Form 10-Q
period 1996-03-31
MEDALLION FINANCIAL CORP
filed 1996-07-15
CIK 1000209

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                           to

                        Commission file number  0-27812

                           MEDALLION FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

             DELAWARE                         No. 04-3291176
      (State of Incorporation)          (IRS Employer Identification No.)

                 205 East 42nd Street, New York, New York 10017
              (Address of principal executive offices) (Zip Code)

                                (212) 682-3300
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes        No  X
                                   ---       ---

 Number of shares of Common Stock outstanding at the latest practicable date, June 30, 1996:

   Class                                    Par Value         Shares Outstanding
   -----                                    ---------         ------------------

Common Stock............................       $.01               8,250,000

================================================================================

                           MEDALLION FINANCIAL CORP.
                                   FORM 10-Q
                                 MARCH 31, 1996

                                     INDEX


                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
          Introduction to Pro Forma Combined Financial Statements......   3
          Pro Forma Combined Balance Sheets as of March 31, 1996.......   4
          Pro Forma Combined Statement of Operations for the three
           months ended March 31, 1996.................................   5
          Pro Forma Combined Statement of Operations for the three
           months ended March 31, 1995.................................   6
          Notes to the Pro Forma Combined Financial Statements.........   7
          Medallion Financial Corp. Balance Sheet as of March 31, 1996.  10
          Notes to Balance Sheet.......................................  11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations Pro Forma
          General....................................................    14
          Pro Forma Performance Results of Operations................    17
          Asset/Liability Management.................................    19
          Liquidity and Capital Resources............................    20

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................    22

Signatures..........................................................     23


                           MEDALLION FINANCIAL CORP.

                           INTRODUCTION TO PRO FORMA
                   COMBINED FINANCIAL STATEMENTS - UNAUDITED


       The following unaudited pro forma combined balance sheet dated as of March 31, 1996 and unaudited pro forma combined statements of operations for the three months ended March 31, 1995 and March 31, 1996 have been prepared to reflect Medallion Financial Corp.'s (the "Company") initial public offering (the "Offering") which closed on May 29, 1996, and the application of the proceeds of the Offering. The proceeds of the Offering were primarily allocated to, and the pro forma combined financial statements accordingly reflect (i) the Company's acquisition (the "Acquisition") of Edwards Capital Company ("Edwards"), Transportation Capital Corp. ("TCC"), Tri-Magna Corporation ("Tri-Magna") and its subsidiaries Medallion Funding Corp. ("MFC") and Medallion Taxi Media, Inc. ("Media" and collectively with Edwards, TCC, Tri-Magna and MFC, the "Founding Companies") which were acquired by the Company simultaneously with the closing of the Offering, and (ii) the repayment of indebtedness. The pro forma combined financial statements also reflect the application of the cash acquired in connection with the Acquisitions and the adjustments described in the accompanying notes. The pro forma combined financial information is based on the historical financial statements of the Company, Tri-Magna, Edwards and TCC, as well as the estimates and assumptions set forth below and in the notes to the pro forma combined financial statements. The pro forma combined balance sheet was prepared as if the Offering and the application of the proceeds of the Offering occurred on March 31, 1996. The pro forma combined statements of operations were prepared as if the Offering and the application of the proceeds of the Offering occurred on January 1, 1995.

       Pro forma adjustments are based upon preliminary estimates, available information and certain assumptions that management deems appropriate. Pro forma purchase price adjustment allocations are based on the preliminary results of the Company's due diligence, but are subject to change, since the preliminary estimates of the fair value of assets acquired as a result of the Acquisitions may change upon completion of the final analysis. The Company does not expect any such changes to result in a material variation from the information set forth in the pro forma combined balance sheet. The pro forma combined financial information is not necessarily indicative of the financial position or results of operations which actually would have occurred if such transactions had been consummated on January 1, 1995 or March 31, 1996, as applicable, nor does it purport to represent the Company's future financial position or results of operations. Neither expected benefits and cost reductions anticipated by the Company nor future corporate costs that are not under contract have been reflected in the accompanying pro forma financial statements.

                           MEDALLION FINANCIAL CORP.
                       PRO FORMA COMBINED BALANCE SHEETS
                                MARCH 31, 1996
                                  (UNAUDITED)




                                                                                               ADJUSTMENTS
                                                                                                   FOR
                                 MEDALLION        TRI-MAGNA       EDWARDS         TCC           OFFERING
                             -----------------  -------------  -------------  ------------  -----------------
ASSETS
  Investments
    Medallion loans                 $        -   $64,330,789    $43,476,146   $ 7,901,622       $          -
    Commercial installment
      loans                                  -    31,617,852        584,614     1,162,219                  -
                             -----------------   -----------    -----------   -----------       ------------
  Gross investments                          -    95,948,641     44,060,760     9,513,841                  -
    Unrealized depreciation
      on investments                         -      (910,000)       (20,000)     (602,017)                 -
                             -----------------   -----------    -----------   -----------       ------------
  Net investments                            -    95,038,641     44,040,760     8,911,824                  -
  Investment in                                                                                   39,052,903   (d)
   subsidiaries
  Investment in
   unconsolidated                            -       119,332              -             -                  -
   subsidiary                -----------------   -----------    -----------   -----------       ------------

  Total investments                          -    95,157,973     44,040,760     8,911,824         39,052,903
                                                                                                  56,470,000   (a)
                                                                                                 (56,470,000)  (b)
  Cash and cash equivalents              2,000       888,927         67,447     8,185,897         (7,014,803)  (c)
  Accrued interest                           -       851,566        408,000       124,126                  -
   receivable
  Deferred financing costs                   -             -        526,042             -                  -
  Fixed assets, net                          -        77,926         62,932        15,133                  -
  Goodwill                                   -             -              -             -                  -
  Other assets                       1,750,000     1,667,902        340,317        67,283         (1,750,000)  (f)
  Deferred income taxes                      -             -              -       242,035                  -
                             -----------------   -----------    -----------   -----------       ------------
  Total assets                      $1,752,000   $98,644,294    $45,445,498   $17,546,298       $ 30,288,100
                             =================   ===========    ===========   ===========       ============

LIABILITIES
  Accounts payable and
   accrued
     expenses                       $1,750,000   $   433,014    $   542,014   $   125,420       $ (1,750,000)  (f)
  Accrued interest payable                   -       660,699        578,494        89,833                  -
  Notes payable to bank and
     demand notes                            -    80,044,900     10,040,000             -        (24,431,900)  (e)
  SBA debentures payable                     -             -     24,950,000     6,730,000                  -
  Negative goodwill                          -             -              -             -                  -
                             -----------------   -----------    -----------   -----------       ------------

  Total liabilities                  1,750,000    81,138,613     36,110,508     6,945,253        (26,181,900)
Stockholders' equity
  Common stock                           2,000         6,689              -            13         56,470,000   (a)
  Partners' capital                          -             -      9,334,990             -                  -
  Additional paid-in                         -    10,594,241              -     7,749,456                  -
   capital
  Restricted capital                         -     6,002,100              -     2,199,166                  -
  Accumulated undistributed
     income (loss)                           -       902,651              -       652,410                  -
                             -----------------   -----------    -----------   -----------       ------------

 Total stockholders'                    2,000    17,505,681      9,334,990    10,601,045         56,470,000
   equity                    -----------------   -----------    -----------   -----------       ------------

  Total liabilities and
     stockholders equity            $1,752,000   $98,644,294    $45,445,498   $17,546,298       $ 30,288,100
                             =================   ===========    ===========   ===========       ============




                                                     ADJUSTMENTS
                                                   FOR ACQUISITIONS
                                 TRI-MAGNA             EDWARDS               TCC
                               ADJUSTMENTS(G)       ADJUSTMENTS(H)     ADJUSTMENTS(I)      PRO FORMA
                            --------------------  ------------------  -----------------  -------------
ASSETS
  Investments
    Medallion loans              $          -        $          -       $    (13,920)     $115,694,637
    Commercial installment
      loans                          (910,000)            (20,000)          (588,097)       32,296,588
                                 ------------        ------------       ------------      ------------
  Gross investments               (14,288,000)        (15,216,725)       (10,951,253)      147,991,225
    Unrealized depreciation
      on investments                  910,000              20,000            602,017                 -
                                 ------------        ------------       ------------      ------------
  Net investments                           -                   -                  -       147,991,225
  Investment in                   (13,378,000)        (15,196,725)       (10,478,178)                -
   subsidiaries
  Investment in
   unconsolidated
   subsidiary                        (119,332)                  -                  -                 -
                                 ------------        ------------       ------------      ------------

  Total investments               (13,497,332)        (15,196,725)       (10,478,178)      147,991,225


  Cash and cash equivalents          (334,450)            (67,447)                 -         1,727,571
  Accrued interest                          -                   -                  -         1,383,692
   receivable
  Deferred financing costs                  -            (526,042)                 -                 -
  Fixed assets, net                   (77,926)            (62,932)                 -            15,133
  Goodwill                                  -           6,300,000             30,535         6,330,535
  Other assets                       (474,688)           (323,858)                 -         1,276,956
  Deferred income taxes                     -                   -           (242,035)                -
                                 ------------        ------------       ------------      ------------
  Total assets                   $(14,384,396)       $ (9,877,004)      $(10,689,678)     $158,725,112
                                 ============        ============       ============      ============

LIABILITIES
  Accounts payable and
   accrued
     expenses                    $          -        $   (542,014)      $    122,867      $    681,301
  Accrued interest payable                  -                   -                  -         1,329,026
  Notes payable to bank and
     demand notes                           -                   -                  -        65,653,000
  SBA debentures payable                    -                   -           (211,500)       31,468,500
  Negative goodwill                 3,121,285                   -                  -         3,121,285
                                 ------------        ------------       ------------      ------------

  Total liabilities                 3,121,285            (542,014)           (88,633)      102,253,112
Stockholders' equity
  Common stock                         (6,689)                  -                (13)       56,472,000
  Partners' capital                         -          (9,334,900)                 -                 -
  Additional paid-in              (10,594,241)                  -         (7,749,456)                -
   capital
  Restricted capital               (6,002,100)                  -         (2,199,166)                -
  Accumulated undistributed
     income (loss)                   (902,651)                  -           (652,410)                -
                                 ------------        ------------       ------------      ------------

 Total stockholders'             (17,505,681)         (9,334,990)       (10,601,045)       56,472,000
   equity                        ------------        ------------       ------------      ------------

  Total liabilities and
     stockholders equity         $(14,384,396)       $ (9,877,004)      $(10,689,678)     $158,725,112
                                 ============        ============       ============      ============



     See accompanying notes to unaudited pro forma combined balance sheet.

                           MEDALLION FINANCIAL CORP.
                              PRO FORMA COMBINED
                            STATEMENT OF OPERATIONS
                          FOR THE THREE MONTHS ENDED
                                MARCH 31, 1996
                                  (UNAUDITED)

                                                                                                   ADJUSTMENTS
                                                                                                FOR OFFERING AND
                                   MEDALLION   TRI-MAGNA    EDWARDS       TCC         TOTAL      USE OF PROCEEDS          PRO FORMA
                                   ---------  -----------  ----------  ----------  -----------  -----------------        -----------

  Investment Income
     Interest Income
       on Investments               $      -  $2,606,250   $1,038,763   $338,015   $3,983,028          $       -         $3,983,028
    Interest Income on
       Treasury Bills                      -           -            -     91,238       91,238            (66,475)  (l)       24,763
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------
  Total Investment
     Income                                -   2,606,250    1,038,763    429,253    4,074,266            (66,475)         4,007,791
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------

  Interest Expense
    Notes Payable to Bank                  -   1,553,294      164,635          -    1,717,929           (481,492)  (k)    1,236,438
    SBA Debentures                         -           -      495,546     90,349      585,895                  -            585,895
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------

  Total Interest Expense                   -   1,553,294      660,181     90,349    2,303,824           (481,492)         1,822,333
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------
  Net Interest Income                      -   1,052,956      378,582    338,904    1,770,442            415,017          2,185,459
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------

  Non-Interest Income
    Equity in earnings of
      unconsolidated subsidiary            -     (26,003)           -          -      (26,303)                 -            (26,303)

    Accretion of Negative
      Goodwill                             -           -            -          -            -            192,926   (j)      192,926
  Other Income                             -      77,404       86,876          -      164,280                  -            164,280
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------

Total Non-Interest Income                  -      51,401       86,876          -      138,277            192,926            331,203
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------

  Expenses
    Professional Fees                      -      78,893       25,384     78,590      182,687            (45,586)  (o)      137,281
    Salaries and Benefits                  -     286,413       84,548     41,625      412,586            (82,500)  (n)      386,336
                                                                                                          56,250   (o)            -
    Other Operating Expenses               -     313,104       80,623     38,296      432,023            (18,014)  (p)      402,951
                                                                                                         (11,058)  (q)            -
    Amortization of Goodwill               -           -            -          -            -            105,000   (j)      105,000
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------
  Total Expenses                           -     678,410      190,555    158,511    1,027,476              4,092          1,031,568
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------

  Dividends on Minority
      interest                             -           -            -          -            -                  -                  -
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------
  Net Investment Income
     before income taxes                   -     425,947      274,903    180,393      881,243            603,851          1,485,094
  Income Taxes                             -           -       10,610     77,700       88,310            (88,310)  (r )           -
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------

  Net Investment Income
    after income taxes                     -     425,947      264,293    102,693      792,933            692,161          1,485,094
  Change in unrealized
     depreciation                          -           -            -     24,417       24,417                  -             24,417
  Net realized gain (loss) on
     investments                           -           -            -     (4,714)      (4,714)                 -             (4,714)

                                   ---------  ----------   ----------   --------   ----------          ---------         ----------

  Net Increase in Net Assets
     resulting from operation      $       -  $  425,947   $  264,293   $122,396   $  812,636          $ 692,161         $1,504,797
                                   =========  ==========   ==========   ========   ==========          =========         ==========


  Pro forma net increase in
     net assets resulting from
     operations per share                                                                                                     $0.18
                                                                                                                         ==========

  Pro forma weighted
     average shares outstanding                                                                                           8,250,000
                                                                                                                         ==========

See accompanying notes to unaudited pro forma combined statement of operations.

                           MEDALLION FINANCIAL CORP.
                              PRO FORMA COMBINED
                            STATEMENT OF OPERATIONS
                          FOR THE THREE MONTHS ENDED
                                MARCH 31, 1995
                                  (UNAUDITED)

                                                                                                   ADJUSTMENTS
                                                                                                FOR OFFERING AND
                                   MEDALLION   TRI-MAGNA    EDWARDS       TCC         TOTAL      USE OF PROCEEDS          PRO FORMA
                                   ---------  -----------  ----------  ----------  -----------  -----------------        -----------

  Investment Income
    Interest Income
       on Investments              $       -  $2,362,495   $1,072,737   $370,338   $3,805,570          $       -          $3,805,570

    Interest Income on
       Treasury Bills                      -           -            -    107,328      107,328            (66,475)  (l)        40,853

                                   ---------  ----------   ----------   --------   ----------          ---------          ----------

  Total Investment
     Income                                -   2,362,495    1,072,737    477,666    3,912,898            (66,475)          3,846,423

                                   ---------  ----------   ----------   --------   ----------          ---------          ----------


  Interest Expense
    Notes Payable to Bank                  -   1,251,129      205,673          -    1,456,802           (165,492)  (k)     1,291,310

    SBA Debentures                         -     248,579      498,269    120,424      867,272           (248,579)  (k)       618,693

                                   ---------  ----------   ----------   --------   ----------          ---------          ----------


  Total Interest Expense                   -   1,499,708      703,942    120,424    2,324,074           (414,071)          1,910,003

                                   ---------  ----------   ----------   --------   ----------          ---------          ----------

  Net Interest Income                      -     862,787      368,795    357,242    1,588,824            347,596           1,936,420

                                   ---------  ----------   ----------   --------   ----------          ---------          ----------


  Non-Interest Income
    Equity in earnings of
      unconsolidated subsidiary            -      31,044            -          -       31,044                  -              31.044

    Accretion of Negative
       Goodwill                            -           -            -          -            -            192,926   (j)       192,926

    Other Income                           -     116,556      111,690          -      228,246                  -             228,246

                                   ---------  ----------   ----------   --------   ----------          ---------          ----------


Total Non-Interest Income                  -     147,600      111,690          -      259,290            192,926             452,216

                                   ---------  ----------   ----------   --------   ----------          ---------          ----------


  Expenses
    Professional Fees                      -     105,191       57,427     89,818      252,436            (45,586)  (o)       206,850

    Salaries and Benefits                  -     322,318       86,372     67,129      475,819            (82,500)  (n)       445,654

                                                                                                          56,250   (o)             -

    Other Operating Expenses               -     245,497       75,557     40,668      361,722            (18,014)  (p)       336,565

                                                                                                         (11,058)  (q)             -

    Amortization of Goodwill               -           -            -          -            -            105,000   (j)       105,000

                                   ---------  ----------   ----------   --------   ----------          ---------          ----------

  Total Expenses                           -     673,006      219,356    197,615    1,089,977              4,092           1,094,069

                                   ---------  ----------   ----------   --------   ----------          ---------          ----------


  Dividends on Minority
      interest                             -      69,255            -          -       69,255            (69,255)  (m)             -

                                   ---------  ----------   ----------   --------   ----------          ---------          ----------

  Net Investment Income
     before income taxes                   -     268,126      261,129    159,627      688,882            605,685           1,294,567

  Income Taxes                             -           -       10,111     67,024       77,135            (77,135)  (r)             -

                                   ---------  ----------   ----------   --------   ----------          ---------          ----------


  Net Investment Income
    after income taxes                     -     268,126      251,018     92,603      611,747            682,820           1,294,567

  Change in unrealized
     depreciation                          -     (20,000)           -     25,967        5,967                  -               5,967

  Net realized gain (loss) on
     investments                           -       4,390            -     (8,264)      (3,874)                 -             (3,874)

                                   ---------  ----------   ----------   --------   ----------          ---------          ----------


  Net Increase in Net Assets
     resulting from operation      $       -  $  252,516   $  251,018   $110,306   $  613,840          $ 682,820          $1,296,660

                                   =========  ==========   ==========   ========   ==========          =========          ==========



  Pro forma net increase in
     net assets resulting from
     operations per share                                                                                                 $     0.16

                                                                                                                          ==========


  Pro forma weighted
     average shares outstanding                                                                                            8,250,000

                                                                                                                          ==========

See accompanying notes to unaudited pro forma combined statement of operations.

                           MEDALLION FINANCIAL CORP.
             NOTES TO THE PRO FORMA COMBINED FINANCIAL STATEMENTS
                                MARCH 31, 1996


     1. Unaudited pro forma combined balance sheet adjustments ( all dollars in thousands, except per share amounts):

          (a) Adjustment to reflect the proceeds raised from the Offering based on the initial public offering price of $11.00 per share, an underwriter's discount of 7% ($4,428) and estimated expenses of $2,352 and the issuance of 5,750,000 shares of common stock for a total of 8,250,000 shares of common stock outstanding.

          (b) Adjustment to reflect the use of a portion of the net proceeds of the Offering to pay the purchase price of the Acquisitions (estimated to be $13,378 for Tri-Magna; $15,197 for Edwards; $10,478 for TCC) and an obligation to repay a Tri-Magna loan ($3,232) due upon consummation of the Offering and to repay a portion of existing debt ($14,185).

          (c) Adjustment to reflect the use of a portion of the surplus cash resulting from the Acquisitions ($7,015) to reduce debt. The ability to use excess cash from the Acquisitions to reduce bank debt is contingent upon regulatory approval for MFC, Edwards and TCC to make loans and advances to the Company. If regulatory approval is not received, it is assumed that the excess cash would be used to fund additional loans. The effect on pro forma earnings of these two different uses of cash is insignificant.

          (d) Adjustment to reflect the elimination of investments in Tri-Magna, Edwards and TCC.

          (e) Adjustment to reflect the use of a portion of the net proceeds of the Offering ($17,417), plus surplus cash resulting from the Acquisitions ($7,015), to reduce debt.

          (f) Adjustment to reflect the elimination of the accrual of the Company's deferred offering costs incurred prior to March 31, 1996 in conjunction with the Offering, net of costs that will be reimbursed in connection with the Acquisitions, as all of the Offering costs have been paid with a portion of the proceeds from the Offering.

          (g) Adjustment to reflect purchase price adjustments, including assumed distributions to Tri-Magna stockholders, associated with the acquisition of Tri-Magna. This acquisition is to be accounted for under the purchase method of accounting. As Tri-Magna was an investment company under the 1940 Act, its historic balance sheet is reflected at fair market value. Accordingly, no fair market value adjustments are required. Because the acquisition of Tri-Magna results in the net fair value assigned to the assets exceeding the acquisition cost, the excess is allocated to proportionately reduce the values assigned to noncurrent assets with any remaining value constituting negative goodwill. As a result of this allocation, Tri-Magna's investment in unconsolidated subsidiary and fixed assets were written down to zero. The resulting negative goodwill will be accreted to earnings over approximately 4 years.

          (h) Adjustment to reflect purchase price adjustments associated with the acquisition of certain assets and the assumption of certain liabilities of Edwards. This acquisition is to be accounted for under the purchase method of accounting. Edwards' historic balance sheet is reflected at fair market value. Accordingly, no fair market value adjustments are required. Goodwill will be amortized over 15 years.

          (i) Adjustment to reflect purchase price adjustments associated with the acquisition of TCC. This acquisition is to be accounted for under the purchase method of accounting. Goodwill will be amortized to earnings over 15 years. Adjustments have been made to record the fair value of assets including the write-off of the deferred tax asset which will not be realized.

     2. Unaudited pro forma combined statement of operations adjustments (all dollars in thousands)

          (j) Adjustments to record the amortization of goodwill (excess of cost over the fair value of net assets of business acquired) and accretion of negative goodwill (excess of fair value of net assets over cost of business acquired), respectively, recorded in purchase accounting related to the goodwill resulting from the Edwards and TCC acquisitions and the negative goodwill arising in the acquisition of Tri-Magna. The goodwill related to Edwards and TCC is being amortized on a straight line basis over 15 years, and the negative goodwill related to Tri-Magna is being accreted on a straight line basis over approximately 4 years.

          (k) Adjustment to reflect the reduction in U.S. Small Business Administration ("SBA") subordinated debenture interest expense resulting from the repayment from the net proceeds of the Offering and the cash acquired in the Acquisitions of all of Tri-Magna's subordinated SBA debentures held during 1995. An adjustment is also made to reflect the reduction in bank debt interest expense resulting from the repayment of a portion of bank debt from the net proceeds of the Offering and the cash acquired in the Acquisitions, bearing interest at a weighted average rate of 7.60% per annum. The combined repayment of SBA and bank debt is equal to $21,200. In addition, an adjustment was made for the interest expense savings on the repayment of a Tri-Magna loan ($3,232) due upon consummation of the Offering.

          (l) Adjustment to reflect the reduction in interest income related to the payment of $7,015 of excess cash in conjunction with the paydown to bank debt, bearing interest at an assumed rate of approximately 4.0% per annum, respectively.

          (m) Adjustment to record the elimination of the preferred stock dividend resulting from Tri-Magna's repurchase of preferred stock. This transaction occurred on September 29, 1995 and the repurchase was considered by the Company in its determination of negative goodwill. The buyback was funded by additional debt ($3,232) which will be repaid with proceeds from the Offering. The interest expense saving which will result from the repayment of this debt was considered by the Company as a reduction in interest expense.

     TCC also participated in the SBA preferred stock buyback program on August 14, 1995. There are no dividends to eliminate, as TCC did not elect to pay them. Further, no interest income adjustment was reflected related to the funding of the buyback as the amount was considered nominal.

          (n) Adjustment to reflect the reduction in executive compensation and pension expense, as a result of the elimination of three senior vice president executive positions at Tri-Magna.

          (o) Adjustment to reflect the increase in salaries and benefits expense due to the investment advisory fees to be paid monthly, in arrears, to FMC Advisers, Inc. ("FMC"). This increase in expense is partially offset by the reduction in professional fee expense due to the elimination of amortization of deferred financing costs.

          (p) Adjustment to eliminate certain operations expenses of Edwards. These expenses will not recur, as the related assets and liabilities were not acquired by the Company as part of the acquisition of Edwards. These expenses include the elimination of depreciation and the elimination of amortization of deferred financing costs.

          (q) Adjustment to eliminate certain operation expenses of Tri-Magna in connection with the accounting for the Company's negative goodwill. These expenses will not recur, as the related assets were written off by the Company as part of the acquisition, including the elimination of Tri-Magna's depreciation.

          (r) Adjustment to eliminate income and other corporate tax expenses for TCC and Edwards. Both companies intend to be treated as regulated investment companies, and therefore, no taxes will be assessed to them.

                           MEDALLION FINANCIAL CORP.
                                 BALANCE SHEET
                                MARCH 31, 1996
                                  (UNAUDITED)



ASSETS
  Cash                                    $    2,000
  Deferred Offering Costs                  1,750,000
                                          ----------
  Total assets                            $1,752,000
                                          ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts Payable and Accrued            $1,750,000
   Liabilities (Note 2)
  Commitments and Contingencies (Note 4)
  Shareholders' Equity:
    Common stock (3,000 shares of $.01             2
     par value stock
      authorized - 200 shares
       outstanding at December 31,
      1995) (Note 3)
    Capital in excess of par value
     (Note 2)                                  1,998
                                          ----------
  Total shareholders' equity                   2,000
                                          ----------
  Total liabilities and shareholders'
   equity                                 $1,752,000
                                          ==========










      The accompanying notes are an integral part of this balance sheet.

                           MEDALLION FINANCIAL CORP.
                            NOTES TO BALANCE SHEET
                                MARCH 31, 1996


(1)  FORMATION OF MEDALLION FINANCIAL CORP.

     The Company is a closed-end management investment company and was organized as a Delaware corporation in 1995. In 1996, the Company intends to complete the Offering and intends to file an election under Section 54 of the Investment Company Act of 1940, as amended (the "1940 Act"), to be regulated as a business development company. In parallel with the Offering, the Company will merge with Tri-Magna; acquire substantially all of the assets of Edwards; and acquire all of the outstanding voting stock of TCC. In connection with the Acquisitions, the Company has filed an application for an exemptive order under the 1940 Act with the Securities and Exchange Commission (the "Commission"). The Acquisitions and the Offering are contingent upon the receipt of such exemptive order, as well as approval of the SBA. The Company will engage directly and/or through its principal subsidiaries primarily in the business of making loans to small businesses and, to a lesser degree, in the business of taxicab rooftop advertising. (See Note 6 - Subsequent Events)

     Tri-Magna is a closed-end management investment company registered under the 1940 Act and is the sole shareholder of MFC and Media. MFC is a closed-end management investment company registered under the 1940 Act and is licensed as a specialized small business investment company ("SSBIC") by the SBA. As an adjunct to MFC's finance business, Media operates a taxicab rooftop advertising business. In accordance with the merger agreement between the Company and Tri-Magna signed on December 21, 1995, Tri-Magna will be acquired by being merged into the Company and as a result, MFC and Media will become wholly owned subsidiaries of the Company.

     Edwards is licensed as a small business investment company ("SBIC") by the SBA and is an unrelated, privately held limited partnership. Upon consummation of the acquisition of substantially all of Edwards' assets through a newly formed, wholly owned subsidiary of the Company, Edwards will register as a closed-end management investment company under the 1940 Act. On February 21, 1996 the Company entered into an asset purchase agreement with Edwards. Under the agreement, Edwards will sell certain assets to the Company for a purchase price of approximately $15,000,000 and the assumption of certain liabilities.

     TCC is licensed as an SSBIC by the SBA. TCC has operated as a wholly owned, indirect subsidiary of a public company. The Company will acquire all of the outstanding voting common stock of TCC. Upon consummation of the acquisitions, TCC will be a closed-end management investment company registered under the 1940 Act and will be a wholly owned subsidiary of the Company. On February 12, 1996, the Company entered into a stock purchase agreement with TCC. Under the agreement, Leucadia (the parent of TCC) will sell, and the Company will purchase, all of the outstanding shares of capital stock of TCC for a purchase price based upon net book value, as defined in the agreement (approximately $10,000,000).

                           MEDALLION FINANCIAL CORP.
                     NOTES TO BALANCE SHEET - (Continued)
                                MARCH 31, 1996


(2)  ACCOUNTING TREATMENT

     The Acquisitions will be accounted for under the purchase method of accounting. Under this accounting method, the Company will record as its cost the fair value of the acquired assets and assumed liabilities. The difference between the cost of acquired companies and the sum of the fair values of tangible and identifiable intangible assets less liabilities assumed will be recorded as goodwill or negative goodwill.

     Deferred offering costs incurred by the Company in connection with the sale of shares will be recorded as a reduction of capital upon completion of the Offering. These costs are recorded, net of $200,000 payable by Tri-Magna in accordance with the merger agreement between the Company and Tri-Magna.

(3)  AUTHORIZED AND OUTSTANDING CAPITAL STOCK

     The authorized capital stock of the Company consists of 3,000 shares of common stock at $.01 par value. All of the outstanding 200 shares of common stock were issued in connection with the incorporation of the Company at a price reflecting the fair market value of the Company at inception. It is anticipated that immediately preceding the Offering, the Company will amend its charter to increase the number of authorized shares of common stock and effect a stock split to increase the number of the outstanding shares of common stock. The exact number of shares to be offered in the Offering and the exact ratio of the stock split has not been determined and will depend on the valuation of Medallion by the underwriters and the per share offering price of the common stock in the Offering.

(4)  COMMITMENTS AND CONTINGENCIES

     The Company plans to enter into a sub-advisory agreement (the "Sub-Advisory Agreement") with FMC in which FMC will provide investment advisory services to the Company.

     FMC will regularly consult with management of the Company with respect to strategic decisions concerning originations, credit quality assurance, development of financial products, leverage, funding, geographical and product diversification, the repurchase of participations, acquisitions, regulatory compliance and marketing.

     Unless terminated earlier as described below, the Sub-Advisory Agreement will remain in effect for a period of two years following execution and delivery by the parties. The term will continue from year to year thereafter, if approved annually by (i) a majority of the Company's noninterested directors and
(ii) the Board of Directors, or by a majority of the Company's outstanding voting securities, as defined in the 1940 Act. The Sub-Advisory Agreement will be terminable without penalty to the Company on 60 days' prior written

                           MEDALLION FINANCIAL CORP.
                     NOTES TO BALANCE SHEET - (Continued)
                                MARCH 31, 1996


notice by either party or by vote of a majority of the Company's outstanding voting securities, and will terminate if assigned by FMC.

     Two trusts affiliated with two individuals who are each officers, directors and shareholders of the Company have agreed to personally assure FMC of payment for the first 48 months of service under the Sub-Advisory Agreement pursuant to an escrow arrangement under which they will maintain in escrow common stock of the Company worth 200% of the advisory fees remaining to be paid by the Company to FMC during the first 48 months of service under the Sub-Advisory Agreement.

     It is anticipated that in connection with the Offering (as discussed in Note 1), the Company will implement a stock option plan and enter into employment contracts with certain individuals who are employees, directors and/or shareholders of the Company.

(5)  RELATED PARTY TRANSACTIONS

     An individual who is a director, officer and shareholder of Tri-Magna is also a director, officer and shareholder of the Company. Two additional individuals who are directors of Tri-Magna are also directors of the Company. An individual who is an employee and shareholder of Tri-Magna is also a director, officer and shareholder of the Company.

     The officers, directors and shareholders of FMC also serve as officers, directors and shareholders of Tri-Magna. In connection with the merger of Tri-Magna with and into the Company, the officers, directors and shareholders of FMC will cease to hold their positions as officers and directors of Tri-Magna and will sell their shares of Tri-Magna to the Company.

(6)  SUBSEQUENT EVENTS

     Subsequent to March 31, 1996, The Company obtained the required exemptive order from the Commission, as well as the approval of the SBA.

     On May 29, 1996, the Company issued 5,750,000 shares of common stock at $11.00 per share; split the existing 200 shares of common stock into 2,500,000 shares; and completed the merger with Tri-Magna and the acquisitions of Edwards and TCC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     This discussion is intended to assist investors in their analysis of the financial condition and results of operations of Medallion Financial Corp. (the "Company"). The information contained in this section should be read in conjunction with the Pro Forma Combined Financial Statements and Notes thereto appearing in this report.

     The Company's principal activity is the origination and servicing of loans financing the purchase of taxicab medallions and related assets ("Medallion Loans") and commercial installment loans financing small businesses in other targeted industries ("Commercial Installment Loans"). The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on interest-earnings assets consisting primarily of Medallion Loans and Commercial Installment Loans, and the interest paid on interest-bearing liabilities consisting primarily of credit facilities with bank syndicates and subordinated debentures issued to or guaranteed by the SBA. Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Net interest income is affected by economic, regulatory and competitive factors that influence interest rates, loan demand and the availability of funding to finance the Company's lending activities. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities.

     The Company's investment income is driven by the yield on Medallion Loans and Commercial Installment Loans. The extent to which the yield of the Company's Medallion Loan originations exceed the prevailing prime rate of interest charged by major commercial banks (the "Prime Rate") has been in a long-term decline. However, since December 1994 the average yield of both the Medallion Loan and Commercial Installment Loan portfolios has slightly increased. Weighted average portfolio yield at March 31, 1996 was 10.62% for the entire portfolio and 9.90% for the Medallion Loan portfolio. The increase in average yield is partially the result of stabilization in market interest rates for Medallion Loans, which began in July 1994. Since December 1994, the average portfolio yield has increased as older, lower interest rate loans in the portfolio have matured or been prepaid and newer, higher interest rate loans have constituted a greater proportion of the portfolio. From inception of its business through 1995, the period between the origination and final payment of all Medallion Loans originated by Tri-Magna has been estimated by the Company to be 29 months. The Company believes that this time period varies to some extent as a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to prepay in a rising interest rate environment.

     The Company has also increased the average yield of the portfolio by shifting the portfolio mix toward a higher percentage of Commercial Installment Loans, which historically have had a yield of approximately 350 basis points higher than the Company's Medallion Loans and 500 to 700 basis points higher than the Prime Rate. On a pro forma basis, Commercial Installment Loans had a weighted average yield of 13.46% and represented 21.8% of the total portfolio or $32.3 million at March 31, 1996. The Company intends to continue to increase the percentage of Commercial Installment Loans in the total portfolio.

     The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates and, to a lesser degree, fixed-rate, long-term subordinated debentures issued to or guaranteed by the U.S. Small Business Administration (the "SBA"). Recently, the Company has reduced its reliance on SBA financing and increased the relative proportion of bank debt to total liabilities. SBA financing can offer very attractive rates, but such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the Small Business Investment Act of 1958 (the "SBIA") and the regulations thereunder ("SBA Regulations"), through subsidiaries already subject to SBA restrictions. The Company believes that its transition to financing its operations primarily with short-term LIBOR-based bank debt has generally decreased its interest expense thus far, but has also increased the Company's exposure to the risk of increases in market interest rates. The Company also expects that net interest income should increase because bank debt is more available than SBA financing and will thus permit an increase in the size of the loan portfolio. On a pro forma basis, at March 31, 1996, short-term LIBOR-based debt constituted 74% of total debt.

     The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium to LIBOR paid by the Company on its LIBOR-based debt, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 30-180 days. The Company's subordinated debentures issued to or guaranteed by the SBA typically have terms of ten years. The Company's cost of funds reflects fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the monthly 90- and 180-day LIBOR (the "LIBOR Benchmark"). At March 31, 1996, the Company's average cost of funds, e.o.p. was 7.13%, or 157 basis points over the LIBOR Benchmark of 5.56%.

     In connection with its Medallion Loan finance business, the Company also conducts a taxicab rooftop advertising business through Medallion Taxi Media, Inc. ("Media"). Media began operations in November 1994. Media's revenue is affected by the number of taxicab rooftop advertising displays ("Displays") that it owns and the occupancy rate of those Displays. At March 31, 1996, Media had 1,670 installed displays. The Company expects that Media will continue to expand its operations. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company because

Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies, such as Media, with investment companies, such as the Company.

     Factors which affect the Company's net assets include net realized gain/loss on investments and change in net unrealized depreciation of investments. Net realized gain/loss on investments is the difference between the proceeds derived upon foreclosure of a loan and the cost basis of such loan. Change in net unrealized depreciation of investments is the amount, if any, by which the Company's estimate of the fair market value of its loan portfolio is below the cost basis of the loan portfolio. Under the Investment Company Act of 1940, as amended (the "1940 Act"), the SBIA and SBA Regulations, the Company's loan portfolio must be recorded at fair market value or "marked to market." Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of its loan portfolio to reflect the Company's estimate of the current realizable value of the loan portfolio. Since no ready market exists for the Company's loans, fair market value is subject to the good faith determination of the Company. In determining such value, the Company takes into consideration factors such as the financial condition of its borrowers, the adequacy of its collateral and the relationships between current and projected market rates of interest and portfolio rates of interest and maturities. Any change in the fair value of portfolio loans as determined by the Company is reflected in net unrealized depreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income. Upon completion of the acquisitions (the "Acquisitions") of Edwards Capital Company ("Edwards"), Transportation Capital Corp. ("TCC") and Tri-Magna Corporation ("Tri-Magna") and its subsidiaries, Medallion Funding Corp. ("MFC"), and Medallion Taxi Media, Inc. ("Media" and collectively with Edwards, TCC, Tri-Magna and MFC, the "Founding Companies"), on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair market value as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting.

     Prior to the Acquisitions, the Company had no results of operations and each of Tri-Magna, Edwards and TCC had been operating independently of each other.

     The preceding discussion under the caption "General" has been presented on a combined basis. The following discussion, under the caption "Pro Forma Results of Operations," presents the results of operations of the Company had the Founding Companies been acquired and the initial public offering effected on January 1, 1995 or March 31, 1996, as applicable. In addition, the pro forma information is based on available information and certain assumptions and adjustments set forth in the notes to the pro forma combined financial statements. The pro forma combined financial statements are not necessarily comparable to or indicative of future performance. Following the "Pro Forma Results of Operations" are discussions of asset and liability management and liquidity and capital resources of the Company and they are discussed on a combined basis.

                        PRO FORMA RESULTS OF OPERATIONS

    Comparison of the Three Months Ended March 31, 1995 and March 31, 1996

     Performance Summary. Net increase in net assets resulting from operations increased $208,000 or 16.1% from $1.3 million for the three months ended March 31, 1995 to $1.5 million for the three months ended March 31, 1996. The increase was the result of an increase in net interest income caused by a decrease in cost of funds and an increase in portfolio yield. The increase in net interest income was partially offset by a decrease in other income caused by a decline in the receipt of prepayment fees due to an increase in market rates for Medallion Loans resulting in decreased refinancing activity. The increase in net interest income was also offset by a decrease in advertising revenue resulting from the start-up of Media's maintenance center which services Displays. Non-interest expense also decreased because of a reduction in professional fees as most of these costs were associated with the Acquisition and are being capitalized. Net unrealized depreciation of investments decreased because of the decreased potential loan loss exposure corresponding to the contraction of TCC's loan portfolio.

     Net Interest Income. Net interest income increased $249,000 or 12.9% from $1.9 million for the three months ended March 31, 1995 to $2.2 million for the three months ended March 31, 1996. The interest rate spread of 1.99% for the three months ended March 31, 1995 increased 114 basis points to 3.13% for the three months ended March 31, 1996. This increase reflected a 97 basis point decrease in the Company's average cost of funds and a 17 basis point increase in the average yield of the portfolio. The Company's investment income increased $161,000 or 4.2% from $3.8 million for the three months ended March 31, 1995 to $4.0 million for the three months ended March 31, 1996. The increase in investment income was the result of portfolio growth of $4.4 million or 3.0% from an average of $145.6 million for the three months ended March 31, 1995 to an average of $150.0 million for the three months ended March 31, 1996. The increase in investment income was also the result of an increase in the average yield of the portfolio which increased 17 basis points from 10.45% for the three months ended March 31, 1995 to 10.62% for the three months ended March 31, 1996. The increase in average yield was caused by both (i) a shift in the portfolio mix toward a higher percentage of Commercial Installment Loans which historically have had a yield of approximately 350 basis points higher than Medallion Loans and (ii) an increase in the average interest rate on Medallion Loans. Commercial Installment Loans represented approximately 20.0% of the loan portfolio at March 31, 1995 and 21.8% at March 31, 1996.

     The Company's interest expense decreased $88,000 or 4.6% from $1.9 million for the three months ended March 31, 1995 to $1.8 million for the three months ended March 31, 1996. Interest expense decreased as the result of a 97 basis point decrease in the average cost of funds during the period from an average of 8.46% for the three months ended March 31, 1995 to 7.49% for the three months ended March 31, 1996. The Company's 97 basis point decrease in average cost of funds was driven by a 100 basis point decrease in the LIBOR Benchmark during the comparable periods. The decrease in average cost of funds was offset by increased average net borrowings of $7.0 million or 7.7% from $90.4 million for the three months ended March 31, 1995 to $97.4 million for the three months ended March 31, 1996. The increased borrowings were incurred to fund portfolio growth.

     Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue generated by Media increased $88,000, or 28.6%, from $308,000 for the three months ended March 31, 1995 to $396,000 for the three months ended March 31, 1996 because of an increase in Displays. The number of Displays owned by Media increased by 620 or 59% from 1,050 at March 31, 1995 to 1,670 at March 31, 1996. The increase in Displays also caused Display rental costs to increase $100,000, or 133%, from $75,000 to $175,000 resulting in a decrease in gross margin of $13,600, or 6.2%, from $234,600, or 76.2%, for the three months ended March 31, 1995 to $221,000, or 55.8%, for the three months ended March 31, 1996. Gross margin decreased because Display occupancy decreased 20% from an average of 100% for the three months ended March 31, 1995 to 80% for the three months ended March 31, 1996. Net income (loss) generated by Media decreased $57,000 or 219% from $31,000 for the three months ended March 31, 1995 to negative $26,000 for the three months ended March 31, 1996. Media's net income (loss) is recorded as equity in earnings of unconsolidated subsidiary on the Company's pro forma combined statement of operations. The decrease in earnings was the result of reduced Display occupancy and the costs incurred in the start-up of Media's maintenance center.

     Other Income. The Company's other income decreased $64,000 or 28.0% from $228,000 for the three months ended March 31, 1995 to $164,000 for the three months ended March 31, 1996. Other income decreased because of a reduction in the receipt of prepayment fees due to an increase in market rates for Medallion Loans resulting in decreased refinancing activity. In addition, other income declined because of a reduction in the receipt of income from servicing Medallion Loan participations.

     Accretion of Negative Goodwill. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $3.4 million was generated in the acquisition of Tri-Magna.

     Non-Interest Expenses. The Company's non-interest expense decreased $63,000 or 5.7% from $1.1 million for the three months ended March 31, 1995 to $1.0 million for the three months ended March 31, 1996. The decrease was primarily due to reductions in professional fees as most of these costs were associated the Acquisition and are being capitalized. The Company will seek to reduce non-interest expense as a percentage of assets by consolidating the operations of the Founding Companies, maximizing efficiencies of scale and eliminating redundant services and functions.

     Amortization of Goodwill. Goodwill is the excess of cost of an acquired business over the fair value of net assets acquired. Goodwill of $6.3 million was generated in the Acquisition of Edwards.

     Net Realized Gain/Loss on Investments and Change in Net Unrealized Depreciation of Investments. For the three months ended March 31, 1995 and 1996, the Company had realized losses on investments of $3,900 and $4,700, respectively. The Company's change in net unrealized depreciation of investments decreased $18,000 or 309.2% from $6,000 for the three months ended March 31, 1995 to $24,000 for the three months ended March 31, 1996, due to the decreased potential loan loss exposure associated with the contraction of the TCC loan portfolio. Upon completion of the Acquisitions on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair market value as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting.

ASSET/LIABILITY MANAGEMENT

     Interest Rate Sensitivity. Financial institutions such as the Company are subject to interest rate risk to the extent their interest-earning assets (consisting of Medallion Loans and Commercial Installment Loans) reprice on a different basis over time in comparison to their interest-bearing liabilities (consisting primarily of credit facilities with bank syndicates and subordinated SBA debentures).

     Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. The mismatch between maturities and interest rate sensitivities of the Company's interest-earning assets and interest-bearing liabilities results in interest rate risk. Abrupt increases in market rates of interest may have an adverse impact on the Company's earnings.

     The effect of changes in market rates of interest is mitigated by regular turnover of the portfolio. From inception of its business through 1995, the period between the origination and final payments of all Medallion Loans originated by Tri-Magna is estimated by the Company to have been 29 months on a weighted average basis. Accordingly, the Company anticipates that approximately 40% of the portfolio will mature or be prepaid each year. The Company believes that the average life of its loan portfolio varies to some extent as a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to prepay in a rising interest rate environment.

     The Company seeks to manage the exposure of the balance of the portfolio to increase in market interest rates by entering into interest rate cap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt. The Company has entered into interest rate cap agreements to limit the Company's interest rate exposure to 7.5% on $20.0 million of its LIBOR-based debt through April 7, 1997 and to 7.0% on an additional $20.0 million of its LIBOR-based debt through November 16, 1997. The Company will seek to manage interest rate risk by evaluating and purchasing, if appropriate, additional derivatives, originating adjustable-rate loans and revising, if appropriate, its overall level of asset and liability matching. Nevertheless, the Company accepts varying degrees of interest rate risk depending on market conditions and believes that the resulting asset/liability interest rate mismatch results in opportunities for higher net interest income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of liquidity are credit facilities with bank syndicates, fixed rate, long-term subordinated SBA debentures that are issued to or guaranteed by the SBA and loan amortization and prepayments. As a RIC, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At March 31, 1996, 74% of the Company's $97.4 million of debt consisted of bank debt, substantially all of which was at variable effective rates of interest averaging below the Prime Rate and 26% consisted of subordinated SBA debentures with fixed rates of interest with a weighted average rate of 7.4%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, or to fund loans that qualify under SBA regulations through Edwards and TCC which are already subject to SBA restrictions. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to SBA funding, an additional $6.1 million of debt was available at March 31, 1996 at variable effective rates of interest averaging below the Prime Rate under the Company's $92.0 million bank credit facilities. The Company increased the amount available under such credit facilities by $7 million on June 28, 1996.

     The following table illustrates the Company's and each of the Founding Companies' sources of available funds and amounts outstanding under credit facilities at March 31, 1996. This table does not include Media's $275,000 demand loan. In addition to the following amounts, an additional $18.1 million became available to the Company from the proceeds of its initial public offering which closed on May 29, 1996 and the cash acquired in the Acquisitions.

                                      Medallion
                                      Financial
                                        Corp.       MFC       Edwards      TCC     Total
                                      ----------  --------  -----------  -------  --------
                                                     (dollars in thousands)

Cash and cash equivalents...........     $  131   $   858   $       --   $8,186   $  9,075
Revolving lines of credit...........      2,000    78,000       11,000       --     91,000
  Amounts available.................        137     5,050          960               6,147
  Amounts outstanding...............      1,863    72,950       10,040       --     84,853
   Average interest rate............       7.15%     6.97%        6.95%
   Maturity.........................       8/96      6/97    4/96-9/96
Term loans..........................      3,232     2,000                            5,232
  Interest rate.....................       8.25%     7.50%
  Maturity..........................       5/96      7/97
SBA debentures......................                            24,950    6,730     31,680
  Average interest rate.............                              8.00%    5.38%
  Maturity..........................                         9/96-9/04     6/02
Total cash and remaining amounts
 available under credit facilities..        168     5,908          960    8,186     15,222
Total debt outstanding..............     $5,095   $74,950   $   34,990   $6,730   $121,765


  Loan amortization and prepayments also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition. Medallion Loan prepayments accelerated throughout virtually all of 1993 and the first three months of 1994 because of the generally lower level of interest rates which prompted significant Medallion Loan refinancing activity. However, these prepayments have slowed since early 1994 because of increases in the level of interest rates which have caused a decrease in Medallion Loan refinancing activity.

  The Company has limited its use of SBA funding and will seek such funding only when advantageous. Over the past two years the Company has expanded its loan portfolio, reduced its level of SBA financing and increased its level of bank funding. At March 31, 1996, SBA financing represented 26% of total debt. While bank funding often carries higher interest rates than SBA funding, the Company believes that such higher rates will be offset by the increased volume of funding and loan originations which should result in increased net interest margin.

  Media funds its operations primarily through internal cash flow. Media is not a RIC and, therefore, is able to retain earnings to finance growth.

  The Company believes that the net proceeds of its initial public offering remaining after application of such proceeds to the purchase of the Founding Companies, application of the cash acquired in connection with the Acquisitions, anticipated borrowings from the SBA and under its bank credit facilities and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing growth of the Company's loan portfolio and advertising business through at least the first quarter of 1997. In addition, in order to provide the funds necessary for the Company's expansion strategy, the Company expects to incur, from time to time, additional short- and long-term bank and (to the extent permitted) SBA leverage, and to issue, in public or private transactions, its equity and debt securities. The availability and terms of any such securities will depend upon market, regulatory and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

                                    PART II
                               OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

                    27 Financial Data Schedule

          (b)  Reports on 8-K.

                    No reports on Form 8-K were filed during the three months ended March 31, 1996.

                           MEDALLION FINANCIAL CORP.

                                  SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                       MEDALLION FINANCIAL CORP.



Date:  July 15, 1996                   By:  /s/ Daniel F. Baker
                                            ----------------------
                                            Daniel F. Baker
                                            Chief Financial Officer