Form 10-Q
period 1996-06-30
MEDALLION FINANCIAL CORP
filed 1996-08-14
CIK 1000209

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes     No  X
                                     ---    ---

Number of shares of Common Stock outstanding at the latest practicable date, July 31, 1996:


   CLASS                      PAR VALUE            SHARES OUTSTANDING

Common Stock...............     $.01                     8,250,000


==============================================================================

                           MEDALLION FINANCIAL CORP.
                                   FORM 10-Q
                                 JUNE 30, 1996

                                     INDEX

                                                                     PAGE
                                                                     ----
PART I.  FINANCIAL INFORMATION

Item 1.  Basis of Preparation of Financial Information..............   3
         Medallion Financial Corp. Consolidated Balance Sheets
         as of June 30, 1996 and December 31, 1995..................   4
         Medallion Financial Corp. Consolidated Statement of
         Operations for the period ended June 30, 1996..............   5
         Medallion Financial Corp. Consolidated Statement of
         Shareholders' Equity for the period ended June 30, 1996....   6
         Medallion Financial Corp. Consolidated Statement of
         Cash Flows for the period ended June 30, 1996..............   7
         Notes to Consolidated Financial Statements.................   9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................  12
         General....................................................  12
         Results of Operations......................................  14
         Asset/Liability Management.................................  15
         Liquidity and Capital Resources............................  16

Item 1A. Pro Forma Combined Statements of Operations
         Introduction to Pro Forma Combined Statements of
         Operations.................................................  19
         Pro Forma Combined Statement of Operations for the three
         months ended June 30, 1996.................................  20
         Pro Forma Combined Statement of Operations for the three
         months ended June 30, 1995.................................  21
         Notes to the Pro Forma Combined Statement of Operations....  22

Item 2A. Management's Pro Forma Discussion and Analysis of Financial
         Condition and Results of Operations........................  24

PART II. OTHER INFORMATION

Item 4.  Submissions of Matters to Vote of Security Holders.........  27

Item 6.  Exhibits and Reports on Form 8-K...........................  27

Signatures..........................................................  30


                              BASIS OF PREPARATION


       Medallion Financial Corp. (the "Company") was incorporated in Delaware in 1995 and commenced operations on May 29, 1996 in connection with the closing of its initial public offering (the "Offering") and simultaneous acquisition (the "Acquisitions") of Medallion Funding Corp. ("MFC"), Edwards Capital Company ("Edwards"), Transportation Capital Corp. ("TCC") and Medallion Taxi Media, Inc. ("Media"). The Company's acquisition of these businesses in connection with the Offering and the resulting two-tier structure were effected pursuant to an order of the Securities and Exchange Commission (the "Commission") (Release No. I.C. 21969, May 21, 1996) ("the "Acquisition Order") and the approval of the U.S. Small Business Administration (the "SBA"). A detailed description of the Company, MFC, Edwards, TCC and Media may be found in the Acquisition Order and the Company's Registration Statement (the "Registration Statement") on Form N-2 (File No. 333-1670) filed in connection with the Offering and declared effective on May 22, 1996.

       The financial information included in this report is divided into four sections. The first section, Item 1, includes the unaudited consolidated balance sheet of the Company as of June 30, 1996 and the related statements of operations, shareholders' equity and cash flows for the 32-day period ended June 30, 1996. Item 1 also sets forth the consolidated balance sheet of the Company as of December 31, 1996. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations and sets forth an analysis of the financial information included in Item 1. The third section, item 1A, includes the unaudited pro forma combined statements of operations for the three months ended June 30, 1995 and 1996 which have been prepared as if the Acquisitions, the Offering and the application of the proceeds of the Offering occurred on April 1, 1995 or 1996, as applicable. The final section, Item 2A, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations and sets forth an analysis of the financial information included in Item 1A. All references to shares and per share amounts in this report reflect a 12,500-for-one stock split effected on May 29, 1996.

       The consolidated balance sheet of the Company as of June 30, 1996 and the related statements of operations, shareholders' equity and cash flows for the 32-day period ended June 30, 1996 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the 32-day period ended June 30, 1996 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement.

                           MEDALLION FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                            JUNE 30,     DECEMBER 31,
                                          -------------  ------------
                                              1996           1995
                                          -------------  ------------
                                          (Unaudited)
ASSETS
  Investments
    Medallion loans                       $121,720,063       $      -
    Commercial installment loans            34,463,075              -
                                          ------------       --------
  Gross investments                        156,183,138              -
    Unrealized depreciation
      of investments                                 -              -
                                          ------------       --------
  Net investments                          156,183,138              -
  Investment in unconsolidated
   subsidiary                                   28,938              -
                                          ------------       --------
    (Note 3)

  Total investments                        156,212,076              -

  Cash and cash equivalents                  6,568,828          2,000
  Accrued interest receivable                1,500,395              -
  Fixed assets, net                             48,417              -
  Goodwill (Note 2)                          6,321,239              -
  Other assets                               2,350,585        716,217
                                          ------------       --------
  Total assets                            $173,001,540       $718,217
                                          ============       ========


LIABILITIES
  Accounts payable and accrued expenses   $  1,245,302       $716,217
  Dividends payable                            658,737              -
  Accrued interest payable                   1,258,979              -
  Notes payable to banks and demand
    notes (Note 4)                          79,700,000              -
  SBA debentures payable                    30,420,800              -
  Negative goodwill (Note 2)                 3,025,360              -
                                          ------------       --------

  Total liabilities                       $116,309,178       $716,217
                                          ------------       --------

STOCKHOLDERS' EQUITY
  Preferred Stock (1,000,000 shares of               -              -
    $.01 par value stock authorized -
    none outstanding)
  Common stock (15,000,000 shares               82,500              2
    of $.01 par value stock authorized
    - 8,250,000 and 2,500,000 shares
    outstanding at June 30, 1996 and
    December 31, 1995, respectively
    (Note 1)
Capital in excess of par value (Note 1)     56,066,556          1,998
  Accumulated undistributed income             543,306              -
                                          ------------       --------

  Total stockholders' equity                56,692,362          2,000
                                          ------------       --------

  Total liabilities and stockholders'
   equity                                 $173,001,540       $718,217
                                          ============       ========

     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                              FOR THE PERIOD ENDED
                                 JUNE 30, 1996
                                  (UNAUDITED)

                                          PERIOD ENDED
                                          JUNE 30, 1996
                                          -------------
Investment income:
    Interest income on investments           $1,363,515
    Interest income on treasury bills            29,184
                                             ----------
  Total investment income                     1,392,699
                                             ----------

  Interest expense:
    Notes payable to bank                       507,636
    SBA debentures                              191,580
                                             ----------
  Total interest expense                        699,216
                                             ----------

  Net interest income                           693,483
                                             ----------

  Non-interest income:
    Equity in earnings of
      unconsolidated subsidiary                  28,938
    Accretion of negative goodwill               64,369
    Other Income                                 57,874
                                             ----------

  Total non-interest income                     151,181
                                             ----------

  Expenses:
    Professional fees                            77,653
    Salaries and benefits                        97,939
    Other operating expenses                     90,746
    Amortization of goodwill                     35,020
                                             ----------
  Total expenses                                301,358
                                             ----------

  Net investment income
    after income taxes                          543,306

  Change in net unrealized depreciation               -
  Net realized gain (loss) on                         -
   investments                               ----------

  Net increase in net assets
     resulting from operations               $  543,306
                                             ==========

  Net increase in net assets resulting
     from operations per share                    $0.07
                                             ==========

  Weighted average shares outstanding         8,250,000
                                             ==========


     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              FOR THE PERIOD ENDED
                                 JUNE 30, 1996
                                  (UNAUDITED)

                                        SHARES OF
                                         COMMON         COMMON         CAPITAL      ACCUMULATED
                                          STOCK          STOCK        IN EXCESS    UNDISTRIBUTED
                                       OUTSTANDING   $.01 PAR VALUE  OF PAR VALUE     INCOME
                                       -----------   --------------  ------------  -------------
Balance at May 29, 1996                   8,250,000         $82,500   $56,066,556              -

Distributable net investment income               -               -             -       $543,306

Dividends paid common                             -               -             -              -

Change in unrealized depreciation                 -               -             -              -
                                       ------------  --------------  ------------  -------------

Balance at June 30, 1996                  8,250,000         $82,500   $56,066,556       $543,306
                                       ============  ==============  ============  =============





     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              FOR THE PERIOD ENDED
                                 JUNE 30, 1996
                                  (UNAUDITED)

                                           Period Ended
                                          June 30, 1996
                                          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting
  from operations                          $    543,306
 Adjustments to reconcile net increase
  in net assets resulting from
  operations to net cash provided by
   (used for) operating activities:
     Depreciation and amortization                4,000
     Increase in equity in earnings of
      unconsolidated subsidiary                 (28,938)
     Amortization of goodwill                    35,020
     Decrease (increase) in accrued
      interest receivable                      (105,121)
     Decrease (increase) in other assets       (684,361)
     Increase (decrease) in accounts
      payable and accrued expenses             (227,228)
     Accretion of negative goodwill             (64,369)
     Increase (decrease) in accrued
      interest payable                         (380,548)
                                           ------------

         Net cash provided by (used
          for) operating activities        $   (908,239)
                                           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investments                  $(10,959,472)
  Proceeds from sales and maturities
    of investments                            4,220,431
  Payment for purchase of Tri-Magna,net     (11,848,283)
  Payment for purchase of Edwards           (15,624,995)
  Payment for purchase of TCC,net            (3,721,640)
  Capital expenditures                          (38,030)
                                           ------------

        Net cash provided by (used for)
         investing activities              $(37,971,989)
                                           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable to banks      $(10,700,000)
  Proceeds from initial public
   offering, net of expenses                 56,147,056
                                           ------------
       Net cash provided by (used for)
        financing activities               $ 45,447,056
                                           ------------

NET INCREASE (DECREASE) IN CASH            $  6,566,828

CASH and CASH EQUIVALENTS, beginning of
 period                                           2,000
                                           ------------

CASH and CASH EQUIVALENTS, end of period   $  6,568,828
                                           ============

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for
   interest                                $  1,079,764
                                           ============


     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              FOR THE PERIOD ENDED
                           JUNE 30, 1996 (CONTINUED)
                                  (UNAUDITED)



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     In conjunction with the Acquisitions, liabilities were assumed as follows:

                                     Tri-Magna     Edwards        TCC

   Fair value of assets acquired    $99,488,871  $51,356,894  $16,357,376
   Cash paid                         13,378,000   15,624,995   10,518,823
                                    -----------  -----------  -----------
   Liabilities assumed              $86,110,871  $35,731,899  $ 5,838,553
                                    ===========  ===========  ===========




     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


(1)  FORMATION OF MEDALLION FINANCIAL CORP.

     The Company is a closed-end management investment company and has elected to be regulated as a business development company under the Investment company Act of 1940, as amended (the "1940 Act"). The Company was organized as a Delaware corporation in 1995. On May 29, 1996, the Company issued and sold 5,750,000 shares of common stock at $11.00 per share and split the existing 200 shares of common stock outstanding into 2,500,000 shares. In parallel with the Offering, the Company merged with Tri-Magna, acquired substantially all of the assets of Edwards, and acquired all of the outstanding voting stock of TCC. As a result of the merger with Tri-Magna, the Company also acquired Tri-Magna's wholly-owned subsidiaries, MFC and Media. As a prerequisite to the Acquisitions, the Company applied for and received the Acquisition Order under the 1940 Act from the Commission. The Company engages directly and/or through its principal subsidiaries primarily in the business of making loans to small businesses and, to a lesser degree, in the business of taxicab rooftop advertising.

     Tri-Magna was a closed-end management investment company registered under the 1940 Act and was the sole shareholder of MFC and Media. MFC is a closed-end management investment company registered under the 1940 Act and is licensed as a specialized small business investment company ("SSBIC") by the U.S. Small Business Administration (the "SBA"). As an adjunct to the Company's finance business, Media operates a taxicab rooftop advertising business. MFC and Media are wholly-owned subsidiaries of the Company.

     Edwards, a wholly-owned subsidiary of the Company, is licensed as a small business investment company ("SBIC") by the SBA and is registered as a closed-end management investment company under the 1940 Act.

     TCC, a wholly-owned subsidiary of the Company, is licensed as an SSBIC by the SBA and is registered as a closed-end management investment company, under the 1940 Act.

(2)  ACCOUNTING TREATMENT

     The Acquisitions were accounted for under the purchase method of accounting. Under this accounting method, the Company has recorded as its cost the fair value of the acquired assets and assumed liabilities. The difference between the cost of acquired companies and the sum of the fair values of tangible and identifiable intangible assets less liabilities assumed was recorded as goodwill or negative goodwill.

     Deferred offering costs incurred by the Company in connection with the sale of shares was recorded as a reduction of capital upon completion of the Offering. These costs are

                           MEDALLION FINANCIAL CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTTINUED)
                                 JUNE 30, 1996

recorded net of $200,000 payable by Tri-Magna in accordance with the merger agreement between the Company and Tri-Magna.

(3)  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     The Company's investment in Media is accounted for under the equity method because as a non-investment company, Media cannot be consolidated with the Company which is an investment company. Financial information for Media for the period commencing with the Company's acquisition of Media on May 29, 1996 and ending on June 30, 1996 is as follows:

                         Period ended                            Period ended
                           June 30,           Statement            June 30,
     Balance sheet           1996           of operations            1996
     -------------       ------------       -------------        ------------
Cash                         $      -  Advertising revenue           $151,253
Accounts receivable           425,597  Cost of service                 45,428
                                                                     --------
Equipment, net                511,346
Other                          43,164  Gross margin                   105,825
                             --------
Total assets                 $980,107  Other operating expenses        61,887
                             ========                                --------

Notes payable parent         $712,208  Income before taxes             43,938
Accrued expenses              237,961  Income taxes                    15,000
                             --------                                --------

Total liabilities             950,169  Net Income                    $ 28,938
                             --------                                ========

Common stock                    1,000
Retained earnings              28,938
                             --------
Total equity                   29,938
                             --------

Total liabilities and
  shareholders equity        $980,107
                             ========


(4)  NOTES PAYABLE TO BANKS

     On June 28, 1996, MFC increased the amount of its revolving credit agreement to $85,000,000 from $78,000,000. Previously, MFC had extended this credit facility until June 30, 1997 pursuant to a Renewal and Extension Agreement dated March 29, 1996.

                           MEDALLION FINANCIAL CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTTINUED)
                                 JUNE 30, 1996

(5)  PRO FORMA RESULTS OF OPERATIONS

     The unaudited pro forma combined financial information for the six months ended June 30, 1996 is presented as follows:

                                        Six Months Ended  Six Months Ended
                                         June 30, 1996     June 30, 1995
                                        ----------------  ----------------

Investment income                             $7,959,840        $7,746,996
Net investment income                          4,300,905         3,973,297
Net increase in net assets resulting
 from operations                              $2,999,158        $2,758,873
                                              ==========        ==========

Earnings per share                            $     0.36        $     0.34
                                              ==========        ==========
Pro forma weighted average
Shares outstanding                             8,250,000         8,250,000
                                              ==========        ==========


(6)  SUBSEQUENT EVENT

  On July 25, 1996, Media, acquired all of the assets of See-Level Management, Inc. and See-Level Advertising, Inc. for $700,000. The assets represent 450 taxicab rooftop advertising display units, certain contracts for advertising and fleet rental contracts. The Company also entered into noncompete and consulting agreements with the sellers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  This discussion is intended to assist investors in their analysis of the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this report.

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

  The Company's investment income is driven by the yield on Medallion Loans and Commercial Installment Loans. The extent to which the yield of the Company's Medallion Loan originations exceed the prevailing prime rate of interest charged by major commercial banks (the "Prime Rate") has been in a long-term decline. However, since December 1994 the average yield of the combined Medallion Loan and Commercial Installment Loan portfolios has slightly increased. Weighted average portfolio yield at June 30, 1996 was 10.65% for the entire portfolio. The increase in average yield is partially the result of stabilization in market interest rates for Medallion Loans, which began in July 1994. Since December 1994, the average portfolio yield has generally increased as older, lower interest rate loans in the portfolio have matured or been prepaid and newer, higher interest rate loans have constituted a greater proportion of the portfolio. Recently, however, the weighted average yield of the Medallion Loan portfolio has declined slightly to 9.82%. From inception of its business through 1995, the period between the origination and final payment of all Medallion Loans originated by Tri-Magna has been estimated by the Company to be 29 months. The Company believes that this time period varies to some extent as a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to prepay in a rising interest rate environment.

  The Company has also increased the average yield of the portfolio by shifting the portfolio mix toward a higher percentage of Commercial Installment Loans, which historically have had a yield of approximately 350 basis points higher than the Company's Medallion Loans and 500 to 700 basis points higher than the Prime Rate. Commercial Installment Loans had a weighted average yield of 13.45% and represented 22.1% of the total portfolio or $34.4 million at June 30, 1996. The Company intends to continue to increase the percentage of Commercial Installment Loans in the total portfolio.

  The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates and, to a lesser degree, fixed-rate, long-term subordinated debentures issued to or guaranteed by the U.S. Small Business Administration (the "SBA"). Recently, the Company has generally reduced its reliance on SBA financing and increased the relative proportion of bank debt to total liabilities. SBA financing can offer very attractive rates, but such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the Small Business Investment Act of 1958 (the "SBIA") and the regulations thereunder ("SBA Regulations"), through subsidiaries already subject to SBA restrictions. The Company believes that its transition to financing its operations primarily with short-term LIBOR-based bank debt has generally decreased its interest expense thus far, but has also increased the Company's exposure to the risk of increases in market interest rates. The Company also expects that net interest income should increase because bank debt is more available than SBA financing and will thus permit an increase in the size of the loan portfolio. At June 30, 1996, short-term LIBOR-based debt constituted 72% of total debt.

  The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium to LIBOR paid by the Company on its LIBOR-based debt, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 30-180 days. The Company's subordinated debentures issued to or guaranteed by the SBA typically have terms of ten years. The Company's cost of funds reflects fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the monthly 90- and 180-day LIBOR (the "LIBOR Benchmark"). At June 30, 1996, the Company's average cost of funds, e.o.p. was 7.09%, or 140 basis points over the LIBOR Benchmark of 5.69%.

  In connection with its Medallion Loan finance business, the Company also conducts a taxicab rooftop advertising business through Media. Media began operations in November 1994. Media's revenue is affected by the number of taxicab rooftop advertising displays ("Displays") that it owns and the occupancy rate of those Displays. At June 30, 1996, Media had 1,670 installed Displays. The Company expects that Media will continue to expand its operations. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company because Securities and Exchange

Commission regulations prohibit the consolidation of non-investment companies, such as Media, with investment companies, such as the Company.

  Factors which affect the Company's net assets include net realized gain/loss on investments and change in net unrealized depreciation of investments. Net realized gain/loss on investments is the difference between the proceeds derived upon foreclosure of a loan and the cost basis of such loan. Change in net unrealized depreciation of investments is the amount, if any, by which the Company's estimate of the fair market value of its loan portfolio is below the cost basis of the loan portfolio. Under the Investment Company Act of 1940, as amended (the "1940 Act"), the SBIA and SBA Regulations, the Company's loan portfolio must be recorded at fair market value or "marked to market." Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of its loan portfolio to reflect the Company's estimate of the current realizable value of the loan portfolio. Since no ready market exists for the Company's loans, fair market value is subject to the good faith determination of the Company. In determining such value, the Company takes into consideration factors such as the financial condition of its borrowers, the adequacy of its collateral and the relationships between current and projected market rates of interest and portfolio rates of interest and maturities. Any change in the fair value of portfolio loans as determined by the Company is reflected in net unrealized depreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income. Upon completion of the acquisitions of Edwards, TCC and Tri-Magna and its subsidiaries, MFC and Media (collectively, the "Founding Companies"), on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair market value as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting.

  Prior to the Acquisitions, the Company had no results of operations and each of Tri-Magna, Edwards and TCC had been operating independently of each other.

RESULTS OF OPERATIONS

 For the Period Commencing May 29, 1996 and Ending June 30, 1996.

  Performance Summary. Net increase in net assets resulting from operations was $543,000 for the period ended June 30, 1996. This amount represents the earnings of the Company from the commencement of operations on May 29, 1996 through June 30, 1996; therefore, there is no prior comparable period.

  Net Interest Income. Net interest income was $693,000 for the period ended June 30, 1996. The average interest rate spread was 3.45% and the Company's investment income was $1,393,000. The Company's portfolio growth was $6.7 million or 4.5% from $149.4 million at May 29, 1996 to $156.2 million at June 30, 1996. The average portfolio yield was 10.71% for the period ended June 30, 1996. Medallion Loans had a weighted average yield of 9.82% and represented approximately 77.9% of the total portfolio at June 30, 1996. Commercial Installment Loans has a weighted average yield of 13.45% and represented approximately 22.1% of the total portfolio at June 30, 1996.

  The Company's interest expense was $699,200 for the period ended June 30, 1996. The average interest rate on borrowings was 7.26% for the period ended June 30, 1996. The Company's average cost of funds, e.o.p. was 7.09% or 140 basis points over the LIBOR Benchmark of 5.69%. Although the portfolio grew, the Company's net borrowings decreased $10.7 million or 8.9% from $120.8 million at May 29, 1996 to $110.1 million at June 30, 1996. The decreased borrowings were the result of the repayment of LIBOR-based debt with the proceeds from the Offering.

  Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue generated by Media was $151,000, for the period ended June 30, 1996 and the number of Displays owned by Media on such date was 1,670. Display rental cost was $45,000 resulting in a gross margin of $105,800, or 70%, for period ended June 30, 1996. Display occupancy was 80% for the period ended June 30, 1996. Net income generated by Media was $28,900 for the period ended June 30, 1996. Media's net income is recorded as equity in earnings of unconsolidated subsidiary on the Company's statement of operations.

  Other Income. The Company's other income was $57,800 for the period ended June 30, 1996.

  Accretion of Negative Goodwill. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $3.1 million was generated in the acquisition of Tri-Magna.

  Non-Interest Expenses. The Company's non-interest expense was $301,000 for the period ended June 30, 1996. The Company will seek to reduce non-interest expense as a percentage of assets by consolidating the operations of the Company, maximizing efficiencies of scale and eliminating redundant services and functions.

  Amortization of Goodwill. Goodwill is the excess of cost of an acquired business over the fair value of net assets acquired. Goodwill of $6.3 million was generated in the Acquisition of Edwards.

  Net Realized Gain/Loss on Investments and Change in Net Unrealized Depreciation of Investments. There were no realized losses during the period ended June 30, 1996. Upon completion of the Acquisitions on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair market value as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting. From that date through June 30, 1996 there was no change in unrealized depreciation of investments.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company's sources of liquidity are credit facilities with bank syndicates, fixed rate, long-term subordinated SBA debentures that are issued to or guaranteed by the SBA and loan amortization and prepayments. As a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At June 30, 1996, 72% of the Company's $110.1 million of debt consisted of bank debt, substantially all of which was at variable effective rates of interest averaging below the Prime Rate and 28% consisted of subordinated SBA debentures with fixed rates of interest with a weighted average rate of 7.4%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, or to fund loans that qualify under SBA regulations through Edwards and TCC which are already subject to SBA restrictions. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to SBA funding, an additional $17.3 million of debt was available at June 30, 1996 at variable effective rates of interest averaging below the Prime Rate under the Company's $95.0 million bank credit facilities. The Company had increased the amount available under such credit facilities by $7 million on June 28, 1996.

  The following table illustrates the Company's and each of the Founding Companies' sources of available funds and amounts outstanding under credit facilities at June 30, 1996.

                                      Medallion
                                      Financial
                                        Corp.       MFC       Edwards      TCC     Total
                                      ----------  --------  -----------  -------  --------
                                                     (dollars in thousands)

Cash and cash equivalents...........     $  269   $   975   $      256   $5,069   $  6,569
Revolving lines of credit...........      2,000    85,000        8,000       --     95,000
  Amounts available.................        900    15,500          900       --     17,300
  Amounts outstanding...............      1,100    69,500        7,100       --     77,700
   Average interest rate............       7.17%     7.08%        7.19%
   Maturity.........................       8/96      6/97    9/96-7/97
Term loans..........................         --     2,000                            2,000
  Interest rate.....................         --      7.50%
  Maturity..........................         --      7/97
SBA debentures......................                            24,950    5,471     30,421
  Average interest rate.............                              8.00%    5.00%
  Maturity..........................                         9/96-9/04     6/02
Total cash and remaining amounts
 available under credit facilities..      1,169    16,475        1,156    5,069     23,869
Total debt outstanding..............     $1,100   $71,500   $   32,050   $5,471   $110,121


  Loan amortization and prepayments also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition. Medallion Loan prepayments accelerated throughout virtually all of 1993 and the first three months of 1994 because of the generally lower level of interest rates which prompted significant Medallion Loan refinancing activity. However, these prepayments have slowed since early 1994 because of increases in the level of interest rates which have caused a decrease in Medallion Loan refinancing activity and more recently because of an increase in the percentage of the Company's Medallion Loans which are refinanced with the Company rather than through other sources of financing.

  The Company has limited its use of SBA funding and will seek such funding only when advantageous. Over the past two years the Company has expanded its loan portfolio, reduced its level of SBA financing and increased its level of bank funding. At June 30, 1996, SBA financing represented 28% of total debt. While bank funding often carries higher interest rates than SBA funding, the Company believes that such higher rates will be offset by the increased volume of funding and loan originations which should result in increased net interest margin.

  Media funds its operations through internal cash flow and intercompany debt. Media is not a RIC and, therefore, is able to retain earnings to finance growth.

  The Company believes that the net proceeds of its initial public offering remaining after application of such proceeds to the purchase of the Founding Companies, application of the cash acquired in connection with the Acquisitions, anticipated borrowings from the SBA and under its bank credit facilities and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing growth of the Company's loan portfolio and advertising business through at least the second quarter of 1997. In addition, in order to provide the funds necessary for the Company's expansion strategy, the Company expects to incur, from time to time, additional short- and long-term bank and (to the extent permitted) SBA leverage, and to issue, in public or private transactions, its equity and debt securities. The availability and terms of any such securities will depend upon market, regulatory and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

ITEM 1A.  MEDALLION FINANCIAL CORP.  INTRODUCTION TO PRO FORMA
          COMBINED STATEMENT OF OPERATIONS


     The following unaudited pro forma combined statements of operations for the three months ended June 30, 1995 and 1996 have been prepared to reflect the Offering, which closed on May 29, 1996, and the application of the proceeds of the Offering. The proceeds of the Offering were primarily allocated to, and the pro forma combined statements of operations accordingly reflect (i) the Company's acquisition of Edwards, TCC, Tri-Magna and its subsidiaries MFC and Media which were acquired by the Company simultaneously with the closing of the Offering, and (ii) the repayment of indebtedness. The pro forma combined statements of operations also reflect the application of the cash acquired in connection with the Acquisitions and the adjustments described in the accompanying notes. The pro forma combined statements of operations are based on the historical statements of operations of the Company, Tri-Magna, Edwards and TCC, as well as the estimates and assumptions set forth below and in the notes to the pro forma combined statements of operations. The pro forma combined statements of operations were prepared as if the Offering and the application of the proceeds of the Offering occurred on April 1, 1995 or 1996, as applicable.

     Pro forma adjustments are based upon preliminary estimates, available information and certain assumptions that management deems appropriate. Pro forma purchase price adjustment allocations are based on the preliminary results of the Company's due diligence, but are subject to change, since the preliminary estimates of the fair value of assets acquired as a result of the Acquisitions may change upon completion of the final analysis. The pro forma combined financial information is not necessarily indicative of the results of operations which actually would have occurred if such transactions had been consummated on April 1, 1995 or 1996, as applicable, nor does it purport to represent the Company's future results of operations. Neither expected benefits and cost reductions anticipated by the Company nor future corporate costs that are not under contract have been reflected in the accompanying pro forma statements of operations.

                           MEDALLION FINANCIAL CORP.
                               PRO FORMA COMBINED
                            STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                 JUNE 30, 1996
                                  (UNAUDITED)

                                                                                                    ADJUSTMENTS
                                                                                                 FOR OFFERING AND
                                   MEDALLION   TRI-MAGNA    EDWARDS       TCC         TOTAL       USE OF PROCEEDS         PRO FORMA
                                   ----------  ----------  ----------  ----------  ------------  -----------------       -----------

  Investment Income
     Interest Income
       on Investments               $      -   $2,564,991  $1,040,486   $310,033    $3,915,510          $       -        $3,915,510
    Interest Income on
       Treasury Bills                  7,263            -           -     77,176        84,439            (47,000)  (c)      37,439
                                   ---------   ----------  ----------   --------    ----------          ---------        ----------
  Total Investment
     Income                            7,263    2,564,991   1,040,486    387,209     3,999,949            (47,000)        3,952,949
                                   ---------   ----------  ----------   --------    ----------          ---------        ----------

  Interest Expense
    Notes Payable to Bank                  -    1,425,372     158,777          -     1,584,149           (320,400)  (b)   1,263,749
    SBA Debentures                         -            -     490,161     83,593       573,754                  -           573,754
                                   ---------   ----------  ----------   --------    ----------          ---------        ----------

  Total Interest Expense                   -    1,425,372     684,938     83,593     2,157,903           (320,400)        1,837,503
                                   ---------   ----------  ----------   --------    ----------          ---------        ----------
  Net Interest Income                  7,263    1,139,619     391,548    303,616     1,842,046            273,400         2,115,446
                                   ---------   ----------  ----------   --------    ----------          ---------        ----------

  Non-Interest Income
    Equity in earnings of
      unconsolidated subsidiary            -       27,935           -          -        27,935                  -            27,935
    Accretion of Negative
      Goodwill                             -            -           -          -             -            192,926   (a)     192,926
  Other Income                             -       96,435      79,546          -       175,981                  -           175,981
                                   ---------   ----------  ----------   --------    ----------          ---------        ----------

Total Non-Interest Income                  -      124,370      79,546          -       203,916            192,926           396,842
                                   ---------   ----------  ----------   --------    ----------          ---------        ----------

  Expenses
    Professional Fees                 28,000       95,669      16,053     53,744       193,466            (31,173)  (f)     162,293
    Salaries and Benefits             18,244      245,285      91,247     45,350       400,126            (55,000)  (e)     382,626
                                                                                                           37,500   (f)           -
    Other Operating Expenses          15,992      295,716      65,823     26,682       404,213            (13,366)  (g)     376,771
                                                                                                          (14,076)  (h)           -
    Amortization of Goodwill               -            -           -          -             -            105,000   (a)     105,000
                                   ---------   ----------  ----------   --------    ----------          ---------        ----------
  Total Expenses                      62,236      636,670     173,123    125,776       997,805             28,885         1,026,690
                                   ---------   ----------  ----------   --------    ----------          ---------        ----------

  Dividends on Minority
      interest                             -            -           -          -             -                  -                 -
                                   ---------   ----------  ----------   --------    ----------          ---------        ----------
  Net Investment Income
     before income taxes             (54,973)     627,319     297,971    177,840     1,048,157            437,441         1,485,598
  Income Taxes                             -            -       5,000     38,700        43,700            (43,700)  (i)           -
                                   ---------   ----------  ----------   --------    ----------          ---------        ----------

  Net Investment Income
    after income taxes               (54,973)     627,319     292,971    139,140     1,004,457            481,141         1,485,598
  Change in unrealized
     depreciation                          -            -           -     26,803        26,803                  -            26,803
  Net realized gain (loss) on
     investments                           -            -           -    (18,040)      (18,040)                 -           (18,040)

                                   ---------   ----------  ----------   --------    ----------          ---------        ----------

  Net Increase in Net Assets
     resulting from operation       $(54,973)  $  627,319  $  292,971   $147,903    $1,013,220          $ 481,141        $1,494,361
                                   =========   ==========  ==========   ========    ==========          =========        ==========

  Pro forma net increase in
     net assets resulting from
     operations per share                                                                                                     $0.18
                                                                                                                         ==========

  Pro forma weighted
     average shares outstanding                                                                                           8,250,000
                                                                                                                         ==========

See accompanying notes to unaudited pro forma combined statement of operations.

                           MEDALLION FINANCIAL CORP.
                               PRO FORMA COMBINED
                            STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                 JUNE 30, 1995
                                  (UNAUDITED)

                                                                                                   ADJUSTMENTS
                                                                                                FOR OFFERING AND
                                   MEDALLION   TRI-MAGNA    EDWARDS       TCC         TOTAL      USE OF PROCEEDS         PRO FORMA
                                   ---------  -----------  ----------  ----------  -----------  -----------------       ------------

  Investment Income
    Interest Income
       on Investments                      -$ $2,393,293   $1,092,369   $338,001   $3,853,663          $       -         $3,853,663
    Interest Income on
       Treasury Bills                      -           -            -    113,385      113,385            (66,475)  (c)       46,910
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------
  Total Investment
     Income                                -   2,393,293    1,092,369    481,386    3,967,048            (66,475)         3,900,573
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------

  Interest Expense
    Notes Payable to Bank                  -   1,215,104      194,052          -    1,409,156           (165,492)  (b)    1,243,664
    SBA Debentures                         -     262,716      498,269    121,763      882,748           (262,716)  (b)      620,032
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------

  Total Interest Expense                   -   1,477,820      692,321    121,763    2,291,904           (428,206)         1,863,696
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------
  Net Interest Income                      -     915,473      400,048    359,623    1,675,144            361,733          2,036,877
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------

  Non-Interest Income
    Equity in earnings of
      unconsolidated subsidiary            -      55,809            -          -       55,809                  -             55.809
    Accretion of Negative
       Goodwill                            -           -            -          -            -            192,926   (a)      192,926
    Other Income                           -      89,018      109,125          -      198,143                  -            198,143
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------

Total Non-Interest Income                  -     144,827      109,125          -      253,952            192,926            446,878
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------

  Expenses
    Professional Fees                      -      79,081       36,361     77,929      193,371            (45,586)  (f)      147,785
    Salaries and Benefits                  -     267,409      101,479     72,982      441,870            (82,500)  (e)      415,620
                                                                                                          56,250   (f)            -
    Other Operating Expenses               -     294,148       83,778     40,032      417,958            (18,014)  (g)      388,886
                                                                                                         (11,058)  (h)            -
    Amortization of Goodwill               -           -            -          -            -            105,000   (a)      105,000
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------
  Total Expenses                           -     640,638      221,618    190,943    1,053,199              4,092          1,057,291
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------

  Dividends on Minority
      interest                             -      69,255            -          -       69,255            (69,255)  (d)            -
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------
  Net Investment Income
     before income taxes                   -     350,407      287,555    168,680      806,642            619,822          1,426,464
  Income Taxes                             -           -       12,000     70,700       82,700            (82,700)  (i)            -
                                   ---------  ----------   ----------   --------   ----------          ---------         ----------

  Net Investment Income
    after income taxes                     -     350,407      275,555     97,980      723,942            702,522          1,426,464
  Change in unrealized
     depreciation                          -     (35,000)           -     78,675       43,675                  -             43,675
  Net realized gain (loss) on
     investments                           -           -            -     (7,926)      (7,926)                 -             (7,926)

                                   ---------  ----------   ----------   --------   ----------          ---------         ----------

  Net Increase in Net Assets
     resulting from operation      $       -  $  315,407   $  275,555   $168,729   $  759,691          $ 702,522         $1,462,213
                                   =========  ==========   ==========   ========   ==========          =========         ==========


  Pro forma net increase in
     net assets resulting from
     operations per share                                                                                                     $0.18
                                                                                                                         ==========

  Pro forma weighted
     average shares outstanding                                                                                           8,250,000
                                                                                                                         ==========

See accompanying notes to unaudited pro forma combined statement of operations.

                           MEDALLION FINANCIAL CORP.
              NOTES TO THE PRO FORMA COMBINED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


     1. Unaudited pro forma combined statement of operations adjustments (all dollars in thousands)

          (a) Adjustments to record the amortization of goodwill (excess of cost over the fair value of net assets of business acquired) and accretion of negative goodwill (excess of fair value of net assets over cost of business acquired), respectively, recorded in purchase accounting related to the goodwill resulting from the Edwards and TCC acquisitions and the negative goodwill arising in the acquisition of Tri-Magna. The goodwill related to Edwards and TCC is being amortized on a straight line basis over 15 years, and the negative goodwill related to Tri-Magna is being accreted on a straight line basis over approximately 4 years.

          (b) Adjustment to reflect the reduction in subordinated SBA debenture interest expense resulting from the repayment from the net proceeds of the Offering and the cash acquired in the Acquisitions of all of Tri-Magna's subordinated SBA debentures held during 1995. An adjustment is also made to reflect the reduction in bank debt interest expense resulting from the repayment of a portion of bank debt from the net proceeds of the Offering and the cash acquired in the Acquisitions, bearing interest at a weighted average rate of 7.60% per annum. The combined repayment of SBA and bank debt is equal to $21,200. In addition, an adjustment was made for the interest expense savings on the repayment of a Tri-Magna loan ($3,232) due upon consummation of the Offering.

          (c) Adjustment to reflect the reduction in interest income related to the payment of $7,015 of excess cash in conjunction with the paydown to bank debt, bearing interest at an assumed rate of approximately 4.0% per annum, respectively.

          (d) Adjustment to record the elimination of the preferred stock dividend resulting from Tri-Magna's repurchase of preferred stock. This transaction occurred on September 29, 1995 and the repurchase was considered by the Company in its determination of negative goodwill. The buyback was funded by additional debt ($3,232) which was repaid with proceeds from the Offering. The interest expense saving which will result from the repayment of this debt was considered by the Company as a reduction in interest expense.

     TCC also participated in the SBA preferred stock buyback program on August 14, 1995. There are no dividends to eliminate, as TCC did not elect to pay them. Further, no interest income adjustment was reflected related to the funding of the buyback as the amount was considered nominal.

          (e) Adjustment to reflect the reduction in executive compensation and pension expense, as a result of the elimination of three senior vice president executive positions at Tri-Magna.

                           MEDALLION FINANCIAL CORP.
                  NOTES TO THE PRO FORMA COMBINED FINANCIAL
                            STATEMENTS--(CONTINUED)
                                 JUNE 30, 1996

          (f) Adjustment to reflect the increase in salaries and benefits expense due to the investment advisory fees to be paid monthly, in arrears, to FMC Advisers, Inc. ("FMC"). This increase in expense is partially offset by the reduction in professional fee expense due to the elimination of amortization of deferred financing costs.

          (g) Adjustment to eliminate certain operations expenses of Edwards. These expenses will not recur, as the related assets and liabilities were not acquired by the Company as part of the acquisition of Edwards. These expenses include the elimination of depreciation and the elimination of amortization of deferred financing costs.

          (h) Adjustment to eliminate certain operation expenses of Tri-Magna in connection with the accounting for the Company's negative goodwill. These expenses will not recur, as the related assets were written off by the Company as part of the acquisition, including the elimination of Tri-Magna's depreciation.

          (i) Adjustment to eliminate income and other corporate tax expenses for TCC and Edwards. Both companies intend to be treated as regulated investment companies, and therefore, no taxes will be assessed to them.

ITEM 2A. MANAGEMENT'S PRO FORMA DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion, under the caption "Pro Forma Results of Operations," presents the results of operations of the Company had the Founding Companies been acquired and the Offering effected on April 1, 1995 or 1996, as applicable. In addition, the pro forma information is based on available information and certain assumptions and adjustments set forth in the notes to the pro forma combined financial statements. The pro forma combined financial statements are not necessarily comparable to or indicative of future performance.

                        PRO FORMA RESULTS OF OPERATIONS

     Comparison of the Three Months Ended June 30, 1995 and June 30, 1996

     Performance Summary. Net increase in net assets resulting from operations increased $32,000 or 2.2% from $1.46 million for the three months ended June 30, 1995 to $1.49 million for the three months ended June 30, 1996. The increase was the result of an increase in net interest income caused by a decrease in cost of funds offset by a slight decrease in portfolio yield. The increase in net interest income was partially offset by a decrease in other income caused by a decline in the receipt of prepayment fees due to an increase in market rates for Medallion Loans resulting in decreased refinancing activity. The increase in net interest income was also offset by a decrease in advertising revenue resulting from a decrease in Media's Display occupancy rates. Non-interest expense also decreased because of a reduction in salaries and benefits and other operating expenses related to the consolidation of the Founding Companies. Net unrealized depreciation of investments decreased because of the decreased potential loan loss exposure corresponding to the contraction of TCC's loan portfolio.

     Net Interest Income. Net interest income increased $79,000 or 4.0% from $2.0 million for the three months ended June 30, 1995 to $2.1 million for the three months ended June 30, 1996. The interest rate spread of 2.69% for the three months ended June 30, 1995 increased 38 basis points to 3.07% for the three months ended June 30, 1996. This increase reflected a 70 basis point decrease in the Company's average cost of funds offset by a 32 basis point decrease in the average yield of the portfolio. The Company's investment income increased $52,000 or 1.3% from $3.9 million for the three months ended June 30, 1995 to $4.0 million for the three months ended June 30, 1996. The increase in investment income was the result of portfolio growth of $6.9 million or 4.8% from an average of $144.7 million for the three months ended June 30, 1995 to an average of $151.6 million for the three months ended June 30, 1996 offset by a decrease in the average yield of the portfolio of 32 basis points from 10.65% for the three months ended June 30, 1995 to 10.33% for the three months ended June 30, 1996. The decrease in average yield was the result of the timing of loan growth, which occurred primarily at the end of the three month period and the fact that the newly originated loans, therefore, only generated interest for a small portion of the period.

                       MANAGEMENT'S PRO FORMA DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     The Company's interest expense decreased $26,000 or 1.4% from $1.9 million for the three months ended June 30, 1995 to $1.8 million for the three months ended June 30, 1996. Interest expense decreased as the result of a 70 basis point decrease in the average cost of funds during the period from an average of 7.96% for the three months ended June 30, 1995 to 7.26% for the three months ended June 30, 1996. The Company's 70 basis point decrease in average cost of funds was driven primarily by a 49 basis point decrease in the LIBOR Benchmark during the comparable periods. The decrease in average cost of funds was offset by increased average net borrowings of $3.7 million or 3.2% from $115.2 million for the three months ended June 30, 1995 to $118.9 million for the three months ended June 30, 1996. The increased borrowings were incurred to fund portfolio growth.

     Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue generated by Media increased $31,000, or 7.8%, from $396,000 for the three months ended June 30, 1995 to $427,000 for the three months ended June 30, 1996 because of an increase in Displays. The number of Displays owned by Media increased by 470 or 39% from 1,200 at June 30, 1995 to 1,670 at June 30, 1996. The increase in Displays also caused Display rental costs to increase $47,000, or 43.9%, from $107,000 to $154,000 resulting in a decrease in gross margin of $18,000, or 6.2%, from $289,000, or 73%, for the three months ended June 30, 1995 to $273,000, or 63.9%, for the three months ended June 30, 1996. Gross margin decreased because Display occupancy decreased 20% from an average of 100% for the three months ended June 30, 1995 to 80% for the three months ended June 30, 1996. Net income generated by Media decreased $28,000 or 50.0% from $56,000 for the three months ended June 30, 1995 to $28,000 for the three months ended June 30, 1996. Media's net income is recorded as equity in earnings of unconsolidated subsidiary on the Company's pro forma combined statement of operations. The decrease in earnings was the result of reduced Display occupancy.

     Other Income. The Company's other income decreased $22,000 or 11.2% from $198,000 for the three months ended June 30, 1995 to $176,000 for the three months ended June 30, 1996. Other income decreased because of a reduction in the receipt of prepayment fees due to an increase in the percentage of the Company's Medallion Loans which are refinanced with the Company rather than through other sources of financing.

     Accretion of Negative Goodwill. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $3.1 million was generated in the acquisition of Tri-Magna.

     Non-Interest Expenses. The Company's non-interest expense decreased $31,000 or 2.9% from $1.06 million for the three months ended June 30, 1995 to $1.03 million for the three months ended June 30, 1996. The decrease was primarily due to reductions in salaries and benefits and other operating expenses related to the consolidation of the Founding Companies. The Company will continue to reduce non-interest expense as a percentage of

                       MANAGEMENT'S PRO FORMA DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

assets by consolidating the operations of the Founding Companies, maximizing efficiencies of scale and eliminating redundant services and functions.

     Amortization of Goodwill. Goodwill is the excess of cost of an acquired business over the fair value of net assets acquired. Goodwill of $6.3 million was generated in the Acquisition of Edwards.

     Net Realized Gain/Loss on Investments and Change in Net Unrealized Depreciation of Investments. For the three months ended June 30, 1995 and 1996, the Company had realized losses on investments of $7,900 and $18,000, respectively. The Company's change in net unrealized depreciation of investments decreased from $44,000 for the three months ended June 30, 1995 to $27,000 for the three months ended June 30, 1996, due to the decreased potential loan loss exposure associated with the contraction of the TCC loan portfolio. Upon completion of the Acquisitions on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair market value as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting.

                                    PART II
                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company solicited actions by written consent of the stockholders on May 22, 1996. The following five matters were submitted to a vote and each matter was unanimously approved; accordingly, all 2,500,000/1/ outstanding shares of Common Stock were voted for each matter and no votes against, votes withheld, abstentions or brokers non-votes were recorded:

          (a)  Adoption of Restated Certificate of Incorporation;

          (b)  Adoption of Restated By-Laws;

          (c) Adoption of the Medallion Financial Corp. 1996 Employee Stock Option Plan and reservation of 750,000 shares of Common Stock for issuance thereunder;

          (d) Adoption of the Medallion Financial Corp. 1996 Non-Employee Director Stock Option Plan and reservation of 100,000 shares of Common Stock for issuance thereunder; and

          (e) Approval of a Sub-Advisory Agreement between the Company and FMC Advisers, Inc.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               27 Financial Data Schedule

          (b)  Reports on 8-K.

     The Company filed a Current Report on Form 8-K on June 11, 1996. The Report on Form 8-K reported the closing on May 29, 1996 of the Company's acquisition of the specialty finance businesses Tri-Magna Corporation ("Tri-Magna"), Edwards Capital Company and Transportation Capital Corp., as well as the taxicab rooftop advertising business conducted by Tri-Magna (the "Acquisitions"). Tri-Magna had conducted its specialty finance and taxicab rooftop advertising businesses through its wholly-owned subsidiaries, Medallion Funding Corp. and Medallion Taxi Media, Inc., respectively.

- ------------
/1/ Although the action by written consent was taken on May 22, 1996, the number of outstanding shares stated herein reflects a 12,500-for-one stock split effected on May 29, 1996.

     Financial statements were not filed with the report on Form 8-K because they were "previously filed" (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) as a part of the Company's Registration Statement on Form N-2 (Registration No. 33-1670) which was declared effective on May 22, 1996. The Registration Statement was prepared in connection with the Company's initial public offering which closed simultaneously with the Acquisitions on May 29, 1996. The Registration Statement includes the following Financial Statements:

MEDALLION FINANCIAL CORP.

Introduction to Pro Forma Combined Financial Statements
Pro Forma Balance Sheet as of December 31, 1995 (unaudited)
Pro Forma Combined Statement of Operations for the year ended December 31, 1995
 (unaudited)
Pro Forma Combined Statement of Operations for the three months ended December
 31, 1995 (unaudited)
Pro Forma Combined Statement of Operations for the three months ended September
 30, 1995 (unaudited)
Pro Forma Combined Statement of Operations for the three months ended June 30,
 1995 (unaudited)
Pro Forma Combined Statement of Operations for the three months ended March 31,
 1995 (unaudited)
Notes to the Unaudited Pro Forma Combined Financial Statements

MEDALLION FINANCIAL CORP.

Report of Arthur Andersen LLP, Independent Public Accountants
Balance Sheet as of December 31, 1995
Notes to Balance Sheet

TRI-MAGNA CORPORATION AND SUBSIDIARIES

Report of Arthur Andersen LLP, Independent Public Accountants
Consolidated Balance Sheets as of December 31, 1995 and December 31, 1994 Consolidated Statements of Operations for the years ended December 31, 1995,
 1994 and 1993
Consolidated Statements of Shareholders' Equity for the years ended December 31,
 1995, 1994 and 1993
Consolidated Statements of Cash Flows for the years ended December 31, 1995,
 1994 and 1993
Notes to Consolidated Financial Statements

EDWARDS CAPITAL COMPANY (A LIMITED PARTNERSHIP)

Report of Friedman, Alpren & Green LLP, Independent Public Accountants Report of Arthur Andersen LLP, Independent Public Accountants
Balance Sheets as of December 31, 1995 and 1994

Statements of Operations for the years ended December 31, 1995, 1994 and 1993 Statements of Changes in Partners' Capital for the years ended December 31,
 1995, 1994 and 1993
Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993 Notes to Financial Statements

TRANSPORTATION CAPITAL CORP.

Report of Coopers & Lybrand LLP, Independent Public Accountants
Report of Arthur Andersen LLP, Independent Public Accountants
Balance Sheets as of December 31, 1995 and 1994
Statements of Operations for the years ended December 31, 1995, 1994 and 1993 Statements of Changes in Shareholders' Equity for the years ended December 31,
 1995, 1994 and 1993
Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993 Notes to Financial Statements

                           MEDALLION FINANCIAL CORP.

                                   SIGNATURES


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                  MEDALLION FINANCIAL CORP.



Date:  August 14, 1996            By:     /s/ Daniel F. Baker
                                       ----------------------
                                         Daniel F. Baker
                                         Chief Financial Officer