Form 10-Q
period 1996-09-30
MEDALLION FINANCIAL CORP
filed 1996-11-14
CIK 1000209

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                         Yes  X              No
                            -----              -----


   Number of shares of Common Stock outstanding at the latest practicable date, October 31, 1996:


      Class Outstanding                        Par Value    Shares Outstanding
      -----------------                       -----------   ------------------
Common Stock............................          $.01           8,250,000

===============================================================================

                           MEDALLION FINANCIAL CORP.
                                   FORM 10-Q
                              September 30, 1996

                                     INDEX

                                                                          Page
                                                                          ----
PART I.   Financial Information

Item 1.   Basis of Preparation of Financial Information..................    3
              Medallion Financial Corp. Consolidated Balance Sheets
                 as of September 30, 1996 and December 31, 1995..........    4
              Medallion Financial Corp. Consolidated Statement of
                 Operations for the three months ended September 30, 1996
                 and the period commencing with the Company's inception
                 on May 29, 1996 and ending September 30, 1996...........    5
              Medallion Financial Corp. Consolidated Statement of
                 Shareholders' Equity for the period commencing with
                 the Company's inception on May 29, 1996 and ending
                 September 30, 1996......................................    6
              Medallion Financial Corp. Consolidated Statement of Cash
                 Flows for the period commencing with the Company's
                 inception on May 29, 1996 and ending September 30, 1996.    7
              Notes to Consolidated Financial Statements.................    9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................   13
              General....................................................   13
              Results of Operations (for the three months ended
                 September 30, 1996).....................................   15
              Results of Operations (for the period commencing with
                 the Company's inception on May 29, 1996 and ending
                 on September 30, 1996)..................................   17
              Asset/Liability Management.................................   18
              Liquidity and Capital Resources............................   19

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K...............................   22

Signatures        .......................................................   23

                              BASIS OF PREPARATION


        Medallion Financial Corp. (the "Company") was incorporated in Delaware in 1995 and commenced operations on May 29, 1996 in connection with the closing of its initial public offering (the "Offering") and simultaneous acquisition (the "Acquisitions") of Medallion Funding Corp. ("MFC"), Edwards Capital Company ("Edwards"), Transportation Capital Corp. ("TCC") and Medallion Taxi Media, Inc. ("Media"). Media and MFC were subsidiaries of Tri-Magna Corporation ("Tri-Magna") which was merged into the Company. The Company's acquisition of these businesses in connection with the Offering and the resulting two-tier structure were effected pursuant to an order of the Securities and Exchange Commission (the "Commission") (Release No. I.C. 21969, May 21, 1996) (the "Acquisition Order") and the approval of the U.S. Small Business Administration (the "SBA"). A detailed description of the Company, MFC, Edwards, TCC and Media may be found in the Acquisition Order and the Company's Registration Statement (the "Registration Statement") on Form N-2 (File No. 333-1670) filed in connection with the Offering and declared effective on May 22, 1996.

        The financial information included in this report is divided into two sections. The first section, Item 1, includes the unaudited consolidated balance sheet of the Company as of September 30, 1996 and the related statements of operations, shareholders' equity and cash flows for the period commencing with the Company's inception on May 29, 1996 and ending September 30, 1996.
Item 1 also sets forth the unaudited consolidated statement of operations for the three months ended September 30, 1996 and the audited consolidated balance sheet of the Company as of December 31, 1995. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations and sets forth an analysis of the financial information included in Item 1 for the three months ended September 30, 1996 as well as the period commencing May 29, 1996 and ending September 30, 1996. All references to shares and per share amounts in this report reflect a 12,500-for-one stock split effected on May 29, 1996.

        The consolidated balance sheet of the Company as of September 30, 1996, the related statements of operations, shareholders' equity and cash flows for the period commencing May 29, 1996 and ending September 30, 1996 and the consolidated statement of operations for the three months ended September 30, 1996 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the period commencing May 29, 1996 and ending September 30, 1996 and the three months ended September 30, 1996 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Registration Statement.

                           MEDALLION FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 and DECEMBER 31, 1995

                                                    September 30,   December 31,
                                                    --------------  ------------
                                                         1996           1995
                                                    --------------  ------------
                                                       (Unaudited)
Assets
  Investments
    Medallion loans                                  $125,039,421       $      -
    Commercial installment loans                       36,766,027              -
                                                     ------------       --------
  Gross investments                                   161,805,448              -
    Unrealized depreciation of investments                      -              -
                                                     ------------       --------
  Net investments                                     161,805,448              -
  Investment in unconsolidated subsidiary (Note 3)          6,241              -
                                                     ------------       --------

  Total investments                                   161,811,689              -

  Cash and cash equivalents                             1,446,342          2,000
  Accrued interest receivable                           1,554,207              -
  Fixed assets, net                                        87,506              -
  Goodwill, net (Note 2)                                6,133,709              -
  Other assets                                          3,550,443        716,217
                                                     ------------       --------
  Total assets                                       $174,583,896       $718,217
                                                     ============       ========


Liabilities
  Accounts payable and accrued expenses              $  1,781,252       $716,217
  Dividends payable                                       116,725              -
  Accrued interest payable                              1,188,026              -
  Notes payable to banks and demand notes (Note 4)     81,300,000              -
  SBA debentures payable (Note 5)                      29,263,100              -
  Negative goodwill, net (Note 2)                       2,694,161              -
                                                     ------------       --------

  Total liabilities                                  $116,343,264       $716,217
                                                     ------------       --------

Stockholders' equity
  Preferred Stock (1,000,000 shares of $.01 par                 -              -
    value stock authorized - none outstanding)
  Common stock (15,000,000 shares of $.01 par              82,500              2
    value stock authorized - 8,250,000 and
     2,500,000 shares outstanding at
     September 30, 1996 and December 31, 1995,
     respectively (Note 1)
  Capital in excess of par value (Note 1)              56,066,556          1,998
  Accumulated undistributed income                      2,091,576              -
                                                     ------------       --------

  Total stockholders' equity                           58,240,632          2,000
                                                     ------------       --------

  Total liabilities and stockholders' equity         $174,583,896       $718,217
                                                     ============       ========

     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
             AND THE PERIOD COMMENCING WITH THE COMPANY'S INCEPTION
                 ON MAY 29, 1996 AND ENDING SEPTEMBER 30, 1996
                                  (Unaudited)


                                                            Period Commencing
                                    Three Months Ended   May 29, 1996 and Ending
                                    September 30, 1996     September 30, 1996
                                    -------------------  -----------------------
  Investment income:
    Interest income on investments          $4,255,203                $5,618,718
    Interest income on treasury bills            8,419                    37,603
                                            ----------                ----------
  Total investment income                    4,263,622                 5,656,321
                                            ----------                ----------

  Interest expense:
    Notes payable to bank                    1,537,102                 2,044,738
    SBA debentures                             563,168                   754,748
                                            ----------                ----------
  Total interest expense                     2,100,270                 2,799,486
                                            ----------                ----------

  Net interest income                        2,163,352                 2,856,835
                                            ----------                ----------

  Non-interest income:
    Equity in earnings (losses)
     of unconsolidated subsidiary              (22,697)                    6,241

    Accretion of negative goodwill             180,615                   244,984
    Other Income                               233,948                   291,822
                                            ----------                ----------

  Total non-interest income                    391,866                   543,047
                                            ----------                ----------

  Expenses:
    Professional fees                          149,726                   227,379
    Salaries and benefits                      348,233                   446,172
    Other operating expenses                   433,266                   524,012
    Amortization of goodwill                   101,612                   136,632
                                            ----------                ----------
  Total expenses                             1,032,837                 1,334,195
                                            ----------                ----------

  Net investment income                      1,522,381                 2,065,687

  Change in net unrealized depreciation              -                         -
  Net realized gain on investments              25,889                    25,889
                                            ----------                ----------

  Net increase in net assets
   resulting from operations                $1,548,270                $2,091,576
                                            ==========                ==========
  Net increase in net assets
   resulting from operations per share      $     0.19                     $0.25
                                            ==========                ==========

  Weighted average shares outstanding        8,250,000                 8,250,000
                                            ==========                ==========


     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE PERIOD COMMENCING WITH THE COMPANY'S INCEPTION
                 ON MAY 29, 1996 AND ENDING SEPTEMBER 30, 1996
                                  (Unaudited)




                                                Shares of                 Common              Capital
                                               Common Stock                Stock             in Excess              Accumulated
                                               Outstanding               $.01 Par             of Par               Undistributed
                                                                           Value               Value                  Income
                                             ----------------           ----------          -----------            -------------

Balance at May 29, 1996                             8,250,000            $  82,500          $56,066,556                        -

Distributable net investment income                         -                    -                    -             $  2,091,576

Dividends paid common                                       -                    -                    -                        -

Change in unrealized depreciation                           -                    -                    -                        -
                                                 ------------            ---------          -----------            -------------

Balance at September 30, 1996                       8,250,000              $82,500          $56,066,556               $2,091,576
                                                 ============            =========          ===========            =============


     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE PERIOD COMMENCING WITH THE COMPANY'S INCEPTION
                 ON MAY 29, 1996 AND ENDING SEPTEMBER 30, 1996
                                  (Unaudited)

                                                                                                 Period Commencing
                                                                                              May 29, 1996 and Ending
                                                                                                 September 30, 1996
                                                                                                 ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                                                $  2,091,576
 Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
     Depreciation and amortization                                                                          7,000
     Increase in equity in earnings (losses) of unconsolidated subsidiary                                  (6,241)
     Amortization of goodwill                                                                             136,632
     Decrease (increase) in accrued interest receivable                                                  (158,933)
     Decrease (increase) in other assets                                                               (1,879,649)
     Increase (decrease) in accounts payable and accrued expenses                                         308,722
     Accretion of negative goodwill                                                                      (244,984)
     Increase (decrease) in accrued interest payable                                                     (451,501)
                                                                                                     ------------

         Net cash provided by (used for) operating                                                   $   (197,378)
          activities                                                                                 ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investments                                                                            $(28,611,154)
  Proceeds from sales and maturities of investments                                                    16,249,803
  Payment for purchase of Tri-Magna, net                                                              (11,848,283)
  Payment for purchase of Edwards                                                                     (15,624,995)
  Payment for purchase of TCC, net                                                                     (3,748,576)
  Capital expenditures                                                                                    (80,119)
                                                                                                     ------------

        Net cash provided by (used for) investing activities                                         $(43,663,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable to banks                                                                $ (9,100,000)
  Repayment of notes payable to SBA                                                                    (1,200,000)
  Payment of declared dividends to former shareholders                                                   (542,012)
  Proceeds from initial public offering, net of expenses                                               56,147,056
                                                                                                     ------------
       Net cash provided by (used for) financing activities                                          $ 45,305,044
                                                                                                     ------------

NET INCREASE (DECREASE) IN CASH                                                                      $  1,444,342

CASH and CASH EQUIVALENTS, beginning of period                                                              2,000
                                                                                                     ------------

CASH and CASH EQUIVALENTS, end of period                                                             $  1,446,342
                                                                                                     ============

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                                                           $  3,308,336
                                                                                                     ============

     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE PERIOD COMMENCING WITH THE COMPANY'S INCEPTION
                 ON MAY 29, 1996 AND ENDING SEPTEMBER 30, 1996
                                  (Continued)
                                  (Unaudited)



                       SUPPLEMENTAL SCHEDULE OF NON-CASH
                      INVESTING AND FINANCING ACTIVITIES:

     In conjunction with the Acquisitions, liabilities were assumed as follows:


                                       Tri-Magna     Edwards        TCC
                                      -----------  -----------  -----------

     Fair value of assets acquired    $99,488,871  $51,356,894  $16,357,376
     Cash paid                         13,378,000   15,624,995   10,545,759
                                      -----------  -----------  -----------
     Liabilities assumed              $86,110,871  $35,731,899  $ 5,811,617
                                      ===========  ===========  ===========




     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


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

(2)  Summary of Significant Accounting Policies

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

     Deferred offering costs incurred by the Company in connection with the sale of shares were recorded as a reduction of capital upon completion of the Offering. These costs were

                           MEDALLION FINANCIAL CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              SEPTEMBER 30, 1996

recorded net of $200,000 payable by Tri-Magna in accordance with the merger agreement between the Company and Tri-Magna.

     Under the 1940 Act, the Small Business Investment Act of 1958 and regulations thereunder (the "SBIA"), the Company's long-term loans are considered investments and are recorded at their fair value. Since no ready market exists for these loans, fair value is determined by the Board of Directors in good faith. In determining fair value, the directors take into consideration factors including the financial condition of the borrower, the adequacy of the collateral, and the relationships between market interest rates and portfolio interest rates and maturities. Any change in the fair value of the Company's investments as determined by the directors is reflected in net unrealized depreciation of investments. Loans were valued at cost and there was no unrealized depreciation of investments at September 30, 1996. The directors have determined that this valuation approximates fair value.

(3)  Investment in Unconsolidated Subsidiary

     The Company's investment in Media is accounted for under the equity method because as a non-investment company, Media cannot be consolidated with the Company which is an investment company under the 1940 Act. Financial information for Media for the three months ended September 30, 1996 and the period commencing with the Company's acquisition of Media on May 29, 1996 and ending on September 30, 1996 is as follows:

                                             Period Ended
                                             September 30,
       Balance Sheet                            1996
       -------------                        --------------

Cash                                          $  139,239
Accounts receivable                              259,528
Equipment, net                                 1,020,592
Other                                            349,000
                                              ----------
Total assets                                  $1,768,359
                                              ==========

Notes payable parent                          $1,684,079
Accrued expenses                                  77,039
                                              ----------

Total liabilities                              1,761,118
                                              ----------

Common stock                                       1,000
Retained earnings                                  6,241
                                              ----------
Total equity                                       7,241
                                              ----------

Total liabilities and
  shareholders equity                         $1,768,359
                                              ==========

                                                                     Period
                                                                   Commencing
                                              Three               May 29, 1996
                                           Months Ended            and Ending
        Statement                          September 30,         September 30,
      of operations                            1996                  1996
--------------------------                 -------------         -------------
Advertising revenue                           $452,943                $604,196
Cost of service                                215,846                 261,274
                                              --------                --------

Gross margin                                   237,097                 342,922
Other operating expenses                       272,295                 334,182
                                              --------                --------

Income (loss) before taxes                     (35,197)                  8,741
Income tax provision (benefit)                 (12,500)                  2,500
                                              --------                --------

Net Income (loss)                             $(22,697)               $  6,241
                                              ========                ========

                           MEDALLION FINANCIAL CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              SEPTEMBER 30, 1996

     On July 25, 1996, Media, acquired all of the assets of See-Level Management, Inc. and See-Level Advertising, Inc. for $700,000. The assets represent 450 taxicab rooftop advertising display units and certain contracts for advertising and fleet rental. The sellers also entered into noncompete and consulting agreements with the Company for a period of thirty months. The purchase was funded from intercompany debt.

(4)  Notes Payable to Banks

     On June 28, 1996, MFC increased the amount of its revolving credit agreement to $85,000,000 from $78,000,000. Previously, MFC had extended this credit facility until June 30, 1997 pursuant to a Renewal and Extension Agreement dated March 29, 1996.

(5)  SBA Debentures Payable

     On September 2, 1996, Edwards paid upon maturity two debentures totaling $1,200,000 in principal amount. The SBA also increased the senior secured third party debt limit to $12,700,000 from $11,500,000. This limit is the principal amount of debentures that will be subordinated to senior secured third-party debt.

(6)  Pro Forma Results of Operations

     The unaudited pro forma combined financial information for the nine months ended September 30, 1996 is presented as follows assuming the formation of the Company and the Acquisitions described in Note 1 have occurred on January 1 of each respective fiscal year:

                                        Nine Months Ended   Nine Months Ended
                                        September 30, 1996  September 30, 1995
                                        ------------------  ------------------

Investment income                           $12,224,362         $11,662,273
Net investment income                         6,473,256           6,066,527
Net increase in net assets resulting
 from operations                            $ 4,547,665         $ 4,298,095
                                            ===========         ===========

Earnings per share                          $      0.55         $      0.52
                                            ===========         ===========
Pro forma weighted average
Shares outstanding                            8,250,000           8,250,000
                                            ===========         ===========


(7)  Subsequent Events

     On October 31, 1996, Edwards increased its line of credit by $5,500,000 through the addition of two banks to its syndicate of lenders and the Company extended its $2,000,000 revolving line of credit to September 30, 1997.

                           MEDALLION FINANCIAL CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              SEPTEMBER 30, 1996

  On November 6, 1995, MFC declared a dividend payable to the Company in the amount of $130 per share payable on November 6, 1996 (aggregating $865,670), Edwards declared a dividend payable to the Company in the amount of $3,500 per share payable on November 6, 1996 (aggregating $350,000) and TCC declared a dividend payable to the Company in the amount of $4,500 per share payable on November 6, 1996 (aggregating $450,000). With the proceeds of these dividends, on November 6, 1996 the Company declared a dividend in the amount of $.20 per share (aggregating $1,650,000) payable on November 26, 1996 to the shareholders of record on November 12, 1996.

  As a result of recent amendments to the SBIA, MFC and TCC will be permitted to lend to any small business concern as defined in the SBIA rather than being restricted, as is currently the case, to financing small business concerns that are at least 50% owned and managed by persons deemed to be socially or economically disadvantaged. MFC and TCC will be permitted to make such loans as soon as they amend their charters and intend to do so in the near future.

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

     The Company's principal activity is the origination and servicing of loans financing the purchase of taxicab medallions and related assets ("Medallion Loans") and commercial installment loans financing small businesses in other targeted industries ("Commercial Installment Loans"). The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets consisting primarily of Medallion Loans and Commercial Installment Loans, and the interest paid on interest-bearing liabilities consisting primarily of credit facilities with bank syndicates and subordinated debentures issued to or guaranteed by the SBA. Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Net interest income is affected by economic, regulatory and competitive factors that influence interest rates, loan demand and the availability of funding to finance the Company's lending activities. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities.

     The Company's investment income is driven by the yield on Medallion Loans and Commercial Installment Loans. The extent to which the yield of the Company's Medallion Loan origination's exceed the prevailing prime rate of interest charged by major commercial banks (the "Prime Rate") has been in a long-term decline. However, since December 1994 the average yield of the combined Medallion Loan and Commercial Installment Loan portfolios has slightly increased. Weighted average yield at September 30, 1996 was 10.70% for the entire portfolio. The increase in average yield is the result of continued stabilization in market interest rates for Medallion Loans, which began in July 1994, combined with the maturity or prepayment of older, lower interest rate loans and originations of newer, higher interest rate loans that have constituted a greater proportion of the portfolio and the shifting in portfolio mix towards a higher percentage of Commercial Installment Loans. These loans historically have had a yield of approximately 350 basis points higher than the Company's Medallion Loans and 500 to 700 basis points higher than the Prime Rate.

     The Medallion Loans represented 77.3% of the total portfolio or $125.0 million at September 30, 1996. The weighted average yield of the Medallion Loan portfolio was 9.85% at September 30, 1996. From inception of its business in 1979 through 1995, the period between the origination and final payment of all Medallion Loans originated by MFC (formerly a wholly-owned subsidiary of Tri-Magna) has been estimated by the Company to be 29 months. The Company believes that this time period varies to some extent as a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to prepay in a rising interest rate environment. Commercial Installment Loans had a weighted average yield of 13.49% and represented 22.7% of the total portfolio or $36.8 million at September 30, 1996. The Company intends to continue to increase the percentage of Commercial Installment Loans in the total portfolio.

     The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates and, to a lesser degree, fixed-rate, long-term subordinated debentures issued to or guaranteed by the U.S. Small Business Administration (the "SBA"). Recently, the Company has generally reduced its reliance on SBA financing and increased the relative proportion of bank debt to total liabilities. SBA financing can offer very attractive rates, but such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the Small Business Investment Act of 1958 (the "SBIA") and the regulations thereunder ("SBA Regulations"), through subsidiaries already subject to SBA restrictions. The Company believes that its transition to financing its operations primarily with short-term LIBOR-based bank debt has generally decreased its interest expense thus far, but has also increased the Company's exposure to the risk of increases in market interest rates. The Company also expects that net interest income should increase because bank debt is more available than SBA financing and will thus permit an increase in the size of the loan portfolio. At September 30, 1996, short-term LIBOR-based debt constituted 73% of total debt.

     The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium to LIBOR paid by the Company on its LIBOR-based debt, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 30-180 days. The Company's subordinated debentures issued to or guaranteed by the SBA typically have terms of ten years. The Company's cost of funds reflects fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the monthly 90- and 180-day LIBOR (the "LIBOR Benchmark"). At September 30, 1996, the Company's average cost of funds, e.o.p. was 7.12%, or 140 basis points over the LIBOR Benchmark of 5.72%.

     In connection with its Medallion Loan finance business, the Company also conducts a taxicab rooftop advertising business through Media. Media began operations in November 1994. Media's revenue is affected by the number of taxicab rooftop advertising displays ("Displays") that it owns and the occupancy rate of those Displays. At September 30, 1996, Media had 2,120 installed Displays, 450 of which were acquired in connection with the acquisition of the assets of See-Level Advertising, Inc. and See Level Management, Inc.

which closed on July 25, 1996. The Company expects that Media will continue to expand its operations. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company because Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies, such as Media, with investment companies, such as the Company.

     Factors which affect the Company's net assets include net realized gain/loss on investments and change in net unrealized depreciation of investments. Net realized gain/loss on investments is the difference between the proceeds derived upon foreclosure of a loan and the cost basis of such loan. Change in net unrealized depreciation of investments is the amount, if any, by which the Company's estimate of the fair market value of its loan portfolio is below the cost basis of the loan portfolio. Under the Investment Company Act of 1940, as amended (the "1940 Act"), the SBIA and SBA Regulations, the Company's loan portfolio must be recorded at fair market value or "marked to market." Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of its loan portfolio to reflect the Company's estimate of the current realizable value of the loan portfolio. Since no ready market exists for the Company's loans, fair market value is subject to the good faith determination of the Company. In determining such value, the Company takes into consideration factors such as the financial condition of its borrowers, the adequacy of its collateral and the relationships between current and projected market rates of interest and portfolio rates of interest and maturities. Any change in the fair value of portfolio loans as determined by the Company is reflected in net unrealized depreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income. Upon completion of the acquisitions of Edwards, TCC and Tri-Magna's subsidiaries, MFC and Media (collectively, the "Founding Companies"), on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair market value as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting. The Company believes that there was no change in the fair market value of the loan portfolio between May 29, 1996 and September 30, 1996.

     Prior to the Acquisitions, the Company had no results of operations and each of Tri-Magna, Edwards and TCC had been operating independently of each other.

Results of Operations

     For the three months Ended September 30, 1996.

     Performance Summary. Net increase in net assets resulting from operations was $1,548,000 for the three months ended September 30, 1996. This amount represents the earnings of the Company for the three months ended September 30, 1996. The Company did not have operations prior to May 29, 1996; therefore, there is no prior comparable period.

     Net Interest Income. Net interest income was $2,163,000 for the three months ended September 30, 1996. The average interest rate spread was 3.10% and the Company's investment income was $4,264,000. The Company's portfolio growth was $5.7 million or 3.6% from $156.2 million at June 30, 1996 to $161.8 million at September 30, 1996. The average portfolio yield was 10.70% for the three months ended September 30, 1996. Medallion Loans had a weighted average yield of 9.85% and represented approximately 77.3% of the total portfolio at September 30, 1996. Commercial Installment Loans had a weighted average yield of 13.49% and represented approximately 22.7% of the total portfolio at September 30, 1996.

     The Company's interest expense was $2,100,000 for the three months ended September 30, 1996. The average interest rate on borrowings was 7.50% for the three months ended September 30, 1996. The Company's average cost of funds, e.o.p. was 7.12% or 140 basis points over the LIBOR Benchmark of 5.72%. The Company's net borrowings increased $0.5 million or 0.4% from $110.1 million at June 30, 1996 to $110.6 million at September 30, 1996.

     Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue generated by Media was $453,000, for the three months ended September 30, 1996 and the number of Displays owned by Media on such date was 2,120. Display rental cost was $216,000 resulting in a gross margin of $237,000, or 52.2%, for the three months ended September 30, 1996. Display occupancy was 65% for the three months ended September 30, 1996. Net loss generated by Media was $22,700 for the three months ended September 30, 1996. Media's net loss is recorded as equity in earnings of unconsolidated subsidiary on the Company's statement of operations. The loss primarily resulted from the write-off of accounts receivable in the amount of $64,000 due under an advertising contract with Kiwi International Airlines which filed for bankruptcy protection on October 1, 1996. The Company does not believe any of the amounts owed by Kiwi will be collected. The net loss was also the result of reduced Display occupancy rates. The number of Displays owned by Media increased from 1,670 at June 30, 1996 to 2,120 at September 30, 1996.

     Other Income. The Company's other income was $233,900 for the three months ended September 30, 1996.

     Accretion of Negative Goodwill. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna.

     Non-Interest Expenses. The Company's non-interest expense was $1,033,000 for the three months ended September 30, 1996. The Company will seek to reduce non-interest expense as a percentage of assets by consolidating the operations of the Company, maximizing efficiencies of scale and eliminating redundant services and functions.

     Amortization of Goodwill. Goodwill is the excess of cost of an acquired business over the fair value of net assets acquired. Goodwill of $6.3 million was generated in the Acquisition of Edwards.

     Net Realized Gain/Loss on Investments and Change in Net Unrealized Depreciation of Investments. There was a realized gain of $26,000 during the three months ended September 30, 1996. The gain was the result of recoveries on certain radio loans previously written off. Upon completion of the Acquisitions on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair market value as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting. For the three months ended September 30, 1996 there was no change in unrealized depreciation of investments.

Results of Operations

     For the Period Commencing May 29, 1996 and Ending September 30, 1996.

     Performance Summary. Net increase in net assets resulting from operations was $2,092,000 for the period ended September 30, 1996. This amount represents the earnings of the Company from the commencement of operations on May 29, 1996 through September 30, 1996; therefore, there is no prior comparable period.

     Net Interest Income. Net interest income was $2,857,000 for the period ended September 30, 1996. The average interest rate spread was 3.23% and the Company's investment income was $5,656,000. The Company's portfolio growth was $12.4 million or 8.4% from $149.4 million at May 29, 1996 to $161.8 million at September 30, 1996. The average portfolio yield was 10.71% for the period ended September 30, 1996. Medallion Loans had a weighted average yield of 9.85% and represented approximately 77.3% of the total portfolio at September 30, 1996. Commercial Installment Loans has a weighted average yield of 13.49% and represented approximately 22.7% of the total portfolio at September 30, 1996.

     The Company's interest expense was $2,799,000 for the period ended September 30, 1996. The average interest rate on borrowings was 7.48% for the period ended September 30, 1996. The Company's average cost of funds, e.o.p. was 7.12% or 140 basis points over the LIBOR Benchmark of 5.72%. Although the portfolio grew, the Company's net borrowings decreased $10.2 million or 8.4% from $120.8 million at May 29, 1996 to $110.6 million at September 30, 1996. The decreased borrowings were the result of the repayment of LIBOR-based debt with the proceeds from the Offering.

     Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue generated by Media was $604,000, for the period ended September 30, 1996 and the number of Displays owned by Media on that date was 2,120. Display rental cost was $261,000 resulting in a gross margin of $343,000, or 56.8%, for period ended September 30, 1996. Display occupancy was 65% for the period ended September 30, 1996. Net income generated by Media was $6,241 for the period ended September 30, 1996. Media's net income is recorded as equity in earnings of unconsolidated subsidiary on the Company's statement of operations.

     Other Income. The Company's other income was $291,800 for the period ended September 30, 1996.

     Accretion of Negative Goodwill. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna.

     Non-Interest Expenses. The Company's non-interest expense was $1,334,000 for the period ended September 30, 1996. The Company will seek to reduce non-interest expense as a percentage of assets by consolidating the operations of the Company, maximizing efficiencies of scale and eliminating redundant services and functions.

     Amortization of Goodwill. Goodwill is the excess of cost of an acquired business over the fair value of net assets acquired. Goodwill of $6.3 million was generated in the Acquisition of Edwards.

     Net Realized Gain/Loss on Investments and Change in Net Unrealized Depreciation of Investments. There was a realized gain of $26,000 during the period ended September 30, 1996. The gain was the result of recoveries on certain radio loans previously written off. Upon completion of the Acquisitions on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair market value as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting. From that date through September 30, 1996 there was no change in unrealized depreciation of investments.

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

     The effect of changes in market rates of interest is mitigated by regular turnover of the portfolio. From inception of its business in 1979 through 1995, the period between the origination and final payments of all Medallion Loans originated by MFC (formerly a wholly-owned subsidiary of Tri-Magna) is estimated by the Company to have been 29 months on a weighted average basis. Accordingly, the Company anticipates that approximately 40% of the portfolio will mature or be prepaid each year. The Company believes that the average life of its loan portfolio varies to some extent as a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to prepay in a rising interest rate environment.

     The Company seeks to manage the exposure of the balance of the portfolio to increases in market interest rates by entering into interest rate cap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt. The Company has entered into interest rate cap agreements to limit the Company's interest rate exposure to 7.5% on $20.0 million of its LIBOR-based debt through April 7, 1997 and to 7.0% on an additional $20.0 million of its LIBOR-based debt through November 16, 1997. The Company will seek to manage interest rate risk by evaluating and purchasing, if appropriate, additional derivatives, originating adjustable-rate loans and revising, if appropriate, its overall level of asset and liability matching. Nevertheless, the Company accepts varying degrees of interest rate risk depending on market conditions and believes that the resulting asset/liability interest rate mismatch results in opportunities for higher net interest income.

Liquidity and Capital Resources

     The Company's sources of liquidity are credit facilities with bank syndicates, fixed rate, long-term subordinated SBA debentures that are issued to or guaranteed by the SBA and loan amortization and prepayments. As a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At September 30, 1996, 73% of the Company's $110.6 million of debt consisted of bank debt, substantially all of which was at variable effective rates of interest averaging below the Prime Rate and 27% consisted of subordinated SBA debentures with fixed rates of interest with a weighted average rate of 7.4%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, or to fund loans that qualify under SBA regulations through Edwards and TCC which are already subject to SBA restrictions. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to SBA funding, an additional $17.2 million of debt was available at September 30, 1996 at variable effective rates of interest averaging below the Prime Rate under the Company's $96.5 million bank credit facilities. On October 31, 1996, Edwards increased its line of credit by $5,500,000 and the Company extended its $2,000,000 revolving line of credit to September 30, 1997.

     The following table illustrates the Company's and each of the Founding Companies' sources of available funds and amounts outstanding under credit facilities at September 30, 1996.


                                             Medallion
                                             Financial
                                               Corp.             MFC              Edwards            TCC           Total
                                              -------        -----------        -----------        -------        --------
                                                                         (dollars in thousands)

Cash and cash equivalents...                 $     1           $  1,002           $    163         $   280        $  1,446
Revolving lines of credit...                   2,000             85,000              9,500              --          96,500
  Amounts available.........                     600             16,400                200              --          17,200
  Amounts outstanding.......                   1,400             68,600              9,300              --          79,300
   Average interest rate....                    7.98%              6.99%              7.02%
   Maturity.................                    9/97               6/97           4/97-7/97
Term loans..................                      --              2,000                                              2,000
  Interest rate.............                      --               7.50%
  Maturity..................                      --               7/97
SBA debentures..............                                                        23,750           5,513          29,263
  Average interest rate.....                                                          7.95%           5.00%
  Maturity..................                                                      4/97-9/04           6/02
Total cash and remaining
 amounts  available under
 credit facilities..........                     601             17,402                363             280          18,646
Total debt outstanding......                 $ 1,400           $ 70,600           $ 33,050         $ 5,513        $ 110,563

     Loan amortization and prepayments also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition. Medallion Loan prepayments accelerated throughout virtually all of 1993 and the first three months of 1994 because of the generally lower level of interest rates which prompted significant Medallion Loan refinancing activity. However, these prepayments have slowed since early 1994, initially because of increases, and then stabilization, in the level of interest rates which have caused a decrease in Medallion Loan refinancing activity and also more recently because of an increase in the percentage of the Company's Medallion Loans which are refinanced with the Company rather than through other sources of financing.

     The Company has limited its use of SBA funding and will seek such funding only when advantageous. Over the past two years the Company has expanded its loan portfolio, reduced its level of SBA financing and increased its level of bank funding. At September 30, 1996, SBA financing represented 27% of total debt. While bank funding often carries higher interest rates than SBA funding, the Company believes that such higher rates will be offset by the increased volume of funding and loan originations which should result in increased net interest margin.

     Media funds its operations through internal cash flow and intercompany debt. Media is not a RIC and, therefore, is able to retain earnings to finance growth.

     The Company believes that the net proceeds of its initial public offering remaining after application of such proceeds to the purchase of the Founding Companies, application of the cash acquired in connection with the Acquisitions, anticipated borrowings from the SBA and under its bank credit facilities and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing growth of the Company's loan portfolio and advertising business through at least the third quarter of 1997. In addition, in order to provide the funds necessary for the Company's expansion strategy, the Company expects to incur, from time to time, additional short- and long-term bank and (to the extent permitted) SBA leverage, and to issue, in public or private transactions, its equity and debt securities. The availability and terms of any such securities will depend upon market, regulatory and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

                                    PART II
                               OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               10.1 Agreement between Medallion Taxi Media, Inc., See Level Advertising, Inc. and See Level Management, Inc., dated July 25, 1996

               10.2 Agreement between Medallion Taxi Media, Inc. and Glenn Gruman, dated July 25, 1996

               27    Financial Data Schedules

          (b)  Reports on Form 8-K.

                     No reports on Form 8-K were filed.

                           MEDALLION FINANCIAL CORP.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MEDALLION FINANCIAL CORP.



Date:  November 11, 1996      By:  /s/ Daniel F. Baker
                                 -------------------------------------
                                 Daniel F. Baker
                                 Chief Financial Officer