Form 10-K
period 1996-12-31
MEDALLION FINANCIAL CORP
filed 1997-03-31
CIK 1000209

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________________ to___________________

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



       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]    NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

  The approximate aggregate market value of voting stock held by non-affiliates of the Registrant as of March 20, 1997 was $100,465,000 based on the last reported sale price of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on March 20, 1997. There were 8,250,000 shares of the Registrant's Common Stock outstanding as of March 31, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on June 5, 1997, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year-end of December 31, 1996, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                           MEDALLION FINANCIAL CORP.

                         1996 FORM 10-K ANNUAL REPORT

                               Table of Contents

                                                                          Page
                                                                          ----

PART I.................................................................     3
     Item 1.  Business of the Company..................................     3
     Item 2.  Properties...............................................    22
     Item 3.  Legal Proceedings........................................    22
     Item 4.  Submission of Matters to a Vote of Security Holders......    22

PART II................................................................    25
     Item 5.  Market for the Registrant's Common Stock
               and Related Stockholder Matters.........................    25
     Item 6.  Selected Financial Data..................................    25
     Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................    35
     Item 8.  Financial Statements and Supplementary Data..............    48
     Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosures.................    48

PART III                                                                   49
     Item 10. Directors and Executive Officers of the Registrant.......    49
     Item 11. Executive Compensation...................................    49
     Item 12. Security Ownership of Certain Beneficial Owners
               and Management..........................................    49
     Item 13. Certain Relationships and Related Transactions...........    49

PART IV                                                                    49
     Item 14. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K.....................................    49

                                     PART I

ITEM 1.  BUSINESS OF THE COMPANY

GENERAL

  Medallion Financial Corp. ("Medallion Financial") acquired on May 29, 1996 the
                              -------------------
specialty finance businesses conducted by Tri-Magna Corporation ("Tri-Magna"),
                                                                  ---------
Edwards Capital Company (collectively with its successor, Edwards Capital Corp., "Edwards") and Transportation Capital Corp. ("TCC" and, collectively with Tri-
                                              ---
Magna and Edwards, the "Founding Companies") as well as the taxicab rooftop
                        ------------------
advertising business conducted by Tri-Magna. Tri-Magna had conducted its specialty finance and taxicab rooftop advertising businesses through its wholly owned subsidiaries, Medallion Funding Corp. ("MFC") and Medallion Media, Inc.
                                              ---
("Media"), respectively, and references herein to Tri-Magna include such
-------
subsidiaries unless the context indicates otherwise. Prior to the closing of the acquisitions of the Founding Companies (the "Acquisitions"), Medallion
                                                 ------------
Financial had no operations.  See "Business - Formation Transactions."


                         -----------------------------

    UNLESS THE CONTEXT INDICATES OTHERWISE, ALL REFERENCES HEREIN TO THE "COMPANY" INCLUDE MEDALLION FINANCIAL CORP. AND THE FOUNDING COMPANIES COLLECTIVELY AND REFERENCES HEREIN TO "MEDALLION FINANCIAL" SHALL MEAN MEDALLION FINANCIAL CORP. ALONE.

                         -----------------------------


  The Company operates a specialty finance business and its principal focus is the origination and servicing of loans financing the purchase of taxicab medallions and related assets ("Medallion Loans"). As an adjunct to its finance
                                ---------------
business, the Company also operates a taxicab rooftop advertising business. The Company has been engaged in taxicab medallion lending since 1979 and has developed a leading position in the industry. The Company also originates and services commercial installment loans, financing small business in targeted industries outside of the taxicab industry ("Commercial Installment Loans").
                                             ----------------------------
The Company intends to use the expertise it has developed in its areas of concentration to further expand the range of financial products it offers as well as the industries and geographic areas it services.

  The Company believes its taxicab rooftop advertising business is one of the largest providers in the nation of this segment of the out-of-home advertising industry. At December 31, 1996, the Company had approximately 2,000 installed taxicab rooftop advertising displays ("Displays"). The Company sells advertising
                                       --------
space to advertising agencies and companies promoting products. Currently, the Company provides such advertising in New York City, Philadelphia, Miami and Boston and intends to expand to other major metropolitan areas.

  Medallion Financial is a closed-end, non-diversified management investment company under the Investment Company Act of 1940, as amended (the "1940 Act").
                                                                   --------
The investment objectives of the Company are to provide a high level of distributable income, consistent with preservation of capital, as well as long-term growth of net asset value. The Company is managed by its executive officers under the supervision of its Board of Directors and has retained FMC Advisers, Inc. ("FMC") as an investment adviser. The principals of FMC had
                 ---
served as directors and executive officers of Tri-Magna and MFC since inception of these businesses until their acquisition by the Company on May 29, 1996. The Company has elected to be treated as a business development company under the 1940 Act. In addition, it has elected to be treated for tax purposes as a regulated investment company (a "RIC") under the Internal Revenue
                                               ---
Code of 1986, as amended (the "Code"). As a RIC, the Company will not be subject
                               ----
to U.S. federal income tax on any investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) that it distributes to its stockholders if at least 90% of its investment company taxable income for that taxable year is distributed. The Company pays quarterly cash dividends to comply with this requirement. Stockholders can elect to reinvest distributions. The Company's specialty finance subsidiaries, MFC, TCC and Edwards (collectively the "RIC
                                                              ---
Subsidiaries"), have also elected to be treated as RICs and distribute at least
------------
90% of their respective investment company taxable income to the Company. See "Business of the Company - The Company's Operation as a RIC."

  The following chart illustrates the organizational structure of the Company:

THE COMPANY

             ----------------------------------------------------
                           Medallion Financial Corp.
                            ("Medallion Financial")
                                     . RIC
                                     . BDC
             ----------------------------------------------------


--------------------------------------------------------------------------------
Medallion Funding    Edwards Capital    Transportation        Medallion Taxi
    Corp.                Corp.           Capital Corp.          Media, Inc.
  ("MFC")             ("Edwards")               ("TCC")         ("Media")
 . RIC                  . RIC                    . RIC          . Taxicab
 . SBIC                 . SBIC                   .SBIC            advertising
                                                                  business
                                                                . C Corporation
--------------------------------------------------------------------------------

------------------

 . BDC         Business Development Company under the 1940 Act ("BDC").
 . RIC         Regulated Investment Company under  the Code.
 . SBIC        Small Business Investment Company registered
              under the 1940 Act and licensed by the U.S.
              Small Business Administration (the "SBA").


    MFC and Media. Prior to their acquisition by the Company, MFC and Media were wholly owned subsidiaries of Tri-Magna which merged into the Company in connection with the closing of Medallion Financial's acquisition of MFC and Media on May 29, 1996. Tri-Magna was a closed-end, management investment company registered under the 1940 Act. Management of the Company had operated Tri-Magna and its subsidiaries since they were organized. MFC was incorporated in 1979 and is a closed-end, management investment company registered under the 1940 Act. Before the termination of the SBA's Specialized Small Business Investment Company ("SSBIC") program in September 1996, MFC was the largest
                     -----
SSBIC in the nation. Following the termination of the SSBIC program, MFC was converted to a Small Business Investment Company ("SBIC") under an agreement
                                                   ----
with the SBA entered into in February 1997 (the "MFC Conversion Agreement").
                                                 ------------------------

    Operating primarily in New York City, MFC is a well established Medallion lender and has diversified its operations by developing a division that originates Commercial Installment Loans. As an

SSBIC, MFC was restricted to financing small business concerns owned and managed by persons deemed to be socially or economically disadvantaged ("Disadvantaged
                                                                 --------------
Borrowers"). As an SBIC, MFC is permitted to lend to any small business meeting
---------
the size and eligibility requirements established by the SBA rather than only small business concerns that are owned and managed by Disadvantaged Borrowers, subject to certain restrictions contained in the MFC Conversion Agreement. Accordingly, MFC now has a significantly larger borrower base and performs its credit analyses based solely on economic criteria. Although Edwards and TCC are also SBICs, unlike Edwards and TCC, MFC does not have SBA leverage outstanding and it is not, therefore, subject to SBA restrictions on the amount of third-party indebtedness it may incur. See "Business of the Company - Regulation of the Company by the SBA." The Company is also currently exploring the possibility of establishing a commercial paper program at MFC. The issuance of commercial paper will be contingent upon MFC obtaining an investment grade rating, among other conditions, and no assurance can be given that MFC will be able to establish such a program.

    Media, which was incorporated in 1994, provides taxicab rooftop advertising and has initiated a plan to become a national provider of such advertising. Media currently provides such advertising in New York City, Philadelphia, Miami and Boston and intends to expand within its existing markets and enter other major metropolitan markets. In furtherance of its expansion efforts, Media acquired 450 additional installed Displays in connection with the acquisition of the assets of See-Level Advertising, Inc. and See-Level Management, Inc. on July 25, 1996. In addition, on March 6, 1997 Media entered into an agreement with The Metropolitan Taxi Board of Trade, Inc. (the "MTBOT") to provide advertising
                                                 -----
on over 1,800 New York City taxicabs owned by members of the MTBOT commencing on September 22, 1997. The effect of this agreement will be to increase the number of taxicabs Media currently has under contract in New York City from approximately 1,700 to approximately 3,500. With this agreement, Media is the leading taxicab rooftop advertiser in the city and one of the largest in the nation.

    Edwards Capital Corp. Edwards is a closed-end, management investment company registered under the 1940 Act and is licensed as an SBIC by the SBA. Operating almost exclusively in New York City, Edwards is a well-established medallion lender. Edwards' predecessor, Edwards Capital Company, was organized in 1979 and had operated as a privately held limited partnership from 1981 until the Company acquired substantially all of its assets and assumed substantially all of its liabilities on May 29, 1996 through Edwards which is registered as a closed-end, management investment company under the 1940 Act.

    Transportation Capital Corp. TCC is a closed-end, management investment company registered under the 1940 Act. TCC is a well-established and geographically diverse medallion lender with operations in Boston, Cambridge, Chicago and New York City. TCC was incorporated in 1979 and prior to its acquisition by the Company, was a wholly owned indirect subsidiary of Leucadia National Corporation. Like MFC, TCC was licensed as an SSBIC before the termination of the SSBIC program and is now licensed as an SBIC under the terms of an agreement with the SBA entered into in February 1997 (the "TCC Conversion
                                                                 --------------
Agreement").  Accordingly, like MFC, TCC is now permitted to make loans to
---------
borrowers other than Disadvantaged Borrowers, subject to certain restrictions contained in the TCC Conversion Agreement. See "Business of the Company-Regulation of the Company by the SBA." In the second quarter of 1997, the Company intends to merge TCC into MFC to increase MFC's capital and simplify the Company's corporate structure. See "Business of the Company - Sources of Funds."

    The Section 7(a) Loan Program. The Company intends to establish a new subsidiary and has applied to the SBA for a license as a participating lender in the SBA's Section 7(a) loan program (a "Participating Lender"). If the
                                        --------------------
Company's application is successful, the Company would become eligible to make loans guaranteed by the SBA to small businesses meeting certain size and other eligibility requirements under the Small Business Investment Act of 1954, as amended (the "SBIA") and SBA
              ----
regulations thereunder ("SBA Regulations"). If the Company's application to
                         ----------------
become a Participating Lender is approved, the Company intends to form a wholly-owned subsidiary organized as a Delaware limited liability company for the purpose of conducting these activities. This subsidiary would make secured loans to small businesses in principal amounts ranging from $10,000 to $1,000,000 with terms up to 25 years. These loans would be made both on a guaranteed basis under the SBA's Section 7(a) loan program and on an unguaranteed basis independent of the Section 7(a) program. There can be no assurance that the Company will be successful in its efforts to obtain licenses as a Participating Lender or, if successful, that the SBA will guarantee loans originated by it.

GROSS LOAN PORTFOLIO SUMMARY DATA

    The following table classifies the Company's loans outstanding as of December 31, 1996:

                                              Weighted
                                  Number      Average       Maturity     Balance
Type of Loans                    of Loans  Interest Rate      Date     Outstanding
-------------------------------  --------  --------------  ----------  ------------

New York City Medallion Loans..     1,354           9.72%  1/97-12/15  $124,759,130
Other Medallion Loans..........       277          12.51%   1/97-2/02     9,855,769
                                    -----                              ------------
   All Medallion Loans.........     1,631           9.92%  1/97-12/15   134,614,899
Dry cleaners and laundromats...       599          13.70%   1/97-9/05    27,335,884
Other..........................       140          12.67%  1/97-10/02    14,589,405
                                    -----                              ------------
   Total.......................     2,370          10.80%  1/97-12/15  $176,540,188
                                    =====                              ============

MEDALLION LENDING

   Industry Overview


   The New York City Market. A New York City taxicab medallion represents the only license to operate a taxicab and accept street hails in New York City. As reported by the TLC, individual (owner-driver) medallions currently sell for approximately $190,000 and corporate medallions currently sell for approximately $215,000. According to TLC data, over the past 20 years, medallions have appreciated in value an average of 10.2% each year. The TLC estimates that in 1993 New York City taxicabs transported approximately 226 million people and collected in excess of $1.0 billion in gross revenue. Taxicabs play a prominent role in intra-Manhattan travel. According to the TLC, taxicabs transported 154.0% more passengers than Manhattan buses in 1993. In addition, taxicabs provided 34.0% of all intra-Manhattan passenger trips taken in 1993 by subway, bus, livery car or taxicab. Between 1977 and 1993, taxicab ridership for intra-Manhattan travel increased by 42.0%, while citywide bus ridership declined by 40.0%. The Company believes that much of the popularity of taxicabs can be attributed to the difficulty and expense Manhattan residents encounter in maintaining a private automobile in Manhattan.

   The number of taxicab medallions is limited by law and until recently no new medallions had been issued since 1937. However, in January 1996, the New York City Council passed a law authorizing the city to sell up to 400 additional taxicab medallions. The first 133 of such medallions were sold in May 1996 and an additional 133 were sold in October 1996 with the balance to be sold over the next year. The Company believes that the auction has provided it with additional opportunities because it has financed the purchase of a significant number of the medallions sold at auction. As a result of the limited supply of medallions, an active market for medallions has developed. TLC estimates indicate that the total value of all New York City medallions exceeds $2.5 billion. The law limiting the number of medallions also stipulates that the ownership for the 12,053 medallions outstanding at December 31, 1996 shall remain divided into 5,086 owner-driver or individual medallions and 6,967 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses and leased to drivers.

   Based upon TLC statistics, the Company estimates that from 1989 through 1993 the number of taxicab medallions sold each year ranged from approximately 500 to 850, divided roughly equally between corporate and individual medallions. The purchase of a taxicab medallion is frequently financed with a loan and, in addition, there is an active refinancing market for such loans. Assuming that approximately 75.0% of the purchase price of corporate medallions and approximately 75% of the purchase price of individual medallions are typically financed, the dollar volume of New York City financing of medallion sales would range from $72.0 million to $124.0 million a year. The Company believes that the dollar volume of the refinancing market exceeds the dollar volume of financing of medallion sales.

   A prospective medallion owner must qualify under the medallion ownership standards set and enforced by the TLC. These standards prohibit individuals with criminal records from owning medallions, require that the funds used to purchase medallions be derived from legitimate sources and mandate that taxicab vehicles and meters meet TLC specifications. In addition, before the TLC will approve a medallion transfer, the TLC requires a waiver from the seller's insurer stating that there are no outstanding claims for personal injuries in excess of insurance coverage. After the sale is approved, the owner's taxicab is subject to quarterly TLC inspections.

   The Boston and Cambridge Markets. The Company estimates that Boston medallions currently sell for approximately $100,000. The number of Boston medallions had been limited by law since 1930 to 1,525 medallions. In 1993, however, the Massachusetts legislature authorized the Boston Hackney Carriage Bureau, which regulates the issuance of new medallions, to issue 300 additional medallions, but the Bureau has only issued 40 additional medallions which are restricted to "wheelchair accessible" taxicabs. The Company estimates that the total value of all Boston medallions and related assets is approximately $157.0 million. In addition, the Company estimates Cambridge medallions currently sell for approximately $85,000. The number of Cambridge medallions has been limited to 248 since 1945 by a Cambridge city ordinance; accordingly, the Company estimates that the total value of all Cambridge medallions and related assets is approximately $21.0 million.

   The Chicago Market. Based on the Company's experience, Chicago medallions currently sell for approximately $50,000. Pursuant to a 1988 municipal ordinance, the number of outstanding medallions, which currently is capped at 5,500, has increased steadily from 4,600 in 1988 and will be increased to 5,700 in 1997. The ordinance has also required two major taxicab companies to forfeit 1,300 medallions from 1988 through 1997. The newly issued and forfeited medallions have been reissued for nominal consideration to new owners by the city through a lottery. The Company estimates that the total value of all Chicago medallions and related assets is approximately $275.0 million.


   Market Position

   The Company has originated and serviced Medallion Loans since 1979 and has established a leading position in this industry. The Company's management has a long history of owning, managing and financing taxicab fleets, taxicab medallions and corporate car services. Medallion Loans collateralized by New York City taxicab medallions and related assets comprised 93.0% of the value of the Company's Medallion Loan portfolio at December 31, 1996. The balance consisted of Medallion Loans collateralized by Boston, Chicago, Cambridge, Newark, Philadelphia and Hartford taxicab medallions. The Company believes that there are significant growth opportunities in these and other metropolitan markets nationwide.

   Most New York City medallion transfers are handled through approximately 35 medallion brokers who are licensed by the TLC. In addition to brokering medallions, these brokers also arrange TLC documentation, insurance, vehicles and meters as well as financing. The Company has excellent relations with many of the most active of these brokers and regularly receives referrals from them. However, the Company receives most of its referrals from a small number of brokers. The Company does not pay referral fees.


   Loan Portfolio

   Medallion Loans comprised approximately 76.3% of the Company's loan portfolio at December 31, 1996. On that date, the Company had 1,630 Medallion Loans outstanding ranging from $300 to $560,000 in principal amount outstanding with an average principal amount outstanding of $83,000 and an aggregate principal amount outstanding of $134.6 million. Substantially all of the Company's Medallion Loans are made at fixed rates of interest in excess of the Prime Rate. These loans generally require equal monthly payments covering accrued interest and amortization of principal over a ten-year schedule subject to a balloon payment of all outstanding principal after four years. More recently, the Company has begun to originate loans with two to four year maturities. Previously, the Company was not permitted to do so under SBA regulations. Borrowers may prepay Medallion Loans upon payment of a fee of 90 days' interest. The Company generally retains the Medallion Loans it originates. From inception of its business through December 31, 1996, the period between the origination and final payment of all Medallion Loans originated by MFC has been estimated by the Company to be 29 months on a weighted average basis. The Company believes that this weighted average time period varies to some extent as a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to repay in a rising interest rate environment. At December 31, 1996, substantially all of the Company's Medallion Loans were secured by first security interests in taxicab medallions and related assets. The Company originates Medallion Loans at an approximate average loan-to-value ratio of 70.0%. The Company estimates that the average loan to value ratio of all of the Company's Medallion Loans at December 31, 1996 was 54.0%, which the Company believes is representative of its historical average loan to value ratio. The Company has recourse against the direct and indirect owners of the medallion through personal guarantees. Although personal guarantees increase the commitment of borrowers to repay their loans, there can be no assurance that the assets available under personal guarantees would, if required, be sufficient to satisfy the obligations secured by such guarantees.

   The Company believes that its Medallion Loan portfolio is of high credit quality because medallions have generally increased in value and are easy to repossess and resell in an active market. While loans in the portfolio of MFC have been from time to time in arrears or default, MFC never experienced a loss of principal on any of the $335.0 million in aggregate principal amount of Medallion Loans it originated during the period from 1979 through December 31, 1996. In addition, from the date of the Acquisitions through the date of this Report, Edwards and TCC have not lost any principal on the loans that were outstanding during this time. In the event of defaults by borrowers, the medallions collateralizing such loans have been seized and, when such loans have not been brought current, readily sold in the active market for medallions at prices at or in excess of the amounts due.


COMMERCIAL INSTALLMENT LOANS

   Overview

   MFC began Commercial Installment Loan operations in 1987 to diversify its loan portfolio which, prior to that time, consisted almost entirely of Medallion Loans. MFC chose to concentrate these operations on originating loans secured by retail dry cleaning and coin operated laundromat equipment because of certain characteristics similar to medallion lending that make these industries attractive candidates for profitable lending. These factors include the following (i) relatively high fixed rates of interest ranging from approximately 500 to 700 basis points over the prevailing Prime Rate at the time of origination, (ii) low historical repossession rates, (iii) vendor recourse, (iv) significant equity investments by borrowers, (v) an active market for repossessed equipment,

(vi) a small average loan size of $60,000 and (vii) collateral service life that is frequently twice as long as the term of the loans. The Company estimates that there are approximately 4,000 retail dry cleaners and approximately 3,000 laundromats in the New York City metropolitan area. Specialization in these industries has permitted relatively low administrative costs because documentation and terms of credit are standardized. Moreover, the consistency among the loans has facilitated simplified credit review and portfolio analysis.

   The Company believes that other niche industries with similar characteristics will provide additional loan portfolio growth opportunities. Building on the success of MFC's Commercial Installment Loan Operations, the Company has continued to expand its lending activities in this area through Edwards, TCC and Medallion Financial itself. Moreover, if the Company succeeds in its application to become a Participating Lender under the SBA's Section 7(a) loan program, the Company anticipates that a significant proportion of the assets of the subsidiary formed for this purpose would be allocated to the origination of Commercial Installment Loans.


   Loan Portfolio

   Commercial Installment Loans comprised 23.7% of the Company's loan portfolio at December 31, 1996. These loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. The Company has originated Commercial Installment Loans in principal amounts ranging from $5,000 to $725,000. These loans are generally retained by the Company and typically have maturities ranging from one to seven years. At December 31, 1996, there were 696 Commercial Installment Loans outstanding with a balance of $41.9 million. Loans to dry cleaners and laundromats represented 81.0% of the aggregate principal amount of Commercial Installment Loans outstanding at December 31, 1996. The remaining Commercial Installment Loans are spread among other industries including food service, private pay phone, radio broadcast and accounts receivable financing.

   The principal amount of the Company's originations of Commercial Installment Loans has increased during the three years ended December 31, 1996. In 1996 the Company originated 317 Commercial Installment Loans in the aggregate principal amount of $22.6 million. The Company originated 350 Commercial Installment Loans in 1995 in the aggregate principal amount of $24.7 million. The Company originated 339 Commercial Installment Loans in 1994 in the aggregate principal amount of $24.1 million, compared to 181 Commercial Installment Loans in the aggregate principal amount of $17.2 million originated in 1993.

   Commercial Installment Loans made by the Company typically require equal monthly payments covering accrued interest and amortization of principal over a four- to five-year term and generally can be prepaid with a fee of 90 days' interest. At December 31, 1996, the Company's Commercial Installment Loans had a weighted average interest rate of 13.51%. The term of, and interest rate charged on, the Company's outstanding loans are subject to SBA Regulations. Under SBA Regulations, the maximum rate of interest permitted on loans originated by the Company is 19.0%. Unlike Medallion Loans, for which competition precludes the Company from charging the maximum rate of interest permitted under SBA Regulations, the Company is able to charge the maximum rate on certain Commercial Installment Loans and anticipates that Medallion Financial will be able to continue to charge in excess of the maximum rate since Medallion Financial is not subject to regulation by the SBA. The weighted average rate of interest on Commercial Installment Loans exceeded the weighted average rate of interest on Medallion Loans by 359 basis points at December 31, 1996. The Company believes that the increased yield on Commercial Installment Loans compensate for their higher risk relative to Medallion Loans and further illustrate the benefits of diversification.

   The Company generally originates Commercial Installment Loans at an approximate average loan to value ratio of 70.0% and estimates that the average loan to value ratio of all of the Company's Commercial Installment Loans at December 31, 1996 was approximately 60.0%. Substantially all of the Company's Commercial Installment Loans are collateralized by first security interests in the assets being financed by the borrower. At December 31, 1996, 81.0% of the aggregate principal outstanding in the Company's Commercial Installment Loan portfolio was secured by first security interests in retail dry cleaning and coin operated laundromat equipment and the balance, 19.0%, was secured by real estate, food service equipment, radio broadcast licenses and other equipment. In addition, the Company requires the principals of borrowers to personally guarantee loans. Additional security is provided by equipment vendors, and at December 31, 1996, approximately 40.0% of the aggregate principal amount of Commercial Installment Loans outstanding was secured by full recourse guarantees from equipment vendors and approximately 5.0% was secured by partial recourse guarantees from equipment vendors. The Company's aggregate realized loss of principal on loans secured by retail dry cleaning and coin operated laundromat equipment originated to date is $111,000 or 0.13% of the approximately $88.6 million in principal amount of such loans originated to date.


MARKETING, ORIGINATION AND LOAN APPROVAL PROCESS

   The Company employs six loan officers that originate Medallion Loans and Commercial Installment Loans. The Company's loan officers regularly receive referrals from medallion brokers and make use of an extensive referral network in the retail dry cleaning and coin operated laundromat industry. Equipment vendors are the single most important source of Commercial Installment Loan referrals and the Company attributes its excellent relations with these vendors in part to its success in financing the purchase of retail dry cleaning and coin operated laundromat equipment.

   Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower's credit history, public records, personal interviews, trade references and personal inspection of the premises and TLC approval, if applicable. The Company also requires each applicant to provide personal and corporate tax returns and premises leases or property deeds. The Company's Credit Committee establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer and non-conforming loans must be approved by three of the four members of the Company's Credit Committee.


GROSS LOANS RECEIVABLE

   The following table sets forth the Company's gross loans receivable:

                                                         December 31,
                        ------------------------------------------------------------------------------
                             1992            1993            1994            1995            1996
                        --------------  --------------  --------------  --------------  --------------
                                                        (in thousands)
Loans Receivable
 Medallion Financial..                                                                  $ 14,640    8%
 Tri-Magna (MFC)......  $ 69,785   53%  $ 82,014   57%  $ 90,343   62%  $ 96,956   64%    99,662   57
 Edwards..............    43,020   32     44,141   30     43,487   30     43,799   29     46,630   26
 TCC..................    20,192   15     18,074   13     10,981    8      9,797    7     15,608    9
   Total..............  $132,997  100%  $144,229  100%  $144,811  100%  $150,552  100%  $176,540  100%
                        ========  ===   ========  ===   ========  ===   ========  ===   ========  ===


  During the year ended December 31, 1996, the Company originated over 1,000 loans in the aggregate principal amount of $98.5 million. For that period, the Company's realized losses of principal were less than 0.01% of its loan portfolio. During the year ended December 31, 1995, the Company originated loans in the aggregate principal amount of $52.7 million. For that year, the Company's realized losses of principal were less than 0.01% of its loan portfolio.

LOAN ACTIVITY

  The following table sets forth the Company's loans originated, renewed and repaid on a combined basis for the periods indicated:

                                                      Year Ended December 31,
                                                  -------------------------------
                                                    1994       1995       1996
                                                  ---------  ---------  ---------
                                                          (in thousands)

Loans originated................................  $ 61,357   $ 52,714   $ 98,525
Loan repayments (including renewals)............   (60,610)   (46,983)   (71,024)
Decrease (increase) in unrealized depreciation..       871        195          9
Loans (written off) recovered, net..............      (166)        11          5
                                                  --------   --------   --------
Increase (decrease) in loans receivable-net.....     1,452      5,937     27,515
Loans receivable-net (beginning of period)......   141,590    143,042    148,979
                                                  --------   --------   --------
Loans receivable-net (end of period)............  $143,042   $148,979   $176,494
                                                  ========   ========   ========

DELINQUENCY AND LOAN LOSS EXPERIENCE

          Under the Company's collection policy, when a borrower fails to make a required monthly payment, the borrower is notified by mail after approximately 10 days, and a collection officer generally contacts the borrower if the payment remains unpaid after 10 additional days. The Company generally follows a practice of discontinuing the accrual of interest income on loans which are in arrears as to interest payments for a period in excess of 90 days. The Company delivers a default notice and begins foreclosure and liquidation proceedings when management determines that pursuit of these remedies is the most appropriate course of action in the circumstances.

          At December 31, 1996, the Company had 88 loans with an aggregate principal balance of $8.4 million, or 4.8% of the portfolio, for which accrued interest and principal payments of $791,000 were delinquent for 90 days or more, compared to 69 loans with an aggregate principal balance of $6.4 million or 4.3% of the portfolio, for which accrued interest and principal payments of $512,000 were delinquent for 90 days or more at December 31, 1995. Of the 88 loans which were delinquent at December 31, 1996, 55, in the aggregate principal amount of $5.78 million, were Medallion Loans. The Company considers a loan to be delinquent if the borrower fails to make payments for 10 days or more; however, the Company may agree with a borrower that cannot make payments in accordance with the original loan agreement to modify the payment terms of the loan. Based upon the Company's assessment of its collateral position, the Company anticipates that a substantial portion of the principal amount of its delinquent loans would be collected upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing such loans will be adequate in the event of foreclosure.

          The Company monitors delinquent loans for possible exposure to loss. In its analysis, the Company reviews various factors, including the value of the collateral securing the loan and the borrower's prior payment history. Based upon these factors and the Company's analysis of the yield and maturity of loans in the portfolio relative to current and projected market interest rates, the Company determines net unrealized depreciation of investments or the amount by which the Company's estimate of the current realizable value of its portfolio is below the cost basis thereof.

          The following table sets forth the Company's unrealized depreciation of investments and the loan loss experience on a combined basis:


                                                     Year Ended December 31,
                                                    --------------------------
                                                      1994     1995     1996
                                                    --------  -------  -------
                                                          (in thousands)

Balance, beginning of year........................   $2,639   $1,768   $1,573
Change in unrealized depreciation of investments..     (415)    (145)      (9)
Realized loan losses..............................     (200)     (62)       0
Recoveries........................................       33       12        5
Interest income received..........................     (289)      --       --
                                                     ------   ------   ------

Balance, end of year..............................   $1,768   $1,573   $1,569
                                                     ======   ======   ======

CUSTODIAL SERVICES

          Fleet Bank N.A. acts as the custodian of all of the Company's portfolio assets pursuant to a Security Agreement dated March 27, 1992 between MFC and Fleet Bank N.A. (formerly NatWest Bank N.A.), as amended.


TAXICAB ROOFTOP ADVERTISING

          Media provides taxicab rooftop advertising which is a relatively undeveloped segment of the out-of-home advertising industry. Out-of-home advertising includes (i) traditional outdoor advertising, such as billboards and posters, (ii) transit advertising, such as taxicabs, buses, bus shelters, subway, commuter train and airport advertising and (iii) in-store point of sale advertising. The Company entered this business in November 1994 with the organization of Media and since that time the business has grown rapidly. In July 1996 the Company acquired See-Level Advertising, Inc., a taxicab rooftop advertising firm with 450 Displays in New York City. The Company intends to continue to expand this business through internally generated growth and additional acquisitions of taxicab rooftop advertising businesses. Under its agreement with MTBOT, the Company will add an additional 1,800 taxicabs to the number under contract in New York City beginning September 27, 1997.

          The Company currently provides taxicab rooftop advertising in New York City, Philadelphia, Miami and Boston and intends to expand its operations to other major metropolitan areas. The Company's goal is to become the leading national provider of taxicab rooftop advertising by establishing a presence in several major U.S. metropolitan markets. The Company believes that no provider currently operates nationwide. On December 31, 1996, the Company had approximately 2,000 installed Displays.

          Each Display is attached to the rooftop of a taxicab by the Company and the Company also performs all ongoing Display maintenance and repair. The Display remains the property of the Company. The Display serves as a platform or frame for advertising copy which is preprinted on vinyl sheets with adhesive backing and provided by the advertiser. The advertising copy adheres to the Display and is illuminated whenever the taxicab is in operation. The vinyl sheet is durable and is generally left on the Display for up to 90 days. The advertising copy is replaced at the advertiser's discretion and cost when advertising campaigns change. The standard size of the vinyl advertising copy, 14 inches high and 48 inches long, was designed to be proportionally similar to "bulletins" or "billboards" to permit advertisers to conveniently translate billboard copy to Display copy.

          Generally, the Company enters into agreements with taxicab associations, fleets or individuals to lease taxicab rooftop space for five-year terms. The Company markets the Displays to companies promoting products, advertising agencies and outdoor advertising buying agencies. Advertising contracts generally vary from 30 days to one year and provide for monthly payments by the advertiser. The Company's advertising accounts have included Cathay Pacific Airways Limited; Allied Domecq Retailing Limited; Ringling Bros. Barnum & Bailey Combined Shows, Inc.; Young Men's Christian Association of Greater New York; Luxottica Group S.P.A.; HBO; R. J. Reynolds Tobacco Company; CBS, Inc.; NEC; NYNEX Corporation; Metro-Goldwyn-Mayer Inc.; and Brown & Williamson Tobacco Corporation.

          The Company believes the inherent in-motion nature of taxicabs and their concentration and distribution throughout densely populated metropolitan areas enhance their effectiveness as an advertising medium. Displays can be placed throughout an area, effectively covering the population and providing continuous exposure. Moreover, taxicab rooftop advertising is not zoned out of any of the areas in New York City, such as Park Avenue and Central Park, where stationary advertising is generally prohibited. Unlike other forms of transit advertising in New York City such as buses, bus shelters and subway and commuter train stations, which are prohibited from advertising tobacco products, taxicabs are not restricted by New York City from advertising tobacco products. In addition, the Company believes that taxicab rooftop advertising compares favorably with other forms of outdoor advertising, which in general have among the lowest cost-per-thousand impressions or "CPM", a standard measurement of effectiveness among media, of all advertising media.

          Currently, approximately 60% of the Company's taxicab rooftop advertising revenue is derived from tobacco products advertising. In August 1996 President Clinton signed an executive order adopting rules proposed by the U.S. Food and Drug Administration (the "FDA") restricting the sale and
                                        ---
advertising of cigarette and smokeless tobacco products. Although certain advertising industry and tobacco industry organizations have filed lawsuits challenging these rules and certain members of Congress have indicated that they may sponsor legislation to prevent these rules from going into effect, there can be no assurance that such lawsuits will be successful or that such legislation, if proposed, will be adopted. Subject to the outcome of litigation or legislative action, these rules would become effective in August 1997. The Company believes that certain of these regulations which include provisions prohibiting the placement of tobacco product advertising within 1,000 feet of playgrounds and schools only apply to stationery advertising such as placards and billboards and, accordingly, do not restrict taxicab rooftop advertising. Certain other of these regulations, however, which limit tobacco products advertising to a format consisting of black text on a white background and require the inclusion of a statement which identifies the product as "a nicotine-delivery device for persons over 18" apply to taxicab rooftop advertising. Certain advertisers may be unwilling to advertise in this format; accordingly, these restrictions, which become effective on August 28, 1997, could have an adverse effect upon the taxicab rooftop advertising business of the Company. The Company believes, however, it could replace some of the revenue which may be lost due to the restrictions on taxicab rooftop advertising imposed under these regulations.


SOURCES OF FUNDS

          Overview

          The Company funds its operations through credit facilities with bank syndicates and, to a lesser degree, through fixed rate, long-term subordinated debentures issued to or guaranteed by the SBA. The determination of funding sources is established by the Company's management, based upon analysis of the respective financial and other costs and burdens associated with funding sources. SBA financing is generally subordinate to bank financing and offers very attractive rates, for example currently as low as 8.08%, but such financing is restricted in its application and its availability is uncertain. In addition,

SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to limit its use of SBA funding and will seek such funding only when advantageous, such as to fund loans that qualify under SBA Regulations through Edwards and TCC which are already subject to SBA restrictions. At December 31, 1996, 76.6% of the Company's $125.8 million of debt consisted of bank debt, substantially all of which was at variable effective rates of interest averaging below the Prime Rate and 23.4% of the Company's debt consisted of subordinated SBA debentures, with fixed rates of interest with a weighted average rate of 7.38%. An additional $10.5 million of debt was available at December 31, 1996 at variable effective rates of interest averaging below the Prime Rate under the Company's $105.0 million in bank credit facilities. On January 28, 1997 MFC increased the amount available under its revolving credit facilities by $20.0 million and Medallion Financial increased the amount available under its line of credit by $1.0 million on February 10, 1997.

          The Company funds its fixed rate loans with variable rate bank debt and fixed rate subordinated SBA debentures. The mismatch between maturities and interest-rate sensitivities of these balance sheet items results in interest rate risk. The Company seeks to manage its exposure to increases in market rates of interest to an acceptable level by (i) purchasing interest rate caps to hedge a portion of its variable rate debt against increases in interest rates,
(ii) incurring fixed-rate debt and (iii) originating adjustable rate loans. Nevertheless, the Company accepts varying degrees of interest rate risk depending on market conditions and believes that the resulting asset/liability interest rate mismatch results in opportunities for higher net interest income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."


          Medallion Financial

          Medallion Financial has a $5.0 million revolving line of credit with a bank syndicate. At December 31, 1996, $4.5 million was outstanding under this facility, bearing interest at the rate of 6.84%. On February 10, 1997, Medallion Financial increased the amount available under its line of credit by $1.0 million.


          Edwards Funding

          Edwards has a $15.0 million revolving line of credit with a bank syndicate. At December 31, 1996, $12.5 million was outstanding under this facility, bearing interest at the rate of 6.81%. Under an agreement with the SBA, Edwards is restricted from borrowing more than $12.7 million in bank debt without the prior approval of the SBA.

          As an SBIC, Edwards is eligible to obtain low cost financing from the SBA through the issuance of subordinated SBA debentures. Edwards has debentures outstanding in the principal amount of $23.8 million and intends to seek to issue additional subordinated SBA debentures. SBA Regulations limit the amount of subordinated SBA debentures or "leverage" SBICs may issue. Generally, under SBA Regulations, the maximum principal amount of subordinated SBA debentures Edwards is permitted to issue is equal to 300% of its private or non-SBA paid-in capital and paid-in surplus ("Leveragable Capital"). SBA Regulations generally
                              -------------------
also limit the aggregate amount of leverage SBICs under common control, such as Edwards, MFC and TCC, have outstanding to no more than $90 million.
Accordingly, Edwards, MFC and TCC collectively may not issue subordinated SBA debentures in an aggregate amount that exceeds $90 million and at December 31, 1996, the aggregate amount outstanding was $29.4 million. The interest rates payable on outstanding subordinated SBA debentures at December 31, 1996 ranged from 7.15% to 9.80% with a weighted average of 7.95%.

          At December 31, 1996, Edwards had Leveragable Capital of $9.6 million and had issued $23.8 million in principal amount of subordinated SBA debentures that carry fixed rates of interest and have ten-year terms. These debentures have maturities ranging from April 1, 1997 to September 1, 2004 and rates of interest varying from 7.15% to 9.80% per annum. Subject to the limitations discussed above, Edwards was eligible on December 31, 1996, to issue $4.9 million in aggregate principal amount of additional subordinated SBA debentures.


          MFC Funding

          MFC intends to rely on its bank credit facilities rather than on SBA financing to fund its operations. MFC has a credit facility with a bank syndicate consisting of an $85.0 million revolving line of credit and a $2.0 million term loan. Amounts outstanding under the revolving line of credit bear interest at the agent bank's prime rate or, at MFC's option, a rate based on LIBOR. At December 31, 1996, the average interest rate was 7.00% which was 125 basis points below the Prime Rate and 132 basis points above the 90-day LIBOR as of such date. The revolving line of credit is secured by all of MFC's assets and matures on June 30, 1997. As of December 31, 1996, there was an outstanding balance of $77.6 million under the revolving line of credit. The term loan bears interest at the rate of 7.50% and matures on July 31, 1997.

          SBA financing is limited and so long as an SBIC has SBA financing outstanding, the SBA restricts the amount of secured bank debt such SBIC may have outstanding. As a result of these SBA limitations, debt financing from all sources is effectively limited. To eliminate this funding cap, MFC has repurchased all of its outstanding subordinated SBA debentures and preferred stock and thereby terminated SBA limitations on the amount of secured bank debt MFC can incur. The Company believes that MFC will be able to obtain more funding from banks than it was able to obtain from the SBA and banks under SBA limitations, and that this will permit MFC to more effectively expand its operations.

          The Company is also currently exploring the possibility of establishing a commercial paper program at MFC as an additional source of liquidity. The issuance of commercial paper will be contingent upon MFC obtaining an investment grade rating, among other conditions, and in an effort to secure this rating, the Company intends to merge TCC into MFC to increase MFC's capital base. After the merger, MFC will hold TCC's debentures and ordinarily this would result in the imposition of limitations on the amount of third party bank debt that MFC could incur. MFC, however, intends to enter into an agreement with the SBA permitting MFC to continue to incur an unlimited amount of third party bank debt but providing that the debentures acquired by MFC from TCC will be secured by Commercial Installment Loans on a pari passu basis with the Company's third party bank debt. There can be no assurance that the Company will be able to enter into such an agreement with the SBA on terms acceptable to the Company or that MFC will be able to establish a commercial paper program.


          TCC Funding

          Prior to its conversion to an SBIC on February 21, 1997, TCC was eligible to obtain low cost financing from the SBA through the issuance of subordinated SBA debentures and the issuance of non-voting cumulative preferred stock to, or guaranteed by, the SBA. As of December 31, 1996, TCC had $5.6 million of subordinated SBA debentures outstanding and no preferred stock outstanding. At December 31, 1996 the interest rate payable on subordinated SBA debentures was 5.00%. As a result of an SBA subsidy program available to SSBICs, the effective interest rate on subordinated debentures issued by TCC prior to its conversion to an SBIC is 3.00% below the stated interest rate for the first five years such debentures are outstanding. As an SBIC, TCC is no longer eligible to issue non-voting cumulative preferred stock. TCC is, however, still eligible to obtain low cost financing from the SBA through the issuance of subordinated SBA debentures and TCC intends to seek to issue additional subordinated SBA debentures, but the interest on such debentures will not be subsidized by the SBA. SBA Regulations limit the amount of subordinated SBA debentures or "leverage" SBICs may issue and the "300% of leveragable capital" and the $90 million limit on the aggregate amount of leverage permitted for SBICs under common control referred to above also apply. At December 31, 1996, the interest rate payable on newly issued subordinated SBA debentures was 8.08%.

          At December 31, 1996, TCC had Leveragable Capital of $7.7 million and had issued $5.6 million in principal amount of subordinated SBA debentures that have fixed rates of interest, ten-year terms and may be prepaid after five years without penalty. Of these subordinated SBA debentures, $1.1 million in principal amount have been repaid. The interest rate payable on these debentures is 5.00% per annum and they mature on June 1, 2002. Future issuances of subordinated SBA debentures by TCC, including any refinancing or rollover of currently outstanding subordinated SBA debentures, are also limited by the SBA to the aggregate amount of TCC's outstanding non-Medallion Loans and the aggregate amount of non-Medallion Loans originated in connection with such financing. At December 31, 1996, TCC had $9.1 million in principal amount of non-Medallion Loans outstanding. Subject to the foregoing limitations, TCC was eligible on December 31, 1996, to issue $17.6 million of additional subordinated SBA debentures.


          Preferred Stock Repurchase Agreements

          MFC and TCC have repurchased all of their previously issued preferred stock from the SBA for an aggregate price of $4.4 million, representing a discount of 65% from the original aggregate issuance price of $12.6 million.
The repurchase price discount of $8.2 million reflects the below market 3% dividend rate and the fact that the preferred stock was not subject to mandatory redemption at any time. The repurchase has resulted in the termination of SBA limits on the amount of secured bank debt MFC can incur and a realized gain in retained earnings in the amount of the repurchase discount which will be accreted to paid-in capital on a straight-line basis over 60 months, commencing August 12, 1994. However, if MFC or TCC is liquidated or loses its SBA license during the accretion period, the SBA will receive the remaining unaccreted amount of the realized gain attributable to the subsidiary liquidating or losing its license. At December 31, 1996, the aggregate remaining unaccreted amount of the realized gain for MFC and TCC was $5.9 million.


THE COMPANY'S OPERATION AS A RIC

          The Company has elected to be taxed as a RIC under Sections 851 through 855 under the Code. The Company intends, during this and subsequent taxable years, to operate in a manner that permits it to satisfy the requirements for taxation as a RIC under the applicable provisions of the Code, but no assurance can be given that it will operate in a manner so as to qualify or remain qualified. The sections of the Code relating to qualification and operation as a RIC are highly technical and complex. The following sets forth the material aspects of the Code sections that govern the federal income tax treatment of a RIC and its stockholders. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations thereunder, and administrative and judicial interpretations thereof.

          In brief, if certain detailed conditions of the Code are met, business development companies, such as the Company, that otherwise would be treated for federal income tax purposes as corporations are generally not taxed at the corporate level on their "investment company taxable income" that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (i.e., taxation at both the corporate and stockholder levels) that generally results from the use of corporate investment vehicles. A RIC is, however, generally subject to federal income tax at regular corporate rates on undistributed investment company taxable income.

          Furthermore, in order to avoid a 4% nondeductible federal excise tax on undistributed income and capital gains, the Company must distribute (or be deemed to have distributed) by December 31 of each year at least 98% of its ordinary income for such year, at least 98% of its capital gain net income (which is the excess of its capital gain over its capital loss and is generally computed on the basis of the one-year period ending on October 31 of such year) and any amounts that were not distributed in the previous calendar year and on which no income tax has been paid.

          If the Company fails to qualify as a RIC in any year, it will be subject to federal income tax as if it were a domestic corporation, and its stockholders will be taxed in the same manner as stockholders of ordinary corporations. In this event, the Company could be subject to potentially significant tax liabilities and the amount of cash available for distribution to its stockholders could be reduced.

          The Code defines the term "RIC" to include a domestic corporation that has elected to be treated as a business development company under the 1940 Act and meets certain requirements. These requirements include that (a) the company derive at least 90% of its gross income for each taxable year from dividends, interest, interest payments with respect to securities loans and gains from the sale or other disposition of stocks or securities or foreign currencies, or other income derived from its business of investing in such stocks, securities or currencies; (b) the company derives less than 30% of its gross income for each taxable year from the sale or other disposition of any of the following that are held for less than three months: (i) stock or securities and (ii) certain other financial interests (the "short-short test"); and (c) the company diversifies its holdings so that, at the close of each quarter of its taxable year, (i) at least 50% of the value of its total assets is represented by (A) cash, and cash items (including receivables), U.S. Government securities and securities of other RICs, and (B) other securities limited in respect of any one issuer to an amount not greater in value than 5% of the value of the total assets of the company and to not more than 10% of the outstanding voting securities of such issuer, and (ii) not more than 25% of the value of total assets is invested in the securities (other than U.S. Government securities or securities of other RICs) of any one issuer or two or of more issuers controlled by the company and engaged in the same, similar or related trades or businesses. The foregoing diversification requirements under the Code could restrict the Company's expansion of its taxicab rooftop advertising business.

          Furthermore, in order to qualify as a RIC under the Code, each taxable year, a company also must distribute to its stockholders at least 90% of (a) its investment company taxable income and (b) the excess of its tax-exempt interest income over certain disallowed deductions.

          Provided that the Company satisfies the above requirements, neither the investment company taxable income it distributes to stockholders nor any net capital gain that is distributed to stockholders should subject the Company to federal income tax. Investment company taxable income and/or net capital gains that are retained by the Company should be subject to federal income tax at regular corporate income tax rates; provided, however, that to the extent that the Company retains any net long-term capital gains, it may designate them as "deemed distributions" and pay a tax thereon for the benefit of its stockholders. The Company currently intends to continue to distribute to its stockholders for each of its taxable years substantially all of its investment company taxable income and may or may not distribute any capital gains.

          If the Company acquires debt obligations that were originally issued at a discount, or that bear interest rates that do not call for payments at fixed rates (or certain "qualified variable rates") at regular intervals over the life of the obligation, it will be required to include as interest income each year a portion of the "original issue discount" that accrues over the life of the obligation regardless of whether it receives the income, and it will be obligated to make distributions accordingly. In this event, the Company may borrow funds or sell assets to meet the distribution requirements. However, under the 1940 Act, the Company will not be permitted to make distributions to stockholders while senior securities are outstanding unless it meets certain asset coverage requirements. If the Company is unable to make the required distributions, it may fail to qualify as a RIC and may be subject to the nondeductible 4% excise tax. Furthermore, the SBA restricts the distributions that may be made to an amount equal to undistributed net realized earnings less the allowance for unrealized loan losses (which in the case of the Company is included in unrealized depreciation).

          As long as the Company qualifies as a RIC, distributions made to its taxable domestic stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) will be taken into account by them as ordinary income. Distributions that are designated as capital gain dividends will be taxed as long-term capital gains (to the extent they do not exceed the Company's actual net long-term capital gain for the taxable year) without regard to the period for which the stockholder has held its stock. Corporate stockholders however, are subject to tax on capital gain dividends at the same rate as ordinary income. To the extent that the Company makes distributions in excess of current and accumulated earnings and profits, these distributions are treated first as a tax-free return of capital to the stockholder, reducing the tax basis of a stockholder's Common Stock by the amount of such distribution (but not below zero), with distributions in excess of the stockholders's tax basis taxable as capital gains (if the Common Stock is held as a capital asset). In addition, any dividends declared by the Company in October, November or December of any year and payable to a stockholder of record on a specific date in any such month shall be treated as both paid by the Company and received by the stockholder on December 31 of such year, provided that the dividend is actually paid by the Company during January of the following calendar year. Stockholders may not include in their individual income tax returns any net operating losses or capital losses of the Company.

          If the Company chooses to retain and pay tax on any net capital gain rather than distribute such gain to its stockholders, the Company will designate such deemed distribution in a written notice to stockholders prior to the expiration of 60 days after the close of the taxable year. Each stockholder would then be treated for federal income tax purposes as if the Company had distributed to such stockholder on the last day of its taxable year the stockholder's pro rata share of the net long-term capital gain retained by the Company and the stockholder had paid its pro rata share of the taxes paid by the Company and reinvested the remainder in the Company.

          In general, any loss upon a sale or exchange of Common Stock by a stockholder who has held such stock for six months or less (after applying certain holding period rules) will be treated as long-term capital loss, to the extent of distributions from the Company required to be treated by such stockholder as long-term capital gains.


THE COMPANY'S OPERATION AS A BDC

          As a BDC, the Company is subject to regulation under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between investment companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. In addition, the 1940 Act provides that the Company may not change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by the vote of a "majority of the Company's outstanding voting securities," as defined under the 1940 Act.

          The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock (collectively, "senior securities," as defined under the 1940 Act) senior to the shares of Common Stock if the Company's asset coverage of such indebtedness and all senior securities is at least 200% immediately after each such issuance. Subordinated SBA debentures guaranteed by or issued to the SBA by the RIC subsidiaries, are not subject to this asset coverage test. In addition, while senior securities are outstanding, provision must be made to prohibit the declaration of any dividend or other distribution to stockholders (except stock dividends) or the repurchase of such securities or shares unless the Company meets the applicable asset coverage ratios at the time of the declaration of the dividend or distribution or repurchase.

          Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act ("Qualifying Assets")
                                                      -----------------
unless, at the time the acquisition is made, certain Qualifying Assets represent at least 70% of the value of the company's total assets. The principal categories of Qualifying Assets relevant to the proposed business of the Company are the following:

          (1) Securities purchased in transactions not involving a public offering from the issuer of such securities, which issuer is an eligible portfolio company. An "eligible portfolio company" is defined in the 1940 Act as any issuer which:

              (a) is organized under the laws of, and has its principal place of business in, the United States;

              (b) is not an investment company other than an SBIC wholly-owned by the BDC; and

              (c) satisfies one or more of the following requirements:

                  (i) issuer does not have a class of securities with respect to which a broker or dealer may extend margin credit; or

                 (ii) issuer is controlled by a BDC and the BDC has an
                      affiliated person serving as a director of issuer;

                (iii) issuer has total assets of not more than $4 million and capital and surplus (shareholders' equity less retained earnings) of not less than $2.0 million, or such other amounts as the Commission may establish by rule or regulation; or

                 (iv) issuer meets such other requirements as the Commission may establish from time to time by rule or regulation.

          (2) Securities for which there is no public market and which are purchased in transactions not involving a public offering from the issuer of such securities where the issuer is an eligible portfolio company which is controlled by the BDC.

          (3) Securities received in exchange for or distributed on or with respect to securities described in (1) or (2) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

          (4) Cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

          In addition, a BDC must have been organized (and have its principal place of business) in the United States for the purpose of making investments in the types of securities described in (1) or (2) above. In order to count securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must make available to the issuer of the securities significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available the required managerial assistance. The Company believes that the common stock of MFC, Edwards, TCC and Media are Qualifying Assets.


REGULATION OF THE COMPANY BY THE SBA

          Edwards is an SBIC and as explained in further detail below, MFC and TCC were formerly SSBICs and were converted to SBICs under Conversion Agreements entered into with the SBA in February 1997. The SBIA authorizes the organization of SBICs as vehicles for providing equity capital, long term financing and management assistance to small business concerns. A small business concern, as defined in the SBIA and the SBA Regulations, is a business that is independently owned and operated and which is not dominant in its field of operation. In addition, at the end of each fiscal year, at least 20% of the total amount of loans made since April 25, 1994 by each SBIC and SSBIC must be made to a subclass of small business concerns that (i) have a net worth, together with any affiliates, of $6.0 million or less and average annual net income after U.S. federal income taxes for the preceding two years of $2.0 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfy alternative criteria under SBA Regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenues. SBA Regulations also prohibit an SBIC from providing funds to a small business concern for certain purposes, such as re-lending and reinvestment.

          Prior to the enactment of the Small Business Programs Improvement Act of 1996 (the "Improvement Act"), the SBIA authorized the organization of SSBICs
              ---------------
as vehicles for providing the same forms of assistance as SBICs provide to small business concerns which are at least 50% owned and managed by persons whose participation in the free enterprise system is hampered because of social or economic disadvantages. Disadvantaged Borrowers include African Americans, Asian Sub-Continent Americans, Eskimos, Hispanic Americans, Native Americans, Vietnam War era veterans and other groups identified by the SBA. A small business concern must either (i) have a tangible net worth, together with any affiliates, of $18.0 million or less and an average annual net income after U.S. federal income taxes for the preceding two years of $6.0 million or less (average annual net income is computed without the benefit of any carryover loss) or (ii) satisfy alternative criteria under the SBA Regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenues.

          The Improvement Act, which became effective on September 30, 1996, effectively terminated the SSBIC program by repealing the provisions of the SBIA which authorized SSBICs. Following the enactment of the Improvement Act and termination of the SSBIC program, the SBA established procedures for existing SSBICs to convert to SBICs. In February 1997, MFC and TCC each entered into an agreement with the SBA whereby MFC and TCC were converted to SBICs subject to certain conditions imposed by the SBA. Under the MFC Conversion Agreement, MFC is authorized to make loans to borrowers other than Disadvantaged Borrowers provided that, at the time of such loan, MFC has in its portfolio outstanding loans to Disadvantaged Borrowers with an aggregate cost basis equal to or exceeding the value of the unamortized repurchase discount under the preferred stock repurchase agreement between MFC and the SBA. At December 31, 1996 the amount of such unamortized repurchase discount was $3.1 million and MFC had outstanding loans to Disadvantaged Borrowers with an aggregate cost basis equal to $100.5 million. Likewise, under the TCC Conversion Agreement, TCC is authorized to make loans to persons other than Disadvantaged Borrowers provided that, at the time of such loan, TCC has in its portfolio loans outstanding to Disadvantaged Borrowers with an aggregate cost basis equal to the sum of (i) the principal amount of TCC's outstanding subordinated SBA debentures which are subsidized by the SBA; (ii) the value of the unamortized repurchase discount under the preferred stock repurchase agreement between TCC and the SBA; and (iii) the amount of any unamortized preferred stock dividends under the preferred stock purchase agreement. At December 31, 1996, (i) the principal amount of TCC's outstanding subsidized SBA debentures was $5.6 million, (ii) the amount of the unamortized repurchase discount was $1.4 million, and (iii) the amount of unamortized preferred stock dividends was $99,000, for a sum total of approximately $7.1 million. At December 31, 1996, TCC had outstanding loans to Disadvantaged Borrowers with an aggregate cost basis of $15.5 million.

          Under current SBA Regulations and subject to local usury laws, the maximum rate of interest that MFC, TCC or Edwards may charge may not exceed (i) the higher of 19% and (ii) the sum of (a) the higher of (I) that company's weighted average cost of qualified borrowings, as determined under SBA Regulations, or (II) the current subordinated SBA debenture rate, plus (b) 11%, rounded off to the next lower eighth of one percent. The maximum rate of interest permitted on loans originated by the RIC Subsidiaries is 19%. At December 31, 1996, the Company's outstanding Medallion Loans had a weighted average rate of interest of 9.92% and outstanding Commercial Installment Loans had a weighted average rate of interest of 13.51%. SBA Regulations also require that each loan originated by SBICs have a term of between five years and 20 years; however, loans to Disadvantaged Borrowers may be for a minimum of four years.

          The SBA restricts the ability of SBICs to repurchase their capital stock, to retire their subordinated SBA debentures and to lend money to their officers, directors and employees or invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a "change of control" or transfers which would result in any person (or group of persons acting in concert) owning 10% or more of any class of capital stock of an SBIC. A "change of control" is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

          Under SBA Regulations, without prior SBA approval, loans by licensees with outstanding SBA leverage to any single small business concern may not exceed 20% of an SBIC's Leveragable Capital. Under the terms of their respective Conversion Agreement, however, MFC and TCC are authorized to make loans to Disadvantaged Borrowers in amounts not exceeding 30% of their respective Leveragable Capital.

          SBICs must invest funds that are not being used to make loans in investments permitted under SBA Regulations. These permitted investments include direct obligations of, or obligations guaranteed as to principal and interest by, the government of the United States with a term of 15 months or less and deposits maturing in one year or less issued by an institution insured by the FDIC. The percentage of an SBIC's assets so invested will depend on, among other things, loan demand, timing of equity infusions and SBA funding and availability of funds under credit facilities.

          SBICs may purchase voting securities of small business concerns in accordance with SBA Regulations. SBA Regulations prohibit SBICs from controlling a small business concern except where necessary to protect an investment. SBA Regulations presume control when SBICs purchase (i) 50% or more of the voting securities of a small business concern if the small business concern has less than 50 stockholders or (ii) more than 20% (and in certain situations up to 25%) of the voting securities of a small business concern if the small business concern has 50 or more stockholders.


COMPETITION

          Banks, credit unions and finance companies, some of which are SBICs, compete with the Company in originating Medallion Loans and Commercial Installment Loans. Finance subsidiaries of equipment manufacturers also compete with the Company. Many of these competitors have greater resources than the Company and certain competitors are subject to less restrictive regulations than the Company. As a result, there can be no assurance that the Company will be able to identify and complete the financing transactions that will permit it to compete successfully. The Company's taxicab rooftop advertising business competes with other taxicab rooftop advertisers as well as all segments of the out-of-home advertising industry and other types of advertising media, including cable and network television, radio, newspapers, magazines and direct mail marketing. Many of these competitors have greater financial resources than the Company and offer several forms of advertising as well as production facilities.


EMPLOYEES

          As of December 31, 1996, the Company employed a total of 33 employees. The Company believes that its relations with all of its employees are good, but that its future success will depend, in part, on its ability to continue to recruit, retain and motivate qualified personnel at all levels.


ITEM 2.                       PROPERTIES

          The Company leases approximately 7,400 square feet of office space in a building located at 205 East 42nd Street, New York, New York.

ITEM 3.  LEGAL PROCEEDINGS

          The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The current executive officers of the Company are as follows:

          NAME             AGE    POSITION(S) HELD WITH THE COMPANY
-------------------------  ---  -------------------------------------
   Alvin Murstein*.......   62  Chairman and Chief Executive Officer
   Andrew Murstein*......   32  President and Chief Operating Officer
   Marie Russo*..........   72  Senior Vice President and Secretary
   Daniel F. Baker*......   33  Treasurer and Chief Financial Officer
   Michael Fanger*.......   39  Executive Vice President
   Michael J. Kowalsky*..   51  Executive Vice President
------------------

          An asterisk (*) indicates an "interested person" as such term is defined in (S) 2(a)(19) of the 1940 Act.


          Each officer's term extends until the first meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified.

          Alvin Murstein has been Chairman of the Board of Directors of Medallion Financial since its founding in 1995 and has been Chief Executive Officer of Medallion Financial since February 1996. Mr. Murstein has also been Chairman of the Board of Directors and Chief Executive Officer of MFC since its founding in 1979 and of Media since its founding in 1994. Mr. Murstein has been Chairman of the Board of Directors and Chief Executive Officer of Edwards and TCC since June 1996. He served as Chairman of the Board of Directors and Chief Executive Officer of Tri-Magna from its founding in 1989 until its acquisition by the Company in May 1996. Mr. Murstein received a B.A. and an M.B.A. from New York University and has been an executive in the taxicab industry for over 40 years. Mr. Murstein has served on the Board of Directors of the Strober Organization, Inc., a building supply company, since 1988. Alvin Murstein is the father of Andrew Murstein.

          Andrew Murstein has been President of Medallion Financial since its inception in 1995, Chief Operating Officer of Medallion Financial since February 1996 and President of Media from inception. Mr. Murstein has also been a Director of MFC, Edwards and TCC since May 1996. He served as Tri-Magna's Director of New Business Development from 1994 until the acquisition of Tri-Magna by the Company in May 1996. Mr. Murstein received a B.A. in economics, cum laude, from Tufts University and an M.B.A. in finance from New York University. Mr. Murstein serves on the New York City Private Industry Council. Andrew Murstein is the son of Alvin Murstein and the son-in-law of Mr. Rudnick, and is the third generation of his family to be active in the taxicab industry.

          Marie Russo has been Senior Vice President and Secretary of Medallion Financial since February 1996. Ms. Russo has also been Senior Vice President and Secretary of MFC, Edwards and TCC since June 1996. Ms. Russo served as Vice President of Operations of Tri-Magna from 1989 until its acquisition by the Company in May 1996. From 1989 to 1996 she was Vice President of MFC and from 1983 to 1986 she was Controller of MFC. Ms. Russo received a B.S. in accounting from Hunter College.

          Daniel F. Baker has been Treasurer and Chief Financial Officer of Medallion Financial since February 1996. Mr. Baker has also been Treasurer and Chief Financial Officer of MFC, Edwards, TCC and Media since June 1996. Mr. Baker also served as Tri-Magna's Vice President of Finance from 1992 until its acquisition by the Company in May 1996. From 1989 through 1991, he was Controller of Tri-

Magna and from 1988 through 1991 he was Controller of MFC. Prior to joining MFC, Mr. Baker was employed by Arthur Andersen & Co. Mr. Baker received a B.S. in accounting from Husson College.

          Michael Fanger has been Executive Vice President of Medallion Financial since February 1996 and President of TCC since June 1996. Mr. Fanger has also been Executive Vice President of MFC and Senior Vice President of Edwards since June 1996. He served as Tri-Magna's Vice President of Commercial Lending from its inception until its acquisition by the Company in May 1996. Prior to joining MFC, Mr. Fanger was a Vice President, Commercial Lending at Shawmut Bank, N.A. Mr. Fanger received a B.A. from Colby College.

          Michael J. Kowalsky has been Executive Vice President of the Company since May 1996. Mr. Kowalsky has been President of MFC and Edwards since June 1996. He also served as Chief Operating Officer of Edwards from 1992 until June 1996. Prior to joining Edwards in 1990, Mr. Kowalsky was a Senior Vice President at General Cigar Co. Inc., a cigar manufacturing company. Mr. Kowalsky received a B.A. and M.A. in economics from the University of Kentucky and an M.B.A. from the New York University Graduate School of Business.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

          The Company's Common Stock commenced trading on May 23, 1996 in the Nasdaq National Market System under the symbol "TAXI." As of March 31, 1997, there were approximately 650 holders of record of the Company's Common Stock.

          The following table sets forth for the fiscal periods indicated, the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market System.

                                                 HIGH         LOW
     YEAR ENDED DECEMBER 31, 1996
     Third Quarter Ended September 30, 1996      $15          $10
     Fourth Quarter Ended December 31, 1996      $15 1/4      $12 1/8

     On November 26, 1996 the Company paid its first quarterly cash dividend of $0.20 per share to holders of record of the Company's Common Stock on November 12, 1996. On January 30, 1997 the Company paid its second quarterly dividend of $0.21 per share to stockholders of record on December 30, 1996. The Company currently anticipates that it will continue to pay quarterly cash dividends on its Common Stock. There can be no assurance, however, that the Company will have sufficient earnings to pay such dividends, if any, in the future.


ITEM 6.  SELECTED FINANCIAL DATA

     On May 29, 1996, Medallion Financial acquired each of the Founding Companies. Prior to this acquisition, each of the Founding Companies had been operating independently of each other and Medallion Financial had no operations. Accordingly, the following Selected Financial Data is comprised of two major sections.

     The first section, Consolidated Selected Financial Data, presents consolidated audited financial data of the Company for the period commencing May 30, 1996 and ending December 31, 1996 and is derived from the actual financial position and results of operation of the Company as set forth in the audited Consolidated Financial Statements of the Company included as Item 8 in this Report on Form 10-K.

     The second section of the following discussion presents the Historical Selected Financial Data of each of the Founding Companies. The Historical Selected Financial Data for the fiscal years ended December 31, 1995 and 1994 and the period ended May 29, 1996, have been derived from audited financial statements included in this Report on Form 10-K. The Historical Selected Financial Data for Edwards and TCC have been reclassified to permit a presentation that is consistent with the investment company status they acquired upon completion of the Acquisitions. The Historical Selected Financial Data for the fiscal years ended December 31, 1992 for Edwards and 1993 for each of the Founding Companies have been derived from their respective audited financial statements not included in this Report on Form 10-K. The Historical Selected Financial Data for the fiscal year ended December 31, 1992 for Tri-Magna and TCC have been derived from their respective unaudited financial statements not included in this Report on Form 10-K. These unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations of the Founding Companies for the period presented.

     The Selected Financial Data provided herein should be read in conjunction with the financial statements of Medallion Financial, Tri-Magna, Edwards and TCC, including the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report on Form 10-K.

                           MEDALLION FINANCIAL CORP.
                      SELECTED CONSOLIDATED FINANCIAL DATA
 FOR THE PERIOD MAY 30, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996

                                                                                   THREE MONTHS ENDED
                                                                MAY 30 TO    ----------------------------------    MAY 30 TO
                                                                JUNE 30,       SEPTEMBER 30,      DECEMBER 31,   DECEMBER 31,
                                                                  1996             1996               1996           1996
                                                               -----------  -------------------  --------------  -------------
                                                               (unaudited)      (unaudited)       (unaudited)
STATEMENT OF OPERATIONS DATA                                                  (in thousands except per share amounts)
Investment income............................................    $  1,392             $  4,264        $  4,756       $ 10,412
Interest expense.............................................         699                2,100           2,209          5,008
                                                                 --------             --------        --------       --------
Net interest income..........................................         693                2,164           2,547          5,404
Equity in earnings (losses) of
  unconsolidated subsidiary(1)...............................          29                  (23)            (69)           (63)
Other income.................................................          58                  234             119            411
Accretion of negative goodwill...............................          64                  181             176            421
Operating expenses...........................................        (266)                (932)         (1,033)        (2,231)
Amortization of goodwill.....................................        ( 35)                (101)           (123)          (259)
                                                                 --------             --------        --------       --------
Net investment income........................................         543                1,523           1,617          3,683
Realized gain on investments, net............................          --                   26              58             84
Change in unrealized depreciation of investments(2)..........          --                   --             (46)           (46)
                                                                 --------             --------        --------       --------
Net increase in net assets resulting from operations(3)......    $    543             $  1,549        $  1,629       $  3,721
                                                                 ========             ========        ========       ========
Net increase in net assets resulting from operations
  per share (3)..............................................    $   0.07             $   0.19        $   0.20       $   0.45
                                                                 ========             ========        ========       ========
Dividends declared per share.................................    $   0.00             $   0.20        $   0.21       $   0.41
                                                                 ========             ========        ========       ========

                                                                  MAY 30,             JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                                                   1996                 1996            1996           1996
                                                                 --------             --------        --------       --------
BALANCE SHEET DATA (IN THOUSANDS)                              (unaudited)           (unaudited)    (unaudited)
Investments
    Medallion Loans..........................................    $116,398             $121,720        $125,039       $134,615
    Commercial Installment Loans.............................      33,046               34,463          36,766         41,925
Unrealized depreciation of investments.......................          --                   --              --            (46)
                                                                 --------             --------        --------       --------
Investments, net of unrealized depreciation of investments...     149,444              156,183         161,805        176,494
Total assets.................................................     184,938              173,001         174,584        189,625
Notes payable and demand notes...............................      90,400               79,700          81,300         96,450
Subordinated SBA debentures..................................      30,590               30,421          29,263         29,390
Total liabilities............................................     125,877              113,284         113,649        130,619
Total stockholders' equity...................................      56,122               56,692          58,241         56,487

                                                                                                                   DECEMBER 31,
                                                                                                                       1996
                                                                                                                     --------
SELECTED FINANCIAL RATIOS AND OTHER DATA                                                                           (unaudited)
Return on assets(4)(5).......................................................................................          3.36%
Return on equity(5)(6).......................................................................................         11.29
Average yield, e.o.p.(7).....................................................................................         10.80
Average cost of funds, e.o.p.(8).............................................................................          6.88
Spread, e.o.p.(9)............................................................................................          3.92
Other income ratio(5)(10)....................................................................................          0.40
Operating expense ratio(5)(11)...............................................................................          2.02
Medallion Loans as a percentage of investments...............................................................         76.25
Commercial Installment Loans as a percentage of investments..................................................         23.75
Investments to assets........................................................................................         93.08
Equity to assets.............................................................................................         29.79
Debt to equity...............................................................................................        222.76
SBA debt to total debt.......................................................................................         23.36


                                   MEDIA (1)

                                 MAY 30 TO     JULY 1 TO     OCTOBER 1 TO     MAY 30 TO
                                 JUNE 30,    SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                   1996           1996           1996           1996
                                -----------  --------------  -------------  -------------
                                (unaudited)   (unaudited)     (unaudited)
STATEMENT OF OPERATIONS DATA
Advertising revenue...........    $151,253        $452,943       $491,150     $1,095,346
Cost of services..............      45,228         215,846        238,061        499,135
                                  --------        --------       --------     ----------
Gross margin..................     106,025         237,097        253,089        596,211
Other operating expenses......      61,886         272,295        325,030        659,211
                                  --------        --------       --------     ----------
Income (losses) before taxes..      44,139         (35,198)       (71,941)       (63,000)
Income taxes..................       5,000         (12,500)         7,500             --
                                  --------        --------       --------     ----------
Net income (loss).............    $ 39,139        $(22,698)      $(79,441)    $  (63,000)
                                  ========        ========       ========     ==========

__________________________
(1) Equity in earnings (losses) of unconsolidated subsidiary represents the net income (loss) for the period indicated from the Company's investment in Media.
(2) Change in unrealized depreciation of investments represents the (increase) decrease for the period in the unrealized depreciation applied against the Company's investments to state them at fair value.
(3) Net increase in net assets resulting from operations is the sum of net investment income, net realized gains or losses on investments and the change in unrealized gains or losses on investments.
(4) Return on assets represents net increase in net assets resulting from operations, for the period indicated, divided by total assets at December 31, 1996.
(5) Selected financial ratios have been annualized for the period from May 30, 1996 to December 31, 1996.
(6) Return on equity represents net increase in net assets resulting from operations, for the period indicated, divided by total stockholders' equity at December 31, 1996.
(7) Average yield, e.o.p. represents the end of period weighted average interest rate on investments at the date indicated.
(8) Average cost of funds, e.o.p. represents the end of period weighted average interest rate on debt at the date indicated.
(9) Spread, e.o.p. represents average yield, e.o.p. less average cost of funds, e.o.p.
(10) Other income ratio represents other income, for the period indicated, divided by investments at December 31, 1996.
(11) Operating expense ratio represents operating expenses, for the period indicated, divided by total assets at December 31, 1996.

                            SELECTED FINANCIAL DATA

                                   TRI-MAGNA
              (MFC, BUT NOT MEDIA, IS CONSOLIDATED WITH TRI-MAGNA)


                                                                    YEAR ENDED DECEMBER 31,             JANUARY 1 TO
                                                        ---------------------------------------------     MAY 29,
                                                            1992         1993        1994      1995         1996
                                                        ------------  -----------  --------  --------  ---------------
                                                         (unaudited)          (dollars in thousands)
STATEMENT OF OPERATIONS DATA
Investment income.....................................      $ 7,953      $ 8,333   $ 8,820   $ 9,803        $ 4,423
Interest expense......................................        3,509        3,661     4,756     6,034          2,517
                                                            -------      -------   -------   -------        -------
Net interest income...................................        4,444        4,672     4,064     3,769          1,906
Equity in earnings (losses) of unconsolidated
 subsidiary(1)........................................           --           --        18       126            (53)
Other income..........................................          632          541       519       446            148
Total non-interest expense............................        2,754        3,097     2,700     2,615          1,816
Dividends paid on minority interest...................          277          277       277       208             --
                                                            -------      -------   -------   -------        -------
Net investment income.................................        2,045        1,839     1,624     1,518            185
Realized gain (loss) on investments, net..............         (223)        (115)      (22)       61             --
Change in unrealized depreciation of investments(2)...          125          (53)       58      (140)            --
Net increase in net assets resulting from operations..      $ 1,947      $ 1,671   $ 1,660   $ 1,439        $   185
                                                            =======      =======   =======   =======        =======

SELECTED FINANCIAL RATIOS AND OTHER DATA(3)
Return on average assets(4)(5)........................         2.81%        2.12%     1.88%     1.50%          1.86%
Return on average equity(5)(6)........................        17.67        15.29     15.29     12.97          16.93
Interest rate spread
 Average yield(5)(7)..................................        12.11        10.99     10.20     10.61          11.00
 Average cost of funds(5)(8)..........................         7.44         6.09      7.00      8.26           7.56
 Spread(9)............................................         4.67         4.90      3.20      2.35           3.44
Other income to average assets(5).....................         0.91         0.69      0.59      0.46           0.36
Non-interest expense to average assets(5)(10).........         3.97         3.92      3.05      2.72           2.98
Weighted average assets...............................      $69,401      $78,921   $88,414   $96,189        $99,197
Weighted average investments(11)......................       65,673       75,790    86,496    92,433         96,479
Weighted average equity...............................       11,019       10,931    10,855    11,094         10,899
Weighted average debt.................................       47,160       60,160    67,955    73,063         79,912

                                                                          DECEMBER 31,(3)
                                                            ----------------------------------------        MAY 29,
                                                              1992         1993      1994      1995          1996(3)
                                                            -------      -------   -------   -------        -------

Medallion Loans as a percentage of investments........         81.0%        81.0%     72.4%     68.4%          67.9%
Commercial Installment Loans as a percentage
  of investments......................................         19.0         19.0      27.6      31.6           32.1
Investments to assets.................................         93.8         96.4      96.7      96.3           97.0
Equity to assets......................................         15.0         12.9      11.8      17.4           16.7
Debt to equity(12)....................................          259          315       356       464            482
SBA debt to total debt................................         23.8         19.8      17.5        --             --


                                   TRI-MAGNA

                                                                  DECEMBER 31,
                                                  --------------------------------------   MAY 29,
                                                    1992      1993      1994      1995      1996
                                                  --------  --------  --------  --------  --------
                                                 (unaudited)
                                                               (dollars in thousands)
BALANCE SHEET DATA
Investments
  Medallion Loans...............................  $56,460   $66,437   $65,424   $66,338   $64,934
  Commercial Installment Loans..................   13,325    15,577    24,918    30,619    31,598
Unrealized depreciation of investments..........     (775)     (828)     (770)     (910)     (910)
                                                  -------   -------   -------   -------   -------
Investments, net of unrealized depreciation of
  investments...................................   69,010    81,186    89,572    96,047    95,622
Total assets....................................   73,603    84,239    92,590    99,788    98,605
Notes payable...................................   40,000    50,700    59,025    80,295    79,395
Subordinated SBA debentures.....................   12,500    12,500    12,500        --        --
Total liabilities...............................   53,341    64,171    72,480    82,474    82,116
Minority interest...............................    9,234     9,234     9,234        --        --
Total stockholders' equity......................   11,027    10,834    10,876    17,314    16,489

                                    MEDIA(1)

                                NOVEMBER 22 TO   YEAR ENDED   JANUARY 1 TO
                                 DECEMBER 31,   DECEMBER 31,     MAY 29,
                                     1994           1995          1996
                                --------------  ------------  -------------
STATEMENT OF OPERATIONS DATA
Advertising revenue...........        $227,756    $1,542,013      $671,148
Cost of services..............          83,341       483,721       283,891
                                      --------    ----------      --------
Gross margin..................         144,415     1,058,292       387,257
Other operating expenses......         126,036       829,293       455,278
                                      --------    ----------      --------
Income (losses) before taxes..          18,379       228,999       (68,021)
Income taxes..................              --       103,043       (14,999)
                                      --------    ----------      --------
Net income (loss).............        $ 18,379    $  125,956      $(53,022)
                                      ========    ==========      ========
------------------

(1) Equity in earnings (losses) of unconsolidated subsidiary represents the net income (loss) for the period earned by Tri-Magna from its investment in Media.
(2) Change in unrealized depreciation of investments represents the (increase) decrease for the period in the unrealized depreciation applied against Tri-Magna's investments to state them at fair value.
(3)  Unaudited.
(4) Return on average assets is calculated as the net increase in net assets resulting from operations (excluding Merger Related Costs) divided by the weighted average assets for the period.
(5) Selected financial ratios are annualized for the period from January 1, 1996 to May 29, 1996.
(6) Return on average equity is calculated as the net increase in net assets resulting from operations (excluding Merger Related Costs) divided by the weighted average equity for the period.
(7) Average yield is calculated as gross investment income for the period divided by the weighted average investments for the period.
(8) Average cost of funds is calculated as interest expense for the period divided by the weighted average debt for the period.
(9) Spread is calculated as the difference between average yield and average cost of funds.
(10) Non-interest expense to average assets is calculated as the total non-interest expense (excluding Merger Related Costs) divided by the weighted average assets for the period.
(11) Investments consists of the Tri-Magna's loan portfolio and excludes cash and cash equivalents and Tri-Magna's investment in Media.
(12) Debt to equity is defined as total debt divided by total stockholders equity and minority interest.

                                    EDWARDS

                                                         YEAR ENDED DECEMBER 31,           JANUARY 1 TO
                                                  --------------------------------------      MAY 29,
                                                    1992      1993      1994      1995         1996
                                                  --------  --------  --------  --------  ---------------
                                                                  (dollars in thousands)
STATEMENT OF OPERATIONS DATA
Investment income...............................  $ 5,444   $ 4,955   $ 4,334   $ 4,317        $ 1,727
Interest expense................................    2,873     2,741     2,765     2,748          1,098
                                                  -------   -------   -------   -------        -------
Net interest income.............................    2,571     2,214     1,569     1,569            629
Other income....................................      412       476       620       443            129
Total non-interest expense......................    1,512     1,022     1,108       885            660
Income tax expense..............................       73        51        21        40             16
                                                  -------   -------   -------   -------        -------
Net investment income...........................    1,398     1,617     1,060     1,087             82
Realized gain (loss) on investments, net........      (13)       --        --        --             --
                                                  -------   -------   -------   -------        -------
Net increase in net assets resulting from
  operations before extraordinary items.........    1,385     1,617     1,060     1,087             82
Extraordinary items(1)..........................       --        --      (526)       --             --
                                                  -------   -------   -------   -------        -------
Net increase in net assets resulting
  from operations...............................  $ 1,385   $ 1,617   $   534   $ 1,087        $    82
                                                  =======   =======   =======   =======        =======

SELECTED FINANCIAL RATIOS AND OTHER DATA(2)
Return on average assets(3)(4)..................     3.19%     3.60%     2.35%     2.42%          2.28%
Return on average partners' capital(4)(5).......    16.47     17.51     11.69     12.29          11.38
Interest rate spread
     Average yield(4)(6)........................    13.10     11.51     10.06      9.92           9.40
     Average cost of funds(4)(7)................     8.14      7.97      7.97      7.96           7.54
     Spread(8)..................................     4.96      3.54      2.09      1.96           1.86
Other income to average assets(4)...............     0.95      1.06      1.38      0.99           0.68
Non-interest expense to average assets(4)(9)....     3.48      2.27      2.46      1.98           1.63
Weighted average assets.........................  $43,465   $44,953   $45,025   $44,829        $45,543
Weighted average investments(10)................   41,567    43,047    43,074    43,508         44,103
Weighted average partners' capital..............    8,409     9,235     9,064     8,846          9,112
Weighted average debt...........................   35,275    34,385    34,690    34,535         34,947


                                                                  DECEMBER 31,(2)
                                                  -------------------------------------         MAY 29,
                                                    1992      1993      1994      1995          1996(2)
                                                  -------   -------   -------   -------        -------

Medallion Loans as a percentage of investments..     98.3%     98.3%     98.3%     98.6%          98.7%
Commercial Installment Loans as a percentage
  of investments................................      1.7       1.7       1.7       1.4            1.3
Investments to assets...........................     96.7      97.0      97.5      97.1           96.7
Partners' capital to assets.....................     20.1      21.0      19.2      20.2           19.8
Debt to partners' capital(11)...................      382       365       408       382            385
SBA debt to total debt..........................     73.2      71.6      71.4      71.7           71.2


                                    EDWARDS

                                                            DECEMBER 31,
                                               --------------------------------------   MAY 29,
                                                 1992      1993      1994      1995      1996
                                               --------  --------  --------  --------  --------
                                                            (dollars in thousands)
BALANCE SHEET DATA
Investments
     Medallion Loans.........................  $42,301   $43,383   $42,740   $43,177   $43,921
     Commercial Installment Loans............      719       758       747       622       589
Unrealized depreciation of investments.......      (50)      (43)      (20)      (20)      (20)
                                               -------   -------   -------   -------   -------
Investments, net of unrealized depreciation
  of investments.............................   42,970    44,098    43,467    43,779    44,490
Total assets.................................   44,430    45,476    44,574    45,084    46,001
Notes payable and demand notes...............    9,125     9,900    10,000     9,850    10,100
Subordinated SBA debentures..................   24,950    24,950    24,950    24,950    24,950
Total liabilities............................   35,511    35,926    35,998    35,967    36,894
Total partners' capital......................    8,919     9,551     8,576     9,117     9,107
------------------

(1) Edwards incurred a prepayment premium of $526,000 in connection with its refinancing of $4.6 million and $5.1 million of subordinated SBA debentures on June 29, 1994 and September 28, 1994, respectively.
(2)  Unaudited.
(3) Return on average assets is calculated as the net increase in net assets resulting from operations before extraordinary items (excluding legal fees related to sale of assets) divided by the weighted average assets for the period.
(4) Selected financial ratios are annualized for the period from January 1, 1996 to May 29, 1996.
(5) Return on average partners' capital is calculated as the net increase in net assets resulting from operations before extraordinary items (excluding legal fees related to sale of assets) divided by the weighted average partners' capital for the period.
(6) Average yield is calculated as gross investment income for the period divided by the weighted average investments for the period.
(7) Average cost of funds is calculated as interest expense for the period divided by the weighted average debt for the period.
(8) Spread is calculated as the difference between average yield and average cost of funds.
(9) Non-interest expense to average assets is calculated as the total non-interest expense (excluding legal fees related to sale of assets) divided by the weighted average assets for the period.
(10) Investments consists of Edwards' loan portfolio and excludes cash and cash equivalents.
(11) Debt to partners' capital is defined as total debt divided by total partners' capital.

                                      TCC


                                                                  YEAR ENDED DECEMBER 31,              JANUARY 1 TO
                                                       ---------------------------------------------     MAY 29,
                                                           1992         1993        1994      1995        1996
                                                       ------------  -----------  --------  --------  -------------
                                                       (unaudited)
STATEMENT OF OPERATIONS DATA
Investment income....................................      $ 3,944      $ 3,110   $ 2,217   $ 1,836        $   682
Interest expense.....................................        1,538        1,064       709       450            148
                                                           -------      -------   -------   -------        -------
Net interest income..................................        2,406        2,046     1,508     1,386            534
Total non-interest expense...........................        1,038        1,269       711       760            260
Income tax expense (benefit)(1)......................           74         (983)      653       381            128
                                                           -------      -------   -------   -------        -------
Net investment income, adjusted for taxes(2).........        1,294        1,760       144       245            146
Realized gain (loss) on investments..................         (646)         (69)     (144)      (50)             5
Change in unrealized depreciation of investments(3)..           --          232       790       335             30
                                                           -------      -------   -------   -------        -------
Net increase (decrease) in net assets resulting
  from operations....................................      $   648      $ 1,923   $   790   $   530        $   181
                                                           =======      =======   =======   =======        =======

SELECTED FINANCIAL RATIOS AND OTHER DATA(4)
Return on average assets(5)(6).......................         2.46%        8.36%     3.90%     2.91%          2.56%
Return on average common equity(6)(7)................        14.73        33.84     11.22      6.74           5.23
Interest rate spread
     Average yield(6)(8).............................        15.90        15.77     13.86     13.58          12.95
     Average cost of funds(6)(9).....................         8.56         8.10      7.60      6.14           5.58
     Spread(10)......................................         7.34         7.67      6.26      7.44           7.37
Non-interest expense to average assets(6)............         3.94         5.51      3.51      4.18           3.67
Weighted average assets..............................      $26,338      $23,011   $20,260   $18,183        $16,983
Weighted average investments(11).....................       24,235       18,994    14,442    10,389          9,745
Weighted average common equity.......................        4,398        5,683     7,042     7,859          8,312
Weighted average debt................................       17,967       13,133     9,330     7,330          6,368


                                                                         DECEMBER 31,(4)
                                                           ----------------------------------------         MAY 29,
                                                              1992         1993      1994      1995         1996(4)
                                                           -------      -------   -------   -------         -------

Medallion Loans as a percentage of investments.......         81.6%        85.4%     80.1%     81.5%          76.0%
Commercial Installment Loans as a percentage
  of investments.....................................         18.4         14.6      19.9      18.5           24.0
Loans to assets......................................         74.4         75.6      52.8      52.6           56.3
Equity to assets.....................................         33.2         46.5      57.1      60.2           63.7
Debt to equity(12)...................................          192          107        73        64             53
SBA debt to total debt...............................         73.4        100.0     100.0     100.0          100.0


                                      TCC

                                                                  DECEMBER 31,
                                                  --------------------------------------------    MAY 29,
                                                      1992         1993        1994      1995      1996
                                                  ------------  -----------  --------  --------  --------
                                                   (unaudited)
                                                                  (dollars in thousands)
BALANCE SHEET DATA
Investments
     Medallion Loans............................      $16,471      $15,433   $ 8,796   $ 7,988   $ 7,543
     Commercial Installment Loans...............        3,721        2,641     2,185     1,808     2,381
Unrealized depreciation of investments..........       (2,000)      (1,768)     (978)     (642)     (612)
                                                      -------      -------   -------   -------   -------
Investments, net of unrealized depreciation of
  investments...................................       18,192       16,306    10,003     9,154     9,312
Cash and cash equivalents.......................        5,790        3,911     8,199     7,781     6,797
Total assets....................................       24,453       21,569    18,951    17,416    16,551
Notes payable and demand notes..................        4,132           --        --        --        --
SBA debentures..................................       11,405       10,730     7,930     6,730     5,640
Total liabilities...............................       16,348       11,541     8,129     6,937     6,008
Total stockholders' equity......................        8,105       10,028    10,822    10,479    10,543
---------------------

(1) Income tax expense (benefit) includes income tax provision (benefit) on investment income, realized losses on investments and change in unrealized depreciation of investments. See note (2).
(2) Net investment income has been adjusted by combining TCC's income tax provision (benefit) in order to present TCC's financial statements on a comparable basis to the other Founding Companies.
(3) Change in unrealized depreciation of investments represents the (increase) decrease for the period in the unrealized depreciation applied against TCC's investments to state them at fair value.
(4)  Unaudited.
(5) Return on average assets is calculated as the net increase (decrease) in net assets resulting from operations divided by the weighted average assets for the period.
(6) Selected financial ratios are annualized for the period from January 1, 1996 to May 29, 1996.
(7) Return on average common equity is calculated as the net increase in net assets resulting from operations divided by the weighted average equity for the period.
(8) Average yield is calculated as gross investment income excluding interest income on cash and cash equivalents for the period divided by the weighted average investments for the period.
(9) Average cost of funds is calculated as interest expense for the period divided by the weighted average debt for the period.
(10) Spread is calculated as the difference between average yield and average cost of funds.
(11) Investments consists of TCC's loan portfolio and excludes cash and cash equivalents.
(12) Debt to equity is defined as total debt divided by total stockholders equity and minority interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Report on Form 10-K. In addition, this Management's Discussion and Analysis contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section.


GENERAL

  The Company's principal activity is the origination and servicing of Medallion Loans and Commercial Installment Loans. The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets consisting primarily of Medallion Loans and Commercial Installment Loans, and the interest paid on interest-bearing liabilities consisting primarily of credit facilities with bank syndicates and subordinated debentures issued to or guaranteed by the SBA. Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Net interest income is affected by economic, regulatory and competitive factors that influence interest rates, loan demand and the availability of funding to finance the Company's lending activities. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities.

  Trend in Loan Portfolio Yield. The Company's investment income is driven by the principal amount of and yields on Medallion Loans and Commercial Installment Loans. The following table illustrates the Company's weighted average portfolio yield at the dates indicated:

                                                    May 30, 1996                          December 31, 1996
                                                    ------------                          -----------------
                                         Weighted                 Percentage   Weighted                      Percentage
                                          Average    Principal     of Total     Average       Principal       of Total
                                           Yield      Amounts      Portfolio     Yield         Amounts        Portfolio
                                         ---------  ------------  -----------  ---------  -----------------  -----------

Medallion Loan Portfolio                     9.84%   116,398,395        77.9%      9.92%       $134,614,899        76.3%
Commercial Installment Loan Portfolio       13.42     33,045,702        22.1      13.51          41,925,290        23.7
                                                     -----------                               ------------
Total Portfolio                             10.63    149,444,097       100.0      10.80        $176,540,189       100.0
                                            =====    ===========       =====                   ============       =====


     The weighted average yield e.o.p. of the Medallion Loan portfolio increased eight basis points from 9.84% at May 30, 1996 to 9.92% at December 31, 1996. Medallion Loans constituted 77.9% of the total portfolio of $149.4 million at May 30, 1996 and 76.3% of the total portfolio of $176.5 million at December 31, 1996./1/ The yields on the Company's Medallion Loans have been in a long-term decline. However, since December 31, 1994 the weighted average yield of the Medallion Loan portfolio has stabilized and since the commencement of the Company's operations following closing of the Acquisitions on May 29, 1996, slightly increased, resulting in slight increases in the weighted average yield of the entire portfolio. The weighted average yield e.o.p. of the entire portfolio increased 17 basis points from 10.63% at May 30, 1996 to 10.80% at December 31, 1996. The stabilization of the weighted average yield of the Medallion Loan Portfolio is partially the result of stabilization in market interest rates for Medallion Loans, which began in July 1994.

--------------------
/1/ e.o.p. or "end of period," indicates that a calculation is made at the date indicated rather than for the period then ended.

In addition, since December 1994, the weighted average yield of the entire portfolio has increased as older, lower interest rate loans in the portfolio have matured or been pre-paid and newer, higher interest rate loans have constituted a greater proportion of the portfolio. From inception of its business in 1979 through 1996, the period between the origination and final payment of all Medallion Loans originated by MFC has been estimated by the Company to be 29 months. The Company believes that this time period varies to some extent as a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to prepay in a rising interest rate environment. The Company has also increased the average yield of the entire portfolio by shifting the portfolio mix toward a higher percentage of Commercial Installment Loans, which historically have had a yield of approximately 350 basis points higher than the Company's Medallion Loans and 500 to 700 basis points higher than the prevailing prime rate of interest charged by major commercial banks (the "Prime Rate"). The weighted average yield e.o.p. of the Commercial Installment Loan portfolio increased nine basis points from 13.42% at May 30, 1996 to 13.51% at December 31, 1996. In addition, the percentage of the entire portfolio composed of Commercial Installment Loans increased from 22.1%, or $33.0 million, at May 30, 1996 to 23.7%, or $41.9 million, at December 31, 1996. The Company intends to continue to increase the percentage of Commercial Installment Loans in the total portfolio.

     Trend in Interest Expense. The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates and, to a lesser degree, fixed-rate, long-term subordinated debentures issued to or guaranteed by the SBA. In recent years, the Company has reduced its reliance on SBA financing and increased the relative proportion of bank debt to total liabilities. SBA financing can offer very attractive rates, but such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the SBIA and SBA Regulations through subsidiaries already subject to SBA restrictions. The Company believes that its transition to financing its operations primarily with short-term LIBOR-based bank debt has generally decreased its interest expense thus far, but has also increased the Company's exposure to the risk of increases in market interest rates which the Company attempts to mitigate with certain matching strategies. The Company also expects that net interest income should increase because bank debt is more available than SBA financing and will thus permit an increase in the size of the loan portfolio. At May 30, 1996 and December 31, 1996, short-term LIBOR-based debt constituted 74.7% and 76.6% of total debt, respectively. On March 26, 1997, the Federal Reserve System increased the federal-funds interest rate by 25 basis points and, as a result, the prevailing Prime Rate has generally increased by 25 basis points. If these increases lead to a trend of higher interest rates, net interest rate spread could decline at least until the Company is able to originate new loans at the higher prevailing interest rates.

     The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium to LIBOR paid by the Company on its LIBOR-based debt, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 30-180 days. The Company's subordinated debentures issued to or guaranteed by the SBA typically have terms of ten years. The Company's cost of funds reflects fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The percentage of the Company's total indebtedness composed of LIBOR-based indebtedness has increased from 74.7% at May 30, 1996 to 76.6% at December 31, 1996.

The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the 90- and 180-day LIBOR (the "LIBOR Benchmark"). The Company's average cost of funds e.o.p. increased from 6.81% or 134 basis points over the LIBOR Benchmark of 5.47% at May 30, 1996 to 6.88%, or 130 basis points over the LIBOR Benchmark of 5.58% at December 31, 1996.

     Taxicab Rooftop Advertising. In connection with its Medallion Loan finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media's revenue is affected by the number of taxicab rooftop advertising displays ("Displays") that it owns and the occupancy rate and advertising rate of those Displays. At December 31, 1996, Media had approximately 2,000 installed Displays, 450 of which were acquired in connection with the acquisition of the assets of See-Level Advertising, Inc. and See Level Management, Inc. on July 25, 1996. In addition, on March 6, 1997 Media entered into an agreement with the MTBOT to provide advertising on over 1,800 New York City taxicabs affiliated with the MTBOT commencing on September 22, 1997. The effect of that agreement will be to increase the number of taxicabs Media has under contract for rooftop advertising in New York City from approximately 1,700 currently to approximately 3,500.
With this agreement, Media is the leading taxicab rooftop advertiser in the city. The Company expects that Media will continue to expand its operations. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company because Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies, such as Media, with investment companies, such as the Company.

     Factors Affecting Net Assets. Factors which affect the Company's net assets include net realized gain/loss on investments and change in net unrealized depreciation of investments. Net realized gain/loss on investments is the difference between the proceeds derived upon foreclosure of a loan and the cost basis of such loan. Change in net unrealized depreciation of investments is the amount, if any, by which the Company's estimate of the fair market value of its loan portfolio is below the cost basis of the loan portfolio. Under the 1940 Act and the SBIA, the Company's loan portfolio must be recorded at fair market value or "marked to market." Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of its loan portfolio to reflect the Company's estimate of the current realizable value of the loan portfolio. Since no ready market exists for the Company's loans, fair market value is subject to the good faith determination of the Company. In determining such value, the Company takes into consideration factors such as the financial condition of its borrowers, the adequacy of its collateral and the relationships between current and projected market rates of interest and portfolio rates of interest and maturities. Any change in the fair value of portfolio loans as determined by the Company is reflected in net unrealized depreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income. Therefore, if recent increases in prevailing interest rates lead to a trend of higher interest rates, net increase in net assets resulting from operations could decline. Upon the completion of the Acquisitions on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair market value as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting. From May 30, 1996 through December 31, 1996 there was a $46,000 increase in net unrealized depreciation of investments. Application of the "marked to market" policy to the Company's loan portfolio could result in greater volatility in the Company's earnings than was the case for the businesses acquired in the Acquisitions since they did not in all cases follow that policy.

     Recent Commencement of Operations. The Company commenced operations in connection with the simultaneous closing of its initial public offering and the Acquisitions on May 29, 1996. Prior to that date, the Company had no results of operations and each of Medallion Financial, Tri-Magna, Edwards and TCC had been operating independently of each other. The following discussion under the caption "Consolidated Results of Operations" sets forth an analysis of the Company's actual results of operations and assets and liabilities for the period commencing May 30, 1996 and ending December 31, 1996. The historical financial condition and results of operations of each of Tri-Magna, Edwards and TCC for the period commencing January 1, 1996 and ending May 29, 1996 and the years ended December 31, 1994 and 1995 are then discussed. All period percentages involving income statement accounts have been annualized for discussion purposes.


                       CONSOLIDATED RESULTS OF OPERATIONS

For the Period Commencing May 30, 1996 and Ending December 31, 1996.

     Performance Summary. Since the Company's initial offering closed on May 29, 1996, investment income has been positively impacted by the strong growth of the entire loan portfolio which was primarily driven by an increase in the percentage of the portfolio composed of higher yielding Commercial Installment Loans. Interest expense for the period reflected an increase in the LIBOR benchmark e.o.p. of 11 basis points and growth in net borrowings. The positive trend in the spread between the average yield on the entire portfolio and the average of costs of funds contributed to the $3.7 million of net investment income earned during the period.

     Investment Income.  Investment income for the period was $10.4 million.
The Company's investment income reflects the positive impact of portfolio growth during the period. Total portfolio growth was $27.1 million or 18.1% from $149.4 million at May 30, 1996 to $176.5 million at December 31, 1996. Investment income also reflects the positive impact of increases in the average yield of the entire portfolio. Average yield e.o.p. of the entire portfolio increased 17 basis points from 10.63% at May 30, 1996 to 10.80% at December 31, 1996. The increase was caused by (i) a slight increase in the average yield on Commercial Installment Loans and a shift in the portfolio mix toward a higher percentage of Commercial Installment Loans which historically have been originated at a yield of approximately 350 basis points higher than Medallion Loans and 500 to 700 basis points higher than the prevailing Prime Rate, and
(ii) a slight increase in the average yield on Medallion Loans caused by stabilization, after a sustained period of declines, in market rates for Medallion Loans. The average yield e.o.p. of the Medallion Loan portfolio increased eight basis points from 9.84% at May 30, 1996 to 9.92% at December 31, 1996 and the average yield of the Commercial Installment Loan portfolio increased nine basis points from 13.42% at May 30, 1996 to 13.51% at December 31, 1996. The percentage of the portfolio composed of Commercial Installment Loans increased from 22.1% at May 30, 1996 to 23.7% at December 31, 1996.

     Interest Expense. The Company's interest expense was $5.0 million for the period and the average interest rate on borrowings during the period was 7.0%. The Company's average cost of funds e.o.p. increased from 6.81% or 134 basis points over the LIBOR Benchmark of 5.47% at May 30, 1996 to 6.88% or 130 basis points over the LIBOR Benchmark of 5.58% at December 31, 1996. The increase in the average cost of funds e.o.p. was caused by the increase in the LIBOR Benchmark of 11 basis points from 5.47% at May 30, 1996, offset by a four basis point decrease in the spread over LIBOR charged by the Company's banks. The increase in the average cost of funds e.o.p. was further enhanced by increased borrowings. The Company's net borrowings increased $4.8 million or 4.0% from $121.0 million at May 30, 1996 to $125.8 million at December 31, 1996. Interest expense also rose due to increased commitment fees paid to banks to establish larger credit facilities. The increased borrowings were incurred to fund portfolio growth and all related to LIBOR-based indebtedness which increased as a percentage of the Company's total indebtedness from 74.7% at May 30, 1996 to 76.6% at December 31, 1996.

     Net Interest Income. Net interest income was $5.4 million for the period. Net interest income reflects the positive impact of a ten basis point increase in spread e.o.p. which increased from 3.82% at May 30, 1996 to 3.92% at December 31, 1996. The increase reflects a 17 basis point increase from May 30, 1996 to December 31, 1996 in the average yield e.o.p. of the entire portfolio and a seven basis point decrease in the average cost of funds e.o.p. from May 30, 1996 to December 31, 1996.

     Equity in Earnings of Unconsolidated Subsidiary. For the period, Media generated advertising revenue of $1.1 million and incurred Display rental costs of approximately $500,000, resulting in a gross margin of approximately $600,000 or 54.4% of advertising revenue. The number of Displays owned by Media increased from 1,670 at May 30, 1996 to approximately 2,000 at December 31, 1996 as a result of an acquisition in July 1996. For the period, operating expenses were $659,000 and Media generated a net loss of $63,000 which is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations. The loss primarily resulted from reduced Display occupancy rates and the Company's decision to maintain goodwill with the taxicab owners from whom it leases taxicab rooftop space by making lease payments to such owners for unoccupied Displays that are not otherwise required. Display occupancy declined from 85% at May 30, 1996 to 65% at December 31, 1996. The loss also resulted from the write-off of accounts receivable in the amount of $64,000 due under an advertising contract with a client which filed for bankruptcy protection and costs associated with expansion into new markets.

     Other Income. The Company derived $411,000 in other income, or 0.23% of investments for the period. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

     Non-Interest Expenses. The Company had non-interest expenses of $2.2 million for the period. Approximately $780,000, or 35.4% of non-interest expenses, was related to salaries and benefits, $410,000, or 18.6%, consisted of professional fees, $162,000, or 7.4% consisted of investment advisory fees. The operating expense ratio was 2.02% from May 30, 1996 to December 31, 1996, on an annualized basis, reflecting consolidation of the Company's operations, efficiencies of scale and elimination of redundant services, facilities and functions. The Company believes that operating expenses as a percentage of average assets will decline as the loan portfolio increases due to economies of scale.

     Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill of $260,000 for the period relates to $6.5 million of goodwill generated in the acquisitions of Edwards and TCC. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years.

     Net Realized Gain/Loss on Investments The Company realized a net gain on investments of $84,000 during the period. The gain was the result of the sale of securities underlying a warrant for a gain of $157,000 and recoveries in the amount of $32,000 on certain radio loans previously written off, offset by the write off of certain equipment loans in the amount of $105,000.

     Net Investment Income. Net investment income earned during the period was $3.7 million reflecting the positive impact of portfolio growth and slightly improved portfolio yield.

     Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations was $3.7 million for the period and reflects portfolio growth and favorable spread e.o.p. Return on assets and return on equity from May 30, 1996 to December 31, 1996, on an annualized basis, were 3.36% and 11.29%, respectively, for the period ending December 31, 1996.


TRI-MAGNA RESULTS OF OPERATIONS

     For the Period from January 1, 1996 to May 29, 1996

     Net Interest Income. Net interest income increased during the period due to the higher average yield of the entire portfolio. The increased yield was primarily driven by increases in the yields of the Medallion Loan and Commercial Installment Loan portfolios during the period and an increase in the proportion of the portfolio composed of Commercial Installment Loans. Interest expense remained even during the period.

     Equity in Earnings of Unconsolidated Subsidiary. During the period, Media generated a net loss of $53,000 which is recorded as equity in earnings or losses of unconsolidated subsidiary on Tri-Magna's statement of operations. The loss was in part due to an increase in expenses associated with the opening of a maintenance facility and Media's expansion into other markets.

     Other Income. Other income decreased during the period primarily due to decreased income from the receipt of prepayment fees and late charges.

     Non-interest Expense. Tri-Magna's non-interest expense increased during the period primarily as a result of direct costs incurred in connection with the merger of Tri-Magna and Medallion Financial.

     Net Realized Gain/Loss on Investments and Change in Net Unrealized Depreciation of Investments. During the period, Tri-Magna did not incur any realized gains or losses on investments and there was no change in net unrealized deprecation of investments.

     Comparison of the Years Ended December 31, 1994 and December 31, 1995

     Net Interest Income. Net interest income decreased $295,000 or 7.3% from $4.1 million for the year ended December 31, 1994 to $3.8 million for the year ended December 31, 1995. The interest rate spread of 3.20% for the year ended December 31, 1994 decreased 85 basis points to 2.35% for the year ended December 31, 1995. This decrease reflected a 126 basis point increase in the average cost of funds offset by a 41 basis point increase in the average yield of the portfolio during the period. Tri-Magna's investment income increased $983,000 or 11.1% from $8.8 million for the year ended December 31, 1994 to $9.8 million for the year ended December 31, 1995. The increase in investment income was the result of portfolio growth of $5.9 million or 6.8% from an average of $86.5 million for the year ended December 31, 1994 to an average of $92.4 million for the year ended December 31, 1995. The increase in investment income was also the result of an increase in the average yield of the portfolio which increased 41 basis points from 10.20% for the year ended December 31, 1994 to 10.61% for the year ended December 31, 1995. Commercial Installment Loans represented approximately 27.6% of the gross loan portfolio at December 31, 1994 and 31.6% at December 31, 1995.

     The increase in average yield was caused by both (i) a shift in the portfolio mix toward a higher percentage of Commercial Installment Loans which historically have had a yield of approximately 350 basis points higher than Medallion Loans and (ii) an increase in the average interest rate on Medallion Loans.

     Tri-Magna's interest expense increased $1.2 million, or 26.9%, from $4.8 million for the year ended December 31, 1994 to $6.0 million for the year ended December 31, 1995. The increase was in part the result of increased average net borrowings of $5.1 million or 7.5% from $68.0 million for the year ended December 31, 1994 to $73.1 million for the year ended December 31, 1995. The increased borrowings were incurred to fund portfolio growth. Interest expense also increased as the result of a 124 basis point increase in the average cost of funds during the period from an average of 7.00% for the year ended December 31, 1994 to 8.26% for the year ended December 31, 1995. Tri-Magna's 126 basis point increase in average cost of funds was driven by a 118 basis point increase in the LIBOR Benchmark and an 8 basis point increase in the difference between cost of funds and the LIBOR Benchmark. At December 31, 1994 and 1995, short-term LIBOR-based debt constituted 78.7% and 91.0%, respectively, of total liabilities. Tri-Magna negotiated an increase in the amount available under its credit facilities from $65.0 million to $85.0 million to repay $12.5 million in subordinated SBA debentures, repurchase preferred stock from the SBA and fund portfolio growth.

     Equity in Earnings of Unconsolidated Subsidiary. For the year ended December 31, 1995, Media generated advertising revenue of $1.5 million and incurred Display rental costs of $484,000, resulting in a gross margin of $1.0 million or 68.6% of advertising revenue. For the year ended December 31, 1995, Media generated $126,000 in net income which is recorded as equity in earnings of unconsolidated subsidiary on Tri-Magna's statement of operations and represented 8.3% of Tri-Magna's net investment income. Media began active operations in November 1994; accordingly, there were no corresponding operating data for the year ended December 31, 1994. At December 31, 1995, Media had 1,670 Displays.

     Other Income. Tri-Magna's other income decreased $73,000 or 14.1% from $519,000 for the year ended December 31, 1994 to $446,000 for the year ended December 31, 1995. This decrease was primarily caused by the receipt of fewer prepayment fees due to an increase in market rates for Medallion Loans resulting in decreased refinancing activity.

     Non-interest Expense. Tri-Magna's non-interest expense decreased $85,000 or 3.1% from $2.7 million for the year ended December 31, 1994 to $2.6 million for the year ended December 31, 1995. The decrease was primarily due to reduction in profit sharing payments.

     Net Realized Gain/Loss on Investments and Change in Net Unrealized Depreciation of Investments. For the year ended December 31, 1995, Tri-Magna had a realized gain on investments of $61,000 as compared to a $22,000 loss on investments for the year ended December 31, 1994. Tri-Magna's change in net unrealized depreciation of investments increased $198,000 or 341.4% from $58,000 at December 31, 1994 to negative $140,000 at September 30, 1995 due to the potential loan loss exposure associated with the increased proportion of Commercial Installment Loans in the loan portfolio and overall portfolio growth.

EDWARDS HISTORICAL RESULTS OF OPERATIONS

     For the Period from January 1, 1996 to May 29, 1996

     Net Interest Income. Net interest income increased slightly over the period because of portfolio growth of $711,000 or 2.0%. This increase in interest income was partially offset by an increase in Edwards' interest expense caused by an increase in bank debt of $250,000 or 2.5%.

     Other Income. Other income decreased during the period primarily due to a reduction in the receipt of prepayment fees and late charges.

     Non-interest Expense. Edwards' non-interest expense increased during the period as a result of an increase in professional fees related to the sale of Edward's assets to Medallion Financial.

     Net Realized Gain/Loss on Investments. During the period, Edwards did not incur any realized gains or losses on investments because Edwards' portfolio consists almost entirely of Medallion Loans.

     Comparison of the Years Ended December 31, 1994 and December 31, 1995

     Net Interest Income. Net interest income remained essentially unchanged at $1.6 million for the years ended December 31, 1995 and December 31, 1994. The interest rate spread of 2.09% for the year ended December 31, 1994 decreased 13 basis points to 1.96% for the year ended December 31, 1995. The decrease reflected a 14 basis point decrease in the average yield of the loan portfolio and a 1 basis point decrease in the average cost of funds during the period. Edwards' investment income decreased $17,000 or 0.4% to $4.3 million for the year ended December 31, 1995. The decrease in investment income was the result of the decrease in the average yield of the portfolio which decreased 14 basis points from 10.06% for the year ended December 31, 1994 to 9.92% for the year ended December 31, 1995. The decrease in investment income was offset by portfolio growth of $434,000 or 1.0% from an average of $43.1 million for the year ended December 31, 1994 to an average of $43.5 million for the year ended December 31, 1995.

     Edwards' interest expense decreased $17,000 or 0.6% to $2.7 million for the year ended December 31, 1995. The decrease in interest expense reflected a 1 basis point decrease in the average cost of funds during the period from an average of 7.97% for the year ended December 31, 1994 to 7.96% for the year ended December 31, 1995. The decrease was a result of the refinancings in June 1994 of $4.6 million and September 1994 of $5.1 million of subordinated SBA debentures at a lower interest rate and a decrease in average net borrowing of $155,000 or 0.5% from $34.7 million for the year ended December 31, 1994 to $34.5 million for the year ended December 31, 1995. The foregoing were offset by an increase in interest rates on bank debt. Edwards' 1 basis point decrease in average cost of funds was driven by a 118 basis point increase in the LIBOR Benchmark and a 119 basis point decrease in the difference between cost of funds and the LIBOR Benchmark. The decrease in the difference between cost of funds and the LIBOR Benchmark was primarily the result of a reduction in the weighted average interest rate paid on subordinated SBA debentures caused by the refinancing of $9.7 million of such debentures. Subordinated SBA debentures represented 69.4% of total liabilities at December 31, 1994 and remained almost unchanged at December 31, 1995. The balance of total liabilities is represented primarily by LIBOR-based credit facilities with banks.

     Other Income. Edwards' other income decreased $177,000 or 28.5% from $620,000 for the year ended December 31, 1994 to $443,000 for the year ended December 31, 1995. This decrease was primarily the result of decreased income from servicing Medallion Loan participations. Gross loans serviced by Edwards for third parties declined by $4.5 million from $44.3 million at December 31, 1994 to $39.8 million at December 31, 1995. Edwards typically receives servicing fees which average 51 basis points of the principal amount of each loan participation that it services. Other income also decreased because of a reduction in the receipt of prepayment fees and late charges.

     Non-interest Expense. Edwards' non-interest expense decreased $223,000 or 20.1% from $1.1 million for the year ended December 31, 1994 to $885,000 for the year ended December 31, 1995. The reduction was primarily related to decreased professional fees which were higher in 1994 primarily because of costs associated with refinancing subordinated debentures.

     Net Realized Gain/Loss on Investments. During the year ended December 31, 1994 and 1995 Edwards did not incur any realized gains or losses on investments because Edwards' portfolio consists almost entirely of Medallion Loans.

     Extraordinary Item. Edwards incurred a prepayment premium of $526,000 in connection with its refinancing of $4.6 million and $5.1 million of subordinated SBA debentures on June 29, 1994 and September 28, 1994, respectively.


                      TCC HISTORICAL RESULTS OF OPERATIONS

     For the Period from January 1, 1996 to May 29, 1996

     Net Interest Income. Net interest income increased during the period primarily because of portfolio growth of $128,000 or 1.3%. Interest expense decreased marginally during the period as a result of a decrease in the principal amount of debentures payable to the SBA in the amount of $1,090,000. The SBA debentures repaid by TCC had higher interest rates than the debentures remaining outstanding.

     Non-interest Expense. TCC's non-interest expense decreased slightly during the period because of a reduction in operating overhead instituted in anticipation of the acquisition by the Company.

     Net Realized Gain/Loss on Investments and Change in Net Unrealized Depreciation of Investments. TCC realized a gain on investments of $5,000. Net unrealized depreciation of investments decreased $30,000. These gains were a result of an overall improvement in investment collateral value.

Comparison of the Years Ended December 31, 1994 and December 31, 1995

     Net Interest Income. Net interest income decreased $122,000 or 8.1% from $1.5 million for the year ended December 31, 1994 to $1.4 million for the year ended December 31, 1995. The decrease was primarily due to loan portfolio contraction in the amount of $1.2 million undertaken in connection with a change in investment policy instituted by Leucadia in 1993. Under this change in policy TCC substantially reduced Medallion Loan originations in New York City where competition had decreased yields, and emphasized originations in Boston, Cambridge, Chicago and Newark where yields were higher. The interest rate spread of 6.26% for the year ended December 31, 1994 increased 118 basis points to 7.44% for the year ended December 31, 1995. This spread increase reflected primarily a reduction in higher interest rate subordinated SBA debentures, resulting in a 146 basis point decrease in the average cost of funds for the period offset by a 28 basis point decrease in the average yield of the portfolio. TCC finances its portfolio with fixed-rate subordinated SBA debentures rather than LIBOR-based bank debt. TCC's investment income decreased $381,000 or 17.2% from $2.2 million for the year ended December 31, 1994 to $1.8 million for the year ended December 31, 1995. The decrease in investment income was the result of a $591,000 or 29.5% decrease in interest earned on the loan portfolio which contracted $4.0 million or 27.8% from an average of $14.4 million for the year ended December 31, 1994 to an average of $10.4 million for the year ended December 31, 1995. In addition, the average yield of the portfolio decreased 28 basis points from 13.86% for the year ended December 31, 1994 to 13.58% for the year ended December 31, 1995. The decrease in interest earned on the loan portfolio was offset by a $210,000 or 97.7% increase in interest income earned on treasury bills from $215,000 at December 31, 1994 to $425,000 at December 31, 1995 attributable to an increase in the weighted average interest rate on treasury bills which increased 156 basis points from 3.96% at December 31, 1994 to 5.52% at December 31, 1995.

     TCC's interest expense decreased $259,000 or 36.5% from $709,000 for the year ended December 31, 1994 to $450,000 for the year ended December 31, 1995. The decrease was in part the result of a decrease in average net borrowing of $2.0 million or 21.4% from $9.3 million for the year ended December 31, 1994 to $7.3 million for the year ended December 31, 1995. This decrease was caused by the repayment of subordinated SBA debentures in the amount of $1.2 million. TCC repaid subordinated SBA debentures with higher average interest rates than the debentures remaining outstanding; accordingly, interest expense also decreased as the result of a 146 basis point decrease in the average cost of subordinated SBA debentures outstanding from an average of 7.60% at December 31, 1994 to 6.14% at December 31, 1995.

     Non-interest Expense. TCC's non-interest expense increased $49,000 or 6.9% from $711,000 for the year ended December 31, 1994 to $760,000 for the year ended December 31, 1995. The increase was primarily due to a $124,000 increase in pension expense. In 1994, pension expense was reduced due to the merger of the defined benefit pension plans of TCC and Leucadia. The increase in pension expense was offset by a $75,000 reduction in operating expenses relating to a reduction in rent and salaries associated with the contraction of the loan portfolio.

     Net Realized Gain/Loss on Investments and Change in Net Unrealized Depreciation of Investments. TCC realized a loss on investments of $50,000 for the year ended December 31, 1995, and a $144,000 loss on investments for the year ended December 31, 1994. TCC's change in unrealized depreciation of investments decreased $455,000 or 57.6% from $790,000 at December 31, 1994 to $335,000 at December 31, 1995 due to the reduction of potential loan loss exposure corresponding to the contraction of the loan portfolio.


ASSET/LIABILITY MANAGEMENT

     Interest Rate Sensitivity. The Company, like other financial institutions, is subject to interest rate risk to the extent its interest-earning assets (consisting of Medallion Loans and Commercial Installment Loans) reprice on a different basis over time in comparison to its interest-bearing liabilities (consisting primarily of credit facilities with bank syndicates and subordinated SBA debentures).

     Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. The mismatch between maturities and interest rate sensitivities of the Company's interest-earning assets and interest-bearing liabilities results in interest rate risk. Abrupt increases in market rates of interest may have an adverse impact on the Company's earnings. Accordingly, if recent increases in prevailing interest rates caused by a 25 basis point increase in the federal-funds rate lead to a trend of higher inerest rates, net interest rate spread could decline at least until the Company is able to originate new loans at the higher prevailing interest rates.

     The effect of changes in market rates of interest is mitigated by regular turnover of the portfolio. From inception of its business in 1979 through 1996, the period between the origination and final payments of all Medallion Loans originated by MFC is estimated by the Company to have been 29 months on a weighted average basis. Accordingly, the Company anticipates that approximately 40% of the portfolio will mature or be prepaid each year. The Company believes that the average life of its loan portfolio varies to some extent as a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to prepay in a rising interest rate environment.

     The Company seeks to manage the exposure of the balance of the portfolio to increases in market interest rates by entering into interest rate cap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures. The Company has entered into interest rate cap agreements to limit the Company's interest rate exposure to 7.5% on $20.0 million of its LIBOR-based debt through April 7, 1997 and to 7.0% on an additional $20.0 million of its LIBOR-based debt through November 16, 1997. At December 31, 1996, these caps hedged 41.5% of the Company's LIBOR-based indebtedness. Prior to its expiration on April 7, 1997, the Company intends to replace that cap with a new cap which will limit the Company's interest rate exposure on $40.0 million of LIBOR-based debt. With the purchase of that cap, the Company will have limited its exposure on $60 million of debt. In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed rate indebtedness, such as subordinated SBA debentures. The Company currently has outstanding subordinated SBA debentures in the principal amount of $29.4 million with a weighted average rate of interest of 7.38%. Of such debentures, 1.5 million mature on April 1, 1997. At December 31, 1996, these debentures constituted 23.4% of the Company's indebtedness.

     The Company will seek to manage interest rate risk by evaluating and purchasing, if appropriate, additional derivatives, originating adjustable-rate loans, incurring fixed-rate indebtedness and revising, if appropriate, its overall level of asset and liability matching. Nevertheless, the Company accepts varying degrees of interest rate risk depending on market conditions and believes that the resulting asset/liability interest rate mismatch results in opportunities for higher net interest income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity are credit facilities with bank syndicates, fixed rate, long-term subordinated SBA debentures that are issued to or guaranteed by the SBA and loan amortization and prepayments. As a RIC, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At December 31, 1996, 76.6% of the Company's $125.8 million of debt consisted of bank debt, substantially all of which was at variable effective rates of interest averaging 137 basis points below the Prime Rate and 23.4% consisted of subordinated SBA debentures with fixed rates of interest with a weighted average rate of 7.38%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, or to fund loans that qualify under SBA regulations through Edwards and TCC which are already subject to SBA restrictions. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to possible additional SBA funding, an additional $10.5 million of debt was available at December 31, 1996 at variable effective rates of interest averaging below the Prime Rate under the Company's $105.0 million bank credit facilities. The Company has observed a practice of minimizing credit facility fees associated with the unused component of credit facilities by keeping the unused component as small as possible and periodically increasing the amounts available under such credit facilities only when necessary to fund portfolio growth.

     The following table illustrates the Company's and each of the subsidiaries' sources of available funds and amounts outstanding under credit facilities at December 31, 1996.


                                        Medallion
                                        Financial       MFC         Edwards       TCC        Total
                                       ------------  ----------  -------------  -------  --------------
                                                            (dollars in thousands)

Cash and cash equivalents............     $  102     $   676     $      206     $  680   $    1,664
Revolving lines of credit............      5,000(1)   85,000(2)      15,000         --      105,000
  Amounts available..................        550       7,450          2,550         --       10,550
  Amounts outstanding................      4,450      77,550         12,450         --       94,450
    Average interest rate............       6.84%       7.00%          6.81%        --         6.87%
    Maturity.........................      12/97        6/97      4/97-7/97         --    4/97-7/97
Term loans...........................         --       2,000             --                   2,000
    Interest rate....................         --        7.50%            --         --         7.50%
    Maturity.........................         --        7/97             --         --         7/97
SBA debentures.......................         --          --         23,750(1)   5,640       29,390(1)
    Average interest rate............         --          --           7.95%      5.00%        7.38%
    Maturity.........................         --          --      4/97-9/04       6/02    4/97-9/04
Total cash and remaining amounts
  available under credit facilities..        652       8,126          2,756        680     12,214(2)(3)
Total debt outstanding...............     $4,450     $79,550     $   36,200     $5,640   $  125,840
----------------

(1)  On April 1, 1997, 1.5 million of such debentures mature.
(2) On February 10, 1997, Medallion Financial increased the amount available under its line of credit by $1.0 million.
(3) On January 28, 1997, MFC increased the amount available under its revolving credit facility by $20.0 million.


     Loan amortization and prepayments also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, Medallion Loan market rates, economic conditions and competition. Medallion Loan prepayments have slowed since early 1994, initially because of increases, and then stabilization, in the level of interest rates and more recently because of an increase in the percentage of the Company's Medallion Loans which are refinanced with the Company rather than through other sources of financing.

     The Company makes limited use of SBA funding and will seek such funding only when advantageous. Since May 30, 1996, the Company has expanded its loan portfolio, reduced its level of SBA financing and increased its level of bank funding. At December 31, 1996, SBA financing represented 23.4% of total debt as compared to 25.3% at May 30, 1996. While bank funding often carries higher interest rates than SBA funding, the Company believes that such higher rates will be offset by the increased volume of funding and loan originations which should result in increased net interest margin.

     Media funds its operations through internal cash flow and intercompany debt. Media is not a RIC and, therefore, is able to retain earnings to finance growth.

     The Company believes that anticipated borrowings from the SBA and under its bank credit facilities and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing operations of the Company's loan portfolio and advertising business for the foreseeable future.
In addition, in order to provide the funds necessary for the Company's expansion strategy, the Company expects to incur, from time to time, additional short- and long-term bank debt and (to the extent permitted and advantageous) to use SBA leverage, and to issue, in public or private transactions, its equity and debt securities. The Company is currently exploring such external financing possibilities and MFC is exploring establishing a commercial paper program. The issuance of commercial paper will be contingent upon MFC obtaining an investment grade rating, among other conditions, and no assurance can be given that MFC will be able to establish such a program. The availability and terms of any additional financing will depend upon market, regulatory and other conditions and there can be no assurance that such additional financing will be available on terms acceptable to the Company.


INVESTMENT CONSIDERATIONS

     The following are certain of the factors which could affect the Company's future results. They should be considered in connection with evaluating forward-looking statements contained in this Management's Discussion and Analysis and elsewhere in this Report and otherwise made by or on behalf of the Company since these factors, among others, could cause actual results and conditions to differ materially from those projected in these forward-looking statements.

     Interest Rate Spread. The Company's net interest income is largely dependent upon achieving a positive interest rate spread and other factors.

     Leverage. The Company's use of leverage poses certain risks for holders of the Common Stock, including the possibility of higher volatility of both the net asset value of the Company and the market price of the Common Stock and, therefore, an increase in the speculative character of the Common Stock.

     Availability of Funds. The Company has a continuing need for capital to finance its lending activities. The Company funds its operations through credit facilities with bank syndicates and, to a lesser degree, through subordinated SBA debentures. Reductions in the availability of funds from banks and under SBA programs on terms favorable to the Company could have a material adverse effect on the Company. Because the Company distributes to its shareholders at least 90% of its investment company taxable income, such earnings are not available to fund loan originations.

     Industry and Geographic Concentration. A substantial portion of the Company's revenue is derived from operations in New York City and these operations are substantially focused in the area of financing New York City taxicab medallions and related assets. There can be no assurance that an economic downturn in New York City in general, or in the New York City taxicab industry in particular, would not have an adverse impact on the Company.

     Reliance on Management. The success of the Company will be largely dependent upon the efforts of senior management. The death, incapacity or loss of the services of any of such individuals could have an adverse effect on the Company.

     Taxicab Industry Regulation. Every city in which the Company originates Medallion Loans, and most other major cities in the United States, limit the supply of taxicab medallions. In many markets, regulation results in supply restrictions which, in turn, support the value of medallions; consequently, actions which loosen such restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market and, therefore, the collateral securing the Company's then outstanding Medallion Loans, if any, in that market. The Company is unable to forecast with any degree of certainty whether any potential increases in the supply of medallions will occur. In New York City, and in other markets where the Company originates Medallion Loans, taxicab fares are generally set by government agencies, whereas expenses associated with operating taxicabs are largely unregulated. As a consequence, in the short term, the ability of taxicab operators to recoup increases in expenses is limited. Escalating expenses, therefore, can render taxicab operation less profitable and make it more difficult for borrowers to service loans from the Company and could potentially adversely affect the value of the Company's collateral.

     Government Regulation of Tobacco Advertising. Currently, 60% of the Company's taxicab rooftop advertising revenue is derived from tobacco products advertising. In August 1996, President Clinton signed an executive order adopting rules proposed by the FDA restricting the sale and advertising of cigarette and smokeless tobacco products. Certain of these regulations which include provisions prohibiting the placement of tobacco product advertising within 1,000 feet of playgrounds and schools only apply to stationery advertising such as placards and billboards and, accordingly, do not restrict taxicab rooftop advertising. Certain other of these regulations, however, which limit tobacco products advertising to a format consisting of black text on a white background and require the inclusion of a statement which identifies the product as "a nicotine-delivery device for persons over 18" apply to taxicab rooftop advertising. Certain advertisers may be unwilling to advertise in this format; accordingly, these restrictions, which become effective on August 28, 1997, could have an adverse effect upon the taxicab rooftop advertising business of the Company.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in the response found under Item 14(A)(1) in this Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for June 5, 1997 (the "Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Certain Transactions" in the Proxy Statement.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)1. and 2.    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The financial statements and financial statement schedules as listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

     (B)  REPORTS ON FORM 8-K

     On June 11, 1996, the Company filed a current report on Form 8-K under Item 2 pertaining to the closing of the acquisitions of MFC, TCC, Media and the assets of Edwards. No financial statement were filed as they were previously reported in the Company's registration statement on Form N-2, as amended (No. 333-1670).

     (C)  EXHIBITS

     The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

                           MEDALLION FINANCIAL CORP.
                         INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

MEDALLION FINANCIAL CORP.
Report of Arthur Andersen LLP, Independent Public Accountants............   F-2
Consolidated Balance Sheets as of December 31, 1996 and 1995.............   F-3
Consolidated Statement of Operations for the Period May 30, 1996
 (Commencement of Operations) through December 31, 1996..................   F-4
Consolidated Statement of Shareholders' Equity for the Period
 May 30, 1996 (Commencement of Operations) through December 31, 1996.....   F-5
Consolidated Statement of Cash Flows for the Period May 30, 1996
 (Commencement of Operations) through December 31, 1996..................   F-6
Notes to Consolidated Financial Statements...............................   F-8

EDWARDS CAPITAL COMPANY (A LIMITED PARTNERSHIP)
Report of Arthur Andersen LLP, Independent Public Accountants............   F-21
Report of Friedman, Alpren & Green LLP, Independent Public Accountants...   F-22
Balance Sheets as of May 29, 1996 and December 31, 1996..................   F-23
Statements of Operations for the Period ended May 29, 1996
 and the years ended December 31, 1995 and 1994..........................   F-24
Statements of Changes in Partners' Capital for the Period
 Ended May 29, 1996 and the years ended December 31, 1995 and 1994.......   F-25
Statements of Cash Flows for the Period Ended May 29, 1996 for
 the years ended December 31, 1995 and 1994..............................   F-26
Notes to Financial Statements............................................   F-27

TRI-MAGNA CORPORATION AND SUBSIDIARIES
Report of Arthur Andersen LLP, Independent Public Accountants............   F-34
Consolidated Balance Sheets as of May 29, 1996 and December 31, 1995.....   F-35
Statements of Operations for the Period Ended May 29, 1996
 and the years ended December 31, 1995 and 1994..........................   F-36
Statements of Shareholders' Equity for the Period
 Ended May 29, 1996 and the years ended December 31, 1995 and 1994.......   F-37
Consolidated Statements of Cash Flows for the Period Ended
 May 29, 1996 and the years ended December 31, 1995 and 1994.............   F-38
Notes to Consolidated Financial Statements...............................   F-39

TRANSPORTATION CAPITAL CORP.
Report of Arthur Andersen LLP, Independent Public Accountants............   F-50
Report of Coopers & Lybrand LLP, Independent Public Accountants..........   F-51
Sheets as of May 29, 1996 and December 31, 1996..........................   F-52
Statements of Operations for the Period Ended May 29, 1996
 and the years ended December 31, 1995 and 1994..........................   F-53
Statements of Changes in Shareholders' Equity for Period
 Ended May 29, 1996 and the years ended December 31, 1995 and 1994.......   F-54
Statements of Cash Flows for the Period Ended May 29, 1996
 and the years ended December 31, 1995 and 1994..........................   F-55
Notes to Financial Statements............................................   F-56

                           MEDALLION FINANCIAL CORP.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Medallion Financial Corp.:


     We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. (a Delaware Corporation) and Subsidiaries as of December 31, 1996 and 1995, including the consolidated schedule of investments as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the period May 30, 1996 (commencement of operations) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included the confirmation of loans receivable as of December 31, 1996 by correspondence with the borrowers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 2, investments consist of loans valued at $176,493,888 (93% of total assets) as of December 31, 1996, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, the Board of Directors' estimate of values may differ significantly from the values that would have been used had a ready market for the loans existed, and the differences could be material.

     In our opinion, the consolidated balance sheets referred to above presents fairly, in all material respects, the financial position of Medallion Financial Corp. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the period May 30, 1996 (commencement of operations) to December 31, 1996, in conformity with generally accepted accounting principles.



                                             /s/ Arthur Andersen LLP



Boston, Massachusetts
February 19, 1997

                           MEDALLION FINANCIAL CORP.


                          CONSOLIDATED BALANCE SHEETS


                                           DECEMBER 31,   DECEMBER 31,
                                          --------------  -------------
                                               1996           1995
                                          --------------  -------------
ASSETS
  Investments (Note 2)
    Medallion loans                        $134,614,899       $      -
    Commercial installment loans             41,925,289              -
                                           ------------       --------
  Gross investments                         176,540,188              -
    Unrealized depreciation of
     investments                                (46,300)             -
                                           ------------       --------
  Net investments                           176,493,888              -
  Investment in unconsolidated
   subsidiary (Note 4)                          937,000              -
                                           ------------       --------
  Total investments                        $177,430,888       $      -

  Cash                                        1,664,603          2,000
  Accrued interest receivable                 1,696,584              -
  Fixed assets, net                              89,815              -
  Goodwill, net (Note 2)                      6,250,636              -
  Other assets                                2,491,974        716,217
                                           ------------       --------
  Total assets                             $189,624,500       $718,217
                                           ============       ========


LIABILITIES
  Accounts payable and accrued expenses    $  1,844,033       $716,217
  Dividends payable                           1,849,225              -
  Accrued interest payable                    1,086,247              -
  Notes payable to banks and demand
   notes (Note 5)                            96,450,000              -
  SBA debentures payable (Note 6)            29,390,000              -
                                           ------------       --------
  Total liabilities                        $130,619,505       $716,217
                                           ------------       --------

Negative goodwill, net (Note 2)               2,517,716              -
                                           ------------       --------

Commitments and contingencies (Note 8)


STOCKHOLDERS' EQUITY (Notes 1 and 10)
Preferred Stock (1,000,000 shares of
 $.01 par value stock authorized - none
     outstanding)                          $          -       $      -
  Common stock (15,000,000 shares of
   $.01 par value stock authorized -
     8,250,000 and 2,500,000 shares
     outstanding at December 31, 1996
     and 1995, respectively                      82,500         25,000
   Capital in excess of par value            56,359,555        (23,000)
   Accumulated undistributed income              45,224              -
                                           ------------       --------
  Total stockholders' equity                 56,487,279          2,000
                                           ------------       --------
  Total liabilities and stockholders'      $189,624,500       $718,217
   equity                                  ============       ========



  The accompanying notes are an integral part of these financial statements.

                           MEDALLION FINANCIAL CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS
      FROM MAY 30, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996



   Investment income:
    Interest income on investments         $10,374,238
    Interest income on treasury bills           37,603
                                           -----------
  Total investment income                   10,411,841
                                           -----------

  Interest expense:
    Notes payable to bank                    3,631,746
    SBA debentures                           1 376,747
                                           -----------
  Total interest expense                     5,008,493
                                           -----------

  Net interest income                        5,403,348
                                           -----------

Non-interest income:
     Equity in losses of unconsolidated
      subsidiary                               (63,000)
     Accretion of negative goodwill            421,435
     Other Income                              410,991
                                           -----------

  Total non-interest income                    769,426
                                           -----------

  Expenses:
    Administration and advisory fees           161,886
    Professional fees                          410,420
    Salaries and benefits                      779,445
    Other operating expenses                   879,187
    Amortization of goodwill                   259,260
                                           -----------

  Total expenses                             2,490,198
                                           -----------

  Net investment income                      3,682,576

  Increase in net unrealized
   depreciation                                (46,300)
  Net realized gain on investments              84,447
                                           -----------
  Net increase in net assets resulting
   from operations                         $ 3,720,723
                                           ===========
  Net increase in net assets resulting
     from operations per common share            $0.45
                                           ===========

    Weighted average shares and common
     share equivalents outstanding           8,276,207
                                           ===========


  The accompanying notes are an integral part of these financial statements.

                           MEDALLION FINANCIAL CORP.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
      FROM MAY 30, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996



                                           SHARES OF                       CAPITAL      ACCUMULATED
                                          COMMON STOCK   COMMON STOCK     IN EXCESS    UNDISTRIBUTED
                                          OUTSTANDING   $.01 PAR VALUE  OF PAR VALUE       INCOME
                                        ------------------------------------------------------------

Balance at December 31, 1995 (Note 1)        2,500,000         $25,000   $   (23,000)    $         -

Issuance of common stock under offering
 (Note 1)                                    5,750,000          57,500    56,089,556               -

For the period from May 30, 1996 to
December 31, 1996:

  Distributable net investment income                -               -             -       3,767,023

  Dividends declared on common stock
  ($0.41 per share)                                  -               -             -      (3,382,500)

  SOP 93-2 Cumulative
       reclassification (Note 10)                    -               -       292,999        (292,999)

  Change in unrealized depreciation                  -               -             -         (46,300)
                                          ------------  --------------  ------------     -----------

Balance at December 31, 1996                 8,250,000         $82,500   $56,359,555     $    45,224
                                          ============  ==============  ============     ===========



   The accompanying notes are an integral part of these financial statements.

                           MEDALLION FINANCIAL CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
      FROM MAY 30, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996


 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting     $  3,720,723
  from operations
 Adjustments to reconcile net increase
  in net assets resulting from
  operations to net cash provided
  by (used for) operating activities:
     Depreciation and amortization              14,500
     Increase in equity in earnings
      (losses) of unconsolidated
      subsidiary                                63,000
     Amortization of goodwill                  259,260
     Increase in unrealized depreciation        46,300
     Decrease (increase) in accrued
      interest receivable                     (301,310)
     Decrease (increase) in other assets    (1,933,829)
     Increase (decrease) in accounts
      payable and accrued expenses             371,503
     Accretion of negative goodwill           (421,435)
     Increase (decrease) in accrued
      interest payable                        (553,280)
                                          ------------
         Net cash provided by (used
          for) operating activities       $  1,265,432
                                          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Originations of loans (investments)     $(75,170,981)
  Proceeds from sales and maturities of
   loans (investments)                      48,074,890
  Payment for purchase of Tri-Magna, net   (11,848,283)
  Payment for purchase of Edwards
   Capital Company                         (15,624,995)
  Payment for purchase of TCC, net          (3,748,576)
  Capital expenditures                         (89,928)
                                          ------------
        Net cash provided by (used for)
         investing activities             $(58,407,873)
                                          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of notes payable to banks      $  6,050,000
  Repayment of notes payable to SBA         (1,200,000)
  Payment of declared dividends to
   former shareholders                        (542,012)
  Payment of declared dividends  to
   present shareholders                     (1,650,000)
  Proceeds from initial public
   offering, net of expenses                56,147,056
                                          ------------
       Net cash provided by (used for)
        financing activities              $ 58,805,044
                                          ------------
NET INCREASE (DECREASE) IN CASH           $  1,662,603

CASH, beginning of period                        2,000
                                          ------------

CASH, end of period                       $  1,664,603
                                          ============

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest  $  5,561,773
                                          ============

SUPPLEMENTAL INFORMATION OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Note received for exercise of warrant     $    157,000
                                          ============

   The accompanying notes are an integral part of these financial statements.

                           MEDALLION FINANCIAL CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
      FROM MAY 30, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996
                                  (CONTINUED)



SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

     In conjunction with the Acquisitions, liabilities were assumed as follows:

                                              Tri-Magna    Edwards Capital Company      TCC
                                             ------------  -----------------------  -----------

     Fair value of assets acquired, other
       than cash                              $97,809,154         $51,356,894        $ 9,713,830
                                              -----------         -----------        -----------

     Cash acquired                              1,529,717                   -          6,797,183
     Cash paid                                 13,378,000          15,624,995         10,545,759
                                              -----------         -----------        -----------
      Cash paid, net                           11,848,283          15,624,995          3,748,576
                                              -----------         -----------        -----------

     Liabilities assumed                      $85,960,871         $35,731,899        $ 5,965,254
                                              ===========         ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                           MEDALLION FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


(1)   FORMATION OF MEDALLION FINANCIAL CORP.

  Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation in 1995. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the 1940 Act). On May 29, 1996, the Company completed an initial public offering (the Offering) of its common stock, issued and sold 5,750,000 shares at $11.00 per share and split the existing 200 shares of common stock outstanding into 2,500,000 shares. All share and related amounts in the accompanying financial statements have been restated to reflect this stock split. Offering costs incurred by the Company in connection with the sale of shares totaling $7,102,944 were recorded as a reduction of capital upon completion of the Offering. These costs were recorded, net of $200,000 payable by Tri-Magna Corporation and subsidiaries (Tri-Magna) in accordance with the Merger Agreement. In parallel with the Offering, the Company merged with Tri-Magna; acquired substantially all of the assets and assumed certain liabilities of Edwards Capital Company, a limited partnership; and acquired all of the outstanding voting stock of Transportation Capital Corp. (TCC) (collectively, the Acquisitions) (see Note 3). The assets acquired and liabilities assumed from Edwards Capital Company, were acquired and assumed by Edwards Capital Corporation (Edwards), a newly formed and wholly-owned subsidiary of the Company. As a result of the merger with Tri-Magna in accordance with the Merger Agreement dated December 21, 1995 between the Company and Tri-Magna , Medallion Funding Corp. (MFC) and Medallion Taxi Media, Inc. (Media), formerly subsidiaries of Tri-Magna, became wholly-owned subsidiaries of the Company. In connection with the Acquisitions, the Company has applied for and received the Acquisition Order under the 1940 Act from the Securities and Exchange Commission. The Company also received approval from the Small Business Administration (SBA) for these transactions.

  Tri-Magna was a closed-end management investment company registered under the 1940 Act and was the sole shareholder of MFC and Media. MFC is a closed-end management investment company registered under the 1940 Act and is licensed as a specialized small business investment company (SSBIC) by the SBA. As an adjunct to MFC's taxicab medallion finance business, Media operates a taxicab rooftop advertising business.

  Edwards is licensed as a small business investment company (SBIC) by the SBA and is registered as a closed-end management investment company under the 1940 Act.

  TCC, a wholly-owned subsidiary of the Company, is licensed as an SSBIC by the SBA and is registered as a closed-end management investment company registered under the 1940 Act.

(2)   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company primarily engages, directly and/or through its principal subsidiaries, in the business of making loans to small businesses and, to a lesser degree, in the business of taxicab rooftop advertising. The Company originates and services loans financing the purchase of taxicab medallions and related assets (medallion loans). The Company also originates and services commercial installment loans to small businesses in other targeted industries (commercial installment loans). While medallion and commercial installment loans are originated substantially in the metropolitan New York area, the Company also finances medallion loans in the Boston, Cambridge, Massachusetts and Chicago areas.

  The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practices in the investment companies industry. The preparation of financial statements in conformity with generally accepted accounting principles require the Company to make estimates and assumptions that affect the reporting and disclosure of assets and liabilities, including those that are of a contingent nature, at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The significant accounting and reporting policies of the Company are summarized below:

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1996


(2) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Medallion Financial Corp. and its wholly-owned subsidiaries (except for Media) commencing with the period from the closing of the Offering and Acquisitions to December 31, 1996. Prior to the Acquisitions, Medallion Financial Corp. had no operations and each of the subsidiaries had been operating independently of each other. All significant inter-company balances and transactions have been eliminated. All references in the notes to the consolidated financial statements for the period ended December 31, 1996 refer to the period from May 30, 1996 to December 31, 1996.

  The Company's investment in Media is accounted for under the equity method. As a non-investment company, Media cannot be consolidated with the Company, which is an investment company under the 1940 Act. Refer to Note (4) for the presentation of financial information for Media.

INVESTMENTS

  The Company's loans, net of participations, are considered investments under the 1940 Act and are recorded at fair value. Loans are valued at cost less unrealized depreciation. Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities.

The Company's investments consist primarily of long-term loans to persons defined by SBA regulations as being socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 76% of the Company's loan portfolio at December 31, 1996 have arisen in connection with the financing of taxicab medallions, taxicabs and related assets, substantially all in the metropolitan New York area. These loans are secured by the medallions, taxicabs and related assets and are personally guaranteed by the borrowers, or in the case of corporations, personally guaranteed by the owners. The remaining portion of the Company's portfolio represents loans to various commercial enterprises, including dry cleaners, garages, gas stations and laundromats. These loans are secured by various equipment and/or real estate and are generally guaranteed by the owners, and in certain cases, by the equipment dealers. These loans are made primarily in the metropolitan New York City area.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of related loans. At December 31, 1996, net deferred costs totaled $567,204. Amortization expense for the period ended December 31, 1996 was $161,977.

  Loans are placed on non-accrual status, with the reversal of all uncollected accrued interest, when there is doubt as to the collectibility of interest or principal or if loans are 90 days or more past due unless they are both fully collateralized and in the process of collection. Interest received on non-accrual loans is recognized as income when collected. At December 31, 1996, total non-accrual loans were $2,450,702. For the period ended December 31, 1996, the amount of interest income on non-accrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $111,209.

  The principal portion of loans serviced for others by the Company at December 31, 1996 amounted to approximately $60,160,000.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1996

(2) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

UNREALIZED DEPRECIATION AND REALIZED GAINS/LOSSES ON INVESTMENTS

  The change in unrealized depreciation of investments is the amount by which the fair value estimated by the Company is less than the cost basis of the loan portfolio. Realized gains or losses on investments consist of the excess of the proceeds derived upon foreclosure over the cost basis of a loan, write-offs of loans or assets acquired in satisfaction of loans, net of recoveries. For the period ended December 31, 1996, gross realized gains on investments were $189,000 and gross realized losses on investments were $105,000 and the increase in net unrealized depreciation was $46,300. Total unrealized depreciation was $1,568,717 on total investments of $176,493,888 at December 31, 1996, of which $1,522,417 existed at the date of the Company's acquisitions (see Note 3).

GOODWILL

  Cost of purchased businesses in excess of the fair value of net assets acquired ("goodwill) is being amortized on a straight-line basis over 15 years. The excess of fair value of net assets over cost of business acquired ("negative goodwill") is being accreted on a straight-line basis over approximately 4 years.

  The Company reviews its goodwill and negative goodwill for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, and if appropriate, reduces the carrying amount through a charge to income.

FEDERAL INCOME TAXES

  It is the Company's policy to comply with the provisions of the Internal Revenue Code applicable to regulated investment companies, which require the Company to distribute at least 90% of its investment company taxable income to its shareholders. Therefore, no provision for federal income taxes has been made in the accompanying financial statements.

  Media, as a non-investment company, has elected to be taxed as a regular corporation. Refer to Note (4) for financial information for Media.

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE

  Net increase in net assets resulting from operations per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method.

RECENT ACCOUNTING DEVELOPMENTS

  In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This statement requires a review for impairment of long-lived assets and certain identifiable intangibles to be held and used by an entity whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment would be estimated if the sum of the expected future cash flows to result from the use and eventual disposition of the asset is less than the carrying amount of the asset. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

  In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for stock options and similar equity

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1996

(2) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

instruments of employee stock compensation plans. This statement allows the option of adopting the new fair value method or to measure compensation cost for those plans using the current intrinsic value-based method as prescribed by Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees." Under this statement, the use of intrinsic value-based method, requires pro forma disclosure of net income and earnings per share as if the fair value-based method had been adopted. The Company opted to adopt the pro forma disclosure provisions of SFAS No. 123. See pro forma information in Note (7).

  On March 3, 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for the computation and presentation of earnings per share and applies to entities with publicly held common stock or potential common stock. The new statement which supersedes APB Opinion No. 15, is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted. This statement when adopted, will require the restatement of prior years' earnings per share. Management expects that the adoption of this new statement will not have a material impact on the Company's previously disclosed earnings per share.

(3)   THE ACQUISITIONS

  The Acquisitions were accounted for under the purchase method of accounting. Under this accounting method, the Company has recorded as its cost the fair value of the acquired assets and liabilities assumed. The difference between the cost of acquired companies and the sum of the fair values of tangible and identifiable intangible assets less liabilities assumed was recorded as goodwill or negative goodwill. The fair value of these assets and liabilities is summarized as follows:

                                           Tri-Magna    Edwards Capital Company       TCC
                                         -------------  ------------------------  ------------

Cash and cash equivalents                $  1,529,717              $          -   $ 6,797,183
Investments *                              95,621,617                44,510,149     9,312,331
Accrued interest receivable                   870,073                   406,817       118,583
Goodwill (Negative Goodwill)               (2,939,085)                6,303,562       206,334
Other assets                                1,316,820                   136,366        76,781
Dividends payable                            (542,012)                        -      (116,725)
Notes payable to banks                    (80,300,000)              (10,100,000)            -
Accounts payable and accrued expenses      (1,360,570)                        -       (69,660)
Accrued interest payable                     (818,560)                 (681,899)     (139,068)
SBA debentures payable                              -               (24,950,000)   (5,640,000)
                                       ---------------             -------------  -----------

Total acquisition cost                   $ 13,378,000              $ 15,624,995   $10,545,759
                                       ===============             ============   ===========

  *Net of unrealized depreciation of investments of $1,522,417.

  The following unaudited proforma combined financial information for the years ended December 31, 1996 and 1995 is presented as follows assuming the formation of the Company and the Acquisitions described in Notes (1) and (3) had occurred on January 1, 1996 or 1995, respectively:

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1996

(3)   THE ACQUISITIONS (CONTINUED)

                                          Year ended December 31,
                                          ------------------------
                                             1996         1995
                                          -----------  -----------

  Investment Income                       $17,130,990  $15,679,763
  Net interest income                       9,129,366    8,209,057
  Net investment income                     6,153,461    5,719,331
  Net increase in net assets resulting      6,227,027    5,925,731
   from operations

  Net increase in net assets resulting
   from operations
       per share                                $0.75        $0.72

Proforma weighted average share, and
 common share
  equivalents, outstanding                  8,250,000    8,250,000

  Such unaudited proforma combined financial information is not necessarily indicative of the results of operations which would have actually been reported had the Offering and Acquisition occurred on January 1, 1996 or 1995, nor does it purport to represent the Company's future results of operations. The proforma information also does not give effect to any anticipated benefits and cost reductions nor future corporate costs that are not under contract, in connection with the transactions.

(4)   INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

  The balance sheets at December 31, 1996 and 1995 for Media, are as follows:


                                           DECEMBER 31,
                                      ----------------------
                                         1996        1995
                                      -----------  ---------
Cash  ......................           $   79,827   $      -
Accounts receivable  .......              307,303    214,238
Equipment, net  ............              976,442    559,786
Other  .....................              330,839     55,720
                                       ----------   --------
       Total Assets  .......           $1,694,411   $829,744
                                       ==========   ========
Notes payable   ............           $        -   $275,000

Notes payable parent   .....              584,566
Accrued expenses  ..........               64,516    409,409
                                       ----------   --------
       Total Liabilities  ..              649,082    684,409
                                       ----------   --------
Equity  ....................            1,001,000      1,000

Retained earnings  .........               44,329    144,335
                                       ----------   --------
       Total equity  .......            1,045,329    145,335
                                       ----------   --------
Total Liabilities and Shareholders
  equity  ..................           $1,694,411   $829,744
                                       ==========   ========

  The statements of operations of Media (1) for the period commencing with the Company's acquisition of Media from May 30, 1996 to December 31, 1996; (2) for the five month period ended May 29, 1996, (3) for the fiscal year ended December 31, 1995 and (4) for the period from inception (August 23, 1994) to December 31, 1994, respectively, are as follows:


                               SEVEN MONTHS ENDED   FIVE MONTHS ENDED    YEAR ENDED   PERIOD ENDED
                               -------------------  ------------------  ------------  ------------
                                  DECEMBER 31,           MAY 29,        DECEMBER 31,  DECEMBER 31,
                               -------------------  ------------------  ------------  ------------
                                      1996                 1996             1995          1994
                               -------------------  ------------------  ------------  ------------
   STATEMENT OF OPERATIONS
   -----------------------
Advertising revenue                    $1,095,346            $671,148     $1,542,013      $227,756
Cost of services                          499,135             283,891        483,721        83,341
                                       ----------            --------     ----------      --------
Gross margin                              596,211             387,257      1,058,292       144,415
Other operating expenses                  659,211             455,278        829,293       126,036
                                       ----------            --------     ----------      --------
Income (loss) before taxes                (63,000)            (68,021)       228,999        18,379
Income taxes                                    -             (14,999)       103,043             -
                                       ----------            --------     ----------      --------
Net income (Loss)                      $  (63,000)           $(53,022)    $  125,956      $ 18,379
                                       ==========            ========     ==========      ========

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1996

(4)   INVESTMENT IN UNCONSOLIDATED SUBSIDIARY (CONTINUED)

  On July 25, 1996, Media purchased all of the assets of See-Level Management, Inc. and See-Level Advertising, Inc. (consisting of 450 taxicab rooftop advertising display units and certain contracts for advertising and fleet rental) for $700,000. In addition, the owners of these entities entered into noncompete and consulting agreements with Media for a period of 2.5 years. During 1996 the Company contributed $1,000,000 in capital to Media to fund this purchase.

(5)    NOTES PAYABLE TO BANKS AND DEMAND NOTES

  Short-term borrowings consisted of the following at:


                                     DECEMBER 31,
                                    --------------
    DESCRIPTION                           1996
    -----------                        -----------
    Revolving Credit Agreements..      $94,450,000
    Term Loan Agreement  ........        2,000,000
                                       -----------

    Total  ......................      $96,450,000
                                       ===========

  Borrowings under these agreements are secured by all assets of the Company.

 Revolving Credit Agreements

  On March 27, 1992 (and as subsequently amended), MFC entered into a committed revolving credit agreement (the Revolver) with a group of banks. MFC extended the Revolver until June 30, 1997 at an aggregate credit commitment amount of $85,000,000 pursuant to the Renewal and Extension Agreement dated June 28, 1996. The Revolver may be extended annually thereafter upon the option of the participating banks and acceptance by MFC. Should any participating bank not extend its committed amount, the Revolver agreement provides that each bank shall extend a term loan equal to its share of the principal amount outstanding of the revolving credit note. Maturity of the term note shall be the earlier of two years or any other date on which it becomes payable in accordance with the Revolver agreement. Interest and principal payments are paid monthly. Interest is calculated monthly at either the bank's prime rate or a rate based on the adjusted London Interbank Offered Rate of interest (LIBOR) at the option of MFC. Substantially all promissory notes evidencing MFC's investments are held by a bank, as collateral agent under the agreement. MFC is required to pay an annual facility fee of 1/4% on March 31, 1997 on the Revolver aggregate commitment. Outstanding borrowings under the Revolver were $77,550,000 at December 31, 1996, at weighted average interest rate of 7.0%. MFC is required under the Revolver to maintain minimum tangible net assets of $19,000,000 and certain financial ratios, as defined therein. The Revolver agreement contains other restrictive covenants, including a limitation of $500,000 for capital expenditures. At December 31, 1996, MFC was in compliance with all its terms.

   Edwards has $15,000,000 in lines of credit with five banks. Interest is charged at Edwards' option, at either the lenders' prime rate or at a rate based on the adjusted LIBOR. The amount of borrowings outstanding under the lines of credit was $12,450,000 at December 31, 1996, at a weighted average interest rate of 6.8%. Edwards is required to maintain under a promissory note agreement with two of the five banks, a minimum tangible net-worth of $8,750,000; a minimum tangible net worth plus subordinated debt of $32,000,000 and certain financial ratios, as defined therein. At December 31, 1996, Edwards was in compliance with all its terms.

   Under an agreement with the SBA, Edwards is restricted from borrowing more than $12,700,000 in bank debt without the prior approval of the SBA. In addition, all bank indebtedness is senior to SBA-guaranteed indebtedness pursuant to the SBA rules and regulations.

   On December 1, 1996, Medallion Financial Corp. entered into a revolving credit agreement with a bank. The agreement provides for short-term borrowings up to $5,000,000. The revolving credit borrowings, at the option of Medallion Financial Corp. are at the bank's prime rate or at a rate based on the adjusted LIBOR. Medallion Financial Corp. is required to pay a facility fee of 1/4% of the commitment. Outstanding borrowings under this agreement was $4,450,000 at December 31, 1996, at a weighted average interest rate of 6.84%.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1996

(5)    NOTES PAYABLE TO BANKS AND DEMAND NOTES (CONTINUED)

The weighted average interest rate for the Company's outstanding borrowings at December 31, 1996 was 6.9%. During the seven month period ended December 31, 1996, the Company's weighted average borrowings were $82,980,000 with a weighted average interest rate of 7.5%. The maximum outstanding borrowings of the Company were $94,550,000 at any month end in the seven month period ending December 31, 1996.

 Term Loan Agreement

  MFC has an existing term loan agreement (Term Loan) with a bank in the amount of $2,000,000, all of which was outstanding at December 31, 1996. Interest payments at a fixed rate of 7.5% are due quarterly. The weighted average interest rate paid on such borrowings was 7.5%, during the seven month period ended December 31, 1996. The Term Loan matures in July, 1997.

 Interest Rate Cap Agreements

  On April 7, 1995, MFC entered into three interest rate cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. These agreements limit the Company's maximum LIBOR exposure on $20,000,000 of MFC's revolving credit facility to 7.5%. The premiums paid under these agreements were $46,875, $31,000 and $46,687, respectively. The premiums have been capitalized and are being amortized over the two-year term of the agreements, which expires on April 7, 1997. The Company is exposed to credit loss in the event of nonperformance by the counterparties on these interest rate cap agreements. The Company does not anticipate nonperformance by any of these parties.

  On November 16, 1995, MFC entered into three additional interest rate cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. These agreements limit the Company's maximum LIBOR exposure on an additional $20,000,000 of its revolving credit facility to 7.0%. The premiums paid under these agreements were $13,000, $25,000 and $12,500, respectively. The premiums have been capitalized and are being amortized over the two-year terms of the agreements, which expire on November 16, 1997. The Company is exposed to credit loss in the event of nonperformance by the counterparties on these interest rate cap agreements. The Company does not anticipate nonperformance by any of these parties.

(6)   SBA DEBENTURES PAYABLE

  Outstanding subordinated debentures are as follows at December 31, 1996:


        DUE DATE         AMOUNT              INTEREST RATE
    -----------------  -----------  --------------------------------
    April 1, 1997      $ 1,500,000              8.95%
    June 1, 1998         3,000,000              9.80
    June 1, 2002         5,640,000              5.00   (until June 1, 1997 and 8.00%
    September 1, 2002    3,500,000              7.15%   thereafter)
    September 1, 2002    6,050,000              7.15
    June 1, 2004         4,600,000              7.80
    September 1, 2004    5,100,000              8.20
                       -----------
                       $29,390,000
                       ===========

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1996



(6)  SBA DEBENTURES PAYABLE (CONTINUED)

  The SBA imposes certain restrictions, among others, including transfers of stock and payments of dividends by its licensees, to which the Company is subject.

(7)  STOCK OPTIONS

  The Company has a stock option plan (1996 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 1996 Stock Option Plan, which was approved by the Board of Directors and stockholders on May 22, 1996, provides for the issuance of a maximum of 750,000 shares of common stock of the Company. The Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company's share of common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

  The Company records stock compensation in accordance with APB Opinion No. 25
(see Note 2).   Had compensation cost for stock options been determined based on the fair value at the date of grant for awards in 1996, consistent with the provisions of SFAS No. 123, the Company's net increase in net assets resulting from operations would have been reduced to the pro forma amounts indicated below:


                                                    Seven month period ended
                                                    ------------------------
                                                       December 31, 1996
                                                       -----------------
Net increase in net assets resulting from operations:
       As reported                                        $3,720,723
       Pro Forma                                          $3,696,404

Net increase in net assets resulting from
 operations per share:
       As reported                                        $     0.45
       Pro Forma                                          $     0.45

  The following table presents the activity for the stock option program under the 1996 Stock Option Plan for the year ended December 31, 1996:


                                                                   Weighted
                                      Number    Exercise Price     Average
                                    of Options    Per Share     Exercise Price
                                    ----------  --------------  --------------
Outstanding at December 31, 1995        -             -                  -
Granted                                201,420   $11.00-$14.75      $11.37
Canceled                                     -               -           -
Exercised                                    -               -           -
                                       -------   -------------      ------
Outstanding at December 31, 1996       201,420   $11.00-$14.75      $11.37

Options exercisable at
December 31, 1996                        7,576   $       11.00      $11.00

  At December 31, 1996, 181,820 of the 201,420 options outstanding have an exercise price of $11.00 with a weighted average remaining contractual life of
9.4 years. Of these options, 7,576 are exercisable at a weighted average exercise price of $11.00. The remaining 19,600 options have an exercise price of $14.75 with a weighted average remaining contractual life of 4.9 years. None of these options was exercisable at December 31, 1996.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1996

(7)  STOCK OPTIONS (CONTINUED)

The weighted average fair value of options granted during the period ended
December 31, 1996 was $3.21 per share.   The fair value of each option grant is
estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 1996:

                      Risk-free interest rate   6.4%
                      Expected dividend yield   4.6%
                      Expected life in years    5.9%
                      Expected volatility      36.7%

(8)   COMMITMENTS AND CONTINGENCIES

  In May 1996, the Company entered into a sub-advisory agreement (the Sub-Advisory Agreement) with FMC Advisers, Inc. (FMC) in which FMC provides advisory services to the Company. Under the Sub-Advisory Agreement, the Company pays FMC a monthly fee for services rendered of $18,750. FMC will regularly consult with management of the Company with respect to strategic decisions concerning originations, credit quality assurance, development of financial products, leverage, funding, geographic and product diversification, the repurchase of participations, acquisitions, regulatory compliance and marketing. Unless terminated earlier as described below, the Sub-Advisory Agreement will remain in effect for a period of two years until May 1998. The term will continue from year to year thereafter, if approved annually by (i) a majority of the Company's noninterested directors and (ii) the Board of Directors, or by a majority of the Company's outstanding voting securities, as defined in the 1940 Act. The Sub-Advisory Agreement will be terminable without penalty to the Company on 60 days' written notice by either party or by vote of a majority of the outstanding voting securities of the Company, and will terminate if assigned by FMC. Two trusts affiliated with two officers, directors and shareholders of the Company have agreed to personally assure FMC of payment for the first 48 months of service under the Sub-Advisory Agreement pursuant to an escrow arrangement under which they have maintained in escrow common stock of the Company worth 200% of the advisory fees remaining to be paid by the Company to FMC during the first 48 months of service under the Sub-Advisory Agreement, thereby assuring FMC of the payment of $900,000 in advisory fees. Advisory fees incurred during the seven month period ended December 31, 1996 were $131,250.

  The Company has employment agreements with certain key officers for a term of five years. Annually, the employment period will renew for a new five-year term unless prior to the end of the first year, either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current five-year term. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period.

  In the normal course of business, there are outstanding commitments and contingent liabilities that are not reflected in the consolidated financial statements. At December 31, 1996, the Company had unfunded loan commitments of approximately $3,815,292, which bear interest at rates ranging from 8.75% to 16.0%.

  The Company has operating lease agreements for its executive and general offices expiring in December 1997, as amended. The existing leases call for an aggregate annual rental of approximately $235,000, subject to certain escalation clauses. Rent expense for the seven month period ended December 31, 1996 was $165,002. The Company is currently in the process of evaluating various
alternatives for leased office space.   Management does not expect that the
terms of a new lease will have a material impact on rent expense.

  The Company and its subsidiaries become defendants to various legal proceedings arising from the normal course of business. In the opinion of management based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision, would result in a material adverse impact in the financial condition or results of operations of the Company.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1996


(9)   RELATED PARTY TRANSACTIONS

  Two directors, officers and shareholders of Medallion Financial Corp. are also directors of wholly-owned subsidiaries, MFC, Edwards, TCC and Media. Officer salaries are set by the Board of Directors. Directors who are not officers receive an annual fee of $10,000 plus a fee of $2,000 per meeting. Directors who are members of the committees of the Board receive $1,000 for each meeting attended. Total director fees and officer compensation were $37,542 and $588,065, respectively, during the period ended December 31, 1996.

(10)   SHAREHOLDERS' EQUITY

  On May 29, 1996, the Company issued and sold 5,750,000 shares at $11.00 per share in an Offering and split the existing 200 shares of common stock outstanding into 2,500,000 shares. All references to the amount and number of shares outstanding in the accompanying financial statements have been restated to reflect the stock split. The proceeds from the Offering were used to purchase all of the outstanding stock of Tri-Magna and TCC and acquire substantially all of the assets and assume certain liabilities of Edwards Capital Company. Refer to Notes (1) and (3) for a discussion of the Offering and the Acquisitions.

  In 1995, MFC and TCC repurchased and retired all of their previously issued 3% preferred stock from the SBA at a discount of 65% ($8,201,266) for an aggregate price of $4,416,067, under the SBA preferred stock repurchase agreements. Under the repurchase agreements, the SBA retains a liquidating interest in the amount of the discount on the repurchase, which expires on a straight line basis over five years or on a later date if an event of default, as defined in the agreements, has occurred and such default has not been cured or waived. Upon the occurrence of any event of default, the SBA's liquidating interest will become fixed at the level immediately preceding the event of default and will not accrete further until the default is cured or waived. In the event of MFC's or TCC's liquidation, the unexpired portion ($4,580,561 at December 31, 1996) of the liquidating interest becomes immediately payable to the SBA. The Company does not anticipate the occurrence of an event that would result in any amount being due to the SBA.

  In accordance with Statement of Position 93-2, ''Determination, Disclosure and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies,'' $292,999 has been reclassified from accumulated undistributed income to capital in excess of par value on the accompanying consolidated balance sheet. This reclassification has no impact on the Company's total shareholders' equity and is designed to present the Company's capital accounts on a tax basis.

(11)   OTHER OPERATING EXPENSES

   The major components of other operating expenses for the period ended December 31, 1996 were:


                       Office expenses   $254,715
                       Insurance          254,440
                       Rent               165,002
                       Other              205,030
                                         --------
                                         $879,187
                                         ========

(12)   EMPLOYEE BENEFIT PLANS

  The Company has a 401(k) Investment Plan (the "401(k) Plan") which covers all full and part-time employees of the Company who have attained the age of 21 and have a minimum of one-half year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employees' contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds, according to the directions of the employee. The Company intends to provide for employer matching contributions, at the discretion of the Board of Directors, in 1997.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1996


(13)   FAIR VALUE OF FINANCIAL INSTRUMENTS

  SFAS No. 107, ''Disclosures About Fair Value of Financial Instruments,'' requires disclosure of fair value information about certain financial instruments, whether assets, liabilities or off-balance sheet commitments, if practicable. The following methods and assumptions were used to estimate the fair value of each class of financial instruments. Fair value estimates which were derived from broker quotes cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

  In addition, SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

(a) Investments As described in Note 2, the carrying amount of investments is the estimated fair value of such investments.

(b) Notes payable to banks and demand notes-Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(c) Commitments to Extend Credit-The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 1996, the estimated fair value of these off-balance sheet instruments was not material.

(d) Interest Rate Cap Agreements-The fair value is estimated based on market prices or dealer quotes. At December 31, 1996, the estimated fair value of these off-balance sheet instruments was not material.

(e) Debentures Payable to SBA-The fair value of the debentures payable to SBA is estimated based upon current market interest rates for similar debt.

                                                        DECEMBER 31, 1996
                                                   --------------------------
                                              CARRYING AMOUNT          FAIR VALUE
                                              ---------------          ----------
Financial Assets:
Investments.................................  $176,493,888           $176,493,888
Cash........................................     1,664,603              1,664,603
Financial Liabilities:
Notes payable to banks and demand notes.....    96,450,000             96,450,000
SBA debentures payable......................    29,390,000             29,319,500

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1996


(14)   SUBSEQUENT EVENTS

  On January 28, 1997, the Company increased the aggregate commitment of MFC's Revolver from $85,000,000 to $105,000,000.

  On February 11, 1997, the SBA approved an amendment to the charters of MFC and TCC, converting these subsidiaries from an SSBIC to an SBIC. The conversion eliminates the restriction for MFC and TCC to lend only to individuals as being socially or economically disadvantaged, or to small business concerns that are at least 50% owned by such persons as defined in the SBIA, subject to certain restrictions.

  Effective January 1, 1997, the Company decided to merge all of the assets and liabilities of TCC into MFC subject to the approval of the SBA. The Company expects to complete the merger by the end of the second quarter of 1997.

                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                               DECEMBER 31, 1996

               Number of                     Balance
                 Loans                     Outstanding         Rate
                 -----                     -----------         ----

                   1                       $     60,754            5.000%
                  11                            548,641      7.000-7.700
                  19                          3,150,172      8.000-8.200
                  18                          1,901,132            8.250
                   7                            487,074            8.300
                  12                            758,448            8.370
                   6                            304,843      8.400-8.440
                  24                          3,205,029            8.500
                   9                            689,313            8.600
                  10                            892,704            8.625
                  13                            376,064            8.700
                  49                          5,379,874            8.750
                  12                            672,116            8.720
                 108                         11,322,414            9.000
                   2                            235,992            9.120
                 157                         15,042,298            9.250
                   5                          1,036,661      9.320-9.380
                 248                         26,661,479            9.500
                   1                            170,000            9.600
                  94                          9,208,547            9.750
                  29                          2,789,612      9.800-9.900
                 207                         18,467,948           10.000
                  76                          6,640,204           10.250
                   5                            462,805   10.370-10.3750
                  47                          4,855,909           10.500
                  30                          2,592,974           10.750
                   1                             50,983           10.900
                 164                         10,290,809           11.000
                  17                          1,483,897    11.250-11.900
                 107                          5,910,504           12.000
                  11                          1,014,949           12.500
                   3                            351,109    12.750-12.950
                 254                         10,113,883           13.000
                   4                            633,040           13.250
                  56                          2,914,663           13.500
                   5                            128,772    13.550-13.750
                 166                          8,044,479           14.000
                  11                            176,089    14.050-14.300
                  36                          3,064,635           14.500
                  11                            354,145    14.750-14.950
                 262                         11,806,060           15.000
                  11                            610,583    15.200-15.250
                   9                             590,210           15.500
                   8                            511,816    15.750-15.950
                  15                            745,357           16.000
                   5                            160,939           16.500
                   4                            202,387    16.640-16.950
                   1                             24,750           17.000
                   3                            193,142           18.000
                   6                            205,193           19.000
               -----                      ------------
Total          2,370                       $177,495,401           10.800%
               =====                 ---
Plus: Origination costs, net                    567,204
                                           ------------
    Investments at cost                     178,062,605
Less: Unrealized depreciation on
 investments                                (1,568,717)
                                           ------------
    Investments at directors' valuation    $176,493,888
                                           ============

   The accompanying notes are an integral part of these financial statements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Edwards Capital Company:

  We have audited the accompanying balance sheet of Edwards Capital Company (a New York limited partnership), including the schedule of loans as of May 29, 1996 and December 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for the five month period ended May 29, 1996 and the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  As explained in Note 1, the financial statements include finance receivables valued at $44,490,149 (97% of total assets) as of May 29, 1996 and at $43,778,791 (97% of total assets) as of December 31, 1995, the values of which have been estimated by the General Partner in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the loans existed, and the differences could be material.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edwards Capital Company as of May 29, 1996 and December 31, 1995 and, the results of its operations and its cash flows for the five month period ended May 29, 1996 and year ended December 31, 1995, in conformity with generally accepted accounting principles.



                              /s/ Arthur Andersen LLP

Boston, Massachusetts
March 26, 1997

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Edwards Capital Company:

  We have audited the accompanying balance sheet of Edwards Capital Company (a limited partnership) as of December 31, 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edwards Capital Company as of December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                              /s/ Friedman, Alpren & Green LLP

New York, New York
January 28, 1995

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

ASSETS
                                          DECEMBER 31,    MAY 29,
                                          ------------  ------------
                                              1995          1996
                                          ------------  ------------
 Cash  ..................................   $   115,571   $   437,886
 Finance Receivables:
  Medallions  ...........................    43,177,063    43,920,609
  Other, less allowance for doubtful
   accounts of $20,000 in 1995 and 1996..       601,728       569,540
 Accrued Interest Receivable  ...........       396,000       406,817
 Deferred Financing Costs, net of
  accumulated amortization of $176,967 in
   1995 and $200,650 in 1996..............      353,683       330,000
 Property and Equipment, at cost, net
  of accumulated depreciation and
   amortization of $133,937 in 1995 and
    $140,407 in 1996 .....................       66,826        60,356
  Prepaid Expenses and Other Assets  .....      373,116       275,681
                                            -----------   -----------
 Total Assets ............................  $45,083,987   $46,000,889
                                            ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL

 Bank Loans Payable  ....................   $ 9,850,000   $10,100,000
 Subordinated Debentures Payable  .......    24,950,000    24,950,000
 Accounts Payable and Accrued Expenses...     1,167,156     1,843,743
                                            -----------   -----------
                                             35,967,156    36,893,743
 Partners' Capital  .....................     9,116,831     9,107,146
                                            -----------   -----------
 Total Liabilities and Partners'
  Capital  ..............................   $45,083,987   $46,000,889
                                            ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                                YEARS ENDED        PERIOD ENDED
                                          -----------------------  ------------
                                               DECEMBER 31,          MAY 29,
                                          -----------------------  ------------
                                             1994         1995         1996
                                          -----------  ----------  ------------
Revenues:
 Interest from finance receivables  ..... $4,334,100   $4,316,669    $1,727,102
 Other income  ..........................    619,716      443,190       129,101
                                          ----------   ----------    ----------
  Total Revenues  .......................  4,953,816    4,759,859     1,856,203
                                          ----------   ----------    ----------
Operating Expenses:
 Interest on subordinated debentures  ...  2,136,807    1,993,075       818,707
 Interest on bank loans  ................    627,700      754,404       279,148
 Salaries  ..............................    351,715      354,041       123,244
 Employee benefits  .....................     35,280       33,236        14,572
 Payroll and other taxes  ...............     28,576       28,266        14,467
 Professional fees  .....................    393,513      204,071        41,437
 Legal fees related to the sale of
  assets  ...............................          -            -       350,000
 Rent  ..................................     39,996       39,996        16,342
 Office expense  ........................     45,082       42,762        15,204
 Computer expense  ......................     48,859       44,642        14,903
 Telephone  .............................      9,963        9,685         3,860
 Entertainment  .........................     17,378        9,901         2,205
 Amortization of deferred financing
  costs  ................................     79,118       53,460        23,683
 Processing and collection services  ....     57,950       42,448        28,689
 Depreciation and amortization  .........     22,586       18,292         6,470
 New York City unincorporated business
  tax  ..................................     21,289       40,111        15,610
 Reduction in allowance for doubtful
  radio loans  ..........................    (23,415)           -             -
 Sundry  ................................      1,511        4,496         5,847
                                          ----------   ----------    ----------
  Total Operating Expenses  .............  3,893,908    3,672,886     1,774,388
                                          ----------   ----------    ----------
  Income Before Extraordinary Charge  ...  1,059,908    1,086,973        81,815
Extraordinary Charge  -- Premium on
 Prepayment of Subordinated Debentures ..    526,287            -             -
                                          ----------   ----------    ----------
  Net Income  ........................... $  533,621   $1,086,973    $   81,815
                                          ==========   ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                      PERIOD ENDED
                                                                      -------------
                                         YEARS ENDED DECEMBER 31,        MAY 29,
                                         ---------------------------  -------------
                                             1994          1995           1996
                                         ------------  -------------  -------------
    Cumulative Capital Contributions  .. $ 7,200,000     $7,200,000     $7,200,000
                                         ===========     ==========     ==========
    SBA Permanent Capital  ............. $ 8,400,000     $8,400,000     $8,400,000
                                         ===========     ==========     ==========
    Balance, Beginning of Period  ...... $ 9,550,947     $8,576,068     $9,116,831
       Net income  .....................     533,621      1,086,973         81,815
       Distributions  --
          General Partner  .............     (16,000)             -              -
       Limited Partners  ...............  (1,492,500)      (546,210)       (91,500)
                                         -----------     ----------     ----------
    Balance, end of period  ............ $ 8,576,068     $9,116,831     $9,107,146
                                         ===========     ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                  YEARS ENDED           PERIOD ENDED
                                          ----------------------------  -------------
                                                  DECEMBER 31,             MAY 31,
                                          ----------------------------  -------------
                                              1994           1995           1996
                                          -------------  -------------  -------------
Cash flows from operating activities:
 Net income.............................  $    533,621   $  1,086,973    $    81,815
 Adjustments to reconcile net income to
  net cash provided by operating
  activities  --
  Extraordinary charge..................       526,287              -              -
  Amortization of deferred financing
   costs................................        79,118         53,460         23,683
  Depreciation and amortization.........        22,586         18,292          6,470
  Reduction in allowance for doubtful
   radio loans..........................       (23,415)             -              -
  Changes in assets and liabilities  --
   Accrued interest receivable..........          (339)       (67,000)       (10,817)
   Prepaid expenses and other assets....        91,806       (247,648)        97,435
   Accounts payable and accrued
    expenses............................       (21,710)       118,697        676,587
   Deferred income......................        (5,332)             -              -
                                          ------------   ------------    -----------
    Net cash provided by operating
     activities.........................     1,202,622        962,774        875,173
Cash flows from investing activities:
 Origination of new finance receivables.   (15,573,645)    (8,348,655)    (2,764,191)
 Repayments of finance receivables......    16,228,136      8,036,706      2,052,833
 Collection of notes receivable.........       272,546              -              -
 Purchase of property and equipment.....      (  5,041)        (9,769)             -
                                          ------------   ------------    -----------
    Net cash (used in) provided by
     investing activities...............       921,996       (321,718)      (711,358)
Cash flows from financing activities:
 Premium on prepayment of subordinated
  debentures............................      (526,287)             -              -
 Proceeds from bank loans...............    22,425,000     11,925,000      5,900,000
 Principal payments of bank loans.......   (22,325,000)   (12,075,000)    (5,650,000)
 Deferred financing costs...............      (254,625)             -              -
 Distributions to partners  --
  General partner.......................       (16,000)             -              -
  Limited partners......................    (1,492,500)      (546,210)       (91,500)
                                          ------------   ------------    -----------
    Net cash used in financing
     activities.........................    (2,189,412)      (696,210)       158,500
                                          ------------   ------------    -----------
Net increase (decrease) in cash.........       (64,794)       (55,154)       322,315
Cash, beginning of period...............       235,519        170,725        115,571
                                          ------------   ------------    -----------
Cash, end of period.....................  $    170,725   $    115,571    $   437,886
                                          ============   ============    ===========
Supplemental disclosure of cash flow
 information:
 Interest paid..........................  $  2,885,512   $  2,699,890    $   974,982
                                          ============   ============    ===========
 New York City unincorporated business
  tax...................................  $     27,939   $     14,058    $    15,448
                                          ============   ============    ===========



   The accompanying notes are an integral part of these financial statements.

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                                  MAY 29, 1996

(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  Edwards Capital Company (the Partnership) is organized under the laws of the State of New York as a Small Business Investment Company, subject to the rules and regulations of the Federal Small Business Administration (the SBA). The Partnership's principal activity is the financing of loans collateralized by New York City taxicab medallions.

  The Partnership has one General Partner and six classes of limited partners. Allocations of income or loss and cash distributions are based on formulas, as set forth in the Partnership Agreement. The formulas utilize the average prime rate for the year, net cash receipts, as defined, and the weighted average capital for each class of partner.

  On May 29, 1996, substantially all assets and certain liabilities of the Partnership were acquired by Medallion Financial Corp., pursuant to an asset purchase agreement dated February 21, 1996, for a purchase price of $15,624,995.

  The balance sheet as of May 29, 1996 and statements of operations, changes in partners' capital and cash flows for the period ended May 29, 1996 included the accounts of the Partnership prior to the consummation of the sale to Medallion Financial Corp. on May 29, 1996.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Finance Receivables and the Allowance for Doubtful Accounts

  Finance receivables, net of participation sold to others and an allowance for doubtful accounts, are stated at fair value. The fair value of such loans is determined in good faith by the General Partner. The allowance for doubtful accounts is maintained at a level that, in the General Partner's judgment, is adequate to absorb losses inherent to the portfolio.

  Finance receivables collateralized by New York City taxicab medallions are considered fully collectible, as the value of the collateral is deemed sufficient to assure full collection in the event of foreclosure. At December 31, 1995 and May 29, 1996, there is an allowance for doubtful accounts on receivables collateralized by radio rights, as the value of the collateral on certain loans is deemed insufficient.

  The allowance is reviewed and adjusted periodically by the General Partner on the basis of available information, including the fair value of the underlying collateral; individual credit risks; past loss experience; the volume, composition and growth of the portfolio; and current and projected financial and economic conditions.

  Interest is continued to be recognized as income on all finance receivables that are past due, as to principal and interest, when the value of the underlying collateral is deemed sufficient to assure full collection of the principal and associated interest in the event of foreclosure. At December 31, 1995 and May 29, 1996, the value of the underlying collateral on finance receivables was deemed adequate.

  The principal amount of loans serviced for others at December 31, 1995 and May 29, 1996, amounted to approximately $30,995,006 and $ 34,084,479, respectively.

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 29, 1996

(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Deferred Financing Costs

  Costs incurred in connection with obtaining subordinated debenture financing have been deferred and are being amortized on the effective interest rate method over the terms of the loans.

 Property and Equipment

  Property and equipment is recorded at cost. Depreciation is computed on an accelerated method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful life of the asset or, if less, the life of the lease.

 Origination Fees

  Origination fees (included in other income) for loans are deferred and amortized on a straight-line basis over the terms of the loans. At December 31, 1995, loan origination fees were fully amortized.

 Income Taxes

  The Partnership is not a taxpaying entity for income tax purposes, and accordingly, no provision has been made for income taxes. The partners' allocable shares of the Partnership's taxable income or loss are reportable on their income tax returns. A provision is made for New York City unincorporated business tax.

 Reclassifications

  Certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

(2)   FINANCE RECEIVABLES

  Finance receivables are interest-bearing loans that are secured by mortgages collateralized by New York City taxicab medallion rights, taxicabs or radio group rights, and the personal guarantees of individuals or stockholders of corporate borrowers.

  Maximum original terms of finance receivables at December 31, 1995 and May 29, 1996 are as follows:

                                (ROUNDED TO 000'S)

                DECEMBER 31,    MAY 29,
                ------------  -----------
                    1995         1996
                ------------  -----------
    60 months    $42,307,000  $39,961,000
    84 months      1,027,000      754,000
    120 months       465,000    3,795,000
                 -----------  -----------
                 $43,799,000  $44,510,000
                 ===========  ===========


                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 29, 1996

(2)   FINANCE RECEIVABLES (CONTINUED)

  Contractual maturities of finance receivables at December 31, 1995 and May 29, 1996 are approximately as follows:


                               DECEMBER 31, 1995  MAY 29, 1996
                               -----------------  ------------
                         1996        $ 2,623,000   $   374,000
                         1997          4,482,000       993,000
                         1998          7,046,000     3,098,000
                         1999         15,329,000    13,582,000
                         2000         11,450,000    14,591,000
                   Thereafter          2,869,000    11,872,000
                                     -----------   -----------
                                     $43,799,000   $44,510,000
                                     ===========   ===========

  Actual maturities may differ, as loans are often paid in advance of their maturities, and loans with participation sold to others contain subordinate prepayment provisions. During the year ended December 31, 1995 and the period ended May 29, 1996, the collections of loans and prepayments totaled approximately $8,037,000 and $2,053,000, respectively.


(3)   PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at December 31, 1995 and May 29, 1996:

                                          DECEMBER 31,   MAY 29,
                                              1995        1996
                                          ------------  ---------
      Furniture and Equipment............     $162,700   $162,700
      Leasehold Improvements.............       38,063     38,063
                                              --------   --------
                                               200,763    200,763
      Less  --  Accumulated
       Depreciation and Amortization.....      133,937    140,407
                                              --------   --------
                                              $ 66,826   $ 60,356
                                              ========   ========

(4)   BANK LOANS PAYABLE

  The Partnership has lines of credit with four banks totaling $12,500,000, of which $9,850,000 and $10,100,000 were drawn upon at December 31, 1995 and May 29, 1996, respectively. Interest is charged at the borrower's option, at either the lender's prime rate or at a rate based on the adjusted London Inter-bank Offered Rate (LIBOR). Under an agreement with the SBA, Edwards was restricted from borrowing more than $11.5 million in bank debt without the prior approval of the SBA.

  The average amount of borrowings for the year ended December 31, 1995 and for the period ended May 29, 1996 was $9,585,000 and $ 9,997,000, respectively.

  The loans are secured by all of the Partnership's assets. Under an inter-creditor agreement, all banks share in the collateral. In addition, all bank indebtedness is senior to SBA-guaranteed indebtedness pursuant to SBA rules and regulations.

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 29, 1996

(5)   SUBORDINATED DEBENTURES PAYABLE

  Outstanding subordinated debentures, which are guaranteed by the SBA, are as follows at December 31, 1995 and May 29, 1996:

                       INTEREST
                       ---------
        DUE DATE         RATE       AMOUNT
    -----------------  ---------  -----------

    September 1, 1996      8.75%  $ 1,200,000
    April 1, 1997          8.95     1,500,000
    June 1, 1998           9.80     3,000,000
    September 1, 2002      7.15     3,500,000
    September 1, 2002      7.15     6,050,000
    June 1, 2004           7.80     4,600,000
    September 1, 2004      8.20     5,100,000
                                  -----------
                                  $24,950,000
                                  ===========

(6)   RELATED PARTY TRANSACTIONS

  The law firm of Herrick, Feinstein LLP provides legal services to the Partnership and subleases office space to it under a lease that commenced on June 1, 1992 and expires on April 30, 1997. The lease requires minimum annual rental payments of $40,000 and additional rentals based on increases in real estate taxes and operating expenses over base period amounts. It is cancelable by the firm upon giving 60 days' notice. Certain principals of the firm are limited partners of the Partnership and are shareholders of the corporate General Partner of the Partnership.

  Rent expense and legal fees paid and accrued to Herrick, Feinstein LLP for the years ended December 31, 1994, 1995 and period ended May 29, 1996 are as follows:


                                             PERIOD ENDED
                                             ------------
                  YEARS ENDED DECEMBER 31,     MAY 29,
                  -------------------------  ------------
                     1994          1995         1996,
                  -----------  ------------  ------------
    Rent expense     $ 39,996      $ 39,996       $16,342
    Legal fees        288,985        92,501         9,926
                     --------      --------       -------
                     $328,981      $132,497       $26,268
                     ========      ========       =======

  During the year ended December 31, 1995 and the period ended May 29, 1996, legal fees of $225,000 and $125,000, respectively were incurred and accrued to Herrick, Feinstein in connection with the sale of assets by the Partnership to Medallion Financial Corp. These costs were charged to operations on May 29, 1996.

(7)   COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, there are outstanding commitments and contingent liabilities that are not reflected in the financial statements.

  At December 31, 1995 and May 29, 1996, the Partnership had an operating lease for office space which expires on April 30, 1997 (Note 6).

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 29, 1996


(7)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

  There are lawsuits pending against the Partnership in the normal course of business. Based on its review of current litigation and discussions with legal counsel, management does not expect that the resolution of such matters will have a material adverse effect on the Partnership's financial condition or results of operations.

(8)   FAIR VALUE OF FINANCIAL INSTRUMENTS

  SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about certain financial instruments, whether or not recognized on the balance sheet. In addition, SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Therefore, the aggregate fair value amounts presented do not purport to represent and should not be considered representative of the underlying market or franchise value of the Partnership. The methods and assumptions used to estimate the fair value of each class of the financial instruments are described below:

  Finance Receivables -- As described in Note 1, the carrying amount of finance receivables is the estimated fair value of such loans.

  Subordinated Debentures Payable to SBA -- The fair value of the debentures payable to SBA is estimated based upon current market interest rates for similar debt.

  Banks Loans Payable -- Due to the short-term nature of these instruments, the carrying amount approximates fair value.

  The carrying amounts and estimated fair values of the Partnership's financial instruments are as follows:


                                                MAY 29, 1996
                                        ----------------------------
                                        CARRYING AMOUNT  FAIR VALUE
                                        ---------------  -----------
  Financial assets
     Finance receivables.                   $44,490,149  $44,490,149
  Financial liabilities
     Subordinated debentures payable         24,950,000   24,950,000
     Bank loans payable                      10,100,000   10,100,000

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                  SCHEDULE OF LOANS TO SMALL BUSINESS CONCERNS
                                  MAY 29, 1996

  The distribution of loans at May 29, 1996 by rate of interest is as follows:


              NUMBER                    BALANCE     INTEREST
              ------                 -------------  ---------
             OF LOANS                 OUTSTANDING     RATE
             --------                -------------  ---------

                 9                    $   532,000       7.70%
                 5                        200,000       8.00
                 2                        300,988       8.20
                12                        800,000       8.25
                13                        722,000       8.38
                 6                        239,000       8.40
                 5                        214,473       8.44
                 4                        184,000       8.50
                 4                        161,200       8.60
                13                        375,000       8.70
                15                        974,750       8.75
                 9                        507,500       8.88
                51                      3,485,039       9.00
                 2                        239,768       9.13
                15                      2,028,924       9.25
                 2                        265,658       9.39
                83                      8,876,722       9.60
                 3                        789,656       9.63
                62                      7,584,689       9.75
                 3                        214,887       9.80
                 1                         18,125       9.88
                19                      2,602,540       9.90
                50                      6,464,952      10.00
                29                      3,636,894      10.25
                 4                        476,062      10.38
                 6                        618,236      10.50
                 9                        736,561      11.00
                 2                        185,620      11.25
                 2                        295,394      11.50
                 2                        144,062      11.75
                 2                        363,586      12.00
                 1                          2,033      12.50
                 2                        117,611      13.25
                 1                         36,910      13.50
                 1                         58,196      13.55
                 1                         12,966      14.00
                 2                         44,147      15.00
               ---                    -----------

               452                    $44,510,149       9.58%
               ===
            Less: Allowance for
             Doubtful Accounts on
             Radio Loans...........       (20,000)
                                      -----------
                                      $44,490,149
                                      ===========

                            EDWARDS CAPITAL COMPANY
                            ========================
                            (A LIMITED PARTNERSHIP)

                  SCHEDULE OF LOANS TO SMALL BUSINESS CONCERNS

                               DECEMBER 31, 1995

  The distribution of loans at December 31, 1995 by rate of interest is as follows:

              NUMBER                   BALANCE     INTEREST
              ------                 ------------  ---------
             OF LOANS                OUTSTANDING     RATE
             --------                ------------  ---------

                 1                   $   570,207      7.820%
                17                     1,132,000      8.250
                 6                       239,000      8.300
                 8                       392,000      8.375
                 7                       515,461      8.440
                 4                       200,000      8.490
                14                       475,750      8.500
                 4                       161,200      8.600
                 2                       368,000      8.750
                 1                       605,265      8.780
                 9                       507,500      8.875
                49                     2,729,873      9.000
                12                       746,361      9.125
                15                     1,957,713      9.250
                 2                       280,012      9.385
                65                     6,982,190      9.500
                 6                       447,920      9.600
                 3                       793,091      9.625
                52                     7,336,160      9.750
                 2                       168,256      9.800
                15                     1,858,397      9.900
                49                     6,225,055     10.000
                41                     5,241,320     10.250
                 5                       600,951     10.375
                10                       862,401     10.500
                 2                       122,266     10.750
                12                       862,662     11.000
                 3                       191,531     11.250
                 2                       297,291     11.500
                 4                       256,300     11.750
                 6                       373,899     12.000
                 1                         4,110     12.500
                 2                       125,942     13.250
                 1                        36,910     13.500
                 1                        58,196     13.550
                 1                        14,831     14.000
                 2                        11,874     14.500
                 2                        46,896     15.000
               ---                   -----------     ------
               438                   $43,798,791      9.695%
               ===
            Less Allowance for
             Doubtful Accounts on
             Radio Loans...........      (20,000)
                                     -----------
                                     $43,778,791
                                     ===========

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Tri-Magna Corporation and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of Tri-Magna Corporation (a Delaware corporation) and subsidiaries (collectively referred to as the Company) as of May 29, 1996 and December 31, 1995, including the consolidated schedules of investments as of May 29, 1996 and December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the five-month period ended May 29, 1996 and each of the two years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  As explained in Note 2, the consolidated financial statements include loans receivable valued at $95,621,617 (97% of total assets) and at $96,046,416 (96% of total assets) as of May 29, 1996 and December 31, 1995, respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the loans existed, and the differences could be material.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tri-Magna Corporation and subsidiaries as of May 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for the five-month period ended May 29, 1996 and each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                              /s/ Arthur Andersen LLP

Boston, Massachusetts
March 26, 1997

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                          DECEMBER 31,      MAY 29,
                                          -------------  -------------
                                              1995           1996
                                          -------------  -------------
ASSETS
 Investments (Note 2)....................  $96,956,416    $96,531,617
  Less unrealized depreciation on
   investments (Note 6)..................     (910,000)      (910,000)
                                           -----------    -----------
                                            96,046,416     95,621,617
 Investment in unconsolidated
  subsidiary (Note 2)....................      145,335         92,313
 Cash....................................    1,177,166        624,617
 Accrued interest receivable.............      844,350        870,073
 Furniture and fixtures, net.............       87,925         79,124
 Other assets............................    1,486,974      1,316,933
                                           -----------    -----------
 Total Assets............................  $99,788,166    $98,604,677
                                           ===========    ===========
LIABILITIES
 Notes payable to banks and demand
  notes (Note 3).........................  $80,294,900    $79,394,900
 Accounts payable and accrued expenses...    1,290,267      1,360,570
 Dividends payable.......................            -        542,012
 Accrued interest payable................      889,147        818,560
                                           -----------    -----------
 Total Liabilities.......................   82,474,314     82,116,042
                                           -----------    -----------

Commitments and Contingencies (Note 9)

Shareholders' Equity (Notes 4 and 5)
 Common stock (1,000,000 shares of $.01
  par value stock authorized,
  668,900 shares outstanding at
   December 31, 1995 and May 29, 1996)...        6,689          6,689
 Capital in excess of par value..........   10,594,241     10,567,267
 Accumulated undistributed income (loss).      710,822        (87,421)
                                           -----------    -----------
                                            11,311,752     10,486,535
 Restricted capital surplus..............    6,002,100      6,002,100
                                           -----------    -----------
 Total Shareholders' Equity..............   17,313,852     16,488,635
                                           -----------    -----------
 Total Liabilities and Shareholders'
  Equity.................................  $99,788,166    $98,604,677
                                           ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    TRI-MAGNA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED          PERIOD ENDED
                                          --------------------------  -------------
                                                 DECEMBER 31,            MAY 31,
                                          --------------------------  -------------
                                              1994          1995          1996
                                          ------------  ------------  -------------
Investment Income
 Interest on investments.................  $8,820,273    $9,802,560     $4,423,396
                                           ----------    ----------     ----------
  Total Investment Income................   8,820,273     9,802,560      4,423,396
                                           ----------    ----------     ----------
Interest Expense
 Interest on SBA debentures..............     974,105       780,254              -
 Interest on bank debt (Note 3)..........   3,781,910     5,253,924      2,516,914
                                           ----------    ----------     ----------
  Total Interest Expense.................   4,756,015     6,034,178      2,516,914
                                           ----------    ----------     ----------
 Net Interest Income.....................   4,064,258     3,768,382      1,906,482
                                           ----------    ----------     ----------
Non-Interest Income
 Equity in earnings(losses) of
  unconsolidated subsidiary (Note 2).....      18,379       125,956        (53,022)
 Other income............................     519,030       446,209        148,125
                                           ----------    ----------     ----------
  Total Non-Interest Income..............     537,409       572,165         95,103
                                           ----------    ----------     ----------
Expenses
 Administration and advisory fees........      33,905        13,149          3,671
 Legal and accounting fees...............     367,484       344,311        144,562
 Directors' fee (Note 8).................      76,500        46,000         15,022
 Officers' and employees' salaries.......   1,028,627     1,086,569        501,063
 Employee benefit plans (Note 7).........     136,000        70,008         44,000
 Merger related costs (Note 5)...........           -             -        584,000
 Other operating expenses................   1,057,797     1,054,757        524,242
                                           ----------    ----------     ----------
  Total Expenses.........................   2,700,313     2,614,794      1,816,560
                                           ----------    ----------     ----------
 Dividends paid on minority interest.....     277,020       207,774              -
                                           ----------    ----------     ----------
 Net Investment Income...................   1,624,334     1,517,979        185,025
                                           ----------    ----------     ----------
Realized and Unrealized Gain (Loss) on
 Investments
 Realized gain (loss) on investments
  (Note 6)...............................     (21,938)       61,194              -
 Change in unrealized depreciation
  (Note 6)...............................      58,000      (140,000)             -
                                           ----------    ----------     ----------
 Net Realized and Unrealized Gain
  (Loss) on Investments..................      36,062       (78,806)             -
                                           ----------    ----------     ----------
Net Increase in Net Assets resulting
 from Operations.........................  $1,660,396    $1,439,173     $  185,025
                                           ==========    ==========     ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    SHARES OF                       CAPITAL      ACCUMULATED    RESTRICTED
                                   ------------  --------------  -------------  --------------  -----------
                                   COMMON STOCK   COMMON STOCK     IN EXCESS    UNDISTRIBUTED     CAPITAL
                                   ------------  --------------  -------------  --------------  -----------
                                   OUTSTANDING   $.01 PAR VALUE  OF PAR VALUE   INCOME (LOSS)     SURPLUS
                                   ------------  --------------  -------------  --------------  -----------
Balance at December 31, 1993.......  665,900          $6,659      $11,227,341     $  (399,918)   $      --
 Dividends paid,  common...........      --              --               --       (1,668,050)          --
 Distributable net income..........      --              --               --        1,602,396           --
 Sale of common stock..............    3,000              30           49,470             --            --
 Change in unrealized
  depreciation.....................      --              --               --           58,000           --
                                     --------          ------      -----------     -----------    ----------

Balance at December 31, 1994.......  668,900          $6,689      $11,276,811     $  (407,572)   $      --
                                     -------          ------      -----------     -----------    ----------
 Dividends declared,
  common ..........................      --              --               --       (1,003,349)          --
 Distributable net income..........      --              --               --        1,579,173           --
 SOP 93-2 Cumulative
  reclassification
  (Note 5).........................      --              --          (682,570)        682,570           --
 Gain on minority interest
  buyback (Note 4).................      --              --               --              --      6,002,100
 Change in unrealized
  depreciation.....................      --              --               --         (140,000)          --
                                     -------          ------      -----------     -----------    ----------

Balance at December 31, 1995.......  668,900          $6,689      $10,594,241     $   710,822    $6,002,100
                                     -------          ------      -----------     -----------    ----------
 Dividends declared,
  common (Note 5)..................      --              --               --       (1,010,242)          --
 Distributable net
  income...........................      --              --               --          185,025           --
 SOP 93-2 reclassification
  (Note 5).........................      --              --           (26,974)         26,974           --
 Change in unrealized
  depreciation.....................      --              --               --              --            --
                                     -------          ------      -----------     -----------    ----------
Balance at May 29, 1996............  668,900          $6,689      $10,567,267     $   (87,421)   $6,002,100
                                     =======          ======      ===========     ===========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED           PERIOD ENDED
                                          ----------------------------  -------------
                                                  DECEMBER 31,             MAY 29,
                                          ----------------------------  -------------
                                              1994           1995           1996
                                          -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Increase in Net Assets resulting
 from Operations  ......................  $  1,660,396   $  1,439,173   $    185,025
Adjustments to reconcile net income to
 net cash provided by
 operating activities:
 Depreciation and amortization..........        64,848         43,594         19,929
 Change in unrealized depreciation......       (58,000)       140,000              -
 Realized loss (gain) on investments....        21,938        (61,194)             -
 (Increase) decrease in investment in
  unconsolidated subsidiary.............       (19,379)      (125,956)        53,022
 (Increase) decrease in accrued interest
  receivable............................       (64,697)       (66,252)       (25,723)
 Decrease (increase) in other assets....       (99,434)      (794,721)       165,111
 Increase (decrease) in accounts
  payable and accrued expenses..........       (90,565)     1,036,580         70,303
 Increase (decrease) in dividends
  payable minority interest.............       (69,255)       (69,255)             -
 Increase (decrease) in accrued
  interest payable......................       143,725        257,330        (70,587)
                                          ------------   ------------   ------------
Net cash provided by operating
 activities...........................       1,489,577      1,799,299        397,080


Cash Flows from Investing Activities:
 Increase in investments................   (33,103,213)   (30,667,520)   (13,956,591)
 Proceeds from investment maturities
  and terminations......................    24,753,080     24,114,690     14,381,390
 Proceeds from liquidation of other
  assets................................       414,884        144,100              -
 Capital expenditures...................        (6,991)       (16,378)        (6,198)
                                          ------------   ------------   ------------
  Net cash provide by (used for)
   investing activities.................    (7,942,240)    (6,425,108)       418,601

Cash Flows from Financing Activities:
 Proceeds from (payments of) notes
  payable to banks......................     8,325,000     21,269,900       (900,000)
 Payments of SBA debentures.............             -    (12,500,000)             -
 Buyback of minority interest...........             -     (3,231,900)             -
 Sale of common stock...................        49,500              -              -
 Dividends paid on common stock.........    (1,668,050)    (1,003,349)      (468,230)
                                          ------------   ------------   ------------
  Net cash provided by (used for)
   financing activities.................     6,706,450      4,534,651     (1,368,230)
                                          ------------   ------------   ------------
Net Increase (Decrease) in Cash.........       253,787        (91,158)      (552,549)
Cash, beginning of period...............     1,014,537      1,268,324      1,177,166
                                          ------------   ------------   ------------
Cash, end of period.....................  $  1,268,324   $  1,177,166   $    624,617
                                          ============   ============   ============
Supplemental Information:

 Cash paid during the period for
  interest (Includes dividends paid
  on minority interest) ................  $  4,958,565   $  6,053,877   $  2,587,501

  The accompanying notes are an integral part of these consolidated financial statements.

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 29, 1996

(1)   ORGANIZATION

  On February 3, 1989, Tri-Magna Corporation, a newly formed Delaware corporation, (referred to as Tri-Magna or the Parent Company) and its subsidiary, Medallion Funding Corp. (Medallion) entered into an Agreement and Plan of Share Exchange (the Share Exchange). Tri-Magna and its wholly-owned subsidiaries Medallion, F.A.P. Holding Corp. (FAP) and Medallion Taxi Media, Inc. (Media) are collectively referred to as the Company. Under the Share Exchange, 100 shares of common stock of the Parent Company were exchanged for each of the outstanding shares of common stock of Medallion. On May 18, 1989, the shareholders of Medallion voted in favor of the Share Exchange Plan. This transaction was accounted for as a pooling of interests.

  The Parent Company was formed in January 1989 for the purpose of acquiring all of the outstanding shares of Medallion common stock pursuant to the Share Exchange. The Parent Company is a closed-end, diversified management investment company registered under the Investment Company Act of 1940 (the 1940 Act), and has elected to be treated as a regulated investment company under the Internal Revenue Code of 1986, as amended.

  Medallion was formed in 1979 for the purpose of operating as a Specialized Small Business Investment Company (SSBIC), licensed, regulated and financed in part by the U.S. Small Business Administration (SBA). Medallion was granted a license to operate as a SSBIC by the SBA on June 23, 1980. On February 2, 1982, Medallion registered as a closed-end, nondiversified investment company under the 1940 Act.

  On June 22, 1992, Medallion established a wholly-owned subsidiary, FAP. This subsidiary was established for the purpose of acquiring and managing property purchased in foreclosure from Medallion.

  On August 23, 1994, Media, a New York corporation was formed. Media is engaged in the outdoor media advertising business and is a wholly-owned subsidiary of
Tri-Magna.   On May 29, 1996, Tri-Magna was acquired by Medallion Financial
Corp., pursuant to a merger agreement dated December 21, 1995. Under the merger agreement, all of the Company's outstanding shares of capital stock was canceled in exchange for $20.00 per share.

  The accompanying consolidated financial statements include the accounts of Tri-Magna and Medallion after elimination of all intercompany amounts. (See Note
2)

  The consolidated balance sheet as of May 29, 1996 and consolidated statements of operations, shareholders' equity and cash flows for the period ended May 29, 1996 include the accounts of Tri-Magna and Medallion prior to the consummation of the merger with Medallion Financial Corp. on May 29, 1996.

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES

                                  MAY 29, 1996

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The significant accounting policies of the Company, which conform with generally accepted accounting policies and accounting principles and procedures generally accepted in the investment company industry, include the following:

 Investments

  Medallion's investments consist primarily of long-term loans to persons defined by SBA regulations as being socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 68% of Medallion's loan portfolio at December 31, 1995, and May 29, 1996 have arisen in connection with the financing of taxicab medallions, taxicabs and related assets, substantially all in the metropolitan New York area. These loans are secured by the medallions, taxicabs and related assets and are personally guaranteed by the borrowers, or in the case of corporations, personally guaranteed by the owners. The remaining portion of Medallion's portfolio represents loans to various commercial enterprises, including dry cleaners, garages, gas stations and laundromats. These loans are secured by various equipment and/or real estate and are generally guaranteed by the owners, and in certain cases, by the equipment dealers. These loans are made primarily in the metropolitan New York City area.

  Tri-Magna began funding loans in March, 1995. As of December 31, 1995 and May 29, 1996, Tri-Magna has funded 50 loans totaling $4,272,212 and 51 loans totaling $4,752,212, respectively. Of these amounts, Tri-Magna participated out a total of $2,538,721 and $2,922,721, respectively.

  Under the 1940 Act, the Company's long-term loans are considered investments and are recorded at their fair value. Since no ready market exists for these loans, fair value is determined by the Board of Directors in good faith. In determining fair value, the directors take into consideration the financial condition of the borrower, the adequacy of the collateral, and the relationships between market rates and portfolio rates. Loans were valued at cost, less unrealized depreciation of $910,000 at December 31, 1995 and May 29, 1996. The directors have determined that this valuation approximates fair value.

  The principal portion of loans serviced for others by the Company at December 31, 1995 and May 29, 1996 amounted to approximately $15,799,777 and $20,793,093, respectively.

  The Company offsets loan origination fees against related direct loan origination costs. The net amount is deferred and amortized over the life of the loan. At December 31, 1995 and May 29, 1996, the net deferred asset totaled $293,400 and $324,438, respectively. Amortization expense was $22,117, $84,684 and $83,229 for the years ended December 31, 1994 and 1995, and period ended May 29, 1996, respectively.

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES

                                  MAY 29, 1996

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Investment in Unconsolidated Subsidiary

  Tri-Magna owns 100% of the outstanding stock of Media. Tri-Magna's investment in Media is accounted for under the equity method because as a non-investment company, Media, cannot be consolidated with an investment company, Tri-Magna. Financial information for Media is summarized as follows:


                                            DECEMBER 31,     MAY 29,
                                            ------------  -------------
                BALANCE SHEET                   1995          1996
                -------------               ------------  -------------

    Cash                                      $       --      $110,182
    Accounts receivable                          214,238       285,696
    Equipment, net                               559,786       526,846
    Other                                         55,720        36,504
                                              ----------      --------
    Total Assets                              $  829,744      $959,228
                                              ==========      ========
    Notes payable                             $  275,000       275,000
    Notes payable to parent                            -       443,651
    Accrued expenses                             409,409       148,264
                                              ----------      --------
    Total Liabilities                            684,409       866,915
                                              ----------      --------
    Common stock                                   1,000         1,000
    Retained earnings                            144,335        91,313
                                              ----------      --------
    Total equity                                 145,335        92,313
                                              ----------      --------
    Total Liabilities and Shareholders
    equity                                    $  829,744      $959,228
                                              ==========      ========




                              PERIOD ENDED   YEAR ENDED   PERIOD ENDED
                              ------------  ------------  ------------
    STATEMENT OF OPERATIONS   DECEMBER 31,  DECEMBER 31,    MAY 29,
    -----------------------   ------------  ------------  ------------
                                      1994          1995          1996
                                  --------    ----------      --------
    Advertising revenue           $227,756    $1,542,013      $671,148
    Cost of services                83,341       483,721       283,891
                                  --------    ----------      --------
    Gross margin                   144,415     1,058,292       387,257
    Other operating expenses       126,036       829,293       455,278
                                  --------    ----------      --------
    Income (loss) before taxes      18,379       228,999       (68,021)
    Income taxes                      ----       103,043       (14,999)
                                  --------    ----------      --------
    Net income (loss)             $ 18,379    $  125,956      $(53,022)
                                  ========    ==========      ========


  On March 8, 1995, Tri-Magna guaranteed a demand loan for Media. At December 31, 1995 and May 29, 1996, $275,000 was outstanding at an interest rate of 2.00% over prime or (10.50%) and (10.25%) interest rate, respectively. The loan matured in June 1996 and was paid in full.

 Federal Income Taxes

  It is the Company's policy to comply with the provisions of the Internal Revenue Code applicable to regulated investment companies, which require the Company to distribute at least 90% of its investment company taxable income to its shareholders. Therefore, no provision for federal income tax has been made.

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES

                                  MAY 29, 1996

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  FAP and Media have elected to be taxed as regular corporations and, for the year ended December 31, 1995, recorded a provision for income taxes totaling
approximately $103,000.   For the period ended May 29, 1996 both entities
incurred operating losses and required no provision for income taxes. The provision (benefit) for income taxes are reflected in equity in earnings of unconsolidated subsidiary on the accompanying consolidated statement of operations.

 Income Recognition

  When, in the judgment of management, collection of any portion of the interest or principal amount of a receivable is in doubt, accrual of interest income is discontinued, and interest is recorded when received. At December 31, 1995 and May 29 , 1996, nonaccrual loans totaled approximately $1,299,357 and $1,903,843, respectively, and the related foregone interest income amounted to approximately $218,853 and $106,856, respectively. Additionally, at December 31, 1995 and May 29, 1996, restructured loans totaled approximately $380,002 of which $0 was included in nonaccrual loans, respectively. Other income on the accompanying consolidated statements of operations consists of late fees, prepayment penalties and fee income.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(3)   NOTES PAYABLE TO BANKS

  At December 31, 1995 and May 29, 1996, the Company had outstanding bank borrowings under the following agreements:

                                DECEMBER 31,    MAY 29,
                                ------------  ------------
            DESCRIPTION             1995          1996
            -----------         ------------  ------------
    Revolving Credit Agreement   $73,150,000    72,250,000
    Term Loan Agreements           5,231,900     5,231,900
    Short-Term Note                1,913,000     1,913,000
                                 -----------   -----------
    Total                        $80,294,900   $79,394,900
                                 ===========   ===========

  Borrowings under these agreements are secured by all assets of the Company.

Revolving Credit Agreement

  On March 27, 1992 (and as subsequently amended), the Company entered into a committed revolving credit agreement (the Revolver) with a group of banks. The Company extended the Revolver until June 30, 1997 at an aggregate credit commitment amount of $78,000,000 pursuant to the Renewal and Extension Agreement dated March 29, 1996. The Revolver may be extended annually thereafter upon the option of the participating banks and acceptance by the Company. Should any participating bank not extend its committed amount, the Revolver agreement provides that each bank shall extend a term loan equal to its share of the principal amount outstanding of the revolving credit note.

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES

                                  MAY 29, 1996

(3)   NOTES PAYABLE TO BANKS (CONTINUED)

Maturity of the term note shall be the earlier of two years or any other date on which it becomes payable in accordance with the Revolver. Interest and principal payments are to be made monthly. Interest is calculated monthly at either the bank's prime rate or a rate based on the adjusted London Interbank Offered Rate of interest (LIBOR) at the option of the Company. Substantially all promissory notes evidencing the Company's investments are held by a bank, as collateral agent under the agreement. Outstanding borrowings under the Revolver were $73,150,000 and $72,250,000, at December 31, 1995 and May 29, 1996, at an
average interest rate of 7.40% and 6.87%, respectively. During the year ended December 31, 1995 and for the period ended May 29, 1996, the Company's weighted average borrowings were approximately $62,203,800 and $73,180,000 and the maximum outstanding borrowings were $73,150,000 and $74,150,000, respectively. The weighted average interest rates on the weighted average borrowings were 7.64% and 7.44% during the year ended December 31, 1995 and the period ended May 29, 1996, respectively.

  The Company is required to pay an annual facility fee of 1/4% effective prospectively as of March 28, 1995 on the Revolver aggregate commitment. For the year ended December 31, 1994 and up through March 27, 1995, the Company was required to pay an annual facility fee of 3/8%. Additionally, effective prospectively as of September 29, 1995, the Company is required to pay an additional annual fee of $62,500.

 Term Loan Agreements

  At December 31, 1995 and May 29, 1996, the Company had borrowed a total of $2,000,000 under a term loan agreement (Term Loan) with a bank. The $2,000,000 was outstanding at December 31, 1995 and May 29, 1996. During 1995, the fixed interest rate of 5.88% was increased to 7.5%. Interest payments are due quarterly. The weighted average interest rate paid on such borrowings was 6.68% and 7.50%, during the year ended December 31, 1995 and period ended May 29, 1996, respectively. The total term borrowings outstanding at May 29, 1996 under this agreement are due in July 1997.

  On September 29, 1995, Tri-Magna entered into a $3,231,900 term loan with a certain bank maturing on May 31, 1996. Interest is paid monthly at the prime rate. The loan is secured by all assets of Tri-Magna. The proceeds of this loan were invested in Medallion as a capital contribution to facilitate the repurchase of its preferred stock from the SBA. (See Notes 4 and 10)

 Short-Term Note

  On December 19, 1994, Tri-Magna entered into a demand promissory note (Demand
Note) with a certain bank. On September 1, 1995, the Demand Note was converted into a $2,000,000 short-term secured note (Short-Term Note) which matures on August 31, 1996. Interest is calculated monthly at either the bank's prime rate or a rate based upon adjusted LIBOR at the option of the Company. Substantially all promissory notes evidencing Tri-Magna's investments are pledged to the bank as collateral. The Company is required to pay an annual facility fee of 1/4% effective prospectively as of September 29, 1995 on the aggregate amount of the note. Outstanding borrowings under the Short-Term Note were $1,913,000 at December 31, 1995 and May 29, 1996, at an average interest rate of 7.59% and 6.84%, respectively. During the year ended December 31, 1995 and period ended May 29, 1996, Tri-Magna's weighted average borrowings were approximately $1,025,500 and $1,902,820 and the maximum outstanding borrowings were $1,913,000. The weighted average interest rate on such borrowings was 8.49% and 8.45% during the year ended December 31, 1995 and period ended May 29, 1996, respectively.

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES

                                  MAY 29, 1996

(3)   NOTES PAYABLE TO BANKS (CONTINUED)

Interest Rate Cap Agreements

  On April 7, 1995, the Company entered into three interest rate cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. These agreements limit the Company's maximum LIBOR exposure on $20,000,000 of its revolving credit facility to 7.5%. The premiums paid under these agreements were $46,875, $31,000 and $46,687, respectively. The premiums have been capitalized and are being amortized over the two-year term of the agreements, which expires on April 7, 1997. The Company is exposed to credit loss in the event of nonperformance by the counterparties on these interest rate cap agreements. The Company does not anticipate nonperformance by any of these parties.

  On November 16, 1995, the Company entered into three additional interest rate cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. These agreements limit the Company's maximum LIBOR exposure on an additional $20,000,000 of its revolving credit facility to 7.0%. The premiums paid under these agreements were $13,000, $25,000 and $12,500, respectively. The premiums have been capitalized and are being amortized over the two-year terms of the agreements, which expire on November 16, 1997. The Company is exposed to credit loss in the event of nonperformance by the counterparties on these interest rate cap agreements. The Company does not anticipate nonperformance by any of these parties.

(4)   MINORITY INTEREST

  On September 29, 1995, Medallion repurchased and retired all of its 3% preferred stock owned by the SBA at a discount of 65%, under an SBA preferred stock repurchase agreement. The effective date of the buyback was August 12, 1994. The purchase price of the preferred stock was $3,231,900. The amount of the discount, $6,002,100, was recorded as an increase in capital in an account separate from other paid-in capital accounts, as restricted capital surplus account. Under the repurchase agreement, the SBA retains a liquidating interest in the amount of the discount on the repurchase, which expires on a straight line basis over five years or on a later date if an event of default, as defined in the agreement, has occurred and such default has not been cured or waived. Upon the occurrence of any event of default, the SBA's liquidating interest will become fixed at the level immediately preceding the event of default and will not accrete further until the default is cured or waived.

  While the liquidating interest expires over a five-year period, the balance in the restricted capital surplus account remains unchanged in accordance with the SBA requirements. The SBA requires this treatment because the additional equity obtained as a result of the repurchase transaction is subject to certain restrictions that remain even after the liquidated interest has been eliminated. In the event of Medallion's liquidation, the unexpired portion of the liquidating interest becomes immediately payable to the SBA.

  At December 31, 1995 and May 29, 1996, the unaccreted amount of the SBA's liquidating interest in the restricted capital surplus was $4,351,523 and $3,851,348, respectively.

(5)   SHAREHOLDERS' EQUITY

  As discussed in Note (4), under the terms of the preferred stock repurchase agreement with the SBA, a change in ownership of the Company could result in the unexpired portion of the liquidating interest becoming payable to the SBA. This provision was waived and the merger transaction with Medallion Financial Corp. was approved by the SBA.

  Direct costs associated with the merger agreement with Medallion Financial Corp., previously deferred by the Company, were expensed on May 29, 1996. Total direct costs charged to results of operations were $584,000.

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES

                                  MAY 29, 1996

(5)   SHAREHOLDERS' EQUITY (CONTINUED)


  On May 29, 1996, the Company declared an additional and liquidation dividend of $0.81 per share totaling $542,012, payable on May 29, 1996 to the shareholders at record as of such date.

  In accordance with Statement of Position 93-2, ''Determination, Disclosure and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies,'' a cumulative amount of $709,544 has been reclassified from capital in excess of par value to accumulated undistributed income on the accompanying consolidated balance sheets. This reclassification has no impact on the Company's total shareholders' equity and is designed to present the Company's capital accounts on a tax basis.

(6)   REALIZED LOSSES (GAINS) AND UNREALIZED DEPRECIATION ON INVESTMENTS

  A summary of realized losses and unrealized depreciation on investments for the period ended May 29, 1996 and the years ended December 31, 1995 and 1994 is as follows:


                                            PERIOD ENDED        YEAR ENDED
                                       ----------------------  -------------
                                              MAY 29,          DECEMBER 31,
                                       ----------------------  -------------
         UNREALIZED DEPRECIATION          1996        1995         1994
         -----------------------       ----------  ----------  -------------
    Balance at Beginning of Period     $(910,000)  $(770,000)     $(828,000)
    Change in Unrealized Depreciation        --     (140,000)        58,000
                                       ---------   ---------      ---------
    Balance at End of Period           $(910,000)  $(910,000)     $(770,000)
                                       =========   =========      =========

  For the period ended May 29, 1996 and the years ended December 31, 1995 and 1994, realized losses and (gains) were $0, $(61,194), and $21,938, respectively.

(7)   EMPLOYEE BENEFIT PLANS

  The Company maintains a defined contribution employee benefit plan, the Medallion Funding Corp. Profit-Sharing Retirement Plan (the Profit-Sharing
Plan), under which substantially all Tri-Magna and Medallion employees and officers are covered.

  In addition, prior to March 31, 1996, the Company also maintained a defined contribution employee pension plan, the Medallion Funding Corp. Pension Plan, (the Pension Plan).

  The Company's management acts as trustee of both Plans. Under the Profit-Sharing Plan, voluntary employee as well as Company contributions are allowed. Under the Pension Plan, the Company contributed up to 10% of each participants annual compensation. Total employer contributions to both Plans is limited to the lesser of 10% of each participant's compensation or $10,000, annually. On March 31, 1996, the Pension Plan was terminated by the Board of Directors. The Company contributions, at participants' option were transferred to other plans.

  The expense for employee benefit plans was approximately $70,000, $136,000 and $44,000 for the years ended December 31, 1995 and 1994 and the period ended May 29, 1996, respectively.

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES

                                  MAY 29, 1996

(8)   TRANSACTIONS WITH RELATED PARTIES

  Certain officers and directors of Medallion are also shareholders of Tri-Magna. Officers' salaries are set by the Board of Directors. Directors who are not officers receive a fee of $1,000 per meeting. Directors who are members of committees receive $500 for each meeting attended. Directors who are members of the independent committee receive $1,000 for each meeting attended. One loan receivable has been guaranteed by a related party.

(9)   COMMITMENTS AND CONTINGENCIES

  At December 31, 1995, and May 29, 1996, the Company's unfunded commitments were approximately $2,447,800 for 35 loans and $2,958,900 for 29 loans, respectively, that bear interest at rates ranging from 9.0% to 16.0% and 9.3% to 15.0%, respectively.

  The Company has operating lease agreements for its executive and general offices, expiring in December 1997, as amended. The leases call for an aggregate annual rental of approximately $235,000, subject to certain escalation clauses. During the years ended December 31, 1995 and 1994, and period ended May 29, 1996, rental expenses totaled $194,279, $195,777 and $94,422, respectively, and are included in other operating expenses.

  The Company is a party to various legal proceedings arising from the normal course of business, none of which, in management's opinion, is expected to have a material adverse impact on the Company's financial position or results of operations.

(10)     SUBSEQUENT EVENTS

On June 28, 1996 and January 28, 1997, Medallion increased the amount available under the Revolver by $7,000,000 and $20,000,000, respectively. The aggregate commitments under the Revolver was $85,000,000 and $105,000,000 at such dates, respectively. Subsequent to the merger of Tri-Magna into Medallion Financial Corp. on May 29, 1996 the Term Loan of $3,231,900 was paid in full. The $2,000,000 Short-Term Note was assumed by Medallion Financial Corp. and was converted into a $5,000,000 revolving credit agreement on December 1, 1996.

As a result of the merger of Tri-Magna into Medallion Financial Corp., Medallion became a wholly-owned subsidiary of Medallion Financial Corp. On February 11, 1997 the SBA approved an amendment to the charters of Medallion and another wholly-owned subsidiary, Transportation Capital Corp. (TCC), converting these subsidiaries from SSBICs to SBICs. The conversion eliminates the restriction for Medallion and TCC to lend only to individuals as being socially or economically disadvantaged, or to small business concerns that are at least 50% owned by such persons, as defined in the SBIA, subject to certain restrictions.

Effective January 1, 1997, Medallion Financial Corp. decided to merge all of the assets and liabilities of TCC into Medallion, subject to the approval of the SBA. This is expected to occur by the end of the second quarter of 1997.

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES

                                  MAY 29, 1996

(11)   FAIR VALUE OF FINANCIAL INSTRUMENTS

  SFAS No. 107, ''Disclosures About Fair Value of Financial Instruments,'' requires disclosure of fair value information about certain financial instruments, whether assets, liabilities or off-balance sheet commitments, if practicable. The following methods and assumptions were used to estimate the fair value of each class of financial instruments. Fair value estimates which were derived from broker quotes cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

In addition, SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     Investments - As described in Note 2, the carrying amount of investments is the estimated fair value of such investments.

     Notes payable to banks and demand notes - Due to the short-term nature of these instruments, the carrying amount approximates fair value.

     Commitments to Extend Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At May 29, 1996, the estimated fair value of these off-balance sheet instruments was not material.

     Interest Rate Cap Agreements - The fair value is estimated based on market
prices or dealer quotes. At   May 29, 1996, estimated fair value of these off-
balance sheet instruments was not material.


                                   DECEMBER 31, 1995              MAY 29, 1996
                           ----------------------------  -----------------------------
                           CARRYING AMOUNT  FAIR VALUE   CARRYING AMOUNT   FAIR VALUE
                           ---------------  -----------  ---------------  ------------
Financial assets:
 Investments                   $96,046,416  $96,046,416      $95,621,617   $95,621,617
Financial liabilities:
 Notes payable to banks
  and demand notes             $80,294,900  $80,294,900      $79,394,900   $79,394,900

                             TRI-MAGNA CORPORATION
                      CONSOLIDATED SCHEDULE OF INVESTMENTS

                                  MAY 29, 1996

                                             BALANCE       INTEREST
                                          -------------  ------------
            NUMBER OF LOANS                OUTSTANDING       RATE
            ---------------               -------------  ------------
                    2                      $    92,529    5.00%-7.00%
                   16                        3,625,886          8.00
                    3                          287,797          8.25
                   18                        2,783,824          8.50
                   10                          901,136          8.63
                   12                          981,255          8.75
                   55                        6,751,204          9.00
                   99                        8,133,949          9.25
                  122                       14,125,122          9.50
                    2                          114,819          9.63
                   32                        3,825,894          9.75
                  119                       10,989,259         10.00
                   30                        3,236,713         10.25
                   40                        3,994,604         10.50
                   29                        2,628,392         10.75
                    1                           59,382         10.90
                   43                        3,983,410         11.00
                    6                          356,496   11.25-11.50
                    2                          146,961         11.75
                   53                        3,878,890         12.00
                    7                          448,314         12.50
                    3                          369,083   12.75-12.95
                   99                        5,177,644         13.00
                    2                          372,799         13.25
                   22                        1,165,954         13.50
                    3                           46,411   13.75-13.87
                   97                        4,612,518         14.00
                    4                          105,443   14.05-14.30
                   19                        1,163,039         14.50
                    7                          213,388   14.75-14.84
                  224                        9,955,553         15.00
                    8                          687,574         15.20
                    7                          208,929         15.25
                    5                           88,044         15.50
                    1                          100,239         15.75
                   11                          325,999         16.00
                    5                          193,989   16.50-18.00
                    2                           74,737         19.00
                -----                      -----------
    Total:      1,220                      $96,207,179         10.92%
                =====

   Plus: Loan Origination Costs, Net.....      324,438
                                           -----------
    Total Investments at Cost............  $96,531,617

   Less: Unrealized depreciation on
    investments                               (910,000)
                                           -----------
    Total Investments at directors'        $95,621,617
     valuation                             ===========

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 1995

                                             BALANCE       INTEREST
                                          -------------  ------------
                                           OUTSTANDING       RATE
            NUMBER OF LOANS               -------------  ------------
            ---------------
                    2                      $   101,632     5.00-7.00%
                   18                        3,715,031          8.00
                    3                          298,833          8.25
                   21                        3,279,235          8.50
                    9                        1,331,792          8.75
                   56                        8,152,656          9.00
                   70                        7,111,900          9.25
                  116                       13,814,980          9.50
                    2                          120,696          9.63
                   24                        2,677,911          9.75
                  150                       12,175,743         10.00
                   33                        3,207,015         10.25
                    1                          130,055         10.38
                   41                        4,181,332         10.50
                   31                        2,959,616         10.75
                    1                           65,064         10.90
                   41                        3,930,343         11.00
                    9                          614.874   11.25-11.75
                   58                        4,260,742         12.00
                    9                          490,107         12.50
                    4                          406,362   12.75-12.95
                   96                        5,426,944         13.00
                    3                          630,453         13.25
                   20                        1,114,053         13.50
                    3                           60,526   13.75-13.87
                   86                        4,316,872         14.00
                    1                           41,995         14.05
                    1                           47,046         14.20
                    1                            8,181         14.25
                    1                           16,166         14.30
                   15                        1,000,341         14.50
                    7                          227,427   14.75-14.84
                  206                        9,123,581         15.00
                    8                          723,762         15.20
                    8                          250,164         15.25
                    7                          134,764         15.50
                    2                          101,658   15.63-15.75
                    8                          289,662         16.00
                    6                          123,502   16.25-18.00
                -----                      -----------
         Total: 1,178                      $96,663,016         10.88%
                =====

         Plus: Loan Origination Costs,
          Net...........................       293,400
                                           -----------
            Total Investments at Cost...    96,956,416

         Less: Unrealized depreciation
          on investments................      (910,000)
                                           -----------
            Total Investments at
             directors' valuation          $96,046,416
                                           ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Transportation Capital Corp.:


  We have audited the accompanying balance sheets of Transportation Capital Corp. (a New York corporation) as of December 31, 1995, and May 29, 1996, including the schedule of investments other than investments in affiliates and schedule of loans as of December 31, 1995 and May 29, 1996, the related statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1995 and the five month period ended May 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  As explained in Note 1, the financial statements include loans receivable valued at $9,154,139 (53% of total assets) as of December 31, 1995 and at $9,312,331 (56% of total assets) as of May 29, 1996, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the loans existed, and the differences could be material.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transportation Capital Corp. as of December 31, 1995 and May 29, 1996, and the results of its operations and its cash flows for the year ended December 31, 1995 and the five month period ended May 29, 1996, in conformity with generally accepted accounting principles.



                             /s/ Arthur Andersen LLP

Boston, Massachusetts
March 26, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Transportation Capital Corp.:

  We have audited the accompanying Statement of Operations of Transportation Capital Corp. (a New York corporation), and the related statements of shareholders' equity and cash flows for of the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for Transportation Capital Corp. for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


                               /s/ Coopers & Lybrand LLP

New York, New York
October 24, 1995

                          TRANSPORTATION CAPITAL CORP.

                                 BALANCE SHEETS

                                          DECEMBER 31,     MAY 29,
                                          -------------  ------------
                                              1995           1996
                                          -------------  ------------
ASSETS
 Loans Receivable........................  $ 9,796,728   $ 9,924,748
 Allowance for Loan Losses...............     (642,589)     (612,417)
                                           -----------   -----------
  Loans receivable, at fair value........    9,154,139     9,312,331
 Cash and Cash Equivalents...............    7,780,717     6,797,183
 Accrued Interest Receivable.............      133,722       118,384
 Furniture, Fixtures and Leasehold
  Improvements, at cost, less accumulated
  depreciation $12,256 and $14,122.......       16,253        14,387
 Other Assets............................       72,877        62,394
 Deferred Income Taxes...................      257,900       246,365
                                           -----------   -----------
 Total Assets............................  $17,415,608   $16,551,044
                                           ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
  Debentures payable to the Small
   Business Administration..............   $ 6,730,000   $ 5,640,000
  Accrued interest payable...............       35,071       139,068
  Accrued dividend payable...............           --       116,725
  Accrued expenses.......................      171,888       111,960
                                           -----------   -----------
 Total Liabilities.......................    6,936,959     6,007,753
                                           -----------   -----------
Commitments and Contingencies
Shareholders' Equity:
 3% Cumulative preferred stock, $1,000
  par value --
  Authorized -- 9,000 shares
  Issued and outstanding -- none.........           --            --
 Common stock, $.125 par value --
  Authorized -- 5,000,000 shares
  Issued and outstanding -- 100 shares...           13            13
 Additional paid-in capital..............    7,749,456     7,749,456
 Restricted contributed capital surplus..    2,199,166     2,199,166
 Accumulated undistributed net
  investment income......................    5,060,597     5,104,110
 Accumulated net realized loan losses....   (4,144,594)   (4,141,637)
 Net unrealized depreciation on loans....     (385,989)     (367,817)
                                           -----------   -----------
 Total Shareholders' Equity..............   10,478,649    10,543,291
                                           -----------   -----------
 Total Liabilities and Shareholders'
  Equity.................................  $17,415,608   $16,551,044
                                           ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          TRANSPORTATION CAPITAL CORP.

                            STATEMENTS OF OPERATIONS


                                                                            PERIOD ENDED
                                                                            ------------
                                           YEAR ENDED DECEMBER 31,             MAY 29,
                                          -------------------------------  -------------
                                               1994             1995           1996
                                          ---------------  --------------  -------------
Investment Income:
 Interest from small business concerns
  (net of interest to
  participants).............................  $2,001,527      $1,411,116      $ 525,883
 Interest from treasury bills...............     215,353         425,318        156,243
                                              ----------      ----------      ---------
                                               2,216,880       1,836,434        682,126
                                              ----------      ----------      ---------
Expenses:
 Interest...................................     708,695         450,071        148,362
 Salaries...................................     246,874         227,343         79,899
 Legal and other professional fees..........     356,162         350,178        131,226
 Rent expense...............................      58,046          23,999         10,865
 General and administrative.................      50,533         158,810         37,430
                                              ----------      ----------      ---------
                                               1,420,310       1,210,401        407,782
                                              ----------      ----------      ---------
Investment Income Before Income Taxes.......     796,570         626,033        274,344
Income Tax Provision........................    (342,948)       (269,723)      (114,106)
                                              ----------      ----------      ---------
 Net Investment Income......................     453,622         356,310        160,238
                                              ----------      ----------      ---------
Realized Loan (Losses) Gains Before
 Income Taxes...............................    (144,058)        (50,055)         5,247
Income Tax Benefit (Provision)..............      59,748          22,399         (2,290)
                                              ----------      ----------      ---------
 Net Realized Loan (Losses) Gains...........     (84,310)        (27,656)         2,957
                                              ----------      ----------      ---------
Change in Unrealized Depreciation on
 Loans Before Income
 Taxes......................................     790,283         335,261         30,172
Deferred Income Tax Provision...............    (369,700)       (133,900)       (12,000)
                                              ----------      ----------      ---------
Net Change in Unrealized Depreciation
 on Loans...................................     420,583         201,361         18,172
                                              ----------      ----------      ---------
 Increase in Net Assets from Operations.....  $  789,895      $  530,015      $ 181,367
                                              ==========      ==========      =========






   The accompanying notes are an integral part of these financial statements.

                          TRANSPORTATION CAPITAL CORP.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                             RESTRICTED
                                                                                                             -----------
                                      PREFERRED STOCK                   COMMON STOCK          ADDITIONAL     CONTRIBUTED
                                      ---------------                   ------------          ----------     -----------
                                SHARES                             SHARES                       PAID-IN        CAPITAL
                                ------                             ------                       -------        -------
                             OUTSTANDING         AMOUNT         OUTSTANDING       AMOUNT        CAPITAL        SURPLUS
                             ------------        ------         ------------      ------        -------        -------
Balance, December 31, 1993      3,3831/3          $ 3,383,333     2,486,804       $ 310,851    $6,250,529       $      --
Merger of TCC Purchase Co.           --                  --      (2,486,704)       (310,838)      314,760              --
Net investment income                --                  --           --                 --          --                --
Net realized loan losses             --                  --           --                 --          --                --
Net change in unrealized
 depreciation on loans               --                  --           --                 --          --                --
                              ----------          -----------    ----------       ---------    ----------       ----------
Balance, December 31, 1994      3,3831/3          $   383,333           100       $      13    $6,565,289       $      --
                              ==========          ===========    ==========       =========    ==========       ==========

Net investment income                --                  --           --                 --            --              --
Net realized loan losses             --                  --           --                 --            --              --
Net change in unrealized
 depreciation on loans               --                  --           --                 --            --              --
Capital contribution                 --                  --           --                 --       310,818              --
Capitalization of
 accumulated
 undistributed net
 investment income                   --                  --           --                 --       873,349               --
Repurchase of 3% preferred
 stock                        (3,383 1/3)          (3,383,333)        --                 --            --        2,199,166
                              ----------          -----------    ----------       ---------    ----------       ----------
Balance, December 31, 1995           --          $         --         100         $      13    $7,749,456       $2,199,166
                              ==========          ===========    ==========       =========    ==========       ==========

Net investment income                --                    --         --                 --            --               --
Net realized loan gains              --                    --         --                 --            --               --
Preferred dividends
 declared..................
Net change in unrealized
 depreciation on loans               --                    --         --                 --            --               --
                              ----------          -----------    ----------       ---------    ----------       ----------

Balance, May 29, 1996                --          $         --         100       $      13    $7,749,456       $2,199,166
                              ==========          ===========    ==========       =========    ==========       ==========

                               ACCUMULATED
                               -----------
                              UNDISTRIBUTED    ACCUMULATED        NET
                              -------------    -----------        ---
                                   NET             NET        UNREALIZED        TOTAL
                                   ---             ---        ----------        -----
                                INVESTMENT      REALIZED     DEPRECIATION   SHAREHOLDERS'
                                ----------      --------     ------------   -------------
                                  INCOME       LOAN LOSSES     ON LOANS         EQUITY
                                  ------       -----------     --------         ------
Balance, December 31, 1993.....  $5,124,014    $(4,032,628)   $(1,007,933)    $10,028,166
Merger of TCC Purchase Co......         --              --             --           3,922
Net investment income..........     453,622             --             --         453,622
Net realized loan losses.......         --         (84,310)            --         (84,310)
Net change in unrealized
 depreciation on loans.........         --              --        420,583         420,583
                                 ----------    -----------    -----------     -----------
Balance, December 31, 1994.....  $5,577,636    $(4,116,938)   $  (587,350)    $10,821,983
                                 ==========    ===========    ===========     ===========

Net investment income..........     356,310            --              --         356,310
Net realized loan losses.......         --        (27,656)             --         (27,656)
Net change in unrealized
 depreciation on loans.........                        --         201,361         201,361
Capital contribution...........         --             --              --         310,818
Capitalization of
 accumulated
 undistributed net
 investment income.............    (873,349)           --              --             --
Repurchase of 3% preferred
 stock.........................         --             --              --      (1,184,167)
                                 ----------    -----------    -----------     -----------
Balance, December 31, 1995.....  $5,060,597    $(4,144,594)   $  (385,989)    $10,478,649
                                 ==========    ===========    ===========     ===========

Net investment income..........     160,238             --             --         160,238
Net realized loan gains........         --           2,957             --           2,957
Preferred dividends
 declared......................    (116,725)                                     (116,725)
Net change in unrealized
 depreciation on loans.........         --              --         18,172          18,172
                                 ----------    -----------    -----------     -----------

Balance, May 29, 1996..........  $5,104,110    $(4,141,637)   $  (367,817)    $10,543,291
                                 ==========    ===========    ===========     ===========




   The accompanying notes are an integral part of these financial statements.

                          TRANSPORTATION CAPITAL CORP.

                            STATEMENTS OF CASH FLOWS

                                                                            PERIOD ENDED
                                                                            ------------
                                           YEAR ENDED DECEMBER 31,             MAY 29,
                                          ------------------------------  --------------
                                               1994            1995            1996
                                          --------------  --------------  --------------
Cash Flows from Operating Activities:
 Increase in net assets from operations..  $    789,895    $    530,015     $   181,367
 Adjustments to reconcile increase in
  net assets from operations to net
  cash provided by
  (used for) operating activities  --
  Change in unrealized depreciation on
   loans.................................      (790,283)       (335,261)        (30,172)
  Provision for deferred taxes...........       549,800         138,300          11,535
  Depreciation and amortization..........        14,199          14,570           1,866
  Realized loan losses...................       144,058          50,055          (5,247)
  Net change in  --
   Accrued interest receivable...........       141,191          14,216          15,338
   Other assets..........................      (102,185)        116,687          10,483
   Accrued interest payable..............      (148,943)        (38,317)        103,997
   Accrued expenses......................      (462,757)         46,377         (59,928)
                                           ------------    ------------     -----------
 Net cash provided by operating
  activities.............................       134,975         536,642         229,239
                                           ------------    ------------     -----------
Cash Flows from Investing Activities:
 Principal collected on loans............    19,628,701      14,820,116       6,510,178
 Advances on loans.......................   (12,682,418)    (13,697,563)     (6,632,951)
 Furniture, fixtures and office
  equipment..............................         3,500          (4,339)            --
                                           ------------    ------------     -----------
 Net cash provided by (used for)
  investing activities...................     6,949,783       1,118,214        (122,773)
                                           ------------    ------------     -----------
Cash Flows from Financing Activities:
 Repurchase of preferred stock from SBA..           --       (1,184,167)           --
 Repayment of debentures payable to SBA..    (2,800,000)     (1,200,000)     (1,090,000)
 Capital contribution....................           --          310,818            --
 Merger of TCC Purchase Co...............         3,922             --             --
                                           ------------    ------------     -----------
 Net cash used for financing activities..    (2,796,078)     (2,073,349)     (1,090,000)
                                           ------------    ------------     -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents........................     4,288,680        (418,493)       (983,534)
Cash and Cash Equivalents, Beginning of
 Period..................................     3,910,530       8,199,210       7,780,717
Cash and Cash Equivalents, End of........  ------------    ------------     -----------
 Period..................................  $  8,199,210    $  7,780,717     $ 6,797,183
                                           ============    ============     ===========
Supplemental Disclosure of Cash Flow
 Information:
 Cash paid during the period for  --
  Interest...............................  $    857,638    $    488,388     $    44,365
                                           ============    ============     ===========
  Net income tax payments................  $    132,852    $    205,322     $   152,260
                                           ============    ============     ===========



   The accompanying notes are an integral part of these financial statements.

                          TRANSPORTATION CAPITAL CORP.

                         NOTES TO FINANCIAL STATEMENTS

                                  MAY 29, 1996


(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  Transportation Capital Corp. (the Company), a New York corporation, was an indirect wholly owned subsidiary of Leucadia National Corporation (Leucadia) and is licensed by the Small Business Administration (SBA) to operate as a specialized small business investment company (SSBIC) under the Small Business Investment Act of 1958, as amended. Effective on May 29, 1996, the Company was acquired by Medallion Financial Corp. and registered as a closed-end management investment under the Investment Company Act of 1940, as amended (the 1940 Act). The balance sheet as of May 29, 1996 and statements of operations, changes in shareholders' equity and cash flows for the period ended May 29, 1996 included the accounts of the Company prior to the consummation of the acquisition by Medallion Financial Corp. on May 29, 1996.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Loans and the Allowance for Loan Losses

  Loans, net of participation sold to other lenders and an allowance for possible losses, are stated at fair value. The fair value of such loans is determined in good faith by the Board of Directors. The allowance for loan losses is maintained at a level that, in the Board of Director's judgment, is adequate to absorb losses inherent in the portfolio.

  The allowance is reviewed and adjusted periodically by the Board of Directors on the basis of available information, including the fair value of the underlying collateral; individual credit risks; past loss experience; the volume, composition and growth of the portfolio; and current and projected economic conditions. Assets acquired in satisfaction of loans are carried at estimated net realizable value.

  A fully collateralized loan is placed on nonearning status once it becomes 180 days past due as to principal and interest. Loans that are not fully collateralized are placed on nonearning status when they are 90 days past due as to principal or interest. Interest on nonearning loans is recognized as income when collected.

 Realized Loan Losses

  Realized loan losses consist of write-offs of loans or assets acquired in satisfaction of loans, net of recoveries.

 Unrealized Depreciation on Loans

  All unrealized changes in the value of loans, including the provision for losses, are included in the caption net change in unrealized depreciation on loans, which is net of income tax effect. Net unrealized depreciation on loans at December 31, 1995 and May 29, 1996 is net of deferred income taxes of $256,600 and $244,600, respectively.

                          TRANSPORTATION CAPITAL CORP.

                                  MAY 29, 1996


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Depreciation and Amortization

  Depreciation and amortization of furniture, fixtures, office equipment and leasehold improvements is computed using straight-line and accelerated methods at rates adequate to allocate the cost of applicable assets over their estimated useful lives or, if less, the term of the lease. Depreciation and amortization amounted to $4,296, $3,925 and $1,866 for the years ended December 31, 1995 and 1994 and period ended May 29, 1996, respectively.

 Income Taxes

  For the period ended May 29, 1996, the Company's results of operations was reported in the consolidated federal income tax return filed by Leucadia. The Company and Leucadia were operating under a tax sharing agreement pursuant to which the Company made payments to (or receives payments from) Leucadia consisting of the tax liability that the Company would incur if it filed a separate federal income tax return.

  The Company provided for income taxes using the liability method under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the liability method, deferred income taxes are provided at the statutory rates for differences between the tax and accounting bases of substantially all assets and liabilities and for carryforwards. A valuation allowance is provided if deferred tax assets are not considered more likely than not to be realized.

 Cash and Cash Equivalents

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and loan receivables.

  The Company considers short-term instruments with original maturities of three months or less, measured from their acquisition date, to be cash equivalents. Cash and cash equivalents consist of cash in banks and U.S. Treasury bills at market value.

 Noncash Investing Activities

  During the years ended 1995 and 1994 and period ended May 29, 1996, the Company refinanced loans amounting to $740,826, $1,041,933 and $1,696,715, respectively.

                          TRANSPORTATION CAPITAL CORP.

                                  MAY 29, 1996


(2)   LOANS RECEIVABLE

  Nonearning and reduced rate loans outstanding were approximately $88,200 and $86,800 at December 31, 1995 and May 29, 1996, respectively. At December 31, 1995 and May 29, 1996, there were no commitments to loan additional funds to borrowers whose loans were classified as nonearning or reduced rate.

  Transactions in the allowance for loan losses are summarized as follows:

                                                  YEAR ENDED         PERIOD ENDED
                                            -----------------------  -------------
                                                 DECEMBER 31,           MAY 29,
                                            -----------------------  -------------
                                               1994         1995         1996
                                            -----------  ----------  -------------
    Balance, beginning....................  $1,768,133   $ 977,850       $642,589
    Charge-offs...........................    (176,975)    (61,672)           --
    Recoveries............................      32,917      11,617          5,247
    Interest income deferred (received)...    (289,430)        --            --
    Reduction in allowance................    (356,795)   (285,206)       (35,419)
                                            ----------   ---------       --------
    Balance, ending.......................  $  977,850   $ 642,589       $612,417
                                            ==========   =========       ========

(3)   DEBENTURES PAYABLE TO THE SMALL BUSINESS ADMINISTRATION

  Debentures payable to the SBA at December 31, 1995 and May 29, 1996 consisted of subordinated debentures with the following maturities and interest rates (interest is payable semi-annually):


     PRINCIPAL AMOUNT AT
    ----------------------
    DECEMBER 31,  MAY 29,
       1995        1996     DUE DATE   INTEREST RATE
    ----------  ----------  --------  ----------------

    $1,090,000  $       --  05/07/96  7.375% per annum
     5,640,000   5,640,000  06/01/02  5.000% per annum
    ----------  ----------            through 5/31/97,
                                       8% thereafter

    $6,730,000  $5,640,000
    ==========  ==========

  Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its capital stock, make any distributions to its shareholders other than dividends out of accumulated undistributed net investment income (as computed in accordance with SBA regulations) or increase salaries under certain conditions without the prior written approval of the SBA.

                          TRANSPORTATION CAPITAL CORP.

                                  MAY 29, 1996


(4)   SHAREHOLDERS' EQUITY

  The Company had an Employee Incentive Stock Option Plan (the Plan), that expired on February 18, 1996.

  On August 14, 1995, the Company repurchased and retired all of its 3% preferred stock owned by the SBA at a discount of 65% under an SBA 3% preferred stock repurchase agreement dated March 22, 1995. The purchase price of the preferred stock was $1,184,167. The funds paid to the SBA were obtained from a $310,818 capital contribution from the Company's sole shareholder, LNC Investments, Inc., and a $873,349 capitalization of accumulated undistributed net investment income, in accordance with Appendix I to Part 107 of the SBA rules and regulations. As a result, the accumulated undistributed net investment income was reduced, and the additional paid-in capital was increased by $873,349; the net effect was the same as if the Company had made a distribution to its shareholders, who then reinvested the same amount in the Company.

  The amount of the discount was recorded as an increase in capital in an account separate from additional paid-in capital, as restricted contributed capital surplus account. Under the repurchase agreement, the SBA retains a liquidating interest in the amount of the discount on the repurchase, which expires on a straight-line basis over five years or on a later date if an event of default, as defined in the repurchase agreement, has occurred and such default has not been cured or waived. Upon the occurrence of any event of default, the SBA's liquidating interest will become fixed at the level immediately preceding the event of default and will not amortize further until the default is cured or waived.

  While the liquidating interest expires over a five-year period, the balance in the restricted contributed capital surplus account remains unchanged in accordance with the SBA requirements. The SBA requires this treatment because the additional equity obtained as a result of the repurchase transaction is subject to certain restrictions that remain even after the liquidating interest has been eliminated.

  In the event of the Company's liquidation, the unexpired portion of the liquidating interest becomes immediately payable to the SBA. In addition, the SBA retains a residual interest in the preferred dividends in arrears at March 22, 1995 in the amount of $152,250, which also expires on a straight-line basis over five years.

  On May 29, 1996, all of the outstanding shares of capital stock of the Company was acquired by Medallion Financial Corp. (Medallion Financial) pursuant to the stock purchase agreement dated February 12, 1996, for a purchase price of approximately $10,546,000. The acquisition of the Company by Medallion Financial was approved by the SBA. Under the terms of the preferred stock repurchase agreement with the SBA, the change in ownership of the Company resulted in the unexpired portion of the preferred dividends becoming payable to the SBA in the amount of $116,725.

  At December 31, 1995 and May 29, 1996, the unamortized amount of the SBA's liquidating interest in the restricted contributed capital surplus was $1,869,291 and $1,686,028, respectively.

  There are 9,000 shares of redeemable preferred stock authorized, of which none has been issued. Such shares, which may be issued only to the SBA, would have a par value of $1,000 per share, bear cumulative annual dividends of 4% and would be required to be redeemed 15 years after issuance.

                          TRANSPORTATION CAPITAL CORP.

                                  MAY 29, 1996


(5)   INCOME TAXES

  The provisions (benefits) for income taxes are as follows:




                                           YEAR ENDED DECEMBER 31,       PERIOD ENDED
                                          ----------------------------     MAY 29,
                                              1994           1995           1996
                                          -------------  -------------  -------------
Net investment income  --
  Current  --
  Federal..................................   $110,233       $181,347       $ 83,029
  State....................................     52,615         83,976         31,577
                                              --------       --------       --------
                                              $162,848       $265,323       $114,606
                                              --------       --------       --------
 Deferred  --
  Federal..................................   $142,500          3,400           (400)
  State....................................     37,600          1,000           (100)
                                              --------       --------       --------
                                               180,100          4,400           (500)
                                              --------       --------       --------
                                              $342,948       $269,723       $114,106
                                              ========       ========       ========
Net realized loan (losses) gains  --
 Current  --
  Federal..................................   $(43,433)      $(14,247)      $  1,431
  State....................................    (16,315)        (8,152)           859
                                              --------       --------       --------
                                              $(59,748)      $(22,399)      $  2,290
                                              ========       ========       ========
Net change in unrealized depreciation
 on loans  --
 Deferred  --
  Federal..................................   $298,600       $103,700       $  9,300
  State....................................     71,100         30,200          2,700
                                              --------       --------       --------
                                              $369,700       $133,900       $ 12,000
                                              ========       ========       ========

  The following is a reconciliation of income taxes at the expected statutory federal income tax to the actual income tax provision (benefit):



                                          YEAR ENDED DECEMBER 31,  PERIOD ENDED
                                          ------------------------    MAY 29,
                                             1994         1995         1996
                                          -----------  -----------  -----------
Net investment income  --
 Expected federal income tax.............    $270,834     $212,851    $ 93,277
 State income taxes, net of federal......      59,542       56,084      21,913
  income tax benefit
 Other...................................      12,572          788      (1,084)
                                             --------     --------    --------
                                             $342,948     $269,723    $114,106
                                             ========     ========    ========

                          TRANSPORTATION CAPITAL CORP.

                                  MAY 29, 1996

(5) INCOME TAXES (CONTINUED)

                                                                            PERIOD ENDED
                                                                            ------------
                                                  YEAR ENDED DECEMBER 31,   MAY 29,
                                                 ------------------------   -------
                                                     1994        1995          1996
                                                 --------    --------       -------
Net realized loan (losses)gains  --
 Expected federal income tax.................    $(48,980)   $(17,019)      $ 1,784
 State income taxes, net of federal..........     (10,768)     (5,380)          567
  income tax benefit
 Other.......................................          --          --           (61)
                                                 --------    --------       -------
                                                 $(59,748)   $(22,399)      $ 2,290
                                                 ========    ========       =======
Net change in unrealized depreciation
 on loans  --
 Expected federal income tax.................    $268,696    $113,989       $10,258
 State income taxes, net of federal..........      46,926      19,932         1,792
  income tax benefit
 Other.......................................      54,078         (21)          (50)
                                                 --------    --------       -------
                                                 $369,700    $133,900       $12,000
                                                 ========    ========       =======

  The principal components of the deferred tax asset at December 31, 1995 and May 29, 1996 are as follows:

                                        DECEMBER 31, 1995                    MAY 29, 1996
                                ---------------------------------  ---------------------------------
                                 FEDERAL      STATE      TOTAL      FEDERAL      STATE      TOTAL
                                ----------  ---------  ----------  ----------  ---------  ----------
Allowance for loan losses......  $198,800    $57,800    $256,600    $189,480    $55,120    $244,600
Interest.......................     2,300        600       2,900       2,450        710       3,160
Depreciation...................    (1,300)      (300)     (1,600)     (1,080)      (315)     (1,395)
                                 --------    -------    --------    --------    -------    --------
                                 $199,800    $58,100    $257,900    $190,850    $55,515    $246,365
                                 ========    =======    ========    ========    =======    ========

  The Company believes it is more likely than not that the recorded deferred tax asset will be realized; such realization is expected to result principally from taxable income generated by profitable operations.

(6)   TRANSACTIONS WITH AFFILIATES

  In May 1994, the Company entered into a one-year management agreement with a subsidiary of Leucadia pursuant to which the subsidiary agreed to perform certain general, administrative and accounting functions for an annual fee of $180,000 with subsequent annual increases to be determined according to increases in the consumer price index. This agreement continued in full force and effect after the initial one-year term upon approval on an annual basis by the Company's Board of Directors. This agreement was terminated by both parties, without payment of any penalty, on May 29, 1996.

  Amounts charged to results of operations under this arrangement were $182,815 and $180,000 during the years ended December 31, 1995 and 1994 and $76,760 during the period ended May 29, 1996.

                          TRANSPORTATION CAPITAL CORP.

                                  MAY 29, 1996


(7)   DIRECTORS' AND OFFICERS' COMPENSATION

  Directors' Compensation amounted to $3,000, $6,900, and $1,300 and Officers' compensation amounted to $182,709, $159,466 and $58,170, during the years ended December 31, 1995 and 1994 and period ended May 29, 1996, respectively.

(8)   PENSION PLAN

  The Company provided pension benefits to its employees through Leucadia's defined benefit pension plan, as a result of the merger of the Company's defined benefit plan into Leucadia's plan effective on December 31, 1994. The merger of the defined benefit plans resulted in a reduction in pension expense for the Company in 1994. During the year ended December 31, 1995 and period ended May 29, 1996, the Company made contributions to Leucadia's plan based on its allocable share of expenses in the amounts of $10,676 and $3,750, respectively.

(9)   COMMITMENTS AND CONTINGENCIES

  In the normal course of business, there are outstanding commitments and contingent liabilities that are not reflected in the financial statements. At December 31, 1995 and May 29, 1996, the Company had outstanding loan commitments of $403,000 and $395,300, respectively, which bear interest at rates ranging from 12% to 14%. Management does not expect any material losses to result from these matters.

  At December 31, 1995 and May 29, 1996, the Company had operating leases for office space expiring in August 1996 and future minimum annual rental commitments were $19,800 and $2,000, respectively. In addition, the Company was subject to additional rent based upon increases in the Consumer Price Index.

  There are various lawsuits pending against the Company. In the opinion of management, after consultation with counsel, it is remote that losses, if any, arising from such claims will be material to the financial position or results of operations of the Company.

(10)   FAIR VALUE OF FINANCIAL INSTRUMENTS

  SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about certain financial instruments, whether or not recognized on the balance sheet. Where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In addition, SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Therefore, the aggregate fair value amounts presented do not purport to represent and should not be considered representative of the underlying market or franchise value of the Company.

                          TRANSPORTATION CAPITAL CORP.

                                  MAY 29, 1996


(10)  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

  The methods and assumptions used to estimate the fair value of each class of the financial instruments are described below:

  Loans Receivable   --   As described in Note 1, the carrying amount of loans
receivable is the estimated fair value of such loans.

  Cash and Cash Equivalents   --   For short-term investments, the carrying
amount approximates fair value.

  Debentures Payable to SBA  --   The fair value of the debentures payable to
SBA is estimated based upon current market interest rates for similar debt.

  The carrying amounts and estimated fair values of the Company's financial instruments are as follows:



                                    DECEMBER 31, 1995          MAY 29, 1996
                                  ----------------------  ----------------------
                                   CARRYING      FAIR      CARRYING      FAIR
                                  ----------  ----------  ----------  ----------
                                    AMOUNT      VALUE       AMOUNT      VALUE
                                  ----------  ----------  ----------  ----------
    Financial assets  --
    Loans receivable............. $9,154,139  $9,154,139  $9,312,331  $9,312,331
    Cash and cash equivalents....  7,780,717   7,780,717   6,797,183   6,797,183
    Financial liabilities  --
    Debentures payable to SBA....  6,730,000   7,189,000   5,640,000   5,954,000

(11)   SUBSEQUENT EVENTS

  On February 11, 1997, the SBA approved an amendment to the charter of the Company, converting the Company from a SSBIC to a SBIC. The conversion eliminates the restriction for the Company to lend only to individuals as being socially or economically disadvantaged, or to small business concerns that are at least 50% owned by such persons, as defined in the SBIA subject to certain restrictions.

  Effective January 1, 1997, Medallion Financial Corp. decided to merge all of the assets and liabilities of the Company into Medallion Funding Corp., a wholly owned subsidiary of Medallion Financial Corp., subject to the approval of the SBA. Medallion Financial Corp. expects to complete the merger by the end of the second quarter of 1997.

                          TRANSPORTATION CAPITAL CORP.

          SCHEDULE OF INVESTMENTS OTHER THAN INVESTMENTS IN AFFILIATES

                                                 DECEMBER 31, 1995                             MAY  29, 1996
                             -----------------------------------------------    ------------------------------------------------
                             NUMBER                                             NUMBER
                             ------   PRINCIPAL                                 ------    PRINCIPAL
                               OF     ---------                                   OF      ---------
 LOANS BY COLLATERAL TYPE    LOANS     BALANCE      FAIR VALUE    BOOK VALUE    LOANS      BALANCE      FAIR VALUE     BOOK VALUE
---------------------------  -----     -------      ----------    ----------    -----      -------      ----------     ----------
MEDALLIONS:
 New York.....................   17   $  797,932    $  797,932     $  797,932       12       618,280        618,280        618,280
 Boston.......................   80    3,400,557     3,400,557      3,400,557       75     3,131,238      3,131,238      3,131,238
 Cambridge....................   45    1,984,198     1,971,598      1,971,598       48     2,291,251      2,287,851      2,287,851
 Chicago......................   87    1,647,561     1,647,561      1,647,561       94     2,029,924      2,023,624      2,023,624
 Newark.......................   12      158,157       156,836        156,836        8        91,342         91,342         91,342
                                ---   ----------    ----------     ----------      ---    ----------     ----------     ----------
  Total medallions............  241    7,988,405     7,974,484      7,974,484      237     8,162,035      8,152,335      8,152,335
NEW YORK RADIO CARS...........   35      599,694       238,198        238,198       32       535,696        201,605        201,605
MINUTEMAN RECEIVABLES.........    3    1,217,371       950,199        950,199        2     1,231,012        962,386        962,386
OTHERS........................   --           --            --             --       --            --             --             --
                                ---   ----------    ----------     ----------      ---    ----------     ----------     ----------
  Subtotal....................  279    9,805,470     9,162,881      9,162,881      271     9,928,743      9,316,326      9,316,326
RECEIVABLE FOR
 FORECLOSURE EXPENSES.........   --       10,144        10,144         10,144       --         8,766          8,766          8,766
UNAPPLIED COLLECTIONS.........   --      (18,886)      (18,886)       (18,886)      --       (12,761)       (12,761)       (12,761)
                                ---   ----------    ----------     ----------      ---    ----------     ----------     ----------
  Total loans receivable,
   net........................  279   $9,796,728    $9,154,139     $9,154,139      271    $9,924,748     $9,312,331     $9,312,331
                                ===   ==========    ==========     ==========      ===    ==========     ==========     ==========







   The accompanying notes are an integral part of these financial statement.

                          TRANSPORTATION CAPITAL CORP.

                  SCHEDULE OF LOANS TO SMALL BUSINESS CONCERNS

                                  MAY 29, 1996


  It is the Company's policy to make loans to persons who qualify under Small Business Administration regulations as socially or economically disadvantaged and to entities which are at least 50%-owned by such persons.

  Substantially all of the Company's loans are for the purpose of financing the purchase of New York City, Boston, Cambridge, Chicago and Newark taxi medallions, taxi cabs, car radio rights, radio cars and related assets (the Collateral). It is the Company's policy that these loans are collateralized by a first priority perfected security interest in the collateral.

  The distribution of loans at May 29, 1996 by rate of interest is as follows:

              NUMBER               BALANCE     INTEREST
              ------             ------------  ---------
             OF LOANS            OUTSTANDING     RATE
             --------            ------------  ---------
                  2               $  106,941       9.50%
                  3                  119,292      10.00
                  2                  288,838      10.50
                 28                1,326,481      11.00
                 38                  667,453      12.00
                  2                   52,028      12.50
                 66                1,793,509      13.00
                  2                    6,978      13.25
                 47                1,768,645      13.50
                  3                   88,268      13.75
                 41                1,942,791      14.00
                 11                  157,874      14.25
                  5                1,265,835      14.50
                  1                   54,236      14.75
                 13                  166,207      15.00
                  3                   19,576      15.75
                  1                   10,609      16.00
                  2                   57,670      16.50
                  1                   35,512      16.75
                ---               ----------
                271                9,928,743      13.08%
                ===               ==========      =====

    RECEIVABLES FOR FORECLOSURE
    EXPENSES....................       8,766
    UNAPPLIED COLLECTIONS.......     (12,761)
                                  ----------
                                  $9,924,748
                                  ==========

   The accompanying notes are an integral part of these financial statements.

                          TRANSPORTATION CAPITAL CORP.

                                  MAY 29, 1996


    COMPOSITION OF LOAN PORTFOLIO:          BALANCE OUTSTANDING  PERCENT
                                            -------------------  --------
    New York medallions......................           618,280     6.22%
    New York radios and others...............           535,696     5.40
    New York minuteman receivables...........         1,231,012    12.40
    Newark medallions........................            91,342     0.92
    Boston medallions........................         3,131,238    31.54
    Cambridge medallions.....................         2,291,251    23.08
    Chicago medallions.......................         2,029,924    20.44
                                                     ----------   ------
    Total composition of loan portfolio  ....        $9,928,743   100.00%
                                                     ==========   ======


The accompanying notes are an integral part of these financial statements.

                  SCHEDULE OF LOANS TO SMALL BUSINESS CONCERNS

                               DECEMBER 31, 1995

  The distribution of loans at December 31, 1995 by rate of interest is as follows:

                 NUMBER                     BALANCE     INTEREST
                 ------                   ------------  ---------
                OF LOANS                  OUTSTANDING     RATE
                --------                  ------------  ---------
                    2                      $  115,650       9.50%
                    3                         125,384      10.00
                   10                         361,560      11.00
                   51                       1,231,411      12.00
                    2                          64,923      12.50
                   48                       1,234,511      13.00
                    4                          22,065      13.25
                   50                       1,740,372      13.50
                    5                         210,120      13.75
                   50                       2,516,760      14.00
                   18                         393,213      14.25
                    6                       1,254,777      14.50
                    1                          55,707      14.75
                   16                         217,328      15.00
                    2                          65,072      15.50
                    4                          27,918      15.75
                    1                          13,296      16.00
                    2                          61,934      16.50
                    3                          88,006      16.75
                    1                           5,463      17.00
                  ---                      ----------
                  279                       9,805,470      13.46
                  ===
   RECEIVABLES FOR FORECLOSURE
    EXPENSES.........................          10,144
   UNAPPLIED COLLECTIONS.............         (18,886)
                                           ----------
                                           $9,796,728
                                           ==========
                                                        PERCENT
                                                        --------
   COMPOSITION OF LOAN PORTFOLIO:
    New York medallions..................  $  797,932       8.14
    New York radios and others...........     599,694       6.12
    New York minuteman receivables.......   1,217,371      12.41
    Newark medallions....................     158,157       1.61
    Boston medallions....................   3,400,557      34.68
    Cambridge medallions.................   1,984,198      20.24
    Chicago medallions...................   1,647,561      16.80
                                           ----------     ------
      Total composition of loan
       portfolio.........................  $9,805,470     100.00%
                                           ==========     ======

   The accompanying notes are an integral part of these financial statements.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MEDALLION FINANCIAL CORP.


March 27, 1997                      By: /s/ Alvin Murstein
                                       -------------------
                                       Alvin Murstein
                                       Chairman and
                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                  DATE
---------                           -----                  ----

 /s/ Alvin Murstein      Chairman and Chief            March 27, 1997
-------------------      Executive Officer
Alvin Murstein           (Principal Executive
                         Officer)



 /s/ Daniel F. Baker     Treasurer and                 March 27, 1997
--------------------     Chief Financial
Daniel F. Baker          Officer (Principal Financial
                         and Accounting Officer)



 /s/ Andrew Murstein     Director                      March 27, 1997
--------------------
Andrew Murstein


 /s/ Mario M. Cuomo      Director                      March 27, 1997
-------------------
Mario M. Cuomo


 /s/ Stanley Kreitman    Director                      March 24, 1997
---------------------
Stanley Kreitman


 /s/ David L. Rudnick    Director                      March 24, 1997
---------------------
David L. Rudnick


                         Director                      March __, 1997
---------------------
Benjamin Ward

                                 EXHIBIT INDEX



EXHIBIT NUMBER              DESCRIPTION


     3.1 Medallion Financial Corp. Restated Certificate of Incorporation. Filed herewith.

     3.2 Medallion Financial Corp. Restated By-Laws. Filed as Exhibit b to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     4.1 Debenture due April 1, 1997 in the amount of $1,500,000 issued by Edwards Capital Company and payable to Chemical Bank as Trustee under the Trust Agreement dated January 15, 1987 among the Trustee, the U.S. Small Business Administration and SBIC Funding Corporation (the "Trust Agreement"). Filed as Exhibit f.2 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     4.2 Debenture due June 1, 1998 in the amount of $3,000,000 issued by Edwards Capital Company and payable to Chemical Bank under the Trust Agreement. Filed as Exhibit f.3 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     4.3 Debenture due September 1, 2002 in the amount of $3,500,000 issued by Edwards Capital Company and payable to Chemical Bank as Trustee under the Amended and Restated Trust Agreement dated March 1, 1990 among the Trustee, the U.S. Small Business Administration and SBIC Funding Corporation (the "Amended Trust Agreement"). Filed as Exhibit f.4 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     4.4 Debenture due September 1, 2002 in the amount of $6,050,000 issued by Edwards Capital Company and payable to Chemical Bank under the Amended Trust Agreement. Filed as Exhibit f.5 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     4.5 Debenture due June 1, 2004 in the amount of $4,600,000 issued by Edwards Capital Company and payable to Chemical Bank under the Amended Trust Agreement. Filed as Exhibit f.6 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     4.6 Debenture due September 1, 2004 in the amount of $5,100,000 issued by Edwards Capital Company and payable to Chemical Bank under the Amended Trust Agreement. Filed as Exhibit f.7 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     4.7 Letter Agreement, dated September 8, 1992, between the U.S. Small Business Administration and Edwards Capital Company regarding limit on incurrence of senior indebtedness, as amended on January 17, 1996. Filed as Exhibit f.8 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein. Letter dated September 19, 1996 from the U.S. Small Business Administration to Edwards Capital Corp. amending such Letter Agreement is filed herewith.

     4.8 Debenture due June 1, 2002 in the amount of $5,640,000 issued by Transportation Capital Corp. and payable to Chemical Bank under the Amended Trust Agreement. Filed as Exhibit f.10 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.1 Continuing General Security Agreement between NatWest Bank N.A. (formerly National Westminster Bank USA) and Edwards Capital Company dated June 17, 1987. Filed as Exhibit k.12 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.2 Term Note in the principal amount of $2,000,000 dated July 16, 1990 as amended March 27, 1992, July 16, 1993 and July 16, 1995 from Medallion Funding Corp. payable to NatWest Bank N.A. (formerly National Westminster Bank USA). Filed as Exhibit k.18 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.3 General Loan and Security Agreement between Sterling National Bank & Trust of New York and Edwards Capital Company dated May 1, 1991. Filed as Exhibit k.13 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.4 General Security Agreement between Israel Discount Bank of New York and Edwards Capital Company dated May 2, 1991. Filed as Exhibit k.14 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.5 Inter-Creditor Agreement among and between Edwards Capital Company and Bank Hapoalim B.M., Chemical Bank, Israel Discount Bank of New York, NatWest Bank N.A. (formerly National Westminster Bank USA), Marine Midland Bank and Sterling National Bank & Trust Company of New York dated as of May 14, 1991. Filed as Exhibit k.10 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.6 Loan Agreement dated as of March 27, 1992 among Medallion Funding Corp., the banks signatory thereto and NatWest Bank N.A. (formerly National Westminster Bank USA), as amended March 31, 1993, September 29, 1993, March 31, 1994, September 29, 1995 and
               March 28, 1996. Filed as Exhibit k.19 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein. Amendment Five dated January 28, 1997 amending such Loan Agreement is filed herewith.

     10.7 Security Agreement between Medallion Funding Corp. and NatWest Bank N.A. (formerly National Westminster Bank USA) dated as of March 27, 1992 for the benefit of the banks signatory to the Loan Agreement dated as of March 27, 1992, among Medallion Funding Corp., the banks signatory thereto and NatWest Bank N.A. (formerly National Westminster Bank USA). Filed as Exhibit k.20 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.8 Committed Line of Credit Agreement in the principal amount of $3,000,000 dated as of July 29, 1993, as amended May 31, 1994,
               October 31, 1994 and September 30, 1995 between Edwards Capital Company and Bank Hapoalim B.M. Filed as Exhibit k.9 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.9 Promissory Note dated July 31, 1993 in the principal amount of $5,000,000 from Edwards Capital Company payable to NatWest Bank N.A. (formerly National Westminster Bank USA) as endorsed by Endorsement No. 1 dated July 31, 1994 and Endorsement No. 2 dated July 31, 1995. Filed as Exhibit k.8 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.10 Specialized Small Business Investment Company 3% Preferred Stock Repurchase Agreement dated as of August 12, 1994 between Medallion Funding Corp. and the U.S. Small Business Administration. Filed as Exhibit k.28 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.11 Specialized Small Business Investment Company 3% Preferred Stock Repurchase Agreement dated as March 22, 1995 between Transportation Capital Corp. and the U.S. Small Business Administration as amended by letter agreement dated June 1, 1995. Filed as Exhibit k.29 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.12 Agreement of Merger between Medallion Financial Corp. and Tri-Magna Corporation, dated December 21, 1995, as amended on February 22, 1996. Filed as Exhibit k.3(i) to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.13 Stock Purchase Agreement among Medallion Financial Corp., Transportation Capital Corp., LNC Investments, Inc., Leucadia, Inc. and Leucadia National Corporation, dated February 12, 1996*. Filed as Exhibit k.1 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.14 Asset Purchase Agreement between Medallion Financial Corp., and Edwards Capital Company, dated February 21, 1996. Filed as Exhibit k.2 to the

               Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.15 Amendment Number 2 to Agreement of Merger between Medallion Financial Corp. and Tri-Magna Corporation, dated April 26, 1996. Filed as Exhibit k.3(ii) to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.16 Amendment Number 1 to Stock Purchase Agreement among Medallion Financial Corp. Transportation Capital Corp., LNC Investments, Inc., Leucadia, Inc. and Leucadia National Corporation dated April 30, 1996. Filed as Exhibit k.1(i) to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.17 Amendment Number 1 to Asset Purchase Agreement between Medallion Financial Corp. and Edwards Capital Company dated April 30, 1996. Filed as Exhibit k.2(i) to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.18 Sub-Advisory Agreement between Medallion Financial Corp. and FMC Advisers, Inc. dated May 29, 1996. Filed herewith.

     10.19 Employment Agreement between Medallion Financial Corp. and Alvin Murstein dated May 29, 1996. Filed herewith.

     10.20 Employment Agreement between Medallion Financial Corp. and Andrew Murstein dated May 29, 1996. Filed herewith.

     10.21 Agreement between Medallion Taxi Media, Inc., See-Level Advertising, Inc. and See-Level Management, Inc. dated July 25, 1996. Filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference.

     10.22 Agreement between Medallion Taxi Media, Inc. and Glenn Grumman dated July 25, 1996. Filed as Exhibit 10.2 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference.

     10.23 Security Agreement dated October 31, 1996 between First Bank of the Americas and Edwards Capital Corp. Filed herewith.

     10.24 Master Grid Note (Secured Revolving Line of Credit) dated October 31, 1996 in the amount of $3,000,000 from Edwards Capital Corp. payable to First Bank of the Americas. Filed herewith.

     10.25 Letter Agreement dated December 1, 1996 between Fleet Bank, N.A. and Medallion Financial Corp., as amended February 10, 1997. Filed herewith.

     10.26 Revolving Credit Note dated December 1, 1996 in the amount of $6,000,000 from Medallion Financial Corp. payable to Fleet Bank, N.A., endorsed by Endorsement No. 1 dated February 10, 1997. Filed herewith.

     10.27 Security Agreement dated December 1, 1996 between Fleet Bank, N.A. and Medallion Financial Corp. Filed herewith.

     10.28 Revolving Credit Note dated January 28, 1997 in the amount of $25,000,000 from Medallion Funding Corp. payable to Fleet Bank, N.A. Filed herewith.

     10.29 Revolving Credit Note dated January 28, 1997 in the amount of $22,500,000 from Medallion Funding Corp. payable to The First National Bank of Boston. Filed herewith.

     10.30 Revolving Credit Note dated January 28, 1997 in the amount of $15,000,000 from Medallion Funding Corp. payable to Harris Trust and Savings Bank. Filed herewith.

     10.31 Revolving Credit Note dated January 28, 1997 in the amount of $12,500,000 from Medallion Funding Corp. payable to Bank of Tokyo-Mitsubishi Trust Company. Filed herewith.

     10.32 Revolving Credit Note dated January 28, 1997 in the amount of $10,000,000 from Medallion Funding Corp. payable to Israel Discount Bank of New York. Filed herewith.

     10.33 Revolving Credit Note dated January 28, 1997 in the amount of $10,000,000 from Medallion Funding Corp. payable to European American Bank. Filed herewith.

     10.34 Revolving Credit Note dated January 28, 1997 in the amount of $10,000,000 from Medallion Funding Corp. payable to Bank Leumi Trust Company of New York. Filed herewith.

     10.35 Letter Agreement, dated February 21, 1997, between Medallion Funding Corp. and the U.S. Small Business Administration regarding the conversion of Medallion Funding Corp. from a specialized small business investment company to a small business investment company. Filed herewith.

     10.36 Letter Agreement, dated February 21, 1997, between Transportation Capital Corp. and the U.S. Small Business Administration regarding the conversion of Transportation Capital Corp. from a specialized small business investment company to a small business investment company. Filed herewith.

     10.37 Agreement between Medallion Taxi Media, Inc. and Metropolitan Taxicab Board of Trade, Inc. dated March 6, 1997. Filed herewith.

     10.38 Promissory Note from Edwards Capital Company payable to Israel Discount Bank of New York. Filed as Exhibit k.4 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.39 Schedule of Promissory Notes from Edwards Capital Company payable to Israel Discount Bank of New York. Filed as Exhibit k.5 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.40 Secured Note from Edwards Capital Company payable to Sterling National Bank & Trust Company of New York. Filed as Exhibit k.6 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.41 Schedule of Secured Notes from Edwards Capital Company payable to Sterling National Bank & Trust Company of New York. Filed as Exhibit k.7 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.42. Medallion Financial Corp. Dividend Reinvestment Plan. Filed as Exhibit e to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.43    Medallion Financial Corp. 1996 Stock Option Plan.  Filed as
              Exhibit i.1 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

     10.44 Medallion Financial Corp. 1996 Non-Employee Directors Stock Option Plan. Filed herewith.

     23.1 Consent of Arthur Andersen LLP relating to its report concerning Medallion Financial Corp. dated February 19, 1997. Filed herewith.

     23.2 Consent of Arthur Andersen LLP relating to its report concerning Edwards Capital Company dated March 26, 1997. Filed herewith.

     23.3 Consent of Arthur Andersen LLP relating to its report concerning Transportation Capital Corp. dated March 26, 1997. Filed herewith.

     23.4 Consent of Arthur Andersen LLP relating to its report concerning Tri-Magna Corporation dated March 26, 1997. Filed herewith.

     23.5 Consent of Friedman, Alpren & Green LLP relating to its report concerning Edwards Capital Company dated January 28, 1995. Filed herewith.

     27 Medallion Financial Corp. Financial Data Schedule. Filed herewith.