Form 10-K/A
period 1996-12-31
MEDALLION FINANCIAL CORP
filed 1997-04-09
CIK 1000209

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
(Mark One)

[X] AMENDMENT NO. 1 AND RESTATEMENT OF ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  THIS AMENDMENT NO. 1 TO AND RESTATEMENT OF ANNUAL REPORT ON FORM 10-K OF MEDALLION FINANCIAL CORP. AMENDS ITEMS 1, 6, 7 AND 8 OF AND RESTATES THE REMAINDER OF THE ANNUAL REPORT ON FORM 10-K OF MEDALLION FINANCIAL CORP. FILED WITH THE COMMISSION ON MARCH 31, 1997.

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

GROSS LOAN PORTFOLIO SUMMARY DATA

    The following table classifies the Company's loans outstanding as of December 31, 1996:

                                              Weighted
                                  Number      Average       Maturity     Balance
Type of Loans                    of Loans  Interest Rate      Date     Outstanding
-------------------------------  --------  --------------  ----------  ------------

New York City Medallion Loans..     1,354           9.72%  1/97-12/15  $124,759,130
Other Medallion Loans..........       277          12.51%   1/97-2/02     9,855,769
                                    -----                              ------------
   All Medallion Loans.........     1,631           9.92%  1/97-12/15   134,614,899
Dry cleaners and laundromats...       599          13.70%   1/97-9/05    34,080,398
Other..........................       140          12.67%  1/97-10/02     7,844,891
                                    -----                              ------------
   Total.......................     2,370          10.80%  1/97-12/15  $176,540,188
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


   Loan Portfolio

   Medallion Loans comprised approximately 76.3% of the Company's loan portfolio at December 31, 1996. On that date, the Company had 1,631 Medallion Loans outstanding ranging from $300 to $560,000 in principal amount outstanding with an average principal amount outstanding of $83,000 and an aggregate principal amount outstanding of $134.6 million. Substantially all of the Company's Medallion Loans are made at fixed rates of interest in excess of the Prime Rate. These loans generally require equal monthly payments covering accrued interest and amortization of principal over a ten-year schedule subject to a balloon payment of all outstanding principal after four years. More recently, the Company has begun to originate loans with two to four year maturities. Previously, the Company was not permitted to do so under SBA regulations. Borrowers may prepay Medallion Loans upon payment of a fee of 90 days' interest. The Company generally retains the Medallion Loans it originates. From inception of its business through December 31, 1996, the period between the origination and final payment of all Medallion Loans originated by MFC has been estimated by the Company to be 29 months on a weighted average basis. The Company believes that this weighted average time period varies to some extent as a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to repay in a rising interest rate environment. At December 31, 1996, substantially all of the Company's Medallion Loans were secured by first security interests in taxicab medallions and related assets. The Company originates Medallion Loans at an approximate average loan-to-value ratio of 70.0%. The Company estimates that the average loan to value ratio of all of the Company's Medallion Loans at December 31, 1996 was 54.0%, which the Company believes is representative of its historical average loan to value ratio. The Company has recourse against the direct and indirect owners of the medallion through personal guarantees. Although personal guarantees increase the commitment of borrowers to repay their loans, there can be no assurance that the assets available under personal guarantees would, if required, be sufficient to satisfy the obligations secured by such guarantees.

   The Company believes that its Medallion Loan portfolio is of high credit quality because medallions have generally increased in value and are easy to repossess and resell in an active market. While loans in the portfolio of MFC have been from time to time in arrears or default, MFC never experienced a loss of principal on any of the $309.0 million in aggregate principal amount of Medallion Loans it originated during the period from 1979 through December 31, 1996. In addition, from the date of the Acquisitions through the date of this Report, Edwards and TCC have not lost any principal on the loans that were outstanding during this time. In the event of defaults by borrowers, the medallions collateralizing such loans have been seized and, when such loans have not been brought current, readily sold in the active market for medallions at prices at or in excess of the amounts due.


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


   Loan Portfolio

   Commercial Installment Loans comprised 23.7% of the Company's loan portfolio at December 31, 1996. These loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. The Company has originated Commercial Installment Loans in principal amounts ranging from $5,000 to $725,000. These loans are generally retained by the Company and typically have maturities ranging from one to seven years. At December 31, 1996, there were 739 Commercial Installment Loans outstanding with a balance of $41.9 million. Loans to dry cleaners and laundromats represented 81.0% of the aggregate principal amount of Commercial Installment Loans outstanding at December 31, 1996. The remaining Commercial Installment Loans are spread among other industries including food service, private pay phone, radio broadcast and accounts receivable financing.

   The principal amount of the Company's originations of Commercial Installment Loans has increased during the three years ended December 31, 1996. In 1996 the Company originated 326 Commercial Installment Loans in the aggregate principal amount of $38.2 million. The Company originated 350 Commercial Installment Loans in 1995 in the aggregate principal amount of $24.7 million. The Company originated 339 Commercial Installment Loans in 1994 in the aggregate principal amount of $24.1 million, compared to 181 Commercial Installment Loans in the aggregate principal amount of $17.2 million originated in 1993.

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

   The Company generally originates Commercial Installment Loans at an approximate average loan to value ratio of 70.0% and estimates that the average loan to value ratio of all of the Company's Commercial Installment Loans at December 31, 1996 was approximately 60.0%. Substantially all of the Company's Commercial Installment Loans are collateralized by first security interests in the assets being financed by the borrower. At December 31, 1996, 81.0% of the aggregate principal outstanding in the Company's Commercial Installment Loan portfolio was secured by first security interests in retail dry cleaning and coin operated laundromat equipment and the balance, 19.0%, was secured by real estate, food service equipment, radio broadcast licenses and other equipment. In addition, the Company requires the principals of borrowers to personally guarantee loans. Additional security is provided by equipment vendors, and at December 31, 1996, approximately 40.0% of the aggregate principal amount of Commercial Installment Loans outstanding was secured by full recourse guarantees from equipment vendors and approximately 5.0% was secured by partial recourse guarantees from equipment vendors. The Company's aggregate realized loss of principal on loans secured by retail dry cleaning and coin operated laundromat equipment originated to date is $111,000 or 0.15% of the approximately $72.1 million in principal amount of such loans originated to date.


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
                        ========  ===   ========  ===   ========  ===   ========  ===   ========  ===


  During the year ended December 31, 1996, the Company originated over 1,000 loans in the aggregate principal amount of $88.1 million. For that period, the Company's realized losses of principal were 0.06% of its loan portfolio. During the year ended December 31, 1995, the Company originated loans in the aggregate principal amount of $52.7 million. For that year, the Company's realized losses of principal were less than 0.01% of its loan portfolio.

LOAN ACTIVITY

  The following table sets forth the Company's loans originated, renewed and repaid on a combined basis for the periods indicated:

                                                      Year Ended December 31,
                                                  -------------------------------
                                                    1994       1995       1996
                                                  ---------  ---------  ---------
                                                          (in thousands)

Loans originated................................  $ 61,357   $ 52,714   $ 88,070
Loan repayments (including renewals)............   (60,610)   (46,983)   (60,569)
Decrease (increase) in unrealized depreciation..       871        195          9
Loans (written off) recovered, net..............      (166)        11          5
                                                  --------   --------   --------
Increase (decrease) in loans receivable-net.....     1,452      5,937     27,515
Loans receivable-net (beginning of period)......   141,590    143,042    148,979
                                                  --------   --------   --------
Loans receivable-net (end of period)............  $143,042   $148,979   $176,494
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

          At December 31, 1996, the Company had 88 loans with an aggregate principal balance of $8.4 million, or 4.8% of the portfolio, for which accrued interest and principal payments of $791,000 were delinquent for 90 days or more, compared to 69 loans with an aggregate principal balance of $6.4 million or 4.3% of the portfolio, for which accrued interest and principal payments of $512,000 were delinquent for 90 days or more at December 31, 1995. Of the 88 loans which were delinquent at December 31, 1996, 55, in the aggregate principal amount of $5.8 million, were Medallion Loans. The Company considers a loan to be delinquent if the borrower fails to make payments for 10 days or more; however, the Company may agree with a borrower that cannot make payments in accordance with the original loan agreement to modify the payment terms of the loan. Based upon the Company's assessment of its collateral position, the Company anticipates that a substantial portion of the principal amount of its delinquent loans would be collected upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing such loans will be adequate in the event of foreclosure.

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


          Medallion Financial

          Medallion Financial has a $5.0 million revolving line of credit with a bank. At December 31, 1996, $4.5 million was outstanding under this facility, bearing interest at the rate of 6.84%. On February 10, 1997, Medallion Financial increased the amount available under its line of credit by $1.0 million.


          Edwards Funding

          Edwards has a $15.0 million revolving line of credit with a bank syndicate. At December 31, 1996, $12.5 million was outstanding under this facility, bearing interest at the rate of 6.81%. Under an agreement with the SBA, Edwards is restricted from borrowing more than $12.7 million in bank debt without the prior approval of the SBA.

          As an SBIC, Edwards is eligible to obtain low cost financing from the SBA through the issuance of subordinated SBA debentures. Edwards has debentures outstanding in the principal amount of $23.8 million and intends to seek to issue additional subordinated SBA debentures. SBA Regulations limit the amount of subordinated SBA debentures or "leverage" SBICs may issue. Generally, under SBA Regulations, the maximum principal amount of subordinated SBA debentures Edwards is permitted to issue is equal to 300% of its private or non-SBA paid-in capital and paid-in surplus ("Leveragable Capital"). SBA Regulations generally
                              -------------------
also limit the aggregate amount of leverage SBICs under common control, such as Edwards, MFC and TCC, have outstanding to no more than $90 million.
Accordingly, Edwards, MFC and TCC collectively may not issue subordinated SBA debentures in an aggregate amount that exceeds $90 million and at December 31, 1996, the aggregate amount outstanding was $29.4 million. The interest rates payable on outstanding subordinated SBA debentures at December 31, 1996 ranged from 5.00% to 9.80% with a weighted average of 7.38%.

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


          MFC Funding

          MFC intends to rely on its bank credit facilities rather than on SBA financing to fund its operations. MFC has a credit facility with a bank syndicate consisting of an $85.0 million revolving line of credit and a $2.0 million term loan. Amounts outstanding under the revolving line of credit bear interest at the agent bank's prime rate or, at MFC's option, a rate based on LIBOR. At December 31, 1996, the average interest rate was 7.06% which was 119 basis points below the Prime Rate and 150 basis points above the 90-day LIBOR as of such date. The revolving line of credit is secured by all of MFC's assets and matures on June 30, 1997. As of December 31, 1996, there was an outstanding balance of $77.6 million under the revolving line of credit. The term loan bears interest at the rate of 7.50% and matures on July 31, 1997.

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

          At December 31, 1996, TCC had Leveragable Capital of $7.5 million and had issued $5.6 million in principal amount of subordinated SBA debentures that have fixed rates of interest, ten-year terms and may be prepaid after five years without penalty. The interest rate payable on these debentures is 5.00% per annum and they mature on June 1, 2002. Future issuances of subordinated SBA debentures by TCC, including any refinancing or rollover of currently outstanding subordinated SBA debentures, are also limited by the SBA to the aggregate amount of TCC's outstanding non-Medallion Loans and the aggregate amount of non-Medallion Loans originated in connection with such financing. At December 31, 1996, TCC had $9.1 million in principal amount of non-Medallion Loans outstanding. Subject to the foregoing limitations, TCC was eligible on December 31, 1996, to issue $16.8 million of additional subordinated SBA debentures.


          Preferred Stock Repurchase Agreements

          MFC and TCC have repurchased all of their previously issued preferred stock from the SBA for an aggregate price of $4.4 million, representing a discount of 65% from the original aggregate issuance price of $12.6 million.
The repurchase price discount of $8.2 million reflects the below market 3% dividend rate and the fact that the preferred stock was not subject to mandatory redemption at any time. The repurchase has resulted in the termination of SBA limits on the amount of secured bank debt MFC can incur and a realized gain in retained earnings in the amount of the repurchase discount which will be accreted to paid-in capital on a straight-line basis over 60 months, commencing August 12, 1994. However, if MFC or TCC is liquidated or loses its SBA license during the accretion period, the SBA will receive the remaining unaccreted amount of the realized gain attributable to the subsidiary liquidating or losing its license. At December 31, 1996, the aggregate remaining unaccreted amount of the realized gain for MFC and TCC was $4.6 million.


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

          The Improvement Act, which became effective on September 30, 1996, effectively terminated the SSBIC program by repealing the provisions of the SBIA which authorized SSBICs. Following the enactment of the Improvement Act and termination of the SSBIC program, the SBA established procedures for existing SSBICs to convert to SBICs. In February 1997, MFC and TCC each entered into an agreement with the SBA whereby MFC and TCC were converted to SBICs subject to certain conditions imposed by the SBA. Under the MFC Conversion Agreement, MFC is authorized to make loans to borrowers other than Disadvantaged Borrowers provided that, at the time of such loan, MFC has in its portfolio outstanding loans to Disadvantaged Borrowers with an aggregate cost basis equal to or exceeding the value of the unamortized repurchase discount under the preferred stock repurchase agreement between MFC and the SBA. At December 31, 1996 the amount of such unamortized repurchase discount was $3.1 million and MFC had outstanding loans to Disadvantaged Borrowers with an aggregate cost basis equal to $100.5 million. Likewise, under the TCC Conversion Agreement, TCC is authorized to make loans to persons other than Disadvantaged Borrowers provided that, at the time of such loan, TCC has in its portfolio loans outstanding to Disadvantaged Borrowers with an aggregate cost basis equal to the sum of (i) the principal amount of TCC's outstanding subordinated SBA debentures which are subsidized by the SBA; (ii) the value of the unamortized repurchase discount under the preferred stock repurchase agreement between TCC and the SBA; and (iii) the amount of any unamortized preferred stock dividends under the preferred stock purchase agreement. At December 31, 1996, (i) the principal amount of TCC's outstanding subsidized SBA debentures was $5.6 million, (ii) the amount of the unamortized repurchase discount was $1.4 million, and (iii) the amount of unamortized preferred stock dividends was $99,000, for a sum total of approximately $7.1 million. At December 31, 1996, TCC had outstanding loans to Disadvantaged Borrowers with an aggregate cost basis of $16.2 million.

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

                           MEDALLION FINANCIAL CORP.
                      SELECTED CONSOLIDATED FINANCIAL DATA
 FOR THE PERIOD MAY 30, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996

                                                                                   THREE MONTHS ENDED
                                                                MAY 30 TO    ----------------------------------    MAY 30 TO
                                                                JUNE 30,       SEPTEMBER 30,      DECEMBER 31,   DECEMBER 31,
                                                                  1996             1996               1996           1996
                                                               -----------  -------------------  --------------  -------------
                                                               (unaudited)      (unaudited)       (unaudited)
STATEMENT OF OPERATIONS DATA                                                  (in thousands except per share amounts)
Investment income............................................    $  1,392             $  4,264        $  4,756       $ 10,412
Interest expense.............................................         699                2,100           2,209          5,008
                                                                 --------             --------        --------       --------
Net interest income..........................................         693                2,164           2,547          5,404
Equity in earnings (losses) of
  unconsolidated subsidiary(1)...............................          29                  (23)            (69)           (63)
Other income.................................................          58                  234             119            411
Accretion of negative goodwill...............................          64                  181             176            421
Operating expenses...........................................        (266)                (932)         (1,033)        (2,231)
Amortization of goodwill.....................................        ( 35)                (101)           (123)          (259)
                                                                 --------             --------        --------       --------
Net investment income........................................         543                1,523           1,617          3,683
Realized gain on investments, net............................          --                   26              58             84
Change in unrealized depreciation of investments(2)..........          --                   --             (46)           (46)
                                                                 --------             --------        --------       --------
Net increase in net assets resulting from operations(3)......    $    543             $  1,549        $  1,629       $  3,721
                                                                 ========             ========        ========       ========
Net increase in net assets resulting from operations
  per share (3)..............................................    $   0.07             $   0.19        $   0.20       $   0.45
                                                                 ========             ========        ========       ========
Dividends declared per share.................................    $   0.00             $   0.20        $   0.21       $   0.41
                                                                 ========             ========        ========       ========

                                                                  MAY 30,             JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                                                   1996                 1996            1996           1996
                                                                 --------             --------        --------       --------
BALANCE SHEET DATA (IN THOUSANDS)                              (unaudited)           (unaudited)    (unaudited)
Investments
    Medallion Loans..........................................    $116,398             $121,720        $125,039       $134,615
    Commercial Installment Loans.............................      33,046               34,463          36,766         41,925
Unrealized depreciation of investments.......................          --                   --              --            (46)
                                                                 --------             --------        --------       --------
Investments, net of unrealized depreciation of investments...     149,444              156,183         161,805        176,494
Total assets.................................................     184,938              173,001         174,584        189,625
Notes payable and demand notes...............................      90,400               79,700          81,300         96,450
Subordinated SBA debentures..................................      30,590               30,421          29,263         29,390
Total liabilities............................................     125,877              113,284         113,649        130,619
Total stockholders' equity...................................      56,122               56,692          58,241         56,487

                                                                                                                   DECEMBER 31,
                                                                                                                       1996
                                                                                                                     --------
SELECTED FINANCIAL RATIOS AND OTHER DATA                                                                           (unaudited)
Return on assets(4)(5).......................................................................................          3.36%
Return on equity(5)(6).......................................................................................         11.29
Average yield, e.o.p.(7).....................................................................................         10.80
Average cost of funds, e.o.p.(8).............................................................................          7.11
Spread, e.o.p.(9)............................................................................................          3.69
Other income ratio(5)(10)....................................................................................          0.40
Operating expense ratio(5)(11)...............................................................................          2.02
Medallion Loans as a percentage of investments...............................................................         76.25
Commercial Installment Loans as a percentage of investments..................................................         23.75
Investments to assets........................................................................................         93.08
Equity to assets.............................................................................................         29.79
Debt to equity...............................................................................................        222.76
SBA debt to total debt.......................................................................................         23.36


                                   MEDIA (1)

                                 MAY 30 TO     JULY 1 TO     OCTOBER 1 TO     MAY 30 TO
                                 JUNE 30,    SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                   1996           1996           1996           1996
                                -----------  --------------  -------------  -------------
                                (unaudited)   (unaudited)     (unaudited)
STATEMENT OF OPERATIONS DATA
Advertising revenue...........    $151,253        $452,943       $491,150     $1,095,346
Cost of services..............      45,228         215,846        238,061        499,135
                                  --------        --------       --------     ----------
Gross margin..................     106,025         237,097        253,089        596,211
Other operating expenses......      71,886         272,295        315,030        659,211
                                  --------        --------       --------     ----------
Income (losses) before taxes..      34,139         (35,198)       (61,941)       (63,000)
Income taxes..................       5,000         (12,500)         7,500             --
                                  --------        --------       --------     ----------
Net income (loss).............    $ 29,139        $(22,698)      $(69,441)    $  (63,000)
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

                            SELECTED FINANCIAL DATA

                                   TRI-MAGNA
              (MFC, BUT NOT MEDIA, IS CONSOLIDATED WITH TRI-MAGNA)


                                                                    YEAR ENDED DECEMBER 31,             JANUARY 1 TO
                                                        ---------------------------------------------     MAY 29,
                                                            1992         1993        1994      1995         1996
                                                        ------------  -----------  --------  --------  ---------------
                                                         (unaudited)          (dollars in thousands)
STATEMENT OF OPERATIONS DATA
Investment income.....................................      $ 7,953      $ 8,333   $ 8,820   $ 9,803        $ 4,423
Interest expense......................................        3,509        3,661     4,756     6,034          2,517
                                                            -------      -------   -------   -------        -------
Net interest income...................................        4,444        4,672     4,064     3,769          1,906
Equity in earnings (losses) of unconsolidated
 subsidiary(1)........................................           --           --        18       126            (53)
Other income..........................................          632          541       519       446            148
Total non-interest expense............................        2,754        3,097     2,700     2,615          1,816
Dividends paid on minority interest...................          277          277       277       208             --
                                                            -------      -------   -------   -------        -------
Net investment income.................................        2,045        1,839     1,624     1,518            185
Realized gain (loss) on investments, net..............         (223)        (115)      (22)       61             --
Change in unrealized depreciation of investments(2)...          125          (53)       58      (140)            --
Net increase in net assets resulting from operations..      $ 1,947      $ 1,671   $ 1,660   $ 1,439        $   185
                                                            =======      =======   =======   =======        =======

SELECTED FINANCIAL RATIOS AND OTHER DATA(3)
Return on average assets(4)(5)........................         2.81%        2.12%     1.88%     1.50%          1.86%
Return on average equity(5)(6)........................        17.67        15.29     15.29     12.97          16.93
Interest rate spread
 Average yield(5)(7)..................................        12.11        10.99     10.20     10.61          11.00
 Average cost of funds(5)(8)..........................         7.44         6.09      7.00      8.26           7.56
 Spread(9)............................................         4.67         4.90      3.20      2.35           3.44
Other income to average assets(5).....................         0.91         0.69      0.59      0.47           0.36
Non-interest expense to average assets(5)(10).........         3.97         3.92      3.05      2.73           2.98
Weighted average assets...............................      $69,401      $78,921   $88,414   $96,189        $99,197
Weighted average investments(11)......................       65,673       75,790    86,496    92,433         96,479
Weighted average equity...............................       11,019       10,931    10,855    11,094         10,899
Weighted average debt.................................       47,160       60,160    67,955    73,063         79,912

                                                                          DECEMBER 31,(3)
                                                            ----------------------------------------        MAY 29,
                                                              1992         1993      1994      1995          1996(3)
                                                            -------      -------   -------   -------        -------

Medallion Loans as a percentage of investments........         81.0%        81.0%     72.4%     68.4%          67.9%
Commercial Installment Loans as a percentage
  of investments......................................         19.0         19.0      27.6      31.6           32.1
Investments to assets.................................         93.8         96.4      96.7      96.3           97.0
Equity to assets......................................         15.0         12.9      11.8      17.4           16.7
Debt to equity(12)....................................          259          315       356       464            482
SBA debt to total debt................................         23.8         19.8      17.5        --             --


                                   TRI-MAGNA

                                                                  DECEMBER 31,
                                                  --------------------------------------   MAY 29,
                                                    1992      1993      1994      1995      1996
                                                  --------  --------  --------  --------  --------
                                                 (unaudited)
                                                               (dollars in thousands)
BALANCE SHEET DATA
Investments
  Medallion Loans...............................  $56,460   $66,437   $65,424   $66,338   $64,934
  Commercial Installment Loans..................   13,325    15,577    24,918    30,619    31,598
Unrealized depreciation of investments..........     (775)     (828)     (770)     (910)     (910)
                                                  -------   -------   -------   -------   -------
Investments, net of unrealized depreciation of
  investments...................................   69,010    81,186    89,572    96,047    95,622
Total assets....................................   73,603    84,239    92,590    99,788    98,605
Notes payable...................................   40,000    50,700    59,025    80,295    79,395
Subordinated SBA debentures.....................   12,500    12,500    12,500        --        --
Total liabilities...............................   53,341    64,171    72,480    82,474    82,116
Minority interest...............................    9,234     9,234     9,234        --        --
Total stockholders' equity......................   11,027    10,834    10,876    17,314    16,489

                                    MEDIA(1)

                                NOVEMBER 22 TO   YEAR ENDED   JANUARY 1 TO
                                 DECEMBER 31,   DECEMBER 31,     MAY 29,
                                     1994           1995          1996
                                --------------  ------------  -------------
STATEMENT OF OPERATIONS DATA
Advertising revenue...........        $227,756    $1,542,013      $671,148
Cost of services..............          83,341       483,721       283,891
                                      --------    ----------      --------
Gross margin..................         144,415     1,058,292       387,257
Other operating expenses......         126,036       829,293       455,278
                                      --------    ----------      --------
Income (losses) before taxes..          18,379       228,999       (68,021)
Income taxes..................              --       103,043       (14,999)
                                      --------    ----------      --------
Net income (loss).............        $ 18,379    $  125,956      $(53,022)
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

  Trend in Loan Portfolio Yield. The Company's investment income is driven by the principal amount of and yields on Medallion Loans and Commercial Installment Loans. The following table illustrates the Company's weighted average portfolio yield at the dates indicated:

                                                    May 30, 1996                          December 31, 1996
                                                    ------------                          -----------------
                                         Weighted                 Percentage   Weighted                      Percentage
                                          Average    Principal     of Total     Average       Principal       of Total
                                           Yield      Amounts      Portfolio     Yield         Amounts        Portfolio
                                         ---------  ------------  -----------  ---------  -----------------  -----------

Medallion Loan Portfolio                     9.84%   $116,398,395        77.9%      9.92%       $134,614,899        76.3%
Commercial Installment Loan Portfolio       13.42      33,045,702        22.1      13.51          41,925,289        23.7
                                                     ------------                               ------------
Total Portfolio                             10.63    $149,444,097       100.0      10.80        $176,540,188       100.0
                                            =====    ============       =====                   ============       =====


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

     Trend in Interest Expense. The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates and, to a lesser degree, fixed-rate, long-term subordinated debentures issued to or guaranteed by the SBA. In recent years, the Company has reduced its reliance on SBA financing and increased the relative proportion of bank debt to total liabilities. SBA financing can offer very attractive rates, but such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the SBIA and SBA Regulations through subsidiaries already subject to SBA restrictions. The Company believes that its transition to financing its operations primarily with short-term LIBOR-based bank debt has generally decreased its interest expense thus far, but has also increased the Company's exposure to the risk of increases in market interest rates which the Company attempts to mitigate with certain matching strategies. The Company also expects that net interest income should increase because bank debt is more available than SBA financing and will thus permit an increase in the size of the loan portfolio. At May 30, 1996 and December 31, 1996, short-term LIBOR-based debt constituted 70.4% and 75.1% of total debt, respectively. On March 26, 1997, the Federal Reserve System increased the federal-funds interest rate by 25 basis points and, as a result, the prevailing Prime Rate has generally increased by 25 basis points. If these increases lead to a trend of higher interest rates, net interest rate spread could decline at least until the Company is able to originate new loans at the higher prevailing interest rates.

     The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium to LIBOR paid by the Company on its LIBOR-based debt, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 30-180 days. The Company's subordinated debentures issued to or guaranteed by the SBA typically have terms of ten years. The Company's cost of funds reflects fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The percentage of the Company's total indebtedness composed of LIBOR-based indebtedness has increased from 70.4% at May 30, 1996 to 75.1% at December 31, 1996.

The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the 90- and 180-day LIBOR (the "LIBOR Benchmark"). The Company's average cost of funds e.o.p. increased from 7.09% or 162 basis points over the LIBOR Benchmark of 5.47% at May 30, 1996 to 7.11%, or 153 basis points over the LIBOR Benchmark of 5.58% at December 31, 1996.

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

     Factors Affecting Net Assets. Factors which affect the Company's net assets include net realized gain/loss on investments and change in net unrealized depreciation of investments. Net realized gain/loss on investments is the difference between the proceeds derived upon foreclosure of a loan and the cost basis of such loan. Change in net unrealized depreciation of investments is the amount, if any, by which the Company's estimate of the fair market value of its loan portfolio is below the cost basis of the loan portfolio. Under the 1940 Act and the SBIA, the Company's loan portfolio must be recorded at fair market value or "marked to market." Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of its loan portfolio to reflect the Company's estimate of the current realizable value of the loan portfolio. Since no ready market exists for the Company's loans, fair market value is subject to the good faith determination of the Company. In determining such value, the Company takes into consideration factors such as the financial condition of its borrowers, the adequacy of its collateral and the relationships between current and projected market rates of interest and portfolio rates of interest and maturities. Any change in the fair value of portfolio loans as determined by the Company is reflected in net unrealized depreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income. Therefore, if recent increases in prevailing interest rates lead to a trend of higher interest rates, net increase in net assets resulting from operations could decline. Upon the completion of the Acquisitions on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair market value, which included $1.5 million of net unrealized depreciation, as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting. From May 30, 1996 through December 31, 1996 there was a $46,000 increase in net unrealized depreciation of investments. Application of the "marked to market" policy to the Company's loan portfolio could result in greater volatility in the Company's earnings than was the case for the businesses acquired in the Acquisitions since they did not in all cases follow that policy.

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


                       CONSOLIDATED RESULTS OF OPERATIONS

For the Period Commencing May 30, 1996 and Ending December 31, 1996.

     Performance Summary. Since the Company's initial offering closed on May 29, 1996, investment income has been positively impacted by the strong growth of the entire loan portfolio which was primarily driven by an increase in the percentage of the portfolio composed of higher yielding Commercial Installment Loans. Interest expense for the period reflected an increase in the LIBOR benchmark e.o.p. of 11 basis points and growth in net borrowings offset by a nine basis point decrease in the spread over LIBOR charged by the Company's banks. The positive trend in the spread between the average yield on the entire portfolio and the average of costs of funds contributed to the $3.7 million of net investment income earned during the period.

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

     Interest Expense. The Company's interest expense was $5.0 million for the period. The Company's average cost of funds e.o.p. increased from 7.09% or 162 basis points over the LIBOR Benchmark of 5.47% at May 30, 1996 to 7.11% or 153 basis points over the LIBOR Benchmark of 5.58% at December 31, 1996. The increase in the average cost of funds e.o.p. was caused by an 11 basis point increase in the LIBOR Benchmark, which was offset by a nine basis point decrease in the spread over the LIBOR Benchmark charged by the Company's banks. The Company's net borrowings increased $4.8 million or 4.0% from $121.0 million at May 30, 1996 to $125.8 million at December 31, 1996. Interest expense also rose due to increased commitment fees paid to banks to establish larger credit facilities. The increased borrowings were incurred to fund portfolio growth and all related to LIBOR-based indebtedness which increased as a percentage of the Company's total indebtedness from 70.4% at May 30, 1996 to 75.1% at December 31, 1996.

     Net Interest Income. Net interest income was $5.4 million for the period. Net interest income reflects the positive impact of a 15 basis point increase in spread e.o.p. which increased from 3.54% at May 30, 1996 to 3.69% at December 31, 1996. The increase reflects a 17 basis point increase from May 30, 1996 to December 31, 1996 in the average yield e.o.p. of the entire portfolio offset by a two basis point increase in the average cost of funds e.o.p. from May 30, 1996 to December 31, 1996.

     Equity in Earnings of Unconsolidated Subsidiary. For the period, Media generated advertising revenue of $1.1 million and incurred Display rental costs of approximately $500,000, resulting in a gross margin of approximately $600,000 or 54.4% of advertising revenue. The number of Displays owned by Media increased from 1,670 at May 30, 1996 to approximately 2,000 at December 31, 1996 as a result of an acquisition in July 1996. For the period, operating expenses were $659,000 and Media generated a net loss of $63,000 which is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations. The loss primarily resulted from reduced Display occupancy rates and the Company's decision to maintain goodwill with the taxicab owners from whom it leases taxicab rooftop space by making lease payments to such owners for unoccupied Displays that are not otherwise required. Display occupancy declined from 73% at May 30, 1996 to 64% at December 31, 1996. The loss also resulted from the write-off of accounts receivable in the amount of $64,000 due under an advertising contract with a client which filed for bankruptcy protection and costs associated with expansion into new markets.

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

     Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill of $259,000 for the period relates to $6.5 million of goodwill generated in the acquisitions of Edwards and TCC. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years.

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

     Equity in Earnings (Losses) of Unconsolidated Subsidiary. During the period, Media generated a net loss of $53,000 which is recorded as equity in earnings or losses of unconsolidated subsidiary on Tri-Magna's statement of operations. The loss was in part due to an increase in expenses associated with the opening of a maintenance facility and Media's expansion into other markets.


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

  A relative measure of interest rate risk can be derived from the Company's interest rate sensitivity gap. The interest rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities which mature and/or reprice within specified intervals of time. The gap is considered to be positive when repriceable assets exceed repriceable liabilities and negative when the inverse situation exists. A relative measure of interest rate sensitivity is provided by the cumulative difference between interest sensitive assets and interest sensitive liabilities for a given time interval expressed as a percentage of total assets.

  The following schedule of principal payments sets forth at December 31, 1996 the amount of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated. The principal amount of Medallion Loans and Commercial Installment Loans are assigned to the time frames in which such principal amounts are contractually obligated to be paid. The Company has not reflected an assumed annual prepayment rate for Medallion Loans or Commercial Installment Loans in this table.

  The Company's interest rate sensitive assets were $178.2 million and interest rate sensitive liabilities were $125.8 million at December 31, 1996. The one year cumulative interest rate gap was negative $75.9 million, or 42.6% of interest rate sensitive assets.

SCHEDULE OF PRINCIPAL PAYMENTS AS OF DECEMBER 31, 1996

                                      MORE THAN 1   MORE THAN 2   MORE THAN 3   MORE THAN 5
                          LESS THAN  AND LESS THAN AND LESS THAN AND LESS THAN AND LESS THAN
                           1 YEAR       2 YEARS       3 YEARS       5 YEARS       6 YEARS    THEREAFTER  TOTAL
                          ---------  ------------- ------------- ------------- ------------- ---------- --------
                                                             (IN THOUSANDS)
Earning Assets
 Medallion Loans and
  Commercial Installment
  Loans.................  $ 20,406     $ 19,627      $ 32,353       $25,773       $27,692     $50,689   $176,540
 Cash and cash
  equivalents...........     1,665          --            --            --            --          --       1,665
                          --------     --------      --------       -------       -------     -------   --------
 Total..................    22,071       19,627        32,353        25,773        27,692      50,689    178,205
                          --------     --------      --------       -------       -------     -------   ========
Liabilities
 Revolving line of
  credit................    94,450          --            --            --            --          --      94,450
 Term loan..............     2,000          --            --            --            --          --       2,000
 Subordinated SBA
  debentures............     1,500        3,000           --            --         15,190       9,700     29,390
                          --------     --------      --------       -------       -------     -------   --------
 Total..................    97,950        3,000           --            --         15,190       9,700   $125,840
                          --------     --------      --------       -------       -------     -------   ========
Interest rate gap.......  $(75,879)    $ 16,627      $ 32,353       $25,773       $12,502     $40,989
                          ========     ========      ========       =======       =======     =======
Cumulative interest rate
 gap....................  $(75,879)    $(59,252)     $(26,899)      $(1,126)      $11,376     $52,365

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity are credit facilities with bank syndicates, fixed rate, long-term subordinated SBA debentures that are issued to or guaranteed by the SBA and loan amortization and prepayments. As a RIC, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At December 31, 1996, 76.6% of the Company's $125.8 million of debt consisted of bank debt, substantially all of which was at variable effective rates of interest with a weighted average rate of 7.03% or 122 basis points below the Prime Rate and 23.4% consisted of subordinated SBA debentures with fixed rates of interest with a weighted average rate of 7.38%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, or to fund loans that qualify under SBA regulations through Edwards and TCC which are already subject to SBA restrictions. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to possible additional SBA funding, an additional $10.5 million of debt was available at December 31, 1996 at variable effective rates of interest averaging below the Prime Rate under the Company's $105.0 million bank credit facilities. The Company has observed a practice of minimizing credit facility fees associated with the unused component of credit facilities by keeping the unused component as small as possible and periodically increasing the amounts available under such credit facilities only when necessary to fund portfolio growth.

     The following table illustrates the Company's and each of the subsidiaries' sources of available funds and amounts outstanding under credit facilities at December 31, 1996.


                                        Medallion
                                        Financial       MFC         Edwards       TCC        Total
                                       ------------  ----------  -------------  -------  --------------
                                                            (dollars in thousands)

Cash and cash equivalents............     $  102     $   676     $      207     $  680   $    1,665
Revolving lines of credit............      5,000(2)   85,000(3)      15,000         --      105,000
  Amounts available..................        550       7,450          2,550         --       10,550
  Amounts outstanding................      4,450      77,550         12,450         --       94,450
    Average interest rate............       6.84%       7.06%          6.81%        --         7.03%
    Maturity.........................      12/97        6/97      4/97-7/97         --    4/97-12/97
Term loans...........................         --       2,000             --                   2,000
    Interest rate....................         --        7.50%            --         --         7.50%
    Maturity.........................         --        7/97             --         --         7/97
SBA debentures.......................         --          --         23,750(1)   5,640       29,390(1)
    Average interest rate............         --          --           7.95%      5.00%        7.38%
    Maturity.........................         --          --      4/97-9/04       6/02    4/97-9/04
Total cash and remaining amounts
  available under credit facilities..        652       8,126          2,757        680     12,215(2)(3)
Total debt outstanding...............     $4,450     $79,550     $   36,200     $5,640   $  125,840
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

EDWARDS CAPITAL COMPANY (A LIMITED PARTNERSHIP)
Report of Arthur Andersen LLP, Independent Public Accountants............   F-21
Report of Friedman, Alpren & Green LLP, Independent Public Accountants...   F-22
Balance Sheets as of May 29, 1996 and December 31, 1995..................   F-23
Statements of Operations for the Period ended May 29, 1996
 and the years ended December 31, 1995 and 1994..........................   F-24
Statements of Changes in Partners' Capital for the Period
 Ended May 29, 1996 and the years ended December 31, 1995 and 1994.......   F-25
Statements of Cash Flows for the Period Ended May 29, 1996 for
 the years ended December 31, 1995 and 1994..............................   F-26
Notes to Financial Statements............................................   F-27

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

TRANSPORTATION CAPITAL CORP.
Report of Arthur Andersen LLP, Independent Public Accountants............   F-50
Report of Coopers & Lybrand LLP, Independent Public Accountants..........   F-51
Sheets as of May 29, 1996 and December 31, 1995..........................   F-52
Statements of Operations for the Period Ended May 29, 1996
 and the years ended December 31, 1995 and 1994..........................   F-53
Statements of Changes in Shareholders' Equity for Period
 Ended May 29, 1996 and the years ended December 31, 1995 and 1994.......   F-54
Statements of Cash Flows for the Period Ended May 29, 1996
 and the years ended December 31, 1995 and 1994..........................   F-55
Notes to Financial Statements............................................   F-56

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

Commitments and contingencies (Note 8)


SHAREHOLDERS' EQUITY (Notes 1 and 10)
Preferred Stock (1,000,000 shares of
 $.01 par value stock authorized - none
     outstanding)                          $          -       $      -
  Common stock (15,000,000 shares of
   $.01 par value stock authorized -
     8,250,000 and 2,500,000 shares
     outstanding at December 31, 1996
     and 1995, respectively                      82,500         25,000
   Capital in excess of par value            56,359,555        (23,000)
   Accumulated undistributed income              45,224              -
                                           ------------       --------
  Total shareholders' equity                 56,487,279          2,000
                                           ------------       --------
  Total liabilities and shareholders'      $189,624,500       $718,217
   equity                                  ============       ========



  The accompanying notes are an integral part of these financial statements.

                           MEDALLION FINANCIAL CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS
      FROM MAY 30, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996


   Investment income:
    Interest income on investments         $10,374,238
    Interest income on treasury bills           37,603
                                           -----------
  Total investment income                   10,411,841
                                           -----------

  Interest expense:
    Notes payable to bank                    3,631,746
    SBA debentures                           1,376,747
                                           -----------
  Total interest expense                     5,008,493
                                           -----------

  Net interest income                        5,403,348
                                           -----------

Non-interest income:
     Equity in losses of unconsolidated
      subsidiary                               (63,000)
     Accretion of negative goodwill            421,435
     Other Income                              410,991
                                           -----------

  Total non-interest income                    769,426
                                           -----------

  Expenses:
    Administration and advisory fees           161,886
    Professional fees                          410,420
    Salaries and benefits                      779,445
    Other operating expenses                   879,187
    Amortization of goodwill                   259,260
                                           -----------

  Total expenses                             2,490,198
                                           -----------

  Net investment income                      3,682,576

  Increase in net unrealized
   depreciation                                (46,300)
  Net realized gain on investments              84,447
                                           -----------
  Net increase in net assets resulting
   from operations                         $ 3,720,723
                                           ===========
  Net increase in net assets resulting
     from operations per common share            $0.45
                                           ===========

    Weighted average shares and common
     share equivalents outstanding           8,276,250
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

                           MEDALLION FINANCIAL CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
      FROM MAY 30, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996


 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting     $  3,720,723
  from operations
 Adjustments to reconcile net increase
  in net assets resulting from
  operations to net cash provided
  by (used for) operating activities:
     Depreciation and amortization              14,500
     Increase in equity in earnings
      (losses) of unconsolidated
      subsidiary                                63,000
     Amortization of goodwill                  259,260
     Increase in unrealized depreciation        46,300
     Decrease (increase) in accrued
      interest receivable                     (301,310)
     Decrease (increase) in other assets    (1,933,829)
     Increase (decrease) in accounts
      payable and accrued expenses             371,503
     Accretion of negative goodwill           (421,435)
     Increase (decrease) in accrued
      interest payable                        (553,280)
                                          ------------
         Net cash provided by (used
          for) operating activities       $  1,265,432
                                          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Originations of loans (investments)     $(71,419,455)
  Proceeds from sales and maturities of
   loans (investments)                      44,323,364
  Payment for purchase of Tri-Magna, net   (11,848,283)
  Payment for purchase of Edwards
   Capital Company                         (15,624,995)
  Payment for purchase of TCC, net          (3,748,576)
  Capital expenditures                         (89,928)
                                          ------------
        Net cash provided by (used for)
         investing activities             $(58,407,873)
                                          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of notes payable to banks      $  6,050,000
  Repayment of notes payable to SBA         (1,200,000)
  Payment of declared dividends to
   former shareholders                        (542,012)
  Payment of declared dividends  to
   present shareholders                     (1,650,000)
  Proceeds from initial public
   offering, net of expenses                56,147,056
                                          ------------
       Net cash provided by (used for)
        financing activities              $ 58,805,044
                                          ------------
NET INCREASE (DECREASE) IN CASH           $  1,662,603

CASH, beginning of period                        2,000
                                          ------------

CASH, end of period                       $  1,664,603
                                          ============

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest  $  5,561,773
                                          ============

SUPPLEMENTAL INFORMATION OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Note received for exercise of warrant     $    157,000
                                          ============

   The accompanying notes are an integral part of these financial statements.

                           MEDALLION FINANCIAL CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
      FROM MAY 30, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996
                                  (CONTINUED)



SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

     In conjunction with the Acquisitions, liabilities were assumed as follows:

                                              Tri-Magna    Edwards Capital Company      TCC
                                             ------------  -----------------------  -----------

     Fair value of assets acquired, other
       than cash                              $97,808,510         $51,356,894        $ 9,714,029
                                              -----------         -----------        -----------

     Cash acquired                              1,529,717                   -          6,797,183
     Cash paid                                 13,378,000          15,624,995         10,545,759
                                              -----------         -----------        -----------
      Cash paid, net                           11,848,283          15,624,995          3,748,576
                                              -----------         -----------        -----------

     Negative goodwill                          2,939,085                   -                  -
                                              -----------         -----------        -----------
     Liabilities assumed                      $83,021,142         $35,731,899        $ 5,965,453
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

 Revolving Credit Agreements

  On March 27, 1992 (and as subsequently amended), MFC entered into a committed revolving credit agreement (the Revolver) with a group of banks. MFC extended the Revolver until June 30, 1997 at an aggregate credit commitment amount of $85,000,000 pursuant to the Renewal and Extension Agreement dated June 28, 1996. The Revolver may be extended annually thereafter upon the option of the participating banks and acceptance by MFC. Should any participating bank not extend its committed amount, the Revolver agreement provides that each bank shall extend a term loan equal to its share of the principal amount outstanding of the revolving credit note. Maturity of the term note shall be the earlier of two years or any other date on which it becomes payable in accordance with the Revolver agreement. Interest and principal payments are paid monthly. Interest is calculated monthly at either the bank's prime rate or a rate based on the adjusted London Interbank Offered Rate of interest (LIBOR) at the option of MFC. Substantially all promissory notes evidencing MFC's investments are held by a bank, as collateral agent under the agreement. MFC is required to pay an annual facility fee of 1/4% on March 31, 1997 on the Revolver aggregate commitment. Outstanding borrowings under the Revolver were $77,550,000 at December 31, 1996, at weighted average interest rate of 7.1%. MFC is required under the Revolver to maintain minimum tangible net assets of $19,000,000 and certain financial ratios, as defined therein. The Revolver agreement contains other restrictive covenants, including a limitation of $500,000 for capital expenditures. At December 31, 1996, MFC was in compliance with all its terms.

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


  A Non-Employee Director Stock Option Plan (the "Director Plan") was also approved by the Board of Directors and stockholders on May 22, 1996 and by the Securities and Exchange Commission on December 23, 1996. The Director Plan provides for the issuance of a maximum of 100,000 shares of common stock of the Company. The grants of stock options under the Director Plan are automatic as provided in the Director Plan. The option price per share may not be less than the current market value of the Company's share of common stock on the date the option is granted Options granted under the Director Plan are exercisable annually, as defined in the Director Plan. The term of the options may not exceed five years. Under the Director Plan, 16,969 shares have been granted as of December 31, 1996. The options outstanding have an exercie price of $13.75.


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


                                                    Seven month period ended
                                                    ------------------------
                                                       December 31, 1996
                                                       -----------------
Net increase in net assets resulting from operations:
       As reported                                        $3,720,723
       Pro Forma                                          $3,696,480

Net increase in net assets resulting from
 operations per share:
       As reported                                        $     0.45
       Pro Forma                                          $     0.45

  The following table presents the activity for the stock option program under the 1996 Stock Option Plan and Director Stock Option Plan for the year ended December 31, 1996:


                                                                   Weighted
                                      Number    Exercise Price     Average
                                    of Options    Per Share     Exercise Price
                                    ----------  --------------  --------------
Outstanding at December 31, 1995        -             -                  -
Granted                                218,389   $11.00-$14.375     $11.52
Canceled                                     -               -           -
Exercised                                    -               -           -
                                       -------   -------------      ------
Outstanding at December 31, 1996       218,389   $11.00-$14.375     $11.52

Options exercisable at
December 31, 1996                        7,576   $       11.00      $11.00

  At December 31, 1996, 181,820 of the 218,389 options outstanding have an exercise price of $11.00 with a weighted average remaining contractual life of
9.4 years. Of these options, 7,576 are exercisable at a weighted average exercise price of $11.00. The remaining 36,569 options have exercise prices ranging from $13.75 to $14.375 with a weighted average remaining contractual life of 4.9 years. None of these options was exercisable at December 31, 1996.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1996

(7)  STOCK OPTIONS (CONTINUED)

The weighted average fair value of options granted during the period ended
December 31, 1996 was $3.21 per share.   The fair value of each option grant is
estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 1996:

                      Risk-free interest rate   6.4%
                      Expected dividend yield   4.6%
                      Expected life in years    5.8
                      Expected volatility      36.7%

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


                                                  YEARS ENDED           PERIOD ENDED
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

                    TRI-MAGNA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED          PERIOD ENDED
                                          --------------------------  -------------
                                                 DECEMBER 31,            MAY 29,
                                          --------------------------  -------------
                                              1994          1995          1996
                                          ------------  ------------  -------------
Investment Income
 Interest on investments.................  $8,820,273    $9,802,560     $4,423,396
                                           ----------    ----------     ----------
  Total Investment Income................   8,820,273     9,802,560      4,423,396
                                           ----------    ----------     ----------
Interest Expense
 Interest on SBA debentures..............     974,105       780,254              -
 Interest on bank debt (Note 3)..........   3,781,910     5,253,924      2,516,914
                                           ----------    ----------     ----------
  Total Interest Expense.................   4,756,015     6,034,178      2,516,914
                                           ----------    ----------     ----------
 Net Interest Income.....................   4,064,258     3,768,382      1,906,482
                                           ----------    ----------     ----------
Non-Interest Income
 Equity in earnings(losses) of
  unconsolidated subsidiary (Note 2).....      18,379       125,956        (53,022)
 Other income............................     519,030       446,209        148,125
                                           ----------    ----------     ----------
  Total Non-Interest Income..............     537,409       572,165         95,103
                                           ----------    ----------     ----------
Expenses
 Administration and advisory fees........      33,905        13,149          3,671
 Legal and accounting fees...............     367,484       344,311        144,562
 Directors' fee (Note 8).................      76,500        46,000         15,022
 Officers' and employees' salaries.......   1,028,627     1,086,569        501,063
 Employee benefit plans (Note 7).........     136,000        70,008         44,000
 Merger related costs (Note 5)...........           -             -        584,000
 Other operating expenses................   1,057,797     1,054,757        524,242
                                           ----------    ----------     ----------
  Total Expenses.........................   2,700,313     2,614,794      1,816,560
                                           ----------    ----------     ----------
 Dividends paid on minority interest.....     277,020       207,774              -
                                           ----------    ----------     ----------
 Net Investment Income...................   1,624,334     1,517,979        185,025
                                           ----------    ----------     ----------
Realized and Unrealized Gain (Loss) on
 Investments
 Realized gain (loss) on investments
  (Note 6)...............................     (21,938)       61,194              -
 Change in unrealized depreciation
  (Note 6)...............................      58,000      (140,000)             -
                                           ----------    ----------     ----------
 Net Realized and Unrealized Gain
  (Loss) on Investments..................      36,062       (78,806)             -
                                           ----------    ----------     ----------
Net Increase in Net Assets resulting
 from Operations.........................  $1,660,396    $1,439,173     $  185,025
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

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED           PERIOD ENDED
                                          ----------------------------  -------------
                                                  DECEMBER 31,             MAY 29,
                                          ----------------------------  -------------
                                              1994           1995           1996
                                          -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Increase in Net Assets resulting
 from Operations  ......................  $  1,660,396   $  1,439,173   $    185,025
Adjustments to reconcile net income to
 net cash provided by
 operating activities:
 Depreciation and amortization..........        64,848         43,594         19,929
 Change in unrealized depreciation......       (58,000)       140,000              -
 Realized loss (gain) on investments....        21,938        (61,194)             -
 (Increase) decrease in investment in
  unconsolidated subsidiary.............       (19,379)      (125,956)        53,022
 (Increase) decrease in accrued interest
  receivable............................       (64,697)       (66,252)       (25,723)
 Decrease (increase) in other assets....       (99,434)      (794,721)       165,111
 Increase (decrease) in accounts
  payable and accrued expenses..........       (90,565)     1,036,580         70,303
 Increase (decrease) in dividends
  payable minority interest.............       (69,255)       (69,255)             -
 Increase (decrease) in accrued
  interest payable......................       143,725        257,330        (70,587)
                                          ------------   ------------   ------------
Net cash provided by operating
 activities...........................       1,489,577      1,799,299        397,080


Cash Flows from Investing Activities:
 Increase in investments................   (33,103,213)   (30,667,520)    (7,252,488)
 Proceeds from investment maturities
  and terminations......................    24,753,080     24,114,690      7,677,287
 Proceeds from liquidation of other
  assets................................       414,884        144,100              -
 Capital expenditures...................        (6,991)       (16,378)        (6,198)
                                          ------------   ------------   ------------
  Net cash provide by (used for)
   investing activities.................    (7,942,240)    (6,425,108)       418,601

Cash Flows from Financing Activities:
 Proceeds from (payments of) notes
  payable to banks......................     8,325,000     21,269,900       (900,000)
 Payments of SBA debentures.............             -    (12,500,000)             -
 Buyback of minority interest...........             -     (3,231,900)             -
 Sale of common stock...................        49,500              -              -
 Dividends paid on common stock.........    (1,668,050)    (1,003,349)      (468,230)
                                          ------------   ------------   ------------
  Net cash provided by (used for)
   financing activities.................     6,706,450      4,534,651     (1,368,230)
                                          ------------   ------------   ------------
Net Increase (Decrease) in Cash.........       253,787        (91,158)      (552,549)
Cash, beginning of period...............     1,014,537      1,268,324      1,177,166
                                          ------------   ------------   ------------
Cash, end of period.....................  $  1,268,324   $  1,177,166   $    624,617
                                          ============   ============   ============
Supplemental Information:

 Cash paid during the period for
  interest (Includes dividends paid
  on minority interest) ................  $  4,958,565   $  6,053,877   $  2,587,501

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

(6)   REALIZED LOSSES (GAINS) AND UNREALIZED DEPRECIATION ON INVESTMENTS

  A summary of realized losses and unrealized depreciation on investments for the period ended May 29, 1996 and the years ended December 31, 1995 and 1994 is as follows:

                                      PERIOD ENDED
                                      ------------
                                         MAY 29,    YEAR ENDED DECEMBER 31,
                                       ----------  -------------------------
         UNREALIZED DEPRECIATION          1996        1995         1994
         -----------------------       ----------  ----------  -------------
    Balance at Beginning of Period     $(910,000)  $(770,000)     $(828,000)
    Change in Unrealized Depreciation        --     (140,000)        58,000
                                       ---------   ---------      ---------
    Balance at End of Period           $(910,000)  $(910,000)     $(770,000)
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

                          TRANSPORTATION CAPITAL CORP.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                             RESTRICTED
                                                                                                             -----------
                                      PREFERRED STOCK                   COMMON STOCK          ADDITIONAL     CONTRIBUTED
                                      ---------------                   ------------          ----------     -----------
                                SHARES                             SHARES                       PAID-IN        CAPITAL
                                ------                             ------                       -------        -------
                             OUTSTANDING         AMOUNT         OUTSTANDING       AMOUNT        CAPITAL        SURPLUS
                             ------------        ------         ------------      ------        -------        -------
Balance, December 31, 1993      3,3831/3          $ 3,383,333     2,486,804       $ 310,851    $6,250,529       $      --
Merger of TCC Purchase Co.           --                  --      (2,486,704)       (310,838)      314,760              --
Net investment income                --                  --           --                 --          --                --
Net realized loan losses             --                  --           --                 --          --                --
Net change in unrealized
 depreciation on loans               --                  --           --                 --          --                --
                              ----------          -----------    ----------       ---------    ----------       ----------
Balance, December 31, 1994      3,3831/3          $ 3,383,333           100       $      13    $6,565,289       $      --
                              ==========          ===========    ==========       =========    ==========       ==========

Net investment income                --                  --           --                 --            --              --
Net realized loan losses             --                  --           --                 --            --              --
Net change in unrealized
 depreciation on loans               --                  --           --                 --            --              --
Capital contribution                 --                  --           --                 --       310,818              --
Capitalization of
 accumulated
 undistributed net
 investment income                   --                  --           --                 --       873,349               --
Repurchase of 3% preferred
 stock                        (3,383 1/3)          (3,383,333)        --                 --            --        2,199,166
                              ----------          -----------    ----------       ---------    ----------       ----------
Balance, December 31, 1995           --          $         --         100         $      13    $7,749,456       $2,199,166
                              ==========          ===========    ==========       =========    ==========       ==========

Net investment income                --                    --         --                 --            --               --
Net realized loan gains              --                    --         --                 --            --               --
Preferred dividends
 declared..................
Net change in unrealized
 depreciation on loans               --                    --         --                 --            --               --
                              ----------          -----------    ----------       ---------    ----------       ----------

Balance, May 29, 1996                --          $         --         100       $      13    $7,749,456       $2,199,166
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

                                    MEDALLION FINANCIAL CORP.


April 9, 1997                      By: /s/ Daniel F. Baker
                                       -------------------
                                       Daniel F. Baker
                                       Treasurer and Chief
                                       Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)

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