Form 10-Q
period 1997-03-31
MEDALLION FINANCIAL CORP
filed 1997-05-15
CIK 1000209

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


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

                                Yes X    No
                                   ---   ---
   Number of shares of Common Stock outstanding at the latest practicable date, April 30, 1997:


            Class Outstanding              Par Value  Shares Outstanding
            -----------------              ---------  ------------------
Common Stock...........................      $.01         8,250,000


================================================================================

                           MEDALLION FINANCIAL CORP.
                                   FORM 10-Q
                                 March 31, 1997

                                     INDEX

                                                                         Page
                                                                         ----
PART I.  Financial Information

Item 1.   Basis of Preparation.........................................    3
               Medallion Financial Corp. Consolidated Balance Sheets
                 as of December 31, 1996 and March 31, 1997............    4
               Medallion Financial Corp. Consolidated Statement of
                 Operations for the three months ended March 31, 1997..    5
               Medallion Financial Corp. Consolidated Statement of
                 Changes in Stockholders' Equity for the three
                 months ended March 31, 1997...........................    6
               Medallion Financial Corp. Consolidated Statement of Cash
                 Flows for the three months ended March 31, 1997.......    7
               Notes to Consolidated Financial Statements..............    8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................   12
               General.................................................   12
               Consolidated Results of Operations (for the three months
                 ended March 31, 1997).................................   15
               Asset/Liability Management..............................   18
               Liquidity and Capital Resources.........................   19
               Investment Considerations...............................   21


PART II. Other Information

Item 6.   Exhibits and Reports on Form 8-K.............................   24

Signatures       ......................................................   25

                              BASIS OF PREPARATION


     Medallion Financial Corp. (the "Company") was incorporated in Delaware in 1995 and commenced operations on May 29, 1996 in connection with the closing of its initial public offering (the "Offering") and simultaneous acquisition (the "Acquisitions") of Medallion Funding Corp. ("MFC"), Edwards Capital Company ("Edwards"), Transportation Capital Corp. ("TCC") and Medallion Taxi Media, Inc. ("Media"). Media and MFC were subsidiaries of Tri-Magna Corporation ("Tri-Magna") which was merged into the Company. The Company's acquisition of these businesses in connection with the Offering and the resulting two-tier structure were effected pursuant to an order of the Securities and Exchange Commission (the "Commission") (Release No. I.C. 21969, May 21, 1996) ("the "Acquisition Order") and the approval of the U.S. Small Business Administration (the "SBA"). A detailed description of the Company, MFC, Edwards, TCC and Media may be found in the Acquisition Order and the Company's Registration Statement (the "Registration Statement") on Form N-2 (File No. 333-24877) filed in connection with the Company's recent public offering which was declared effective on May 12, 1997.

     The financial information included in this report is divided into two sections. The first section, Item 1, includes the unaudited consolidated balance sheet of the Company as of March 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the three months ending March 31, 1997. Item 1 also sets forth the audited consolidated balance sheet of the Company as of December 31, 1996. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations and sets forth an analysis of the financial information included in
Item 1 for the three months ended March 31, 1997. All references to shares and per share amounts in this report reflect a 12,500-for-one stock split effected on May 29, 1996.

     The consolidated balance sheet of the Company as of March 31, 1997, the related statements of operations, stockholders' equity and cash flows for the three months ended March 31, 1997 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Registration Statement.

                           MEDALLION FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                    AT DECEMBER 31, 1996 and MARCH 31, 1997

                                          December 31,     March 31,
                                          -------------  -------------
                                              1996           1997
                                          -------------  -------------
                                                           (Unaudited)
Assets
 Investments (Note 2)
   Medallion loans                        $134,614,899   $138,030,494
   Commercial installment loans             41,925,289     46,281,372
                                          ------------   ------------
 Gross investments                        176,540,188    184,311,866
  Unrealized depreciation of investments      (46,300)       (46,300)
                                          ------------   ------------
  Net investments                          176,493,888    184,265,566
  Investment in unconsolidated
   subsidiary (Note 3)                         937,000        941,953
                                          ------------   ------------

  Total investments                        177,430,888    185,207,519

  Cash                                       1,664,603      2,612,359
  Accrued interest receivable                1,696,584      1,801,377
  Fixed assets, net                             89,815         96,999
  Goodwill, net (Note 2)                     6,250,636      6,145,576
  Other assets                               2,491,974      3,970,990
                                          ------------   ------------
  Total assets                            $189,624,500   $199,834,820
                                          ============   ============


Liabilities
  Accounts payable and accrued expenses   $  1,844,033   $  2,092,708
  Dividends payable                          1,849,225        116,725
  Accrued interest payable                   1,086,247      1,261,656
  Notes payable to banks and demand
   notes (Note 4)                           96,450,000    106,350,000
  SBA debentures payable                    29,390,000     29,390,000
                                          ------------   ------------
  Total liabilities                       $130,619,505   $139,211,089
                                          ------------   ------------

  Negative goodwill, net (Note 2)            2,517,716      2,337,116
                                          ------------   ------------
  Commitments and contingencies                     --             --

Stockholders' equity (Note 1)
  Preferred Stock (1,000,000 shares of
   $0.01 par value stock
   authorized - none outstanding)         $          -   $          -
  Common stock (15,000,000 shares of
   $0.01 par value stock authorized -
   8,250,000 shares outstanding at
   March 31, 1997 and December 31,
   1996, respectively)                          82,500         82,500
  Capital in excess of par value            56,359,555     56,359,555
  Accumulated undistributed income              45,224      1,844,560
                                          ------------   ------------

  Total stockholders' equity                56,487,279     58,286,615
                                          ------------   ------------

  Total liabilities and stockholders'
   equity                                 $189,624,500   $199,834,820
                                          ============   ============


     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)



                                          Three Months Ended
                                            March 31, 1997
                                          -----------------
Investment income:
  Interest income on investments                 $4,885,264
                                                 ----------
Total investment income                           4,885,264
                                                 ----------

Interest expense:
  Notes payable to banks                          1,886,325
  SBA debentures                                    542,327
                                                 ----------
Total interest expense                            2,428,652
                                                 ----------

Net interest income                               2,456,612
                                                 ----------

Non-interest income:
 Equity in earnings of unconsolidated
   subsidiary                                         4,953
 Accretion of negative goodwill                     180,600
 Other income                                       255,810
                                                 ----------

Total non-interest income                           441,363
                                                 ----------

Expenses:
 Administrative and advisory fees                    56,757
 Professional fees                                  168,299
 Salaries and benefits                              353,017
 Other operating expenses                           447,206
 Amortization of goodwill                           105,060
                                                 ----------
Total expenses                                    1,130,339
                                                 ----------

Net investment income                             1,767,636

Change in net unrealized depreciation                     -
Net realized gain on investments                     31,700
                                                 ----------

Net increase in net assets resulting             $1,799,336
  from operations                                ==========

Net increase in net assets resulting
  from operations per common share                    $0.22
                                                 ==========

Weighted average shares and common
 share equivalents outstanding                    8,317,005
                                                 ==========


     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)


                              Shares of                           Capital           Accumulated
                             Common Stock      Common Stock      in Excess         Undistributed
                             Outstanding        $0.01 Par       of Par Value          Income
                             ------------       ---------       ------------          ------
                                                  Value
                                                  -----
Balance at December 31,
 1996 (Note 1)                  8,250,000         $82,500        $56,359,555        $   45,224

Distributable net
 investment income                      -               -                  -         1,799,336
                             ------------       ---------        -----------        ----------

Balance at March 31, 1997       8,250,000         $82,500        $56,359,555        $1,844,560
                             ============       =========        ===========        ==========




     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)


                                                                                         Three Months Ended
                                                                                           March 31, 1997
                                                                                          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                                     $    1,799,336
 Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
    Depreciation and amortization                                                                 16,855
    Increase in equity in earnings (losses) of unconsolidated subsidiary                         (4,953)
    Amortization of goodwill                                                                     105,060
    Decrease (increase) in accrued interest receivable                                         (104,793)
    Decrease (increase) in other assets                                                      (1,486,512)
    Increase (decrease) in accounts payable and accrued expenses                                 248,675
    Accretion of negative goodwill                                                             (180,600)
    Increase (decrease) in accrued interest payable                                              175,409
                                                                                          ---------------

       Net cash provided by (used for) operating activities                               $      568,477
                                                                                          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase (decrease) in investments                                                       $ (44,067,849)
 Proceeds from sales and maturities of investments                                            36,296,171
 Capital expenditures                                                                           (16,543)
                                                                                          ---------------

       Net cash provided by (used for) investing activities                               $  (7,788,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable to banks                                                     $    9,900,000
 Payment of declared dividends to current stockholders                                       (1,732,500)
                                                                                          ---------------
       Net cash provided by (used for) financing activities                               $    8,167,500
                                                                                          ---------------

NET INCREASE (DECREASE) IN CASH                                                           $      947,756

CASH beginning of period                                                                       1,664,603
                                                                                          ---------------

CASH end of period                                                                        $    2,612,359
                                                                                          ===============
SUPPLEMENTAL INFORMATION:
 Cash paid during the period for interest                                                 $    2,253,243
                                                                                          ===============




     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (unaudited)


(1)  Formation of Medallion Financial Corp.

     Medallion Financial Corp. (the "Company") is a closed-end management investment company organized as a Delaware corporation in 1995. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). On May 29, 1996, the Company completed an initial public offering (the "Offering") of its common stock, issued and sold 5,750,000 shares at $11.00 per share and split the existing 200 shares of common stock outstanding into 2,500,000 shares. All share and related amounts in the accompanying financial statements have been restated to reflect this stock split. Offering costs incurred by the Company in connection with the sale of shares totaling $7,102,944 were recorded as a reduction of capital upon completion of the Offering. These costs were recorded, net of $200,000 payable between the Company and Tri-Magna Corporation and subsidiaries ("Tri-Magna") in accordance with the merger agreement between the Company and Tri-Magna. In parallel with the Offering, the Company merged with Tri-Magna; acquired substantially all of the assets and assumed certain liabilities of Edwards Capital Company, a limited partnership; and acquired all of the outstanding voting stock of Transportation Capital Corp. ("TCC") (collectively, the "Acquisitions"). The assets acquired and liabilities assumed from Edwards Capital Company, were acquired and assumed by Edwards Capital Corporation ("Edwards"), a newly formed and wholly-owned subsidiary of the Company. As a result of the merger with Tri-Magna in accordance with the Merger Agreement dated December 21, 1995 between the Company and Tri-Magna, Medallion Funding Corp. ("MFC") and Medallion Taxi Media, Inc. ("Media"), formerly subsidiaries of Tri-Magna, became wholly-owned subsidiaries of the Company. In connection with the Acquisitions, the Company has applied for and received the Acquisition Order under the 1940 Act from the Securities and Exchange Commission. The Company also received approval from the U.S. Small Business Administration ("SBA") for these transactions.

     Tri-Magna was a closed-end management investment company registered under the 1940 Act and was the sole shareholder of MFC and Media. MFC is a closed-end management investment company registered under the 1940 Act and is licensed as a small business investment company ("SBIC") by the SBA. As an adjunct to MFC's taxicab medallion finance business, Media operates a taxicab rooftop advertising business.

     Edwards is licensed as an SBIC by the SBA and is registered as a closed-end management investment company under the 1940 Act.

     TCC, a wholly-owned subsidiary of the Company, is licensed as an SBIC by the SBA and is registered as a closed-end management investment company registered under the 1940 Act. Effective January 1, 1997, the Company decided to merge all of the assets and liabilities of TCC into MFC subject to the approval of the SBA. The Company expects to complete the merger by the end of the second quarter of 1997.

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

     Deferred offering costs incurred by the Company in connection with the sale of shares were recorded as a reduction of capital upon completion of the Offering. These costs were recorded net of $200,000 payable by Tri-Magna in accordance with the merger agreement between the Company and Tri-Magna.

     Under the 1940 Act and the Small Business Investment Act of 1958 and regulations thereunder (the "SBIA"), the Company's long-term loans are considered investments and are recorded at their fair value. Since no ready market exists for these loans, fair value is determined by the Board of Directors in good faith. In determining fair value, the Company and the Board of Directors take into consideration factors including the financial condition of the borrower, the adequacy of the collateral, and the relationships between market interest rates and portfolio interest rates and maturities. Loans are valued at cost less unrealized depreciation. Any change in the fair value of the Company's investments as determined by the Board of Directors is reflected in net unrealized depreciation of investments. Total unrealized depreciation was $1,568,717 on total investments of $176,493,888 and $184,265,566 at December 31,
1996 and March 31, 1997, respectively, of which $1,522,417 existed at the date of the Company's acquisitions. The Board of Directors have determined that this valuation approximates fair value.

     Net increase in net assets resulting from operations per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method.

     On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for the computation and presentation of earnings per share and applies to entities with publicly held common stock or potential common stock. This statement, which supersedes APB Opinion No. 15, is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted. This statement when adopted, will require the restatement of prior years' earnings per share. Management expects that the adoption of this new statement will not have a material impact on the Company's previously disclosed earnings per share.

(3)  Investment in Unconsolidated Subsidiary

     The Company's investment in Media is accounted for under the equity method because as a non-investment company, Media cannot be consolidated with the Company which is an investment company under the 1940 Act. Financial information presented for Media includes the balance sheets as of December 31, 1996 and March 31, 1997 and unaudited statement of operations for the three months ended March 31, 1997:

                                                                                                         Three
                                                                                                      Months Ended
                              December 31,      March 31,                Statement                      March 31,
  Balance Sheet                   1996            1997                 of operations                      1997
  -------------               ------------    ------------          --------------------              -------------
                                               (unaudited)                                             (unaudited)
Cash                           $   79,827     $   27,193            Advertising revenue                $  451,056
Accounts receivable               307,303        385,931            Cost of services                      178,587
                                                                                                       ----------
Equipment, net                    976,442        907,743
Other                             330,839        538,633            Gross margin                          272,469
                               ----------     ----------
                                                                    Other operating expenses              267,516
                                                                                                       ----------
Total assets                   $1,694,411     $1,859,500
                               ==========     ==========
                                                                    Income before taxes                     4,953
Notes payable to parent        $  584,566     $  746,582            Income tax provision                        -
                                                                                                       ----------
Accrued expenses                   64,516         62,636
                               ----------     ----------
                                                                    Net Income                         $    4,953
                                                                                                       ==========
Total liabilities                 649,082        809,218
                               ----------     ----------

Equity                          1,001,000      1,001,000
Retained earnings                  44,329         49,282
                               ----------     ----------

Total equity                    1,045,329      1,050,282
                               ----------     ----------

Total liabilities and
 shareholders equity           $1,694,411     $1,859,500
                               ==========     ==========


     On March 6, 1997, Media entered into a five-year agreement with the Metropolitan Taxi Board of Trade, Inc. ("MTBOT") to provide rooftop advertising on approximately 1,800 New York City taxicabs affiliated with the MTBOT commencing on September 22, 1997.

(4)  Notes Payable to Banks

     On January 28, 1997, MFC increased the amount available under its revolving credit facility by $20,000,000. On February 10, 1997, the Company increased the amount available under its revolving line of credit by $1,000,000.

(5)  Pro Forma Results of Operations

     The unaudited pro forma combined financial information for the three months ended March 31, 1996 is presented as follows assuming the formation of the Company and the Acquisitions described in Note 1 occurred on January 1, 1996:

                                                              Three Months Ended
                                                                March 31, 1996
                                                              ------------------

       Investment income                                              $4,021,000
       Net interest income                                             2,199,000
       Net investment income                                           1,504,000
       Net increase in net assets resulting from operations           $1,524,000
                                                                      ==========
       Net increase in net assets resulting from operations
       per share                                                      $     0.18
                                                                      ==========
       Pro forma weighted average shares outstanding                   8,250,000
                                                                      ==========


(6)  Subsequent Events

     On April 7, 1997, the Company increased the amount available under its revolving line of credit by $1,500,000.

     On April 7, 1997, Edwards paid upon maturity an SBA debenture in the principal amount of $1,500,000.

     On April 28, 1997, MFC declared a dividend payable to the Company in the amount of $130 per share payable on April 28, 1997 (aggregating $865,670), Edwards declared a dividend payable to the Company in the amount of $3,500 per share payable on April 28, 1997 (aggregating $350,000) and TCC declared a dividend payable to the Company in the amount of $3,500 per share payable on April 28, 1997 (aggregating $350,000). With the proceeds of these dividends, on April 28, 1997 the Company declared a dividend in the amount of $0.22 per share (aggregating $1,815,000) payable on May 21, 1997 to the stockholders of record on May 8, 1997.

     MFC entered into an interest rate cap agreement on April 17, 1997, limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 6.0% until April 21, 1998. In addition, on May 9, 1997, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 6.5% until May 13, 1998 and 7.0% until November 13, 1999. On May 12, 1997, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 7.0% until May 13, 1999.
Total premiums of $145,000 paid under the agreements are being amortized over the respective terms of the agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Report on Form 10-Q. In addition, this Management's Discussion and Analysis contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section.


General

     The Company's principal activity is the origination and servicing of loans secured by taxicab medallions ("Medallion Loans") and loans to small businesses secured by equipment and other suitable collateral ("Commercial Installment Loans"). The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets consisting primarily of Medallion Loans and Commercial Installment Loans, and the interest paid on interest-bearing liabilities consisting primarily of credit facilities with bank syndicates and subordinated debentures issued to or guaranteed by the SBA. Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Net interest income is affected by economic, regulatory and competitive factors that influence interest rates, loan demand and the availability of funding to finance the Company's lending activities. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities.

     On May 12, 1997, the Company's Registration Statement on Form N-2 was declared effective and the Company executed an underwriting agreement with certain underwriters providing for the public offering of 4,000,000 shares of the Company's Common Stock at a price to the public of $17.25 per share. It is expected that the offering will close on May 16, 1997. The net proceeds to the Company from the offering, after deducting underwriting discounts and other offering expenses payable by the Company (estimated to be approximately $4.5 million) are estimated to be approximately $64.5 million. The Company intends to use the net proceeds to increase its loan portfolio, to fund possible acquisitions of other finance companies, to repurchase loan participations that the Company has previously sold to third parties and to provide working capital.

     Trend in Loan Portfolio Yield. The Company's investment income is driven by the principal amount of and yields on Medallion Loans and Commercial Installment Loans. The following table illustrates the Company's weighted average portfolio yield at the dates indicated:

                                                               December 31, 1996                     March 31, 1997
                                         ---------------------------------------------------   --------------------------
                                         Weighted                      Percentage   Weighted                   Percentage
                                          Average       Principal       of Total     Average     Principal      of Total
                                           Yield         Amounts        Portfolio     Yield       Amounts       Portfolio
                                         ---------  -----------------  -----------  --------   --------------  ----------

Medallion Loan Portfolio                     9.92%    $134,614,899         76.3%       9.75%    $138,030,494        74.9%
Commercial Installment Loan Portfolio       13.51       41,925,289         23.7       13.54       46,281,372        25.1
                                                      ------------        -----                 ------------       -----
Total Portfolio                             10.80     $176,540,188        100.0       10.70     $184,311,866       100.0
                                                      ============        =====                 ============       =====


     The weighted average yield e.o.p. of the Medallion Loan portfolio decreased 17 basis points from 9.92% at December 31, 1996 to 9.75% at March 31, 1997. Medallion Loans constituted 76.3% of the total portfolio of $176.5 million at December 31, 1996 and 74.9% of the total portfolio of $184.3 million at March 31, 1997. The yields on the Company's Medallion Loans had been in a long-term decline. However, since December 31, 1994 the weighted average yield of the Medallion Loan portfolio has stabilized primarily as a result of the stabilization of market rates for Medallion Loans. During the three months ended March 31, 1997, however, the weighted average yield of the Medallion Loan portfolio has declined as the Company has elected to increase the percentage of its Medallion Loan originations which are made to owners of large taxicab fleets. Although these loans offer lower yields, they offer superior credit quality as compared to Medallion Loans made to individuals or businesses that own fewer taxicabs. In addition, such loans reprice more frequently than other Medallions Loans in the Company's portfolio, thereby reducing the Company's interest rate risk exposure. As a result of this decline in the Medallion Loan portfolio yield, the weighted average yield e.o.p. of the entire portfolio decreased ten basis points from 10.80% at December 31, 1996 to 10.70% at March 31, 1997.

     The decrease in the average yield of the entire portfolio has been offset in part by the Company's strategy of shifting the portfolio mix toward a higher percentage of Commercial Installment Loans, which historically have had a yield of approximately 350 basis points higher than the Company's Medallion Loans and 500 to 700 basis points higher than the prevailing prime rate of interest charged by major commercial banks (the "Prime Rate"). The weighted average yield e.o.p. of the Commercial Installment Loan portfolio increased three basis points from 13.51% at December 31, 1996 to 13.54% at March 31, 1997. In addition, the percentage of the entire portfolio composed of Commercial Installment Loans increased from 23.7%, or $41.9 million, at December 31, 1996 to 25.1%, or $46.3 million at March 31, 1997. The Company intends to continue to increase the percentage of Commercial Installment Loans in the total portfolio.

     Trend in Interest Expense. The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates and, to a lesser degree, fixed-rate, long-term subordinated debentures issued to or guaranteed by the SBA. In recent years, the Company has reduced its reliance on SBA financing and increased the relative proportion of bank debt to total liabilities. SBA financing can offer very attractive rates, but such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the Small Business Investment Act of 1958, as amended (the "SBIA") and SBA Regulations through subsidiaries already subject to SBA restrictions. The Company believes that its transition to financing its operations primarily with short-term LIBOR-based bank debt has generally decreased its interest expense thus far, but has also increased the Company's exposure to the risk of increases in market interest rates which the Company attempts to mitigate with certain matching strategies. The Company also expects that net interest income should increase because bank debt is more available than SBA financing and will thus permit an increase in the size of the loan portfolio. At December 31, 1996 and March 31, 1997, short-term LIBOR-based debt constituted 75.1% and 76.4% of total debt, respectively. On March 26, 1997, the Federal Reserve System increased the federal-funds interest rate by 25 basis points and, as a result, the prevailing Prime Rate has generally increased by 25 basis points. If these increases lead to a trend of higher interest rates, net interest rate spread could decline at least until the Company is able to originate new loans at the higher prevailing interest rates.

     The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium to LIBOR paid by the Company on its LIBOR-based debt, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 30-180 days. The Company's subordinated debentures issued to or guaranteed by the SBA typically have terms of ten years. The Company's cost of funds reflects fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the 90- and 180-day LIBOR (the "LIBOR Benchmark"). The Company's average cost of funds e.o.p. increased from 7.11% or 153 basis points over the LIBOR Benchmark of 5.58% at December 31, 1996 to 7.14%, or 146 basis points over the LIBOR Benchmark of 5.68% at March 31, 1997.

     Taxicab Rooftop Advertising. In connection with its Medallion Loan finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media's revenue is affected by the number of taxicab rooftop advertising displays ("Displays") that it owns and the occupancy rate and advertising rate of those Displays. At March 31, 1997, Media had approximately 2,000 installed Displays. In addition, on March 6, 1997 Media entered into an agreement with the MTBOT to provide advertising on over 1,800 New York City taxicabs affiliated with the MTBOT commencing on September 22, 1997. The effect of that agreement will be to increase the number of taxicabs Media has under contract for rooftop advertising in New York City from approximately 1,700 currently to approximately 3,500.
With this agreement, Media is the leading taxicab rooftop advertiser in the city. The Company expects that Media will continue to expand its operations. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company because Securities and Exchange

Commission regulations prohibit the consolidation of non-investment companies, such as Media, with investment companies, such as the Company.

     Factors Affecting Net Assets. Factors which affect the Company's net assets include net realized gain/loss on investments and change in net unrealized depreciation of investments. Net realized gain/loss on investments is the difference between the proceeds derived upon foreclosure of a loan and the cost basis of such loan. Change in net unrealized depreciation of investments is the amount, if any, by which the Company's estimate of the fair market value of its loan portfolio is below the cost basis of the loan portfolio. Under the 1940 Act and the SBIA, the Company's loan portfolio must be recorded at fair market value or "marked to market." Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of its loan portfolio to reflect the Company's estimate of the current realizable value of the loan portfolio. Since no ready market exists for the Company's loans, fair market value is subject to the good faith determination of the Company. In determining such value, the Company takes into consideration factors such as the financial condition of its borrowers, the adequacy of its collateral and the relationships between current and projected market rates of interest and portfolio rates of interest and maturities. Any change in the fair value of portfolio loans as determined by the Company is reflected in net unrealized depreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income. Therefore, if recent increases in prevailing interest rates lead to a trend of higher interest rates, net increase in net assets resulting from operations could decline. Upon the completion of the Acquisitions on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair market value, which included $1.5 million of net unrealized depreciation, as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting. From December 31, 1996 through March 31, 1997 there was no change in net unrealized depreciation of investments. Application of the "marked to market" policy to the Company's loan portfolio could result in greater volatility in the Company's earnings than was the case for the businesses acquired in the Acquisitions since they did not in all cases follow that policy.

     Recent Commencement of Operations. The Company commenced operations in connection with the simultaneous closing of its initial public offering and the Acquisitions on May 29, 1996. Prior to that date, the Company had no results of operations and each of Tri-Magna, Edwards and TCC had been operating independently of each other. The following discussion under the caption "Consolidated Results of Operations" sets forth an analysis of the Company's actual results of operations and assets and liabilities for the three months ended March 31, 1997. All period percentages involving income statement accounts have been annualized for discussion purposes.


Consolidated Results of Operations

For the Three Months Ended March 31, 1997.

     Performance Summary. For the three months ended March 31, 1997, investment income has been positively impacted by the strong growth of the entire loan portfolio which was primarily driven by an increase in the percentage of the portfolio composed of higher yielding Commercial Installment Loans. Interest expense for the period reflected an increase in the LIBOR benchmark e.o.p. of ten basis points and growth in net borrowings. The positive trend in the spread between the average yield on the entire portfolio and the average of costs of funds contributed to the $1.8 million of net investment income earned during the period.

     Investment Income. Investment income for the three months ended March 31, 1997 was $4.9 million. The Company's investment income reflects the positive impact of portfolio growth during the period. Total portfolio growth was $7.8 million or 4.4% from $176.5 million at December 31, 1996 to $184.3 million at March 31, 1997. The average portfolio outstanding during the three-month period ended March 31, 1997 was $180.4 million which produced investment income of $4.9 million at a weighted average interest rate of 10.83%. Gross loan originations net of participations during the three-month period ended March 31, 1997 was $44.1 million offset by prepayments, terminations and refinancings by the Company aggregating $36.3 million. Average yield e.o.p. of the entire portfolio decreased ten basis points from 10.80% at December 31, 1996 to 10.70% at March 31, 1997. The decrease was caused by a decrease in the average yield on Medallion Loans caused by the reduction of loan yields at Edwards. Edwards has elected to increase the percentage of its Medallion Loan originations which are made to owners of large taxicab fleets. Although these loans offer lower yields, they offer superior credit quality as compared to Medallion Loans made to individuals or businesses that own fewer taxicabs. In addition, such loans reprice more frequently than other Medallion Loans in the Company's portfolio, thereby reducing the Company's interest rate risk exposure. Moreover, most of the loans that the Company originates to large fleet owners are syndicated to other lenders and the Company earns a 50 basis point servicing fee on such syndications. This decrease in yield was offset in part by a slight increase in the average yield on Commercial Installment Loans and a shift in the portfolio mix toward a higher percentage of Commercial Installment Loans which historically have been originated at a yield of approximately 350 basis points higher than Medallion Loans and 500 to 700 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the Medallion Loan portfolio decreased seventeen basis points from 9.92% at December 31, 1996 to 9.75% at March 31, 1997 and the average yield of the Commercial Installment Loan portfolio increased three basis points from 13.51% at December 31, 1996 to 13.54% at March 31, 1997. The percentage of the portfolio composed of Commercial Installment Loans increased from 23.7% at December 31, 1996 to 25.1% at March 31, 1997.

     Interest Expense. The Company's interest expense was $2.4 million for the three months ended March 31, 1997. The Company's average cost of funds e.o.p. increased from 7.11% or 153 basis points over the LIBOR benchmark of 5.58% at December 31, 1996 to 7.14% or 146 basis points over the LIBOR benchmark of 5.68% at March 31, 1997. The increase in the average cost of funds e.o.p. was caused by a ten basis point increase in the LIBOR benchmark, which was moderated by the varying maturities of borrowings that the Company had at March 31, 1997. The Company's net borrowings increased $9.9 million or 7.9% from $125.8 million at December 31, 1996 to $135.7 million at March 31, 1997. Average borrowings during the three months ended March 31, 1997 were $130.7 million which produced an interest expense of $2.4 million at a weighted average interest rate of 7.43%. The weighted average interest rate of 7.43% includes commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The increased borrowings were incurred due to portfolio growth and such borrowings all related to LIBOR-based indebtedness, which increased as a percentage of the Company's total indebtedness from 75.1% at December 31, 1996 to 76.4% at March 31, 1997.

     Net Interest Income. Net interest income was $2.5 million for the three months ended March 31, 1997. Net interest income reflects the positive impact of the portfolio growth during the period. The average spread between the average yield on the portfolio and the average cost of funds during the three-month period ended March 31, 1997 was 3.40%.

     Equity in Earnings of Unconsolidated Subsidiary. For the three months ended March 31, 1997, Media generated advertising revenue of $451,000 and incurred Display rental costs of approximately $179,000, resulting in a gross margin of approximately $272,000 or 60.3% of advertising revenue. The number of Displays owned by Media were approximately 2,000 at March 31, 1997. For the three months ended March 31, 1997, operating expenses were $267,000 and Media generated net income of $5,000 which is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations. Display occupancy increased from 64% at December 31, 1996 to 70% at March 31, 1997. The Company expects display occupancy rates to increase to 90% by June 30, 1997.

     Other Income. The Company derived $256,000 in other income, or 0.14% of investments for the three months ended March 31, 1997. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

     Non-Interest Expenses. The Company had non-interest expenses of $1.0 million for the period. Approximately $353,000, or 34.4% of non-interest expenses, was related to salaries and benefits, $168,000, or 16.4%, consisted of professional fees, $57,000, or 5.6% consisted of investment advisory fees. The operating expense ratio was 2.05% for the three-month period ended March 31, 1997, on an annualized basis, reflecting consolidation of the Company's operations, efficiencies of scale and elimination of redundant services, facilities and functions. The Company believes that operating expenses as a percentage of average assets will decline as the loan portfolio increases due to economies of scale.

     Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill of $105,000 for the three months ended March 31, 1997 relates to $6.5 million of goodwill generated in the acquisitions of Edwards and TCC. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years.

     Net Realized Gain/Loss on Investments The Company realized a net gain on investments of $31,000 during the three months ended March 31, 1997. The gain was the result of the sale of foreclosed real estate previously written down for a gain of $28,000 and recoveries in the amount of $3,000 on certain loans secured by radio dispatch and broadcast equipment and other assets used in connection with livery taxicab services previously written off.

     Net Investment Income. Net investment income earned during the three-month period ended March 31, 1997 was $1.8 million reflecting the positive impact of portfolio growth.

     Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations was $1.8 million for the three months ended March 31, 1997 and reflects portfolio growth. Return on assets and return on equity for the three months ended March 31, 1997, on an annualized basis, were 3.7% and 12.5%, respectively.


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

     Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. The mismatch between maturities and interest rate sensitivities of the Company's interest-earning assets and interest-bearing liabilities results in interest rate risk. Abrupt increases in market rates of interest may have an adverse impact on the Company's earnings. Accordingly, if recent increases in prevailing interest rates caused by a 25 basis point increase in the federal-funds rate lead to a trend of higher interest rates, net interest rate spread could decline at least until the Company is able to originate new loans at the higher prevailing interest rates.

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

     The Company seeks to manage the exposure of the balance of the portfolio to increases in market interest rates by entering into interest rate cap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures. The Company has entered into interest rate cap agreements to limit the Company's interest rate exposure. MFC entered into an interest rate cap agreement on April 17, 1997, limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 6.0% until April 21, 1998. On May 9, 1997, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 6.5% until May 13, 1998 and 7.0% until November 13, 1999. On May 12, 1997, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 7.0% until May 13, 1999. Total premiums of $145,000 paid under the agreements are being amortized over the respective terms of the agreements. In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed rate indebtedness, such as subordinated SBA debentures. The Company currently has outstanding subordinated SBA debentures in the principal amount of $27.9 million with a weighted average rate of interest of 7.30%. At March 31, 1997, these debentures constituted 21.6% of the Company's indebtedness.

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


Liquidity and Capital Resources

The Company's sources of liquidity are credit facilities with bank syndicates, fixed rate, long-term subordinated debentures that are issued to or guaranteed by the SBA and loan amortization and prepayments. As a Regulated Investment Company ("RIC") under the Internal Revenue Code of 1986, as amended, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At March 31, 1997, 78.4% of the Company's $135.7 million of debt consisted of bank debt, substantially all of which was at variable effective rates of interest with a weighted average rate of 7.07% or 143 basis points below the Prime Rate and 21.6% consisted of subordinated SBA debentures with fixed rates of interest with a weighted average rate of 7.38%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, or to fund loans that qualify under SBA regulations through Edwards and TCC which are already subject to SBA restrictions. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to possible additional SBA funding, an additional $21.6 million of debt was available at March 31, 1997 at variable effective rates of interest averaging below the Prime Rate under the Company's $126.0 million bank credit facilities. On April 7, 1997, the Company increased the amounts available under its revolving credit facility by $1.5 million. The Company has observed a practice of minimizing credit facility fees associated with the unused component of credit facilities by keeping the unused component as small as possible and periodically increasing the amounts available under such credit facilities only when necessary to fund portfolio growth.

     The following table illustrates the Company's and each of the subsidiaries' sources of available funds and amounts outstanding under credit facilities at March 31, 1997.

                                          The
                                        Company        MFC         Edwards       TCC         Total
                                       ----------  -----------  -------------  -------  ---------------
                                                            (dollars in thousands)
Cash.................................   $  337     $  1,252     $       58     $  965   $     2,612
Revolving lines of credit............    6,000(1)   105,000         15,000         --       126,000(1)
  Amounts available..................        -       19,350          2,300         --        21,650
  Amounts outstanding................    6,000       85,650         12,700         --       104,350
    Average interest rate............     7.14%        7.08%          6.90%        --          7.07%
    Maturity.........................    12/97         6/97      4/97-7/97         --    4/97-12/97
Term loans...........................       --        2,000             --                    2,000
    Interest rate....................       --         7.50%            --         --          7.50%
    Maturity.........................       --         7/97             --         --          7/97
SBA debentures.......................       --           --         23,750(2)   5,640        29,390(2)
    Average interest rate............       --           --           7.95%      5.00%         7.38%
    Maturity.........................       --           --      4/97-9/04       6/02     4/97-9/04
Total cash and remaining amounts
  available under credit facilities..      337       20,602          2,358        965        24,262(1)
Total debt outstanding...............   $6,000     $ 87,650     $   36,450(2)  $5,640   $   135,740(2)
--------------------


(1) On April 7, 1997, the Company increased the amounts available under its revolving credit facility by $1.5 million.
(2) On April 1, 1997, $1.5 million of such debentures matured and were paid by the Company.


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

     The Company believes that anticipated borrowings from the SBA and under its bank credit facilities, proceeds from its public offering which is expected to close on May 16, 1997 and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing operations of the Company's loan portfolio and advertising business for the foreseeable future.
In addition, in order to provide the funds necessary for the Company's expansion strategy, the Company expects to incur, from time to time, additional short- and long-term bank debt and (to the extent permitted and advantageous) to use SBA financing, and to issue, in public or private transactions, its equity and debt securities. The Company is currently exploring such external financing possibilities and MFC is exploring establishing a commercial paper program. The issuance of commercial paper will be contingent upon MFC obtaining an investment grade rating, among other conditions, and no assurance can be given that MFC will be able to establish such a program. The availability and terms of any additional financing will depend upon market, regulatory and other conditions and there can be no assurance that such additional financing will be available on terms acceptable to the Company.


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

     Government Regulation of Tobacco Advertising. Currently, 60% of the Company's taxicab rooftop advertising revenue is derived from tobacco products advertising. In August 1996, President Clinton signed an executive order adopting rules proposed by the U.S. Food and Drug Administration (the "FDA") restricting the sale and advertising of cigarette and smokeless tobacco products. Certain of these regulations which include provisions prohibiting the placement of tobacco product advertising within 1,000 feet of playgrounds and schools only apply to stationery advertising such as placards and billboards and, accordingly, do not restrict taxicab rooftop advertising. Certain other of these regulations, however, which limit tobacco products advertising to a format consisting of black text on a white background and require the inclusion of a statement which identifies the product as "a nicotine-delivery device for persons over 18" apply to taxicab rooftop advertising. Certain advertisers may be unwilling to advertise in this format; accordingly, these restrictions, which become effective on August 28, 1997, could have an adverse effect upon the taxicab rooftop advertising business of the Company. On April 25, 1997, however, a federal district court in Greensboro, North Carolina ruled that the FDA does not have the authority to restrict such advertising. The FDA has indicated that it will appeal the decision. If the FDA is successful in its appeal, the Company believes that these restrictions could have a material adverse effect upon the taxicab rooftop advertising business of the Company. In addition, even if the FDA's appeal is not successful, discussions currently taking place among the tobacco industry, certain state attorneys general and certain members of Congress could result in a settlement that includes a ban on all outdoor advertising of tobacco products.

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


                                     MEDALLION FINANCIAL CORP.



Date:  May 15, 1997                  By:    /s/ Daniel F. Baker
                                         ------------------------------------
                                         Daniel F. Baker
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Chief Accounting Officer)