Form 10-Q
period 1997-06-30
MEDALLION FINANCIAL CORP
filed 1997-08-14
CIK 1000209

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                 Yes  X    No
                                     ---      ---

               Number of shares of Common Stock outstanding at
                 the latest practicable date, August 1, 1997:

             CLASS OUTSTANDING                PAR VALUE      SHARES OUTSTANDING

Common Stock..........................            $.01            12,850,000


================================================================================

                           MEDALLION FINANCIAL CORP.
                                   FORM 10-Q
                                 JUNE 30, 1997

                                     INDEX

                                                                        Page
                                                                        ----
PART I. FINANCIAL INFORMATION

Item 1. Basis of Preparation..........................................    3
          Medallion Financial Corp. Consolidated Balance Sheets
           as of December 31, 1996 and June 30, 1997..................    4
          Medallion Financial Corp. Consolidated Statement of
           Operations for the periods ended June 30, 1997 and 1996....    5
          Medallion Financial Corp. Consolidated Statement of
           Changes in Stockholders' Equity for the six months
           ended June 30, 1997........................................    6
          Medallion Financial Corp. Consolidated Statement of
           Cash Flows for the periods ended June 30, 1997 and 1996....    7
          Notes to Consolidated Financial Statements..................    8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................   13
          General.....................................................   13
          Consolidated Results of Operations (for the three months
              ended June 30, 1997)....................................   17
          Consolidated Results of Operations (for the six months
              ended June 30, 1997)....................................   19
          Asset/Liability Management..................................   22
          Liquidity and Capital Resources.............................   23
          Investment Considerations...................................   25

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.........   27
Item 6.   Exhibits and Reports on Form 8-K............................   28

Signatures............................................................   29

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. BASIS OF PREPARATION

     Medallion Financial Corp. (the "Company") was incorporated in Delaware in 1995 and commenced operations on May 30, 1996 in connection with the closing of its initial public offering (the "Initial Offering") and simultaneous acquisition (the "Acquisitions") of Medallion Funding Corp. ("MFC"), Edwards Capital Company, Transportation Capital Corp. ("TCC") and Medallion Taxi Media, Inc. ("Media"). Media and MFC were subsidiaries of Tri-Magna Corporation ("Tri-Magna") which was merged into the Company. The Company's acquisition of these businesses in connection with the Initial Offering and the resulting two-tier structure were effected pursuant to an order of the Securities and Exchange Commission (the "Commission") (Release No. I.C. 21969, May 21, 1996) (the "Acquisition Order") and the approval of the U.S. Small Business Administration (the "SBA"). A detailed description of the Company, MFC, Edwards Capital Company, TCC and Media may be found in the Acquisition Order and the Company's Registration Statement (the "Registration Statement") on Form N-2 (File No. 333-24877) filed in connection with the Company's recent follow-on public offering which was declared effective on May 12, 1997 (the "Follow-on Offering").

     The financial information included in this report is divided into two sections. The first section, Item 1, includes the unaudited consolidated balance sheet of the Company as of June 30, 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the six months ending June 30, 1997. Item 1 also sets forth the audited consolidated balance sheet of the Company as of December 31, 1996 and the related statements of operations and cash flows for the period from May 30, 1996 through June 30, 1996. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations and sets forth an analysis of the financial information included in Item 1 for the three and six months ended June 30, 1997. All references to shares and per share amounts in this report reflect a 12,500-for-one stock split effected on May 29, 1996.

     The consolidated balance sheet of the Company as of June 30, 1997, the related statements of operations, changes in stockholders' equity and cash flows for the six months ended June 30, 1997 and the related statements of operations and cash flows for the period from May 30, 1996 through June 30, 1996 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 1997 and the period ended June 30, 1996 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Registration Statement.

                           MEDALLION FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                     AT DECEMBER 31, 1996 AND JUNE 30, 1997

                                            DECEMBER 31,     JUNE 30,
                                          -------------  -------------
                                              1996           1997
                                          -------------  -------------
                                                          (Unaudited)
ASSETS
  Investments (Note 2)
    Medallion loans                       $134,614,899   $163,338,925
    Commercial installment loans            41,925,289     51,659,237
                                          ------------   ------------
  Gross investments                        176,540,188    214,998,162
    Unrealized depreciation of
     investments                               (46,300)       (71,300)
                                          ------------   ------------
  Net investments                          176,493,888    214,926,862
  Investment in unconsolidated
   subsidiary (Note 3)                         937,000        969,802
                                          ------------   ------------

  Total investments                        177,430,888    215,896,664

  Cash                                       1,664,603      2,049,806
  Accrued interest receivable                1,696,584      1,969,907
  Fixed assets, net                             89,815        105,922
  Goodwill, net (Note 2)                     6,250,636      6,040,516
  Other assets                               2,491,974      3,488,741
                                          ------------   ------------
  Total assets                            $189,624,500   $229,551,556
                                          ============   ============


LIABILITIES
  Accounts payable and accrued expenses   $  1,844,033   $  3,168,954
  Dividends payable                          1,849,225        116,725
  Accrued interest payable                   1,086,247        801,497
  Notes payable to banks and demand
   notes (Note 4)                           96,450,000     62,150,000
  SBA debentures payable (Note 4)           29,390,000     27,890,000
                                          ------------   ------------
  Total liabilities                        130,619,505     94,127,176
                                          ------------   ------------

  Negative goodwill, net (Note 2)            2,517,716      2,156,516
                                          ------------   ------------
  Commitments and contingencies (Note 3)            --             --

STOCKHOLDERS' EQUITY (Note 1)
  Preferred Stock (1,000,000 shares of
   $0.01 par value stock authorized -
   none outstanding)                                --             --
  Common stock (15,000,000 shares of
   $0.01 par value stock authorized -
   8,250,000 and 12,850,000 shares
   outstanding at December 31, 1996 and
   June 30,1997, respectively)                  82,500        128,500
 Capital in excess of par value             56,359,555    130,652,980
  Accumulated undistributed income              45,224      2,486,384
                                          ------------   ------------

  Total stockholders' equity                56,487,279    133,267,864
                                          ------------   ------------

  Total liabilities and stockholders'
   equity                                 $189,624,500   $229,551,556
                                          ============   ============

     See accompanying notes to unaudited consolidated financial statements.

                            MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                   PERIOD FROM
                                                                                  MAY 30, 1996
                                          THREE MONTHS ENDED   SIX MONTHS ENDED      THROUGH
                                             JUNE 30, 1997       JUNE 30, 1997    JUNE 30, 1996
                                          -------------------  -----------------  -------------
Investment income:
    Interest income on investments               $ 5,257,178        $10,142,441      $1,363,515
    Interest income on treasury bills                 28,326             28,326          29,184
                                                 -----------        -----------      ----------
  Total investment income                          5,285,504         10,170,767       1,392,699
                                                 -----------        -----------      ----------
  Interest expense:
    Notes payable to banks                         1,572,433          3,458,758         507,636
    SBA debentures                                   523,249          1,065,576         191,580
                                                 -----------        -----------      ----------
  Total interest expense                           2,095,682          4,524,334         699,216
                                                 -----------        -----------      ----------
  Net interest income                              3,189,822          5,646,433         693,483
                                                 -----------        -----------      ----------
  Non-interest income:
    Equity in earnings of unconsolidated
       subsidiary                                     27,849             32,802          28,938
    Accretion of negative goodwill                   180,600            361,200          64,369
    Other income                                     182,171            437,981          57,874
                                                 -----------        -----------      ----------
  Total non-interest income                          390,620            831,983         151,181
                                                 -----------        -----------      ----------
  Expenses:
    Administrative and advisory fees                  57,135            113,892              --
    Professional fees                                137,004            305,303          77,653
    Salaries and benefits                            274,872            627,889          97,939
    Other operating expenses                         519,778            966,983          90,746
    Amortization of goodwill                         105,060            210,120          35,020
                                                 -----------        -----------      ----------
  Total expenses                                   1,093,849          2,224,187         301,358
                                                 -----------        -----------      ----------
  Net investment income                            2,486,593          4,254,229         543,306

  Change in net unrealized depreciation              (25,000)           (25,000)             --
  Net realized (loss) gain on                         (4,769)            26,931              --
   investments                                   -----------        -----------      ----------
  Net increase in net assets resulting
   from operations                               $ 2,456,824        $ 4,256,160      $  543,306
                                                 ===========        ===========      ==========
  Net increase in net assets resulting
     from operations per common share                  $0.24              $0.45           $0.07
                                                 ===========        ===========      ==========
  Weighted average shares and common
   share equivalents outstanding                  10,446,646          9,372,695       8,250,000
                                                 ===========        ===========      ==========

     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

                                     SHARES OF       COMMON          CAPITAL IN        ACCUMULATED
                                    COMMON STOCK   STOCK $0.01        EXCESS OF       UNDISTRIBUTED
                                    OUTSTANDING     PAR VALUE         PAR VALUE           INCOME
                                    -----------     ---------         ---------           ------
Balance at December 31,
 1996 (Note 1)                     8,250,000        $ 82,500        $ 56,359,555        $    45,224
Distributable net
 investment income                        --              --                  --          1,799,336
                                  ----------        --------        ------------        -----------
Balance at March 31, 1997          8,250,000          82,500          56,359,555          1,844,560

Distributable net
 investment income                        --              --                  --          2,481,824

Dividends declared on
 common stock ($0.22
 per share)                               --              --                  --         (1,815,000)

Change in unrealized
 depreciation                             --              --                  --            (25,000)

Issuance of common stock
 under offering (Note 1)           4,600,000          46,000          74,293,425                 --
                                  ----------        --------        ------------        -----------
Balance at June 30, 1997          12,850,000        $128,500        $130,652,980        $ 2,486,384
                                  ==========        ========        ============        ===========

     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                      PERIOD
                                                                   FROM MAY 30,
                                           SIX MONTHS ENDED        1996 THROUGH
                                            JUNE 30, 1997          JUNE 30, 1996
                                            -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting
  from operations                             $  4,256,160        $    543,306
 Adjustments to reconcile net increase
  in net assets resulting from operations
  to net cash provided by (used for)
  operating activities:
   Depreciation and amortization                    32,420               4,000
   Increase in equity in earnings
    (losses) of unconsolidated
    subsidiary                                     (32,802)            (28,938)
   Amortization of goodwill                        210,120              35,020
   Increase in unrealized depreciation              25,000                  --
   Decrease (increase) in accrued
    interest receivable                           (273,323)           (105,121)
   Decrease (increase) in other assets          (1,020,527)           (684,361)
   Increase (decrease) in accounts
    payable and accrued expenses                 1,324,921            (227,228)
   Accretion of negative goodwill                 (361,200)            (64,369)
   Increase (decrease) in accrued
    interest payable                              (284,750)           (380,548)
                                              ------------        ------------
         Net cash provided by (used
          for) operating activities              3,876,019            (908,239)
                                              ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase (decrease) in investments           (73,544,942)        (10,959,472)
  Proceeds from sales and maturities of
   investments                                  46,474,590           4,220,431
  Repurchase of loan participations            (11,387,622)                 --
  Payment for purchase of Tri-Magna, net                --         (11,848,283)
  Payment for purchase of Edwards                       --         (15,624,995)
  Payment for purchase of TCC, net                      --          (3,721,640)
  Capital expenditures                             (24,767)            (38,030)
                                              ------------        ------------
        Net cash provided by (used for)
         investing activities                  (38,482,741)        (37,971,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable to banks,
   net                                         (34,300,000)        (10,700,000)
  Repayment of SBA debentures                   (1,500,000)                 --
  Proceeds from public offerings, net
   of expenses                                  74,339,425          56,147,056
  Payment of declared dividends to
   current stockholders                         (3,547,500)                 --
                                              ------------        ------------
       Net cash provided by (used for)
        financing activities                    34,991,925          45,447,056
                                              ------------        ------------
NET INCREASE IN CASH                               385,203           6,566,828

CASH beginning of period                         1,664,603               2,000
                                              ------------        ------------
CASH end of period                            $  2,049,806        $  6,568,828
                                              ============        ============
SUPPLEMENTAL INFORMATION:
  Cash paid during the period for
   interest                                   $  4,809,084        $  1,079,764
                                              ============        ============

     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


(1)  ORGANIZATION AND STRUCTURE OF MEDALLION FINANCIAL CORP.

     The Company is a closed-end management investment company organized as a Delaware corporation in 1995. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). On May 29, 1996, the Company completed an initial public offering (the "Initial Offering") of its common stock, issued and sold 5,750,000 shares at $11.00 per share and split the existing 200 shares of common stock outstanding into 2,500,000 shares. All share and related amounts in the accompanying financial statements have been restated to reflect this stock split. Offering costs incurred by the Company in connection with the sale of shares totaling $7,102,944 were recorded as a reduction of capital upon completion of the Initial Offering. These costs were recorded, net of $200,000 payable between the Company and Tri-Magna in accordance with the merger agreement between the Company and Tri-Magna. In parallel with the Initial Offering, the Company completed the Acquisitions in which the Company merged with Tri-Magna; acquired substantially all of the assets and assumed certain liabilities of Edwards Capital Company, a limited partnership; and acquired all of the outstanding voting stock of TCC. The assets acquired and liabilities assumed from Edwards Capital Company, were acquired and assumed by Edwards Capital Corporation ("Edwards"), a newly formed and wholly-owned subsidiary of the Company. As a result of the merger with Tri-Magna in accordance with the Merger Agreement dated December 21, 1995 between the Company and Tri-Magna, MFC and Media, formerly subsidiaries of Tri-Magna, became wholly-owned subsidiaries of the Company. In connection with the Acquisitions, the Company has applied for and received the Acquisition Order under the 1940 Act from the Securities and Exchange Commission. The Company also received approval from the SBA for these transactions.

     MFC, Edwards and TCC are closed-end management investment companies registered under the 1940 Act and are each licensed as a small business investment company ("SBIC") by the SBA. As an adjunct to the Company's taxicab medallion finance business, Media operates a taxicab rooftop advertising business. Effective January 1, 1997, the Company decided to merge all of the assets and liabilities of Edwards and TCC into MFC subject to the approval of the SBA. The Company expects to complete the merger by the end of the third quarter of 1997.

     On May 16, 1997, the Company completed the Follow-on Offering and sold 4,600,000 shares at $17.25 per share. Offering costs incurred by the Company in connection with the sale of shares totaling $5,010,575 were recorded as a reduction of capital upon completion of the Follow-on Offering.

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

     Deferred offering costs incurred by the Company in connection with the sale of shares were recorded as a reduction of capital upon completion of the Initial Offering. These costs were recorded net of $200,000 payable by Tri-Magna in accordance with the merger agreement between the Company and Tri-Magna.

     Under the 1940 Act and the Small Business Investment Act of 1958 and regulations thereunder (the "SBIA"), the Company's long-term loans are considered investments and are recorded at their fair value. Since no ready market exists for these loans, fair value is determined by the Board of Directors in good faith. In determining fair value, the Company and the Board of Directors take into consideration factors including the financial condition of the borrower, the adequacy of the collateral, and the relationships between market interest rates and portfolio interest rates and maturities. Loans are valued at cost less unrealized depreciation. Any change in the fair value of the Company's investments as determined by the Board of Directors is reflected in net unrealized depreciation of investments. Total unrealized depreciation was $1,568,717 and $1,593,717 on total investments of $176,493,888 and
$214,926,862 at December 31, 1996 and June 30, 1997, respectively, of which $1,522,417 existed at the date of the Company's acquisitions. The Board of Directors have determined that this valuation approximates fair value.

     Net increase in net assets resulting from operations per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method.

     On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for the computation and presentation of earnings per share and applies to entities with publicly held common stock or potential common stock. This statement, which supersedes APB Opinion No. 15, is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted. This statement when adopted, will require the restatement of all prior-period earnings per share data presented. Management expects that the adoption of this new statement will not have a material impact on the Company's previously disclosed earnings per share.

(3)  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     The Company's investment in Media is accounted for under the equity method because as a non-investment company, Media cannot be consolidated with the Company which is an investment company under the 1940 Act. Financial information presented for Media includes the balance sheet as of December 31, 1996 and June 30, 1997 and unaudited statement of operations for the three and six months ended June 30, 1997 and the period from May 30, 1996 through June 30, 1996:


                               DECEMBER 31,    JUNE 30,
BALANCE SHEET                     1996          1997
-------------                  ------------    --------
                                             (unaudited)
Cash                           $   79,827     $       --
Accounts receivable               307,303        324,065
Equipment, net                    976,442      1,206,433
Other                             330,839        245,617
                               ----------     ----------
Total assets                   $1,694,411     $1,776,115
                               ==========     ==========
Notes payable to parent        $  584,566     $  532,316
Accrued expenses                   64,516        165,668
                               ----------     ----------
Total liabilities                 649,082        697,984
                               ==========     ==========
Equity                          1,001,000      1,001,000
Retained earnings                  44,329         77,131
                               ----------     ----------
Total equity                    1,045,329      1,078,131
                               ----------     ----------
Total liabilities and
  shareholders equity          $1,694,411     $1,776,115
                               ==========     ==========

                             THREE MONTHS      SIX MONTHS       PERIOD
STATEMENT                       ENDED             ENDED          ENDED
OF OPERATIONS               JUNE 30, 1997     JUNE 30, 1997  JUNE 30, 1996
-------------               -------------     -------------  -------------
Advertising revenue              $540,104          $991,160     $  151,253
Cost of service                   237,986           416,573         45,428
                                 --------          --------     ----------
Gross margin                      302,118           574,587        105,825
Other operating expenses          274,269           541,785         61,887
                                 --------          --------     ----------
Income before taxes                27,849            32,802         43,938
Income taxes                           --                --         15,000
                                 --------          --------     ----------
Net Income                       $ 27,849          $ 32,802     $   28,938
                                 ========          ========     ==========

       On March 6, 1997, Media entered into a five-year agreement with the Metropolitan Taxi Board of Trade, Inc. ("MTBOT") to provide rooftop advertising on New York City taxicabs affiliated with the MTBOT commencing on September 22, 1997. Although the terms of this agreement do not guarantee that Media will be able to place advertising on any minimum number of taxicabs, the Company believes that the effect of this agreement will be to nearly double the total number of taxicabs that the Company has under contract for rooftop advertising in New York City, which currently stands at approximately 2,000 taxicabs.

(4)  DEBT

     The table below summarizes the various debt agreements the Company had outstanding at December 31, 1996 and June 30, 1997:

                               DECEMBER 31, 1996  JUNE 30, 1997
                               -----------------  -------------
Notes payable to banks:
  Total facilities                  $107,000,000   $149,500,000
  Maturity of facilities              4/97-12/97      6/97-6/99
  Total amounts outstanding         $ 96,450,000   $ 62,150,000
                                    ============   ============
SBA debentures payable              $ 29,390,000   $ 27,890,000
                                    ============   ============
  Maturity                             4/97-9/04      6/98-9/04

    On April 1, 1997, Edwards paid upon maturity an SBA debenture in the principal amount of $1,500,000.

    On April 7, 1997, the Company increased the amount available under its revolving credit facility by $1,500,000.

    On June 27, 1997, MFC increased the amount available under its revolving credit facility by $20,000,000 and extended the maturity of the credit facility until June 30, 1999.

    Under the revolving credit agreement between MFC and its lenders, as amended, MFC is required to maintain minimum tangible net assets of $45,000,000 and certain financial ratios. The Company believes that MFC was in compliance with such requirements at June 30, 1997.

(5)  PRO FORMA RESULTS OF OPERATIONS

   The unaudited pro forma combined financial information for the three and six months ended June 30, 1996 is presented as follows assuming the formation of the Company and the Acquisitions described in Note 1 occurred on January 1, 1996:

                                     THREE MONTHS      SIX MONTHS
                                        ENDED            ENDED
                                    JUNE 30, 1996     JUNE 30, 1996
                                    -------------     -------------
Investment income                       $4,091,000     $8,112,000
Net interest income                      2,220,000      4,419,000
Net investment income                    1,510,000      3,014,000
Net increase in net assets
   resulting from operations            $1,526,000     $3,050,000

Earnings per share                      $     0.18     $     0.36
Pro forma weighted average
Shares outstanding                       8,250,000      8,250,000

(6)  SUBSEQUENT EVENTS

     On July 31, 1997, MFC paid upon maturity the $2,000,000 term loan to a bank.

     On August 6, 1997, MFC declared a dividend payable to the Company in the amount of $300 per share payable on August 16, 1997 (aggregating $1,997,700), Edwards declared a dividend payable to the Company in the amount of $4,500 per share payable on August 16, 1997 (aggregating $450,000) and TCC declared a dividend payable to the Company in the amount of $3,000 per share payable on August 16, 1997 (aggregating $300,000). With the proceeds of these dividends, on August 6, 1997 the Company declared a dividend in the amount of $0.22 per share (aggregating $2,827,000) payable on August 28, 1997 to the stockholders of record on August 18, 1997.

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

     On May 12, 1997, the Company's Registration Statement on Form N-2 was declared effective and the Company executed an underwriting agreement with certain underwriters providing for the public offering of 4,600,000 shares of the Company's Common Stock at a price to the public of $17.25 per share. The Follow-on Offering closed on May 16, 1997. The net proceeds to the Company from the offering, after deducting underwriting discounts and other offering expenses payable by the Company of $5.0 million was $74.3 million. The Company used the net proceeds to increase its loan portfolio, to repurchase loan participations that the Company previously sold to third parties and to reduce short-term LIBOR based debt.

     Trend in Loan Portfolio Yield. The Company's investment income is driven by the principal amount of and yields on Medallion Loans and Commercial Installment Loans. The following table illustrates the Company's weighted average portfolio yield at the dates indicated:

                                                 December 31, 1996                 June 30, 1997
                                           -------------------------------------------------------------------------
                                           Weighted                  Percentage     Weighted                Percentage
                                           Average      Principal      of Total     Average     Principal   of Total
                                            Yield       Amounts       Portfolio      Yield       Amounts    Portfolio
                                           ---------    ---------   -----------     --------    ---------   ----------
Medallion Loan Portfolio                       9.92%  $134,614,899        76.3%       9.64%   $163,338,925     76.0%
Commercial Installment Loan Portfolio         13.51     41,925,289        23.7       13.44      51,659,237     24.0
                                                      ------------       -----                ------------    -----
Total Portfolio                               10.80%  $176,540,188       100.0%      10.55%   $214,998,162    100.0%
                                                      ============       =====                ============    =====

     The weighted average yield e.o.p. of the Medallion Loan portfolio decreased 28 basis points from 9.92% at December 31, 1996 to 9.64% at June 30, 1997. Medallion Loans constituted 76.3% of the total portfolio of $176.5 million at December 31, 1996 and 76.0% of the total portfolio of $215.0 million at June 30, 1997. The yields on the Company's Medallion Loans have been in a long-term decline. During the six months ended June 30, 1997, the weighted average yield of the Medallion Loan portfolio has declined as the Company has increased the percentage of its Medallion Loan originations which are made to owners of large taxicab fleets. Such loans reprice more frequently than other Medallion Loans in the Company's portfolio, thereby reducing the Company's interest rate risk exposure. In addition, using a portion of the proceeds of the Follow-on Offering, the Company has repurchased approximately $11.4 million in such Medallion Loans to large taxicab fleet owners which the Company had previously participated out to other lenders. The weighted average yield e.o.p. of the Commercial Installment Loan portfolio decreased seven basis points from 13.51% at December 31, 1996 to 13.44% at June 30, 1997. As a result of the decline in the Medallion Loan portfolio yield, coupled with a decline in the Commercial Installment Loan portfolio yield, the weighted average yield e.o.p. of the entire portfolio decreased 25 basis points from 10.80% at December 31, 1996 to 10.55% at June 30, 1997.

     The decrease in the average yield of the entire portfolio has been offset in part by the strong growth in the total loan portfolio during the period, including growth in the Company's portfolio of Commercial Installment Loans, which historically have been originated at a yield of approximately 350 basis points higher than Medallion Loans and 500 to 700 basis points higher than the prevailing Prime Rate. Although the Company continues to shift its portfolio mix towards higher yielding Commercial Installment Loans, this shift was impacted by higher than expected growth in the Medallion Loan portfolio during the period. The percentage of the entire portfolio composed of Commercial Installment Loans increased slightly from 23.7%, or $41.9 million, at December 31, 1996 to 24.0%, or $51.7 million at June 30, 1997. The Company intends to continue to increase the percentage of Commercial Installment Loans in the total portfolio.

     Trend in Interest Expense. The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates and, to a lesser degree, fixed-rate, long-term subordinated debentures issued to or guaranteed by the SBA. In recent years, the Company has reduced its reliance on SBA financing and increased the relative proportion of bank debt to total liabilities. SBA financing can offer very attractive rates, but such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the SBIA and SBA regulations through subsidiaries already subject to SBA restrictions. The Company believes that its transition to financing its operations primarily with short-term LIBOR-based bank debt has generally decreased its interest expense thus far, but has also increased the Company's exposure to the risk of increases in market interest rates which the Company attempts to mitigate with certain matching strategies. The Company also expects that net interest income should increase because bank debt is more readily available than SBA financing and will thus permit an increase in the size of the loan portfolio. At December 31, 1996 and June 30, 1997, short-term LIBOR-based debt constituted 75.1% and 67.0% of total debt, respectively. On March 26, 1997, the Federal Reserve System increased the federal-funds interest rate by 25 basis points and, as a result, the prevailing Prime Rate has increased by 25 basis points. If these increases lead to a trend of higher interest rates, net interest rate spread could decline at least until the Company is able to originate new loans at the higher prevailing interest rates.

     The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium to LIBOR paid by the Company on its LIBOR-based debt, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 30-180 days. The Company's subordinated debentures issued to or guaranteed by the SBA typically have terms of ten years. The Company's cost of funds reflects fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the 90- and 180-day LIBOR (the "LIBOR Benchmark"). The Company's average cost of funds e.o.p. increased from 7.11% or 153 basis points over the LIBOR Benchmark of 5.58% at December 31, 1996 to 7.30%, or 141 basis points over the LIBOR Benchmark of 5.89% at June 30, 1997. The increase in the Company's average cost of funds e.o.p. resulted primarily from the increase in the LIBOR benchmark of 31 basis points and increase in net borrowings during the period.

     Taxicab Rooftop Advertising. In connection with its Medallion Loan finance business, the Company also conducts a taxicab rooftop advertising business through Media. Media's revenue is affected by the number of taxicab rooftop advertising displays ("Displays") that it owns and the occupancy rate and advertising rate of those Displays. At June 30, 1997, Media had approximately 2,000 installed Displays. In addition, on March 6, 1997 Media entered into an agreement with the MTBOT to provide advertising on New York City taxicabs affiliated with the MTBOT commencing on September 22, 1997. Although the terms of this agreement do not guarantee that Media will be able to place advertising on any minimum number of taxicabs, the Company believes that the effect of this agreement will be to increase the number of taxicabs Media has under contract for rooftop advertising in New York City from approximately 2,000 currently to approximately 3,800. With this agreement, Media will be the leading taxicab rooftop advertiser in New York City. The Company expects that Media will continue to expand its operations. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company because Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies, such as Media, with investment companies, such as the Company.

     Factors Affecting Net Assets. Factors which affect the Company's net assets include net realized gain/loss on investments and change in net unrealized depreciation of investments. Net realized gain/loss on investments is the difference between the proceeds derived upon foreclosure of a loan and the cost basis of such loan. Change in net unrealized depreciation of investments is the amount, if any, by which the Company's estimate of the fair market value of its loan portfolio is below the cost basis of the loan portfolio. Under the 1940 Act and the SBIA, the Company's loan portfolio must be recorded at fair market value or "marked to market." Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of its loan portfolio to reflect the Company's estimate of the current realizable value of the loan portfolio. Since no ready market exists for the Company's loans, fair market value is subject to the good faith determination of the Company. In determining such value, the Company takes into consideration factors such as the financial condition of its borrowers, the adequacy of its collateral and the relationships between current and projected market rates of interest and portfolio rates of interest and maturities. Any change in the fair value of portfolio loans as determined by the Company is reflected in net unrealized depreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income. Therefore, if recent increases in prevailing interest rates lead to a trend of higher interest rates, net increase in net assets resulting from operations could decline. Upon the completion of the Acquisitions on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair market value, which included $1.5 million of net unrealized depreciation, as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting. From December 31, 1996 through June 30, 1997, net unrealized depreciation of investments increased by $25,000. Application of the "marked to market" policy to the Company's loan portfolio could result in greater volatility in the Company's earnings than was the case for the businesses acquired in the Acquisitions since they did not in all cases follow that policy.

     Recent Commencement of Operations. The Company commenced operations in connection with the simultaneous closing of the Initial Offering and the Acquisitions on May 29, 1996. Prior to that date, the Company had no results of operations and each of Tri-Magna, Edwards and TCC had been operating independently of each other. The following discussion under the caption "Consolidated Results of Operations" sets forth an analysis of the Company's actual results of operations and assets and liabilities for the three and six months ended June 30, 1997. All period percentages involving income statement accounts have been annualized for discussion purposes.

CONSOLIDATED RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1997.

     Performance Summary. For the three months ended June 30, 1997, investment income has been positively impacted by the strong growth of the entire loan portfolio coupled with a slight increase in the percentage of the portfolio composed of higher yielding Commercial Installment Loans. Interest expense for the period reflected an increase in the LIBOR benchmark e.o.p. of 21 basis points, slightly offset by the repayment of amounts outstanding under the Company's revolving credit facilities. Strong portfolio growth offset by the decline in spread between the average yield on the entire portfolio and the average of costs of funds contributed to the $2.5 million of net investment income earned during the period.

     Investment Income. Investment income for the three months ended June 30, 1997 was $5.3 million. The Company's investment income reflects the positive impact of portfolio growth during the period. Total portfolio growth was $30.7 million or 16.7% from $184.3 million at March 31, 1997 to $215.0 million at June 30, 1997. The average portfolio outstanding during the three-month period ended June 30, 1997 was $199.7 million which produced investment income of $5.3 million at a weighted average interest rate of 10.62%. Gross loan originations net of participations during the three-month period ended June 30, 1997 was $29.5 million offset by prepayments, terminations and refinancings by the Company aggregating $10.2 million. In addition, during the three-month period ended June 30, 1997, the Company repurchased approximately $11.4 million in Medallion Loans previously participated out to other lenders. Average yield e.o.p. of the entire portfolio decreased fifteen basis points from 10.70% at March 31, 1997 to 10.55% at June 30, 1997. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans, coupled with a decrease in the average yield on Commercial Installment Loans. The average yield e.o.p. of the Medallion Loan portfolio decreased eleven basis points from 9.75% at March 31, 1997 to 9.64% at June 30, 1997 and the average yield of the Commercial Installment Loan portfolio decreased ten basis points from 13.54% at March 31, 1997 to 13.44% at June 30, 1997. The decrease in the average yield on Medallion Loans was caused by the reduction of loan yields at Edwards and MFC, which have increased the percentage of their Medallion Loan originations which are made to owners of large taxicab fleets. Such loans reprice more frequently than other Medallion Loans in the Company's portfolio, thereby reducing the Company's interest rate risk exposure. Moreover, certain of the loans that the Company originates to large fleet owners are participated out to other lenders and the Company earns a 50 basis point servicing fee on such participations. The decrease in the average yield on the Commercial Installment Loan portfolio was due primarily to increased originations of loans with higher credit quality at lower yields. The decrease in average yield e.o.p. of the entire loan portfolio was offset in part by the strong growth in the total loan portfolio during the period, including growth in the Company's portfolio of Commercial Installment Loans, which historically have been originated at a yield of approximately 350 basis points higher than Medallion Loans and 500 to 700 basis points higher than the prevailing Prime Rate. The percentage of the portfolio composed of Commercial Installment Loans decreased from 25.1% at March 31, 1997 to 24.0% at June 30, 1997. Although the Company continues to shift its portfolio mix towards higher yielding Commercial Installment Loans, this shift was impacted by higher than expected growth in the

Medallion Loan portfolio during the period due in part to the Company's use of a portion of the proceeds from the Follow-on Offering to repurchase approximately $11.4 million in Medallion Loans to large taxicab fleet owners which the Company had previously participated out to other lenders.

     Interest Expense. The Company's interest expense was $2.1 million for the three months ended June 30, 1997. The Company's average cost of funds e.o.p. increased from 7.14% or 146 basis points over the LIBOR benchmark of 5.68% at March 31, 1997 to 7.30% or 141 basis points over the LIBOR benchmark of 5.89% at June 30, 1997. The increase in the average cost of funds e.o.p. was caused by a 21 basis point increase in the LIBOR benchmark. The Company's net borrowings at the end of the period, however, decreased by $45.7 million or 33.7% from $135.7 million at March 31, 1997 to $90.0 million at June 30, 1997. The decreased borrowings were the result of the use of proceeds from the Follow-on Offering to reduce short-term LIBOR based debt. The percentage of the Company's short-term LIBOR based indebtedness decreased as a percentage of total indebtedness from 76.4% at March 31, 1997 to 67.0% at June 30, 1997. Average borrowings during the three months ended June 30, 1997 were $112.9 million which produced an interest expense of $2.1 million at a weighted average interest rate of 7.44%. The weighted average interest rate of 7.44% includes commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed.

     Net Interest Income. Net interest income was $3.2 million for the three months ended June 30, 1997. Net interest income reflects the positive impact of the portfolio growth during the period. The average spread between the average yield on the portfolio and the average cost of funds during the three-month period ended June 30, 1997 was 3.18% which represented a 22 basis point decrease from average spread of 3.40% during the three-month period ended March 31, 1997.

     Equity in Earnings of Unconsolidated Subsidiary. For the three months ended June 30, 1997, Media generated advertising revenue of $540,000 and incurred Display rental costs of approximately $238,000, resulting in a gross margin of approximately $302,000 or 55.9% of advertising revenue. The number of Displays owned by Media were approximately 2,000 at June 30, 1997. For the three months ended June 30, 1997, operating expenses were $274,000 and Media generated net income of $28,000 which is recorded as equity in earnings of unconsolidated subsidiary on the Company's statement of operations. Display occupancy increased from 65.5% at March 31, 1997 to 87.8% at June 30, 1997.

     Other Income. The Company derived $182,000 in other income, or 0.09% of investments for the three months ended June 30, 1997. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

     Non-Interest Expenses. The Company had non-interest expenses of $1.0 million for the period. Approximately $275,000, or 27.5% of non-interest expenses, was related to salaries and benefits, $137,000, or 13.7%, consisted of professional fees, $57,000, or 5.7% consisted of investment advisory fees. The operating expense ratio was 1.86% for the three-month period ended June 30, 1997, on an annualized basis, reflecting consolidation of the

Company's operations, efficiencies of scale and elimination of redundant services, facilities and functions. The Company believes that operating expenses as a percentage of average assets will decline as the loan portfolio increases due to economies of scale.

     Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill of $105,000 for the three months ended June 30, 1997 relates to $6.5 million of goodwill generated in the acquisitions of Edwards and TCC. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years.

     Net Realized Gain/Loss on Investments The Company realized a net loss on investments of $5,000 during the three months ended June 30, 1997. The loss was the result of the sale of a foreclosed laundromat of $8,000 offset by recoveries in the amount of $3,000 on certain loans secured by radio dispatch and broadcast equipment and other assets used in connection with livery taxicab services previously written off.

     Net Investment Income. Net investment income earned during the three-month period ended June 30, 1997 was $2.5 million reflecting the positive impact of portfolio growth.

     Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations was $2.5 million for the three months ended June 30, 1997 and reflects portfolio growth. Return on assets and return on equity for the three months ended June 30, 1997, on an annualized basis, were 4.6% and 10.3%, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

For the Six Months Ended June 30, 1997.

     Performance Summary. For the six months ended June 30, 1997, investment income has been positively impacted by the strong growth of the entire loan portfolio coupled with an increase in the percentage of the portfolio composed of higher yielding Commercial Installment Loans. Interest expense for the period reflected an increase in the LIBOR benchmark e.o.p. of 31 basis points, slightly offset by the repayment of amounts outstanding under the Company's revolving credit facilities. Strong portfolio growth offset by the decline in spread between the average yield on the entire portfolio and the average of costs of funds contributed to the $4.3 million of net investment income earned during the period.

     Investment Income. Investment income for the six months ended June 30, 1997 was $10.1 million. The Company's investment income reflects the positive impact of portfolio growth during the period. Total portfolio growth was $38.5 million or 21.8% from $176.5 million at December 31, 1996 to $215.0 million at June 30, 1997. The average portfolio outstanding during the six-month period ended June 30, 1997 was $191.9 million which produced investment income of $10.1 million at a weighted average interest rate of 10.53%. Gross loan originations net of participations during the six-month period ended June 30, 1997 was $73.5 million offset by prepayments, terminations and refinancings by the Company aggregating $46.5 million. In addition, during the six-month period ended June 30, 1997 the Company repurchased approximately $11.4 million in Medallion Loans previously participated out to other lenders. Average yield e.o.p. of the entire portfolio decreased 25 basis points from 10.80% at December 31, 1996 to 10.55% at June 30, 1997. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans coupled with a decrease in the average yield on Commercial Installment Loans. The average yield e.o.p. of the Medallion Loan portfolio decreased 28 basis points from 9.92% at December 31, 1996 to 9.64% at June 30, 1997 and the average yield of the Commercial Installment Loan portfolio decreased seven basis points from 13.51% at December 31, 1996 to 13.44% at June 30, 1997. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields at Edwards and MFC, which have increased the percentage of their Medallion Loan originations which are made to owners of large taxicab fleets. Such loans reprice more frequently than other Medallion Loans in the Company's portfolio, thereby reducing the Company's interest rate risk exposure. Moreover, certain of the loans that the Company originates to large fleet owners are participated out to other lenders and the Company earns a 50 basis point servicing fee on such participations. The decrease in the average yield on the Commercial Installment Loan portfolio was due to the increased origination of lower-yielding loans with higher credit quality during the latter three months of the period. The decrease in average yield e.o.p. of the entire loan portfolio was offset in part by the strong growth in the total loan portfolio during the period, including growth in the Company's portfolio of Commercial Installment Loans, which historically have been originated at a yield of approximately 350 basis points higher than Medallion Loans and 500 to 700 basis points higher than the prevailing Prime Rate. The percentage of the portfolio composed of Commercial Installment Loans increased from 23.7% at December 31, 1996 to 24.0% at June 30, 1997. Although the Company continues to shift its portfolio mix towards higher yielding Commercial Installment Loans, this shift was impacted by higher than expected growth in the Medallion Loan portfolio during the period due in part to the Company's use of a portion of the proceeds from the Follow-on Offering to repurchase approximately $11.4 million in Medallion Loans to large taxicab fleet owners which the Company had previously participated out to other lenders.

     Interest Expense. The Company's interest expense was $4.5 million for the six months ended June 30, 1997. The Company's average cost of funds e.o.p. increased from 7.11% or 153 basis points over the LIBOR benchmark of 5.58% at December 31, 1996 to 7.30% or 141 basis points over the LIBOR benchmark of 5.89% at June 30, 1997. The increase in the average cost of funds e.o.p. was caused by a 31 basis point increase in the LIBOR benchmark, which was moderated by the varying maturities of borrowings outstanding during the first half of the period. The Company's net borrowings at the end of the period, however, decreased by $35.8 million or 28.5% from $125.8 million at December 31, 1996 to $90.0 million at June 30, 1997. The decreased borrowings were the result of the use of proceeds from the Follow-on Offering to reduce short-term LIBOR based debt. The percentage of the Company's short-term LIBOR based indebtedness decreased as a percentage of total indebtedness from 75.1% at December 31, 1996 to 67.0% at June 30, 1997. Average borrowings during the six months ended June 30, 1997 were $121.8 million which produced an interest expense of $4.5 million at a weighted average interest rate of 7.39%. The weighted average interest rate of 7.39% includes commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed.

     Net Interest Income. Net interest income was $5.6 million for the six months ended June 30, 1997. Net interest income reflects the positive impact of the portfolio growth coupled with a slight shift in the portfolio mix toward a higher percentage of Commercial Installment Loans during the period. The average spread between the average yield on the portfolio and the average cost of funds during the six-month period ended June 30, 1997 was 3.14%.

     Equity in Earnings of Unconsolidated Subsidiary. For the six months ended June 30, 1997, Media generated advertising revenue of $991,000 and incurred Display rental costs of approximately $417,000, resulting in a gross margin of approximately $575,000 or 57.9% of advertising revenue. The number of Displays owned by Media were approximately 2,000 at June 30, 1997. For the six months ended June 30, 1997, operating expenses were $542,000 and Media generated net income of $33,000 which is recorded as equity in earnings of unconsolidated subsidiary on the Company's statement of operations. Display occupancy increased from 64% at December 31, 1996 to 87.8% at June 30, 1997.

     Other Income. The Company derived $438,000 in other income, or 0.22% of investments for the six months ended June 30, 1997. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

     Non-Interest Expenses. The Company had non-interest expenses of $2.0 million for the period. Approximately $967,000, or 48.3% of non-interest expenses, was related to salaries and benefits, $305,000, or 15.3%, consisted of professional fees, $114,000, or 5.7% consisted of investment advisory fees. The operating expense ratio was 1.92% for the six-month period ended June 30, 1997, on an annualized basis, reflecting consolidation of the Company's operations, efficiencies of scale and elimination of redundant services, facilities and functions. The Company believes that operating expenses as a percentage of average assets will decline as the loan portfolio increases due to economies of scale.

     Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill of $210,000 for the six months ended June 30, 1997 relates to $6.5 million of goodwill generated in the acquisitions of Edwards and TCC. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years.

     Net Realized Gain/Loss on Investments The Company realized a net gain on investments of $27,000 during the six months ended June 30, 1997. The gain was the result of the sale of foreclosed real estate previously written down for a gain of $28,000 and recoveries in the amount of $6,000 on certain loans secured by radio dispatch and broadcast equipment and other assets used in connection with livery taxicab services previously written off, offset by a write off of $8,000 related to a foreclosure on a laundromat.

     Net Investment Income. Net investment income earned during the six-month period ended June 30, 1997 was $4.3 million reflecting the positive impact of portfolio growth.

     Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations was $4.3 million for the six months ended June 30, 1997 and reflects portfolio growth. Return on assets and return on equity for the six months ended June 30, 1997, on an annualized basis, were 4.06% and 8.97%, respectively.


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

     The Company seeks to manage the exposure of the balance of the portfolio to increases in market interest rates by entering into interest rate cap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures. The Company has entered into interest rate cap agreements to limit the Company's interest rate exposure as summarized below:

                                     EFFECTIVE  MATURITY
                  AMOUNT      RATE     DATE       DATE
               -------------  -----  ---------  --------
                $20,000,000    7.0%   11/16/95  11/16/97
                $10,000,000    6.0%    4/21/97   4/21/98
                $10,000,000    7.0%    5/13/97   5/13/99
                $10,000,000    6.5%    5/13/97   5/13/98
                               7.0%    5/13/98  11/13/99

     Total premiums of $195,500 paid under the agreements are being amortized over the respective terms of the agreements. In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed rate indebtedness, such as subordinated SBA debentures. The Company currently has outstanding subordinated SBA debentures in the principal amount of $27.9 million with a weighted average rate of interest of 7.91%. At June 30, 1997, these debentures constituted 31.0% of the Company's aggregate outstanding indebtedness.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of liquidity are credit facilities with bank syndicates, fixed rate, long-term subordinated debentures that are issued to or guaranteed by the SBA and loan amortization and prepayments. As a Regulated Investment Company ("RIC") under the Internal Revenue Code of 1986, as amended, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At June 30, 1997, 69.0% of the Company's $90.0 million of debt consisted of bank debt, substantially all of which was at variable effective rates of interest with a weighted average rate of 7.03% or 147 basis points below the

Prime Rate and 31.0% consisted of subordinated SBA debentures with fixed rates of interest with a weighted average rate of 7.91%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, or to fund loans that qualify under SBA regulations through Edwards and TCC which are already subject to SBA restrictions. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to possible additional SBA funding, an additional $87.4 million of debt was available at June 30, 1997 at variable effective rates of interest averaging below the Prime Rate under the Company's $147.5 million revolving credit facilities with banks.

     The following table illustrates the Company's and each of the subsidiaries' sources of available funds and amounts outstanding under credit facilities at June 30, 1997.

                               The
                             Company     MFC       Edwards     TCC        Total
                             -------  -------      -------   -------     -------
                                           (dollars in thousands)
Cash.......................  $  136   $  1,365   $      241   $  308   $    2,050
Revolving lines of credit..   7,500    125,000       15,000       --      147,500
  Amounts available........   4,800     76,650        5,900       --       87,350
  Amounts outstanding......   2,700     48,350        9,100       --       60,150
  Average interest rate....    6.97%      7.03%        6.98%      --         7.03%
  Maturity.................   12/97       6/99    6/97-9/97       --    6/97-6/99
  Term loans...............      --      2,000           --       --        2,000(1)
  Interest rate............      --       7.50%          --       --         7.50%
  Maturity.................      --       7/97           --       --         7/97
  SBA debentures...........      --         --       22,250    5,640       27,890
  Average interest rate....      --         --         7.88%    8.00%        7.91%
  Maturity.................      --         --    6/98-9/04     6/02    6/98-9/04
Total cash and remaining
 amounts available under
 credit facilities.........   4,936     78,015        6,141      308       89,400
Total debt outstanding.....  $2,700    $50,350      $31,350   $5,640      $90,040

____________________

(1) On July 31, 1997, the Company's $2.0 million term loan matured and was paid in full.

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

     The Company believes that anticipated borrowings from the SBA and the increased amounts available under the Company's credit facility after repayment of a substantial portion of amounts outstanding thereunder from proceeds of the Company's Follow-on Offering and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing operations of the Company's loan portfolio and advertising business for the foreseeable future. In addition, in order to provide the funds necessary for the Company's expansion strategy, the Company expects to incur, from time to time, additional short- and long-term bank debt and (to the extent permitted and advantageous) to use SBA financing, and to issue, in public or private transactions, its equity and debt securities. The Company is currently exploring such external financing possibilities and MFC is exploring establishing a commercial paper program and money market loan program. The issuance of commercial paper and money market loans will be contingent upon MFC maintaining its investment grade rating, among other conditions, and no assurance can be given that MFC will be able to establish such a program. The availability and terms of any additional financing will depend upon market, regulatory and other conditions and there can be no assurance that such additional financing will be available on terms acceptable to the Company.


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

     Government Regulation of Tobacco Advertising. Currently, 35% of the Company's taxicab rooftop advertising revenue is derived from tobacco products advertising. In August 1996, President Clinton signed an executive order adopting rules proposed by the U.S. Food and Drug Administration (the "FDA") restricting the sale and advertising of cigarette and smokeless tobacco products. Certain of these regulations which include provisions prohibiting the placement of tobacco product advertising within 1,000 feet of playgrounds and schools only apply to stationery advertising such as placards and billboards and, accordingly, do not restrict taxicab rooftop advertising. Certain other of these regulations, however, which limit tobacco products advertising to a format consisting of black text on a white background and require the inclusion of a statement which identifies the product as "a nicotine-delivery device for persons over 18" apply to taxicab rooftop advertising. Certain advertisers may be unwilling to advertise in this format; accordingly, these restrictions, which become effective on August 28, 1997, could have an adverse effect upon the taxicab rooftop advertising business of the Company. On April 25, 1997, however, a federal district court in Greensboro, North Carolina ruled that the FDA does not have the authority to restrict such advertising. The FDA has indicated that it will appeal the decision. If the FDA is successful in its appeal, the Company believes that these restrictions could have an adverse effect upon the taxicab rooftop advertising business of the Company. In addition, in June 1997 several of the major tobacco companies in the U.S. and certain state attorneys general reached agreement on a proposed settlement of litigation between such parties. The terms of this proposed settlement include a ban on all outdoor advertising of tobacco products commencing nine months after finalization of the settlement. The settlement, however, is subject to several conditions, the most notable of which is the enactment of legislation by the federal government. At this time, it is uncertain when a definitive settlement will be reached, if at all, or what the terms of any such settlement will be. A reduction in taxicab rooftop advertising by the tobacco industry could cause an immediate reduction in the Company's taxicab rooftop advertising revenues and may simultaneously increase the Company's available inventory. An increase in available inventory could result in the Company reducing its rates or limiting its ability to raise rates for some period of time. If the tobacco litigation settlement were to be finalized in its current form and if the Company were unable to replace revenues from tobacco advertising with revenues from other sources, such settlement could have an adverse effect upon the Company's taxicab rooftop advertising business.

                                    PART II
                               OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on Thursday, June 5, 1997. The following represents the results of the proposals submitted to a vote of the stockholders:

Proposal to Elect Directors
---------------------------

     The following persons were elected to the Company's Board of Directors for a term of office expiring at the Company's 2000 Annual Meeting of Stockholders:

                                         Votes Cast For   Votes Withheld
                                         --------------   --------------

                Stanley Kreitman            7,452,373         27,700
                David L. Rudnick            7,451,623         28,450

     There were no abstentions or broker non-votes with respect to this proposal.


Proposal to Ratify and Approve Selection of Independent Public Accountants
--------------------------------------------------------------------------

     The selection by the Company's Board of Directors of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 1997 was ratified and approved:


             Votes Cast For              Votes Against   Abstentions
             --------------              -------------   -----------

                7,450,348                   1,775           27,950

     There were no broker non-votes or votes withheld with respect to this proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

             10.1 Letter Agreement dated April 18, 1997 between MFC and The
                  Chase Manhattan Bank relating to an interest rate cap transaction in the amount of $10,000,000.

             10.2 Letter Agreement dated May 9, 1997 between MFC and Fleet
                  National Bank ("Fleet") relating to an interest rate cap transaction in the amount of $10,000,000.

             10.3 Letter Agreement dated May 12, 1997 between MFC and Fleet relating to an interest rate cap transaction in the amount of $10,000,000.

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


                              MEDALLION FINANCIAL CORP.



Date:  August 12, 1997        By:   /s/ Daniel F. Baker
                                  ----------------------------------
                                  Daniel F. Baker
                                  Chief Financial Officer
                                  (Principal Financial Officer and
                                  Chief Accounting Officer)