Form 10-Q
period 1997-09-30
MEDALLION FINANCIAL CORP
filed 1997-11-14
CIK 1000209

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1997

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         Yes     X          No    ___
                                ---

      Number of shares of Common Stock outstanding at the latest practicable date, October 31, 1997:

            Class Outstanding                Par Value       Shares Outstanding
            -----------------                ---------       ------------------
Common Stock...............................    $.01              12,866,060

================================================================================

                           MEDALLION FINANCIAL CORP.
                                   FORM 10-Q
                              September 30, 1997

                                     INDEX


                                                                                                             Page
                                                                                                             ----
PART I.        Financial Information

Item 1.        Basis of Preparation .......................................................................     3
                    Medallion Financial Corp. Consolidated Balance Sheets
                        as of December 31, 1996 and September 30, 1997.....................................     4
                    Medallion Financial Corp. Consolidated Statement of Operations
                        for the periods ended September 30, 1997 and 1996..................................     5
                    Medallion Financial Corp. Consolidated Statement of
                        Changes in Stockholders' Equity for the nine months
                        ended September 30, 1997 ..........................................................     6
                    Medallion Financial Corp. Consolidated Statement of Cash Flows
                        for the periods ended September 30, 1997 and 1996..................................     7
                    Notes to Consolidated Financial Statements.............................................     8

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..................................................................    13
                    General................................................................................    13
                    Consolidated Results of Operations (for the three months
                        ended September 30, 1997 and 1996).................................................    16
                    Consolidated Results of Operations (for the nine months
                        ended September 30, 1997)..........................................................    19
                    Asset/Liability Management.............................................................    22
                    Liquidity and Capital Resources........................................................    24
                    Investment Considerations..............................................................    25

PART II.       Other Information

Item 6.        Exhibits and Reports on Form 8-K............................................................    28

Signatures              ...................................................................................    29

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  BASIS OF PREPARATION

         Medallion Financial Corp. (the "Company") was incorporated in Delaware in 1995 and commenced operations on May 30, 1996 in connection with the closing of its initial public offering (the "Initial Offering") and simultaneous acquisition (the "Acquisitions") of Medallion Funding Corp. ("MFC"), the assets of Edwards Capital Company, Transportation Capital Corp. ("TCC") and Medallion Taxi Media, Inc. ("Media"). Media and MFC were subsidiaries of Tri-Magna Corporation ("Tri-Magna") which was merged into the Company. The Company's acquisition of these businesses in connection with the Initial Offering and the resulting two-tier structure were effected pursuant to an order of the Securities and Exchange Commission (the "Commission") (Release No. I.C. 21969, May 21, 1996) (the "Acquisition Order") and the approval of the U.S. Small Business Administration (the "SBA"). A detailed description of the Company, MFC, Edwards Capital Company, TCC and Media may be found in the Acquisition Order and the Company's Registration Statement (the "Registration Statement") on Form N-2 (File No. 333-24877) filed in connection with the Company's recent follow-on public offering which was declared effective on May 12, 1997 (the "Follow-on Offering").

         The financial information included in this report is divided into two sections. The first section, Item 1, includes the unaudited consolidated balance sheet of the Company as of September 30, 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the nine months ending September 30, 1997. Item 1 also sets forth the audited consolidated balance sheet of the Company as of December 31, 1996 and the related statements of operations and cash flows for the period from May 30, 1996 through September 30, 1996. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations and sets forth an analysis of the financial information included in Item 1 for the three and nine months ended September 30, 1997. All references to shares and per share amounts in this report reflect a 12,500-for-one stock split effected on May 29, 1996.

         The consolidated balance sheet of the Company as of September 30, 1997, the related statements of operations, changes in stockholders' equity and cash flows for the nine months ended September 30, 1997 and the related statements of operations and cash flows for the period from May 30, 1996 through September 30, 1996 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 1997 and the period ended September 30, 1996 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Registration Statement.

                           MEDALLION FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1997


                                                                         December 31,       September 30,
                                                                         ------------       -------------
                                                                             1996                1997
                                                                             -----               ----
           Assets                                                                           (Unaudited)
             Investments (Note 2)
               Medallion loans                                          $ 134,614,899       $ 192,017,079
               Commercial installment loans                                41,925,289          51,790,848
                                                                        -------------       -------------
             Gross investments                                            176,540,188         243,807,927
               Unrealized depreciation of investments                         (46,300)            (71,300)
                                                                        -------------       -------------
             Net investments                                              176,493,888         243,736,627
             Investment in unconsolidated subsidiary (Note 3)                 937,000           1,017,551
                                                                        -------------       -------------

             Total investments                                            177,430,888         244,754,178

             Cash                                                           1,664,603           1,658,920
             Accrued interest receivable                                    1,696,584           2,518,669
             Fixed assets, net                                                 89,815             127,338
             Goodwill, net (Note 2)                                         6,250,636           5,935,456
             Other assets                                                   2,491,974           3,685,650
                                                                        -------------       -------------
             Total assets                                               $ 189,624,500       $ 258,680,211
                                                                        =============       =============

           Liabilities
             Accounts payable and accrued expenses                      $   1,844,033       $   2,356,053
             Dividends payable                                              1,849,225             116,725
             Accrued interest payable                                       1,086,247           1,372,277
             Notes payable to banks and demand notes (Note 4)              96,450,000          90,875,000
             SBA debentures payable (Note 4)                               29,390,000          27,890,000
                                                                        -------------       -------------
             Total liabilities                                            130,619,505         122,610,055
                                                                        -------------       -------------

             Negative goodwill, net (Note 2)                                2,517,716           1,975,916
                                                                        -------------       -------------
             Commitments and contingencies (Note 6)                                --                  --

           Stockholders' equity (Note 1)
             Preferred Stock (1,000,000 shares of $0.01 par
               value stock authorized - none outstanding)                          --                  --
             Common stock (15,000,000 shares of $0.01 par
               value stock authorized - 8,250,000 and 12,866,060
               shares outstanding at December 31, 1996 and
               September 30, 1997, respectively)                               82,500             128,661
             Capital in excess of par value                                56,359,555         130,836,145
             Accumulated undistributed income                                  45,224           3,129,434
                                                                        -------------       -------------
             Total stockholders' equity                                    56,487,279         134,094,240
                                                                        -------------       -------------

             Total liabilities and stockholders' equity                 $ 189,624,500       $ 258,680,211
                                                                        =============       =============

           Fully diluted number of common shares                                               12,947,448
                                                                                            =============

           Net asset value per share                                                               $10.35
                                                                                                   ======


    See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                                                                                     Period from
                                                    Three Months          Three Months          Nine Months          May 30, 1996
                                                       Ended                 Ended                 Ended                through
                                                    September 30,         September 30,         September 30,        September 30,
                                                        1997                  1996                  1997                 1996
                                                  ----------------      ----------------      ----------------      ----------------

Investment income:
   Interest income on                               $  5,971,287          $  4,255,203          $ 16,113,728          $  5,618,718
investments
   Interest income on treasury bills                          --                 8,419                28,326                37,603
                                                    ------------          ------------          ------------          ------------
Total investment income                                5,971,287             4,263,622            16,142,054             5,656,321
                                                    ------------          ------------          ------------          ------------

   Interest expense:
    Notes payable to banks                             1,385,984             1,537,102             4,844,742             2,044,738
    SBA debentures                                       551,256               563,168             1,616,832               754,748
                                                    ------------          ------------          ------------          ------------
Total interest expense                                 1,937,240             2,100,270             6,461,574             2,799,486
                                                    ------------          ------------          ------------          ------------

Net interest income                                    4,034,047             2,163,352             9,680,480             2,856,835
                                                    ------------          ------------          ------------          ------------
Non-interest income:
Equity in earnings (loss) of
   unconsolidated subsidiary                              47,749               (22,697)               80,551                 6,241
Accretion of negative goodwill                           180,600               180,615               541,800               244,984
Other income                                             265,999               233,948               703,980               291,822
                                                    ------------          ------------          ------------          ------------

Total non-interest income                                494,348               391,866             1,326,331               543,047
                                                    ------------          ------------          ------------          ------------

Expenses:
   Administrative and advisory fees                       66,832                56,250               180,723                75,000
   Professional fees                                     157,051                93,476               462,354               152,379
   Salaries and benefits                                 412,784               348,233             1,040,673               446,172
   Other operating expenses                              444,401               433,266             1,411,385               524,012
   Amortization of goodwill                              105,060               101,612               315,180               136,632
                                                    ------------          ------------          ------------          ------------
Total expenses                                         1,186,128             1,032,837             3,410,315             1,334,195
                                                    ------------          ------------          ------------          ------------

Net investment income                                  3,342,267             1,522,381             7,596,496             2,065,687

Change in unrealized depreciation                             --                    --               (25,000)                   --
Net realized gain on investments                         127,783                25,889               154,714                25,889
                                                    ------------          ------------          ------------          ------------

Net increase in net assets resulting
   from operations                                  $  3,470,050          $  1,548,270          $  7,726,210          $  2,091,576
                                                    ============          ============          ============          ============

Net increase in net assets resulting from
   operations per common share                      $       0.27          $       0.19          $       0.73          $       0.25
                                                    ============          ============          ============          ============

Weighted average shares and common                    12,912,842             8,250,000            10,555,726             8,250,000
   share equivalents outstanding                    ============          ============          ============          ============


    See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)

                                                           Shares of
                                                            Common               Common           Capital in        Accumulated
                                                            Stock              Stock $0.01        Excess of         Undistributed
                                                         Outstanding            Par Value         Par Value            Income
                                                         -----------            ---------         ---------         -------------
Balance at December 31, 1996                               8,250,000         $     82,500         $ 56,359,555       $     45,224
  (Note 1)

Distributable net investment
 income                                                           --                   --                   --          1,799,336
                                                        ------------         ------------         ------------       ------------

Balance at March 31, 1997                                  8,250,000               82,500           56,359,555          1,844,560

Distributable net investment                                      --                   --                   --          2,481,824
 income

Dividends declared on common                                      --                   --                   --         (1,815,000)
 stock ($0.22 per share)

Change in net unrealized                                          --                   --                   --            (25,000)
 depreciation

Issuance of common stock under
 offering (Note 1)                                         4,600,000               46,000           74,293,425                 --
                                                        ------------         ------------         ------------       ------------

Balance at June 30, 1997                                  12,850,000              128,500          130,652,980          2,486,384

Distributable net investment
 income                                                           --                   --                   --          3,470,050

Dividends declared on common
 stock ($0.22 per share)                                          --                   --                   --         (2,827,000)

Exercise of stock options                                     16,060                  161              183,165                 --
                                                        ------------         ------------         ------------       ------------

Balance at September 30, 1997                             12,866,060         $    128,661         $130,836,145       $  3,129,434
                                                        ============         ============         ============       ============




    See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                                                                                Period From
                                                                                                               May 30, 1996
                                                                                 Nine Months Ended               through
                                                                                September 30, 1997         September 30, 1996
                                                                                ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                             $   7,726,210               $   2,091,576
 Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
   Depreciation and amortization                                                         38,815                       7,000
   Increase in equity in earnings of unconsolidated subsidiary                          (80,551)                     (6,241)
   Amortization of goodwill                                                             315,180                     136,632
   Increase in unrealized depreciation                                                   25,000                          --
   Increase in accrued interest receivable                                             (822,085)                   (158,933)
   Increase in other assets                                                          (1,217,674)                 (1,879,649)
   Increase (decrease) in accounts payable and accrued expenses                         512,020                     308,722
   Accretion of negative goodwill                                                      (541,800)                   (244,984)
   Increase (decrease) in accrued interest payable                                      286,030                    (451,501)
                                                                                  -------------               -------------

     Net cash provided by (used for) operating activities                             6,241,145                    (197,378)
                                                                                  -------------               -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in investments                                                           (116,661,432)                (28,611,154)
 Proceeds from sales and maturities of investments                                   67,625,821                  16,249,803
 Repurchase of loan participations                                                  (18,232,128)                         --
 Payment for purchase of Tri-Magna, net                                                      --                 (11,848,283)
 Payment for purchase of Edwards                                                             --                 (15,624,995)
 Payment for purchase of TCC, net                                                            --                  (3,748,576)
 Capital expenditures                                                                   (52,340)                    (80,119)
                                                                                  -------------               -------------

     Net cash used for investing activities                                         (67,320,079)                (43,663,324)
                                                                                  -------------               -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable to banks, net                                            (5,575,000)                 (9,100,000)
 Repayment of SBA debentures                                                         (1,500,000)                 (1,200,000)
 Proceeds from public offerings, net of expenses                                     74,339,425                  56,147,056
 Proceeds from exercise of stock options                                                183,326                         --
 Payment of declared dividends to current stockholders                               (6,374,500)                   (542,012)
                                                                                  -------------               -------------

     Net cash provided by financing activities                                       61,073,251                  45,305,044
                                                                                  -------------               -------------

NET INCREASE (DECREASE) IN CASH                                                          (5,683)                  1,444,342

CASH beginning of period                                                              1,664,603                       2,000
                                                                                  -------------               -------------

CASH end of period                                                                $   1,658,920               $   1,446,342
                                                                                  =============               =============

SUPPLEMENTAL INFORMATION:
 Cash paid during the period for interest                                         $   6,175,544               $   3,308,336
                                                                                  =============               =============

     See accompanying notes to unaudited consolidated financial statements

                           MEDALLION FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997
                                  (unaudited)


(1)      Organization and Structure of Medallion Financial Corp.

         The Company is a closed-end management investment company organized as a Delaware corporation in 1995. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). On May 29, 1996, the Company completed an initial public offering (the "Initial Offering") of its common stock, issued and sold 5,750,000 shares at $11.00 per share and split the existing 200 shares of common stock outstanding into 2,500,000 shares. All share and related amounts in the accompanying financial statements have been restated to reflect this stock split. Offering costs incurred by the Company in connection with the sale of shares totaling $7,102,944 were recorded as a reduction of capital upon completion of the Initial Offering. These costs were recorded, net of $200,000 payable between the Company and Tri-Magna in accordance with the merger agreement between the Company and Tri-Magna. In parallel with the Initial Offering, the Company completed the Acquisitions in which the Company merged with Tri-Magna; acquired substantially all of the assets and assumed certain liabilities of Edwards Capital Company, a limited partnership; and acquired all of the outstanding voting stock of TCC. The assets acquired and liabilities assumed from Edwards Capital Company, were acquired and assumed by Edwards Capital Corporation ("Edwards"), a newly formed and wholly-owned subsidiary of the Company. As a result of the merger with Tri-Magna in accordance with the Merger Agreement dated December 21, 1995 between the Company and Tri-Magna, MFC and Media, formerly subsidiaries of Tri-Magna, became wholly-owned subsidiaries of the Company. In connection with the Acquisitions, the Company applied for and received the Acquisition Order under the 1940 Act from the Securities and Exchange Commission. The Company also received approval from the SBA for these transactions.

         MFC, Edwards and TCC are closed-end management investment companies registered under the 1940 Act and are each licensed as a small business investment company ("SBIC") by the SBA. As an adjunct to the Company's taxicab medallion finance business, Media operates a taxicab rooftop advertising business. Effective January 1, 1997, the Company decided to merge all of the assets and liabilities of Edwards and TCC into MFC subject to the approval of the SBA. The Company expects to complete the merger by the end of the fourth quarter of 1997.

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

         Under the 1940 Act and the Small Business Investment Act of 1958 and regulations thereunder (the "SBIA"), the Company's long-term loans are considered investments and are recorded at their fair value. Since no ready market exists for these loans, fair value is determined by the Board of Directors in good faith. In determining fair value, the Company and the Board of Directors take into consideration factors including the financial condition of the borrower, the adequacy of the collateral, and the relationships between market interest rates and portfolio interest rates and maturities. Loans are valued at cost less unrealized depreciation. Any change in the fair value of the Company's investments as determined by the Board of Directors is reflected in net unrealized depreciation of investments. Total unrealized depreciation was $1,568,717 and $1,593,717 on total investments of $176,493,888 and $243,736,627 at December 31, 1996 and September 30, 1997, respectively, of which $1,522,417 existed at the date of the Acquisitions. The Board of Directors have determined that this valuation approximates fair value.

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

(3)      Investment in Unconsolidated Subsidiary

         The Company's investment in Media is accounted for under the equity method because as a non-investment company, Media cannot be consolidated with the Company which is an investment company under the 1940 Act. Financial information presented for Media includes the balance sheet as of December 31, 1996 and September 30, 1997 and unaudited statement of operations for the three and nine months ended September 30, 1997, the three months ended September 30, 1996 and the period from May 30, 1996 through September 30, 1996:


      Balance Sheet                 December 31, 1996       September 30, 1997
      -------------                 -----------------       ------------------
                                                                (unaudited)
      Cash                              $   79,827              $        -
      Accounts receivable                  307,303                 576,278
      Equipment, net                       976,442               1,444,268
      Other                                330,839                 356,896
                                        ----------              ----------

      Total assets                      $1,694,411              $2,377,442
                                        ==========              ==========

      Notes payable to parent           $  584,566             $   951,066
      Accrued expenses                      64,516                 300,496
                                        ----------             -----------

      Total liabilities                    649,082               1,251,562
                                        ----------             -----------

      Equity                             1,001,000               1,001,000
      Retained earnings                     44,329                 124,880
                                        ----------             -----------
      Total equity                       1,045,329               1,125,880
                                        ----------             -----------

      Total liabilities and
        shareholders' equity            $1,694,411              $2,377,442
                                        ==========              ==========

                                                                                                  Period from
                                   Three Months         Three Months         Nine Months          May 30, 1996
                                      Ended                Ended                Ended               through
                                   September 30,        September 30,        September 30,        September 30,
Statement of Operations                1997                 1996                 1997                 1996
---------------------------      -----------------    -----------------    -----------------    -----------------

Advertising revenue               $  725,766          $  452,943           $1,716,926           $  604,196
Cost of service                      273,812             215,846              690,385              261,274
                                  ----------          ----------           ----------           ----------

Gross margin                         451,954             237,097            1,026,541             342,922
Other operating expenses             379,205             272,295              920,990             334,181
                                  ----------          ----------           ----------          ----------

Income (loss) before taxes            72,749             (35,197)             105,551               8,741
Income taxes                          25,000             (12,500)              25,000               2,500
                                  ----------           ----------          ----------          ----------

Net Income (loss)                 $   47,749          $  (22,697)          $   80,551          $    6,241
                                  ==========          ==========           ==========          ==========

         On March 6, 1997, Media entered into a five-year agreement with the Metropolitan Taxi Board of Trade, Inc. ("MTBOT") to provide rooftop advertising on New York City taxicabs affiliated with the MTBOT commencing on September 22, 1997.

(4)  Debt

         The table below summarizes the various debt agreements the Company had outstanding at December 31, 1996 and September 30, 1997:

                                        December 31, 1996    September 30, 1997
                                        -----------------    ------------------
       Notes payable to banks:
         Total facilities                  $107,000,000         $144,500,000
         Maturity of facilities              4/97-12/97           10/97-6/99
         Total amounts outstanding         $ 96,450,000         $ 90,875,000
                                           ============         ============

       SBA debentures payable              $ 29,390,000         $ 27,890,000
                                           ============         ============

         Maturity                             4/97-9/04            6/98-9/04

         Under the revolving credit agreement between MFC and its lenders, as amended, MFC is required to maintain minimum tangible net assets of $45,000,000 and certain financial ratios. The Company believes that MFC was in compliance with such requirements at September 30, 1997.

(5)      Pro Forma Results of Operations

         The unaudited pro forma combined financial information for the nine months ended September 30, 1996 is presented as follows assuming the formation of the Company and the Acquisitions described in Note 1 occurred on January 1, 1996:

                                           Nine Months Ended
                                           September 30, 1996
                                           ------------------
Investment income                             $ 12,224,362
Net investment income                         $  6,473,256
Net increase in net assets
  resulting from operations                   $  4,547,665

Earnings per share                            $       0.55
Pro forma weighted average
  shares outstanding                             8,250,000

(6)      Subsequent Events

         On October 31, 1997, the Company consummated the purchase of substantially all of the assets and liabilities of Business Lenders, Inc. through the Company's wholly-owned subsidiary, BLI Acquisition Co., LLC. In connection with the transaction BLI Acquisition Co., LLC was renamed Business Lenders, LLC. The acquisition will be accounted for under the purchase method of accounting and the purchase price paid to Business Lenders, Inc. at the closing was $1,279,522 in cash plus $1,700,000 in repayment of subordinated debt. These amounts are based on the September 30, 1997 net book value and are subject to final adjustment based on the audited balance sheet at October 31, 1997. BLI Acquisition Co., LLC also assumed approximately $12,500,000 of debt. The balance of the purchase price is payable pursuant to an earn-out provision based on a multiple of net after tax earnings over the next 3 years and could result in a maximum payment of (i) $700,000 during the three months following October 31, 1999 and (ii) $13,450,000, less the amount of cash paid in respect of the net book value at October 31, 1997, during the three months following October 31, 2000.

         On November 5, 1997, MFC declared a dividend payable to the Company in the amount of $275 per share payable on November 17, 1997 (aggregating $1,831,225), Edwards declared a dividend payable to the Company in the amount of $9,000 per share payable on November 17, 1997 (aggregating $900,000) and TCC declared a dividend payable to the Company in the amount of $3,000 per share payable on November 17, 1997 (aggregating $300,000). With the proceeds of these dividends, on November 5, 1997 the Company declared a dividend in the amount of $0.24 per share (aggregating $3,087,854) payable on December 1, 1997 to the stockholders of record on November 17, 1997.

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

     Trend in Loan Portfolio Yield. The Company's investment income is driven by the principal amount of and yields on Medallion Loans and Commercial Installment Loans. The following table illustrates the Company's weighted average portfolio yield at the dates indicated:


                                              December 31, 1996                            September 30, 1997
                                              -----------------                            ------------------
                                Weighted                      Percentage     Weighted                       Percentage
                                 Average       Principal       of Total       Average        Principal       of Total
                                  Yield         Amounts       Portfolio        Yield          Amounts       Portfolio
                               -----------------------------------------------------------------------------------------
Medallion Loan Portfolio            9.92%      $134,614,899       76.3%         9.38%        $192,017,079       78.8%
Commercial Installment
  Loan Portfolio                   13.51%        41,925,289       23.7%       13.28%           51,790,848       21.2%
                                   ------      ------------      ------       ------         ------------      ------

Total Portfolio                    10.80%      $176,540,188      100.0%       10.21%         $243,807,927      100.0%
                                   ======      ============      ======       ======         ============      ======

     The weighted average yield e.o.p. of the Medallion Loan portfolio decreased 54 basis points from 9.92% at December 31, 1996 to 9.38% at September 30, 1997. Medallion Loans constituted 76.3% of the total portfolio of $176.5 million at December 31, 1996 and 78.8% of the total portfolio of $243.8 million at September 30, 1997. The yields on the Company's Medallion Loans have been in a long-term decline. For the nine months ended September 30, 1997, the weighted average yield of the Medallion Loan portfolio has declined as the Company has increased the percentage of its Medallion Loan originations which are made to owners of large taxicab fleets. Such loans reprice more frequently than other Medallion Loans in the Company's portfolio, thereby reducing the Company's interest rate risk exposure. In addition, using a portion of the proceeds of the Follow-on Offering, the Company has repurchased approximately $18.2 million in such Medallion Loans to large taxicab fleet owners which the Company had previously participated out to other lenders. The weighted average yield e.o.p. of the Commercial Installment Loan portfolio decreased 23 basis points from 13.51% at December 31, 1996 to 13.28% at September 30, 1997. As a result of the decline in the Medallion Loan portfolio yield, coupled with a decline in the Commercial Installment Loan portfolio yield, the weighted average yield e.o.p. of the entire portfolio decreased 59 basis points from 10.80% at December 31, 1996 to 10.21% at September 30, 1997.

     The decrease in the average yield of the entire portfolio has been offset in part by the strong growth in the total loan portfolio during the year, including growth in the Company's portfolio of Commercial Installment Loans, which historically have been originated at a yield of approximately 350 basis points higher than Medallion Loans and 500 to 700 basis points higher than the prevailing Prime Rate. Although the Company has followed a strategy of trying to shift its portfolio mix towards higher yielding Commercial Installment Loans and intends to continue to pursue this strategy, this shift was reversed during the third quarter by higher than expected growth in the Medallion Loan Portfolio during the period. The percentage of Commercial Installment Loans to the total portfolio decreased slightly from 23.7%, or $41.9 million, at December 31, 1996 to 21.2%, or $51.8 million at September 30, 1997. The Company intends to try and continue to increase the percentage of Commercial Installment Loans in the total portfolio.

     Trend in Interest Expense. The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates and, to a lesser degree, fixed-rate, long-term subordinated debentures issued to or guaranteed by the SBA. In recent years, the Company has reduced its reliance on SBA financing and increased the relative proportion of bank debt to total liabilities. SBA financing can offer very attractive rates, but such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the SBIA and SBA regulations through subsidiaries already subject to SBA restrictions. The Company believes that its transition to financing its operations primarily with short-term LIBOR-based bank debt has generally decreased its interest expense thus far, but has also increased the Company's exposure to the risk of increases in market interest rates which the Company attempts to mitigate with certain matching strategies. The Company also expects that net interest income should increase because bank debt is more readily available than SBA financing and will thus permit an increase in the size of the loan portfolio. At December 31, 1996 and September 30, 1997, short-term LIBOR-based debt constituted 75.1% and 74.2% of total indebtedness, respectively. On March 26, 1997, the Federal Reserve System increased the federal-funds interest rate by 25 basis points and, as a result, the prevailing Prime Rate has increased by 25 basis points. If these increases lead to a trend of higher interest rates, net interest rate spread could decline at least until the Company is able to originate new loans at the higher prevailing interest rates.

     The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium to LIBOR paid by the Company on its LIBOR-based debt, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 30-180 days. The Company's subordinated debentures issued to or guaranteed by the SBA typically have terms of ten years. The Company's cost of funds reflects fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the 90- and 180-day LIBOR (the "LIBOR Benchmark"). The Company's average cost of funds e.o.p. increased slightly from 7.11% or 153 basis points over the LIBOR Benchmark of 5.58% at December 31, 1996 to 7.13%, or 133 basis points over the LIBOR Benchmark of 5.80% at September 30, 1997. The increase in the Company's average cost of funds e.o.p. resulted primarily from the increase in the LIBOR benchmark of 22 basis points offset by a decrease in the premium over LIBOR that the banks charge the Company.

     Taxicab Rooftop Advertising. In connection with its Medallion Loan finance business, the Company also conducts a taxicab rooftop advertising business through Media. Media's revenue is affected by the number of taxicab rooftop advertising displays ("Displays") that it owns and the occupancy rate and advertising rate of those Displays. At September 30, 1997, Media had approximately 3,625 installed Displays. On March 6, 1997 Media entered into a five year agreement with the MTBOT to provide advertising on New York City taxicabs affiliated with the MTBOT which commenced on September 22, 1997. With this agreement, Media is the leading taxicab rooftop advertiser in New York City. The Company expects that Media will continue to expand its operations. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company because Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies, such as Media, with investment companies, such as the Company.

     Factors Affecting Net Assets. Factors which affect the Company's net assets include net realized gain/loss on investments and change in net unrealized depreciation of investments. Net realized gain/loss on investments is the difference between the proceeds derived upon foreclosure of a loan and the cost basis of such loan. Change in net unrealized depreciation of investments is the amount, if any, by which the Company's Board of Directors estimate of the fair market value of its loan portfolio is below the cost basis of the loan portfolio. Under the 1940 Act and the SBIA, the Company's loan portfolio must be recorded at fair market value or "marked to market." Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of its loan portfolio to reflect the Company's estimate of the current realizable value of the loan portfolio. Since no ready market exists for the Company's loans, fair market value is subject to the good faith determination of the Company. In determining such value, the Company takes into consideration factors such as the financial condition of its borrowers and the adequacy of the collateral. Any change in the fair value of portfolio loans as determined by the Company is reflected in net unrealized depreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income. Therefore, if the latest increases in prevailing interest rates lead to a trend of higher interest rates, net increase in net assets resulting from operations could decline. Upon the completion of the Acquisitions on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair market value, which included $1.5 million of net unrealized depreciation, as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting. From December 31, 1996 through September 30, 1997, net unrealized depreciation of investments increased by $25,000.

     Recent Commencement of Operations. The Company commenced operations in connection with the simultaneous closing of the Initial Offering and the Acquisitions on May 29, 1996. Prior to that date, the Company had no results of operations and each of Tri-Magna, Edwards and TCC had been operating independently of each other. The following discussion under the caption "Consolidated Results of Operations" sets forth an analysis of the Company's actual results of operations and assets and liabilities for the three and nine month periods ended September 30, 1997. All period percentages involving income statement accounts have been annualized for discussion purposes.

Consolidated Results of Operations

For the Three Months Ended September 30, 1996 and September 30, 1997.

     Performance Summary. For the three months ended September 30, 1997, net investment income has been positively impacted by the strong growth of the Medallion Loan Portfolio and reduced interest expense. Interest expense for the period was lower due to reduced short-term debt outstanding as well as a reduction in the spread over LIBOR on the Company's revolving credit facilities offset by a slight increase in the LIBOR benchmark e.o.p. of 8 basis points. Strong portfolio growth was offset by the decline in spread between the average yield on the entire portfolio and average costs of funds.

     Investment Income. Investment income increased $1.7 million or 40.3% from $4.3 million for the three months ended September 30, 1996 to $6.0 million for the three months ended September 30, 1997. The Company's investment income reflects the positive impact of portfolio growth during the three months ended September 30, 1997. Total portfolio growth was $5.7 million or 3.6% from $156.2 million at June 30, 1996 to $161.8 million at September 30, 1996 compared to $28.8 million or 13.4% from $215.0 million at June 30, 1997 to $243.8 million at September 30, 1997. The average portfolio outstanding was $159.0 million, for the three month period ended September 30, 1996, which produced investment income of $4.3 million at a weighted average interest rate of 10.82% compared to an average of $229.4 million for the three-month period ended September 30, 1997, which produced investment income of $6.0 million at a weighted average interest rate of 10.41%.

     Gross loan originations net of participations increased by $23.1 million or 131.3% from $17.6 million for the three-month period ended September 30, 1996 to $40.7 million for the three-month period ended September 30, 1997. The originations were offset by prepayments, terminations and refinancings by the Company aggregating $21.2 million for the three month period ended September 30, 1996 compared to $12.0 million for the three month period ended September 30, 1997. Average yield e.o.p. of the entire portfolio decreased 49 basis points from 10.70% at September 30, 1996 to 10.21% at September 30, 1997. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans, coupled with a decrease in the average yield on Commercial Installment Loans and a decrease in the percentage of the portfolio composed of higher yielding Commercial Installment Loans which historically have been originated at a yield of approximately 350 basis points higher than Medallion Loans and 500 to 700 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the Medallion Loan portfolio decreased 47 basis points from 9.85% at September 30, 1996 to 9.38% at September 30, 1997 and the average yield of the Commercial Installment Loan portfolio decreased 21 basis points from 13.49% at September 30, 1996 to 13.28% at September 30, 1997. The decrease in the average yield on Medallion Loans was caused by the reduction of loan yields at Edwards and MFC, which have increased the percentage of their Medallion Loan originations which are made to owners of large taxicab fleets. Such loans reprice more frequently than other Medallion Loans in the Company's portfolio, thereby reducing the Company's interest rate risk exposure. Moreover, certain of the loans that the Company originates to large fleet owners are participated out to other lenders and the Company earns a servicing fee on such participations. The decrease in the average yield on the Commercial Installment Loan portfolio was due primarily to an increase in competition and the overall market trend of lower long-term interest rates. The decrease in average yield e.o.p. of the entire loan portfolio was offset in part by the strong growth in the Medallion Loan portfolio during the period. The percentage of the portfolio composed of Commercial Installment Loans decreased from 22.7% at September 30, 1996 to 21.2% at September 30, 1997. Although the Company continues to try and shift its portfolio mix towards higher yielding Commercial Installment Loans, this shift was impacted by higher than expected growth in the Medallion Loan portfolio during the period. The additional growth was due in part to the Company's use of a portion of the proceeds from the Follow-on Offering to repurchase approximately $6.8 million in Medallion Loans to large taxicab fleet owners which the Company had previously participated out to other lenders.

     Interest Expense. The Company's interest expense decreased $163,000 or
7.8% from $2.1 million for the three months ended September 30, 1996 to $1.9 million for the three months ended September 30, 1997. The Company's average cost of funds e.o.p. increased slightly from 7.12% or 140 basis points over the LIBOR benchmark of 5.72% at September 30, 1996 to 7.13% or 133 basis points over the LIBOR benchmark of 5.80% at September 30, 1997. The increase in the average cost of funds e.o.p. was caused by an 8 basis point increase in the LIBOR benchmark offset by a reduction in the premium to LIBOR paid by the Company. Average borrowings decreased $5.8 million or 5.3% from $110.6 million for the three months ended September 30, 1996, which produced an interest expense of $2.1 million at a weighted average interest rate of 7.61% to $104.6 million for the three months ended September 30, 1997 which produced an interest expense of $1.9 million at a weighted average interest rate of 7.41%. The reduction in the weighted average interest rates reflects the reduction in the spread over LIBOR that the Company pays. The weighted average interest rates include commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The percentage of the Company's short-term LIBOR based indebtedness increased as a percentage of total indebtedness from 69.9% at September 30, 1996 to 74.2% at September 30, 1997.

     Net Interest Income. Net interest income increased $1.8 million or 86.5% from $2.2 million for the three months ended September 30, 1996 to $4.0 million for the three months ended September 30, 1997. Net interest income reflects the positive impact of the portfolio growth during the three months ended September 30, 1997 offset by a decrease in the spread between average yield and average cost of funds. The average spread between the average yield on the portfolio and the average cost of funds decreased 21 basis points or 6.5% from 3.21% for the three-month period ended September 30, 1996 to 3.0% for the three-month period ended September 30, 1997.

     Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue increased $273,000 or 60.3% from $453,000 for the three months ended September 30, 1996 to $726,000 for the three months ended September 30, 1997. Display rental costs increased $58,000 or 27.0% from $216,000 for the three months ended September 30, 1996 to $274,000 for the three months ended September 30, 1997. This resulted in a gross margin of approximately $237,000 or 52.3% of advertising revenue for the three months ended September 30, 1996 compared to $452,000 or 62.3% for the three months ended September 30, 1997. The number of Displays owned by Media increased 1,505 or 71.0% from 2,120 at September 30, 1996 to 3,625 at September 30, 1997. Operating costs increased $107,000 or 39.3% from $272,000 for the three months ended September 30, 1996 to $379,000 for the three months ended September 30, 1997. Media generated an net operating loss of $23,000 for the three-month period ended September 30, 1996 compared to net income of $48,000 for the three-month period ended September 30, 1997, which is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations as a result of increases in the number of Displays owned and occupancy rates. Display occupancy increased from 87.8% for the three months ended September 30, 1996 to 97.9% for the three months ended September 30 1997.

     Other Income. The Company's other income increased $32,000 or 13.7% from $234,000 for the three months ended September 30, 1996 to $266,000 for the three months ended September 30, 1997. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

     Non-Interest Expenses. The Company's non-interest expenses increased $153,000 or 14.8% from $1,033,000 for the three months ended September 30, 1996 to $1,186,000 for the three months ended September 30, 1997. Other operating expenses increased $11,000 or 2.5% from $433,000 for the three months ended September 30, 1996 to $444,000 for the three months ended September 30, 1997. Salaries and benefits increased $65,000 or 18.7% from $348,000 for the three months ended September 30, 1996 to $413,000 for the three months ended September 30, 1997. Professional fees increased $64,000 or 68.8% from $93,000 for the three months ended September 30, 1996 to $157,000 for the three months ended September 30, 1997. Investment advisory fees increased $11,000 or 19.6% from $56,000 for the three months ended September 30, 1996 to $67,000 for the three months ended September 30, 1997. The operating expense ratio decreased to 2.06% for the three-month period ended September 30, 1997 from 2.30% for the three-month period ended September 30, 1996, on an annualized basis. The Company believes that operating expenses as a percentage of average assets will continue to decline as the loan portfolio increases due to economies of scale.

     Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill was $102,000 for the three months ended September 30, 1996 and $105,000 for the three months ended September 30, 1997, and relates to $6.5 million of goodwill generated in the acquisitions of Edwards and TCC. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years.

     Net Realized Gain/Loss on Investments. The Company had an increase in realized net gain on investments of $102,000 from $26,000 for the three months ended September 30, 1996 to $128,000 for the three months ended September 30, 1997. The majority of the increase resulted from the gain on the valuation of a warrant issued by a radio station of $250,000 which was subsequently sold, offset by write-offs of certain uncollectible equipment secured loans totaling $125,000.

     Net Investment Income. Net investment income earned increased $1,820,000 or 119.5% from $1,522,000 for the three-month period ended September 30, 1996 to $3,342,000 for the three months ended September 30, 1997. The increase was attributable to the positive impact of portfolio growth offset by a decrease in the spread between average yield and average cost of funds.

     Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations increased $1,922,000 or 124.2% from $1,548,000 for the three months ended September 30, 1996 to $3,470,000 for the three months ended September 30, 1997. The increase was attributable to the positive impact of portfolio growth offset by a decrease in the spread between average yield and average cost of funds. Return on assets and return on equity for the three months ended September 30, 1997, on an annualized basis, were 6.3% and 10.9%, respectively, compared to 3.6% and 10.8% for the three months ended September 30, 1996.

Consolidated Results of Operations

For the Nine Months Ended September 30, 1997.

     Performance Summary. For the nine months ended September 30, 1997, investment income has been positively impacted by the strong growth of the entire loan portfolio. Interest expense for the period reflected an increase in the LIBOR benchmark e.o.p. of 22 basis points, slightly offset by the repayment of amounts outstanding under the Company's revolving credit facilities. Strong portfolio growth offset by the decline in spread between the average yield on the entire portfolio and the average of costs of funds contributed to the $7.6 million of net investment income earned during the period.

     Investment Income. Investment income for the nine months ended
September 30, 1997 was $16.1 million. The Company's investment income reflects the positive impact of portfolio growth during the period. Total portfolio growth was $67.3 million or an increase of 38.1% from $176.5 million at December 31, 1996 to $243.8 million at September 30, 1997. The average portfolio outstanding during the nine-month period ended September 30, 1997 was $204.9 million which produced investment income of $16.1 million at a weighted average interest rate of 10.50%.

     Gross loan originations net of participations during the nine-month period ended September 30, 1997 was $116.7 million offset by prepayments, terminations and refinancings by the Company aggregating $67.6 million. In addition, during the nine-month period ended September 30, 1997, the Company repurchased approximately $18.2 million in Medallion Loans previously participated out to other lenders. Average yield e.o.p. of the entire portfolio decreased 59 basis points from 10.80% at December 31, 1996 to 10.21% at September 30, 1997. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans coupled with a decrease in the average yield on Commercial Installment Loans and a decrease in the percentage of the portfolio composed of higher yielding Commercial Installment Loans which historically have been originated at a yield of approximately 350 basis points higher than Medallion Loans and 500 to 700 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the Medallion Loan portfolio decreased 54 basis points from 9.92% at December 31, 1996 to 9.38% at September

30, 1997 and the average yield of the Commercial Installment Loan portfolio decreased 23 basis points from 13.51% at December 31, 1996 to 13.28% at September 30, 1997. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields at Edwards and MFC, which have increased the percentage of their Medallion Loan originations which are made to owners of large taxicab fleets. Such loans reprice more frequently than other Medallion Loans in the Company's portfolio, thereby reducing the Company's interest rate risk exposure. Moreover, certain of the loans that the Company originates to large fleet owners are participated out to other lenders and the Company earns a servicing fee on such participations. The decrease in the average yield on the Commercial Installment Loan portfolio was due primarily to an increase in competition and the overall market trend of lower long-term interest rates. The percentage of the portfolio composed of higher yielding Commercial Installment Loans decreased from 23.7% at December 31, 1996 to 21.2% at September 30, 1997. Although the Company continues to follow a strategy of trying to shift its portfolio mix towards higher yielding Commercial Installment Loans, this shift was reversed by higher than expected growth in the Medallion Loan portfolio during the period. The additional growth in the Medallion Loan portfolio was due in part to the Company's use of a portion of the proceeds from the Follow-on Offering to repurchase approximately $18.2 million in Medallion Loans to large taxicab fleet owners which the Company had previously participated out to other lenders.

         Interest Expense. The Company's interest expense was $6.5 million for the nine months ended September 30, 1997. The Company's average cost of funds e.o.p. increased from 7.11% or 153 basis points over the LIBOR benchmark of 5.58% at December 31, 1996 to 7.13% or 133 basis points over the LIBOR benchmark of 5.80% at September 30, 1997. The increase in the average cost of funds e.o.p. was caused by a 22 basis point increase in the LIBOR benchmark offset by a reduction in the premium to LIBOR paid by the Company. The Company's net borrowings at the end of the period, however, decreased by $7.0 million or 5.5% from $125.8 million at December 31, 1996 to $118.8 million at September 30, 1997. The decreased borrowings were the result of the use of proceeds from the Follow-on Offering to reduce short-term LIBOR based debt. The percentage of the Company's short-term LIBOR based indebtedness decreased as a percentage of total indebtedness from 74.9% at December 31, 1996 to 74.2% at September 30, 1997. Average borrowings during the nine months ended September 30, 1997 were $117.6 million which produced an interest expense of $6.5 million at a weighted average interest rate of 7.33%. The weighted average interest rate of 7.33% includes commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed.

         Net Interest Income. Net interest income was $9.7 million for the nine months ended September 30, 1997. Net interest income reflects the positive impact of the portfolio growth coupled with a slight decrease in the average cost of funds offset by a decrease in the spread between average yield and average cost of funds. The average spread between the average yield on the portfolio and the average cost of funds during the nine-month period ended September 30, 1997 was 3.17%.

         Equity in Earnings of Unconsolidated Subsidiary. For the nine months ended September 30, 1997, Media generated advertising revenue of $1,717,000 and incurred Display rental costs of approximately $690,000, resulting in a gross margin of approximately $1,027,000 or 59.8% of advertising revenue. The number of Displays owned by Media were approximately 3,625 at September 30, 1997. For the nine months ended September 30, 1997, operating expenses were $921,000 and Media generated after tax net income of $81,000 which is recorded as equity in earnings of unconsolidated subsidiary on the Company's statement of operations as a result of increases in the number of Displays owned and occupancy rates. Display occupancy increased from

64% at December 31, 1996 to 97.8% at September 30, 1997. Media's operating expenses increased with the addition of a new salesman and a controller.

         Other Income. The Company derived $704,000 in other income, or 0.34% of investments for the nine months ended September 30, 1997. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

         Non-Interest Expenses. The Company had non-interest expenses of $3.4 million for the period. Approximately $1,041,000, or 30.6% of non-interest expenses, were related to salaries and benefits, $462,000, or 13.6%, consisted of professional fees and $181,000, or 5.3% consisted of investment advisory fees. The operating expense ratio was 2.1% for the nine-month period ended September 30, 1997. The Company believes that operating expenses as a percentage of average assets will decline as the loan portfolio increases due to economies of scale.

         Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill of $315,000 for the nine months ended September 30, 1997 relates to $6.5 million of goodwill generated in the acquisitions of Edwards and TCC. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years.

         Net Realized Gain/Loss on Investments. The Company realized a net gain on investments of $155,000 during the nine months ended September 30, 1997. The gain was the result of the sale of foreclosed real estate previously written down for a gain of $28,000, recoveries in the amount of $6,000 on certain loans secured by radio dispatch and broadcast equipment and other assets used in connection with livery taxicab services previously written off and the valuation of a common stock warrant in a radio station for a gain of $250,000, which was subsequently sold, offset by write-offs of $133,000 related to foreclosures on various equipment secured loans.

         Net Investment Income. Net investment income earned during the nine-month period ended September 30, 1997 was $7.6 million reflecting the positive impact of portfolio growth offset by a decline in the average cost of funds offset by a decrease in the spread between average yield and average cost of funds.

         Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations was $7.7 million for the nine months ended September 30, 1997 and reflects portfolio growth offset by a decrease in the spread between average yield and average cost of funds. Return on assets and return on equity for the nine months ended September 30, 1997, on an annualized basis, were 4.7% and 12.1%, respectively.


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

         Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. The mismatch between maturities and interest rate sensitivities of the Company's interest-earning assets and interest-bearing liabilities results in interest rate risk. Abrupt increases in market rates of interest may have an adverse impact on the Company's earnings. Accordingly, if the latest increases in prevailing interest rates like that caused by a 25 basis point increase in the federal-funds rate lead to a trend of higher interest rates, net interest rate spread could decline at least until the Company is able to originate new loans at the higher prevailing interest rates.

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

                                 Effective       Maturity
           Amount       Rate       Date            Date
           ------       ----       ----            ----
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

The Company currently has outstanding subordinated SBA debentures in the principal amount of $27.9 million with a weighted average rate of interest of 7.91%. At September 30, 1997, these debentures constituted 22.7% of the Company's total indebtedness.

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

Liquidity and Capital Resources

         The Company's sources of liquidity are credit facilities with bank syndicates, fixed rate, long-term subordinated debentures that are issued to or guaranteed by the SBA and loan amortization and prepayments. As a Regulated Investment Company ("RIC") under the Internal Revenue Code of 1986, as amended, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At September 30, 1997, 76.5% of the Company's $118.8 million of debt consisted of bank debt, substantially all of which was at variable effective rates of interest with a weighted average rate of 6.89% or 161 basis points below the Prime Rate and 23.5% consisted of subordinated SBA debentures with fixed rates of interest with a weighted average rate of 7.91%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, or to fund loans that qualify under SBA regulations through Edwards and TCC which are already subject to SBA restrictions. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to possible additional SBA funding, an additional $53.6 million of debt was available at September 30, 1997 at variable effective rates of interest averaging below the Prime Rate under the Company's $144.5 million revolving credit facilities with banks.

         The following table illustrates the Company's and each of the subsidiaries' sources of available funds and amounts outstanding under credit facilities at September 30, 1997.

                                                  The
                                                Company        MFC         Edwards              TCC      Total
                                                -------        ---         -------              ---      -----
                                                                    (dollars in thousands)
Cash........................................  $    230      $     857     $      --        $    572     $  1,659
Revolving lines of credit...................     7,500        125,000        12,000              --      144,500
  Amounts available.........................        --         51,225         2,400              --       53,625
  Amounts outstanding.......................     7,500         73,775         9,600              --       90,875
        Average interest rate...............     6.91%          6.89%         6.98%              --        6.89%
        Maturity............................     12/97           6/99     10/97-12/97            --     10/97-6/99
  Term loans................................        --             --            --              --           -- (1)
         Interest rate......................        --             --            --              --           --
         Maturity...........................        --             --            --              --           --
  SBA debentures............................        --             --        22,250           5,640       27,890
         Average interest rate..............        --             --         7.88%           8.00%        7.91%
         Maturity...........................        --             --     6/98-9/04            6/02    6/98-9/04
Total cash and remaining amounts
     available under credit facilities......       230         52,082         2,400             572       55,284
Total debt outstanding......................  $  7,500      $  73,775     $  31,850        $  5,640     $118,765

--------------------

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

         Media funds its operations through internal cash flow and inter-company debt. Media is not a RIC and, therefore, is able to retain earnings to finance growth.

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

         The Company expects to incur costs during the next two to three years as it addresses the impact of the year 2000 on its information systems. According to published reports, certain information systems, primarily computer software programs, cannot properly recognize and process date sensitive information for the year 2000 and beyond. The Company is evaluating its systems to determine whether they are year 2000 compliant and is in the process of addressing this issue. Accordingly, management has not yet estimated the cost of this effort.

Recent Acquisitions

         On October 31, 1997, the Company consummated the purchase of substantially all of the assets and liabilities of Business Lenders, Inc. through the Company's wholly-owned subsidiary, BLI Acquisition Co., LLC. In connection with the transaction BLI Acquisition Co., LLC was renamed Business Lenders, LLC. The acquisition was accounted for under the purchase method of accounting and the purchase price paid to Business Lenders, Inc. at the closing was $1,279,522 in cash plus $1,700,000 in repayment of subordinated debt. These amounts are based on the September 30, 1997 net book value and are subject to final adjustment based on the audited balance sheet at October 31, 1997. BLI Acquisition Co., LLC also assumed approximately $12,500,000 of debt. The balance of the purchase price is payable pursuant to an earn-out provision based on a multiple of net after tax earnings over the next 3 years and could result in a maximum payment of (i) $700,000 during the three months following October 31, 1999 and (ii) $13,450,000, less the amount of cash paid in respect of the net book value at October 31, 1997, during the three months following October 31, 2000.

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

         Government Regulation of Tobacco Advertising. Currently, 50% of the Company's taxicab rooftop advertising revenue is derived from tobacco products advertising. In August 1996, President Clinton signed an executive order adopting rules proposed by the U.S. Food and Drug Administration (the "FDA") restricting the sale and advertising of cigarette and smokeless tobacco products. Certain of these regulations which include provisions prohibiting the placement of tobacco product advertising within 1,000 feet of playgrounds and schools only apply to stationery advertising such as placards and billboards and, accordingly, do not restrict taxicab rooftop advertising. Certain other of these regulations, however, which limit tobacco products advertising to a format consisting of black text on a white background and require the inclusion of a statement which identifies the product as "a nicotine-delivery device for persons over 18" apply to taxicab rooftop advertising. Certain advertisers may be unwilling to advertise in this format; accordingly, these restrictions, which become effective on August 28, 1997, could have an adverse effect upon the taxicab rooftop advertising business of the Company. On April 25, 1997, however, a federal district court in Greensboro, North Carolina ruled that the FDA does not have the authority to restrict such advertising. The FDA has indicated that it will appeal the decision. If the FDA is successful in its appeal, the Company believes that these restrictions could have an adverse effect upon the taxicab rooftop advertising business of the Company. In addition, in June 1997 several of the major tobacco companies in the U.S. and certain state attorney generals reached agreement on a proposed settlement of litigation between such parties. The terms of this proposed settlement include a ban on all outdoor advertising of tobacco products commencing nine months after finalization of the settlement. The settlement, however, is subject to several conditions, the most notable of which is the enactment of legislation by the federal government. At this time, it is uncertain when a definitive settlement will be reached, if at all, or what the terms of any such settlement will be. A reduction in taxicab rooftop advertising by the tobacco industry could cause an immediate reduction in the Company's taxicab rooftop advertising revenues and may simultaneously increase the Company's available inventory. An increase in available inventory could result in the Company reducing its rates or limiting its ability to raise rates for some period of time. If the tobacco litigation settlement were to be finalized in its current form and if the Company were unable to replace revenues from tobacco advertising with revenues from other sources, such settlement could have an adverse effect upon the Company's taxicab rooftop advertising business.

         In addition the states of Florida and Mississippi have entered into separate settlements of litigation with the tobacco industry. These settlements are not conditioned on federal government approval and provide for the elimination of all outdoor advertising of tobacco products. If similar settlements occur in jurisdictions where the Company operates such settlements could adversely affect the Company's taxicab rooftop advertising business.

                                    PART II
                               OTHER INFORMATION

 (a)     Exhibits.

         10.1 Employment Agreement dated August 29, 1997 between the Company and Allen S. Greene.

         10.2     Asset Purchase Agreement dated as of August 20, 1997 among the
                  Company, BLI Acquisition Co., LLC, Business Lenders, Inc.,
                  Thomas Kellogg, Gary Mullin, Penn Ritter and
                  Triumph-Connecticut, Limited Partnership (including all exhibits thereto - schedules omitted).

         27       Financial Data Schedule



 (b)     Reports on Form 8-K.

                           MEDALLION FINANCIAL CORP.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MEDALLION FINANCIAL CORP.



Date:    November 13, 1997             By:      /s/ Daniel F. Baker
                                           -----------------------------
                                           Daniel F. Baker
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)