Form 10-K405
period 1997-12-31
MEDALLION FINANCIAL CORP
filed 1998-03-31
CIK 1000209

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

                  For the Fiscal Year Ended December 31, 1997

                                       OR

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________

                        Commission file number  0-27812

                           MEDALLION FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                      04-3291176
     (State of Incorporation)               (IRS Employer Identification No.)

                  437 MADISON AVENUE, NEW YORK, NEW YORK 10022
              (Address of principal executive offices) (Zip Code)

                                 (212) 328-2100
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X] NO [   ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

  The approximate aggregate market value of common equity held by non-affiliates of the Registrant as of March 20, 1997 was approximately $245 million based on the average bid and ask prices of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on March 20, 1997. There were 12,882,996 shares of the Registrant's Common Stock outstanding as of March 20, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on June 11, 1998, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year-end of December 31, 1997, are incorporated by reference into Part III of this Form 10-K.
================================================================================

                           MEDALLION FINANCIAL CORP.

                          1997 FORM 10-K ANNUAL REPORT

                               Table of Contents

                                                                                                            Page
                                                                                                         ----------
PART I.........                                                                                                   3
   Item 1.       Business of the Company...............................................................          18
   Item 2.       Properties............................................................................          18
   Item 3.       Legal Proceedings.....................................................................          18
   Item 4.       Submission of Matters to a Vote of Security Holders...................................          18

PART II........                                                                                                  20
   Item 5.       Market for the Registrant's Common Stock and Related Stockholder Matters..............          20
   Item 6.       Selected Financial Data...............................................................          20
   Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.
                                                                                                                 30
   Item 7A.      Quantitative and Qualitative Disclosures About Market Risk............................          42
   Item 8.       Financial Statements and Supplementary Data...........................................          42
   Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
                                                                                                                 42

PART III.......                                                                                                  43
   Item 10.      Directors and Executive Officers of the Registrant....................................          43
   Item 11.      Executive Compensation................................................................          43
   Item 12.      Security Ownership of Certain Beneficial Owners and Management........................          43
   Item 13.      Certain Relationships and Related Transactions........................................          43

PART IV........                                                                                                  43
   Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................          43

                                     PART I

ITEM 1.  BUSINESS OF THE COMPANY

GENERAL

  Medallion Financial Corp. ("Medallion Financial") acquired on May 29, 1996 the specialty finance businesses conducted by Tri-Magna Corporation ("Tri-Magna"), Edwards Capital Company (collectively with its successor, Edwards Capital Corp., "Edwards") and Transportation Capital Corp. ("TCC" and, collectively with Tri-Magna and Edwards, the "Founding Companies") as well as the taxicab rooftop advertising business conducted by Tri-Magna. Tri-Magna had conducted its specialty finance and taxicab rooftop advertising businesses through its wholly owned subsidiaries, Medallion Funding Corp. ("MFC") and Medallion Media, Inc. ("Media"), respectively, and references herein to Tri-Magna include such subsidiaries unless the context indicates otherwise. Prior to the closing of the acquisitions of the Founding Companies (the "Acquisitions"), Medallion Financial had no operations. On October 31, 1997, Medallion Financial's subsidiary, Business Lenders, LLC ("BLLC"), acquired certain assets and assumed certain liabilities of Business Lenders, Inc. ("Business Lenders"). BLLC operates as a specialty finance company focusing on long-term loans to active businesses secured by real estate. Medallion Financial is a business development company under the Investment Company Act of 1940, as amended (the "1940 Act").
                                ---------------

  UNLESS THE CONTEXT INDICATES OTHERWISE, ALL REFERENCES HEREIN TO THE "COMPANY" INCLUDE MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES COLLECTIVELY AND REFERENCES HEREIN TO "MEDALLION FINANCIAL" REFER TO MEDALLION FINANCIAL CORP. ALONE.
                                ---------------

  The Company operates a specialty finance business and its principal focus is the origination and servicing of loans financing the purchase of taxicab medallions and related assets ("Medallion Loans"). As an adjunct to its finance business, the Company also operates a taxicab rooftop advertising business. The Company has been engaged in taxicab medallion lending since 1979 and has developed a leading position in the industry. The Company also originates and services commercial installment loans, financing small business in targeted industries outside of the taxicab industry ("Commercial Installment Loans"). The Company intends to use the expertise it has developed in its areas of concentration to further expand the range of financial products it offers as well as the industries and geographic areas it services. Through its subsidiary BLLC, the Company is licensed by the U.S. Small Business Administration (the "SBA") to operate in the Section 7(a) loan program and lends to active businesses secured by assets and or real estate also referred to as Commercial Installment Loans.

  The Company believes its taxicab rooftop advertising business is one of the largest providers in the nation of this segment of the out-of-home advertising industry. At December 31, 1997, the Company had approximately 3,500 installed taxicab rooftop advertising displays ("Displays"). The Company sells advertising space to advertising agencies and companies promoting products. Currently, the Company provides such advertising in New York City and Boston and intends to expand to other major metropolitan areas.

  Medallion Financial is a closed-end, non-diversified management investment company under the 1940 Act. The investment objectives of the Company are to provide a high level of distributable income, consistent with preservation of capital, as well as long-term growth of net asset value. The Company is managed by its executive officers under the supervision of its Board of Directors and has retained FMC Advisers, Inc. ("FMC") as an investment adviser. The principals of FMC had served as directors and executive officers of Tri-Magna and MFC since inception of these businesses until their acquisition by the Company on May 29, 1996. The Company has elected to be treated as a business development company under the 1940 Act. In addition, it has elected to be treated for tax purposes as a regulated investment company (a "RIC") under the Internal Revenue Code of 1986, as amended (the "Code"). As a RIC, the Company will not be subject to U.S. federal income tax on any investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) that it distributes to its stockholders if at least 90% of its investment company taxable income for that taxable year is distributed. The Company pays quarterly cash dividends to comply with this requirement. Stockholders can elect to reinvest distributions. Medallion Financial's specialty finance subsidiaries, MFC, TCC and Edwards (collectively the "RIC Subsidiaries"), have also elected to be treated as RICs and distribute at least 90% of their respective investment company taxable income to the Company.

  The following chart illustrates the organizational structure of the Company:

                           Medallion Financial Corp.
                            ("Medallion Financial")
                                     . RIC
                                     . BDC

Medallion Funding  Edwards Capital   Transportation   Business       Medallion Taxi
Corp.              Corp.             Capital Corp.    Lenders LLC.   Media, Inc.
("MFC")            ("Edwards")       ("TCC")          ("BLLC")       ("Media")
 . RIC              . RIC             . RIC            . 7a Lender    . Taxicab
 . SBIC             . SBIC            . SBIC                            advertising
                                                                       business
                                                                     . C Corporation

BDC         Business Development Company under the 1940 Act ("BDC").
RIC         Regulated Investment Company under the Code.
SBIC        Small Business Investment Company licensed by the SBA.
7a Lender   Participating lender under the SBA's Section 7(a) loan program.

   MFC and Media. Prior to their acquisition by the Company, MFC and Media were wholly owned subsidiaries of Tri-Magna which merged into the Company in connection with the closing of Medallion Financial's acquisition of MFC and Media on May 29, 1996. Tri-Magna was a closed-end, management investment company registered under the 1940 Act. Management of the Company had operated Tri-Magna and its subsidiaries since they were organized. MFC was incorporated in 1979 and is a closed-end, management investment company registered under the 1940 Act. Before the termination of the SBA's Specialized Small Business Investment Company ("SSBIC") program in September 1996, MFC was the largest SSBIC in the nation. Following the termination of the SSBIC program, MFC was converted to a Small Business Investment Company ("SBIC") under an agreement with the SBA entered into in February 1997 (the "MFC Conversion Agreement").

   Operating primarily in New York City, MFC is a well established Medallion lender and has diversified its operations by developing a department that originates Commercial Installment Loans. As an SSBIC, MFC was restricted to financing small business concerns owned and managed by persons deemed to be socially or economically disadvantaged ("Disadvantaged Borrowers"). As an SBIC, MFC is permitted to lend to any small business meeting the size and eligibility requirements established by the SBA, subject to certain restrictions contained in the MFC Conversion Agreement. Accordingly, MFC now has a significantly larger borrower base and performs its credit analyses based solely on economic criteria. Although Edwards and TCC are also SBICs, unlike Edwards and TCC, MFC does not have SBA leverage outstanding and it is not, therefore, subject to SBA restrictions on the amount of third-party indebtedness it may incur.

  Media, which was incorporated in 1994, provides taxicab rooftop advertising and has initiated a plan to become a national provider of such advertising. Media currently provides such advertising in New York City and Boston and intends to both expand within its existing markets and enter other major metropolitan markets. In furtherance of its expansion efforts, Media acquired 450 additional installed Displays in New York City in connection with the acquisition of the assets of See-Level Advertising, Inc. and See-Level Management, Inc. on July 25, 1996. In addition, on March 6, 1997, Media entered into an agreement with The Metropolitan Taxi Board of Trade, Inc. (the "MTBOT") to provide advertising on over 1,600 New York City taxicabs owned by members of the MTBOT commencing on September 22, 1997. The effect of this agreement increased the number of taxicabs Media currently has under contract in New York City from approximately 1,700 to approximately 3,300. The agreement with MTBOT has made Media the leading taxicab rooftop advertiser in New York City and one of the largest in the nation. Media also has 200 Displays in the Boston area.

   Edwards Capital Corp. Edwards is a closed-end, management investment company registered under the 1940 Act and is licensed as an SBIC by the SBA. Operating almost exclusively in New York City, Edwards is a well-established medallion lender. Edwards' predecessor, Edwards Capital Company, was organized in 1979 and had operated as a privately held limited partnership from 1981 until the Company's subsidiary, Edwards, acquired substantially all of its assets and assumed substantially all of its liabilities on May 29, 1996. Edward is registered as a closed-end, management investment company under the 1940 Act. In the second quarter of 1998, the Company intends to merge Edwards into MFC to increase MFC's capital and simplify the Company's corporate structure, subject to SBA approval.

  Transportation Capital Corp. TCC is a closed-end, management investment company registered under the 1940 Act. TCC is a well-established and geographically diverse medallion lender with a market presence in Boston, Cambridge, Chicago and New York City. TCC was incorporated in 1979 and prior to its acquisition by the Company, was a wholly owned indirect subsidiary of Leucadia National Corporation. Like MFC, TCC was licensed as an SSBIC before the modification of the SSBIC program and is now licensed as an SBIC under the terms of an agreement with the SBA entered into in February 1997 (the "TCC Conversion Agreement"). Accordingly, like MFC, TCC is now permitted to make loans to borrowers other than Disadvantaged Borrowers, subject to certain restrictions contained in the TCC Conversion Agreement. In the second quarter of 1998, the Company intends to merge TCC into MFC to increase MFC's capital and simplify the Company's corporate structure, subject to SBA approval.

  Business Lenders LLC. BLLC is a Delaware limited liability company (LLC). BLLC is licensed by the State of Connecticut Department of Banking as a business and industrial development corporation and is also licensed by the SBA as a participating lender in the SBA's Section 7(a) loan program. As a Section 7(a) lender, the Company is eligible to make loans guaranteed by the SBA to small businesses meeting certain size and other eligibility requirements of the SBA. BLLC makes secured loans to small businesses in principal amounts ranging from $10,000 to $1,100,000 with terms of up to 25 years. These loans are made both on a guaranteed basis under the SBA's Section 7(a) loan program (with guarantees ranging from 68.2% to 80%) and on an unguaranteed basis independent of the
Section 7(a) program by participating with Medallion Financial. On October 31, 1997, BLLC purchased the assets and assumed certain liabilities of Business Lenders.

  Recent Acquisitions. On February 4, 1998, Medallion Financial announced that it had executed a purchase agreement pursuant to which it would acquire certain assets and assume certain liabilities of VGI, VGII and Venture Opportunities Corp. ("VOC"), three lenders under common management involved in the financing of taxicab medallions, and laundry and dry cleaning equipment. VOC is an SBIC. On March 9, 1998, Medallion Financial announced that it had executed an agreement to acquire Capital Dimensions, Inc., a Minneapolis-based SSBIC focused on providing small business loans throughout the United States, in a stock for stock merger expected to be accounted for as a "pooling of interests." Both transactions are subject to certain regulatory and other approvals, while the CDI acquisition is subject to satisfactory completion of Medallion's due diligence. The Company expects both acquisitions to close during the second quarter of 1998.

GROSS LOAN PORTFOLIO SUMMARY DATA

  The following table classifies the Company's loans outstanding as of December 31, 1997 and 1996:

December 31, 1997                                                  Weighted
                                                NUMBER              AVERAGE            MATURITY           BALANCE
Type of Loans                                  of Loans          Interest Rate           Date           Outstanding
-------------                               ---------------  ---------------------  ---------------  ------------------
New York City Medallion Loans.............        1757               9.02%              1/98-6/22        $204,514,675
Other Medallion Loans.....................         511              11.80%              1/98-6/07          21,446,574
                                                 -----              -----              ----------        ------------
  All Medallion Loans.....................       2,268               9.28%              1/98-6/22         225,961,249
Dry cleaners and laundromats..............         768              13.19%              1/98-6/05          41,033,760
Other.....................................         315              11.54%              1/98-3/23          23,963,154
                                                 -----              -----                                ------------
Total.....................................       3,351              10.03%              1/98-3/23        $290,958,163
                                                 =====              =====              ==========        ============

December 31, 1996                                                  Weighted
                                                NUMBER             AVERAGE             MATURITY           BALANCE
Type of Loans                                  of Loans         Interest Rate            Date           Outstanding
-------------                               ---------------  --------------------   ---------------  ------------------
New York City Medallion Loans.............       1,354               9.72%             1/97-12/15        $124,759,130
Other Medallion Loans.....................         277              12.51%              1/97-2/02           9,855,769
                                                 -----              -----              ----------        ------------
  All Medallion Loans.....................       1,631               9.92%             1/97-12/15         134,614,899
Dry cleaners and laundromats..............         599              13.70%              1/97-9/05          34,080,398
Other.....................................         140              12.67%             1/97-10/02           7,844,891
                                                 -----              -----                                ------------
Total.....................................       2,370              10.80%             1/97-12/15        $176,540,188
                                                 =====              =====              ==========        ============

MEDALLION LENDING

INDUSTRY OVERVIEW

  The New York City Market. A New York City taxicab medallion represents the only license to operate a taxicab and accept street hails in New York City. As reported by the Taxi and Limousine Commission ("TLC"), individual (owner-driver) medallions currently sell for approximately $234,000 and corporate medallions currently sell for approximately $260,000. According to TLC data, over the past 20 years, medallions have appreciated in value an average of 10.2% each year. The TLC estimates that in 1993 New York City taxicabs transported approximately 226 million people and collected in excess of $1.0 billion in gross revenue. Taxicabs play a prominent role in intra-Manhattan travel. According to the TLC, taxicabs transported 154% more passengers than Manhattan buses in 1993. In addition, taxicabs provided 34% of all intra-Manhattan passenger trips taken in 1993 by subway, bus, livery car or taxicab. Between 1977 and 1993, taxicab ridership for intra-Manhattan travel increased by 42%, while citywide bus ridership declined by 40%. The Company believes that much of the popularity of taxicabs can be attributed to the difficulty and expense Manhattan residents encounter in maintaining a private automobile in Manhattan.

  The number of taxicab medallions is limited by law and until recently no new medallions had been issued since 1937. However, in January 1996, the New York City Council passed a law authorizing the city to sell up to 400 additional taxicab medallions. The first 133 of such medallions were sold in May 1996, an additional 133 were sold in October 1996, and the balance were sold in October 1997. The Company believes that the auctions have provided it with additional opportunities because it has financed the purchase of a large number of the medallions sold at auction. As a result of the limited supply of medallions, an active market for medallions has developed. The Company estimates that the total value of all New York City medallions exceeds $3.0 billion. The law limiting the number of medallions also stipulates that the ownership for the 12,053 medallions outstanding at December 31, 1997 shall remain divided into 5,086 owner-driver or individual medallions and 6,967 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses and leased to drivers and operated for more than one shift.

  Based upon TLC statistics, the Company estimates that from 1989 through 1993 the number of taxicab medallions sold each year ranged from approximately 500 to 850, divided roughly equally between corporate and individual medallions. The purchase of a taxicab medallion is frequently financed with a loan and, in addition, there is an active refinancing market for such loans. Assuming that approximately 75% of the purchase price of corporate medallions and approximately 75% of the purchase price of individual medallions are typically financed, the dollar volume of New York City financing of medallion sales would range from approximately $72 million to $124 million a year. The Company believes that the dollar volume of the refinancing market exceeds the dollar volume of financing of medallion sales.

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

  The Boston and Cambridge Markets. The Company estimates that Boston medallions currently sell for approximately $125,000. The number of Boston medallions had been limited by law since 1930 to 1,525 medallions. In 1993, however, the Massachusetts legislature authorized the Boston Hackney Carriage Bureau, which regulates the issuance of new medallions, to issue 300 additional medallions, but the Bureau has only issued 40 additional medallions which are restricted to "wheelchair accessible" taxicabs. The Company estimates that the total value of all Boston medallions and related assets is approximately $190 million. In addition, the Company estimates Cambridge medallions currently sell for approximately $90,000. The number of Cambridge medallions has been limited to 248 since 1945 by a Cambridge city ordinance; accordingly, the Company estimates that the total value of all Cambridge medallions and related assets is approximately $22 million.

  The Chicago Market. Based on the Company's experience, Chicago medallions currently sell for approximately $55,000. Pursuant to a 1988 municipal ordinance, the number of outstanding medallions, currently is capped at 5,700, has increased steadily from 4,600 in 1988. The Company estimates that the total value of all Chicago medallions and related assets is approximately $313 million.

MARKET POSITION

  The Company has originated and serviced Medallion Loans since 1979 and has established a leading position in this industry. The Company's management has a long history of owning, managing and financing taxicab fleets, taxicab medallions and corporate car services. Medallion Loans collateralized by New York City taxicab medallions and related assets comprised 90.5% of the value of the Company's Medallion Loan portfolio at December 31, 1997. The balance consisted of Medallion Loans collateralized by Boston, Chicago, Cambridge, Newark, Baltimore and Hartford taxicab medallions. The Company believes that there are significant growth opportunities in these and other metropolitan markets nationwide.

  Most New York City medallion transfers are handled through approximately 31 medallion brokers who are licensed by the TLC. In addition to brokering medallions, these brokers also arrange TLC documentation, insurance, vehicles and meters as well as financing. The Company has excellent relations with many of the most active of these brokers and regularly receives referrals from them. However, the Company receives most of its referrals from a small number of brokers.

LOAN PORTFOLIO

  Medallion Loans comprised approximately 78.3% of the Company's loan portfolio at December 31, 1997. On that date, the Company had 2,268 Medallion Loans outstanding ranging from $300 to $560,000 in principal amount outstanding with an average principal amount outstanding of $99,600 and an aggregate principal amount outstanding of $226.0 million. These loans generally require equal monthly payments covering accrued interest and amortization of principal over a ten to fifteen year schedule subject to a balloon payment of all outstanding principal after four or five years. More recently, the Company has begun to originate loans with one to four year interest rate maturities. Borrowers may prepay Medallion Loans upon payment of a fee ranging from 0 to 90 days' interest. The Company generally retains the Medallion Loans it originates. The Company believes that this weighted average time period varies to some extent as a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to repay in a rising interest rate environment. At December 31, 1997, substantially all of the Company's Medallion Loans were secured by first security interests in taxicab medallions and related assets. The Company originates Medallion Loans at an approximate average loan-to-value ratio of 75%. The Company has recourse against the direct and indirect owners of the medallion through personal guarantees. Although personal guarantees increase the commitment of borrowers to repay their loans, there can be no assurance that the assets available under personal guarantees would, if required, be sufficient to satisfy the obligations secured by such guarantees.

  The Company believes that its Medallion Loan portfolio is of high credit quality because medallions have generally increased in value and are easy to repossess and resell in an active market. While loans in the portfolio of MFC have been from time to time in arrears or default, MFC never experienced a loss of principal on any of the $309.0 million in aggregate principal amount of Medallion Loans it originated during the period from 1979 through December 31, 1997. In addition, from the date of the Acquisitions through the date of this Report, Edwards and TCC have not lost any principal on the loans that were outstanding during this time. In the event of defaults by borrowers, the medallions collateralizing such loans have been seized and, when such loans have not been brought current, readily sold in the active market for medallions at prices at or in excess of the amounts due.

COMMERCIAL INSTALLMENT LOANS

OVERVIEW

  MFC began Commercial Installment Loan operations in 1987 to diversify its loan portfolio which, prior to that time, consisted almost entirely of Medallion Loans. MFC chose to concentrate these operations on originating loans secured by retail dry cleaning and coin operated laundromat equipment because of certain characteristics similar to medallion lending that make these industries attractive candidates for profitable lending. These factors include the following (i) relatively high fixed rates of interest ranging from approximately 400 to 700 basis points over the prevailing prime rate of interest charged by major commercial banks (the "Prime Rate") at the time of origination, (ii) low historical repossession rates, (iii) vendor recourse, (iv) significant equity investments by borrowers, (v) an active market for repossessed equipment, (vi) a small average loan size of $60,000 and (vii) collateral service life that is frequently twice as long as the term of the loans. The Company estimates that there are approximately 4,000 retail dry cleaners and approximately 3,000 laundromats in the New York City metropolitan area. Specialization in these industries has permitted relatively low administrative costs because documentation and terms of credit are standardized. Moreover, the consistency among the loans has facilitated simplified credit review and portfolio analysis.

  BLLC lends primarily to businesses secured by assets and or real estate throughout the New England and the New York area under the SBA's Section 7(a) loan program. BLLC's loans are typically secured by assets or real estate, have floating interest rates tied to a spread over the prime rate, and are guaranteed by the SBA, up to a maximum guarantee of $750,000. Additionally, a liquid market exists for the sale of the guaranteed portion of the loans. The Company believes that the floating rate nature of these loans is beneficial for its interest rate exposure management.

  The Company believes that other niche industries with similar characteristics will provide additional loan portfolio growth opportunities. Building on the success of MFC's Commercial Installment Loan operations, the Company has continued to expand its lending activities in this area through BLLC, Edwards, TCC and Medallion Financial itself.

LOAN PORTFOLIO

  Commercial Installment Loans comprised 21.7% of the Company's loan portfolio at December 31, 1997. These loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. The Company has originated Commercial Installment Loans in principal amounts ranging from $5,000 to $1,700,000. These loans are generally retained by the Company and typically have maturities ranging from one to ten years. At December 31, 1997, there were 1,083 Commercial Installment Loans outstanding with a balance of $62.8 million. Loans to dry cleaners and laundromats represented 67.1% of the aggregate principal amount of Commercial Installment Loans outstanding at December 31, 1997. The remaining Commercial Installment Loans are spread among other industries including: food service, real estate and radio broadcast licenses.

  Commercial Installment Loans made by the Company typically require equal monthly payments covering accrued interest and amortization of principal over a four to five year term and generally can be prepaid with a fee ranging from 0 to 90 days' interest. At December 31, 1997, the Company's Commercial Installment Loans had a weighted average interest rate of 12.60%. The term of, and interest rate charged on, the Company's outstanding loans are subject to SBA Regulations. Under SBA Regulations, the maximum rate of interest permitted on loans originated by the Company is 19.0%. Unlike Medallion Loans, for which competition precludes the Company from charging the maximum rate of interest permitted under SBA Regulations, the Company is able to charge the maximum rate on certain Commercial Installment Loans and anticipates that Medallion Financial will be able to continue to charge in excess of the maximum rate since Medallion Financial is not subject to regulation by the SBA. The weighted average rate of interest on Commercial Installment Loans exceeded the weighted average rate of interest on Medallion Loans by 334 basis points at December 31, 1997. The Company believes that the increased yield on Commercial Installment Loans compensates for their higher risk relative to Medallion Loans and further illustrates the benefits of diversification.

  The Company generally originates Commercial Installment Loans at an approximate average loan to value ratio of 70-75%. Substantially all of the Company's Commercial Installment Loans are collateralized by first security interests in the assets being financed by the borrower. At December 31, 1997, 67.1% of the aggregate principal outstanding in the Company's Commercial Installment Loan portfolio was secured by first security interests in retail dry cleaning and coin operated laundromat equipment and the balance, 32.9%, was secured by real estate, food service equipment, radio broadcast licenses and other equipment. In addition, the Company requires the principals of borrowers to personally guarantee loans. Further more, equipment vendors sometimes provide full and partial recourse guarantees on loans.

MARKETING, ORIGINATION AND LOAN APPROVAL PROCESS

  The Company and its subsidiaries employ 25 loan originators that originate Medallion Loans and Commercial Installment Loans. The Company's loan officers regularly receive referrals from medallion brokers and make use of an extensive referral network in the retail dry cleaning and coin operated laundromat industry. Equipment vendors are the single most important source of Commercial Installment Loan referrals and the Company attributes its excellent relations with these vendors in part to its success in financing the purchase of retail dry cleaning and coin operated laundromat equipment.

  Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower's credit history, public records, personal interviews, trade references and personal inspection of the premises and TLC approval, if applicable. The Company also requires each applicant to provide personal and corporate tax returns and premises leases or property deeds. The Company's senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer and non-conforming loans must be approved by the Chief Executive Officer or the Chief Operating Officer

GROSS LOANS RECEIVABLE

  The following table sets forth the Company's gross loans receivable:

                                                               December 31,
                            -------------------------------------------------------------------------------
                                   1993            1994            1995            1996            1997
                              --------------  --------------  --------------  --------------  --------------
                                                             (in thousands)
Loans Receivable
BLLC........................                                                                  $ 14,019    5%
Medallion Financial.........                                                  $ 14,640    8%    48,560   17
Tri-Magna (MFC).............  $ 82,014   57%  $ 90,343   62%  $ 96,956   64%    99,662   57    158,345   54
Edwards.....................    44,141   30     43,487   30     43,799   29     46,630   26     59,882   21
TCC.........................    18,074   13     10,981    8      9,797    7     15,608    9     10,152    3
                              --------  ---   --------  ---   --------  ---   --------  ---   --------  ---
 Total......................  $144,229  100%  $144,811  100%  $150,552  100%  $176,540  100%  $290,958  100%


LOAN ACTIVITY

  The following table sets forth the Company's loans originated, renewed and repaid on a combined basis for the periods indicated:


                                                                  Year Ended December 31,
                                                   -----------------------------------------------------
                                                         1995              1996               1997
                                                   ----------------  -----------------  ----------------
                                                                      (in thousands)
Loans originated.................................         $ 52,714           $ 88,070         $ 212,978
Loan participations repurchased..................                -                  -            22,537
Loan repayments (including renewals).............          (46,983)           (60,569)         (122,370)
Decrease (increase) in unrealized depreciation...              195                  9              (790)
Loans (written off) recovered, net...............               11                  5              (125)
                                                          --------           --------         ---------
Increase (decrease) in loans receivable-net......            5,937             27,515           112,230
Loans receivable-net (beginning of period).......          143,042            148,979           176,494
                                                          --------           --------         ---------
Loans receivable-net (end of period).............         $148,979           $176,494         $ 288,724
                                                          ========           ========         =========

DELINQUENCY AND LOAN LOSS EXPERIENCE

  Under the Company's collection policy, when a borrower fails to make a required monthly payment, the borrower is notified by mail after approximately 10 days, and a collection officer generally contacts the borrower if the payment remains unpaid after 10 additional days. The Company generally follows a practice of discontinuing the accrual of interest income on Commercial Installment Loans which are in arrears as to interest payments for a period in excess of 90 days. The Company delivers a default notice and begins foreclosure and liquidation proceedings when management determines that pursuit of these remedies is the most appropriate course of action in the circumstances.

  At December 31, 1997, the Company had 80 loans with an aggregate principal balance of $15.8 million, or 5.5% of the portfolio, which were delinquent for 90 days or more, compared to 88 loans with an aggregate principal balance of $8.4 million or 4.8% of the portfolio, which were delinquent for 90 days or more at December 31, 1996. The Company considers a loan to be delinquent if the borrower fails to make payments for 30 days or more; however, the Company may agree with a borrower that cannot make payments in accordance with the original loan agreement to modify the payment terms of the loan. Based upon the Company's assessment of its collateral position, the Company anticipates that a substantial portion of the principal amount of its delinquent loans would be collected upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing such loans will be adequate in the event of foreclosure.

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

  The following table sets forth the Company's unrealized depreciation of investments and the loan loss experience on a combined basis:

                                                                               Year Ended December 31,
                                                               -------------------------------------------------------
                                                                     1995                1996               1997
                                                               -----------------  ------------------  ----------------
                                                                                   (in thousands)
Balance, beginning of year...................................        $1,768              $1,573            $1,569
Change in unrealized depreciation of investments.............          (145)                 (9)              790
Realized loan losses.........................................           (62)                  0              (125)
Recoveries...................................................            12                   5                 0
Interest income received.....................................            --                  --                --
                                                                     ------              ------            ------
Balance, end of year.........................................        $1,573              $1,569            $2,234
                                                                     ======              ======            ======

CUSTODIAL SERVICES

  Fleet Bank N.A. acts as the custodian of all of the Company's portfolio assets, except that BLLC's portfolio assets are held by Colsen Services, Inc.

TAXICAB ROOFTOP ADVERTISING

  Media provides taxicab rooftop advertising which is a relatively undeveloped segment of the out-of-home advertising industry. Out-of-home advertising includes (i) traditional outdoor advertising, such as billboards and posters,
(ii) transit advertising, such as taxicabs, buses, bus shelters, subway, commuter train and airport advertising and (iii) in-store point of sale advertising. The Company entered this business in November 1994 with the organization of Media and since that time the business has grown rapidly. In July 1996, the Company acquired See-Level Advertising, Inc., a taxicab rooftop advertising firm with 450 Displays in New York City. Additionally, under an agreement with MTBOT, the Company has added an additional 1,600 Displays to the number under contract in New York City. Media intends to continue to expand this business through internally generated growth and additional acquisitions of taxicab rooftop advertising businesses.

  The Company currently provides taxicab rooftop advertising in New York City and Boston and intends to expand its operations to other major metropolitan areas. The Company's goal is to become the leading national provider of taxicab rooftop advertising by establishing a presence in several major U.S. metropolitan markets. The Company believes that no provider currently operates nationwide. On December 31, 1997, the Company had approximately 3,500 installed Displays.

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

  Generally, the Company enters into agreements with taxicab associations, fleets or individuals to lease taxicab rooftop space for five-year terms. The Company markets the Displays to companies promoting products, advertising agencies and outdoor advertising buying agencies. Advertising contracts generally vary from 30 days to one year and provide for monthly payments by the advertiser. The Company's advertising accounts have in the past included: Donna Karan; Armani Eyewear; Armani Exchange; Fleet Bank N.A.; Discover Card; The New York Times; Continental Airlines; Philip Morris Tobacco Corp.; Helmut Lang; Old Navy; Ringling Bros. Barnum & Bailey Combined Shows, Inc.; Luxottica Group S.P.A.; R. J. Reynolds Tobacco Company; and Brown & Williamson Tobacco Corporation.

  The Company believes the inherent in-motion nature of taxicabs and their concentration and distribution throughout densely populated metropolitan areas enhance their effectiveness as an advertising medium. Displays can be placed throughout an area, effectively covering the population and providing continuous exposure. Moreover, taxicab rooftop advertising is not zoned out of any of the areas in New York City, such as Park Avenue and Central Park, where stationary advertising is generally prohibited. Unlike other forms of transit advertising in New York City such as buses, bus shelters and subway and commuter train stations, which are prohibited from advertising tobacco products, taxicabs are not restricted by New York City from advertising tobacco products. In addition, the Company believes that taxicab rooftop advertising compares favorably with other forms of outdoor advertising, which in general have among the lowest cost-per-thousand impressions or "CPM," a standard measurement of effectiveness among media, of all advertising media.

  Currently, approximately 57% of Media's taxicab rooftop advertising revenue is derived from tobacco products advertising. Various federal, state and local government agencies, including the U.S. Food and Drug Administration (the "FDA") have from time to time proposed regulations restricting the sale and advertising of cigarette and smokeless tobacco products. Additionally, various tobacco companies have voluntarily proposed eliminating outdoor tobacco advertising in exchange for immunity from class action suits. Accordingly, such regulations or voluntary restrictions could have an adverse effect upon the taxicab rooftop advertising business of the Company. The Company believes, however, that it could replace some of the revenue which may be lost due to the loss of tobacco taxicab rooftop advertising.

SOURCES OF FUNDS

OVERVIEW

  The Company funds its operations through credit facilities with bank syndicates and, to a lesser degree, through fixed rate, long-term subordinated debentures issued to or guaranteed by the SBA. The determination of funding sources is established by the Company's management, based upon an analysis of the respective financial and other costs and burdens associated with funding sources. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to limit its use of SBA funding and will seek such funding only when advantageous. At December 31, 1997, 83.2% of the Company's $165.6 million of debt consisted of bank debt, substantially all of which was at variable effective rates of interest averaging below the Prime Rate and 16.8% of the Company's debt consisted of subordinated SBA debentures, with fixed rates of interest with a weighted average rate of 7.91%. An additional $90.3 million of debt was available at December 31, 1997 at variable effective rates of interest averaging below the Prime Rate under the Company's $228.0 million in bank credit facilities.

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

MEDALLION FINANCIAL FUNDING

  Medallion Financial has a $25 million revolving line of credit with a bank. At December 31, 1997, $16.1 million was outstanding under this facility, bearing interest at an average rate of 7.06%. Medallion Financial is in the process of increasing and extending the existing line of credit beyond its current maturity of April 30, 1998.

EDWARDS FUNDING

  Edwards has an $8.0 million revolving line of credit with two banks. At December 31, 1997, $6.4 million was outstanding under this facility, bearing interest at the rate of 7.26%. Under an agreement with the SBA, Edwards is restricted from borrowing more than $12.7 million in bank debt without the prior approval of the SBA. These agreements mature on April 30, 1998.

  As an SBIC, Edwards is eligible to obtain low cost financing from the SBA through the issuance of SBA debentures. Edwards has debentures outstanding in the principal amount of $22.3 million at December 31, 1997.

Edwards intends to seek to issue additional SBA debentures only if interest rates are favorable. SBA Regulations limit the amount of subordinated SBA debentures or "leverage" SBICs may issue. Generally, under SBA Regulations, the maximum principal amount of subordinated SBA debentures Edwards is permitted to issue is equal to 300% of its private or non-SBA paid-in capital and paid-in surplus ("Leveragable Capital"). SBA Regulations generally also limit the aggregate amount of leverage SBICs under common control, such as Edwards, MFC and TCC, have outstanding to no more than $90 million. Accordingly, Edwards, MFC and TCC collectively may not issue subordinated SBA debentures in an aggregate amount that exceeds $90 million and at December 31, 1997, the aggregate amount outstanding was $27.9 million. The interest rates payable on outstanding subordinated SBA debentures at December 31, 1997 ranged from 7.15% to 9.80% with a weighted average of 7.91%.

  At December 31, 1997, Edwards had Leveragable Capital of $9.6 million and had issued $22.3 million in principal amount of subordinated SBA debentures that carry fixed rates of interest and have ten-year terms. These debentures have maturities ranging from June 1, 1998 to September 1, 2004 and rates of interest varying from 7.15% to 9.80% per annum. Subject to the limitations discussed above, Edwards was eligible on December 31, 1997, to issue $6.5 million in aggregate principal amount of additional subordinated SBA debentures.

MFC FUNDING

  MFC intends to rely on its bank credit facilities rather than on SBA financing to fund its operations. MFC has a credit facility with a bank syndicate consisting of an $195 million revolving line of credit. Amounts outstanding under the revolving line of credit bear interest at the agent bank's prime rate or, at MFC's option, a rate based on LIBOR. At December 31, 1997, the average interest rate was 6.97%, which was 153 basis points below the Prime Rate and 113 basis points above the 90-day LIBOR as of such date. The revolving line of credit is secured by all of MFC's assets and matures on June 30, 1999. As of December 31, 1997, there was an outstanding balance of $115.3 million under the revolving line of credit.

  SBA financing is limited and so long as an SBIC has SBA financing outstanding, the SBA restricts the amount of secured bank debt that such SBIC may have outstanding. As a result of these SBA limitations, debt financing from all sources is effectively limited. To eliminate this funding cap, MFC has repurchased all of its outstanding subordinated SBA debentures and preferred stock and thereby terminated SBA limitations on the amount of secured bank debt MFC can incur. The Company believes that MFC will be able to obtain more funding from banks than it was able to previously obtain from both the SBA and banks combined under SBA limitations, and that this will permit MFC to more effectively expand its operations. The Company currently intends to merge TCC and Edwards into MFC during the second quarter of 1998, subject to SBA approval. In connection with the merger, MFC will assume TCC's and Edwards' SBA debentures. Ordinarily this would result in the imposition of limitations on the amount of third party bank debt that MFC could incur. MFC, however, anticipates entering into an agreement with the SBA permitting MFC to continue to incur an unlimited amount of third party bank debt, but providing that the SBA debentures of TCC and Edwards assumed by MFC will be secured by Commercial Installment Loans on a basis senior to the Company's third party bank debt. There can be no assurance that the Company will be able to enter into such an agreement with the SBA on terms acceptable to the Company. If, however, the Company is unable to negotiate such an agreement, then it will not merge MFC with TCC and Edwards.

  On March 13, 1998, MFC established a commercial paper program as an additional source of liquidity. In connection with such program, MFC obtained two investment grade ratings for its short term borrowings. MFC began issuing commercial paper on March 16, 1998 and at March 27, 1998 had $24.6 million outstanding.

TCC FUNDING

  Prior to its conversion to an SBIC on February 21, 1997, TCC was eligible to obtain low cost financing from the SBA through the issuance of subordinated SBA debentures and the issuance of non-voting cumulative preferred stock to, or guaranteed by, the SBA. As of December 31, 1997, TCC had $5.6 million of subordinated SBA debentures outstanding and no preferred stock outstanding. At December 31, 1997 the interest rate payable on subordinated SBA debentures was 8.00%. As a result of an SBA subsidy program available to SSBICs, the effective interest rate on subordinated debentures issued by TCC prior to its conversion to an SBIC is 3.00% below the stated interest rate for the first five years such debentures are outstanding. As an SBIC, TCC is no longer eligible to issue non-voting cumulative preferred stock. TCC is, however, still eligible to obtain low cost financing from the SBA through the issuance of subordinated SBA debentures, but the interest on such debentures will not be subsidized by the SBA. SBA Regulations limit the amount of subordinated SBA debentures or "leverage" SBICs may issue and the "300% of leveragable capital" and the $90 million limit on the aggregate amount of leverage permitted for SBICs under common control referred to above also apply.

  At December 31, 1997, TCC had Leveragable Capital of $7.5 million and had issued $5.6 million in principal amount of subordinated SBA debentures that have fixed rates of interest, ten-year terms and may be prepaid after five years without penalty. The interest rate payable on these debentures is 8.00% per annum and they mature on June 1, 2002. Future issuances of subordinated SBA debentures by TCC, including any refinancing or rollover of currently outstanding subordinated SBA debentures, are also limited by the SBA to the aggregate amount of TCC's outstanding non-Medallion Loans and the aggregate amount of non-Medallion Loans originated in connection with such financing. At December 31, 1997, TCC had $4.2 million in principal amount of non-Medallion Loans outstanding. Subject to the foregoing limitations, TCC was eligible on December 31, 1997, to issue $16.8 million of additional subordinated SBA debentures.

Preferred Stock Repurchase Agreements

  MFC and TCC have repurchased all of their previously issued preferred stock from the SBA for an aggregate price of $4.4 million, representing a discount of 65% from the original aggregate issuance price of $12.6 million. The repurchase price discount of $8.2 million reflects the below market 3% dividend rate and the fact that the preferred stock was not subject to mandatory redemption at any time. The repurchase has resulted in the termination of SBA limits on the amount of secured bank debt that MFC can incur and a realized gain in retained earnings in the amount of the repurchase discount which is being accreted to paid-in capital on a straight-line basis over 60 months, commencing August 12, 1994. If MFC or TCC were to liquidate or lose its SBA license during the accretion period, the SBA would receive the remaining unaccreted amount of the realized gain attributable to the subsidiary liquidating or losing its license. The Company anticipates entering into an agreement with the SBA permitting the proposed merger of TCC into MFC without triggering repayment of TCC's liquidating interest. There can be no assurance that the Company will be able to enter into such an agreement with the SBA on terms acceptable to the Company. If, however, the Company is unable to negotiate such an agreement, then it will not merge MFC with TCC. At December 31, 1997, the aggregate remaining unaccreted amount of the realized gain for MFC and TCC was $2.9 million.

THE COMPANY'S OPERATION AS A RIC

  The Company has elected to be taxed as a RIC under Sections 851 through 855 under the Code. The Company intends, during this and subsequent taxable years, to operate in a manner that permits it to satisfy the requirements or taxation as a RIC under the applicable provisions of the Code, but no assurance can be given that it will operate in a manner so as to qualify or remain qualified. The sections of the Code relating to qualification and operation as a RIC are highly technical and complex. The following sets forth the material aspects of the Code sections that govern the federal income tax treatment of a RIC and its stockholders. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations thereunder, and administrative and judicial interpretations thereof.

  In brief, if certain detailed conditions of the Code are met, business development companies, such as Medallion Financial, that otherwise would be treated for federal income tax purposes as corporations are generally not taxed at the corporate level on their "investment company taxable income" that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (i.e., taxation at both the corporate and stockholder levels) that generally results from the use of corporate investment vehicles. A RIC is, however, generally subject to federal income tax at regular corporate rates on undistributed investment company taxable income.

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

  If the Company acquires debt obligations that were originally issued at a discount, or that bear interest rates that do not call for payments at fixed rates (or certain "qualified variable rates") at regular intervals over the life of the obligation, it will be required to include as interest income each year a portion of the "original issue discount" that accrues over the life of the obligation regardless of whether it receives the income, and it will be obligated to make distributions accordingly. In this event, the Company may borrow funds or sell assets to meet the distribution requirements. However, under the 1940 Act, the Company will not be permitted to make distributions to stockholders while senior securities are outstanding unless it meets certain asset coverage requirements. If the Company is unable to make the required distributions, it may be subject to the nondeductible 4% excise tax or it may fail to qualify as a RIC. Furthermore, the SBA restricts the distributions that may be made to an amount equal to undistributed net realized earnings less the allowance for unrealized loan losses (which in the case of the Company is included in unrealized depreciation).

  As long as the Company qualifies as a RIC, distributions made to its taxable domestic stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) will be taken into account by them as ordinary income. Distributions that are designated as capital gain dividends will be taxed as long-term capital gains (to the extent they do not exceed the Company's actual net long-term capital gain for the taxable year) without regard to the period for which the stockholder has held its stock. Corporate stockholders, however, are subject to tax on capital gain dividends at the same rate as ordinary income. To the extent that the Company makes distributions in excess of current and accumulated earnings and profits, these distributions are treated first as a tax-free return of capital to the stockholder, reducing the tax basis of a stockholder's Common Stock by the amount of such distribution (but not below zero), with distributions in excess of the stockholder's tax basis taxable as capital gains (if the Common Stock is held as a capital asset). In addition, any dividends declared by the Company in October, November or December of any year and payable to a stockholder of record on a specific date in any such month shall be treated as both paid by the Company and received by the stockholder on December 31 of such year, provided that the dividend is actually paid by the Company during January of the following calendar year. Stockholders may not include in their individual income tax returns any net operating losses or capital losses of the Company.

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

  Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act ("Qualifying Assets") unless, at the time the acquisition is made, certain Qualifying Assets represent at least 70% of the value of the company's total assets. The principal categories of Qualifying Assets relevant to the business of the Company are the following:

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

       (b) is not an investment company other than an SBIC wholly-owned by the BDC; and

       (c) satisfies one or more of the following requirements:

           (i) the issuer does not have a class of securities with respect to which a broker or dealer may extend margin credit; or

          (ii) the issuer is controlled by a BDC and the BDC has an affiliated person serving as a director of issuer;

         (iii) the issuer has total assets of not more than $4 million and capital and surplus (shareholders' equity less retained earnings) of not less than $2 million, or such other amounts as the Securities and Exchange Commission may establish by rule or regulation; or

          (iv) issuer meets such other requirements as the Commission may establish from time to time by rule or regulation;

     (2) Securities for which there is no public market and which are purchased in transactions not involving a public offering from the issuer of such securities where the issuer is an eligible portfolio company which is controlled by the BDC;

     (3) Securities received in exchange for or distributed on or with respect to securities described in (1) or (2) above, or pursuant to the exercise of options, warrants or rights relating to such securities; and

     (4) Cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

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



REGULATION OF THE COMPANY BY THE SBA

  Edwards is an SBIC and as explained in further detail below, MFC and TCC were formerly SSBICs that were converted to SBICs under conversion agreements entered into with the SBA in February 1997. The SBIA authorizes the organization of SBICs as vehicles for providing equity capital, long term financing and management assistance to small business concerns. A small business concern, as defined in the SBIA and the SBA Regulations, is a business that is independently owned and operated and which is not dominant in its field of operation. In addition, at the end of each fiscal year, at least 20% of the total amount of loans made since April 25, 1994 by each SBIC and SSBIC must be made to a subclass of small business concerns that (i) have a net worth, together with any affiliates, of $6.0 million or less and average annual net income after U.S. federal income taxes for the preceding two years of $2.0 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfy alternative criteria under SBA Regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenues. SBA Regulations also prohibit an SBIC from providing funds to a small business concern for certain purposes, such as relending and reinvestment.

  Prior to the enactment of the Small Business Programs Improvement Act of 1996 (the "Improvement Act"), the SBIA authorized the organization of SSBICs as vehicles for providing the same forms of assistance that SBICs provide, except that SSBIC were limited to loans to small business concerns which were at least 50% owned and managed by persons whose participation in the free enterprise system is hampered because of social or economic disadvantages. "Disadvantaged Borrowers" include African Americans, Asian Sub-Continent Americans, Eskimos, Hispanic Americans, Native Americans, Vietnam War era veterans and other groups identified by the SBA. Such small business concerns were required to either (i) have a tangible net worth, together with any affiliates, of $18.0 million or less and an average annual net income after U.S. federal income taxes for the preceding two years of $6.0 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfy alternative criteria under the SBA Regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenues.

  The Improvement Act, which became effective on September 30, 1996, effectively terminated the SSBIC program by repealing the provisions of the SBIA which authorized SSBICs. Following the enactment of the Improvement Act and termination of the SSBIC program, the SBA established procedures for existing SSBICs to convert to SBICs. In February 1997, MFC and TCC each entered into an agreement with the SBA whereby MFC and TCC were converted to SBICs, subject to certain conditions imposed by the SBA. Under the MFC Conversion Agreement with the SBA, MFC is authorized to make loans to borrowers other than Disadvantaged Borrowers provided that, at the time of such loan, MFC has in its portfolio outstanding loans to Disadvantaged Borrowers with an aggregate cost basis equal to or exceeding the value of the unamortized repurchase discount under the preferred stock repurchase agreement between MFC and the SBA. At December 31, 1997 the amount of such unamortized repurchase discount was $3.1 million and MFC had outstanding loans to Disadvantaged Borrowers with an aggregate cost basis equal to approximately $100.5 million. Likewise, under the TCC Conversion Agreement with the SBA, TCC is authorized to make loans to persons other than Disadvantaged Borrowers provided that, at the time of such loan, TCC has in its portfolio loans outstanding to Disadvantaged Borrowers with an aggregate cost basis equal to the sum of (i) the principal amount of TCC's outstanding subordinated SBA debentures which are subsidized by the SBA; (ii) the value of the unamortized repurchase discount under the preferred stock repurchase agreement between TCC and the SBA; and (iii) the amount of any unamortized preferred stock dividends under the preferred stock purchase agreement. At December 31, 1997, (i) the principal amount of TCC's outstanding subsidized SBA debentures was $5.6 million, (ii) the amount of the unamortized repurchase discount was $990,000, and (iii) the amount of unamortized preferred stock dividends was $116,525, for a sum total of approximately $6.7 million. At December 31, 1997, TCC had outstanding loans to Disadvantaged Borrowers with an aggregate cost basis of $9.5 million. On February 18, 1998, TCC repaid its unamortized preferred stock dividend to the SBA, which repayment was triggered by TCC's payment of cash dividends to Medallion Financial.

  Under current SBA Regulations and subject to local usury laws, the maximum rate of interest that MFC, TCC or Edwards may charge may not exceed the higher of (i) 19% and (ii) the sum of (a) the higher of (I) that company's weighted average cost of qualified borrowings, as determined under SBA Regulations, or
(II) the current subordinated SBA debenture rate, plus (b) 11%, rounded off to the next lower eighth of one percent. At December 31, 1997, the maximum rate of interest permitted on loans originated by the RIC Subsidiaries is 19%. At December 31, 1997, the Company's outstanding Medallion Loans had a weighted average rate of interest of 9.28% and outstanding Commercial Installment Loans had a weighted average rate of interest of 12.60%. SBA Regulations also require that each loan originated by an SBIC have a term of between 5 years and 20 years; however, loans to Disadvantaged Borrowers may be for a minimum of four years.

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

  Under SBA Regulations, without prior SBA approval, loans by licensees with outstanding SBA leverage to any single small business concern may not exceed 20% of an SBIC's Leveragable Capital. Under the terms of their respective conversion agreements with the SBA, however, MFC and TCC are authorized to make loans to Disadvantaged Borrowers in amounts not exceeding 30% of their respective Leveragable Capital.

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

COMPETITION

  Banks, credit unions and finance companies, some of which are SBICs, compete with the Company in originating Medallion Loans and Commercial Installment Loans. Finance subsidiaries of equipment manufacturers also compete with the Company in originating Commercial Installment Loans. Many of these competitors have greater resources than the Company and certain competitors are subject to less restrictive regulations than the Company. As a result, there can be no assurance that the Company will be able to identify and complete the financing transactions that will permit it to compete successfully. The Company's taxicab rooftop advertising business competes with other taxicab rooftop advertisers, as well as all segments of the out-of-home advertising industry and other types of advertising media, including cable and network television, radio, newspapers, magazines and direct mail marketing. Many of these competitors have greater financial resources than the Company and offer several forms of advertising as well as production facilities.

EMPLOYEES

  As of December 31, 1997, the Company employed a total of 86 persons. The Company believes that its relations with all of its employees are good, but that its future success will depend, in part, on its ability to continue to recruit, retain and motivate qualified personnel at all levels.


ITEM 2. PROPERTIES

    The Company leases approximately 17,000 square feet of office space in New York City for its corporate headquarters under a lease expiring in June 2006. The Company also leases office space for loan origination offices in Boston, MA, Chicago, IL, Hartford, CT, Southbury, CT, Clifton, NJ, Providence, RI, Rochester, NY, Scottsdale, AZ, Wellesley, MA and West Berlin, NJ.

ITEM 3.  LEGAL PROCEEDINGS

    The Company and its subsidiaries have been named as defendants in various legal proceedings incident to its business. Management intends to vigorously defend these outstanding claims. In the opinion of management, based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse impact on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The current executive officers of the Company are as follows:

NAME                                    Age            Position(S) Held With the Company
Alvin Murstein*.....................    63  Chairman, Chief Executive Officer and Director
Andrew Murstein*....................    33  President and Director
Allen S. Greene*....................    51  Senior Executive Vice President and Chief Operating Officer
Daniel F. Baker*....................    34  Treasurer and Chief Financial Officer
Marie Russo*........................    73  Senior Vice President and Secretary
Michael J. Kowalsky*................    54  Executive Vice President

----------------
  An asterisk (*) indicates an "interested person" as such term is defined in
Section 2(a)(19) of the 1940 Act.

  Each officer's term extends until the first meeting of the Board of Directors following the next annual meeting of stockholders and until his or her successor is elected and qualified.

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

  Andrew Murstein has been President of Medallion Financial since its inception in 1995 and President of Media from its inception. Mr. Murstein has also been a Director of Medallion Financial, MFC, Edwards and TCC since October 1997. He served as Tri-Magna's Director of New Business Development from 1994 until its acquisition by the Company in May 1996. Mr. Murstein received a B.A. in economics, cum laude, from Tufts University and an M.B.A. in finance from New York University. Mr. Murstein serves on the New York City Private Industry

Council. Andrew Murstein is the son of Alvin Murstein, and is the third generation of his family to be active in the taxicab industry.

  Allen S. Greene has been Senior Executive Vice President and Chief Operating Officer of Medallion Financial since August 1997. Prior to joining the Company, Mr. Greene was President, Director and Chief Executive Officer of Ryan Beck & Co., a full service securities and investment banking firm, from 1994 to 1997. From 1990 through 1994, Mr. Greene was Chairman, Director, Chief Executive Officer and President of Valley Savings Bank and its parent, VSB Bancorp. Mr. Greene also served as a director of Elmwood Bancorp and its subsidiary Elmwood Federal Savings Bank from 1989 to 1994 and Tri-Magna and MFC from 1991 to 1994. Mr. Greene is also a licensed New York State real estate broker. Mr. Greene received both a B.B.A. and an M.B.A. from the City University of New York.

  Daniel F. Baker has been Treasurer and Chief Financial Officer of Medallion Financial since February 1996. Mr. Baker has also been Treasurer and Chief Financial Officer of MFC, Edwards, TCC and Media since June 1996. Mr. Baker also served as Tri-Magna's Vice President of Finance from 1992 until its acquisition by the Company in May 1996. From 1989 through 1991, he was Controller of Tri-Magna and from 1988 through 1991 he was Controller of MFC. Prior to joining MFC, Mr. Baker was employed by Arthur Andersen LLP. Mr. Baker received a B.S. in accounting from Husson College.

  Marie Russo has been Senior Vice President and Secretary of Medallion Financial since February 1996. Ms. Russo has also been Senior Vice President and Secretary of MFC, Edwards and TCC since June 1996. Ms. Russo served as Vice President of Operations of Tri-Magna from 1989 until its acquisition by the Company in May 1996. From 1989 to 1996, she was Vice President of MFC and from 1983 to 1986, she was Controller of MFC. Ms. Russo received a B.S. in accounting from Hunter College.

  Michael J. Kowalsky has been Executive Vice President of Medallion Financial since May 1996. Mr. Kowalsky has been President of MFC and Edwards since June 1996. He also served as Chief Operating Officer of Edwards from 1992 until June 1996. Prior to joining Edwards in 1990, Mr. Kowalsky was a Senior Vice President at General Cigar Co. Inc., a cigar manufacturing company. Mr. Kowalsky received a B.A. and M.A. in economics from the University of Kentucky and an M.B.A. from the New York University Graduate School of Business.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

  The Company's Common Stock commenced trading on May 23, 1996 on the Nasdaq National Market under the symbol "TAXI." As of March 20, 1998, there were approximately 650 holders of record of the Company's Common Stock.

  The following table sets forth for the periods indicated, the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market.

                                                           HIGH        LOW
YEAR ENDED DECEMBER 31, 1997
Quarter Ended March 31, 1997                              $19-3/4     $    14
Quarter Ended June 30, 1997                               $20-1/8     $    16
Quarter Ended September 30, 1997                          $21-3/4     $17-3/4
Quarter Ended December 31, 1997                           $    23     $    20

YEAR ENDED DECEMBER 31, 1996
Period from May 23, 1996 through June 30, 1996            $13-3/8     $12-1/4
Quarter Ended September 30, 1996                          $    15     $10-3/8
Quarter Ended December 31, 1996                           $15-1/4     $12-7/8

  On November 26, 1996, the Company paid its first quarterly cash dividend of $0.20 per share of Common Stock. The Company has paid quarterly dividends since that time, and currently anticipates that it will continue to pay quarterly cash dividends on the Common Stock. There can be no assurance, however, that the Company will have sufficient earnings to pay such dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

  On May 29, 1996, Medallion Financial acquired each of the Founding Companies. Prior to this acquisition, each of the Founding Companies had been operating independently of each other and Medallion Financial had no operations. Accordingly, the following Selected Financial Data is comprised of two major sections.

  The first section, Consolidated Selected Financial Data, presents consolidated audited financial data of the Company for the year ending December 31, 1997 and the period commencing May 30, 1996 and ending December 31, 1996 and is derived from the actual financial position and results of operation of the Company as set forth in the audited Consolidated Financial Statements of the Company included as Item 8 in this Annual Report on Form 10-K.

  The second section of the following discussion presents the Historical Selected Financial Data of each of the Founding Companies. The Historical Selected Financial Data for the fiscal years ended December 31, 1995 and the period ended May 29, 1996, have been derived from audited financial statements included in this Annual Report on Form 10-K. The Historical Selected Financial Data for Edwards and TCC have been reclassified to permit a presentation that is consistent with the investment company status they acquired upon completion of the Acquisitions. The Historical Selected Financial Data for the fiscal years ended December 31, 1992 for Edwards and 1993 for each of the Founding Companies have been derived from their respective audited financial statements not included in this Annual Report on Form 10-K. The Historical Selected Financial Data for the fiscal year ended December 31, 1992 for Tri-Magna and TCC have been derived from their respective unaudited financial statements not included in this Annual Report on Form 10-K. These unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations of the Founding Companies for the period presented.

  The Selected Financial Data provided herein should be read in conjunction with the financial statements of Medallion Financial, Tri-Magna, Edwards and TCC, including the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

                           MEDALLION FINANCIAL CORP.
                     SELECTED CONSOLIDATED FINANCIAL DATA
 FROM MAY 30, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996 AND FOR
                       THE YEAR ENDED DECEMBER 31, 1997


                                                                               May 30 To             Year Ended
                                                                             DECEMBER 31,           DECEMBER 31,
                                                                                 1996                   1997
                                                                         ---------------------  --------------------
STATEMENT OF OPERATIONS DATA                                               (in thousands except per share amounts)
Investment income......................................................        $ 10,412              $ 23,446
Interest expense.......................................................           5,008                 9,209
                                                                               --------              --------
Net interest income....................................................           5,404                14,237
Equity in earnings (losses) of
unconsolidated subsidiary(1)...........................................             (63)                  203
Other income...........................................................             411                   980
Accretion of negative goodwill.........................................             421                   722
Gain on sale of loans..................................................               -                   336
Operating expenses.....................................................          (2,231)                4,797
Amortization of goodwill...............................................            (259)                  368
                                                                               --------              --------
Net investment income..................................................           3,683                11,314
Realized gain on investments, net......................................              84                   144
Change in unrealized depreciation of investments(2)....................             (46)                  (25)
                                                                               --------              --------
Net increase in net assets resulting from operations(3)................        $  3,721              $ 11,434
                                                                               ========              ========
Net increase in net assets resulting from operations per share (3).....           $0.45                 $1.03
                                                                               ========              ========
Dividends declared per share...........................................           $0.41                 $0.95
                                                                               ========              ========

                                                                              December 31,          DECEMBER 31,
BALANCE SHEET DATA (IN THOUSANDS)                                                1996                  1997
                                                                               --------              --------
Investments
 Medallion Loans.......................................................        $134,615              $225,961
 Commercial Installment Loans..........................................          41,879                62,763
                                                                               --------              --------
Investments, net of unrealized depreciation of investments.............         176,494               288,724
Total assets...........................................................         189,625               310,045
Notes payable and demand notes.........................................          96,450               137,750
Subordinated SBA debentures............................................          29,390                27,890
Total liabilities......................................................         130,619               176,858
Total stockholders' equity.............................................          56,487               131,392

                                                                             December 31,           December 31,
                                                                                 1996                   1997
                                                                         ---------------------  --------------------
SELECTED FINANCIAL RATIOS AND OTHER DATA                                                 (UNAUDITED)
Return on assets(4)(5).................................................            3.36%                 4.81%
Return on equity(5)(6).................................................           11.29                  8.70
Average yield, e.o.p.(7)...............................................           10.80                 10.58
Average cost of funds, e.o.p.(8).......................................            7.11                  7.24
Spread, e.o.p.(9)......................................................            3.69                  3.34
Other income ratio(5)(10)..............................................            0.40                  0.44
Operating expense ratio(5)(11).........................................            2.02                  2.02
Medallion Loans as a percentage of investments.........................           76.25                 78.26
Commercial Installment Loans as a percentage of investments............           23.75                 21.74
Investments to assets..................................................           93.08                 93.49
Equity to assets.......................................................           29.79                 42.38
Debt to equity.........................................................          222.76                126.65
SBA debt to total debt.................................................           23.36                 15.77

                                   MEDIA (1)

                                                          MAY 30 TO        YEAR ENDED
                                                         DECEMBER 31,     DECEMBER 31,
                                                             1996             1997
                                                       ----------------  ---------------
STATEMENT OF OPERATIONS DATA
Advertising revenue...............................          $1,095,346        $3,070,119
Cost of services..................................             499,135         1,204,892
                                                            ----------        ----------
Gross margin......................................             596,211         1,865,227
Other operating expenses..........................             659,211         1,499,803
                                                            ----------        ----------
Income (losses) before taxes......................             (63,000)          365,424
Income taxes......................................                   -           162,000
                                                            ----------        ----------
Net income (loss).................................          $  (63,000)       $  203,424
                                                            ==========        ==========

(1) Equity in earnings (losses) of unconsolidated subsidiary represents the net income (loss) for the period indicated from the Company's investment in Media.
(2) Change in unrealized depreciation of investments represents the (increase) decrease for the period in the unrealized depreciation applied against the Company's investments to state them at fair value.
(3) Net increase in net assets resulting from operations is the sum of net investment income, net realized gains or losses on investments and the change in unrealized gains or losses on investments.
(4) Return on assets represents net increase in net assets resulting from operations, for the year or period indicated, divided by total assets at December 31, 1996 and 1997, respectively.
(5) Selected financial ratios have been annualized for the period from May 30, 1996 to December 31, 1996.
(6) Return on equity represents net increase in net assets resulting from operations, for the year or period indicated, divided by total stockholders' equity at December 31, 1996 and 1997, respectively.
(7) Average yield, e.o.p. represents the end of period weighted average interest rate on investments at the date indicated.
(8) Average cost of funds, e.o.p. represents the end of period weighted average interest rate on debt at the date indicated.
(9) Spread, e.o.p. represents average yield, e.o.p. less average cost of funds, e.o.p.
(10) Other income ratio represents other income, for the year or period indicated, divided by investments at December 31, 1996 and 1997, respectively.
(11) Operating expense ratio represents operating expenses, for the year or period indicated, divided by total assets at December 31, 1996 and 1997, respectively.

                          SELECTED FINANCIAL DATA (3)

                                   TRI-MAGNA
              (MFC, BUT NOT MEDIA, IS CONSOLIDATED WITH TRI-MAGNA)

                                                                                                                  January 1
                                                                     YEAR ENDED DECEMBER 31,                          To
                                                    ----------------------------------------------------------      May 29,
                                                        1992           1993           1994           1995            1996
                                                    -------------  -------------  -------------  -------------  ---------------
                                                     (UNAUDITED)                     (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA
Investment income.................................       $ 7,953        $ 8,333        $ 8,820        $ 9,803        $ 4,423
Interest expense..................................         3,509          3,661          4,756          6,034          2,517
                                                         -------        -------        -------        -------        -------
Net interest income...............................         4,444          4,672          4,064          3,769          1,906
Equity in earnings (losses) of   unconsolidated
 subsidiary(1)....................................            --             --             18            126            (53)

Other income......................................           632            541            519            446            148
Total non-interest expense........................         2,754          3,097          2,700          2,615          1,816
Dividends paid on minority interest                          277            277            277            208             --
                                                         -------        -------        -------        -------        -------
Net investment income.............................         2,045          1,839          1,624          1,518            185
Realized gain (loss) on investments, net..........          (223)          (115)           (22)            61             --
Change in unrealized depreciation of
 investments(2)...................................  ------------            (53)            58           (140)            --
                                                             125        -------        -------        -------        -------
                                                         -------
Net increase in net assets resulting from
 operations.......................................  ============        =======        =======        =======        $   185
                                                         $ 1,947        $ 1,671        $ 1,660        $ 1,439        =======
                                                         =======        =======        =======        =======

SELECTED FINANCIAL RATIOS AND OTHER DATA(3)
Return on average assets(4)(5)....................          2.81%          2.12%          1.88%          1.50%          1.86%
Return on average equity(5)(6)....................         17.67          15.29          15.29          12.97          16.93
Interest rate spread
 Average yield(5)(7)..............................         12.11          10.99          10.20          10.61          11.00
 Average cost of funds(5)(8)......................          7.44           6.09           7.00           8.26           7.56
 Spread(9)........................................          4.67           4.90           3.20           2.35           3.44
Other income to average assets(5).................          0.91           0.69           0.59           0.47           0.36
Non-interest expense to average   assets(5)(10)...
                                                            3.97           3.92           3.05           2.73           2.98
Weighted average assets...........................       $69,401        $78,921        $88,414        $96,189        $99,197
Weighted average investments(11)..................        65,673         75,790         86,496         92,433         96,479
Weighted average equity...........................        11,019         10,931         10,855         11,094         10,897
Weighted average debt.............................        47,160         60,160         67,955         73,063         79,912

                                                                        DECEMBER 31,(3)
                                                  ---------------------------------------------------------       MAY 29,
                                                        1992           1993           1994          1995          1996(3)
                                                    ------------  --------------  ------------  ------------  ----------------
Medallion Loans as a percentage of investments....         81.0%           81.0%         72.4%         68.4%           67.9%
Commercial Installment Loans as a percentage of
 investments......................................         19.0            19.0          27.6          31.6            32.1

Investments to assets.............................         93.8            96.4          96.7          96.3            97.0
Equity to assets..................................         15.0            12.9          11.8          17.4            16.7
Debt to equity(12)................................          259             315           356           464             482
SBA debt to total debt............................         23.8            19.8          17.5            --              --

                                   TRI-MAGNA

                                                                          December 31,
                                                                         --------------                       May 29,
                                                               1992           1993         1994      1995      1996
                                                            -----------  --------------  --------  --------  --------
                                                            (UNAUDITED)
                                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA
Investments
  Medallion Loans.........................................     $56,460         $66,437   $65,424   $66,338   $64,934
  Commercial Installment Loans............................      13,325          15,577    24,918    30,619    31,598
Unrealized depreciation of investments....................        (775)           (828)     (770)     (910)     (910)
                                                               -------         -------   -------   -------   -------
Investments, net of unrealized depreciation of
  investments.............................................      69,010          81,186    89,572    96,047    95,622
Total assets..............................................      73,603          84,239    92,590    99,788    98,605
Notes payable.............................................      40,000          50,700    59,025    80,295    79,395
Subordinated SBA debentures...............................      12,500          12,500    12,500        --        --
Total liabilities.........................................      53,341          64,171    72,480    82,474    82,116
Minority interest.........................................       9,234           9,234     9,234        --        --
Total stockholders' equity................................      11,027          10,834    10,876    17,314    16,489

                                    MEDIA(1)

                                         NOVEMBER 22 TO        YEAR ENDED DECEMBER        JANUARY 1 TO
                                          DECEMBER 31,                 31,                   MAY 29,
                                              1994                     1995                   1996
                                    -------------------------  --------------------  -----------------------
STATEMENT OF OPERATIONS DATA
Advertising revenue                         $227,756                $1,542,013                $671,148
Cost of services                              83,341                   483,721                 283,891

Gross margin                                 144,415                 1,058,292                 387,257
Other operating expenses                     126,036                   829,293                 455,278
Income (losses) before taxes                  18,379                   228,999                 (68,021)
Income taxes                                      --                   103,043                 (14,999)

Net income (loss)                           $ 18,379                $  125,956                $(53,022)


(1) Equity in earnings (losses) of unconsolidated subsidiary represents the net income (loss) for the period earned by Tri-Magna from its investment in Media.
(2) Change in unrealized depreciation of investments represents the (increase) decrease for the period in the unrealized depreciation applied against Tri-Magna's investments to state them at fair value.
(3) Unaudited.
(4) Return on average assets is calculated as the net increase in net assets
    resulting from operations (excluding   Merger Related Costs) divided by the
    weighted average assets for the period.
(5) Selected financial ratios are annualized for the period from January 1,
    1996 to May 29, 1996.
(6) Return on average equity is calculated as the net increase in net assets
    resulting from operations (excluding   Merger Related Costs) divided by the
    weighted average equity for the period.
(7) Average yield is calculated as gross investment income for the period
    divided by the weighted average   investments for the period.
(8) Average cost of funds is calculated as interest expense for the period divided by the weighted average debt for the period.
(9) Spread is calculated as the difference between average yield and average cost of funds.
(10) Non-interest expense to average assets is calculated as the total non-
     interest expense (excluding Merger   Related Costs) divided by the weighted
     average assets for the period.
(11) Investments consists of the Tri-Magna's loan portfolio and excludes cash and cash equivalents and Tri-Magna's investment in Media.
(12) Debt to equity is defined as total debt divided by total stockholders equity and minority interest.

                                    EDWARDS

                                                                        YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------   JANUARY 1 TO
                                                                                                            MAY 29,
                                                                   1992      1993      1994      1995        1996
                                                                 --------  --------  --------  --------  -------------
                                                                             (dollars in thousands)
STATEMENT OF OPERATIONS DATA
Investment income..............................................  $ 5,444   $ 4,955   $ 4,334   $ 4,317        $ 1,727
Interest expense...............................................    2,873     2,741     2,765     2,748          1,098
                                                                 -------   -------   -------   -------        -------
Net interest income............................................    2,571     2,214     1,569     1,569            629
Other income...................................................      412       476       620       443            129
Total non-interest expense.....................................    1,512     1,022     1,108       885            660
Income tax expense.............................................       73        51        21        40             16
                                                                 -------   -------   -------   -------        -------
Net investment income..........................................    1,398     1,617     1,060     1,087             82
Realized gain (loss) on investments, net.......................      (13)       --        --        --             --
                                                                 -------   -------   -------   -------        -------
Net increase in net assets resulting from
  operations before extraordinary items........................    1,385     1,617     1,060     1,087             82
Extraordinary items(1).........................................       --        --      (526)       --             --
                                                                 -------   -------   -------   -------        -------
Net increase in net assets resulting
  from operations..............................................  $ 1,385   $ 1,617   $   534   $ 1,087        $    82
                                                                 =======   =======   =======   =======        =======

SELECTED FINANCIAL RATIOS AND OTHER DATA(2)
Return on average assets(3)(4).................................     3.19%     3.60%     2.35%     2.42%          2.28%
Return on average partners' capital(4)(5)......................    16.47     17.51     11.69     12.29          11.38
Interest rate spread...........................................
     Average yield(4)(6).......................................    13.10     11.51     10.06      9.92           9.40
     Average cost of funds(4)(7)...............................     8.14      7.97      7.97      7.96           7.54
     Spread(8).................................................     4.96      3.54      2.09      1.96           1.86
Other income to average assets(4)..............................     0.95      1.06      1.38      0.99           0.68
Non-interest expense to average assets(4)(9)...................     3.48      2.27      2.46      1.98           1.63
Weighted average assets........................................  $43,465   $44,953   $45,025   $44,829        $45,543
Weighted average investments(10)...............................   41,567    43,047    43,074    43,508         44,103
Weighted average partners' capital.............................    8,409     9,235     9,064     8,846          9,112
Weighted average debt..........................................   35,275    34,385    34,690    34,535         34,947


                                                               DECEMBER 31,
                                                                    (2)
                                                                 --------                                   MAY 29,
                                                                   1992      1993      1994      1995       1996 (2)
                                                                 --------  --------  --------  --------  -------------
Medallion Loans as a percentage of investments................      98.3%     98.3%     98.3%     98.6%          98.7%
Commercial Installment Loans as a percentage
  of investments..............................................       1.7       1.7       1.7       1.4            1.3
Investments to assets.........................................      96.7      97.0      97.5      97.1           96.7
Partners' capital to assets...................................      20.1      21.0      19.2      20.2           19.8
Debt to partners' capital(11).................................       382       365       408       382            385
SBA debt to total debt........................................      73.2      71.6      71.4      71.7           71.2

                                    EDWARDS

                                                                          DECEMBER 31,
                                                                  ----------------------------  JANUARY 1 TO
                                                                                                   MAY 29,
                                                          1992      1993      1994      1995        1996
                                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA
Investments
     Medallion Loans..................................  $42,301   $43,383   $42,740   $43,177        $43,921
     Commercial Installment Loans.....................      719       758       747       622            589
Unrealized depreciation of investments................      (50)      (43)      (20)      (20)           (20)
                                                        -------   -------   -------   -------        -------
Investments, net of unrealized depreciation
  of investments......................................   42,970    44,098    43,467    43,779         44,490
Total assets..........................................   44,430    45,476    44,574    45,084         46,001
Notes payable and demand notes........................    9,125     9,900    10,000     9,850         10,100
Subordinated SBA debentures...........................   24,950    24,950    24,950    24,950         24,950
Total liabilities.....................................   35,511    35,926    35,998    35,967         36,894
Total partners' capital...............................    8,919     9,551     8,576     9,117          9,107

(1) Edwards incurred a prepayment premium of $526,000 in connection with its refinancing of $4.6 million and $5.1 million of subordinated SBA debentures on June 29, 1994 and September 28, 1994, respectively.
(2) Unaudited.
(3) Return on average assets is calculated as the net increase in net assets resulting from operations before extraordinary items (excluding legal fees related to sale of assets) divided by the weighted average assets for the period.
(4) Selected financial ratios are annualized for the period from January 1, 1996 to May 29, 1996.
(5) Return on average partners' capital is calculated as the net increase in net assets resulting from operations before extraordinary items (excluding legal fees related to partners' capital for the period. sale of assets) divided by the weighted average
(6) Average yield is calculated as gross investment income for the period divided by the weighted average investments for the period.
(7) Average cost of funds is calculated as interest expense for the period divided by the weighted average debt for the period.
(8) Spread is calculated as the difference between average yield and average cost of funds.
(9) Non-interest expense to average assets is calculated as the total non-interest expense (excluding legal fees related to sale of assets) divided by the weighted average assets for the period.
(10) Investments consists of Edwards' loan portfolio and excludes cash and cash equivalents.
(11) Debt to partners' capital is defined as total debt divided by total partners' capital.

                                      TCC

                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------  JANUARY 1 TO
                                                                                                   MAY 29,
                                                        1992        1993      1994      1995        1996
                                                     -----------  --------  --------  --------  -------------
                                                     (unaudited)

STATEMENT OF OPERATIONS DATA
Investment income..................................     $ 3,944   $ 3,110   $ 2,217   $ 1,836        $   682
Interest expense...................................       1,538     1,064       709       450            148
                                                        -------   -------   -------   -------        -------
Net interest income................................       2,406     2,046     1,508     1,386            534
Total non-interest expense.........................       1,038     1,269       711       760            260
Income tax expense (benefit)(1)....................          74      (983)      653       381            128
                                                        -------   -------   -------   -------        -------
Net investment income, adjusted for taxes(2).......       1,294     1,760       144       245            146
Realized gain (loss) on investments................        (646)      (69)     (144)      (50)             5
Change in unrealized depreciation of investments(3)
                                                     ----------   -------   -------   -------        -------
                                                             --       232       790       335             30
                                                        -------   -------   -------   -------        -------
Net increase (decrease) in net assets resulting
  from operations..................................     $   648   $ 1,923   $   790   $   530        $   181
                                                        =======   =======   =======   =======        =======

SELECTED FINANCIAL RATIOS AND OTHER DATA(4)
Return on average assets(5)(6).....................        2.46%     8.36%     3.90%     2.91%          2.56%
Return on average common equity(6)(7)..............       14.73     33.84     11.22      6.74           5.23
Interest rate spread...............................
     Average yield(6)(8)...........................       15.90     15.77     13.86     13.58          12.95
     Average cost of funds(6)(9)...................        8.56      8.10      7.60      6.14           5.58
     Spread(10)....................................        7.34      7.67      6.26      7.44           7.37
Non-interest expense to average assets(6)..........        3.94      5.51      3.51      4.18           3.67
Weighted average assets............................     $26,338   $23,011   $20,260   $18,183        $16,983
Weighted average investments(11)...................      24,235    18,994    14,442    10,389          9,745
Weighted average common equity.....................       4,398     5,683     7,042     7,859          8,312
Weighted average debt..............................      17,967    13,133     9,330     7,330          6,368


                                                            DECEMBER 31,(4)          MAY 29,
                                                     -----------------------------
                                                     1992    1993    1994    1995    1996(4)
                                                     -----  ------  ------  ------  ----------

Medallion Loans as a percentage of investments.....  81.6%   85.4%   80.1%   81.5%     76.0%
Commercial Installment Loans as a percentage
  of investments...................................  18.4    14.6    19.9    18.5      24.0
Loans to assets....................................  74.4    75.6    52.8    52.6      56.3
Equity to assets...................................  33.2    46.5    57.1    60.2      63.7
Debt to equity(12).................................   192     107      73      64        53
SBA debt to total debt.............................  73.4   100.0   100.0   100.0     100.0

                                      TCC


                                                                       DECEMBER 31,
                                                         -----------------------------------------  MAY 29,
                                                            1992        1993      1994      1995      1996
                                                         -----------  --------  --------  --------  --------
                                                         (unaudited)
                                                                        (dollars in thousands)
BALANCE SHEET DATA
Investments............................................
     Medallion Loans...................................     $16,471   $15,433   $ 8,796   $ 7,988   $ 7,543
     Commercial Installment Loans......................       3,721     2,641     2,185     1,808     2,381
Unrealized depreciation of investments.................      (2,000)   (1,768)     (978)     (642)     (612)
                                                            -------   -------   -------   -------   -------
Investments, net of unrealized depreciation of
  investments..........................................      18,192    16,306    10,003     9,154     9,312
Cash and cash equivalents..............................       5,790     3,911     8,199     7,781     6,797
Total assets...........................................      24,453    21,569    18,951    17,416    16,551
Notes payable and demand notes.........................       4,132        --        --        --        --
SBA debentures.........................................      11,405    10,730     7,930     6,730     5,640
Total liabilities......................................      16,348    11,541     8,129     6,937     6,008
Total stockholders' equity.............................       8,105    10,028    10,822    10,479    10,543

(1) Income tax expense (benefit) includes income tax provision (benefit) on investment income, realized losses on investments and change in unrealized depreciation of investments. See note (2).
(2) Net investment income has been adjusted by combining TCC's income tax provision (benefit) in order to present TCC's financial statements on a comparable basis to the other Founding Companies.
(3) Change in unrealized depreciation of investments represents the (increase) decrease for the period in the unrealized depreciation applied against TCC's investments to state them at fair value.
(4) Unaudited.
(5) Return on average assets is calculated as the net increase (decrease) in net assets resulting from operations divided by the weighted average assets for the period.
(6) Selected financial ratios are annualized for the period from January 1, 1996 to May 29, 1996.
(7) Return on average common equity is calculated as the net increase in net assets resulting from operations divided by the weighted average equity for the period.
(8) Average yield is calculated as gross investment income excluding interest income on cash and cash equivalents for the period divided by the weighted average investments for the period.
(9) Average cost of funds is calculated as interest expense for the period divided by the weighted average debt for the period.
(10) Spread is calculated as the difference between average yield and average cost of funds.
(11) Investments consists of TCC's loan portfolio and excludes cash and cash equivalents.
(12) Debt to equity is defined as total debt divided by total stockholders' equity and minority interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Annual Report on Form 10-K. In addition, this Management's Discussion and Analysis contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section.

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

  Trend in Loan Portfolio Yield. The Company's investment income is driven by the principal amount of and yields on Medallion Loans and Commercial Installment Loans. The following table illustrates the Company's weighted average portfolio yield at the dates indicated:

                                                          December 31, 1996                      December 31, 1997
                                           Weighted                 Percentage   Weighted                 Percentage
                                            Average    Principal     of Total     Average    Principal     Of Total
                                             Yield      Amounts      Portfolio     Yield      Amounts      Portfolio
                                           ---------  ------------  -----------  ---------  ------------  -----------

Medallion Loan Portfolio                       9.92%  $134,614,899       76.3%       9.28%  $225,961,249      78.3%
Commercial Installment Loan Portfolio         13.51     41,878,989       23.7       12.60     62,763,197      21.7
                                                      ------------      -----               ------------     -----
Total Portfolio                               10.80   $176,493,888      100.0%      10.02   $288,724,446     100.0%
                                                      ============      =====               ============     =====

  The weighted average yield e.o.p. of the Medallion Loan portfolio decreased 64 basis points from 9.92% at December 31, 1996 to 9.28% at December 31, 1997. Medallion Loans constituted 76.3% of the total portfolio of $176.5 million at December 31, 1996 and 78.3% of the total portfolio of $288.7 million at December 31, 1997./1/ The weighted average yield e.o.p. of the entire portfolio decreased 78 basis points from 10.80% at December 31, 1996 to 10.02% at December 31, 1997. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. To offset the resulting decline in investment income, the Company increased its Medallion Loan portfolio by continuing to buyback loan participations previously sold to third parties of approximately $22.5 million and expanding lending. The Company also increased the origination of loans with shorter interest rate maturity dates, thereby reducing the Company's interest rate risk exposure.
From inception of its business in 1979 through 1996, the period between the origination and final payment of all Medallion Loans originated by MFC has been estimated by the Company to be 29 months. The Company believes that this time period varies to some extent as a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate

---------------
/1/ e.o.p. or "end of period," indicates that a calculation is made at the date indicated rather than for the period then ended.

environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to prepay in a rising interest rate environment.

  The Company had been shifting the portfolio mix toward a higher percentage of Commercial Installment Loans, which historically have had a yield of approximately 350 basis points higher than the Company's Medallion Loans and 500 to 700 basis points higher than the Prime Rate; however, the Medallion Loan portfolio grew faster than anticipated. The weighted average yield e.o.p. of the Commercial Installment Loan portfolio decreased 89 basis points from 13.51% at December 31, 1996 to 12.60% at December 31, 1997. In addition, the percentage of the entire portfolio composed of Commercial Installment Loans decreased from 23.7%, or $41.9 million, at December 31, 1996 to 21.7%, or $62.7 million, at December 31, 1997. The large decline in the commercial portfolio yield is the result of the acquisition of the Business Lenders portfolio of approximately $9.9 million of floating rate loans tied to prime at an average yield of 11.05%. This purchase shifts the average yield on commercial loans lower; however, interest rate exposure is mitigated by the floating rate nature of these loans. The Company intends to continue to increase the percentage of Commercial Installment Loans in the total portfolio and increase the origination of floating rate loans.

  Trend in Interest Expense. The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates and, to a lesser degree, fixed-rate, long-term subordinated debentures issued to or guaranteed by the SBA. In recent years, the Company has reduced its reliance on SBA financing and increased the relative proportion of bank debt to total liabilities. SBA financing can offer very attractive rates, but such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the SBIA and the SBA regulations promulgated thereunder ("SBA Regulations") through subsidiaries already subject to SBA restrictions. The Company believes that its transition to financing its operations primarily with short-term LIBOR-based bank debt has generally decreased its interest expense thus far, but has also increased the Company's exposure to the risk of increases in market interest rates which the Company attempts to mitigate with certain matching strategies. The Company also expects that net interest income should increase because bank debt is more available than SBA financing and will thus permit an increase in the size of the loan portfolio. At December 31, 1996 and December 31, 1997, short- term LIBOR-based debt constituted 75.1% and 83.2% of total debt, respectively.

  The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium to LIBOR paid by the Company on its LIBOR-based debt, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 30-180 days. The Company's subordinated debentures issued to or guaranteed by the SBA typically have terms of ten years. The Company's cost of funds reflects fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The percentage of the Company's total indebtedness composed of LIBOR-based indebtedness has increased from 75.1% at December 31, 1996 to 83.2% at December 31, 1997.

The Company measures its cost of funds as its aggregate interest expense for all MAY 29,of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the 90- and 180-day LIBOR (the "LIBOR Benchmark"). The Company's average cost of funds e.o.p. increased from 7.11% or 153 basis points over the LIBOR Benchmark of 5.58% at December 31, 1996 to 7.16%, or 133 basis points over the LIBOR Benchmark of 5.83% at December 31, 1997.

  Taxicab Rooftop Advertising. In connection with its Medallion Loan finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media's revenue is affected by the number of Displays that it owns and the occupancy rate and advertising rate of those Displays. At December 31, 1997, Media had approximately 3,500 installed Displays, 450 of which were acquired in connection with the acquisition of the assets of See Level Advertising, Inc. and See Level Management,

Inc. on July 25, 1996. In addition, on March 6, 1997, Media entered into an agreement with the MTBOT to provide advertising on over 1,600 New York City taxicabs affiliated with the MTBOT commencing on September 22, 1997. The effect of that agreement increased the number of taxicabs Media has under contract for rooftop advertising in New York City from approximately 1,700 to approximately 3,300. With this agreement, Media is the leading taxicab rooftop advertiser in the city. Media also has 200 Displays in the Boston area. The Company expects that Media will continue to expand its operations. Although Media is a wholly owned subsidiary of the Company, its results of operations are not consolidated with the Company because Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies, such as Media, with investment companies, such as the Company.

  Factors Affecting Net Assets. Factors that affect the Company's net assets include net realized gain/loss on investments and change in net unrealized depreciation of investments. Net realized gain/loss on investments is the difference between the proceeds derived upon foreclosure of a loan and the cost basis of such loan. Change in net unrealized depreciation of investments is the amount, if any, by which the Company's estimate of the fair value of its loan portfolio is below the cost basis of the loan portfolio. Under the 1940 Act and the Small Business Investment Act of 1954, as amended (the "SBIA"), the Company's loan portfolio must be recorded at fair market value or "marked to market." Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of its loan portfolio to reflect the Company's estimate of the current realizable value of the loan portfolio. Since no ready market exists for the Company's loans, fair market value is subject to the good faith determination of the Company. In determining such value, the Company takes into consideration factors such as the financial condition of its borrowers and the adequacy of its collateral. Any change in the fair value of portfolio loans as determined by the Company is reflected in net unrealized depreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income. Upon the completion of the Acquisitions on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair value, which included $1.5 million of net unrealized depreciation, as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting. For the year ended December 31, 1997, there was a $25,000 increase in net unrealized depreciation of investments. In connection with the Business Lenders portfolio acquisition, the Company recorded the investments on the balance sheet at fair value, which included $400,000 of net unrealized depreciation.

  Recent Commencement of Operations. The Company commenced operations in connection with the simultaneous closing of its initial public offering and the Acquisitions on May 29, 1996. Prior to that date, the Company had no results of operations and each of Medallion Financial, Tri-Magna, Edwards and TCC had been operating independently of each other. The following discussion under the caption "Consolidated Results of Operations" sets forth an analysis of the Company's actual results of operations and assets and liabilities for the year ending December 31, 1997 and the period commencing May 30, 1996 and ending December 31, 1996. The historical financial condition and results of operations of each of Tri-Magna, Edwards and TCC for the period commencing January 1, 1996 and ending May 29, 1996 and the years ended December 31, 1995 are then discussed. All period percentages involving income statement accounts have been annualized for discussion purposes.

CONSOLIDATED RESULTS OF OPERATIONS

For the Year Ending December 31, 1997.

  Performance Summary. For the year ended December 31, 1997, investment income has been positively impacted by the strong growth of the entire loan portfolio. Interest expense for the period reflected an increase in the LIBOR benchmark e.o.p. of 25 basis points, slightly offset by a decrease in the spread over LIBOR charged by the banks in the Company's revolving credit facilities. Strong portfolio growth offset by the decline in spread between the average yield on the entire portfolio and the average of costs of funds contributed to the $11.3 million of net investment income earned during the year ended December 31, 1997.

  Investment Income. Investment income for the year ended December 31, 1997 was $23.4 million. The Company's investment income reflects the positive impact of portfolio growth during the period. Total portfolio growth was $112.2 million or an increase of 63.6% from $176.5 million at December 31, 1996 to $288.7 million at December 31, 1997. The average portfolio outstanding during the year ended December 31, 1997 was $221.6 million, which produced investment income of $23.4 million at a weighted average interest rate of 10.58%. Gross loan originations net of participations during the year ended December 31, 1997 were $213.0 million offset by prepayments, terminations and refinancings by the Company aggregating $119.0 million. In addition, during the year ended December 31, 1997, the Company repurchased approximately $22.5 million in Medallion Loans previously participated out to other lenders. Average yield e.o.p. of the entire portfolio decreased 78 basis points from 10.80% at December 31, 1996 to 10.02% at December 31, 1997. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans coupled with a decrease in the average yield on Commercial Installment Loans and a decrease in the percentage of the portfolio composed of higher yielding Commercial Installment Loans which historically have been originated at a yield of approximately 350 basis points higher than Medallion Loans and 500 to 700 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the Medallion Loan portfolio decreased 64 basis points from 9.92% at December 31, 1996 to 9.28% at December 31, 1997 and the average yield of the Commercial Installment Loan portfolio decreased 89 basis points from 13.51% at December 31, 1996 to 12.62% at December 31, 1997. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. To offset the resulting decline in investment income, the Company increased its Medallion Loan portfolio by continuing to buyback loan participations previously sold to third parties and expanding lending. The Company also increased the origination of loans with shorter interest rate maturity dates, thereby reducing the Company's interest rate risk exposure. The percentage of the portfolio composed of higher yielding Commercial Installment Loans decreased from 23.7% at December 31, 1996 to 22.3% at December 31, 1997. Although the Company continues to follow a strategy of trying to shift its portfolio mix towards higher yielding Commercial Installment Loans, this shift was reversed by higher than expected growth in the Medallion Loan portfolio during the year. The large decline in the commercial portfolio yield is the result of the acquisition of the Business Lenders portfolio of approximately $9.9 million of floating rate loans tied to prime at an average yield of 11.05%. This purchase shifts the average yield on commercial yields lower, however, interest rate exposure is mitigated by the floating rate nature of these loans. The additional growth in the Medallion Loan portfolio was due in part to the Company's use of a portion of the proceeds from its 1997 equity offering to repurchase approximately $22.5 million in Medallion Loans which the Company had previously participated out to other lenders.

  Interest Expense. The Company's interest expense was $9.2 million for the year ended December 31, 1997. The Company's average cost of funds e.o.p. increased from 7.11% or 153 basis points over the LIBOR benchmark of 5.58% at December 31, 1996 to 7.16% or 131 basis points over the LIBOR benchmark of 5.83% at December 31, 1997. The increase in the average cost of funds e.o.p. was caused by a 25 basis point increase in the LIBOR benchmark offset by a reduction in the premium to LIBOR paid by the Company. The Company's net borrowings at the end of the year, increased by $39.8 million or 31.6% from $125.8 million at December 31, 1996 to $165.6 million at December 31, 1997. The increased borrowings were used to fund portfolio growth and the acquisition of BLLC. The percentage of the Company's short-term LIBOR based indebtedness increased as a percentage of total indebtedness from 75.1% at December 31, 1996 to 83.2% at December 31, 1997. Average borrowings during the year ended December 31, 1997 were $127.2 million, which produced an interest expense of $9.2 million at a weighted average interest rate of 7.24%. The weighted average interest rate of 7.24% includes commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The Company anticipates a reduction in cost of funds during 1998 for the following reasons: the use of commercial paper that MFC began selling on March 16, 1998, a reduction in the spread over LIBOR that banks charge MFC for borrowings that became effective on December 24, 1997 and the repayment of a $3 million debenture payable to the SBA on June 1, 1998 at an interest rate of 9.80%.

  Net Interest Income. Net interest income was $14.2 million for the year ended December 31, 1997. Net interest income reflects the positive impact of the portfolio growth coupled with a slight increase in the average cost of funds offset by a decrease in the spread between average yield and average cost of funds. The average spread between the average yield on the portfolio and the average cost of funds during the year ending December 31, 1997 was 3.34%.

  Equity in Earnings of Unconsolidated Subsidiary. For the year ended December 31, 1997, Media generated advertising revenue of $3,070,000 and incurred Display rental costs of approximately $1,205,000, resulting in a gross margin of approximately $1,865,000 or 60.7% of advertising revenue. The number of Displays owned by Media were approximately 3,500 at December 31, 1997. For the year ended December 31, 1997, operating expenses were $1,500,000 and Media generated net income of $203,000 which is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations. Display occupancy increased from 64.0% at December 31, 1996 to 100.0% at December 31, 1997. The average for the year was 84.6%.

  Other Income. The Company derived $980,000 in other income, or 0.44% of average investments for the year ended December 31, 1997. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

  Gain on Sale of Loans. The Company derived gains on the sale of loans of $336,000, or 0.15% of average investments for the year ended December 31, 1997. The gains were the result of the sale of approximately $5,415,000 of the guaranteed portions of the SBA Section 7a loans originated by BLLC since its acquisition on October 31, 1997. BLLC retains the servicing rights to these loans and receives a service fee of approximately 1.5% on the outstanding balance of each loan. This additional income is reflected as an enhancement to the average yield. At December 31, 1997, BLLC serviced approximately $52.5 million for third parties.

  Non-Interest Expenses. The Company had non-interest expenses of $5.2 million for the year ended December 31, 1997. Approximately $1,797,000, or 34.8% of non-interest expenses, were related to salaries and benefits, $761,000, or 14.7%, consisted of professional fees and $226,000, or 4.4% consisted of investment advisory fees. The operating expense ratio was 2.02% for the year ended December 31, 1997. The Company believes that operating expenses as a percentage of average assets will decline as the loan portfolio increases due to economies of scale.

  Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill of $368,000 for the year ended December 31, 1997 relates to $6.5 million of goodwill generated in the acquisitions of Edwards and TCC. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years.

  Net Realized Gain/Loss on Investments. The Company realized a net gain on investments of $144,000 during the year ended December 31, 1997. The gain was the result of the sale of warrants on a radio station for a gain of $257,000, recoveries in the amount of $12,000 on certain loans secured by radio dispatch and broadcast equipment and other assets used in connection with livery taxicab services previously written off, offset by write-offs of $125,000 related to foreclosures on various equipment secured loans.

  Net Investment Income. Net investment income earned during the year ended December 31, 1997 was $11.3 million reflecting the positive impact of portfolio growth offset by an increase in the average cost of funds resulting in a decrease in the spread between average yield and average cost of funds.

  Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations was $11.4 million for the year ended December 31, 1997 and reflects portfolio growth offset by a decrease in the spread between average yield and average cost of funds. Return on assets and return on equity for the year ended December 31, 1997, on an annualized basis, were 4.81% and 8.70%, respectively.

For the Period Commencing May 30, 1996 and Ending December 31, 1996.

  Performance Summary. Since the Company's initial offering closed on May 29, 1996, investment income was positively impacted by the strong growth of the entire loan portfolio which was primarily driven by an increase in the percentage of the portfolio composed of higher yielding Commercial Installment Loans. Interest expense for the period reflected an increase in the LIBOR benchmark e.o.p. of eleven basis points and growth in net borrowings offset by a nine basis point decrease in the spread over LIBOR charged by the Company's banks. The positive trend in the spread between the average yield on the entire portfolio and the average of costs of funds contributed to the $3.7 million of net investment income earned during the period.

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

  Equity in Earnings of Unconsolidated Subsidiary. For the period, Media generated advertising revenue of $1.1 million and incurred Display rental costs of approximately $500,000, resulting in a gross margin of approximately $600,000 or 54.4% of advertising revenue. The number of Displays owned by Media increased from 1,670 at May 30, 1996 to approximately 2,000 at December 31, 1996 as a result of an acquisition in July 1996. For the period, operating expenses were $659,000 and Media generated a net loss of $63,000 that is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations. The loss primarily resulted from reduced Display occupancy rates and the Company's decision to maintain goodwill with the taxicab owners from whom it leases taxicab rooftop space by making lease payments to such owners for unoccupied Displays that are not otherwise required. Display occupancy declined from 73% at May 30, 1996 to 64% at December 31, 1996. The loss also resulted from the write-off of accounts receivable in the amount of $64,000 due under an advertising contract with a client, which filed for bankruptcy protection and costs associated with expansion into new markets.

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

  Equity in Earnings (Losses) of Unconsolidated Subsidiary. During the period, Media generated a net loss of $53,000 that is recorded as equity in earnings or losses of unconsolidated subsidiary on Tri-Magna's statement of operations. The loss was in part due to an increase in expenses associated with the opening of a maintenance facility and Media's expansion into other markets.

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

  A relative measure of interest rate risk can be derived from the Company's interest rate sensitivity gap. The interest rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities that mature and/or reprice within specified intervals of time. The gap is considered to be positive when repriceable assets exceed repriceable liabilities and negative when the inverse situation exists. A relative measure of interest rate sensitivity is provided by the cumulative difference between interest sensitive assets and interest sensitive liabilities for a given time interval expressed as a percentage of total assets.

SCHEDULE OF PRINCIPAL PAYMENTS AS OF DECEMBER 31, 1997

  The following schedule of principal payments sets forth at December 31, 1997 the amount of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated. The principal amount of Medallion Loans and Commercial Installment Loans are assigned to the time frames in which such principal amounts are contractually obligated to be paid. The Company has not reflected an assumed annual prepayment rate for Medallion Loans or Commercial Installment Loans in this table.

  The Company's interest rate sensitive assets were $291.9 million and interest rate sensitive liabilities were $165.6 million at December 31, 1997. The one year cumulative interest rate gap was negative $64.7 million, or 22.2% of interest rate sensitive assets.

SCHEDULE OF PRINCIPAL PAYMENTS AS OF DECEMBER 31, 1997

                                   MORE THAN 1     MORE THAN 2    MORE THAN 3    MORE THAN 5
                      LESS THAN   AND LESS THAN   AND LESS THAN  AND LESS THAN  AND LESS THAN
                        1 YEAR       2 YEARS         3 YEARS        5 YEARS        6 YEARS     THEREAFTER   TOTAL
                      ----------  --------------  -------------  -------------  -------------  ----------  --------
                                                                 (IN THOUSANDS)

Earning Assets
 Medallion Loans
  and Commercial
 Fixed rate
 Installment Loans     $ 47,052        $ 41,594         $56,605       $101,590       $  5,234    $ 10,827  $262,902
 Variable rate
 Installment Loans       26,498               -               -              -              -           -    26,498

 Cash and cash
  equivalents             2,530              --              --             --             --          --     2,530
                       --------   -------------   -------------       --------  -------------    --------  --------
Total                    76,080          41,594          56,605        101,590          5,234      10,827   291,930
                       --------   -------------   -------------       --------  -------------    --------  --------
Liabilities
 Revolving line of
  credit                137,750              --              --             --             --          --   137,750
 Subordinated SBA
  debentures              3,000              --              --         15,190             --       9,700    27,890
                       --------   -------------   -------------       --------  -------------    --------  --------
Total                   140,750              --              --         15,190             --       9,700  $165,640
                       --------   -------------   -------------       --------  -------------    --------  --------
Interest rate gap      $(64,670)       $ 41,594         $56,605       $ 86,400       $  5,234    $  1,127  $126,290
                       ========   =============   =============       ========  =============    ========  ========
Cumulative interest
 rate gap              $(64,670)       $(23,076)        $33,529       $119,929       $125,163    $126,290


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

  The Company seeks to manage the exposure of the balance of the portfolio to increases in market interest rates by entering into interest rate cap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures. On April 17, 1997

MFC entered into an interest rate cap agreement, limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 6.0% until April 21, 1998. In addition, on May 9, 1997, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 6.5% until May 13, 1998 and 7.0% until November 13, 1999. On May 12, 1997, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 7.0% until May 13, 1999. At December 31, 1997, these caps hedged 21.8% of the Company's LIBOR-based indebtedness. In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed rate indebtedness, such as subordinated SBA debentures. The Company currently has outstanding subordinated SBA debentures in the principal amount of $27.9 million with a weighted average rate of interest of 7.90%. Of such debentures, $3.0 million mature on June 1, 1998 at an interest rate of 9.8%. At December 31, 1997, these debentures constituted 16.8% of the Company's indebtedness.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity are credit facilities with bank syndicates, fixed rate, long-term subordinated SBA debentures that are issued to or guaranteed by the SBA and loan amortization and prepayments. As a RIC, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At December 31, 1997, 83.2% of the Company's $165.6 million of debt consisted of bank debt, substantially all of which was at variable effective rates of interest with a weighted average rate of 7.01% or 149 basis points below the Prime Rate and 16.8% consisted of subordinated SBA debentures with fixed rates of interest with a weighted average rate of 7.90%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, or to fund loans that qualify under SBA Regulations through Edwards and TCC which are already subject to SBA restrictions. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to possible additional SBA funding, an additional $90.3 million of debt was available at December 31, 1997 at variable effective rates of interest averaging below the Prime Rate under the Company's $228.0 million bank credit facilities. The Company has observed a practice of minimizing credit facility fees associated with the unused component of credit facilities by keeping the unused component as small as possible and periodically increasing the amounts available under such credit facilities only when necessary to fund portfolio growth.

  The following table illustrates the Company's and each of the subsidiaries' sources of available funds and amounts outstanding under credit facilities at December 31, 1997.

                                       Medallion
                                       Financial      MFC       Edwards       TCC    BLLC      Total
                                       ----------  ---------  ------------  -------  -----  -----------
                                                       (dollars in thousands)

Cash and cash equivalents............    $    34   $  1,213   $       250   $  528    $505  $    2,530
Revolving lines of credit............     25,000    195,000         8,000       --      --     228,000
  Amounts available..................      8,900     79,750         1,600       --      --      90,250
  Amounts outstanding................     16,100    115,250         6.400       --      --     137,750
    Average interest rate............       7.06%      6.97%         7.26%      --      --        7.01%
    Maturity.........................       4/98       6/99    1/98; 4/98       --      --   1/98-6/99
SBA debentures.......................         --         --        22,250    5,640      --      27,890
    Average interest rate............         --         --          7.87%    8.00%     --        7.90%
    Maturity.........................         --         --     6/98-9/04     6/02      --   6/98-9/04
Total cash and remaining amounts
  available under credit facilities..      8,934     80,963         1,850      528     505      92,780
Total debt outstanding...............    $16,100   $115,250   $    28,650   $5,640    $  -  $  165,640


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

  The Company makes limited use of SBA funding and will seek such funding only when advantageous. Since May 30, 1996, the Company has expanded its loan portfolio, reduced its level of SBA financing and increased its level of bank funding. At December 31, 1997, SBA financing represented 16.8% of total debt as compared to 23.4% at December 31, 1996.

  Media funds its operations through internal cash flow and inter-company debt. Media is not a RIC and, therefore, is able to retain earnings to finance growth.

  The Company believes that anticipated borrowings from the SBA and under its bank credit facilities and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing operations of the Company's loan portfolio and advertising business for the foreseeable future. In addition, in order to provide the funds necessary for the Company's expansion strategy, the Company expects to incur, from time to time, additional short- and long-term bank debt and (to the extent permitted and advantageous) to use SBA leverage, and to issue, in public or private transactions, its equity and debt securities. The Company is currently exploring such external financing possibilities and MFC established a commercial paper program on March 13, 1998 permitting maximum borrowings of $195 million in conjunction with MFC's syndicated credit facilities. The establishment of the commercial paper program was contingent upon MFC obtaining two investment grade ratings for its short term borrowings. The issuance of commercial paper can substantially reduce MFC's cost of funds. At March 27, 1998, MFC had $24.6 million outstanding under the commercial paper program. The availability and terms of any additional financing will depend upon market, regulatory and other conditions and there can be no assurance that such additional financing will be available on terms acceptable to the Company.

INVESTMENT CONSIDERATIONS

  The following are certain of the factors that could affect the Company's future results. They should be considered in connection with evaluating forward-looking statements contained in this Management's Discussion and Analysis and elsewhere in this Annual Report and otherwise made by or on behalf of the Company since these factors, among others, could cause actual results and conditions to differ materially from those projected in these forward-looking statements.

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

  Government Regulation of Tobacco Advertising. Currently, approximately 57% of Media's taxicab rooftop advertising revenue is derived from tobacco products advertising. Various federal, state and local government agencies, including the U.S. Food and Drug Administration (the "FDA") have from time to time proposed regulations restricting the sale and advertising of cigarette and smokeless tobacco products. Additionally, various tobacco companies have voluntarily proposed eliminating outdoor tobacco advertising in exchange for immunity from class action suits. Accordingly, such regulations or voluntary restrictions could have an adverse effect upon the taxicab rooftop advertising business of the Company. The Company believes, however, that it could replace some of the revenue which may be lost due to the loss of tobacco taxicab rooftop advertising.

  Year 2000. The Company is addressing the Year 2000 problem, which concerns the inability of systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond. The Company, in the ordinary course of business, has for several years had several information system improvement initiatives underway. These initiatives include the installation of new accounting software. Management believes that such initiatives will adequately address the Year 2000 problem, although there can be no assurance in this regard. Costs related to new information systems will be capitalized and amortized over their useful lives. Management does not believe that the other costs associated with addressing the

Year 2000 problem will be material. The Company will continue to address the Year 2000 issue in connection with its future acquisitions. The ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. Failure of such third parties or the Company to adequately address their respective Year 2000 issues could have a material adverse effect on the Company's financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The response to this item is submitted in the response found under Item 14(A)(1) in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for June 11, 1998 (the "Proxy Statement").

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

  (A) 1. and 2.    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  The financial statements and financial statement schedules as listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

  (B)  REPORTS ON FORM 8-K

  None.

 (C)  EXHIBITS

  The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

                           MEDALLION FINANCIAL CORP.
                         INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE
                                                                       ----

MEDALLION FINANCIAL CORP.
Report of Arthur Andersen LLP, Independent Public Accountants.......... F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996........... F-3
Consolidated Statements of Operations for the Year Ended
  December 31, 1997 and the Period from May 30, 1996
  (Commencement of Operations) to December 31, 1996.................... F-4
Consolidated Statements of Changes in Shareholders' Equity for
  the Year Ended December 31, 1997 and the Period from May 30,
  1996 (Commencement of Operations) to December 31, 1996............... F-5
Consolidated Statements of Cash Flows for the Year ended December
  31, 1997 and the Period from May 30, 1996 (Commencement of
  Operations) to December 31, 1996..................................... F-6
Notes to Consolidated Financial Statements............................. F-8


TRI-MAGNA CORPORATION AND SUBSIDIARIES
Report of Arthur Andersen LLP, Independent Public Accountants.......... F-28
Consolidated Balance Sheets as of May 29, 1996 and December 31, 1995... F-29 Statements of Operations for the Period Ended May 29, 1996 and
  the year ended December 31, 1995..................................... F-30
Statements of Shareholders' Equity for the Period Ended May 29,
  1996 and the year ended December 31, 1995............................ F-31
Consolidated Statements of Cash Flows for the Period Ended May
  29, 1996 and the year ended December 31, 1995........................ F-32
Notes to Consolidated Financial Statements............................. F-33


EDWARDS CAPITAL COMPANY (A LIMITED PARTNERSHIP)
Report of Arthur Andersen LLP, Independent Public Accountants.......... F-44
Balance Sheets as of May 29, 1996 and December 31, 1995................ F-45
Statements of Operations for the Period ended May 29, 1996
  And the year ended December 31, 1995................................. F-46
Statements of Changes in Partners' Capital for the Period
  Ended May 29, 1996 and the year ended December 31, 1995.............. F-47
Statements of Cash Flows for the Period Ended May 29, 1996 for
  The year ended December 31, 1995..................................... F-48
Notes to Financial Statements.......................................... F-49

TRANSPORTATION CAPITAL CORP.
Report of Arthur Andersen LLP, Independent Public Accountants.......... F-57
Balance Sheets as of May 29, 1996 and December 31, 1995................ F-58
Statements of Operations for the Period Ended May 29, 1996
  and the year ended December 31, 1995................................. F-59
Statements of Changes in Shareholders' Equity for Period
  Ended May 29, 1996 and the year ended December 31, 1995.............. F-60
Statements of Cash Flows for the Period Ended May 29, 1996
 and the year ended December 31, 1995.................................. F-61
Notes to Financial Statements.......................................... F-62

                           MEDALLION FINANCIAL CORP.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Medallion Financial Corp.:


  We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. (a Delaware corporation) and its subsidiaries as of December 31, 1997 and 1996, including the consolidated schedule of investments as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1997 and the period from May 30, 1996 (commencement of operations) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included the confirmation of certain loans receivable as of December 31, 1997 by correspondence with the borrowers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  As explained in Note 2, investments consist of loans valued at $288,724,446 (93% of total assets) as of December 31, 1997, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, the Board of Directors' estimate of values may differ significantly from the values that would have been used had a ready market for the loans existed, and the differences could be material.

  In our opinion, the consolidated balance sheets referred to above present fairly, in all material respects, the financial position of Medallion Financial Corp. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and the period from May 30, 1996 (commencement of operations) to December 31, 1996, in conformity with generally accepted accounting principles.



                                    /s/ Arthur Andersen LLP



                                    Boston, Massachusetts February 25, 1998
                                    (except for the matters discussed in Note 15
                                    (a) and (c), for which the dates are March
                                    9, 1998 and March 13, 1998, respectively)

                           MEDALLION FINANCIAL CORP.

                          CONSOLIDATED BALANCE SHEETS


                                          DECEMBER 31,   DECEMBER 31,
                                              1997           1996
                                          -------------  -------------
ASSETS
Investments:
 Medallion loans........................   $225,961,249   $134,614,899
 Commercial installment loans...........     62,763,197     41,878,989
                                           ------------   ------------
Net investments.........................    288,724,446    176,493,888
Investment in unconsolidated subsidiary.      1,140,424        937,000
                                           ------------   ------------
     Total investments..................   $289,864,870   $177,430,888
                                           ------------   ------------
Cash....................................      2,529,613      1,664,603
Accrued interest receivable.............      2,934,840      1,696,584
Receivable from sale of loans...........      2,862,981              -
Fixed assets, net.......................        356,206         89,815
Goodwill, net...........................      6,082,515      6,250,636
Servicing fee receivable................      1,671,415              -
Other assets............................      3,742,204      2,491,974
                                           ------------   ------------
     Total assets.......................   $310,044,644   $189,624,500
                                           ============   ============

LIABILITIES
Accounts payable........................   $  4,410,508   $  1,491,490
Accrued expenses........................      2,439,714        352,543
Dividends payable.......................      3,594,402      1,849,225
Accrued interest payable................        773,194      1,086,247
Notes payable to banks and demand notes.    137,750,000     96,450,000
SBA debentures payable..................     27,890,000     29,390,000
                                           ------------   ------------
     Total liabilities..................    176,857,818    130,619,505
                                           ------------   ------------

Negative goodwill, net..................      1,795,316      2,517,716
                                           ------------   ------------

Commitments and contingencies (Note 9)

SHAREHOLDERS' EQUITY
Preferred Stock (1,000,000 shares of                  -              -
 $.01 par value stock authorized
none outstanding)
Common stock (15,000,000 shares of $.01         128,803         82,500
 par value stock authorized --
12,880,296 and 8,250,000 shares
 outstanding at December 31, 1997
and 1996, respectively..................
 Capital in excess of par value.........    130,378,936     56,359,555
 Accumulated undistributed income.......        883,771         45,224
                                           ------------   ------------
     Total shareholders' equity.........    131,391,510     56,487,279
                                           ------------   ------------
     Total liabilities and
      shareholders' equity..............   $310,044,644   $189,624,500
                                           ============   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                           MEDALLION FINANCIAL CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD
      FROM MAY 30, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996



                                                                   FOR THE PERIOD FROM
                                             FOR THE YEAR     MAY 30, 1996 (COMMENCEMENT OF
                                                ENDED                 OPERATIONS) TO
                                          DECEMBER 31, 1997         DECEMBER 31, 1996
                                          ------------------  ------------------------------
Investment income:
 Interest income on investments.........        $23,418,070              $10,374,238
 Interest income on U.S. treasury bills.             28,326                   37,603
                                                -----------              -----------
     Total investment income............         23,446,396               10,411,841
                                                -----------              -----------

Interest expense:
 Notes payable to bank..................          7,041,286                3,631,746
 SBA debentures.........................          2,168,088                1,376,747
                                                -----------              -----------
     Total interest expense.............          9,209,374                5,008,493
                                                -----------              -----------

Net interest income.....................         14,237,022                5,403,348
                                                -----------              -----------

Non-interest income:
 Equity in gains (losses) of                        203,424                  (63,000)
  unconsolidated subsidiary.............
 Accretion of negative goodwill.........            722,400                  421,435
 Gain on sale of loans (Note 2).........            336,300                        -
 Other Income...........................            980,309                  410,991
                                                -----------              -----------
     Total non-interest income..........          2,242,433                  769,426
                                                -----------              -----------

Expenses:
 Administration and advisory fees.......            226,086                  161,886
 Professional fees......................            761,278                  410,420
 Salaries and benefits..................          1,797,473                  779,445
 Other operating expenses...............          2,012,027                  879,187
 Amortization of goodwill...............            368,196                  259,260
                                                -----------              -----------

     Total expenses.....................          5,165,060                2,490,198
                                                -----------              -----------

 Net investment income..................         11,314,395                3,682,576
 Increase in net unrealized                         (25,000)                 (46,300)
  depreciation on investments...........
 Net realized gain on investments.......            144,271                   84,447
                                                -----------              -----------
 Net increase in net assets resulting           $11,433,666              $ 3,720,723
  from operations.......................        ===========              ===========

 Net increase in net assets resulting
  from operations per common share
  (Note 2)
  Basic.................................              $1.03                    $0.45

  Fully Diluted.........................              $1.02                    $0.45

Weighted average common shares
 outstanding:
 Basic Average Shares...................         11,112,849                8,250,000

 Fully Diluted Average Shares...........         11,157,544                8,278,524

   The accompanying notes are an integral part of these consolidated financial statements.

                           MEDALLION FINANCIAL CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD FROM MAY 30, 1996
               (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996



                                           SHARES OF                       CAPITAL       ACCUMULATED
                                          COMMON STOCK   COMMON STOCK     IN EXCESS     UNDISTRIBUTED
                                          OUTSTANDING   $.01 PAR VALUE   OF PAR VALUE       INCOME
                                          ------------  --------------  --------------  --------------
Balance at December 31, 1995 (Note 1)...     2,500,000        $ 25,000   $    (23,000)  $          --
Issuance of common stock under offering      5,750,000          57,500     56,089,556              --
(Note 1)................................
For the period from May 30, 1996 to
December 31, 1996:
 Distributable net investment income....            --              --             --       3,767,023
 Dividends declared on common stock                 --              --             --      (3,382,500)
  ($0.41 per share).....................
 SOP 93-2 Cumulative reclassification               --              --        292,999        (292,999)
 (Note 11)..............................
 Change in unrealized depreciation......            --              --             --         (46,300)
                                            ----------        --------   ------------    ------------
Balance at December 31, 1996............     8,250,000          82,500     56,359,555          45,224
Issuance of common stock under offering      4,600,000          46,000     74,293,425              --
(Note 1)................................
Exercise of stock options (Note 7)......        30,296             303        341,644              --
 Distributable net investment income....            --              --             --      11,458,666
 Dividends declared on common stock                 --              --             --     (11,210,807)
  ($1.01 per share).....................
 SOP 93-2 Cumulative reclassification               --              --       (615,688)        615,688
 (Note 11)..............................
 Change in unrealized depreciation, net.            --              --             --         (25,000)
                                            ----------        --------   ------------    ------------
Balance at December 31, 1997............    12,880,296        $128,803   $130,378,936    $    883,771
                                            ==========        ========   ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           MEDALLION FINANCIAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD
      FROM MAY 30, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996


                                                                   FOR THE PERIOD FROM
                                             FOR THE YEAR     MAY 30, 1996 (COMMENCEMENT OF
                                                ENDED                 OPERATIONS) TO
                                          DECEMBER 31, 1997         DECEMBER 31, 1996
                                          ------------------  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting          $  11,433,666           $  3,720,723
 from operations........................
Adjustments to reconcile net increase
 in net assets resulting from
 operations to net cash provided by
 operating activities:
  Depreciation and amortization.........             80,072                 14,500
  Increase in equity in (earnings)                 (203,424)                63,000
   losses of unconsolidated subsidiary..
  Amortization of goodwill..............            368,196                259,260
  Increase in unrealized depreciation...             25,000                 46,300
  Increase in accrued interest                   (1,053,073)              (301,310)
   receivable...........................
  Increase in other assets..............         (1,136,196)            (1,933,829)
  Increase in accounts payable..........          1,720,881                300,546
  Increase in accrued expenses..........          2,087,171                 70,957
  Accretion of negative goodwill........           (722,400)              (421,435)
  Decrease in receivable from sale of             1,309,168                     -
   loans................................
  Increase in servicing fee receivable..           (131,737)                     -
  Decrease in accrued interest payable..           (313,053)              (553,280)
                                              -------------           ------------
     Net cash provided by operating              13,464,271              1,265,432
      activities........................      -------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Originations of loans (investments)....       (212,977,601)           (71,419,455)
 Proceeds from sales and maturities of           96,546,925             44,323,364
  loans (investments)...................
 Payment for purchase of Tri-Magna, net.                  -            (11,848,283)
 Payment for purchase of Edwards                          -            (15,624,995)
  Capital Company.......................
 Payment for purchase of TCC, net.......                  -             (3,748,576)
 Payment for purchase of BLLC, net......         (1,022,984)                     -
 Capital expenditures for fixed assets..           (161,343)               (89,928)
                                              -------------           ------------
     Net cash used for investing               (117,615,003)           (58,407,873)
      activities........................      -------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of notes payable to banks.....         41,300,000              6,050,000
 Repayment of notes payable to SBA......         (1,500,000)            (1,200,000)
 Payment of declared dividends to                         -               (542,012)
  former shareholders...................
 Payment of declared dividends  to               (9,465,630)            (1,650,000)
  present shareholders..................
 Proceeds from  public offering of               74,339,425             56,147,056
  common stock, net of expenses.........
Proceeds from exercise of stock options.            341,947                      -
                                              -------------           ------------
     Net cash provided by financing             105,015,742             58,805,044
      activities........................      -------------           ------------

NET INCREASE IN CASH....................            865,010              1,662,603

CASH, beginning of period...............          1,664,603                  2,000
                                              -------------           ------------

CASH, end of period.....................      $   2,529,613           $  1,664,603
                                              =============           ============

   The accompanying notes are an integral part of these consolidated financial statements.

                           MEDALLION FINANCIAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD
  FROM MAY 30, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996 (CON'T)

                                                                                FOR THE PERIOD FROM
                                                          FOR THE YEAR     MAY 30, 1996 (COMMENCEMENT OF
                                                              ENDED               OPERATIONS) TO
                                                        DECEMBER 31, 1997        DECEMBER 31, 1996
                                                        -----------------  -----------------------------
SUPPLEMENTAL INFORMATION:

Cash paid during the period for interest                      $ 9,522,427                    $ 5,561,773
                                                              ===========                    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND ACTIVITIES

 In conjunction with the Acquisitions,
  liabilities were assumed as follows:

                                                         EDWARDS CAPITAL
                                           TRI-MAGNA         COMPANY            TCC                 BLI
                                          ------------   ------------------  -------------      -----------

Fair value of assets acquired, other       $97,808,510      $51,356,894        $ 9,714,029      $ 1,333,918
than cash...............................   -----------      -----------        -----------      -----------

Cash acquired...........................     1,529,717               --          6,797,183          256,538
Cash paid...............................    13,378,000       15,624,995         10,545,759        1,279,522
                                           -----------      -----------        -----------      -----------
Cash paid, net..........................    11,848,283       15,624,995          3,748,576        1,022,984
                                           ===========      ===========        ===========      ===========
Negative goodwill.......................     2,939,085               --                 --               --
                                           -----------      -----------        -----------      -----------
Liabilities assumed.....................   $83,021,142      $35,731,899        $ 5,965,453      $15,381,827
                                           ===========      ===========        ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           MEDALLION FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

(1)  FORMATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

  Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation in 1995. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the 1940 Act). On May 29, 1996, the Company completed an initial public offering (the Offering) of its common stock, issued and sold 5,750,000 shares at $11.00 per share and split the existing 200 shares of common stock outstanding into 2,500,000 shares. All share and related amounts in the accompanying financial statements have been restated to reflect this stock split. Offering costs incurred by the Company in connection with the sale of shares totaling $7,102,944 were recorded as a reduction of capital upon completion of the Offering. These costs were recorded, net of $200,000 payable by Tri-Magna Corporation and subsidiaries (Tri-Magna) in accordance with the Merger Agreement. In parallel with the Offering, the Company merged with Tri-Magna; acquired substantially all of the assets and assumed certain liabilities of Edwards Capital Company, a limited partnership; and acquired all of the outstanding voting stock of Transportation Capital Corp. (TCC) (collectively, the 1996 Acquisitions) (see Note 3). The assets acquired and liabilities assumed from Edwards Capital Company were acquired and assumed by Edwards Capital Corporation (Edwards), a newly formed and wholly owned subsidiary of the Company. As a result of the merger with Tri-Magna in accordance with the Merger Agreement dated December 21, 1995 between the Company and Tri-Magna, Medallion Funding Corp. (MFC) and Medallion Taxi Media, Inc. (Media), formerly subsidiaries of Tri-Magna, became wholly-owned subsidiaries of the Company.

  MFC, Edwards and TCC are closed-end management investment companies registered under the 1940 Act and are each licensed as a small business investment company
(SBIC) by the SBA. As an adjunct to the Company's taxicab medallion finance business, Media operates a taxicab rooftop advertising business. Effective January 1, 1997, the Company decided to merge all of the assets and liabilities of Edwards and TCC into MFC subject to the approval of the SBA. As of December 31, 1997, the Company is awaiting such approval from the SBA.

On October 31, 1997, the Company consummated the purchase of substantially all of the assets and liabilities of Business Lenders, Inc. through the Company's wholly owned subsidiary, BLI Acquisition Co., LLC. In connection with the transaction, BLI Acquisition Co., LLC was renamed Business Lenders, LLC. (Business Lenders). Business Lenders is licensed by the SBA under its section 7a program.

In connection with the 1996 Acquisitions and the Business Lenders Acquisition, the Company received the Acquisition Orders under the 1940 Act from the Securities and Exchange Commission, as well as approval from the Small Business Administration (SBA).


(2)  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Nature of Operations

  The Company primarily engages, directly and/or through its principal subsidiaries, in the business of making loans to small businesses and, to a lesser degree, in the business of taxicab rooftop advertising. The Company originates and services loans financing the purchase of taxicab medallions and related assets (medallion loans). The Company also originates and services commercial installment loans to small businesses in other targeted

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997

industries (commercial installment loans) as well as originates and sells loans guaranteed by the SBA. While medallion and commercial installment loans are originated substantially in the metropolitan New York and Connecticut areas, the Company also finances medallion loans in the Boston, Cambridge, Baltimore and Chicago areas.

(b)  Use of Estimates

  The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practices in the investment company industry. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reporting and disclosure of assets and liabilities, including those that are of a contingent nature, at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  (c)  Principles of Consolidation

  The consolidated financial statements include the accounts of Medallion Financial Corp. and its wholly owned subsidiaries (except for Media). All references in the notes to the consolidated financial statements for the period ended December 31, 1996 refer to the period from May 30, 1996 to December 31, 1996, which represents the period from the closing of the Offering and the 1996 Acquisitions to the end of the period. Prior to the 1996 Acquisitions, Medallion Financial Corp. had no operations and each of the subsidiaries had been operating independently of each other. All significant intercompany balances and transactions have been eliminated.

  The Company's investment in Media is accounted for under the equity method. As a non-investment company, Media cannot be consolidated with the Company, which is an investment company under the 1940 Act. Refer to Note 4 for the presentation of financial information for Media.

  (d)  Investment Valuation

The Company's loans, net of participations and any unearned discount, are considered investments under the 1940 Act and are recorded at fair value. Loans are valued at cost less unrealized depreciation. Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities.

  The Company's investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 78% and 76% of the Company's loan portfolio at December 31, 1997 and 1996, respectively, has arisen in connection with the financing of taxicab medallions, taxicabs and related assets, substantially all in the metropolitan New York area. These loans are secured by the medallions, taxicabs and related assets and are personally guaranteed by the borrowers, or in the case of corporations, personally guaranteed by the owners. A portion of the Company's portfolio represents loans to various commercial enterprises, including dry cleaners, garages, gas stations and laundromats. These loans are secured by various equipment and/or real estate and are generally guaranteed by the owners, and in certain cases, by the equipment dealers. These loans are made primarily in the metropolitan New York City area. The remaining portion of the Company's portfolio is from the origination of loans guaranteed by the SBA under its section 7a program, less the sale of the guaranteed portion of those loans. Funding for the section 7a program depends on annual appropriations by the U.S. Congress.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997

  (e) Investment Transactions and Income Recognition


  The principal portion of loans serviced for others by the Company at December 31, 1997 and 1996 amounted to approximately $ 83,316,000 and $60,160,000, respectively.

  Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of related loans. At December 31, 1997 and 1996 net deferred costs totaled $1,557,199 and $567,204, respectively. Amortization expense for the year ended December 31, 1997 and the period ended December 31, 1996 was $510,272 and 161,977, respectively.

  Interest income is recorded on the basis of interest accrued. Loans are placed on nonaccrual status, with the reversal of all uncollected accrued interest, when there is doubt as to the collectibility of interest or principal or if loans are 90 days or more past due, unless they are both fully collateralized and in the process of collection. Interest received on nonaccrual loans is recognized as income when collected. At December 31, 1997 and 1996, total nonaccrual loans were $4,295,432 and $2,450,702 respectively. For the year ended December 31, 1997 and the period ended December 31, 1996, the amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $ 358,252 and $111,209, respectively.


  (f) Loan Sales and Servicing Fee Receivable

  SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets when control has been surrendered, and derecognizes distinguishing transfers of financial assets that are sales from transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and was applied prospectively by the Company. The adoption of this statement as of January 1, 1997 did not impact the Company's financial condition or its results of operation.

  Receivable from loans sold and gain on loan sales are attributable to the sale of commercial loans which have been at least partially guaranteed by the SBA. The Company recognizes gains or losses from the sale of the SBA guaranteed portion of a loan at the date of the sales agreement when control of the future economic benefits embodied in the loan is surrendered. The gains are calculated in accordance with SFAS No. 125, which requires that the gain on the sale of a portion of a loan be based on the relative fair market values of the loan sold and the loan retained. A portion of the gain on commercial loan sales is due to a servicing fee receivable which represents the present value of the differential between the servicing fee received by the Company (generally 100 to 200 basis points) and the sum of the Company's costs and a normal profit after considering the estimated effects of prepayments and defaults. The Company considers 40 basis points to be its costs plus a normal profit. The discount rate utilized in calculating the servicing fee receivable approximates the market rate an investor would demand on a risk-adjusted basis. The servicing fee receivable is amortized as a charge to non-interest income over the estimated lives of the underlying loans using the effective interest method. The servicing fee receivable is carried at the lower of amortized cost or net realizable value. The carrying value of the servicing fee receivable at December 31, 1997 and 1996 was $1,671,415 and $0, respectively.


   An adjustment to the portion of the loan retained is recorded as unearned discount or premium and is amortized as an adjustment to interest income over the estimated life of the loan using the effective interest method.

  (g) Unrealized Depreciation and Realized Gains/Losses on Investments

  The change in unrealized depreciation of investments is the amount by which the fair value estimated by the Company is less than the cost basis of the loan portfolio. Realized gains or losses on investments consist of the excess of the proceeds derived upon foreclosure over the cost basis of a loan, write-offs of loans or assets acquired in satisfaction of loans, net of recoveries. An analysis of the unrealized depreciation of investments for the year ended December 31, 1997 and the period ended December 31, 1996 is as follows:


                                              1997         1996
                                          ------------  -----------
Balance, beginning of period               $1,568,717    $1,522,417
Unrealized depreciation of acquired           400,000             -
 subsidiary
Increase in unrealized depreciation           390,000        46,300
Realized losses                              (125,000)            -
                                           ----------    ----------
Balance, end of period                     $2,233,717    $1,568,717
                                           ==========    ==========

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997

For the year ended December 31, 1997 and the period ended December 31, 1996, gross realized gains and losses were as follows:

                                FOR THE YEAR ENDED       FOR THE SEVEN MONTHS
                                DECEMBER 31, 1997      ENDED DECEMBER 31, 1996

                              REALIZED    UNREALIZED    REALIZED    UNREALIZED
                             -----------  -----------  -----------  -----------

Gains on sale of warrants     $ 269,271      $  -       $ 189,447      $  -
 & recoveries

 Increase in unrealized               -      240,000            -            -
  gains

 Increase in unrealized               -     (390,000)           -      (46,300)
  losses

 Realized losses               (125,000)     125,000     (105,000)           -
                              ---------    ---------    ---------   ----------

Net gain (loss) on            $ 144,271    $ (25,000)   $  84,447     $(46,300)
 investments                  =========    =========    =========   ==========

     (h)      Goodwill

  Cost of purchased businesses in excess of the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over 15 years. The excess of fair value of net assets over cost of business acquired (negative goodwill) is being accreted on a straight-line basis over approximately 4 years.

  In 1996, the Company adopted Statement of Financial Accounting Standards(SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This statement requires a review for impairment of long-lived assets and certain identifiable intangibles to be held and used by an entity whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment would be estimated if the sum of the expected future cash flows to result from the use and eventual disposition of the asset is less than the carrying amount of the asset. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

  The Company reviews its goodwill and negative goodwill for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, and if appropriate, reduces the carrying amount through a charge to income in accordance with SFAS No. 121.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997


  (i)    Fixed Assets

  Fixed assets are stated at cost less accumulated depreciation. Fixed assets are depreciated using the straight-line method to depreciate the cost over their estimated useful lives, which range from 5 to 10 years.


   (j)    Federal Income Taxes

  It is the Company's policy to comply with the provisions of the Internal Revenue Code applicable to regulated investment companies, which require the Company, among other things, to distribute at least 90% of its investment company taxable income to its shareholders. Therefore, no provision for federal income taxes has been made in the accompanying financial statements.

  In 1997, the Company declared quarterly cash dividends totaling $11,210,807, or $1.01 per share, to shareholders. During the year, the Company's subsidiaries declared dividends payable to the Company totaling $5,966,464 from Medallion Funding Corp., $1,729,500 from Transportation Capital Corp. and $2,642,000 from Edwards Capital Corp. In conjunction with the 1997 equity offering, the Company contributed $30 million as capital to Medallion Funding Corp.

  Media, as a non-investment company, has elected to be taxed as a regular corporation. Refer to Note (4) for financial information for Media.

   (k) Net Increase in Net Assets Resulting from Operations per Share

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. In accordance with Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). The dilutive effect of potential common shares in 1997, consisting of outstanding stock options is determined using the treasury method in accordance with SFAS No. 128. Basic and fully diluted EPS for the year ended December 31, 1997 and the period ended December 31, 1996 are as follows:

                                                           1997                                   1996
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, excepts per         Income     Shares    Per Share Amount  Income    Shares    Per Share Amount
 share amounts)
----------------------------------------------------------------------------------------------------------------------
Net Income                                 $11,434                                 $3,721

Basic EPS

Income available to common stockholders     11,434  11,112,849        $1.03         3,721  8,250,000        $.45

Effect of dilutive options

Stock options                                           44,695                                28,524

Diluted EPS

Income available to common stockholders     11,434  11,157,544        $1.02         3,721  8,278,524        $.45

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997


  (l)    Stock-Based Compensation

  In 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for stock options and similar equity instruments of employee stock compensation plans. This statement allows the option of adopting the new fair value method or to measure compensation cost for those plans using the current intrinsic value-based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under this statement, the use of intrinsic value-based method requires pro forma disclosure of net income and earnings per share as if the fair value-based method had been adopted. The Company opted to adopt the pro forma disclosure provisions of SFAS No. 123. See pro forma information in Note 7.

  (m)     Interest Rate Caps

  Premiums paid for interest rate cap agreements are amortized to interest expense over the terms of the cap. Unamortized premiums are included in other assets in the accompanying consolidated balance sheet. Amounts receivable, if any, under cap agreements are accounted for as a reduction of interest expense.

   (n)    Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is to become effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in equity. Reclassification of financial statements of earlier periods presented for comparative purposes is required. The adoption of this statement is not expected to have a significant impact on the Company's financial position or results of operations.

  (o)     Segment Information

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement establishes the standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting: the "management approach." The management approach is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure any manner in which management disaggregates a company. This statement is effective and will be adopted for the Company's financial statements for the fiscal year ended December 31, 1998 and requires the restatement of previously reported segment information for all periods presented.

   (p)    Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997


(3)  ACQUISITIONS

Tri-Magna, Edwards Capital Corp. and TCC

On May 30, 1996, the Company completed the acquisition of Tri-Magna, Edwards Capital Corp and TCC. These acquisitions were accounted for under the purchase method of accounting (see Note 1). Funds used to finance these acquisitions were primarily provided through the Company's Revolving Credit Agreements. The remaining portion of net proceeds were from the initial public offering.

Business Lenders, Inc.

On October 31, 1997, the Company completed its acquisition of certain assets and the assumption of certain liabilities of Business Lenders Inc., a small business lender headquartered in Hartford, Connecticut. The transaction was accounted for under the purchase method of accounting. The balance of the purchase price is payable pursuant to a contingent earn-out provision based on a multiple of net after-tax earnings and will approximate $13 million. The purchase price included approximately $310,000 of acquisition-related expenses associated with this transaction.

Accordingly, the results of operations for these acquisitions have been included in the consolidated results of the Company from the date of acquisition. Under this accounting method, the Company has recorded as its cost the fair value of the acquired assets and liabilities assumed. The difference between the cost of acquired companies and the sum of the fair values of tangible and identifiable intangible assets less liabilities assumed was recorded as goodwill or negative goodwill.

A summary of the cash consideration and allocation of the purchase price, as of the acquisition dates, are as follows:

                                                         EDWARDS CAPITAL
                                            TRI-MAGNA        COMPANY            TCC            BLI
                                          -------------  ----------------  -------------  -------------
Cash and cash equivalents...............  $  1,529,717        $  --         $ 6,797,183   $    256,538
Investments*............................    95,621,617        44,510,149      9,312,331     10,153,754
Accrued interest receivable.............       870,073           406,817        118,583        185,183
Goodwill (Negative Goodwill)............    (2,939,085)        6,303,562        206,334        411,680
Other assets............................     1,316,820           136,366         76,781      5,964,928
Dividends payable.......................      (542,012)               --       (116,725)            --
Notes payable to banks..................   (80,300,000)      (10,100,000)            --    (12,483,490)
Accounts payable and accrued expenses...    (1,360,570)               --        (69,660)    (1,198,137)
Accrued interest payable................      (818,560)         (681,899)      (139,068)            --
SBA and other debentures payable........            --       (24,950,000)    (5,640,000)    (1,700,000)
                                          ------------      ------------    -----------   ------------
Total acquisition cost..................  $ 13,378,000      $ 15,624,995    $10,545,759   $  1,590,456
                                          ============      ============    ===========   ============

  *Net of unrealized depreciation of investments of $1,922,417.

  The following unaudited pro forma combined financial information for the years ended December 31, 1997 and 1996 are presented as follows assuming each of the acquisitions completed during 1996 and 1997 had occurred as of the beginning of the period reported.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997

                                                  YEAR ENDED DECEMBER 31,
                                                   1997                1996
                                          -----------------------  ------------
Investment income.......................        24,376,248          $17,754,099
Net interest income.....................        14,082,282            9,129,399
Net investment income...................         8,715,484            3,474,259
Net increase in net assets resulting            10,894,726            5,614,445
 from operations - basic and fully
 diluted................................
Net increase in net assets resulting                 $0.98                $0.68
 from operations per share - basic and
 fully diluted..........................

  Such unaudited pro forma combined financial information is not necessarily indicative of the results of operations that would have actually been reported had the Offering and the acquisitions occurred on January 1, 1997 or 1996, nor does it purport to represent the Company's future results of operations. The pro forma information also does not give effect to any anticipated benefits and cost reductions nor future corporate costs that are not under contract, in connection with the transactions.

(4)  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

 The balance sheets at December 31, 1997 and 1996 for Media, are as follows:


                                                DECEMBER 31,
                                             1997         1996
                                          -----------  -----------
Cash....................................   $  594,377   $   79,827
Accounts receivable.....................      700,392      307,303
Equipment, net..........................    1,422,284      976,442
Other...................................      533,541      330,839
                                           ----------   ----------
     Total assets.......................   $3,250,594   $1,694,411
                                           ==========   ==========
Notes payable to parent.................    1,555,637      584,566
Accounts payable and accrued expenses...      283,915       64,516
Federal income taxes payable............      162,000            -
                                           ----------   ----------
     Total liabilities..................    2,001,552      649,082
Equity..................................    1,001,000    1,001,000
Retained earnings.......................      248,042       44,329
                                           ----------   ----------
     Total equity.......................    1,249,042    1,045,329
                                           ----------   ----------
Total liabilities and shareholders'        $3,250,594   $1,694,411
 equity.................................   ==========   ==========

  The statements of operations of Media (1) for the year ended December 31, 1997
(2) for the period commencing with the Company's acquisition of Media from May 30, 1996 to December 31, 1996 (3) for the five-month period ended May 29, 1996 and (4) for the fiscal year ended December 31, 1995 are as follows:

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997


                               YEAR ENDED   SEVEN MONTHS ENDED   FIVE MONTHS ENDED    YEAR ENDED
                              DECEMBER 31,     DECEMBER 31,           MAY 29,        DECEMBER 31,
                                  1997             1996                 1996             1995
                              ------------  -------------------  ------------------  ------------
STATEMENTS OF OPERATIONS
Advertising revenue.........    $3,070,119       $1,095,346            $671,148        $1,542,013
Cost of services............     1,204,892          499,135             283,891           483,721
                                ----------       ----------            --------        ----------
Gross margin................     1,865,227          596,211             387,257         1,058,292
Other operating expenses....     1,499,803          659,211             455,278           829,293
                                ----------       ----------            --------        ----------
Income (loss) before taxes..       365,424          (63,000)            (68,021)          228,999
Income taxes................       162,000               --             (14,999)          103,043
                                ----------       ----------            --------        ----------
Net income (loss)...........    $  203,424       $  (63,000)           $(53,022)       $  125,956

On July 25, 1996, Media purchased all of the assets of See-Level Management, Inc. and See-Level Advertising, Inc. (consisting of 450 taxicab rooftop advertising display units and certain contracts for advertising and fleet rental) for $700,000. In addition, the owners of these entities entered into noncompete and consulting agreements with Media for a period of 2.5 years. During 1996, the Company contributed $1,000,000 in capital to Media to fund this purchase. The Company's investment in Media was $1,140,000 and $937,000 at December 31, 1997 and 1996, respectively. These amounts are comprised of the initial capital contribution and the results of operations for subsequent periods.

On March 6, 1997, Media entered into a five-year agreement with the Metropolitan Taxi Board of Trade, Inc. (MTBOT) to provide rooftop advertising on New York City taxicabs affiliated with the MTBOT commencing on September 22, 1997. The agreement calls for fixed payments to the fleets for a two-year period unless tobacco advertising is banned from cabs by the government.


(5) NOTES PAYABLE TO BANKS AND DEMAND NOTES

  Short-term borrowings consisted of the following:


                               DECEMBER 31,   DECEMBER 31,
DESCRIPTION                        1997           1996
                               -------------  ------------
Revolving Credit Agreements..   $137,750,000   $94,450,000
Term Loan Agreement..........              -     2,000,000
                                ------------   -----------
Total........................   $137,750,000   $96,450,000
                                ============   ===========

  Borrowings under these agreements are secured by all assets of the Company.

  (a)    Revolving Credit Agreements

  On March 27, 1992 (and as subsequently amended), MFC entered into a committed revolving credit agreement (the Revolver) with a group of banks. MFC extended the Revolver until June 30, 1999 at an aggregate credit commitment amount of $195,000,000 pursuant to the Loan Agreement dated December 24, 1997. The Revolver may be extended annually thereafter upon the option of the participating banks and acceptance by MFC. Should any participating bank not extend its committed amount, the Revolver agreement provides that each bank shall extend a term loan equal to its share of the principal amount outstanding of the revolving credit note. Maturity of the term note shall be the earlier of two years or any other date on which it becomes payable in accordance with the Revolver agreement. Interest and principal payments are paid monthly. Interest is calculated monthly at either the bank's prime rate or a rate based on the adjusted London Interbank Offered Rate of interest (LIBOR) at the option of MFC. Substantially all promissory notes evidencing MFC's investments are held by a bank, as collateral agent under the agreement. At December 31, 1997, MFC is required to pay an annual facility fee of 15 basis points on the unused portion of the Revolver aggregate

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997

commitment. This amount increases as the debt to equity ratio increases to a maximum fee of 20 basis points. Commitment fee expense for the year ended December 31, 1997 and the period ended December 31, 1996 was $288,399 and $114,528, respectively. Outstanding borrowings under the Revolver were $115,250,000 and $77,550,000 at weighted average interest rate of 6.97% and 7.10% at December 31, 1997 and 1996, respectively. MFC is required under the Revolver to maintain minimum tangible net assets of $45,000,000 and certain financial ratios, as defined therein. The Revolver agreement contains other restrictive covenants, including a limitation of $500,000 for capital expenditures. At December 31, 1997 and 1996, MFC was in compliance with all its debt covenants.

  Edwards had $8,000,000 and $15,000,000 in available lines of credit with several banks at December 31, 1997 and 1996, respectively. These agreements mature on January 31, 1998 and April 30, 1998, respectively. Interest is charged at Edwards' option, at either the lenders' prime rate or at a rate based on the adjusted LIBOR. The amount of borrowings outstanding under the lines of credit was $6,400,000 and $12,450,000, at a weighted average interest rate of 7.26% and 6.8% at December 31, 1997 and 1996, respectively. Edwards is required to maintain under a promissory note agreement with one of the two banks; a minimum tangible net worth plus subordinated debt of $32,000,000. At December 31, 1997 and 1996, Edwards was in compliance with all its debt covenants.

  Under an agreement with the SBA, Edwards is restricted from borrowing more than $12,700,000 in bank debt without the prior approval of the SBA. In addition, all bank indebtedness is senior to SBA-guaranteed indebtedness pursuant to the SBA rules and regulations.

  On December 1, 1996, the Company entered into a revolving credit agreement with a bank. On December 22, 1997, the agreement was amended to extend the term to April 30, 1998 and provides for short-term borrowings up to $25,000,000. The revolving credit borrowings, at the option of the Company, are at the bank's prime rate or at a rate based on the adjusted LIBOR. The Company is required to pay a facility fee of 1/4% of the commitment. Outstanding borrowings under this agreement were $16,100,000 and $4,450,000 at a weighted average interest rate of 7.06% and 6.84% at December 31, 1997 and 1996, respectively.

  The weighted average interest rate for the Company's outstanding borrowings at December 31, 1997 and 1996 was 7.0%. During the year ended December 31, 1997 and the period ended December 31, 1996, the Company's weighted average borrowings were $97,423,000 and $82,980,000 with a weighted average interest rate of 6.78% and 7.50%, respectively. The maximum outstanding borrowings of the Company were $137,750,000 and $94,550,000 at any month-end during the year ended December 31, 1997 and the seven-month period ended December 31, 1996, respectively.

  (b)       Term Loan Agreement

  MFC had an existing term loan agreement (Term Loan) with a bank in the amount of $2,000,000, all of which was outstanding at December 31, 1996. The Term Loan was paid off in July 1997. The weighted average interest rate paid on such borrowings was 7.5% during the period through July 31, 1997 and the seven-month period ended December 31, 1996.

  (c)       Interest Rate Cap Agreements

  On April 7, 1995, MFC entered into three interest rate cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. These agreements limit the Company's maximum LIBOR exposure on $20,000,000 of MFC's revolving credit facility to 7.5%. The premiums paid under these agreements were $46,875, $31,000 and $46,687, respectively. The premiums were capitalized and amortized over the two-year term of the agreements, which expired on April 7, 1997. The Company was exposed to credit loss in the event of nonperformance by the counterparties on these interest rate cap agreements.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997

  On November 16, 1995, MFC entered into three additional interest rate cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. These agreements limit the Company's maximum LIBOR exposure on an additional $20,000,000 of its revolving credit facility to 7.0%. The premiums paid under these agreements were $13,000, $25,000 and $12,500, respectively. The premiums were capitalized and amortized over the two-year terms of the agreements, which expired on November 16, 1997. The Company was exposed to credit loss in the event of nonperformance by the counterparties on these interest rate cap agreements.

On April 17, 1997, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 6.0% until April 21, 1998. In addition, on May 9, 1997, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 6.5% until May 13, 1998 and 7.0% until November 13, 1999. On May 12, 1997, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 7.0% until May 13, 1999.
Total premiums of $144,000 paid under the agreements are being amortized over the respective terms of the agreements. The Company is exposed to credit loss in the event of nonperformance by the counterparties on these interest rate cap agreements. The Company does not anticipate nonperformance by any of these parties.

(6)    SBA DEBENTURES PAYABLE

  Outstanding subordinated debentures are as follows at December 31, 1997 and 1996:

                         1997          1996
                     ------------  ------------
DUE DATE                AMOUNT        AMOUNT            INTEREST RATE
-------------------  ------------  ------------  ----------------------------

April 1, 1997            $  -       $ 1,500,000  8.95%
June 1, 1998            3,000,000     3,000,000  9.80
June 1, 2002            5,640,000     5,640,000  5.0 (until June 1, 1997 and
                                                      8.00% thereafter)
September 1, 2002       3,500,000     3,500,000  7.15%
September 1, 2002       6,050,000     6,050,000  7.15
June 1, 2004            4,600,000     4,600,000  7.80
September 1, 2004       5,100,000     5,100,000  8.20
                      -----------   -----------
                      $27,890,000   $29,390,000
                      ===========   ===========

  The SBA imposes certain restrictions, among others, including transfers of stock and payments of dividends by its licensees, to which the Company is subject.

(7) STOCK OPTIONS

  The Company has a stock option plan (1996 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 1996 Stock Option Plan, which was approved by the Board of Directors and stockholders on May 22, 1996, provides for the issuance of a maximum of 750,000 shares of common stock of the Company. At December 31, 1997, 453,918 shares of the Company's common stock remained available for future grants. The Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company's share of common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

  A Non-Employee Director Stock Option Plan (the "Director Plan") was also approved by the Board of Directors and stockholders on May 22, 1996. The Director Plan provides for the issuance of a maximum of 100,000 shares of common stock of the Company. At December 31, 1997, 70,656 shares of the Company's common stock remained available for future grants. The grants of stock options under the Director Plan are automatic as provided in the Director Plan. The option price per share may not be less than the current market value of the Company's common stock on the date the option is granted. Options granted under the Director Plan are exercisable annually, as defined in the Director Plan. The term of the options may not exceed five years.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997

  The Company records stock compensation in accordance with APB Opinion No. 25
(see Note 2).   Had compensation cost for stock options been determined based on the fair value at the date of grant, consistent with the provisions of SFAS No. 123, the Company's net increase in net assets resulting from operations would have been reduced to the pro forma amounts indicated below:

                                             YEAR  ENDED     SEVEN-MONTH PERIOD ENDED
                                          DECEMBER 31, 1997     DECEMBER 31, 1996
                                          -----------------  ------------------------
Net increase in net assets resulting
 from operations:
  As reported...........................        $11,433,666        $3,720,723
  Pro forma.............................        $11,260,632        $3,696,480
Net increase in net assets resulting
 from operations per share-fully
   diluted:
  As reported...........................        $      1.02        $     0.45
  Pro forma.............................        $      1.01        $     0.45

  The following table presents the activity for the stock option program under the 1996 Stock Option Plan and Director Stock Option Plan for the year ended December 31, 1997 and the period ended December 31, 1996:

                                                                    WEIGHTED
                                      NUMBER     EXERCISE PRICE     AVERAGE
                                    OF OPTIONS     PER SHARE     EXERCISE PRICE
                                    -----------  --------------  --------------
Outstanding at December 31, 1995        --             --              --

Granted...........................     218,389   $11.00-$14.375          $11.52
Canceled..........................          --               --              --
Exercised.........................          --               --              --
                                       -------
Outstanding at December 31, 1996..     218,389   $11.00-$14.375          $11.52
                                       -------

Granted...........................     163,984   $ 17.38-$22.38          $19.54
Canceled..........................     (56,947)  $ 11.00-$14.38          $10.99
Exercised.........................     (30,296)  $ 11.00-$14.38          $11.29
                                       -------
Outstanding at December 31, 1997..     295,130   $ 11.00-$22.38          $16.07
                                       =======

Options exercisable at:
     December 31, 1996............       7,576   $        11.00          $11.00
     December 31, 1997............      41,652   $11.00-$14.375          $12.50

  The following table summarizes information regarding options outstanding and options exercisable at December 31, 1997 under the employee Stock Compensation Plan and Stock Option Plans for Directors.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997

                                             Options Outstanding                                  Options Exercisable
                             ----------------------------------------------------   ------------------------------------------------
                                                                                                         Weighted
                                                Weighted average                        Number           average         Weighted
                                  Number            remaining         Weighted      exercisable at      remaining         average
                              outstanding at    contractual life      average        December 31,      contractual       exercise
Range of Exercise Prices     December 31, 1997      in years       exercise price        1997         life in years        price
------------------------     -----------------  ----------------   --------------   --------------    -------------     ------------
$11.00                             100,002               8.39           11.00            22,728              8.39          11.00

$14.38                              16,600               3.85           14.38            16,500              3.85          14.38

$13.75                              14,544               3.98           13.75             2,424              3.98          13.75

$17.38 - 20.63                     163,984               8.65           19.54                 -                 -              -
                             -----------------  ----------------   --------------   --------------    -------------     ------------
                                   295,130               8.06           16.07            41,652              6.33          12.50
                             =================  ================   ==============   ==============    =============     ============

   The weighted average fair value of options granted during the year ended December 31, 1997 and the period ended December 31, 1996 was $4.43 and $3.20 per
share, respectively.   The fair value of each option grant is estimated on the
date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996:

                           Year ended December 31,
                               1997       1996
                             --------   --------
Risk-free interest rate....     6.3%       6.4%
Expected dividend yield....     5.0%       4.6%
Expected life of option in      6.6        5.8
 years.....................
Expected volatility........    42.2%      36.7%


(8) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                            One Month
1996 Quarter Ended          Ended June 30    September 30    December 31
------------------------------------------------------------------------
                              (in thousands except per share amounts)

Investment Income                  1,392          4,264            4,756

Net Investment Income                543          1,523            1,617

Net Income                           543          1,549            1,629

Net Income per common                .07            .19              .20
 share-basic and diluted

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997


1997 Quarter Ended                        March 31  June 30  September 30  December 31
--------------------------------------------------------------------------------------

Investment Income                            4,885    5,286         5,971        7,304

Net Investment Income                        1,768    2,487         3,342        3,717

Net Income                                   1,799    2,457         3,470        3,708

Net Income per common share - basic and        .22      .24           .27          .29
 diluted

(9)   COMMITMENTS AND CONTINGENCIES

(a)  Sub-Advisory Agreement

  In May 1996, the Company entered into a sub-advisory agreement (the Sub-Advisory Agreement) with FMC Advisers, Inc. (FMC) in which FMC provides advisory services to the Company. Under the Sub-Advisory Agreement, the Company pays FMC a monthly fee for services rendered of $18,750. FMC will regularly consult with management of the Company with respect to strategic decisions concerning originations, credit quality assurance, development of financial products, leverage, funding, geographic and product diversification, the repurchase of participations, acquisitions, regulatory compliance and marketing. Unless terminated earlier as described below, the Sub-Advisory Agreement will remain in effect for a period of two years until May 1998. The term will continue from year to year thereafter, if approved annually by (i) a majority of the Company's noninterested directors and (ii) the Board of Directors, or by a majority of the Company's outstanding voting securities, as defined in the 1940 Act. The Sub-Advisory Agreement will be terminable without penalty to the Company on 60 days' written notice by either party or by vote of a majority of the outstanding voting securities of the Company, and will terminate if assigned by FMC. Two trusts affiliated with two officers, directors and shareholders of the Company have agreed to personally assure FMC of payment for the first 48 months of service under the Sub-Advisory Agreement pursuant to an escrow arrangement under which they have maintained in escrow common stock of the Company worth 200% of the advisory fees remaining to be paid by the Company to FMC during the first 48 months of service under the Sub-Advisory Agreement, thereby assuring FMC of the payment of $900,000 in advisory fees. Advisory fees incurred during the year ended December 31, 1997 and the period ended December 31, 1996 were $ 225,000 and $131,250, respectively.

  (b)  Employee Agreements

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

  (c)  Other Commitments

  In the normal course of business, there are outstanding commitments and contingent liabilities that are not reflected in the consolidated financial statements. At December 31, 1997, the Company had unfunded loan commitments of approximately $12,923,000, which bear interest at rates ranging from 8.25% to 18.00%.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997

     Commitments for leased premises expire at various dates through June 30, 2006. At December 31, 1997, minimum rental commitments for noncancelable leases are as follows:

                          Dollars
                       --------------
                       (in thousands)
                       --------------
1998                      $  356,265
1999                         311,724
2000                         248,982
2001                         233,004
2002 and thereafter        1,048,484
                          ----------
Total                     $2,198,459
                          ----------

Rent expense for the year ended December 31, 1997 and the period ended December 31, 1996 was $291,730 and $165,002, respectively.

  (d)  Litigation

  The Company and its subsidiaries become defendants to various legal proceedings arising from the normal course of business. In the opinion of management, based on the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse impact in the financial condition or results of operations of the Company.


(10)  RELATED PARTY TRANSACTIONS

  Certain directors, officers and shareholders of Medallion Financial Corp. are also directors of wholly owned subsidiaries, MFC, Edwards, TCC, BLI and Media. Officer salaries are set by the Board of Directors. Directors who are not officers receive an annual fee of $10,000 plus a fee of $2,000 per meeting. Directors who are members of the committees of the Board receive $1,000 for each meeting attended. Total director fees during the period ended December 1997 and 1996 were $79,657 and $37,542, respectively. At December 31, 1997 and 1996, total officer compensation was $1,182,400 and $588,065, respectively.

(11)  SHAREHOLDERS' EQUITY

   On May 16, 1997, the Company completed a secondary equity offering and sold 4,600,000 shares at $17.25 per share. Offering costs incurred by the Company in connection with the sale of shares totaling $5,010,575 were recorded as a reduction of capital upon completion of the Secondary Equity Offering.

   On May 29, 1996, the Company issued and sold 5,750,000 shares at $11.00 per share in an initial public offering and split the existing 200 shares of common stock outstanding into 2,500,000 shares. All references to the amount and number of shares outstanding in the accompanying consolidated financial statements have been restated to reflect the stock split. The proceeds from the secondary equity Offering were used to purchase all of the outstanding stock of Tri-Magna and TCC and acquire substantially all of the assets and assume certain liabilities of Edwards Capital Company. Refer to Notes 1 and 3 for a discussion of the secondary equity Offering and the acquisitions.

In 1995, MFC and TCC repurchased and retired all of their previously issued 3% preferred stock from the SBA at a discount of 65% ($8,201,266) for an aggregate price of $4,416,067, under the SBA preferred stock repurchase agreements. Under the repurchase agreements, the SBA retains a liquidating interest in the amount of the discount on the repurchase, which expires on a straight-line basis over five years or on a later date if an event of default, as defined in the agreements, has occurred and such default has not been cured or waived. Upon the occurrence of any event of default,

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997

the SBA's liquidating interest will become fixed at the level immediately preceding the event of default and will not accrete further until the default is cured or waived. In the event of MFC's or TCC's liquidation, the unexpired portion ($2,940,314 at December 31, 1997) of the liquidating interest becomes immediately payable to the SBA. The Company does not anticipate the occurrence of an event that would result in any amount being due to the SBA.

  In accordance with Statement of Position 93-2, "Determination, Disclosure and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies," $615,688 was reclassified from capital in excess of par value to accumulated undistributed income at December 31, 1997. At December 31, 1996, $292,999 was reclassified from accumulated undistributed income to capital in excess of par value in the accompanying consolidated balance sheet. These reclassifications had no impact on the Company's total shareholders' equity and were designed to present the Company's capital accounts on a tax basis.

(10) OTHER OPERATING EXPENSES AND OTHER INCOME

  The major components of other operating expenses for the year ended December 31, 1997 and the period ended December 31, 1996 were as follows:


                                1997        1996
                             -----------  ---------
Office expenses.............  $  675,122   $254,715
Insurance...................     490,968    254,440
Rent........................     291,731    165,002
Other.......................     554,206    205,030
                              ----------   --------
                              $2,012,027   $879,187
                              ==========   ========

   The major components OF OTHER INCOME FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD ENDED DECEMBER 31, 1996 WERE AS FOLLOWS:

                                 1997       1996
                               ---------  ---------
Late charge.................    $212,139   $123,646
Prepayment..................     390,511    205,329
Other.......................     343,659     82,016
Loan commitment fee income..      34,000          -
                                --------   --------
                                $980,309   $410,991
                                ========   ========

(11)    EMPLOYEE BENEFIT PLANS

  The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full- and part-time employees of the Company who have attained the age of 21 and have a minimum of one-half year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employees' contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. The Company can provide for employer matching contributions, at the discretion of the Board of Directors, beginning in 1997.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

  SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about certain financial instruments, whether assets, liabilities or off-balance-sheet commitments, if practicable. The following methods and assumptions were used to estimate the fair value of each class of financial instrument. Fair value estimates that were derived from broker quotes cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

  In addition, SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

(a) Investments--As described in Note 2, the carrying amount of investments is the estimated fair value of such investments.
(b) The fair market value of excess servicing fees receivable is estimated by expected future service fee income cash flows discounted at a rate that approximates that currently offered for instruments with similar prepayment and risk characteristics.
(c) Notes payable to banks and demand notes--Due to the short-term nature of these instruments, the carrying amount approximates fair value.
(d) Commitments to Extend Credit--The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 1997 and December 31, 1996, the estimated fair value of these off-balance-sheet instruments was not material.
(e) Interest Rate Cap Agreements--The fair value is estimated based on market prices or dealer quotes. At December 31, 1997 and December 31, 1996, the estimated fair value of these off-balance-sheet instruments were not materially different.
(f) Debentures Payable to SBA--The fair value of the debentures payable to SBA is estimated based on current market interest rates for similar debt.

                                               DECEMBER 31, 1997            DECEMBER 31, 1996
                                          ---------------------------  ---------------------------
                                          CARRYING AMOUNT  FAIR VALUE  CARRYING AMOUNT  FAIR VALUE
                                          ---------------  ----------  ---------------  ----------
                                                           (DOLLARS IN THOUSANDS)
Financial Assets:
     Investments........................         $288,724    $288,724         $176,494    $176,494
     Cash...............................            2,530       2,530            1,665       1,665
     Servicing fee receivable...........            1,671       1,671                -           -
Financial Liabilities:
     Notes payable to banks and demand            137,750     137,750           96,450      96,450
      notes.............................
     SBA debentures payable.............           27,890      27,890           29,390      29,320

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997


(15)  SUBSEQUENT EVENTS

(a)  Acquisitions

  On February 4, 1998, the Company signed a definitive agreement to acquire VGI, VGII and Venture Opportunities Corp., an SBIC lender headquartered in New York City. The transaction included the purchase of most of the assets and assumption of certain liabilities, aggregating a purchase price of approximately $19 million. This transaction is subject to approval by the SBA and is expected to close in the second quarter of 1998.

  On March 9, 1998, the Company announced the execution of a definitive agreement to acquire Capital Dimensions, Inc. (CDI), an SSBIC lender, headquartered in Minneapolis, MN. The transaction is structured as a tax-free exchange and as a pooling of interests for accounting purposes. Based on the closing price of the Company's stock on March 8, 1998, the transaction would be valued at approximately $30 million. The agreement is subject to approval by the SBA and is expected to close during the second quarter of 1998.

(b)  Actions of the Board of Directors

  On February 25, 1998, the Board of Directors voted to extend the Sub-Advisory Agreement with FMC until May 1999 under provisions of the renewal in the agreement (see Note 8).

(c)  Commercial Paper Program

  On March 13, 1998, the Company entered into a commercial paper program with maximum borrowings of $195 million as a supplement to MFC's syndicated credit facilities. The program is contingent upon the maintenance of investment-grade ratings from two of the four rating agencies. The program has no specified maturity and may be terminated at any time.

                           MEDALLION FINANCIAL CORP.

                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                               DECEMBER 31, 1997

               NUMBER OF                     BALANCE
                 LOANS                     OUTSTANDING        RATE
               ---------                  --------------  ------------
                   2                       $     48,922     5.00-7.00%
                  22                          2,910,738     7.63-7.77
                  74                         17,712,665          8.00
                  22                          5,656,282          8.13
                  11                          2,445,199          8.20
                 174                         28,470,286          8.25
                  12                          2,785,264     8.30-8.38
                 199                         25,905,594          8.50
                 141                         20,937,604     8.60-8.75
                  15                          4,063,370     8.80-8.90
                 191                         23,416,770          9.00
                 207                         19,029,373          9.25
                 183                         18,255,772          9.50
                  76                          6,559,975     9.60-9.75
                   6                            271,618     9.80-9.90
                 253                         19,566,492         10.00
                  37                          3,073,823         10.25
                   3                            600,000   10.27-10.28
                   2                            246,205         10.38
                  91                          4,650,430         10.50
                  34                          3,311,237   10.75-10.90
                 203                         10,170,310         11.00
                 201                         10,707,415   11.25-11.33
                   3                            323,460         11.50
                   3                            122,599         11.75
                   8                          1,045,031         11.90
                 116                          8,252,167         12.00
                  12                          1,773,975         12.25
                   5                            429,568         12.50
                  10                            973,445   12.75-12.90
                 309                         12,558,888         13.00
                  39                          1,683,614         13.25
                  46                          2,392,484         13.50
                   3                            148,178   13.75-13.90
                 161                          6,755,248   14.00-14.05
                  82                          5,705,206   14.20-14.50
                  11                            380,508   14.70-14.84
                   6                            256,502   14.90-14.95
                 284                         10,907,481         15.00
                   8                            430,947   15.20-15.25
                  16                            993,941         15.50
                   9                          1,044,595   15.75-15.90
                  23                          1,098,278         16.00
                   5                            268,661         16.25
                  12                            391,665   16.50-16.95
                   6                            286,355   17.00-17.90
                   5                            215,257   18.00-18.50
                   6                            167,567         19.00
----------------------------------------   ------------
Total          3,347                       $289,400,967         10.02%
                                           ============   -----------
Plus:  Origination costs, net                 1,557,199
                                           ------------
Investments at cost                         290,958,163
Less:  Unrealized depreciation on
 investments                                 (2,233,717)
                                           ------------
Investment at directors' valuation         $288,724,446
                                           ============


  The accompanying notes are an integral part of these consolidated financial statements.

                           MEDALLION FINANCIAL CORP.

                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                               DECEMBER 31, 1996

             NUMBER OF                       BALANCE
               LOANS                       OUTSTANDING         RATE
             ---------                     ------------   ---------------
                 1                         $     60,754            5.000%
                11                              548,641      7.000-7.700
                19                            3,150,172      8.000-8.200
                18                            1,901,132            8.250
                 7                              487,074            8.300
                12                              758,448            8.370
                 6                              304,843      8.400-8.440
                24                            3,205,029            8.500
                 9                              689,313            8.600
                10                              892,704            8.625
                13                              376,064            8.700
                49                            5,379,874            8.750
                12                              672,116            8.720
               108                           11,322,414            9.000
                 2                              235,992            9.120
               157                           15,042,298            9.250
                 5                            1,036,661      9.320-9.380
               248                           26,661,479            9.500
                 1                              170,000            9.600
                94                            9,208,547            9.750
                29                            2,789,612      9.800-9.900
               207                           18,467,948           10.000
                76                            6,640,204           10.250
                 5                              462,805   10.370-10.3750
                47                            4,855,909           10.500
                30                            2,592,974           10.750
                 1                               50,983           10.900
               164                           10,290,809           11.000
                17                            1,483,897    11.250-11.900
               107                            5,910,504           12.000
                11                            1,014,949           12.500
                 3                              351,109    12.750-12.950
               254                           10,113,883           13.000
                 4                              633,040           13.250
                56                            2,914,663           13.500
                 5                              128,772    13.550-13.750
               166                            8,044,479           14.000
                11                              176,089    14.050-14.300
                36                            3,064,635           14.500
                11                              354,145    14.750-14.950
               262                           11,806,060           15.000
                11                              610,583    15.200-15.250
                 9                              590,210           15.500
                 8                              511,816    15.750-15.950
                15                              745,357           16.000
                 5                              160,939           16.500
                 4                              202,387    16.640-16.950
                 1                               24,750           17.000
                 3                              193,142           18.000
                 6                              205,193           19.000
             -----                         ------------
Total        2,370                         $177,495,401           10.800%
             =====                         ============   --------------
Plus:  Origination costs, net                   567,204
                                           ------------
Investments at cost                         178,062,605
Less:  Unrealized depreciation on
       investments                           (1,568,717)
                                           ------------
Investments at directors' valuation        $176,493,888
                                           ============

   The accompanying notes are an integral part of these consolidated financial statements.

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


                                 /s/ Arthur Andersen LLP


Boston, Massachusetts
March 26, 1997

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                          DECEMBER 31,     MAY 29,
                                              1995           1996
                                          -------------  ------------
ASSETS
 Investments (Note 2)...................   $96,956,416   $96,531,617
 Less unrealized depreciation on              (910,000)     (910,000)
  investments (Note 6)..................   -----------   -----------
                                            96,046,416    95,621,617
 Investment in unconsolidated                  145,335        92,313
  subsidiary (Note 2)...................
 Cash...................................     1,177,166       624,617
 Accrued interest receivable............       844,350       870,073
 Furniture and fixtures, net............        87,925        79,124
 Other assets...........................     1,486,974     1,316,933
                                           -----------   -----------
 Total Assets...........................   $99,788,166   $98,604,677
                                           ===========   ===========

LIABILITIES
 Notes payable to banks and demand         $80,294,900   $79,394,900
  notes (Note 3)........................
 Accounts payable and accrued expenses..     1,290,267     1,360,570
 Dividends payable......................            --       542,012
 Accrued interest payable...............       889,147       818,560
                                           -----------   -----------
 Total Liabilities......................    82,474,314    82,116,042
                                           -----------   -----------

Commitments and Contingencies (Note 9)

Shareholders' Equity (Notes 4 and 5)

 Common stock (1,000,000 shares of $.01
  par value stock authorized, 668,900            6,689         6,689
  shares outstanding at December 31,
  1995 and May 29, 1996)................

Capital in excess of par value..........    10,594,241    10,567,267
Accumulated undistributed income (loss).       710,822       (87,421)
                                           -----------   -----------
                                            11,311,752    10,486,535
Restricted capital surplus..............     6,002,100     6,002,100
                                           -----------   -----------
Total Shareholders' Equity..............    17,313,852    16,488,635
                                           -----------   -----------
Total Liabilities and Shareholders'        $99,788,166   $98,604,677
 Equity.................................   ===========   ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                      TRI-MAGNA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEAR ENDED        PERIOD ENDED
                                                  DECEMBER 31,          MAY 29,
                                               1994         1995         1996
                                            ----------   ----------  ------------
Investment Income
   Interest on investments..............    $8,820,273   $9,802,560   $4,423,396
                                            ----------   ----------   ----------
      Total Investment Income...........     8,820,273    9,802,560    4,423,396
                                            ----------   ----------   ----------
Interest Expense
   Interest on SBA debentures...........       974,105      780,254            -
   Interest on bank debt (Note 3).......     3,781,910    5,253,924    2,516,914
                                            ----------   ----------   ----------
      Total Interest Expense............     4,756,015    6,034,178    2,516,914
                                            ----------   ----------   ----------
   Net Interest Income..................     4,064,258    3,768,382    1,906,482
                                            ----------   ----------   ----------
Non-Interest Income
  Equity in earnings(losses) of
      unconsolidated subsidiary (Note 2)        18,379      125,956      (53,022)
 Other income...........................       519,030      446,209      148,125
                                            ----------   ----------   ----------
      Total Non-Interest Income.........       537,409      572,165       95,103
                                            ----------   ----------   ----------
Expenses
   Administration and advisory fees.....        33,905       13,149        3,671
   Legal and accounting fees............       367,484      344,311      144,562
   Directors' fee (Note 8)..............        76,500       46,000       15,022
   Officers' and employees' salaries....     1,028,627    1,086,569      501,063
   Employee benefit plans (Note 7)......       136,000       70,008       44,000
   Merger related costs (Note 5)........             -            -      584,000
   Other operating expenses.............     1,057,797    1,054,757      524,242
                                            ----------   ----------   ----------
      Total Expenses....................     2,700,313    2,614,794    1,816,560
                                            ----------   ----------   ----------
   Dividends paid on minority interest..       277,020      207,774            -
                                                         ----------   ----------
   Net Investment Income................     1,624,334    1,517,979      185,025
                                            ----------   ----------   ----------
Realized and Unrealized Gain (Loss) on
   Investments
   Realized gain (loss) on investments
      (Note 6)..........................       (21,938)      61,194            -
   Change in unrealized depreciation
      (Note 6)..........................        58,000     (140,000)           -
                                            ----------   ----------   ----------
   Net Realized and Unrealized Gain
      (Loss) on Investments.............        36,062      (78,806)           -
                                            ----------   ----------   ----------
Net Increase in Net Assets resulting
   from Operations......................    $1,660,396   $1,439,173   $  185,025
                                            ==========   ==========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  SHARES OF                        CAPITAL     ACCUMULATED  RESTRICTED
                                 COMMON STOCK    COMMON STOCK    IN EXCESS    UNDISTRIBUTED  CAPITAL
                                 OUTSTANDING    $.01 PAR VALUE  OF PAR VALUE  INCOME (LOSS)  SURPLUS
                                --------------  --------------  ------------  ------------- ----------
Balance at December 31, 1993..         665,900        $6,659    $11,227,341   $  (399,918)  $       --
 Dividends paid,  common......              --            --             --    (1,668,050)          --
 Distributable net income.....              --            --             --     1,602,396           --
 Sale of common stock.........           3,000            30         49,470            --           --
 Change in unrealized
  depreciation................              --            --             --        58,000           --
                                --------------  ------------    -----------   -----------   ----------
Balance at December 31, 1994..         668,900        $6,689    $11,276,811   $  (407,572)  $       --
                                --------------  ------------    -----------   -----------   ----------
 Dividends declared,
  common......................              --            --             --    (1,003,349)          --
 Distributable net income.....              --            --             --     1,579,173           --
 SOP 93-2 Cumulative
  reclassification
  (Note 5)....................              --            --       (682,570)      682,570           --
 Gain on minority interest
  buyback (Note 4)............              --            --             --            --    6,002,100
 Change in unrealized
  depreciation................              --            --             --      (140,000)          --
                                --------------  ------------    -----------   -----------   ----------
Balance at December 31, 1995..         668,900        $6,689    $10,594,241   $   710,822   $6,002,100
                                --------------  ------------    -----------   -----------   ----------
 Dividends declared,
  common (Note 5).............              --            --             --    (1,010,242)          --
 Distributable net
  income......................              --            --             --       185,025           --
 SOP 93-2 reclassification
  (Note 5)....................              --            --        (26,974)       26,974           --
 Change in unrealized
  depreciation................              --            --             --            --           --
                                --------------  ------------    -----------   -----------   ----------
Balance at May 29, 1996.......         668,900        $6,689    $10,567,267   $   (87,421)  $6,002,100
                                ==============  ============    ===========   ===========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      TRI-MAGNA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED            PERIOD ENDED
                                                  DECEMBER 31,             MAY 29,
                                          ----------------------------   ------------
                                               1994          1995            1996
                                          ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Increase in Net Assets resulting
from Operations.........................  $  1,660,396   $  1,439,173    $   185,025
Adjustments to reconcile net income to
 net cash provided by
Operating activities:
 Depreciation and amortization..........        64,848         43,594         19,929
 Change in unrealized depreciation......       (58,000)       140,000              -
 Realized loss (gain) on investments....        21,938        (61,194)             -
 (Increase) decrease in investment in
 unconsolidated subsidiary..............       (19,379)      (125,956)        53,022
 (Increase) decrease in accrued                (64,697)       (66,252)       (25,723)
  interest receivable...................
 Decrease (increase) in other assets....       (99,434)      (794,721)       165,111
 Increase (decrease) in accounts
 payable and accrued expenses...........       (90,565)     1,036,580         70,303
 Increase (decrease) in dividends
 payable minority interest..............       (69,255)       (69,255)             -
 Increase (decrease) in accrued
 interest payable.......................       143,725        257,330        (70,587)
                                          ------------   ------------    -----------

   Net cash provided by operating            1,489,577      1,799,299        397,080
    Activities..........................
Cash Flows from Investing Activities:
 Increase in investments................   (33,103,213)   (30,667,520)    (7,252,488)
 Proceeds from investment maturities
 and terminations.......................    24,753,080     24,114,690      7,677,287
 Proceeds from liquidation of other
 Assets.................................       414,884        144,100              -
 Capital expenditures...................        (6,991)       (16,378)        (6,198)
                                          ------------   ------------    -----------

   Net cash provide by (used for)           (7,942,240)    (6,425,108)       418,601
    investing activities................
Cash Flows from Financing Activities:
 Proceeds from (payments of) notes
 payable to banks.......................     8,325,000     21,269,900       (900,000)
 Payments of SBA debentures.............             -    (12,500,000)             -
 Buyback of minority interest...........             -     (3,231,900)             -
 Sale of common stock...................        49,500              -              -
 Dividends paid on common stock.........    (1,668,050)    (1,003,349)      (468,230)
                                          ------------   ------------    -----------

   Net cash provided by (used for)           6,706,450      4,534,651     (1,368,230)
    financing activities................  ------------   ------------    -----------
Net Increase (Decrease) in Cash                253,787        (91,158)      (552,549)
Cash, beginning of period...............     1,014,537      1,268,324      1,177,166
                                          ------------   ------------    -----------
Cash, end of period.....................  $  1,268,324   $  1,177,166    $   624,617
                                          ============   ============    ===========
Supplemental Information:
 Cash paid during the period for
  interest (Includes dividends paid
 on minority interest)..................  $  4,958,565   $  6,053,877    $ 2,587,501

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

                                  MAY 29, 1996

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

  Tri-Magna owns 100% of the outstanding stock of Media. Tri-Magna's investment in Media is accounted for under the equity method because as a non-investment company, Media, cannot be consolidated with an investment company, Tri-Magna. Financial information for Media is summarized as follows:


                                            DECEMBER 31,     MAY 29,
                                            ------------  -------------
             BALANCE SHEET                      1995          1996
             -------------                  ------------  -------------
Cash....................................      $     --    $  110,182
Accounts receivable.....................       214,238       285,696
Equipment, net..........................       559,786       526,846
Other...................................        55,720        36,504
                                              --------    ----------
Total Assets............................      $829,744    $  959,228
                                              ========    ==========
Notes payable...........................      $275,000       275,000
Notes payable to parent.................             -       443,651
Accrued expenses........................       409,409       148,264
                                              --------    ----------
Total Liabilities.......................       684,409       866,915
                                              --------    ----------
Common stock............................         1,000         1,000
Retained earnings.......................       144,335        91,313
                                              --------    ----------
Total equity............................       145,335        92,313
                                              --------    ----------
Total Liabilities and Shareholders            $829,744    $  959,228
 equity.................................      ========    ==========

                                          PERIOD ENDED   YEAR ENDED    PERIOD ENDED
STATEMENT OF OPERATIONS                   DECEMBER 31,  DECEMBER 31,    MAY 29,
                                          ------------  ------------  ------------
                                              1994         1995           1996
                                          ------------  ------------  ------------
Advertising revenue                           $227,756    $1,542,013      $671,148
Cost of services                                83,341       483,721       283,891
                                              --------    ----------      --------
Gross margin                                   144,415     1,058,292       387,257
Other operating expenses                       126,036       829,293       455,278
                                              --------    ----------      --------
Income (loss) before taxes                      18,379       228,999       (68,021)
Income taxes                                         -       103,043       (14,999)
                                              --------    ----------      --------
Net income (loss)                             $ 18,379    $  125,956      $(53,022)
                                              ========    ==========      ========

  On March 8, 1995, Tri-Magna guaranteed a demand loan for Media. At December 31, 1995 and May 29, 1996, $275,000 was outstanding at an interest rate of 2.00% over prime or (10.50%) and (10.25%) interest rate, respectively. The loan matured in June 1996 and was paid in full .

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

(3) NOTES PAYABLE TO BANKS

  At December 31, 1995 and May 29, 1996, the Company had outstanding bank borrowings under the following agreements:


                              DECEMBER 31,   MAY 29,
        DESCRIPTION              1995         1996
                              -----------  -----------
Revolving Credit Agreement..  $73,150,000   72,250,000
Term Loan Agreements........    5,231,900    5,231,900
Short-Term Note.............    1,913,000    1,913,000
                              -----------  -----------
 Total......................  $80,294,900  $79,394,900
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

                      TRI-MAGNA CORPORATION AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) MAY 29, 1996

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

    Direct costs associated with the merger agreement with Medallion Financial Corp., previously deferred by the

                    TRI-MAGNA CORPORATION AND SUBSIDIARIES

                                  MAY 29, 1996

(5)  SHAREHOLDERS' EQUITY(CONTINUED)

Company, were expensed on May 29, 1996. Total direct costs charged to results of operations were $584,000.

  On May 29, 1996, the Company declared an additional and liquidation dividend of $0.81 per share totaling $542,012, payable on May 29, 1996 to the shareholders at record as of such date.

  In accordance with Statement of Position 93-2, ``Determination, Disclosure and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies,'' a cumulative amount of $709,544 has been reclassified from capital in excess of par value to accumulated undistributed income on the accompanying consolidated balance sheets. This reclassification has no impact on the Company's total shareholders' equity and is designed to present the Company's capital accounts on a tax basis.

(6)   REALIZED LOSSES (GAINS) AND UNREALIZED DEPRECIATION ON INVESTMENTS

  A summary of realized losses and unrealized depreciation on investments for the period ended May 29, 1996 and the years ended December 31, 1995 and 1994 is as follows:

                                     PERIOD ENDED
                                        MAY 29,     YEAR ENDED    DECEMBER 31,
                                         1996          1995           1994
                                     ------------  -------------  -----------
Balance at Beginning of Period.....   $(910,000)     $(770,000)   $(828,000)
Change in Unrealized Depreciation..          --       (140,000)      58,000
                                      ---------      ---------    ---------
Balance at End of Period...........   $(910,000)     $(910,000)   $(770,000)
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

                      TRI-MAGNA CORPORATION AND SUBSIDIARIES

                                  MAY 29, 1996

(8)  TRANSACTIONS WITH RELATED PARTIES

  Certain officers and directors of Medallion are also shareholders of TriMagna. Officers' salaries are set by the Board of Directors. Directors who are not officers receive a fee of $1,000 per meeting. Directors who are members of committees receive $500 for each meeting attended. Directors who are members of the independent committee receive $1,000 for each meeting attended. One loan receivable has been guaranteed by a related party.

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

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (CONTINUED) MAY 29,1996

(11)  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, ``Disclosures About Fair Value of Financial Instruments,'' requires disclosure of fair value information about certain financial instruments, whether assets, liabilities or off-balance sheet commitments, if practicable. The following methods and assumptions were used to estimate the fair value of each class of financial instruments. Fair value estimates which were derived from broker quotes cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

In addition, SFAS 107 excludes certain financial instruments and all non financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

                                  DECEMBER 31, 1995                MAY 29, 1996
                            ---------------------------    -----------------------------
                            CARRYING AMOUNT  FAIR VALUE    CARRYING AMOUNT    FAIR VALUE
Financial assets:
  Investments.............    $96,046,416    $96,046,416      $95,621,617    $95,621,617
Financial liabilities:
  Notes payable to banks
    and demand notes......    $80,294,900    $80,294,900      $79,394,900    $79,394,900

                              TRI-MAGNA CORPORATION
                       CONSOLIDATED SCHEDULE OF INVESTMENTS
                                   MAY 29, 1996

                                                   BALANCE       INTEREST
                   NUMBER OF LOANS               OUTSTANDING       RATE

                          2                      $    92,529    5.00%-7.00%
                         16                        3,625,886          8.00
                          3                          287,797          8.25
                         18                        2,783,824          8.50
                         10                          901,136          8.63
                         12                          981,255          8.75
                         55                        6,751,204          9.00
                         99                        8,133,949          9.25
                        122                       14,125,122          9.50
                          2                          114,819          9.63
                         32                        3,825,894          9.75
                        119                       10,989,259         10.00
                         30                        3,236,713         10.25
                         40                        3,994,604         10.50
                         29                        2,628,392         10.75
                          1                           59,382         10.90
                         43                        3,983,410         11.00
                          6                          356,496   11.25-11.50
                          2                          146,961         11.75
                         53                        3,878,890         12.00
                          7                          448,314         12.50
                          3                          369,083   12.75-12.95
                         99                        5,177,644         13.00
                          2                          372,799         13.25
                         22                        1,165,954         13.50
                          3                           46,411   13.75-13.87
                         97                        4,612,518         14.00
                          4                          105,443   14.05-14.30
                         19                        1,163,039         14.50
                          7                          213,388   14.75-14.84
                        224                        9,955,553         15.00
                          8                          687,574         15.20
                          7                          208,929         15.25
                          5                           88,044         15.50
                          1                          100,239         15.75
                         11                          325,999         16.00
                          5                          193,989   16.50-18.00
                          2                           74,737         19.00
                      -----                     ------------         -----
Total:                1,220                     $ 96,207,179         10.92%
                      =====
Plus: Loan Origination Costs, Net                    324,438
                                                ------------
  Total Investments at Cost                     $ 96,531,617
Less: Unrealized depreciation on investments        (910,000)
                                                ------------
  Total Investments at directors' valuation     $ 95,621,617
                                                ============

                     TRI-MAGNA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                               DECEMBER 31, 1995


                                                   BALANCE        INTEREST
                 NUMBER OF LOANS                 OUTSTANDING        RATE
                 ---------------                 -----------     ----------
                       2                         $   101,632     5.00-7.00%
                      18                           3,715,031          8.00
                       3                             298,833          8.25
                      21                           3,279,235          8.50
                       9                           1,331,792          8.75
                      56                           8,152,656          9.00
                      70                           7,111,900          9.25
                     116                          13,814,980          9.50
                       2                             120,696          9.63
                      24                           2,677,911          9.75
                     150                          12,175,743         10.00
                      33                           3,207,015         10.25
                       1                             130,055         10.38
                      41                           4,181,332         10.50
                      31                           2,959,616         10.75
                       1                              65,064         10.90
                      41                           3,930,343         11.00
                       9                             614.874   11.25-11.75
                      58                           4,260,742         12.00
                       9                             490,107         12.50
                       4                             406,362   12.75-12.95
                      96                           5,426,944         13.00
                       3                             630,453         13.25
                      20                           1,114,053         13.50
                       3                              60,526   13.75-13.87
                      86                           4,316,872         14.00
                       1                              41,995         14.05
                       1                              47,046         14.20
                       1                               8,181         14.25
                       1                              16,166         14.30
                      15                           1,000,341         14.50
                       7                             227,427   14.75-14.84
                     206                          9,123,581         15.00
                       8                             723,762         15.20
                       8                             250,164         15.25
                       7                             134,764         15.50
                       2                             101,658   15.63-15.75
                       8                             289,662         16.00
                       6                             123,502   16.25-18.00
                   -----                         -----------
Total:             1,178                         $96,663,016         10.88%
                   =====
Plus: Loan Origination Costs,
  Net......................                          293,400
                                                 -----------
    Total Investments at Cost                     96,956,416
Less: Unrealized depreciation on investments        (910,000)
                                                 -----------
    Total Investments at directors' valuation    $96,046,416
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


                                 /s/ Arthur Andersen LLP


Boston, Massachusetts
March 26, 1997

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                          DECEMBER 31,    MAY 29,
                                              1995         1996
                                          ------------  -----------
ASSETS
Cash....................................   $   115,571  $   437,886
Finance Receivables:
  Medallions............................    43,177,063   43,920,609
  Other, less allowance for doubtful           601,728      569,540
   accounts of $20,000 in 1995 and 1996.
Accrued Interest Receivable.............       396,000      406,817
Deferred Financing Costs, net of
 accumulated amortization of $176,967          353,683      330,000
in 1995 and $200,650 in 1996............
Property and Equipment, at cost, net of
 accumulated depreciation and                   66,826       60,356
 amortization of $133,937 in 1995 and
 $140,407 in 1996.......................

  Prepaid Expenses and Other Assets.....       373,116      275,681
                                           -----------  -----------
Total Assets............................   $45,083,987  $46,000,889
                                           ===========  ===========

LIABILITIES AND PARTNERS' CAPITAL
  Bank Loans Payable....................   $ 9,850,000  $10,100,000
  Subordinated Debentures Payable.......    24,950,000   24,950,000
  Accounts Payable and Accrued Expenses.     1,167,156    1,843,743
                                           -----------  -----------
                                            35,967,156   36,893,743
Partners' Capital.......................     9,116,831    9,107,146
                                           -----------  -----------
Total Liabilities and Partners' Capital.   $45,083,987  $46,000,889
                                           ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS


                                          YEAR  ENDED   PERIOD ENDED
                                          DECEMBER 31,    MAY 29,
                                              1995          1996
                                          ------------  ------------
Revenues:
  Interest from finance receivables.....    $4,316,669    $1,727,102
  Other income..........................       443,190       129,101
                                            ----------    ----------
    Total Revenues......................     4,759,859     1,856,203
                                            ----------    ----------
  Operating Expenses:
  Interest on subordinated debentures...     1,993,075       818,707
  Interest on bank loans................       754,404       279,148
  Salaries..............................       354,041       123,244
  Employee benefits.....................        33,236        14,572
  Payroll and other taxes...............        28,266        14,467
  Professional fees.....................       204,071        41,437
  Legal fees related to the sale of                 --       350,000
   assets...............................
  Rent..................................        39,996        16,342
  Office expense........................        42,762        15,204
  Computer expense......................        44,642        14,903
  Telephone.............................         9,685         3,860
  Entertainment.........................         9,901         2,205
  Amortization of deferred financing            53,460        23,683
   costs................................
  Processing and collection services....        42,448        28,689
  Depreciation and amortization.........        18,292         6,470
  New York City unincorporated business         40,111        15,610
   tax..................................
  Sundry................................         4,496         5,847
                                            ----------    ----------
           Total Operating Expenses.....     3,672,886     1,774,388
                                            ----------    ----------
           Net Income...................    $1,086,973    $   81,815
                                            ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                     YEAR ENDED    PERIOD ENDED
                                    DECEMBER 31,      MAY 29,
                                        1995           1996
                                    -------------  -------------
Cumulative Capital Contributions..    $7,200,000     $7,200,000
                                      ==========     ==========
SBA Permanent Capital.............    $8,400,000     $8,400,000
                                      ==========     ==========
Balance, Beginning of Period......    $8,576,068     $9,116,831
  Net income......................     1,086,973         81,815
  Distributions -
     Limited Partners.............      (546,210)       (91,500)
                                      ----------     ----------
Balance, end of period............    $9,116,831     $9,107,146
                                      ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                           YEAR ENDED    PERIOD ENDED
                                          DECEMBER 31,      MAY 29,
                                              1995           1996
                                          -------------  -------------
Cash flows from operating activities:
Net income..............................  $  1,086,973    $    81,815
  Adjustments to reconcile net income
   to net cash provided by operating
   activities  --
  Amortization of deferred financing            53,460         23,683
   costs................................
  Depreciation and amortization.........        18,292          6,470
  Changes in assets and liabilities  --
  Accrued interest receivable...........       (67,000)       (10,817)
  Prepaid expenses and other assets.....      (247,648)        97,435
  Accounts payable and accrued expenses.       118,697        676,587
                                          ------------    -----------
Net cash provided by operating                 962,774        875,173
 activities.............................
  Cash flows from investing activities:
  Origination of new finance receivables    (8,348,655)    (2,764,191)
  Repayments of finance receivables.....     8,036,706      2,052,833
  Purchase of property and equipment....        (9,769)            --
                                          ------------    -----------
   Net cash (used in) provided by             (321,718)      (711,358)
    investing activities................
Cash flows from financing activities:
  Proceeds from bank loans..............    11,925,000      5,900,000
  Principal payments of bank loans......   (12,075,000)    (5,650,000)
      Distributions to limited partners.      (546,210)       (91,500)
                                          ------------    -----------
Net cash used in financing activities...      (696,210)       158,500
                                          ------------    -----------
Net increase (decrease) in cash.........       (55,154)       322,315
Cash, beginning of period...............       170,725        115,571
                                          ------------    -----------
Cash, end of period.....................  $    115,571    $   437,886
                                          ============    ===========
Supplemental disclosure of cash flow
 information:
  Interest paid.........................  $  2,699,890    $   974,982
                                          ============    ===========
  New York City unincorporated business
   tax..................................  $     14,058    $    15,448
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

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 29, 1996

  Maximum original terms of finance receivables at December 31, 1995 and May 29, 1996 are as follows:

                               (ROUNDED TO 000'S)

                                          DECEMBER 31,    MAY 29,
                                              1995         1996
                                          ------------  -----------
60 months...............................   $42,307,000  $39,961,000
84 months...............................     1,027,000      754,000
120 months..............................       465,000    3,795,000
                                           -----------  -----------
                                           $43,799,000  $44,510,000
                                           ===========  ===========

  Contractual maturities of finance receivables at December 31, 1995 and May 29, 1996 are approximately as follows:

                                          DECEMBER 31,    MAY 29,
                                                  1995         1996
                                           -----------  -----------
                 1996                      $ 2,623,000  $   374,000
                 1997                        4,482,000      993,000
                 1998                        7,046,000    3,098,000
                 1999                       15,329,000   13,582,000
                 2000                       11,450,000   14,591,000
              Thereafter                     2,869,000   11,872,000
                                           -----------  -----------
                                           $43,799,000  $44,510,000
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

(3) PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at December 31, 1995 and May 29, 1996:

                                  DECEMBER 31,  MAY 29,
                                      1995        1996
                                  ------------  --------
Furniture and Equipment.........      $162,700  $162,700
Leasehold Improvements..........        38,063    38,063
                                      --------  --------
                                       200,763   200,763
Less  --  Accumulated
 Depreciation and Amortization..       133,937   140,407
                                      --------  --------
                                      $ 66,826  $ 60,356
                                      ========  ========

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

(5) SUBORDINATED DEBENTURES PAYABLE

  Outstanding subordinated debentures, which are guaranteed by the SBA, are as follows at December 31, 1995 and May 29, 1996:

                     INTEREST
DUE DATE               RATE              AMOUNT
--------             ---------           ------
September 1, 1996..      8.75%        $ 1,200,000
April 1, 1997......      8.95           1,500,000
June 1, 1998.......      9.80           3,000,000
September 1, 2002..      7.15           3,500,000
September 1, 2002..      7.15           6,050,000
June 1, 2004.......      7.80           4,600,000
September 1, 2004..      8.20           5,100,000
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

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 29, 1996

(6) RELATED PARTY TRANSACTIONS (CONTINUED)

  Rent expense and legal fees paid and accrued to Herrick, Feinstein LLP for the years ended December 31, 1995 and period ended May 29, 1996 are as follows:


                  YEAR ENDED     PERIOD ENDED
                 DECEMBER 31,       MAY 29,
                     1995            1996
                -------------    ------------
Rent expense..    $ 39,996          $16,342
Legal fees....      92,501            9,926
                  --------          -------
                  $132,497          $26,268
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

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 29, 1996

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

  The carrying amounts and estimated fair values of the Partnership's financial instruments are as follows:

                                                 MAY 29, 1996
                                      CARRYING AMOUNT  FAIR VALUE
                                      ---------------  -----------
Financial assets
  Finance receivables..............      $44,490,149   $44,490,149
Financial liabilities
  Subordinated debentures payable..       24,950,000    24,950,000
  Bank loans payable...............       10,100,000    10,100,000

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                  SCHEDULE OF LOANS TO SMALL BUSINESS CONCERNS
                                  MAY 29, 1996

  The distribution of loans at May 29, 1996 by rate of interest is as follows:

                                 NUMBER       BALANCE     INTEREST
                                OF LOANS    OUTSTANDING     RATE
                                ----------  ------------  ---------
                                     9      $   532,000       7.70%
                                     5          200,000       8.00
                                     2          300,988       8.20
                                    12          800,000       8.25
                                    13          722,000       8.38
                                     6          239,000       8.40
                                     5          214,473       8.44
                                     4          184,000       8.50
                                     4          161,200       8.60
                                    13          375,000       8.70
                                    15          974,750       8.75
                                     9          507,500       8.88
                                    51        3,485,039       9.00
                                     2          239,768       9.13
                                    15        2,028,924       9.25
                                     2          265,658       9.39
                                    83        8,876,722       9.60
                                     3          789,656       9.63
                                    62        7,584,689       9.75
                                     3          214,887       9.80
                                     1           18,125       9.88
                                    19        2,602,540       9.90
                                    50        6,464,952      10.00
                                    29        3,636,894      10.25
                                     4          476,062      10.38
                                     6          618,236      10.50
                                     9          736,561      11.00
                                     2          185,620      11.25
                                     2          295,394      11.50
                                     2          144,062      11.75
                                     2          363,586      12.00
                                     1            2,033      12.50
                                     2          117,611      13.25
                                     1           36,910      13.50
                                     1           58,196      13.55
                                     1           12,966      14.00
                                     2           44,147      15.00
                                   ---      -----------
                                   452      $44,510,149       9.58%
                                   ===

Less: Allowance for Doubtful Accounts on
Radio Loans...........................          (20,000)
                                            -----------
                                            $44,490,149
                                            ===========

                            EDWARDS CAPITAL COMPANY
                            (A LIMITED PARTNERSHIP)

                  SCHEDULE OF LOANS TO SMALL BUSINESS CONCERNS
                               DECEMBER 31, 1995

  The distribution of loans at December 31, 1995 by rate of interest is as follows:

                    NUMBER                               BALANCE    INTEREST
                   OF LOANS                            OUTSTANDING    RATE
                   --------                            -----------  --------
                      1                                $   570,207    7.820%
                     17                                  1,132,000    8.250
                      6                                    239,000    8.300
                      8                                    392,000    8.375
                      7                                    515,461    8.440
                      4                                    200,000    8.490
                     14                                    475,750    8.500
                      4                                    161,200    8.600
                      2                                    368,000    8.750
                      1                                    605,265    8.780
                      9                                    507,500    8.875
                     49                                  2,729,873    9.000
                     12                                    746,361    9.125
                     15                                  1,957,713    9.250
                      2                                    280,012    9.385
                     65                                  6,982,190    9.500
                      6                                    447,920    9.600
                      3                                    793,091    9.625
                     52                                  7,336,160    9.750
                      2                                    168,256    9.800
                     15                                  1,858,397    9.900
                     49                                  6,225,055   10.000
                     41                                  5,241,320   10.250
                      5                                    600,951   10.375
                     10                                    862,401   10.500
                      2                                    122,266   10.750
                     12                                    862,662   11.000
                      3                                    191,531   11.250
                      2                                    297,291   11.500
                      4                                    256,300   11.750
                      6                                    373,899   12.000
                      1                                      4,110   12.500
                      2                                    125,942   13.250
                      1                                     36,910   13.500
                      1                                     58,196   13.550
                      1                                     14,831   14.000
                      2                                     11,874   14.500
                      2                                     46,896   15.000
                    ---                                -----------   ------
                    438                                $43,798,791    9.695%
                    ===

Less Allowance for Doubtful Accounts on Radio Loans
                                                           (20,000)
                                                       -----------
                                                       $43,778,791
                                                       ===========

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

                            /s/ Arthur Andersen LLP

Boston, Massachusetts
March 26, 1997

                          TRANSPORTATION CAPITAL CORP.

                                 BALANCE SHEETS

                                          December 31,     May 29,
                                              1995          1996
                                          -----------   ------------
ASSETS
Loans Receivable........................  $ 9,796,728   $ 9,924,748
Allowance for Loan Losses...............     (642,589)     (612,417)
                                          -----------   -----------
Loans receivable, at fair value.........    9,154,139     9,312,331
Cash and Cash Equivalents...............    7,780,717     6,797,183
Accrued Interest Receivable.............      133,722       118,384
Furniture, Fixtures and Leasehold
Improvements, at cost, less accumulated
depreciation $12,256 and $14,122........       16,253        14,387
Other Assets............................       72,877        62,394
Deferred Income Taxes...................      257,900       246,365
                                          -----------   -----------
Total Assets............................  $17,415,608   $16,551,044
                                          ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
Debentures payable to the Small
Business Administration.................  $ 6,730,000   $ 5,640,000
Accrued interest payable................       35,071       139,068
Accrued dividend payable................           --       116,725
Accrued expenses........................      171,888       111,960
                                          -----------   -----------
Total Liabilities.......................    6,936,959     6,007,753
                                          -----------   -----------
Commitments and Contingencies
Shareholders' Equity:
 3% Cumulative preferred stock, $1,000
par value --
Authorized -- 9,000 shares
Issued and outstanding -- none..........           --            --
 Common stock, $.125 par value --
Authorized -- 5,000,000 shares
Issued and outstanding -- 100 shares....           13            13
 Additional paid-in capital.............    7,749,456     7,749,456
Restricted contributed capital surplus..    2,199,166     2,199,166
Accumulated undistributed net
investment income.......................    5,060,597     5,104,110
Accumulated net realized loan losses....   (4,144,594)   (4,141,637)
 Net unrealized depreciation on loans...     (385,989)     (367,817)
                                          -----------   -----------
Total Shareholders' Equity..............   10,478,649    10,543,291
                                          -----------   -----------
Total Liabilities and Shareholders'       $17,415,608   $16,551,044
 Equity.................................  ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                           TRANSPORTATION CAPITAL CORP.

                             STATEMENTS OF OPERATIONS

                                           YEAR ENDED  PERIOD ENDED
                                           DECEMBER 31,   MAY 29,
                                           -----------   ---------
                                               1995        1996
                                           -----------   ---------
Investment Income:
 Interest from small business concerns
(net of interest to
participants)...........................    $1,411,116   $ 525,883
 Interest from treasury bills...........       425,318     156,243
                                            ----------   ---------
                                             1,836,434     682,126
                                            ----------   ---------
Expenses:
   Interest.............................       450,071     148,362
   Salaries.............................       227,343      79,899
   Legal and other professional fees....       350,178     131,226
   Rent expense.........................        23,999      10,865
   General and administrative...........       158,810      37,430
                                            ----------   ---------
                                             1,210,401     407,782
                                            ----------   ---------
   Investment Income Before Income Taxes       626,033     274,344
   Income Tax Provision.................      (269,723)   (114,106)
                                            ----------   ---------
   Net Investment Income................       356,310     160,238
                                            ----------   ---------
Realized Loan (Losses) Gains Before
   Income Taxes.........................       (50,055)      5,247
   Income Tax Benefit (Provision).......        22,399      (2,290)
                                            ----------   ---------
   Net Realized Loan (Losses) Gains.....       (27,656)      2,957
                                            ----------   ---------
Change in Unrealized Depreciation on
 Loans Before Income Taxes..............       335,261      30,172
   Deferred Income Tax Provision........      (133,900)    (12,000)
                                            ----------   ---------
Net Change in Unrealized Depreciation
   on Loans.............................       201,361      18,172
                                            ----------   ---------
   Increase in Net Assets from              $  530,015   $ 181,367
    Operations..........................    ==========   =========

   The accompanying notes are an integral part of these financial statements.

                           TRANSPORTATION CAPITAL CORP.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                        PREFERRED STOCK              COMMON STOCK                        RESTRICTED
                                  -----------------------     ----------- ------------    ADDITIONAL    CONTRIBUTED
                                     SHARES                      SHARES                    PAID-IN        CAPITAL
                                  OUTSTANDING    AMOUNT       OUTSTANDING    AMOUNT        CAPITAL        SURPLUS
                                  ----------- -----------     ----------- ------------   -----------    -------------
Balance, December 31, 1994.....   3,383 1/3   $ 3,383,333          100    $        13     $6,565,289     $        --
Net investment income..........          --            --           --             --             --              --
Net realized loan losses.......          --            --           --             --             --              --
Net change in unrealized
 depreciation on loans.........          --            --           --             --             --              --
Capital contribution...........          --            --           --             --        310,818              --
Capitalization of
Accumulated undistributed net
investment income..............          --            --           --             --        873,349              --
Repurchase of 3% preferred
 stock.........................  (3,383 1/3)   (3,383,333)          --             --             --       2,199,166
                                 ----------   -----------   ----------    -----------   ------------   -------------
Balance, December 31, 1995.....           -   $        --          100    $        13     $7,749,456     $ 2,199,166
Net investment income..........          --            --           --             --             --              --
Net realized loan gains........          --            --           --             --             --              --
Preferred dividends
declared
Net change in unrealized
 depreciation on loans.........          --            --           --             --              -              --
                                 ----------   -----------   ----------    -----------   ------------   -------------
Balance, May 29, 1996..........          --   $        --          100    $        13     $7,749,456     $ 2,199,166
                                 ==========   ===========   ==========    ===========   ============   =============

                                                           ACCUMULATED
                                                          UNDISTRIBUTED    ACCUMULATED        NET
                                                               NET            NET         UNREALIZED        TOTAL
                                                            INVESTMENT      REALIZED     DEPRECIATION   SHAREHOLDERS'
                                                              INCOME       LOAN LOSSES      ON LOANS        EQUITY
                                                          -------------   ------------   ------------   -------------
Balance, December 31, 1994.....                             $5,577,636    $(4,116,938)    $ (587,350)    $10,821,983
Net investment income..........                                356,310             --             --         356,310
Net realized loan losses.......                                     --        (27,656)            --         (27,656)
Net change in unrealized
 depreciation on loans.........                                                    --        201,361         201,361
Capital contribution...........                                     --             --             --         310,818
Capitalization of
 Accumulated undistributed net
investment income..............                               (873,349)            --             --              --
Repurchase of 3% preferred
stock..........................                                     --             --             --      (1,184,167)
                                                            ----------    -----------   ------------   -------------
Balance, December 31, 1995.....                             $5,060,597    $(4,144,594)    $ (385,989)    $10,478,649
Net investment income..........                                160,238             --             --         160,238
Net realized loan gains........                                     --          2,957             --           2,957
Preferred dividends
declared.......................                               (116,725)                                     (116,725)
Net change in unrealized
depreciation on loans..........                                     --             --         18,172          18,172
                                                            ----------    -----------   ------------   -------------
Balance, May 29, 1996..........                             $5,104,110    $(4,141,637)    $ (367,817)    $10,543,291
                                                            ==========    ===========   ============   =============

   The accompanying notes are an integral part of these financial statements.

                          TRANSPORTATION CAPITAL CORP.

                            STATEMENTS OF CASH FLOWS

                                          YEAR ENDED     PERIOD ENDED
                                          DECEMBER 31,     MAY 29,
                                              1995          1996
                                          ------------   ------------
Cash Flows from Operating Activities:
Increase in net assets from operations..  $    530,015    $   181,367
Adjustments to reconcile increase in
 net assets from operations to net cash
 provided by
(used for) operating activities
Change in unrealized depreciation on          (335,261)       (30,172)
 loans..................................
   Provision for deferred taxes.........       138,300         11,535
   Depreciation and amortization........        14,570          1,866
   Realized loan losses.................        50,055         (5,247)
   Net change in
     Accrued interest
      receivable........................        14,216         15,338
     Other assets.......................       116,687         10,483
     Accrued interest payable...........       (38,317)       103,997
     Accrued expenses...................        46,377        (59,928)
                                          ------------    -----------

    Net cash provided by operating             536,642        229,239
     activities.........................  ------------    -----------
Cash Flows from Investing Activities:
   Principal collected on loans.........    14,820,116      6,510,178
   Advances on loans....................   (13,697,563)    (6,632,951)
   Furniture, fixtures and office
   equipment............................        (4,339)            --
                                          ------------    -----------

       Net cash provided by (used for)       1,118,214       (122,773)
        investing activities              ------------    -----------
Cash Flows from Financing Activities:
   Repurchase of preferred stock from       (1,184,167)            --
    SBA
   Repayment of debentures payable to       (1,200,000)    (1,090,000)
    SBA.................................
   Capital contribution.................       310,818             --
                                          ------------    -----------
       Net cash used for financing          (2,073,349)    (1,090,000)
        activities......................  ------------    -----------
Net Increase (Decrease) in Cash and
Cash Equivalents........................      (418,493)      (983,534)
Cash and Cash Equivalents, Beginning of
Period..................................     8,199,210      7,780,717
                                          ------------    -----------
Cash and Cash Equivalents, End of.
Period..................................  $  7,780,717    $ 6,797,183
                                          ============    ===========
Supplemental Disclosure of Cash Flow
Information:
Cash paid during the period for  -
Interest................................  $    488,388    $    44,365
                                          ============    ===========
Net income tax payments.................  $    205,322    $   152,260
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

                          TRANSPORTATION CAPITAL CORP.

                                  MAY 29, 1996

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION AND AMORTIZATION

  Depreciation and amortization of furniture, fixtures, office equipment and leasehold improvements is computed using straight-line and accelerated methods at rates adequate to allocate the cost of applicable assets over their estimated useful lives or, if less, the term of the lease. Depreciation and amortization amounted to $4,296 and $1,866 for the year ended December 31, 1995 and period ended May 29, 1996, respectively.

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

NONCASH INVESTING ACTIVITIES

  During the year ended 1995 and period ended May 29, 1996, the Company refinanced loans amounting to $740,826 and $1,696,715, respectively.

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

  Transactions in the allowance for loan losses are summarized as follows:

                                       YEAR ENDED     PERIOD ENDED
                                      DECEMBER 31,       MAY 29,
                                          1995            1996
                                      ------------    ------------
Balance, beginning...................  $  977,850       $642,589
Charge-offs..........................     (61,672)             -
Recoveries...........................      11,617          5,247
Interest income deferred (received)..           -              -
Reduction in allowance...............    (285,206)       (35,419)
                                       ----------       --------
Balance, ending......................  $  642,589       $612,417
                                       ==========       ========

(3)  DEBENTURES PAYABLE TO THE SMALL BUSINESS ADMINISTRATION

  Debentures payable to the SBA at December 31, 1995 and May 29, 1996 consisted of subordinated debentures with the following maturities and interest rates (interest is payable semi-annually):


         PRINCIPAL AMOUNT AT

   DECEMBER 31,            MAY 29,
      1995                  1996       DUE DATE    INTEREST RATE
-------------------      ----------    --------    ----------------
    $1,090,000           $       --    05/07/96    7.375% per annum
     5,640,000            5,640,000    06/01/02    5.000% per annum
    ----------           ----------                through 5/31/97,
    $6,730,000           $5,640,000                8% thereafter
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

                          TRANSPORTATION CAPITAL CORP.

                                  MAY 29, 1996

(5)   INCOME TAXES

  The provisions (benefits) for income taxes are as follows:

                                          YEAR ENDED    PERIOD ENDED
                                          DECEMBER 31,     MAY 29,
                                              1995           1996
                                         -------------  ------------
Net investment income  --
Current  --
Federal................................      $181,347   $ 83,029
State..................................        83,976     31,577
                                             --------   --------
                                             $265,323   $114,606
                                             --------   --------
Deferred  --
Federal................................         3,400       (400)
State..................................         1,000       (100)
                                             --------   --------
                                                4,400       (500)
                                             --------   --------
                                             $269,723   $114,106
                                             ========   ========
Net realized loan (losses) gains  --
 Current  --
Federal................................      $(14,247)  $  1,431
State..................................        (8,152)       859
                                             --------   --------
                                             $(22,399)  $  2,290
                                             ========   ========
Net change in unrealized depreciation
 on loans  --
Deferred  --
Federal................................      $103,700   $  9,300
State..................................        30,200      2,700
                                             --------   --------
                                             $133,900   $ 12,000
                                             ========   ========

  The following is a reconciliation of income taxes at the expected statutory federal income tax to the actual income tax provision (benefit):


                                          YEAR ENDED    PERIOD ENDED
                                          DECEMBER 31,     MAY 29,
                                              1995           1996
                                         -------------  ------------
Net investment Income  --
 Expected federal income tax.........      $212,851       $ 93,277
State income taxes, net of federal...        56,084         21,913
income tax benefit
 Other...............................           788         (1,084)
                                           --------       --------
                                           $269,723       $114,106
                                           ========       ========

                          TRANSPORTATION CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 29, 1996

                                                 YEAR ENDED       PERIOD ENDING
                                                 DECEMBER 31,        MAY 29,
                                                    1995              1996
                                                 ------------     -------------
Net realized loan (losses)gains  --
 Expected federal income tax............          $(17,019)            1,784
 State income taxes, net of federal.....            (5,380)              567
income tax benefit
Other...................................                --               (61)
                                                  --------          --------
                                                  $(22,399)            2,290
                                                  ========          ========
Net change in unrealized depreciation
 on loans  --
 Expected federal income tax............          $113,989            10,258
 State income taxes, net of federal.....            19,932             1,792
income tax benefit
Other...................................               (21)              (50)
                                                  --------           --------
                                                  $133,900            12,000
                                                  ========           ========

    The principal components of the deferred tax asset at December 31, 1995 and May 29, 1996 are as follows:

                                                 DECEMBER 31, 1995                  MAY 29, 1996
                                          -----------------------------   ----------------------------
                                          FEDERAL     STATE     TOTAL     FEDERAL    STATE      TOTAL
                                          --------   -------   --------   --------  -------   --------
Allowance for loan losses...............  $198,800   $57,800   $256,600   $189,480  $55,120   $244,600
Interest................................     2,300       600      2,900      2,450      710      3,160
Depreciation............................    (1,300)     (300)    (1,600)    (1,080)    (315)    (1,395)
                                          --------   -------   --------   --------  -------   --------
                                          $199,800   $58,100   $257,900   $190,850  $55,515   $246,365
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

  Amounts charged to results of operations under this arrangement was $182,815 during the year ended December 31, 1995 and $76,760 during the period ended May 29, 1996.

                          TRANSPORTATION CAPITAL CORP.

                                  MAY 29, 1996

(7)  DIRECTORS' AND OFFICERS' COMPENSATION

  Directors' Compensation amounted to $3,000, and $1,300 and Officers' compensation amounted to $182,709 and $58,170, during the year ended December 31, 1995 and period ended May 29, 1996, respectively.

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

  The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                    DECEMBER 31, 1995        MAY 29, 1996
                                  CARRYING      FAIR        CARRYING    FAIR
                                   AMOUNT       VALUE       AMOUNT      VALUE
                                ----------   ----------  ----------  ----------
Financial assets  --
Loans receivable...........     $9,154,139   $9,154,139  $9,312,331  $9,312,331
Cash and cash equivalents..      7,780,717    7,780,717   6,797,183   6,797,183
Financial liabilities  --
Debentures payable to SBA..      6,730,000    7,189,000   5,640,000   5,954,000

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

                          TRANSPORTATION CAPITAL CORP.

          SCHEDULE OF INVESTMENTS OTHER THAN INVESTMENTS IN AFFILIATES


                                          DECEMBER 31, 1995                               MAY  29, 1996
                            --------------------------------------------  --------------------------------------------
                            NUMBER                                        NUMBER
                            OF       PRINCIPAL                            OF      PRINCIPAL
LOANS BY COLLATERAL TYPE    LOANS    BALANCE    FAIR VALUE   BOOK VALUE   LOANS    BALANCE    FAIR VALUE   BOOK VALUE
--------------------------  -----  -----------  -----------  -----------  -----  -----------  -----------  -----------
MEDALLIONS
New York..................     17  $  797,932   $  797,932   $  797,932      12     618,280      618,280      618,280
Boston....................     80   3,400,557    3,400,557    3,400,557      75   3,131,238    3,131,238    3,131,238
Cambridge.................     45   1,984,198    1,971,598    1,971,598      48   2,291,251    2,287,851    2,287,851
Chicago...................     87   1,647,561    1,647,561    1,647,561      94   2,029,924    2,023,624    2,023,624
Newark....................     12     158,157      156,836      156,836       8      91,342       91,342       91,342
                              ---  ----------   ----------   ----------     ---  ----------   ----------   ----------
Total medallions..........    241   7,988,405    7,974,484    7,974,484     237   8,162,035    8,152,335    8,152,335
NEW YORK RADIO CARS.......     35     599,694      238,198      238,198      32     535,696      201,605      201,605
MINUTEMAN RECEIVABLES.....      3   1,217,371      950,199      950,199       2   1,231,012      962,386      962,386
OTHERS....................      -          --           --           --      --          --           --           --
                              ---  ----------   ----------   ----------     ---  ----------   ----------   ----------
Subtotal..................    279   9,805,470    9,162,881    9,162,881     271   9,928,743    9,316,326    9,316,326
RECEIVABLE FOR
FORECLOSURE EXPENSES......     --      10,144       10,144       10,144      --       8,766        8,766        8,766
UNAPPLIED COLLECTIONS.....      -     (18,886)     (18,886)     (18,886)     --     (12,761)     (12,761)     (12,761)
                              ---  ----------   ----------   ----------     ---  ----------   ----------   ----------
Total loans receivable,
net.......................    279  $9,796,728   $9,154,139   $9,154,139     271  $9,924,748   $9,312,331   $9,312,331
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

  The distribution of loans at May 29, 1996 by rate of interest is as follows:


           NUMBER                BALANCE     INTEREST
           OF LOANS            OUTSTANDING     RATE
           --------            -----------  ---------
              2                 $  106,941       9.50%
              3                    119,292      10.00
              2                    288,838      10.50
             28                  1,326,481      11.00
             38                    667,453      12.00
              2                     52,028      12.50
             66                  1,793,509      13.00
              2                      6,978      13.25
             47                  1,768,645      13.50
              3                     88,268      13.75
             41                  1,942,791      14.00
             11                    157,874      14.25
              5                  1,265,835      14.50
              1                     54,236      14.75
             13                    166,207      15.00
              3                     19,576      15.75
              1                     10,609      16.00
              2                     57,670      16.50
              1                     35,512      16.75
            ---                 ----------
            271                  9,928,743      13.08%
            ===                 ==========

RECEIVABLES FOR FORECLOSURE
EXPENSES.....................        8,766
UNAPPLIED COLLECTIONS........      (12,761)
                                ----------
                                $9,924,748
                                ==========

  The accompanying notes are an integral part of these financial statements.

                          TRANSPORTATION CAPITAL CORP.

                                   MAY 29, 1996


COMPOSITION OF LOAN PORTFOLIO:            BALANCE OUTSTANDING  PERCENT
                                          -------------------  --------
New York medallions.....................         618,280          6.22%
New York radios and others..............         535,696          5.40
New York minuteman receivables..........       1,231,012         12.40
Newark medallions.......................          91,342          0.92
Boston medallions.......................       3,131,238         31.54
Cambridge medallions....................       2,291,251         23.08
Chicago medallions......................       2,029,924         20.44
                                              ----------        ------
-   Total composition of loan portfolio.      $9,928,743        100.00%
                                              ==========        ======

   The accompanying notes are an integral part of these financial statements.

                   SCHEDULE OF LOANS TO SMALL BUSINESS CONCERNS

                                DECEMBER 31, 1995

  The distribution of loans at December 31, 1995 by rate of interest is as follows:

                 NUMBER                     BALANCE     INTEREST
                OF LOANS                  OUTSTANDING     RATE
                --------                  ------------  ---------
                   2....................   $  115,650       9.50%
                   3....................      125,384      10.00
                   10...................      361,560      11.00
                   51...................    1,231,411      12.00
                   2....................       64,923      12.50
                   48...................    1,234,511      13.00
                   4....................       22,065      13.25
                   50...................    1,740,372      13.50
                   5....................      210,120      13.75
                   50...................    2,516,760      14.00
                   18...................      393,213      14.25
                   6....................    1,254,777      14.50
                   1....................       55,707      14.75
                   16...................      217,328      15.00
                   2....................       65,072      15.50
                   4....................       27,918      15.75
                   1....................       13,296      16.00
                   2....................       61,934      16.50
                   3....................       88,006      16.75
                   1....................        5,463      17.00
                  ---                      ----------
                  279...................    9,805,470      13.46
                  ===                      ==========

RECEIVABLES FOR FORECLOSURE
EXPENSES................................       10,144
UNAPPLIED COLLECTIONS...................      (18,886)
                                           ----------
                                           $9,796,728
                                           ==========
                                            BALANCE
     COMPOSITION OF LOAN PORTFOLIO        OUTSTANDING    PERCENT
     -----------------------------        -----------    -------

New York medallions.....................   $  797,932       8.14
New York radios and others..............      599,694       6.12
New York minuteman receivables..........    1,217,371      12.41
Newark medallions.......................      158,157       1.61
Boston medallions.......................    3,400,557      34.68
Cambridge medallions....................    1,984,198      20.24
Chicago medallions......................    1,647,561      16.80
                                           ----------     ------
-   Total composition of loan portfolio.   $9,805,470     100.00%
                                           ==========     ======


   The accompanying notes are an integral part of these financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MEDALLION FINANCIAL CORP.

                                By:  /s/ Daniel F. Baker
                                     -------------------
                                Daniel F. Baker
                                Treasurer and Chief Financial Officer

Date:  March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURES                                        Title                              Date
             ----------                                        -----                              ----

/s/ Alvin Murstein                            Chairman of the Board of Directors and         March 31, 1998
-------------------------------------         Chief Executive Officer
Alvin Murstein

/s/ Daniel F. Baker                           Treasurer and Chief Financial Officer          March 31, 1998
-------------------------------------
Daniel F. Baker

/s/ Andrew Murstein                           President and Director                         March 31, 1998
-------------------------------------
Andrew Murstein

/s/ Mario Cuomo                               Director                                       March 31, 1998
-------------------------------------
Mario Cuomo

/s/ Stanley Kreitman                          Director                                       March 31, 1998
-------------------------------------
Stanley Kreitman

                                              Director                                       March 31, 1998
-------------------------------------
David L. Rudnick


/s/ Benjamin Ward                             Director                                       March __, 1998
-------------------------------------
Benjamin Ward

                                              Director                                       March __, 1998
-------------------------------------
Frederick S. Hammer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER DESCRIPTION

3.1     Medallion Financial Corp. Restated Certificate of Incorporation.
        Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

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

4.5 Debenture due June 1, 2004 in the amount of $4,600,000 issued by Edwards Capital Company and payable to Chemical Bank under the Amended Trust Agreement. Filed a Exhibit f.6 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.6 Debenture due September 1, 2004 in the amount of $5,100,000 issued by Edwards Capital Company and payable to Chemical Bank under the Amended Trust Agreement. Filed as Exhibit f.7 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.7 Letter Agreement, dated September 8, 1992, between the U.S. Small Business Administration and Edwards Capital Company regarding limit on incurrence of senior indebtedness, as amended on January 17, 1996. Filed as Exhibit f.8 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein. Letter dated September 19, 1996 from the U.S. Small Business Administration to Edwards Capital Corp. amending such Letter Agreement was filed as
        Exhibit 4.7 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and is incorporated by reference herein.

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

10.6    Loan Agreement dated as of March 27, 1992 among Medallion Funding
        Corp., the banks signatory thereto and NatWest Bank N.A. (formerly National Westminster Bank USA), as amended March 31, 1993, September 29, 1993, March 31, 1994, September 29, 1995 and March 28, 1996. Filed as Exhibit k.19 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein. Amendment Five dated January 28, 1997 amending such Loan Agreement was filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and is incorporated by reference herein.

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

10.13 Stock Purchase Agreement among Medallion Financial Corp., Transportation Capital Corp., LNC Investments, Inc., Leucadia, Inc. and Leucadia National Corporation, dated February 12, 1996. Filed as Exhibit k.1 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

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

10.16 Amendment Number 1 to Stock Purchase Agreement among Medallion Financial Corp. Transportation Capital Corp., LNC Investments, Inc., Leucadia, Inc. and Leucadia National Corporation dated April 30, 1996. Filed as Exhibit k. (i) to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

10.17 Amendment Number 1 to Asset Purchase Agreement between Medallion Financial Corp. and Edwards Capital Company dated April 30, 1996. Filed as Exhibit k.2(i) to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

10.18 Sub-Advisory Agreement between Medallion Financial Corp. and FMC Advisers, Inc. dated May 29, 1996. Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

10.19 Employment Agreement between Medallion Financial Corp. and Alvin Murstein dated May 29, 1996. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

10.20 Employment Agreement between Medallion Financial Corp. and Andrew Murstein dated May 29, 1996. Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

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

10.23 Security Agreement dated October 31, 1996 between First Bank of the Americas and Edwards Capital Corp. Filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

10.24 Master Grid Note (Secured Revolving Line of Credit) dated October 31, 1996 in the amount of $3,000,000 from Edwards Capital Corp. payable to First Bank of the Americas. Filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

10.25 Letter Agreement dated December 1, 1996 between Fleet Bank, N.A. and Medallion Financial Corp., as amended February 10, 1997. Filed as
        Exhibit 10.25 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

10.26 Revolving Credit Note dated December 1, 1996 in the amount of $6,000,000 from Medallion Financial Corp. payable to Fleet Bank, N.A., endorsed by Endorsement No. 1 dated February 10, 1997. Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

10.27 Security Agreement dated December 1, 1996 between Fleet Bank, N.A. and Medallion Financial Corp. Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

10.28 Revolving Credit Note dated January 28, 1997 in the amount of $25,000,000 from Medallion Funding Corp. payable to Fleet Bank, N.A. Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

10.29 Revolving Credit Note dated January 28, 1997 in the amount of $22,500,000 from Medallion Funding Corp. payable to The First National Bank of Boston. Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

10.30 Revolving Credit Note dated January 28, 1997 in the amount of $15,000,000 from Medallion Funding Corp. payable to Harris Trust and Savings Bank. Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

10.31 Revolving Credit Note dated January 28, 1997 in the amount of $12,500,000 from Medallion Funding Corp. payable to Bank of Tokyo-Mitsubishi Trust Company. Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

10.32 Revolving Credit Note dated January 28, 1997 in the amount of $10,000,000 from Medallion Funding Corp. payable to Israel Discount Bank of New York. Filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

10.33 Revolving Credit Note dated January 28, 1997 in the amount of $10,000,000 from Medallion Funding Corp. payable to European American Bank. Filed as Exhibit 10.33 to the Company's

       Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

10.34 Revolving Credit Note dated January 28, 1997 in the amount of $10,000,000 from Medallion Funding Corp. payable to Bank Leumi Trust Company of New York. Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

10.35 Letter Agreement, dated February 21, 1997, between Medallion Funding Corp. and the U.S. Small Business Administration regarding the conversion of Medallion Funding Corp. from a specialized small business investment company to a small business investment company. Filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

10.36 Letter Agreement, dated February 21, 1997, between Transportation Capital Corp. and the U.S. Small Business Administration regarding the conversion of Transportation Capital Corp. from a specialized small business investment company to a small business investment company. Filed as
       Exhibit 10.36 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

10.37 Agreement between Medallion Taxi Media, Inc. and Metropolitan Taxicab Board of Trade, Inc. dated March 6, 1997. Filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

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

10.42 Medallion Financial Corp. Dividend Reinvestment Plan. Filed as Exhibit e to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

10.43 Medallion Financial Corp. 1996 Stock Option Plan. Filed as Exhibit i.1 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

10.44 Medallion Financial Corp. 1996 Non-Employee Directors Stock Option Plan. Filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

10.45 Letter Agreement dated April 18, 1997 between MFC and The Chase Manhattan Bank relating to an interest rate cap transaction in the amount of $10,000,000. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated by reference herein.

10.46 Letter Agreement dated May 9, 1997 between MFC and Fleet National Bank ("Fleet") relating to an interest rate cap transaction in the amount of $10,000,000. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated by reference herein.

10.47 Letter Agreement dated May 12, 1997 between MFC and Fleet relating to an interest rate cap transaction in the amount of $10,000,000. Filed as
       Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated by reference herein.

10.48  Employment Agreement dated August 29, 1997 between the Company and Allen
       S. Greene. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated by reference herein.

10.49 Asset Purchase Agreement dated as of August 20, 1997 among the Company, BLI Acquisition Co., LLC, Business Lenders, Inc., Thomas Kellogg, Gary Mullin, Penn Ritter and Triumph-Connecticut, Limited Partnership (including all exhibits thereto - schedules omitted). Filed as Exhibit
       10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated by reference herein.

10.50 Amended and Restated Loan Agreement, dated as of December 24, 1997, by and among Medallion Funding Corp., the lenders party thereto, Fleet Bank, National Association as Swing Line Lender, Administrative Agent and Collateral Agent and The Bank of New York as Documentation Agent with Fleet Bank, National Association as Arranger. Filed herewith.

10.51 Revolving Credit Note dated December 24, 1997 in the amount of $30,000,000 from Medallion Funding Corp. payable to Fleet Bank, National Association. Filed herewith.

10.52 Revolving Credit Note dated December 24, 1997 in the amount of $30,000,000 from Medallion Funding Corp. payable to The Bank of New York. Filed herewith.

10.53 Revolving Credit Note dated December 24, 1997 in the amount of $30,000,000 from Medallion Funding Corp. payable to BankBoston, N.A. Filed herewith.

10.54 Revolving Credit Note dated December 24, 1997 in the amount of $20,000,000 from Medallion Funding Corp. payable to Harris Trust and Savings Bank. Filed herewith.

10.55 Revolving Credit Note dated December 24, 1997 in the amount of $20,000,000 from Medallion Funding Corp. payable to Bank Tokyo - Mitsubishi Trust Company. Filed herewith.

10.56 Revolving Credit Note dated December 24, 1997 in the amount of $15,000,000 from Medallion Funding Corp. payable to Israel Discount Bank of New York. Filed herewith.

10.57 Revolving Credit Note dated December 24, 1997 in the amount of $15,000,000 from Medallion Funding Corp. payable to European American Bank. Filed herewith.

10.58 Revolving Credit Note dated December 24, 1997 in the amount of $15,000,000 from Medallion Funding Corp. payable to Bank Leumi USA. Filed herewith.

10.59 Revolving Credit Note dated December 24, 1997 in the amount of $20,000,000 from Medallion Funding Corp. payable to The Chase Manhattan Bank. Filed herewith.

10.60 Swing Line Note dated December 24, 1997 in the amount of $5,000,000 from Medallion Funding Corp. payable to Fleet Bank, National Association. Filed herewith.

10.61 Amended and Restated Security Agreement, dated as of December 24, 1997, between Medallion Funding Corp., as Debtor and Fleet Bank, N.A., as Agent and Secured Party for the benefit of the Banks and Swing Line Lender signatory to the Amended and Restated Loan Agreement, dated as of December 24, 1997, among Medallion Funding Corp., the banks signatory thereto, the Swing Line Lender, The Bank of New York as Documentation Agent and Fleet Bank, N.A. as Arranger and Agent and the Holders of Commercial Paper issued by Medallion Funding Corp. Filed herewith.

10.62 First Amendment, dated as of February 5, 1998, to Amended and Restated Loan Agreement, dated as of December 24, 1997, by and among Medallion Funding Corp., the lenders party thereto, Fleet Bank, National Association as Swing Line Lender, Administrative Agent and Collateral Agent and The Bank of New York as Documentation Agent with Fleet Bank, National Association as Arranger. Filed herewith.

10.63 Amendment No. 1, dated as of March 12, 1998, to Amended and Restated Security Agreement, dated as of December 24, 1997, between Medallion Funding Corp., as Debtor and Fleet Bank, N.A., as Agent and Secured Party for the benefit of the Banks and Swing Line Lender signatory to the Amended and Restated Loan Agreement, dated as of December 24, 1997, among Medallion Funding Corp., the banks signatory thereto, the Swing Line Lender, The Bank of New York as Documentation Agent and Fleet Bank, N.A. as Arranger and Agent and the Holders of Commercial Paper issued by Medallion Funding Corp. Filed herewith.

10.64 Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed herewith.

10.65 Third Amendment, dated December 22, 1997, to Letter Agreement, dated as of December 1, 1996. between Medallion Financial Corp. and Fleet Bank, National Association. Filed herewith.

10.66 Endorsement No. 3, dated December 22, 1997, to Revolving Credit Note dated December 1, 1996 in the amount of $6,000,000 from Medallion Financial Corp. payable to Fleet Bank, N.A. Filed herewith.

21     List of Subsidiaries.  Filed herewith.

23.1 Consent of Arthur Andersen LLP relating to its report concerning Medallion Financial Corp. dated February 25, 1998. Filed herewith.

23.2 Consent of Arthur Andersen LLP relating to its reports concerning Edwards Capital Corp., Transportation Capital Corp. and Tri-Magna Corporation dated March 26, 1997. Filed herewith.

27    Medallion Financial Corp. Financial Data Schedule.  Filed herewith.