Form 10-Q
period 1998-03-31
MEDALLION FINANCIAL CORP
filed 1998-05-15
CIK 1000209

================================================================================



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

(Mark One)


   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended March 31, 1998



                                      OR



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


                   437 MADISON AVE, NEW YORK, NEW YORK 10022
              (Address of principal executive offices) (Zip Code)



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

                      Yes   X    No
                           ---       ---

   Number of shares of Common Stock outstanding at the latest practicable date, April 30, 1998:


               Class Outstanding        PAR VALUE     SHARES OUTSTANDING
               -----------------        ---------     ------------------

Common Stock........................      $.01             12,882,996



================================================================================

                           MEDALLION FINANCIAL CORP.
                                   FORM 10-Q
                                MARCH 31, 1998


                                     INDEX


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION


Item 1.  Basis of Preparation...............................................  3
           Medallion Financial Corp. Consolidated Balance Sheets
             at March 31, 1998 and December 31, 1997........................  4
           Medallion Financial Corp. Consolidated Statement of
             Operations for the three months ended March 31, 1998 and 1997.. 5 Medallion Financial Corp. Consolidated Statement of Cash
             Flows for the three months ended March 31, 1998 and 1997.......  6
           Notes to Consolidated Financial Statements.......................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 12
           General.......................................................... 12
           Consolidated Results of Operations (for the three months
             ended March 31, 1998 and 1997)................................. 15
           Asset/Liability Management....................................... 18
           Liquidity and Capital Resources.................................. 19
           Investment Considerations........................................ 21

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................... 24

Signatures.................................................................. 25

                                    PART I

                             FINANCIAL INFORMATION


ITEM. 1   BASIS OF PREPARATION


  Medallion Financial Corp. (the "Company") was incorporated in Delaware in 1995 and commenced operations on May 29, 1996 in connection with the closing of its initial public offering (the "Offering") and the simultaneous acquisitions (the "Acquisitions") of Medallion Funding Corp. ("MFC"), Edwards Capital Company ("Edwards"), Transportation Capital Corp. ("TCC") and Medallion Taxi Media, Inc. ("Media"). Media and MFC were subsidiaries of Tri-Magna Corporation ("Tri-Magna") which was merged into the Company. The Company's acquisition of these businesses in connection with the Offering and the resulting two-tier structure were effected pursuant to an order of the Securities and Exchange Commission (the "Commission") (Release No. I.C. 21969, May 21, 1996) ("the "Acquisition Order") and the approval of the U.S. Small Business Administration (the "SBA").

  The financial information included in this report is divided into two sections. The first section, Item 1, includes the unaudited consolidated balance sheet of the Company as of March 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the three months ending March 31, 1998 and 1997. Item 1 also sets forth the audited consolidated balance sheet of the Company as of December 31, 1997. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations and sets forth an analysis of the financial information included in Item 1 for the three months ended March 31, 1998 and 1997

  The consolidated balance sheet of the Company as of March 31, 1998, the related statements of operations, stockholders' equity and cash flows for the three months ended March 31, 1998 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1997.

                                      MEDALLION FINANCIAL CORP.
                                     CONSOLIDATED BALANCE SHEETS
                               AT MARCH 31, 1998 and DECEMBER 31, 1997

                                                                  March 31,        December 31,
                                                                     1998              1997
                                                                   --------          --------
ASSETS                                                           (Unaudited)
   Investments :
     Medallion loans                                           $ 241,521,796       $ 225,961,249
     Commercial installment loans                                 66,092,738          62,763,197
                                                               -------------       -------------
   Net investments                                               307,614,534         288,724,446
   Investment in unconsolidated subsidiary
                                                                  1,295,814            1,140,424
                                                               -------------       -------------
         Total investments                                      308,910,348          289,864,870
                                                               -------------       -------------
   Cash                                                            4,874,704           2,529,613
   Accrued interest receivable                                     3,256,261           2,934,840
   Receivable from sale of loans                                   4,454,464           2,862,981
   Fixed assets, net                                                 743,859             356,206
   Goodwill, net                                                   5,965,897           6,082,515
   Servicing fee receivable                                        1,840,709           1,671,415
   Other assets                                                    4,229,803           3,742,204
                                                               -------------       -------------
         Total assets                                          $ 334,276,045       $ 310,044,644
                                                               =============       =============
LIABILITIES
   Accounts payable                                                1,430,421      $    4,410,508
   Accrued expenses                                                1,728,694           2,439,714
   Dividends payable                                                       -           3,594,402
   Accrued interest payable                                        1,090,442             773,194
   Notes payable to banks and demand notes                       129,600,000         137,750,000
   Commercial paper                                               35,645,422                   -
   SBA debentures payable                                         27,890,000          27,890,000
                                                               -------------       -------------
         Total liabilities                                       197,384,979         176,857,818
                                                               -------------       -------------
   Negative goodwill, net                                          1,614,716           1,795,316
                                                               -------------       -------------

   Commitments and contingencies (Note 6)

SHAREHOLDERS' EQUITY (Note 1)
  Preferred Stock (1,000,000 shares of $.01 par                            -                   -
    value stock authorized-none outstanding)
  Common stock (15,000,000 shares of $.01 par value stock
    authorized-12,883,596 and 12,880,296 shares
    outstanding at March 31, 1998 and December 31, 1997,             128,836             128,803
    respectively)
    Capital in excess of par value                               130,426,341         130,378,936
    Accumulated undistributed income                               4,721,173             883,771
                                                               -------------       -------------
         Total shareholders' equity                              135,276,350         131,391,510
                                                               -------------       -------------
         Total liabilities and shareholders' equity            $ 334,276,045       $ 310,044,644
                                                               =============       =============
Diluted number of common shares                                   12,980,707          11,157,544
                                                                  ==========          ==========
Net asset value per share                                             $10.42              $11.78
                                                                      ======              ======


    See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 and 1997
                                  (Unaudited)

                                                                Three Months         Three Months
                                                                   Ended                Ended
                                                               March 31, 1998       March 31, 1997
                                                               --------------       --------------
Investment income:
    Interest income on investments                              $8,020,714            $4,885,264
                                                                ----------           -----------
  Total investment income                                        8,020,714             4,885,264
                                                                ----------           -----------
  Interest expense:
    Notes payable to banks                                       2,653,219             1,886,325
    SBA debentures                                                 551,256               542,327
                                                                ----------           -----------
  Total interest expense                                         3,204,475             2,428,652
                                                                ----------           -----------
  Net interest income                                            4,816,239             2,456,612
                                                                ----------           -----------
  Non-interest income:
    Equity in earnings of unconsolidated subsidiary                155,390                 4,953
    Accretion of negative goodwill                                 180,600               180,600
    Gain on sale of loans                                          680,934                     -
    Other income                                                   294,526               255,810
                                                                ----------           -----------
  Total non-interest income                                      1,311,450               441,363
                                                                ----------           -----------
  Expenses:
    Administrative and advisory fees                                56,504                56,757
    Professional fees                                              155,700               168,299
    Salaries and benefits                                        1,139,376               353,017
    Other operating expenses                                       818,192               447,206
    Amortization of goodwill                                       116,619               105,060
                                                                ----------           -----------
  Total expenses                                                 2,286,391             1,130,339
                                                                ----------           -----------

  Net investment income                                          3,841,298             1,767,636

  Change in net unrealized depreciation                                  -                     -
  Net realized gain (loss) on investments                          (3,896)                31,700
                                                                ----------           -----------
  Net increase in net assets resulting from operations         $ 3,837,402           $ 1,799,336
                                                                ==========           ===========

  Net increase in net assets resulting from operations
     per common share
     Basic                                                         $  0.30               $  0.22
                                                                   =======               =======

     Diluted                                                       $  0.30               $  0.22
                                                                   =======               =======

Weighted average common shares outstanding:
   Basic Average Shares                                         12,881,676             8,250,000
                                                                ==========             =========
   Diluted Average Shares                                       12,980,707             8,298,223
                                                                ==========             =========

    See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 and 1997
                                  (Unaudited)

                                                                                 Three Months                Three Months
                                                                                     Ended                      Ended
                                                                                March 31, 1998              March 31, 1997
                                                                                --------------              --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                        $     3,837,402             $     1,799,336
 Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
     Depreciation and amortization                                                    52,350                      16,855
     Increase in equity in earnings of unconsolidated subsidiary                    (155,390)                     (4,953)
     Amortization of goodwill                                                        116,618                     105,060
     Decrease (increase) in accrued interest receivable                            (321,421)                   (104,793)
     Decrease (increase) in other assets                                           (476,323)                 (1,486,512)
     Increase (decrease) in accounts payable and accrued expenses                (3,691,107)                     248,675
       Decrease in receivable from sale of loans                                 (1,591,483)                           -
       Increase in servicing fee receivable                                        (223,294)                           -
     Accretion of negative goodwill                                                (180,600)                   (180,600)
     Increase in accrued interest payable                                            317,248                     175,409
                                                                                ------------                ------------
         Net cash provided by (used for) operating activities                    (2,316,000)                     568,477
                                                                                ------------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Originations of investments                                                   (60,611,932)                (44,067,849)
  Proceeds from sales and maturities of investments                               41,721,844                  36,296,171
  Capital expenditures                                                             (397,279)                    (16,543)
                                                                                ------------                ------------

        Net cash provided by (used for) investing activities                    (19,287,367)                 (7,788,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (Payments of) notes payable to banks                             (8,150,000)                   9,900,000
  Proceeds from issuance of commercial paper                                      35,645,422                           -
  Proceeds from exercise of stock options                                             47,438                           -
  Payment of declared dividends to current stockholders                          (3,594,402)                 (1,732,500)
                                                                                ------------                ------------
       Net cash provided by (used for) financing activities                       23,948,458                   8,167,500
                                                                                ------------                ------------

NET INCREASE (DECREASE) IN CASH                                                    2,345,091                     947,756

CASH beginning of period                                                           2,529,613                   1,664,603
                                                                                ------------                ------------
CASH end of period                                                           $     4,874,704             $     2,612,359
                                                                                ============                ============

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                                   $     2,887,227             $     2,253,243
                                                                                ============                ============



    See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)


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

  MFC, Edwards and TCC are closed-end management investment companies registered under the 1940 Act and are each licensed as a small business investment company
(SBIC) by the SBA. As an adjunct to the Company's taxicab medallion finance business, Media operates a taxicab rooftop advertising business. The Company decided to merge all of the assets and liabilities of Edwards and TCC into MFC subject to the approval of the SBA. As of March 31, 1998, the Company is awaiting such approval from the SBA.

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

  Under the 1940 Act and the Small Business Investment Act of 1958 and regulations thereunder (the "SBIA"), the Company's long-term loans are considered investments and are recorded at their fair value. Since no ready market exists for these loans, fair value is determined by the Board of Directors in good faith. In determining fair value, the Company and the Board of Directors take into consideration factors including the financial condition of the borrower, the adequacy of the collateral, and the relationships between market interest rates and portfolio interest rates and maturities. Loans are valued at cost less unrealized depreciation.. Any change in the fair value of the Company's investments as determined by the Board of Directors is reflected in net unrealized depreciation of investments. Total unrealized depreciation was $2,233,717 on total investments of $307,614,534 and $288,724,446 at March 31,
1998 and December 31, 1997, respectively, of which $1,522,417 existed at the date of the Company's acquisitions. The Board of Directors have determined that this valuation approximates fair value.

  On February 4, 1998, the Company announced the execution of a definitive agreement to acquire certain assets and assume certain liabilities of VGI, VGII and Venture Opportunities Corp., an SBIC lender headquartered in New York City, for an aggregate purchase price of approximately $19 million. The consummation of this transaction is subject to approval by the SBA. Moreover, on March 9, 1998, the Company announced the execution of a definitive agreement to acquire Capital Dimensions, Inc. (CDI), an SSBIC lender, headquartered in Minneapolis, MN. The stock for stock transaction is structured as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and is expected to be treated as a pooling of interests for accounting purposes. Based on the closing price of the Company's stock on March 8, 1998, the transaction would be valued at approximately $30 million. The consummation of this agreement is subject certain regulatory approvals, including approval by the SBA. The Company expects both transactions to close during the second quarter of 1998.

  In 1997 the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. In accordance with Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). The dilutive effect of potential common shares in 1997, consisting of outstanding stock options is determined using the treasury method in accordance with SFAS No. 128. Basic and fully diluted EPS for the three months ended March 31, 1998 and 1997 are as follows:

                                                March 31, 1998                                    March 31, 1997
 ................................................................................................................................
(Dollars in thousands, except       Income           Shares        Per Share         Income           Shares         Per Share
shares and per share amounts)                                        Amount                                           Amount
--------------------------------------------------------------------------------------------------------------------------------
Net Income                      $      3,837                                     $      1,799

Basic EPS:

Income available to common             3,837       12,881,676    $       .30            1,799        8,250,000    $      .22
stockholders

Effect of dilutive options

Stock options                                          99,031                                           48,223

Diluted EPS:

Income available to common             3,837       12,980,707    $       .30            1,799        8,298,223    $      .22
stockholders

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is to become effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. Reclassification of financial statements of earlier periods presented for comparative purposes is required. The Company has adopted this statement and it does not have a significant impact on the Company's financial position or results of operations.


(3)  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY


  The Company's investment in Media is accounted for under the equity method because as a non-investment company, Media cannot be consolidated with the Company which is an investment company under the 1940 Act. Financial information presented for Media includes the balance sheets as of March 31, 1998 and December 31, 1997 and unaudited statement of operations for the three months ended March 31, 1998 and 1997:

                                              March 31,      December 31,
                                                 1998             1997
                                               -------          -------

Cash                                         $1,054,795      $   594,377
Accounts receivable                             966,390          700,392
Equipment, net                                1,399,905        1,422,284
Other                                           465,017          533,541
                                             ----------       ----------
        Total assets                         $3,886,107       $3,250,594
                                             ==========       ==========

Notes payable to parent                      $2,028,699        1,555,637
Accounts payable and accrued expenses           190,975          283,915
Federal income taxes payable                    262,000          162,000
                                             ----------       ----------
        Total liabilities                     2,481,674        2,001,552

Equity                                        1,001,000        1,001,000
Retained earnings                               403,433          248,042
                                             ----------       ----------
        Total equity                          1,404,433        1,249,042
                                             ----------       ----------

Total liabilities and shareholders' equity   $3,886,107       $3,250,594
                                             ==========       ==========



                                      Three Months              Three Months
                                          Ended                    Ended
                                        March 31,                 March 31,
Statement of Operations                   1998                     1997
--------------------------         -----------------         ----------------

Advertising revenue                    $ 1,457,010              $   451,056
Cost of service                            535,843                  178,587
                                       -----------              -----------
Gross margin                               921,167                  272,469
Other operating expenses                   665,777                  267,516
                                       -----------              -----------
Income before taxes                        255,390                    4,953
Income taxes                               100,000                        -
                                       -----------              -----------
Net income                            $    155,390              $     4,953
                                       ===========              ===========


    (4)  Debt

            The table below summarizes the various debt agreements the Company had outstanding at March 31, 1998 and December 31, 1997:

                                       March 31, 1998       December 31, 1997
                                       --------------       -----------------
Notes payable to banks:
  Total facilities                       $228,000,000            $228,000,000
  Maturity of facilities                    6/98-6/99               1/98-6/99
  Total amounts outstanding            $  129,600,000           $ 137,750,000
                                       ==============       =================

SBA debentures payable                  $  27,890,000           $  27,890,000
                                        =============           =============

  Maturity                                  6/98-9/04               6/98-9/04

  Under the revolving credit agreement between MFC and its lenders, as amended, MFC is required to maintain minimum tangible net assets of $45,000,000 and certain financial ratios. The Company believes that MFC was in compliance with such requirements at March 31, 1998.


(5)  COMMERCIAL PAPER


  On March 13, 1998, MFC entered into a commercial paper agreement with Salomon Smith Barney to sell up to an aggregate principal amount of $195 million in secured commercial paper through private placements pursuant to Section 4(2) of the Securities Act of 1933. Amounts outstanding at any time under the program are limited by certain covenants, including a requirement that MFC retain an investment grade rating from at least two of the four rating agencies, and borrowing base calculations set forth in MFC's syndicated credit facilities, which act as a backup to the commercial paper program on a pari passu basis. The commercial paper program has no specified maturity and may be terminated by the Company at any time. As of March 31, 1998, MFC had $35,645,422 outstanding at a weighted average interest rate of 5..95%


(6)  SUBSEQUENT EVENTS


  On May 6, 1998, MFC declared a dividend payable to the Company in the amount of $250 per share payable on May 6, 1998 (aggregating $1,664,750), Edwards declared a dividend payable to the Company in the amount of $7,650 per share payable on May 6, 1998 (aggregating $765,000) and TCC declared a dividend payable to the Company in the amount of $1,590 per share payable on May 6, 1998 (aggregating $159,000). With the proceeds of these dividends, on May 6, 1998 the Company declared a dividend in the amount of $0.28 per share (aggregating $3,608,162) payable on May 27, 1997 to the stockholders of record on May 18, 1997.

  MFC entered into an interest rate cap agreement on April 7, 1998, limiting the Company's maximum LIBOR exposure on $20,000,000 of MFC's revolving credit facility to 6.5% until September 30, 1999 and 7.0% until March 30, 2001. The total premium of $64,000 paid under the agreement is being amortized over the term of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In addition, this Management's Discussion and Analysis contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section.


GENERAL

  The Company's principal activity is the origination and servicing of loans secured by taxicab medallions ("Medallion Loans") and loans to small businesses secured by equipment and other suitable collateral ("Commercial Installment Loans"). The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets consisting primarily of Medallion Loans and Commercial Installment Loans, and the interest paid on interest-bearing liabilities consisting primarily of credit facilities with bank syndicates, secured commercial paper and subordinated debentures issued to or guaranteed by the SBA. Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Net interest income is affected by economic, regulatory and competitive factors that influence interest rates, loan demand and the availability of funding to finance the Company's lending activities. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities.


  Trend in Loan Portfolio Yield. The Company's investment income is driven by the principal amount of and yields on Medallion Loans and Commercial Installment Loans. The following table illustrates the Company's weighted average portfolio yield at the dates indicated:

                                                  December 31, 1997                       March 31, 1998
                                          Weighted                    Percentage      Weighted                    Percentage
                                          Average      Principal      of Total        Average       Principal     Of Total
                                          Yield        Amounts        Portfolio       Yield         Amounts       Portfolio
                                          -----        -------        ---------       -----         -------       ---------
Medallion Loan Portfolio                   9.28%     $225,961,249        78.3%         9.18%      $241,521,796       78.5%
Commercial Installment Loan Portfolio     12.60        62,763,197        21.7         12.63         66,092,738       21.5
                                                       ----------        ----                       ----------       ----
Total Portfolio                           10.02      $288,724,446        100.0%        9.93       $307,614,534      100.0%
                                                     ============        =====                    ============      =====

  The weighted average yield e.o.p./1/ of the Medallion Loan portfolio decreased 10 basis points from 9.28% at December 31, 1997 to 9.18% at March 31, 1998. Medallion Loans constituted 78.3% of the total portfolio of $288.7 million at December 31, 1997 and 78.5% of the total portfolio of $307.6 million at March 31, 1998. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. To offset the resulting decline in investment income, the Company increased the origination of loans with shorter interest rate maturity dates, thereby reducing the Company's interest rate risk exposure. The Company believes that this time period varies to some extent as a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to prepay in a rising interest rate environment. As a result of this decline in the Medallion Loan portfolio yield, the weighted average yield e.o.p. of the entire portfolio decreased nine basis points from 10.02% at December 31, 1997 to 9.93% at March 31, 1998.

  The Company had been shifting the portfolio mix toward a higher percentage of Commercial Installment Loans, which historically have had a yield of approximately 350 basis points higher than the Company's Medallion Loans and 250 to 600 basis points higher than the Prime Rate; however, the Company was able to grow the the Medallion Loan portfolio faster than anticipated. The weighted average yield e.o.p. of the Commercial Installment Loan portfolio increased three basis points from 12.60% at December 31, 1997 to 12.63% at March 31, 1998. While the percentage of the entire portfolio composed of Commercial Installment Loans decreased from 21.7%, or $62.7 million, at December 31, 1997 to 21.5%, or $66.1 million at March 31, 1998, the Company intends to try to increase both the percentage of Commercial Installment Loans in the total portfolio and the number of floating rate loan originations.

  Trend in Interest Expense. The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates, secured commercial paper and, to a lesser degree, fixed-rate, long-term subordinated debentures issued to or guaranteed by the SBA. In recent years, the Company has reduced its reliance on SBA financing and increased the relative proportion of bank debt to total liabilities. SBA financing can offer very attractive rates, but such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the Small Business Investment Act of 1958, as amended (the "SBIA") and SBA Regulations through subsidiaries already subject to SBA restrictions. The Company believes that its transition to financing its operations primarily with short-term LIBOR-based bank debt and commercial paper has generally decreased its interest expense thus far, but has also increased the Company's exposure to the risk of increases in market interest rates which the Company attempts to mitigate with certain matching strategies.


--------------------
/1/ e.o.p. or "end of period," indicates that a calculation is made at the date indicated rather than for the period then ended.

The Company also expects that net interest income should increase as the Company issues more commercial paper in lieu of bank debt and will thus permit an increase in the size of the loan portfolio. At the present time commercial paper is generally priced at approximately 50 basis points below the rate charged under the Company's revolving credit facilities. At December 31, 1997 and March 31, 1998, short-term LIBOR-based debt constituted 83.2% and 67.1% of total debt, respectively. At March 31, 1998, commercial paper constituted 18.5% of total debt. The Company began issuing commercial paper on March 16, 1998.

  The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium to LIBOR paid by the Company on its LIBOR-based debt and secured commercial paper, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 1-180 days. The Company's subordinated debentures issued to or guaranteed by the SBA typically have terms of ten years. The Company's cost of funds reflects fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the 90- and 180-day LIBOR (the "LIBOR Benchmark"). The Company's average cost of funds e.o.p. decreased from 7.16% or 133 basis points over the LIBOR Benchmark of 5.83% at December 31, 1997 to 6.67%, or 96 basis points over the LIBOR Benchmark of 5.71% at March 31, 1998.

  Taxicab Rooftop Advertising. In connection with its Medallion Loan finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media's revenue is affected by the number of taxicab rooftop advertising displays ("Displays") that it owns and the occupancy rate and advertising rate of those Displays. At March 31, 1998, Media had approximately 3,600 installed Displays The Company expects that Media will continue to expand its operations. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company because Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies, such as Media, with investment companies, such as the Company.

  Factors Affecting Net Assets. Factors which affect the Company's net assets include net realized gain/loss on investments and change in net unrealized depreciation of investments. Net realized gain/loss on investments is the difference between the proceeds derived upon foreclosure of a loan and the cost basis of such loan. Change in net unrealized depreciation of investments is the amount, if any, by which the Company's estimate of the fair market value of its loan portfolio is below the cost basis of the loan portfolio. Under the 1940 Act and the SBIA, the Company's loan portfolio must be recorded at fair market value or "marked to market." Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of its loan portfolio to reflect the Company's estimate of the current realizable value of the loan portfolio. Since no ready market exists for the Company's loans, fair market value is subject to the good faith determination of the Company. In determining such value, the Company takes into consideration factors such as the financial condition of its borrowers, the adequacy of its collateral and the relationships between current and projected market rates of interest and portfolio rates of interest and maturities. Any change in the fair value of portfolio loans as determined by the Company is reflected in net unrealized depreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income. Therefore, if recent increases in prevailing interest rates lead to a trend of higher interest rates, net increase in net assets resulting from operations could decline. Upon the completion of the Acquisitions on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair market value, which included $1.5 million of net unrealized depreciation, as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting. From December 31, 1997 through March 31, 1998 there was no change in net unrealized depreciation of investments. Application of the "marked to market" policy to the Company's loan portfolio could result in greater volatility in the Company's earnings than was the case for the businesses acquired in the Acquisitions since they did not in all cases follow that policy.


CONSOLIDATED RESULTS OF OPERATIONS


For the Three Months Ended March 31, 1997 and 1998.


  Performance Summary. For the three months ended March 31, 1998, net investment income has been positively impacted by the growth of the Loan Portfolio's and a positive impact on spread. The gross spread for the period was higher due to a reduction in the Company's cost of funds resulting from a reduction in the spread over LIBOR on the Company's revolving credit facilities and the issuance of commercial paper offset by a slight increase in the LIBOR benchmark e.o.p. of 3 basis points.

  Investment Income. Investment income increased $3.1 million or 64.2% from $4.9 million for the three months ended March 31, 1997 to $8.0 million for the three months ended March 31, 1998. The Company's investment income reflects the positive impact of portfolio growth during the three months ended March 31, 1998. Total portfolio growth totalled $7.8 million or 4.4% from $176.5 million at December 31, 1996 to $184.3 million at March 31, 1997 as compared to $18.9 million or 6.5% from $288.7 million at December 31, 1997 to $307.6 million at March 31, 1998. The average portfolio outstanding was $180.4 million, for the three month period ended March 31, 1997, which produced investment income of $4.9 million at a weighted average interest rate of 10.83% compared to an average of $301.8 million for the three-month period ended March 31, 1998, which produced investment income of $8.0 million at a weighted average interest rate of 10.63%.

  Gross loan originations net of participations increased by $16.5 million or 37.4% from $44.1 million for the three-month period ended March 31, 1997 to $60.6 million for the three-month period ended March 31, 1998. The originations were offset by prepayments, terminations and refinancings by the Company aggregating $36.3 million for the three month period ended March 31, 1997 compared to $41.7 million for the three month period ended March 31, 1998. Average yield e.o.p. of the entire portfolio decreased 77 basis points from 10.70% at March 31,

1997 to 9.93% at March 31, 1998. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans, coupled with a decrease in the average yield on Commercial Installment Loans and a decrease in the percentage of the portfolio composed of higher yielding Commercial Installment Loans which historically have been originated at a yield of approximately 350 basis points higher than Medallion Loans and 250 to 600 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the Medallion Loan portfolio decreased 57 basis points from 9.75% at March 31, 1997 to 9.18% at March 31, 1998 and the average yield of the Commercial Installment Loan portfolio decreased 91 basis points from 13..54% at March 31, 1997 to 12.63% at March 31, 1998. The decline in the commercial portfolio yield is the result of the acquisition and growth of the Business Lenders portfolio of approximately $15.9 million of floating rate loans tied to prime at an average yield of 11.1%. This purchase shifts the average yield on commercial yields lower, however, interest rate exposure is mitigated by the floating rate nature of these loans. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. To offset the resulting decline in investment income, the Company increased the origination of loans with shorter interest rate maturity dates, thereby reducing the Company's interest rate risk exposure. The decrease in average yield e.o.p. of the entire loan portfolio was offset in part by the strong growth in the Medallion loan portfolio during the period. The percentage of the portfolio composed of Commercial Installment Loans decreased from 25.1% at March 31, 1997 to 21.5% at March 31, 1998. Although the Company continues to pursue a shift in its portfolio mix towards higher yielding Commercial Installment Loans, this shift slowed by higher than expected growth in the Medallion Loan portfolio during the period.

  Interest Expense. The Company's interest expense increased $776,000 or 31.9% from $2.4 million for the three months ended March 31, 1997 to $3.2 million for the three months ended March 31, 1998. The Company's average cost of funds e.o.p. decreased 47 basis points from 7.14% or 140 basis points over the LIBOR benchmark of 5.68% at March 31, 1997 to 6.67% or 96 basis points over the LIBOR benchmark of 5.71% at March 31, 1998. The decrease in the average cost of funds e.o.p. was caused by a reduction in the premium to LIBOR paid by the Company offset by a 3 basis point increase in the LIBOR benchmark. Also contributing to the decrease in cost of funds e.o.p. was the Company's issuance of commercial paper, which at the present time is priced approximately 50 basis points less than the Company's revolving credit facilities. Average borrowings increased $48.7 million or 37.3% from $130.7 million for the three months ended March 31, 1997, which produced an interest expense of $2.4 million at a weighted average
interest rate 7.43% to $179.4   million for the three months ended March 31,
1998 which produced an interest expense of $3.2 million at a weighted average interest rate of 7.15%. The weighted average interest rates include commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The percentage of the Company's short-term LIBOR based indebtedness increased as a percentage of total indebtedness from 76.4% at March 31, 1997 to 83.7% at March 31, 1998.

  Net Interest Income. Net interest income increased $2.3 million or 96.1% from $2.5 million for the three months ended March 31, 1997 to $4.8 million for the three months ended March 31, 1998. Net interest income reflects the positive impact of the portfolio growth during the three months ended March 31, 1998 and an increase in the spread between average yield and average cost of funds. The average spread between the average yield on the portfolio and the average cost of funds increased 8 basis points or 2.3% from 3.40% for the three-month period ended March 31, 1997 to 3.48% for the three-month period ended March 31, 1998.

  Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue increased $1,006,000 or 223.1% from $451,000 for the three months ended March 31, 1997 to $1,457,000 for the three months ended March 31, 1998. Display rental costs increased $357,000 or 199.4% from $179,000 for the three months ended March 31, 1997 to $536,000 for the three months ended March 31, 1998.
This resulted in a gross margin of approximately $272,000 or 60.3% of advertising revenue for the three months ended March 31, 1997 compared to $921,000 or 63.2% for the three months ended March 31, 1998. The significant increase in advertising revenue and display rental cost is directly related to the increase in Displays owned by Media. The number of Displays owned by Media increased 1,625 or 81.3% from 2,000 at March 31, 1997 to 3,625 at March 31, 1998. Operating costs increased $398,000 or 148.5% from $268,000 for the three months ended March 31, 1997 to $666,000 for the three months ended March 31, 1998. The increase in operating costs is a reflection of the expansion of the Media operations. Media generated an net income of $5,000 for the three-month period ended March 31, 1997 compared to net income of $155,000 for the three-month period ended March 31, 1998, which is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations as a result of increases in the number of Displays owned and occupancy rates. Display occupancy increased from 70.0% for the three months ended March 31, 1997 to 100% for the three months ended March 31 1998.

  Other Income. The Company's other income increased $39,000 or 15.1% from $256,000 for the three months ended March 31, 1997 to $295,000 for the three months ended March 31, 1998. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

  Non-Interest Expenses. The Company's non-interest expenses increased $1.2 million or 102.3% from $1.1 million for the three months ended March 31, 1997 to $2.3 million for the three months ended March 31, 1998. Other operating expenses increased $371,000 or 45.3% from $447,000 for the three months ended March 31, 1997 to $818,000 for the three months ended March 31, 1998. Salaries and benefits increased $786,000 or 69.0% from $353,000 for the three months ended March 31, 1997 to $1,139,000 for the three months ended March 31, 1998. Professional fees decreased $12,000 or 7.5% from $168,000 for the three months ended March 31, 1997 to $156,000 for the three months ended March 31, 1998. Investment advisory fees were unchanged from $57,000 for the three months ended March 31, 1997 and 1998. The operating expense ratio increased to 2.61% for the three-month period ended March 31, 1998 from 2.05% for the three-month period ended March 31, 1997, on an annualized basis. The significant increase in other operating expenses and salary expense is principally the result of the acquisition of Business Lenders LLC, which added 28 full time employees and the related overhead to the Company's non-interest expense.

  Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill was $105,000 for the three months ended March 31, 1997 and $117,000 for the three months ended March 31, 1998, and relates to $6.5 million of goodwill generated in the acquisitions of Edwards and TCC. The acquisition of Business Lenders LLC resulted in the addition of $200,000 of goodwill. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years.

  Net Realized Gain/Loss on Investments. The Company had a decrease in realized net gain on investments of $36,000 from $32,000 for the three months ended March 31, 1997 to a net loss of $4,000 for the three months ended March 31, 1998.

  Net Investment Income. Net investment income earned increased $2.0 million or 117.3% from $1.8 million for the three-month period ended March 31, 1997 to $3.8 million for the three months ended March 31, 1998. The increase was attributable to the positive impact of portfolio growth coupled with an increase in the spread between average yield and average cost of funds.

  Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations increased $2.0 million or 113.3% from $1.8 million for the three months ended March 31, 1997 to $3.8 for the three months ended March 31, 1998. The increase was attributable to the positive impact of portfolio growth coupled with an increase in the spread between average yield and average cost of funds. Return on assets and return on equity for the three months ended March 31, 1998, on an annualized basis, were 6.3% and 10.9%, respectively, compared to 4.8% and 11.5% for the three months ended March 31, 1997.

ASSET/LIABILITY MANAGEMENT

  Interest Rate Sensitivity. The Company, like other financial institutions, is subject to interest rate risk to the extent its interest-earning assets (consisting of Medallion Loans and Commercial Installment Loans) reprice on a different basis over time in comparison to its interest-bearing liabilities (consisting primarily of credit facilities with bank syndicates, secured commercial paper and subordinated SBA debentures).

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

  Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. The mismatch between maturities and interest rate sensitivities of the Company's interest-earning assets and interest-bearing liabilities results in interest rate risk. Abrupt increases in market rates of interest may have an adverse impact on the Company's earnings until the Company is able to originate new loans at the higher prevailing interest rates.

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

  The Company seeks to manage the exposure of the balance of the portfolio to increases in market interest rates by entering into interest rate cap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures. MFC has entered into interest rate cap agreements to limit the Company's interest rate exposure on MFC's revolving credit facility as summarized below:



                                Effective        Maturity
    Amount          Rate          Date             Date
    ------          ----          ----             ----
  $10,000,000       6.0%         4/21/97          4/21/98
  $10,000,000       7.0%         5/13/97          5/13/99
  $10,000,000       6.5%         5/13/97          5/13/98
  $20,000,000       7.0%         5/13/98         11/13/99



  Total premiums of $195,500 paid under the agreements are being amortized over the respective terms of the agreements. In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed rate indebtedness, such as subordinated SBA debentures. The Company currently has outstanding subordinated SBA debentures in the principal amount of $27.9 million with a weighted average rate of interest of 7.91%. At March 31, 1998, these debentures constituted 14.4% of the Company's total indebtedness.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity are credit facilities with bank syndicates, secured commercial paper, fixed rate, long-term subordinated debentures that are issued to or guaranteed by the SBA and loan amortization and prepayments. As a Regulated Investment Company ("RIC") under the Internal Revenue Code of 1986, as amended, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At March 31, 1998, 67.1% of the Company's $193.1 million of debt consisted of bank debt, substantially all of which was at variable effective rates of interest with a weighted average rate of 6.60% or 190 basis points below the Prime Rate, 18.5% or $35.6 million consisted of short-term commercial paper at a weighted average interest rate of 5.95% and 14.4% or $27.9 million consisted of subordinated SBA debentures with fixed rates of interest with a weighted average rate of 7.91%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, or to fund loans that qualify under SBA regulations through Edwards and TCC which are already subject to SBA restrictions. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to possible additional SBA funding, an additional $62.8 million of debt was available at March 31, 1998 at variable effective rates of interest averaging below the Prime Rate under the Company's $228.0 million bank credit facilities.

  The following table illustrates the Company's and each of the subsidiaries' sources of available funds and amounts outstanding under credit facilities at March 31, 1998.

                              Medallion
                              Financial       MFC        Edwards       TCC      BLLC        Total
                              ---------       ---        -------       ---      ----        -----
                                                 (dollars in thousands)
Cash and cash equivalents      $     492      $ 1,884  $      617      $  835    $1,047    $    4,875
Revolving lines of credit         25,000      195,000       8,000         --         --       228,000
  Amounts available                  600      60,555*       1,600         --         --       62,755*
  Amounts outstanding             24,400       98,800       6.400         --         --       129,600
    Average interest rate          6.66%        6.56%       6.96%         --         --         6.60%
    Maturity                        6/98         6/99        5/98         --         --     5/98-6/99
Commercial paper
  Amounts outstanding                 --       35,645          --         --         --        35,645
    Average interest rate             --        5.95%          --         --         --         5.95%
    Maturity                          --         6/99          --         --         --          6/99
SBA debentures                        --           --      22,250      5,640         --        27,890
    Average interest rate             --           --       7.87%      8.00%         --         7.90%
    Maturity                          --           --   6/98-9/04       6/02         --     6/98-9/04
Total cash and remaining amounts
  available under credit facilities1,092       62,439       2,217        835      1,047        67,630
Total debt outstanding           $24,400     $134,445     $28,650      $5,640   $     -    $  193,135


* Note 1) Commercial paper outstanding is deducted from revolving credit lines available as the line of credit acts as a liquidity facility for the commercial paper.



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

  Government Regulation of Tobacco Advertising. Currently, approximately 47% of Media's taxicab rooftop advertising revenue is derived from tobacco products advertising. Various federal, state and local government agencies, including the U.S. Food and Drug Administration (the "FDA") have from, time to time, proposed regulations restricting the sale and advertising of cigarette and smokeless tobacco products. Additionally, various tobacco companies have voluntarily proposed eliminating outdoor tobacco advertising in exchange for immunity from class action suits. Accordingly, such regulations or voluntary restrictions could have an adverse effect upon the taxicab rooftop advertising business of the Company. The Company believes, however, that it could replace some of the revenue which may be lost due to the loss of tobacco taxicab rooftop advertising.

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

3.2 Medallion Financial Corp. Restated By-Laws. Filed as Exhibit b to the Company's Registration Statement on Form K-2 (File No. 333-1670) and incorporated by reference herein.

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

4.7 Letter Agreement, dated September 8, 1992, between the U.S. Small Business Administration and Edwards Capital Company regarding limit on incurrence of senior indebtedness, as amended on January 17, 1996. Filed as Exhibit
      f.8 to the Company's Registration Statement on Form N-2 (File No. 333-
      1670) and incorporated by reference herein. Letter dated September 19, 1996 from the U.S. Small Business Administration to Edwards Capital Corp. amending such Letter Agreement was filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and is incorporated by reference herein.

4.8 Debenture due June 1, 2002 in the amount of $5,640,000 issued by Transportation Capital Corp: and payable to Chemical Bank under the Amended Trust Agreement. Filed as Exhibit f.10 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

10.1(P) Commercial Paper Dealer Agreement [4(2) Program] between Medallion Funding Corp. as issuer, and Smith Barney Inc., as dealer, dated as of March 13, 1998. Filed herewith.

27       Medallion Financial Corp. Financial Data Schedule.  Filed Herewith.

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K were filed during the fiscal quarter ended March 31, 1998.

                           MEDALLION FINANCIAL CORP.

                                   SIGNATURES



  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                              MEDALLION FINANCIAL CORP.



Date:  May 15, 1998           By:     /s/ Daniel F. Baker
                                      -------------------
                                      Daniel F. Baker
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Chief Accounting Officer)