Form 10-Q/A
period 1998-03-31
MEDALLION FINANCIAL CORP
filed 1998-05-26
CIK 1000209

--------------------------------------------------------------------------------


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549



                                  FORM 10-Q/A
                               (Amendment No. 1)

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


                      Yes   X      No
                           ---         ---



   Number of shares of Common Stock outstanding at the latest practicable date, April 30, 1998:


               Class Outstanding        PAR VALUE SHARES OUTSTANDING
               -----------------        --------- ------------------



Common Stock..........................    $.01      12,882,996


--------------------------------------------------------------------------------

  The undersigned registrant hereby amends Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, as set forth below, to include Exhibit 10.2 and to add an electronic copy of Exhibit 10.1, an exhibit previously filed in paper format pursuant to a temporary hardship exemption.



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

10.1 (CE) Commercial Paper Dealer Agreement [4(2) Program] between Medallion Funding Corp., as issuer, and Smith Barney Inc., as dealer, dated as of March 13, 1998. Filed herewith.

10.2 Agency Agreement, by and between Medallion Funding Corp. and Bank of Montreal Trust Company, dated as of March 13, 1998.

27  Medallion Financial Corp. Financial Data Schedule.


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



                              MEDALLION FINANCIAL CORP.



Date:  May 26, 1998           By:     /s/ Daniel F. Baker
                                  -------------------------------------
                                  Daniel F. Baker
                                  Chief Financial Officer
                                  (Principal Financial Officer and
                                  Chief Accounting Officer)