Form 10-Q
period 1998-06-30
MEDALLION FINANCIAL CORP
filed 1998-08-14
CIK 1000209

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

     x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________________ to _____________

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

                         Yes     X          No
                                ---             ---

    Number of shares of Common Stock outstanding at the latest practicable date, August 7, 1998:

                 CLASS OUTSTANDING        PAR VALUE       SHARES OUTSTANDING
                 -----------------        ---------       ------------------

Common Stock..............................$.01              13,996,573

                           MEDALLION FINANCIAL CORP.
                                   FORM 10-Q
                                 JUNE 30, 1998

                                     INDEX


                                                                                                               Page
                                                                                                               ----
PART I.        FINANCIAL INFORMATION

Item 1.        Basis of Preparation .......................................................................     3
                    Medallion Financial Corp. Consolidated Balance Sheets
                        at June 30, 1998 and December 31, 1997.............................................     4
                    Medallion Financial Corp. Consolidated Statement of Operations
                        for the three and six months ended June 30, 1998 and 1997..........................     5
                    Medallion Financial Corp. Consolidated Statement of Cash
                        Flows for the three and six months ended June 30, 1998 and 1997....................     6
                    Notes to Consolidated Financial Statements.............................................     7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..................................................................    14
                    General................................................................................    14
                    Consolidated Results of Operations (for the three months
                        ended June 30, 1998 and 1997)......................................................    18
                    Consolidated Results of Operations (for the six months ended
                      June 30, 1998 and 1997)..............................................................    22
                    Asset/Liability Management.............................................................    26
                    Liquidity and Capital Resources........................................................    27
                    Investment Considerations..............................................................    28

PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders.........................................    31

Item 6.        Exhibits and Reports on Form 8-K............................................................    32

SIGNATURES              ...................................................................................    34


                                    PART I
                             FINANCIAL INFORMATION

ITEM. 1    BASIS OF PREPARATION

         Medallion Financial Corp. (the "Company") was incorporated in Delaware in 1995 and commenced operations on May 29, 1996 in connection with the closing of its initial public offering (the "Offering") and the simultaneous acquisitions (the "1996 Acquisitions") of Medallion Funding Corp. ("MFC"), Edwards Capital Company, Transportation Capital Corp. ("TCC") and
Medallion Taxi Media, Inc. ("Taxi"). Media and MFC were subsidiaries of Tri-Magna Corporation ("Tri-Magna") which was merged into the Company. The Company's acquisition of these businesses in connection with the Offering and the resulting two-tier structure were effected pursuant to an order of the Securities and Exchange Commission (the "Commission") (Release No. I.C. 21969, May 21, 1996) ("the "Acquisition Order") and the approval of the U.S. Small Business Administration (the "SBA").

         The financial information included in this report reflects the acquisition of Capital Dimensions, Inc. ("CDI"), which occurred on June 16, 1998. The acquisition was accounted for as a pooling of interests and, accordingly, the information included in the accompanying financial statements and notes presents the combined financial position and the results of operations of the Company and CDI as if they had operated as a combined entity for all periods presented. The financial information in this report is divided into two sections. The first section, Item 1, includes the unaudited consolidated balance sheet of the Company as of June 30, 1998 and the related statements of operations, stockholders' equity and cash flows for the three and six months ending June 30, 1998 and 1997. Item 1 also sets forth the consolidated balance sheet of the Company as of December 31, 1997. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations and sets forth an analysis of the financial information included in Item 1 for the three and six months ended June 30, 1998 and 1997.

         The consolidated balance sheet of the Company as of June 30, 1998, the related statements of operations, stockholders' equity and cash flows for the three and six months ended June 30, 1998 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1997.

                           MEDALLION FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                    AT JUNE 30, 1998 AND DECEMBER 31, 1997



                                                                           JUNE 30,        DECEMBER 31,
                                                                             1998              1997
                                                                         -----------      ------------
                                                                         (Unaudited)        (Restated
                                                                                            See Note 2)

        ASSETS
           Investments :
             Medallion loans                                             $ 266,765,841     $  225,961,249
             Commercial installment loans                                   97,738,028         87,293,197
                                                                         -------------     --------------
           Net investments                                                 364,503,869        313,254,446
           Investment in unconsolidated subsidiary                           1,482,872          1,140,424
                                                                         -------------     --------------
                 Total investments                                         365,986,741        314,394,870

           Cash                                                              6,426,985          6,666,613
           Accrued interest receivable                                       4,236,661          3,237,840
           Receivable from sale of loans                                     5,073,805          2,862,981
           Fixed assets, net                                                 1,111,673            356,206
           Goodwill, net                                                     7,608,127          6,082,515
           Servicing fee receivable                                          1,968,815          1,617,415
           Other assets                                                      4,621,936          4,675,204
                                                                         -------------       ------------
                 Total assets                                            $ 397,034,743      $ 339,893,644
                                                                        ==============      =============

        LIABILITIES
           Accounts payable                                                 $4,245,608       $  7,377,222
           Dividends payable                                                         -          3,594,402
           Accrued interest payable                                          1,844,840            871,194
           Notes payable to banks and demand notes                         124,700,000        137,750,000
           Commercial paper                                                 70,497,389                  -
           SBA debentures payable                                           41,590,000         39,770,000
                                                                         -------------       ------------
                 Total liabilities                                         242,877,837        189,362,818
                                                                         -------------       ------------


           Negative goodwill, net                                            1,434,116          1,795,316
                                                                          ------------       ------------

           Commitments and contingencies (Note 6)

        SHAREHOLDERS' EQUITY (Note 1)
          Preferred Stock (1,000,000 shares of $.01 par                              -                  -
            value stock authorized-none outstanding)
          Common stock (15,000,000 shares of $.01 par value stock
            authorized -13,996,573 and 13,908,916 shares outstanding
             at June 30, 1998 and December 31, 1997, respectively)             139,966            139,089
           Capital in excess of par value                                  143,500,787        143,065,650
           Accumulated undistributed income                                  9,082,037          5,530,771
                                                                          ------------       ------------
                 Total shareholders' equity                                152,722,790        148,735,510

                 Total liabilities and shareholders' equity              $ 397,034,743     $  339,893,644
                                                                         =============     ==============

        Number of common shares and common share equivalents                14,195,427         14,062,318
                                                                         =============     ==============

        Net asset value per share                                               $10.76             $10.58
                                                                                ======             ======



    See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)



                                                        THREE MONTHS      THREE MONTHS       SIX MONTHS       SIX MONTHS
                                                           ENDED              ENDED             ENDED            ENDED
                                                       JUNE 30, 1998      JUNE 30, 1997     JUNE 30, 1998    JUNE 30, 1997
                                                       -------------      -------------     -------------    -------------
                                                                           (Restated)                          (Restated)

 Investment income:
     Interest income on investments                      $ 8,793,956       $ 5,844,570      $ 17,442,115      $ 11,513,834
     Interest income on s/t investments                       90,540            56,678           167,637           112,678
                                                     ---------------    -------------     ---------------   --------------
   Total investment income                                 8,884,496         5,901,248        17,609,752        11,626,512
                                                     ---------------    --------------    --------------    --------------

   Interest expense:
     Notes payable to banks                                3,096,964         1,572,433         5,750,183         3,458,758
     SBA debentures                                          778,867           696,918         1,557,803         1,433,245
                                                     ---------------    --------------    --------------    --------------
   Total interest expense                                  3,875,831         2,269,351         7,307,986         4,892,003

   Net interest income                                     5,008,665         3,631,897        10,301,766         6,734,509
                                                     ---------------    --------------    --------------    --------------

   Non-interest income:
     Equity in earnings of unconsolidated  subsidiary        187,058            27,849           342,448            32,802
     Accretion of negative goodwill                          180,600           180,600           361,200           361,200
     Gain on sale of loans                                   477,000                 -         1,157,934                 -
     Other income                                            294,012           182,171           588,538           437,981
                                                     ---------------    --------------    --------------    --------------
   Total non-interest income                               1,138,670           390,620        2,450,120            831,983
                                                     ---------------    --------------    --------------    --------------
   Expenses:
     Administrative and advisory fees                         60,058            57,135           16,562            113,892
     Professional fees                                        83,458           137,004          296,779            308,003
     Salaries and benefits                                 1,486,337           431,517        2,711,092            999,534
     Other operating expenses                              1,042,961           602,310        2,021,380          1,087,816
     Amortization of goodwill                                123,800           105,060          240,419            210,120
     Merger related expenses                               1,494,491                 -        1,494,491                  -
                                                     ---------------    ---------------  --------------     --------------
   Total expenses                                          4,291,105         1,333,026        6,880,723          2,719,365
                                                     ---------------    --------------   --------------    ---------------

   Net investment income                                   1,856,230         2,689,491        5,911,163          4,847,127
                                                     ---------------    --------------    --------------    --------------

   Net realized gain on investments                        1,003,339           314,398        1,026,741          1,804,398
   Change in net unrealized depreciation                      50,000            56,344          222,402           (125,956)
   Income tax benefit (provision)                             57,666          (256,000)          38,566           (932,000)
                                                     ---------------    --------------    --------------    --------------

   Net increase in net assets resulting from            $  2,967,235       $ 2,804,233     $  7,158,757       $  5,593,569
      operations                                     ===============    ==============     =============     =============

   Net increase in net assets resulting from
     operations per common share
 Basic                                                       $  0.21           $  0.25          $  0.51            $  0.54
                                                             =======           =======           =======           =======

 Diluted                                                     $  0.21           $  0.24          $  0.51            $  0.53
                                                             =======           =======           =======           =======

 Weighted average common shares outstanding:
 Basic Average Shares                                     13,942,732        11,402,524       13,926,520         10,316,430
                                                         ===========       ===========       ===========       ===========

 Diluted Average Shares                                   14,143,452        11,558,856       14,125,374         10,483,159
                                                         ===========       ===========       ===========       ===========


    See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)


                                                                                  SIX MONTHS                 SIX MONTHS
                                                                                     ENDED                     ENDED
                                                                                 JUNE 30, 1998             JUNE 30, 1997
                                                                                 -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                        (Restated)
 Net increase in net assets resulting from operations                         $    7,158,757             $    5,593,569
 Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
     Depreciation and amortization                                                   120,254                     64,089
     Increase in equity in earnings of unconsolidated subsidiary                    (342,448)                   (32,802)
     Change in unrealized depreciation                                               240,419                     25,000
     Amortization of goodwill                                                        240,419                    210,120
     Increase in accrued interest receivable                                        (865,529)                  (459,712)
     Increase in other assets                                                       (195,181)                (1,474,675)
     Decrease in accounts payable and accrued expenses                            (3,306,614)                 1,953,921
       Increase in receivable from sale of loans                                  (2,210,824)                         -
       Increase in servicing fee receivable                                         (351,400)                         -
     Accretion of negative goodwill                                                 (361,200)                  (361,200)
     Increase (decrease) in accrued interest payable                                 856,564                   (263,033)
                                                                                  ------------          -----------------
         Net cash provided by (used for) operating activities                        742,798                  5,254,977
                                                                                  ------------          -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Originations of investments                                                   (119,562,691)               (75,106,942)
  Proceeds from sales and maturities of investments                               85,058,930                 32,586,718
  Payment for purchase of VG1, VGII & VOC                                        (11,963,072)                         -
  Capital expenditures                                                              (817,103)
                                                                                -------------                         -

        Net cash provided by (used for) investing activities                     (47,283,936)               (42,520,224)
                                                                                ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (Payments of) notes payable to banks                             (13,050,000)               (34,300,000)
  Proceeds from issuance of commercial paper                                      70,497,389                          -
  Proceeds from (Payment of) SBA debentures                                       (4,380,000)                 1,238,082
  Proceeds from exercise of stock options                                            436,014                          -
  Proceeds from sale of common stock                                                       -                 74,248,959
  Payment of declared dividends to current stockholders                           (7,201,893)                (3,547,500)
                                                                               --------------             --------------
       Net cash provided by (used for) financing activities                       46,301,510                 37,639,541
                                                                               --------------             --------------

NET INCREASE (DECREASE) IN CASH                                                     (239,628)                   374,294

CASH beginning of period                                                           6,666,613                  6,099,512
                                                                               -------------             --------------

CASH end of period                                                            $    6,426,985             $    6,473,806
                                                                              ==============             ==============

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                                    $    6,451,422             $    5,155,036
                                                                              ==============             ==============


    See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

(1)       FORMATION OF MEDALLION FINANCIAL CORP.

     Medallion Financial Corp. (the "Company") is a closed-end management investment company organized as a Delaware corporation in 1995. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). On May 29, 1996, the Company completed an initial public offering (the "Offering") of its common stock, issued and sold 5,750,000 shares at $11.00 per share and split the existing 200 shares of common stock outstanding into 2,500,000 shares. All share and related amounts in the accompanying financial statements have been restated to reflect this stock split. Offering costs incurred by the Company in connection with the sale of shares totaling $7,102,944 were recorded as a reduction of capital upon completion of the Offering. These costs were recorded, net of $200,000 payable by Tri-Magna and its subsidiaries in accordance with the Merger Agreement. In parallel with the Offering, the Company merged with Tri-Magna; acquired substantially all of the assets and assumed certain liabilities of Edwards Capital Company, a limited partnership; and acquired all of the outstanding voting stock of TCC collectively, the ("1996 Acquisitions") (see Note 3). The assets acquired and liabilities assumed from Edwards Capital Company were acquired and assumed by Edwards Capital Corporation ("Edwards"), a newly formed and wholly owned subsidiary of the Company. In accordance with the Merger Agreement dated December 21, 1995 between the Company and Tri-Magna, MFC and Taxi, formerly subsidiaries of Tri-Magna, became wholly-owned subsidiaries of the Company.

     MFC, Edwards and TCC are closed-end management investment companies registered under the 1940 Act and are each licensed as a small business investment company ("SBIC") by the SBA. As an adjunct to the Company's taxicab medallion finance business, Medallion Media, Inc. ("Media"), successor to Taxi, operates a taxicab rooftop advertising business. The Company decided to merge all of the assets and liabilities of Edwards and TCC into MFC subject to the approval of the SBA. As of June 30, 1998, the Company is awaiting such approval from the SBA.

(2) ACQUISITIONS

         On October 31, 1997, the Company consummated the purchase of substantially all of the assets and liabilities of Business Lenders, Inc. through the Company's wholly owned subsidiary, BLI Acquisition Co., LLC. In connection with the transaction, BLI Acquisition Co., LLC was renamed Business Lenders, LLC ("Business Lenders"). Business Lenders is licensed by the SBA under its section 7a program.

         In connection with the 1996 Acquisitions and the Business Lenders Acquisition, the Company received the approval under the 1940 Act from the Securities and Exchange Commission, as well as approval from the Small Business Administration ("SBA").

On June 16, 1998, the Company completed the acquisition of Capital Dimensions, Inc. ("CDI"), an SSBIC lender, headquartered in Minneapolis, MN. CDI was subsequently renamed Medallion Capital, Inc. ("Medallion Capital"). The Company issued 1,112,677 shares of its common stock for the outstanding shares of CDI; common stock by exchanging 0.59615 shares of its common stock for each outstanding share of CDI. The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling of interests method of accounting. Under this method, the historical book values of the assets and liabilities of CDI, as reported in it's balance sheet are carried over onto the Company's consolidated balance sheet, and no goodwill or other intangible assets are created. The following tables set forth the results of operations of CDI and the Company for the three and six months ended June 30, 1998 and are included in the accompanying consolidated statement of operations.


(Dollars in thousands, except shares and per share
 amounts)
FOR THE THREE MONTHS ENDED JUNE 30, 1998   The Company    CDI    Combined
-------------------------------------------------------------------------
Total Investment Income                         $ 8,300  $  584   $ 8,884
Net increase in net assets from operations      $ 1,853  $1,114   $ 2,967
Net increase in net assets from operations per share
Basic                                           $   .14  $ 1.05   $   .21
Diluted                                         $   .14  $  .98   $   .21

FOR THE THREE MONTHS ENDED JUNE 30, 1997   The Company    CDI    Combined
-------------------------------------------------------------------------
Total Investment Income                         $ 5,285  $  616   $ 5,901
Net increase in net assets from  operations     $ 2,457  $  347   $ 2,804
Net increase in net assets from operations per share
Basic                                           $   .24  $  .34   $   .25
Diluted                                         $   .24  $  .31   $   .24

FOR THE SIX MONTHS ENDED JUNE 30, 1998     The Company    CDI    Combined
-------------------------------------------------------------------------
Total Investment Income                         $16,322  $1,288   $17,610
Net increase in net assets from  operations     $ 5,692  $1,467   $ 7,159
Net increase in net assets from operations per share
Basic                                           $   .44  $ 1.40   $   .51
Diluted                                         $   .44  $ 1.29   $   .51

FOR THE SIX MONTHS ENDED JUNE 30, 1997     The Company    CDI    Combined
-------------------------------------------------------------------------
Total Investment Income                         $10,171  $1,456   $11,627
Net increase in net assets from  operations     $ 4,256  $1,338   $ 5,594
Net increase in net assets from operations per share
Basic                                           $   .46  $ 1.34   $   .54
Diluted                                         $   .45  $ 1.20   $   .53

On May 27, 1998, the Company completed the acquisition of certain assets and assumption of certain liabilities of VGI, VGII and Venture Opportunities Corp., an SBIC lender headquartered in New York City, for an aggregate purchase price of $11,963,072. This acquisition was accounted for under the purchase method of accounting. Included in the purchase price was certain premiums paid totaling $1,545,000, which represented goodwill and the signing of ten year non-compete agreements with certain individuals associated with the former companies.

  In conjunction with the acquisitions, liabilities were assumed as follows:

            VGI, VGII AND VENTURE OPPORTUNITIES CORP
            -------------------------------------------------------------
            Fair value of assets acquired                   $ 18,455,155
            Cash paid                                         11,963,072
                                                            -------------
            Liabilities assumed                             $  6,492,083
                                                            ============

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The 1996 Acquisitions were accounted for under the purchase method of accounting. Under this accounting method, the Company has recorded as its cost the fair value of the acquired assets and assumed liabilities. The difference between the cost of acquired companies and the sum of the fair values of tangible and identifiable intangible assets less liabilities assumed was recorded as goodwill or negative goodwill.

         Deferred offering costs incurred by the Company in connection with the sale of shares were recorded as a reduction of capital upon completion of the Offering. These costs were recorded net of $200,000 payable by Tri-Magna in accordance with the merger agreement between the Company and Tri-Magna.

         Under the 1940 Act and the Small Business Investment Act of 1958 and regulations thereunder (the "SBIA"), the Company's long-term loans are considered investments and are recorded at their fair value. Since no ready market exists for these loans, fair value is determined by the Board of Directors in good faith. In determining fair value, the Company and the Board of Directors take into consideration factors including the financial condition of the borrower, the adequacy of the collateral, and the relationships between market interest rates and portfolio interest rates and maturities. Loans are valued at cost less unrealized depreciation.. Any change in the fair value of the Company's investments as determined by the Board of Directors is reflected in net unrealized depreciation of investments. Total unrealized depreciation was $2,433,717 and $2,233,717 on total investments of $364,503,869 and $313,254,446 at June 30, 1998 and December 31, 1997, respectively, of which $1,522,417 existed at the date of the Company's 1996 Acquisitions. The Board of Directors has determined that this valuation approximates fair value.

         In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. The dilutive effect of potential common shares in 1997 and 1998, consisting of outstanding stock options is determined using the treasury method in accordance with SFAS No. 128. Basic and fully diluted EPS for the three and six months ended June 30, 1998 and 1997 are as follows:

(Dollars in thousands, except shares and per share amounts)

THREE MONTHS ENDED                       JUNE 30, 1998                             JUNE 30, 1997
---------------------------------------------------------------------------------------------------------------
                               Income        Shares      Per Share       Income        Shares      Per Share
                                                           Amount                                    Amount
---------------------------------------------------------------------------------------------------------------
Net Income                  $    2,967                                $    2,804
Basic EPS:
Income available to              2,967    13,942,732    $      .21         2,804    11,402,524    $     .25
common stockholders
Effect of dilutive options
Stock options                                200,720                                   156,332
Diluted EPS:
Income available to              2,967    14,143,452    $      .21         2,804    11,558,856    $     .24
common stockholders

SIX MONTHS ENDED                         JUNE 30, 1998                             JUNE 30, 1997
--------------------------------------------------------------------------------------------------------------
                               Income        Shares      Per Share       Income        Shares      Per Share
                                                           Amount                                    Amount
--------------------------------------------------------------------------------------------------------------
Net Income                  $    7,159                                $    5,594
Basic EPS:
Income available to              7,159    13,926,520    $      .51         5,594    10,316,430    $     .54
common stockholders
Effect of dilutive options
Stock options                                198,854                                   166,729
Diluted EPS:
Income available to              7,159    14,125,374    $      .51         5,594    10,483,159    $     .53
common stockholders

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is to become effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. Reclassification of financial statements of earlier periods presented for comparative purposes is required. The Company has adopted this statement and it does not have a significant impact on the Company's financial position or results of operations.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The new standard establishes new guidelines regarding the disclosure requirements for business segments. The Company is required to adopt the new standard in its 1998 year end financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards regarding accounting and reporting requirements for derivative instruments and hedging activities. The new standard is effective for fiscal years beginning after June 15, 1999. The Company is presently studying the effect of the new pronouncement and, as required, expects to adopt SFAS No. 133 beginning January 1, 2000. As of June 30, 1998, the Company did not own any derivative instruments.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5). SOP 98-5 requires the costs of start-up activities, including organization costs, to be expensed as incurred. The Company is presently studying the effect of the new pronouncement and, as required, expects to adopt SOP 98-5 beginning January 1, 1999.

(4)      INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         The Company's investment in Media is accounted for under the equity method because as a non-investment company, Media cannot be consolidated with the Company which is an investment company under the 1940 Act. Financial information presented for Media includes the balance sheets as of June 30, 1998 and December 31, 1997 and unaudited statement of operations for the three and six months ended June 30, 1998 and 1997:




                                             JUNE 30,          DECEMBER 31,
                                               1998                1997
                                           -----------        ------------
Cash                                       $   822,370         $   594,377
Accounts receivable                          1,009,886             700,392
Equipment, net                               1,541,062           1,422,284
Other                                          397,621             533,541
                                           -----------        ------------
         Total assets                       $3,770,939          $3,250,594
                                           ===========        ============

Notes payable to parent                     $1,584,788           1,555,637
Accounts payable and accrued expenses          182,680             283,915
Federal income taxes payable                   412,000             162,000
                                           -----------        ------------
         Total liabilities                   2,179,468           2,001,552

Equity                                       1,001,000           1,001,000
Retained earnings                              590,471             248,042
                                           -----------        ------------
         Total equity                        1,591,471           1,249,042
                                           -----------        ------------

Total liabilities and shareholders' equity  $3,770,939          $3,250,594
                                            ==========          ==========


                                         THREE MONTHS           THREE MONTHS           SIX MONTHS            SIX MONTHS
                                             ENDED                  ENDED                 ENDED                 ENDED
                                           JUNE 30,               JUNE 30,              JUNE 30,              JUNE 30,
    STATEMENT OF OPERATIONS                  1998                   1997                  1998                  1997
    -----------------------              ------------           ------------          ------------         --------------

    Advertising revenue                    $ 1,515,316           $   540,104        $   2,972,326           $   991,160
    Cost of service                            535,432               237,986            1,071,275               416,573
                                         -------------          ------------          ------------          -------------

    Gross margin                               979,884               302,118            1,901,051               574,587
    Other operating expenses                   642,826               274,269            1,308,622               541,785
                                        --------------         -------------          -----------            ------------

    Income before taxes                        337,058                27,849              592,429                32,802
    Income taxes                               150,000                     -              250,000                     -
                                        --------------        --------------          -----------            ------------

    Net income                            $    187,058          $     27,849            $ 342,429            $   32,802
                                        ==============        ==============          ===========            ===========

(5)  DEBT

         The table below summarizes the various debt agreements the Company had outstanding at June 30, 1998 and December 31, 1997:

                                             JUNE 30, 1998    DECEMBER 31, 1997
                                             -------------    -----------------
       Notes payable to banks:
         Total facilities                      $228,000,000       $228,000,000
         Maturity of facilities                   7/98-6/99          1/98-6/99
         Total amounts outstanding           $  124,700,000      $ 137,750,000
                                             ==============      =============
       SBA debentures payable                 $  41,590,000      $  39,770,000
                                              =============      =============
         Maturity                                 9/00-9/04          6/98-9/04

         Under the revolving credit agreement between MFC and its lenders, as amended, MFC is required to maintain minimum tangible net assets of $45,000,000 and certain financial ratios. The Company believes that MFC was in compliance with such requirements at June 30, 1998.

(6)      COMMERCIAL PAPER

         On March 13, 1998, MFC entered into a commercial paper agreement with Salomon Smith Barney to sell up to an aggregate principal amount of $195 million in secured commercial paper through private placements pursuant to Section 4(2) of the Securities Act of 1933. Amounts outstanding at any time under the program are limited by certain covenants, including a requirement that MFC retain an investment grade rating from at least two of the four rating agencies, and borrowing base calculations set forth in MFC's syndicated credit facilities, which act as backup to the commercial paper program on a pari passu basis. The commercial paper program has no specified maturity and may be terminated by the Company at any time. As of June 30, 1998, MFC had $70,497,389 outstanding at a weighted average interest rate of 6.16%

(7)      SUBSEQUENT EVENTS

         On August 5, 1998, MFC declared a dividend payable to the Company in the amount of $225 per share payable on August 6, 1998 (aggregating $1,498,275), Edwards declared a dividend payable to the Company in the amount of $4,450 per share payable on August 6, 1998 (aggregating $445,000) and TCC declared a dividend payable to the Company in the amount of $1,840 per share payable on August 6, 1998 (aggregating $184,000). With the proceeds of these dividends, on August 5, 1998 the Company declared a dividend in the amount of $0.30 per share (aggregating $4,198,972) payable on August 27, 1998 to the stockholders of record on August 17, 1998.

         On July 31, 1998, the company entered into a revolving credit agreement with certain banks in the amount of $57.5 million that matures on July 30, 1999. The agreement contains certain financial ratios and covenants that the Company's believes it was in compliance with on July 31, 1998.

         On August 5, 1998, the Company entered into an option agreement to purchase for cash substantially all of the operations and assets, and certain liabilities of New Orleans-based Taxi Ads, LLC, which is the leading provider of taxi top advertising in New Orleans. Taxi Ads also has a strong presence in San Diego and Philadelphia. Taxi Ads currently provides advertising on 2,177 displays on 853 taxis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In addition, this Management's Discussion and Analysis contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section. All amounts have been restated to include the historical amounts for Medallion Capital, Inc. (formerly Capital Dimensions, Inc.)

GENERAL

         The Company's principal activity is the origination and servicing of loans secured by taxicab medallions ("Medallion Loans") and loans to small businesses secured by equipment and other suitable collateral ("Commercial Installment Loans"). The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets consisting primarily of Medallion Loans and Commercial Installment Loans, and the interest paid on interest-bearing liabilities consisting primarily of secured credit facilities with bank syndicates, secured commercial paper and debentures issued to or guaranteed by the SBA. Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Net interest income is affected by economic, regulatory and competitive factors that influence interest rates, loan demand and the availability of funding to finance the Company's lending activities. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities.

         In addition, through its Medallion Capital subsidiary, the Company invests in minority owned small businesses in selected industries. Medallion Capital's investments are typically in the form of secured debt instruments with fixed interest rates accompanied by warrants to purchase equity interest for a nominal exercise price (such warrants constituting "Equity Investments"). Interest income is earned on the debt investments. Realized gains (losses) on investments are recognized when investments are sold and represent the difference between the proceeds received from the disposition of portfolio assets and the cost of such portfolio assets. In addition, changes in unrealized appreciation (depreciation) of investments is recorded and represents the net change in the estimated fair values of the portfolio assets at the end of the period as compared with their estimated fair values at the beginning of the period or the cost of such portfolio assets, if purchased during the period. Generally, "realized gains (losses) on investments" and "changes in unrealized appreciation (depreciation) of investments" are inversely related. When an appreciated asset is sold to realize a gain, a decrease in unrealized appreciation occurs when the gain associated with the asset (if previously recognized as an unrealized gain) is transferred from the "unrealized" to the "realized" category. Conversely, when a loss previously recognized as an unrealized loss is realized by the sale or other disposition of a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in net unrealized appreciation and an increase in realized loss.

Trend in Loan Portfolio Yield. The Company's investment income is driven by the principal amount of and yields on Medallion Loans and Commercial Installment Loans. The following table illustrates the Company's weighted average portfolio yield at the dates indicated:


                                              DECEMBER 31, 1997                             JUNE 30, 1998
                                       WEIGHTED                 PERCENTAGE    WEIGHTED                   PERCENTAGE
                                       AVERAGE     PRINCIPAL     OF TOTAL     AVERAGE      PRINCIPAL      OF TOTAL
                                        YIELD       AMOUNTS      PORTFOLIO     YIELD        AMOUNTS       PORTFOLIO
                                        -----       -------      ---------     -----        ------        ----------
Medallion Loan Portfolio                 9.28%    $225,961,249       72.1%       9.07%     $266,765,841       72.8%
Commercial Installment Loan Portfolio   12.74       79,803,197       25.5%      12.71        90,517,503       25.2%
Equity Investments                                   7,490,000        2.4%                    7,220,525        2.0%
                                                 -------------   ---------               ---------------   ---------
Total Portfolio                         10.20%    $313,254,446       100.0%     10.00%     $364,503,868       100.0%
                                                  ============       =====               ==============    =========


         The weighted average yield e.o.p./1/ of the Medallion Loan portfolio decreased 21 basis points from 9.28% at December 31, 1997 to 9.07% at June 30, 1998. Medallion Loans constituted 72.1% of the total portfolio of $313.3 million at December 31, 1997 and 72.8% of the total portfolio of $364.5 million at June 30, 1998. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. To offset the resulting decline in investment income, the Company increased the origination of loans with shorter interest rate maturity dates, thereby reducing the Company's interest rate risk exposure. The Company believes that this time period varies to some extent as a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to prepay in a rising interest rate environment. As a result of this decline in the Medallion Loan portfolio yield, the weighted average yield e.o.p. of the entire portfolio decreased 20 basis points from 10.20% at December 31, 1997 to 10.0% at June 30, 1998.

         The Company had been shifting the portfolio mix toward a higher percentage of Commercial Installment Loans, which historically have had a yield of approximately 300 basis points higher than the Company's Medallion Loans and 250 to 600 basis points higher than the Prime Rate; however, the Company was able to grow the Medallion Loan portfolio faster than anticipated. The weighted average yield e.o.p. of the Commercial Installment Loan portfolio decreased three basis points from 12.74% at December 31, 1997 to 12.71% at June 30, 1998. Although the percentage of the entire portfolio composed of Commercial Installment Loans decreased from 25.5% at December 31, 1997 to 25.3% at June 30, 1998, the actual outstanding balances increased from $79.8 million at December 31,1997 to $90.5 million at June 30, 1998.

----------------------
/1/ e.o.p. or "end of period," indicates that a calculation is made at the date indicated rather than for the period then ended.

The Company intends to try to increase both the percentage of Commercial Installment Loans in the total portfolio and the number of floating rate loan originations.

         Equity Investments represented 2.4% and 2.0% of the Company's entire portfolio at December 31, 1997 and June 30, 1998, respectively.

         Trend in Interest Expense. The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates, secured commercial paper and, to a lesser degree, fixed-rate, long-term debentures issued to or guaranteed by the SBA. In recent years, the Company has reduced its reliance on SBA financing and increased the relative proportion of bank debt to total liabilities. SBA financing can offer very attractive rates, but such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the Small Business Investment Act of 1958, as amended (the "SBIA") and SBA Regulations through subsidiaries already subject to SBA restrictions. The Company believes that its transition to financing its operations primarily with short-term LIBOR-based secured bank debt and secured commercial paper has generally decreased its interest expense thus far, but has also increased the Company's exposure to the risk of increases in market interest rates which the Company attempts to mitigate with certain matching strategies. The Company also expects that net interest income should increase as the Company issues more commercial paper in lieu of bank debt and will thus permit an increase in the size of the loan portfolio. At the present time commercial paper is generally priced at approximately 60 basis points below the rate charged under the Company's revolving credit facilities. At December 31, 1997 and June 30, 1998, short-term LIBOR-based debt constituted 72.7% and 51.4% of total debt, respectively. At June 30, 1998, commercial paper constituted 29.0% of total debt. The Company began issuing commercial paper on March 16, 1998.

         The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium to LIBOR paid by the Company on its LIBOR-based debt and secured commercial paper, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 1-180 days. The Company's debentures issued to or guaranteed by the SBA typically have initial terms of ten years. The Company's cost of funds reflects fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the 90- and 180-day LIBOR (the "LIBOR Benchmark"). The Company's average cost of funds e.o.p. decreased from 7.16% or 133 basis points over the LIBOR Benchmark of 5.83% at December 31, 1997 to 6.59%, or 86 basis points over the LIBOR Benchmark of 5.73% at June 30, 1998.

         Taxicab Rooftop Advertising. In addition to its Medallion Loan finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media's revenue is affected by the number of taxicab rooftop advertising displays ("Displays") that it owns and the occupancy rate and advertising rate of those Displays. At June 30, 1998, Media had approximately 3,890 installed Displays. The Company expects that Media will continue to expand its operations. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company because Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies, such as Media, with investment companies, such as the Company.

         Factors Affecting Net Assets. Factors which affect the Company's net assets include net realized gain/loss on investments and change in net unrealized depreciation of investments. Net realized gain/loss on investments is the difference between the proceeds derived upon sale or foreclosure of a loan and the cost basis of such loan or equity investments. Change in net unrealized depreciation of investments is the amount, if any, by which the Company's estimate of the fair market value of its loan portfolio is below the cost basis of the loan portfolio. Under the 1940 Act and the SBIA, the Company's loan portfolio and other investments must be recorded at fair market value or "marked to market." Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of its loan portfolio to reflect the Company's estimate of the current realizable value of the loan portfolio. Since no ready market exists for the Company's loans, fair market value is subject to the good faith determination of the Company. In determining such value, the Company takes into consideration factors such as the financial condition of its borrowers, the adequacy of its collateral and the relationships between current and projected market rates of interest and portfolio rates of interest and maturities. Any change in the fair value of portfolio loans or other investments as determined by the Company is reflected in net unrealized depreciation or appreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income. Therefore, if recent increases in prevailing interest rates lead to a trend of higher interest rates, net increase in net assets resulting from operations could decline. Upon the completion of the Acquisitions on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair market value, which included $1.5 million of net unrealized depreciation, as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting. Application of the "marked to market" policy to the Company's loan portfolio could result in greater volatility in the Company's earnings than was the case for the businesses acquired in the 1996 Acquisitions since they did not in all cases follow that policy.

CONSOLIDATED RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1997 and 1998.

         Performance Summary. For the three months ended June 30, 1998, net investment income has been positively impacted by the growth of the Loan Portfolio and an increase realized gains from the sale of common and preferred stock warrants, offset by a negative impact on spread, an increase in operating expenses and the one time charge for merger related expenses. The gross spread for the period was lower due to lower yields being realized on net investments offset by a reduction in the Company's cost of funds resulting from a reduction in the spread over LIBOR on the Company's revolving credit facilities and the issuance of commercial paper.

         Investment Income. Investment income increased $3.0 million or 50.6% from $5.9 million for the three months ended June 30, 1997 to $8.9 million for the three months ended June 30, 1998. The Company's investment income reflects the positive impact of portfolio growth during the three months ended June 30, 1998. Total portfolio growth totaled $32.9 million or 9.0% from $331.6 million at March 31, 1998 to $364.5 million at June 30, 1998 as compared to $32.3 million or 15.6% from $207.3 million at March 31, 1997 to $239.6 million at June 30, 1997. The average portfolio outstanding was $223.4 million, for the three month period ended June 30, 1997, which produced investment income of $5.9 million at a weighted average interest rate of 10.46% compared to an average of $352.5 million for the three-month period ended June 30, 1998, which produced investment income of $8.9 million at a weighted average interest rate of 10.04%.

         Loan originations net of participations increased by $17.2 million or 40.3% from $42.7 million for the three-month period ended June 30, 1997 to $59.9 million for the three-month period ended June 30, 1998. Not included in originations for the three months ended June 30, 1998 are purchases of $16.9 million of loans acquired from VGI, VGII and Venture Opportunities Corp. The originations were offset by prepayments, terminations and refinancings by the Company aggregating $10.2 million for the three month period ended June 30, 1997 compared to $43.0 million for the three month period ended June 30, 1998. Average yield e.o.p. of the entire portfolio decreased 75 basis points from 10.75% at June 30, 1997 to 10.00% at June 30, 1998. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans, coupled with a decrease in the average yield on Commercial Installment Loans and a decrease in the percentage of the portfolio composed of higher yielding Commercial Installment Loans which historically have been originated at a yield of approximately 300 basis points higher than Medallion Loans and 250 to 600 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the Medallion Loan portfolio decreased 57 basis points from 9.64% at June 30, 1997 to 9.07% at June 30, 1998 and the average yield of the Commercial Installment Loan portfolio decreased 43 basis points from 13.14% at June 30, 1997 to 12.71% at June 30, 1998. The decline in the commercial portfolio yield is the result of the acquisition and growth of the Business Lenders portfolio of approximately $21.8 million of floating rate loans tied to prime at an average yield of 11.05%. This purchase shifts the average yield on commercial yields lower, however, interest rate exposure is mitigated by the floating rate nature of these loans. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. To offset the resulting decline in investment income, the Company increased the origination of loans with shorter interest rate maturity dates, thereby reducing the Company's interest rate risk exposure. The decrease in average yield e.o.p. of the entire loan portfolio was offset in part by the growth in the Medallion loan portfolio during the period. The percentage of the portfolio composed of Commercial Installment Loans decreased 31.8% at June 30, 1997 to 25.2% at June 30, 1998. Although the Company continues to pursue a shift in its portfolio mix towards higher yielding Commercial Installment Loans, this shift reversed by higher than expected growth in the Medallion Loan portfolio during the period.

         Interest Expense. The Company's interest expense increased $1.6 million or 70.8% from $2.3 million for the three months ended

June 30, 1997 to $3.9 million for the three months ended June 30, 1998. The Company's average cost of funds e.o.p. decreased 71 basis points from 7.30% or 141 basis points over the LIBOR benchmark of 5.89% at June 30, 1997 to 6.59% or 86 basis points over the LIBOR benchmark of 5.73% at June 30, 1998. The decrease in the average cost of funds e.o.p. was caused by a reduction in the premium to LIBOR paid by the Company combined with a 26 basis point decrease in the LIBOR benchmark. Also contributing to the decrease in cost of funds e.o.p. was the Company's issuance of commercial paper, which at the present time is priced approximately 60 basis points less than the Company's revolving credit facilities. Average total borrowings increased $96.6 million or 78.2% from $123.6 million for the three months ended June 30, 1997, which produced an interest expense of $2.3 million at a weighted average interest rate of 7.34% to $220.2 million for the three months ended June 30, 1998 which produced an interest expense of $3.9 million at a weighted average interest rate of 7.04%. The weighted average interest rates include commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The percentage of the Company's short-term LIBOR based indebtedness and commercial paper increased as a percentage of total indebtedness from 58.1% at June 30, 1997 to 80.4% at June 30, 1998.

         Net Interest Income. Net interest income increased $1.4 million or 37.9% from $3.6 million for the three months ended June 30, 1997 to $5.0 million for the three months ended June 30, 1998. Net interest income reflects the positive impact of the portfolio growth during the three months ended June 30, 1998 offset by a decrease in the spread between average yield and average cost of funds. The average spread between the average yield on the portfolio and the average cost of funds decreased 12 basis points or 6.09% from 3.12% for the three-month period ended June 30, 1997 to 3.00% for the three-month period ended June 30, 1998.

         Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue increased $975,000 or 180.6% from $540,000 for the three months ended June 30, 1997 to $1,515,000 for the three months ended June 30, 1998. Display rental costs increased $297,000 or 125.0% from $238,000 for the three months ended June 30, 1997 to $535,000 for the three months ended June 30, 1998. This resulted in a gross margin of approximately $302,000 or 55.9% of advertising revenue for the three months ended June 30, 1997 compared to $980,000 or 64.7% for the three months ended June 30, 1998. The significant increase in advertising revenue and display rental cost is directly related to the increase in Displays owned by Media. The number of Displays owned by Media increased 1,890 or 94.5% from 2,000 at June 30, 1997 to 3,890 at June 30, 1998. Operating costs increased $369,000 or 134.4% from $274,000 for the three months ended June 30, 1997 to $643,000 for the three months ended June 30, 1998. The increase in operating costs is a reflection of the expansion of the Media operations. Income tax expense amounted to $150,000 for the three months ended June 30, 1998. Media generated net income of $28,000 for the three-month period ended June 30, 1997 compared to net income of $187,000 for the three-month period ended June 30, 1998. The increase in net income is primarily the result of increases in the number of Displays owned and occupancy rates. Display occupancy increased from 65.5% for the three months ended June 30, 1997 to 100% for the three months ended June 30, 1998. Net income is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations.

         Gain on sale of loans. The Company experienced a gain on the sale of the guaranteed portion of SBA 7a loans in the amount of $477,000 on loans sold amounting to $
5.1 million of the $8.9 million available during the three months ended June 30, 1998. There were no sales during the three months June 30, 1997. The Company accounts for gains on sale of loans in accordance with SFAS No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities) and EIFT 88-11. Because of its limited experience with this portfolio, the Company has assumed a 15% discount rate and a 15% prepayment speed in calculating of the gains and excess servicing assets. Management will continue to review industry data as well as its experience with the portfolio and will adjust discount rates and prepayment speeds, if deemed appropriate.

         Other Income. The Company's other income increased $112,000 or 61.4% from $182,000 for the three months ended June 30, 1997 to $294,000 for the three months ended June 30, 1998. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

         Non-Interest Expenses. The Company's non-interest expenses increased $3.0 million or 221.9% from $1.3 million for the three months ended June 30, 1997 to $4.3 million for the three months ended June 30, 1998. Included in non-interest expenses for the three months ended June 30, 1998 are $1.5 million of expenses related to the merger with Medallion Capital. Exclusive of these expenses, non-interest expenses increased $1.5 million or 109.8% from $1.3 million for the three months ended June 30, 1997 to $2.8 million for the three months ended June 30, 1998. Other operating expenses increased $441,000 or 73.2% from $602,000 for the three months ended June 30, 1997 to $1,043,000 for the three months ended June 30, 1998. Salaries and benefits increased $1,055,000 or 244.4% from $432,000 for the three months ended June 30, 1997 to $1,486,000 for the three months ended June 30, 1998. Professional fees decreased $54,000 or 39.1% from $137,000 for the three months ended June 30, 1997 to $83,000 for the three months ended June 30, 1998. Investment advisory fees increased $3,000 from $57,000 for the three months ended June 30, 1997 to $60,000 for the three months ended June 30, 1998. The operating expense ratio is computed as non-interest expenses divided by average assets excluding the merger related expenses. The operating expense ratio decreased to 2.8% for the three-month period ended June 30, 1998 from 3.9% for the three-month period ended June 30, 1997, on an annualized basis. The increase in other operating expenses and salary expense is principally the result of the acquisition of certain assets and operations of Business Lenders LLC, which added 50 full time employees and the related overhead of seven satellite offices principally around the eastern part of the country, to the Company's non-interest expense for the three month period ended June 30, 1998 compared to the three month period ended June 30, 1997. The additional staff and lending offices should help to provide additional loan growth for the Company.

         Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill was $105,000 for the three months ended June 30, 1997 and $124,000 for the three months ended June 30, 1998, and relates to $6.5 million of goodwill generated in the acquisitions of Edwards and TCC. The increase in amortization of goodwill is primarily related to the purchases of assets of VGI, VGII and Venture Opportunities Corp. The goodwill resulting from these acquisitions amounted to $1,545,000. The acquisition of certain assets and operations of Business Lenders resulted in the addition of $200,000 of goodwill. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years.

         Net Investment Income. Net investment income decreased $833,000 or 31.0% from $2.7 million for the three-month period ended June 30, 1997 to $1.8 million for the three months ended June 30, 1998. Exclusive of the merger related expenses of $1.5 million, net investment income increased $661,000 or 24.6% from $2.7 million for the three months period ended June 30, 1997 to $3.4 million for the three months ended June 30, 1998. The increase was attributable to the positive impact of portfolio growth offset by a decrease in the spread between average yield and average cost of funds. Also included in the increase was a realized gain of approximately $1.0 million from the sale of common and preferred stock warrants in connection with the repayment of certain loans.

         Change in Net Unrealized Depreciation. The change in net unrealized depreciation decreased $6,000 from $56,000 for the three months ended June 30, 1997 to $50,000 for the three months ended June 30, 1998.

         Net Realized Gain/Loss on Investments. The Company had an increase in realized net gain on investments of $689,000 from $314,000 for the three months ended June 30, 1997 to $1,003,000 for the three months ended June 30, 1998. The increase in realized gains was the result of the sale of common and preferred stock warrants in connection with the repayment of three loans.

         Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations decreased $163,000 or 5.8% from $2.8 million for the three months ended June 30, 1997 to $3.0 for the three months ended June 30, 1998. Exclusive of the merger related expenses $1.5 million, net investment income increased $1.7 million or 59.1% from $2.8 million for the three months ended June 30, 1997 to $4.5 million for the three months ended June 30, 1998. The increase was attributable to the positive impact of portfolio growth offset by a decrease in the spread between average yield and average cost of funds. Also included in the increase was a realized gain of approximately $1.0 million from the sale of common and preferred stock warrants in connection with the repayment of certain loans. Return on assets and return on equity for the three months ended June 30, 1998, on an annualized basis, were 3.1% and 7.8%, respectively, compared to 6.3% and 13.6% for the three months ended June 30, 1997.

CONSOLIDATED RESULTS OF OPERATIONS

For the Six Months Ended June 30, 1997 and 1998.

         Performance Summary. For the six months ended June 30, 1998, net investment income has been positively impacted by the growth of the Loan Portfolio and an increase in realized gains from the sale of common and preferred stock warrants, offset by a negative impact on spread, an increase in operating expenses and the one time charge for merger related expenses. The gross spread for the period was higher due mostly to the fact that slightly lower average yields on net investments were more than offset by a reduction in the Company's cost of funds resulting from a reduction in the spread over LIBOR on the Company's secured revolving credit facilities and the issuance of secured commercial paper.

         Investment Income. Investment income increased $6.0 million or 51.5% from $11.6 million for the six months ended June 30, 1997 to $17.6 million for the six months ended June 30, 1998. The Company's investment income reflects the positive impact of portfolio growth during the six months ended June 30, 1998. Total portfolio growth totaled $51.2 million or 9.0% from $313.3 million at December 31, 1997 to $364.5 million at June 30, 1998 as compared to $43.2 million or 15.6% from $196.4 million at December 31, 1996 to $239.6 million at June 30, 1997. The average portfolio outstanding was $218.0 million, for the six month period ended June 30, 1997, which produced investment income of $11.6 million at a weighted average interest rate of 10.56% compared to an average of $338.9 million for the six-month period ended June 30, 1998, which produced investment income of $17.6 million at a weighted average interest rate of 10.29%.

         Loan originations net of participations increased by $32.9 million or 38.1% from $86.6 million for the six-month period ended June 30, 1997 to $119.5 million for the six-month period ended June 30, 1998. Not included in originations for the six months ended June 30, 1998 are purchases of $16.9 million of loans acquired from VGI, VGII and Venture Opportunities Corp. The originations were offset by prepayments, terminations and refinancings by the Company aggregating $43.3 million for the six month period ended June 30, 1997 compared to $85.2 million for the six month period ended June 30, 1998. Average yield e.o.p. of the entire portfolio decreased 75 basis points from 10.75% at June 30, 1997 to 10.00% at June 30, 1998. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans, coupled with a decrease in the average yield on Commercial Installment Loans and a decrease in the percentage of the portfolio composed of higher yielding Commercial Installment Loans which historically have been originated at a yield of approximately 300 basis points higher than Medallion Loans and 250 to 600 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the Medallion Loan portfolio decreased 57 basis points from 9.64% at June 30, 1997 to 9.07% at June 30, 1998 and the average yield of the Commercial Installment Loan portfolio decreased 43 basis points from 13.14% at June 30, 1997 to 12.71% at June 30, 1998. The decline in the commercial portfolio yield is the result of the acquisition and growth of the Business Lenders portfolio of approximately $21.8 million of floating rate loans tied to prime at an average yield of 11.05%. This purchase shifts the average yield on commercial yields lower, however, interest rate exposure is mitigated by the floating rate nature of these loans. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. To offset the resulting decline in investment income, the Company increased the origination of loans with shorter interest rate maturity dates, thereby reducing the Company's interest rate risk exposure. The decrease in average yield e.o.p. of the entire loan portfolio was offset in part by the growth in the Medallion loan portfolio during the period. The percentage of the portfolio composed of Commercial Installment Loans decreased 31.8% at June 30, 1997 to 25.2% at June 30, 1998. Although the Company continues to pursue a shift in its portfolio mix towards higher yielding Commercial Installment Loans, this shift slowed by higher than expected growth in the Medallion Loan portfolio during the period.

         Interest Expense. The Company's interest expense increased $2.4 million or 49.4% from $4.9 million for the six months ended June 30, 1997 to $7.3 million for the six months ended June 30, 1998. The Company's average cost of funds e.o.p. decreased 71 basis points from 7.30% or 141 basis points over the LIBOR benchmark of 5.89% at June 30, 1997 to 6.59% or 86 basis points over the LIBOR benchmark of 5.73% at June 30, 1998. The decrease in the average cost of funds e.o.p. was caused by a reduction in the premium to LIBOR paid by the Company combined with a 26 basis point increase in the LIBOR benchmark. Also contributing to the decrease in cost of funds e.o.p. was the Company's issuance of commercial paper, which at the present time is priced approximately 60 basis points less than the Company's revolving credit facilities. Average total borrowings increased $88.4 million or 74.5% from $131.7 million for the six months ended June 30, 1997, which produced an interest expense of $4.9 million at a weighted average interest rate 7.43% to $207.2 million for the six months ended June 30, 1998 which produced an interest expense of $7.3 million at a weighted average interest rate of 7.06%. The weighted average interest rates include commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The percentage of the Company's short-term LIBOR based secured indebtedness which includes secured commercial paper increased as a percentage of total indebtedness from 58.1% at June 30, 1997 to 80.4% at June 30, 1998.

         Net Interest Income. Net interest income increased $3.6 million or 53.0% from $6.7 million for the six months ended June 30, 1997 to $10.3 million for the six months ended June 30, 1998. Net interest income reflects the positive impact of the portfolio growth during the six months ended June 30, 1998 coupled with a increase in the spread between average yield and average cost of funds. The average spread between the average yield on the portfolio and the average cost of funds increased 10 basis points or 3.2% from 3.13% for the six-month period ended June 30, 1997 to 3.23% for the six-month period ended June 30, 1998.

         Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue increased $1,981,000 or 199.9% from $991,000 for the six months ended June 30, 1997 to $2,972,000 for the six months ended June 30, 1998. Display rental costs increased $655,000 or 157.2% from $416,000 for the six months ended June 30, 1997 to $1,071,000 for the six months ended June 30, 1998. This resulted in a gross margin of approximately $575,000 or 58.0% of advertising revenue for the six months ended June 30, 1997 compared to $1,901,000 or 64.0% for the six months ended June 30, 1998. The significant increase in advertising revenue and display rental cost is directly related to the increase in Displays owned by Media. The number of Displays owned by Media increased 1,890 or 94.5% from 2,000 at June 30, 1997 to 3,890 at June 30, 1998. Operating costs increased $767,000 or 141.5% from $542,000 for the six months ended June 30, 1997 to $1,309,000 for the six months ended June 30, 1998. The increase in operating costs is a reflection of the expansion of the Media operations. Income tax expense amounted to $250,000 for the six months ended June 30, 1998. Media generated net income of $33,000 for the six month period ended June 30, 1997 compared to net income of $342,000 for the six month period ended June 30, 1998. The increase in net income is primarily the result of increases in the number of Displays owned and occupancy rates. Display occupancy increased from 65.5% for the six months ended June 30, 1997 to 100% for the six months ended June 30, 1998. Net income is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations as a result of increases in the number of Displays owned and occupancy rates.

         Gain on sale of loans. The Company experienced a gain on the sale of the guaranteed portion of SBA 7a loans in the amount of $1.2 million on loans sold amounting to $ 12.1 million of the $18.9 million available during the six months ended June 30, 1998. There were no sales during the six months June 30, 1997. The Company accounts for gains on sale of loans in accordance with SFAS No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities) and SOP 88-5 11. Because of its limited experience with this portfolio, the Company has assumed a 15% discount rate and a 15% prepayment speed in calculating of the gains and excess servicing assets. Management will continue to review industry data as well as its experience with the portfolio and will adjust discount rates and prepayment speeds, if deemed appropriate.

         Other Income. The Company's other income increased $151,000 or 34.4% from $438,000 for the six months ended June 30, 1997 to $589,000 for the six months ended June 30, 1998. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

         Non-Interest Expenses. The Company's non-interest expenses increased $4.2 million or 153.0% from $2.7 million for the six months ended June 30, 1997 to $6.9 million for the six months ended June 30, 1998. Included in non-interest expenses for the six months ended June 30, 1998 are $1.5 million of expenses related to the merger with Medallion Capital. Exclusive of these expenses, non-interest expenses increased $2.7 million or 98.1% from $2.7 million for the six months ended June 30, 1997 to $5.4 million for the six months ended June 30, 1998. Other operating expenses increased $934,000 or 85.8% from $1,088,000 for the six months ended June 30, 1997 to $2,021,000 for the six months ended June 30, 1998. Salaries and benefits increased $1.7 million or 171.2% from $1.0 million for the six months ended June 30, 1997 to $2.8 million for the six months ended June 30, 1998. Professional fees decreased $11,000 or 3.6% from $308,000 for the six months ended June 30, 1997 to $297,000 for the six months ended June 30, 1998. Investment advisory fees increased $3,000 from $114,000 for the six months ended June 30, 1997 to $117,000 for the six months ended June 30, 1998. The operating expense ratio is computed as non-interest expenses divided by average assets excluding the merger related expenses. The operating expense ratio increased to 2.9% for the six-month period ended June 30, 1998 from 2.3% for the six-month period ended June 30, 1997, on an annualized basis. The significant increase in other operating expenses and salary expense is principally the result of the acquisition of certain assets and operations of Business Lenders LLC, which added 50 full time employees and the related overhead of seven satellite offices principally around the eastern part of the country, to the Company's non-interest expense. The additional staff and lending offices should help to provide additional loan growth for the Company.

         Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill was $210,000 for the six months ended June 30, 1997 and $240,000 for the six months ended June 30, 1998, and relates to $6.5 million of goodwill generated in the acquisitions of Edwards and TCC. The increase in amortization of goodwill is primarily related to the purchases of assets of VGI, VGII and Venture Opportunities Corp. The goodwill resulting from these acquisitions amounted to $1,545,000. The acquisition of Business Lenders LLC resulted in the addition of $200,000 of goodwill. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years.

         Net Investment Income. Net investment income increased $1.0 million or 21.1% from $4.8 million for the six-month period ended June 30, 1997 to $5.9 million for the six months ended June 30, 1998. Exclusive of the merger related expenses of $1.5 million, net investment income increased $2.5 million or 52.1% from $4.8 million for the six months period ended June 30, 1997 to $7.4 million for the six months ended June 30, 1998. The increase was attributable to the positive impact of portfolio growth coupled with an increase in the spread between average yield and average cost of funds. Also included in the increase for the six month period ended June 30, 1998 was a realized gain of approximately $1.0 million from the sale of common and preferred stock warrants in connection with the repayment of certain loans compared to net realized gains after taxes of $872,000 for the six month period ended June 30, 1997.

         Change in Net Unrealized Depreciation/Appreciation. The change in net unrealized appreciation increased $348,000 from a depreciation of $126,000 for the six months ended June 30, 1997 to an appreciation $222,000 for the six months ended June 30, 1998. The increase was the result of the increase in the value of equity investments that the Company owns.

         Net Realized Gain/Loss on Investments. The Company had an increase in realized net gain on investments of $131,000 from net realized gains after taxes of $872,000 for the six months ended June 30, 1997 to $1,003,000 for the six months ended June 30, 1998. The increase in realized gains was the result of the sale of common and preferred stock warrants in connection with the repayment of several loans.

         Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations increased $1.6 million or 28.0% from $5.6 million for the six months ended June 30, 1997 to $7.2 million for the six months ended June 30, 1998. Exclusive of the merger related expenses $1.5 million, net investment income increased $3.1 million or 55.4% from $5.6 million for the six months period ended June 30, 1997 to $8.7 million for the six months ended June 30,

1998. The increase was attributable to the positive impact of portfolio growth coupled with an increase in the spread between average yield and average cost of funds. Also included in the increase was a realized gain of approximately $1.0 million from the sale of common and preferred stock warrants in connection with the repayment of certain loans compared to net realized gains of after tax of $874,000. Return on assets and return on equity for the six months ended June 30, 1998, on an annualized basis, were 4.7% and 11.5%, respectively, compared to 4.7% and 10.0% for the six months ended June 30, 1997.

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

         The Company seeks to manage the exposure of the balance of the portfolio to increases in market interest rates by entering into interest rate cap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures. MFC has entered into interest rate cap agreements to limit the Company's LIBO interest rate exposure on MFC's revolving credit facility as summarized below:

                          LIBO          EFFECTIVE           MATURITY
         AMOUNT           RATE            DATE                DATE
         ------           ----            ----                ----
         $10,000,000      7.0%           5/13/97             5/13/99
         $20,000,000      7.0%           5/13/98            11/13/99
         $20,000,000      6.5%           4/7/98              9/30/99
         $20,000,000      7.0%           9/30/99             3/30/01


         Total premiums paid under the agreements are being amortized over the respective terms of the agreements. In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed rate indebtedness, such as SBA debentures. The Company currently has outstanding SBA debentures in the principal amount of $41.6 million with a weighted average rate of interest of 7.32%. At June 30, 1998, these debentures constituted 17.1% of the Company's total indebtedness.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity are credit facilities with bank syndicates, secured commercial paper, fixed rate, long-term debentures that are issued to or guaranteed by the SBA and loan amortization and prepayments. As a Regulated Investment Company ("RIC") under the Internal Revenue Code of 1986, as amended, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At June 30, 1998, 52.7% of the Company's $236.8 million of debt consisted of bank debt, substantially all of which was at variable effective rates of interest with a weighted average rate of 6.60% or 190 basis points below the Prime Rate, 29.8% or $70.5 million consisted of short-term commercial paper at a weighted average interest rate of 6.16% and 17.6% or $41.6 million consisted of SBA debentures with fixed rates of interest with a weighted average rate of 7.32%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, or to fund loans that qualify under SBA regulations through MFC and Medallion Capital which are already subject to certain SBA restrictions. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to possible additional SBA funding, an additional $32.8 million of debt was available at June 30, 1998 at variable effective rates of interest averaging below the Prime Rate under the Company's $228.0 million bank credit facilities.

         The following table illustrates the Company's and each of the subsidiaries' sources of available funds and amounts outstanding under credit facilities at June 30, 1998.


                                  MEDALLION
                                  FINANCIAL       MFC        EDWARDS       TCC       BLLC        CDI          TOTAL
                                  ---------       ---        -------       ---       ----        ---          -----
                                                           (DOLLARS IN THOUSANDS)

Cash and cash equivalents          $    77       $ 1,736    $      552   $ 1,387   $    81      $ 2,594        $6,427
Revolving lines of credit           25,000       195,000         8,000        --        --           --       228,000
  Amounts available                    500     30,703(a)         1,600        --        --           --     32,803(a)
  Amounts outstanding               24,500        93,800         6.400        --        --           --       124,700
    Average interest rate            6.66%         6.56%         6.96%        --        --           --         6.60%
    Maturity                       7/98(b)          6/99          7/98        --        --           --     7/98-6/99
Commercial paper
  Amounts outstanding                   --        70,497           --         --        --           --        70,497
    Average interest rate               --         6.16%           --         --        --           --         6.16%
    Maturity                            --          6/99           --         --        --           --          6/99
SBA debentures                          --         6,200        19,250     5,640        --       10,500        41,590
    Average interest rate               --         6.27%         7.58%     8.00%        --        7.08%         7.32%
    Maturity                            --     9/00-9/05     9/02-9/04      6/02        --    3/06-6/07     9/00-9/07
Total cash and remaining amounts
  available under credit facilities    577        32,439         2,152     1,387        81        2,594        39,230
Total debt outstanding             $24,500      $170,497       $25,250    $5,640      $  -    $  10,500     $ 236,787


(a) Commercial paper outstanding is deducted from revolving credit lines available as the line of credit acts as a liquidity facility for the commercial paper.

(b) On July 31, 1998, the Company entered into a $57.5 million revolving credit facility maturing on July 30, 2000. This facility replaced the line of credit maturing on July 31, 1998 for Medallion Financial Corp.

         Loan amortization and prepayments also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, medallion loan market rates, economic conditions and competition. Medallion loan prepayments have slowed since early 1994, initially because of increases, and then stabilization in the level of interest rates and more recently because of an increase in the percentage of the Company's medallion loans which are refinanced with the Company rather than through other sources of financing.

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

         Risk Relating to Integration of CDI and Medallion. The realization of certain benefits anticipated as a result of the acquisition of Medallion
Capital will depend in part on the integration of Medallion Capital's investment portfolio and specialty finance business with the Company and the successful inclusion of Medallion Capital's investment portfolio in the Company's financing operations. There can be no assurance that Medallion Capital's business can be operated profitably or integrated successfully into the Company's operations. Such effects could have a material adverse effect on the financial results of the Company.

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

         Year 2000. The Company is addressing the Year 2000 problem, which concerns the inability of systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond. The Company, in the ordinary course of business, has for several years had several information system improvement initiatives underway. These initiatives include the installation of new loan servicing software. Management believes that such initiatives will adequately address the Year 2000 problem, although there can be no assurance in this regard. Costs related to new information systems will be capitalized and amortized over their useful lives. Management does not believe that the other costs associated with addressing the Year 2000 problem will be material. The Company will continue to address the Year 2000 issue in connection with its future acquisitions. The ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. Failure of such third parties or the Company to adequately address their respective Year 2000 issues could have a material adverse effect on the Company's financial condition or results of operations.

                                    PART II
                               OTHER INFORMATION

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its annual meeting of stockholders on June 11, 1998 (the "Annual Meeting").

  The Company's stockholders were asked to take the following actions at the meeting:

  (1) Elect three Class II Directors to serve until the 2001 annual meeting of stockholders or until their successors shall otherwise be elected (the "Board Proposal");

  (2) Amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock therein (the "Charter Proposal");

  (3) Approve certain amendments to the Company's 1996 Stock Option Plan to increase the number of authorized shares of common stock reserved for issuance thereunder (the "Incentive Plan Proposal");

  (4) Approve the renewal of the sub-advisory agreement between the Company and FMC Advisers, Inc. (the "Advisory Contract Proposal"); and

  (5) Ratify the Board of Directors' selection of Arthur Andersen LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1998 (the "Auditors Proposal").

  With respect to the Board Proposal, the three individuals nominated for director were elected by the affirmative vote of a majority of shares of common stock present at the Annual Meeting.

  The nominees and the votes received by each are as follows:

                              Votes cast for           Withheld
                        -------------------------------------------------
Mario M. Cuomo                  11,215,210              23,185
Frederick S. Hammer             11,215,210              23,185
Andrew M. Murstein              11,215,210              23,185



  The Charter Proposal, Incentive Plan Proposal, Advisory Contract Proposal and Auditors Proposal were also approved by affirmative vote of a majority of shares of common stock present at the Annual Meeting. Each of the proposals received the following votes:

                                 Votes cast for    Against      Abstentions
                              ------------------------------------------------
Charter Proposal                     8,701,755      1,685,375     851,162
Incentive Plan Proposal             10,919,794        275,559      30,810
Advisory Contract Proposal           9,911,598      1,581,541      52,562
Auditors Proposal                   11,204,803          6,154      27,430

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits.

2.1 Agreement and Plan of Merger, dated as of March 6, 1998, by and among Medallion Financial Corp., CD Merger Corp. and Capital Dimensions, Inc. (Exhibits and Schedules thereto omitted). Filed herewith.

3.1 Medallion Financial Corp. Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

3.1.1 Certificate of Amendment of Medallion Financial Corp. Restated Certificate of Incorporation. Filed herewith.

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

4.2 Debenture due September 1, 2002 in the amount of $3,500,000 issued by Edwards Capital Company and payable to Chemical Bank as Trustee under the Amended and Restated Trust Agreement dated March 1, 1990 among the Trustee, the U.S. Small Business Administration and SBIC Funding Corporation (the "Amended Trust Agreement"). Filed as Exhibit f.4 to the Company's Registration Statement on Form N-2 (File No.
         333-1670) and incorporated by reference herein.

4.3 Debenture due September 1, 2002 in the amount of $6,050,000 issued by Edwards Capital Company and payable to Chemical Bank under the Amended Trust Agreement. Filed as Exhibit f.5 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.4 Debenture due June 1, 2004 in the amount of $4,600,000 issued by Edwards Capital Company and payable to Chemical Bank under the Amended Trust Agreement. Filed as Exhibit f.6 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.5 Debenture due September 1, 2004 in the amount of $5,100,000 issued by Edwards Capital Company and payable to Chemical Bank under the Amended Trust Agreement. Filed as Exhibit f.7 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.6 Letter Agreement, dated September 8, 1992, between the U.S. Small Business Administration and Edwards Capital Company regarding limit on incurrence of senior indebtedness, as amended on January 17, 1996. Filed as Exhibit f.8 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein. Letter dated September 19, 1996 from the U.S. Small Business Administration to Edwards Capital Corp. amending such Letter Agreement was filed as
         Exhibit 4.7 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and is incorporated by reference herein.

4.7 Debenture due June 1, 2002 in the amount of $5,640,000 issued by Transportation Capital Corp: and payable to Chemical Bank under the Amended Trust Agreement. Filed as Exhibit f.10 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

10.1 Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed herewith.

27       Medallion Financial Corp. Financial Data Schedule.  Filed herewith.


         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K were filed during the fiscal quarter ended June 30, 1998.

                           MEDALLION FINANCIAL CORP.

                                  SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                           MEDALLION FINANCIAL CORP.

Date:    August 14, 1998                   By: /s/ Daniel F. Baker
                                               ----------------------
                                               Daniel F. Baker
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Chief Accounting Officer)