Form 10-Q
period 1998-09-30
MEDALLION FINANCIAL CORP
filed 1998-11-16
CIK 1000209

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

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

                        Yes  X        No
                            ----          ----

   Number of shares of Common Stock outstanding at the latest practicable date, November 10, 1998:

        CLASS OUTSTANDING                   PAR VALUE     SHARES OUTSTANDING
        -----------------                   ---------     ------------------

Common Stock...........................       $.01          14,000,114

================================================================================

                           MEDALLION FINANCIAL CORP.
                                   FORM 10-Q
                              SEPTEMBER 30, 1998

                                     INDEX

                                                                                                Page
                                                                                                ----
PART I.    FINANCIAL INFORMATION

Item 1.    Basis of Preparation...............................................................  3
              Medallion Financial Corp. Consolidated Balance Sheets
                at September 30, 1998 and December 31, 1997...................................  4
              Medallion Financial Corp. Consolidated Statement of Operations
                for the three and nine months ended September 30, 1998 and 1997...............  5
              Medallion Financial Corp. Consolidated Statement of Cash
                Flows for the three and nine months ended September 30, 1998 and 1997.........  6
              Notes to Consolidated Financial Statements......................................  7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................................... 13
              General......................................................................... 13
              Consolidated Results of Operations (for the three months
                ended September 30, 1997 and 1998)............................................ 16
              Consolidated Results of Operations (for the nine months ended
                September 30, 1997 and 1998).................................................. 20
              Asset/Liability Management...................................................... 23
              Liquidity and Capital Resources................................................. 25
              Investment Considerations....................................................... 26

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.................................................... 28

SIGNATURES.................................................................................... 30

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

     The financial information included in this report reflects the acquisition of Capital Dimensions, Inc. ("CDI") which was subsequently renamed Medallion Capital, Inc. The acquisition was completed on June 16, 1998 and was accounted for as a pooling of interests and, accordingly, the information included in the accompanying financial statements and notes thereto present the combined financial position and the results of operations of the Company and CDI as if they had operated as a combined entity for all periods presented. The financial information in this report is divided into two sections. The first section, Item 1, includes the unaudited consolidated balance sheet of the Company as of September 30, 1998 and the related statements of operations, stockholders' equity and cash flows for the three and nine months ending September 30, 1998 and 1997. Item 1 also sets forth the consolidated balance sheet of the Company as of December 31, 1997. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations and sets forth an analysis of the financial information included in Item 1 for the three and nine months ended September 30, 1998 and 1997.

     The consolidated balance sheet of the Company as of September 30, 1998, the related statements of operations, and cash flows for the three and nine months ended September 30, 1998 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1997.

                           MEDALLION FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                  AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                               1998            1997
                                                                          --------------  -------------
                                                                           (Unaudited)      (Restated
                                                                                           See Note 2)
ASSETS
  Investments :
  Medallion loans                                                          $275,287,532    $225,961,249
  Commercial installment loans                                               92,108,499      79,803,197
  Equity investments                                                          9,234,960       7,490,000
                                                                           ------------    ------------
  Net investments                                                           376,630,991     313,254,446
  Investment in unconsolidated subsidiary                                     1,963,433       1,140,424
                                                                           ------------    ------------
        Total investments                                                   378,594,424     314,394,870
  Cash                                                                        6,005,865       6,666,613
  Accrued interest receivable                                                 4,501,838       3,237,840
  Receivable from sale of loans                                               7,718,541       2,862,981
  Fixed assets, net                                                           1,073,694         356,206
  Goodwill, net                                                               7,639,999       6,082,515
  Servicing fee receivable                                                    2,087,236       1,617,415
  Other assets                                                                3,962,258       4,675,204
                                                                           ------------    ------------
        Total assets                                                       $411,583,855    $339,893,644
                                                                           ============    ============

LIABILITIES
  Accounts payable                                                         $  6,184,888    $  7,377,222
  Dividends payable                                                                   -       3,594,402
  Accrued interest payable                                                    2,437,836         871,194
  Notes payable to banks and demand notes                                   128,700,000     137,750,000
  Commercial paper                                                           78,634,452               -
  SBA debentures payable                                                     41,590,000      39,770,000
                                                                           ------------    ------------
        Total liabilities                                                   257,547,176     189,362,818
                                                                           ------------    ------------

  Negative goodwill, net                                                      1,253,516       1,795,316
                                                                           ------------    ------------

  Commitments and contingencies (Note 6)

SHAREHOLDERS' EQUITY (Note 1)
  Preferred Stock (1,000,000 shares of $.01 par                                       -               -
    value stock authorized-none outstanding)
  Common stock (45,000,000 and 15,000,000 shares of $.01 par value stock authorized -14,000,114 and 13,908,916 shares
    outstanding at September 30, 1998 and December 31, 1997,
    respectively)                                                               140,002         139,089
  Capital in excess of par value                                            143,560,751     143,065,650
  Accumulated undistributed income                                            9,082,410       5,530,771
                                                                           ------------    ------------
        Total shareholders' equity                                          152,783,163     148,735,510
                                                                           ------------    ------------
        Total liabilities and shareholders' equity                         $411,583,855    $339,893,644
                                                                           ============    ============
Number of common shares and common share equivalents                         14,144,331      14,062,318
                                                                           ============    ============
Net asset value per share                                                  $      10.80    $      10.58
                                                                           ============    ============


     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                          THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                              ENDED          ENDED           ENDED           ENDED
                                                          SEPTEMBER 30,  SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                              1998           1997            1998            1997
                                                              ----           ----            ----            ----
                                                                           (Restated)                     (Restated)
Investment income:
    Interest income on investments                          $ 8,848,391    $ 6,408,287     $26,290,506    $17,922,121
    Interest income on s/t investments                           93,372         43,000         261,009        155,678
                                                            -----------    -----------     -----------    -----------
  Total investment income                                     8,941,763      6,451,287      26,551,515     18,077,799

  Interest expense:
    Notes payable to banks                                    2,027,737      1,385,984       6,865,979      4,844,742
    Commercial paper                                          1,112,697              -       2,024,638              -
    SBA debentures                                              794,886        807,256       2,352,689      2,240,501
                                                            -----------    -----------     -----------    -----------
  Total interest expense                                      3,935,320      2,193,240      11,243,306      7,085,243

  Net interest income                                         5,006,443      4,258,047      15,308,209     10,992,556
                                                            -----------    -----------     -----------    -----------

  Non-interest income:
    Equity in earnings of unconsolidated subsidiary             480,561         47,749         823,009         80,551
    Accretion of negative goodwill                              180,600        180,600         541,800        541,800
    Gain on sale of loans                                       407,369              -       1,565,944              -
    Other income                                                419,114        265,999       1,007,652        703,980
                                                            -----------    -----------     -----------    -----------

  Total non-interest income                                   1,487,644        494,348       3,938,405      1,326,331
                                                            -----------    -----------     -----------    -----------
  Expenses:
    Administrative and advisory fees                             64,630         66,832         181,192        180,724
    Professional fees                                           184,794        157,051         481,573        465,054
    Salaries and benefits                                     1,388,080        590,784       3,964,189      1,590,318
    Other operating expenses                                  1,198,496        608,401       3,355,498      1,696,217
    Amortization of goodwill                                    135,542        105,060         375,961        315,180
    Merger related expenses                                           -              -       1,494,491              -
                                                            -----------    -----------     -----------    -----------
  Total expenses                                              2,971,542      1,528,128       9,852,904      4,247,493

  Net investment income                                       3,522,545      3,224,267       9,393,710      8,071,394
                                                            -----------    -----------     -----------    -----------

  Net realized gain on investments                              595,965        211,000       1,622,591      2,015,398
  Change in net unrealized depreciation                          41,890        127,783         264,292          1,827
  Income tax benefit (provision)                                 40,007              -          78,573       (932,000)
                                                            -----------    -----------     -----------    -----------

  Net increase in net assets resulting from operations      $ 4,200,407    $ 3,563,050     $11,359,166    $ 9,156,619
                                                            ===========    ===========     ===========    ===========

  Net increase in net assets resulting from
    operations per common share
Basic                                                             $0.30          $0.26           $0.81          $0.79
                                                            ===========    ===========     ===========    ===========

Diluted                                                           $0.30          $0.25           $0.81          $0.78
                                                            ===========    ===========     ===========    ===========

Weighted average common shares outstanding:
Basic Average Shares                                         13,998,420     13,934,904      13,950,806     11,560,794
                                                            ===========    ===========     ===========    ===========

Diluted Average Shares                                       14,090,424     14,030,078      14,095,023     11,667,536
                                                            ===========    ===========     ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                               NINE MONTHS          NINE MONTHS
                                                                                  ENDED                ENDED
                                                                           SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                                           -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                               (Restated)
 Net increase in net assets resulting from operations                           $  11,359,164        $   9,156,619
 Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
     Depreciation and amortization                                                    241,808               38,815
     Increase in equity in earnings of unconsolidated subsidiary                     (823,009)             (80,551)
     Change in unrealized depreciation                                                      -               25,000
     Amortization of goodwill                                                         375,961              315,180
     Increase in accrued interest receivable                                       (1,130,706)          (1,110,474)
     Decrease (Increase) in other assets                                              681,025           (1,716,122)
     Increase (Decrease) in accounts payable and accrued expenses                  (1,367,334)           1,058,020
     Increase in receivable from sale of loans                                     (4,855,560)                   -
     Increase in servicing fee receivable                                            (469,821)                   -
     Accretion of negative goodwill                                                  (541,800)            (541,800)
     Increase (decrease) in accrued interest payable                                1,449,560              423,747
                                                                                -------------        -------------

         Net cash provided by operating activities                                  4,919,288            7,568,434
                                                                                -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Originations of investments                                                    (157,331,497)        (119,353,432)
  Proceeds from sales and maturities of investments                               110,700,614           46,639,443
  Payment for purchase of VG1, VGII & VOC                                         (11,963,072)                   -
  Capital expenditures                                                             (1,284,620)               4,096
                                                                                -------------        -------------

         Net cash used for investing activities                                   (47,283,936)         (72,709,893)
                                                                                -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of notes payable to banks                                               (9,050,000)          (5,575,000)
  Proceeds from issuance of commercial paper                                       78,634,452                    -
  Proceeds from (payment of) SBA debentures                                        (4,380,000)           1,102,082
  Proceeds from exercise of stock options                                             496,014                    -
  Proceeds from sale of common stock                                                        -           74,586,285
  Payment of declared dividends to current stockholders                           (11,401,927)          (6,374,500)
                                                                                -------------        -------------
         Net cash provided by financing activities                                 54,298,539           63,738,867
                                                                                -------------        -------------

NET DECREASE IN CASH                                                                 (660,748)          (1,402,592)

CASH beginning of period                                                            6,666,613            6,099,512
                                                                                -------------        -------------

CASH end of period                                                              $   6,005,865        $   4,696,920
                                                                                =============        =============

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                                      $   9,676,664        $   6,661,496
                                                                                =============        =============


     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998



(1)  FORMATION OF MEDALLION FINANCIAL CORP.

        Medallion Financial Corp. (the "Company") is a closed-end management investment company organized as a Delaware corporation in 1995. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). On May 29, 1996, the Company completed an initial public offering (the "Offering") of its common stock. In connection with the Offering, the Company issued and sold 5,750,000 shares at $11.00 per share and split the existing 200 shares of common stock outstanding into 2,500,000 shares. All share and related amounts in the accompanying financial statements have been restated to reflect this stock split. Offering costs incurred by the Company in connection with the sale of shares totaling $7,102,944 were recorded as a reduction of capital upon completion of the Offering. These costs were recorded, net of $200,000 payable by Tri-Magna and its subsidiaries in accordance with the merger agreement. In parallel with the Offering, the Company merged with Tri-Magna, acquired substantially all of the assets and assumed certain liabilities of Edwards Capital Company, a limited partnership and acquired all of the outstanding voting stock of Transportation Capital Corp. ("TCC") collectively, the ("1996 Acquisitions") (see note 3). The assets acquired and liabilities assumed from Edwards Capital Company were acquired and assumed by Edwards Capital Corporation ("Edwards"), a newly formed and wholly owned subsidiary of the Company. As a result of the merger with Tri-Magna in accordance with the Merger Agreement, dated December 21, 1995, between the Company and Tri-Magna, MFC and Taxi Media Inc., formerly subsidiaries of Tri-Magna, became wholly-owned subsidiaries of the Company.

        MFC, Edwards and TCC are closed-end management investment companies registered under the 1940 Act and are each licensed as a small business investment company (SBIC) by the SBA. As an adjunct to the Company's taxicab medallion finance business, Medallion Media, Inc. ("Media"), successor to Taxi, operates a taxicab rooftop advertising business. The Company decided to merge all of the assets and liabilities of Edwards and TCC into MFC subject to the approval of the Small Business Administration ("SBA"). As of September 30, 1998, the Company is awaiting such approval from the SBA.

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

        In connection with the 1996 Acquisitions and the Business Lenders Acquisition, the Company received the approval from the Connecticut State Department of Banking, as well as approval from the SBA.

        On June 16, 1998, the Company completed the acquisition of Capital Dimensions, Inc. ("CDI") an SSBIC lender, headquartered in Minneapolis, Minnesota. CDI was subsequently renamed Medallion Capital, Inc. ("Medallion Capital"). The charter was amended to convert Medallion

Capital to an SBIC. The Company issued 1,112,677 shares of its common stock for the outstanding shares of CDI; common stock by exchanging 0.59615 shares of its common stock for each outstanding share of CDI common stock. The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling of interests method of accounting. Under this method, the historical book values of the assets and liabilities of CDI, as reported in its balance sheet are carried over onto the Company's consolidated balance sheet, and no goodwill or other intangible assets are created. The following tables set forth the results of operations of CDI and the Company for the six months ended June 30, 1998 and the three and nine months ended September 30, 1997 and are included in the accompanying consolidated statement of operations.

(Dollars in thousands, except shares and per share
 amounts)
FOR THE SIX MONTHS ENDED JUNE 30, 1998                   The Company   CDI    Combined
--------------------------------------------------------------------------------------
Total Investment Income                                     $16,322  $1,288   $17,610
Net increase in net assets from operations                  $ 5,692  $1,467   $ 7,159
Net increase in net assets from operations per share
Basic                                                       $   .44  $ 1.40   $   .51
Diluted                                                     $   .44  $ 1.29   $   .51

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997            The Company   CDI    Combined
--------------------------------------------------------------------------------------
Total Investment Income                                     $ 5,971  $  480   $ 6,451
Net increase in net assets from operations                  $ 3,470  $   93   $ 3,563
Net increase in net assets from operations per share
Basic                                                       $   .27  $  .05   $   .26
Diluted                                                     $   .27  $  .05   $   .25

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997             The Company   CDI    Combined
--------------------------------------------------------------------------------------
Total Investment Income                                     $16,142  $1,936   $18,078
Net increase in net assets from operations                  $ 7,726  $1,430   $ 9,156
Net increase in net assets from operations per share
Basic                                                       $   .73  $  .85   $   .79
Diluted                                                     $   .73  $  .76   $   .78

        On May 27, 1998, the Company completed the acquisition of certain assets and assumption of certain liabilities of Venture Group I, Inc. ("VGI"), Venture Group II, Inc. ("VGII") and Venture Opportunities Corp., an SBIC lender headquartered in New York, New York for an aggregate purchase price of $11,963,072. This acquisition was accounted for under the purchase method of accounting. Included in the purchase price was certain premiums paid totaling $1,545,000, which represented goodwill and the signing of ten year non-compete agreements with certain individuals associated with the former companies.

        In conjunction with the acquisitions, liabilities were assumed as follows:

VGI, VGII AND VENTURE OPPORTUNITIES CORP
-------------------------------------------------------
Fair value of assets acquired               $18,455,155
Cash paid                                    11,963,072
Liabilities assumed                         $ 6,492,083
                                            ===========
                                            -----------

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

     Under the 1940 Act and the Small Business Investment Act of 1958 and regulations thereunder (the "SBIA"), the Company's long-term loans are considered investments and are recorded at their fair value. Since no ready market exists for these loans, fair value is determined by the Board of Directors in good faith. In determining fair value, the Company and the Board of Directors take into consideration factors including the financial condition of the borrower, the adequacy of the collateral and the relationships between market interest rates and portfolio interest rates and maturities. Loans are valued at cost less unrealized depreciation. Any change in the fair value of the Company's investments as determined by the Board of Directors is reflected in net unrealized depreciation of investments. Total unrealized depreciation was $2,143,217 and $2,233,717 on total investments of $376,630,991 and
$313,254,446 at September 30, 1998 and December 31, 1997, respectively, of which $1,522,417 existed at the date of the Company's 1996 Acquisitions. The Board of Directors has determined that this valuation approximates fair value.

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. The dilutive effect of potential common shares in 1997 and 1998, consisting of outstanding stock options is determined using the treasury method in accordance with SFAS No. 128. Basic and fully diluted EPS for the three and nine months ended September 30, 1998 and 1997 are as follows:


(Dollars in thousands, except shares and per share amounts)
THREE MONTHS ENDED             SEPTEMBER 30, 1998                   SEPTEMBER 30, 1997
------------------------------------------------------------------------------------------------
                            Income       Shares       Per Share   Income     Shares    Per Share
                                                        Amount                           Amount
------------------------------------------------------------------------------------------------
Net Income                   $4,200                               $3,563
Basic EPS:
Income available to           4,200    13,998,420        $.30      3,563    13,934,904       $.26
common stockholders
Effect of dilutive
options
Stock options                              92,004                               95,174
Diluted EPS:
Income available to           4,200    14,090,424        $.30      3,563    14,030,078       $.25
common stockholders


NINE MONTHS ENDED             SEPTEMBER 30, 1998               SEPTEMBER 30, 1997
-------------------------------------------------------------------------------------------
                          Income     Shares     Per Share    Income     Shares    Per Share
                                                 Amount                            Amount
-------------------------------------------------------------------------------------------
Net Income               $11,359                             $9,157
Basic EPS:
Income available to       11,359  13,950,806       $.81       9,157  11,560,794       $.79
common stockholders
Effect of dilutive
options
Stock options                        144,217                            106,742
Diluted EPS:
Income available to       11,359  14,095,023       $.81       9,157  11,667,536       $.78
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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards regarding accounting and reporting requirements for derivative instruments and hedging activities. The new standard is effective for fiscal years beginning after June 15, 1999. The Company is presently studying the effect of the new pronouncement and, as required, expects to adopt SFAS No. 133 beginning January 1, 2000. As of September 30, 1998, the Company did not own any derivative instruments.

(4)  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     The Company's investment in Media is accounted for under the equity method because as a non-investment company, Media cannot be consolidated with the Company which is an investment company under the 1940 Act. Financial information presented for Media includes the balance sheets as of September 30, 1998 and December 31, 1997 and unaudited statement of operations for the three and nine months ended September 30, 1998 and 1997:

                                              SEPTEMBER 30,  DECEMBER 31,
                                                  1998           1997
                                              -------------  ------------
Cash                                             $  580,236    $  594,377
Accounts receivable                               1,327,825       700,392
Equipment, net                                    1,708,369     1,422,284
Goodwill                                          1,032,111
Other                                               538,120       533,541
                                                 ----------    ----------
        Total assets                             $5,186,661    $3,250,594
                                                 ==========    ==========

Notes payable to parent                          $2,018,192     1,555,637
Accounts payable and accrued expenses               615,818       283,915
Federal income taxes payable                        480,599       162,000
                                                 ----------    ----------
        Total liabilities                         3,114,609     2,001,552

Equity                                            1,001,000     1,001,000
Retained earnings                                 1,071,052       248,042
                                                 ----------    ----------
        Total equity                              2,072,052     1,249,042
                                                 ----------    ----------
        Total liabilities and shareholders'
          equity                                 $5,186,661    $3,250,594
                                                 ==========    ==========

                            THREE MONTHS   THREE MONTHS    NINE MONTHS    NINE MONTHS
                                ENDED          ENDED          ENDED          ENDED
                            SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
STATEMENT OF OPERATIONS         1998           1997           1998           1997
                          ------------------------------------------------------------

Advertising revenue            $2,256,908       $725,766     $5,229,234     $1,716,926
Cost of service                   606,150        273,812      1,677,200        690,385
                               ----------       --------     ----------     ----------

Gross margin                    1,650,758        451,954      3,552,034      1,026,541
Other operating expenses          870,377        379,205      2,179,024        920,990
                               ----------       --------     ----------     ----------

Income before taxes               780,381         72,749      1,373,010        105,551
Income taxes                      300,000         25,000        550,000         25,000
                               ----------       --------     ----------     ----------

Net income                     $  480,381       $ 47,749     $  823,010     $   80,551
                               ==========       ========     ==========     ==========

  On September 1, 1998, the Company purchased for cash substantially all of the operations and assets of New Orleans-based Taxi Ads, LLC, for an aggregate purchase price of $1,200,000. This acquisition was accounted for under the purchase method of accounting. Included in the purchase price was certain premiums paid totaling $1,001,766, which represented goodwill.

 (5)  DEBT

     The table below summarizes the various debt agreements the Company and its subsidiaries had outstanding at September 30, 1998 and December 31, 1997:


                                  SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                  ------------------  -----------------
Notes payable to banks:
  Total facilities                   $257,250,000       $228,000,000
  Maturity of facilities               10/98-7/00          1/98-6/99
  Total amounts outstanding          $128,700,000       $137,750,000
                                     ============       ============

SBA debentures payable               $ 41,590,000       $ 39,770,000
                                     ============       ============

  Maturity                              9/00-9/04          6/98-9/04

     Under the revolving credit agreement between MFC and its lenders, as amended, MFC is required to maintain minimum tangible net assets of $45,000,000 and certain financial ratios. The Company believes that MFC was in compliance with such requirements at September 30, 1998.

(6)  COMMERCIAL PAPER

  On March 13, 1998, MFC entered into a commercial paper agreement with Salomon Smith Barney to sell up to an aggregate principal amount of $195 million in secured commercial paper through private placements pursuant to Section 4(2) of the Securities Act of 1933. Amounts outstanding at any time under the program are limited by certain covenants, including a requirement that MFC retain an investment grade rating from at least two of the four nationally recognized rating agencies, and borrowing base calculations as set forth in MFC's syndicated credit facilities, which act as backup to the commercial paper program on a pari passu basis. The commercial paper program has no specified maturity and may be terminated by the Company at any time. As of September 30, 1998, MFC had $78,634,452 outstanding at a weighted average interest rate of 5.90%

(7)  SUBSEQUENT EVENTS

     On November 4, 1998, MFC declared a dividend payable to the Company in the amount of $210 per share payable on November 5, 1998 (aggregating $1,398,390), Edwards declared a dividend payable to the Company in the amount of $4,400 per share payable on November 5, 1998 (aggregating $440,000) and TCC declared a dividend payable to the Company in the amount of $1,240 per share payable on November 5, 1998 (aggregating $124,000). With the proceeds of these dividends, on November 4, 1998 the Company declared a dividend in the amount of $0.30 per share (aggregating $4,200,034) payable on November 30, 1998 to the stockholders of record on November 16, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In addition, this Management's Discussion and Analysis contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section. All amounts have been restated to include the historical amounts of Medallion Capital, Inc. (formerly Capital Dimensions, Inc.)


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

     In addition, through its Medallion Capital subsidiary, the Company invests in minority owned small businesses in selected industries. Medallion Capital's investments are typically in the form of secured debt instruments with fixed interest rates accompanied by warrants to purchase an equity interest for a nominal exercise price (such warrants constituting "Equity Investments"). Interest income is earned on the debt investments. Realized gains (losses) on investments are recognized when investments are sold and represent the difference between the proceeds received from the disposition of portfolio assets and the cost of such portfolio assets. In addition, changes in unrealized appreciation (depreciation) of investments is recorded and represents the net change in the estimated fair values of the portfolio assets at the end of the period as compared with their estimated fair values at the beginning of the period or the cost of such portfolio assets, if purchased during the period. Generally, "realized gains (losses) on investments" and "changes in unrealized appreciation (depreciation) of investments" are inversely related. When an appreciated asset is sold to realize a gain, a decrease in unrealized appreciation occurs when the gain associated with the asset (if previously recognized as an unrealized gain) is transferred from the "unrealized" to the "realized" category. Conversely, when a loss previously recognized as an unrealized loss is realized by the sale or other disposition of a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in net unrealized appreciation and an increase in realized loss.

  Trend in Loan Portfolio Yield. The Company's investment income is driven by the principal amount of and yields on Medallion Loans and Commercial Installment Loans. The following table illustrates the Company's weighted average portfolio yield at the dates indicated:

                                                   DECEMBER 31, 1997                    SEPTEMBER 30, 1998
                                         WEIGHTED                 PERCENTAGE   WEIGHTED                     PERCENTAGE
                                          AVERAGE    PRINCIPAL     OF TOTAL     AVERAGE    PRINCIPAL         OF TOTAL
                                           YIELD      AMOUNTS      PORTFOLIO     YIELD      AMOUNTS          PORTFOLIO
                                         ---------  ------------  -----------  ---------  ------------  -------------------

Medallion Loan Portfolio                   9.28%  $225,961,249      72.1%        9.03%    $275,287,534         73.1%
Commercial Installment Loan Portfolio     12.74     79,803,197      25.5        12.69       92,108,497         24.4
Equity Investments                            -      7,490,000       2.4            -        9,234,960          2.5
                                          -----   ------------     -----        -----     ------------        -----
Total Portfolio                           10.20%  $313,254,446     100.0%        9.96%    $376,630,991        100.0%
                                                  ============     =====                  ============        =====


     The weighted average yield e.o.p./1/ of the Medallion Loan portfolio decreased 25 basis points from 9.28% at December 31, 1997 to 9.03% at September 30, 1998. Medallion Loans constituted 72.1% of the total portfolio of $313.3 million at December 31, 1997 and 73.1% of the total portfolio of $376.6 million at September 30, 1998. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. To offset the resulting decline in investment income, the Company increased the origination of loans with shorter interest rate maturity dates, thereby reducing the Company's interest rate risk exposure. The Company believes that this time period varies to some extent as a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to prepay in a rising interest rate environment. As a result of this decline in the Medallion Loan portfolio yield, the weighted average yield e.o.p. of the entire portfolio decreased 24 basis points from 10.20% at December 31, 1997 to 9.96% at September 30, 1998.

     The Company had been shifting the portfolio mix toward a higher percentage of Commercial Installment Loans, which historically have had a yield of approximately 300 basis points higher than the Company's Medallion Loans and 250 to 600 basis points higher than the Prime Rate; however, the Company was able to grow the Medallion Loan portfolio faster than anticipated. The weighted average yield e.o.p. of the Commercial Installment Loan portfolio decreased 5 basis points from 12.74% at December 31, 1997 to 12.69% at September 30, 1998. Although the percentage of the entire portfolio composed of Commercial Installment Loans decreased from 25.5% at December 31, 1997 to 24.4% at September 30, 1998, the actual outstanding balances increased from $79.8 million at December 31,1997 to $92.1 million at September 30, 1998. The Company expects to try to increase both the percentage of Commercial Installment Loans in the total portfolio and the number of floating rate loan originations.

  Equity Investments represented 2.4% and 2.5% of the Company's entire portfolio at December 31, 1997 and September 30, 1998, respectively.

  Trend in Interest Expense. The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates, secured commercial paper and, to a lesser degree, fixed-rate, long-term debentures issued to or guaranteed by the SBA. In recent years, the Company has reduced its reliance on SBA financing and increased the

---------------------------------
/1/ e.o.p. or "end of period," indicates that a calculation is made at the date indicated rather than for the period then ended.

relative proportion of bank debt to total liabilities. SBA financing has offered attractive rates however, such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the Small Business Investment Act of 1958, as amended (the "SBIA") and SBA Regulations through subsidiaries subject to SBA restrictions. The Company believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt and secured commercial paper has generally decreased its interest expense thus far, but has also increased the Company's exposure to the risk of increases in market interest rates which the Company attempts to mitigate with certain matching strategies. The Company also expects that net interest income should increase as the Company issues more commercial paper in lieu of bank debt and will thus permit an increase in the size of the loan portfolio. At the present time commercial paper is generally priced at approximately 40-50 basis points below the rate charged under the Company's revolving credit facilities. At December 31, 1997 and September 30, 1998, short-term LIBOR-based debt constituted 70.3% and 51.7% of total debt, respectively. At September 30, 1998, commercial paper constituted 31.6% of total debt. The Company began issuing commercial paper on March 16, 1998.

  The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium over LIBOR paid by the Company on its LIBOR-based debt and secured commercial paper, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 1-180 days. The Company's debentures issued to or guaranteed by the SBA typically have initial terms of ten years. The Company's cost of funds reflect fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the 90- and 180-day LIBOR (the "LIBOR Benchmark"). The Company's average cost of funds e.o.p. decreased from 7.14% or 131 basis points over the LIBOR Benchmark of 5.83% at December 31, 1997 to 6.51%, or 91 basis points over the LIBOR Benchmark of 5.60% at September 30, 1998.

  Taxicab Rooftop Advertising. In addition to its finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media's revenue is affected by the number of taxicab rooftop advertising displays ("Displays") that it owns and the occupancy rate and advertising rate of those Displays. At September 30, 1998, Media had approximately 4,790 installed Displays. The Company expects that Media will continue to expand its operations. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company because Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies, with investment companies.

  Factors Affecting Net Assets. Factors which affect the Company's net assets include net realized gain/loss on investments and change in net unrealized depreciation of investments. Net realized gain/loss on investments is the difference between the proceeds derived upon sale or foreclosure of a loan and the cost basis of such loan or equity investments. Change in net unrealized depreciation of investments is the amount, if any, by which the Company's estimate of the fair market value of its loan portfolio is below the cost basis of the loan portfolio. Under the 1940 Act and the SBIA, the Company's loan portfolio and other investments must be recorded at fair market value or "marked to market." Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of its loan portfolio to reflect the

Company's estimate of the current realizable value of the loan portfolio. Since no ready market exists for the Company's loans, fair market value is subject to the good faith determination of the Company. In determining such value, the Company takes into consideration factors such as the financial condition of its borrowers, the adequacy of its collateral and the relationships between current and projected market rates of interest and portfolio rates of interest and maturities. Any change in the fair value of portfolio loans or other investments as determined by the Company is reflected in net unrealized depreciation or appreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income. Therefore, if recent decrease in prevailing interest rates lead to a trend of lower interest rates, net increase in net assets resulting from operations could increase. Upon the completion of the Acquisitions on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair market value, which included $1.5 million of net unrealized depreciation, as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting. Application of the "marked to market" policy to the Company's loan portfolio could result in greater volatility in the Company's earnings than was the case for the businesses acquired in the 1996 Acquisitions because the "marked to market" policy was not applied in all cases to the 1996 Acquisitions.


CONSOLIDATED RESULTS OF OPERATIONS

For the Three Months Ended September 30, 1997 and 1998.

  Performance Summary. For the three months ended September 30, 1998, net investment income has been positively impacted by the growth of the Loan Portfolio, an increase in spread and an increase in realized gains from the sale of stock warrants, offset by an increase in operating expenses. The gross spread for the period was higher due to a reduction in the Company's cost of funds resulting from a reduction in the spread over LIBOR on the Company's revolving credit facilities and the issuance of commercial paper offset by lower yields being realized on net investments.

  Investment Income. Investment income increased $2.5 million or 38.6% from $6.5 million for the three months ended September 30, 1997 to $8.9 million for the three months ended September 30, 1998. The Company's investment income reflects the positive impact of portfolio growth during the three months ended September 30, 1998. Total portfolio growth was $12.1 million or 3.3% from $364.5 million at June 30, 1998 to $376.6 million at September 30, 1998 as compared to $30.2 million or 12.6% from $239.6 million at June 30, 1997 to $269.8 million at September 30, 1997. The average portfolio outstanding was $255.7 million, for the three month period ended September 30, 1997, which produced investment income of $6.5 million at a weighted average interest rate of 10.39% compared to an average of $372.3 million for the three month period ended September 30, 1998, which produced investment income of $8.9 million at a weighted average interest rate of 9.76%.

  Loan originations net of participations increased by $6.4 million or 16.9% from $44.2 million for the three month period ended September 30, 1997 to $37.8 million for the three-month period ended September 30, 1998. The originations were offset by prepayments, terminations and refinancings by the Company aggregating $14.1 million for the three month period ended September 30, 1997 compared to $25.7 million for the three month period ended September 30, 1998. Average yield e.o.p. of the entire portfolio decreased 25 basis points from 10.20% at September 30, 1997 to 9.96% at September 30, 1998. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans, coupled with a decrease in the average yield on Commercial Installment Loans and a decrease in the percentage of the portfolio composed of higher yielding Commercial Installment Loans which historically were originated at a yield of approximately 300 basis points higher than Medallion Loans and 250 to 600 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the Medallion Loan portfolio decreased 35 basis points from 9.38% at September 30, 1997 to 9.03% at September 30, 1998 and the average yield of the Commercial Installment Loan portfolio decreased 59 basis points from 13.28% at September 30, 1997 to 12.69% at September 30, 1998. The decline in the commercial portfolio yield is the result of the acquisition and growth of the Business Lenders portfolio of approximately $21.8 million of floating rate loans tied to prime at an average yield of 11.05%. This acquisition shifts the average yield on commercial yields lower however, interest rate exposure is mitigated by the floating rate nature of these loans. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. To offset the resulting decline in investment income, the Company increased the origination of loans with shorter interest rate maturity dates, thereby reducing the Company's interest rate risk exposure. The decrease in average yield e.o.p. of the entire loan portfolio was offset in part by the growth in the Medallion loan portfolio during the period. The percentage of the portfolio composed of Commercial Installment Loans increased from 21.2% at September 30, 1997 to 24.4% at September 30, 1998. Although the Company continues to pursue a shift in its portfolio mix towards higher yielding Commercial Installment Loans, this shift was reversed by higher than expected growth in the Medallion Loan portfolio during the period.

  Interest Expense. The Company's interest expense increased $1.7 million or 79.4% from $2.2 million for the three months ended September 30, 1997 to $3.9 million for the three months ended September 30, 1998. The Company's average cost of funds e.o.p. decreased 105 basis points from 7.13% or 124 basis points over the LIBOR benchmark of 5.89% at September 30, 1997 to 6.51% or 91 basis points over the LIBOR benchmark of 5.60% at September 30, 1998. The decrease in the average cost of funds e.o.p. was caused by a reduction in the premium to LIBOR paid by the Company combined with a 29 basis point decrease in the LIBOR benchmark. Also contributing to the decrease in cost of funds e.o.p. was the Company's issuance of commercial paper, which at the present time is priced approximately 40-50 basis points less than the Company's revolving credit facilities. Average total borrowings increased $126.4 million or 108.5% from $116.5 million for the three months ended September 30, 1997, which produced an interest expense of $2.2 million at a weighted average interest rate of 7.53% to $242.9 million for the three months ended September 30, 1998 which produced an interest expense of $3.9 million at a weighted average interest rate of 6.48%. The weighted average interest rates include commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The percentage of the Company's short-term LIBOR based indebtedness and commercial paper increased as a percentage of total indebtedness from 67.1% at September 30, 1997 to 80.5% at September 30, 1998.

  Net Interest Income. Net interest income increased $748,000 or 17.6% from $4.3 million for the three months ended September 30, 1997 to $5.0 million for the three months ended September 30, 1998. Net interest income reflects the positive impact of the portfolio growth during the three months ended September 30, 1998 in conjunction with an increase in the spread between average yield and average cost of funds. The average spread between the average yield on the portfolio and the average cost of funds increased 42 basis points or 14.7% from 2.86% for the three-month period ended September 30, 1997 to 3.28% for the three-month period ended September 30, 1998.

  Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue increased $1,531,000 or 211.0% from $726,000 for the three months ended September 30, 1997 to $2,257,000 for the three months ended September 30, 1998. Display rental costs increased $332,000 or 121.4% from $274,000 for the three months ended September 30, 1997 to $606,000 for the three months ended

September 30, 1998. This resulted in a gross margin of approximately $452,000 or 62.3% of advertising revenue for the three months ended September 30, 1997 compared to $1,650,000 or 73.1% for the three months ended September 30, 1998. The significant increase in advertising revenue and display rental cost is directly related to the increase in the number of Displays owned by Media. The number of Displays owned by Media increased 1,163 or 24.3% from 3,625 at September 30, 1997 to 4,790 at September 30, 1998. Operating costs increased $491,000 or 129.5% from $379,000 for the three months ended September 30, 1997 to $870,000 for the three months ended September 30, 1998. The increase in operating costs is a reflection of the expansion of the Media operations. Income tax expense amounted to $300,000 for the three months ended September 30, 1998. Media generated net income of $48,000 for the three-month period ended September 30, 1997 compared to net income of $480,000 for the three-month period ended September 30, 1998. The increase in net income is the result of increases in the number of Displays owned and improved margin and occupancy rates. Display occupancy increased from 97.9% for the three months ended September 30, 1997 to 100% for the three months ended September 30, 1998. Net income is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations.

  Gain on sale of loans. The Company experienced a gain on the sale of the guaranteed portion of SBA 7a loans in the amount of $407,000 on loans sold amounting to $6.9 million during the three months ended September 30, 1998. There were no sales during the three months ended September 30, 1997. The Company accounts for gains on sale of loans in accordance with SFAS No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities) and EIFT 88-11. Because of its limited experience with this portfolio, the Company has assumed a 15% prepayment speed in calculating of the gains and excess servicing assets. Management will continue to review industry data as well as its experience with the portfolio and will adjust discount rates and prepayment speeds, if deemed appropriate.

  Other Income. The Company's other income increased $153,000 or 57.5% from $266,000 for the three months ended September 30, 1997 to $419,000 for the three months ended September 30, 1998. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

  Non-Interest Expenses. The Company's non-interest expenses increased $1.5 million or 94.5% from $1.5 million for the three months ended September 30, 1997 to $3.0 million for the three months ended September 30, 1998. Other operating expenses increased $590,000 or 97.0% from $608,000 for the three months ended September 30, 1997 to $1,198,000 for the three months ended September 30, 1998. Salaries and benefits increased $797,000 or 135.0% from $591,000 for the three months ended September 30, 1997 to $1,388,000 for the three months ended September 30, 1998. Professional fees increased $28,000 or 17.7% from $157,000 for the three months ended September 30, 1997 to $185,000 for the three months ended September 30, 1998. Administrative and advisory fees decreased $2,000 from $67,000 for the three months ended September 30, 1997 to $65,000 for the three months ended September 30, 1998. The operating expense ratio increased to 2.7% for the three-month period ended September 30, 1998 from 2.2% for the three-month period ended September 30, 1997, on an annualized basis. The operating expense ratio is computed as non-interest expenses divided by average assets excluding the merger related expenses. The increase in other operating expenses and salary expense is principally the result of the acquisition of certain assets and operations of Business Lenders LLC, which added 50 full time employees and the related overhead of seven satellite offices principally located in the eastern part of the country, to the Company's non-interest expense for the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997. The additional staff and lending offices should help to provide additional loan growth for the Company.

  Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill was $105,000 for the three months ended September 30, 1997 and $136,000 for the three months ended September 30, 1998, and relates to $6.5 million of goodwill generated in the acquisitions of Edwards and TCC. The increase in amortization of goodwill is primarily related to the purchases of assets of VGI, VGII and Venture Opportunities Corp. The goodwill resulting from these acquisitions amounted to $1,545,000. The acquisition of certain assets and operations of Business Lenders resulted in the addition of $200,000 of goodwill. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years.

  Net Investment Income. Net investment income increased $298,000 or 9.3% from $3.2 million for the three-month period ended September 30, 1997 to $3.5 million for the three months ended September 30, 1998. The increase was attributable to the positive impact of portfolio growth in conjunction with an increase in the spread between average yield and average cost of funds offset by an increase in operating expenses.

  Change in Net Unrealized Depreciation. The change in net unrealized depreciation increased $86,000 from $128,000 for the three months ended September 30, 1997 to $42,000 for the three months ended September 30, 1998.

  Net Realized Gain/Loss on Investments. The Company had an increase in realized net gain on investments of $385,000 from $211,000 for the three months ended September 30, 1997 to $596,000 for the three months ended September 30, 1998. The increase in realized gains was the result of the sale of common and preferred stock warrants in connection with the repayment of one loan.

  Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations increased $637,000 or 17.9% from $3.5 million for the three months ended September 30, 1997 to $4.2 for the three months ended September 30, 1998. The increase was attributable to the positive impact of portfolio growth in conjunction with an increase in the spread between average yield and average cost of funds offset by an increase in operating expenses. Also included in the increase is a realized gain of approximately $596,000 from the sale of common and preferred stock warrants in connection with the repayment of certain loans. Return on average assets and return on average equity for the three months ended September 30, 1998, on an annualized basis, were 4.4% and 11.0%, respectively, compared to 5.2% and 9.4% for the three months ended September 30, 1997.

CONSOLIDATED RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 1997 and 1998.

  Performance Summary. For the nine months ended September 30, 1998, net investment income has been positively impacted by the growth of the Loan Portfolio and an increase in realized gains from the sale of common and preferred stock warrants, offset by an increase in operating expenses and the one time charge for merger related expenses.

  Investment Income. Investment income increased $8.5 million or 46.9% from $18.1 million for the nine months ended September 30, 1997 to $26.6 million for the nine months ended September 30, 1998. The Company's investment income reflects the positive impact of portfolio growth during the nine months ended September 30, 1998. Total portfolio growth was $63.3 million or 20.2% from $313.3 million at December 31, 1997 to $376.6 million at September 30, 1998 as compared to $73.4 million or 37.4% from $196.4 million at December 31, 1996 to $269.8 million at September 30, 1997. The average portfolio outstanding was $234.4 million, for the nine month period ended September 30, 1997, which produced investment income of $18.1 million at a weighted average interest rate of 10.49% compared to an average of $346.5 million for the nine month period ended September 30, 1998, which produced investment income of $26.6 million at a weighted average interest rate of 10.41%.

     Loan originations net of participations increased by $37.9 million or 31.7% from $119.4 million for the nine month period ended September 30, 1997 to $157.3 million for the nine month period ended September 30, 1998. Not included in originations for the nine months ended September 30, 1998 are purchases of $16.9 million of loans acquired from VGI, VGII and Venture Opportunities Corp. The originations were offset by prepayments, terminations and refinancings by the Company aggregating $46.6 million for the nine month period ended September 30, 1997 compared to $110.7 million for the nine month period ended September 30, 1998. Average yield e.o.p. of the entire portfolio decreased 8 basis points from 10.49% at September 30, 1997 to 10.41% at September 30, 1998. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans, coupled with a decrease in the average yield on Commercial Installment Loans and a decrease in the percentage of the portfolio composed of higher yielding Commercial Installment Loans which historically have been originated at a yield of approximately 300 basis points higher than Medallion Loans and 250 to 600 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the Medallion Loan portfolio decreased 35 basis points from 9.38% at September 30, 1997 to 9.03% at September 30, 1998 and the average yield of the Commercial Installment Loan portfolio decreased 59 basis points from 13.28% at September 30, 1997 to 12.69% at September 30, 1998. The decline in the commercial portfolio yield is the result of the acquisition and growth of the Business Lenders portfolio of approximately $21.8 million of floating rate loans tied to prime at an average yield of 11.05%. This purchase shifts the average yield on commercial yields lower, however, interest rate exposure is mitigated by the floating rate nature of these loans. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. To offset the resulting decline in investment income, the Company increased the origination of loans with shorter interest rate maturity dates, thereby reducing the Company's interest rate risk exposure. The decrease in average yield e.o.p. of the entire loan portfolio was offset in part by the growth in the Medallion loan portfolio during the period. The percentage of the portfolio composed of Commercial Installment Loans increased from 21.2% at September 30, 1997 to 24.4% at September 30, 1998. Although the Company continues to pursue a shift in its portfolio mix towards higher yielding Commercial Installment Loans, this shift slowed by higher than expected growth in the Medallion Loan portfolio during the period.

  Interest Expense. The Company's interest expense increased $4.2 million or 58.7% from $7.1 million for the nine months ended September 30, 1997 to $11.2 million for the nine months ended September 30, 1998. The Company's average cost of funds e.o.p. decreased 7 basis points from 7.13% or 124 basis points over the LIBOR benchmark of 5.89% at September 30, 1997 to 6.51% or 91 basis points over the LIBOR benchmark of 5.60% at September 30, 1998. The decrease in the average cost of funds e.o.p. was caused by a reduction in the premium to LIBOR paid by the Company combined with a 29 basis point decrease in the LIBOR benchmark. Also contributing to the decrease in cost of funds e.o.p. was the Company's issuance of commercial paper, which at the present time is generally priced approximately 40-50 basis points less than the Company's revolving credit facilities. Average total borrowings increased $80.2 million or 60.3% from $133.0 million for the nine months ended September 30, 1997, which produced an interest expense of $7.1 million at a weighted average interest rate 7.10% to $213.2 million for the nine months ended September 30, 1998 which produced an interest expense of $11.2 million at a weighted average interest rate of 7.03%. The weighted average interest rates include commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The percentage of the Company's short-term LIBOR based secured indebtedness which includes secured commercial paper increased as a percentage of total indebtedness from 67.1% at September 30, 1997 to 80.5% at September 30, 1998.

  Net Interest Income. Net interest income increased $4.3 million or 39.3% from $11.0 million for the nine months ended September 30, 1997 to $15.3 million for the nine months ended September 30, 1998. Net interest income reflects the positive impact of the portfolio growth during the nine months ended September
30. The average spread between the average yield on the portfolio and the average cost of funds decreased 1 basis point or 0.3% from 3.39% for the nine month period ended September 30, 1997 to 3.38% for the nine month period ended September 30, 1998.

  Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue increased $3,512,000 or 204.6% from $1,717,000 for the nine months ended September 30, 1997 to $5,229,000 for the nine months ended September 30, 1998. Display rental costs increased $987,000 or 142.9% from $690,000 for the nine months ended September 30, 1997 to $1,677,000 for the nine months ended September 30, 1998. This resulted in a gross margin of approximately $1,026,000 or 59.8% of advertising revenue for the nine months ended September 30, 1997 compared to $3,552,000 or 67.9% for the nine months ended September 30, 1998. The significant increase in advertising revenue and display rental cost is directly related to the increase in the number of Displays owned by Media. The number of Displays owned by Media increased 1,165 or 24.3% from 3,625 at September 30, 1997 to 4,790 at September 30, 1998. Operating costs increased $1,258,000 or 136.6% from $921,000 for the nine months ended September 30, 1997 to $2,179,000 for the nine months ended September 30, 1998. The increase in operating costs is a reflection of the expansion of the Media operations. Income tax expense amounted to $550,000 for the nine months ended September 30, 1998. Media generated net income of $81,000 for the nine month period ended September 30, 1997 compared to net income of $823,000 for the nine month period ended September 30, 1998. The increase in net income is primarily the result of increases in the number of Displays owned and occupancy rates. Display occupancy increased from 97.8% for the nine months ended September 30, 1997 to 100% for the nine months ended September 30, 1998. Net income is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations as a result of increases in the number of Displays owned, improved margin and occupancy rates.

  Gain on sale of loans. The Company experienced a gain on the sale of the guaranteed portion of SBA 7a loans in the amount of $19.0 million on loans sold during the nine months ended September 30, 1998. There were no sales during the nine months September 30, 1997. The Company accounts for gains on sale of loans in accordance with SFAS No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities) and SOP 88-5 11. Because of its limited experience with this portfolio, the Company has assumed a 15% prepayment speed in calculating of the gains and excess servicing assets. Management will continue to review industry data as well as its experience with the portfolio and will adjust discount rates and prepayment speeds, if deemed appropriate.

  Other Income. The Company's other income increased $304,000 or 43.2% from $704,000 for the nine months ended September 30, 1997 to $1,008,000 for the nine months ended September 30, 1998. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

  Non-Interest Expenses. The Company's non-interest expenses increased $5.6 million or 132.0% from $4.2 million for the nine months ended September 30, 1997 to $9.9 million for the nine months ended September 30, 1998. Included in non-interest expenses for the nine months ended September 30, 1998 are $1.5 million of expenses related to the merger with Medallion Capital. Exclusive of these expenses, non-interest expenses increased $4.2 million or 100.0% from $4.2 million for the nine months ended September 30, 1997 to $8.4 million for the nine months ended September 30, 1998. Other operating expenses increased $1.5 million or 89.8% from $1.7 million for the nine months ended September 30, 1997 to $3.2 million for the nine months ended September 30, 1998. Salaries and benefits increased $2.5 million or 151.8% from $1.6 million for the nine months ended September 30, 1997 to $4.1 million for the nine months ended September 30, 1998. Professional fees decreased $17,000 or 3.6% from $465,000 for the nine months ended September 30, 1997 to $482,000 for the nine months ended September 30, 1998. Investment advisory fees were unchanged from $181,000 for the nine months ended June 30, 1997 to $181,000 for the nine months ended September 30, 1998. The operating expense ratio increased to 3.0% for the nine-month period ended September 30, 1998 from 2.2% for the nine-month period ended September 30, 1997, on an annualized basis. The operating expense ratio is computed as non-interest expenses divided by average assets excluding the merger related expenses. The significant increase in other operating expenses and salary expense is principally the result of the acquisition of certain assets and operations of Business Lenders LLC, which added 50 full time employees and the related overhead of seven satellite offices principally located in the eastern part of the country, to the Company's non-interest expense. The additional staff and lending offices should help to provide additional loan growth for the Company.

  Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill was $315,000 for the nine months ended September 30, 1997 and $376,000 for the nine months ended September 30, 1998, and relates to $6.5 million of goodwill generated in the acquisitions of Edwards and TCC. The increase in amortization of goodwill is primarily related to the purchases of assets of VGI, VGII and Venture Opportunities Corp. The goodwill resulting from these acquisitions amounted to $1,545,000. The acquisition of Business Lenders LLC resulted in the addition of $200,000 of goodwill. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years.

  Net Investment Income. Net investment income increased $1.3 million or 16.4% from $8.1 million for the nine month period ended September 30, 1997 to $9.4 million for the nine months ended September 30, 1998. Exclusive of the merger related expenses of $1.5 million, net investment income increased $6.1 million or 127.1% from $4.8 million for the nine months period ended September 30, 1997 to $10.9 million for the nine months ended September 30, 1998. The increase was attributable to the positive impact of portfolio.

  Change in Net Unrealized Depreciation/Appreciation. The change in net unrealized appreciation increased $262,000 from a depreciation of $2,000 for the nine months ended September 30, 1997 to an appreciation $264,000 for the nine months ended September 30, 1998. The increase was the result of the increase in the value of equity investments that the Company owns.

  Net Realized Gain/Loss on Investments. The Company had an increase in realized net gain on investments of $539,000 from net realized gains after taxes of $1.1 million for the nine months ended September 30, 1997 to $1.6 million for the nine months ended September 30, 1998. The increase in realized gains was the result of the sale of common and preferred stock warrants in connection with the repayment of several loans.

  Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations increased $2.2 million or 24.1% from $9.2 million for the nine months ended September 30, 1997 to $11.4 million for the nine months ended September 30, 1998. Exclusive of the merger related expenses $1.5 million, net investment income increased $3.7 million or 40.2% from $9.2 million for the nine months period ended September 30, 1997 to $12.9 million for the nine months ended September 30, 1998. The increase was attributable to the positive impact of portfolio growth offset by an increase in operating expenses. Also included in the increase was a realized gain of approximately $1.6 million from the sale of common and preferred stock warrants in connection with the repayment of certain loans compared to net realized gains of after tax of $1.1 million in the same period. Return on assets and return on equity for the nine months ended September 30, 1998, on an annualized basis, were 4.0% and 10.0%, respectively, compared to 4.8% and 10.9% for the nine months ended September 30, 1997.


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

     A relative measure of interest rate risk can be derived from the Company's interest rate sensitivity gap. The interest rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities, which mature and/or reprice within specified intervals of time. The gap is considered to be positive when repriceable assets exceed repriceable liabilities and negative when the inverse situation exists. A relative measure of interest rate sensitivity is provided by the cumulative difference between interest sensitive assets and interest sensitive liabilities for a given time interval expressed as a percentage of total assets.

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

                         LIBO         EFFECTIVE        MATURITY
         AMOUNT          RATE           DATE             DATE
      -------------      -----        ---------        --------
      $10,000,000         7.0%          5/13/97         5/13/99
      $20,000,000         7.0%          5/13/98        11/13/99
      $20,000,000         6.5%           4/7/98         9/30/99
      $20,000,000         7.0%          9/30/99         3/30/01

  Total premiums paid under the agreements are being amortized over the respective terms of the agreements. In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed rate indebtedness, such as SBA debentures. The Company currently has outstanding SBA debentures in the principal amount of $41.6 million with a weighted average rate of interest of 7.32%. At September 30, 1998, these debentures constituted 16.1% of the Company's total indebtedness.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company's sources of liquidity are credit facilities with bank syndicates, secured commercial paper, fixed rate, long-term debentures that are issued to or guaranteed by the SBA and loan amortization and prepayments. As a Regulated Investment Company ("RIC") under the Internal Revenue Code of 1986, as amended, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At September 30, 1998, 51.7% of the Company's $248.9 million of debt consisted of bank debt, substantially all of which was at variable effective rates of interest with a weighted average rate of 6.63% or 187 basis points below the Prime Rate, 31.6% or $78.6 million consisted of short-term commercial paper at a weighted average interest rate of 5.90% and 16.7% or $41.6 million consisted of SBA debentures with fixed rates of interest with a weighted average rate of 7.32%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, or to fund loans that qualify under SBA regulations through MFC and Medallion Capital which are already subject to certain SBA restrictions. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to possible additional SBA funding, an additional $49.9 million of debt was available at September 30, 1998 at variable effective rates of interest averaging below the Prime Rate under the Company's $257.3 million bank credit facilities.

  The following table illustrates the Company's and each of the subsidiaries' sources of available funds and amounts outstanding under credit facilities at September 30, 1998.

                                       MEDALLION
                                       FINANCIAL        MFC          EDWARDS       TCC     BLLC      CDI          TOTAL
                                       ----------  -------------  -------------  --------  ----  -----------  --------------
                                                                  (DOLLARS IN THOUSANDS)

Cash and cash equivalents                $    67   $    1,726     $        -      $1,420   $ --   $    2,792  $     6,006
Revolving lines of credit                 57,500      195,000          4,750          --     --          --       257,250
  Amounts available                       26,800       23,116(a)           -          --     --          --        49,916(a)
  Amounts outstanding                     30,700       93,250          4,750(b)       --     --          --       128,700
    Average interest rate                  6.70%        6.59%          6.91%          --     --          --         6.63%
    Maturity                                7/00         6/99          10/98          --     --          --    10/98-7/99
Commercial paper
  Amounts outstanding                         --       78,634             --          --     --          --        78,634
    Average interest rate                     --        5.90%             --          --     --          --         5.90%
    Maturity                                  --         6/99             --          --     --          --          6/99
SBA debentures                                --        6,200         19,250       5,640     --      10,500        41,590
    Average interest rate                     --        6.27%          7.58%       8.00%     --       7.08%         7.32%
    Maturity                                  --    9/00-9/05      9/02-9/04        6/02     --   3/06-6/07     9/00-9/07
Total cash and remaining amounts
  available under credit facilities       26,867       23,116              -       1,420     --       2,792        55,916
Total debt outstanding                   $30,700   $  178,084     $   24,000      $5,640   $ --   $   10,500  $   248,924

(a) Commercial paper outstanding is deducted from revolving credit lines available as the line of credit acts as a liquidity facility for the commercial paper.
(b) On October 4, 1998, the Company paid off the line of credit for Edwards that matured.

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

     Risk Relating to Integration of CDI and Medallion. The realization of certain benefits anticipated as a result of the acquisition of Medallion Capital (formerly CDI) will depend in part on the integration of Medallion Capital's investment portfolio and specialty finance business with the Company and the successful inclusion of Medallion Capital's investment portfolio in the Company's financing operations. There can be no assurance that Medallion Capital's business can be operated profitably or integrated successfully into the Company's operations. Such effects could have a material adverse effect on the financial results of the Company.

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

     Year 2000. The Company is currently addressing the Year 2000 problem, which concerns the inability of systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the Year 2000 and beyond. The Company, in the ordinary course of business, has for several years had several information system improvement initiatives underway. These initiatives include the installation of new loan servicing software and update of the general ledger system; such initiatives are expected to be Year 2000 compliant. The Company has received Year 2000 compliance letters from each of its major software vendors and its major office systems vendors. Software system tests will be conducted using fictitious transactions and each individual workstation and network server will be tested for Year 2000 compliance. Management anticipates completing testing by the end of the second quarter of 1999. Management believes that such initiatives will adequately address the Year 2000 problem, although there can be no assurance in this regard. Costs related to new information systems will be capitalized and amortized over their useful lives. Management does not believe that the other costs associated with addressing the Year 2000 problem will be material. The Company will continue to address the Year 2000 issue in connection with its future acquisitions. The company has not yet completed its evaluation as to whether its third party vendors will be able to resolve their year 2000 issues in a satisfactory and timely manner, or the magnitude of the adverse impact it would have on the Company's operations, if they fail to do so. Management will send Year 2000 compliance surveys to its third party vendors, however, the ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. Failure of such third parties or the Company to adequately address their respective Year 2000 issues could have a material adverse effect on the Company's financial condition or results of operations. At this point in time, management is unable to quantify the potential loss due to failure of systems to comply with the Year 2000 and is in the process of developing a contingency plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

2.1 Agreement and Plan of Merger, dated as of March 6, 1998, by and among Medallion Financial Corp., CD Merger Corp. and Capital Dimensions, Inc. (Exhibits and Schedules thereto omitted). Filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998 and incorporated by reference herein.

3.1 Medallion Financial Corp. Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

3.1.1 Certificate of Amendment of Medallion financial Corp. Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998 and incorporated by reference herein.

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

10.1 Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q, for the quarter ended June 30, 1998 and incorporated by reference herein.

10.2 Loan Agreement, dated as of July 31, 1998, by and among Medallion Financial Corp., the Lenders Party thereto, Fleet Bank, National Association as Agent and Swing Line Lender and Fleet Bank, National Association as Arranger (Exhibits included). Filed herewith.

27        Medallion Financial Corp. Financial Data Schedule.  Filed herewith.


          (b)  Reports on Form 8-K.

               There were no reports on Form 8-K were filed during the fiscal quarter ended September 30, 1998.

                           MEDALLION FINANCIAL CORP.

                                  SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                              MEDALLION FINANCIAL CORP.



Date:                         By:  /s/ Daniel F. Baker
                                 ---------------------------------------
                                  Daniel F. Baker
                                  Chief Financial Officer