Form 10-K405
period 1998-12-31
MEDALLION FINANCIAL CORP
filed 1999-03-31
CIK 1000209

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

                  For the Fiscal Year Ended December 31, 1998

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

   The approximate aggregate market value of common equity held by non-affiliates of the Registrant as of March 22, 1999 was approximately $170 million based on the average bid and ask prices of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on March 22, 1999. There were 14,013,768 shares of the Registrant's Common Stock outstanding as of March 22, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on June 16, 1999, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year-end of December 31, 1998, are incorporated by reference into Part III of this Form 10-K.


================================================================================

                           MEDALLION FINANCIAL CORP.

                         1998 FORM 10-K ANNUAL REPORT

                               Table of Contents

                                                                                                Page
                                                                                                ----
PART I........................................................................................     3
    Item 1.    Business of the Company........................................................     3
    Item 2.    Properties.....................................................................    18
    Item 3.    Legal Proceedings..............................................................    18
    Item 4.    Submission of Matters to a Vote of Security Holders............................    18

PART II.......................................................................................    21
    Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters.......    21
    Item 6.    Selected Financial Data........................................................    21
    Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
               Operations.....................................................................    31
    Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.....................    43
    Item 8.    Financial Statements and Supplementary Data....................................    43
    Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosures....................................................................    43

PART III......................................................................................    44
    Item 10.   Directors and Executive Officers of the Registrant.............................    44
    Item 11.   Executive Compensation.........................................................    44
    Item 12.   Security Ownership of Certain Beneficial Owners and Management.................    44
    Item 13.   Certain Relationships and Related Transactions.................................    44

PART IV.......................................................................................    44
    Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................    44

Important Factors Relating to Forward-looking Statements......................................    45
Signatures....................................................................................    46

                                    PART I

ITEM 1.  BUSINESS OF THE COMPANY

General

   Medallion Financial Corp. ("Medallion Financial") acquired on May 29, 1996 the specialty finance businesses conducted by Tri-Magna Corporation ("Tri-Magna"), Edwards Capital Company (collectively with its successor, Edwards Capital Corp., "Edwards") and Transportation Capital Corp. ("TCC" and, collectively with Tri- Magna and Edwards, the "Founding Companies") as well as the taxicab rooftop advertising business conducted by Tri-Magna. Tri-Magna had conducted its specialty finance and taxicab rooftop advertising businesses through its wholly owned subsidiaries, Medallion Funding Corp. ("MFC") and Medallion Taxi Media, Inc. ("Media"), respectively, and references herein to Tri-Magna include such subsidiaries unless the context indicates otherwise. Prior to the closing of the acquisitions of the Founding Companies (the "Acquisitions"), Medallion Financial had no operations. On October 31, 1997, Medallion Financial's subsidiary, Business Lenders LLC ("BLL"), acquired certain assets and assumed certain liabilities of Business Lenders, Inc. ("Business Lenders"). BLL operates as a specialty finance company and is a Small Business Administration ("SBA") Section 7(a) program lender focusing on long-term loans to active businesses secured by real estate. On June 16, 1998 the Company completed the merger with Capital Dimensions, Inc. ("CDI") a Specialized Small Business Investment Company ("SSBIC") lender, headquartered in Minneapolis, Minnesota. CDI was subsequently renamed Medallion Capital, Inc. ("Medallion Capital"). The charter was amended to convert Medallion Capital to a Small Business Investment Company ("SBIC"). The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting. Medallion Business Credit LLC ("MBC") was formed on August 6, 1998 and is a wholly owned subsidiary of Medallion Financial. MBC originates loans to small businesses for the principle purpose of financing inventory and receivables. Medallion Financial is a business development company under the Investment Company Act of 1940, as amended (the "1940 Act").
                             ____________________

   Unless the context indicates otherwise, all references herein to the "Company" include Medallion Financial Corp. and its subsidiaries collectively and references herein to "Medallion Financial" refer to Medallion Financial Corp. alone.
                             ____________________

   The Company operates a specialty finance business and its principal focus is the origination and servicing of commercial secured loans. As an adjunct to its finance business, the Company also operates a taxicab rooftop advertising business. The Company has been engaged in taxicab medallion lending, which finances the purchase of taxicab medallions and related assets ("Medallion Loans") since 1979 and has developed a leading position in the industry. The Company also originates and services commercial installment loans, financing small business in targeted industries outside of the taxicab industry ("Commercial Installment Loans"). The Company intends to use the expertise it has developed in its areas of concentration to further expand the range of commercial loan products it offers as well as the industries and geographic areas it services. Through its subsidiary BLL, the Company is licensed by the U.S. Small Business Administration (the "SBA") to operate in the Section 7(a) loan program and lends to active businesses secured by assets and or real estate also referred to as Commercial Installment Loans.

   The Company believes its taxicab rooftop advertising business is one of the largest providers in the nation of this segment of the out-of-home advertising industry. At December 31, 1998, the Company had approximately 5,200 installed taxicab rooftop advertising displays ("Displays"). The Company sells advertising space to advertising agencies and companies promoting products. Currently, the Company provides such advertising in New York City, Boston, New Orleans, Philadelphia, San Diego and Atlanta and intends to expand to other major metropolitan areas.

   Medallion Financial is a closed-end, non-diversified management investment company under the 1940 Act. The investment objectives of the Company are to provide a high level of distributable income, consistent with preservation of capital, as well as long-term growth of net asset value. The Company is managed by its executive officers under the supervision of its Board of Directors and has retained FMC Advisers, Inc. ("FMC") as an investment adviser. The principals of FMC had served as directors and executive officers of Tri-Magna and MFC since inception of these businesses until their acquisition by the Company on May 29, 1996. The Company has elected to be treated as a business development company under the 1940 Act. In addition, it has elected to be treated for tax purposes as a regulated investment company (a "RIC") under the Internal Revenue Code of 1986, as amended (the "Code"). As a RIC, the Company will not be subjected to U.S. federal income tax on any investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) that it distributes to its stockholders if at least 90% of its investment company taxable income for that taxable year is distributed. The Company pays quarterly cash dividends to comply with this requirement. Stockholders can elect to reinvest distributions. Medallion Financial's specialty finance subsidiaries, MFC, TCC,

Edwards, Medallion Capital are RICs and are single member limited liability companies that are treated as branches of Medallion Financial and therefore, for tax purposes, receive the benefits of RIC status, (collectively the "RIC Subsidiaries"), and distribute at least 90% of their respective investment company taxable income to Medallion Financial.

    The following chart illustrates the organizational structure of the Company:

                            Medallion Financial Corp.
                             ("Medallion Financial")

                                      .RIC

                                      .BDC

  Medallion Funding   Edwards Capital    Transportation     Business         Medallion Taxi      Medallion       Medallion
  Corp.               Corp.              Capital Corp.      Lenders LLC      Media, Inc.         Capital, Inc.   Business Credit LLC
  ("MFC")             ("Edwards")        ("TCC")            ("BLL")          ("Media")           ("Medallion     ("MBC")
 . RIC               . RIC              . RIC              . 7 (a) Lender   . Taxicab             Capital")
 . SBIC              . SBIC             . SBIC                                advertising       . RIC
                                                                             business          . SBIC
                                                                           . C Corporation

BDC         Business Development Company under the 1940 Act ("BDC").
RIC         Regulated Investment Company under the Code.
SBIC        Small Business Investment Company licensed by the SBA.
7(a) Lender Participating lender under the SBA's Section 7(a) loan program.

     Medallion Funding Corp. and Media.

     Prior to their acquisition by the Company, MFC and Media were wholly owned subsidiaries of Tri-Magna which merged into the Company in connection with the closing of Medallion Financial's acquisition of MFC and Media on May 29, 1996. Tri-Magna was a closed-end, management investment company registered under the 1940 Act. Management of the Company had operated Tri-Magna and its subsidiaries since they were organized. MFC was incorporated in 1979 and is a closed-end, management investment company registered under the 1940 Act. Before the termination of the SBA's SSBIC program in September 1996, MFC was the largest SSBIC in the nation. Following the termination of the SSBIC program, MFC was converted to a SBIC under an agreement with the SBA entered into in February 1997 (the "MFC Conversion Agreement").

     Medallion Funding Corp.

     Operating primarily in New York City, MFC is a well established Medallion lender and has diversified its operations by developing a department that originates Commercial Installment Loans. As an SSBIC, MFC was restricted to financing small business concerns owned and managed by persons deemed to be socially or economically disadvantaged ("Disadvantaged Borrowers"). As an SBIC, MFC is permitted to lend to any small business meeting the size and eligibility requirements established by the SBA, subject to certain restrictions contained in the MFC Conversion Agreement. Accordingly, MFC now has a significantly larger borrower base and performs its credit analyses based solely on economic criteria. Although Edwards and TCC are also SBICs, unlike Edwards and TCC, MFC is not subject to SBA restrictions on the amount of third-party indebtedness it may incur.

    Media.

    Media, which was incorporated in 1994, provides taxicab rooftop advertising and is pursuing a plan to become a national provider of such advertising. Media currently provides such advertising in New York City, Boston, New Orleans, Philadelphia, San Diego and Atlanta and intends to both expand within its existing markets and enter other major metropolitan markets. In furtherance of its expansion efforts, Media acquired 450 additional installed Displays in New York City in connection with the acquisition of the assets of See-Level Advertising, Inc. and See-Level Management, Inc. on July 25, 1996. In addition, on March 6, 1997, Media entered into an agreement with The Metropolitan Taxi Board of Trade, Inc. (the "MTBOT") to provide advertising on over 1,700 New York City taxicabs owned by members of the MTBOT commencing on September 22, 1997. On September 1, 1998, Media acquired the assets of Taxi Ads, LLC adding 855 installed displays in New Orleans, Philadelphia and San Diego. At December 31, 1998, Media had approximately 5200 displays installed nationwide.

Edwards Capital Corp.

    Edwards is a closed-end, management investment company registered under the 1940 Act and is licensed as an SBIC by the SBA. Operating almost exclusively in New York City, Edwards is a well-established medallion lender. Edwards' predecessor, Edwards Capital Company, was organized in 1979 and had operated as a privately held limited partnership from 1981 until the Company's subsidiary, Edwards, acquired substantially all of its assets and assumed substantially all of its liabilities on May 29, 1996. In the second quarter of 1999, the Company intends to merge Edwards into MFC to increase MFC's capital and simplify the Company's corporate structure, subject to SBA approval.

Transportation Capital Corp.

    TCC is a closed-end, management investment company registered under the 1940 Act. TCC is a well-established and geographically diverse medallion lender with a market presence in Boston, Cambridge, Chicago and New York City. TCC was incorporated in 1979 and prior to its acquisition by the Company, was a wholly owned indirect subsidiary of Leucadia National Corporation. Like MFC, TCC was licensed as an SSBIC before the modification of the SSBIC program and is now licensed as an SBIC under the terms of an agreement with the SBA entered into in February 1997 (the "TCC Conversion Agreement"). Accordingly, like MFC, TCC is now permitted to make loans to borrowers other than Disadvantaged Borrowers, subject to certain restrictions contained in the TCC Conversion Agreement. In the second quarter of 1999, the Company intends to merge TCC into MFC to increase MFC's capital and simplify the Company's corporate structure, subject to SBA approval.

Business Lenders LLC.

    BLL is a Delaware limited liability company and is licensed by the State of Connecticut Department of Banking as a business and industrial development corporation and is also licensed by the SBA as a participating lender in the SBA's Section 7(a) loan program. As a Section 7(a) lender, the Company is eligible to make loans guaranteed by the SBA to small businesses meeting certain size and other eligibility requirements of the SBA. BLL makes secured loans to small businesses in principal amounts ranging from $10,000 to $2,700,000 with terms of up to 25 years. These loans are made both on a guaranteed basis under the SBA's Section 7(a) loan program (with guarantees ranging from 68.2% to 80%) and on an unguaranteed basis independent of the Section 7(a) program by participating with Medallion Financial. On October 31, 1997, BLL purchased the assets and assumed certain liabilities of Business Lenders.

    In connection with the 1996 Acquisitions, the Company received the Acquisition Orders under the 1940 Act from the Securities Exchange Commission. The Company obtained approval from the Connecticut State Department of Banking and the SBA in the Business Lenders Acquisition.

Medallion Business Credit LLC.

    MBC is a Delaware limited liability company and a wholly owned subsidiary of the Company. MBC originates loans to small businesses for the principle purpose of financing inventory and receivables. MBC commenced business in September 1998.

Medallion Capital, Inc.

    On June 16, 1998, the Company completed the acquisition of Capital Dimensions, Inc. ("CDI") an SSBIC lender, headquartered in Minneapolis, Minnesota. CDI was subsequently renamed Medallion Capital, Inc. ("Medallion Capital"). The charter was amended to convert Medallion Capital to an SBIC. The Company issued 1,112,677 shares of its common stock for the outstanding shares of CDI; common stock by exchanging 0.59615 shares of its common stock for each outstanding share of CDI common stock. The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting. Under this method, the consolidated financial statements have been restated to retroactively combine Medallion Capital's financial statements as if the merger had occurred at the beginning of the earliest period presented. All information in this report has been restated to reflect the merger.

GROSS INVESTMENT PORTFOLIO SUMMARY DATA

    The following table classifies the Company's gross loans including net origination costs and equity investments outstanding as of December 31, 1998 and 1997:

                                                   Weighted
December 31, 1998                     Number        Average          Balance
Type of Loans                        of Loans    Interest Rate    Outstanding
-------------                        --------    -------------    -----------

New York City Medallion Loans......    1,762          8.68%      $234,989,904
Other Medallion Loans..............      751         11.71         31,071,904
                                     -------       -------       ------------
   All Medallion Loans.............    2,513          9.03        266,061,808
Dry cleaners and laundromats.......      654         13.25         34,327,668
7(a) Loans.........................      356         10.65         21,398,308
Other..............................      218         10.66         52,544,710
                                     -------       -------       ------------
Total Loans........................    3,741          9.74        374,332,494
Equities...........................       10             -          6,766,561
                                     -------       -------       ------------
Total Investments at cost..........    3,751          9.74%      $381,099,055
                                     =======       =======       ============


                                                   Weighted
December 31, 1998                     Number        Average          Balance
Type of Loans                        of Loans    Interest Rate    Outstanding
-------------                        --------    -------------    -----------

New York City Medallion Loans......    1,757          9.02%      $204,514,675
Other Medallion Loans..............      511         11.80%        21,446,574
                                     -------       -------       ------------
   All Medallion Loans.............    2,268          9.28%       225,961,249
Dry cleaners and laundromats.......      768         13.19%        42,681,004
7(a) Loans.........................      250         11.05%        13,739,349
Other..............................       79         12.90%        26,026,504
                                     -------       -------       ------------
Total Loans........................    3,365         10.20%      $308,408,106
Equities...........................       11            --          4,357,346
                                     -------       -------       ------------
Total Investments at cost..........    3,376         10.20%      $312,765,452
                                     =======       =======       ============

MEDALLION LENDING

Industry Overview

    The New York City Market- A New York City taxicab medallion represents the only license to operate a taxicab and accept street hails in New York City. As reported by the Taxi and Limousine Commission ("TLC"), individual (owner-driver) medallions sold for approximately $211,000 and corporate medallions sold for approximately $259,000 at December 31, 1998. According to TLC data, over the past 20 years, medallions have appreciated in value an average of 10.2% each year. The TLC estimates that in 1993 New York City taxicabs transported approximately 226 million people and collected in excess of $1.0 billion in gross revenue. Taxicabs play a prominent role in intra-Manhattan travel. According to the TLC, taxicabs transported 154% more passengers than Manhattan buses in 1993. In addition, taxicabs provided 34% of all intra-Manhattan passenger trips taken in 1993 by subway, bus, livery car or taxicab. Between 1977 and 1993, taxicab ridership for intra-Manhattan travel increased by 42%, while citywide bus ridership declined by 40%. The Company believes that much of the popularity of taxicabs can be attributed to the difficulty and expense Manhattan residents encounter in maintaining a private automobile in Manhattan.

    The number of taxicab medallions is limited by law and until recently no new medallions had been issued since 1937. However, in January 1996, the New York City Council passed a law authorizing the city to sell up to 400 additional taxicab medallions. The first 133 of such medallions were sold in May 1996, an additional 133 were sold in October 1996, and the balance were sold in October 1997. The Company believes that the auctions have provided it with additional opportunities because it has financed the purchase of a large number of the medallions sold at auction. As a result of the limited supply of medallions, an active market for medallions has developed. The Company estimates that the total value of all New York City medallions exceeds $3.0 billion. The law limiting the number of medallions also stipulates that the ownership for the 12,053 medallions outstanding at December 31, 1998 shall remain divided into 5,086 owner-driver or individual medallions and 6,967 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses and leased to drivers and operated for more than one shift.

    Based upon TLC statistics, the Company estimates that from 1989 through 1993 the number of taxicab medallions sold each year ranged from approximately 500 to 850, divided roughly equally between corporate and individual medallions. The purchase of a taxicab medallion is frequently financed with a loan and, in addition, there is an active refinancing market for such loans. Assuming that approximately 75% of the purchase price of corporate medallions and individual medallions are typically financed, the dollar volume of New York City financing of medallion sales would range from approximately $72 million to $124 million a year. The Company believes that the dollar volume of the refinancing market exceeds the dollar volume of financing of medallion sales.

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

    The Boston and Cambridge Markets- The Company estimates that Boston medallions currently sell for approximately $139,000. The number of Boston medallions had been limited by law since 1930 to 1,525 medallions. In 1993, however, the Massachusetts legislature authorized the Boston Hackney Carriage Bureau, which regulates the issuance of new medallions, to issue 300 additional medallions, but the Bureau has only issued 40 additional medallions which are restricted to "wheelchair accessible" taxicabs. The Company estimates that the total value of all Boston medallions and related assets is approximately $212 million. In addition, the Company estimates Cambridge medallions currently sell for approximately $100,000. The number of Cambridge medallions has been limited to 248 since 1945 by a Cambridge city ordinance; accordingly, the Company estimates that the total value of all Cambridge medallions and related assets is approximately $25 million.

    The Chicago Market- Based on the Company's experience, Chicago medallions currently sell for approximately $59,000. Pursuant to a 1988 municipal ordinance, the number of outstanding medallions, currently is capped at 5,700, has increased steadily from 4,600 in 1988. The Company estimates that the total value of all Chicago medallions and related assets is approximately $336 million.

Market Position

    The Company has originated and serviced Medallion Loans since 1979 and has established a leading position in this industry. The Company's management has a long history of owning, managing and financing taxicab fleets, taxicab medallions and corporate car services. Medallion Loans collateralized by New York City taxicab medallions and related assets comprised 88.3% of the value of the Company's Medallion Loan portfolio at December 31, 1998. The balance consisted of Medallion Loans collateralized by Boston, Chicago, Cambridge, Newark, Baltimore and Hartford taxicab medallions. The Company believes that there are significant growth opportunities in these and other metropolitan markets nationwide.

    Most New York City medallion transfers are handled through approximately 32 medallion brokers who are licensed by the TLC. In addition to brokering medallions, these brokers also arrange TLC documentation, insurance, vehicles and meters as well as financing. The Company has excellent relations with many of the most active of these brokers and regularly receives referrals from them. However, the Company receives most of its referrals from a small number of brokers.

Loan Portfolio

    Medallion Loans comprised approximately 71.0% of the Company's loan portfolio at December 31, 1998. On that date, the Company had 2,513 Medallion Loans outstanding with an average principal amount outstanding of $105,500 and an aggregate principal amount outstanding of $266.0 million. These loans generally require equal monthly payments covering accrued interest and amortization of principal over a ten to fifteen year schedule subject to a balloon payment of all outstanding principal after four or five years. More recently, the Company has begun to originate loans with one to four year interest rate maturities. Borrowers may prepay Medallion Loans upon payment of a fee ranging from 0 to 90 days' interest. The Company generally retains the Medallion Loans it originates. The Company believes that likelihood of prepayment is a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to repay in a rising interest rate environment. At December 31, 1998, substantially all of the Company's Medallion Loans were secured by first security interests in taxicab medallions and related assets. The Company originates Medallion Loans at an approximate average loan-to-value ratio of 75%. The Company has recourse against the direct and indirect owners of the medallion through personal guarantees. Although personal guarantees increase the commitment of borrowers to repay their loans, there can be no assurance that the assets available under personal guarantees would, if required, be sufficient to satisfy the obligations secured by such guarantees.

    The Company believes that its Medallion Loan portfolio is of high credit quality because medallions have generally increased in value and are easy to repossess and resell in an active market. While loans in the portfolio of MFC have been from time to time in arrears or default, MFC never experienced a loss of principal on any of the $650 million in aggregate principal amount of Medallion Loans it originated during the period from 1979 through December 31, 1998. In addition, from the date of the Acquisitions through the date of this Annual Report, Edwards and TCC have not lost any principal on the loans that were outstanding during this time. In the event of defaults by borrowers, the medallions collateralizing such loans have been seized and, when such loans have not been brought current, readily sold in the active market for medallions at prices at or in excess of the amounts due.

COMMERCIAL INSTALLMENT LOANS

Overview

    MFC began Commercial Installment Loan operations in 1987 to diversify its loan portfolio which, prior to that time, consisted almost entirely of Medallion Loans. MFC chose to concentrate these operations on originating loans secured by retail dry cleaning and coin operated laundromat equipment because of certain characteristics similar to medallion lending that make these industries attractive candidates for profitable lending. These factors include the following (i) relatively high fixed rates of interest ranging from approximately 250 to 600 basis points over the prevailing prime rate of interest charged by major commercial banks (the "Prime Rate") at the time of origination, (ii) low historical repossession rates, (iii) vendor recourse, (iv) significant equity investments by borrowers, (v) an active market for repossessed equipment, (vi) a small average loan size of $60,000 and (vii) collateral service life that is frequently twice as long as the term of the loans.

    BLL lends primarily to businesses secured by assets and or real estate throughout the New England and the New York area under the SBA's Section 7(a) loan program. BLL's loans are typically secured by assets or real estate, have floating interest rates tied to a spread over the prime rate, and are guaranteed by the SBA, up to a maximum guarantee of $750,000. Additionally, a liquid market exists for the sale of the guaranteed portion of the loans. The Company believes that the floating rate nature of these loans is beneficial for its interest rate exposure management.

    The Company believes that other niche industries with similar characteristics will provide additional loan portfolio growth opportunities. Building on the success of MFC's Commercial Installment Loan operations, the Company has continued to expand its lending activities in this area through BLL, Edwards, TCC and Medallion Financial itself.

Loan Portfolio

    Commercial Installment Loans comprised 29% of the Company's loan portfolio at December 31, 1998. These loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. The Company has originated Commercial Installment Loans in principal amounts ranging from $5,000 to approximately $3,500,000. These loans are generally retained by the Company and typically have maturities ranging from one to ten years. At December 31, 1998, there were 1,228 Commercial Installment Loans outstanding with a balance of $108.2 million. Loans to dry cleaners and laundromats and loans under the SBA 7(a) program represented 31.7% and 19.8%, respectively, of the aggregate principal amount of Commercial Installment Loans outstanding at December 31, 1998. The remaining Commercial Installment Loans are spread among other industries including: food service, real estate and radio broadcast licenses.

    Commercial Installment Loans made by the Company typically require equal monthly payments covering accrued interest and amortization of principal over a four to five year term and generally can be prepaid with a fee ranging from 0 to 120 days' interest. At December 31, 1998, the Company's Commercial Installment Loans had a weighted average interest rate of 11.48%. The term of, and interest rate charged on, the Company's outstanding loans are subject to SBA Regulations. Under SBA Regulations, the maximum rate of interest permitted on loans originated by the Company is 19.0%. Unlike Medallion Loans, for which competition precludes the Company from charging the maximum rate of interest permitted under SBA Regulations, the Company is able to charge the maximum rate on certain Commercial Installment Loans and anticipates that Medallion Financial will be able to continue to charge in excess of the maximum rate since Medallion Financial is not subject to regulation by the SBA. The weighted average rate of interest on Commercial Installment Loans exceeded the weighted average rate of interest on Medallion Loans by 245 basis points at December 31, 1998. The Company believes that the increased yield on Commercial Installment Loans compensates for their higher risk relative to Medallion Loans and further illustrates the benefits of diversification.

    The Company generally originates Commercial Installment Loans at an approximate average loan to value ratio of 70-75%. Substantially all of the Company's Commercial Installment Loans are collateralized by security interests in the assets being financed by the borrower. At December 31, 1998, 31.7% of the aggregate principal outstanding in the Company's Commercial Installment Loan portfolio was secured by security interests in retail dry cleaning and coin operated laundromat equipment and the balance, 68.3%, was secured by real estate, food service equipment, radio broadcast licenses and other equipment. In addition, the Company requires the principals of borrowers to personally guarantee loans. Further more, equipment vendors sometimes provide full and partial recourse guarantees on loans.

MARKETING, ORIGINATION AND LOAN APPROVAL PROCESS

    The Company and its subsidiaries employ 30 loan originators that originate Medallion Loans and Commercial Installment Loans. The Company's loan officers regularly receive referrals from medallion brokers and make use of an extensive referral network in the retail dry cleaning and coin operated laundromat industry. Equipment vendors are an important source of Commercial Installment Loan referrals and the Company attributes its excellent relations with these vendors in part to its success in financing the purchase of retail dry cleaning and coin operated laundromat equipment.

    Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower's credit history, public records, personal interviews, trade references and personal inspection of the premises and TLC approval, if applicable. The Company also requires each applicant to provide personal and corporate tax returns and premises leases or property deeds. The Company's senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority and non-conforming loans must be approved by the Chief Executive Officer or the Chief Operating Officer.

GROSS LOANS RECEIVABLE

   The following table sets forth the Company's gross loans receivable, including net origination costs, separated by entity:

                                                                     December 31,
                         -------------------------------------------------------------------------------------------------------
                                 1994               1995               1996                  1997                  1998
                                 ----               ----               ----                  ----                  ----
                                                                     (in thousands)
Loans Receivable
  MBC....................                                                                                      $9,088       2%
  BLL....................                                                               $ 14,019       5%      21,398       6
  Medallion Financial....                                          $ 14,640     8%        48,560      16       63,394      17
  Tri-Magna (MFC)........  $ 90,343     58%     $ 96,956     58%     99,662    51        158,725      52      226,206      60
  Edwards................    43,487     28        43,799     26      46,630    24         59,882      19       26,084       7
  TCC....................    10,981      7         9,797      6      15,608     8         10,152       3        6,675       2
  Medallion Capital......    12,065      7        15,331     10      18,236     9         17,070       6       21,487       6
                           --------    ----     --------    ----   --------   ----      --------     ----     -------     ----
    Total................  $156,876    100%     $165,883    100%   $194,776   100%      $308,408     100%     374,332     100%
                           ========    ====     ========    ====   ========   ====      ========     ====     =======     ====

LOAN ACTIVITY

   The following table sets forth the Company's loans originated, renewed and repaid on a combined basis for the periods indicated:

                                                      Year Ended December 31,
                                                        1997           1998
                                                        ----           ----
                                                           (in thousands)
     Loans originated                                $  217,135       $ 244,485
     Loan participations repurchased                     22,537            --
     Loan repayments (including renewals)              (127,987)       (176,308)
     Increase in unrealized depreciation                 (1,066)           (740)
     Increase in unrealized appreciation                    541             410
     Realized losses, net                                  (125)         (1,126)
                                                     ----------      ----------
     Increase (decrease) in loans receivable-net     $  111,035      $   66,721

     Loans receivable-net (beginning of period)      $  194,729      $  305,764
     Loans receivable-net (end of period)            $  305,764      $  372,485


DELINQUENCY AND LOAN LOSS EXPERIENCE

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

   At December 31, 1998, the Company had an aggregate principal balance of $14.5 million, or 3.8% of the portfolio, which were delinquent for 90 days or more, compared to an aggregate principal balance of $15.8 million or 5.2% of the portfolio, which were delinquent for 90 days or more at December 31, 1997. The Company considers a loan to be delinquent if the borrower fails to make payments for 30 days or more; however, the Company may agree with a borrower that cannot make payments in accordance with the original loan agreement to modify the payment terms of the loan. Based upon the Company's assessment of its collateral position, the Company anticipates that a substantial portion of the principal amount of its delinquent loans would be collected upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing such loans will be adequate in the event of foreclosure.

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

    The following table sets forth the Company's unrealized depreciation of investments and the loan loss experience on a combined basis:

                                                                                Investments
                                                          ----------------------------------------------------
                                                                Loans            Equities             Total
                                                                -----            --------             -----
       Balance at December 31, 1996                       $ (2,243,496)       $ 1,443,022       $    (800,474)
                                                          ------------       ------------      --------------
       Increase in unrealized:
          Appreciation                                         541,290          1,689,632           2,230,922
          Depreciation                                        (666,454)                 -            (666,454)
       Unrealized depreciation of acquired subsidiary         (400,000)                              (400,000)
       Realized:
          Gains                                                      -                  -                   -
          Losses                                               125,000                  -             125,000
                                                          ------------       ------------      --------------
       Balance at December 31, 1997                       $ (2,643,660)      $  3,132,654      $      488,994
                                                          ------------       ------------      --------------
       Increase in unrealized:
          Appreciation                                         409,943          3,305,966           3,715,909
          Depreciation                                        (540,000)          (458,489)           (998,489)
       Unrealized depreciation of acquired subsidiary         (200,000)                              (200,000)
       Realized:
          Gains                                                                (1,167,363)         (1,167,363)
          Losses                                             1,125,866                  -           1,125,866
                                                          ------------       ------------      --------------
       Balance at December 31, 1998                       $ (1,847,851)      $  4,812,768       $   2,964,917
                                                          ------------       ------------      --------------

CUSTODIAL SERVICES

    Fleet Bank N.A. acts as the custodian of all of the Company's portfolio assets, except that BLL's portfolio assets are held by Colsen Services, Inc.

TAXICAB ROOFTOP ADVERTISING

    Media provides taxicab rooftop advertising, which is a relatively undeveloped segment of the out-of-home advertising industry. Out-of-home advertising includes (i) traditional outdoor advertising, such as billboards and posters, (ii) transit advertising, such as taxicabs, buses, bus shelters, subway, commuter train and airport advertising and (iii) in-store point of sale advertising. The Company entered this business in November 1994 with the organization of Media and since that time the business has grown rapidly. In July 1996, the Company acquired See-Level Advertising, Inc., a taxicab rooftop advertising firm with 450 Displays in New York City. Additionally, under an agreement with MTBOT, the Company has added an additional 1,700 Displays to the number under contract in New York City. On September 1, 1998, the company acquired the assets of Taxi Ads, LLC which had 850 displays in service in New Orleans, Philadelphia and San Diego. Media intends to continue to expand this business through internally generated growth and additional acquisitions of taxicab rooftop advertising businesses.

    The Company currently provides taxicab rooftop advertising in New York City, Boston, Philadelphia, New Orleans, San Diego and Atlanta and intends to expand its operations to other major metropolitan areas. The Company's goal is to become the leading national provider of taxicab rooftop advertising by establishing a presence in additional major U.S. metropolitan markets. The Company believes that no provider currently operates nationwide. On December 31, 1998, the Company had approximately 5,200 installed Displays.

    The Company attaches each Display to the rooftop of a taxicab and the Company also performs all ongoing Display maintenance and repair. The Display remains the property of the Company. The Display serves as a platform or frame for advertising copy, which is preprinted on vinyl sheets with adhesive backing and provided by the advertiser. The advertising copy adheres to the Display and is illuminated whenever the taxicab is in operation. The vinyl sheet is durable and is generally left on the Display for up to 90 days. The advertising copy is replaced at the advertiser's discretion and cost when advertising campaigns change. The standard size of the vinyl advertising copy, 14 inches high and 48 inches long, was designed to be proportionally similar to "bulletins" or "billboards" to permit advertisers to conveniently translate billboard copy to Display copy.

    Generally, the Company enters into agreements with taxicab associations, fleets or individuals to lease taxicab rooftop space for five-year terms. The Company markets the Displays to companies promoting products, advertising agencies and outdoor advertising buying agencies. Advertising contracts generally vary from 30 days to one year and provide for monthly payments by the advertiser. The Company's advertising accounts have in the past included, among others, Donna Karan; Giorgio Armani, Versace; Fleet Bank N.A.; Vogue Magazine; Continental Airlines; Twentieth Century Fox, M&M Mars, Kellogg's; Philip Morris Tobacco Corp.; Old Navy, Banana Republic; Disney's The Lion King on Broadway; Saks Fifth Avenue and Brown & Williamson Tobacco Corporation.

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

    Currently, approximately 58.7% of Media's taxicab rooftop advertising revenue is derived from tobacco products advertising. Under the Master Settlement Agreement between tobacco manufacturers and the attorneys general of various states (including those states in which the Company conducts its outdoor advertising business), the tobacco manufacturers agreed to eliminate general outdoor and transit advertising of tobacco products by March 31, 1999. The loss of such advertising may have an adverse effect upon the taxicab rooftop advertising business of the Company. The Company believes, however, that it can replace some of the revenue which is expected to be lost due to the elimination of tobacco taxicab rooftop advertising.

SOURCES OF FUNDS

Overview

    The Company funds its operations through credit facilities with bank syndicates and secured commercial paper and, to a lesser degree, through fixed rate, long-term subordinated debentures issued to or guaranteed by the SBA. The determination of funding sources is established by the Company's management, based upon an analysis of the respective financial and other costs and burdens associated with funding sources. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to limit its use of SBA funding and will seek such funding only when advantageous. At December 31, 1998, 44.4% of the Company's $260.3 million of debt consisted of bank debt, 39.6% of the Company's debt consisted of secured commercial paper, substantially all of which was at variable effective rates of interest averaging below the Prime Rate, and 16.0% of the Company's debt consisted of subordinated SBA debentures, with fixed rates of interest with a weighted average rate of 7.32% on the outstanding balance at December 31, 1998. An additional $33.8 million of debt was available at December 31, 1998 at variable effective rates of interest averaging below the Prime Rate under the Company's $252.5 million in bank credit facilities.

    The Company funds its fixed rate loans with variable rate bank debt and fixed rate SBA debentures. The mismatch between maturities and interest-rate sensitivities of these balance sheet items results in interest rate risk. The Company seeks to manage its exposure to increases in market rates of interest to an acceptable level by (i) purchasing interest rate caps to hedge a portion of its variable rate debt against increases in interest rates, (ii) incurring fixed-rate debt and (iii) originating adjustable rate loans. Nevertheless, the Company accepts varying degrees of interest rate risk depending on market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."

Medallion Financial

    Medallion Financial intends to rely on its bank credit facilities to fund its operations. Medallion Financial has a credit facility with a bank syndicate consisting of an $57.5 million revolving line of credit. Amounts outstanding under the revolving line of credit bear interest at the agent bank's prime rate or, at Medallion Financial's option, a rate based on LIBOR. At December 31, 1998, the average interest rate was 6.41%, which was 134 basis points below the Prime Rate and 113 basis points above the 90-day LIBOR as of such date. The revolving line of credit is secured by all of Medallion Financial's assets and matures on July 30, 1999. As of December 31, 1998, there was an outstanding balance of $47.3 million under the revolving line of credit.

Edwards

    Edwards, as an SBIC, is eligible to obtain low cost financing from the SBA through the issuance of SBA debentures. Edwards has debentures outstanding in the principal amount of $19.3 million at December 31, 1998. Edwards intends to seek to issue additional SBA debentures only if interest rates are favorable. SBA Regulations limit the amount of SBA debentures or "leverage" SBICs may issue. Generally, under SBA Regulations, the maximum principal amount of SBA debentures Edwards is permitted to issue is equal to 300% of its private or non-SBA paid-in capital and paid-in surplus ("Leveragable Capital"). SBA Regulations generally also limit the aggregate amount of leverage SBICs under common control, such as Edwards, MFC and TCC, have outstanding to no more than $102.5 million. Accordingly, Edwards, MFC, Medallion Capital and TCC collectively may not issue SBA debentures in an aggregate amount that exceeds $102.5 million and at December 31, 1998, the aggregate amount outstanding was $41.6 million. The interest rates payable on outstanding SBA debentures at December 31, 1998 ranged from 3.88% to 9.60% with a weighted average of 7.32%.

    At December 31, 1998, Edwards had Leveragable Capital of $9.3 million and had issued $19.3 million in principal amount of SBA debentures that carry fixed rates of interest and have ten-year terms. These debentures have maturities ranging from September 1, 2002 to September 1, 2004 and rates of interest varying from 7.15% to 8.20% per annum. Subject to the limitations discussed above, Edwards was eligible on December 31, 1998, to issue $10.4 million in aggregate principal amount of additional SBA debentures.

MFC

    MFC intends to rely on its bank credit facilities rather than on SBA financing to fund its operations. MFC has a credit facility with a bank syndicate consisting of an $195 million revolving line of credit. Amounts outstanding under the revolving line of credit bear interest at the agent bank's prime rate or, at MFC's option, a rate based on LIBOR. At December 31, 1998, the average interest rate was 6.36%, which was 139 basis points below the Prime Rate and 108 basis points above the 90-day LIBOR as of such date. The revolving line of credit is secured by all of MFC's assets and matures on June 30, 1999. As of December 31, 1998, there was an outstanding balance of $68.3 million under the revolving line of credit.

    On March 13, 1998, MFC established a commercial paper program as an additional source of liquidity. In connection with such program, MFC obtained two investment grade ratings for its short term borrowings. MFC began issuing commercial paper on March 16, 1998 and at December 31, 1998 had $103.1 million outstanding at an average interest rate of 6.11%. The commercial paper program is secured pari passu with the revolving credit facility.

    At December 31, 1998, MFC had Leveragable Capital of $44.2 million and had assumed $6.2 million in principal amount of SBA debentures that carry fixed rates of interest and have ten-year terms. These debentures have maturities ranging from September 1, 2000 to September 1, 2005 and rates of interest varying from 3.88% to 9.6% per annum. Subject to the limitations discussed above, MFC was eligible on December 31, 1998, to issue $83.8 million in aggregate principal amount of additional SBA debentures.

TCC

    Prior to its conversion to an SBIC on February 21, 1997, TCC was eligible to obtain low cost financing from the SBA through the issuance of SBA debentures and the issuance of non-voting cumulative preferred stock to, or guaranteed by, the SBA. As of December 31, 1998, TCC had $5.6 million of SBA debentures outstanding and no preferred stock outstanding. At December 31, 1998 the interest rate payable on SBA debentures was 8.00%. As an SBIC, TCC is no longer eligible to issue non-voting cumulative preferred stock. TCC is, however, still eligible to obtain low cost financing from the SBA through the issuance of SBA debentures, but the interest on such debentures will not be subsidized by the SBA. SBA Regulations limit the amount of SBA debentures or "leverage" SBICs may issue and the "300% of leveragable capital" and the $102.5 million limit on the aggregate amount of leverage permitted for SBICs under common control referred to above also apply.

    At December 31, 1998, TCC had Leveragable Capital of $7.5 million and had issued $5.6 million in principal amount of SBA debentures that have fixed rates of interest, ten-year terms and may be prepaid after five years without penalty. The interest rate payable on these debentures is 8.00% per annum and they mature on June 1, 2002. TCC was eligible on December 31, 1998, to issue $16.8 million of additional SBA debentures subject to the overall SBA limitations.

Preferred Stock Repurchase Agreements

    MFC, TCC and Medallion Credit have repurchased all of their previously issued preferred stock from the SBA for an aggregate price of $8.0 million, representing a discount of 65% from the original aggregate issuance price of $22.6 million. The repurchase price discount of $14.6 million reflects the below market 3% dividend rate and the fact that the preferred stock was not subject to mandatory redemption at any time. The repurchase has resulted in the termination of SBA limits on the amount of secured bank debt that MFC can incur and a realized gain in retained earnings in the amount of the repurchase discount which is being accreted to paid-in capital on a straight-line basis over 84 months, commencing March 31, 1993 for Medallion Capital and over 60 months, commencing August 12, 1994 for MFC and TCC. If MFC, TCC or Medallion Capital were to liquidate or lose its SBA license during the accretion period, the SBA would receive the remaining unaccreted amount of the realized gain attributable to the subsidiary liquidating or losing its license. The Company anticipates entering into an agreement with the SBA permitting the proposed merger of TCC into MFC without triggering repayment of TCC's liquidating interest. There can be no assurance that the Company will be able to enter into such an agreement with the SBA on terms acceptable to the Company. If, however, the Company is unable to negotiate such an agreement, then it will not merge MFC with TCC. At December 31, 1998, the aggregate remaining unaccreted amount of the realized gain for MFC, TCC and Medallion Capital was $2.4 million.

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

    The Code defines the term "RIC" to include a domestic corporation that has elected to be treated as a business development company under the 1940 Act and meets certain requirements. These requirements include that (a) the company derive at least 90% of its gross income for each taxable year from dividends, interest, interest payments with respect to securities loans and gains from the sale or other disposition of stocks or securities or foreign currencies, or other income derived from its business of investing in such stocks, securities or currencies; (b) the company diversifies its holdings so that, at the close of each quarter of its taxable year, (i) at least 50% of the value of its total assets is represented by (A) cash, and cash items (including receivables), U.S. Government securities and securities of other RICs, and (B) other securities limited in respect of any one issuer to an amount not greater in value than 5% of the value of the total assets of the company and to not more than 10% of the outstanding voting securities of such issuer, and (ii) not more than 25% of the value of total assets is invested in the securities (other than U.S. Government securities or securities of other RICs) of any one issuer or two or of more issuers controlled by the company and engaged in the same, similar or related trades or businesses. The foregoing diversification requirements under the Code could restrict the Company's expansion of its taxicab rooftop advertising business.

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

REGULATION OF THE COMPANY BY THE SBA

    Edwards is an SBIC and as explained in further detail below, MFC and TCC were formerly SSBICs that were converted to SBICs under conversion agreements entered into with the SBA in February 1997. In June 1998, Medallion Capital's charter was amended to convert from an SSBIC to an SBIC. The SBIA authorizes the organization of SBICs as vehicles for providing equity capital, long term financing and management assistance to small business concerns. A small business concern, as defined in the SBIA and the SBA Regulations, is a business that is independently owned and operated and which is not dominant in its field of operation. In addition, at the end of each fiscal year, at least 20% of the total amount of loans made since April 25, 1994 by each SBIC and SSBIC must be made to a subclass of small business concerns that (i) have a net worth, together with any affiliates, of $6.0 million or less and average annual net income after U.S. federal income taxes for the preceding two years of $2.0 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfy alternative criteria under SBA Regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenues. SBA Regulations also prohibit an SBIC from providing funds to a small business concern for certain purposes, such as relending and reinvestment.

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

    The Improvement Act, which became effective on September 30, 1996, effectively terminated the SSBIC program by repealing the provisions of the SBIA which authorized SSBICs. Following the enactment of the Improvement Act and termination of the SSBIC program, the SBA established procedures for existing SSBICs to convert to SBICs. In February 1997, MFC and TCC each entered into an agreement with the SBA whereby MFC and TCC were converted to SBICs, subject to certain conditions imposed by the SBA. Under the MFC Conversion Agreement with the SBA, MFC is authorized to make loans to borrowers other than Disadvantaged Borrowers provided that, at the time of such loan, MFC has in its portfolio outstanding loans to Disadvantaged Borrowers with an aggregate cost basis equal to or exceeding the value of the unamortized repurchase discount under the preferred stock repurchase agreement between MFC and the SBA. At December 31, 1998 the amount of such unamortized repurchase discount was $1.3 million and MFC had outstanding loans to Disadvantaged Borrowers with an aggregate cost basis in excess of $3.1 million.

    Under current SBA Regulations and subject to local usury laws, the maximum rate of interest that MFC, TCC or Edwards may charge may not exceed the higher of (i) 19% and (ii) the sum of (a) the higher of (I) that company's weighted average cost of qualified borrowings, as determined under SBA Regulations, or
(II) the current SBA debenture rate, plus (b) 11%, rounded off to the next lower eighth of one percent. At December 31, 1998, the maximum rate of interest permitted on loans originated by the RIC Subsidiaries is 19%. At December 31, 1998, the Company's outstanding Medallion Loans had a weighted average rate of interest of 9.03% and outstanding Commercial Installment Loans had a weighted average rate of interest of 11.48%. SBA Regulations also require that each loan originated by an SBIC have a term of between 5 years and 20 years; however, loans to Disadvantaged Borrowers may be for a minimum of four years.

    The SBA restricts the ability of SBICs to repurchase their capital stock, to retire their SBA debentures and to lend money to their officers, directors and employees or invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a "change of control" or transfers which would result in any person (or group of persons acting in concert) owning 10% or more of any class of capital stock of an SBIC. A "change of control" is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

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

EMPLOYEES

    As of December 31, 1998, the Company employed a total of 140 persons. The Company believes that its relations with all of its employees are good, but that its future success will depend, in part, on its ability to continue to recruit, retain and motivate qualified personnel at all levels.

ITEM 2. PROPERTIES

    The Company leases approximately 17,000 square feet of office space in New York City for its corporate headquarters under a lease expiring in June 2006. The Company also leases office space for loan origination offices in Boston, MA, Chicago, IL, Hartford, CT, Southbury, CT, Clifton, NJ, Providence, RI, Rochester, NY, Scottsdale, AZ, Wellesley, MA, Somers Point, NJ, Minneapolis, MN and New Orleans, LA. The Company does not own any real property. The Company believes that its leased properties, taken as a whole, are in good operating condition and are suitable for the Company's current business operations.

ITEM 3.  LEGAL PROCEEDINGS

    The Company and its subsidiaries have been named as defendants in various legal proceedings incident to the ordinary course of its business. The Company intends to vigorously defend these outstanding claims. In the opinion of the Company's management and based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1998 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The current executive officers of the Company are as follows:

Name                                         Age     Position(s) Held With the Company
Alvin Murstein(*)........................    64      Chairman, Chief Executive Officer and Director
Andrew  M. Murstein(*)...................    34      President and Director
Allen S. Greene(*).......................    52      Senior Executive Vice President and Chief Operating Officer
Daniel F. Baker(*).......................    35      Treasurer and Chief Financial Officer
Marie Russo(*)...........................    74      Senior Vice President and Secretary
Michael J. Kowalsky(*)...................    55      Executive Vice President
Jonathon G. Matuscak(*)..................    54      Vice President and Chief Accounting Officer

____________________

    An asterisk (*) indicates an "interested person" as such term is defined in
Section 2(a)(19) of the 1940 Act.

    Each officer's term extends until the first meeting of the Board of Directors following the next annual meeting of stockholders and until his or her successor is elected and qualified.

    Alvin Murstein has been Chairman of the Board of Directors of Medallion Financial since its founding in 1995 and has been Chief Executive Officer of Medallion Financial since February 1996. Mr. Murstein has also been Chairman of the Board of Directors and Chief Executive Officer of MFC since its founding in 1979 and of Media since its founding in 1994. Mr. Murstein has been Chairman of the Board of Directors and Chief Executive Officer of Edwards and TCC since June 1996. He served as Chairman of the Board of Directors and Chief Executive Officer of Tri-Magna from its founding in 1989 until its acquisition by the Company in May 1996. Mr. Murstein received a B.A. and an M.B.A. from New York University and has been an executive in the taxicab industry for over 40 years. Mr. Murstein served on the Board of Directors of the Strober Organization, Inc., a building supply company, from 1988 to 1997. Alvin Murstein is the father of Andrew Murstein.

    Andrew Murstein has been President of Medallion Financial since its inception in 1995 and President of Media from its inception. Mr. Murstein has served two terms as a Director of Medallion Financial, MFC, Edwards and TCC from May 1996 until April 1997 and since October 10, 1997. He has served as a director of Media since its inception. He served as Tri-Magna's Director of New Business Development from 1994 until its acquisition by the Company in May 1996. Mr. Murstein received a B.A. in economics, cum laude, from Tufts University and an M.B.A. in finance from New York University. Mr. Murstein serves on the New York City Private Industry Council. Andrew Murstein is the son of Alvin Murstein, and is the third generation of his family to be active in the taxicab industry.

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

    Jonathon G. Matuscak has been Vice President and Chief Accounting Officer of Medallion Financial since March 1998. Mr. Matuscak was employed by Arthur Andersen LLP from 1996 to 1998. He was Executive Vice President and Chief Financial Officer of CrossLand Federal Savings Bank and its parent company Brooklyn Bancorp, Inc. from 1994 until March 1996. From March 1996 until May 1996, Mr. Matuscak was a Senior Vice President with Republic National Bank of New York. Mr. Matuscak received a B.S. in accounting from the University of Detroit and is a Certified Public Accountant in New York State.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    The Company's Common Stock commenced trading on May 23, 1996 on the Nasdaq National Market under the symbol "TAXI." As of March 25, 1999, there were approximately 2,969 holders of record of the Company's Common Stock.

    The following table sets forth for the periods indicated, the range of high and low closing prices for the Company's Common Stock on the Nasdaq National
Market:

                                              HIGH             LOW
              1998
              First Quarter                   $29-15/16        $18-7/8
              Second Quarter                  $31              $25
              Third Quarter                   $28-7/8          $12-1/16
              Fourth Quarter                  $18-1/2          $12-9/16

                                              HIGH             LOW
              1997
              First Quarter                   $19-3/4          $14
              Second Quarter                  $20-1/8          $16
              Third Quarter                   $21-3/4          $17-3/4
              Fourth Quarter                  $23              $20

    On November 26, 1996, the Company paid its first quarterly cash dividend of $0.20 per share of Common Stock. The Company has paid quarterly dividends since that time, and currently anticipates that it will continue to pay quarterly cash dividends on the Common Stock. There can be no assurance, however, that the Company will have sufficient earnings to pay such dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

    On May 29, 1996, Medallion Financial acquired each of the Founding Companies. Prior to this acquisition, each of the Founding Companies had been operating independently of each other. On June 16, 1998 the Company completed a merger with CDI, now known as Medallion Capital. This transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting. Under this accounting treatment, the consolidated financial statements of the Company have been restated retroactively to combine Medallion Capital's financial statements with the Company's consolidated financial statements as if the merger had occurred at the beginning of the earliest period presented. Accordingly, the following Selected Financial Data is comprised of two major sections.

    The first section, Consolidated Selected Financial Data, presents consolidated audited financial data of the Company for the years ending December 31, 1998, 1997 and 1996 and is derived from the actual financial position and results of operation of the Company as set forth in the audited Consolidated Financial Statements of the Company included as Item 8 in this Annual Report on Form 10-K.

    Also included are unaudited consolidated financial results for the years ended December 31, 1995 and 1994. The consolidated financial statements for Medallion Financial Corp. for these years represent only the activity of Medallion Capital, the predecessor of the registrant, as Medallion Financial Corp. had no other activity. These unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations of the Founding Companies for the periods presented.

    The second section of the following discussion presents the Historical Selected Financial Data of each of the Founding Companies. The Historical Selected Financial Data for the fiscal years ended December 31, 1995 and the period ended May 29, 1996, have been derived from audited financial statements incorporated by reference in this Annual Report on Form 10-K. The Historical Selected Financial Data for Edwards and TCC have been reclassified to permit a presentation that is consistent with the investment company status they acquired upon completion of the Acquisitions. The Historical Selected Financial Data for the fiscal year ended December 31, 1994 for each of the Founding Companies have been derived from their respective audited financial statements not included in this Annual Report on Form 10-K.

    The Selected Financial Data provided herein should be read in conjunction with the financial statements of Medallion Financial, Tri-Magna, Edwards and TCC, including the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

                                                     MEDALLION FINANCIAL CORP.
                                               SELECTED CONSOLIDATED FINANCIAL DATA
                              AT AND FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, 1996, 1997 AND 1998
                                             IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS

STATEMENT OF OPERATIONS DATA                   1994               1995               1996            1997             1998
                                               ----               ----               ----            ----             ----
                                            (unaudited)        (unaudited)
Investment income......................  $     1,229        $     1,481        $    12,292      $    25,848     $    35,157
Interest expense.......................          263                224              5,328           10,099          15,609
Net interest income....................          966              1,257                              15,749          19,548
                                                                                     6,964
Equity in earnings (losses) of
 Unconsolidated subsidiary(1)..........           --                 --                (63)             203           1,200
Other income...........................           --                 --                411              980           1,459
Gain on sale of loans..................           --                 --                 --              336           2,316
Accretion of negative goodwill.........           --                 --                421              722             722
Operating expenses.....................          639                608              3,042            6,167          13,178
Amortization of goodwill...............           --                 --                259              368             506
Income tax (provision) benefit.........           23               (639)              (436)            (929)            154
Dividends on minority interest.........         (120)              (120)              (116)              --              --
Net investment income..................          230               (110)             3,880           10,526          11,715
Realized gain (loss) on investments,net         (172)             3,800                558               78           1,291
Change in unrealized appreciation
 (depreciation) of investments(2)......         (286)              (649)               758            1,929           2,676
Net increase in net assets
 resulting from operations(3)..........    $    (228)       $     3,041        $     5,196      $    12,533     $    15,682
Net increase in net assets
 resulting from operations per share(3)    $   (0.20)       $      2.61        $      0.87      $      1.02     $      1.11
Dividends declared per share...........    $      --        $        --        $      0.45      $      1.03     $      1.22
                                            ========          =========          =========        =========       =========
BALANCE SHEET DATA.....................        1994               1995               1996            1997             1998
                                               ----               ----               ----            ----             ----
                                            (unaudited)        (unaudited)
Investments
  Medallion Loans......................   $      --          $       --        $   134,615      $   225,961     $   266,062
  Commercial Installment Loans.........        12,065            15,331             60,115           79,803         106,423
  Equity Investments...................         5,161             1,045              2,374            7,490          11,579
Investments, net of unrealized
 depreciation of investments...........        17,226            16,376            197,104          313,254         384,064
Total assets...........................        18,565            21,237            215,277          339,894         422,225
Notes payable and demand notes.........            --                --             96,450          137,750         115,600
Commercial paper.......................            --                --                 --               --         103,082
Subordinated SBA debentures............         2,864             2,408             38,806           39,770          41,590
Total liabilities......................         2,971             2,881            140,205          189,363         272,938
Negative goodwill......................            --                --                258            1,795           1,072
Preferred Stock........................         3,150             3,330                 --               --              --
Total stockholders' equity.............        12,444            15,026             72,554          148,736         148,215

SELECTED FINANCIAL RATIOS AND OTHER DATA       1994               1995               1996            1997             1998
                                               ----               ----               ----            ----             ----
(UNAUDITED)
Return on assets(4)....................        -0.89%            15.28%            4.39%            4.51%           4.12%
Return on equity(5)....................        -1.83%            20.24%            7.16%            8.43%          10.58%
Average yield, e.o.p.(6)...............        13.47%             8.82%           10.98%           10.20%           9.74%
Average cost of funds, e.o.p.(7).......         2.79%             3.79%            7.15%            7.15%           6.42%
Spread, e.o.p.(8)......................        10.68%             5.03%            3.83%            3.05%           3.32%
Other income ratio (9).................         0.00%             0.00%            0.21%            0.31%           0.38%
Operating expense ratio (10)...........         3.44%             2.86%            1.41%            1.81%           3.12%
Medallion Loans as a percentage of
 investments...........................         0.00%             0.00%           68.30%           72.13%          69.28%
Commercial Installment Loans as a
 percentage of investments.............        70.04%            93.62%           30.52%           25.48%          27.71%
Equity investments as a
 percentage of investments.............        29.96%             6.38%            1.20%            2.39%           3.01%
Investments to assets..................        92.79%            77.11%           91.56%           92.16%          90.96%
Equity to assets.......................        67.03%            70.75%           33.70%           43.76%          35.10%
Debt to equity.........................        23.01%            16.03%          186.42%          119.35%         175.60%
SBA debt to total debt.................       100.00%              100%           28.69%           22.40%          15.98%

                                   MEDIA (1)

                                            May 30 to           Year Ended            Year Ended
                                          December 31,         December 31,          December 31,
                                              1996                1997                   1998
                                              ----                ----                   ----
 STATEMENT OF OPERATIONS DATA
 Advertising revenue..................    $ 1,095,346          $ 3,070,119            $ 7,526,569
 Cost of services.....................        499,135            1,204,892              2,381,064
                                          -----------          -----------            -----------
 Gross margin.........................        596,211            1,865,227              5,145,505
 Other operating expenses.............        659,211            1,499,803              3,195,116
                                          -----------          -----------            -----------
 Income (losses) before taxes.........        (63,000)             365,424              1,950,389
 Income taxes.........................           --                162,000                750,000
                                          -----------          -----------            -----------
 Net income (loss)....................    $   (63,000)         $   203,424            $ 1,200,389
                                          ===========          ===========            ===========

_______________

(1) Equity in earnings (losses) of unconsolidated subsidiary represents the net income (loss) for the period indicated from the Company's investment in Media.
(2) Change in unrealized depreciation of investments represents the (increase) decrease for the period in the unrealized depreciation applied against the Company's investments to state them at fair value.
(3) Net increase in net assets resulting from operations is the sum of net investment income, net realized gains or losses on investments and the change in unrealized gains or losses on investments.
(4) Return on assets represents net increase in net assets resulting from operations, for the year indicated, divided by average total assets.
(5) Return on equity represents net increase in net assets resulting from operations, for the year indicated, divided by total stockholders' equity.
(6) Average yield, e.o.p. represents the end of year weighted average interest rate on investments at the date indicated.
(7) Average cost of funds, e.o.p. represents the end of year weighted average interest rate on debt at the date indicated.
(8) Spread, e.o.p. represents average yield, e.o.p. less average cost of funds, e.o.p.
(9) Other income ratio represents other income, for the year indicated, divided by investments.
(10) Operating expense ratio represents operating expenses, for the year indicated, divided by total assets.

                          SELECTED FINANCIAL DATA (3)

                                   TRI-MAGNA
             (MFC, BUT NOT MEDIA, IS CONSOLIDATED WITH TRI-MAGNA)

                                                                                                   January 1
                                                                    Year Ended December 31,           To
                                                                -------------------------------     May 29,
                                                                         1994            1995         1996
                                                                         ----            ----         ----
                                                                               (dollars in thousands)
STATEMENT OF OPERATIONS DATA
Investment income........................................             $ 8,820         $ 9,803       $4,423
Interest expense.........................................               4,756           6,034        2,517
                                                                     --------         -------      -------
Net interest income......................................               4,064           3,769        1,906
Equity in earnings (losses) of
unconsolidated subsidiary(1).............................                  18             126          (53)
Other income.............................................                 519             446          148
Total non-interest expense...............................               2,700           2,615        1,816
Dividends paid on minority interest......................                 277             208           --
                                                                     --------         -------      -------
Net investment income....................................               1,624           1,518          185
Realized gain (loss) on investments, net.................                 (22)             61           --
Change in unrealized depreciation of
investments(2)...........................................                  58            (140)          --
                                                                     --------         -------      -------
Net increase in net assets resulting from
operations...............................................             $ 1,660         $ 1,439         $185
                                                                     ========         =======      =======

SELECTED FINANCIAL RATIOS AND OTHER DATA(3)
Return on average assets(4)(5)...........................               1.88%           1.50%        1.86%
Return on average equity(5)(6)...........................              15.29           12.97        16.93
Interest rate spread
Average yield(5)(7)......................................              10.20           10.61        11.00
Average cost of funds(5)(8)..............................               7.00            8.26         7.56
Spread(9)................................................               3.20            2.35         3.44
Other income to average assets(5)........................               0.59            0.47         0.36
Non-interest expense to average
assets(5)(10)............................................               3.05            2.73         2.98
Weighted average assets..................................             88,414          96,189       99,197
Weighted average investments(11).........................             86,496          92,433       96,479
Weighted average equity..................................             10,855          11,094       10,897
Weighted average debt....................................             67,955          73,063       79,912
                                                                       December 31,(3)
                                                              -------------------------------      May 29,
                                                                       1994            1995         1996(3)
                                                                       ----            ----         ------
Medallion Loans as a percentage of investments...........              72.4%          68.4%          67.9%
Commercial Installment Loans as a percentage of
investments..............................................              27.6           31.6           32.1
Investments to assets....................................              96.7           96.3           97.0
Equity to assets.........................................              11.8           17.4           16.7
Debt to equity(12).......................................               356            464            482
SBA debt to total debt...................................              17.5             --             --

                                   TRI-MAGNA

                                                                   December 31,                     May 29,
                                                                        1994            1995         1996
                                                                        ----            ----         ----
                                                                              (dollars in thousands)

BALANCE SHEET DATA
Investments
 Medallion Loans..........................................             $65,424          $66,338      $64,934
 Commercial Installment Loans.............................              24,918           30,619       31,598
Unrealized depreciation of investments....................                (770)            (910)        (910)
                                                                       -------          -------      -------
Investments, net of unrealized depreciation of
 investments..............................................              89,572           96,047       95,622
Total assets..............................................              92,590           99,788       98,605
Notes payable.............................................              59,025           80,295       79,395
Subordinated SBA debentures...............................              12,500                -            -
Total liabilities.........................................              72,480           82,474       82,116
Minority interest.........................................               9,234                -            -
Total stockholders' equity................................              10,876           17,314       16,489

                                   MEDIA(1)

                                                 NOVEMBER 22 TO        YEAR ENDED       JANUARY 1 TO
                                                  DECEMBER 31,         DECEMBER 31,       MAY 29,
                                                      1994                1995            1996
                                                      ----                ----            ----
STATEMENT OF OPERATIONS DATA
Advertising revenue                                 $227,756           $1,542,013       $ 671,148
Cost of services                                      83,341              483,721         283,891

Gross margin                                         144,415            1,058,292         387,257
Other operating expenses                             126,036              829,293         455,278
Income (losses) before taxes                          18,379              228,999         (68,021)
Income taxes                                              --              103,043         (14,999)

Net income (loss)                                   $ 18,379           $  125,956       $ (53,022)

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

                                    EDWARDS

                                                     YEAR ENDED                            JANUARY 1
                                                    DECEMBER 31,                              TO
                                                    ------------                            MAY 29,
                                                       1994               1995                1996
                                                       ----               ----                ----
                                                                (dollars in thousands)
STATEMENT OF OPERATIONS DATA
Investment income................................    $ 4,334             $ 4,317             $ 1,727
Interest expense.................................      2,765               2,748               1,098
                                                     -------             -------             -------
Net interest income..............................      1,569               1,569                 629
Other income.....................................        620                 443                 129
Total non-interest expense.......................      1,108                 885                 660
Income tax expense...............................         21                  40                  16
                                                     -------             -------             -------
Net investment income............................      1,060               1,087                  82
Realized gain (loss) on investments, net.........         --                  --                  --
                                                     -------             -------             -------
Net increase in net assets resulting from
 operations before extraordinary items...........      1,060               1,087                  82
Extraordinary items(1)...........................       (526)                  -                   -
                                                     -------             -------             -------
Net increase in net assets resulting
 from operations.................................    $   534             $ 1,087             $    82
                                                     =======             =======             =======

SELECTED FINANCIAL RATIOS AND OTHER DATA(2)
Return on average assets(3)(4)...................       2.35%               2.42%               2.28%
Return on average partners' capital(4)(5)........      11.69               12.29               11.38
Interest rate spread
    Average yield(4)(6)..........................      10.06                9.92                9.40
    Average cost of funds(4)(7)..................       7.97                7.96                7.54
    Spread(8)....................................       2.09                1.96                1.86
Other income to average assets(4)................       1.38                0.99                0.68
Non-interest expense to average assets(4)(9).....       2.46                1.98                1.63
Weighted average assets..........................    $45,025             $44,829             $45,543
Weighted average investments(10).................     43,074              43,508              44,103
Weighted average partners' capital...............      9,064               8,846               9,112
Weighted average debt............................     34,690              34,535              34,947

                                                       DECEMBER 31, (2)
                                                       ----------------                      MAY 29,
                                                         1994            1995               1996 (2)
                                                         ----            ----               --------
Medallion Loans as a percentage of investments......      98.3%            98.6%               98.7%
Commercial Installment Loans as a percentage
 of investments.....................................       1.7              1.4                 1.3
Investments to assets...............................      97.5             97.1                96.7
Partners' capital to assets.........................      19.2             20.2                19.8
Debt to partners' capital(11).......................       408              382                 385
SBA debt to total debt..............................      71.4             71.7                71.2

                                    EDWARDS

                                                                                            JANUARY 1
                                                                                               TO
                                                                  DECEMBER 31,               MAY 29,
                                                                  ------------               -------
                                                           1994               1995              1996
                                                                  (dollars in thousands)
BALANCE SHEET DATA
Investments
  Medallion Loans...................................    $42,740            $43,177           $43,921
  Commercial Installment Loans......................        747                622               589
Unrealized depreciation of investments..............        (20)               (20)              (20)
                                                        -------            -------           -------
Investments, net of unrealized depreciation
 of investments.....................................     43,467             43,779            44,490
Total assets........................................     44,574             45,084            46,001
Notes payable and demand notes......................     10,000              9,850            10,100
Subordinated SBA debentures.........................     24,950             24,950            24,950
Total liabilities...................................     35,998             35,967            36,894
Total partners' capital.............................      8,576              9,117             9,107

_______________

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

                                      TCC

                                                                                            JANUARY 1
                                                                  YEAR ENDED                   TO
                                                                  DECEMBER 31,               MAY 29,
                                                                  ------------               -------
                                                           1994               1995              1996
                                                           ----               ----              ----
                                                                  (dollars in thousands)
STATEMENT OF OPERATIONS DATA
Investment income.....................................    $ 2,217         $ 1,836           $   682
Interest expense......................................        709             450               148
                                                          -------         -------           -------
Net interest income...................................      1,508           1,386               534
Total non-interest expense............................        711             760               260
Income tax expense (benefit)(1).......................        653             381               128
                                                          -------         -------           -------
Net investment income, adjusted for taxes(2)..........        144             245               146
Realized gain (loss) on investments...................       (144)            (50)                5
Change in unrealized depreciation of
 investments(3).......................................        790             335                30
                                                          -------         -------           -------
Net increase (decrease) in net assets resulting
 from operations......................................    $   790         $   530              $181
                                                          =======         =======           =======

SELECTED FINANCIAL RATIOS AND
OTHER DATA(4)
Return on average assets(5)(6).........................      3.90%           2.91%             2.56%
Return on average common equity(6)(7)..................     11.22            6.74              5.23
Interest rate spread
  Average yield(6)(8)..................................     13.86           13.58             12.95
  Average cost of funds(6)(9)..........................      7.60            6.14              5.58
  Spread(10)...........................................      6.26            7.44              7.37
Non-interest expense to average assets(6)..............      3.51            4.18              3.67
Weighted average assets................................   $20,260         $18,183           $16,983
Weighted average investments(11).......................    14,442          10,389             9,745
Weighted average common equity.........................     7,042           7,859             8,312
Weighted average debt..................................     9,330           7,330             6,368

                                                           DECEMBER 31,(4)
                                                           ---------------                   MAY 29,
                                                            1994            1995              1996(4)
                                                            ----            ----              -------
Medallion Loans as a percentage of investments......       80.1%            81.5%              76.0%
Commercial Installment Loans as a percentage
 of investments.....................................       19.9             18.5               24.0
Loans to assets.....................................       52.8             52.6               56.3
Equity to assets....................................       57.1             60.2               63.7
Debt to equity(12)..................................         73               64                 53
SBA debt to total debt..............................      100.0            100.0              100.0

                                      TCC

                                                            DECEMBER 31,
                                                            ------------              MAY 29,
                                                            1994         1995          1996
                                                            ----         ----          ----
                                                                  (dollars in thousands)
BALANCE SHEET DATA
Investments
     Medallion Loans.................................     $ 8,796      $ 7,988         $ 7,543
     Commercial Installment Loans....................       2,185        1,808           2,381
Unrealized depreciation of investments...............        (978)        (642)           (612)
                                                          -------      -------         -------
Investments, net of unrealized depreciation of
  investments........................................      10,003        9,154           9,312
Cash and cash equivalents............................       8,199        7,781           6,797
Total assets.........................................      18,951       17,416          16,551
Notes payable and demand notes.......................          --           --              --
SBA debentures.......................................       7,930        6,730           5,640
Total liabilities....................................       8,129        6,937           6,008
Total stockholders' equity...........................      10,822       10,479          10,543

_________________________

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

General

    The Company operates a specialty finance company whose principal activity is the origination and servicing of commercial secured loans. Primarily secured by taxicab medallions ("Medallion Loans") and loans to small businesses secured by equipment and other suitable collateral ("Commercial Installment Loans"). As an adjunct to its finance business, the Company also operates a taxicab rooftop advertising business. The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets consisting primarily of Medallion Loans and Commercial Installment Loans, and the interest paid on interest-bearing liabilities consisting primarily of secured credit facilities with bank syndicates, secured commercial paper and debentures issued to or guaranteed by the SBA. Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Net interest income is affected by economic, regulatory and competitive factors that influence interest rates, loan demand and the availability of funding to finance the Company's lending activities. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities. The income from the taxicab rooftop advertising business are reflected as earnings from unconsolidated subsidiary.

    In addition, through its subsidiary Medallion Capital, the Company invests in small businesses in selected industries. Medallion Capital's investments are typically in the form of secured debt instruments with fixed interest rates accompanied by warrants to purchase an equity interest for a nominal exercise price (such warrants constituting "Equity Investments"). Interest income is earned on the debt investments. Realized gains (losses) on investments are recognized when investments are sold and represent the difference between the proceeds received from the disposition of portfolio assets and the cost of such portfolio assets. In addition, changes in unrealized appreciation (depreciation) of investments is recorded and represents the net change in the estimated fair values of the portfolio assets at the end of the period as compared with their estimated fair values at the beginning of the period or the cost of such portfolio assets, if purchased during the period. Generally, "realized gains (losses) on investments" and "changes in unrealized appreciation (depreciation) of investments" are inversely related. When an appreciated asset is sold to realize a gain, a decrease in the previously recorded unrealized appreciation occurs. Conversely, when a loss previously recorded as an unrealized loss is realized by the sale or other disposition of a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in net unrealized appreciation and an increase in realized loss.

    Trend in Loan Portfolio Yield - The Company's investment income is driven by the principal amount of and yields on its portfolio. To identify trends in the yields, the portfolio is grouped by Medallion Loans, Commercial Installment Loans and Equity Investments. The following table illustrates the Company's investments at fair value and the weighted average portfolio yields at the dates indicated:

                                                    December 31, 1997                              December 31, 1998
                                          Weighted                     Percentage     Weighted                      Percentage
                                           Average      Principal        of Total      Average       Principal        of Total
                                            Yield        Amounts        Portfolio       Yield         Amounts        Portfolio
                                            -----        -------        ---------       -----         -------        ---------
Medallion Loan Portfolio                    9.27%     $225,961,249          72.1%        9.03%      $266,061,808         69.3%
Commercial Installment Loan Portfolio      12.74%       79,803,197          25.5%       11.48%       106,422,835         27.7%
Equity Investments                             -         7,490,000           2.4%           -         11,579,329          3.0%
                                           -----       -----------         -----        -----        -----------        -----
Total Portfolio                            10.20%     $313,254,446         100.0%        9.74%      $384,063,972        100.0%
                                           =====       ===========         =====        =====        ===========        =====

    The weighted average yield e.o.p.(/1/) of the Medallion Loan portfolio at December 31, 1998 was 9.03%, a decrease of 24 basis points from 9.27% at December 31, 1997. Medallion Loans constituted 69.0% of the total portfolio of $384.1 million at December 31, 1998 as compared to 72.1% of the total portfolio of $313.3 million at December 31, 1997. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. The Company believes that this time period varies to some extent as a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to prepay in a rising interest rate environment. As a result of this decline in the Medallion Loan portfolio yield, the weighted average yield e.o.p. of the entire portfolio decreased 46 basis points to 9.74% at December 31, 1998 from 10.20% at December 31, 1997.

    The Company had been shifting the portfolio mix toward a higher percentage of Commercial Installment Loans, which historically have had a yield of approximately 300 basis points higher than the Company's Medallion Loans and 250 to 600 basis points higher than the Prime Rate. The weighted average yield e.o.p. of the Commercial Installment Loan portfolio decreased 126 basis points to 11.48% at December 31, 1998 from 12.74% at December 31, 1997. Although the percentage of the entire portfolio composed of Commercial Installment Loans increased to 28.0% at December 31, 1998 from 25.5% at December 31, 1997, the yield has decreased due to a drop in prime rate and the increase in the number of loans tied to prime rate. The Company expects to try to increase both the percentage of Commercial Installment Loans in the total portfolio and the number of floating and adjustable rate loan originations.

    Equity Investments represented 3.0% and 2.4% of the Company's entire portfolio at December 31, 1998 and December 31, 1997, respectively.

    Trend in Interest Expense - The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates, secured commercial paper and, to a lesser degree, fixed-rate, long-term debentures issued to or guaranteed by the SBA. In recent years, the Company has reduced its reliance on SBA financing and increased the relative proportion of bank debt to total liabilities. SBA financing has offered attractive rates but, such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the Small Business Investment Act of 1958, as amended (the "SBIA") and SBA Regulations through subsidiaries subject to SBA restrictions. The Company believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt and secured commercial paper has generally decreased its interest expense thus far. However, this has also increased the Company's exposure to the risk of increases in market interest rates which the Company attempts to mitigate with certain matching strategies. The Company also expects that net interest income should increase as the Company issues more commercial paper in lieu of bank debt causing the spread between yield and cost of funds to increase. At the present time commercial paper is generally priced at approximately 40-50 basis


_______________

(/1/) e.o.p. or "end of period," indicates that a calculation is made at the date indicated rather than for the period then ended.

points below the rate charged under the Company's revolving credit facilities. The commercial paper program has helped to lower cost of funds and will enable the company to increase its funds available to originate new loans thus increasing the size of the loan portfolio. At December 31, 1998 and December 31, 1997, short-term LIBOR-based debt including commercial paper constituted 84.0% and 77.6% of total debt, respectively. The Company began issuing commercial paper on March 16, 1998.

    The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium over LIBOR paid by the Company on its LIBOR-based debt and secured commercial paper, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 1-180 days. The Company's debentures issued to or guaranteed by the SBA typically have initial terms of ten years. The Company's cost of funds reflect fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the 90- and 180-day LIBOR (the "LIBOR Benchmark"). The Company's average cost of funds e.o.p. at December 31, 1998 was 6.42% or 121 basis points over the LIBOR Benchmark of 5.21% compared to 7.15%, or 132 basis points over the LIBOR Benchmark of 5.83% at December 31, 1997.

    Taxicab Rooftop Advertising. In addition to its finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media's revenue is affected by the number of taxicab rooftop advertising displays ("Displays") that it owns and the occupancy rate and advertising rate of those Displays. At December 31, 1998, Media had approximately 5,200 installed Displays. The Company expects that Media will continue to expand its operations by entering new markets on its own or through acquisition of existing taxicab rooftop advertising companies. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company because the Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies with investment companies.

    Currently, approximately 58.7% of Media's taxicab rooftop advertising revenue is derived from tobacco products advertising. Under the Master Settlement Agreement between tobacco manufacturers and the Attorney General of various states (including those states in which the Company conducts its outdoor advertising business), the tobacco manufacturers agreed to eliminate general outdoor and transit advertising of tobacco products by March 31, 1999. The loss of such advertising may have an adverse effect upon the taxicab rooftop advertising business of the Company. The Company believes, however, that it can replace some of the revenue which is expected to be lost due to the elimination of tobacco taxicab rooftop advertising.

    Factors Affecting Net Assets. Factors which affect the Company's net assets include net realized gain/loss on investments and change in net unrealized appreciation/depreciation of investments. Net realized gain/loss on investments is the difference between the proceeds derived upon sale or foreclosure of a loan and the cost basis of such loan or equity investment. Change in net unrealized appreciation/depreciation of investments is the amount, if any, by which the Company's estimate of the fair market value of its investment portfolio is above/below the previously established fair value or the cost basis of the portfolio. Under the 1940 Act and the SBIA, the Company's loan portfolio and other investments must be recorded at fair market value or "marked to market." Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of its loan portfolio to reflect the Company's estimate of the current realizable value of the loan portfolio. Since no ready market exists for the Company's loans, fair market value is subject to the good faith determination of the Company. In determining such value, the Company and its Board of Directors takes into consideration factors such as the financial condition of its borrowers, the adequacy of its collateral and the relationships between current and projected market rates of interest and portfolio rates of interest and maturities. Any change in the fair value of portfolio loans or other investments as determined by the Company is reflected in net unrealized depreciation or appreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income. Therefore, if recent decreases in prevailing interest rates lead to a trend of lower interest rates, net increase in net assets resulting from operations could increase. Upon the completion of the Acquisitions on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair market value, which included $1.5 million of net unrealized depreciation, as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting. In connection with the VGI, VGII and Venture Opportunities portfolio acquisition, the Company recorded the investments on the balance sheet at fair value, which included $200,000 of net unrealized depreciation.

    Recent Commencement of Operations. Medallion Financial commenced operations in connection with the simultaneous closing of its initial public offering and the Acquisitions on May 29, 1996. Prior to that date, Medallion Financial had no results of operations and each of Medallion Financial, Tri-Magna, Edwards and TCC had been operating independently of each other. The acquisition of CDI, now Medallion Capital, was accounted for as a pooling-of-interests and as such requires that its operating results and its assets and liabilities be combined with those of Medallion Financial since the inception of CDI. Therefore, the predecessor company to the Acquisitions is a combination of Medallion Financial with no activity and CDI. The results for the year ended December 31, 1996 reflect 12 months of operating results for CDI and only the seven months of operating results from the period commencing May 30, 1996 and ending December 31, 1996 for Medallion Financial. The 1997 and 1998 financial statements have been restated to include 12 months of operations for CDI. Further, the operating results of BLL are included in the 1997 financial statements beginning October 31, 1997, the date the company was acquired. The following discussion under the caption "Consolidated Results of Operations" sets forth an analysis of the Company's actual results of operations and assets and liabilities (post pooling-of-interests with CDI) for the years ending December 31, 1998, 1997 and 1996.

Consolidated Results Of Operations

For the Years Ended December 31, 1998 and 1997.

    Performance Summary. For the year ended December 31, 1998, net increase in net assets resulting from operations has been positively impacted by the growth of the Loan Portfolio and an increase in realized gains from the sale of common and preferred stock warrants, offset by an increase in operating expenses and the one time charge for merger related expenses.

    Investment Income. Investment income increased $9.3 million or 36.0% in 1998 over 1997. The Company's investment income reflects the positive impact of portfolio growth during the year. Total portfolio growth was $70.8 million or 22.6% from $313.3 million at December 31, 1997 to $384.1 million at December 31, 1998. The average portfolio outstanding in 1998 was $348.7 million which generated $35.0 million of investment income at a weighted average of 10.27% as compared to $255.2 million average portfolio outstanding in 1997 which generated $25.8 million of investment income at a weighted average interest rate of 10.25%.

    Loan originations net of participations increased by $27.4 million or 12.6% to $244.5 million in 1998 compared to $217.1 million in 1997. Not included in originations for 1998 are purchases of $16.7 million of loans acquired as a result of acquisition of VGI, VGII and Venture Opportunities Corp. The originations were offset by prepayments, terminations and refinancings by the Company aggregating $194.4 million in 1998 compared to $112.8 in 1997.

    The weighted average yield e.o.p. of the entire portfolio decreased 46 basis points to 9.74% at December 31, 1998 from 10.20% at December 31, 1997. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans, and Commercial Installment Loans as well as a decrease in the percentage of the portfolio composed of higher yielding Commercial Installment Loans which historically have been originated at a yield of approximately 300 basis points higher than Medallion Loans and 250 to 600 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the Medallion Loan portfolio decreased 24 basis points to 9.03% at December 31, 1998. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. At December 31, 1998 the average yield of the Commercial Installment Loan portfolio decreased 126 basis points to 11.48%. The decline in the commercial portfolio yield is due in part to the drop in prime rate as the quantity of floating rate loans tied to prime has increased as a percentage of the Commercial portfolio. Thus, shifting the average yield on commercial loans lower. In addition, the current interest rate environment is such that the Company has increased the origination of loans with shorter interest rate maturity dates, which are issued at a lower interest rate further contributing to the decline in the portfolio yield. However, the shorter maturity dates further reduces the Company's interest rate risk exposure. The decrease in average yield e.o.p. of the entire loan portfolio was offset in part by the growth in the Medallion loan portfolio during the period.

    Interest Expense. The Company's 1998 interest expense was $15.6 million, an increase of $5.5 million or 54.6% from 1997. The Company's average cost of funds e.o.p. decreased 73 basis points to 6.42% or 121 basis points over the LIBOR benchmark of 5.21% at December 31, 1998 from 7.15% or 132 basis points over the LIBOR benchmark of 5.83% at December 31, 1997. The decrease in the average cost of funds e.o.p. was caused by a reduction in the premium to LIBOR paid by the Company combined with a 62 basis point decrease in the LIBOR benchmark. Also contributing to the decrease in cost of funds e.o.p. was the Company's issuance of commercial paper, which at the present time is generally priced approximately 40-50 basis points less than the Company's revolving credit facilities. Average total borrowings increased $81.1 million or 58.7% to $218.9 million in 1998 which produced an interest expense of $15.6 million at a weighted average interest rate of 7.13% compared to $137.8 million 1997 which produced an interest expense of $10.1 million at a weighted average interest rate of 7.33%. The weighted average interest rates including commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The percentage of the Company's short-term LIBOR based secured indebtedness including secured commercial paper increased as a percentage of total indebtedness to 84.0% at December 31, 1998 from 77.6% at December 31, 1997.

    Net Interest Income. Net interest income increased $3.8 million or 24.1% to $19.5 million in 1998. Net interest income reflects the positive impact of the portfolio growth during the year. The average spread between the average yield on the portfolio and the average cost of funds increased 27 basis points or 8.9% to 3.32% in 1998 from 3.05% in 1997.

    Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue increased $4.4 million or 141.9% to $7.5 million in 1998 up from $3.1 million in 1997. Display rental costs increased $1.2 million or 100.0% to $2.4 million from $1.2 million. This resulted in a gross margin in 1998 of approximately $5.1 million or 68.36% of advertising revenue compared to $1.9 million or 60.8% in 1997. The significant increase in advertising revenue and display rental cost is directly related to the increase in the number of Displays owned by Media. The number of Displays owned by Media increased 1,700 or 48.6% to approximately 5,200 at December 31, 1998. Operating costs increased $1.7 million or 113.0% in 1998. The increase in operating costs is a reflection of the expansion of the Media operations. Income tax expense in 1998 amounted to $750,000. Media generated net income of $1.2 million in 1998 compared to $203,000 in 1997. The increase in net income is primarily the result of increases in the number of Displays owned, improved margin and higher occupancy rates. Average display occupancy was 100% during the year up from 84.6% during 1997. Net income is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations.

    Gain on sale of loans. The Company experienced a gain on the sale of the guaranteed portion of SBA 7(a) loans in the amount of $2.3 million on loans sold during the year. The Company accounts for gains on sale of loans in accordance with SFAS 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities). Based upon industry data and limited experience with this portfolio, the Company has assumed a 15% prepayment speed in calculating the gains on sale of loans and excess servicing assets. Management will continue to review industry data as well as its experience with the portfolio and will adjust discount rates and prepayment speeds, if deemed appropriate.

    Other Income. The Company's other income increased $478,000 or 48.8% to
$1.5 million in 1998. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

    Non-Interest Expenses. The Company's non-interest expenses increased $7.1 million or 109.3% to $13.7 million in 1998. Included in non-interest expenses for 1998 are $1.5 million of expenses related to the merger with Medallion Capital. Exclusive of these expenses, non-interest expenses increased $5.6 million or 86.5% to $12.2 million in 1998 as compared to $6.5 million in 1997. Other operating expenses were $4.8 million an increase of $2.2 million or 85.2% from 1997. Salaries and benefits increased $3.1 million or 123.7% to $5.6 million in 1998. Professional fees were $963,000 in 1998, an increase of $136,000 or 16.4% from 1997. Administrative and advisory fees in 1998 were $278,000 up from $226,000 in 1997. The operating expense ratio increased to 3.2% for 1998 from 1.9% for 1997. The operating expense ratio is computed as non-interest expenses divided by total assets. The significant increase in other operating expenses and salary expense is principally the result of the acquisition of certain assets and operations of Business Lenders LLC, which added 50 full time employees and the related overhead of seven satellite offices principally located in the eastern part of the country, to the Company's non-interest expense. The additional staff and lending offices should continue to provide additional loan growth for the Company.

    Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill was $506,000 in 1998 up from $368,000 from 1997, and relates to $6.6 million of goodwill generated in the acquisitions of Edwards and TCC. The increase in amortization of goodwill is primarily related to the purchases of assets of VGI, VGII and Venture Opportunities Corp. The goodwill resulting from these acquisitions amounted to $1.2 million. The acquisition of Business Lenders LLC resulted in the addition of $66,000 of goodwill. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years.

    Net Investment Income. Net investment income was $11.6 million in 1998. Exclusive of the merger related expenses of $1.5 million, net investment income was $13.1 million an increase of $1.6 million or 13.9% from $11.5 million in 1997. The increase was attributable to the positive impact of portfolio growth coupled with an increase in the spread between average yield on the portfolio and the average cost of funds..

    Change in Net Unrealized Depreciation/Appreciation. The change in net unrealized appreciation in 1998 and 1997 was $2.7 million and $1.9 million, respectively. The change was the result of the increase in the value of equity investments that the Company owns.

    Net Realized Gain/Loss on Investments. The Company had an increase in realized net gain on investments of $1.2 million from $0.1 million in 1997 to $1.3 million in 1998. The increase in realized gains was the result of the sale of common and preferred stock warrants in connection with the repayment of several loans.

    Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations was $15.7 million in 1998 an increase of $3.2 million or 25.6% over the $12.5 million earned in 1997. Exclusive of the merger related expenses of $1.5 million, net investment income increased $1.6 million or 14% to $13.1 million in 1998. The increase was attributable to the positive impact of portfolio growth, an increase in realized gains offset by an increase in operating expenses. Return on assets and return on equity for the year ended December 31, 1998, were 4.1% and 10.6%, respectively, compared to 4.5% and 8.4% for the year ended December 31, 1997.

Consolidated Results Of Operations

For the Years Ending December 31, 1997 and 1996.

    Performance Summary. For the year ended December 31, 1997, investment income had been positively impacted by the strong growth of the entire loan portfolio. Interest expense for the period reflected an increase in the LIBOR benchmark e.o.p. of 25 basis points, slightly offset by a decrease in the spread over LIBOR charged by the banks in the Company's revolving credit facilities. Strong portfolio growth offset by the decline in spread between the average yield on the entire portfolio and the average of costs of funds contributed to the $11.5 million of net investment income, before income taxes, earned during 1997 as compared to $4.3 million in 1996.

    Trend in Loan Portfolio Yield. The Company's investment income is driven by the principal amount of and yields on its portfolio. To identify trends in the yields, the portfolio is grouped by Medallion Loans, Commercial

Installment Loans and Equity. The following table illustrates the Company's weighted average portfolio yield at the dates indicated:

                                                    December 31, 1996                              December 31, 1997
                                          Weighted                     Percentage    Weighted                       Percentage
                                           Average      Principal        of Total      Average       Principal        of Total
                                            Yield        Amounts       Portfolio        Yield         Amounts        Portfolio
                                            -----        -------       ---------        -----         -------        ---------
Medallion Loan Portfolio                    9.92%    $134,614,899          68.3%         9.27%     $225,961,249        72.1%
Commercial Installment Loan Portfolio      13.36%      60,114,376          30.5%        12.74%       79,803,197        25.5%
Equity Investments                              -       2,374,362           1.2%             -        7,490,000         2.4%
                                           ------    ------------         ------        ------     ------------       ------
Total Portfolio                            10.98%    $197,103,637         100.00%       10.20%     $313,254,446       100.0%
                                           ======    ============         ======        ======     ============       ======

    Investment Income. Investment income in 1997 was $25.8 million and $12.3 in 1996. The Company's investment income reflects the positive impact of portfolio growth during the period. Total portfolio growth was $116.2 million or an increase of 58.9% to $313.3 at December 31, 1997 from $197.1 million at December 31, 1996. The average portfolio outstanding during the year ended December 31, 1997 was $255.2 million, which produced investment income of $25.8 million at a weighted average interest rate of 10.25%. Gross loan originations net of participations during 1997 were $217.1 million offset by prepayments, terminations and refinancings by the Company aggregating $112.8 million compared to $77.2 million and $47.2 million in 1996. In addition, during 1997, the Company repurchased approximately $22.5 million in Medallion Loans previously participated out to other lenders.

    Weighted average yield e.o.p. of the entire portfolio decreased 78 basis points to 10.20% at December 31, 1997 from 10.98% at December 31, 1996. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans coupled with a decrease in the average yield on Commercial Installment Loans and a decrease in the percentage of the portfolio composed of higher yielding Commercial Installment Loans. As of December 31, 1997, Commercial Loans had historically been originated at a yield of approximately 350 basis points higher than Medallion Loans and 500 to 700 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the Medallion Loan portfolio decreased 65 basis points to 9.27% at December 31, 1997 from 9.92% at December 31, 1996. Further, the average yield of the Commercial Installment Loan portfolio decreased 62 basis points to 12.74% at December 31, 1997 from 13.36% at December 31, 1997. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. To offset the resulting decline in investment income, the Company increased its Medallion Loan portfolio by continuing to buyback loan participations previously sold to third parties and expanding lending. The Company also increased the origination of loans with shorter interest rate maturity dates, thereby reducing the Company's interest rate risk exposure. Although the Company's strategy was to try to shift its portfolio mix towards higher yielding Commercial Installment Loans, this shift was stalled by higher than expected growth in the Medallion Loan portfolio during the year. The large decline in the commercial portfolio yield is the result of the acquisition of the Business Lenders portfolio of approximately $9.9 million of floating rate loans tied to prime at an average yield of 11.05%. This purchase shifts the average yield on commercial loans lower, however, interest rate exposure is mitigated by the floating rate nature of these loans. The additional growth in the Medallion Loan portfolio was due in part to the Company's use of a portion of the proceeds from its 1997 equity offering to repurchase approximately $22.5 million in Medallion Loans which the Company had previously participated out to other lenders.

    Interest Expense. The Company's interest expense was $10.1 million in 1997 compared to $5.3 million in 1996. The Company's average cost of funds e.o.p. was 7.15% or 132 basis points over the LIBOR benchmark of 5.83% at December 31, 1997 compared to 7.15% or 157 basis points over the LIBOR benchmark of 5.58% at December 31, 1996. The 25 basis point increase in the LIBOR benchmark was offset by a reduction in the premium to LIBOR paid by the Company keeping the average cost of funds e.o.p. flat at 7.15%,. The Company's net borrowings at the end of the year, increased by $42.2 million or 31.2% to $177.5 million at December 31, 1997 from $135.3 million at December 31, 1996. The increased borrowings were used to fund portfolio growth and the acquisition of BLL. The percentage of the Company's short-term LIBOR based indebtedness increased as a percentage of total indebtedness from 71.3% at December 31, 1996 to 77.6% at December 31, 1997. Average borrowings during 1997 were $137.8 million, which produced an interest expense of $10.1 million at a weighted average interest rate of 7.33%. The weighted average interest rate of 7.33% includes commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed.

    Net Interest Income. Net interest income was $15.8 million in 1997 and $7.0 million in 1996. Net interest income reflects the positive impact of the portfolio growth coupled with a slight increase in the average cost of funds offset by a decrease in the spread between average yield and average cost of funds. The average spread between the average yield on the portfolio and the average cost of funds during 1997 was 3.05%.

    Equity in Earnings of Unconsolidated Subsidiary. For the year ended
December 31, 1997, Media generated advertising revenue of $3.1 million up from $1.1 million in the same period in 1996. Display rental costs of approximately $1.2 million resulted in a gross margin of approximately $1.9 or 60.7% of advertising revenue in 1997 compared to $600,000 or 54.4% of advertising revenue in 1996. The number of Displays owned by Media were approximately 3,500 at December 31, 1997. Operating expenses in 1997 and 1996 were $1.5 million and $659,000, respectively. Media generated net income of $203,000 in 1997 compared to a $63,000 net loss in 1996. Net income is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations. Display occupancy increased from 64.0% at December 31, 1996 to 100.0% at December 31, 1997. The average for the year was 84.6%.

    Other Income. The Company derived $980,000 in other income in 1997 up from $411,000 in 1996. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

    Gain on Sale of Loans. The Company derived gains on the sale of loans of $336,000 in 1997. There were none in 1996. The gains were the result of the sale of approximately $5,415,000 of the guaranteed portions of the SBA Section 7a loans originated by BLL since its acquisition on October 31, 1997. BLL retains the servicing rights to these loans and receives a service fee of approximately 1.5% on the outstanding balance of each loan. This additional income is reflected as an enhancement to the average yield. At December 31, 1997, BLL serviced approximately $52.5 million for third parties.

    Non-Interest Expenses. The Company had non-interest expenses of $6.5 million in 1997 and $3.3 million in 1996. Approximately $2.5 million of non-interest expenses were related to salaries and benefits compared to $1.4 million in 1996. In 1997 and 1996, professional fees were $827,000 and $481,000 and other operating expenses were $2.6 million and $1.0 million, respectively. The operating expense ratio was 1.92% for the year ended December 31, 1997.

    Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill of in 1997 relates to $6.6 million of goodwill generated in the acquisitions of Edwards and TCC. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years.

    Net Investment Income. Net investment income earned during 1997 and 1996 was $11.5 million and $4.3 million, respectively. The increase reflects the positive impact of portfolio growth offset by an increase in the average cost of funds resulting in a decrease in the spread between average yield and average cost of funds.

    Change in Net Unrealized Depreciation/Appreciation. The change in net unrealized appreciation in 1997 and 1996 was $1.9 million and $758,000, respectively. The change was the result of the increase in the value of equity investments that the Company owns.

    Net Realized Gain/Loss on Investments. The Company realized a net gain on investments of $78,000 during the year ended December 31, 1997. The gain was the result of the sale of common and preferred stock warrants in connection with the repayment of several loans and recoveries on certain loans secured by radio dispatch and broadcast equipment and other assets used in connection with livery taxicab services previously written off, offset by write-offs of $125,000 related to foreclosures on various equipment secured loans.

     Net Increase in Net Assets Resulting from Operations. The 1997 net increase in net assets resulting from operations was $12.5 million compared to $5.2 million in 1996 and reflects portfolio growth offset by a decrease in the spread between average yield and average cost of funds. Return on assets and return on equity for the year ended December 31, 1997 were 4.5% and 8.4%, respectively, compared to 4.4% and 7.2% for the year ended December 31, 1996.

ASSET/LIABILITY MANAGEMENT

    Interest Rate Sensitivity. The Company, like other financial institutions, is subject to interest rate risk to the extent its interest-earning assets (consisting of Medallion Loans and Commercial Installment Loans) reprice on a different basis over time in comparison to its interest-bearing liabilities (consisting primarily of credit facilities with bank syndicates and SBA debentures).

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

SCHEDULE OF PRINCIPAL PAYMENTS AS OF DECEMBER 31, 1998

    The following schedule of principal payments sets forth at December 31, 1998 the amount of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated. The principal amount of Medallion Loans and Commercial Installment Loans are assigned to the time frames in which such principal amounts are contractually obligated to be paid. The Company has not reflected an assumed annual prepayment rate for Medallion Loans or Commercial Installment Loans in this table.

    The Company's interest rate sensitive assets were $378.5 million and interest rate sensitive liabilities were $260.3 million at December 31, 1998. The one year cumulative interest rate gap was negative $115.6 million, or 30.4% of interest rate sensitive assets.

                                         MORE THAN 1      MORE THAN 2      MORE THAN 3      MORE THAN 5
                          LESS THAN    AND LESS THAN    AND LESS THAN    AND LESS THAN    AND LESS THAN
                           1 YEAR         2 YEARS          3 YEARS           5 YEARS         6 YEARS       THEREAFTER     TOTAL
                           ------         -------          -------           -------         -------       ----------     -----
                                                                 (IN THOUSANDS)

Earning Assets
 Medallion Loans
 and Commercial
 Fixed rate
 Installment Loans       $ 58,653        $ 49,385         $ 67,033         $140,116         $ 7,510        $11,212     $333,909
 Variable rate
  Installment Loans        38,433               -                -                -               -              -       38,433

 Cash and cash
  equivalents               6,028              --               --               --              --             --        6,028
                         --------         -------          -------         --------          ------        -------     --------
Total                     103,114          49,385           67,033          140,116           7,510         11,212      378,370
                         --------         -------          -------         --------          ------        -------     --------
Liabilities
 Revolving line of
  Credit                  115,600              --               --               --              --             --      115,600
Commercial paper          103,082              --               --               --              --             --      103,082
 SBA
  debentures                    -           1,150               --           17,140          10,600         12,700       41,590
                         --------         -------          -------         --------          ------        -------     --------
Total                     218,682           1,150               --           17,140          10,600         12,700     $260,272
                         --------         -------          -------         --------          ------        -------     --------
Interest rate gap       $(115,568)       $ 48,235         $ 67,033         $122,976        $ (3,090)       $(1,488)    $118,098
                         ========         =======          =======         ========          ======        =======     ========
Cumulative interest
 rate gap               $(115,568)       $(67,333)        $  ( 300)        $122,676        $119,586       $118,098

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

    The effect of changes in market rates of interest is mitigated by regular turnover of the portfolio. From inception of its business in 1979 through 1996, the period between the origination and final payments of all Medallion Loans originated by MFC, prior to the Acquisitions, is estimated by the Company to have been 29 months on a weighted average basis. Accordingly, the Company anticipates that approximately 40% of the portfolio will mature or be prepaid each year. The Company believes that the average life of its loan portfolio varies to some extent as a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to prepay in a rising interest rate environment.

    The Company seeks to manage the exposure of the balance of the portfolio to increases in market interest rates by entering into interest rate cap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures. On April 17, 1997, MFC entered into an interest rate cap agreement, limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 6.0% until April 21, 1998. In addition, on May 9, 1997, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 6.5% until May 13, 1998 and 7.0% until November 13, 1999. On May 12, 1997, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 7.0% until May 13, 1999. Further, on April 7, 1998, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $20,000,000 of MFC's revolving credit facility to 6.5% until September 30, 1999 and 7.0% until March 30, 2001. At December 31, 1998, these caps hedged 22.9% of the Company's LIBOR-based indebtedness including commercial paper. In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed rate indebtedness, such as subordinated SBA debentures. The Company currently has outstanding subordinated SBA debentures in the principal amount of $41.6 million with a weighted average rate of interest of 7.32%. At December 31, 1998, these debentures constituted 16.0% of the Company's indebtedness.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's sources of liquidity are credit facilities with bank syndicates, fixed rate, long-term SBA debentures that are issued to or guaranteed by the SBA and loan amortization and prepayments and a secured commercial paper program with Salomon Smith Barney. As a RIC, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At December 31, 1998, 84.0% of the Company's $260.3 million of debt consisted of bank debt and commercial paper, substantially all of which was at variable effective rates of interest with a weighted average rate of 6.25% or 150 basis points below the Prime Rate and 16.0% consisted of SBA debentures with fixed rates of interest with a weighted average rate of 7.32%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, or to fund loans that qualify under SBA Regulations through Edwards and TCC which are already subject to SBA restrictions. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to possible additional SBA funding, an additional $33.8 million of debt was available at December 31, 1998 at variable effective rates of interest averaging below the Prime Rate under the Company's $252.5 million bank credit facilities. The Company has observed a practice of minimizing credit facility fees associated with the unused component of credit facilities by keeping the unused component as small as possible and periodically increasing the amounts available under such credit facilities only when necessary to fund portfolio growth.

    The following table illustrates the Company's and each of the subsidiaries' sources of available funds and amounts outstanding under credit facilities at December 31, 1998.

                                     Medallion
                                     Financial        MFC            Edwards        TCC        BLLC          MCC           Total
                                     ---------        ---            -------        ---        ----          ---           -----
                                                                     (dollars in thousands)
Cash and cash equivalents           $     378      $      721     $        164    $   846   $    749       $ 3,170      $    6,028
Revolving lines of credit              57,500         195,000               --         --         --            --         252,500
  Amounts available                    10,150          23,668               --         --         --            --       33,818(*)
  Amounts outstanding                  47,350          68,250               --         --         --            --         115,600
    Average interest rate               6.41%           6.36%               --         --         --            --           6.38%
    Maturity                             7/99            6/99               --         --         --            --       6/99-7/99
Commercial paper
  Amounts outstanding                      --         103,082               --         --         --            --         103,082
    Average interest rate                  --           6.11%               --         --         --            --           6.11%
    Maturity                               --            6/99               --         --         --            --            6/99
SBA debentures                             --           6,200           19,250      5,640         --        10,500          41,590
    Average interest rate                  --           6.27%            7.58%      8.00%         --         7.08%           7.32%
    Maturity                               --       9/00-9/05        9/02-9/04       6/02         --     3/06-6/07       9/00-9/07
Total cash and remaining amounts
  available under credit facilities    10,528          24,389              164        846        749         3,170          39,846
Total debt outstanding                $47,350        $177,532          $19,250     $5,640    $     -       $10,500      $  260,272

* Under the terms of the revolving line of credit held by MFC, the total amount available is reduced by commercial paper borrowings outstanding.

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

    The Company makes limited use of SBA funding and will seek such funding only when advantageous. Since May 30, 1996, the Company has expanded its loan portfolio, reduced its level of SBA financing and increased its level of bank funding. At December 31, 1998, SBA financing represented 16.0% of total debt as compared to 22.4% at December 31, 1997.

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

     Government Regulation of Tobacco Advertising. Currently, approximately 58.7% of Media's taxicab rooftop advertising revenue is derived from tobacco products advertising. Various federal, state and local government agencies, including the U.S. Food and Drug Administration (the "FDA") have from time to time proposed regulations restricting the sale and advertising of cigarette and smokeless tobacco products. Under the Master Settlement Agreement between tobacco manufactures and the attorneys general of various states (including these states in which the Company conducts its outdoor advertising business), the tobacco manufacturers have agreed to eliminate general outdoor and transit advertising of tobacco products by March 31, 1999. Accordingly, such restrictions may have an adverse effect upon the taxicab rooftop advertising business of the Company. The Company believes, however, that it can replace some of the revenue which are expected to be lost due to the loss of tobacco taxicab rooftop advertising.

    Year 2000. The Company is currently addressing the Year 2000 problem, which concerns the inability of systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the Year 2000 and beyond. The Company, in the ordinary course of business, has for several years had several information system improvement initiatives underway. These initiatives include the installation of new loan servicing software and update of the general ledger system and such initiatives are expected to be Year 2000 compliant. The Company has implemented a five phase plan to remediate its information technology ("IT") and non-IT systems: (1) compiling an inventory of the company's computer hardware and software; ("IT systems") and equipment ("non-IT systems"); (2) identifying and verifying the Year 2000 readiness of third parties; (3) assessing whether the systems can be remediated or must be replaced; (4) remediating or replacing IT and non-IT systems; (5) testing the remediated or replaced IT and non-IT systems. An inventory of IT and non-IT systems was completed by December 31, 1998. The Company has received Year 2000 compliance letters from each of its major software vendors and its major office systems vendors and is awaiting responses from additional parties. Phase three should be substantially complete by the end of the first quarter of 1999. Planning for phases four and five will begin in the first quarter of 1999 and testing of critical systems are scheduled to be completed by the end of the second quarter. Software system tests will be conducted using fictitious transactions and each individual workstation and network server will be tested for Year 2000 compliance.

    The Company estimates that the total cost involved in the Year 2000 project is approximately $30,000. This excludes the costs related to new loan servicing software and update of the general ledger system. These costs will be expenses as incurred, except for capitalizable hardware. The project is staffed with both external contractors and internal personnel. Approximately $7,500 has been spent to date.

    Management believes that the Year 2000 project is on schedule and such measures will adequately address the Year 2000 issues, although there can be no assurance in this regard. Further, both the cost estimates and completion timeframes are subject to change based on new circumstances that may arise. The Company will continue to address the Year 2000 issue in connection with its future acquisitions. The Company has not yet completed its evaluation as to whether its third party vendors will be able to resolve their year 2000 issues in a satisfactory and timely manner, or the magnitude of the adverse impact it would have on the Company's operations, if they fail to do so. Management has sent Year 2000 compliance surveys to its third party vendors, however, the ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. Failure of such third parties or the Company to adequately address their respective Year 2000 issues could have a material adverse effect on the Company's financial condition or results of operations. At this point in time, management is unable to quantify the potential loss due to failure of systems to comply with the Year 2000. The Company is in the process of developing a contingency plan to address the potential for business disruption due to systems failure or the failure of third parties to modify their systems timely that may have a material or adverse effect on the Company's operations. The Year 2000 disclosure set forth above is a "year 2000 statement" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act") and, to the extent the disclosure related to year 2000 processing of the Company or to products or services offered by the Company, is also a "year 2000 readiness disclosure" as defined in the Year 2000 Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Pursuant to the General Instructions to Rule 305 of Regulations S-K, the quantitative and qualitative disclosures called for by this Item 7A and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is submitted in the response found under Item 14(A)(1) in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for June 16, 1999 (the "Proxy Statement").

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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forwardlooking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MEDALLION FINANCIAL CORP.

                                      By:  /s/ Daniel F. Baker
                                           ----------------------------
                                           Daniel F. Baker
                                           Treasurer and Chief Financial Officer

Date:  March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signatures                                     Title                             Date
            ----------                                     -----                             -----
/s/ Alvin Murstein                           Chairman of the Board of Directors        March 30, 1999
------------------------------               and Chief Executive Officer
Alvin Murstein

/s/ Daniel F. Baker                          Treasurer and Chief Financial Officer     March 30, 1999
------------------------------
Daniel F. Baker

/s/ Andrew M. Murstein                       President and Director                    March 30, 1999
------------------------------
Andrew M. Murstein

/s/ Mario M. Cuomo                           Director                                  March 30, 1999
------------------------------
Mario M.Cuomo

/s/ Stanley Kreitman                         Director                                  March 30, 1999
------------------------------
Stanley Kreitman

/s/ David L. Rudnick                         Director                                  March 30, 1999
------------------------------
David L. Rudnick

/s/ Benjamin Ward                            Director                                  March 30, 1999
------------------------------
Benjamin Ward

/s/ Frederick S. Hammer                      Director                                  March 30, 1999
------------------------------
Frederick S. Hammer

                           MEDALLION FINANCIAL CORP.
                         INDEX TO FINANCIAL STATEMENTS


                                                                                                          Page
                                                                                                         -------
MEDALLION FINANCIAL CORP.
Report of Arthur Andersen LLP, Independent Public Accountants..........................................    F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997...........................................    F-3
Consolidated Statements of Operations for the Years ended December 31, 1998, 1997 and 1996.............    F-4
Consolidated Statements of Changes in Shareholders' Equity for the Years ended
December 31, 1998, and 1997 and 1996...................................................................    F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996.............    F-6
Notes to Consolidated Financial Statements.............................................................    F-8

                           MEDALLION FINANCIAL CORP.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Medallion Financial Corp.:


  We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. (a Delaware corporation) and its subsidiaries as of December 31, 1998 and 1997, including the consolidated schedules of investments as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  As explained in Note 2, investments consist of loans and investments in equity securities valued at $384,063,972 (91% of total assets) and $313,254,446 (92% of total assets) as of December 31, 1998 and 1997, respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, the Board of Directors' estimate of values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

  In our opinion, the consolidated balance sheets referred to above present fairly, in all material respects, the financial position of Medallion Financial Corp. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.



                                     /s/ Arthur Andersen LLP

                                         Boston, Massachusetts
                                         February 23, 1999

                           MEDALLION FINANCIAL CORP.

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997

                                                                        1998                         1997
                                                                     ---------                     --------
                                                                                                  (Restated
                                                                                                 See Note 2)
ASSETS
 Investments :
  Medallion loans                                              $    266,061,808                $   225,961,249
  Commercial installment
   loans                                                            106,422,835                     79,803,197
  Equity investments                                                 11,579,329                      7,490,000
                                                               ----------------                ---------------
 Net investments                                                    384,063,972                    313,254,446
 Investment in and loans to unconsolidated subsidiary                 5,033,661                      2,696,061
                                                               ----------------                ---------------
     Total investments                                         $    389,097,633                $   315,950,507
 Cash                                                                 6,027,596                      7,076,613
 Accrued interest
  receivable                                                          3,640,301                      3,237,840
 Receivable from sale of
  loans                                                               9,569,989                      2,862,981
 Fixed assets, net                                                    1,662,973                        356,206
 Goodwill, net                                                        6,706,879                      6,082,515
 Servicing fee receivable                                             2,290,303                      1,671,415
 Other assets                                                         3,229,568                      2,655,567
                                                               ----------------                ---------------
     Total assets                                              $    422,225,242                $   339,893,644
                                                               ================                ===============

LIABILITIES
 Accounts payable and
  accrued expenses                                             $      5,593,101                $     7,377,222
 Dividends payable                                                    4,764,681                      3,594,402
 Accrued interest payable                                             2,308,229                        871,194
 Notes payable to banks                                             115,600,000                    137,750,000
 Commercial paper                                                   103,081,785                              -
 SBA debentures payable                                              41,590,000                     39,770,000
                                                               ----------------                ---------------
     Total liabilities                                         $    272,937,796                $   189,362,818
                                                               ----------------                ---------------

 Negative goodwill, net                                               1,072,916                      1,795,316
                                                               ----------------                ---------------

 Commitments and
  contingencies (Note 11)

SHAREHOLDERS'  EQUITY
 Preferred Stock
  (1,000,000 shares of
  $.01 par                                                     $              -                $             -
  value stock
   authorized - none
   outstanding)
 Common stock (50,000,000 and 15,000,000 shares of $.01 par             140,138                         139,089
   value stock authorized    14,013,768 and 13,908,916 shares
   outstanding at December
    31, 1998 and 1997,
    respectively)
 Capital in excess of par
  value                                                             141,376,068                    143,065,650
 Accumulated undistributed net investment income                      6,698,324                      5,530,771
                                                               ----------------                ---------------
     Total shareholders' equity                                $    148,214,530                $   148,735,510
                                                               ----------------                ---------------
     Total liabilities and shareholders'  equity                   $422,225,242                $   339,893,644
                                                               ================                ===============
Number of common shares and common share equivalents                 14,143,537                     14,057,009
                                                               ================                ===============
Net asset value per share                                                $10.48                         $10.58
                                                               ================                ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                           MEDALLION FINANCIAL CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                 1998                     1997             1996
                                                 ----                     ----             ----
                                                                       (Restated)        (Restated)
Investment income:
Interest income on investments.........       $34,814,490              $25,646,513      $12,055,538
Interest income on
short-term investments.................           342,146                  201,678          236,880
                                              -----------              -----------      -----------
Total investment income................        35,156,636               25,848,191       12,292,418
                                              -----------              -----------      -----------
Interest expense:
Notes payable to bank..................         8,905,679                7,041,286        3,631,746
Commercial paper.......................         3,555,769                        -                -
SBA debentures.........................         3,147,576                3,057,571        1,696,065
                                              -----------              -----------      -----------
Total interest expense.................        15,609,024               10,098,857        5,327,811
                                              -----------              -----------      -----------
Net interest income....................        19,547,612               15,749,334        6,964,607
                                              -----------              -----------      -----------

Non-interest income:
Equity in gains (losses)
of unconsolidated
subsidiary.............................         1,200,389                  203,424          (63,000)
Accretion of negative
goodwill...............................           722,400                  722,400          421,435
Gain on sale of loans..................         2,316,245                  336,300                -
Other income...........................         1,458,802                  980,309          410,991
                                              -----------              -----------      -----------
Total non-interest income..............         5,697,836                2,242,433          769,426
                                              -----------              -----------      -----------
Expenses:
Administration and
advisory fees..........................           277,808                  226,086          161,886
Professional fees......................           963,119                  827,438          481,456
Salaries and benefits..................         5,627,932                2,516,118        1,380,012
Other operating expenses...............         4,814,948                2,599,199        1,018,814
Amortization of goodwill...............           505,641                  368,196          259,260
Merger-related expenses................         1,494,491                        -                -
                                              -----------              -----------      -----------
Total expenses.........................        13,683,939                6,537,037        3,301,428
                                              -----------              -----------      -----------

Dividends on minority
interest...............................                 -                        -          116,137
                                              -----------              -----------      -----------
Net investment income
before income taxes....................        11,561,509               11,454,730        4,316,468
Income tax benefit
(provision)............................           153,538                 (928,910)        (436,193)
                                              -----------              -----------      -----------
Net investment income
after income taxes.....................        11,715,047               10,525,820        3,880,275
                                              -----------              -----------      -----------

Increase in net
unrealized appreciation
on investments.........................         2,675,923                1,929,468          757,762
Net realized gain on
investments............................         1,290,743                   77,501          558,183
                                              -----------              -----------      -----------
Net increase in net assets
resulting from operations..............       $15,681,713              $12,532,789     $  5,196,220
                                              ===========              ===========      ===========

Net increase in net
assets resulting from
operations per
common share:
Basic..................................             $1.12                    $1.03             $.89

Diluted................................             $1.11                    $1.02             $.87

Weighted average common
shares outstanding:
Basic Average Shares...................        13,963,665               12,123,690        5,839,094

Diluted Average Shares.................        14,093,434               12,271,783        5,983,352


  The accompanying notes are an integral part of these consolidated financial statements.

                           MEDALLION FINANCIAL CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                            Shares of                                             Accumulated
                                                             Common                             Capital          Undistributed
                                                             Stock        Common Stock        in Excess          Net Investment
                                                          Outstanding    $.01 Par Value       of Par Value           Income
                                                          -----------    --------------       ------------           ------
Balance at December 31, 1995 (Restated)........            3,589,644          $35,896         $9,899,688          $5,092,445
  Issuance of common stock under
  offering.....................................            5,750,000           57,500         56,089,556                   -
  Common Stock Repurchase......................             (164,300)          (1,643)          (457,626)                  -
  Exercise of stock options....................               37,200              372             11,027                   -
  Stock Compensation...........................                    -                -             13,000                   -
  Capitalization of undistributed income.......                    -                -          1,831,964          (1,831,964)
  Distributable net investment income..........                    -                -                  -           4,438,458
  Dividends declared on common stock
  ($0.36 per share)............................                    -                -                  -          (3,382,500)
  SOP 93-2 Cumulative reclassification.........                    -                -            292,999            (292,999)
  Change in unrealized appreciation, net.......                    -                -                  -             757,762
                                                         -----------       ----------        -----------         -----------
Balance at December 31, 1996 (Restated)........            9,212,544         $ 92,125        $67,680,608          $4,781,202
                                                         ===========       ==========        ===========         ===========
  Issuance of common stock under
  offering.....................................            4,600,000           46,000         74,293,425                   -
  Exercise of stock options....................               96,372              964            519,204                   -
  Capitalization of undistributed income.......                    -                -          1,188,101          (1,188,101)
  Distributable net investment income..........                    -                -                  -          10,603,321
  Dividends declared on common stock
      ($.92 per share).........................                    -                -                  -         (11,210,807)
  SOP 93-2 Cumulative reclassification.........                    -                -           (615,688)            615,688
  Change in unrealized appreciation, net.......                    -                -                  -           1,929,468

                                                         -----------       ----------        -----------         -----------
Balance at December 31, 1997 (Restated)........           13,908,916         $139,089       $143,065,650          $5,530,771
                                                         ===========       ==========        ===========         ===========

  Exercise of stock options....................              104,852            1,049            568,498                   -
  Distributable net investment income..........                    -                -                  -          13,005,790
  Dividends declared on common stock
      ($1.20 per share)........................                    -                -                  -         (16,772,240)
  SOP 93-2 Cumulative reclassification.........                    -                -         (2,258,080)          2,258,080
  Change in unrealized appreciation, net.......                    -                -                  -           2,675,923
                                                         -----------       ----------        -----------         -----------

Balance at December 31, 1998...................           14,013,768         $140,138       $141,376,068          $6,698,324
                                                         ===========       ==========        ===========         ===========


  The accompanying notes are an integral part of these consolidated financial statements

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                           1998                  1997           1996
                                                                           ----                  ----           ----
                                                                                              (Restated)     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations...............   $  15,681,713     $  12,532,789     $   5,196,220
Adjustments to reconcile net increase in net assets
 resulting from operations to net cash provided by operating activities:
 Depreciation and amortization.....................................         360,545            80,072            31,662
 Amortization of goodwill..........................................         505,641           368,196           259,260
 Net realized gain on investments..................................      (1,290,743)          (77,501)         (558,183)
 Increase in equity in (earnings) losses
 of unconsolidated subsidiary......................................      (1,200,389)         (203,424)           63,000
 Increase in receivable from unconsolidated subsidiary.............      (1,137,211)         (971,071)             --
 Increase in unrealized appreciation...............................      (2,675,923)       (1,929,468)         (757,762)
 Increase in accrued interest receivable...........................        (269,169)       (1,349,220)         (193,790)
 Increase in other assets..........................................        (249,741)         (183,112)       (2,411,559)
 (Decrease) Increase in accounts payable and accrued expenses......      (1,959,089)        4,213,641            69,067
 Accretion of negative goodwill....................................        (722,400)         (722,400)         (421,435)
 (Increase) Decrease in receivable from sale of loans..............      (6,707,008)        1,493,189              --
 Increase in mortgage servicing fee receivable rights..............        (672,888)          (81,400)             --
 (Increase) Decrease in accrued interest payable...................       1,319,953          (215,053)         (553,280)
                                                                         ----------        ----------          --------
    Net cash provided by operating activities......................         983,291        12,955,238           723,200
                                                                         ----------        ----------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Originations of loans (investments)...............................    (244,484,885)     (217,134,601)      (77,162,836)
 Proceeds from sales and maturities of loans (investments).........     194,387,657       112,821,769        47,191,879
 Payment for purchase of Tri-Magna, net............................            --                --         (11,848,283)
 Payment for purchase of Edwards Capital Company...................            --                --         (15,624,995)
 Payment for purchase of TCC, net..................................            --                --          (3,748,576)
 Payment for purchase of BLL, net..................................            --          (1,022,984)             --
 Payment for purchase of VG Group, net.............................     (11,963,072)             --                --
 Capital expenditures for fixed assets.............................      (1,491,379)         (118,958)          (89,928)
                                                                        -----------      ------------       -----------
    Net cash used for investing activities.........................     (63,551,679)     (105,454,774)      (61,282,739)
                                                                        -----------      ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (repayments) from notes payable to banks.............     (22,150,000)       43,300,000         6,050,000
 Repayment of term loan agreement..................................            --          (2,000,000)             --
 Proceeds from issuance of commercial paper........................     103,081,785              --                --
 Proceeds from notes payable to SBA................................            --           4,380,000         4,170,000
 Repayment of notes payable to SBA.................................      (4,380,000)       (5,115,918)       (1,692,169)
 Repayment of notes payable to other...............................            --          (12,481,408)            --
 Payment of declared dividends to former shareholders..............            --                 --           (542,012)
 Payment of declared dividends to present shareholders.............     (15,601,961)       (9,465,630)       (1,650,000)
 Proceeds from public offering of common stock, net of expenses....            --          74,339,425        56,147,056
 Repurchase of common stock........................................            --                --            (459,270)
 Proceeds from exercise of stock options...........................         569,547           520,168            11,399
                                                                        -----------      ------------       -----------
    Net cash provided by financing activities......................      61,519,371        93,476,637        62,035,004
                                                                        -----------      ------------       -----------

NET (DECREASE) INCREASE IN CASH....................................      (1,049,017)          977,101         1,475,465

CASH, beginning of year............................................       7,076,613         6,099,512         4,624,047
                                                                        -----------      ------------       -----------

CASH, end of year..................................................     $ 6,027,596       $ 7,076,613       $ 6,099,512
                                                                        ===========      ============       ===========


  The accompanying notes are an integral part of these financial statements.

                           MEDALLION FINANCIAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CON'T)

                                                               1998             1997             1996
                                                               ----             ----             ----
                                                                             (Restated)       (Restated)
SUPPLEMENTAL INFORMATION:

Cash paid during the year for interest................   $ 14,171,989      $ 10,313,910       $ 4,241,564
                                                         ============      ============       ===========

Cash paid during the year for income taxes............   $          -      $    317,914       $   501,997
                                                         ============      ============       ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND OTHER ACTIVITIES

 Repurchase of preferred stock through issuance of
 debt.................................................  $           -      $          -       $ 3,330,000
                                                         ============      ============       ===========

In conjunction with the Acquisitions, liabilities were assumed as follows:

                                                             1996                       1997              1998
                                            ------------------------------------        ----              ----
                                                        Edwards Capital
                                             Tri-Magna      Company           TCC        BLL            VG Group
                                             ---------      -------           ---        ---            --------
Fair value of goodwill and assets
  acquired, other than cash               $ 97,808,510   $ 51,356,894    $ 9,714,029  $16,353,970     $18,455,155
                                          ------------   ------------    -----------  -----------     -----------
Cash acquired                                1,529,717              -      6,797,183      256,538               -
Cash paid                                   13,378,000     15,624,995     10,545,759    1,279,522      11,963,072
                                          ------------   ------------    -----------  -----------     -----------
Cash paid, net                              11,848,283     15,624,995      3,748,576    1,O22,984      11,963,072
                                          ============   ============    ===========  ===========     ===========
Negative goodwill                            2,939,085              -              -            -               -
                                          ------------   ------------    -----------  -----------     -----------
Liabilities assumed                        $83,021,142   $ 35,731,899     $5,965,453  $15,330,986     $ 6,492,083
                                          ============   ============    ===========  ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           MEDALLION FINANCIAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

(1)  ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

   Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation in 1995. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the 1940 Act). On May 29, 1996, the Company completed an initial public offering (the Offering) of its common stock, issued and sold 5,750,000 shares at $11.00 per share and split the existing 200 shares of common stock outstanding into 2,500,000 shares. All share and related amounts in the accompanying financial statements have been restated to reflect this stock split. Offering costs incurred by the Company in connection with the sale of shares totaling $7,102,944 were recorded as a reduction of capital upon completion of the Offering. These costs were recorded, net of $200,000 payable by Tri-Magna Corporation and subsidiaries (Tri-Magna) in accordance with the Merger Agreement. In parallel with the Offering, the Company merged with Tri-Magna; acquired substantially all of the assets and assumed certain liabilities of Edwards Capital Company, a limited partnership; and acquired all of the outstanding voting stock of Transportation Capital Corp. (TCC) (collectively, the 1996 Acquisitions). The assets acquired and liabilities assumed from Edwards Capital Company were acquired and assumed by Edwards Capital Corporation (Edwards), a newly formed and wholly owned subsidiary of the Company. As a result of the merger with Tri-Magna in accordance with the Merger Agreement dated December 21, 1995 between the Company and Tri-Magna, Medallion Funding Corp. (MFC) and Medallion Taxi Media, Inc. (Media), formerly subsidiaries of Tri-Magna, became wholly owned subsidiaries of the Company.

   MFC, Edwards and TCC are closed-end management investment companies registered under the 1940 Act and are each licensed as a small business investment company (SBIC) by the Small Business Administration (SBA). As an adjunct to the Company's taxicab medallion finance business, Media operates a taxicab rooftop advertising business. The Company decided to merge all of the assets and liabilities of Edwards and TCC into MFC subject to the approval of the SBA. As of December 31, 1998, the Company is awaiting such approval from the SBA.

   On October 31, 1997, the Company consummated the purchase of substantially all of the assets and liabilities of Business Lenders, Inc. through the Company's wholly owned subsidiary, BLI Acquisition Co., LLC. In connection with the transaction, BLI Acquisition Co., LLC was renamed Business Lenders, LLC
(BLL). BLL is licensed by the SBA under its section 7a program.

   In connection with the 1996 Acquisitions, the Company received the Acquisition Orders under the 1940 Act from the Securities Exchange Commission. Approval from the Connecticut State Department of Banking and the SBA was obtained for the Business Lenders Acquisition.

   In September 1998, the Company created Medallion Business Credit LLC (MBC), as a wholly owned subsidiary. MBC originates loans to small businesses for the purpose of financing inventory and receivables.

   On May 27, 1998, the Company completed the acquisition of certain assets and assumption of certain liabilities of Venture Group I, Inc. ("VGI"), Venture Group II, Inc. (VGII) and Venture Opportunities Corp., (VOC), an SBIC lender headquartered in New York, New York.

   On June 16, 1998, the Company completed the merger with Capital Dimensions, Inc. (CDI) an SSBIC lender, headquartered in Minneapolis, Minnesota. CDI was subsequently renamed Medallion Capital, Inc. (Medallion Capital). The charter was amended to convert Medallion Capital to an SBIC. The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


(2)  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

   The Company primarily engages, directly and/or through its principal subsidiaries, in the business of making loans to small businesses and, to a lesser degree, in the business of taxicab rooftop advertising. The Company originates and services loans that finance the purchase of taxicab medallions and related assets (medallion loans). The Company also originates and services commercial installment loans to small businesses in other targeted industries (commercial installment loans) as well as originates and sells loans guaranteed by the SBA. While medallion and commercial installment loans are originated substantially in the metropolitan New York, New Jersey and Connecticut areas, the Company also finances medallion loans in the Boston, Cambridge, Baltimore, Chicago and Newark areas.

Summary of Significant Accounting Policies

   (a)  Use of Estimates

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

   (b)  Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, except for Media. All significant intercompany transactions, balances and profits have been eliminated in consolidation. The consolidated statements give retroactive effect to the merger with Capital Dimensions Inc. (CDI). As stated in Note 1, the Company completed a merger with CDI in which CDI became a wholly owned subsidiary of the Company and CDI changed its name to Medallion Capital Inc. (Medallion Capital). Subsequent to the merger, Medallion Capital changed its fiscal year end from June 30 to December 31 to coincide with the Company's year end. As a result of the merger being accounted for as a pooling-of-interests and the changing of Medallion Capital's fiscal year end, Medallion Capital's financial statements for 1997 and 1996 have been recast to a twelve-month period ending December 31. The consolidated financial statements for 1997 and 1996 have been restated, including all per share data, to retroactively combine Medallion Capital's financial statements as if the merger had occurred at the beginning of the earliest period presented.

   The consolidated financial statements and related notes for the year ended December 31, 1996 represent a full year of activity for Medallion Capital and the activity from May 30, 1996 to December 31, 1996, which represents the period from the Closing of the Offering and the 1996 Acquisitions to the end of the period, for all other wholly owned subsidiaries of the Company.

   The Company's investment in Media is accounted for under the equity method. As a non-investment company, Media cannot be consolidated with the Company, which is an investment company under the 1940 Act. Refer to Note 5 for the presentation of financial information for Media.

   (c)  Investment Valuation

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

   Investments in equity securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. Since these investments have no ready market, fair value is determined by the Board of Directors based upon assets and revenues of the underlying investee company as well as

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


general market trends for businesses in the same industry. Approximately 86.0% and 100.0% of the equity investments at December 31, 1998 and 1997 respectively, are warrants to purchase shares that are attached to commercial loans held by Medallion Capital.

   Because of the inherent uncertainty of valuations, the Board of Directors' estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

   The Company's investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 69% and 72% of the Company's loan portfolio at December 31, 1998 and 1997, respectively, has arisen in connection with the financing of taxicab medallions, taxicabs and related assets, substantially all in the metropolitan New York area. These loans are secured by the medallions, taxicabs and related assets and are personally guaranteed by the borrowers, or in the case of corporations, personally guaranteed by the owners. A portion of the Company's portfolio represents loans to various commercial enterprises, including dry cleaners, garages, gas stations and laundromats. These loans are secured by various equipment and/or real estate and are generally guaranteed by the owners, and in certain cases, by the equipment dealers. These loans are made primarily in the metropolitan New York City area. The remaining portion of the Company's portfolio is from the origination of loans guaranteed by the SBA under its section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the section 7(a) program depends on annual appropriations by the U.S. Congress.

   (d)  Investment Transactions and Income Recognition

   The principal portion of loans serviced for others by the Company at December 31, 1998 and 1997 amounted to approximately $88,826,000, and $ 83,316,000, respectively.

   Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of related loans. At December 31, 1998 and 1997, net origination costs totaled $1,989,803 and $1,557,199 respectively. Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $1,352,962, $510,272 and $161,977 respectively.

   Interest income is recorded on the basis of interest accrued. Loans are placed on nonaccrual status, with the reversal of all uncollected accrued interest, when there is doubt as to the collectibility of interest or principal or if loans are 90 days or more past due, unless they are both fully collateralized and in the process of collection. Interest received on nonaccrual loans is recognized as income when collected. At December 31, 1998 and, 1997, total nonaccrual loans were $6,595,029 and $8,654,923, respectively. For the years ended December 31, 1998 and 1997, the amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $793,330 and $845,087, respectively.

   (e)  Loan Sales and Servicing Fee Receivable

   The Company accounts for its sales of loans in accordance with Statement of Financial Accounting Standard (SFAS) 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 also provides for consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

   Receivable from loans sold and gain on loan sales are attributable to the sale of commercial loans which have been at least partially guaranteed by the SBA. The Company recognizes gains or losses from the sale of the SBA-guaranteed portion of a loan at the date of the sales agreement when control of the future economic benefits embodied in the loan is surrendered. The gains are calculated in accordance with SFAS 125, which requires that the gain on the sale of a portion of a loan be based on the relative fair values of the loan sold and the loan retained. The gain on loan sales is due to the differential between the carrying value of the portion of loans sold and the sum of the cash received and the servicing fee receivable, which is the difference between the servicing fee received by the Company (generally 100 to 200 basis points) and the Company's costs and a normal profit after considering the estimated effects of prepayments and defaults. In connection with calculating the gain on sale, the Company must make certain assumptions which include (i) the amount of "adequate compensation" used to determine the amount of the servicing asset that the

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


Company will recognize at the date of the sale; (ii) the estimated life of the underlying loan used in projecting the time period over which the Company will receive the servicing fee; and (iii) the discount rate used in the present value calculation of the servicing asset. The company considers 40 basis points to be its cost of servicing. The discount rate utilized in calculating the servicing fee is the same as the note rate, which is generally the prime rate plus 2.75%.

     The servicing fee receivable is amortized as a charge to loan servicing fee income over the estimated lives of the underlying loans using the effective interest rate method. The servicing fee receivable is carried at the lower of amortized cost or net realizable value. The carrying value of the servicing fee receivable at December 31, 1998 and 1997 was $2,290,303 and $1,671,415,
respectively.

     An adjustment to the portion of the loan retained is recorded as unearned discount or premium and is amortized as an adjustment to interest income over the estimated life of the loan using the effective interest method.

   (f)   Unrealized Appreciation/(Depreciation)/ and Realized
         Gains/(Losses) on Investments

   The change in unrealized appreciation/(depreciation)of investments is the amount by which the fair value estimated by the Company is greater/(less) than the cost basis of the investment portfolio. Realized gains or losses on investments consist of the excess of the proceeds derived upon foreclosure over the cost basis of a loan, write-offs of loans or assets acquired in satisfaction of loans, net of recoveries or sale of investments. An analysis of the appreciation /(depreciation) of investments for the years ended December 31, 1998 and 1997 is as follows:

                                                                        Investments
                                                    ---------------------------------------------------
                                                         Loans           Equities           Total
                                                         -----           --------           -----

Balance, December 31, 1996                              $(2,243,496)    $ 1,443,022        $  (800,474)
                                                        -----------     -----------        -----------
Increase in unrealized:
   Appreciation on investments                              541,290       1,689,632          2,230,922
   Depreciation on investments                             (666,454)              -           (666,454)
Unrealized depreciation of acquired subsidiary             (400,000)              -           (400,000)
Realized:
   Gains on investments                                           -               -                  -
   Losses on investments                                    125,000               -            125,000
                                                        -----------     -----------        -----------
Balance, December 31, 1997                              $(2,643,660)    $ 3,132,654        $   488,994
                                                        -----------     -----------        -----------

Increase in unrealized:
   Appreciation on investments                              409,943       3,305,966          3,715,909
   Depreciation on investments                             (540,000)       (458,489)          (998,489)
Unrealized depreciation of acquired subsidiary             (200,000)              -           (200,000)
Realized:
   Gains on investments                                           -      (1,167,363)        (1,167,363)
   Losses on investments                                  1,125,866               -          1,125,866
                                                        -----------     -----------        -----------
Balance, December 31, 1998                              $(1,847,851)    $ 4,812,768        $ 2,964,917
                                                        -----------     -----------        -----------

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


For the years ended December 31, 1998, 1997 and 1996, gross unrealized appreciation and depreciation and gross realized gains and losses were as follows:


                                                        1998            1997            1996
                                                        ----            ----            ----

Increase in net unrealized appreciation on
investments:
Unrealized appreciation                              $ 3,715,909      $2,470,922      $1,216,100
Unrealized depreciation                                 (998,489)       (666,454)       (458,338)
Realized gain                                         (1,167,363)              -               -
Realized loss                                          1,125,866         125,000               -
                                                     -----------      ----------      ----------
          Total                                      $ 2,675,923      $1,929,468      $  757,762
                                                     -----------      ----------      ----------

Net realized gain on investment:
Realized gain                                        $ 2,416,609      $  269,271      $  663,213
Realized loss                                         (1,125,866)       (191,770)       (105,000)
                                                     -----------      ----------      ----------
          Total                                      $ 1,290,743      $   77,501      $  558,213
                                                     -----------      ----------      ----------


  (g)  Goodwill

  Cost of purchased businesses in excess of the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over fifteen years. The excess of fair value of net assets over cost of business acquired (negative goodwill) is being accreted on a straight-line basis over approximately four years.

  In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (SFAS 121). This statement requires a review for impairment of long-lived assets and certain identifiable intangibles to be held and used by an entity whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment would be estimated if the sum of the expected future cash flows to result from the use and eventual disposition of the asset is less than the carrying amount of the asset. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

  The Company reviews its goodwill and negative goodwill for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, and if appropriate, reduces the carrying amount through a charge to income in accordance with SFAS 121.

  (h)    Fixed Assets

  Fixed assets are stated at cost less accumulated depreciation. Fixed assets are depreciated using the straight-line method to depreciate the cost over their estimated useful lives, which range from 5 to 10 years.

  (i)    Federal Income Taxes

  The Company has elected to be treated as a business development company under the 1940 Act. In addition, it has elected to be treated for tax purposes as a regulated investment company (a RIC) under the Internal Revenue Code of 1986, as amended (the Code). As a RIC, the Company will not be subjected to U.S. federal income tax on any investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) that it distributes to its stockholders if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company's policy to comply with the provisions of the Internal Revenue Code applicable to regulated investment companies. Medallion Capital applied for status as a RIC on July 1, 1997. For periods prior to that date Medallion Capital was a taxable entity and therefore the consolidated financial statements of the Company show the effects of corporate tax related to Medallion Capital. At December 31, 1998, Medallion Capital had a current tax liability of $350,000 and a deferred tax liability of $169,000. Both the current and deferred amounts relate to unrealized gains on investments at the date Medallion Capital became a RIC.

  In 1998, the Company declared quarterly cash dividends totaling $16,772,240 or $1.20 per share, to shareholders. During the year, the Company's subsidiaries declared dividends payable to the Company totaling $5,959,805 from

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


Medallion Funding Corp., $591,000 from Transportation Capital Corp., $2,090,000 from Edwards Capital Corp., and $2,530,000 from Medallion Capital. Medallion Capital distributed to the Company an additional $1,795,141 of taxable dividends from the earnings received prior to Medallion Capital becoming a RIC. Dividends paid by subsidiaries were eliminated during consolidation.

  Media, as a non-investment company, has elected to be taxed as a regular corporation. Refer to Note (5) for financial information for Media.

   (j) Net Increase in Net Assets Resulting from Operations per Share

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share" (SFAS 128) which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS 128 retroactively to all periods presented. The dilutive effect of potential common shares, consisting of outstanding stock options is determined using the treasury method in accordance with SFAS 128. Basic and diluted EPS for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                        1998                                 1997                                1996
------------------------------------------------------------------------------------------------------------------------------------
 (Dollars in thousands,               Weighted                             Weighted                            Weighted
 except per share                     Average      Per Share               Average       Per Share              Average    Per Share
 amounts)                   Income     Shares       Amount       Income     Shares        Amount       Income   Shares       Amount
------------------------------------------------------------------------------------------------------------------------------------
Net Income                  $15,682                              $12,533                               $5,196

Basic EPS
---------

Income available to
 common stockholders        $15,682  13,963,665      $1.12       $12,533  12,123,690       $1.03       $5,196  5,839,094     $0.89

   Effect of dilutive
    stock options                       129,769                              148,093                             144,258

Diluted EPS
-----------

  Income available to
common stockholders         $15,682  14,093,434      $1.11       $12,533  12,271,783       $1.02       $5,196  5,983,352     $0.87


  (k)    Stock-Based Compensation

  In 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) which establishes a fair value-based method of accounting for stock options and similar equity instruments of employee stock compensation plans. This statement allows the option of adopting the new fair value method or to measure compensation cost for those plans using the current intrinsic value-based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under this statement, the use of intrinsic value-based method requires pro forma disclosure of net income and earnings per share as if the fair value-based method had been adopted. The Company opted to account for its options under APB 25 and apply the pro forma disclosure provisions of SFAS 123. See pro forma information in Note 8.

  (l)     Interest Rate Caps

   Premiums paid for interest rate cap agreements are amortized to interest expense over the terms of the cap. Unamortized premiums are included in other assets in the accompanying consolidated balance sheet. Amounts receivable, if any, under cap agreements are accounted for as a reduction of interest expense.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


     (m)         Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for the periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income which are excluded from net income include cumulative translation adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. The Company has adopted SFAS 130 for the year ended December 31, 1998 and determined there was no difference between total comprehensive income and net income. Accordingly, no change in presentation on the face of the Statement of Operations is required.

     (n)     Segment Information

     Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). This statement establishes the standards for reporting information about segments in annual and interim financial statements. SFAS 131 introduces a new model for segment reporting: the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. See Note 10 for segment disclosure.

     (o)    Reclassifications

     Certain reclassifications have been made to prior year balances to conform with the current year presentation.

     (p) Recent Accounting Developments

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998.
The Company does not believe that adoption of SOP 98-1 will have a material impact on the Company's financial position or results of operations.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not believe that adoption of SOP 98-5 will have a material impact on the Company's financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect that the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

(3)  ACQUISITIONS

Tri-Magna, Edwards Capital Corp. and TCC

     On May 30, 1996, the Company completed the acquisition of Tri-Magna, Edwards Capital Corp. and TCC. These acquisitions were accounted for under the purchase method of accounting (see Note 1). Funds used to finance these acquisitions were primarily provided through the Company's Revolving Credit Agreements. The remaining portion of net proceeds were from the initial public offering.

Business Lenders, Inc.

  On October 31, 1997, the Company completed its acquisition of certain assets and the assumption of certain liabilities of Business Lenders Inc. (BLL), a small business lender headquartered in Hartford, Connecticut. The total purchase price was $16.6 million which included the assumption of $15.3 million in liabilities.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


The purchase prices was allocated to the assets based on their estimated fair values and approximately $14 million were allocated to investments and receivables. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $66,000 and is being amortized on a straight-line basis over 15 years. The purchase price is subject to a contingent earn-out provision based on a multiple of net after-tax earnings up to $13 million. As of December 31, 1998, due to net losses at BLL, no additional amounts have been paid under this provision. The Company incurred approximately $310,000 of acquisition-related expenses associated with this transaction. These expenses are capitalized and amortized over 5 years.

VG Group

  On May 27, 1998, the Company completed the acquisition of certain assets and assumption of certain liabilities of Venture Group I, Inc. (VGI), Venture Group II, Inc. (VGII) and Venture Opportunities Corp. (VOC), SBIC lenders headquartered in New York, (hereinafter known as VG Group), for an aggregate purchase price of $18.5 million which included the assumption of $6.5 million in liabilities. The purchase price was allocated to the assets based on their estimated fair values and approximately $16.7 million were allocated to investments. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $1.2 million and is being amortized on a straight-line basis over 15 years.

  These acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations for these acquisitions have been included in the consolidated results of the Company from the date of acquisition. Under this accounting method, the Company has recorded as its cost the fair value of the acquired assets and liabilities assumed. The difference between the cost of acquired companies and the sum of the fair values of tangible and identifiable intangible assets less liabilities assumed was recorded as goodwill or negative goodwill.

  The pro forma effect of the VG Group and BLL acquisitions on the results for the years ended December 31, 1998 and 1997, would not be material. Therefore, no pro forma information for these acquisitions is presented.

(4)  MERGER

     On June 16, 1998, the Company completed the merger with Capital Dimensions, Inc. (CDI), a Specialized Small Business Investment Company ("SSBIC") lender, headquartered in Minneapolis, MN. CDI was subsequently renamed Medallion Capital, Inc. (Medallion Capital). The Company issued 0.59615 shares of its common stock for each outstanding share of CDI. A total of 1,112,677 shares of the Company's common stock was issued as a result of the merger, and each of CDI's outstanding stock options were converted to purchase common shares of the Company. The transaction was accounted for as a tax-free reorganization under
Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting. The following tables set forth the results of operations of CDI and the Company for the six months ended June 30, 1998 and the twelve months ended December 31, 1997 and 1996, and are included in the accompanying consolidated statement of operations.

                                                            (Dollars in thousands)
For the six months ended June 30, 1998                  The Company     CDI    Combined
--------------------------------------                  -----------     ---    --------
Total Investment Income                                     $16,322    $1,288   $17,610
Net increase in net assets from operations                   $5,692    $1,467    $7,159
Changes in equity:
   Exercise of stock options                                     $8       $91       $99

For the year ended December 31, 1997                    The Company    CDI     Combined
--------------------------------------                  -----------    ---     --------
Total Investment Income                                     $23,446    $2,402   $25,848
Net increase in net assets from operations                  $11,434    $1,099   $12,533
Changes in equity:
   Issuance of common stock under offering                  $74,339             $74,339
   Exercise of stock options                               $315,000  $205,000  $520,000

For the year ended December 31, 1996                    The Company    CDI     Combined
--------------------------------------                  -----------    ---     --------
Total Investment Income                                     $10,412    $1,880   $12,292
Net increase in net assets from operations                   $3,721    $1,475    $5,196
Changes in equity:
   Issuance of common stock under offering                  $56,147         -   $56,147

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


(5)  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

 The balance sheets at December 31, 1998 and 1997 for Media, are as follows:

                                                                                      December 31,
                                                                                  1998            1997
                                                                                  ----            ----
Cash......................................................................     $1,381,893      $  594,377
Accounts receivable.......................................................      2,614,842         700,392
Equipment, net............................................................      1,564,341       1,422,284
Goodwill..................................................................        991,279               -
Other.....................................................................        571,058         533,541
                                                                               ----------      ----------
     Total assets.........................................................     $7,123,413      $3,250,594
                                                                               ==========      ==========
Notes payable to parent...................................................      2,692,847       1,555,637
Accounts payable and accrued expenses.....................................      1,824,158         283,915
Federal income taxes payable..............................................        156,977         162,000
                                                                               ----------      ----------
     Total liabilities....................................................      4,673,982       2,001,552
Equity....................................................................      1,001,000       1,001,000
Retained earnings.........................................................      1,448,431         248,042
                                                                               ----------      ----------
     Total equity.........................................................      2,449,431       1,249,042
                                                                               ----------      ----------
Total liabilities and shareholders' equity................................     $7,123,413      $3,250,594
                                                                               ==========      ==========

     The statements of operations of Media (1) for the year ended December 31, 1998 (2) for the year ended December 31, 1997 (3) for the period commencing with the Company's acquisition of Media from May 30, 1996 to December 31, 1996 and (4) for the five-month period ended May 29, 1996 are as follows:

                                    Year Ended         Year Ended       Seven Months Ended  Five Months Ended
                                   December 31,       December 31,         December 31,          May 29,
                                       1998               1997                 1996                1996
                                    ----------         ----------           ----------          ----------
STATEMENTS OF OPERATIONS
Advertising revenue                     $7,526,569         $3,070,119          $1,095,346        $671,148
Cost of services                         2,381,064          1,204,892             499,135         283,891
                                        ----------         ----------          ----------        --------
Gross margin                             5,145,505          1,865,227             596,211         387,257
Other operating expenses                 3,195,116          1,499,803             659,211         455,278
                                        ----------         ----------          ----------        --------
Income (loss) before taxes               1,950,389            365,424             (63,000)        (68,021)
Income taxes                               750,000            162,000                  --         (14,999)
                                        ----------         ----------          ----------        --------
Net income (loss)                       $1,200,389         $  203,424          $  (63,000)       $(53,022)
                                        ==========         ==========          ==========        ========

     The Company's investment in Media was $2,340,813 and $1,140,424 at December 31, 1998 and 1997, respectively. These amounts are comprised of the initial capital contribution and the results of operations for subsequent periods.

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

     On September 1, 1998, the Company purchased for cash, substantially all the operations and assets of New Orleans based Taxi Ads, LLC (consisting of 855 taxicab rooftop advertising display units and certain contacts for advertising and fleet rental) for an aggregate purchase price of $1,200,000. This acquisition was accounted for under the purchase method of accounting. Included in the purchase price was certain premiums paid totaling $1,001,766, which represented goodwill.

     On March 6, 1997, Media entered into a five-year agreement with the Metropolitan Taxi Board of Trade, Inc. (MTBOT) to provide rooftop advertising on New York City taxicabs affiliated with the MTBOT commencing on September 22, 1997. The agreement calls for fixed payments to the fleets for two years, which was reduced from five years, due to the elimination of tobacco product advertising as described below.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


     Currently, approximately 58.7% of Media's taxicab rooftop advertising revenue is derived from tobacco products advertising. Under the Master Settlement Agreement between tobacco manufacturers and the Attorneys General of various states (including those states in which the Company conducts its outdoor advertising business), the tobacco manufacturers agreed to eliminate general outdoor and transit advertising of tobacco products by March 31, 1999. The loss of such advertising may have an adverse effect upon the taxicab rooftop advertising business of the Company. The Company believes, however, that it can replace some of the revenue which is expected to be lost due to the elimination of tobacco taxicab rooftop advertising.

(6) NOTES PAYABLE TO BANKS AND COMMERCIAL PAPER

 Short-term borrowings consisted of the following:

                                                December 31,       December 31,
Description                                         1998               1997
                                                  --------           --------
Revolving Credit Agreements....................$  115,600,000     $  137,750,000
Commercial Paper Agreement.....................   103,081,785                  -
                                               --------------     --------------
Total..........................................$  218,681,785     $  137,750,000
                                               ==============     ==============

 Borrowings under these agreements are secured by all assets of the Company.


  (a)    Revolving Credit Agreements

On March 27, 1992 (and as subsequently amended), MFC entered into a committed revolving credit agreement (the Revolver) with a group of banks. MFC extended the Revolver until June 30, 1999 at an aggregate credit commitment amount of $195,000,000 pursuant to the Loan Agreement dated December 24, 1997. The Revolver may be extended annually thereafter upon the option of the participating banks and acceptance by MFC. Should any participating bank not extend its committed amount, the Revolver agreement provides that each bank shall extend a term loan equal to its share of the principal amount outstanding of the revolving credit note. Maturity of the term note shall be the earlier of two years or any other date on which it becomes payable in accordance with the Revolver agreement. Interest and principal payments are paid monthly. Interest is calculated monthly at either the bank's prime rate or a rate based on the adjusted London Interbank Offered Rate of interest (LIBOR) at the option of MFC. Substantially all promissory notes evidencing MFC's investments are held by a bank, as collateral agent under the agreement. At December 31, 1998, MFC is required to pay an annual facility fee of 20 basis points on the unused portion of the Revolver's aggregate commitment. Commitment fee expense for the years ended December 31, 1998, 1997 and 1996 was $243,073, $288,399 and $114,528,
respectively. Outstanding borrowings under the Revolver were $68,250,000 and $115,250,000 at weighted average interest rates of 6.36% and 6.97% at December 31, 1998 and 1997, respectively. MFC is required under the Revolver to maintain minimum tangible net assets of $45,000,000 and certain financial ratios, as defined therein. The Revolver agreement contains other restrictive covenants, including a limitation of $500,000 for capital expenditures.

  At December 31, 1997, Edwards had $8,000,000 in available lines of credit with several banks. These lines of credit matured on January 31, 1998 and were not renewed. At December 31, 1997, Edwards had borrowings outstanding of $6,400,000 at a weighted average interest rate of 7.26%. At December 31, 1998, Edwards did not have a line of credit open.

  Under an agreement with the SBA, Edwards is restricted from borrowing more than $12,700,000 in bank debt without the prior approval of the SBA.

  At December 31, 1997 the Company had a revolving credit line of $25,000,000 which matured on April 30, 1998. The revolving credit borrowings, at the option of the Company, were at the bank's prime rate or at a rate based on the adjusted LIBOR. At December 31, 1997, outstanding borrowings under this agreement were $16,100,000 at a weighted average interest rate of 7.06%. On July 31, 1998, the Company closed this revolving credit line and entered into a committed revolving credit agreement (the Loan Agreement) with a group of banks. The aggregate credit commitment amount is $57,500,000 and extends through July 30, 1999. The Loan Agreement may be extended annually thereafter upon the option of the participating banks and acceptance by the Company. Should any participating bank not extend its committed amount, the Loan Agreement provides that each bank shall extend a term loan equal to its share of the principal amount outstanding of the revolving credit note. Maturity of the term note shall be the earlier of

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


two years or any other date on which it becomes payable in accordance with the Loan Agreement. Interest and principal payments are paid monthly. Interest is calculated monthly at either the bank's prime rate or a rate based on the adjusted LIBOR rate at the option of the Company. Substantially all promissory notes evidencing the Company's investments are held by a bank, as collateral agent under the agreement. The Company is required to pay an annual facility fee of 15 basis points on the amount of the aggregate commitment. Commitment fee expense for the year ended December 31, 1998 was $72,396. Outstanding borrowings under the Revolver were $47,350,000 at a weighted average interest rate of 6.41% at December 31, 1998. The Loan Agreement contains other restrictive covenants, including a limitation of $1,000,000 for capital expenditures.

  The weighted average interest rate for the Company's outstanding borrowings at December 31, 1998 and 1997 was 6.38% and 7.0%. During the years ended December 31, 1998 and 1997, the Company's weighted average borrowings were $125,698,000 and $97,423,000 with a weighted average interest rate of 7.08% and 6.78%, respectively. The maximum outstanding borrowings of the Company were $157,700,000 and $137,750,000 at any month-end during the years ended December 31, 1998 and 1997, respectively.

  (b)    Commercial Paper

On March 13, 1998, MFC entered into a commercial paper agreement with Salomon Smith Barney to sell up to an aggregate principal amount of $195 million in secured commercial paper through private placements pursuant to Section 4(2) of the Securities Act of 1933. Amounts outstanding at any time under the program are limited by certain covenants, including a requirement that MFC retain an investment grade rating from at least two of the four nationally recognized rating agencies, and borrowing base calculations as set forth in the Revolver, which act as backup to the commercial paper program on a pari passu basis. The commercial paper program has no specified maturity and may be terminated by the Company at any time. At December 31, 1998, MFC had $103,081,785 outstanding at a weighted average interest rate of 6.11%. During the period from March 13, 1998 through December 31, 1998, MFC's weighted average borrowings related to commercial paper were $74,445,000 with a weighted average interest rate of 5.73%. The maximum outstanding borrowings of the Company under this program were $103,081,785 at any month-end during the year ended December 31, 1998.

  (c)  Interest Rate Cap Agreements

  On April 7, 1995, MFC entered into three interest rate cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. These agreements limit the Company's maximum LIBOR exposure on $20,000,000 of MFC's revolving credit facility to 7.5%. The premiums paid under these agreements were $46,875, $31,000 and $46,687. The premiums were capitalized and amortized over the two-year term of the agreements, which expired on April 7, 1997. The Company was exposed to credit loss in the event of nonperformance by the counter-parties on these interest rate cap agreements.

  On November 16, 1995, MFC entered into three additional interest rate cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. These agreements limit the Company's maximum LIBOR exposure on an additional $20,000,000 of its revolving credit facility to 7.0%. The premiums paid under these agreements were $13,000, $25,000 and $12,500. The premiums were capitalized and amortized over the two-year terms of the agreements, which expired on November 16, 1997. The Company was exposed to credit loss in the event of nonperformance by the counterparties on these interest rate cap agreements.

     On April 17, 1997, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 6.0% until April 21, 1998. In addition, on May 9, 1997, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on an additional $10,000,000 of MFC's revolving credit facility to 6.5% until May 13, 1998 and 7.0% until November 13, 1999. On May 12, 1997, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 7.0% until May 13, 1999. Total premiums of $144,000 paid under the agreement and being amortized over the respective terms of the agreements.

     On April 7, 1998, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $20,000,000 of MFC's revolving credit facility to 6.5% until September 30, 1999 and 7.0% until March 30, 2001. A premium of $64,000 paid under the agreement is being amortized over the term of

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


the agreement. The Company is exposed to credit loss in the event of nonperformance by the counterparties on the interest rate cap agreement. The Company does not anticipate nonperformance by any of these parties.

(7)    SBA DEBENTURES PAYABLE

 Outstanding debentures are as follows at December 31, 1998 and December 31, 1997:

                                         1998               1997
                                         ----               ----
Due Date                                Amount             Amount                  Interest Rate
--------                                ------             ------                  -------------
June 1, 1998                        $         -        $ 3,000,000                         9.80%
April 1, 2000                                 -          1,380,000                         8.38%
September 1, 2000                       510,000                  -                         9.60%
December 1, 2000                        640,000                  -                         8.70%
June 1, 2002                          5,640,000          5,640,000                         8.00% (5% prior to June 1,1997)
September 1, 2002                     3,500,000          3,500,000                         7.15%
September 1, 2002                     6,050,000          6,050,000                         7.15%
September 1, 2002                     1,950,000                  -                         7.15%
June 1, 2004                            900,000                  -                         4.80% (until June 1, 1999, 7.80%
                                                                                                  thereafter)
June 1, 2004                          4,600,000          4,600,000                         7.80%
September 1, 2004                     5,100,000          5,100,000                         8.20%
March 1, 2005                         1,700,000                  -                         4.84% (until March 1, 2000, 7.84%
                                                                                                  thereafter)
September 1, 2005                       500,000                  -                         3.88% (until September 1, 1999, 6.88%
                                                                                                  thereafter)
March 1, 2006                         2,000,000          2,000,000                         7.08%
December 1, 2006                      5,500,000          5,500,000                         7.08%
June 1, 2007                          3,000,000          3,000,000                         7.07%
                                    -----------        -----------
                                    $41,590,000        $39,770,000
                                    ===========        ===========

  The SBA imposes certain restrictions, among others, transfers of stock and payments of dividends by its licensees, to which the Company is subject.

(8) STOCK OPTIONS

  The Company has a stock option plan (1996 Stock Option Plan) available to grant both incentive and nonqualified share options to employees. The 1996 Stock Option Plan, which was approved by the Board of Directors and shareholders on May 22, 1996, provides for the issuance of a maximum of 750,000 shares of common stock of the Company. On June 11, 1998, the Board of Directors and shareholders approved certain amendments to the Company's 1996 Stock Plan, including increasing the number of shares reserved for issuance from 750,000 to 1,500,000. At December 31, 1998, 517,852 shares of the Company's common stock remained available for future grants. The Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company's share of common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

  A Non-Employee Director Stock Option Plan (the Director Plan) was also approved by the Board of Directors and shareholders on May 22, 1996. The Director Plan provides for the issuance of a maximum of 100,000 shares of common stock of the Company. At December 31, 1998, 63,091 shares of the Company's common stock remained available for future grants. The grants of stock options under the Director Plan are automatic as provided in the Director Plan. The option price per share may not be less than the current market value of the Company's common stock on the date the option is granted. Options granted under the Director Plan are exercisable annually, as defined in the Director Plan. The term of the options may not exceed five years.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


  In connection with the merger discussed in Note 4, the Company assumed the former Capital Dimensions Venture Fund, Inc. 1997 Stock Plan. All stock options outstanding at the time of the merger were exchanged for equivalent shares under the 1996 Stock Option Plan and the Director Plan, respectively, using the appropriate conversion factor. Thus, the Capital Dimensions Venture Fund, Inc. 1997 Stock Plan was terminated at the effective date of the merger.

  The Company records stock compensation in accordance with APB Opinion No. 25 (see Note 2). Had compensation cost for stock options been determined based on the fair value at the date of grant, consistent with the provisions of SFAS 123, the Company's net increase in net assets resulting from operations would have been reduced to the pro forma amounts indicated below:

                                                             Year  Ended            Year  Ended            Year  Ended
                                                          December 31, 1998      December 31, 1997      December 31, 1996
                                                        ---------------------  ---------------------  ---------------------
Net increase in net assets resulting from operations:
     As reported.......................................       $15,681,713            $12,532,789              $5,196,220
     Pro forma.........................................        14,873,660             12,052,314               4,996,357
Net increase in net assets resulting from operations
Per share diluted:
    As reported........................................       $      1.11            $      1.02              $     0.87
    Pro forma..........................................       $      1.06            $      0.98              $     0.84

  The following table presents the activity for the stock option program under the 1996 Stock Option Plan and Director Stock Option Plan for the years ended December 31, 1998, 1997 and 1996:

                                                                                                      Weighted
                                                                 Number         Exercise Price        Average
                                                               of Options          Per Share       Exercise Price
                                                               ----------         -----------      --------------
Outstanding at December 31, 1995.........................         189,121          $0.28-$4.61              $2.40
Granted..................................................         218,389        $11.00-$14.38             $11.52
Cancelled................................................              --                   --                 --
Exercised................................................         (37,200)         $0.28-$0.31              $0.31
                                                                 --------       --------------             ------
Outstanding at December 31, 1996.........................         370,310         $0.28-$14.38              $7.98
                                                                 --------

Granted..................................................         231,945         $6.71-$26.00             $17.55
Cancelled................................................         (62,311)        $3.08-$14.38             $10.66
Exercised................................................         (96,372)        $0.28-$14.38              $4.53
                                                                 --------       --------------             ------
Outstanding at December 31, 1997.........................         443,572         $0.28-$26.00             $13.36
                                                                 --------

Granted..................................................         379,603        $13.75-$29.25             $23.67
Cancelled................................................         (21,943)       $20.63-$29.25             $27.75
Exercised................................................        (104,888)        $0.28-$16.77              $5.46
                                                                 --------       --------------             ------
Outstanding at December 31, 1998.........................         696,344         $6.71-$29.25             $19.72
                                                                 --------

Options exercisable at:
     December 31, 1996...................................         151,921          $0.28-$4.61              $2.91
     December 31, 1997...................................         127,498         $0.28-$14.38              $6.86
     December 31, 1998...................................         123,798         $6.71-$22.38             $14.13

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


  The following table summarizes information regarding options outstanding and options exercisable at December 31, 1998 under the 1996 Stock Option Plan and Director Plan:

                                   Options Outstanding                                       Options Exercisable
                  -------------------------------------------------------   --------------------------------------------------------
                     Number                                                    Number
                   outstanding      Weighted average                         exercisable      Weighted average
                       at               remaining                                at               remaining
    Range of       December 31,    contractual life in  Weighted average     December 31,    contractual life in   Weighted average
 Exercise Prices      1998                years          exercise price         1998                years           exercise price
----------------- -------------------------------------------------------   --------------------------------------------------------
$6.71-$11.00         114,964              6.58              $10.20             46,780               5.39               $ 9.03
$13.75-$14.38        116,512              8.18              $13.99             20,272               2.90               $14.15
$15.88-$22.38        214,013              7.31              $18.76             56,746               5.86               $18.33
$26.06-$29.25        250,855              9.25              $27.55                  -                  -                    -
                  -------------    -----------------   ------------------   -----------     --------------------  ------------------
                     696,344              8.03              $19.72            123,798               5.20               $14.13
                  =============                                             ===========

The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 were $7.26, $6.21 and $4.30 per share,
respectively.   The fair value of each option grant is estimated on the date of
grant using the Black-Scholes option-pricing model.   However, management
believes that such a model may or may not be applicable to a company regulated under the 1940 Act. The following weighted average assumptions were used for grants in 1998, 1997 and 1996:

                                                            Year ended December 31,
                                                      1998            1997            1996
                                                      ----            ----            ----
Risk-free interest rate...........................    5.4%            6.2%            6.4%
Expected dividend yield...........................    6.0%            4.4%            3.6%
Expected life of option in years..................    8.6             5.4             4.8
Expected volatility...............................     49%             49%             49%

(9) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

1996 Quarter Ended                       March 31          June 30         September 30      December 31
----------------------------------------------------------------------------------------------------------
                                                (in thousands except per share amounts)

Investment Income                          425               1,827             4,754             5,286

Net Investment Income                      176                 661             1,719             1,760

Net Income                                (714)              2,475             1,487             1,948

Net Income per common
share-basic                               (.71)                .64               .16               .21
diluted                                   (.66)                .62               .16               .21

1997 Quarter Ended                       March 31          June 30         September 30      December 31
----------------------------------------------------------------------------------------------------------
                                                (in thousands except per share amounts)

Investment Income                        5,725              5,901             6,451             7,770

Net Investment Income                    2,158              2,689             3,224             3,383

Net Income                               2,789              2,804             3,563             3,376

Net Income per common
share-basic                                .29                .25               .26               .24
diluted                                    .29                .24               .25               .24

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


1998 Quarter Ended                       March 31          June 30         September 30      December 31
----------------------------------------------------------------------------------------------------------
                                                (in thousands except per share amounts)

Investment Income                        8,725              8,884             8,942             8,606

Net Investment Income                    4,055              1,856             3,523             2,128

Net Income                               4,192              2,967             4,200             4,323

Net Income per common
share-basic                                .30                .21               .30               .31
diluted                                    .30                .21               .30               .31

(10) SEGMENT REPORTING

       The Company has two reportable business segments, lending and taxicab rooftop advertising. The lending segment originates and services secured commercial loans. The taxicab rooftop advertising segment sells advertising space to advertising agencies and companies in several major markets across the United States. The segment is reported as an unconsolidated subsidiary, Medallion Taxi Media, Inc. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

       For taxicab advertising, the increase in net assets resulting from operations represents the Company's equity in net income from Media. Segment assets for taxicab advertising represents the Company's investment in and loan to Media.

                                                                                    Taxicab
1998                                                              Lending             Advertising              Total
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                               $ 19,547,612                                $ 19,547,612
Depreciation and amortization                                          360,545                                     360,545
Income tax benefit (provision)                                         153,538                                     153,538
Net increase in net assets resulting from operations                14,481,324               1,200,389          15,681,713
Segment assets                                                     417,191,581               5,033,661         422,225,242
Capital expenditures                                                 1,491,379               1,167,155                  **

                                                                                        Taxicab
1997                                                             Lending              Advertising              Total
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                               $ 15,749,334                                $ 15,749,334
Depreciation and amortization                                           80,072                                      80,072
Income tax benefit (provision)                                        (928,910)                                   (928,910)
Net increase in net assets resulting from operations                12,329,365                 203,424          12,532,789
Segment assets                                                     337,197,583               2,696,061         339,893,644
Capital expenditures                                                   118,958                 754,394                  **

                                                                                        Taxicab
1996                                                             Lending              Advertising              Total
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                               $  6,964,607                                $  6,964,607
Depreciation and amortization                                           14,500                                      14,500
Income tax benefit (provision)                                        (436,193)                                   (436,193)
Net increase in net assets resulting from operations                 5,259,220                 (63,000)          5,196,220
Segment assets                                                     213,755,478               1,521,566         215,277,044
Capital expenditures                                                    89,928                 145,590                  **

** Capital expenditures for the Company are equal to expenditures for the lending segment. Capital expenditures related to the taxicab advertising segment are included in order to provide additional information.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


(11) COMMITMENTS AND CONTINGENCIES

  (a) Sub-Advisory Agreement

  In May 1996, the Company entered into a sub-advisory agreement (the Sub-Advisory Agreement) with FMC Advisers, Inc. (FMC) in which FMC provides advisory services to the Company. Under the Sub-Advisory Agreement, the Company pays FMC a monthly fee for services rendered of $18,750. FMC will regularly consult with management of the Company with respect to strategic decisions concerning originations, credit quality assurance, development of financial products, leverage, funding, geographic and product diversification, the repurchase of participations, acquisitions, regulatory compliance and marketing. Unless terminated earlier as described below, the Sub-Advisory Agreement would remain in effect for a period of two years until May 1998. The term will continue from year to year thereafter, if approved annually by (i) a majority of the Company's non-interested directors and (ii) the Board of Directors, or by a majority of the Company's outstanding voting securities, as defined in the 1940 Act. The Sub-Advisory Agreement will be terminable without penalty to the Company on 60 days' written notice by either party or by vote of a majority of the outstanding voting securities of the Company, and will terminate if assigned by FMC. Two trusts affiliated with two officers, directors and shareholders of the Company have agreed to personally assure FMC of payment for the first 48 months of service under the Sub-Advisory Agreement pursuant to an escrow arrangement under which they have maintained in escrow, common stock of the Company worth 200% of the advisory fees remaining, to be paid by the Company to FMC during the first 48 months of service under the Sub-Advisory Agreement, thereby assuring FMC of the payment of $900,000 in advisory fees. On February 24, 1999, the Board of Directors voted to extend the Sub-Advisory Agreement with FMC until May 2000 under provisions of the renewal in the agreement. Advisory fees incurred during the years ended December 31, 1998, 1997 and 1996 were $225,000, $225,000 and
$131,250, respectively.

  (b) Employment Agreements

  The Company has employment agreements with certain key officers for either a three or five-year term. Annually, the contracts with a five-year term will renew for a new five-year term unless prior to the end of the first year, either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current five-year term. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period.

  (c) Other Commitments

  The Company had loan commitments outstanding at December 31, 1998 to various prospective qualified small businesses totaling approximately $39 million. A commitment to extend credit is a binding agreement to make a loan to a customer in the future if certain conditions are met and is subject to the same risk, credit review and approval process as a loan. These commitments are made in the ordinary course of the Company's business and in management's opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates. Of these commitments, approximately 67% will be sold pursuant to SBA Guaranteed Sales. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Commitments for leased premises expire at various dates through June 30, 2006. At December 31, 1998, minimum rental commitments for non-cancellable leases are as follows:

                                                  Dollars
                                             ------------------
                                               (in thousands)
                                             ------------------
1999                                                   880,422
2000                                                   782,605
2001                                                   753,060
2002                                                   728,793
2003 and thereafter                                  2,331,942
                                                    ----------

Total                                               $5,476,822
                                                    ==========

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


Rent expense for the years ended December 31, 1998, 1997 and 1996 was $893,927, $336,114 and $198,529, respectively.


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

(12) RELATED PARTY TRANSACTIONS

  Certain directors, officers and shareholders of Medallion Financial Corp. are also directors of wholly owned subsidiaries, MFC, Edwards, TCC, BLL and Media. Officer salaries are set by the Board of Directors. Directors who are not officers receive an annual fee of $10,000 plus a fee of $2,000 for the first meeting of each quarter and $1,000 each for any subsequent meetings. Directors who are members of the committees of the Board or members of a subsidiary's Board receive $500 - $1,000 for each meeting attended. Total director fees during the years ended December 31, 1998, 1997 and 1996 were $130,354, $90,657 and $48,542, respectively. At December 31, 1998, 1997 and 1996, total officer compensation was $2,310,667, $2,016,845 and $1,188,632, respectively.

     During 1998, the Company's wholly owned subsidiary, Media, engaged in transactions to sell rooftop advertising space to a company represented by a relative of a Media officer. All transactions were made with arms-length conditions and pricing.

     During 1998, 1997 and 1996, a member of the Board of Directors of the Company was a partner in the Company's primary law firm.

(13) SHAREHOLDERS' EQUITY

  In 1995 and 1996, MFC, TCC and Medallion Capital repurchased and retired all of their previously issued 3% preferred stock from the SBA at a discount of 65% ($14.6 million) for an aggregate price of $8.0 million, under the SBA preferred stock repurchase agreements. Under the repurchase agreements, the SBA retains a liquidating interest in the amount of the discount on the repurchase, which expires on a straight-line basis over five years for MFC and TCC and 7 years for Medallion Capital, or on a later date if an event of default, as defined in the agreements, has occurred and such default has not been cured or waived. Upon the occurrence of any event of default, the SBA's liquidating interest will become fixed at the level immediately preceding the event of default and will not accrete further until the default is cured or waived. In the event of MFC's, or TCC's or Medallion Capital's liquidation, the unexpired portion ($2.4 million at December 31, 1998) of the liquidating interest becomes immediately payable to the SBA. The Company does not anticipate the occurrence of an event that would result in any amount being due to the SBA.

   On May 29, 1996, the Company issued and sold 5,750,000 shares at $11.00 per share in an initial public offering and split the existing 200 shares of common stock outstanding into 2,500,000 shares. All references to the amount and number of shares outstanding in the accompanying consolidated financial statements have been restated to reflect the stock split. The proceeds from the initial public offering were used to purchase all of the outstanding stock of Tri-Magna and TCC and acquire substantially all of the assets and assume certain liabilities of Edwards Capital Company. (See Note 1).

  On May 16, 1997, the Company completed a secondary equity offering and sold 4,600,000 shares at $17.25 per share. Offering costs incurred by the Company in connection with the sale of shares totaling $5,010,575 were recorded as a reduction of capital upon completion of the Secondary Equity Offering.

  On June 11, 1998, the shareholders adopted the resolution, proposed by the Board of Directors, to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 15 million shares to 50 million shares.

  In accordance with Statement of Position 93-2, "Determination, Disclosure and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies," $2,258,080 and $615,688 were reclassified from capital in excess of par value to accumulated undistributed net investment income at December 31, 1998 and 1997, respectively, in the accompanying consolidated balance sheets. These reclassifications had no impact on the Company's total shareholders' equity and were designed to present the Company's capital accounts on a tax basis.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


(14) OTHER OPERATING EXPENSES AND OTHER INCOME

  The major components of other operating expenses for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                       1998              1997            1996
                               ---------------  ----------------  --------------
Office expenses.................    $1,810,630        $  810,819      $  280,830
Insurance.......................       713,204           490,968         254,440
Rent............................       893,927           336,114         198,529
Other...........................     1,397,187           961,298         285,015
                                    ----------        ----------      ----------
                                    $4,814,948        $2,599,199      $1,018,814
                                    ==========        ==========      ==========

   The major components of other income for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                       1998             1997            1996
                                    ----------        --------        --------
Late charges....................    $  333,393        $212,139        $123,646
Prepayments.....................       382,777         390,511         205,329
Loan servicing fee income.......       240,470          34,000               -
Other...........................       502,162         343,659          82,016
                                    ----------        --------        --------
                                    $1,458,802        $980,309        $410,991
                                    ==========        ========        ========

(15)    EMPLOYEE BENEFIT PLANS

  The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one-half year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employees' contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. As of September 1, 1998, the Company elected to match employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee's contribution but in no event greater than 2.0% of the portion of such employee's annual salary eligible for 401(k) plan benefits. During 1998, the Company committed and expensed approximately $7,600 to the 401(K) plan.

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

  SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS
107) requires disclosure of fair value information about certain financial instruments, whether assets, liabilities or off-balance-sheet commitments, if practicable. The following methods and assumptions were used to estimate the fair value of each class of financial instrument. Fair value estimates that were derived from broker quotes cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

(a) Investments--As described in Note 2, the carrying amount of investments is the estimated fair value of such investments.

(b) Servicing fee receivable--The fair market value of servicing fee receivable is estimated by expected future service fee income cash flows discounted at a rate that approximates that currently offered for instruments with similar prepayment and risk characteristics.

(c) Notes payable to banks and commercial paper--Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(d) Commitments to Extend Credit--The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 1998 and December 31, 1997, the estimated fair value of these off-balance-sheet instruments was not material.

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998


(e) Interest Rate Cap Agreements--The fair value is estimated based on market prices or dealer quotes. At December 31, 1998 and December 31, 1997, the estimated fair value of these off-balance-sheet instruments were not the materially different.
(f) SBA Debentures Payable--The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

                                          December 31, 1998                   December 31, 1997
                                  ----------------------------------  ---------------------------------
                                  Carrying Amount      Fair Value     Carrying Amount     Fair Value
                                  ----------------  ----------------  ----------------  ---------------
                                                         (Dollars in thousands)
Financial Assets:
     Investments......................    $384,064          $384,064          $313,254         $313,254
     Cash.............................    $  6,028          $  6,028          $  7,077         $  7,077
     Servicing fee receivable.........    $  2,290          $  2,290          $  1,617         $  1,617
Financial Liabilities:
     Notes payable to banks...........    $115,600          $115,600          $137,750         $137,750
     Commercial Paper.................    $103,082          $103,082          $      -         $      -
     SBA debentures payable...........    $ 41,590          $ 41,590          $ 39,770         $ 39,770

(17)    SUBSEQUENT EVENTS

     On February 2, 1999, Media purchased 100% of the common stock of Transit Advertising Displays, Inc. ("TAD") for approximately $850,000. TAD is a taxicab rooftop advertising company headquartered in Washington, D.C. which operates 1,300 installed rooftop advertising displays in the Baltimore, MD and Washington, D.C. areas.

                           MEDALLION FINANCIAL CORP.

                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                               DECEMBER 31, 1998

                  Number of                                            Balance
                    Loans                                            Outstanding       Rate
                  ---------                                          ------------  ------------
                      1                                              $     24,539         5.00%
                      22                                                5,462,468    6.88-6.98
                      4                                                 2,543,621         7.25
                      1                                                   246,000         7.42
                      1                                                    50,509         7.50
                      6                                                   541,350         7.61
                      54                                                8,256,876         7.75
                     154                                               36,423,002    8.00-8.24
                     238                                               48,918,174    8.25-8.30
                     396                                               52,368,669    8.38-8.63
                     217                                               28,735,052    8.75-8.90
                     187                                               18,957,460         9.00
                     112                                               13,553,872    9.13-9.25
                     100                                                9,958,684         9.50
                      67                                                8,517,864    9.75-9.88
                     220                                               18,805,030        10.00
                      89                                                6,726,361  10.25-10.38
                     368                                               16,793,867        10.50
                      37                                                6,599,869        10.75
                     155                                                7,092,409        11.00
                      6                                                 1,746,289        11.25
                      1                                                   124,551        11.33
                      5                                                   448,189        11.50
                      12                                                2,694,002  11.75-11.90
                     179                                               15,600,280        12.00
                      3                                                   810,157        12.25
                      16                                                1,082,837  12.50-12.70
                      11                                                  944,678  12.75-12.95
                     298                                               22,716,982  13.00-13.20
                     112                                                3,905,554        13.25
                      38                                                2,881,308        13.50
                      21                                                  977,171  13.75-13.98
                     175                                                7,828,432  14.00-14.20
                      7                                                   337,751        14.25
                      71                                                4,552,508  14.30-14.70
                     269                                                8,906,924  14.75-15.20
                      1                                                     6,936        15.25
                      25                                                1,521,269  15.50-16.50

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1998




                      18                                                  693,304        16.00
                      5                                                   194,270        16.25
                      6                                                   149,549        16.50
                      4                                                   147,632  16.90-16.95
                      5                                                 2,758,677        17.00
                      1                                                    27,108        17.27
                      1                                                    66,977        17.50
                      2                                                    91,806        17.90
                      13                                                  404,988        18.00
                      1                                                     3,281        18.50
                      5                                                   121,822        19.00
                      1                                                    21,783        19.01
                   -----                                             ------------  -----------
     Total Loans   3,741                                             $372,342,691         9.74%
                   -----                                             ------------  -----------
     Equities:
       Radio One                                                     $  2,220,332
       Cardinal                                                           329,624
       Citywide                                                                 3
       F. Howell                                                              961
       Micromedics                                                         58,828
       Star                                                                40,000
       Other                                                            4,116,813
                       ------                                        ------------  -----------
     Total Equities        10                                        $  6,766,561         N/A
                       ------                                        ------------  -----------
     Total Investments  3,751                                        $379,109,252
                       ======                                        ============
     Plus:  Origination costs, net                                      1,989,803
                                                                     ------------
     Investments, at cost                                            $381,099,055
                                                                     ------------
     Plus: Unrealized appreciation on investments                       4,812,768
     Less:  Unrealized depreciation on investments                      1,847,851
                                                                     ------------
     Investments at Directors' valuation                             $384,063,972
                                                                     ============



  The accompanying notes are an integral part of these consolidated financial statements.

                           MEDALLION FINANCIAL CORP.

                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                               DECEMBER 31, 1997

               Number of                             Balance
                Loans                              Outstanding       Rate
               ---------                          ------------  ------------
                 2                                $     48,922    5.00-7.00%
                 22                                  2,910,738    7.63-7.77
                 74                                 17,712,665         8.00
                 22                                  5,656,282         8.13
                 11                                  2,445,199         8.20
                 174                                28,470,229         8.25
                 12                                  2,785,264    8.30-8.38
                 199                                25,905,594         8.50
                 141                                20,937,604    8.60-8.75
                 15                                  4,063,370    8.80-8.90
                 191                                23,416,770         9.00
                 207                                19,029,373         9.25
                 183                                18,255,772         9.50
                 76                                  6,559,975    9.60-9.75
                 6                                     271,618    9.80-9.90
                 253                                19,566,492        10.00
                 37                                  3,073,823        10.25
                 3                                     600,000  10.27-10.28
                 2                                     246,205        10.38
                 91                                  4,650,430        10.50
                 34                                  3,311,237  10.75-10.90
                 203                                10,170,310        11.00
                 201                                10,707,415  11.25-11.33
                 3                                     323,460        11.50
                 3                                     122,599        11.75
                 8                                   1,045,031        11.90
                 125                                16,203,167        12.00
                 12                                  1,773,975        12.25
                 5                                     429,568        12.50
                 10                                    973,445  12.75-12.90
                 314                                18,654,888        13.00
                 39                                  1,683,614        13.25
                 46                                  2,392,484        13.50
                 3                                     148,178  13.75-13.90
                 164                                 9,790,248  14.00-14.05
                 82                                  5,705,206  14.20-14.50
                 11                                    380,508  14.70-14.84
                 6                                     256,502  14.90-14.95
                 284                                10,907,481        15.00
                 8                                     430,947  15.20-15.25
                 16                                    993,941        15.50
                 9                                   1,044,595  15.75-15.90
                 23                                  1,098,278        16.00
                 5                                     268,661        16.25
                 12                                    391,665  16.50-16.95
                 6                                     286,355  17.00-17.90
                 6                                     583,257  18.00-18.50
                 6                                     167,567        19.00
             -----                                ------------  -----------
Total Loans  3,365                                $306,850,907        10.20%
             -----                                ------------  -----------

                           MEDALLION FINANCIAL CORP.

                               DECEMBER 31, 1997

Equities:
   Radio One                                        $3,735,179
   Cardinal                                            329,625
   Citywide                                                  3
   K-Ten                                                     3
   K-Ten (LLP)                                         192,547
   Z Spanish                                               100
   KZPZ                                                    100
   F. Howell                                               961
   Micromedics                                          58,828
   Star                                                 40,000
   First American                                            -
                         -----                    ------------  -----
Total Equities              11                    $  4,357,346   N/A
                         -----                    ------------  -----
Total Investments        3,376                    $311,208,253
                         =====                    ============
Plus:  Origination costs, net                        1,557,199
                                                  ------------
Investments, at cost                              $312,765,452
                                                  ------------
Plus:  Unrealized appreciation on investments        3,132,654
Less:  Unrealized depreciation on investments        2,643,660
                                                  ------------
Investments, at Directors' valuation              $313,254,446
                                                  ============

 The accompanying notes are an integral part of these consolidated financial statements.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION

2.1 Agreement and Plan of Merger, dated as of March 6, 1998, by and among Medallion Financial Corp., CD Merger Corp. and Capital Dimensions, Inc. (Exhibits and Schedules thereto omitted). Filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated by reference herein.

3.1 Certificate of Amendment to Medallion Financial Corp. Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated by reference herein.

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

10.19 First Amended and Restated Employment Agreement between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed herewith.

10.20 First Amended and Restated Employment Agreement between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed herewith.

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

10.40 Secured Note from Edwards Capital Company payable to Sterling National Bank & Trust Company of New York. Filed as Exhibit k.6 to the Company's Registration Statement on Form N- 2 (File No. 333-1670) and incorporated by reference herein.

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

10.43 Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1998 and incorporated by reference herein.

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

10.48 Amended and Restated Employment Agreement dated August 29, 1998 between Medallion Financial Corp. and Allen S. Greene. Filed herewith.

10.49 Asset Purchase Agreement dated as of August 20, 1997 among the Company, BLI Acquisition Co., LLC, Business Lenders, Inc., Thomas Kellogg, Gary Mullin, Penn Ritter and TriumphConnecticut, Limited Partnership (including all exhibits thereto - schedules omitted). Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated by reference herein.

10.50 Amended and Restated Loan Agreement, dated as of December 24, 1997, by and among Medallion Funding Corp., the lenders party thereto, Fleet Bank, National Association as Swing Line Lender, Administrative Agent and Collateral Agent and The Bank of New York as Documentation Agent with Fleet Bank, National Association as Arranger. Filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.51 Revolving Credit Note dated December 24, 1997 in the amount of $30,000,000 from Medallion Funding Corp. payable to Fleet Bank, National Association. Filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.52 Revolving Credit Note dated December 24, 1997 in the amount of $30,000,000 from Medallion Funding Corp. payable to The Bank of New York. Filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.53 Revolving Credit Note dated December 24, 1997 in the amount of $30,000,000 from Medallion Funding Corp. payable to BankBoston, N.A. Filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.54 Revolving Credit Note dated December 24, 1997 in the amount of $20,000,000 from Medallion Funding Corp. payable to Harris Trust and Savings Bank. Filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.55 Revolving Credit Note dated December 24, 1997 in the amount of $20,000,000 from Medallion Funding Corp. payable to Bank Tokyo - Mitsubishi Trust Company. Filed as Exhibit 10.55 to the

            Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.56 Revolving Credit Note dated December 24, 1997 in the amount of $15,000,000 from Medallion Funding Corp. payable to Israel Discount Bank of New York. Filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.
 .

10.57 Revolving Credit Note dated December 24, 1997 in the amount of $15,000,000 from Medallion Funding Corp. payable to European American Bank. Filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.58 Revolving Credit Note dated December 24, 1997 in the amount of $15,000,000 from Medallion Funding Corp. payable to Bank Leumi USA. Filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.59 Revolving Credit Note dated December 24, 1997 in the amount of $20,000,000 from Medallion Funding Corp. payable to The Chase Manhattan Bank. Filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.60 Swing Line Note dated December 24, 1997 in the amount of $5,000,000 from Medallion Funding Corp. payable to Fleet Bank, National Association. Filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.61 Amended and Restated Security Agreement, dated as of December 24, 1997, between Medallion Funding Corp., as Debtor and Fleet Bank, N.A., as Agent and Secured Party for the benefit of the Banks and Swing Line Lender signatory to the Amended and Restated Loan Agreement, dated as of December 24, 1997, among Medallion Funding Corp., the banks signatory thereto, the Swing Line Lender, The Bank of New York as Documentation Agent and Fleet Bank, N.A. as Arranger and Agent and the Holders of Commercial Paper issued by Medallion Funding Corp. Filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.62 First Amendment, dated as of February 5, 1998, to Amended and Restated Loan Agreement, dated as of December 24, 1997, by and among Medallion Funding Corp., the lenders party thereto, Fleet Bank, National Association as Swing Line Lender, Administrative Agent and Collateral Agent and The Bank of New York as Documentation Agent with Fleet Bank, National Association as Arranger. Filed as Exhibit
            10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.63 Amendment No. 1, dated as of March 12, 1998, to Amended and Restated Security Agreement, dated as of December 24, 1997, between Medallion Funding Corp., as Debtor and Fleet Bank, N.A., as Agent and Secured Party for the benefit of the Banks and Swing Line Lender signatory to the Amended and Restated Loan Agreement, dated as of December 24, 1997, among Medallion Funding Corp., the banks signatory thereto, the Swing Line Lender, The Bank of New York as Documentation Agent and Fleet Bank, N.A. as Arranger and Agent and the Holders of Commercial

             Paper issued by Medallion Funding Corp. Filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.64 Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.65 Third Amendment, dated December 22, 1997, to Letter Agreement, dated as of December 1, 1996. between Medallion Financial Corp. and Fleet Bank, National Association. Filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.66 Endorsement No. 3, dated December 22, 1997, to Revolving Credit Note dated December 1, 1996 in the amount of $6,000,000 from Medallion Financial Corp. payable to Fleet Bank, N.A. Filed as
             Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.67 (CE) Commercial Paper Dealer Agreement [4 (2) Program] between Medallion Funding Corp., as issuer, and Smith Barney Inc., as dealer, dated as of March 13, 1998. Filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1998 and incorporated by reference herein.

10.68 Agency Agreement, by and between Medallion Funding Corp. and Bank of Montreal Trust Company, dated as of March 13, 1998. Filed as
             Exhibit 10.2 to the Company's Quarterly Report on form 10-Q for the fiscal quarter ended March 31, 1998 and incorporated by reference herein.

10.69 Loan Agreement, dated as of July 31, 1998, by and among Medallion Financial Corp., the Lenders Party thereto, Fleet Bank, National Association as Agent and Swing Line Lender and Fleet Bank, National Association as Arranger (Exhibits included). Filed as Exhibit 10.2 to the Company's Quarterly Report on form 10-Q for the fiscal quarter ended September 30, 1998 and incorporated by reference herein.

21           List of Subsidiaries of Medallion Financial Corp.  Filed herewith.

23.1 Consent of Arthur Andersen LLP relating to its report concerning Medallion Financial Corp., dated March 29, 1999. Filed herewith.

23.2 Consent of Arthur Andersen LLP relating to its reports concerning Edwards Capital Corp., Transportation Capital Corp. and Tri-Magna Corporation, dated March 29, 1999. Filed herewith.

27           Medallion Financial Corp. Financial Data Schedule.  Filed herewith.