Form 10-Q
period 1999-03-31
MEDALLION FINANCIAL CORP
filed 1999-05-17
CIK 1000209

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31,1999

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

                                       Yes     X          No    ___
                                              ---

      Number of shares of Common Stock outstanding at the latest practicable date, May 10, 1999:

         Class Outstanding                      Par Value    Shares Outstanding
         -----------------                      ---------    ------------------
Common Stock.......................................$.01...........14,013,768


================================================================================

                            MEDALLION FINANCIAL CORP.
                                    FORM 10-Q
                                 March 31, 1999
                                      INDEX

                                                                          Page
PART I.  Financial Information

Item 1.  Basis of Preparation ..............................................3
           Medallion Financial Corp. Consolidated Balance Sheets
               at March 31, 1999 and December 31, 1998......................4
           Medallion Financial Corp. Consolidated Statement of Operations
               for the three months ended March 31, 1999 and 1998...........5
           Medallion Financial Corp. Consolidated Statement of Cash
               Flows for the three months ended March 31, 1999 and 1998.....6
           Notes to Consolidated Financial Statements.......................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................14
           General.........................................................14
           Consolidated Results of Operations (for the three months
               ended March 31, 1999 and 1998)..............................17
           Asset/Liability Management......................................20
           Liquidity and Capital Resources.................................22
           Investment Considerations.......................................23

PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K..................................25

SIGNATURES.................................................................26

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

         The financial information included in this report reflects the acquisition of Capital Dimensions, Inc. ("CDI") which was subsequently renamed Medallion Capital, Inc. The acquisition was completed on June 16, 1998 and was accounted for as a pooling of interests and, accordingly, the information included in the accompanying financial statements and notes thereto present the combined financial position and the results of operations of the Company and CDI as if they had operated as a combined entity for all periods presented. The financial information in this report is divided into two sections. The first section, Item 1, includes the unaudited consolidated balance sheet of the Company as of March 31, 1999 and the related statements of operations and cash flows for the three months ended March 31, 1999 and 1998. Item 1 also sets forth the consolidated balance sheet of the Company as of December 31, 1998. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations and sets forth an analysis of the financial information included in Item 1 for the three months ended March 31, 1999 and 1998.

         The consolidated balance sheet of the Company as of March 31, 1999, the related statements of operations, and cash flows for the three months ended March 31, 1999 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998.

                            MEDALLION FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                     AT MARCH 31, 1999 and DECEMBER 31, 1998



                                                            March 31,        December 31,
                                                               1999              1998
                                                        --------------------------------------
                                                           (Unaudited)
ASSETS
Investments:
   Medallion loans                                        $  268,322,246    $  266,061,808
   Commercial installment loans, net                         119,524,877       106,422,835
   Equity investments, net                                    12,797,003        11,579,329
                                                         ---------------    --------------
Net investments                                              400,644,126       384,063,972
Investment in and loans to unconsolidated subsidiary           4,977,225         5,033,661
                                                         ---------------    --------------
             Total investments                               405,621,351       389,097,633
Cash                                                           7,854,774         6,027,596
Accrued interest receivable                                    3,871,508         3,640,301
Receivable from sale of loans                                  4,881,407         9,569,989
Servicing fee receivable                                       2,571,773         2,290,303
Fixed assets, net                                              1,536,294         1,662,973
Goodwill, net                                                  6,661,763         6,706,879
Other assets                                                   2,487,257         3,229,568
                                                         ---------------    --------------
              Total assets                                $  435,486,127    $  422,225,242
                                                         ===============    ==============

LIABILITIES

Accounts payable                                           $   3,202,596     $   5,593,101
Dividends payable                                                      -         4,764,681
Accrued interest payable                                       1,532,631         2,308,229
Notes payable to banks and demand notes                      106,300,000       115,600,000
Commercial paper                                             129,270,817       103,081,785
SBA debentures payable                                        41,590,000        41,590,000
                                                         ---------------    --------------
              Total liabilities                           $  281,896,044    $  272,937,796

Negative goodwill, net                                           892,316         1,072,916

Commitments and contingencies

SHAREHOLDER'S EQUITY

Preferred Stock (1,000,000 shares of $.01 par value
   stock authorized-none outstanding)                                  -                 -
Common stock (45,000,000 shares of $.01 par value
   stock authorized - 14,013,768 shares outstanding)        $    140,138      $    140,138
   Capital in excess of par value                            141,376,068       141,376,068
   Accumulated undistributed income                           11,181,561         6,698,324
                                                         ---------------    --------------
             Total shareholder's equity                      152,697,767       148,214,530
                                                         ---------------    --------------
             Total liabilities and shareholder's equity   $  435,486,127    $  422,225,242
                                                          ==============    ==============
Number of common shares and common stock equivalents          14,084,307        14,143,537
                                                              ==========        ==========
Net asset value per share                                         $10.84            $10.48
                                                                  =======           ======

    See accompanying notes to unaudited consolidated financial statements.

                            MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 1998
                                   (Unaudited)


                                                         March 31,       March 31,
                                                           1999             1998
                                                           ----             ----
                                                                         (restated)
Investment income:
  Interest income on investments                        $ 9,281,755      $ 8,648,159
  Interest income on short-term investments                  98,121           77,097
                                                       ------------      -----------
 Total investment income                                  9,379,876        8,725,256
 Interest expense:
   Notes payable to banks                                 1,918,830        2,653,219
   Commercial paper                                       1,561,348
   SBA debentures                                           758,305          778,936
                                                       ------------      -----------
 Total interest expense                                   4,238,483        3,432,155
 Net interest income                                      5,141,393        5,293,101
 Non-interest income:
   Equity in earnings of
     unconsolidated subsidiary                              383,464          155,390
   Accretion of negative goodwill                           180,600          180,600
   Gain on sale of loans                                    612,247          680,934
   Other income                                             506,611          294,526
                                                       ------------      -----------
 Total non-interest income                                1,682,922        1,311,450

Expenses:
  Administrative and advisory fees                           61,760           56,504
  Professional fees                                         320,140          213,321
  Salaries and benefits                                   1,810,032        1,224,755
  Other operating expenses                                1,343,254          978,419
  Amortization of goodwill                                  164,551          116,619
                                                       ------------      -----------
 Total expenses                                           3,699,737        2,589,618
 Net investment income                                    3,124,578        4,014,933
 Net realized gain on investments                           804,822           23,287
 Change in net unrealized appreciation (depreciation)       605,293          172,402
 Income tax benefit (provision)                             (51,456)         (19,100)
                                                       ------------      -----------
 Net increase in net assets resulting
     resulting from operations                           $4,483,237      $ 4,191,522
                                                       ============      ===========

  Net increase in net assets resulting from operations per common share

BASIC                                                     $    0.32        $    0.30
DILUTED                                                   $    0.32        $    0.30
Weighted average common shares outstanding:
Basic Average Shares                                     14,013,768       13,910,296
Diluted Average Shares                                   14,084,307       14,108,831



See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 1998
                                  (Unaudited)


                                                                                 Three Months            Three Months
                                                                                    Ended                    Ended
                                                                                March 31, 1999          March 31, 1998
                                                                                --------------          --------------
                                                                                                          (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                            $ 4,483,237             $ 4,191,522
 Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
     Depreciation and amortization                                                   108,773                  52,350
     Increase in equity in earnings of unconsolidated subsidiary                    (383,464)               (155,390)
     Decrease (increase) in receivable from unconsolidated subsidiary                439,899                (373,062)
     Increase in unrealized appreciation                                            (605,293)                      -
     Amortization of goodwill                                                        164,551                 116,619
     Decrease (increase) in accrued interest receivable                             (231,207)               (321,421)
     Decrease (increase) in other assets                                             720,075                 (32,382)
     Increase (decrease) in accounts payable and accrued expenses                 (2,390,505)             (3,691,107)
     Decrease in receivable from sale of loans                                     4,688,582              (1,591,483)
     Increase in servicing fee receivable                                           (281,470)               (223,294)
     Accretion of negative goodwill                                                 (180,600)               (180,600)
     Decrease (increase) in accrued interest payable                                (775,598)                317,248
                                                                                 -----------             -----------
         Net cash provided by (used for) operating activities                      5,756,980              (1,891,000)
                                                                                 -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Originations of investments                                                    (51,125,835)            (60,804,932)
  Proceeds from sales and maturities of investments                               35,253,177              41,889,844
  Capital expenditures                                                              (181,495)               (397,279)
                                                                                 -----------             -----------
        Net cash provided by (used for) investing activities                     (16,054,153)            (19,312,367)
                                                                                 -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (Payments of) notes payable to banks                              (9,300,000)             (8,150,000)
  Repayment of notes payable to the SBA                                                    -              (1,040,000)
  Proceeds from issuance of commercial paper                                      26,189,032              35,645,422
  Proceeds from exercise of stock options                                                  -                  47,438
  Payment of declared dividends to current stockholders                           (4,764,681)             (3,594,402)
                                                                                 -----------             -----------
       Net cash provided by (used for) financing activities                       12,124,351              22,908,458
                                                                                 -----------             -----------

NET INCREASE (DECREASE) IN CASH                                                    1,827,178               1,705,091

CASH beginning of period                                                           6,027,596               7,076,613
                                                                                 -----------             -----------

CASH end of period                                                               $ 7,854,774             $ 8,781,704
                                                                                 ===========             ===========

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                                       $ 5,014,081             $ 3,114,907
                                                                                 ===========             ===========

    See accompanying notes to unaudited consolidated financial statements.

                            MEDALLION FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

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

        MFC, Edwards and TCC are closed-end management investment companies registered under the 1940 Act and are each licensed as a small business investment company (SBIC) by the Small Business Administration (SBA). As an adjunct to the Company's taxicab medallion finance business, Media operates a taxicab rooftop advertising business. The Company decided to merge all of the assets and liabilities of Edwards and TCC into MFC subject to the approval of the SBA. As of March 31,1999, the Company is awaiting such approval from the SBA.

        On October 31, 1997, the Company consummated the purchase of substantially all of the assets and liabilities of Business Lenders, Inc. through the Company's wholly owned subsidiary, BLI Acquisition Co., LLC. In connection with the transaction, BLI Acquisition Co., LLC was renamed Business Lenders, LLC (BLL). BLL is licensed by the SBA under its section 7(a) program.

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 1999

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

       On June 16, 1998, the Company completed the merger with Capital Dimensions, Inc. (CDI) an SSBIC lender, headquartered in Minneapolis, Minnesota. CDI was subsequently renamed Medallion Capital, Inc. (Medallion Capital). The charter was amended to convert Medallion Capital to an SBIC. The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interest method of accounting.

        In September 1998, the Company created Medallion Business Credit LLC
(MBC), as a wholly owned subsidiary. MBC originates loans to small businesses for the purpose of financing inventory and receivables.

(2) Summary of Significant Accounting Policies

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

         Under the 1940 Act and the Small Business Investment Act of 1958 and regulations thereunder (the "SBIA"), the Company's long-term loans are considered investments and are recorded at their fair value. Since no ready market exists for these loans, fair value is determined by the Board of Directors in good faith. In determining fair value, the Company and the Board of Directors take into consideration factors including the financial condition of the borrower, the adequacy of the collateral and the relationships between market interest rates and portfolio interest rates and maturities. Loans are valued at cost less unrealized depreciation. Any change in the fair value of the Company's investments as determined by the Board of Directors is reflected in net unrealized appreciation/depreciation of investments. Total net unrealized appreciation was $3,570,210 and $2,964,917 on total investments of $400,644,126 and $384,063,972 at March 31, 1999 and December 31, 1998, respectively, of which $1,522,417 existed at the date of the Company's 1996 Acquisitions. The Board of Directors has determined that this valuation approximates fair value.

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 1999


         In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The dilutive effect of potential common shares in 1997 and 1998, consisting of outstanding stock options is determined using the treasury method in accordance with SFAS No. 128. Basic and fully diluted EPS for the three and nine months ended March 31, 1999 and 1998 are as follows:


(Dollars in thousands, except shares and per share amounts)
Three Months ended                        March 31, 1999                            March 31, 1998
                                                                                      (Restated)
-------------------------------------------------------------------------------------------------------------
                                                          Per Share                                 Per Share
                                Income        Shares        Amount        Income        Shares        Amount
-------------------------------------------------------------------------------------------------------------
Net Income                   $    4,483                                $    4,192
Basic EPS:
Income available to common
stockholders                      4,483    14,013,768    $      .32         4,192    13,910,296    $     .30
Effect of dilutive options
Stock options                                  70,539                                   198,535
Diluted EPS:
Income available to common
stockholders                      4,483    14,084,307    $      .32         4,192    14,108,831    $     .30

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

(3) Acquisitions

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

       These acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations for these acquisitions have been included in the consolidated results of the Company from the date of acquisition. Under this accounting

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 1999


method, the Company has recorded as its cost the fair value of the acquired assets and liabilities assumed. The difference between the cost of acquired companies and the sum of the fair values of tangible and identifiable intangible assets less liabilities assumed was recorded as goodwill.

     In conjunction with the acquisitions, assets and liabilities were assumed as follows:


     VGI, VGII and Venture Opportunities Corp
     --------------------------------------------------------------------
     Fair value of assets acquired                            $18,455,155
     Cash paid                                                 11,963,072
                                                              -----------
     Liabilities assumed                                      $ 6,492,083
                                                              ===========

(4) Merger

        On June 16, 1998, the Company completed the merger with Capital Dimensions, Inc. (CDI), a Specialized Small Business Investment Company ("SSBIC") lender, headquartered in Minneapolis, MN. CDI was subsequently renamed Medallion Capital, Inc. (Medallion Capital). The Company issued 0.59615 shares of its common stock for each outstanding share of CDI. A total of 1,112,677 shares of the Company's common stock was issued as a result of the merger, and each of CDI's outstanding stock options were converted to purchase common shares of the Company. The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting. The following tables set forth the results of operations of CDI and the Company for the three months March 31, 1998 and are included in the accompanying consolidated statement of operations.


(Dollars in thousands)
For the three months ended March 31, 1998      The Company    CDI    Combined
-----------------------------------------------------------------------------
Total Investment Income                           $8,021     $704      $8,725
Net increase in net assets from operations        $3,838     $354      $4,192


(5) Investment in Unconsolidated Subsidiary

         The Company's investment in Media is accounted for under the equity method because as a non-investment company, Media cannot be consolidated with the Company which is an investment company under the 1940 Act. Financial information presented for Media includes the balance sheets as of March 31, 1999 (unaudited) and December 31, 1998 and unaudited statement of operations for the three months ended March 31, 1999 and 1998:

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 1999

         Balance Sheet                       March 31,       December 31,
                                               1999              1998
                                               ----              ----
         Cash                                 $895,749        $1,381,893
         Accounts receivable                 2,427,183         2,614,842
         Equipment, net                      1,618,286         1,564,341
         Goodwill                            1,699,079           991,279
         Other                                 630,358           571,058
                                            ----------        ----------
                Total assets                $7,270,655        $7,123,413
                                            ==========        ==========

         Notes payable to parent            $2,252,948        $2,692,847
         Accounts payable and accr
              expenses                       2,245,140         1,824,158
         Federal income taxes paya            (79,388)           156,977
                                            ----------        ----------
                Total liabilities            4,418,700         4,673,982

         Equity                              1,001,000         1,001,000
         Retained earnings                   1,850,955         1,448,431
                                            ----------        ----------
                Total equity                 2,851,955         2,449,431

                 Total liabilities
                  shareholders' equity       7,270,655        $7,123,413
                                           ============       ==========

          Statement of Operations          Three Months       Three Months
                                               Ended              Ended
                                             March 31,         March 31,
                                               1999               1998
                                               ----               ----
          Advertising revenue              $ 2,758,040       $ 1,457,010
          Cost of service                      989,077           535,843
                                            ----------        ----------

          Gross margin                       1,768,963           921,167
          Other operating expenses           1,129,857           665,777
                                            ----------        ----------

          Income before taxes                  639,106           255,390
          Income taxes                         255,642           100,000
                                            ----------        ----------

          Net income                           383,464        $  155,390
                                            ==========        ==========

         On September 1, 1998, the Company purchased for cash substantially all of the operations and assets of New Orleans-based Taxi Ads, LLC, for an aggregate purchase price of $1,200,000. This acquisition was accounted for under the purchase method of accounting. Included in the purchase price was certain premiums paid totaling $1,001,766, which represented goodwill and is being amortized over 15 years.

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 1999


         On February 2, 1999, Media purchased 100% of the common stock of Transit Advertising Displays, Inc. ("TAD") for $848,500. TAD is a taxicab rooftop advertising company headquartered in Washington, D.C. operating 1,300 installed rooftop advertising displays in the Baltimore, MD and Washington, D.C. areas. The purchase was accounted for under the purchase method of accounting and the results of operations are consolidated with those of Media. Included in the purchase price was certain premiums paid totaling $712,701, which represented goodwill and is being amortized over 15 years.

(6)  Debt

         The table below summarizes the various debt agreements the Company and its subsidiaries had outstanding at March 31, 1999 and December 31, 1998:

                                                     March 31, 1999              December 31, 1998
                                                     --------------              -----------------
Notes payable to banks:
  Total facilities                                   $252,500,000                $252,500,000
  Maturity of facilities                             6/99-7/99                   6/99-7/99
  Total amounts outstanding                          $  106,300,000              $ 115,600,000
                                                     ==============              =============
SBA debentures payable                               $  41,590,000               $  41,590,000
                                                     =============               =============
  Maturity                                           9/00-6/07                   9/00-6/07

         Under the revolving credit agreement between MFC and its lenders, as amended, MFC is required to maintain minimum tangible net assets of $45,000,000 and certain financial ratios. The Company believes that MFC was in compliance with such requirements at March 31, 1999.

(7) Commercial Paper

         On March 13, 1998, MFC entered into a commercial paper agreement with Salomon Smith Barney to sell up to an aggregate principal amount of $195 million in secured commercial paper through private placements pursuant to Section 4(2) of the Securities Act of 1933. Amounts outstanding at any time under the program are limited by certain covenants, including a requirement that MFC retain an investment grade rating from at least two of the four nationally recognized rating agencies, and borrowing base calculations as set forth in MFC's syndicated credit facilities, which act as backup to the commercial paper program on a pari passu basis. The commercial paper program has no specified maturity and may be terminated by the Company at any time. As of March 31, 1999, MFC had $129,271,000 outstanding at a weighted average interest rate of 5.30%

(8) Segment Reporting

        The Company has two reportable business segments, lending and taxicab rooftop advertising. The lending segment originates and services secured commercial loans. The taxicab rooftop advertising segment sells advertising space to advertising agencies and

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 1999


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


March 31, 1999                                                    Taxicab
                                             Lending            Advertising           Total
                                          --------------------------------------------------------
Net interest income                           $5,141,393                             $5,141,393
Depreciation and amortization                    108,773                                108,773
Income tax benefit (provision)                   (51,456)                               (51,456)
Net increase in net assets resulting
  from operations                              4,099,773               383,464        4,483,237
Segment assets                               430,508,902             4,977,225      435,486,127
Capital expenditures                             181,495                67,117               **

March 31, 1998                                                   Taxicab
                                            Lending            Advertising            Total
                                          --------------------------------------------------------
Net interest income                           $5,293,101                             $5,293,101
Depreciation and amortization                     52,350                                 52,350
Income tax benefit (provision)                   (19,100)                               (19,100)
Net increase in net assets resulting
  from operations                              4,036,133               155,390        4,191,527
Segment assets                               360,108,532             3,224,513      363,333,045
Capital expenditures                             397,279                49,817               **

** Capital expenditures for the Company are equal to expenditures for the lending segment. Capital expenditures related to the taxicab advertising segment are included in order to provide additional information.

(9) Subsequent Events

         On May 6, 1999, MFC declared a dividend payable to the Company in the amount of $275 per share payable on May 7, 1999 (aggregating $1,831,225), Edwards declared a dividend payable to the Company in the amount of $2,300 per share payable on May 7, 1999 (aggregating $230,000), TCC declared a dividend payable to the Company in the amount of $1,700 per share payable on May 7, 1999 (aggregating $170,000) and , Medallion Capital declared a dividend payable to the Company in the amount of $0.45 per share payable on May 7, 1999 (aggregating $839,897). With the proceeds of these dividends, on May 7, 1999, the Company declared a dividend in the amount of $0.28 per share (aggregating $3,923,855) payable on May 25, 1999 to the shareholders of record on May 17, 1999.

         On May 7, 1999, Media signed an agreement to purchase the taxicab advertising contracts of Roadway Media. The purchase gives Media the right to install up to 400 signs on tops of cabs in the Los Angeles area.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. In addition, this Management's Discussion and Analysis contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section. All amounts have been restated to include the historical amounts of Medallion Capital, Inc. (formerly Capital Dimensions, Inc.)

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

         Trend in Loan Portfolio. The Company's investment income is driven by the principal amount of and yields on Medallion Loans and Commercial Installment Loans. The following table illustrates the Company's weighted average portfolio yield at the dates indicated:

                                                December 31, 1998                           March 31, 1999
                                        Weighted                 Percentage    Weighted                   Percentage
                                        Average     Principal     of Total      Average      Principal     of Total
                                         Yield       Amounts      Portfolio      Yield        Amounts      Portfolio
                                         -----       -------      ---------      -----        -------      ---------
Medallion Loan Portfolio                   9.03%   $266,061,808       69.0%         9.01%   $268,322,246       67.0%
Commercial Installment Loan Portfolio     12.13%    106,422,835       28.0%        11.81%    119,524,877       29.8%
Equity Investments                           -       11,579,329        3.0%           -       12,797,003        3.2%
                                          ------   ------------      ------        ------   ------------      ------
Total Portfolio                            9.93%   $384,063,972      100.0%          9.88%  $400,644,126      100.0%
                                          =======  ============      ======        ======   ============      ======

Yield Summary:

       The weighted average yields e.o.p. of the Medallion Loan portfolio decreased 2 basis points to 9.01% at March 31, 1999. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. To offset the resulting decline in investment income, the Company increased the origination of loans with shorter interest rate maturity dates. The weighted average yields e.o.p. of the Commercial Installment Loan portfolio decreased 32 basis points to 11.81% at March 31, 1999 from 12.13% at December 31, 1998 due to the drop in prime rate and the increase in the number of loans tied to the prime rate. The weighted average yields e.o.p. of the entire portfolio decreased 5 basis points to 9.88% at March 31,1999 from 9.93% at December 31, 1998 due to the decline in the Commercial portfolio offset by a shift in mix of the portfolio to the higher yielding Commercial loans.

Portfolio Summary:

         Medallion Loans constituted 67.0% of the total portfolio of $400.6 million at March 31, 1999 and 69.0% of the total portfolio of $384.1 million at December 31, 1998. The Medallion Loan portfolio increased by $2.3 million or 0.8%. The increase is due to growth in markets outside New York such as Boston, Newark and Baltimore. The Commercial Installment loan portfolio comprised 29.8%, of the total portfolio at March 31, 1999 compared to 28.0% at December 31, 1998. The Commercial Loan portfolio grew by $13.1 million or 12.3% due to strong growth in the SBA 7(a) program and asset-based lending portfolios.

         Equity Investments represented 3.2% and 3.0% of the Company's entire portfolio at March 31, 1999 and December 31, 1998, respectively.

         Trend in Interest Expense. The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates, secured commercial paper and, to a lesser degree, fixed-rate, long-term debentures issued to or guaranteed by the SBA. In recent years, the Company has reduced its reliance on SBA financing and increased the relative proportion of bank debt to total liabilities. SBA financing has offered attractive rates however, such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the Small Business Investment Act of 1958, as amended (the "SBIA") and SBA Regulations through subsidiaries subject to SBA restrictions. The Company believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt and secured commercial paper has generally decreased its interest expense thus far, but has also increased the Company's exposure to the risk of increases in market interest rates which the Company attempts to mitigate with certain matching strategies. The Company also expects that net interest income should increase as the Company issues more commercial paper in lieu of bank debt and will thus permit an increase in the size of the loan portfolio. At the present time commercial paper is generally priced at approximately 70 basis points below the rate charged under the Company's revolving credit facilities. At March 31, 1999 and December 31, 1998, short-term LIBOR-based debt including commercial paper constituted 85.0% and 84.0% of total debt, respectively. At March 31, 1999 and December 31, 1998, commercial paper constituted 46.6% and 39.6% of total debt, respectively.

         The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium over LIBOR paid by the Company on its LIBOR-based debt and secured commercial paper, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 1-180 days. The Company's debentures issued to or guaranteed by the SBA typically have initial terms of ten years. The Company's cost of funds reflect fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the 90- and 180-day LIBOR (the "LIBOR Benchmark"). The Company's average cost of funds e.o.p. at March 31, 1999 was 5.88% or 75 basis points over the LIBOR Benchmark of 5.13% down from 6.42% or 121 basis points over the LIBOR Benchmark of 5.21% at December 31, 1998.

         Taxicab Rooftop Advertising. In addition to its finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media's revenue is affected by the number of taxicab rooftop advertising displays ("Displays") that it owns and the occupancy rate and advertising rate of those Displays. At March 31, 1999, Media had approximately 6,700 Displays. The Company expects that Media will continue to expand its operations. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company because Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies, with investment companies.

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

Consolidated Results of Operations

For the Three Months Ended March 31, 1999 and 1998.

         Performance Summary. For the three months ended March 31, 1999, net increase in net assets resulting from operations has been positively impacted by the growth of the loan portfolio, a decrease in the average cost of funds and an increase in realized gains from the sale of stock warrants offset by an increase in operating expenses.

         Investment Income. Investment income increased $655,000 or 7.5% to $9.4 million for the three months ended March 31, 1999 from $8.7 million for the three months ended March 31, 1998. The Company's investment income reflects the positive impact of portfolio growth. The average portfolio outstanding was $392.4 million, for the first quarter of 1999, which produced investment income of $9.4 million at a weighted average interest rate of 9.77% compared to an average of $322.4 million for the first quarter of 1998, which produced investment income of $8.7 million at a weighted average interest rate of 10.78%.

         Loan originations net of participations decreased by $12.5 million or 19.7% to $51.1 million in the first quarter of 1999 compared to $60.8 million in the first quarter of 1998. The originations were offset by prepayments, terminations and refinancings by the Company aggregating $35.3 million in the first quarter of 1999 compared to $42.6 million in the first quarter of 1998.

         The weighted average yield e.o.p. of the entire portfolio decreased 37 basis points to 9.88% at March 31, 1999 from 10.25% at March 31, 1998. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans, coupled with a decrease in the average yield on Commercial Installment Loans offset by an increase in the percentage of the portfolio composed of higher yielding Commercial Installment Loans which historically were originated at a yield of approximately 300 basis points higher than Medallion Loans and 250 to 600 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the Medallion Loan portfolio decreased 17 basis points to 9.01% at March 31, 1999 from 9.18% at March 31, 1998. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. The average yield of the Commercial Installment Loan portfolio decreased 89 basis points to 11.81% at March 31, 1999 from 12.70% at March 31, 1998. The decline in the commercial portfolio yield is due in part to the drop in prime rate as the quantity of floating rate loans tied to prime has increased as a percentage of the Commercial portfolio. Thus, shifting the average yield on commercial loans lower. In addition, the current interest rate environment is such that the Company has increased the origination of loans with shorter interest rate maturity dates, which are issued at a lower interest rate further contributing to the decline in the portfolio yield. However, the shorter maturity dates further reduces the Company's interest rate risk exposure. The decrease in average yield e.o.p. of the entire loan portfolio was offset in part by the growth in the Medallion loan portfolio during the period.

         Interest Expense. The Company's interest expense increased $806,000 or 23.5% to $4.2 million for the three months ended March 31, 1999 from $3.4 million for the three months ended March 31, 1998. The Company's average cost of funds e.o.p. decreased 79 basis points to 5.88% or 75 basis points over the LIBOR benchmark of 5.13% at March 31, 1999 from 6.67% or 96 basis points over the LIBOR benchmark of 5.71% at March 31, 1998. The decrease in the average cost of funds e.o.p. was caused by a reduction in the premium to LIBOR paid by the Company combined with a 58 basis point decrease in the LIBOR benchmark. Also contributing to the decrease in average cost of funds e.o.p. was the Company's issuance of commercial paper, which at the present time is priced approximately 70 basis points less than the Company's revolving credit facilities. Average total borrowings increased $69.0 million or 33.1% to $277.4 million for the three months ended March 31, 1998, which produced an interest expense of $4.2 million at a weighted average interest rate of 6.11% compared to $208.4 million for the three months ended March 31, 1998 which produced an interest expense of $3.4 million at a weighted average interest rate of 6.59%. The weighted average interest rates include commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The percentage of the Company's short-term LIBOR based indebtedness and commercial paper increased as a percentage of total indebtedness to 85.0% at March 31, 1999 from 81.1% at March 31, 1998.

         Net Interest Income. Net interest income decreased $0.2 million or 2.9% to $5.1 million for the three months ended March 31, 1999 from $5.3 million for the three months ended March 31, 1998. The decrease in net interest income is the result of the faster decline in the average yield as compared to the decline in the cost of funds. The average spread between the average yield on the portfolio and the average cost of funds decreased 54 basis points or 12.9% to 3.65% for the three-month period ended March 31, 1999 from 4.19% for the three-month period ended March 31, 1998.

         Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue increased $1.3 million or 89.3% to $2.8 million in the first quarter 1999 compared to $1.5 million in the first quarter of 1998. Display rental costs increased $453,000 or 84.5% for the quarter. Gross margin was $1.8 million or 64.1% of advertising revenue for the first quarter of 1999 compared to $921,000 or 63.2% for the first quarter of 1998. The significant increase in advertising revenue and display rental cost is directly related to the increase in the number of Displays owned by Media. The number of Displays owned by Media increased approximately 3,100 or 84.8% to approximately 6,700 at March 31, 1999 from approximately 3,600 at March 31, 1998. Operating costs increased $466,000 or 70.0% to $1.1 million in the first quarter of 1999 from $666,000 in the first quarter of 1998. The increase in operating costs is a reflection of the expansion of the Media operations. Media generated net income of $383,000 in the first quarter of 1999 compared to net income of $155,000 in the first quarter of 1998. The increase in net income is the result of increases in the number of Displays owned, improved margin and continued strong occupancy rates. Net income is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations.

         Gain on sale of loans. The Company experienced a gain on the sale of the guaranteed portion of SBA 7a loans in the amount of $612,000 during the first quarter of 1999 compared to $681,000 during the first quarter of 1998. The decrease of $69,000 is due to a decline in the premiums received on these sales during the first quarter of 1999. The Company accounts for gains on sale of loans in accordance with SFAS No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities) and EITF 88-11.

         Other Income. The Company's other income increased $212,000 or 72.0% to $506,000 for the three months ended March 31, 1999 from $295,000 for the three months ended March 31, 1998. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. The increase is in other income is primarily due to an increase in prepayment penalties collected in connection with several refinancings completed during the quarter. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

         Non-Interest Expenses. The Company's non-interest expenses increased $1.1 million or 42.9% to $3.7 million for the three months ended March 31, 1999 from $2.6 million for the three months ended March 31, 1998. Other operating expenses increased $365,000 or 37.3% as compared to the first quarter 1998. The increase in salaries and benefits of $585,000 or 47.8% in the first quarter of 1999 compared to first quarter of 1998 is the result of the effect of year-end raises, salaries of personnel hired since March 31, 1998, and the lowered capitalization rate of salaries as loan origination costs.

         Net Investment Income. Net investment income decreased $890,000 or 22.2% in the first quarter of 1999 as compared to first quarter of 1998. The decrease is attributable to the faster decline in the average yield as compared to the decline in the cost of funds together with an increase in operating expenses.

         Net Realized Gain on Investments. The Company had an increase in realized net gain on investments of $782,000 to $805,000 for the three months ended March 31, 1999 from $23,000 for the three months ended March 31, 1998. The increase in realized gains was primarily the result of the sale of common and preferred stock warrants in connection with the repayment of one loan during the first quarter of 1999.

         Change in Net Unrealized Appreciation (Depreciation). The change in net unrealized appreciation increased $433,000 to $605,000 for the three months ended March 31, 1999 from $172,000 for the three months ended March 31, 1998. The unrealized appreciation during the first quarter of 1999 resulted from an increase of $1.7 million of unrealized gain recognized on the increase in value of stock warrants of one investment offset by a $500,000 increase in the depreciation of loan values and a transfer of $500,000 previously unrealized gains to realized gain.

         Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations increased $292,000 or 7.0% to $4.5 million for the three months ended March 31, 1999 from $4.2 for the three months ended March 31, 1998. The increase was attributable to the positive impact of portfolio growth, higher realized and unrealized gains on investments offset by an increase in interest and operating expenses. Return on average assets and return on average equity for the three months ended March 31, 1999, on an annualized basis, were 4.2% and 11.9%, respectively, compared to 4.8% and 11.1% for the three months ended March 31, 1998.

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

                           LIBO          Effective           Maturity
             Amount        Rate            Date                Date
             ------        ----            ----                ----
          $10,000,000      7.0%           5/12/97             5/13/99
          $10,000,000      7.0%           5/13/98            11/13/99
          $20,000,000      6.5%           4/7/98              9/30/99
          $20,000,000      7.0%           9/30/99             3/30/01

         Total premiums paid under the agreements are being amortized over the respective terms of the agreements. In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed rate indebtedness, such as SBA debentures. The Company currently has outstanding SBA debentures in the principal amount of $41.6 million with a weighted average rate of interest of 7.32%. At March 31, 1999, these debentures constituted 15.0% of the Company's total indebtedness.

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

Liquidity and Capital Resources

         The Company's sources of liquidity are credit facilities with bank syndicates, secured commercial paper, fixed rate, long-term debentures that are issued to or guaranteed by the SBA and loan amortization and prepayments. As a Regulated Investment Company ("RIC") under the Internal Revenue Code of 1986, as amended, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At March 31, 1999, 38.4% of the Company's $277.2 million of debt consisted of bank debt, substantially all of which was at variable effective rates of interest with a weighted average rate of 6.03% or 172 basis points below the Prime Rate, 46.6% or $129.3 million consisted of short-term commercial paper at a weighted average interest rate of 5.30% and 15.01% or $41.6 million consisted of SBA debentures with fixed rates of interest with a weighted average rate of 7.32%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, or to fund loans that qualify under SBA regulations through MFC and Medallion Capital which are already subject to certain SBA restrictions. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to possible additional SBA funding, an additional $25.3 million of debt was available at March 31, 1999 at variable effective rates of interest averaging below the Prime Rate under the Company's $252.5 million bank credit facilities.

         The following table illustrates the Company's and each of the subsidiaries' sources of available funds and amounts outstanding under credit facilities at March 31, 1999:

                                    Medallion
                                    Financial       MFC       Edwards       TCC       BLLC        CDI          Total
                                    ---------       ---       -------       ---       ----        ---          -----
                                                                  (dollars in thousands)
Cash and cash equivalents            $   762     $      -        $  359     $ 664    $  163       $6,005      $  7,855
Revolving lines of credit             57,500      195,000           --         --        --           --       252,500
  Amounts available                        -       17,479           --         --        --           --       17,479*
  Amounts outstanding                 58,050       48,250           --         --        --           --       106,300
    Average interest rate              6.08%        5.98%           --         --        --           --         6.03%
    Maturity                            7/99         6/99           --         --        --           --     6/99-7/99
Commercial paper

  Amounts outstanding                     --      129,271           --         --        --           --       129,271
    Average interest rate                 --        5.30%           --         --        --           --         5.30%
    Maturity                              --         6/99           --         --        --           --          6/99
SBA debentures                            --        6,200        19,250     5,640        --       10,500        41,590
    Average interest rate                 --        6.27%         7.58%     8.00%        --        7.08%         7.32%
    Maturity                              --    9/00-9/05     9/02-9/04      6/02        --    3/06-6/07     9/00-9/07

Total cash and remaining amounts
  available under credit facilities      762       17,479           359       664       163        6,005        25,432

Total debt outstanding               $58,050     $183,721       $19,250    $5,640      $ -       $10,500      $277,161

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

       Government Regulation of Tobacco Advertising. In 1998, approximately 58.7% of Media's taxicab rooftop advertising revenue was derived from tobacco products advertising. Various federal, state and local government agencies, including the U.S. Food and Drug Administration (the "FDA") have from time to time proposed regulations restricting the sale and advertising of cigarette and smokeless tobacco products. Under the Master Settlement Agreement between tobacco manufactures and the attorneys general of various states (including the states in which the Company conducts its outdoor advertising business), the tobacco manufacturers have agreed to eliminate general outdoor and transit advertising of tobacco products by March 31, 1999. Accordingly, such restrictions may have an adverse effect upon the taxicab rooftop advertising business of the Company. The Company believes, however, that it can replace some of the revenue which is expected to be lost due to the loss of tobacco taxicab rooftop advertising.

        Year 2000. The Company is currently addressing the Year 2000 problem, which concerns the inability of systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the Year 2000 and beyond. The Company, in the ordinary course of business, has for several years had several information system improvement initiatives underway. These initiatives include the installation of new loan servicing software and update of the general ledger system and such initiatives are expected to be Year 2000 compliant. The Company has implemented a five phase plan to remediate its information technology ("IT") and non-IT systems: (1) compiling an inventory of the company's computer hardware and software ("IT systems") and equipment ("non-IT systems"); (2) identifying and verifying the Year 2000 readiness of third parties; (3) assessing whether the systems can be remediated or must be replaced; (4) remediating or replacing IT and non-IT systems; (5) testing the remediated or replaced IT and non-IT systems. An inventory of IT and non-IT systems was completed by December 31, 1998. The Company has received Year 2000 compliance letters from each of its major software vendors and its major office systems vendors and is awaiting responses from additional parties. Phase three is substantially complete as of March 31, 1999. Planning for phases four and five began in the first quarter of 1999 and testing of critical systems are scheduled to be completed by the end of the second quarter. Software system tests will be conducted using fictitious transactions and each individual workstation and network server will be tested for Year 2000 compliance.

        The Company estimates that the total cost involved in the Year 2000 project is approximately $30,000. This excludes the costs related to new loan servicing software and an update of the general ledger system. These costs will be expenses as incurred, except for capitalizable hardware. The project is staffed with both external contractors and internal personnel. Approximately $9,000 has been spent to date.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

27       Medallion Financial Corp. Financial Data Schedule.  Filed herewith.

                            MEDALLION FINANCIAL CORP.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MEDALLION FINANCIAL CORP.

Date:  May 17, 1999           By:    /s/ Daniel F. Baker
                                  ------------------------------------------
                                  Daniel F. Baker
                                  Chief Financial Officer
                                  Signing on behalf of the registrant and as
                                  principal financial and accounting officer