Form 10-Q
period 1999-06-30
MEDALLION FINANCIAL CORP
filed 1999-08-17
CIK 1000209

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30,1999

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

                             Yes  X        No
                                 ---          ---

   Number of shares of Common Stock outstanding at the latest practicable date, August 13, 1999:

           Class Outstanding                    Par Value    Shares Outstanding
           -----------------                    ---------    ------------------

Common Stock.......................................$.01..........14,019,133

================================================================================

                           MEDALLION FINANCIAL CORP.
                                   FORM 10-Q
                                 June 30, 1999
                                     INDEX

                                                                            Page
                                                                            ----
PART I.  Financial Information

Item 1.  Basis of Preparation..............................................   3
            Medallion Financial Corp. Consolidated Balance Sheets
               at June 30, 1999 and December 31, 1998......................   4
            Medallion Financial Corp. Consolidated Statement of Operations
               for the three and six months ended June 30, 1999 and 1998...   5
            Medallion Financial Corp. Consolidated Statement of Cash
               Flows for the six months ended June 30, 1999 and 1998.......   6
            Notes to Consolidated Financial Statements.....................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  17
            General........................................................  17
            Consolidated Results of Operations (for the three months
               ended June 30, 1999 and 1998)...............................  20
            Consolidated Results of Operations (for the six months
               ended June 30, 1999 and 1998)...............................  23
            Asset/Liability Management.....................................  27
            Liquidity and Capital Resources................................  28
            Investment Considerations......................................  30

PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K..................................  33

SIGNATURES.................................................................  35

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

     The financial information included in this report reflects the acquisition of Capital Dimensions, Inc. ("CDI") which was subsequently renamed Medallion Capital, Inc. The acquisition was completed on June 16, 1998 and was accounted for as a pooling-of-interests and, accordingly, the information included in the accompanying financial statements and notes thereto present the combined financial position and the results of operations of the Company and CDI as if they had operated as a combined entity for all periods presented. The financial information in this report is divided into two sections. The first section,
Item 1, includes the unaudited consolidated balance sheet of the Company as of June 30, 1999 and the related statements of operations for the three and six months ended June 30, 1999 and cash flows for the six months ended June 30, 1999 and 1998. Item 1 also sets forth the consolidated balance sheet of the Company as of December 31, 1998. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations and sets forth an analysis of the financial information included in Item 1 for the three and six months ended June 30, 1999 and 1998.

     The consolidated balance sheet of the Company as of June 30, 1999, the related statements of operations for the three and six months ended June 30, 1999, and cash flows for the six months ended June 30, 1999 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                           MEDALLION FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 1999 and DECEMBER 31, 1998

                                                                        June 30,             December 31,
                                                                          1999                   1998
                                                            ----------------------------------------------
                                                                        (Unaudited)
ASSETS
Investments:
   Medallion loans                                                      $276,049,548          $266,061,808
   Commercial installment loans, net                                     137,319,997           106,422,835
   Equity investments, net                                                16,268,689            11,579,329
                                                                        ------------          ------------
Net investments                                                          429,638,234           384,063,972
Investment in and loans to unconsolidated subsidiary                       3,944,528             5,033,661
                                                                        ------------          ------------
             Total investments                                           433,582,762           389,097,633
Cash                                                                       8,297,194             6,027,596
Accrued interest receivable                                                4,172,844             3,640,301
Receivable from sale of loans                                              5,569,169             9,569,989
Servicing fee receivable                                                   2,494,259             2,290,303
Fixed assets, net                                                          1,762,228             1,662,973
Goodwill, net                                                              6,527,754             6,706,879
Other assets                                                               2,901,407             3,229,568
                                                                        ------------          ------------
               Total assets                                             $465,307,617          $422,225,242
                                                                        ============          ============

LIABILITIES
Accounts payable                                                        $  6,617,843          $  5,593,101
Dividends payable                                                                  -             4,764,681
Accrued interest payable                                                   1,620,127             2,308,229
Notes payable to banks and demand notes                                  112,950,000           115,600,000
Private placement debt                                                    22,500,000                     -
Commercial paper                                                         137,184,345           103,081,785
SBA debentures payable                                                    29,810,000            41,590,000
                                                                        ------------          ------------
             Total liabilities                                          $310,682,315          $272,937,796

Negative goodwill, net                                                       711,716             1,072,916

Commitments and contingencies

SHAREHOLDER'S EQUITY
Preferred Stock (1,000,000 shares of $.01 par value stock
 authorized-none outstanding)                                                      -                     -

Common stock (45,000,000 shares of $.01 par  value stock
 authorized - 14,019,133 and 14,013,768 shares outstanding at
 June 30, 1999 and December 31, 1998, respectively)
                                                                        $    140,191          $    140,138
   Capital in excess of par value                                        141,412,014           141,376,068
   Accumulated undistributed income                                       12,361,381             6,698,324
                                                                        ------------          ------------
             Total shareholder's equity                                  153,913,586           148,214,530
                                                                        ------------          ------------
             Total liabilities and shareholder's equity                 $465,307,617          $422,225,242
                                                                        ============          ============

Number of common shares and common stock equivalents                      14,090,481            14,143,537
Net asset value per share                                                     $10.92                $10.48

     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 and 1998
                                  (Unaudited)

                                                        Three Months         Three Months         Six Months           Six Months
                                                            Ended               Ended                Ended               Ended
                                                        June 30, 1999       June 30, 1998        June 30, 1999       June 30, 1998
                                                   ------------------     ----------------     ---------------     ----------------
Investment income:
  Interest and dividend income on investments             $10,774,938          $ 8,793,956         $20,056,692          $17,442,115
  Interest income on short-term investments                    59,929               90,540             158,049              167,637
                                                          -----------          -----------         -----------          -----------
  Total investment income                                  10,834,867            8,884,496          20,214,741           17,609,752

Interest expense:
  Notes payable to banks                                    1,891,449            3,096,964           3,810,279            5,750,183
  Commercial paper                                          1,845,311                    -           3,406,658                    -
  SBA debentures                                              687,108              778,867           1,445,413            1,557,803
  Notes payable LT                                            138,955                    -             138,955                    -
                                                          -----------          -----------         -----------          -----------
  Total interest expense                                    4,562,823            3,875,831           8,801,305            7,307,986

  Net interest income                                       6,272,044            5,008,665          11,413,436           10,301,766

Non-interest income:
  Equity in earnings (losses)of
     unconsolidated subsidiary                                (82,992)             187,058             300,472              342,448
  Accretion of negative goodwill                              180,600              180,600             361,200              361,200
  Gain on sale of loans                                       831,278              477,000           1,443,524            1,157,934
  Other income                                                586,444              294,012           1,093,056              588,538
                                                          -----------          -----------         -----------          -----------
  Total non-interest income                                 1,515,330            1,138,670           3,198,252            2,450,120

Expenses:
  Administrative and advisory fees                             63,228               60,058             124,988              116,562
  Professional fees                                           523,963               83,458             844,103              296,779
  Salaries and benefits                                     2,454,354            1,486,337           4,264,387            2,711,092
  Rent expense                                                203,146              198,338             393,185              378,993
  Other operating expenses                                  1,017,508              844,623           2,170,721            1,642,387
  Amortization of goodwill                                    147,460              123,800             312,011              240,419
  Prepayment penalty on SBA bond                               77,272                    -              77,272                    -
  Merger-related expenses                                           -            1,494,491                   -            1,494,491
                                                          -----------          -----------         -----------          -----------
  Total expenses                                            4,486,931            4,291,105           8,186,667            6,880,723

  Net investment income                                     3,300,443            1,856,230           6,425,021            5,871,163

  Net realized gains (losses) on investments                 (168,988)           1,003,339             635,834            1,026,741
  Change in unrealized appreciation, net                    1,985,691               50,000           2,590,985              222,402
  Income tax benefit (provision)                              (10,857)              57,666             (62,313)              38,566
                                                          -----------          -----------         -----------          -----------
  Net increase in net assets
     resulting from operations                            $ 5,106,289          $ 2,967,235         $ 9,589,527          $ 7,158,872
                                                          ===========          ===========         ===========          ===========

   Net increase in net assets resulting from
     Operations per common share
BASIC                                                     $      0.36          $      0.21         $      0.68          $      0.51
DILUTED                                                   $      0.36          $      0.21         $      0.68          $      0.51

Weighted average common shares outstanding:
Basic Average Shares                                       14,016,749           13,942,732          14,015,258           13,926,520
Diluted Average Shares                                     14,096,024           14,143,452          14,086,606           14,125,374

    See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 and 1998
                                  (Unaudited)




                                                                                    Six Months                 Six Months
                                                                                       Ended                      Ended
                                                                                   June 30, 1999              June 30, 1998
                                                                                   -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                              $   9,589,527              $   7,158,872
 Adjustments to reconcile net increase in net assets resulting from
    Operations to net cash provided by (used for) operating
    activities:
    Depreciation and amortization                                                        264,950                    120,254
    Increase in equity in earnings of unconsolidated subsidiary                         (300,472)                  (342,448)
    Decrease (increase) in receivable from unconsolidated subsidiary                   1,389,605                    (29,151)
    Increase in unrealized appreciation, net                                          (2,590,985)                         -
    Amortization of goodwill                                                             312,011                    240,419
    Decrease (increase) in accrued interest receivable                                  (532,543)                  (865,529)
    Decrease (increase) in other assets                                                  328,161                   (166,030)
    Increase (decrease) in accounts payable and accrued expenses                       1,024,742                 (3,306,614)
    Decrease (increase) in receivable from sale of loans                               4,000,820                 (2,210,824)
    Increase in servicing fee receivable                                                (203,956)                  (351,400)
    Accretion of negative goodwill                                                      (361,200)                  (361,200)
    Decrease (increase) in accrued interest payable                                      688,102                    856,564
                                                                                   -------------              -------------
         Net cash provided by operating activities                                    13,608,762                    742,913
                                                                                   -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Originations of investments                                                        (126,984,560)              (119,562,691)
 Proceeds from sales and maturities of investments                                    82,210,148                 85,058,815
 Payment for purchase of VGI, VGII and VOC                                                     -                (11,963,072)
 Capital expenditures                                                                   (481,549)                  (817,103)
                                                                                   -------------              -------------

         Net cash used for investing activities                                      (45,255,961)               (47,284,051)
                                                                                   -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of notes payable to banks                                                   (2,650,000)               (13,050,000)
 Proceeds from private placement debt                                                 22,500,000                          -
 Proceeds from issuance of commercial paper                                           34,102,560                 70,497,389
 Repayment of notes payable to the SBA                                               (11,780,000)                (4,380,000)
 Proceeds from exercise of stock options                                                  35,999                    436,014
 Payment of declared dividends to current stockholders                                (8,691,151)                (7,201,893)
                                                                                   -------------              -------------
         Net cash provided by financing activities                                    33,517,408                 46,301,510
                                                                                   -------------              -------------

NET INCREASE (DECREASE) IN CASH                                                        1,870,209                   (239,628)

CASH, beginning of period                                                              6,426,985                  6,666,613
                                                                                   -------------              -------------

CASH, end of period                                                                $   8,297,194              $   6,426,985
                                                                                   =============              =============

SUPPLEMENTAL INFORMATION:
 Cash paid during the period for interest                                          $   5,250,925              $   6,451,422
                                                                                   =============              =============


     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999



(1) Organization of Medallion Financial Corp. And Its Subsidiaries


  Medallion Financial Corp. (the "Company") is a closed-end management investment company organized as a Delaware corporation in 1995. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). On May 29, 1996, the Company completed an initial public offering (the Offering) of its common stock, issued and sold 5,750,000 shares at $11.00 per share and split the existing 200 shares of common stock outstanding into 2,500,000 shares. All share and related amounts in the accompanying financial statements have been restated to reflect this stock split. Offering costs incurred by the Company in connection with the sale of shares totaling $7,102,944 were recorded as a reduction of capital upon completion of the Offering. These costs were recorded, net of $200,000 payable by Tri-Magna Corporation and subsidiaries ("Tri-Magna") in accordance with the Merger Agreement. In parallel with the Offering, the Company merged with Tri-Magna; acquired substantially all of the assets and assumed certain liabilities of Edwards Capital Company, a limited partnership; and acquired all of the outstanding voting stock of Transportation Capital Corp. ("TCC") (collectively, the "1996 Acquisitions"). The assets acquired and liabilities assumed from Edwards Capital Company were acquired and assumed by Edwards Capital Corporation ("Edwards"), a newly formed and wholly owned subsidiary of the Company. As a result of the merger with Tri-Magna in accordance with the Merger Agreement dated December 21, 1995 between the Company and Tri-Magna, Medallion Funding Corp. ("MFC") and Medallion Taxi Media, Inc. ("Media"), formerly subsidiaries of Tri-Magna, became wholly-owned subsidiaries of the Company.



  MFC, Edwards and TCC are closed-end management investment companies registered under the 1940 Act and are each licensed as a small business investment company ("SBIC") by the Small Business Administration ("SBA"). As an adjunct to the Company's taxicab medallion finance business, Media operates a taxicab rooftop advertising business. The Company decided to merge all of the assets and liabilities of Edwards and TCC into MFC subject to the approval of the SBA. On June 1, 1999, the SBA gave preliminary approval for the mergers to occur, subject to certain additional documentation from MFC.



  On October 31, 1997, the Company consummated the purchase of substantially all of the assets and liabilities of Business Lenders, Inc. through the Company's wholly owned subsidiary, BLI Acquisition Co., LLC (the "Business Lenders Acquisition"). In connection with the transaction, BLI Acquisition Co., LLC was renamed Business Lenders, LLC ("BLL"). BLL is licensed by the SBA under its section 7(a) program.

                           MEDALLION FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 1999






     In connection with the 1996 Acquisitions, the Company received the Acquisition Order under the 1940 Act from the Securities and Exchange Commission. Approval from the Connecticut State Department of Banking and the SBA was obtained for the Business Lenders Acquisition.



     On May 27, 1998, the Company completed the acquisition of certain assets and assumption of certain liabilities of Venture Group I, Inc. ("VGI"), Venture Group II, Inc. ("VGII") and Venture Opportunities Corp., ("VOC"), an SBIC lender headquartered in New York, New York.



     On June 16, 1998, the Company completed the merger with Capital Dimensions, Inc. ("CDI"), an SSBIC lender, headquartered in Minneapolis, Minnesota. CDI was subsequently renamed Medallion Capital, Inc. ("Medallion Capital"). The charter was amended to convert Medallion Capital to an SBIC. The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting.



     In September 1998, the Company created Medallion Business Credit LLC ("MBC"), as a wholly-owned subsidiary. MBC originates loans to small businesses for the purpose of financing inventory and receivables.



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


     Under the 1940 Act and the Small Business Investment Act of 1958 and regulations thereunder (the "SBIA"), the Company's long-term loans are considered investments and are recorded at their fair value. Since no ready market exists for these loans, fair value is determined by the Board of Directors in good faith. In determining fair value, the Company and the Board of Directors take into consideration factors including the financial condition of the borrower, the adequacy of the collateral and the relationships between market interest rates and portfolio interest rates and maturities. Loans are valued at cost less unrealized depreciation. Any change in the fair value of the Company's investments as determined by the Board of Directors is reflected in net unrealized appreciation/depreciation of investments. Total net unrealized appreciation was $5,566,130 and $2,964,917 on total investments of $429,638,234 and $384,063,972 at June 30, 1999 and December 31, 1998,
respectively, of which $1,522,417 existed at the date of the Company's 1996 Acquisitions. The Board of Directors has determined that this valuation approximates fair value.

                           MEDALLION FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 1999


     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The dilutive effect of potential common shares in 1997 and 1998, consisting of outstanding stock options is determined using the treasury method in accordance with SFAS No. 128. Basic and fully diluted EPS for the three and six months ended June 30, 1999 and 1998 are as follows:


(Dollars in thousands, except shares and per share amounts)
Three months ended                    June 30, 1999                                June 30, 1998

------------------------------------------------------------------------------------------------------------------

                                                          Per Share                                    Per Share
                             Income         Shares         Amount         Income         Shares         Amount
------------------------------------------------------------------------------------------------------------------
Net Income                       $5,106                                       $2,967
Basic EPS:
Income available to
 common stockholders              5,106     14,016,749           $.36          2,967     13,942,732           $.21

Effect of dilutive
 options
Stock options                                   79,275                                      200,720
Diluted EPS:
Income available to               5,106     14,096,024           $.36          2,967     14,143,452           $.21
 common stockholders



(Dollars in thousands, except shares and per share amounts)
Six months ended                     June 30, 1999                                June 30, 1998

------------------------------------------------------------------------------------------------------------------
                                                          Per Share                                    Per Share
                             Income         Shares         Amount         Income         Shares         Amount
------------------------------------------------------------------------------------------------------------------
Net Income                       $9,590                                       $7,159
Basic EPS:
Income available to
 common stockholders              9,590     14,015,258           $.68          7,159     13,926,520           $.51

Effect of dilutive
 options
Stock options                                   71,348                                      198,854
Diluted EPS:
Income available to               9,590     14,086,606           $.68          7,159     14,125,374           $.51
 common stockholders

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards regarding accounting and reporting requirements for derivative instruments and hedging activities. The new standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999.

In June 1999, the Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The new standard defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is presently studying the effect of the new pronouncement and, as required, will adopt SFAS No. 133 beginning January 1, 2001.

                           MEDALLION FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 1999


(3) Acquisitions


  On May 27, 1998, the Company completed the acquisition of certain assets and assumption of certain liabilities of Venture Group I, Inc. ("VGI"), Venture Group II, Inc. ("VGII") and Venture Opportunities Corp. ("VOC"), SBIC lenders headquartered in New York, (hereinafter known as "VG Group"), for an aggregate purchase price of $18.5 million which included the assumption of $6.5 million in liabilities. The purchase price was allocated to the assets based on their estimated fair values and approximately $16.7 million were allocated to investments. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $1.2 million and is being amortized on a straight-line basis over 15 years.



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



VGI, VGII and Venture Opportunities Corp
---------------------------------------------------------
Fair value of assets acquired                 $18,455,155
Cash paid                                      11,963,072
                                              -----------
Liabilities assumed                           $ 6,492,083
                                              ===========

(4)  Merger


  On June 16, 1998, the Company completed the merger with Capital Dimensions, Inc. ("CDI"), a Specialized Small Business Investment Company ("SSBIC") lender, headquartered in Minneapolis, MN. CDI was subsequently renamed Medallion Capital, Inc. ("Medallion Capital"). The Company issued 0.59615 shares of its common stock for each outstanding share of CDI. A total of 1,112,677 shares of the Company's common stock was issued as a result of the merger, and each of CDI's outstanding stock options were converted to purchase common shares of the Company. The transaction was accounted for as a tax-free reorganization under
Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting. The following tables set forth the results of operations of CDI and the Company for the three months June 30, 1998 and are included in the accompanying consolidated statement of operations.

                           MEDALLION FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 1999

  (Dollars in thousands)
     For the three months ended June 30, 1998       The Company     CDI    Combined
     -------------------------------------------------------------------------------
     Total Investment Income                           $ 8,300    $  584   $ 8,884
     Net increase in net assets from operations        $ 1,853    $1,114   $ 2,967

     For the six months ended June 30, 1998         The Company     CDI    Combined
     -------------------------------------------------------------------------------
     Total Investment Income                           $16,322    $1,288   $17,610
     Net increase in net assets from operations        $ 5,692    $1,467   $ 7,159

(5) Unrealized Appreciation/(Depreciation) and Realized Gains/(Losses) on Investments


     The change in unrealized appreciation/(depreciation) on investments is the amount by which the fair value estimated by the Company is greater/(less) than the cost basis of the investment portfolio. Realized gains or losses on investments consist of the excess of the proceeds derived upon foreclosure over the cost basis of a loan, write-offs of loans or assets acquired in satisfaction of loans, net of recoveries, or sale of investments. For the three and six months ended June 30, 1999, gross unrealized appreciation and depreciation and gross realized gains and losses were as follows:


                                                                        Three months                Six months
                                                                            Ended                      Ended
                                                                        June 30, 1999              June 30, 1999
Increase in net unrealized appreciation on investments:
    Unrealized appreciation                                                  $ 7,556,404                $ 9,304,974
    Unrealized depreciation                                                   (5,742,848)                (6,376,329)
Realized gain                                                                          -                   (509,795)
Realized loss                                                                    172,135                    172,135
                                                                             -----------                -----------
          Total                                                              $ 1,985,691                $ 2,590,985
                                                                             -----------                -----------

Net realized gain on investments:
Realized gain                                                                $     3,147                $   807,969
Realized loss                                                                   (172,135)                  (172,135)
                                                                             -----------                -----------
          Total                                                              $  (168,988)               $   635,834
                                                                             -----------                -----------


     Unrealized appreciation for the three and six months ended June 30, 1999, respectively relates primarily to the Company's investment in Radio One, Inc. ("Radio One"). During the three months ended June 30, 1999, Radio One completed an initial public offering of its stock. At June 30, 1999, the Company's investment in Radio One consists of 479,122 shares. The Company has certain restrictions as to the time period over which this investment can be sold. At June 30, 1999, the per share market price for Radio One was $46.50. At August 11, 1999, such price was $42.875. Due to the restriction related to the Company's ability to dispose of the stock, the brief time period that Radio One stock has been publicly traded and the price volatility and the trading volume of the stock, the Company has applied a discount to market in determining the Company's unrealized appreciation on this investment. At June 30, 1999, the Company valued its investment in Radio One at a weighted average per share amount of $30.00. Subsequent to June 30, 1999, the Company received permission from the underwriters of the Radio One stock

                           MEDALLION FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 1999

offering to sell 100,000 shares of stock. Such transaction was completed at a price of approximately $45.00 per share.


(6)  Investment in Unconsolidated Subsidiary


     The Company's investment in Media is accounted for under the equity method because as a non-investment company, Media cannot be consolidated with the Company which is an investment company under the 1940 Act. Financial information presented for Media includes the balance sheets as of June 30, 1999 (unaudited) and December 31, 1998 and unaudited statement of operations for the three and six months ended June 30, 1999 and 1998:



Balance Sheet                                                    June 30,          December 31,
                                                                  1999                1998
                                                                  ----                ----
Cash                                                           $  247,089          $1,381,893
Accounts receivable                                             1,965,829           2,614,842
Equipment, net                                                  1,603,239           1,564,341
Goodwill                                                        1,670,399             991,279
Other                                                             704,278             571,058
                                                               ----------          ----------
       Total assets                                            $6,190,834          $7,123,413
                                                               ==========          ==========

Notes payable to parent                                        $1,303,242          $2,692,847
Accounts payable and accrued
      expenses                                                    453,175             327,392
Other Liabilities and
      income taxes payable                                      1,684,514           1,653,743
                                                               ----------          ----------
       Total liabilities                                        3,440,931           4,673,982

Equity
Common Stock                                                    1,001,000           1,001,000
Retained earnings                                               1,748,903           1,448,431
                                                               ----------          ----------
       Total equity                                             2,749,903           2,449,431

       Total liabilities and shareholders'
              equity                                           $6,190,834          $7,123,413
                                                               ==========          ==========

                           MEDALLION FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 1999


Statement of Operations                      Three Months          Three Months           Six Months            Six Months
                                                Ended                 Ended                 Ended                 Ended
                                               June 30,              June 30,              June 30,              June 30,
                                                 1999                  1998                  1999                  1998
                                               ----------------------------------------------------------------------------
Advertising revenue                            $2,057,110            $1,515,316            $4,815,150            $2,972,326
Cost of service                                 1,046,708               535,432             2,035,785             1,071,275
                                               ----------            ----------            ----------            ----------

Gross margin                                    1,010,402               979,884             2,779,365             1,901,051
Other operating expenses                        1,186,894               642,826             2,316,751             1,308,622
                                               ----------            ----------            ----------            ----------

Income (loss) before taxes                       (176,492)              337,058               462,614               592,429
Income tax benefit (provision)                     93,500              (150,000)             (162,142)             (250,000)
                                               ----------            ----------            ----------            ----------

Net income (loss)                              $  (82,992)           $  187,058            $  300,472            $  342,429
                                               ==========            ==========            ==========            ==========

     The Company has deferred approximately $300,000 of advertising revenue during the quarter ended June 30, 1999 related to tops displayed in new markets. The deferral will continue until such time that documentation is obtained which will complete the criteria for appropriate revenue recognition. This revenue will be recognized in future periods when such criteria are met.


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

                           MEDALLION FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 1999



(7)  Debt


     The table below summarizes the various debt agreements the Company and its subsidiaries had outstanding at June 30, 1999 and December 31, 1998:


                               June 30, 1999  December 31, 1998
                               -------------  -----------------
Notes payable to banks:
  Total facilities              $295,000,000       $252,500,000
  Maturity of facilities           6/00-6/01          6/99-7/99
  Total amounts outstanding     $112,950,000       $115,600,000
                                ============       ============

SBA debentures payable          $ 29,810,000       $ 41,590,000
                                ============       ============

  Maturity date                    9/00-6/07          9/00-6/07

Private placement debt          $ 22,500,000  $              --
                                ============       ============


  Maturity date                         6/04                 --

     Under the revolving credit agreement between MFC and its lenders, as amended, MFC is required to maintain minimum tangible net assets of $65,000,000 and certain financial ratios. The Company believes that MFC was in compliance with such requirements at June 30, 1999.


     On June 1, 1999, MFC issued $22.5 million of senior secured notes (the "Notes") that mature on June 1, 2004. The Notes bear a fixed rate of interest of 7.2% and interest is paid quarterly in arrears. The Notes rank pari pasu with the bank debt and commercial paper through inter-creditor agreements. MFC also has a commitment from the note-holders to purchase and additional $22.5 million on September 1, 1999 under the same terms and conditions. The proceeds of the notes are being used to pre-pay all the outstanding SBA debentures of MFC, TCC and ECC. Prepayment of some of these SBA debentures will cause MFC to incur penalties.


     On June 1, 1999, MFC extended its $195 million revolving credit facility until June 30, 2001.


     On June 29, 1999, Medallion Financial increased its revolving credit facility to $100 million and extended the maturity until June 28, 2000.


(8)  Commercial Paper


     On March 13, 1998, MFC entered into a commercial paper agreement with Salomon Smith Barney to sell up to an aggregate principal amount of $195 million in secured commercial paper through private placements pursuant to Section 4(2) of the Securities Act of 1933. Amounts outstanding at any time under the program are limited by certain covenants,

                           MEDALLION FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 1999


including a requirement that MFC retain an investment grade rating from at least two of the four nationally recognized rating agencies, and borrowing base calculations as set forth in MFC's syndicated credit facilities, which act as backup to the commercial paper program on a pari passu basis. The commercial paper program has no specified maturity and may be terminated by the Company at any time. As of June 30, 1999, MFC had $137,184,345 outstanding at a weighted average interest rate of 5.93%.



(9)   Segment Reporting


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


Six months ended June 30, 1999                                                   Taxicab
                                                           Lending             Advertising             Total
                                                   ---------------------------------------------------------------
Net interest income                                        $ 11,413,436                               $ 11,413,436
Depreciation and amortization                                   264,950                                    264,950
Income tax benefit (provision)                                  (62,313)                                   (62,313)
Net increase in net assets resulting from                     9,289,055                 300,472          9,589,527
 operations
Segment assets                                              461,363,089               3,944,528        465,307,617
Capital expenditures                                            481,549                 189,008                 **

Six months ended June 30, 1998                                                   Taxicab
                                                          Lending              Advertising             Total
                                                   ---------------------------------------------------------------
Net interest income                                        $ 10,301,766                               $ 10,301,766
Depreciation and amortization                                   120,254                                    120,254
Income tax benefit (provision)                                   38,566                                     38,566
Net increase in net assets resulting from
 operations                                                   6,816,424                 342,448          7,158,872
Segment assets                                              393,967,083               3,067,660        397,034,743
Capital expenditures                                            817,103                 274,719                 **


** Capital expenditures for the Company are equal to expenditures for the lending segment. Capital expenditures related to the taxicab advertising segment are included in order to provide additional information.

                           MEDALLION FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 1999


(10) Subsequent Events


     On August 12, 1999, MFC declared a dividend payable to the Company in the amount of $250 per share payable on August 13, 1999 (aggregating $1,664,750) and Medallion Capital declared a dividend payable to the Company in the amount of $1.40 per share payable on August 13, 1999 (aggregating $1,866,438). With the proceeds of these dividends, on August 12, 1999, the Company declared a dividend in the amount of $0.31 per share (aggregating $4,345,931) payable on September 1, 1999 to the shareholders of record on August 23, 1999.

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



     Trend in Loan Portfolio. The Company's investment income is driven by the principal amount of and yields on Medallion Loans and Commercial Installment Loans. The following table illustrates the Company's weighted average portfolio yield at the dates indicated:


                                                      December 31, 1998                       June 30, 1999
                                              Weighted                 Percentage    Weighted                   Percentage
                                               Average    Principal     of Total     Average    Principal        of Total
                                                Yield      Amounts      Portfolio     Yield      Amounts        Portfolio
                                                -----      -------      ---------     -----      -------        ---------

Medallion Loan Portfolio                          9.03%  $266,061,808        69.0%      9.01%  $276,049,548           64.0%
Commercial Installment Loan Portfolio            12.13%   106,422,835        28.0%     11.74%   137,319,997           32.0%
Equity Investments                                   -     11,579,329         3.0%         -     16,268,689            4.0%
                                                 -----   ------------       -----      -----   ------------          -----
Total Portfolio                                   9.93%  $384,063,972       100.0%      9.95%  $429,638,234          100.0%
                                                 =====   ============       =====      =====   ============          =====


Yield Summary:

     The weighted average yields e.o.p./1/ of the Medallion Loan portfolio decreased 2 basis points to 9.01% at June 30, 1999. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. To offset the resulting decline in investment income, the Company increased the origination of loans with shorter interest rate maturity dates. The weighted average yields e.o.p. of the Commercial Installment Loan portfolio decreased 39 basis points to 11.74% at June 30, 1999 from 12.13% at December 31, 1998 due to the drop in prime rate and the increase in the number of loans tied to the prime rate. The weighted average yields e.o.p. of the entire portfolio increased 2 basis points to 9.95% at June 30,1999 from 9.93% at December 31, 1998 due to the decline in the Commercial portfolio offset by a shift in mix of the portfolio to the higher yielding Commercial loans.



Portfolio Summary:

     Medallion Loans constituted 64.0% of the total portfolio of $429.6 million at June 30, 1999 and 69.0% of the total portfolio of $384.1 million at December 31, 1998. The Medallion Loan portfolio increased by $10.0 million or 3.8%. The increase is due to growth in markets outside New York such as Chicago, Newark and Baltimore. The Commercial Installment loan portfolio comprised 32.0%, of the total portfolio at June 30, 1999 compared to 28.0% at December 31, 1998.
The Commercial Loan portfolio grew by $30.9 million or 29.0% due to strong growth in the mezzanine finance, SBA 7(a) program and asset-based lending portfolios.
------------------
/1/ e.o.p. or "end of period," indicates that a calculation is made at the date indicated rather than for the period then ended.

     Equity Investments represented 4.0% and 3.0% of the Company's entire portfolio at June 30, 1999 and December 31, 1998, respectively.

     Trend in Interest Expense. The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates, secured commercial paper and, to a lesser degree, fixed-rate, long-term debentures issued to or guaranteed by the SBA. In recent years, the Company has reduced its reliance on SBA financing and increased the relative proportion of bank debt to total liabilities. SBA financing has offered attractive rates however, such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the Small Business Investment Act of 1958, as amended (the "SBIA") and SBA Regulations through subsidiaries subject to SBA restrictions. The Company believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt and secured commercial paper has generally decreased its interest expense thus far, but has also increased the Company's exposure to the risk of increases in market interest rates which the Company attempts to mitigate with certain matching strategies. The Company also expects that net interest income should increase as the Company issues more commercial paper in lieu of bank debt and will thus permit an increase in the size of the loan portfolio. At the present time commercial paper is generally priced at approximately 70 basis points below the rate charged under the Company's revolving credit facilities. At June 30, 1999 and December 31, 1998, short-term LIBOR-based debt including commercial paper constituted 82.7% and 84.0% of total debt, respectively. At June 30, 1999 and December 31, 1998, commercial paper constituted 45.4% and 39.6% of total debt, respectively.

     The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium over LIBOR paid by the Company on its LIBOR-based debt and secured commercial paper, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 1-180 days. The Company's debentures issued to or guaranteed by the SBA typically have initial terms of ten years. The Company's cost of funds reflect fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the 90- and 180-day LIBOR (the "LIBOR Benchmark"). The Company's average cost of funds e.o.p. at June 30, 1999 was 6.21% or 107 basis points over the LIBOR Benchmark of 5.14% down from 6.42% or 121 basis points over the LIBOR Benchmark of 5.21% at December 31, 1998.

     Taxicab Rooftop Advertising. In addition to its finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media's revenue is affected by the number of taxicab rooftop advertising displays ("Displays") that it owns and the occupancy rate and advertising rate of those Displays. At June 30, 1999, Media had approximately 6,900 Displays. The Company expects that Media will continue to expand its operations. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company because Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies, with investment companies.

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

Consolidated Results of Operations

For the Three Months Ended June 30, 1999 and 1998.

     Performance Summary. For the three months ended June 30, 1999, net increase in net assets resulting from operations has been positively impacted by the growth of the loan portfolio, a decrease in the average cost of funds and an increase in unrealized gains from the shares of stock held in an investment.

     Investment Income. Investment income increased $2.0 million or 22.0% to $10.8 million for the three months ended June 30, 1999 from $8.9 million for the three months ended June 30, 1998. The Company's investment income reflects the positive impact of portfolio growth and dividend income from equity investments. The average portfolio outstanding was $400.6 million, for the second quarter of 1999, which produced interest income of $9.6 million at a weighted average interest rate of 9.59% compared to an average of

$352.5 million for the second quarter of 1998, which produced investment income of $8.9 million at a weighted average interest rate of 10.04%.

     Loan originations net of participations increased by $17.1 million or 29.1% to $75.9 million for the three month period ended June 30, 1999 compared to $59.9 million for the three month period ended June 30, 1998. The originations were offset by prepayments, terminations and refinancings by the Company aggregating $47.0 million in the second quarter of 1999 compared to $43.2 million in the second quarter of 1998.

     The weighted average yield e.o.p. of the entire portfolio decreased 5 basis points to 9.95% at June 30, 1999 from 10.00% at June 30, 1998. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans, coupled with a decrease in the average yield on Commercial Installment Loans offset by an increase in the percentage of the portfolio composed of higher yielding Commercial Installment Loans which historically were originated at a yield of approximately 300 basis points higher than Medallion Loans and 250 to 600 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the Medallion Loan portfolio decreased 6 basis points to 9.01% at June 30, 1999 from 9.07% at June 30, 1998. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. The average yield of the Commercial Installment Loan portfolio decreased 97 basis points to 11.74% at June 30, 1999 from 12.71% at June 30, 1998. The decline in the commercial portfolio yield is due in part to the drop in prime rate as the quantity of floating rate loans tied to prime has increased as a percentage of the Commercial portfolio. Thus, shifting the average yield on commercial loans lower. In addition, the current interest rate environment is such that the Company has increased the origination of loans with shorter interest rate maturity dates, which are issued at a lower interest rate further contributing to the decline in the portfolio yield. However, the shorter maturity dates further reduces the Company's interest rate risk exposure. The decrease in average yield e.o.p. of the entire loan portfolio was offset in part by the growth in the Commercial loan portfolio during the period.

     Interest Expense. The Company's interest expense increased $687,000 or 17.7% to $4.6 million for the three months ended June 30, 1999 from $3.9 million for the three months ended June 30, 1998. The Company's average cost of funds e.o.p. decreased 38 basis points to 6.21% or 107 basis points over the LIBOR benchmark of 5.14% at June 30, 1999 from 6.59% or 86 basis points over the LIBOR benchmark of 5.73% at June 30, 1998. The decrease in the average cost of funds e.o.p. was caused by a reduction in the premium to LIBOR paid by the Company combined with a 59 basis point decrease in the LIBOR benchmark. Also contributing to the decrease in average cost of funds e.o.p. was the Company's issuance of commercial paper, which at the present time is priced approximately 70 basis points less than the Company's revolving credit facilities. Average total borrowings increased $69.6 million or 31.6% from $220.2 million for the three months ended June 30, 1998, which produced an interest expense of $3.9 million at a weighted average interest rate of 7.04%, to $289.8 million for the three months ended June 30, 1999, which produced an interest expense of $4.6 million at a weighted average interest rate of 6.30%. The weighted average interest rates include commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The percentage of the Company's short-term

LIBOR based indebtedness and commercial paper decreased as a percentage of total indebtedness from 80.4% at June 30, 1998 to 82.7% at June 30, 1999.

     Net Interest Income. Net interest income increased $1.3 million or 25.2% to $6.3 million for the three months ended June 30, 1999 from $5.0 million for the three months ended June 30, 1998. The increase in net interest income is the result of the 29 basis point or 21.7% increase in the average spread between the average yield on the portfolio and the average cost of funds to 3.29% for the three-month period ended June 30, 1999 from 3.00% for the three-month period ended June 30, 1998.

     Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue increased $542,000 or 35.8% to $2.1 million in the second quarter of 1999 compared to $1.5 million in the second quarter of 1998. Display rental costs increased $511,000 or 95.5% for the quarter. Gross margin was $1.0 million or 49.1% of advertising revenue for the second quarter of 1999 compared to $980,000 or 64.7% for the second quarter of 1998. The increase in advertising revenue and display rental cost is directly related to the increase in the number of taxicab rooftop advertising displays ("Displays") owned by Media. The number of Displays owned by Media increased approximately 3,000 or 77.3% to approximately 6,900 at June 30, 1999 from approximately 3,890 at June 30, 1998. Operating costs increased $544,000 or 84.6% to $1.2 million in the second quarter of 1999 from $643,000 in the second quarter of 1998. The increase in operating costs is a reflection of the expansion of Media's operations. Media experienced a net loss of $83,000 in the second quarter of 1999 compared to net income of $187,000 in the second quarter of 1998. The decrease in net income is the result of the loss of tobacco advertising contracts due to the nationwide tobacco ban which took effect in March 1999. Net income is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations.

     Gain on sale of loans. The Company experienced a gain on the sale of the guaranteed portion of SBA 7(a) loans in the amount of $831,000 during the second quarter of 1999 compared to $477,000 during the second quarter of 1998. The increase of $354,000 is due to an increase in the volume of loans sold in the secondary market. The Company accounts for gains on sale of loans in accordance with SFAS No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities) and EITF 88-11.

     Other Income. The Company's other income increased $292,000 or 99.5% to $586,000 for the three months ended June 30, 1999 from $294,000 for the three months ended June 30, 1998. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. The increase in other income is primarily due to an increase in fees collected in connection with several refinancings completed during the quarter.

     Non-Interest Expenses. The Company's non-interest expenses increased $196,000 or 4.6% to $4.5 million for the three months ended June 30, 1999 from $4.3 million for the three months ended June 30, 1998. Included in non-interest expenses for the three months ended June 30, 1998 are $1.5 million of expenses related to the merger with Medallion Capital. Exclusive of these expenses, non-interest expenses increased $1.7 million or 60.4% from $2.8 million for the three months ended June 30, 1998 to $4.5 million for the three months ended June 30, 1999. Other operating expenses increased $173,000 or 20.5% as compared to the second quarter of 1998 due to expenditures related to a new loan accounting system. The increase in salaries and benefits of $968,000 or 65.1% in the second quarter of 1999 compared to the second quarter of 1998 is the result of the effect of year-end raises, salaries of personnel hired since June 30, 1998, and bonuses paid and accrued for in the quarter.

     Net Investment Income. Net investment income increased $1.4 million or 77.8% to $3.3 million in the second quarter of 1999 from $1.9 million in the second quarter of 1998. Exclusive of the merger-related expenses of $1.5 million, net investment income decreased $50,000 or 1.5% from $3.35 million for the three months ended June 30, 1998 to $3.3 million for the three months ended June 30, 1999. The decrease is attributable to an increase in operating expenses and the $250,000 decline in earnings of the unconsolidated Media subsidiary.

     Net Realized Gain on Investments. The Company had net realized losses of $169,000 for the three months ended June 30, 1999, a decrease of $1.2 million from net realized gains of $1.0 million for the three months ended June 30, 1998. The realized gains during the second quarter of 1998 were primarily the result of the sale of common and preferred stock warrants in connection with the repayment of three loans.

     Change in Net Unrealized Appreciation (Depreciation). The change in net unrealized appreciation increased $1.9 million for the three months ended June 30, 1999 from $50,000 for the three months ended June 30, 1998. The unrealized appreciation during the second quarter of 1999 resulted from unrealized gains recognized on the increase in value of common stock of one investment offset by an increase in the depreciation of loan values.


     Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations increased $2.1 million or 72.1% to $5.1 million for the three months ended June 30, 1999 from $3.0 million for the three months ended June 30, 1998. Exclusive of the merger-related expenses $1.5 million, net increase in net assets resulting from operations increased $645,000 or 14.4% from $4.5 million for the three months ended June 30, 1998 to $5.1 million for the three months ended June 30, 1999. The increase was attributable to the positive impact of portfolio growth, higher unrealized gains on investments offset by an increase in interest and operating expenses. Return on average assets and return on average equity for the three months ended June 30, 1999, on an annualized basis, were 4.5% and 13.3%, respectively, compared to 3.1% and 7.8% for the three months ended June 30, 1998.

Consolidated Results of Operations

For the Six Months Ended June 30, 1998 and 1999.

     Performance Summary. For the six months ended June 30, 1999, net increase in net assets resulting from operations has been positively impacted by the growth of the loan portfolio, a increase in the spread of average yield over average cost of funds and an increase in unrealized gains on common stock of an investment offset by an increase in operating expenses.

     Investment Income. Investment income increased $2.6 million or 14.8% from $17.6 million for the six months ended June 30, 1998 to $20.2 million for the six months ended June 30, 1999. The Company's investment income reflects the positive impact of portfolio growth and dividend income on equity investments during the six months ended June 30, 1999. Total portfolio growth totaled $45.6 million or 11.9% from $384.0 million at December 31, 1998 to $429.6 million at June 30, 1999 as compared to $51.2 million or 16.3% from $313.3 million at December 31, 1997 to $364.5 million at June 30, 1998. The average portfolio outstanding was $393.0 million for the six month period ended June 30, 1999, which produced interest income of $19.0 million at a weighted average interest rate of 9.66% compared to an average of $338.9 million for the six-month period ended June 30, 1998, which produced investment income of $17.6 million at a weighted average interest rate of 10.29%.

     Loan originations net of participations increased by $7.4 million or 6.21% from $119.6 million for the six-month period ended June 30, 1998 to $127.0 million for the six-month period ended June 30, 1999. Not included in originations for the six months ended June 30, 1998 are purchases of $16.9 million of loans acquired from VGI, VGII and Venture Opportunities Corp. The originations were offset by prepayments, terminations and refinancings by the Company aggregating $85.2 million for the six month period ended June 30, 1998 compared to $82.2 million for the six month period ended June 30, 1999.

     Weighted average yield e.o.p. of the entire portfolio decreased 5 basis points from 10.00% at June 30, 1998 to 9.95% at June 30, 1999. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans, coupled with a decrease in the average yield on Commercial Installment Loans offset by an increase in the percentage of the portfolio composed of higher yielding Commercial Installment Loans which historically have been originated at a yield of approximately 300 basis points higher than Medallion Loans and 250 to 600 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the Medallion Loan portfolio decreased 6 basis points from 9.07% at June 30, 1998 to 9.01% at June 30, 1999. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to loans being originated at lower long-term interest rates due to competition. To offset the resulting decline in investment income, the Company increased the origination of loans with shorter interest rate maturity dates, thereby reducing the Company's interest rate risk exposure. The average yield of the Commercial Installment Loan portfolio decreased 97 basis points from 12.71% at June 30, 1998 to 11.74% at June 30, 1999. The decline in the commercial portfolio yield is the result of the decrease in prime rate and the increase in the number of loans tied to prime. This shifts the average yield on commercial yields lower, however, interest rate exposure is mitigated by the floating rate nature of these loans... The percentage of the portfolio composed of Commercial Installment Loans increased from 25.2% at June 30, 1998 to 32.0% at June 30, 1999. The Company continues to pursue a shift in its portfolio mix towards higher yielding Commercial Installment Loans.

     Interest Expense. The Company's interest expense increased $1.5 million or 20.4% from $7.3 million for the six months ended June 30, 1998 to $8.8 million for the six months ended June 30, 1999. The Company's average cost of funds e.o.p. decreased 38 basis points from 6.59% or 86 basis points over the LIBOR benchmark of 5.73% at June 30, 1998 to 6.21% or 107 basis points over the LIBOR benchmark of 5.14% at June 30, 1999. The decrease in the average cost of funds e.o.p. was caused by a reduction in the premium to

LIBOR paid by the Company combined with 59 basis point decrease in the LIBOR benchmark. Also contributing to the decrease in cost of funds e.o.p. was the Company's issuance of commercial paper, which at the present time is priced approximately 70 basis points less than the Company's revolving credit facilities. Average total borrowings increased $62.4 million or 30.1% from $207.2 million for the six months ended June 30, 1998, which produced an interest expense of $7.3 million at a weighted average interest rate of 7.06% to $269.6 million for the six months ended June 30, 1999 which produced an interest expense of $8.8 million at a weighted average interest rate of 6.26%. The weighted average interest rates include commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The percentage of the Company's short-term LIBOR based secured indebtedness which includes secured commercial paper increased as a percentage of total indebtedness from 80.4% at June 30, 1998 to 82.7% at June 30, 1999.

     Net Interest Income. Net interest income increased $1.1 million or 10.8% from $10.3 million for the six months ended June 30, 1998 to $11.4 million for the six months ended June 30, 1999. Net interest income reflects the positive impact of the portfolio growth during the six months ended June 30, 1999 coupled with an increase in the spread between average yield and average cost of funds. The average spread between the average yield on the portfolio and the average cost of funds increased 17 basis points or 14.2% from 3.23% for the six-month period ended June 30, 1998 to 3.40% for the six-month period ended June 30, 1999.

     Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue increased $1.8 million or 62.0% from $3.0 million for the six months ended June 30, 1998 to $4.8 million for the six months ended June 30, 1999. Display rental costs increased $965,000 or 90.0% from $1.1 million for the six months ended June 30, 1998 to $2.0 million for the six months ended June 30, 1999. This resulted in a gross margin of approximately $1.9 million or 64.0% of advertising revenue for the six months ended June 30, 1998 compared to $2.8 million or 57.7% for the six months ended June 30, 1999. The increase in advertising revenue and display rental cost is directly related to the increase in the number of Displays owned by Media. The number of Displays owned by Media increased 77.4% from 3,890 at June 30, 1998 to 6,900 at June 30, 1999. Operating costs increased $1.0 million or 77.0% from $1.3 million for the six months ended June 30, 1998 to $2.3 million for the six months ended June 30, 1999. The increase in operating costs is a reflection of the expansion of Media's operations. Income tax expense amounted to $162,000 for the six months ended June 30, 1999. Media generated net income of $342,000 for the six month period ended June 30, 1998 compared to net income of $300,000 for the six month period ended June 30, 1999. The decrease in net income is primarily the result of an increase in operating expenses. Net income is recorded as equity in earnings or losses of the unconsolidated subsidiary on the Company's statement of operations.

     Gain on sale of loans. The Company experienced a gain on the sale of the guaranteed portion of SBA 7(a) loans in the amount of $1.4 million on $22.5 million loans sold during the six months ended June 30, 1999 as compared to a gain of $1.2 million on $12.1 million of loans sold during the six months ended June 30, 1998. The Company accounts for gains on sale of loans in accordance with SFAS No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities) and SOP 88-5 11.

     Other Income. The Company's other income increased $504,000 or 85.7% from $589,000 for the six months ended June 30, 1998 to $1,093,000 for the six months ended June 30, 1999. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

     Non-Interest Expenses. The Company's non-interest expenses increased $1.3 million or 19.0% from $6.9 million for the six months ended June 30, 1998 to $8.2 million for the six months ended June 30, 1999. Included in non-interest expenses for the six months ended June 30, 1998 are $1.5 million of expenses related to the merger with Medallion Capital. Exclusive of these expenses, non-interest expenses increased $2.8 million or 52.0% from $5.4 million for the six months ended June 30, 1998 to $8.2 million for the six months ended June 30, 1999. Other operating expenses increased $528,000 or 32.2% from $1.6 million for the six months ended June 30, 1998 to $2,171,000 for the six months ended June 30, 1999 due to cost associated with the installation of a new loan accounting program. Salaries and benefits increased $1.5 million or 57.3% from $2.7 million for the six months ended June 30, 1998 to $4.2 million for the six months ended June 30, 1999 is the result of the effect of year-end raises, salaries of personnel hired since June 30, 1998, and bonuses paid and accrued for in the period. Professional fees increased $547,000 or 184.4% from $297,000 for the six months ended June 30, 1998 to $844,000 for the six months ended June 30, 1999. Investment advisory fees increased $8,000 from $117,000 for the six months ended June 30, 1998 to $125,000 for the six months ended June 30, 1999.

     Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill was $240,000 for the six months ended June 30, 1998 and $312,000 for the six months ended June 30, 1999, and relates to $6.5 million of goodwill generated in the acquisitions of Edwards and TCC. The increase in amortization of goodwill is primarily related to the purchases of assets of VGI, VGII and Venture Opportunities Corp. The goodwill resulting from these acquisitions amounted to $1,545,000. The acquisition of Business Lenders LLC resulted in the addition of $200,000 of goodwill. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years.

     Net Investment Income. Net investment income increased $554,000 or 9.4% from $5.9 million for the six-month period ended June 30, 1998 to $6.4 million for the six months ended June 30, 1999. Exclusive of the merger-related expenses of $1.5 million, net investment income decreased $940,000 or 12.8% from $7.4 million for the six months period ended June 30, 1998 to $6.4 million for the six months ended June 30, 1999. The decrease is attributable to a faster decline in the average yield a compared to the decline in the cost of funds together with an increase in operating expenses.

     Change in Net Unrealized Depreciation/Appreciation. The change in net unrealized appreciation increased $2.4 million from a net appreciation of $222,000 for the six months ended June 30, 1998 to an appreciation $2.6 million for the six months ended June 30, 1999. The increase was the result of the increase in the value of equity investments that the Company owns.

     Net Realized Gain/Loss on Investments. The Company had a decrease in realized net gain on investments of $391,000 from net realized gains of $1.0 million for the six months ended June 30, 1998 to $636,000 for the six months ended June 30, 1999. The decrease in realized gains was the result of the lower volume of sales of warrants in connection with repayments of loans in 1999 compared to 1998.

     Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations increased $2.4 million or 34.0% from $7.2 million for the six months ended June 30, 1998 to $9.6 million for the six months ended June 30, 1999. Exclusive of the merger-related expenses $1.5 million, net increase in net assets resulting from operations increased $936,000 or 10.8% from $8.7 million for the six months period ended June 30, 1998 to $9.6 million for the six months ended June 30, 1999. The increase was attributable to the positive impact of portfolio growth coupled with an increase in the spread between average yield and average cost of funds. Return on assets and return on equity for the six months ended June 30, 1999, on an annualized basis, were 4.3% and 12.7%, respectively, compared to 4.7% and 11.5% for the six months ended June 30, 1998.


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

                                LIBO            Effective             Maturity
           Amount               Rate              Date                  Date
           ------               ----              ----                  ----
           $10,000,000          7.0%             5/12/97               5/13/99
           $10,000,000          7.0%             5/13/98              11/13/99
           $20,000,000          6.5%              4/7/98               9/30/99
           $20,000,000          7.0%             9/30/99               3/30/01

     Total premiums paid under the agreements are being amortized over the respective terms of the agreements. In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed rate indebtedness, such as SBA debentures. The Company currently has outstanding SBA debentures in the principal amount of $29.8 million with a weighted average rate of interest of 7.16%. At June 30, 1999, these debentures constituted 9.9% of the Company's total indebtedness.

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

Liquidity and Capital Resources

     The Company's sources of liquidity are credit facilities with bank syndicates, secured commercial paper, fixed rate, long-term debentures that are issued to or guaranteed by the SBA and loan amortization and prepayments. As a Regulated Investment Company ("RIC") under the Internal Revenue Code of 1986, as amended, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At June 30, 1999, the Company's total debt outstanding was $302.4 million at a weighted average interest rate of 6.21%. Of the total debt outstanding, $113 million or 37.3% consisted of bank debt, substantially all of which was at variable effective rates of interest with a weighted average rate of 6.11% or 189 basis points below the Prime Rate, 45.4% or $137.2 million consisted of short-term commercial paper at a weighted average interest rate of 5.93%, 9.9% or $29.8 million consisted of SBA debentures with fixed rates of interest with a weighted average rate of 7.16% and 7.4% or $22.5 million consisted of private placement debt with a weighted average interest rate of 7.20%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, or to fund loans that qualify under SBA regulations through MFC and Medallion Capital which are already subject to certain SBA restrictions. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to possible additional SBA funding, an additional $44.9 million of debt was available at June 30, 1999 at variable effective rates of interest averaging below the Prime Rate under the Company's $295.0 million bank credit facilities.

     The following table illustrates the Company's and each of the subsidiaries' sources of available funds and amounts outstanding under credit facilities at June 30, 1999:

                                        Medallion
                                        Financial        MFC         BLLC        MCI       MBC       Total
                                        ---------        ---         ----        ---       ---       -----
                                                    (dollars in thousands)
Cash and cash equivalents                $     57      $    4,105   $    --  $    3,069   $1,066  $    8,297
Revolving lines of credit                 100,000         195,000        --          --       --     295,000
  Amounts available                        37,500           7,366        --          --       --      44,866*
  Amounts outstanding                      62,500          50,450        --          --       --     112,950
    Average interest rate                    6.11%           6.11%       --          --       --        6.11%
    Maturity                                 7/00            6/01        --          --       --   7/00-6/01
Commercial paper
  Amounts outstanding                          --         137,184        --          --       --     137,184
    Average interest rate                      --            5.93%       --          --       --        5.93%
    Maturity                                   --            6/01        --          --       --        6/01
SBA debentures                                 --          19,310        --      10,500       --      29,810
    Average interest rate                      --            7.20%       --        7.08%      --        7.16%
    Maturity                                   --       9/00-9/05        --   3/06-6/07       --   9/00-6/07
Bonds                                          --          22,500        --          --       --      22,500
    Average interest rate                      --            7.20%       --          --       --        7.20%
    Maturity                                   --            6/04        --          --       --        6/04
Total cash and remaining amounts
  available under credit facilities        37,557          11,471        --       3,069    1,066      53,163
Total debt outstanding                   $ 62,500      $  229,444   $    --  $   10,500   $   --  $  302,444

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

     Government Regulation of Tobacco Advertising. In 1998, approximately 58.7% of Media's taxicab rooftop advertising revenue was derived from tobacco products advertising. Various federal, state and local government agencies, including the U.S. Food and Drug Administration (the "FDA") have from time to time proposed regulations restricting the sale and advertising of cigarette and smokeless tobacco products. Effective March 31, 1999, under the Master Settlement Agreement between tobacco manufactures and the attorneys general of various states (including the states in which the Company conducts its outdoor advertising business), the tobacco manufacturers have agreed to eliminate general outdoor and transit advertising of tobacco products. Accordingly, such restrictions may have an adverse effect upon the taxicab rooftop advertising business of the Company.

     Year 2000. The Company is currently addressing the Year 2000 problem, which concerns the inability of systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the Year 2000 and beyond. The Company, in the ordinary course of business, has for several years had several information system improvement initiatives underway. These initiatives include the installation of new loan servicing software and update of the general ledger system and such initiatives are expected to be Year 2000 compliant. The Company has implemented a five phase plan to remediate its information technology ("IT") and non-IT systems: (1) compiling an inventory of the company's computer hardware and software ("IT systems") and equipment ("non-IT systems"); (2) identifying and verifying the Year 2000 readiness of third parties; (3) assessing whether the systems can be remediated or must be replaced; (4) remediating or replacing IT and non-IT systems; (5) testing the remediated or replaced IT and non-IT systems. An inventory of IT and non-IT systems was completed by December 31, 1998. The Company has received Year 2000 compliance letters from each of its major software vendors and its major office systems vendors and is awaiting responses from additional parties. Phase three is substantially complete as of June 30, 1999. Planning for phases four and five began in the first quarter of 1999 and testing of critical systems are continuing and are scheduled to be completed by the end of the third quarter. Software and operating system tests are being conducted using fictitious transactions and each individual workstation and network server will be tested for Year 2000 compliance.

     The Company estimates that the total cost involved in the Year 2000 project is approximately $30,000. This excludes the costs related to new loan servicing software and an update of the general ledger system. These costs will be expenses as incurred, except for capitalizable hardware. The project is staffed with both external contractors and internal personnel. Approximately $12,500 has been spent to date.

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

The Company held its annual meeting of stockholders on June 16, 1999 (the "Annual Meeting").

The Company's stockholders were asked to take the following actions at the meeting:

(1) Elect two Class III Directors to serve until the 2002 annual meeting of stockholders or until their successors shall otherwise be elected (the "Board Proposal");

(2) Approve certain amendments to the Company's 1996 Non-employee Director Stock Option Plan to adjust the calculation of the number of shares of the Company's Common Stock issuable under options to be granted to a Non-employee Director upon his or her re-election. (the "Incentive Plan Proposal");

(3) Approve the renewal of the sub-advisory agreement between the Company and FMC Advisers, Inc. (the "Advisory Contract Proposal"); and

(4) Ratify the Board of Directors' selection of Arthur Andersen LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1999 (the "Auditors Proposal").



With respect to the Board Proposal, the two individuals nominated for director were elected by the affirmative vote of a majority of shares of common stock present at the Annual Meeting.

The nominees and the votes received by each are as follows:

                   Votes cast for                    Withheld
                ----------------------------------------------------------------
Alvin Murstein      10,880,427                        36,817
Benjamin Ward       10,880,427                        36,817


The Incentive Plan Proposal, Advisory Contract Proposal and Auditors Proposal were also approved by affirmative vote of a majority of shares of common stock present at the Annual Meeting. Each of the proposals received the following votes:


                            Votes cast for        Against        Abstentions
                ----------------------------------------------------------------
Incentive Plan Proposal      10,576,029           287,329           53,886
Advisory Contract Proposal   10,709,091           172,241           35,912
Auditors Proposal            10,878,741            14,346           24,157


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

(a) Exhibits

10.1 Amended and Restated Loan Agreement by and among Medallion Financial Corp., Medallion Business Credit, LLC, the Lenders Party Hereto, Fleet Bank, National Association as Agent and Swing Line Lender and Fleet Bank, National Association as Arranger, dated June 29, 1999.

10.2 Medallion Funding Corp. $22,500,000 7.20% Senior Secured Notes, Series A Due June 1, 2004 Note Purchase Agreement, dated as of June 1, 1999.

10.3 Security Agreement between Medallion Funding Corp., as debtor, and Fleet Bank, N.A., as Agent and secured party, for the benefit of the Travelers Insurance Company, the First Citicorp Life Insurance Company, Citicorp Life Insurance Company, United of Omaha Life Insurance Company and Companion Life Insurance Company dated June 1, 1999.

10.4 Security Agreement between Medallion Business Credit, LLC, as debtor and Fleet Bank, N.A., as Agent and secured party, for the benefit of The Banks and Swing Line Lender Signatory to the Amended and Restated Loan Agreement, dated as of June 29, 1999, among Medallion Financial Corp., Medallion Business Credit LLC, the Banks Signatory thereto, the Swing Line Lender and Fleet Bank, N.A., as Arranger and Agent, dated as of June 29, 1999.

10.5 Intercreditor Agreement, dated June 1, 1999, among Fleet Bank, N.A., as agent for and on behalf of the Banks, the Banks, the Senior Noteholders, Fleet, acting as collateral agent to the Senior Noteholders and Fleet as intercreditor collateral agent for the Senior Creditors.



10.6      $5,000,000 Swing Line Note, dated June 29, 1999.

10.7      $20,000,000 Revolving Credit Note No. 1, dated June 29, 1999.

10.8      $15,000,000 Revolving Credit Note No. 2, dated June 29, 1999.

10.9      $10,000,000 Revolving Credit Note No. 3, dated June 29, 1999.

10.10     $10,000,000 Revolving Credit Note No. 4, dated June 29, 1999.

10.11     $10,000,000 Revolving Credit Note No. 5, dated June 29, 1999.

10.12     $5,000,000 Revolving Credit Note No. 6, dated June 29, 1999.

10.13     $10,000,000 Revolving Credit Note No. 7, dated June 29, 1999.

10.14     $10,000,000 Revolving Credit Note No. 8, dated June 29, 1999.

10.15     $10,000,000 Revolving Credit Note No. 9, dated June 29, 1999.

27        Mediallion Financial Corp. Financial Data Schedule. Filed herewith.

                           MEDALLION FINANCIAL CORP.


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MEDALLION FINANCIAL CORP.



Date:  August 13, 1999        By:     /s/ Daniel F. Baker
                                      -------------------
                                      Daniel F. Baker
                                      Chief Financial Officer
                                      Signing on behalf of the registrant and as
                                      principal financial and accounting officer