Form 10-Q
period 1999-09-30
MEDALLION FINANCIAL CORP
filed 1999-11-15
CIK 1000209

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1999

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

                Yes  X        No  __
                    ---

   Number of shares of Common Stock outstanding at the latest practicable date, November 8, 1999:

               Class Outstanding             Par Value  Shares Outstanding
               -----------------             ---------  ------------------

Common Stock.................................     $.01          14,020,133

===============================================================================

                           MEDALLION FINANCIAL CORP.
                                   FORM 10-Q
                               September 30, 1999
                                     INDEX

                                                                          Page
                                                                          ----
PART I. Financial Information

Item 1.  Basis of Preparation..............................................   3
           Medallion Financial Corp. Consolidated Balance Sheets
            at September 30, 1999 and December 31, 1998....................   4
           Medallion Financial Corp. Consolidated Statement of Operations
            for the three and nine months ended September 30, 1999 and 1998 5 Medallion Financial Corp. Consolidated Statement of Cash
            Flows for the nine months ended September 30, 1999 and 1998....   6
           Notes to Consolidated Financial Statements......................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  16
          General..........................................................  16
          Consolidated Results of Operations (for the three months
            ended September 30, 1999 and 1998).............................  19
          Consolidated Results of Operations (for the nine months
            ended September 30, 1999 and 1998).............................  23
          Asset/Liability Management.......................................  27
          Liquidity and Capital Resources..................................  28
          Investment Considerations........................................  30

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K.................................  33

SIGNATURES  ...............................................................  35

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

          The financial information included in this report reflects the acquisition of Capital Dimensions, Inc. ("CDI") which was subsequently renamed Medallion Capital, Inc. The acquisition was completed on June 16, 1998 and was accounted for as a pooling-of-interests and, accordingly, the information included in the accompanying financial statements and notes thereto present the combined financial position and the results of operations of the Company and CDI as if they had operated as a combined entity for all periods presented. The financial information in this report is divided into two sections. The first section, Item 1, includes the unaudited consolidated balance sheet of the Company as of September 30, 1999 and the related statements of operations for the three and nine months ended September 30, 1999 and cash flows for the nine months ended September 30, 1999 and 1998. Item 1 also sets forth the consolidated balance sheet of the Company as of December 31, 1998. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations and sets forth an analysis of the financial information included in Item 1 for the three and nine months ended September 30, 1999 and 1998.

          The consolidated balance sheet of the Company as of September 30, 1999, the related statements of operations for the three and nine months ended September 30, 1999, and cash flows for the nine months ended September 30, 1999 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period nor be indicative of future period performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form10-K for the fiscal year ended December 31, 1998.

                           MEDALLION FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                  AT SEPTEMBER 30, 1999 and DECEMBER 31, 1998

                                                                   September 30,          December 31,
                                                                       1999                   1998
                                                             ---------------------------------------------
                                                                   (Unaudited)
ASSETS
Investments:
   Medallion loans                                                     $286,229,032           $266,061,808
   Commercial installment loans, net                                    151,805,758            106,422,835
   Equity investments, net                                               14,675,127             11,579,329
                                                                       ------------           ------------
Net investments                                                         452,709,917            384,063,972
Investment in and loans to unconsolidated subsidiary                      4,384,658              5,033,661
                                                                       ------------           ------------
             Total investments                                          457,094,575            389,097,633
Cash                                                                      3,368,784              6,027,596
Accrued interest receivable                                               4,086,787              3,640,301
Receivable from sale of loans                                             7,452,468              9,569,989
Servicing fee receivable                                                  3,271,750              2,290,303
Fixed assets, net                                                         1,803,654              1,662,973
Goodwill, net                                                             6,393,743              6,706,879
Other assets                                                              3,090,000              3,229,568
                                                                       ------------           ------------
              Total assets                                             $486,561,761           $422,225,242
                                                                       ============           ============

LIABILITIES
Accounts payable                                                       $ 14,050,846           $  5,593,101
Dividends payable                                                                 -              4,764,681
Accrued interest payable                                                  1,938,020              2,308,229
Notes payable to banks and demand notes                                 120,750,000            115,600,000
Private placement debt                                                   45,000,000                      -
Commercial paper                                                        138,296,832            103,081,785
SBA debentures payable                                                   10,500,000             41,590,000
                                                                       ------------           ------------
              Total liabilities                                        $330,535,698           $272,937,796

Negative goodwill, net                                                      531,116              1,072,916

Commitments and contingencies

SHAREHOLDER'S EQUITY
Preferred Stock (1,000,000 shares of $.01 par value
 stock authorized-none outstanding)                                               -                      -

Common stock (50,000,000 shares of $.01 par  value
 stock authorized - 14,020,133 and 14,013,768 shares
 outstanding at September 30, 1999 and December 31,
 1998, respectively)                                                   $    140,201           $    140,138



   Capital in excess of par value                                       141,426,067            141,376,068
   Accumulated undistributed income                                      13,928,679              6,698,324
                                                                       ------------           ------------
             Total shareholder's equity                                 155,494,947            148,214,530
                                                                       ------------           ------------
             Total liabilities and shareholder's equity                $486,561,761           $422,225,242
                                                                       ============           ============

Number of common shares and common stock equivalents                     14,115,744             14,143,537
Net asset value per share                                                    $11.02                 $10.48

     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998
                                  (Unaudited)

                                                   Three Months          Three Months          Nine Months           Nine Months
                                                       Ended                Ended                 Ended                 Ended
                                                September 30, 1999    September 30, 1998   September 30, 1999     September 30, 1998
                                               ---------------------  ------------------  -----------------------  -----------------
Investment income:
  Interest and dividend income on investments           $10,718,656          $ 8,848,391          $30,775,348          $26,290,506
  Interest income on short-term investments                  58,645               93,372              216,694              261,009
                                                        -----------          -----------          -----------          -----------
 Total investment income                                 10,777,301            8,941,763           30,992,042           26,551,515

 Interest expense:
  Notes payable to banks and demand notes                 1,998,434            2,027,737            5,808,713            6,865,979
  Commercial paper                                        1,870,986            1,112,697            5,277,644            2,024,638
  SBA debentures                                            419,953              794,886            1,865,366            2,352,689
  Private placement debt                                    551,865                    -              690,820                    -
                                                        -----------          -----------          -----------          -----------
 Total interest expense                                   4,841,238            3,935,320           13,642,543           11,243,306

 Net interest income                                      5,936,063            5,006,443           17,349,499           15,308,209

 Non-interest income:
  Equity in earnings of
     unconsolidated subsidiary                              138,632              480,561              439,104              823,009
  Accretion of negative goodwill                            180,600              180,600              541,800              541,800
  Gain on sale of loans                                     787,508              407,369            2,231,032            1,565,944
  Other income                                              476,501              419,114            1,569,557            1,007,652
                                                        -----------          -----------          -----------          -----------
 Total non-interest income                                1,583,241            1,487,644            4,781,493            3,938,405

Expenses:

  Administrative and advisory fees                           60,259               64,630              185,247              181,192
  Professional fees                                         525,088              184,794            1,369,191              481,573
  Salaries and benefits                                   2,357,126            1,388,080            6,621,513            3,964,189
  Rent expense                                              183,816              148,337              577,001              527,330
  Other operating expenses                                1,203,577            1,050,159            3,374,298            2,828,168
  Amortization of goodwill                                  101,426              135,542              413,437              375,961
  Prepayment penalty on SBA bond                             87,792                    -              165,064                    -
  Merger-related expenses                                         -                    -                    -            1,494,491
                                                        -----------          -----------          -----------          -----------
 Total expenses                                           4,519,084            2,971,542           12,705,751            9,852,904

 Net investment income                                    3,000,220            3,522,545            9,425,241            9,393,710

 Net realized gains on investments                        8,859,119              595,965            9,494,953            1,622,591
 Change in unrealized appreciation
  (depreciation), net                                    (5,799,018)              41,890           (3,208,033)             264,292

 Income tax benefit (provision)                            (147,350)              40,007             (209,663)              78,573
                                                        -----------          -----------          -----------          -----------
 Net increase in net assets
     Resulting from operations                          $ 5,912,971          $ 4,200,407          $15,502,498          $11,359,166
                                                        ===========          ===========          ===========          ===========

  Net increase in net assets resulting from
     Operations per common share
BASIC                                                         $0.42                $0.30                $1.11                $0.81
DILUTED                                                       $0.42                $0.30                $1.10                $0.81

Weighted average common shares outstanding:
Basic Average Shares                                     14,019,155           13,998,420           14,016,566           13,950,806
Diluted Average Shares                                   14,164,074           14,090,424           14,112,177           14,095,023

     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998
                                  (Unaudited)


                                                                               Nine Months                Nine Months
                                                                                  Ended                      Ended
                                                                           September 30, 1999         September 30, 1998
                                                                        -------------------------  -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                              $  15,502,498              $  11,359,166
 Adjustments to reconcile net increase in net assets resulting from
    Operations to net cash provided by (used for) operating
     activities:
     Depreciation and amortization                                                       448,420                    241,808
     Amortization of goodwill                                                            413,437                    375,961
     Accretion of negative goodwill                                                     (541,800)                  (541,800)
     Increase in equity in earnings of unconsolidated subsidiary                        (439,104)                  (823,009)
     Decrease (increase) in receivable from unconsolidated subsidiary                  1,088,107                   (462,555)
     Unrealized depreciation (appreciation), net                                       3,208,033                   (264,292)
     Net realized gain on investments                                                 (9,494,953)                (1,622,591)
     Increase in accrued interest receivable                                            (446,486)                (1,130,706)
     Decrease (increase) in receivable from sale of loans                              2,117,521                 (4,855,560)
     Increase in servicing fee receivable                                               (981,447)                  (469,821)
     Decrease in other assets                                                            139,568                  1,143,580
     Increase (decrease) in accounts payable and accrued expenses                      8,457,745                 (1,367,334)
     (Decrease) increase in accrued interest payable                                    (370,209)                 1,449,560
                                                                                   -------------              -------------

         Net cash provided by operating activities                                    19,101,330                  3,032,407
                                                                                   -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Originations of investments                                                       (194,048,515)              (157,331,497)
  Proceeds from sales and maturities of investments                                  131,750,261                112,177,495
  Payment for purchase of VGI, VGII and VOC                                                    -                (11,963,072)
  Capital expenditures                                                                  (750,173)                (1,284,620)
                                                                                   -------------              -------------

        Net cash used for investing activities                                       (63,048,427)               (58,401,694)
                                                                                   -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments of) notes payable to banks                                   5,150,000                 (9,050,000)
  Proceeds from private placement debt                                                45,000,000                          -
  Proceeds from issuance of commercial paper                                          35,215,047                 78,634,452
  Repayment of notes payable to the SBA                                              (31,090,000)                (4,380,000)
  Proceeds from exercise of stock options                                                 50,062                    496,014
  Payment of declared dividends to current stockholders                              (13,036,824)               (11,401,927)
                                                                                   -------------              -------------
       Net cash provided by financing activities                                      41,288,285                 54,298,539
                                                                                   -------------              -------------

NET DECREASE IN CASH                                                                  (2,658,812)                (1,070,748)

CASH, beginning of period                                                              6,027,596                  7,076,613

CASH, end of period                                                                $   3,368,784              $   6,005,865
                                                                                   =============              =============

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                                         $  14,012,752              $   9,676,664
                                                                                   =============              =============

     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999


(1) Organization of Medallion Financial Corp. and Its Subsidiaries

    Medallion Financial Corp. (the "Company") is a closed-end management investment company organized as a Delaware corporation in 1995. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). On May 29, 1996, the Company completed an initial public offering (the "Offering") of its common stock. In connection with the Offering, the Company issued and sold 5,750,000 shares at $11.00 per share and split the existing 200 shares of common stock outstanding into 2,500,000 shares. All share and related amounts in the accompanying financial statements have been restated to reflect this stock split. Offering costs incurred by the Company in connection with the sale of shares totaling $7,102,944 were recorded as a reduction of capital upon completion of the Offering. These costs were recorded, net of $200,000 payable by Tri-Magna Corporation and subsidiaries ("Tri-Magna") in accordance with the merger agreement (the "Merger Agreement") dated December 21, 1995 between the Company and Tri-Magna. In parallel with the Offering, the Company merged with Tri-Magna; acquired substantially all of the assets and assumed certain liabilities of Edwards Capital Company, a limited partnership; and acquired all of the outstanding voting stock of Transportation Capital Corp. ("TCC") (collectively, the "1996 Acquisitions"). The assets acquired and liabilities assumed from Edwards Capital Company were acquired and assumed by Edwards Capital Corporation ("Edwards"), a newly formed and wholly-owned subsidiary of the Company. As a result of the merger with Tri-Magna in accordance with the Merger Agreement, Medallion Funding Corp. ("MFC") and Medallion Taxi Media, Inc. ("Media"), formerly subsidiaries of Tri-Magna, became wholly-owned subsidiaries of the Company.

    MFC, Edwards and TCC are closed-end management investment companies registered under the 1940 Act and are each licensed as a small business investment company ("SBIC") by the Small Business Administration ("SBA"). As an adjunct to the Company's taxicab medallion finance business, Media operates a taxicab rooftop advertising business. The Company decided to merge all of the assets and liabilities of Edwards and TCC into MFC subject to the approval of the SBA. As of September 30, 1999, the Company merger was completed, and final approval was granted by the SBA.

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

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              September 30, 1999


    In connection with the 1996 Acquisitions, the Company received the Acquisition Order under the 1940 Act from the Commission. Approval from the Connecticut State Department of Banking and the SBA was obtained for the Business Lenders Acquisition.

    On May 27, 1998, the Company completed the acquisition of certain assets and assumption of certain liabilities of Venture Group I, Inc. ("VGI"), Venture Group II, Inc. ("VGII") and Venture Opportunities Corp. ("VOC") an SBIC lender, (hereinafter known as "VG Group"), headquartered in New York for an aggregate purchase price of $18.5 million which included the assumption of $6.5 million in liabilities. The purchase price was allocated to the assets based on their estimated fair values and approximately $16.7 million were allocated to investments. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $1.2 million and is being amortized on a straight-line basis over 15 years. These acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations for these acquisitions have been included in the consolidated results of the Company from the date of acquisition. Under this accounting method, the Company has recorded as its cost the fair value of the acquired assets and liabilities assumed. The difference between the cost of acquired companies and the sum of the fair values of tangible and identifiable intangible assets less liabilities assumed was recorded as goodwill.

    On June 16, 1998, the Company completed the merger with Capital Dimensions, Inc. ("CDI"), a Specialized Business Investment Company ("SSBIC") lender, headquartered in Minneapolis, Minnesota. CDI was subsequently renamed Medallion Capital, Inc. ("Medallion Capital"). The charter was amended to convert Medallion Capital to an SBIC. The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting.

    In September 1998, the Company created Medallion Business Credit LLC ("MBC") as a wholly-owned subsidiary. MBC originates loans to small businesses for the purpose of financing inventory and receivables.

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

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              September 30, 1999


     Under the 1940 Act and the Small Business Investment Act of 1958 and regulations thereunder (the "SBIA"), the Company's long-term loans are considered investments and are recorded at their fair value. Since no ready market exists for these loans, fair value is determined by the Board of Directors in good faith. In determining fair value, the Company and the Board of Directors take into consideration factors including the financial condition of the borrower, the adequacy of the collateral and the relationships between market interest rates and portfolio interest rates and maturities. Loans are valued at cost less unrealized depreciation. Any change in the fair value of the Company's investments as determined by the Board of Directors is reflected in net unrealized appreciation/depreciation of investments. Total net unrealized depreciation was $231,909 and $2,964,917 on total investments of $452,709,917 and $384,063,972 at September 30, 1999 and December 31, 1998,
respectively, of which $1,522,417 existed at the date of the Company's 1996 Acquisitions. The Board of Directors has determined that this valuation approximates fair value.

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The dilutive effect of potential common shares in 1997 and 1998, consisting of outstanding stock options is determined using the treasury method in accordance with SFAS No. 128. Basic and fully diluted EPS for the three and nine months ended September 30, 1999 and 1998 are as follows:


(Dollars in thousands, except shares and per share amounts)
Three months ended                    September 30, 1999                           September 30, 1998

------------------------------------------------------------------------------------------------------------------
                                                          Per Share                                    Per Share
                             Income         Shares         Amount         Income         Shares         Amount
------------------------------------------------------------------------------------------------------------------
Net Income                       $5,913                                       $4,200
Basic EPS:
Income available to
 common stockholders              5,913     14,019,155           $.42          4,200     13,998,420           $.30
Effect of dilutive
 options
Stock options                                  144,919                                       92,004
Diluted EPS:
Income available to               5,913     14,164,074           $.42          4,200     14,090,424           $.30
 common stockholders

(Dollars in thousands, except shares and per share amounts)
Nine months ended                     September 30, 1999                           September 30, 1998

------------------------------------------------------------------------------------------------------------------
                                                          Per Share                                    Per Share
                             Income         Shares         Amount         Income         Shares         Amount

------------------------------------------------------------------------------------------------------------------
Net Income                      $15,502                                      $11,359
Basic EPS:

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              September 30, 1999

Income available to
 common stockholders             15,502     14,016,566          $1.11         11,359     13,950,806           $.81

Effect of dilutive
 options
Stock options                                   95,611                                      144,217
Diluted EPS:
Income available to              15,502     14,112,177          $1.10         11,359     14,095,023           $.81
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

(3)        Merger

   On June 16, 1998, the Company completed the merger with Capital Dimensions, Inc. ("CDI"), a SSBIC lender, headquartered in Minneapolis, MN. CDI was subsequently renamed Medallion Capital, Inc. ("Medallion Capital"). The Company issued 0.59615 shares of its common stock for each outstanding share of CDI. A total of 1,112,677 shares of the Company's common stock was issued as a result of the merger, and each of CDI's outstanding stock options were converted to purchase common shares of the Company. The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting. The following tables set forth the results of operations of CDI and the Company for the nine months ended September 30, 1998 and are included in the accompanying consolidated statement of operations.

(Dollars in thousands)

--------------------------------------------------------------------------------------------------------------------
For the nine months ended September 30, 1998                The Company                  CDI                Combined
--------------------------------------------------------------------------------------------------------------------
Total Investment Income                                       $24,545                   $2,007               $26,552
Net increase in net assets from operations                    $ 8,993                   $2,366               $11,359


(4) Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

   The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              September 30, 1999

investment portfolio. In addition, changes in unrealized appreciation (depreciation) of investments are recorded and represent the net change in the estimated fair values of the portfolio assets at the end of the period as compared with their estimated fair values at the beginning of the period or the cost of such portfolio assets, if purchased during the period. Realized gains or losses on investments consist of the excess of the procedds derived upon foreclosure over the cost basis of a loan, write-offs of loans or assets acquired in satisfaction of loans, net of recoveries, or sale of investments. Generally, "realized gains (losses) on investments" and "changes in unrealized appreciation (depreciation) of investments" are inversely related. When an appreciated asset is sold to realize a gain, a decrease in unrealized appreciation occurs when the gain associated with the asset (if previously recognized as an unrealized gain) is transferred from the "unrealized" to the "realized" category. Conversely, when a loss previously recognized as an unrealized loss is realized by the sale or other disposition of a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in net unrealized appreciation and an increase in realized loss. For the three and nine months ended September 30, 1999, gross unrealized appreciation and depreciation and gross realized gains and losses were as follows:

                                             Three months          Nine months
                                                 Ended                Ended
                                          September 30, 1999   September 30, 1999

Increase in net unrealized appreciation
 on investments:
    Unrealized appreciation                      $ 3,361,616          $12,666,590
    Unrealized depreciation                       (3,050,450)          (9,426,779)
Realized gain                                     (6,300,000)          (6,809,795)
Realized loss                                        189,816              361,951
                                                 -----------          -----------
          Total                                  $(5,799,018)         $(3,208,033)
                                                 -----------          -----------

Net realized gain on investments:
Realized gain                                    $ 9,048,935          $ 9,856,904
Realized loss                                       (189,816)            (361,951)
                                                 -----------          -----------
          Total                                  $ 8,859,119          $ 9,494,953
                                                 -----------          -----------

          Unrealized appreciation for the three and nine months ended September 30, 1999, respectively relates primarily to the Company's investment in Radio One, Inc. ("Radio One"). During May 1999, Radio One completed an initial public offering of its stock. At September 30, 1999, the Company's investment in Radio One consisted of 304,122 shares. The Company had certain restrictions as to the time period over which this investment could be sold. These certain restrictions expired during September 1999. Therefore, at September 30, 1999, the Company valued the shares held at the per share market price of $41.50. Realized gains for the quarter ended September 30, 1999 represent gains on the sale of shares of Radio One.


(5)  Investment in Unconsolidated Subsidiary

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              September 30, 1999

          The Company's investment in Media is accounted for under the equity method because as a non-investment company, Media cannot be consolidated with the Company which is an investment company under the 1940 Act. Financial information presented for Media includes the balance sheets as of September 30, 1999 (unaudited) and December 31, 1998 and unaudited statements of operations for the three and nine months ended September 30, 1999 and 1998:


Balance Sheet                                                   September 30,     December 31,
                                                                   1999             1998
                                                                   ----             ----
Cash                                                         $       103,207      $1,381,893
Accounts receivable                                                2,426,238       2,614,842
Equipment, net                                                     1,613,780       1,564,341
Goodwill                                                           1,640,839         991,279
Other                                                                715,794         571,058
                                                             ---------------      ----------
       Total assets                                          $     6,499,858      $7,123,413
                                                             ===============      ==========

Notes payable to parent                                      $     1,604,740      $2,692,847
Accounts payable and accrued expenses                                416,674         327,392
Other Liabilities and
       income taxes payable                                        1,589,909       1,653,743
                                                             ---------------      ----------
       Total liabilities                                           3,611,323       4,673,982

Equity
Common Stock                                                       1,001,000       1,001,000
Retained earnings                                                  1,887,535       1,448,431
                                                             ---------------      ----------
       Total equity                                                2,888,535       2,449,431

Total liabilities and shareholders' equity                   $     6,499,858      $7,123,413
                                                             ===============      ==========

Statements of Operations                  Three Months    Three Months    Nine Months     Nine Months
                                              Ended          Ended           Ended           Ended
                                          September 30,   September 30,   September 30,   September 30,
                                              1999           1998            1999            1998
                                         ---------------------------------------------------------------
Advertising revenue                          $2,542,441      $2,256,908      $7,357,591      $5,229,234
Cost of service                                 998,639         606,150       3,034,424       1,677,200
                                             ----------      ----------      ----------      ----------

Gross margin                                  1,543,802       1,650,758       4,323,167       3,552,034
Other operating expenses                      1,312,748         870,377       3,629,499       2,179,025
                                             ----------      ----------      ----------      ----------

Income before taxes                             231,054         780,381         693,668       1,373,009
Income tax provision                            (92,422)       (300,000)       (254,564)       (550,000)
                                             ----------      ----------      ----------      ----------

Net income                                   $  138,632      $  480,381      $  439,104      $  823,009
                                             ==========      ==========      ==========      ==========

          During the quarter ended June 30, 1999, approximately $300,000 of advertising revenue was deferred relating to taxicab rooftop advertising displays ("Displays") displayed in

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              September 30, 1999

new markets, pending the completion of appropriate documentation. The revenue was subsequently recognized in the third quarter of 1999, as the documentation was completed.

          On February 2, 1999, Media purchased 100% of the common stock of Transit Advertising Displays, Inc. ("TAD") for $848,500. TAD is a taxicab rooftop advertising company headquartered in Washington, D.C. operating 1,300 installed Displays in the Baltimore, MD and Washington, D.C. areas. The purchase was accounted for under the purchase method of accounting and the results of operations are consolidated with those of Media. Included in the purchase price was certain premiums paid totaling $712,701, which represented goodwill and is being amortized over 15 years.

(6)  Debt

          The table below summarizes the various debt agreements the Company and its subsidiaries had outstanding at September 30, 1999 and December 31, 1998:

                               September 30, 1999  December 31, 1998
                               ------------------  -----------------
Notes payable to banks:
  Total facilities                   $295,000,000       $252,500,000
  Maturity of facilities                6/00-6/01          6/99-7/99
  Total amounts outstanding          $120,750,000       $115,600,000
                                     ============       ============

SBA debentures payable               $ 10,500,000       $ 41,590,000
                                     ============       ============

  Maturity date                         3/06-6/07          9/00-6/07

Private placement debt               $ 45,000,000       $         --
                                     ============       ============

  Maturity date                              6/04                 --

          Under the revolving credit agreement between MFC and its lenders, as amended, MFC is required to maintain minimum tangible net assets of $65,000,000 and certain financial ratios. The Company believes that MFC was in compliance with such requirements at September 30, 1999.

          On June 1, 1999, MFC issued $22.5 million of senior secured notes (the Notes) that mature on June 1, 2004. The Notes bear a fixed rate of interest of 7.2% and interest is paid quarterly in arrears. The Notes rank pari pasu with the bank debt and commercial paper through inter-creditor agreements. On September 1, 1999, the note-holders purchased an additional $22.5 million under the same terms and conditions. The proceeds of the Notes were used to pre-pay all the outstanding SBA debentures of MFC. Prepayment of some of these SBA debentures caused MFC to incur penalties of approximately $88,000 and $165,000 for the three and nine months ended September 30, 1999, respectively.

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              September 30, 1999

      On June 1, 1999, MFC extended its $195 million revolving credit facility until June 30, 2001.

      On June 29, 1999, Medallion Financial increased its revolving credit facility to $100 million and extended the maturity until June 28, 2000.

(7)   Commercial Paper

      On March 13, 1998, MFC entered into a commercial paper agreement with Salomon Smith Barney to sell up to an aggregate principal amount of $195 million in secured commercial paper through private placements pursuant to Section 4(2) of the Securities Act of 1933. Amounts outstanding at any time under the program are limited by certain covenants, including a requirement that MFC retain an investment grade rating from at least two of the four nationally recognized rating agencies, and borrowing base calculations as set forth in MFC's syndicated credit facilities, which act as backup to the commercial paper program on a pari passu basis. The commercial paper program has no specified maturity and may be terminated by the Company at any time. On July 30, 1999, MFC entered into a commercial paper dealer agreement with U.S. Bancorp. As of September 30, 1999, MFC had approximately $138 million outstanding at a weighted average interest rate of 5.76%.

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

Nine months ended September 30, 1999                        Taxicab
                                            Lending       Advertising        Total
                                          -------------------------------------------
Net interest income
                                          $  17,349,499                   $17,349,499
Depreciation and amortization                   448,420                       448,420
Income tax benefit (provision)                 (209,663)                     (209,663)
Net increase in net assets resulting
 from operations                             15,063,394     439,104        15,502,498
Segment assets                              482,177,103   4,384,658       486,561,761
Capital expenditures                            750,173     361,285                **

Nine months ended September 30, 1998                        Taxicab
                                            Lending       Advertising        Total
                                          -------------------------------------------

Net interest income                      $  15,308,209                                           $15,308,209
Depreciation and amortization                  241,808                                                241,808
Income tax benefit (provision)                  78,573                                                 78,573
Net increase in net assets resulting
  from operations                           10,536,157            823,009                          11,359,166
Segment assets                             407,602,230          3,981,625                         411,583,855
Capital expenditures                         1,284,620            534,770                                  **


** Capital expenditures for the Company are equal to expenditures for the lending segment. Capital expenditures related to the taxicab advertising segment are included in order to provide additional information.


(9)  Subsequent Events

     On November 4, 1999, MFC declared a dividend payable to the Company in the amount of $400 per share payable on November 5, 1999 (aggregating $2,663,600) and Medallion Capital declared a dividend payable to the Company in the amount of $4.50 per share payable on November 5, 1999 (aggregating $8,398,971). With the proceeds of these dividends, on November 4, 1999, the Company declared a dividend in the amount of $0.32 per share (aggregating $4,486,443) payable on December 1, 1999 to the shareholders of record on November 19, 1999.

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

                                                                      December 31, 1998                         September 30, 1999


                                           Weighted                      Percentage      Weighted                  Percentage
                                            Average      Principal        of Total        Average    Principal       of Total
                                             Yield        Amounts         Portfolio        Yield      Amounts       Portfolio
                                         -------------  ------------  -----------------  ----------  ---------  ------------------

Medallion Loan Portfolio                         9.03%   $266,061,808       69.0%           9.00%    $286,229,032       63.2%
Commercial Installment Loan Portfolio           12.13%    106,422,835       28.0%          11.59%     151,805,758       33.5%
Equity Investments                                   -     11,579,329        3.0%               -      14,675,127        3.3%
                                          ------------   ------------ ------------   ------------    ------------ ------------
Total Portfolio                                  9.93%   $384,063,972      100.0%           9.93%    $452,709,917      100.0%
                                          ============   ============ ============   ============    ============ ============


Yield Summary:

          The weighted average yields e.o.p./1/. of the Medallion Loan portfolio decreased 3 basis points to 9.00% at September 30, 1999. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. To offset the resulting decline in investment income, the Company increased the origination of loans with shorter interest rate maturity dates. The weighted average yields e.o.p. of the Commercial Installment Loan portfolio decreased 54 basis points to 11.59% at September 30, 1999 from 12.13% at December 31, 1998 due to an increase of originations of adjustable rate loans tied to the prime rate which are issued at lower rates than the fixed rate, longer term notes that were historically originated. The weighted average yields e.o.p. of the entire portfolio remained flat at 9.93% at September 30,1999 as compared to December 31, 1998 due to a shift in the mix of the portfolio to the higher yielding Commercial Loans.


Portfolio Summary:

          Medallion Loans constituted 63.2% of the total portfolio of $452.7 million at September 30, 1999 and 69.0% of the total portfolio of $384.1 million at December 31, 1998. The Medallion Loan portfolio increased by $20.2 million or 7.6%. The increase is due to growth in New York as well as, markets outside New York such as Chicago, Newark and

-----------------------
/1/ e.o.p. or "end of period," indicates that a calculation is made at the date indicated rather than for the period then ended.

Baltimore. The Commercial Installment loan portfolio comprised 33.5%, of the total portfolio at September 30, 1999 compared to 28.0% at December 31, 1998. The Commercial Loan portfolio grew by $45.4 million or 42.6% due to strong growth in the mezzanine finance, SBA 7(a) program and asset-based lending portfolios.

          Equity Investments represented 3.3% and 3.0% of the Company's entire portfolio at September 30, 1999 and December 31, 1998, respectively.

          Trend in Interest Expense. The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates, secured commercial paper and, to a lesser degree, fixed-rate, long-term debentures issued to or guaranteed by the SBA. In recent years, the Company has reduced its reliance on SBA financing and increased the relative proportion of bank debt to total liabilities. SBA financing has offered attractive rates, however, such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the Small Business Investment Act of 1958, as amended (the "SBIA") and SBA Regulations through subsidiaries subject to SBA restrictions. As of September 30, 1999, the Company has repaid the $31 million of SBA debentures which had a 7.38% rate of interest that was to increase to 7.50% at MFC, ECC and TCC with $45 million of fixed 7.20% long term notes. Further, the Company believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt and secured commercial paper has generally decreased its interest expense thus far, but has also increased the Company's exposure to the risk of increases in market interest rates which the Company attempts to mitigate with certain matching strategies. The Company also expects that net interest income should increase as the Company issues more commercial paper in lieu of bank debt and will thus permit an increase in the size of the loan portfolio. At the present time commercial paper is generally priced at approximately 70 basis points below the rate charged under the Company's revolving credit facilities. At September 30, 1999 and December 31, 1998, short-term LIBOR-based debt including commercial paper constituted 82.4% and 84.0% of total debt, respectively. At September 30, 1999 and December 31, 1998, commercial paper constituted 44.0% and 39.6% of total debt, respectively.

          The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium over LIBOR paid by the Company on its LIBOR-based debt and secured commercial paper, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 1-180 days. The Company's debentures issued to or guaranteed by the SBA typically have initial terms of ten years. The Company's cost of funds reflect fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the 90- and 180-day

LIBOR (the "LIBOR Benchmark"). The Company's average cost of funds e.o.p. at September 30, 1999 was 6.27% or 107 basis points over the LIBOR Benchmark of 5.14% down from 6.42% or 121 basis points over the LIBOR Benchmark of 5.21% at December 31, 1998.

          Taxicab Advertising. In addition to its finance business, the Company also operates a taxicab advertising business through Media, which began operations in November 1994. Media's revenue is primarily affected by the number of taxicab rooftop advertising Displays owned and occupied and the advertising rate per Display. At September 30, 1999, Media had approximately 9,200 advertising units for sale of which 6,200 were rooftop displays and 3,000 were trunk signs. Media will receive a fee for the advertising it sells on the trunk signs which are owned and maintained by Yellow Cab Service Corp., the taxi division of Coach U.S.A., based on a two-year agreement with them. As this agreement was signed on September 30, 1999, revenue has not yet been recognized for these trunk signs. Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company because Commission regulations prohibit the consolidation of non-investment companies with investment companies.

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

Consolidated Results of Operations

For the Three Months Ended September 30, 1999 and 1998.

          Performance Summary. For the three months ended September 30, 1999, net increase in net assets resulting from operations has been positively impacted by the growth of the loan portfolio, a decrease in the average cost of funds and an increase in realized gains from the shares of stock held in an investment.

          Investment Income. Investment income increased $1.8 million or 20.2% to $10.8 million for the three months ended September 30, 1999 from $8.9 million for the three months ended September 30, 1998. The Company's investment income reflects the positive impact of portfolio growth. The average portfolio outstanding was $441.2 million, for the third quarter of 1999, which produced interest income of $10.8 million at a weighted average interest rate of 10.07% compared to an average of $372.3 million for the third quarter of 1998, which produced investment income of $8.9 million at a weighted average interest rate of 9.76%.

          Loan originations net of participations increased by $29.3 million or 75.5% to $67.1 million for the three month period ended September 30, 1999 compared to $37.8 million for the three month period ended September 30, 1998. The originations were offset by prepayments, terminations and refinancings by the Company aggregating $48.5 million in the third quarter of 1999 compared to $26.3 million in the third quarter of 1998.

          The weighted average yield e.o.p. of the entire portfolio decreased 3 basis points to 9.93% at September 30, 1999 from 9.96% at September 30, 1998. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans, coupled with a decrease in the average yield on Commercial Installment Loans offset by an increase in the percentage of the portfolio composed of higher yielding Commercial Installment Loans which historically were originated at a yield of approximately 300 basis points higher than Medallion Loans and 250 to 600 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the Medallion Loan portfolio decreased 3 basis points to 9.00% at September 30, 1999 from 9.03% at September 30, 1998. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. The average yield of the Commercial Installment Loan portfolio decreased 110 basis points to 11.59% at September 30, 1999 from 12.69% at September 30, 1998. The decline in the commercial portfolio yield is due in part to the drop in prime rate as the quantity of floating rate loans tied to prime has increased as a percentage of the Commercial portfolio. Thus, shifting the average yield on commercial loans lower. In addition, the current interest rate environment is such that the Company has increased the origination of loans with shorter interest rate maturity dates, which are issued at a lower interest rate further contributing to the decline in the portfolio yield. However, the shorter maturity dates further reduces the Company's interest rate risk exposure. The decrease in average yield e.o.p. of the entire loan portfolio was offset in part by the growth in the Commercial loan portfolio during the period.

          Interest Expense. The Company's interest expense increased $906,000 or 23.0% to $4.8 million for the three months ended September 30, 1999 from $3.9 million for the three months ended September 30, 1998. The Company's average cost of funds e.o.p. decreased 24 basis points to 6.27% or 79 basis points over the LIBOR benchmark of 5.48% at September 30, 1999 from 6.51% or 91 basis points over the LIBOR benchmark of 5.60% at September 30, 1998. The decrease in the average cost of funds e.o.p. was caused by reduction in the premium to LIBOR paid combined with a 28 basis point decrease in the LIBOR benchmark. Also contributing to the decrease in average cost of funds e.o.p. was the Company's issuance of commercial paper, which at the present time is priced approximately 70 basis points less than the Company's revolving credit facilities. Average total borrowings increased $65.6 million or 27.0% from $242.9 million for the three months ended September 30, 1998, which produced an interest expense of $3.9 million at a weighted average interest rate of 6.48%, to $308.5 million for the three months ended September 30, 1999, which produced an interest expense of $4.8 million at a weighted average interest rate of 6.28%. The weighted average interest rates include commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The percentage of the Company's short-term LIBOR based indebtedness and commercial paper increased as a percentage of total indebtedness from 80.5% at September 30, 1998 to 82.4% at September 30, 1999.

          Net Interest Income. Net interest income increased $930,000 or 18.6% to $5.9 million for the three months ended September 30, 1999 from $5.0 million for the three months ended September 30, 1998. The increase in net interest income is the result of the 51 basis point or 15.5% increase in the average spread between the average yield on the portfolio and the average cost of funds to 3.79% for the three-month period ended September 30, 1999 from 3.28% for the three-month period ended September 30, 1998.

          Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue increased $285,000 or 12.4% to $2.5 million in the third quarter of 1999 compared to $2.3 million in the third quarter of 1998. Display rental costs increased $392,000 or 64.8% for the quarter. Gross margin was $1.5 million or 60.0% of advertising revenue for the third quarter of 1999 compared to $1.65 million or 71.7% for the third quarter of 1998. The decrease in gross margin is partly due to the loss of tobacco advertising contracts which contributed to an 81.4% occupancy rate in the third quarter of 1999 compared to 100% in 1998 and an overall cost of sales increase resulting from an increase in the number of Displays installed. The number of Displays owned by Media increased approximately 1,400 or 29.2% to approximately 6,200 at September 30, 1999 from approximately 4,800 at September 30, 1998. Operating costs increased $442,000 or 50.8% to $1.3 million in the third quarter of 1999 from $870,000 in the third quarter of 1998. The increase in operating costs is reflects the expansion of Media's operations primarily from the acquisition of Taxi Ads LLC and Transit Advertising Displays Inc. which added a combined total of approximately 2000 tops in five new cities. The resulting net income for the third quarter of 1999 was $139,000 compared to net income of $480,000 in the third quarter of 1998. Net income is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations.

          Gain on sale of loans. The Company experienced a gain on the sale of the guaranteed portion of SBA 7(a) loans in the amount of $788,000 on loans sold amounting to 14.6 million during the third quarter of 1999 compared to $407,000 on loans sold amounting to $6.9 million during the third quarter of 1998. The increase of $381,000 is due to an increase in the volume of loans sold offset by a slight decline in the premiums in the secondary market. The

Company accounts for gains on sale of loans in accordance with SFAS No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities) and EITF 88-11.

          Other Income. The Company's other income increased $57,000 or 13.6% to $476,000 for the three months ended September 30, 1999 from $419,000 for the three months ended September 30, 1998. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. The increase in other income is primarily due to an increase in fees collected in connection with several refinancings completed during the quarter.

          Non-Interest Expenses. The Company's non-interest expenses increased $1.5 million or 50.0% to $4.5 million for the three months ended September 30, 1999 from $3.0 million for the three months ended September 30, 1998. Professional fees increased $340,000 or 184.0% due to an increase in audit, tax and legal fees paid and accrued for research related to acquisition candidates as compared to the third quarter of 1998. The increase in salaries and benefits of $969,000 or 69.8% in the third quarter of 1999 compared to the third quarter of 1998 is the result of the effect of year-end raises, salaries of personnel hired since September 30, 1998, and bonuses paid and accrued for in the quarter. Other operating expenses increased $153,000 or 14.6% as compared to the third quarter of 1998 due to expenditures related to a new loan accounting system.

          Net Investment Income. Net investment income decreased $522,000 or 14.9% to $3.0 million in the third quarter of 1999 from $3.5 million in the third quarter of 1998. The decrease is attributable to an increase in operating expenses and the $342,000 decline in earnings of the unconsolidated Media subsidiary.

          Net Realized Gain on Investments. The Company had net realized gains of $8.9 million for the three months ended September 30, 1999, an increase of $8.3 million from net realized gains of $596,000 for the three months ended September 30, 1998. The realized gains during the third quarter of 1999 were a result of the sale of shares held in Radio One, Inc.

          Change in Net Unrealized Appreciation (Depreciation). The change in net unrealized depreciation increased $5.8 million for the three months ended September 30, 1999 from $42,000 for the three months ended September 30, 1998. The unrealized depreciation during the third quarter of 1999 resulted from a $3.0 million of unrealized depreciation for additional loan loss reserve, offset by $3.4 million in unrealized appreciation due to the shares held of Radio One, Inc. at September 30, 1999 and a net decrease of $6.1 million of unrealized appreciation resulting primarily from the sale of Radio One shares during the third quarter of 1999 producing realized gains.

          Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations increased $1.7 million or 40.5% to $5.9 million for the three months ended September 30, 1999 from $4.2 million for the three months ended September 30, 1998. The increase was attributable to the positive impact of portfolio growth, an increase in average spread between average yield and average cost of funds and higher unrealized gains on investments offset by an increase in operating expenses and a decline in earnings from Media. Return on average assets and return on average equity for the three months ended September 30, 1999, on an annualized basis, were 5.0% and 15.3%, respectively, compared to 4.4% and 11.0% for the three months ended September 30, 1998.

Consolidated Results of Operations

For the Nine Months Ended September 30, 1998 and 1999.

          Performance Summary. For the nine months ended September 30, 1999, net increase in net assets resulting from operations has been positively impacted by the growth of the loan portfolio, a increase in the spread of average yield over average cost of funds and an increase in realized and unrealized gains on an investment offset by an increase in operating expenses.

          Investment Income. Investment income increased $4.4 million or 16.5% from $26.6 million for the nine months ended September 30, 1998 to $31.0 million for the nine months ended September 30, 1999. The Company's investment income reflects the positive impact of portfolio growth and dividend income on equity investments during the nine months ended September 30, 1999. Total portfolio growth was $68.6 million or 17.9% from $384.1 million at December 31, 1998 to $452.7 million at September 30, 1999 as compared to $63.3 million or 20.2% from $313.3 million at December 31, 1997 to $376.6 million at September 30, 1998.
The average portfolio outstanding was $418.4 million for the nine month period ended September 30, 1999, which produced interest income of $31.1 million at a weighted average interest rate of 9.73% compared to an average of $346.5 million for the nine month period ended September 30, 1998, which produced investment income of $26.6 million at a weighted average interest rate of 10.41%.

          Loan originations net of participations increased by $36.7 million or 23.3% from $157.3 million for the nine month period ended September 30, 1998 to $194.0 million for the nine month period ended September 30, 1999. Not included in originations for the nine months ended September 30, 1998 are purchases of
$16.9 million of loans acquired from VGI, VGII and VOC in May, 1998.   The
originations were offset by prepayments, terminations and refinancings by the Company aggregating $112.2 million for the nine month period ended September 30, 1998 compared to $131.8 million for the nine month period ended September 30, 1999.

          Weighted average yield e.o.p. of the entire portfolio decreased 3 basis points from 9.96% at September 30, 1998 to 9.93% at September 30, 1999. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans, coupled with a decrease in the average yield on Commercial Installment Loans offset by an increase in the percentage of the portfolio composed of higher yielding Commercial Installment Loans which historically have been originated at a yield of approximately 300 basis points higher than Medallion Loans and 250 to 600 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the Medallion Loan portfolio decreased 3 basis points from 9.03% at September 30, 1998 to 9.00% at September 30, 1999. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to loans being originated at lower interest rates due to competition.

To offset the resulting decline in investment income, the Company increased the origination of loans with shorter interest rate maturity dates, thereby reducing the Company's interest rate risk exposure. The average yield of the Commercial Installment Loan portfolio decreased 110 basis points from 12.69% at September 30, 1998 to 11.59% at September 30, 1999. The decline in the commercial portfolio yield is the result of the decrease in prime rate and the increase in the number of loans tied to prime. This shifts the average yield on commercial yields lower, however, interest rate exposure is mitigated by the floating rate nature of these loans. The percentage of the portfolio composed of Commercial Installment Loans increased from 24.4% at September 30, 1998 to 33.5% at September 30, 1999. The Company continues to pursue a shift in its portfolio mix towards higher yielding Commercial Installment Loans.

          Interest Expense. The Company's interest expense increased $2.4 million or 21.4% from $11.2 million for the nine months ended September 30, 1998 to $13.6 million for the nine months ended September 30, 1999. The Company's average cost of funds e.o.p. decreased 24 basis points from 6.51% or 91 basis points over the LIBOR benchmark of 5.60% at September 30, 1998 to 6.27% or 79 basis points over the LIBOR benchmark of 5.48% at September 30, 1999. The decrease in the average cost of funds e.o.p. was caused by a reduction in the premium to LIBOR paid by the Company combined with a 12 basis point decrease in the LIBOR benchmark. Also contributing to the decrease in cost of funds e.o.p. was the Company's issuance of commercial paper, which at the present time is priced approximately 70 basis points less than the Company's revolving credit facilities. Average total borrowings increased $74.2 million or 34.8% from $213.2 million for the nine months ended September 30, 1998, which produced an interest expense of $11.2 million at a weighted average interest rate of 7.03% to $287.4 million for the nine months ended September 30, 1999 which produced an interest expense of $13.6 million at a weighted average interest rate of 6.33%. The weighted average interest rates include commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The percentage of the Company's short-term LIBOR based secured indebtedness which includes secured commercial paper increased as a percentage of total indebtedness from 80.5% at September 30, 1998 to 82.4% at September 30, 1999.

          Net Interest Income. Net interest income increased $2.0 million or 13.1% from $15.3 million for the nine months ended September 30, 1998 to $17.3 million for the nine months ended September 30, 1999. Net interest income reflects the positive impact of the portfolio growth during the nine months ended September 30, 1999 coupled with an increase in the spread between average yield and average cost of funds. The average spread between the average yield on the portfolio and the average cost of funds increased 2 basis points or 0.6% from 3.38% for the nine month period ended September 30, 1998 to 3.40% for the nine month period ended September 30, 1999.

          Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue increased $2.1 million or 40.4% from $5.2 million for the nine months ended September 30, 1998 to $7.3 million for the nine months ended September 30, 1999. Display rental costs increased $1.3 million or 76.5% from $1.7 million for the nine months ended September 30, 1998 to $3.0 million for the nine months ended September 30, 1999. This resulted in a gross margin of approximately $3.6 million or 69.2% of advertising revenue for the nine months ended September 30, 1998 compared to $4.3 million or 58.9% for the nine months ended September 30, 1999. The decrease in gross margin is partly due to the loss of tobacco advertising contracts which contributed to an 82.6% occupancy rate in the nine months ended September 30, 1999 compared to 100% in 1998 and an overall cost of sales increase resulting from an increase in the number of Displays installed. The number of Displays owned by Media increased 29.2% from 4,800 at September 30, 1998 to 6,200 at September 30, 1999. Operating costs increased $1.4 million or 63.6% from $2.2 million for the nine months ended September 30, 1998 to $3.6 million for the nine months ended September 30, 1999. The increase in operating costs reflects the expansion of Media's operations primarily from the acquisition of Taxi Ads LLC and Transit Advertising Displays Inc. which added a combined total of approximately 2000 tops in five new cities. Media generated net income of $823,000 for the nine-month period ended September 30, 1998 compared to net income of $439,000 for the nine-month period ended September 30, 1999. Net income is recorded as equity in earnings or losses of the unconsolidated subsidiary on the Company's statement of operations.

          Gain on sale of loans. The Company experienced a gain on the sale of the guaranteed portion of SBA 7(a) loans in the amount of $2.2 million on $37.1 million loans sold during the nine months ended September 30, 1999 as compared to a gain of $1.6 million on $19.0 million of loans sold during the nine months ended September 30, 1998. The Company accounts for gains on sale of loans in accordance with SFAS No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities) and SOP 88-5 11.

          Other Income. The Company's other income increased $562,000 or 56.2% from $1.0 million for the nine months ended September 30, 1998 to $1.6 million for the nine months ended September 30, 1999. Other income was primarily derived from late charges, prepayment fees and miscellaneous income. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

          Non-Interest Expenses. The Company's non-interest expenses increased $2.8 million or 28.3% from $9.9 million for the nine months ended September 30, 1998 to $12.7 million for the nine months ended September 30, 1999. Included in non-interest expenses for the nine months ended September 30, 1998 are $1.5 million of expenses related to the merger with Medallion Capital. Exclusive of these expenses, non-interest expenses increased $4.3 million or 51.2% from $8.4 million for the nine months ended September 30, 1998 to $12.7 million for the nine months ended September 30, 1999. Other operating expenses increased $546,000 or 19.5% from $2.8 million for the nine months ended September 30, 1998 to $3.4 for the nine months ended September 30, 1999 primarily due to costs associated with the installation of a new loan accounting program. Salaries and benefits increased $2.6 million or 65.0% from $4.0 million for the nine months ended September 30, 1998 to $6.6 million for the nine months ended September 30, 1999 is the result of the effect of year-end raises, salaries of personnel hired since September 30, 1998, and bonuses paid and accrued for in the period. Professional fees increased $888,000 or 184.2% from $482,000 for the nine months ended

September 30, 1998 to $1.4 million for the nine months ended September 30, 1999 due to higher audit fees incurred to restate prior year financials in connection with the pooling-of-interest and fees paid and accrued for research related to acquisition candidates. Investment advisory fees increased $4,000 from $181,000 for the nine months ended September 30, 1998 to $185,000 for the nine months ended September 30, 1999.

          Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill was $376,000 for the nine months ended September 30, 1998 and $413,000 for the nine months ended September 30, 1999, and relates to $6.5 million of goodwill generated in the acquisitions of Edwards and TCC. The increase in amortization of goodwill is primarily related to the purchases of assets of VGI, VGII and VOC. The goodwill resulting from these acquisitions amounted to $1,545,000. The acquisition of Business Lenders LLC resulted in the addition of $200,000 of goodwill. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years.

          Net Investment Income. Net investment income remained relatively flat at $9.4 million for the nine months ended September 30, 1999 as compared to the nine months ended September 31, 1998. Exclusive of the merger-related expenses of $1.5 million, net investment income decreased $1.5 million or 13.8% from $10.9 million for the nine months period ended September 30, 1998 to $9.4 million for the nine months ended September 30, 1999. The decrease is attributable to a faster decline in the average yield a compared to the decline in the cost of funds together with an increase in operating expenses and a decline in the earnings from Media.

          Net Realized Gain/Loss on Investments. The Company had an increase in net realized gain on investments of $7.9 million from net realized gains of $1.6 million for the nine months ended September 30, 1998 to $9.5 million for the nine months ended September 30, 1999. The increase was the result of gains realized from the sale of Radio One stock during the period.

          Change in Net Unrealized Depreciation/Appreciation. The change in net unrealized depreciation was $3.2 million for the nine months ended September 30, 1999 as compared to a net appreciation of $264,000 for the same period.The unrealized depreciation resulted from a $9.4 million of unrealized depreciation for additional loan loss reserve, offset by $12.7 million in unrealized appreciation due to the shares held of Radio One, Inc. at September 30, 1999 and a net decrease of $6.5 million of unrealized appreciation primarily due to the sale of Radio One shares during the third quarter of 1999 resulting in realized gains.

          Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations increased $4.1 million or 36.0% from $11.4 million for the nine months ended September 30, 1998 to $15.5 million for the nine months ended September 30,

1999. Exclusive of the merger-related expenses $1.5 million, net increase in net assets resulting from operations increased $2.6 million or 20.2% from $12.9 million for the nine months period ended September 30, 1998 to $15.5 million for the nine months ended September 30, 1999. The increase was attributable to the positive impact of portfolio growth coupled with an increase in the spread between average yield and average cost of funds. Return on assets and return on equity for the nine months ended September 30, 1999, on an annualized basis, were 4.5% and 13.6%, respectively, compared to 4.0% and 10.0% for the nine months ended September 30, 1998.


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

                       LIBO   Effective  Maturity
           Amount      Rate     Date       Date
        -------------  -----  ---------  --------
        $10,000,000     7.0%    5/13/98  11/13/99
        $20,000,000     6.5%     4/7/98   9/30/99
        $20,000,000     6.5%     4/9/98   3/30/01
        $10,000,000     6.5%     7/6/99    7/6/01
        $10,000,000     6.5%     7/6/00    7/6/01

          Total premiums paid under the agreements are being amortized over the respective terms of the agreements. In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed rate indebtedness, such as SBA debentures. The Company currently has outstanding SBA debentures in the principal amount of $10.5 million with a weighted average rate of interest of 7.08%. At September 30, 1999, these debentures constituted 3.3% of the Company's total indebtedness.

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

Liquidity and Capital Resources

          The Company's sources of liquidity are credit facilities with bank syndicates, secured commercial paper, fixed rate, long-term debentures that are issued to or guaranteed by the SBA and loan amortization and prepayments. As a Regulated Investment Company ("RIC") under the Internal Revenue Code of 1986, as amended, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At September 30, 1999, the Company's total debt outstanding was $314.5 million at a weighted average interest rate of 6.27%. Of the total debt outstanding, $120.7 million or 38.4% consisted of bank debt, substantially all of which was at variable effective rates of interest with a weighted average rate of 6.43% or 182 basis points below the Prime Rate, 44.0% or $138.3 million consisted of short-term commercial paper at a weighted average interest rate of 5.76%, 3.3% or $10.5 million consisted of SBA debentures with fixed rates of interest with a weighted average rate of 7.08% and 14.3% or $45.0 million consisted of private placement debt with a weighted average interest rate of 7.20%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, or to fund loans that qualify under SBA regulations through MFC and Medallion Capital which are already subject to certain SBA restrictions. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to possible additional SBA funding, an additional $36.0 million of debt was available at September 30, 1999 at variable effective rates of interest averaging below the Prime Rate under the Company's $295.0 million bank credit facilities.

          The following table illustrates the Company's and each of the subsidiaries' sources of available funds and amounts outstanding under credit facilities at September 30, 1999:


                                    Medallion
                                    Financial       MFC        BLLC        MCI         MBC            Total
                                    ---------       ---        ----        ---         ---            -----
                                                (dollars in thousands)

Cash and cash equivalents              $ 250      $ 1,786      $ 318         $488       $527            $ 3,369
Revolving lines of credit            100,000      195,000         --           --         --            295,000
  Amounts available                   28,400        7,553         --           --         --            35,953*
  Amounts outstanding                 71,600       49,150         --           --         --            120,750
    Average interest rate              6.47%        6.38%         --           --         --              6.43%
    Maturity                            6/00         6/01         --           --         --          6/00-6/01
Commercial paper
  Amounts outstanding                     --      138,297         --           --          --           138,297
    Average interest rate                 --         5.76%        --           --          --             5.76%
    Maturity                              --         6/01         --           --          --              6/01
SBA debentures                            --           --         --       10,500          --            10,500
    Average interest rate                 --           --         --        7.08%          --             7.08%
    Maturity                              --           --         --                       --         3/06-6/07
                                                                        3/06-6/07
Bonds                                     --       45,000         --          --           --            45,000
    Average interest rate                 --        7.20%         --          --           --             7.20%
    Maturity                              --         6/04         --          --           --              6/04
Total cash and remaining amounts
  available under credit              28,650        9,339        318          488        527             39,322
facilities
Total debt outstanding               $71,600     $232,447        $ -                   $  --           $314,547
                                                                          $10,500


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

  Government Regulation of Tobacco Advertising. In 1998, approximately 58.7% of Media's taxicab rooftop advertising revenue was derived from tobacco products advertising. Various federal, state and local government agencies, including the U.S. Food and Drug Administration (the "FDA") have from time to time proposed regulations restricting the sale and advertising of cigarette and smokeless tobacco products. Effective March 31, 1999, under the Master Settlement Agreement between tobacco manufactures and the attorneys general of various states (including the states in which the Company conducts its outdoor advertising business), the tobacco manufacturers eliminated general outdoor and transit advertising of tobacco products. Accordingly, such restrictions may have an adverse effect upon the taxicab rooftop advertising business of the Company.

  Year 2000. The Company is currently addressing the Year 2000 issue, which concerns the inability of systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the Year 2000 and beyond. The Company, in the ordinary course of business, has for several years had several information system improvement initiatives underway. These initiatives include the installation of new loan servicing software and an update of the general ledger system. Such initiatives are expected to be Year 2000 compliant. The Company has implemented a five phase plan to remediate its information technology ("IT") and non-IT systems: (1) compiling an inventory of the company's computer hardware and software ("IT systems") and equipment ("non-IT systems"); (2) identifying and verifying the Year 2000 readiness of third parties; (3) assessing whether the systems can be remediated or must be replaced; (4) remediating or replacing IT and non-IT systems; (5) testing the remediated or replaced IT and non-IT systems. An inventory of IT and non-IT systems was completed by December 31, 1998. The Company has received Year 2000 compliance letters from each of its major software vendors and its major office systems vendors and is awaiting responses from additional parties. Phase three is complete as of September 30, 1999. Planning for phases four and five began in the first quarter of 1999. In the event that the new loan servicing software system is not fully implemented by year-end, we have performed Year 2000 readiness tests on our existing systems. Our testing of critical systems was completed with no failures noted that would have a material impact on the systems ability to meet its business function. Software and operating system tests were conducted using fictitious transactions. Each individual workstation was reviewed and any that were deemed non compliant were replaced with new, Year 2000 compliant PC's. Further, all network servers were successfully tested for Year 2000 compliance.

  The Company estimates that the total cost involved in the Year 2000 project is approximately $30,000. This excludes the costs related to new loan servicing software and an update of the general ledger system. These costs will be expenses as incurred, except for capitalizable hardware. The year 2000 project is staffed with both external contractors and internal personnel. Approximately $20,500 has been spent to date.

  The Company believes that the Year 2000 project is on schedule and such measures will adequately address the Year 2000 issues, although there can be no assurance in this regard. Further, both the cost estimates and completion timeframes are subject to change based on new circumstances that may arise. The Company will continue to address the Year 2000 issue in connection with its future acquisitions. The Company has determined that its key third party vendors have either resolved their Year 2000 issues in a satisfactory and timely manner, or in the event they fail to do so, the Company has determined the magnitude of the adverse impact would be minimal on the Company's operations. Management has sent Year 2000 compliance surveys to its third party vendors, however, the ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. Failure of such third parties or the Company to adequately address their respective Year 2000 issues could have a material adverse effect on the Company's financial condition or results of operations. At this point in time, management is unable to quantify the potential loss due to failure of systems to comply with the Year 2000 issues. The Company is continuing to develop a contingency plan to address the potential for business disruption due to systems failure or the failure of third parties to modify their systems in a timely manner and that may have a material or adverse effect on the Company's operations. The Year 2000 disclosure set forth above is a "Year 2000 statement" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act") and, to the extent the disclosure related to year 2000 processing of the Company or to products or services offered by the Company, is also a "Year 2000 readiness disclosure" as defined in the Year 2000 Act.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits.

10.1 Commercial Paper Dealer Agreement, dated as of July 30, 1999 between Medallion Financial Corp., and U.S. Bancorp Investments, Inc.

27        Medallion Financial Corp. Financial Data Schedule.  Filed herewith.

                           MEDALLION FINANCIAL CORP.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MEDALLION FINANCIAL CORP.



Date:      November 15, 1999              By:/s/ Daniel F. Baker
                                             -------------------
                                             Daniel F. Baker
                                             Chief Financial Officer
                                             Signing on behalf of the registrant
                                             and as principal financial and
                                             accounting officer