Form 10-K405
period 1999-12-31
MEDALLION FINANCIAL CORP
filed 2000-03-30
CIK 1000209

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999
                                       OR
              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

        The approximate aggregate market value of common equity held by non-affiliates of the Registrant as of March 28, 2000 was approximately $236.8 million based on the average bid and ask prices of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on March 28, 2000. There were 14,029,798 shares of the Registrant's Common Stock outstanding as of March 28, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be held on June 15, 2000, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year-end of December 31, 1999, are incorporated by reference into Part III of this Form 10-K.
================================================================================

                            MEDALLION FINANCIAL CORP.

                          1999 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                                                       Page
PART I
 Item 1.    Business of the Company.................................................................      3
 Item 2.    Properties..............................................................................     16
 Item 3.    Legal Proceedings.......................................................................     16
 Item 4.    Submission of Matters to a Vote of Security Holders.....................................     16

PART II
 Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters................     19
 Item 6.    Selected Financial Data.................................................................     21
 Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...     29
 Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..............................     41
 Item 8.    Financial Statements and Supplementary Data.............................................     41
 Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...     42

PART III
 Item 10.   Directors and Executive Officers of the Registrant......................................     42
 Item 11.   Executive Compensation..................................................................     42
 Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................     42
 Item 13.   Certain Relationships and Related Transactions..........................................     42

PART IV
 Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................     42

Important Factors Relating to Forward-looking Statements............................................     43
Signatures  ........................................................................................     44

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY

General

        Medallion Financial Corp. ("Medallion Financial") acquired on May 29, 1996 the specialty finance businesses conducted by Tri-Magna Corporation ("Tri-Magna"), Edwards Capital Company (collectively with its successor, Edwards Capital Corp., "Edwards") and Transportation Capital Corp. ("TCC" and, collectively with Tri- Magna and Edwards, the "Founding Companies") as well as the taxicab rooftop advertising business conducted by Tri-Magna. Tri-Magna had conducted its specialty finance and taxicab rooftop advertising businesses through its wholly owned subsidiaries, Medallion Funding Corp. ("MFC") and Medallion Taxi Media, Inc. ("Media"), respectively, and references herein to Tri-Magna include such subsidiaries unless the context indicates otherwise. On June 1, 1999, Edwards and TCC were merged into MFC. Prior to the closing of the acquisitions of the Founding Companies (the "Acquisitions"), Medallion Financial had no operations. On October 31, 1997, Medallion Financial's subsidiary, Business Lenders LLC ("BLL"), acquired certain assets and assumed certain liabilities of Business Lenders, Inc. ("Business Lenders"). BLL operates as a specialty finance company and is a Small Business Administration ("SBA") Section 7(a) program lender focusing on long-term loans to active businesses secured by real estate. On June 16, 1998, the Company completed the merger with Capital Dimensions, Inc. ("CDI") a Specialized Small Business Investment Company ("SSBIC") lender, headquartered in Minneapolis, Minnesota. CDI was subsequently renamed Medallion Capital, Inc. ("Medallion Capital"). The charter was amended to convert Medallion Capital to a Small Business Investment Company ("SBIC"). The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting. Medallion Business Credit LLC ("MBC") was formed on August 6, 1998 and is a wholly owned subsidiary of Medallion Financial. MBC originates loans to small businesses for the principle purpose of financing inventory and receivables. Medallion Financial is a business development company under the Investment Company Act of 1940, as amended (the "1940 Act").
                              --------------------

        Unless the context indicates otherwise, all references herein to the "Company" include Medallion Financial Corp. and its subsidiaries collectively and references herein to "Medallion Financial" refer to Medallion Financial Corp. alone.
                              --------------------

        The Company operates a specialty finance business and its principal focus is the origination and servicing of commercial secured loans. As an adjunct to its finance business, the Company also operates a taxicab rooftop advertising business. The Company has been engaged in taxicab medallion lending, which finances the purchase of taxicab medallions and related assets ("Medallion Loans") since 1979 and has developed a leading position in the industry. The Company also originates and services commercial installment loans, financing small businesses in targeted industries outside of the taxicab industry ("Commercial Installment Loans"). The Company intends to use the expertise it has developed in its areas of concentration to further expand the range of commercial loan products it offers as well as the industries and geographic areas it services. Through its subsidiary BLL, the Company is licensed by the U.S. Small Business Administration (the "SBA") to operate in the Section 7(a) loan program and lends to active businesses secured by assets and or real estate also referred to as Commercial Installment Loans.

        At December 31, 1999, the Company had approximately 6,400 installed taxicab rooftop advertising displays ("Displays"). The Company sells advertising space to advertising agencies and directly to companies promoting products. Currently, the Company provides such advertising in New York City and several metropolitan areas across the U.S.

        Medallion Financial is a closed-end, non-diversified management investment company under the 1940 Act. The investment objectives of the Company are to provide a high level of distributable income, consistent with preservation of capital, as well as long-term growth of net asset value. The Company is managed by its executive officers under the supervision of its Board of Directors and has retained FMC Advisers, Inc. ("FMC") as an investment adviser. The principals of FMC had served as directors and executive officers of Tri-Magna and MFC since inception of these businesses until their acquisition by the Company. The Company has elected to be treated as a business development company under the 1940 Act. In addition, it has elected to be treated for tax purposes as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"). As a RIC, the Company will not be subject to U.S. federal income tax on any investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) that it distributes to its stockholders if at least 90% of its investment company taxable income for that taxable year is distributed. The Company pays quarterly cash dividends to comply with this requirement. Stockholders may elect to reinvest distributions. Medallion Financial's specialty finance subsidiaries, MFC and Medallion Capital are RICs and are single member limited liability companies that are treated as branches of Medallion Financial and therefore, for tax purposes, receive the benefits of RIC status, (collectively the "RIC Subsidiaries"), and distribute at least 90% of their respective investment company taxable income to Medallion Financial.

 The following chart illustrates the organizational structure of the Company:

                            Medallion Financial Corp.
                             ("Medallion Financial")
                                      .RIC
                                      .BDC

Medallion Funding   Business         Medallion Taxi    Medallion         Medallion
Corp.               Lenders LLC      Media, Inc.       Capital, Inc.     Business Credit LLC
 ("MFC")            ("BLL")          ("Media")         ("Medallion       ("MBC")
 RIC                7 (a) Lender     Taxicab           Capital")
 SBIC                                advertising       RIC
                                     business          SBIC
                                     C Corporation

-----------------------------
BDC          Business Development Company under the 1940 Act.
RIC          Regulated Investment Company under the Code.
SBIC         Small Business Investment Company licensed by the SBA.
7(a) Lender Participating lender under the SBA's Section 7(a) loan program.

Medallion Funding Corp. and Medallion Taxi Media Inc.

        Prior to their acquisition by the Company, MFC and Media were wholly owned subsidiaries of Tri-Magna which merged into the Company in connection with the closing of Medallion Financial's acquisition of MFC and Media. Tri-Magna was a closed-end, management investment company registered under the 1940 Act. Management of the Company had operated Tri-Magna and its subsidiaries since they were organized. MFC was incorporated in 1979 and is a closed-end, management investment company registered under the 1940 Act. Before the termination of the SBA's SSBIC program in September 1996, MFC was the largest SSBIC in the nation. Following the termination of the SSBIC program, MFC was converted to an SBIC under an agreement with the SBA entered into in February 1997 (the "MFC Conversion Agreement").

 Medallion Funding Corp.

        Operating primarily in New York City, MFC is a well established taxi medallion lender and has diversified its operations by developing a department that originates Commercial Installment Loans. As an SSBIC, MFC was restricted to financing small business concerns owned and managed by persons deemed to be socially or economically disadvantaged ("Disadvantaged Borrowers"). As an SBIC, MFC is permitted to lend to any small business meeting the size and eligibility requirements established by the SBA, subject to certain restrictions contained in the MFC Conversion Agreement. Accordingly, MFC now has a significantly larger borrower base and performs its credit analyses based solely on economic criteria. MFC is not subject to SBA restrictions on the amount of third-party indebtedness it may incur.

       On June 1, 1999, Edwards and TCC were merged with MFC with the SBA's approval. The merger was treated similar to the pooling-of-interests method of accounting which had no effect on the Company's consolidated financial statements.

       Edwards was a closed-end, management investment company registered under the 1940 Act and is licensed as an SBIC by the SBA. Edwards' predecessor, Edwards Capital Company, was organized in 1979 and had operated as a privately held limited partnership from 1981 until the Company's subsidiary, Edwards, acquired substantially all of its assets and assumed substantially all of its liabilities on May 29, 1996.

       TCC was a closed-end, management investment company registered under the 1940 Act. TCC was incorporated in 1979 and prior to its acquisition by the Company, was a wholly owned indirect subsidiary of Leucadia National Corporation. Like MFC, TCC was licensed as an SSBIC before the modification of the SSBIC program and is now licensed as an SBIC under the terms of an agreement with the SBA entered into in February 1997 (the "TCC Conversion Agreement).

Medallion Taxi Media, Inc.

        Media, which was incorporated in 1994, provides taxicab rooftop advertising and is pursuing a plan to become a national provider of such advertising. Media currently provides such advertising in New York City, Boston, New Orleans, Philadelphia, San Diego, Washington, Baltimore, Dallas and Atlanta and intends to both expand within its existing markets and enter other major metropolitan markets. In furtherance of its expansion efforts, Media acquired 450 additional installed Displays in New York City in connection with the acquisition of the assets of See-Level Advertising, Inc. and See-Level Management, Inc. on July 25, 1996. In addition, on March 6, 1997, Media entered into an agreement with The Metropolitan Taxi Board of Trade, Inc. (the "MTBOT") to provide advertising on over 1,700 New York City taxicabs owned by members of the MTBOT commencing on September 22, 1997. On September 1, 1998, Media acquired the assets of Taxi Ads, LLC adding 855 installed displays in New Orleans, Philadelphia and San Diego. On February 2, 1999, Media purchased all of the common stock of Transit Advertising Displays, Inc. which operated installed displays in the Baltimore and Washington, D.C. areas. At December 31, 1999, Media had approximately 6,400 displays installed nationwide.


Business Lenders LLC

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

        In connection with the 1996 Acquisitions, the Company received the Acquisition Orders under the 1940 Act from the Securities and Exchange Commission. The Company obtained approval from the Connecticut State Department of Banking and the SBA in the BLL Acquisition.

Medallion Business Credit LLC

        MBC is a Delaware limited liability company and a wholly owned subsidiary of the Company. MBC originates loans to small businesses for the principle purpose of financing inventory and receivables through credit facilities ranging from $250,000 to $3,500,000. MBC commenced business in September 1998.

Medallion Capital, Inc.

        On June 16, 1998, the Company completed the acquisition of Capital Dimensions, Inc. ("CDI") an SSBIC lender, headquartered in Minneapolis, Minnesota. CDI was subsequently renamed Medallion Capital, Inc. ("Medallion Capital"). The charter was amended to convert Medallion Capital to an SBIC. The Company issued 1,112,677 shares of its common stock for the outstanding shares of CDI common stock by exchanging 0.59615 shares of its common stock for each outstanding share of CDI common stock. The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting. Under this method, the consolidated financial statements have been restated to retroactively combine Medallion Capital's financial statements as if the merger had occurred at the beginning of the earliest period presented.

GROSS INVESTMENT PORTFOLIO SUMMARY DATA

 The following table classifies the Company's gross loans including net origination costs and equity investments at cost and contractual weighted average interest rates of the balance outstanding as of December 31, 1999 and 1998:

All Medallion Loans


                                                              Contractual
                                                               Weighted
December 31, 1999                             Number            Average             Balance
Type of Loans                                of Loans        Interest Rate        Outstanding
--------------                               --------        -------------        -----------
New York City Medallion Loans...........        1,481                8.45%         $252,853,688
Other Medallion Loans...................          970                11.17           50,239,595
                                                  ---                -----           ----------
 All Medallion Loans....................        2,451                8.90%          303,093,283

Dry cleaners and laundromats............          507               12.93%           25,984,507
7(a) Loans..............................          626               11.04%           58,761,959
Other...................................          277               11.33%           85,457,982
                                                  ---               ------           ----------
Total Loans.............................        3,861               11.71%         $473,297,731

Equities................................           11                    -            3,110,751
                                                  ---               ------            ---------
Total Investments at cost...............        3,872                9.91%         $476,408,482
                                                =====               ======         ============
                                                              Contractual
                                                               Weighted
December 31, 1998                             Number            Average             Balance
Type of Loans                                of Loans        Interest Rate        Outstanding
--------------                               --------        -------------        -----------
New York City Medallion Loans...........        1,762                8.68%         $234,989,904
Other Medallion Loans...................          751                11.71           31,071,904
                                                  ---                -----           ----------
 All Medallion Loans....................        2,513                 9.03          266,061,808

Dry cleaners and laundromats............          654                13.25           34,327,668
7(a) Loans..............................          356                10.65           21,398,308
Other...................................          218                10.66           52,544,710
                                                  ---                -----           ----------
Total Loans.............................        3,741               12.13%          374,332,494

Equities................................           12                    -            6,797,761
                                                   --                    -            ---------
Total Investments at cost...............        3,753                9.93%         $381,130,255
                                                =====                =====         ============

MEDALLION LENDING

Industry Overview

        The New York City Market. A New York City taxicab medallion represents the only permitted license to operate a taxicab and accept street hails in New York City. As reported by the Taxi and Limousine Commission ("TLC"), individual (owner-driver) medallions sold for approximately $218,000 and corporate medallions sold for approximately $266,000 at December 31, 1999. The number of taxicab medallions is limited by law and until recently no new medallions had been issued since 1937. However, in January 1996, the New York City Council passed a law authorizing the city to sell up to 400 additional taxicab medallions. The first 133 of such medallions were sold in May 1996, an additional 133 were sold in October 1996, and the balance were sold in October 1997. The Company believes that the auctions have provided it with additional opportunities because it has financed the purchase of a large number of the medallions sold at auction. As a result of the limited supply of medallions, an active market for medallions has developed. The Company estimates that the total value of all New York City medallions exceeds $3.0 billion. The law limiting the number of medallions also stipulates that the ownership for the 12,053 medallions outstanding at December 31, 1999 shall remain divided into 5,086 owner-driver or individual medallions and 6,967 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses and leased to drivers and operated for more than one shift.

        A prospective medallion owner must qualify under the medallion ownership standards set and enforced by the TLC. These standards prohibit individuals with criminal records from owning medallions, require that the funds used to purchase medallions be derived from legitimate sources and mandate that taxicab vehicles and meters meet TLC specifications. In addition, before the TLC will approve a medallion transfer, the TLC requires a letter from the seller's insurer stating that there are no outstanding claims for personal injuries in excess of insurance coverage. After the sale is approved, the owner's taxicab is subject to quarterly TLC inspections.

        The Boston and Cambridge Markets. The Company estimates that Boston medallions currently sell for approximately $165,000. The number of Boston medallions had been limited by law since 1930 to 1,525 medallions. In 1993, however, the Massachusetts legislature authorized the Boston Hackney Carriage Bureau, which regulates the issuance of new medallions, to issue 300 additional medallions, including 40 additional medallions which are restricted to "wheelchair accessible" taxicabs. In January, 1999, 75 additional medallions were auctioned and put into service. An additional 57 medallions are to be auctioned in June 2000. The Company estimates that the total value of all Boston medallions and related assets is over $270 million. In addition, the Company estimates Cambridge medallions currently sell for approximately $140,000. The number of Cambridge medallions has been limited to 248 since 1945 by a Cambridge city ordinance; accordingly, the Company estimates that the total value of all Cambridge medallions and related assets is over $34 million.

        The Chicago Market. Based on the Company's experience, Chicago medallions currently sell for approximately $67,500. Pursuant to a municipal ordinance, the number of outstanding medallions, is currently capped at 5,850 which includes an additional 150 medallions that were auctioned and placed into service in July, 1999. The Company estimates that the total value of all Chicago medallions and related assets is over $380 million.


Market Position

       The Company has originated and serviced Medallion Loans since 1979 and has established a leading position in the industry. The Company's management has a long history of owning, managing and financing taxicab fleets, taxicab medallions and corporate car services. Medallion Loans collateralized by New York City taxicab medallions and related assets comprised 83.2% of the value of the Company's Medallion Loan portfolio at December 31, 1999. The balance consisted of Medallion Loans collateralized by Boston, Chicago, Cambridge, Newark, Baltimore and Hartford taxicab medallions. The Company believes that there are significant growth opportunities in these and other metropolitan markets nationwide.

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

 Portfolio Characteristics

        Medallion Loans generally require equal monthly payments covering accrued interest and amortization of principal over a ten to fifteen year schedule subject to a balloon payment of all outstanding principal after four or five years. More recently, the Company has begun to originate loans with one to four year interest rate maturities. Borrowers may prepay Medallion Loans upon payment of a fee ranging from 30 to 90 days' interest. The Company generally retains the Medallion Loans it originates. The Company believes that likelihood of prepayment is a function of changes in interest rates because borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on the borrower's loan is high relative to prevailing interest rates and are less likely to repay in a rising interest rate environment. At December 31, 1999, substantially all of the Company's Medallion Loans were secured by first security interests in taxicab medallions and related assets. The Company originates Medallion Loans at an approximate average loan-to-value ratio of 75%. The Company has recourse against the direct and indirect owners of the medallion through personal guarantees. Although personal guarantees increase the commitment of borrowers to repay their loans, there can be no assurance that the assets available under personal guarantees would, if required, be sufficient to satisfy the obligations secured by such guarantees.

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

COMMERCIAL INSTALLMENT LOANS

Overview

        MFC began Commercial Installment Loan operations in 1987 to diversify its loan portfolio which, prior to that time, consisted almost entirely of Medallion Loans. MFC chose to concentrate these operations on originating loans secured by retail dry cleaning and coin operated laundromat equipment because of certain characteristics similar to medallion lending that make these industries attractive candidates for profitable lending. These factors include (i) a relatively high fixed rates of interest ranging from approximately 250 to 600 basis points over the prevailing prime rate of interest charged by major commercial banks (the "Prime Rate") at the time of origination, (ii) low historical repossession rates, (iii) vendor recourse, (iv) significant equity investments by borrowers, (v) an active market for repossessed equipment, (vi) a small average loan size of approximately $60,000 and (vii) collateral service life that is frequently twice as long as the term of the loans. After achieving success in the dry cleaning and laundromat sectors, the Company expanded its customer base to other industries including: food service, real estate and radio broadcast licenses. With the acquisition of Medallion Capital, the Company expanded its geographic reach. Further, Medallion Capital often accepts warrants as partial consideration in its lending transactions enabling the Company to share in future growth of its borrowers.

        BLL lends primarily to businesses secured by assets and or real estate throughout the New England and the New York area under the SBA's Section 7(a) loan program. BLL's loans are typically secured by assets or real estate, have floating interest rates tied to a spread over the prime rate and are guaranteed by the SBA, up to a maximum guarantee of $800,000. Additionally, a liquid market exists for the sale of the guaranteed portion of these loans. The Company regularly sells the guaranteed portion of its 7(a) loans in the secondary market and recognizes a gain on these sales which is accounted for in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Company believes that the floating rate nature of these loans is beneficial for its interest rate exposure management.

       MBC is an asset based lender servicing small businesses that require credit facilities ranging from $250,000 to $3,500,000. The Company believes that this market is underserved and MBC had sucessfully established 35 credit lines at December 31, 1999. Security on these facilities is principally the borrower's accounts receivable but may also include inventory, machinery or equipment. Currently, MBC's customer base is concentrated in the New York metropolitan area and includes manufacturers, distributors and service organizations. MBC's earns 3% per annum over prime on its facilities.

        The Company believes that other niche industries with similar characteristics will provide additional loan portfolio growth opportunities. Building on the success of MFC's Commercial Installment Loan operations, the Company has continued to expand its lending activities in this area through BLL, Medallion Capital, MBC and Medallion Financial itself.

Portfolio Characteristics

        Commercial Installment Loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. The Company has originated Commercial Installment Loans in principal amounts ranging from $5,000 to approximately $3,500,000. These loans are generally retained by the Company and typically have maturities ranging from one to ten years and require equal monthly payments covering accrued interest and amortization of principal over a four to five year term and generally can be prepaid with a fee ranging from 30 to 120 days' interest. The term of, and interest rate charged on, the Company's outstanding loans are subject to SBA Regulations. Under SBA Regulations, the maximum rate of interest permitted on loans originated by the Company is 19.0%. Unlike Medallion Loans, for which competition precludes the Company from charging the maximum rate of interest permitted under SBA Regulations, the Company is able to charge the maximum rate on certain Commercial Installment Loans and anticipates that Medallion Financial will be able to continue to charge in excess of the maximum rate since Medallion Financial is not subject to regulation by the SBA. The Company believes that the increased yield on Commercial Installment Loans compensates for their higher risk relative to Medallion Loans and further illustrates the benefits of diversification.

       The Company generally originates Commercial Installment Loans at an approximate average loan to value ratio of 70-75%. Substantially all of the Company's Commercial Installment Loans are collateralized by security interests in the assets being financed by the borrower. In addition, the Company requires the principals of borrowers to personally guarantee loans. Furthermore, equipment vendors may provide full and partial recourse guarantees on loans.

MARKETING, ORIGINATION AND LOAN APPROVAL PROCESS

        The Company and its subsidiaries employ 46 loan originators that originate Medallion Loans and Commercial Installment Loans. The Company's loan officers regularly receive referrals from medallion brokers and make use of an extensive referral network in the retail dry cleaning and coin operated laundromat industry. Equipment vendors are an important source of Commercial Installment Loan referrals and the Company attributes its excellent relations with these vendors in part to its success in financing the purchase of retail dry cleaning and coin operated laundromat equipment.

        Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower's credit history, public records, personal interviews, trade references and personal inspection of the premises and TLC approval, if applicable. The Company also requires each applicant to provide personal and corporate tax returns and premises leases or property deeds. The Company's senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority and non-conforming loans must be approved by the Chief Executive Officer or the Chief Credit Officer.

GROSS LOANS RECEIVABLE

        The following table sets forth the Company's gross loans receivable, including net origination costs and the percentage of total gross portfolio, separated by entity:


                                                                     December 31,
                              1995                 1996                  1997                  1998                  1999
                              ----                 ----                  ----                  ----                  ----
                                                                    (in thousands)
Loans Receivable
 MBC.................                                                                       $9,088        2%     $29,540      6%
 BLL.................                                                $14,019       4%       21,398        6%      58,762     13%
 Medallion
  Financial..........                          $14,640        8%      48,560      16%       63,394       17%      60,851     13%
 MFC (a).............    $150,552      90%     161,900       83%     228,759      74%      258,965       69%     299,625     63%
 Medallion Capital...      15,331      10%      18,236        9%      17,070       6%       21,487        6%      24,520      5%
                           ------       --      ------        --      ------       --       ------        --     -------      --
Total................    $165,883     100%    $194,776      100%    $308,408     100%     $374,332       100%   $473,298    100%
                         ========     ====    ========      ====    ========     ====     ========       ===    ========    ====

        (a) These amounts represent the combined balances for MFC, Edwards and TCC as the entities were merged as of June 1, 1999.

INVESTMENT ACTIVITY
        The following table sets forth a rollforward of the Company's investment portfolio for the periods indicated (a):

                                                            Year Ended December 31,
                                                             1998             1999
                                                             ----             ----
                                                                (in thousands)
Investments originated                                     $ 244,485        $ 298,211
Loan repayments                                             (193,003)        (224,708)
Increase in unrealized appreciation (depreciation)             2,676          (11,910)
Realized gains, net                                            1,291           22,746
Amortization of origination costs                             (1,353)            (971)
Acquisition of VGI, VGII and VOC                              16,745                -
                                                           ----------       ----------
Increase in Investments-net                                $  70,841        $  83,368

Investments-net (beginning of period)                      $ 313,254        $ 384,095
Investments-net (end of period)                            $ 384,095        $ 467,463

-------------------
(a) This schedule was revised from the 1998 filing to reflect changes in the entire portfolio rather than just the loan portfolio. The 1998 numbers have been revised to reflect the new presentation.

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

        At December 31, 1999, the Company had an aggregate principal balance of $34.8 million, or 7.3% of the portfolio, which were delinquent for 90 days or more, compared to an aggregate principal balance of $14.5 million or 3.8% of the portfolio, which were delinquent for 90 days or more at December 31, 1998. The Company considers a loan to be delinquent if the borrower fails to make payments for 90 days or more; however, the Company may agree with a borrower that cannot make payments in accordance with the original loan agreement to modify the payment terms of the loan. Based upon the Company's assessment of its collateral position, the Company anticipates that a substantial portion of the principal amount of its delinquent loans would be collected upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing such loans will be adequate in the event of foreclosure.

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

        The following table sets forth the Company's unrealized depreciation of investments and the loan loss experience on a combined basis:

                                                                      Investments
                                                       Loans            Equities             Total

  Balance, December 31, 1997                          $(2,643,660)     $ 3,132,654        $ 488,994
  Increase in unrealized:
   Appreciation on investments                            409,943        3,305,966        3,715,909
   Depreciation on investments                           (540,000)        (458,489)        (998,489)
  Unrealized depreciation of acquired subsidiary         (200,000)               -         (200,000)
  Realized:
   Gains on investments                                         -       (1,167,363)      (1,167,363)
   Losses on investments                                1,125,866                         1,125,866
                                                      -----------      -----------      -----------
                                                                                 -
  Balance, December 31, 1998                          $(1,847,851)     $ 4,812,768      $ 2,964,917

  Increase in unrealized:
   Appreciation on investments                                  -       12,818,814       12,818,814
   Depreciation on investments                         (6,708,586)        (208,853)      (6,917,439)
  Realized:
   Gains on investments                                                (18,197,295)     (18,197,295)
   Losses on investments                                  385,451                           385,451
                                                     ------------      -----------      -----------
                                                                                 -
  Balance, December 31, 1999                          $(8,170,986)      $ (774,566)     $(8,945,552)



CUSTODIAL SERVICES

        Fleet Bank N.A. acts as the custodian of all of the Company's portfolio assets, except that BLL's portfolio assets are held by Colsen Services, Inc.

TAXICAB ROOFTOP ADVERTISING

        Media provides taxicab rooftop advertising, which is a relatively undeveloped segment of the out-of-home advertising industry. Out-of-home advertising includes (i) traditional outdoor advertising, such as billboards and posters, (ii) transit advertising, such as taxicabs, buses, bus shelters, subway, commuter train and airport advertising and (iii) in-store point of sale advertising. The Company entered this business in November 1994 with the organization of Media and since that time the business has grown rapidly. Generally, the Company enters into agreements with taxicab associations, fleets or individuals to lease taxicab rooftop space for five-year terms. In July 1996, the Company acquired See-Level Advertising, Inc., a taxicab rooftop advertising firm with 450 Displays in New York City. Additionally, under an agreement with MTBOT, the Company has added an additional 1,700 Displays to the number under contract in New York City. On September 1, 1998, the company acquired the assets of Taxi Ads, LLC which had 850 displays in service in New Orleans, Philadelphia and San Diego. On February 2, 1999, Media purchased all of the common stock of Transit Advertising Displays, Inc. which operated installed displays in the Baltimore and Washington, D.C. areas. On September 30, 1999, Media entered into an agreement with Yellow Cab Service Corp. to sell advertising space on a commision basis on its 3,000 taxicab trunk signs located throughout the Southeast.

        The Company currently provides taxicab rooftop advertising in New York City, Boston, Philadelphia, Los Angeles, New Orleans, San Diego, Washington D.C., Baltimore, Dallas and Atlanta and intends to expand its operations to other major metropolitan areas. The Company's goal is to become the leading national provider of taxicab rooftop advertising by establishing a presence in additional major U.S. metropolitan markets. On December 31, 1999, the Company had approximately 6,400 installed Displays.

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

       The Company markets the Displays to advertising agencies,and outdoor advertising buying agencies.. Advertising contracts generally vary from 30 days to one year and provide for monthly payments by the advertiser. The following is a sample of the Media's advertising accounts in 1999: Armani Exchange, Versace; Fleet Bank N.A.; Continental Airlines; M&M Mars, Kellogg's, Old Navy, Banana Republic, Disney's The Lion King on Broadway; Hot Jobs.com, Alta Vista, Hard Rock Cafe, California Pizza Kitchen, Fox Family Channel, Sony, Fossil and Kate Spade.

       Under the Master Settlement Agreement between tobacco manufacturers and the attorneys general of various states (including those states in which the Company conducts its outdoor advertising business), the tobacco manufacturers agreed to eliminate general outdoor and transit advertising of tobacco products by March 31, 1999. Since this agreement went into effect, the Company has replaced a portion of the contracts for tobacco advertising that were cancelled due to this regulation and does not believe that it will have a significant or material impact on its financial position or results of operations.

SOURCES OF FUNDS

Overview

        The Company funds its operations primarily through credit facilities with bank syndicates and secured commercial paper and, to a lesser degree, through fixed rate, senior secured notes and long-term subordinated debentures issued to or guaranteed by the SBA. The determination of funding sources is established by the Company's management, based upon an analysis of the respective financial and other costs and burdens associated with funding sources. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to limit its use of SBA funding and will seek such funding only when advantageous. At December 31, 1999 the Company's $339.9 million of outstanding debt was comprised as follows: 56.1% of bank debt and 27.6% of secured commercial paper, substantially all of which was at variable effective rates of interest averaging below the Prime Rate, 13.2% of long-term senior secured notes fixed at an interest rate of 7.2% and 3.1% of subordinated SBA debentures, with fixed rates of interest with a weighted average rate of 7.08% on the outstanding balance at December 31, 1999. An additional $35.5 million of debt was available at December 31, 1999 at variable effective rates of interest averaging below the Prime Rate under the Company's $320.0 million in bank credit facilities.

       The Company funds its fixed rate loans with variable rate bank debt and fixed rate senior secured notes and SBA debentures. The mismatch between maturities and interest-rate sensitivities of these balance sheet items results in interest rate risk. The Company seeks to manage its exposure to increases in market rates of interest to an acceptable level by (i) purchasing interest rate caps to hedge a portion of its variable rate debt against increases in interest rates, (ii) incurring fixed-rate debt and (iii) originating adjustable rate loans. Nevertheless, the Company accepts varying degrees of interest rate risk depending on market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."

Medallion Financial

        Medallion Financial intends to rely on its bank credit facilities to fund its operations. Medallion Financial has a credit facility with a bank syndicate consisting of a $100.0 million revolving line of credit. Amounts outstanding under the revolving line of credit bear interest at the agent bank's prime rate or, at Medallion Financial's option, a rate based on LIBOR. At December 31, 1999, the average interest rate was 7.44%, which was 106 basis points below the Prime Rate and 144 basis points above the 90-day LIBOR as of such date. The revolving line of credit is secured by all of Medallion Financial's assets and matures on June 28, 2000. As of December 31, 1999, there was an outstanding balance of $91.2 million under the revolving line of credit.

MFC

        MFC intends to rely on its bank credit facilities rather than on SBA financing to fund its operations. MFC has a credit facility with a bank syndicate consisting of a $220 million revolving line of credit. Amounts outstanding under the revolving line of credit bear interest at the agent bank's prime rate or, at MFC's option, a rate based on LIBOR. At December 31, 1999, the average interest rate was 7.2%, which was 130 basis points below the Prime Rate and 120 basis points above the 90-day LIBOR as of such date. The revolving line of credit is secured by all of MFC's assets and matures on June 30, 2001. As of December 31, 1999, there was an outstanding balance of $99.3 million under the revolving line of credit.

        On March 13, 1998, MFC established a commercial paper program as an additional source of liquidity. In connection with such program, MFC obtained two investment grade ratings for its short term borrowings. MFC began issuing commercial paper on March 16, 1998 and at December 31, 1999 had $94.0 million outstanding at an average interest rate of 6.60%. The commercial paper program is secured pari passu with the revolving credit facility.

       On June 1, 1999, MFC issued $22.5 million of senior secured notes (the Notes) that mature on June 1, 2004. The Notes bear a fixed rate of interest of 7.2% and interest is paid quarterly in arrears. The Notes rank pari pasu with the Revolvers and commercial paper through inter-creditor agreements. On September 1, 1999, the note-holders purchased an additional $22.5 million under the same terms and conditions. The proceeds of the Notes were used to pre-pay MFC's outstanding SBA debentures.


 Preferred Stock Repurchase Agreements

        MFC and Medallion Capital have repurchased all of their previously issued preferred stock from the SBA for an aggregate price of $8.0 million, representing a discount of 65% from the original aggregate issuance price of $22.6 million. The repurchase price discount of $14.6 million reflects the below market 3% dividend rate and the fact that the preferred stock was not subject to mandatory redemption at any time. The repurchase has resulted in the termination of SBA limits on the amount of secured bank debt that MFC can incur and a realized gain in retained earnings in the amount of the repurchase discount which is being accreted to paid-in capital on a straight-line basis over 84 months, commencing March 31, 1993 for Medallion Capital and over 60 months, commencing August 12, 1994 for MFC. In 1998, Medallion Capital repaid the debenture associated with this liquidating interest and no longer carries a balance. If MFC were to liquidate or lose its SBA license during the accretion period, the SBA would receive the remaining unaccreted amount of the realized gain attributable to the subsidiary liquidating or losing its license. MFC is carrying a liquidating interest that includes amounts attributable to TCC, however, the Company entered into an agreement with the SBA permitting the merger of TCC into MFC without triggering repayment of TCC's liquidating interest. At December 31, 1999, the aggregate remaining unaccreted amount of the realized gain for MFC was $109,959.

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

        Furthermore, in order to avoid a 4% nondeductible federal excise tax on undistributed income and capital gains, the Company must distribute (or be deemed to have distributed) by December 31st of each year at least 98% of its ordinary income for such year, at least 98% of its capital gain net income (which is the excess of its capital gain over its capital loss and is generally computed on the basis of the one-year period ending on October 31st of such year) and any amounts that were not distributed in the previous calendar year and on which no income tax has been paid.

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

        As long as the Company qualifies as a RIC, distributions made to its taxable domestic stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) will be taken into account by them as ordinary income. Distributions that are designated as capital gain dividends will be taxed as long-term capital gains (to the extent they do not exceed the Company's actual net long-term capital gain for the taxable year) without regard to the period for which the stockholder has held its stock. Corporate stockholders, however, are subject to tax on capital gain dividends at the same rate as ordinary income. To the extent that the Company makes distributions in excess of current and accumulated earnings and profits, these distributions are treated first as a tax-free return of capital to the stockholder, reducing the tax basis of a stockholder's Common Stock by the amount of such distribution (but not below zero), with distributions in excess of the stockholder's tax basis taxable as capital gains (if the Common Stock is held as a capital asset). In addition, any dividends declared by the Company in October, November or December of any year and payable to a stockholder of record on a specific date in any such month shall be treated as both paid by the Company and received by the stockholder on December 31st of such year, provided that the dividend is actually paid by the Company during January of the following calendar year. Stockholders may not include in their individual income tax returns any net operating losses or capital losses of the Company.

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

               (iii)the issuer has total assets of not more than $4 million and capital and surplus (shareholders' equity less retained earnings) of not less than $2 million, or such other amounts as the Securities and Exchange Commission may establish by rule or regulation; or

               (iv) issuer meets such other requirements as the Commission may establish from time to time by rule or regulation;

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

REGULATION OF THE COMPANY BY THE SBA

       MFC was formerly an SSBIC that was converted to a SBIC under conversion agreements entered into with the SBA in February 1997. In June 1998, Medallion Capital's charter was amended to convert from an SSBIC to an SBIC. The SBIA authorizes the organization of SBICs as vehicles for providing equity capital, long term financing and management assistance to small business concerns. A small business concern, as defined in the SBIA and the SBA Regulations, is a business that is independently owned and operated and which is not dominant in its field of operation. In addition, at the end of each fiscal year, at least 20% of the total amount of loans made since April 25, 1994 by each SBIC and SSBIC must be made to a subclass of small business concerns that (i) have a net worth, together with any affiliates, of $6.0 million or less and average annual net income after U.S. federal income taxes for the preceding two years of $2.0 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfy alternative criteria under SBA Regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenues. SBA Regulations also prohibit an SBIC from providing funds to a small business concern for certain purposes, such as relending and reinvestment.

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

        The Improvement Act, which became effective on September 30, 1996, effectively terminated the SSBIC program by repealing the provisions of the SBIA which authorized SSBICs. Following the enactment of the Improvement Act and termination of the SSBIC program, the SBA established procedures for existing SSBICs to convert to SBICs. In February 1997, MFC entered into an agreement with the SBA whereby MFC was converted into an SBIC, subject to certain conditions imposed by the SBA. Under the MFC Conversion Agreement with the SBA, MFC is authorized to make loans to borrowers other than Disadvantaged Borrowers provided that, at the time of such loan, MFC has in its portfolio outstanding loans to Disadvantaged Borrowers with an aggregate cost basis equal to or exceeding the value of the unamortized repurchase discount under the preferred stock repurchase agreement between MFC and the SBA. At December 31, 1999 the amount of such unamortized repurchase discount was $109,959 and MFC had outstanding loans to Disadvantaged Borrowers well in excess of this amount.

        Under current SBA Regulations and subject to local usury laws, the maximum rate of interest that MFC may charge may not exceed the higher of (i) 19% and (ii) the sum of (a) the higher of (I) that company's weighted average cost of qualified borrowings, as determined under SBA Regulations, or (II) the current SBA debenture rate, plus (b) 11%, rounded off to the next lower eighth of one percent. At December 31, 1999, the maximum rate of interest permitted on loans originated by the RIC Subsidiaries is 19%. At December 31, 1999, the Company's outstanding Medallion Loans had a weighted average rate of interest of 8.90% and outstanding Commercial Installment Loans had a weighted average rate of interest of 11.70%. SBA Regulations also require that each loan originated by an SBIC have a term of between 5 years and 20 years; however, loans to Disadvantaged Borrowers may be for a minimum of four years.

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

        Under SBA Regulations, without prior SBA approval, loans by licensees with outstanding SBA leverage to any single small business concern may not exceed 20% of an SBIC's Leveragable Capital. Under the terms of their respective conversion agreements with the SBA, however, MFC is authorized to make loans to Disadvantaged Borrowers in amounts not exceeding 30% of their respective Leveragable Capital.

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

EMPLOYEES

        As of December 31, 1999, the Company employed a total of 153 persons. The Company believes that its relations with all of its employees are good, but that its future success will depend, in part, on its ability to continue to recruit, retain and motivate qualified personnel at all levels.

ITEM 2. PROPERTIES

        The Company leases approximately 17,000 square feet of office space in New York City for its corporate headquarters under a lease expiring in June 2006. The Company also leases office space for loan origination offices in Boston, MA, Chicago, IL, Hartford, CT, Southbury, CT, Clifton, NJ, Providence, RI, Rochester, NY, Phoenix, AZ, Wellesley, MA, Somers Point, NJ, Towson, MD, and Minneapolis, MN. Media leases space for sales and maintenance in New York, NY, New Orleans, LA, Washington, DC, Boston, MA and Los Angeles, CA. The Company does not own any real property. The Company believes that its leased properties, taken as a whole, are in good operating condition and are suitable for the Company's current business operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1999 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The current executive officers of the Company are as follows:

Name                       Age     Position(s) Held With the Company
Alvin Murstein(*)           65     Chairman, Chief Executive Officer and Director
Andrew M. Murstein(*)       35     President and Director

Brian O'Leary(*)            53     Senior Vice President and Chief Credit Officer
Daniel F. Baker(*)          35     Treasurer and Chief Financial Officer
Marie Russo(*)              75      Senior Vice President and Secretary
Michael J. Kowalsky(*)      55     Executive Vice President
Conrad J. Isoldi(*)         56     Senior Vice President and Chief Accounting Officer

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

       Brian O'Leary joined Medallion in December, 1999 as Senior Vice President and Chief Credit Officer. From April, 1996 to December, 1999, Mr. O'Leary was Executive Vice President of Atlantic Bank of New York, serving initially as Chief Credit Officer and Chief Administrative Officer and later as head of middle market banking which included the banks Leasing and Premium Finance subsidiaries. Mr. O'Leary was also a member of the management credit committee. From May, 1990 to April, 1996 Mr. O'Leary was with Bank Leumi Trust Co. of New York, first as a Deputy Division Head of the Lending Division and a Deputy Chief Lending Officer and then as EVP and Division Executive of domestic banking. He was also a member of the Senior Credit Committee. From July, 1977 to May, 1990, he was with Marine Midland Bank, most recently as a Regional Executive Vice President. He began his banking career in 1970 with Bankers Trust Co. in the metropolitan banking division. Mr. O'Leary received a B.A. in economics from Fordham University and an MBA in finance from Pace University.

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

     Conrad J. Isoldi has been Senior Vice President and Chief Accounting Officer of Medallion Financial since October 1999. Mr. Isoldi was employed by Republic National Bank as Senior Vice President and Deputy Comptroller from June, 1996 to October, 1999. From 1991 to 1996 Mr. Isoldi was Senior Vice President and Director of Corporate Accounting for

First Fidelity Bank (now First Union). Prior to this period he was Chief Financial Officer for the Nationwide Consumer Bank of Manufacturers Hanover Trust Company, (Chemical and then Chase) from 1974 to 1991. Mr. Isoldi received a B.B.A. in Accounting from Baruch College.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 The Company's Common Stock commenced trading on May 23, 1996 on the Nasdaq National Market under the symbol "TAXI." As of March 22, 2000, there were approximately 2,658 holders of record of the Company's Common Stock.

 The following table sets forth for the periods indicated, the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market:

                                           HIGH               LOW
         1999
         First Quarter                   $21-1/4          $14
         Second Quarter                  $19-5/8          $15-1/8
         Third Quarter                   $21-3/4          $18-1/8
         Fourth Quarter                  $21-9/16         $17-1/4

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

        The first section, Consolidated Selected Financial Data, presents consolidated audited financial data of the Company for the years ending December 31, 1999, 1998, 1997 and 1996 and is derived from the actual financial position and results of operation of the Company as set forth in the audited Consolidated Financial Statements of the Company included as Item 8 in this Annual Report on Form 10-K.

        Also included are unaudited consolidated financial results for the year ended December 31, 1995. The consolidated financial statements for Medallion Financial Corp. for these years represent only the activity of Medallion Capital, the predecessor of the registrant, as Medallion Financial Corp. had no other activity. These unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations of the Founding Companies for the periods presented.

The second section of the following discussion presents the Historical Selected Financial Data of each of the Founding Companies. The Historical Selected Financial Data for the fiscal years ended December 31, 1995 and the period ended May 29, 1996, have been derived from audited financial statements incorporated by reference in this Annual Report on Form 10-K. The Historical Selected Financial Data for Edwards and TCC have been reclassified to permit a presentation that is consistent with the investment company status they acquired upon completion of the Acquisitions. The Historical Selected Financial Data for the fiscal year ended December 31, 1995 for each of the Founding Companies have been derived from their respective audited financial statements not included in this Annual Report on Form 10-K.

The Selected Financial Data provided herein should be read in conjunction with the financial statements of Medallion Financial, Tri-Magna, Edwards and TCC, including the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

                            MEDALLION FINANCIAL CORP.
                      SELECTED CONSOLIDATED FINANCIAL DATA
    AT AND FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, 1997, 1998 AND 1999
                    IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS

STATEMENT OF OPERATIONS DATA

                                                1995      1996       1997       1998        1999
                                                ----      ----       ----       ----        ----
                                          (unaudited)
Investment income                             $1,481   $12,292    $25,848    $35,157     $41,380
Interest expense                                 224     5,328     10,099     15,609      19,635
Net interest income                            1,257     6,964     15,749     19,548      21,745
Equity in earnings (losses) of
Unconsolidated subsidiary (1)                      -       (63)       203      1,200        (214)
Other income                                       -       411        980      1,459       2,112
Gain on sale of loans                              -         -        336      2,316       3,014
Accretion of negative goodwill                     -       421        722        722         722
Operating expenses                               608     3,042      6,167     13,178      16,907
Amortization of goodwill                           -       259        368        506         530
Income tax (provision) benefit                  (639)     (436)      (929)       154         (46)
Dividends on minority interest                  (120)     (116)         -          -           -
Net investment income                           (110)     3,880     10,526    11,715       9,896
Realized gain (loss) on investments, net       3,800        558         78     1,291      22,746
Change in unrealized appreciation
 (depreciation) of investments(2)               (649)       758      1,929     2,676     (11,910)
Net increase in net assets
 resulting from operations(3)                 $3,041     $5,196     12,533   $15,682     $20,732
Net increase in net assets
 resulting from operations per
 share (diluted)(3)                            $2.61     $0.87      $1.02      $1.11       $1.47

Dividends declared per share                   $  -      $0.36      $0.92      $1.20       $1.31


BALANCE SHEET DATA
                                                1995      1996       1997       1998        1999
                                                ----      ----       ----       ----        ----
                                          (unaudited)
Investments
Medallion Loans                                $   -  $134,615   $225,961   $266,062    $303,093
Commercial Installment Loans                  15,331    60,115     79,803    106,423     162,034
Equity Investments                             1,045     2,374      7,490     11,610       2,336
Investments, net of unrealized
depreciation of investments                   16,376   197,104    313,254    384,095     467,463
Total assets                                  21,237   215,277    339,894    422,225     509,613
Notes payable                                      -    96,450    137,750    115,600     190,450
Commercial paper                                   -         -          -    103,082      93,984
Subordinated SBA debentures                    2,408    38,806     39,770     41,590      10,500
Senior secured notes                               -         -          -          -      45,000
Total liabilities                              2,881   140,205    189,363    272,938     358,573
Negative goodwill                                  -       258      1,795      1,072         351
Preferred Stock                                3,330         -          -          -           -
Total shareholders' equity                    15,026     1,795    148,736    148,215     150,689


SELECTED FINANCIAL RATIOS AND OTHER DATA
                                                1995      1996       1997       1998        1999
                                                ----      ----       ----       ----        ----

Return on assets(4)                            15.28%     4.39%      4.51%       4.12%      4.45%
Return on equity(5)                            20.24%     7.16%      8.43%      10.58%     13.76%
Average yield, e.o.p(6)                         8.82%    10.98%     10.20%       9.93%      9.91%
Average cost of funds, e.o.p.(7)                3.79%     7.15%      7.15%       6.42%      7.09%
Spread, e.o.p.(8)                               5.03%     3.83%      3.05%       3.51%      2.82%
Other income ratio (9)                          0.00%     0.21%      0.31%       0.38%      0.45%
Operating expense ratio (10)                    2.86%     1.41%      1.81%       3.12%      3.32%
Medallion Loans as a percentage of
Investments                                     0.00%    68.30%     72.13%      69.27%     64.84%
Commercial Installment Loans as a
percentage of investments                      93.62%    30.52%     25.48%      27.71%     34.66%
Equity investments as a
percentage of investments                       6.38%     1.20%      2.39%       3.02%      0.50%
Investments to assets                          77.11%    91.56%     92.16%      90.97%     91.73%
Equity to assets                               70.75%    33.70%     43.76%      35.10%     29.57%
Debt to equity                                 16.03%   186.42%    119.35%     175.60%    225.59%
SBA debt to total debt                           100%    28.69%     22.40%      15.98%      3.09%

MEDIA (1)

STATEMENT OF OPERATIONS DATA

                                    May 30 to      Year Ended       Year Ended        Year Ended
                                  December 31,    December 31,     December 31,      December 31,
                                      1996            1997             1998              1999
                                      ----            ----             ----              ----
Advertising revenue                 $1,095,346      $3,070,119       $7,526,569        $9,878,117
Cost of services                       499,135       1,204,892        2,413,089         4,261,673
                                    ----------      ----------       ----------        ----------
Gross margin                           596,211       1,865,227        5,113,480         5,616,444
Other operating expenses               659,211       1,499,803        3,163,091         5,223,833
                                    ----------      ----------       ----------        ----------
Income (losses) before taxes           (63,000)        365,424        1,950,389           392,611
Income taxes                            -             (162,000)        (750,000)         (134,125)
                                    ----------      ----------       ----------        ----------
Net income (loss)                     $(63,000)      $ 203,424       $1,200,389          $258,486

---------------

(1) Equity in earnings (losses) of unconsolidated subsidiary represents the net income (loss) for the period indicated from the Company's investment in Media. The amount reflects the elimination of approximately $473,000 of advertising revenue purchased by the Company from Media in 1999. Such amount has not been eliminated in the Statement of Operations of Media.
(2) Change in unrealized depreciation of investments represents the (increase) decrease for the period in the unrealized depreciation applied against the Company's investments to state them at fair value.
(3) Net increase in net assets resulting from operations is the sum of net investment income, net realized gains or losses on investments and the change in unrealized gains or losses on investments.
(4) Return on assets represents net increase in net assets resulting from operations, for the year indicated, divided by average total assets.
(5) Return on equity represents net increase in net assets resulting from operations, for the year indicated, divided by total stockholders' equity.
(6) Average yield, e.o.p. represents the end of year weighted average interest rate on investments at the date indicated.
(7) Average cost of funds, e.o.p. represents the end of year weighted average interest rate on debt at the date indicated.
(8) Spread, e.o.p. represents average yield, e.o.p. less average cost of funds, e.o.p.
(9) Other income ratio represents other income, for the year indicated, divided by investments.
(10) Operating expense ratio represents operating expenses, for the year indicated, divided by total assets.

                                       22
s

                           SELECTED FINANCIAL DATA (3)

                                    TRI-MAGNA
              (MFC, BUT NOT MEDIA, IS CONSOLIDATED WITH TRI-MAGNA)

                                                                           January 1
                                                             Year Ended           To
                                                           December 31,      May 29,
                                                                   1995         1996
                                                                   ----         ----
                                                              (dollars in thousands)
STATEMENT OF OPERATIONS DATA
Investment income...................................            $ 9,803       $4,423
Interest expense....................................              6,034        2,517
                                                                  -----        -----
Net interest income.................................              3,769        1,906
Equity in earnings (losses) of
 unconsolidated subsidiary(1)........................               126          (53)
Other income........................................                446          148
Total non-interest expense..........................              2,615        1,816
Dividends paid on minority interest.................                208           --
                                                                    ---
Net investment income...............................              1,518          185
Realized gain (loss) on investments, net............                 61           --
Change in unrealized depreciation of
investments(2)......................................              (140)           --
                                                                  -----
Net increase in net assets resulting from
Operations..........................................            $ 1,439         $185
                                                                =======         ====
SELECTED FINANCIAL RATIOS AND OTHER DATA(3)
Return on average assets(4)(5)......................               1.50%        1.86%
Return on average equity(5)(6)......................              12.97        16.93
Interest rate spread
Average yield(5)(7..................................              10.61        11.00
Average cost of funds(5)(8).........................               8.26         7.56
Spread(9)...........................................               2.35         3.44
Other income to average assets(5)...................               0.47         0.36
Non-interest expense to average
assets(5)(10).......................................               2.73         2.98
Weighted average assets.............................             96,189       99,197
Weighted average investments(11)....................             92,433       96,479
Weighted average equity.............................             11,094       10,897
Weighted average debt...............................             73,063       79,912

                                                          December 31,(3)    May 29,
                                                                   1995      1996(3)
Medallion Loans as a percentage of investments......               68.4%        67.9%
Commercial Installment Loans as a percentage of
Investments.........................................               31.6         32.1
Investments to assets...............................               96.3         97.0
Equity to assets....................................               17.4         16.7
Debt to equity(12)..................................                464          482
SBA debt to total debt..............................                 --           --

                                    TRI-MAGNA


                                                      December 31,      May 29,
                                                             1995         1996
                                                         (dollars in thousands)
BALANCE SHEET DATA
Investments
 Medallion Loans...................................       $66,338      $64,934
 Commercial Installment Loans......................        30,619       31,598
Unrealized depreciation of investments.............          (910)        (910)
                                                            -----        -----
Investments, net of unrealized depreciation of
 Investments.......................................        96,047       95,622
Total assets.......................................        99,788       98,605
Notes payable......................................        80,295       79,395
Subordinated SBA debentures........................             -            -
Total liabilities..................................        82,474       82,116
Minority interest..................................             -            -
Total stockholders' equity.........................        17,314       16,489

                                    MEDIA(1)

                                                 YEAR ENDED        JANUARY 1 TO
                                                DECEMBER 31,          MAY 29,
                                                    1995               1996
                                                    ----               ----
STATEMENT OF OPERATIONS DATA
Advertising revenue                               $1,542,013         $ 671,148
Cost of services                                     483,721           283,891

Gross margin                                       1,058,292           387,257
Other operating expenses                             829,293           455,278
Income (losses) before taxes                         228,999           (68,021)
Income taxes                                         103,043           (14,999)

Net income (loss)                                  $ 125,956         $ (53,022)

--------------------------

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

EDWARDS

                                                                  JANUARY 1
                                                    YEAR ENDED         TO
                                                   DECEMBER 31,      MAY 29,
                                                       1995           1996
                                                       ----           ----
                                              (dollars in thousands)
STATEMENT OF OPERATIONS DATA
Investment income.............................       $ 4,317        $ 1,727
Interest expense..............................         2,748          1,098
                                                       -----          -----
Net interest income...........................         1,569            629
Other income..................................           443            129
Total non-interest expense....................           885            660
Income tax expense............................            40             16
                                                          --             --
Net investment income.........................         1,087             82
Realized gain (loss) on investments, net......             -              -
Net increase in net assets resulting from
 operations before extraordinary items........         1,087             82
                                                     -------           ----
Net increase in net assets resulting
 from operations..............................       $ 1,087           $ 82
                                                     =======           ====

SELECTED FINANCIAL RATIOS AND OTHER DATA(1)
Return on average assets(2)(3)................          2.42%          2.28%
Return on average partners' capital(3)(4).....         12.29          11.38
Interest rate spread
 Average yield(3)(5)..........................          9.92           9.40
 Average cost of funds(3)(6)..................          7.96           7.54
 Spread(7)....................................          1.96           1.86
Other income to average assets(3).............          0.99           0.68
Non-interest expense to average assets(3)(8)..          1.98           1.63
Weighted average assets.......................       $44,829        $45,543
Weighted average investments(9)...............        43,508         44,103
Weighted average partners' capital............         8,846          9,112
Weighted average debt.........................        34,535         34,947

                                                 DECEMBER 31, (1)    MAY 29,
                                                       1995         1996 (1)
                                                       ----         --------
Medallion Loans as a percentage of investments          98.6%          98.7%
Commercial Installment Loans as a percentage
 of investments                                          1.4            1.3
Investments to assets                                   97.1           96.7
Partners' capital to assets                             20.2           19.8
Debt to partners' capital(10)                            382            385
SBA debt to total debt                                  71.7           71.2

                                     EDWARDS
                                                                   JANUARY 1
                                                                          TO
                                                    DECEMBER 31,     MAY 29,
                                                            1995        1996
                                                 (dollars in thousands)
BALANCE SHEET DATA
Investments
 Medallion Loans.................................        $43,177     $43,921
 Commercial Installment Loans....................            622         589
Unrealized depreciation of investments...........            (20)        (20)
                                                            ----        ----
Investments, net of unrealized depreciation
 of investments..................................         43,779      44,490
Total assets.....................................         45,084      46,001
Notes payable and demand notes...................          9,850      10,100
Subordinated SBA debentures......................         24,950      24,950
Total liabilities................................         35,967      36,894
Total partners' capital..........................          9,117       9,107
---------------

(1)   Unaudited.
(2) Return on average assets is calculated as the net increase in net assets resulting from operations before extraordinary items (excluding legal fees related to sale of assets) divided by the weighted average assets for the period.
(3) Selected financial ratios are annualized for the period from January 1, 1996 to May 29, 1996.
(4) Return on average partners' capital is calculated as the net increase in net assets resulting from operations before extraordinary items (excluding legal fees related to sale of assets) divided by the weighted average partners' capital for the period.
(5) Average yield is calculated as gross investment income for the period divided by the weighted average investments for the period.
(6) Average cost of funds is calculated as interest expense for the period divided by the weighted average debt for the period.
(7) Spread is calculated as the difference between average yield and average cost of funds.
(8) Non-interest expense to average assets is calculated as the total non-interest expense (excluding legal fees related to sale of assets) divided by the weighted average assets for the period.
(9) Investments consists of Edwards' loan portfolio and excludes cash and cash equivalents.
(10) Debt to partners' capital is defined as total debt divided by total partners' capital.

                                       TCC

                                                                                JANUARY 1
                                                                   YEAR ENDED          TO
                                                                  DECEMBER 31      MAY 29,
                                                                         1995        1996
                                                             (dollars in thousands)
STATEMENT OF OPERATIONS DATA
Investment income...........................................         $ 1,836       $ 682
Interest expense............................................             450         148
                                                                         ---         ---
Net interest income.........................................           1,386         534
Total non-interest expense..................................             760         260
Income tax expense (benefit)(1).............................             381         128
                                                                         ---         ---
Net investment income, adjusted for taxes(2)................             245         146
Realized gain (loss) on investments.........................            (50)           5
Change in unrealized depreciation of
 investments(3).............................................             335          30
                                                                         ---          --
Net increase (decrease) in net assets resulting
 from operations............................................           $ 530        $181
                                                                       =====        ====

SELECTED FINANCIAL RATIOS AND
OTHER DATA(4)
Return on average assets(5)(6)..............................            2.91%       2.56%
Return on average common equity(6)(7).......................            6.74        5.23
Interest rate spread
 Average yield(6)(8)........................................           13.58       12.95
 Average cost of funds(6)(9)................................            6.14        5.58
 Spread(10).................................................            7.44        7.37
Non-interest expense to average assets(6)...................            4.18        3.67
Weighted average assets.....................................         $18,183     $16,983
Weighted average investments(11)............................          10,389       9,745
Weighted average common equity..............................           7,859       8,312
Weighted average debt.......................................           7,330       6,368

                                                                  DECEMBER 31,     MAY 29,
                                                                      1995(4)     1996(4)
Medallion Loans as a percentage of investments..............            81.5%       76.0%
Commercial Installment Loans as a percentage of investments.            18.5        24.0
Loans to assets.............................................            52.6        56.3
Equity to assets............................................            60.2        63.7
Debt to equity(12)..........................................              64          53
SBA debt to total debt......................................           100.0       100.0

                                       TCC
                                                        DECEMBER 31, MAY 29,
                                                            1995        1996
                                                      (dollars in thousands)
BALANCE SHEET DATA
Investments
 Medallion Loans......................................   $ 7,988     $ 7,543
 Commercial Installment Loans.........................     1,808       2,381
Unrealized depreciation of investments................      (642)       (612)
                                                           -----       -----
Investments, net of unrealized depreciation of
 Investments..........................................     9,154       9,312
Cash and cash equivalents.............................     7,781       6,797
Total assets..........................................    17,416      16,551
Notes payable and demand notes........................        --          --
SBA debentures........................................     6,730       5,640
Total liabilities.....................................     6,937       6,008
Total stockholders' equity............................    10,479      10,543
-------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Annual Report on Form 10-K. Amounts prior to June, 1998 have been restated to include the historical amounts of Medallion Capital, Inc. (formerly Capital Dimensions, Inc.).

General

        The Company operates a specialty finance company whose principal activity is the origination and servicing of commercial secured loans. The loans are primarily secured by taxicab medallions ("Medallion Loans") and loans to small businesses secured by equipment and other suitable collateral ("Commercial Installment Loans"). As an adjunct to its finance business, the Company also operates a taxicab rooftop advertising business. The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets consisting primarily of Medallion Loans and Commercial Installment Loans, and the interest paid on interest-bearing liabilities consisting primarily of secured credit facilities with bank syndicates, secured commercial paper, senior secured notes and debentures issued to or guaranteed by the SBA. Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Net interest income is affected by economic, regulatory and competitive factors that influence interest rates, loan demand and the availability of funding to finance the Company's lending activities. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities. The income from the taxicab rooftop advertising business is reflected as earnings from unconsolidated subsidiary.

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

        Trend in Loan Portfolio Yield - The Company's investment income is driven by the principal amount of and yields on its portfolio. To identify trends in the yields, the portfolio is grouped by Medallion Loans, Commercial Installment Loans and Equity Investments. The following table illustrates the Company's investments at fair value and the weighted average portfolio yields calculated using the contractual interest rates of the loans at the dates indicated:

                                             December 31, 1998                          December 31, 1999
                              Contractual                                    Contractual
                                Weighted                       Percentage     Weighted                     Percentage
                                 Average        Principal       of Total       Average      Principal       of Total
                                  Yield          Amounts        Portfolio       Yield        Amounts       Portfolio
Medallion Loan Portfolio             9.03%    $266,061,808         69.3%        8.90%     $303,093,283         64.8%
Commercial Installment Loan
  Portfolio                         12.13%     106,422,835         27.7%       11.71%      162,033,462         34.7%
Equity Investments                      -       11,610,529          3.0%           -         2,336,185          0.5%
                                    -----       ----------      -------        -----         ---------       ------

Total Portfolio                      9.93%    $384,095,172        100.0%        9.91%     $467,462,930        100.0%

        The weighted average yield e.o.p.(/1/) of the Medallion Loan portfolio at December 31, 1999 was 8.90% a decrease of 13 basis points from 9.03% at December 31, 1998. Medallion loans constituted 64.8% of the total portfolio of $467.5 million at December 31, 1999 as compared to 69.3% of the total portfolio of $384.1 million at December 31, 1998. The decrease in the average yield on Medallion Loans was the result of increased competition in the New York medallion

-------------

(1) e.o.p. or "end of period," indicates that a calculation is made at the date indicated rather than for the period then ended.

--------------------
market partially offset by the Company's expansion into other medallion markets which produce yields 100 to 300 basis points higher than New York. As of December 31, 1999, medallion loans outside the New York market represented 16.5% of the total medallion loan portfolio compared to 11.7% of the total medallion loan portfolio at December 31, 1998. The Company plans to continue to focus its marketing efforts towards origination of higher yielding medallion loans outside of the New York market.

       The weighted average yield e.o.p. of the Commercial Installment Loan portfolio decreased 42 basis points to 11.71% at December 31, 1999 from 12.13% at December 31, 1998. The yield decreased due to a shift in the mix within the commercial portfolio from higher yielding fixed rate loans to floating rate loans tied to the prime rate. At December 31, 1999, floating rate loans represented approximately 51.5% of the commercial portfolio as compared to 27.7% at December 31, 1998. Although this strategy produces a lower yield, the Company believes that this strategy will help mitigate its interest rate risk in a rising interest rate environment. The Company has continued to shift the total portfolio mix toward a higher percentage of Commercial Installment Loans, which historically have had a yield of approximately 200-300 basis points higher than the Company's Medallion Loans and 250 to 600 basis points higher than the Prime Rate. The percentage of the entire portfolio composed of Commercial Installment Loans increased to 34.7% of the total portfolio of $467.5 million at December 31, 1999 from 27.7% of the total portfolio of $384.1 million at December
31, 1998.

       The total portfolio yield decreased 2 basis points to 9.91% at December 31, 1999 from 9.93% at December 31, 1998. This slight decline is the result of the decrease in yields of the medallion and commercial portfolios. The Company expects to try to continue increasing both the percentage of Commercial Installment Loans in the total portfolio and the number of floating and adjustable rate loan and non-New York medallion loan originations.

       Equity Investments represented 0.5% and 3.0% of the Company's entire portfolio at December 31, 1999 and 1998, respectively. The decrease in equity investments was due to the sale of the Company's holdings of Radio One in 1999.

       Trend in Interest Expense - The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates, secured commercial paper, long-term notes payable and, to a lesser degree, fixed-rate, long-term debentures issued to or guaranteed by the SBA. In 1999, the Company has reduced its reliance on the SBA by prepaying $31.1 million of debentures and issuing $45.0 million of senior secured notes. The Company has retained $10.5 million of SBA financing, however such financing is restricted in its application and its future availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to limit its use of SBA funding. The Company believes that its entry into the long-term private placement market increases its exposure to the investment community and creates new financing opportunities. The Company has also been making a transition to financing operations primarily with short-term LIBOR-based secured bank debt and secured commercial paper which has generally decreased its interest expense thus far. At the present time commercial paper is priced at approximately 40-50 basis points below the rate charged under the Company's revolving credit facilities. However, this has also increased the Company's exposure to the risk of increases in market interest rates which the Company attempts to mitigate with certain hedging strategies. At December 31, 1999 and December 31, 1998, short-term LIBOR-based debt including commercial paper constituted 83.7% and 84.0% of total debt, respectively. The Company began issuing commercial paper on March 16, 1998.

       The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium over LIBOR paid by the Company on its LIBOR-based debt and secured commercial paper, and (iii) the ratio of LIBOR-based debt to SBA financing and senior secured notes. The Company incurs LIBOR-based debt for terms generally ranging from 1-180 days. The Company's debentures issued to or guaranteed by the SBA typically have initial terms of ten years and the Company's senior secured notes have a term of five years. The Company's cost of funds reflect fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the 90- and 180-day LIBOR (the "LIBOR Benchmark"). The Company's average cost of funds e.o.p. at December 31, 1999 was 7.09% or 108 basis points over the LIBOR Benchmark of 6.01% compared to 6.42%, or 121 basis points over the LIBOR Benchmark of 5.21% at December 31, 1998. Although the Company achieved a 13 basis point improvement in the spread paid over the LIBOR Benchmark, the average cost of funds e.o.p. was higher because of the 80 basis point increase in the LIBOR Benchmark year over year.

        Taxicab Rooftop Advertising. In addition to its finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media's revenue is affected by the number of taxicab rooftop advertising displays ("Displays") that it owns the occupancy rate and advertising rate of those Displays. At December 31, 1999, Media had approximately 6,400 installed Displays. The Company expects that Media will continue to expand its operations by entering new markets on its own or through acquisition of existing taxicab rooftop advertising companies. On September 30, 1999, Media entered into an agreement with Yellow Cab Service Corp. to sell advertising space on a commission basis on its 3,000 taxicab trunk signs located throughout the Southeast. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company because the Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies with investment companies.

        Under the Master Settlement Agreement between tobacco manufacturers and the Attorneys General of various states (including those states in which the Company conducts its taxitop advertising business), the tobacco manufacturers agreed to eliminate general outdoor and transit advertising of tobacco products by March 31, 1999. The loss of such advertising had an initial adverse effect upon the taxicab rooftop advertising business of the Company. The Company believes, however, that it has replaced some of the revenue which was lost due to the elimination of tobacco taxicab rooftop advertising through contracts with new advertisers from new industry sectors (i.e. internet companies) and expansion into new markets. The Company believes that it will be able to continue to replace the tobacco advertising contracts and in the long term this agreement will not have a significant adverse impact on Media's financial position or results of operations.

Factors Affecting Net Assets. Factors which affect the Company's net assets include net realized gain/loss on investments and change in net unrealized appreciation/depreciation of investments. Net realized gain/loss on investments is the difference between the proceeds derived upon sale or foreclosure of a loan and the cost basis of such loan or equity investment. Change in net unrealized appreciation/depreciation of investments is the amount, if any, by which the Company's estimate of the fair value of its investment portfolio is above/below the previously established fair value or the cost basis of the portfolio. Under the 1940 Act and the SBIA, the Company's loan portfolio and other investments must be recorded at fair value or "marked to market." Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of its loan portfolio to reflect the Company's estimate of the current value of the loan portfolio. Since no ready market exists for the Company's loans, fair value is subject to the good faith determination of the Company. In determining such value, the Company and its Board of Directors takes into consideration factors such as the financial condition of its borrowers, the adequacy of its collateral and the relationships between current and projected market rates of interest and portfolio rates of interest and maturities. Any change in the fair value of portfolio loans or other investments as determined by the Company is reflected in net unrealized depreciation or appreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income. Therefore, if recent decreases in prevailing interest rates lead to a trend of lower interest rates, net increase in net assets resulting from operations could increase. Upon the completion of the Acquisitions on May 29, 1996, the Company's loan portfolio was recorded on the balance sheet at fair value, which included $1.5 million of net unrealized depreciation, as estimated by the Company in accordance with the 1940 Act and the purchase method of accounting. In connection with the VGI, VGII and Venture Opportunities portfolio acquisition, the Company recorded the investments on the balance sheet at fair value, which included $200,000 of net unrealized depreciation.

       Commencement of Operations. Medallion Financial commenced operations in connection with the simultaneous closing of its initial public offering and the Acquisitions on May 29, 1996. Prior to that date, Medallion Financial had no results of operations and each of Medallion Financial, Tri-Magna, Edwards and TCC had been operating independently of each other. The acquisition of CDI, now Medallion Capital, was accounted for as a pooling-of-interests and as such requires that its operating results and its assets and liabilities be combined with those of Medallion Financial since the inception of CDI. Therefore, the predecessor company to the Acquisitions is a combination of Medallion Financial with no activity and CDI. The results for the year ended December 31, 1996 reflect 12 months of operating results for CDI and only the seven months of operating results from the period commencing May 30, 1996 and ending December 31, 1996 for Medallion Financial. The 1997 and 1998 financial statements have been restated to include 12 months of operations for CDI. Further, the operating results of BLL are included in the 1997 financial statements beginning October 31, 1997, the date the company was acquired. The following discussion under the caption "Consolidated Results of Operations" sets forth an analysis of the Company's actual results of operations and assets and liabilities (post pooling-of-interests with CDI) for the years ending December 31, 1999, 1998 and 1997.

Consolidated Results of Operations

For the Years Ended December 31, 1999 and 1998.

        Performance Summary. For the year ended December 31, 1999, net increase in net assets resulting from operations has been positively impacted by the growth of the loan portfolio and an increase in realized gains from the sale of common and preferred stock warrants, offset by an increase in interest and operating expenses.

        Investment Income. Investment income increased $6.2 million or 17.7% in 1999 as compared to 1998. The Company's investment income reflects the positive impact of portfolio growth during the year. Total portfolio growth was $83.4 million or 21.7% from $384.1 million at December 31, 1998 to $467.5 million at December 31, 1999. The average portfolio outstanding in 1999 was $426.9 million which generated $41.4 million of investment income at a weighted average of 9.70% as compared to $348.7 million average portfolio outstanding in 1998 which generated $35.0 million of investment income at a weighted average interest rate of 10.27%. The overall increase in investment income of $6.2 million was primarily the result of higher outstanding loan levels with a higher percentage of loans in commercial installment lending portfolio which generated higher yields than Medallion loans. The lower yield on the Medallion portfolio partially offset the increase in the investment income.

       Total loan originations, net of participations, increased by $53.7 million or 22.0% to $298.2 million in 1999 compared to $244.5 million in 1998. Not included in originations for 1998 are purchases of $16.7 million of loans acquired as a result of the acquisition of VGI, VGII and Venture Opportunities Corp. The originations were offset by prepayments, terminations and refinancings by the Company aggregating $224.7 million in 1999 compared to $193.0 million in 1998.

        The weighted average yield e.o.p. of the entire portfolio decreased 2 basis points to 9.91% at December 31, 1999 from 9.93% at December 31, 1998. The decrease in the yield of the entire loan portfolio was caused by a decrease in the yields of the Medallion and Commercial portfolios. The decrease in the average yield on Medallion portfolio was caused by a reduction in loan yields due to increased competition and refinancings by borrowers at lower rates. The decrease in the commercial portfolio yield is due in part to the rise in the quantity of floating rate loans tied to prime as a percentage of the Commercial portfolio, because they are at lower yields than the older fixed rate loans thus, shifting the average yield on Commercial Installment loans lower. In addition, the current interest rate environment is such that the Company has increased the origination of loans with shorter interest rate maturity dates, which are issued at a lower interest rate further contributing to the decline in the portfolio yield. However, the shorter maturity dates helps reduce the Company's interest rate risk exposure.

       Interest Expense. The Company's 1999 interest expense was $19.6 million, an increase of $4.0 million or 25.8% from 1998. The Company's average cost of funds e.o.p. increased 67 basis points to 7.09% or 108 basis points over the LIBOR Benchmark of 6.01% at December 31, 1999 from 6.42% or 121 basis points over the LIBOR Benchmark of 5.21% at December 31, 1998. The increase in the average cost of funds e.o.p. was caused by an 80 basis point increase in the LIBOR Benchmark. Also contributing to the increase in cost of funds e.o.p. was an increase in the Company's issuance of LIBOR based bank debt, in place of commercial paper which at the present time is generally priced approximately 40-50 basis points higher than the Company's commercial paper. Average total borrowings increased $80.0 million or 36.5% to $298.9 million in 1999, producing an interest expense of $19.6 million at a weighted average interest rate of 6.57% compared to $218.9 million in 1998 which produced an interest expense of $15.6 million at a weighted average interest rate of 7.13%. The weighted average interest rates include commitment fees and amortization of premiums on existing interest rate cap agreements. The percentage of the Company's short-term LIBOR based secured indebtedness including secured commercial paper decreased as a percentage of total indebtedness to 83.7% at December 31, 1999 from 84.0% at December 31, 1998, as the result of the issuance of $45 million of five year senior secured notes which replaced $31.1 million of SBA debentures.

       Net Interest Income. The increase in the net interest income was primarily the result of the net increase in the principal outstanding in both the Medallion and Commercial installment loan portfolios in 1999 over 1998 of $37.0 million and $55.6 million respectively. Net interest income was positively impacted by the 5 basis point or 1.5% increase in the average spread between the average yield on the portfolio and the average cost of funds to 3.37% in 1999 from 3.32% in 1998.

        Equity in Earnings of Unconsolidated Subsidiary. In 1999 Media generated net income of $258,000 which includes approximately $473,000 of revenue from taxi top advertising sales to the Company, compared to $1.2 million in 1998.
The decline is primarily the result of higher cost of goods sold and operating expenses. Advertising revenue increased $2.4 million or 31.2% to $9.9 million in 1999 up from $7.5 million in 1998. Display rental costs increased $1.8 million or 76.6% to $4.3 million in 1999 from $2.4 million in 1998. This resulted in a gross margin in 1999 of approximately $5.6 million or 56.9% of advertising revenue compared to $5.1 million or 67.9% in 1998. The increase in advertising revenue and display rental cost is directly related to the increase in the number of Displays owned by Media. The number of Displays owned by Media increased 1,200 or 23% to approximately 6,400 at December 31, 1999. The significant $2.4 million increase in revenue was partially offset by the shortfall in revenue resulting from the elimination of higher priced tobacco advertising with initially lower priced replacement contracts and a related lower average display occupancy in 1999 of 81.4% down from 100% in 1998. Total operating expense increased by $2.1 million in 1999 primarily due to increases in the following expense categories: salary and benefits of $700,000, commission of $209,000, office supplies of 63,000, travel and entertainment of $312,000. These increases reflect the growth and expansion of the business.

        Gain on sale of loans. The Company experienced a gain on the sale of the guaranteed portion of SBA 7(a) loans in the amount of $3.0 million on loans sold for the year ended December 31, 1999 compared to $2.3 million for the year ended December 31, 1998. The increase in the gain is the result of the increase in the sale of loans during the year of $53.8 million for 1999 compared to $23.0 million for 1998, offset by a reduction in the premiums received for the sales. The Company accounts for gains on sale of loans in accordance with SFAS 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities). Based upon industry data and limited experience with this portfolio, the Company has assumed a 15% prepayment speed in calculating the gains on sale of loans and excess servicing assets. Management will continue to review industry data as well as its experience with the portfolio and will adjust discount rates and prepayment speeds, if deemed appropriate.


        Other Income. The Company's other income increased $653,000 or 44.8% to $2.1 million in 1999. Other income was primarily derived from servicing fee income, late charges, prepayment fees and miscellaneous income. Approximately $320,000 of the increase is due to growth in servicing fee income on the guaranteed portion of SBA loans sold in the secondary market. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition.

        Non-Interest Expenses. The Company's non-interest expenses increased $3.8 million or 27.4% to $17.4 million in 1999. Salary and benefits increased $3.8 million or 68.0%, other operating expenses totaled $5.5 million for an increase of $640,000 or 13.2% and professional fees increased $790,000 or 82.0% to $1.8 million. The increase in salary and benefits of $3.8 million relates to: the full year impact of 1998 staff changes, higher commissions, salary adjustments, changes which lower the recording of deferred loan origination costs, the full year impact of the Medallion Business Credit operation which was partially in operation during 1998, higher accruals related to special bonus payouts, and one time severance expense related to the Chief Operating Officer's departure. Other operating expenses increase of $640,000 was primarily the result of $250,000 expense related to the conversion of the Company's loan system. The increase in professional fees related to expenses incurred in reviewing potential acquisition candidates. The operating expense ratio increased to 3.3% for 1999 from 3.2% for 1998. The operating expense ratio is computed as non-interest expenses divided by total assets.

        Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill was $530,000 in 1999 as compared to $506,000 in 1998, and relates primarily to $6.6 million of goodwill generated in the acquisitions of Edwards and TCC and $1.2 million related to the purchases of assets of VGI, VGII and Venture Opportunities Corp. The acquisition of Business Lenders LLC resulted in the addition of $66,000 of goodwill. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. Negative goodwill of $2.9 million was generated in the acquisition of Tri-Magna and is being amortized on a straight-line basis over four years. Accretion of negative goodwill was $722,000 in 1999 and 1998.

        Net Investment Income. Net investment income was $9.9 million in 1999, a decrease of $1.7 million or 14.7% from $11.6 million in 1998. The decrease was attributable to the $4.0 million increase in interest expense due to a higher cost of funds in 1999, higher non-interest expenses of $3.8 million, offset by an increase in investment income and non interest income of $6.2 million and $653,000 respectively.

       Change in Net Unrealized Depreciation/Appreciation. The change in net unrealized depreciation in 1999 was $11.9 million as compared to a change in net unrealized appreciation of $2.7 million in 1998. This change results from approximately $5.4 million of net unrealized depreciation that was recognized when Radio One stock owned by the Company was sold which offset the previously recognized unrealized appreciation, and approximately $6.5 million of net unrealized depreciation from additional loan loss reserves recorded.

        Net Realized Gain on Investments. The Company had an increase in realized net gain on investments of $21.4 million from $1.3 million in 1998 to $22.7 million in 1999. The increase in realized gains was the result of the sale of Radio One stock held by the Company.

        Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations was $20.7 million in 1999 an increase of $5.1 million or 32.5% over the $15.7 million earned in 1998. The increase was attributable to the positive impact of portfolio growth, an increase in realized gains offset by an increase in operating expenses and an increase in unrealized depreciation. Return on assets and return on equity for the year ended December 31, 1999, were 4.45% and 13.76%, respectively, compared to 4.1% and 10.6% for the year ended December 31, 1998.


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

        The weighted average yield e.o.p. of the entire portfolio decreased 27 basis points to 9.93% at December 31, 1998 from 10.20% at December 31, 1997. The decrease in the yield of the entire loan portfolio was caused by a decrease in the average yield on Medallion Loans, and Commercial Installment Loans as well as a decrease in the percentage of the portfolio composed of higher yielding Commercial Installment Loans which historically have been originated at a yield of approximately 300 basis points higher than Medallion Loans and 250 to 600 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the Medallion Loan portfolio decreased 24 basis points to 9.03% at December 31, 1998. The decrease in the average yield on Medallion Loans was caused by a reduction in loan yields due to lower long-term interest rates and competition. At December 31, 1998 the average yield of the Commercial Installment Loan portfolio decreased 61 basis points to 12.13%. The decline in the commercial portfolio yield is due in part to the drop in prime rate as the quantity of floating rate loans tied to prime has increased as a percentage of the Commercial portfolio. Thus, shifting the average yield on commercial loans lower. In addition, the current interest rate environment is such that the Company has increased the origination of loans with shorter interest rate maturity dates, which are issued at a lower interest rate further contributing to the decline in the portfolio yield. However, the shorter maturity dates further reduces the Company's interest rate risk exposure. The decrease in average yield e.o.p. of the entire loan portfolio was offset in part by the growth in the Medallion loan portfolio during the period.

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

Consolidated Results Of Operations

For the Years Ended December 31, 1997 and 1996.

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

        Net Realized Gain/Loss on Investments. The Company realized a net gain on investments of $78,000 during the year ended December 31, 1997. The gain was the result of the sale of common and preferred stock warrants in connection with the repayment of several loans and recoveries on certain loans secured by radio dispatch and broadcast equipment and other assets used in connection with livery taxicab services previously written off, offset by write- offs of $125,000 related to foreclosures on various equipment secured loans.

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

RECENT DEVELOPMENTS

         On December 22, 1999, the Company entered into an Agreement and Plan of Merger with Freshstart Venture Capital Corp., a specialty finance company, located in Long Island City, New York. The shareholders of Freshstart will receive Medallion common stock having a fair value between $4.025 to $4.875 for each share of Freshstart common stock. The closing of the transaction is subject to the approval of the shareholders of Freshstart, regulatory approval and the satisfaction of customary conditions.

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

SCHEDULE OF PRINCIPAL PAYMENTS AS OF DECEMBER 31, 1999

        The following schedule of principal payments sets forth at December 31, 1999 the amount of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated. The principal amount of Medallion Loans and Commercial Installment Loans are assigned to the time frames in which such principal amounts are contractually obligated to be paid. The Company has not reflected an assumed annual prepayment rate for Medallion Loans or Commercial Installment Loans in this table.

        The Company's interest rate sensitive assets were $476.7 million and interest rate sensitive liabilities were $339.9 million at December 31, 1999. The one year cumulative interest rate gap was negative $88.1 million, or 18.5% of interest rate sensitive assets.

                                       MORE THAN 1    MORE THAN 2    MORE THAN 3     MORE THAN 5
                          LESS THAN  AND LESS THAN  AND LESS THAN  AND LESS THAN   AND LESS THAN
                           1 YEAR       2 YEARS        3 YEARS        5 YEARS         6 YEARS      THEREAFTER      TOTAL
(IN THOUSANDS)
Earning Assets
   Medallion Loans
   and Commercial
   Fixed rate
   Installment Loans       $74,068        $62,430      $83,105       $125,933         $5,952         $3,002       $354,490
   Variable rate
   Installment Loans       116,247                                                                                 116,247

   Cash                      5,962                                                                                   5,962
                          --------       --------      -------      --------        --------       --------       --------
Total                      196,277         62,430       83,105       125,933           5,952          3,002        476,699

Liabilities
   Revolving line of
   Credit                  190,450                                                                                 190,450
   Commercial paper         93,984                                                                                  93,984
   SBA debentures                                                                      7,500          3,000         10,500
   Senior Secured Notes                                               45,000                                        45,000
                          --------       --------      -------      --------        --------       --------       --------
Total                      284,434             --           --        45,000           7,500          3,000        339,934
                          --------       --------      -------      --------        --------       --------       --------
Interest rate gap         $(88,157)       $62,430      $83,105       $80,933         $(1,548)        $    2       $136,765
                          ========       ========      =======      ========        ========       ========       ========
Cumulative interest
   rate gap               $(88,157)      $(25,727)     $57,378      $138,311        $136,763       $136,765
                          ========       ========      =======      ========        ========       ========

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

        The Company seeks to manage the exposure of the balance of the portfolio to increases in market interest rates by entering into interest rate cap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures. On April 17, 1997, MFC entered into an interest rate cap agreement, limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 6.0% until April 21, 1998. In addition, on May 9, 1997, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 6.5% until May 13, 1998 and 7.0% until November 13, 1999. On May 12, 1997, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 7.0% until May 13, 1999. Further, on April 7, 1998, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $20,000,000 of MFC's revolving credit facility to 6.5% until September 30, 1999 and 7.0% until March 30, 2001. In addition, on July 6, 1999, MFC entered into two interest rate cap agreements limiting the Company's maximum LIBOR exposure on a total of $20,000,000 of MFC's revolving credit facility to 6.5% until July 6, 2001. At December 31, 1999, these caps hedged 10.6% of the Company's LIBOR-based indebtedness including commercial paper. In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed rate indebtedness, such as five year senior secured notes and subordinated SBA debentures. At December 31, 1999, the Company principal outstanding of $45.0 million of senior secured notes with fixed rate of interest of 7.20% and $10.5 million of SBA debentures with a weighted average rate of interest of 7.08%. At December 31, 1999, the secured notes and the debentures constituted 13.2% and 3.1% respectively, of the Company's indebtedness.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's sources of liquidity are credit facilities with bank syndicates, senior secured notes, fixed rate, long-term SBA debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments and a secured commercial paper program with Salomon Smith Barney and USBancorp. As a RIC, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At December 31, 1999 the Company's $339.9 million of outstanding debt was comprised as follows: 56.1% bank debt, substantially all of which was at variable effective rates of interest with an annual weighted average interest rate of 6.76% or 174 below the Prime Rate, 27.6% secured commercial paper with an annual weighted average interest rate of 5.96% or 254 below the Prime Rate, 13.2% long-term senior secured notes fixed at an interest rate of 7.2%,and 3.1% subordinated SBA debentures, with fixed rates of interest with an annual weighted average rate of 8.27%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to possible additional SBA funding, an additional $35.6 million of debt was available at December 31, 1999 at variable effective rates of interest averaging below the Prime Rate under the Company's $320.0 million bank credit facilities. The Company has observed a practice of minimizing credit facility fees associated with the unused component of credit facilities by keeping the unused component as small as possible and periodically increasing the amounts available under such credit facilities only when necessary to fund portfolio growth.

       The following table illustrates the Company's and each of the subsidiaries' sources of available funds, amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 1999:

                                    Medallion
                                    Financial        MFC         BLLC        MCC        MBC        Total
(dollars in thousands)
Cash                                   $  411       $ 2,089       $480      $2,454      $528       $ 5,962
Revolving lines of credit             100,000       195,000(1)      --          --                 295,000
  Amounts available                     8,800         1,766         --          --        --        10,566(2)
  Amounts outstanding                  91,200        99,250         --          --        --       190,450
  Average interest rate                 7.44%         7.20%         --          --        --         7.31%
  Maturity                               7/00          7/01         --          --        --     7/00-7/01
Commercial paper
  Amounts outstanding                      --        93,984         --          --        --        93,984
  Average interest rate                    --          6.60%        --          --        --          6.60%
  Maturity                                 --          6/01         --          --        --          6/01
SBA debentures                             --            --         --      10,500        --        10,500
  Average interest rate                    --            --         --        7.08%       --         7.08%
  Maturity                                 --            --         --                    --     3/06-6/07
                                                                          3/06-6/07       --
Senior secured notes                       --        45,000         --          --        --        45,000
  Average interest rate                    --          7.20%        --          --        --         7.20%
  Maturity                                 --          6/04         --          --        --          6/04
Total cash and remaining amounts
  available under credit                9,211         3,855        480       2,454       528        16,528
facilities
Total debt outstanding               $ 91,200      $238,234       $  -    $ 10,500      $  -      $339,934

(1) The Company increased its aggregate credit commitment to $220 million effective February 10, 2000.

(2) Commercial paper outstanding is deducted from revolving credit lines available as the revolving credit line acts as a liquidity facility for the commercial paper.

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

        The Company makes limited use of SBA funding and will seek such funding only when advantageous and has consistently reduced its reliance on such funding. On June 1, 1999, the Company issued $22.5 million of senior secured notes (the Notes) that mature on June 1, 2004. The Notes bear a fixed rate of interest of 7.2% and interest is paid quarterly in arrears. The Notes rank pari pasu with the Revolvers and commercial paper through inter-creditor agreements. On September 1, 1999, the note-holders purchased an additional $22.5 million under the same terms and conditions. The proceeds of the Notes were used to pre-pay $31.1 million of the Company's outstanding SBA debentures. At
December 31, 1999 only $10.5 million of debentures were still outstanding.

        Media funds its operations through internal cash flow and inter-company debt. Media is not a RIC and, therefore, is able to retain earnings to finance growth.

       The Company believes that its bank credit facilities and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing operations of the Company's loan portfolio and advertising business in the short-term.. The Company is exploring several options to increase its available funds in order to the meet the Company's growth and expansion strategy.

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

        Availability of Funds. The Company has a continuing need for capital to finance its lending activities. The Company funds its operations through credit facilities with bank syndicates and, to a lesser degree, through senior secured notes and subordinated SBA debentures. Reductions in the availability of funds from banks and under SBA programs on terms favorable to the Company could have a material adverse effect on the Company. Because the Company distributes to its shareholders at least 90% of its investment company taxable income, such earnings are not available to fund loan originations.

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

        Government Regulation of Tobacco Advertising. Under the Master Settlement Agreement between tobacco manufactures and the attorneys general of various states (including these states in which the Company conducts its outdoor advertising business), the tobacco manufacturers agreed to eliminate general outdoor and transit advertising of tobacco products by March 31, 1999. Taxicab rooftop advertising was covered under this agreement.

       Year 2000. The Year 2000 problem concerns the inability of systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the Year 2000 and beyond. The Company, in the ordinary course of business, has for several years had several information system improvement initiatives underway. These initiatives included the installation of new loan servicing software and update of the general ledger system and such initiatives are expected to be Year 2000 compliant. The Company has completed these installations as of December 31, 1999. The Company received Year 2000 compliance letters from each of its major software vendors and its major office systems vendors.

        The Company estimates that the total cost involved in the Year 2000 project was approximately $30,000. This excludes the costs related to new loan servicing software and update of the general ledger system.

        Management believes that the Company did not suffer any material effects relating to the Year 2000 problem. Management further believes its third party vendors were Year 2000 compliant and the Company has not been informed of any material problems with its third party vendors relating to Year 2000 problem.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Pursuant to the General Instructions to Rule 3-05 of Regulations S-K, the quantitative and qualitative disclosures called for by this Item 7A and by Rule 3-05 of Regulation S-K are inapplicable to the Company at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in the response found under Item 14(A)(1) in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

 Not Applicable.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for June 15, 2000 (the "Proxy Statement").

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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDALLION FINANCIAL CORP.

                                       By: /s/ Daniel F. Baker
                                       -------------------------------------
                                       Daniel F. Baker
                                       Treasurer and Chief Financial Officer

Date: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signatures                                  Title                         Date
               ----------                                  -----                         ----

           /s/ Alvin Murstein              Chairman of the Board of Directors        March 30, 2000
-----------------------------------------  and Chief Executive Officer
             Alvin Murstein


          /s/ Daniel F. Baker              Treasurer and Chief Financial Officer     March 30, 2000
-----------------------------------------
             Daniel F. Baker


         /s/ Andrew M. Murstein            President and Director                    March 30, 2000
-----------------------------------------
           Andrew M. Murstein


           /s/ Mario M. Cuomo              Director                                  March 30, 2000
-----------------------------------------
              Mario M.Cuomo


          /s/ Stanley Kreitman             Director                                  March 30, 2000
-----------------------------------------
            Stanley Kreitman


          /s/ David L. Rudnick             Director                                  March 30, 2000
-----------------------------------------
            David L. Rudnick


           /s/ Benjamin Ward               Director                                  March 30, 2000
-----------------------------------------
              Benjamin Ward


        /s/ Frederick S. Hammer            Director                                  March 30, 2000
-----------------------------------------
          Frederick S. Hammer


                            MEDALLION FINANCIAL CORP.
                          INDEX TO FINANCIAL STATEMENTS


                                                                                            Page
MEDALLION FINANCIAL CORP.
Report of Arthur Andersen LLP, Independent Public Accountants.............................. F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998............................... F-3
Consolidated Statements of Operations for the Years ended December 31, 1999, 1998 and 1997. F-4
Consolidated Statements of Changes in Shareholders' Equity for the Years ended
December 31, 1999, and 1998 and 1997....................................................... F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 1999, 1998 and 1997. F-6
Notes to Consolidated Financial Statements................................................. F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Medallion Financial Corp.:


 We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. (a Delaware corporation) and its subsidiaries (the "Company") as of December 31, 1999 and 1998, including the consolidated schedules of investments as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 As explained in Note 2, investments consist of loans and investments in equity securities valued at $467,462,930 (92% of total assets) and $384,095,172 (91% of total assets) as of December 31, 1999 and 1998, respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, the Board of Directors' estimate of values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medallion Financial Corp. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





/s/ Arthur Andersen LLP


New York, New York
March 29, 2000

                            MEDALLION FINANCIAL CORP.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                 1999               1998
                                                                 ----               ----
ASSETS
Investments :
 Medallion loans                                            $ 303,093,283      $ 266,061,808
 Commercial installment loans                                 162,033,462        106,422,835
 Equity investments                                             2,336,185         11,610,529
                                                            -------------      -------------
Net investments                                               467,462,930        384,095,172
Investment in and loans to unconsolidated subsidiary            4,349,651          5,033,661
                                                            -------------      -------------
         Total investments                                    471,812,581        389,128,833
Cash                                                            5,961,776          6,027,596
Accrued interest receivable                                     4,887,142          3,640,301
Receivable from sale of loans                                  10,563,503          9,569,989
Servicing fee receivable                                        4,878,783          2,290,303
Fixed assets, net                                               2,378,686          1,939,859
Goodwill, net                                                   6,180,151          6,710,248
Other assets, net                                               2,949,906          2,918,113
                                                            -------------      -------------
         Total assets                                       $ 509,612,528      $ 422,225,242
                                                            =============      =============

LIABILITIES
 Accounts payable and accrued expenses                       $  9,318,480       $  5,593,101
 Dividends payable                                              5,609,773          4,764,681
 Accrued interest payable                                       3,711,199          2,308,229
 Notes payable to banks                                       190,450,000        115,600,000
 Senior secured notes                                          45,000,000                  -
 Commercial paper                                              93,983,792        103,081,785
 SBA debentures payable                                        10,500,000         41,590,000
                                                            -------------      -------------
         Total liabilities                                  $ 358,573,244      $ 272,937,796

 Negative goodwill, net                                           350,516          1,072,916

 Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY
 Preferred Stock (1,000,000 shares of  $.01 par value
 stock  authorized - none outstanding)                                $ -                $ -
 Common stock (50,000,000 shares of $.01 par value
 stock authorized, 14,024,433 and 14,013,768 shares
 outstanding at December 31, 1999 and 1998, respectively)         140,245            140,138
 Capital in excess of par value                               142,015,875        141,376,068
 Accumulated undistributed net investment income                8,532,648          6,698,324
                                                            -------------      -------------
         Total shareholders' equity                           150,688,768        148,214,530
                                                            -------------      ------------
         Total liabilities and shareholders' equity         $ 509,612,528      $ 422,225,242
                                                            =============      =============

Number of common shares and common share equivalents           14,129,210         14,143,537
Net asset value per share                                          $10.67             $10.48


              The accompanying notes are an integral part of these consolidated financial statements.

                            MEDALLION FINANCIAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              1999           1998              1997
                                                              ----           ----              ----
Investment income:
Interest income on investments....................         41,079,652     $34,814,490      $25,646,513
Interest income on short-term investments                     300,753         342,146          201,678
                                                           ----------      ----------       ----------
   Total investment income........................         41,380,405      35,156,636       25,848,191

Interest expense:
Notes payable to bank.............................          8,734,914       8,905,679        7,041,286
Commercial paper..................................          7,171,459       3,555,769                -
SBA debentures....................................          2,216,084       3,147,576        3,057,571
Notes payable to bondholders......................          1,512,684               -
                                                           ----------      ----------       ----------
                                                                                                     -
   Total interest expense.........................         19,635,141      15,609,024       10,098,857

Net interest income...............................         21,745,264      19,547,612       15,749,334

Non-interest income:
Equity in (losses) earnings of unconsolidated
subsidiary..........                                         (214,314)      1,200,389          203,424
Accretion of negative goodwill...............                 722,400         722,400          722,400
Gain on sale of loans.............................          3,014,478       2,316,245          336,300
Other income.....................................           2,111,812       1,458,802          980,309
                                                           ----------      ----------       ----------
Total non-interest income........................           5,634,376       5,697,836        2,242,433

Non-interest expenses:
Administration and advisory fees................              245,332         277,808          226,086
Professional fees................................           1,753,284         963,119          827,438
Salaries and benefits.............................          9,453,960       5,627,932        2,516,118
Other operating expenses.........................           5,454,104       4,814,948        2,599,199
Amortization of goodwill.........................             530,097         505,641          368,196
Merger related expenses...........................                  -       1,494,491                -
                                                           ----------      ----------       ----------
Total non-interest expenses.......................         17,436,777      13,683,939        6,537,037

Net investment income before income taxes................   9,942,863      11,561,509       11,454,730
Income tax benefit (provision)................                (46,358)        153,538         (928,910)
                                                           ----------      ----------       ----------
Net investment income after income taxes...........         9,896,505      11,715,047       10,525,820

Increase in net unrealized  (depreciation)/appreciation   (11,910,469)      2,675,923        1,929,468
on investments
Net realized gain on investments                           22,746,032       1,290,743           77,501
                                                           ----------      ----------       ----------

Net increase in net assets resulting from operations     $ 20,732,068     $15,681,713      $12,532,789

Net increase in net assets resulting from operations
 per common share:
Basic.............................................              $1.48           $1.12            $1.03

Diluted..........................................               $1.47           $1.11            $1.02

Weighted average common shares outstanding:
Basic Average Shares.............................          14,018,049      13,963,665       12,123,690

Diluted Average Shares...........................          14,122,826      14,093,434       12,271,783


        The accompanying notes are an integral part of these consolidated financial statements.

                            MEDALLION FINANCIAL CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                        Shares of                                             Accumulated
                                                         Common                               Capital        Undistributed
                                                          Stock          Common Stock        in Excess      Net Investment
                                                       Outstanding      $.01 Par Value     of Par Value         Income
                                                       -----------      --------------     ------------     ---------------
Balance at December 31, 1996 (Restated).......           9,212,544           $92,125        $67,680,608       $4,781,202
Issuance of common stock under
 offering.....................................           4,600,000            46,000         74,293,425                -
 Exercise of stock options....................              96,372               964            519,204                -
 Capitalization of undistributed income.......                   -                 -          1,188,101       (1,188,101)
 Distributable net investment income..........                   -                 -                  -       10,603,321
 Dividends declared on common stock ($.92 per
   share).....................................                   -                 -                  -      (11,210,807)
 SOP 93-2 cumulative reclassification.........                   -                 -           (615,688)         615,688
 Change in unrealized appreciation, net.......                   -                 -                  -        1,929,468
                                                        ----------         ---------       ------------       ----------

Balance at December 31, 1997 (Restated).......          13,908,916           139,089        143,065,650        5,530,771

 Exercise of stock options....................             104,852             1,049            568,498                -
 Distributable net investment income..........                   -                 -                  -       13,005,790
 Dividends declared on common stock ($1.20 per                   -                 -                  -      (16,772,240)
   share).....................................
 SOP 93-2 cumulative reclassification.........                   -                 -         (2,258,080)       2,258,080
 Change in unrealized appreciation, net.......                   -                 -                  -        2,675,923
                                                        ----------         ---------       ------------       ----------

Balance at December 31, 1998..................          14,013,768           140,138        141,376,068        6,698,324

 Exercise of stock options....................              10,665               107            110,518
 Distributable net investment income..........                   -                 -                  -       32,642,537
 Dividends declared on common stock ($1.31 per
   share).....................................                   -                 -                  -      (18,368,455)
 SOP 93-2 cumulative reclassification.........                   -                 -            529,289         (529,289)
 Change in unrealized appreciation, net.......                   -                 -                  -      (11,910,469)
                                                        ----------         ---------       ------------       ----------

Balance at December 31, 1999..................          14,024,433         $ 140,245       $142,015,875       $8,532,648
                                                        ==========         =========       ============       ==========



   The accompanying notes are an integral part of these consolidated financial statements

                            MEDALLION FINANCIAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                1999            1998             1997
                                                                                                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations                       $ 20,732,068     $ 15,681,713     $ 12,532,789
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
 Depreciation and amortization...................................               641,656          360,545           80,072
 Amortization of goodwill........................................               530,097          505,641          368,196
 Amortization of origination costs...............................               971,091        1,352,962          510,272
 Accretion of negative goodwill..................................              (722,400)        (722,400)        (722,400)
 Increase in unrealized depreciation (appreciation), net.........            11,910,469       (2,675,923)      (1,929,468)
 Net realized gain on investments................................           (22,746,032)      (1,290,743)         (77,501)
 Equity in losses (earnings) of unconsolidated subsidiary........               214,314       (1,200,389)        (203,424)
 Increase in accrued interest receivable.........................            (1,246,841)        (269,169)      (1,349,220)
 (Increase) decrease in receivable from sale of loans............              (993,514)      (6,707,008)       1,493,189
 Increase in servicing fee receivable............................            (2,588,480)        (672,888)         (81,400)
 Decrease (increase) in other assets.............................              (272,169)          66,645         (183,112)
 Increase  (decrease) in accounts payable and accrued expenses...             3,725,379       (1,959,089)       4,213,641
 Increase (decrease) in accrued interest payable.................             1,402,970        1,319,953         (215,053)
                                                                            -----------     ------------      -----------

Net cash provided by operating activities........................            11,558,608        3,789,850       14,436,581

CASH FLOWS FROM INVESTING ACTIVITIES:
 Originations of investments.....................................          (298,210,826)    (244,484,885)    (217,134,601)
 Proceeds from sales and maturities of investments...............           224,707,540      193,003,495      112,311,497
 Investment in and loans to unconsolidated subsidiary, net.......               559,696       (1,137,211)        (971,071)
 Payment for purchase of VGI, VGII and VOC.......................                     -      (11,963,072)               -
 Payment for purchase of BLL, net................................                     -                -       (1,022,984)
 Capital expenditures............................................              (930,107)      (1,776,565)        (118,958)
                                                                            -----------     ------------      -----------

Net cash used for investing activities...........................           (73,873,697)     (66,358,238)    (106,936,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (repayment of) notes payable to banks.............            74,850,000      (22,150,000)      43,300,000
 Repayment of term loan agreement................................                     -                -       (2,000,000)
 Proceeds from senior secured notes..............................            45,000,000                -                -
 Proceeds from (repayment of) issuance of commercial paper.......            (9,097,993)     103,081,785                -
 Repayment of notes payable to SBA...............................           (31,090,000)      (4,380,000)        (735,918)
 Repayment of notes payable to other.............................                     -                -      (12,481,408)
 Proceeds from public offering of common stock, net of expenses..                     -                -       74,339,425
 Proceeds from exercise of stock options.........................               110,625          569,547          520,168
 Payment of declared dividends to current shareholders...........           (17,523,363)     (15,601,961)      (9,465,630)
                                                                            -----------     ------------      -----------

 Net cash provided by financing activities.......................            62,249,269       61,519,371       93,476,637

NET (DECREASE) INCREASE IN CASH..................................               (65,820)      (1,049,017)         977,101

CASH, beginning of year..........................................             6,027,596        7,076,613        6,099,512
                                                                            -----------     ------------      -----------

CASH, end of year................................................            $5,961,776       $6,027,596       $7,076,613
                                                                            ===========     ============      ===========

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest...........................           $18,232,171     $ 14,171,989      $10,313,910
                                                                            ===========     ============      ===========

Cash paid during the year for income taxes.......................              $814,575         $     --        $ 317,914
                                                                            ===========     ============      ===========



              The accompanying notes are an integral part of these
                             financial statements.

                            MEDALLION FINANCIAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)

In conjunction with the Acquisitions, liabilities were assumed as follows:

                                      1999          1998             1997
                                      ----          ----             ----

                                                   VG Group           BLL
                                                 -----------     -----------
Fair value of goodwill and assets
 acquired, other than cash          $     -      $18,455,155     $16,353,970
Cash acquired                             -                -         256,538
Cash paid                                 -       11,963,072       1,279,522
Cash paid, net                            -       11,963,072       1,022,984
Liabilities assumed                 $     -      $ 6,492,083     $15,330,986



        The accompanying notes are an integral part of these consolidated financial statements.

                            MEDALLION FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

        MFC, Edwards and TCC are closed-end management investment companies registered under the 1940 Act and are each licensed as a small business investment company (SBIC) by the Small Business Administration (SBA). As an adjunct to the Company's taxicab medallion finance business, Media operates a taxicab rooftop advertising business. In 1998, the Company decided to merge all of the assets and liabilities of Edwards and TCC into MFC, subject to the approval of the SBA. The Company obtained approval from the SBA and the merger became effective on June 1, 1999.

        On October 31, 1997, the Company consummated the purchase of substantially all of the assets and liabilities of Business Lenders, Inc. through the Company's wholly owned subsidiary, BLI Acquisition Co., LLC. In connection with the transaction, BLI Acquisition Co., LLC was renamed Business Lenders, LLC (BLL). BLL is licensed by the SBA under its section 7(a) program.

        In connection with the 1996 Acquisitions, the Company received the Acquisition Orders under the 1940 Act from the Securities and Exchange Commission. Approval from the Connecticut State Department of Banking and the SBA was obtained for the BLL acquisition.

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

        On June 16, 1998, the Company completed the merger with Capital Dimensions, Inc. (CDI) a Specialized Small Business Investment Company (SSBIC) lender, headquartered in Minneapolis, Minnesota. CDI was subsequently renamed Medallion Capital, Inc. (Medallion Capital). The charter was amended to convert Medallion Capital to an SBIC. The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting.

       On December 22, 1999, the Company entered into an Agreement and Plan of Merger with Freshstart Venture Capital Corp. (Freshstart), a specialty finance company, located in Long Island City, New York. The shareholders of Freshstart will receive common stock of the Company having a fair value between $4.025 to $4.875 for each share of Freshstart common stock. The closing of the transaction is subject to the approval of the shareholders of Freshstart, regulatory approval and the satisfaction of customary conditions. Proforma information related to the transaction with Freshstart has not been included as the transaction is not expected to be material to the Company.

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

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

        (b) Principles of Consolidation and Use of the Equity Method

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, except for Media. All significant intercompany transactions, balances and profits have been eliminated in consolidation. The consolidated statements give retroactive effect to the merger with Capital Dimensions Inc. (CDI), subsequently named Medallion Capital. Subsequent to the merger, Medallion Capital changed its fiscal year end from June 30 to December 31 to coincide with the Company's year end. As a result of the merger being accounted for as a pooling-of-interests and the changing of Medallion Capital's fiscal year end, Medallion Capital's financial statements for 1997 were recast to a twelve-month period ending December 31. The consolidated financial statements for 1997 were restated, including all per share data, to retroactively combine Medallion Capital's financial statements as if the merger had occurred at the beginning of the earliest period presented.

        The Company's investment in Media is accounted for under the equity method. All significant intercompany transactions, balances and profits have been eliminated in the use of the equity method. As a non-investment company, Media cannot be consolidated with the Company, which is an investment company under the 1940 Act. Refer to Note 5 for the presentation of financial information for Media.

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

        Investments in equity securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market, are determined by the Board of Directors based upon assets and revenues of the underlying investee company as well as general market trends for businesses in the same industry. Included in equity investments at December 31, 1999 are marketable and non-marketable securities of approximately $1,896,000 and $440,000, respectively. At December 31, 1998, the respective balances were approximately $1,658,000 and $9,952,000. Approximately 8.6% and 86.0% of the equity investments at December 31, 1999 and 1998 respectively, are warrants to purchase shares that are attached to commercial loans held by Medallion Capital.

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

        Because of the inherent uncertainty of valuations, the Board of Directors' estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

        The Company's investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 65% and 69% of the Company's loan portfolio at December 31, 1999 and 1998, respectively, has arisen in connection with the financing of taxicab medallions, taxicabs and related assets, of which 83% and 88%, respectively, exist in the metropolitan New York area. These loans are secured by the medallions, taxicabs and related assets and are personally guaranteed by the borrowers, or in the case of corporations, personally guaranteed by the owners. A portion of the Company's portfolio represents loans to various commercial enterprises, including dry cleaners, laundromats, restaurants, garages and gas stations. These loans are secured by various equipment and/or real estate and are generally guaranteed by the owners, and in certain cases, by the equipment dealers. These loans are made primarily in the metropolitan New York City area. The remaining portion of the Company's portfolio is from the origination of loans guaranteed by the SBA under its section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the section 7(a) program depends on annual appropriations by the U.S. Congress.

       (d) Investment Transactions and Income Recognition

       Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to the yield of the related loans. At December 31, 1999 and 1998, net origination costs totaled approximately $2,561,000 and $1,990,000 respectively. Amortization expense for the years ended December 31, 1999, 1998 and 1997 was approximately $971,000, $1,353,000 and
$510,000, respectively.

        Interest income is recorded on the basis of interest accrued. Loans are placed on nonaccrual status, with the reversal of all uncollected accrued interest, when there is doubt as to the collectibility of interest or principal or if loans are 90 days or more past due, unless management has determined that they are both fully collateralized and in the process of collection. Interest income on non-accrual loans is recognized when cash is received. At December 31, 1999 and 1998, total nonaccrual loans were approximately $12,961,000 and $6,595,000, respectively. For the years ended December 31, 1999, 1998 and 1997 the amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $1,791,000, $793,000 and $845,000, respectively.

        (e) Loan Sales and Servicing Fee Receivable

        The Company accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 also provides for consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

       The principal portion of loans serviced for others by the Company at December 31, 1999 and 1998 amounted to approximately $122,883,000 and $ 88,826,000, respectively.

       Receivable from loans sold and gain on loan sales are attributable to the sale of commercial loans which have been at least partially guaranteed by the SBA. The Company recognizes gains or losses from the sale of the SBA-guaranteed portion of a loan at the date of the sales agreement when control of the future economic benefits embodied in the loan is surrendered. The gains are calculated in accordance with SFAS 125, which requires that the gain on the sale of a portion of a loan be based on the relative fair values of the loan sold and the loan retained. The gain on loan sales is due to the differential between the carrying amount of the portion of loans sold and the sum of the cash received and the servicing fee receivable, which is the difference between the servicing fee received by the Company (generally 100 to 200 basis points) and the Company's costs and a normal profit after considering the estimated effects of prepayments and defaults.

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

In connection with calculating the gain on sale, the Company must make certain assumptions which include (i) the amount of "adequate compensation" used to determine the amount of the servicing asset that the Company will recognize at the date of the sale; (ii) the estimated life of the underlying loan used in projecting the time period over which the Company will receive the servicing fee; and (iii) the discount rate used in the present value calculation of the servicing asset. The Company considers 40 basis points to be its cost plus a normal profit. The discount rate utilized in calculating the servicing fee is the same as the note rate, which is generally the prime rate plus 2.75%.

        The servicing fee receivable is amortized as a charge to loan servicing fee income over the estimated lives of the underlying loans using the effective interest rate method. The Company reviews the carrying amount of the servicing fees receivable for possible impairment by stratifying the receivables based on one or more of the predominant risk characteristics of the underlying financial assets. If the estimated present value of the future servicing income is less than the carrying amount, the Company recognizes an impairment loss and adjusts future amortization accordingly. If the fair value exceeds the carrying value, the Company may reduce future amortization. The servicing fee receivable is carried at the lower of amortized cost or fair value. The carrying amount of the servicing fee receivable at December 31, 1999 and 1998 was approximately $4,879,000 and $2,290,000, respectively.

        The estimated net servicing income is based in part upon management's estimate of prepayment speeds, incluuding default rates. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing assets will be accelerated and the value of the receivable will decline; accordingly, total income during the period of change and subsequent periods would be reduced. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and total income during the period of change and subsequent periods would be enchanced. The constant prepayment rates utilized by the Company in estimating the lives of the loans depend on the original term of the loan, industry and the Company's historical data. During 1999 and 1998, the Company used an estimated constant prepayment rate of 15%. The rate of prepayment of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers.

        An adjustment to the portion of the loan retained is recorded as unearned discount or premium and is amortized as an adjustment to interest income over the estimated life of the loan using the effective interest method. When a loan prepays, the remaining loan discount is recognized as an increase to interest income.

        The Company also has the option to sell unguaranteed portions of loans to third-party investors. The gain or loss on such sales would also be calculated in accordance with SFAS No. 125. The discount related to unguaranteed portions sold would be reversed and the Company would recognize a servicing fee receivable or liability based on servicing fees retained by the Company. The Company is required to retain at least 5% of the unguaranteed portion of SBA guaranteed loans. The Company did not sell unguaranteed portions of loans to third-party investors during the year ended December 31, 1998 or 1999.

     (f) Unrealized Appreciation/(Depreciation)/ and Realized Gains/(Losses) on Investments

        The change in unrealized appreciation/(depreciation) of investments is the amount by which the fair value estimated by the Company is greater/(less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and write-offs of loans or assets acquired in satisfaction of loans, net of recoveries. An analysis of the appreciation /(depreciation) and realized gains/ (losses) on investments for the years ended December 31, 1998 and 1999 is as follows:

                                                                      Investments
                                                     ----------------------------------------------
                                                        Loans           Equities          Total
                                                     -----------      -----------       -----------
Balance, December 31, 1997                           $(2,643,660)     $ 3,132,654         $ 488,994
  Increase in unrealized:
   Appreciation on investments                           409,943        3,305,966         3,715,909
   Depreciation on investments                          (540,000)        (458,489)         (998,489)
  Unrealized depreciation of acquired subsidiary        (200,000)               -          (200,000)
  Realized:
   Gains on investments                                        -       (1,167,363)       (1,167,363)
   Losses on investments                               1,125,866                -         1,125,866
                                                     -----------      -----------       -----------
  Balance, December 31, 1998                          (1,847,851)       4,812,768         2,964,917

  Increase in unrealized:
   Appreciation on investments                                 -       12,818,814        12,818,814
   Depreciation on investments                        (6,708,586)        (208,853)       (6,917,439)
  Realized:
   Gains on investments                                        -      (18,197,295)      (18,197,295)
   Losses on investments                                 385,451                -           385,451
                                                     -----------      -----------       -----------
  Balance, December 31, 1999                         $(8,170,986)       $(774,566)      $(8,945,552)

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

For the years ended December 31, 1999, 1998 and 1997, gross unrealized appreciation and depreciation and gross realized gains and losses were as follows:

                                                        1999              1998           1997
                                                        ----              ----           ----
Increase in net unrealized (depreciation)
    appreciation on investments:
Unrealized appreciation                               $12,818,814     $ 3,715,909    $2,470,922
Unrealized depreciation                                (6,917,439)       (998,489)     (666,454)
Realized gain                                         (18,197,295)     (1,167,363)            -
Realized loss                                             385,451       1,125,866       125,000
                                                     ------------     -----------    ----------
         Total                                        (11,910,469)      2,675,923     1,929,468

Net realized gain on investments:
Realized gain                                         $23,133,859     $ 2,416,609     $ 269,271
Realized loss                                            (387,827)     (1,125,866)     (191,770)
                                                     ------------     -----------    ----------
         Total                                        $22,746,032     $ 1,290,743      $ 77,501

        (g) Goodwill

        Cost of purchased businesses in excess of the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over fifteen years. The excess of fair value of net assets over cost of business acquired (negative goodwill) is being accreted on a straight-line basis over approximately four years.

        In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (SFAS 121). This statement requires a review for impairment of long-lived assets and certain identifiable intangibles to be held and used by an entity whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment would be estimated if the sum of the expected undiscounted future cash flows to result from the use and eventual disposition of the asset is less than the carrying amount of the asset. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

        The Company reviews its goodwill and negative goodwill for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, and if appropriate, reduces the carrying amount through a charge to income in accordance with SFAS 121.

        (h) Fixed Assets

       Fixed assets are stated at cost less accumulated depreciation. Fixed assets are depreciated using the straight-line method over their estimated useful lives, which range from 5 to 10 years. For leasehold improvements, the straight-line method is used over the lesser of the lease term or the estimated economic useful life of the improvement. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was approximately $401,000, $185,000 and $34,000, respectively.

       In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. Effective January 1, 1999, the Company capitalized eligible costs and amortizes these costs on a straight-line basis over the expected useful life of the software costs of three to five years. The restatement of previous years' financial statements was not permitted. During 1999, approximately $700,000 of software costs was capitalized. Amortization expense related to these costs was approximately $33,000 for the year ended December 31, 1999.

        (i) Deferred Financing Costs

       Deferred financing costs, included in other assets, are amortized over the lives of the related financing. Amortization expense for the years ended December 31, 1999, 1998 and 1997 was approximately $176,000, $81,000, and
$25,000, respectively.

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

        (j) Federal Income Taxes

        The Company has elected to be treated for tax purposes as a regulated investment company (a RIC) under the Internal Revenue Code of 1986, as amended (the Code). As a RIC, the Company will not be subject to U.S. federal income tax on any investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) that it distributes to its stockholders if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company's policy to comply with the provisions of the Code applicable to regulated investment companies. Medallion Capital applied for status as a RIC on July 1, 1997. For periods prior to that date Medallion Capital was a taxable entity and therefore the consolidated financial statements of the Company show the effects of corporate tax related to Medallion Capital. At December 31, 1999, Medallion Capital had no current or deferred tax liability. At December 31, 1998, Medallion Capital had a current tax liability of $350,000 and a deferred tax liability of $169,000. Both the current and deferred amounts in 1998 related to unrealized gains on investments at the date Medallion Capital became a RIC.

       In 1999, the Company declared quarterly cash dividends totaling $18,368,455 or $1.31 per share, to shareholders. During the year, the Company's subsidiaries declared dividends payable to the Company totaling $6,726,050 from Medallion Funding Corp. and $23,423,795 from Medallion Capital. Dividends paid by subsidiaries were eliminated in consolidation.

        Media, as a non-investment company, has elected to be taxed as a regular corporation.

        (k) Net Increase in Net Assets Resulting from Operations per Share

       In 1997, the Company adopted SFAS No. 128, "Earnings Per Share" (SFAS
128) which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS 128 retroactively to all periods presented. The dilutive effect of potential common shares, consisting of outstanding stock options is determined using the treasury method in accordance with SFAS 128. Basic and diluted EPS for the years ended December 31, 1999, 1998, and 1997 are as follows:

                                       1999                            1998                            1997
                                     Weighted     Per                Weighted     Per                Weighted
(Dollars in thousands,               Average     Share               Average     Share               Average    Per Share
except per share amount)   Income     Shares     Amount    Income     Shares     Amount    Income     Shares     Amount
------------------------- --------- ----------- --------- --------- ----------- --------- --------- ----------- ----------
Net Income                 $20,732                         $15,682                         $12,533

Basic EPS
---------

Income available to
Common stockholders        $20,732  14,018,049     $1.48   $15,682  13,963,665     $1.12   $12,533  12,123,690      $1.03

Effect of dilutive
stock options                          104,777                         129,769                         148,093

Diluted EPS
-----------

Income available to
Common stockholders        $20,732  14,122,826     $1.47   $15,682  14,093,434     $1.11   $12,533  12,271,783      $1.02

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

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

had been adopted. The Company opted to account for its options under APB 25 and apply the pro forma disclosure provisions of SFAS 123.

       (m) Derivatives

       The Company is party to certain interest rate cap agreements. These contracts are entered into as part of the Company's management of interest rate exposure and effectively limit the amount of interest rate risk that may be taken on a portion of the Company's outstanding indebtedness. All interest rate caps are designated as hedges of certain liabilities. Premiums paid on the interest rate caps are amortized over the lives of the cap agreements and amortization of these costs is recorded as an adjustment to interest expense. Interest rate settlements, if any, are recorded as a reduction of interest expense over the lives of the agreements.

       In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards regarding accounting and reporting requirements for derivative instruments and hedging activities. In June 1999, the Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The new standard defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company is presently studying the effect of the new pronouncement and, as required, will adopt SFAS 133 beginning January 1, 2001.

       (n) Comprehensive Income

       Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income which are excluded from net income include cumulative translation adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. The Company determined there was no difference between total comprehensive income and net income for the years ended December 31, 1999 and 1998. Accordingly, no change in presentation on the face of the Statement of Operations is required.

       (o) Segment Information

       Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS
131). This statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS 131 utilizes a management approach for segment reporting. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on, among others, products and services, geography and legal and management structure.

       (p) Organization Costs

       The Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5) in 1999. SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. Costs previously deferred totaling approximately $42,000 were expensed in 1999 to comply with SOP 98-5.

       (q) Reclassifications

       Certain reclassifications have been made to prior year balances to conform with the current year presentation.

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

(3) ACQUISITIONS

Tri-Magna, Edwards Capital Corp. and TCC
       On May 30, 1996, the Company completed the acquisition of Tri-Magna, Edwards and TCC. Funds used to finance these acquisitions were primarily provided through the Company's Revolving Credit Agreements and the Company's initial public offering.

Business Lenders, Inc.
       On October 31, 1997, the Company completed its acquisition of certain assets and the assumption of certain liabilities of BLL, a small business lender headquartered in Hartford, Connecticut. The total purchase price was $16.6 million which included the assumption of $15.3 million in liabilities.

       The purchase price was allocated to the assets based on their estimated fair values and approximately $14 million was allocated to investments and receivables. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $66,000 and is being amortized on a straight-line basis over 15 years. The purchase price is subject to a contingent earn-out provision based on a multiple of net after-tax earnings up to $13 million. As of December 31, 1999, due to cumulative net losses at BLL, no additional amounts have been paid under this provision. The Company incurred approximately $310,000 of acquisition-related expenses associated with this transaction. These expenses are capitalized and amortized over 5 years.

VG Group
       On May 27, 1998, the Company completed the acquisition of certain assets and assumption of certain liabilities of VGI, VGII and VOC, SBIC lenders headquartered in New York, (hereinafter known as VG Group), for an aggregate purchase price of $18.5 million which included the assumption of $6.5 million in liabilities. The purchase price was allocated to certain assets based on their estimated fair values and approximately $16.7 million was allocated to investments. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $1.2 million and is being amortized on a straight-line basis over 15 years.

       The acquisitions of Tri-Magna, Edwards, TCC, BLL and VG Group were accounted for under the purchase method of accounting. Accordingly, the results of operations for these acquisitions have been included in the consolidated results of the Company from the date of acquisition. Under this accounting method, the Company has recorded as its cost the fair value of the acquired assets and liabilities assumed. The difference between the cost of acquired companies and the sum of the fair values of tangible and identifiable intangible assets less liabilities assumed was recorded as goodwill or negative goodwill.

       The pro forma effect of the VG Group and BLL acquisitions on the Company's results of operations for the years ended December 31, 1998 and 1997, would not have been material. Therefore, no pro forma information for these acquisitions has been presented.

(4) MERGER

        On June 16, 1998, the Company completed the merger with CDI. CDI was subsequently renamed Medallion Capital. The Company issued 0.59615 shares of its common stock for each outstanding share of CDI. A total of 1,112,677 shares of the Company's common stock was issued as a result of the merger, and each of CDI's outstanding stock options were converted to purchase common shares of the Company. The transaction was accounted for as a tax-free reorganization under
Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting for financial reporting purposes. The following tables set forth the results of operations of CDI and the Company for the six months ended June 30, 1998 and the twelve months ended December 31, 1997 and are included in the accompanying consolidated statement of operations.

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

                                                           (Dollars in thousands)
For the six months ended June 30, 1998            The Company        CDI        Combined
--------------------------------------            -----------        ---        --------
Total Investment Income...........................  $16,322         $1,288      $17,610
Net increase in net assets from operations........   $5,692         $1,467       $7,159
Changes in equity:
 Exercise of stock options........................       $8            $91          $99


For the year ended December 31, 1997              The Company        CDI        Combined
------------------------------------              -----------        ---        --------
Total Investment Income...........................  $23,446         $2,402      $25,848
Net increase in net assets from operations........  $11,434         $1,099      $12,533
Changes in equity:
 Issuance of common stock under offering..........   $74,339             -      $74,339
 Exercise of stock options .......................      $315          $205         $520

(5) INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The balance sheets at December 31, 1999 and 1998 for Media, are as follows:

                                                             December 31,
                                                          1999              1998
                                                          ----              ----
Cash............................................... $  189,480        $1,381,893
Accounts receivable................................  3,582,642         2,614,842
Equipment, net.....................................  1,683,756         1,564,341
Goodwill...........................................  1,666,091           991,279
Other..............................................  2,147,534           571,058
                                                     ---------           -------
 Total assets......................................$ 9,269,503        $7,123,413
                                                   ===========        ==========

Notes payable to parent............................$ 1,750,351        $2,692,847
Accounts payable and accrued expenses..............    461,196         1,824,158
Other liabilities and income taxes payable.........  4,350,037           156,977
                                                     ---------           -------
 Total liabilities.................................  6,561,584         4,673,982

Equity.............................................  1,001,000         1,001,000
Retained earnings..................................  1,706,919         1,448,431
                                                     ---------         ---------
 Total equity......................................  2,707,919         2,449,431
                                                     ---------         ---------
Total liabilities and equity.......................$ 9,269,503        $7,123,413
                                                   ===========        ==========


The statements of operations of Media for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                 Year Ended     Year Ended       Year Ended
                                December 31,   December 31,     December 31,
                                    1999           1998             1997
                                    ----           ----             ----
Advertising revenue             $9,878,117      $7,526,569      $3,070,119
Cost of services                 4,261,673       2,413,089       1,204,892
                                 ---------       ---------       ---------
Gross margin                     5,616,444       5,113,480       1,865,227
Other operating expenses         5,223,833       3,163,091       1,499,803
                                 ---------       ---------       ---------
Income before taxes                392,611       1,950,389         365,424
Income taxes                     (134,125)       (750,000)       (162,000)
                                 ---------        --------        --------
Net income                       $ 258,486      $1,200,389       $ 203,424
                                 =========      ==========       =========

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

During 1999, the Company purchased taxicab rooftop advertising from its wholly-owned subsidiary, Media. The Company paid an average market rate per top totaling $472,800 for the year ended December 31, 1999.

        On July 25, 1996, Media purchased all of the assets of See-Level Management, Inc. and See-Level Advertising, Inc. (consisting of 450 taxicab rooftop advertising display units and certain contracts for advertising and fleet rental) for $700,000. In addition, the owners of these entities entered into non-compete and consulting agreements with Media for a period of 2.5 years. During 1996, the Company contributed $1,000,000 in capital to Media to fund this purchase.

           On September 1, 1998, the Company purchased for cash, substantially all the operations and assets of New Orleans-based Taxi Ads, LLC (consisting of 855 taxicab rooftop advertising display units and certain contacts for advertising and fleet rental) for an aggregate purchase price of $1,200,000. This acquisition was accounted for under the purchase method of accounting. Included in the purchase price was certain premiums paid totaling approximately $1,002,000, which represented goodwill and is being amortized over 15 years.

       On February 2, 1999, Media purchased 100% of the common stock of Transit Advertising Displays, Inc. (TAD) for approximately $849,000. TAD is a taxicab rooftop advertising company headquartered in Washington, D.C. operating 1,300 installed displays in the Baltimore, MD and Washington, D.C. areas. The purchase was accounted for under the purchase method of accounting. Included in the purchase price was certain premiums paid totaling approximately $770,000, which represented goodwill and is being amortized over 15 years.

       Under the Master Settlement Agreement between tobacco manufacturers and the Attorneys General of various states (including those states in which the Company conducts its outdoor advertising business), the tobacco manufacturers agreed to eliminate general outdoor and transit advertising of tobacco products by March 31, 1999. Taxicab rooftop advertising is covered by this agreement. The Company does not believe the loss of advertising revenue from tobacco manufacturers will have a significant adverse impact on its financial position or results of operations.

(6) NOTES PAYABLE TO BANKS, COMMERCIAL PAPER AND SENIOR SECURED NOTES


                                         December 31,      December 31,
Description                                  1999              1998
                                             ----              ----
Revolving Credit Agreements..........    $190,450,000     $ 115,600,000
Commercial Paper.....................      93,983,793       103,081,785
Senior Secured Notes.................      45,000,000                 -
                                         ------------     -------------
Total................................    $329,433,793     $ 218,681,785
                                         ============     =============

 Borrowings under these agreements are secured by the assets of the Company.

        (a) Revolving Credit Agreements

       On March 27, 1992 (and as subsequently amended), MFC entered into a committed revolving credit agreement (the Revolver) with a group of banks. MFC extended the Revolver until June 30, 2001 at an aggregate credit commitment amount of $195,000,000 pursuant to the Loan Agreement dated December 24, 1997. Amounts available under the Revolver are reduced by amounts outstanding under the commercial paper program as the Revolver acts as a liquidity facility for the commercial paper program. As of December 31, 1999 and 1998, amounts outstanding under the Revolver were $1.8 million and $23.7 million, respectively. On December 31, 1999, MFC increased the aggregate credit commitment amount to $220,000,000 with an effective date of February 10, 2000. The Revolver may be extended annually thereafter upon the option of the participating banks and acceptance by MFC. Should any participating bank not extend its committed amount, the Revolver agreement provides that each bank shall extend a term loan equal to its share of the principal amount outstanding of the revolving credit note. Maturity of the term note shall be the earlier of two years or any other date on which it becomes payable in accordance with the Revolver agreement. Interest and principal payments are paid monthly. Interest is calculated monthly at either the bank's prime rate or a rate based on the adjusted London Interbank Offered Rate of interest (LIBOR) at the option of MFC. Substantially all promissory notes evidencing MFC's investments are held by a bank, as collateral agent under the agreement. At December 31, 1999, MFC is required to pay an annual facility fee of 20 basis points on the unused portion of the Revolver's aggregate commitment. Commitment fee expense for the years ended December 31, 1999, 1998 and 1997 was approximately $388,000, $243,000 and $288,000, respectively. Outstanding borrowings under the Revolver were $99,250,000 and $68,250,000 at weighted average interest rates of 7.20% and 6.36% at December 31, 1999 and 1998, respectively. MFC is required under

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

the Revolver to maintain minimum tangible net assets of $65,000,000 and certain financial ratios, as defined therein. The Revolver agreement contains other restrictive covenants, including a limitation of $500,000 for capital expenditures.

       On July 31, 1998, (and as subsequently amended) the Company closed its existing $25,000,000 revolving credit line and entered into a committed revolving credit agreement (the Loan Agreement) with a group of banks. The aggregate credit commitment amount is $100,000,000 and extends through June 28, 2000. The Loan Agreement may be extended annually thereafter upon the option of the participating banks and acceptance by the Company. Should any participating bank not extend its committed amount, the Loan Agreement provides that each bank shall extend a term loan equal to its share of the principal amount outstanding of the revolving credit note. Maturity of the term note shall be the earlier of two years or any other date on which it becomes payable in accordance with the Loan Agreement. Interest and principal payments are paid monthly. Interest is calculated monthly at either the bank's prime rate or a rate based on the adjusted LIBOR rate at the option of the Company. Substantially all promissory notes evidencing the Company's investments are held by a bank, as collateral agent under the agreement. The Company is required to pay an annual facility fee of 15 basis points on the amount of the aggregate commitment. Commitment fee expense for the years ended December 31, 1999 and 1998 were approximately $108,000 and $72,000, respectively. Outstanding borrowings under the Loan Agreement were $91,200,000 and $47,350,000 at a weighted average interest rate of 7.44% and 6.41% at December 31, 1999 and 1998, respectively. The Loan Agreement contains other restrictive covenants, including a limitation of $1,000,000 for capital expenditures per annum.

        The weighted average interest rate for the Company's consolidated outstanding revolver borrowings at December 31, 1999 and 1998 was 7.31% and 6.38%. During the years ended December 31, 1999 and 1998, the Company's weighted average borrowings were $125,692,000 and $125,698,000 with a weighted average interest rate of 6.55% and 7.08%, respectively.

       (b) Commercial Paper

       On March 13, 1998, MFC entered into a commercial paper agreement with Salomon Smith Barney to sell up to an aggregate principal amount of $195 million in secured commercial paper through private placements pursuant to Section 4(2) of the Securities Act of 1933. On August 3, 1999, MFC entered into a commercial paper dealer agreement with USBancorp to sell commercial paper under the same program as Salomon Smith Barney. Amounts outstanding at any time under the program are limited by certain covenants, including a requirement that MFC retain an investment grade rating from at least two of the four nationally recognized rating agencies, and borrowing base calculations as set forth in the Revolver. The commercial paper program ranks on a pari passu basis with the Revolver. The commercial paper program has a specified maturity date of June 30, 2001, which represents the maturity date of MFC's Revolver, but and may be terminated by the Company at anytime. At December 31, 1999 and 1998, respectively, MFC had approximately $93,984,000 and $103,082,000 outstanding at a weighted average interest rate of 6.60% and 6.11%. For the year ended December 31, 1999 and during the period from March 13, 1998 through December 31, 1998, MFC's weighted average borrowings related to commercial paper were $122,392,000 and $74,445,000 with a weighted average interest rate of 5.86% and 5.73%, respectively. Commercial paper outstanding is deducted from the Revolver as the Revolver acts as a liquidity facility for the commercial paper.

       (c)    Senior Secured Notes

         On June 1, 1999, MFC issued $22.5 million of senior secured notes (the Notes) that mature on June 1, 2004. The Notes bear a fixed rate of interest of 7.2% and interest is paid quarterly in arrears. The Notes rank pari pasu with the revolvers and commercial paper through inter-creditor agreements. On September 1, 1999, the note holders purchased an additional $22.5 million under the same terms and conditions. The proceeds of the Notes were used to prepay certain of the Company's outstanding SBA debentures (Note 7).

       (d) Interest Rate Cap Agreements

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

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

       On April 7, 1998, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $20,000,000 of MFC's revolving credit facility to 6.5% until September 30, 1999 and 7.0% until March 30, 2001.

       On July 6, 1999, MFC entered into two interest rate cap agreements limiting the Company's maximum LIBOR exposure on a total of $20,000,000 of MFC's revolving credit facility to 6.5% until July 6, 2001. Total premiums of approximately $95,000 paid under the agreement and being amortized over the respective terms of the agreements.

       The Company is exposed to credit loss in the event of nonperformance by the counterparties on the interest rate cap agreements. The Company does not anticipate nonperformance by any of these parties.


 (7) SBA DEBENTURES PAYABLE

        Outstanding debentures are as follows at December 31, 1999 and December 31, 1998:


         Due Date               1999               1998          Interest Rate
         --------               ----               ----          -------------

         September 1, 2000  $         -     $     510,000            9.60%
         December 1, 2000             -           640,000            8.70%
         June 1, 2002                 -         5,640,000            8.00%
         September 1, 2002            -         3,500,000            7.15%
         September 1, 2002            -         6,050,000            7.15%
         September 1, 2002            -         1,950,000            7.15%
         June 1, 2004                 -           900,000            4.80%
         June 1, 2004                 -         4,600,000            7.80%
         September 1, 2004            -         5,100,000            8.20%
         March 1, 2005                -         1,700,000            4.84%
         September 1, 2005            -           500,000            3.88%
         March 1, 2006        2,000,000         2,000,000            7.08%
         December 1, 2006     5,500,000         5,500,000            7.08%
         June 1, 2007         3,000,000         3,000,000            7.07%
                            -----------       -----------           -----
                            $10,500,000       $41,590,000
                            ===========       ===========

On June 1, 1999 and September 1, 1999, the Company prepaid outstanding debentures totaling $31,090,000. The Company also paid approximately $165,000 in prepayment penalties as a one-time charge that was included in interest expense. The SBA imposes certain restrictions on the Company which include, among others, transfers of stock and payments of dividends by its licensees.

(8) STOCK OPTIONS

        The Company has a stock option plan (1996 Stock Option Plan) available to grant both incentive and nonqualified share options to employees. The 1996 Stock Option Plan, which was approved by the Board of Directors and shareholders on May 22, 1996, provides for the issuance of a maximum of 750,000 shares of common stock of the Company. On June 11, 1998, the Board of Directors and shareholders approved certain amendments to the Company's 1996 Stock Option Plan, including increasing the number of shares reserved for issuance from 750,000 to 1,500,000. At December 31, 1999, 225,922 shares of the Company's common stock remained available for future grants. The 1996 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company's common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

        A Non-Employee Director Stock Option Plan (the Director Plan) was also approved by the Board of Directors and shareholders on May 22, 1996. On February 24, 1999, the Board of Directors amended and restated the Director Plan in order to adjust the calculation of the number of shares of the Company's Common Stock issuable under options ("Options") to be granted to a Non-employee Director upon his or her re-election. Under the prior plan the number of options granted was obtained by dividing $100,000 into the current market price for the Common Stock. The Amended

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

Plan, subject to SEC approval, calls for the grant of options to acquire 9,000 shares of Common Stock upon election of a non-employee director. It provides for an automatic grant of options to purchase 9,000 shares of the Company's Common Stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company's Common Stock is issuable under the Amended Plan. At December 31, 1999, 54,091 shares of the Company's common stock remained available for future grants. The grants of stock options under the Director Plan are automatic as provided in the Director Plan. The option price per share may not be less than the current market value of the Company's common stock on the date the option is granted. Options granted under the Director Plan are exercisable annually, as defined in the Director Plan. The term of the options may not exceed five years.

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

        The Company records stock compensation in accordance with APB Opinion No. 25 . Had compensation cost for stock options been determined based on the fair value at the date of grant, consistent with the provisions of SFAS 123, the Company's net increase in net assets resulting from operations would have been reduced to the pro forma amounts indicated below:

                                                         Year Ended          Year Ended           Year Ended
                                                      December 31, 1999   December 31, 1998   December 31, 1997
                                                     ------------------   -----------------   -----------------
Net increase in net assets resulting from operations:
  As reported........................................   $20,732,068          $15,681,713          $12,532,789
  Pro forma..........................................   $20,348,773           14,873,660           12,052,314
Net increase in net assets resulting from operations
 Per share diluted:
  As reported........................................      $1.47               $ 1.11               $ 1.02
  Pro forma..........................................      $1.44               $ 1.06               $ 0.98

The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 were $4.32, $7.26 and $6.21 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. However, management believes that such a model may or may not be applicable to a company regulated under the 1940 Act. The following weighted average assumptions were used for grants in 1999, 1998 and 1997:

                                                       Year ended December 31,
                                                      1999       1998       1997
                                                      ----       ----       ----

Risk-free interest rate.............................  5.7%       5.4%       6.2%
Expected dividend yield.............................  7.1%       6.0%       4.4%
Expected life of option in years....................  7.0        8.6        5.4
Expected volatility.................................   44%        49%        49%

        The following table presents the activity for the stock option program under the 1996 Stock Option Plan and the Director Plan for the years ended December 31, 1999, 1998 and 1997:

                                                                                Weighted
                                             Number        Exercise Price       Average
                                           of Options         Per Share      Exercise Price
                                           ----------         ---------      --------------
Outstanding at December 31, 1996...........  370,310        $0.28-$14.38         $7.98
Granted....................................  231,945        $6.71-$26.00        $17.55
Cancelled..................................  (62,311)       $3.08-$14.38        $10.66
Exercised..................................  (96,372)       $0.28-$14.38         $4.53
                                            --------        ------------         -----
Outstanding at December 31, 1997...........  443,572        $0.28-$26.00        $13.36
                                            --------

Granted....................................  379,603        $13.75-$29.25        $23.67
Cancelled..................................  (21,943)       $20.63-$29.25        $27.75
Exercised.................................. (104,888)        $0.28-$16.77         $5.46
                                            --------        ------------         ------
Outstanding at December 31, 1998...........  696,344         $6.71-$29.25        $19.72
                                            --------

Granted....................................  397,884        $14.25-$20.06        $17.52
Cancelled..................................  (42,700)       $14.25-$28.87        $21.84
Exercised..................................  (10,665)        $6.71-$14.38        $10.37
                                           ---------
Outstanding at December 31, 1999...........1,040,863         $6.71-$29.25        $18.88
                                           ---------

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

Options exercisable at:
December 31, 1997..........................  127,498         $0.28-$14.38         $6.86
December 31, 1998..........................  123,798         $6.71-$22.38        $14.13
December 31, 1999..........................  254,751         $6.71-$29.25        $16.37

         The following table summarizes information regarding options outstanding and options exercisable at December 31, 1999 under the 1996 Stock Option Plan and the Director Plan:

                        Options Outstanding                                          Options Exercisable
                     Number                                               Number
                   Outstanding   Weighted average                       exercisable    Weighted average
                       At            remaining                              at           remaining
  Range of        December 31, contractual life in  Weighted average   December 31, contractual life in  Weighted average
Exercise Prices       1999             years         exercise price        1999             years         exercise price
---------------       ----             -----         --------------        ----             -----         --------------
$6.71-$14.38        211,311             6.45             $12.09           123,807            5.32              $11.43
$15.88-$17.38       370,835             6.81             $17.13            34,501            2.53              $16.91
$18.75-$22.38       228,360             8.05             $19.39            58,964            7.10              $19.69
$26.06-$29.25       230,357             8.32             $27.43            37,479            8.18              $26.94
                    -------             ----             ------           -------            ----              ------
                  1,040,863             7.34             $18.88           254,751            5.78              $16.37
                  =========                                               =======

(9) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

1997 Quarter Ended                        March 31     June 30    September 30   December 31
--------------------------------------------------------------------------------------------
                                             (in thousands except per share amounts)

Investment Income                          $5,725       $5,901       $6,451        $7,770

Net Investment Income                       2,158        2,689        3,224         3,383

Net Increase in Net Assets                  2,789        2,804        3,563         3,376

Net Increase in Net Assets per common share
basic                                         .29          .25          .26           .24
diluted                                       .29          .24          .25           .24



1998 Quarter Ended                        March 31     June 30    September 30   December 31
------------------------------------------------------------------------------------------------------------
                                             (in thousands except per share amounts)
Investment Income                          $8,725       $8,884       $8,942        $8,606

Net Investment Income                       4,055        1,856        3,523         2,128

Net Increase in Net Assets                  4,192        2,967        4,200         4,323

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

Net Increase in Net Assets per common share
basic                                         .30          .21          .30           .31
diluted                                       .30          .21          .30           .31


1999 Quarter Ended                        March 31     June 30    September 30   December 31
---------------------------------------------------------------------------------------------
                                             (in thousands except per share amounts)
Investment Income                           $9,380     $10,835      $10,777*      $10,388*

Net Investment Income                        3,125       3,300        3,000*          518*

Net Increase in Net Assets                   4,483       5,106        5,913         5,230

Net Increase in Net Assets per common share
basic                                          .32         .36          .42           .37
diluted                                        .32         .36          .42           .37

         * Subsequent to year-end, the Company identified clerical errors resulting from the Company's system conversion that began in the third quarter of 1999. The effect of these items has been reflected in the results for the fourth quarter ended December 31, 1999. Certain of these errors resulted in a decrease to Investment Income and Net Investment Income of approximately $1.2 million in the third quarter and an increase of approximately $1.2 million in the fourth quarter. The clerical errors, in total, did not have an overall material impact on Net Increase in Net Assets for either quarter.

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

                                                                                Taxicab
1999                                                            Lending       Advertising          Total
-----------------------------------------------------------------------------------------------------------
Net interest income                                         $21,745,264               -         $21,745,264
Depreciation and amortization                                   641,656               -             641,656
Income tax benefit (provision)                                  (46,358)              -             (46,358)
Net increase (decrease) in net assets
 resulting from operations+                                  20,946,382          $(214,314)      20,732,068
Segment assets                                              505,262,877          4,349,651      509,612,528
Capital expenditures                                            958,037            602,572               **

                                                                                Taxicab
1998                                                            Lending       Advertising          Total
-----------------------------------------------------------------------------------------------------------

Net interest income                                         $19,547,612               -         $19,547,612
Depreciation and amortization                                   360,545               -             360,545
Income tax benefit (provision)                                  153,538               -             153,538
Net increase in net assets resulting from operations         14,481,324         $1,200,389       15,681,713
Segment assets                                              417,191,581          5,033,661      422,225,242
Capital expenditures                                          1,491,379          1,167,155               **

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

                                                                                Taxicab
1997                                                           Lending         Advertising         Total
-----------------------------------------------------------------------------------------------------------
Net interest income                                        $ 15,749,334                        $ 15,749,334
Depreciation and amortization                                    80,072                              80,072
Income tax benefit (provision)                                (928,910)                           (928,910)
Net increase in net assets resulting from operations         12,329,365            $203,424      12,532,789
Segment assets                                              337,197,583           2,696,061     339,893,644
Capital expenditures                                            118,958             754,394              **

+ Net income of the taxicab advertising segment excludes $472,800, which represents intercompany taxi top sales from Media to the Company.
** Capital expenditures for the Company are equal to expenditures for the lending segment. Capital expenditures related to the taxicab advertising segment are included in order to provide additional information.

(11) COMMITMENTS AND CONTINGENCIES

         (a) Sub-Advisory Agreement

        In May 1996, the Company entered into a sub-advisory agreement (the Sub-Advisory Agreement) with FMC Advisers, Inc. (FMC) in which FMC provides advisory services to the Company. Under the Sub-Advisory Agreement, the Company pays FMC a monthly fee for services rendered of $18,750. FMC will regularly consult with management of the Company with respect to strategic decisions concerning originations, credit quality assurance, development of financial products, leverage, funding, geographic and product diversification, the repurchase of participations, acquisitions, regulatory compliance and marketing. Unless terminated earlier as described below, the Sub-Advisory Agreement was to remain in effect for a period of two years until May 1998. On February 24, 1999, the Board of Directors voted to extend the Sub-Advisory Agreement with FMC until May 2000 under the renewal provisions in the Sub- Advisory Agreement. The term will continue from year to year thereafter, if approved annually by (i) a majority of the Company's non-interested directors and (ii) the Board of Directors, or by a majority of the Company's outstanding voting securities, as defined in the 1940 Act. The Sub-Advisory Agreement will be terminable without penalty to the Company on 60 days' written notice by either party or by vote of a majority of the outstanding voting securities of the Company, and will terminate if assigned by FMC. Two trusts affiliated with two officers, directors and shareholders of the Company have agreed to personally assure FMC of payment for the first 48 months of service under the Sub-Advisory Agreement pursuant to an escrow arrangement. The escrow arrangement provides for common stock of the Company worth 200% of the advisory fees remaining, to be held in escrow and to be paid by the Company to FMC during the first 48 months of service under the Sub-Advisory Agreement, thereby assuring FMC of the payment of $900,000 in advisory fees. Advisory fees incurred during the years ended December 31, 1999, 1998 and 1997 were $225,000 annually.

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

         (c) Other Commitments

         The Company had loan commitments outstanding at December 31, 1999 to various prospective qualified small businesses totaling approximately $31.5 million. A commitment to extend credit is a binding agreement to make a loan to a customer in the future if certain conditions are met and is subject to the same risk, credit review and approval process as a loan. These commitments are made in the ordinary course of the Company's business and in management's opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates. Of these commitments, approximately 54% will be sold pursuant to SBA Guaranteed Sales. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
In addition, the Company had approximately $22.6 million of undisbursed funds relating to revolving credit facilities. These amounts may be drawn upon at the customer's request if they meet certain credit requirements.

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

        Commitments for leased premises expire at various dates through June 30, 2006. At December 31, 1999, minimum rental commitments for non-cancelable leases are as follows:



                                                    Dollars
                                                    -------
                                                (in thousands)
                                                --------------
2000                                                $822,154
2001                                                 763,952
2002                                                 729,118
2003                                                 666,264
2004 and thereafter                                1,665,672
                                                   ---------

Total                                             $4,647,160
                                                 ===========



Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $823,000, $894,000 and $336,000, respectively.

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

(12) RELATED PARTY TRANSACTIONS

         Certain directors, officers and shareholders of Medallion Financial Corp. are also directors of its wholly-owned subsidiaries, MFC, BLL, Medallion Capital, MBC and Media. Officer salaries are set by the Board of Directors. Directors who are not officers receive an annual fee of $10,000 plus a fee of $2,000 for the first meeting of each quarter and $1,000 each for any subsequent meetings. Directors who are members of the committees of the Board of Directors or members of a subsidiary's Board of Directors receive $500 - $1,000 for each meeting attended. Total director fees during the years ended December 31, 1999, 1998 and 1997 were approximately $148,000, $130,000 and $91,000, respectively. At December 31, 1999, 1998 and 1997, total officer compensation was approximately $1,846,000, $1,089,000 and $1,182,000, respectively.

        Media engaged in transactions to sell rooftop advertising space to a company represented by a relative of a Media officer. All transactions were made under market conditions and pricing.

        During 1999, 1998 and 1997, a member of the Board of Directors of the Company was also a partner in the Company's primary law firm.

(13) SHAREHOLDERS' EQUITY

         In 1995 and 1996, MFC, TCC and Medallion Capital repurchased and retired all of their previously issued 3% preferred stock from the SBA at a discount of 65% ($14.6 million) for an aggregate price of $8.0 million, under the SBA preferred stock repurchase agreements. Under the repurchase agreements, the SBA retains a liquidating interest in the amount of the discount on the repurchase, which expires on a straight-line basis over five years for MFC and TCC and seven years for Medallion Capital, or on a later date if an event of default, as defined in the agreements, has occurred and such default has not been cured or waived. Upon the occurrence of any event of default, the SBA's liquidating interest will become fixed at the level immediately preceding the event of default and will not accrete further until the default is cured or waived. In the event of MFC's, or TCC's or Medallion Capital's liquidation, the unexpired portion ($109,959 at December 31, 1999) of the liquidating interest becomes immediately payable to the SBA. The Company does not anticipate the occurrence of an event that would result in any amount being due to the SBA.

        On May 29, 1996, the Company issued and sold 5,750,000 shares at $11.00 per share in an initial public offering and split the existing 200 shares of common stock outstanding into 2,500,000 shares. All references to the amount and number of

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

shares outstanding in the accompanying consolidated financial statements have been restated to reflect the stock split. The proceeds from the initial public offering were used to purchase all of the outstanding stock of Tri-Magna and TCC and acquire substantially all of the assets and assume certain liabilities of Edwards.

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

         In accordance with Statement of Position 93-2, "Determination, Disclosure and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies," $529,289 was reclassified from accumulated undistributed net investment income to capital in excess of par value at December 31, 1999 in the accompanying consolidated balance sheets. Further, $2,258,080 and $615,688 were reclassified from capital in excess of par value to accumulated undistributed net investment income at December 31, 1998 and 1997, respectively, in the accompanying consolidated balance sheets. These reclassifications had no impact on the Company's total shareholders' equity and were designed to present the Company's capital accounts on a tax basis.

(14) OTHER OPERATING EXPENSES AND OTHER INCOME

         The major components of other operating expenses for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                      1999             1998           1997
                                      ----             ----           ----
Rent.............................    $822,751        $893,927        $336,114
Office expenses..................     252,811       1,810,630         810,819
Insurance........................     245,870         713,204         490,968
Other............................   4,132,672       1,397,187         961,298
                                    ---------       ---------      ----------
                                   $5,454,104      $4,814,948      $2,599,199
                                   ----------      ----------      ==========

The major components of other income for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                       1999           1998            1997
                                       ----           ----            ----
Late charges......................   $427,554        $333,393       $212,139
Prepayments.......................    440,202         382,777        390,511
Loan servicing fee income.........    559,998         240,470         34,000
Other.............................    684,058         502,162        343,659
                                    ----------     ----------       --------
                                    $2,111,812     $1,458,802       $980,309
                                    ==========     ==========       ========

(15) EMPLOYEE BENEFIT PLANS

         The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one-half year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employees' contributions may not exceed certain maximum amounts determined under the Code. Employee contributions are invested in various mutual funds according to the directions of the employee. Beginning September 1, 1998, the Company elected to match employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee's contribution but in no event greater than 2% of the portion of such employee's annual salary eligible for 401(k) Plan benefits. For the years ended December 31, 1999 and 1998, the Company committed and expensed approximately $67,000 and $8,000, respectively, to the 401(k) Plan.

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standard No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107) requires disclosure of fair value information about certain financial instruments, whether assets, liabilities or off-balance-sheet commitments, if practicable. The following methods and assumptions were used to estimate the fair

                            MEDALLION FINANCIAL CORP.

                                DECEMBER 31, 1999

value of each class of financial instrument. Fair value estimates that were derived from broker quotes cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

(a) Investments-- The Company's investments are recorded at the estimated fair value of such investments.

(b) Servicing fee receivable--The fair value of the mortgage servicing fee receivable is estimated based upon expected future service fee income cash flows discounted at a rate that approximates that currently offered for instruments with similar prepayment and risk characteristics.

(c) Notes Payable to Banks, Commercial Paper and Senior Secured Notes -- Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(d) Commitments to Extend Credit--The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 1999 and 1998, the estimated fair value of these off-balance-sheet instruments was not material.

 (e) Interest Rate Cap Agreements--The fair value is estimated based on market prices or dealer quotes. At December 31, 1999 and December 31, 1998, the estimated fair value of these off-balance-sheet instruments was not material.

(f) SBA Debentures Payable--The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

                                         December 31, 1999                     December 31, 1998
                                         -----------------                     -----------------
                                 Carrying Amount       Fair Value      Carrying Amount      Fair Value
                                 ---------------       ----------      ---------------      ----------
                                       (Dollars in thousands)               (Dollars in thousands)
Financial Assets:
 Investments.....................    $471,813          $471,813            $384,064            $384,064
 Cash............................    $  5,962          $  5,962            $  6,028            $  6,028
 Servicing fee receivable........    $  4,879          $  4,879            $  2,290            $  2,290
Financial Liabilities:
 Notes payable to banks..........    $190,450          $190,450            $115,600            $115,600
 Commercial Paper................    $ 93,984          $ 93,984            $103,082            $103,082
 SBA debentures payable..........    $ 10,500          $ 10,500            $ 41,590            $ 41,590
Senior secured notes.............    $ 45,000          $ 45,000                  --                  --

                  Medallion Financial Corp.
            Consolidated Schedule of Investments
                      December 31, 1999

                               Number           Principal Balance       Contractual
                              Of Loans             Outstanding             Rates
                              -------           -----------------       -----------
                                   1                     5,050                 5.00
                                   9                 1,519,559            6.88-6.94
                                   1                   402,929                 7.25
                                  54                 9,001,891            7.50-7.63
                                 114                33,550,228            7.75-7.94
                                 236                60,242,530            8.00-8.20
                                 187                37,263,429            8.25-8.49
                                 338                48,741,859            8.50-8.63
                                 211                30,680,546            8.75-8.97
                                 183                17,617,055            9.00-9.13
                                  52                 4,577,751            9.25-9.30
                                 114                 9,495,260            9.50-9.60
                                  37                 5,398,603            9.75-9.90
                                 136                18,179,232          10.00-10.12
                                  31                 5,310,674          10.25-10.38
                                 153                17,726,090                10.50
                                  95                11,680,551          10.75-10.98
                                 211                25,194,950          11.00-11.06
                                 462                30,724,174          11.25-11.37
                                  72                10,580,323          11.50-11.73
                                  63                 9,527,922          11.75-11.92
                                 291                24,833,415                12.00
                                  11                 1,460,308          12.25-12.40
                                  30                 2,346,086          12.50-12.70
                                   9                 1,819,457          12.75-12.90
                                 208                24,730,260          13.00-13.20
                                  28                 1,169,729          13.25-13.26
                                  28                 2,233,379                13.50
                                  18                 2,600,092          13.75-13.90
                                  99                 3,188,296          14.00-14.20
                                   7                   597,066                14.25
                                  58                 2,072,177          14.50-14.70
                                  12                   396,466          14.75-14.95
                                 209                 5,732,436          15.00-15.20
                                   1                   653,087                15.25
                                  14                   402,240                15.50
                                   6                   686,161          15.80-15.90
                                  20                   647,504                16.00
                                   2                    24,400                16.25
                                   9                   317,398                16.50
                                   4                   107,571          16.90-16.95
                                   8                 3,231,554                17.00
                                   1                    23,460                17.27
                                   2                    83,960                17.50
                                   2                    84,379                17.90
                                  19                 3,791,418                18.00
                                   5                    84,238          19.00-19.01
-----------------------------------------------------------------------------------
Total Loans:                   3,861               470,737,143                9.91%
-----------------------------------------------------------------------------------
Equities:
PMC                                                  1,992,022
Freshstart                                             504,862
Cardinal Health                                        329,625
Kleener King Satellites                                108,696
Micromedics                                             58,828
Arca                                                    50,000
Other                                                   66,718
-----------------------------------------------------------------------------------
Total Equities:                   11                 3,110,751                  N/A
-----------------------------------------------------------------------------------
Total Investments              3,872               473,847,894
-----------------------------------------------------------------------------------
Plus: Origination costs, net                         2,560,588
-----------------------------------------------------------------------------------
Investments, at cost                               476,408,482
-----------------------------------------------------------------------------------
Less: Unrealized depreciation
  on investments                                     8,945,552
-----------------------------------------------------------------------------------
Total investments, at Board
  of Director's valuation                          467,462,930
-----------------------------------------------------------------------------------

The accompanying notes are an integral part of this consolidated schedule.

                            MEDALLION FINANCIAL CORP.

                     Consolidated Schedule of Investments
                                December 31, 1998

                               Number           Principal Balance            Contractual
                              Of Loans             Outstanding                  Rates
                              -------           -----------------            -----------
                                   1                  $ 24,539                      5.00%
                                  22                 5,462,468                 6.88-6.98
                                   4                 2,543,621                      7.25
                                   1                   246,000                      7.42
                                   1                    50,509                      7.50
                                   6                   541,350                      7.61
                                  54                 8,256,876                      7.75
                                 154                36,423,002                 8.00-8.24
                                 238                48,918,174                 8.25-8.30
                                 396                52,368,669                 8.38-8.63
                                 217                28,735,052                 8.75-8.90
                                 187                18,957,460                      9.00
                                 112                13,553,872                 9.13-9.25
                                 100                 9,958,684                      9.50
                                  67                 8,517,864                 9.75-9.88
                                 220                18,805,030                     10.00
                                  89                 6,726,361               10.25-10.38
                                 368                16,793,867                     10.50
                                  37                 6,599,869                     10.75
                                 155                 7,092,409                     11.00
                                   6                 1,746,289                     11.25
                                   1                   124,551                     11.33
                                   5                   448,189                     11.50
                                  12                 2,694,002               11.75-11.90
                                 179                15,600,280                     12.00
                                   3                   810,157                     12.25
                                  16                 1,082,837               12.50-12.70
                                  11                   944,678               12.75-12.95
                                 298                22,716,982               13.00-13.20
                                 112                 3,905,554                     13.25
                                  38                 2,881,308                     13.50
                                  21                   977,171               13.75-13.98
                                 175                 7,828,432               14.00-14.20
                                   7                   337,751                     14.25
                                  71                 4,552,508               14.30-14.70
                                 269                 8,906,924               14.75-15.20
                                   1                     6,936                     15.25
                                  25                 1,521,269               15.50-16.50
                                  18                   693,304                     16.00
                                   5                   194,270                     16.25
                                   6                   149,549                     16.50
                                   4                   147,632               16.90-16.95
                                   5                 2,758,677                     17.00
                                   1                    27,108                     17.27
                                   1                    66,977                     17.50
                                   2                    91,806                     17.90
                                  13                   404,988                     18.00
                                   1                     3,281                     18.50
                                   5                   121,822                     19.00
                                   1                    21,783                     19.01
                                   -              ------------                    ------
 Total Loans                   3,741              $372,342,691                      9.93%
                               -----              ------------                    ------

 Equities:
 Radio One                                         $ 2,220,332
 Cardinal                                              329,624
 Citywide                                                    3
 F. Howell                                                 961
 Micromedics                                            58,828
 Star                                                   40,000
 Other                                               4,148,013
                                                   -----------

 Total Equities:                  12               $ 6,797,761                       N/A
                                 ---               -----------                       ---

 Total Investments             3,753              $379,140,452
                               =====              ============

 Plus: Origination costs, net                        1,989,803
                                                     ---------

 Investments, at cost                             $381,130,255
                                                  ------------

 Plus: Unrealized appreciation on investments        4,812,768
 Less: Unrealized depreciation on investments        1,847,851
                                                     ---------

 Investments, at Board of Directors' valuation    $384,095,172
                                                  ============

The accompanying notes are an integral part of this consolidated schedule.

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

  10.3 Agreement of Merger between Medallion Financial Corp. and Tri-Magna Corporation, dated December 21, 1995, as amended on February 22, 1996. Filed as Exhibit K3(i) to the Company's Registration Statement on Form N-2 (file No. 333-1670) and incorporated by reference herein.

  10.4 Stock Purchase Agreement among Medallion Financial Corp., Transportation Capital Corp., LNC Investments, Inc., Leucadia, Inc. and Leucadia National Corporation, dated February 12, 1996. Filed as Exhibit K1 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

  10.5 Asset Purchase Agreement between Medallion Financial Corp., and Edwards Capital Company, dated February 21, 1996. Filed as Exhibit K2 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

  10.6 Amendment Number 2 to Agreement of Merger between Medallion Financial Corp. and Tri-Magna Corporation, dated April 26, 1996. Filed as Exhibit K3(ii) to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

  10.7 Amendment Number 1 to Stock Purchase Agreement among Medallion Financial Corp. Transportation Capital Corp., LNC Investments, Inc., Leucadia, Inc. and Leucadia National Corporation dated April 30, 1996. Filed as Exhibit K(i) to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

  10.8 Amendment Number 1 to Asset Purchase Agreement between Medallion Financial Corp. and Edwards Capital Company dated April 30, 1996. Filed as Exhibit K2(i) to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

  10.9 First Amended and Restated Employment Agreement between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as
          Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated by referenced herein..

  10.10 First Amended and Restated Employment Agreement between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as
          Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated by referenced herein.

  10.11 Agreement between Medallion Taxi Media, Inc. and Glenn Grumman dated July 25, 1996. Filed as Exhibit 10.2 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference.

  10.22 Agreement between Medallion Taxi Media, Inc. and Metropolitan Taxicab Board of Trade, Inc. dated March 6, 1997. Filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

  10.27 Medallion Financial Corp. Dividend Reinvestment Plan. Filed as Exhibit e to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

  10.28 Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1998 and incorporated by reference herein.

  10.29 Medallion Financial Corp. 1996 Non-Employee Directors Stock Option Plan. Filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 and incorporated by reference herein.

  10.30 Letter Agreement dated April 18, 1997 between MFC and The Chase Manhattan Bank relating to an interest rate cap transaction in the amount of $10,000,000. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1997 and incorporated by reference herein.

  10.31 Letter Agreement dated May 9, 1997 between MFC and Fleet National Bank ("Fleet") relating to an interest rate cap transaction in the amount of $10,000,000. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated by reference herein.

  10.32 Letter Agreement dated May 12, 1997 between MFC and Fleet relating to an interest rate cap transaction in the amount of $10,000,000. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated by reference herein.

  10.33 Amended and Restated Employment Agreement dated August 29, 1998 between Medallion Financial Corp. and Allen S. Greene. Filed as
          Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated by referenced herein.

  10.34 Asset Purchase Agreement dated as of August 20, 1997 among the Company, BLI Acquisition Co., LLC, Business Lenders, Inc., Thomas Kellogg, Gary Mullin, Penn Ritter and TriumphConnecticut, Limited Partnership (including all exhibits thereto - schedules omitted). Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated by reference herein.

  10.35 Amended and Restated Loan Agreement, dated as of December 24, 1997, by and among Medallion Funding Corp., the lenders party thereto Fleet Bank, National Association as Swing Line Lender, Administrative Agent and Collateral Agent and The Bank of New York as Documentation Agent with Fleet Bank, National Association as Arranger. Filed as Exhibit
          10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

  10.36 Revolving Credit Note dated December 24, 1997 in the amount of $30,000,000 from Medallion Funding Corp. payable to Fleet Bank, National Association. Filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

  10.37 Revolving Credit Note dated December 24, 1997 in the amount of $30,000,000 from Medallion Funding Corp. payable to The Bank of New York. Filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

  10.38 Revolving Credit Note dated December 24, 1997 in the amount of $30,000,000 from Medallion Funding Corp. payable to BankBoston, N.A. Filed as Exhibit 10.53 to the Company's Annual

          Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

  10.39 Revolving Credit Note dated December 24, 1997 in the amount of $20,000,000 from Medallion Funding Corp. payable to Harris Trust and Savings Bank. Filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

  10.40 Revolving Credit Note dated December 24, 1997 in the amount of $20,000,000 from Medallion Funding Corp. payable to Bank Tokyo - Mitsubishi Trust Company. Filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

  10.41 Revolving Credit Note dated December 24, 1997 in the amount of $15,000,000 from Medallion Funding Corp. payable to Israel Discount Bank of New York. Filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

  10.42 Revolving Credit Note dated December 24, 1997 in the amount of $15,000,000 from Medallion Funding Corp. payable to European American Bank. Filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

  10.43 Revolving Credit Note dated December 24, 1997 in the amount of $15,000,000 from Medallion Funding Corp. payable to Bank Leumi USA. Filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

  10.44 Revolving Credit Note dated December 24, 1997 in the amount of $20,000,000 from Medallion Funding Corp. payable to The Chase Manhattan Bank. Filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

  10.45 Revolving Credit Note dated December 24, 1997 in the amount of $5,000,000 from Medallion Funding Corp. payable to Fleet Bank, National Association. Filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

  10.46 Amended and Restated Security Agreement, dated as of December 24, 1997, between Medallion Funding Corp., as Debtor and Fleet Bank, N.A., as Agent and Secured Party for the benefit of the Banks and Swing Line Lender signatory tot he Amended and restated Loan Agreement, dated as of December 24, 1997, among Medallion Funding Corp., the banks signatory thereto, the Swing Line Lender, The Bank of New York as Documentation Agent and Fleet Bank, N.A. as Arranger and Agent and the Holders of Commercial Paper issued by Medallion Funding Corp. Filed as
          Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

  10.47 First Amendment, dated as of February 5, 1998, to Amended and Restated Loan Agreement, dated as of December 24, 1997, by and among Medallion Funding Corp., the lenders party thereto, Fleet Bank, National Association as Swing Line Lender, Administrative Agent and Collateral Agent and The Bank of New York as Documentation Agent with Fleet Bank, National Association as Arranger. Filed as Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

  10.48 Amendment No. 1, dated as of March 12, 1998, to Amended and Restated Security Agreement, dated as of December 24, 1997, between Medallion Funding Corp., ad Debtor and Fleet Bank, N.A., as Agent and Secured Party for the benefit of the Banks and Swing Line Lender signatory to the Amended and Restated Loan Agreement, dated as of December 24, 1997, among Medallion Funding Corp., the banks signatory thereto, the Swing Line Lender, The Bank of New York as documentation Agent and Fleet Bank, N.A. as Arranger and Agent and the

          Holders of Commercial Paper issued by Medallion Funding Corp. Filed as
          Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

  10.49 Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

  10.50 Third Amendment, dated December 22, 1997, to Letter Agreement, dated as of December 1, 1996. between Medallion Financial Corp. and Fleet Bank, National Association. Filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

  10.51 Endorsement No. 3, dated December 22, 1997, to Revolving Credit Note dated December 1, 1996 in the amount of $6,000,000 from Medallion Financial Corp., payable to Fleet Bank, N.A. Filed as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

  10.52 (CE) Commercial Paper Dealer Agreement [4 (2) Program] between Medallion Funding Corp., as issuer, and Smith Barney Inc., as dealer, dated as of March 13, 1998. Filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1998 and incorporated by reference herein.

  10.53 Agency Agreement, by and between Medallion Funding Corp. and Bank of Montreal Trust Company, dated as of March 13, 1998. Filed as Exhibit
          10.2 to the Company's quarterly Report on form 10-Q for the fiscal quarter ended March 31, 1998 and incorporated by reference herein.

  10.54 Loan Agreement, dated as of July 31, 1998, by and among Medallion Financial Corp., the Lenders Party thereto, Fleet Bank, National Association as Agent and Swing Line Lender and Fleet Bank, National Association as Arranger (Exhibits included). Filed as Exhibit 10.2 to the Company's Quarterly Report on form 10-Q for the fiscal quarter ended September 30, 1998 and incorporated by reference herein.

  10.55 Amended and Restated Loan Agreement by and among Medallion Financial Corp., Medallion Business Credit, LLC, the Lenders Party Hereto, Fleet Bank, National Association as Agent and Swing Line Lender and Fleet Bank, National Association as Arranger, dated June 29, 1999. Filed as
          Exhibit 10.1 on Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated by reference herein.

  10.56 Medallion Funding Corp. $22,500,000 7.20% Senior Secured Notes, Series A Due June 1, 2004 Note Purchase Agreement, dated as of June 1, 1999. Filed as Exhibit 10.2 on Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated by reference herein.

  10.57 Security Agreement between Medallion Funding Corp., as debtor, and Fleet Bank, N.A., as Agent and secured party, for the benefit of the Travelers Insurance Company, the First Citicorp Life Insurance Company, Citicorp Life Insurance Company, United of Omaha Life Insurance Company and Companion Life Insurance Company dated June 1, 1999. Filed as Exhibit 10.3 on Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated by reference herein.

  10.58 Security Agreement between Medallion Business Credit, LLC, as debtor and Fleet Bank, N.A., as Agent and secured party, for the benefit of The Banks and Swing Line Lender Signatory to the Amended and Restated Loan Agreement, dated as of June 29, 1999, among Medallion Financial Corp., Medallion Business Credit LLC, the Banks Signatory thereto, the Swing Line Lender and Fleet Bank, N.A., as Arranger and Agent, dated as of June 29, 1999. Filed as Exhibit 10.4 on Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated by reference herein.

  10.59 Intercreditor Agreement, dated June 1, 1999, among Fleet Bank, N.A., as agent for and on behalf of the Banks, the Banks, the Senior Noteholders, Fleet, acting as collateral agent to the Senior Noteholders and Fleet as intercreditor collateral agent for the Senior Creditors. Filed as Exhibit 10.5 on Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated by reference herein.

  10.60 $5,000,000 Swing Line Note, dated June 29, 1999. Filed as Exhibit 10.6 on Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated by reference herein.

  10.61   $20,000,000 Revolving Credit Note No. 1, dated June 29, 1999. Filed as
          Exhibit 10.7 on Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated by reference herein.

  10.62   $15,000,000 Revolving Credit Note No. 2, dated June 29, 1999. Filed as
          Exhibit 10.8 on Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated by reference herein.

  10.63   $10,000,000 Revolving Credit Note No. 3, dated June 29, 1999. Filed as
          Exhibit 10.9 on Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated by reference herein.

  10.64   $10,000,000 Revolving Credit Note No. 4, dated June 29, 1999. Filed as
          Exhibit 10.10 on Form 10-Q for the fiscal quarter period ended June 30, 1999 and incorporated by reference herein.

  10.65   $10,000,000 Revolving Credit Note No. 5, dated June 29, 1999. Filed as
          Exhibit 10.11 on Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated by reference herein.

  10.66   $5,000,000 Revolving Credit Note No. 6, dated June 29, 1999. Filed as
          Exhibit 10.12 on Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated by reference herein.

  10.67   $10,000,000 Revolving Credit Note No. 7, dated June 29, 1999. Filed as
          Exhibit 10.13 on Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated by reference herein.

  10.68   $10,000,000 Revolving Credit Note No. 8, dated June 29, 1999. Filed as
          Exhibit 10.14 on Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated by reference herein.

  10.69   $10,000,000 Revolving Credit Note No. 9, dated June 29, 1999. Filed as
          Exhibit 10.15 on Form 10-Q for the fiscal quarter period ended June 30, 1999 and incorporated by reference herein.

  10.70 Commercial Paper Dealing Agreement, dated as of July 30, 1999 between Medallion Financial Corp., and U.S. Bancorp Investments, Inc. Filed as
          Exhibit 10.1 on Form 10-Q for the fiscal quarter period ended September 30, 1999 and incorporated by reference herein.

  10.71 Separation Agreement and Mutual General Release of All Claims between Allen S. Greene and Medallion Financial Corporation effective as of December 31, 1999. Filed herewith.

  21      List of Subsidiaries of Medallion Financial Corp. Filed herewith.

  23.1 Consent of Arthur Andersen LLP relating to its report concerning Medallion Financial Corp., dated March 29, 2000. Filed herewith.

  23.2 Consent of Arthur Andersen LLP relating to its reports concerning Edwards Capital Corp., Transportation Capital Corp. and Tri-Magna Corporation, dated March 29, 2000. Filed herewith.

  27      Medallion Financial Corp. Financial Data Schedule.  Filed herewith.