Form 10-Q
period 2000-03-31
MEDALLION FINANCIAL CORP
filed 2000-05-15
CIK 1000209

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31,2000

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

                             Yes   X       No ____
                                 -----

     Number of shares of Common Stock outstanding at the latest practicable date, May 1, 2000:

               Class Outstanding                   Par Value  Shares Outstanding
               -----------------                   ---------  ------------------

Common Stock...................................       $.01        14,029,798

================================================================================

                           MEDALLION FINANCIAL CORP.

                           MEDALLION FINANCIAL CORP.
                                   FORM 10-Q
                                 March 31,2000
                                     INDEX


                                                                            Page
                                                                            ----
PART I.   Financial Information

Item 1.   Basis of Preparation.............................................    3
            Medallion Financial Corp. Consolidated Balance Sheets
              at March 31, 2000 and December 31, 1999......................    4
            Medallion Financial Corp. Consolidated Statements of Operations
              for the three months ended March 31, 2000 and 1999...........    5
            Medallion Financial Corp. Consolidated Statements of Cash
              Flows for the three months ended March 31, 2000 and 1999.....    6
            Notes to Consolidated Financial Statements.....................    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   14
            General........................................................   14
            Consolidated Results of Operations (for the three months
              ended March 31,2000 and 1999)................................   18
            Asset/Liability Management.....................................   21
            Liquidity and Capital Resources................................   22
            Investment Considerations......................................   25

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K.................................   28

SIGNATURES.................................................................   29

                                    PART I
                             FINANCIAL INFORMATION

ITEM. 1   BASIS OF PREPARATION

     Medallion Financial Corp. (the Company) was incorporated in Delaware in 1995 and commenced operations on May 29, 1996 in connection with the closing of its initial public offering (the Offering) and the simultaneous acquisitions (the 1996 Acquisitions) of Medallion Funding Corp. (MFC), Edwards Capital Company (Edwards), Transportation Capital Corp. (TCC) and Medallion Taxi Media, Inc. (Media). Media and MFC were subsidiaries of Tri-Magna Corporation (Tri-Magna) which was merged into the Company. The Company's acquisition of these businesses in connection with the Offering and the resulting two-tier structure were effected pursuant to an order of the Securities and Exchange Commission (the Commission) (Release No. I.C. 21969, May 21, 1996) (the Acquisition Order) and the approval of the U.S. Small Business Administration (the SBA).

     The financial information included in this report reflects the acquisition of Capital Dimensions, Inc. (CDI) which was subsequently renamed Medallion Capital, Inc. The acquisition was completed on June 16, 1998 and was accounted for as a pooling-of-interests and, accordingly, the information included in the accompanying financial statements and notes thereto present the combined financial position and the results of operations of the Company and CDI as if they had operated as a combined entity for all periods presented. The financial information in this report is divided into two sections. The first section, Item 1, includes the unaudited consolidated balance sheets of the Company as of March 31, 2000 and December 31,1999 and the related statements of operations and cash flows for the three months ended March 31, 2000 and 1999. The second section,
Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations and sets forth an analysis of the financial information included in Item 1 for the three months ended March 31, 2000 and 1999.

     The consolidated balance sheet of the Company as of March 31, 2000, the related statements of operations and cash flows for the three months ended March 31, 2000 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year or any other interim period nor be indicative of future period performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                           MEDALLION FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                              March 31,               December 31,
                                                                                 2000                     1999
                                                                             -------------------------------------
ASSETS                                                                        (unaudited)
Investments:
   Medallion loans                                                           $316,791,775             $303,093,283
   Commercial installment loans                                               173,748,551              162,033,462
   Equity investments                                                           2,474,210                2,336,185
                                                                             ------------             ------------
Net investments                                                               493,014,536              467,462,930
Investment in and loans to unconsolidated subsidiary                            3,333,144                4,349,651
                                                                             ------------             ------------
             Total investments                                                496,347,680              471,812,581
Cash                                                                            8,441,172                5,961,776
Accrued interest receivable                                                     7,140,271                4,887,142
Receivable from sale of loans                                                   3,131,611               10,563,503
Servicing fee receivable                                                        5,404,586                4,878,783
Fixed assets, net                                                               2,240,042                2,378,686
Goodwill, net                                                                   6,046,142                6,180,151
Other assets, net                                                               3,558,090                2,949,906
                                                                             ------------             ------------
              Total assets                                                   $532,309,594             $509,612,528
                                                                             ============             ============

LIABILITIES
Accounts payable and accrued expenses                                        $  7,262,561             $  9,318,480
Dividends payable                                                                       -                5,609,773
Accrued interest payable                                                        2,279,109                3,711,199
Notes payable to banks                                                        175,500,000              190,450,000
Senior secured notes                                                           45,000,000               45,000,000
Commercial paper                                                              136,657,275               93,983,792
SBA debentures payable                                                         10,500,000               10,500,000
                                                                             ------------             ------------
              Total liabilities                                              $377,198,945             $358,573,244

Negative goodwill, net                                                            169,916                  350,516

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred Stock (1,000,000 shares of $.01 par value                          $          -             $          -
 stock authorized - none outstanding)
Common stock (50,000,000 shares of $.01 par  value
 stock authorized - 14,029,798 and 14,024,433 shares
 outstanding at March 31, 2000 and December 31, 1999,
 respectively)                                                                    140,298                  140,245
Capital in excess of par value                                                142,051,822              142,015,875
Accumulated undistributed net investment income                                12,748,613                8,532,648
                                                                             ------------             ------------
             Total shareholders' equity                                       154,940,733              150,688,768
                                                                             ------------             ------------
             Total liabilities and shareholders' equity                      $532,309,594             $509,612,528
                                                                             ============             ============

Number of common shares and common share equivalents                           14,096,721               14,129,210
Net asset value per share                                                    $      10.99             $      10.67

    See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                              Three Months          Three Months
                                                                                 Ended                 Ended
                                                                             March 31, 2000        March 31, 1999
                                                                             --------------        --------------
Investment income:
  Interest income on investments                                                $13,723,570           $ 9,281,755
  Interest income on short-term investments                                          69,937                98,121
                                                                                -----------           -----------
           Total investment income                                               13,793,507             9,379,876

 Interest expense:
  Notes payable to banks                                                          3,214,066             1,918,830
  Commercial paper                                                                2,281,159             1,561,348
  SBA debentures                                                                    186,915               758,305
  Notes payable to bondholders                                                      821,865                     -
                                                                                -----------           -----------
           Total interest expense                                                 6,504,005             4,238,483

 Net interest income                                                              7,289,502             5,141,393

 Non-interest income:
  Equity in earnings (loss) of
     unconsolidated subsidiary                                                     (319,349)              383,464
  Accretion of negative goodwill                                                    180,600               180,600
  Gain on sale of loans                                                             686,098               612,247
  Other income                                                                      745,743               506,611
                                                                                -----------           -----------
           Total non-interest income                                              1,293,092             1,682,922

Expenses:
  Administrative and advisory fees                                                   61,541                61,760
  Professional fees                                                                 325,972               320,140
  Salaries and benefits                                                           2,414,624             1,810,032
  Other operating expenses                                                        1,585,230             1,343,254
  Amortization of goodwill                                                          136,578               164,551
                                                                                -----------           -----------
           Total non-interest expenses                                            4,523,945             3,699,737

 Net investment income before income taxes                                        4,058,649             3,124,578
 Income tax benefit (provision)                                                           -               (51,456)
                                                                                -----------           -----------

Net investment income after income taxes                                          4,058,649             3,073,122

 Increase in net unrealized appreciation                                            270,027               605,293
 Net realized gains (losses) on investments                                        (112,711)              804,822
                                                                                -----------           -----------

 Net increase in net assets resulting from operations                           $ 4,215,965           $ 4,483,237
                                                                                ===========           ===========
 Net increase in net assets resulting from operations per common share:
          Basic                                                                 $      0.30           $      0.32
          Diluted                                                               $      0.30           $      0.32

Weighted average common shares outstanding:
          Basic Average Shares                                                   14,026,817            14,013,768
          Diluted Average Shares                                                 14,093,741            14,084,307

    See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   Three Months          Three Months
                                                                                      Ended                 Ended
                                                                                  March 31, 2000        March 31, 1999
                                                                                  --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                             $    4,215,965        $    4,483,237
 Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by  operating activities:
     Depreciation and amortization                                                       218,484               108,773
     Amortization of goodwill                                                            136,578               164,551
     Amortization of origination costs                                                   255,874               156,656
     Accretion of negative goodwill                                                     (180,600)             (180,600)
     Increase in unrealized depreciation (appreciation), net                            (270,027)             (605,294)
     Net realized gain (loss) on investments                                             112,711              (804,822)
     Equity in losses (earnings) of unconsolidated subsidiary                            319,349              (383,464)
     Increase in accrued interest receivable                                          (2,253,129)             (231,207)
     Decrease in receivable from sale of loans                                         7,431,892             4,688,582
     Increase in servicing fee receivable                                               (525,803)             (281,470)
     (Increase) decrease in other assets                                                (573,950)              720,075
     Decrease in accounts payable and accrued expenses                                (2,055,919)           (2,390,505)
     Decrease in accrued interest payable                                             (1,432,090)             (775,598)
                                                                                  --------------        --------------

         Net cash provided by operating activities                                     5,399,335             4,668,914
                                                                                  --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Originations of investments                                                        (63,378,567)          (51,125,835)
  Proceeds from sales and maturities of investments                                   37,728,403            35,901,344
  Investment in and loans to unconsolidated subsidiary, net                              697,158               439,899
  Capital expenditures                                                                  (116,643)             (181,495)
                                                                                  --------------        --------------

        Net cash used for investing activities                                       (25,069,649)          (14,966,087)
                                                                                  --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable to banks                                                (14,950,000)           (9,300,000)
  Proceeds from issuance of commercial paper                                          42,673,483            26,189,032
  Proceeds from exercise of stock options                                                 36,000                     -
  Payment of declared dividends to current shareholders                               (5,609,773)           (4,764,681)
                                                                                  --------------        --------------
       Net cash provided by financing activities                                      22,149,710            12,124,351
                                                                                  --------------        --------------

NET INCREASE IN CASH                                                                   2,479,396             1,827,178

CASH, beginning of period                                                              5,961,776             6,027,596
                                                                                  --------------        --------------

CASH, end of period                                                               $    8,441,172        $    7,854,774
                                                                                  ==============        ==============

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                                        $    7,936,005        $    5,014,081

    See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000

(1)  Organization of Medallion Financial Corp. and Its Subsidiaries

         Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation in 1995. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the 1940 Act). On May 29, 1996, the Company completed an initial public offering (the Offering) of its common stock, issued and sold 5,750,000 shares at $11.00 per share and split the existing 200 shares of common stock outstanding into 2,500,000 shares. All share and related amounts in the accompanying financial statements have been restated to reflect this stock split. Offering costs incurred by the Company in connection with the sale of shares totaling $7,102,944 were recorded as a reduction of capital upon completion of the Offering. These costs were recorded, net of $200,000 payable by Tri-Magna Corporation and subsidiaries (Tri-Magna) in accordance with the Merger Agreement. In parallel with the Offering, the Company merged with Tri-Magna; acquired substantially all the assets and assumed certain liabilities of Edwards Capital Company, a limited partnership; and acquired all of the outstanding voting stock of Transportation Capital Corp. (TCC) (collectively, the 1996 Acquisitions). The assets acquired and liabilities assumed from Edwards Capital Company were acquired and assumed by Edwards Capital Corporation (Edwards), a newly formed and wholly owned subsidiary of the Company. As a result of the merger with Tri-Magna in accordance with the Merger Agreement dated December 21,1995 between the Company and Tri-Magna, Medallion Funding Corp. (MFC) and Medallion Taxi Media, Inc. (Media), formerly subsidiaries of Tri-Magna, became wholly owned subsidiaries of the Company. In 1998, the Company merged all of the assets and liabilities of Edwards and TCC into MFC, effective on June 1, 1999.


         MFC is a closed-end management investment company registered under the 1940 Act and are each licensed as a small business investment company (SBIC) by the Small Business Administration (SBA). As an adjunct to the Company's taxicab medallion finance business, Media operates a taxicab rooftop advertising business.

         On October 31, 1997, the Company consummated the purchase of substantially all of the assets and liabilities of Business Lenders, Inc. through the Company's wholly owned subsidiary, BLI Acquisition Co., LLC. (the Business Lenders Acquisition). In connection with the transaction, BLI Acquisition Co., LLC was renamed Business Lenders, LLC (BLL). BLL is licensed by the SBA under its Section 7(a) program.

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 2000


        In connection with the 1996 Acquisitions, the Company received the Acquisition Orders under the 1940 Act from the Securities and Exchange Commission. Approval from the Connecticut State Department of Banking and the SBA was obtained for the Business Lenders Acquisition.

        On May 27, 1998, the Company completed the acquisition of certain assets and assumption of certain liabilities of Venture Group I, Inc. (VGI), Venture Group II, Inc. (VGII) and Venture Opportunities Corp. (VOC) an SBIC lender, headquartered in New York.

        On June 16, 1998, the Company completed the merger with Capital Dimensions, Inc. (CDI), a Specialized Small Business Investment Company (SSBIC) lender, headquartered in Minneapolis, Minnesota. CDI was subsequently renamed Medallion Capital, Inc. (Medallion Capital). The charter was amended to convert Medallion Capital to an SBIC. The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting.

        In September 1998, the Company created Medallion Business Credit LLC
(MBC) as a wholly owned subsidiary. MBC originates loans to small businesses for the purpose of financing inventory and receivables.

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

(2)     Summary of Significant Accounting Policies

        Cost of purchased businesses in excess of the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over fifteen years. The excess of fair value of net assets over cost of business acquired (negative goodwill) is being accreted on a straight-line basis over approximately four years.

        Under the 1940 Act and the Small Business Investment Act of 1958 and regulations thereunder (the SBIA), the Company's long-term loans are considered investments and are recorded at their fair value. Since no ready market exists for these loans, fair value is determined in good faith by the Board of Directors. In determining the fair value, the Company and the Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 2000

the relationships between current and projected market rates and portfolio rates of interest and maturities. Loans are valued at cost less unrealized depreciation. Any change in the fair value of the Company's investments as determined by the Board of Directors is reflected in net unrealized appreciation/depreciation of investments. Total net unrealized depreciation was $8,601,341 and $8,945,552 on total investments of $493,014,537 and $467,462,930 at March 31, 2000 and December 31, 1999, respectively, of which $1,522,417 existed at the date of the Company's 1996 Acquisitions. The Board of Directors has determined that this valuation approximates fair value.

        During fiscal 2000, the Company commenced origination of a new loan product collateralized by taxi medallions. In consideration for modifications from the Company's normal taxi lending terms, the Company offers loans at higher loan to value ratios and will be entitled to earn additional interest income based upon any increase in value of the collateral.

        In 1997, the Company adopted SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The dilutive effect of potential common shares, consisting of outstanding stock options is determined using the treasury method in accordance with SFAS No. 128. Basic and diluted EPS for the three months ended March 31, 2000 and 1999 are as follows:

(Dollars in thousands, except per share amounts)
Three months ended                 March 31, 2000                        March 31, 1999

                                                   Per Share                             Per Share
                             Income     Shares      Amount         Income     Shares      Amount
--------------------------------------------------------------------------------------------------
Net Income                   $4,216                                $4,483

Basic EPS
---------
Income available to
 common shareholders          4,216   14,026,817   $    0.30       $4,483   14,013,768   $    0.32
Effect of dilutive                        66,923                                70,539
 stock options

Diluted EPS
-----------
Income available to
 common shareholders          4,216   14,093,740   $    0.30       $4,483   14,084,307    $    0.32

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes new standards regarding accounting and reporting requirements for derivative instruments and

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 2000

hedging activities. In June 1999, the Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133." The new standard defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is presently studying the effect of the new pronouncement and, as required, will adopt SFAS No. 133 beginning January 1, 2001.

        Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3)     Investment in Unconsolidated Subsidiary

        The Company's investment in Media is accounted for under the equity method because as a non-investment company, Media cannot be consolidated with the Company which is an investment company under the 1940 Act. Financial information presented for Media includes the balance sheets as of March 31, 2000 and December 31, 1999 and statements of operations for the three months ended March 31, 2000 and 1999:

     Balance Sheet                                 March 31,      December  31,
                                                     2000             1999
                                                  -----------     ------------
     Cash                                         $   216,070     $    189,480
     Accounts receivable                            2,337,229        3,582,642
     Equipment, net                                 1,814,772        1,683,756
     Goodwill                                          51,682        1,666,091
     Other                                          3,797,010        2,147,534
                                                  -----------     ------------
      Total assets                                $ 8,216,763     $  9,269,503
                                                  ===========     ============

     Notes payable to parent                      $   903,644     $  1,750,351
     Accounts payable and accrued expenses            536,675          461,196
     Other liabilities and income taxes payable     4,057,322        4,350,037
                                                  -----------     ------------
      Total liabilities                             5,497,641        6,561,584

     Equity                                         1,001,000        1,001,000
     Retained earnings                              1,718,122        1,706,919
                                                  -----------     ------------
      Total equity                                  2,719,122        2,707,919
                                                  -----------     ------------
     Total liabilities and equity                 $ 8,216,763     $  9,269,503
                                                  ===========     ============

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 2000

     Statements of Operations                            Three Months          Three Months
                                                            Ended                 Ended
                                                           March 31,            March 31,
                                                             2000                 1999
                                                             ----                 ----
     Advertising revenue                                  $2,276,321           $2,758,040
     Cost of services                                      1,163,103              989,077
                                                          ----------           ----------

     Gross margin                                          1,113,218            1,768,963
     Other operating expenses                              1,396,216            1,129,857
                                                          ----------           ----------

     Income before taxes                                    (282,998)             639,106
     Income tax benefit (provision)                          113,199             (255,642)
                                                          ----------           ----------

     Net (loss) income                                    $ (169,799)          $  383,464
                                                          ==========           ==========

     On February 2, 1999, Media purchased 100% of the common stock of Transit Advertising Displays, Inc. (TAD) for approximately $849,000. TAD is a taxicab rooftop advertising company headquartered in Washington, D.C. operating 1,300 installed displays in the Baltimore, MD and Washington, D.C. areas. The purchase was accounted for under the purchase method of accounting. Included in the purchase price were certain premiums paid totaling approximately $777,000, which represented goodwill and is being amortized over 15 years.

      During fiscal 2000, the Company purchased taxicab rooftop advertising from its wholly-owned subsidiary Media. The Company paid an average market rate per top totaling $149,550 for the three months ended March 31, 2000.

(4)  Debt

     The table below summarizes the various debt agreements outstanding at March 31, 2000 and December 31, 1999:

                               March 31, 2000  December 31, 1999
                               --------------  -----------------
Notes payable to banks:
  Total facilities               $320,000,000       $295,000,000
  Maturity of facilities          6/00 - 6/01          6/00-6/01
  Total amounts outstanding      $175,500,000       $190,450,000

SBA debentures payable           $ 10,500,000       $ 10,500,000

  Maturity date                   3/06 - 6/07          3/06-6/07

Senior Secured Notes             $ 45,000,000       $ 45,000,000

  Maturity date                          6/04               6/04

          Under the revolving credit agreement between MFC and its lenders, as amended, MFC is required to maintain minimum tangible net assets of $65,000,000 and certain financial

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 2000


ratios. The Company believes that MFC was in compliance with such requirements at March 31, 2000.

     On June 1, 1999, MFC issued $22.5 million of senior secured notes (the Notes) that mature on June 1, 2004. The Notes bear a fixed rate of interest of 7.2% and interest is paid quarterly in arrears. The Notes rank pari pasu with the revolvers and commercial paper through inter-creditor agreements. On September 1, 1999, the note holders purchased an additional $22.5 million under the same terms and conditions. The proceeds of the Notes were used to prepay certain of the Company's outstanding SBA debentures.

     On June 1, 1999, MFC extended its $195 million revolving credit facility until June 30, 2001. On December 31, 1999, MFC increased the aggregate credit commitment amount to $220 million with an effective date of February 10, 2000.

     On June 29, 1999, Medallion Financial increased its revolving credit facility to $100 million and extended the maturity until June 28, 2000.

(5)  Commercial Paper

     On March 13, 1998, MFC entered into a commercial paper agreement with Salomon Smith Barney Inc. to sell up to an aggregate principal amount of $195 million in secured commercial paper through private placements pursuant to
Section 4(2) of the Securities Act of 1933. On August 3, 1999, MFC entered into a commercial paper dealer agreement with USBancorp to sell commercial paper under the same program as Salomon Smith Barney. Amounts outstanding at any time under the program are limited by certain covenants, including a requirement that MFC retain an investment grade rating from at least two of the four nationally recognized rating agencies, and borrowing base calculations as set forth in Revolver. The commercial paper program has a specified maturity date of June
30, 2001 which represents the maturity date of MFC's Revolver, but may be terminated by the Company at anytime. As of March 31, 2000, MFC had approximately $136.7 million outstanding at a weighted average interest rate end of period of 6.56%.

(6)  Segment Reporting

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

                           MEDALLION FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 2000


     For taxicab advertising, the increase in net assets resulting from operations represents the Company's equity in net income from Media. Segment assets for taxicab advertising represents the Company's investment in and loan to Media.

Three months ended March 31, 2000                                              Taxicab
                                                             Lending         Advertising             Total
                                                        ---------------------------------------------------------
Net interest income                                         $  7,289,502                          $  7,289,502
Depreciation and amortization                                    218,484                               218,484
Income tax benefit (provision)                                         -                                     -
Net increase (decrease) in net assets resulting
from operations*                                               4,535,314          (319,349)          4,215,965
Segment assets                                               528,976,450         3,333,144         532,309,594
Capital expenditures                                             116,643           296,234                  **

Three months ended March 31, 1999                                              Taxicab
                                                             Lending         Advertising             Total
                                                        ---------------------------------------------------------
Net interest income                                         $  5,141,393                          $  5,141,393
Depreciation and amortization                                    108,773                               108,773
Income tax benefit (provision)                                   (51,456)                              (51,456)
Net increase in net assets resulting from
operations                                                     4,099,773           383,464           4,483,237
Segment assets                                               430,508,902         4,977,225         435,486,127
Capital expenditures                                             181,495            67,117                  **

* Net income of the taxicab advertising segment excludes $149,550 which represents intercompany taxi top sales from media to the Company.

** Capital expenditures for the Company are equal to expenditures for the lending segment. Capital expenditures related to the taxicab advertising segment are included in order to provide additional information.

(7)  Subsequent Events

     On May 10, 2000, MFC declared a dividend payable to the Company in the amount of $240 per share payable on May 11, 2000 (aggregating $1,598,160). With the proceeds of these dividends, on May 10, 2000, the Company declared a dividend in the amount of $0.35 per share (aggregating $4,910,429) payable on June 1, 2000 to the shareholders of record on May 22, 2000.

     On May 4, 2000, the Company executed an Agreement and Plan of Merger with Ameritrans Capital Corporation, a specialty finance company, pursuant to which Ameritrans will merge into and with a wholly-owned subsidiary of the Company. The merger is subject to the satisfaction of certain customary closing conditions and the completion of due diligence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. In addition, this Management's Discussion and Analysis contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section. All amounts have been restated to include the historical amounts of Medallion Capital, Inc. (formerly Capital Dimensions, Inc.)

General

     The Company operates a specialty finance business whose principal activity is the origination and servicing of commercial secured loans. The loans are primarily secured by taxicab medallions ("Medallion Loans") and loans to small businesses secured by equipment and other suitable collateral ("Commercial Installment Loans"). As an adjunct to its finance business, the Company also operates a taxicab rooftop advertising business. The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets consisting primarily of Medallion Loans and Commercial Installment Loans, and the interest paid on interest-bearing liabilities consisting primarily of secured credit facilities with bank syndicates, secured commercial paper, senior secured notes and debentures issued to or guaranteed by the SBA. Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Net interest income is affected by economic, regulatory and competitive factors that influence interest rates, loan demand and the availability of funding to finance the Company's lending activities. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities. The income from the taxicab rooftop advertising business is reflected as earnings from unconsolidated subsidiary.

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

                                                     December 31, 1999                          March  31, 2000
                                           Contractual                              Contractual
                                             Weighted                  Percentage     Weighted                   Percentage
                                             Average      Principal     of Total      Average      Principal      of Total
                                              Yield        Amounts      Portfolio      Yield        Amounts      Portfolio
                                           ------------  ------------  -----------  ------------  -----------  -------------
Medallion Loan Portfolio                       8.90%     $303,093,283       64.8%        8.88%    316,791,775       64.3%
Commercial Installment Loan Portfolio         11.71%      162,033,462       34.7%       11.86%    173,748,551       35.2%
Equity Investments                                -         2,336,185        0.5%           -       2,474,210         .5%
                                              -----      ------------      -----        -----     -----------      -----
Total Portfolio                                9.91%     $467,462,930      100.0%        9.96%    493,014,536      100.0%
                                              =====      ============      =====        =====     ===========      =====

Yield Summary:

     The weighted average yields e.o.p./1/. of the Medallion Loan portfolio decreased 2 basis points to 8.88% at March 31, 2000. The decrease in the average yield on Medallion Loans was the result of continuing competition in the New York medallion market partially offset by the Company's expansion into other medallion markets which produce yields 100 to 300 basis points higher than New York. At March 31, 2000, 19.8% of the medallion loan portfolio represented loans outside New York compared to 16.5% at December 31, 1999. The Company is continuing to focus its efforts to originate higher yielding medallion loans outside the New York market.

     The weighted average yields e.o.p. of the Commercial Installment Loan portfolio increased 15 basis points to 11.86% at March 31, 2000 from 11.71% at December 31, 1999 due to the impact of increases in the prime rate. The Company is continuing to originate adjustable rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. The weighted average yields e.o.p. of the entire portfolio increased 5 basis points to 9.96% at March 31,2000 as compared to 9.91% at December 31, 1999 due to the increase in yield of the commercial portfolio.

_______________
/1/ e.o.p. or "end of period," indicates that a calculation is made at the date indicated rather than for the period then ended.

Portfolio Summary:

     Medallion Loans constituted 64.3% of the total portfolio of $493.0 million at March 31, 2000 and 64.8% of the total portfolio of $467.5 million at December 31, 1999. The Medallion Loan portfolio increased by $13.7 million or 4.5%. The increase is due to growth in the New York and Chicago markets. The Commercial loan portfolio comprised 35.2%, of the total portfolio at March 31, 2000 compared to 34.7% at December 31, 1999. The Commercial Loan portfolio grew by $11.7 million or 7.2% due to strong growth in the SBA 7(a) program and asset-based lending portfolios.

     Equity Investments represented 0.5% of the Company's entire portfolio at both March 31, 2000 and December 31, 1999.

     Trend in Interest Expense. The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates, secured commercial paper and, to a lesser degree, fixed-rate, long-term debentures issued to or guaranteed by the SBA. In recent years, the Company has reduced its reliance on SBA financing and increased the relative proportion of bank debt to total liabilities. SBA financing has offered attractive rates, however, such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the Small Business Investment Act of 1958, as amended (the "SBIA") and SBA Regulations through subsidiaries subject to SBA restrictions. As of March 31, 2000, the Company has repaid the $31.9 million of SBA debentures which had a 7.38% rate of interest that was to increase to 7.50% at MFC with $45 million of fixed 7.20% long term notes. Further, the Company believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt and secured commercial paper has generally decreased its interest expense thus far, but has also increased the Company's exposure to the risk of increases in market interest rates which the Company attempts to mitigate with certain matching strategies. The Company also expects that net interest income should increase as the Company issues more commercial paper in lieu of bank debt and will thus permit an increase in the size of the loan portfolio. At the present time commercial paper is generally priced at approximately 70 basis points below the rate charged under the Company's revolving credit facilities. At March 31, 2000 and December 31, 1999, short-term LIBOR-based debt including commercial paper constituted 84.9% and 83.7% of total debt, respectively.

     The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium over LIBOR paid by the Company on its LIBOR-based debt and secured commercial paper, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 1-180 days. The Company's debentures issued to or guaranteed by the SBA typically have initial terms of ten years. The Company's cost of funds reflect fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the 90- and 180-day LIBOR (the "LIBOR Benchmark"). The Company's average cost of funds e.o.p. at March 31, 2000 was 6.91% or 66 basis points over the LIBOR Benchmark of 6.25% down from 7.09% or 108 basis points over the LIBOR Benchmark of 6.01% at December 31, 1999. The decline in the cost of funds is due to the 42 basis point improvement in the spread paid over the LIBOR Benchmark partially offset by the 24 basis point increase in the LIBOR Benchmark.

     Taxicab Advertising. In addition to its finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media's revenue is affected by the number of taxicab rooftop advertising displays ("Displays") that it owns, the occupancy rate and advertising rate of those Displays. At March 31, 2000, Media had approximately 7,150 installed Displays. The Company expects that Media will continue to expand its operations by entering new markets on its own or through acquisition of existing taxicab rooftop advertising companies. On September 30, 1999, Media entered into an agreement with Yellow Cab Service Corp. to sell advertising space on a commission basis on its 3,000 taxicab trunk signs located throughout the Southeast. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company because the Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies with investment companies.

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

Consolidated Results of Operations

For the Three Months Ended March 31, 2000 and 1999.

     Performance Summary. For the three months ended March 31, 2000, net increase in net assets resulting from operations has been positively impacted by the growth of the loan portfolio, offset by an increase in the average cost of funds and a decrease in realized gains from the shares of stock held in an investment.

     Investment Income. Investment income increased $4.4 million or 47.1% to $13.8 million for the three months ended March 31, 2000 from $9.4 million for the three months ended March 31, 1999. Investment income contains a component, which is derived from a new loan product collateralized by taxi medallions.
In consideration for modifications from the Company's normal taxi lending terms, the Company offers loans at higher loan to value ratios and will be entitled to earn additional interest income based upon any increase in the value of the collateral. The increase in investment income reflects the positive impact of portfolio growth, a higher than usual balance of SBA 7(a) loans not sold, recovery of non-accrual interest from prior period delinquencies, income related to the appreciation in collateral values from the new loan product. The average portfolio outstanding was $477.8 million, for the first quarter of 2000, which produced interest income of $13.7 million at a weighted average interest rate of 11.37% compared to an average of $380.2 million for the first quarter of 1999, which produced investment income of $9.3 million at a weighted average interest rate of 9.77%.

     Loan originations net of participations increased by $12.2 million or 24.0% to $63.4 million for the three month period ended March 31, 2000 compared to $51.1 million for the three month period ended March 31, 1999. The originations were offset by prepayments, terminations and refinancings by the Company aggregating $37.7 million in the first quarter of 2000 compared to $35.3 million in the first quarter of 1999.

     The weighted average yield e.o.p. of the entire portfolio increased 8 basis points to 9.96% at March 31, 2000 from 9.88% at March 31, 1999. The increase in the yield of the entire loan portfolio was caused by an increase in the average yield on commercial loans, coupled with an increase in the percentage of the portfolio composed of higher yielding commercial loans which historically were originated at a yield of approximately 200 to 300 basis points higher than Medallion loans and 250 to 600 basis points higher than the prevailing Prime Rate. The average yield e.o.p. of the medallion loan portfolio decreased 13 basis points to 8.88% at March 31, 2000 from 9.01% at March 31, 1999. The decrease in the average yield on medallion loans was caused by a reduction in loan yields due to the lowering of rates due to increased competition. The average yield of the commercial loan portfolio increased 5 basis points to 11.86% at March 31, 2000 from 11.81% at March 31, 1999. The increase in the commercial portfolio yield is due in part to the increase in the quantity of floating rate loans tied to prime as a percentage of the commercial portfolio and the prime rate increases. In addition, the current interest rate environment is such that the Company has increased the origination of loans with shorter interest rate maturity dates, which are issued at a lower interest rate which limited the rise in the yield. However, the shorter maturity dates helps to mitigate the Company's interest rate risk exposure.

     Interest Expense. The Company's interest expense increased $2.3 million or 53.4% to $6.5 million for the three months ended March 31, 2000 from $4.2 million for the three months ended March 31, 1999. The Company's average cost of funds e.o.p. increased 103 basis points to 6.91% or 66 basis points over the LIBOR benchmark of 6.25% at March 31, 2000 from 5.88% or 75 basis points over the LIBOR benchmark of 5.13% at March 31, 1999. The increase in the average cost of funds e.o.p. results from a 112 basis point increase in the LIBOR benchmark which was partially offset by a 9 basis point reduction in the premium paid over LIBOR. Average total borrowings increased $80.9 million or 29.2% from $277.4 million for the three months ended March 31, 1999, which produced an interest expense of $4.2 million at a weighted average interest rate of 6.11%, to $353.8 million for the three months ended March 31, 2000, which produced an interest expense of $6.5 million at a weighted average interest rate of 7.26%. The weighted average interest rates include commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The percentage of the Company's short-term LIBOR based indebtedness and commercial paper as a percentage of total indebtedness was 84.9% and 85.0% at March 31, 2000 and March 31, 1999, respectively.

     Net Interest Income. Net interest income increased $2.1 million or 29.5% to $7.2 million for the three months ended March 31, 2000 from $5.1 million for the three months ended March 31, 1999. The increase in net interest income is the result of the 45 basis point or 12.3% increase in the average spread between the average yield on the portfolio and the average cost of funds to 4.11% for the three-month period ended March 31, 2000 from 3.66% for the three-month period ended March 31, 1999.

     Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue decreased approximately $500,000 or 17.5% to $2.3 million in the first quarter of 2000 compared to $2.8 million in the first quarter of 1999. Display rental costs increased $174,000 or 17.6% for the quarter. Gross margin was $1.1 million or 48.9% of advertising revenue for the first quarter of 2000 compared to $1.8 million or 64.1% for the first quarter of 1999. The decrease in gross margin is partly due to normal industry seasonality post - Christmas and the loss of tobacco advertising contracts, some of which have not been replaced, which contributed to a 77.5% occupancy rate in the first quarter of 2000. Further, an overall cost of sales increase results from an increase in the number of Displays installed. The number of Displays owned by Media increased approximately 450 or 6.7% to approximately 7150 at March 31, 2000 from approximately 6,700 at March 31, 1999. Operating costs increased $266,000 or 23.6% to $1.4 million in the first quarter of 2000 from $1.1 million in the first quarter of 1999. The increase in operating costs reflects the expansion of Media's operations into six new markets. The resulting net loss for the first quarter of 2000 was $170,000 compared to net income of $383,000 in the first quarter of 1999. Net income is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations.

     Gain on sale of loans. The Company experienced a gain on the sale of the guaranteed portion of SBA 7(a) loans in the amount of $686,000 on loans sold amounting to $13.4 million during the first quarter of 2000 compared to $612,000 on loans sold amounting to $9.0 million during the first quarter of 1999. The increase of $74,000 is due to an increase in the volume of loans sold offset by a slight decline in the premiums received from the secondary market. The Company accounts for gains on sale of loans in accordance with SFAS No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities) and EITF 88-11.

     Other Income. The Company's other income increased $239,000 or 47.2% to $745,000 for the three months ended March 31, 2000 from $506,000 for the three months ended March 31, 1999. Other income was primarily derived from late charges, prepayment fees and miscellaneous income.

     Non-Interest Expenses. The Company's non-interest expenses increased $824,000 or 22.3% to $4.5 million for the three months ended March 31, 2000 from $3.7 million for the three months ended March 31, 1999. The increase in salaries and benefits of $605,000 or 33.4% in the first quarter of 2000 compared to the first quarter of 1999 is the result of the effect of year-end raises and salaries of personnel hired since March 31, 1999. Other operating expenses increased $242,000 or 18.0% as compared to the first quarter of 1999 due to expenditures related to opening of new offices and expanded operations.

     Net Investment Income. Net investment income increased $1.0 million or 32.3% to $4.1 million in the first quarter of 2000 from $3.1 million in the first quarter of 1999. The increase is attributable to increases in net investment income offset by an increase in operating expenses and the decline in earnings of the unconsolidated Media subsidiary.

     Net Realized Gain on Investments. The Company had a net realized loss of $113,000 for the three months ended March 31, 2000, a decrease of $918,000 from net realized gains of $805,000 for the three months ended March 31, 1999. The realized gains during the first quarter of 2000 reflected the charge-off of loan losses compared to the realized gains earned on equity investments in the first quarter of 1999.

     Change in Net Unrealized Appreciation (Depreciation). The change in net unrealized depreciation decreased $335,000 to $270,000 for the three months ended March 31, 2000 from $605,000 for the three months ended March 31, 1999. The unrealized depreciation during the first quarter of 2000 resulted from a $7,000 of net unrealized depreciation from increase of loan loss reserves, $139,000 unrealized appreciation from charge-offs of loan balances previously reserved and $138,000 of unrealized appreciation on equity investments held by the Company.

     Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations decreased $300,000 or 6.0% to $4.2 million for the three months ended March 31, 2000 from $4.5 million for the three months ended March 31, 1999. The decrease was attributable to the positive impact of portfolio growth, an increase in average spread between average yield and average cost of funds and offset by an increase in operating expenses, a decline in earnings from Media and lower realized gains on investments. Return on average assets and return on average equity for the three months ended March 31, 2000, on an annualized basis, were 3.24% and 11.0%, respectively, compared to 4.2% and 11.9% for the three months ended March 31, 1999.

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

                               LIBO           Effective         Maturity
           Amount              Rate              Date             Date
           ------              ----              ----             ----
         $20,000,000            6.5%            4/9/98            3/30/01
         $10,000,000            6.5%            7/6/99             7/6/01
         $10,000,000            6.5%            7/6/99             7/6/01

     Total premiums paid under the agreements are being amortized over the respective terms of the agreements. In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed rate indebtedness, such as senior secured notes and SBA debentures. The Company currently has outstanding $45 million of senior secured notes at a fixed interest rate of 7.20% and SBA debentures in the principal amount of $10.5 million with a weighted average rate of interest of 7.12%. At March 31, 2000, these notes and debentures constituted 12.2% and 2.9% of the Company's total indebtedness respectively.

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

Liquidity and Capital Resources

     The Company's sources of liquidity are credit facilities with bank syndicates, senior secured notes, fixed rate, long-term SBA debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments and a secured commercial paper program with Salomon Smith Barney and USBancorp. As a RIC, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At March 31, 2000, the Company's $367.7 million of outstanding debt was comprised as follows: 47.7% bank debt, substantially all of which was at variable effective rates of interest with an weighted average interest rate of 7.89% or 174 below the Prime Rate, 37.2% secured commercial paper with an annual weighted average interest rate of 6.53% or 254 below the Prime Rate, 12.2% long-term senior secured notes fixed at an interest rate of 7.2% and 2.9% subordinated SBA debentures, with fixed rates of interest with an annual weighted average rate of 7.12%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to possible additional SBA funding, an additional $6.6 million of debt was available at March 31, 2000 at variable effective rates of interest averaging below the Prime Rate under the Company's $320.0 million bank credit facilities. The Company has observed a practice of minimizing credit facility fees associated with the unused component of credit facilities by keeping the unused component as small as possible and periodically increasing the amounts available under such credit facilities only when necessary to fund portfolio growth.

     The following table illustrates the Company's and each of the subsidiaries' sources of available funds, and amounts outstanding under credit facilities and their respective end of period weighted average interest rate at March 31, 2000:

                                       Medallion
                                       Financial       MFC         BLLC          MCC         MBC         Total
                                                                                                      ----------
(dollars in thousands)
Cash                                   $   2,213    $  2,468      $  194     $    2,233    $ 1,333    $    8,441
Revolving lines of credit                100,000     220,000(1)       --             --                  320,000
  Amounts available                          500       6,133          --             --                    6,633
  Amounts outstanding                     99,500      76,000          --             --                  175,500
  Average interest rate                     7.09%       7.10%         --             --                     7.09%
  Maturity                                  7/00        7/01          --             --                7/00-7/01
Commercial paper
  Amounts outstanding                         --     136,657          --             --                  136,657
  Average interest rate                       --        6.56%         --             --                     6.56%
  Maturity                                    --        6/01          --             --                     6/01
SBA debentures
Amounts outstanding                           --          --          --         10,500                   10,500
  Average interest rate                       --          --          --           7.08%                    7.08%
  Maturity                                    --          --          --      3/06-6/07                3/06-6/07
Senior secured notes
Amounts outstanding                           --      45,000          --             --                   45,000
  Average interest rate                       --        7.20%         --             --                     7.20%
  Maturity                                    --        6/04          --             --                     6/04
Total cash and remaining amounts
  available under credit facilities        2,713       8,601         194          2,233      1,333        15,074
Total debt outstanding                 $  99,500    $257,657      $    -     $   10,500    $     -    $  367,657

Note (1) Commercial paper outstanding is deducted from revolving credit lines available as the line of credit acts as a liquidity facility for the commercial paper.

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

     The Company makes limited use of SBA funding and will seek such funding only when advantageous and has consistently reduced its reliance on such funding. On June 1, 1999, the Company issued $22.5 million of senior secured notes (the Notes) that mature on June 1, 2004. The Notes bear a fixed rate of interest of 7.2% and interest is paid quarterly in arrears. The Notes rank pari pasu with the revolving credit facilities and commercial paper through inter-creditor agreements. On September 1, 1999, the note-holders purchased an additional $22.5 million under the same terms and conditions. The proceeds of the Notes were used to pre-pay $31.1 million of the Company's outstanding SBA debentures. At March 31, 2000 only $10.5 million of debentures were still outstanding.

     Media funds its operations through internal cash flow and inter-company debt. Media is not a RIC and, therefore, is able to retain earnings to finance growth.

     The Company believes that its bank credit facilities and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing operations of the Company's loan portfolio and advertising business in the short-term. The Company is exploring several options to increase its available funds in order to meet the Company's growth and expansion strategy.

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

Risk Relating to Integration of Freshstart and Medallion

     On December 22, 1999, the Company entered into an Agreement and Plan of Merger with Freshstart Venture Capital Corp., a specialty finance company, located in Long Island City, New York. The closing of the transaction is subject to the approval of the shareholders of Freshstart, regulatory approval and the satisfaction of customary conditions. The realization of certain benefits anticipated as a result of the merger will depend in part on the integration of Freshstart's investment portfolio and specialty finance business with the Company and the successful inclusion of Freshstart's investment portfolio in the Company's financing operations. The dedication of management resources to such integration may detract attention from the day-to-day business of the Company and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. There can be no assurance that Freshstart's business can be operated profitably or integrated successfully into the Company's operations. Such effects could have a material adverse effect on the financial results of the Company.

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

     Management believes that the Company did not suffer any material effects relating to the Year 2000. Management further believes its third party vendors were Year 2000 compliant and the Company not been informed of any material problems with its third party vendors relating to Year 2000 problem.

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

                                   MEDALLION FINANCIAL CORP.



Date:  May 15, 2000                By: /s/ Daniel F. Baker
                                      ------------------------------------------
                                      Daniel F. Baker
                                      Chief Financial Officer
                                      Signing on behalf of the registrant and as
                                      principal financial and accounting officer