Form 10-Q
period 2000-06-30
MEDALLION FINANCIAL CORP
filed 2000-08-15
CIK 1000209

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

     x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

                              Yes   X    No  ___
                                   ---

  Number of shares of Common Stock outstanding at the latest practicable date,
                             August 9, 2000:

            Class Outstanding              Par Value         Shares Outstanding
            -----------------              ---------         ------------------

Common Stock................................ $.01...............14,043,434

================================================================================

                           MEDALLION FINANCIAL CORP.
                                   FORM 10-Q
                                 June 30, 2000
                                     INDEX

                                                                                                             Page
                                                                                                             ----
PART I.        Financial Information

Item 1.        Basis of Preparation ........................................................................    3
                    Medallion Financial Corp. Consolidated Balance Sheets
                        at June 30, 2000 and December 31, 1999..............................................    4
                    Medallion Financial Corp. Consolidated Statements of Operations
                        for the three and six months ended June 30, 2000 and 1999...........................    5
                    Medallion Financial Corp. Consolidated Statements of Cash
                        Flows for the six months ended June 30, 2000 and 1999...............................    6
                    Notes to Consolidated Financial Statements..............................................    7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations ...................................................................   14
                    General.................................................................................   14
                    Consolidated Results of Operations (for the three months
                        ended June 30, 2000 and 1999).......................................................   19
                    Consolidated Results of Operations (for the six months
                        ended June 30, 2000 and 1999).......................................................   22
                    Asset/Liability Management..............................................................   25
                    Liquidity and Capital Resources.........................................................   27
                    Investment Considerations...............................................................   29

PART II.       Other Information

Item 6.        Exhibits and Reports on Form 8-K.............................................................   31

SIGNATURES     .............................................................................................   32

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

     The financial information included in this report reflects the acquisition of Capital Dimensions, Inc. (CDI) which was subsequently renamed Medallion Capital, Inc. The acquisition was completed on June 16, 1998 and was accounted for as a pooling-of-interests and, accordingly, the information included in the accompanying financial statements and notes thereto present the combined financial position and the results of operations of the Company and CDI as if they had operated as a combined entity for all periods presented. The financial information in this report is divided into two sections. The first section, Item 1, includes the unaudited consolidated balance sheets of the Company as of June 30, 2000 and December 31, 1999 and the related statements of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations and sets forth an analysis of the financial information included in
Item 1 for the three and six months ended June 30, 2000 and 1999.

     The consolidated balance sheet of the Company as of June 30, 2000, the related statements of operations and for the three and six months ended June 30, 2000 and cash flows for the six months ended June 30, 2000 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year or any other interim period nor may be indicative of future period performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                           MEDALLION FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,       December 31,
                                                                                        2000            1999
                                                                                   ------------------------------
ASSETS                                                                             (unaudited)
Investments:
   Medallion loans                                                                    $296,077,285   $303,093,283
   Commercial installment loans                                                        193,147,434    162,033,462
   Equity investments                                                                    2,677,595      2,336,185
                                                                                      ------------   ------------
Net investments                                                                        491,902,314    467,462,930
Investment in and loans to unconsolidated subsidiary                                     4,152,647      4,349,651
                                                                                      ------------   ------------
      Total investments                                                                496,054,961    471,812,581
Cash                                                                                     8,053,188      5,961,776
Accrued interest receivable                                                              7,701,960      4,887,142
Receivable from sale of loans                                                            4,700,660     10,563,503
Servicing fee receivable                                                                 6,601,442      4,878,783
Fixed assets, net                                                                        2,153,340      2,378,686
Goodwill, net                                                                            5,915,099      6,180,151
Other assets, net                                                                        3,568,756      2,949,906
                                                                                      ------------   ------------
      Total assets                                                                    $534,749,406   $509,612,528
                                                                                      ============   ============

LIABILITIES
Accounts payable and accrued expenses                                                 $  8,243,703   $  9,318,480
Dividends payable                                                                             --        5,609,773
Accrued interest payable                                                                 1,907,967      3,711,199
Notes payable to banks                                                                 177,650,000    190,450,000
Senior secured notes                                                                                   45,000,000
                                                                                        45,000,000
Commercial paper                                                                       137,077,731     93,983,792
SBA debentures payable                                                                  10,500,000     10,500,000
                                                                                      ------------   ------------
      Total liabilities                                                               $380,379,401   $358,573,244

Negative goodwill, net                                                                        --          350,516

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred Stock (1,000,000 shares of $.01 par value                                   $       --     $         --
stock authorized - none outstanding)
Common  stock (50,000,000 shares of $.01 par valu-- stock authorized
14,043,434 and 14,024,433 shares outstanding at June 30, 2000 and December
31, 1999, respectively)                                                                    140,434        140,245
Capital in excess of par value                                                         142,201,682    142,015,875
Accumulated undistributed net investment income                                         12,027,889      8,532,648
                                                                                      ------------   ------------
      Total shareholders' equity                                                       154,370,005    150,688,768
                                                                                      ------------   ------------
      Total liabilities and shareholders' equity                                      $534,749,406   $509,612,528
                                                                                      ============   ============

Number of common shares and common share equivalents                                    14,097,802     14,129,210
Net asset value per share                                                             $      10.95   $      10.67


    See accompanying notes to unaudited consolidated financial statements.

                            MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months     Three Months       Six Months       Six Months
                                                     Ended             Ended            Ended            Ended
                                                 June 30, 2000     June 30, 1999    June 30, 2000    June 30, 1999
                                                 -------------     -------------    -------------    -------------
Investment income:
  Interest and dividend income on investments    $  13,177,487     $  10,774,938    $  26,901,057    $  20,056,692
  Interest income on short-term investments             55,236            59,929          125,173          158,049
                                                 -------------     -------------    -------------    -------------
  Total investment income                           13,232,723        10,834,867       27,026,230       20,214,741

 Interest expense:
  Notes payable to banks                             3,402,068         1,891,449        6,616,134        3,810,279
  Commercial paper                                   2,223,077         1,845,311        4,504,236        3,406,658
  SBA debentures                                       185,266           687,108          372,181        1,445,413
  Notes payable LT                                     821,865           138,955        1,643,730          138,955
                                                 -------------     -------------    -------------    -------------

 Total interest expense                              6,632,276         4,562,823       13,136,281        8,801,305

 Net interest income                                 6,600,447         6,272,044       13,889,949       11,413,436

 Non-interest income:
  Equity in earnings (losses) of
     unconsolidated subsidiary                         146,865           (82,992)        (172,484)         300,472
  Accretion of negative goodwill                       169,916           180,600          350,516          361,200
  Gain on sale of loans                                818,198           831,278        1,504,296        1,443,524
  Other income                                         961,825           586,444        1,707,568        1,093,056
                                                 -------------     -------------    -------------    -------------
 Total non-interest income                           2,096,804         1,515,330        3,389,896        3,198,252

Expenses:
  Administrative and advisory fees                      42,659            63,228          104,200          124,988
  Professional fees                                    407,337           523,963          733,309          844,103
  Salaries and benefits                              2,377,678         2,454,354        4,792,302        4,264,387
  Rent expense                                         268,603           203,146          504,819          393,185
  Other operating expenses                           1,392,796         1,017,508        2,741,810        2,170,721
  Amortization of goodwill                             105,357           147,460          241,935          312,011
  Prepayment penalty on SBA bond                          --              77,272             --             77,272
                                                 -------------     -------------    -------------    -------------
 Total expenses                                      4,594,430         4,486,931        9,118,375        8,186,667

 Net investment income                               4,102,821         3,300,443        8,161,470        6,425,021

 Net realized gains (losses) on investments         (1,063,151)         (168,988)      (1,175,862)         635,834

 Change in unrealized appreciation, net              1,089,357         1,985,691        1,359,384        2,590,985
 Income tax benefit (provision)                         60,679           (10,857)          60,679          (62,313)
                                                 -------------     -------------    -------------    -------------
 Net increase in net assets
     resulting from operations                   $   4,189,706     $   5,106,289    $   8,405,671    $   9,589,527
                                                 =============     =============    =============    =============

  Net increase in net assets resulting from
     operations per common share
Basic                                            $        0.30     $        0.36    $        0.60    $        0.68
Diluted                                          $        0.30     $        0.36    $        0.60    $        0.68

Weighted average common shares outstanding:

Basic Average Shares                                14,035,773        14,016,749       14,031,270       14,015,258
Diluted Average Shares                              14,084,057        14,096,024       14,085,639       14,086,606



     See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                    Six Months         Six Months
                                                                                      Ended              Ended
                                                                                  June 30, 2000       June 30, 1999
                                                                                   ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operation                                   8,405,671         9,589,527
 Adjustments to reconcile net increase in net assets  resulting from operations to net cash provided by operating activities:
     Depreciation and amortization                                                      412,232           264,950

     Amortization of goodwill                                                           241,935           312,011

     Amortization of origination costs                                                  563,404           368,219

     Accretion of negative goodwill                                                    (350,516)         (361,200)

     Increase in unrealized  appreciation                                            (1,359,384)       (2,590,985)

     Net realized loss on investments                                                 1,175,862          (635,834)

     Decrease (Increase) in equity in earnings of unconsolidated subsidiary             172,484          (300,472)

     Increase in accrued interest receivable                                         (2,814,818)         (532,543)

     Decrease in receivable from sale of loans                                        5,862,843         4,000,820
     Increase in servicing fee receivable                                            (1,722,659)         (203,956)
     Decrease (Increase) in other assets                                               (558,928)          328,161

     Increase (Decrease) in accounts payable and accrued expenses                    (1,074,777)        1,024,742

     Increase (Decrease) in accrued interest payable                                 (1,803,232)          688,102
                                                                                   ------------      ------------
         Net cash provided by operating activities                                    7,150,117        11,951,542
                                                                                   ============      ============



CASH FLOWS FROM INVESTING ACTIVITIES:
  Originations of investments                                                      (118,805,217)     (126,984,560)
  Proceeds from sales and maturities of investments                                  93,985,949        82,477,763

  Investment in and loans to unconsolidated subsidiary, net                              24,520         1,389,605

Capital expenditures                                                                   (223,689)         (481,549)
                                                                                    -----------      ------------
        Net cash used for investing activities                                      (25,018,437)      (43,598,741)
                                                                                    ===========      ============

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of notes payable to banks, net                                           (12,800,000)       (2,650,000)
  Proceeds from private placement debt                                                                 22,500,000
  Proceeds from issuance of commercial paper                                         43,093,939        34,102,560

  Repayment of notes payable to the SBA                                                               (11,780,000)
  Proceeds from exercise of stock options                                               185,996            35,999
  Payment of declared dividends to current stockholders                             (10,520,203)       (8,691,151)
                                                                                   ------------      ------------
     Net cash provided by financing activities                                       19,959,732        33,517,408
                                                                                   ============      ============
NET INCREASE IN CASH                                                                  2,091,412         1,870,209

CASH beginning of period                                                              5,961,776         6,426,985

CASH end of period                                                                    8,053,188         8,297,194

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                                           14,939,513         5,250,925

    See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000


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

    MFC, is a closed-end management investment company registered under the 1940 Act and is licensed as a small business investment company (SBIC) by the Small Business Administration (SBA). As an adjunct to the Company's taxicab medallion finance business, Media operates a taxicab rooftop advertising business.

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

                           MEDALLION FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000


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

     On December 22, 1999, the Company entered into an Agreement and Plan of Merger with Freshstart Venture Capital Corp. ("Freshstart"), a specialty finance company, located in Long Island City, New York. The shareholders of Freshstart will receive common stock of the Company having a fair value between $4.025 to $4.875 for each share of Freshstart common stock. The closing of the transaction is subject to the approval of the shareholders of Freshstart, regulatory approval and the satisfaction of customary conditions. Proforma information related to the transaction with Freshstart has not been included as the transaction is not expected to be material to the Company. As of June 30, 2000, the Company has capitalized approximately $225,000 of professional fees related to the transaction that will be expensed as a one-time charge when the transaction is closed.

     On May 4, 2000, the Company executed an Agreement and Plan of Merger with Ameritrans Capital Corporation ("Ameritrans"), a specialty finance company, pursuant to which Ameritrans will merge into and with a wholly owned subsidiary of the Company. The shareholders of Ameritrans will receive common stock of the company having a fair value between $9.64 to $9.89 for each share of Ameritrans common stock. The merger is subject to the approval of the shareholders of Ameritrans, the satisfaction of certain customary closing conditions, regulatory approval and the completion of due diligence. As of June 30, 2000, the Company capitalized approximately $133,000 of professional fees related to the transaction that will be expensed as a one-time change upon closing the transaction.

(2) Summary of Significant Accounting Policies

     Cost of purchased businesses in excess of the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over fifteen years. The excess of fair value of net assets over cost of business acquired (negative goodwill) is being accreted on a straight-line basis over approximately four years.

     Under the 1940 Act and the Small Business Investment Act of 1958 and regulations thereunder (the SBIA), the Company's long-term loans are considered investments and are recorded at their fair value. Since no ready market exists for these loans, fair value is determined in good faith by the Board of Directors. In determining the fair value, the Company and the Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities. Loans are valued at cost less unrealized depreciation. Any change in the fair value of the Company's investments as determined by the Board of Directors is reflected in net unrealized appreciation/depreciation of investments. Total net unrealized depreciation was $7,355,110 and $8,950,995 on total investments of $491,902,314 and $467,462,930 at June 30, 2000 and December 31, 1999, respectively, of which $1,522,417 existed at the date of the Company's 1996 Acquisitions. The Board of Directors has determined that this valuation approximates fair value.

     During fiscal 2000, the Company commenced origination of a new loan product collateralized by taxi medallions. In consideration for modifications from the Company's normal taxi medallion lending terms, the Company offers loans at higher loan to value ratios and will be entitled to earn additional interest income based upon any increase in the value of the collateral.

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The dilutive effect of potential common shares, consisting of outstanding stock options is determined using the treasury method in accordance with SFAS No. 128. Basic and diluted EPS for the three and six months ended June 30, 2000 and 1999 are as follows:

(Dollars in thousands, except per share amounts)

Three months ended              June 30, 2000           June 30, 2000

----------------------------------------------------------------------------------------------------------
                                                         Per Share                            Per Share
                                Income        Shares       Amount    Income        Shares       Amount
----------------------------------------------------------------------------------------------------------
Net Income                    $    4,190                             $  5,106

Basic EPS
---------
Income available to
common shareholders           $    4,190    14,035,773    $  0.30    $  5,106    14,016,749    $  0.36
Effect of dilutive stock                        48,284                               79,275
options

Diluted EPS
-----------
Income available to
common shareholders           $    4,190    14,084,057    $  0.30    $  5,106    14,096,024    $  0.36

(Dollars in thousands, except per share amounts)
Six months ended                          June 30, 2000                         June 30, 1999

----------------------------------------------------------------------------------------------------------
                                                         Per Share                            Per Share
                                Income        Shares       Amount    Income        Shares       Amount
----------------------------------------------------------------------------------------------------------
Net Income                    $    8,406                             $  9,590

Basic EPS
---------
Income available to
common shareholders           $    8,406    14,031,270    $  0.60    $  9,590    14,015,258    $  0.68
Effect of dilutive stock
options                                         54,369                               71,348

Diluted EPS
-----------
Income available to
common shareholders           $    8,406    14,085,639    $  0.60    $  9,590    14,086,606    $  0.68

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

(3)  Investment in Unconsolidated Subsidiary

The Company's investment in Media is accounted for under the equity method because as a non-investment company, Media cannot be consolidated with the Company which is an investment company under the 1940 Act. Financial information presented for Media includes the balance sheets as of June 30, 2000 and December 31, 1999 and statements of operations for the three and six months ended June 30, 2000 and 1999:


   Balance Sheets                                 June 30,      December 31,
                                                    2000            1999
                                                    ----            ----
   Cash                                          $  556,898      $  189,480
   Accounts receivable                            2,365,169       3,582,642
   Equipment, net                                 1,970,168       1,683,756
   Goodwill                                       1,629,981       1,666,091
   Other                                          2,298,884       2,147,534
                                                 ----------      ----------
    Total assets                                 $8,821,100      $9,269,503
                                                 ==========      ==========

   Notes payable to parent                       $1,536,982      $1,750,351
   Accounts payable and accrued expenses            360,569         461,196
   Other liabilities and income taxes payable     4,018,262       4,350,037
                                                 ----------      ----------
    Total liabilities                             5,915,813       6,561,584

   Equity                                         1,001,000       1,001,000
   Retained earnings                              1,904,287       1,706,919
                                                 ----------      ----------
    Total equity                                  2,905,287       2,707,919
                                                 ----------      ----------
   Total liabilities and equity                  $8,821,100      $9,269,503
                                                 ===========     ==========


Statements of Operations         Three Months        Three Months        Six Months          Six Months
                                     Ended               Ended             Ended                Ended
                                   June 30,            June 30,           June 30,            June 30,
                                     2000                1999               2000                1999
                             --------------------------------------------------------------------------------
Advertising revenue                $    2,937,131      $    2,057,110     $     5,213,452     $     4,815,150
Cost of service                         1,260,119           1,046,708           2,423,222           2,035,785
                                   --------------      --------------     ---------------     ---------------
Gross margin                            1,677,012           1,010,402           2,790,230           2,779,365
Other operating expenses                1,366,737           1,186,894           2,762,953           2,316,751
                                   --------------      --------------     ---------------     ---------------
Income (loss) before taxes                310,275            (176,492)             27,277             462,614
Income tax benefit (provision)           (124,110)             93,500             (10,911)           (162,142)
                                   --------------      --------------     ---------------     ---------------

Net income (loss)                  $      186,165      $      (82,992)    $        16,366     $       300,472
                                   ==============      ==============     ===============     ===============

         On February 2, 1999, Me ia purchased 100% of the common stock of Transit Advertising Displays, Inc. (TAD) for approximately $849,000. TAD is a taxicab rooftop advertising company headquartered in Washington, D.C. operating 1,300 installed displays in the Baltimore, MD and Washington, D.C. areas. The purchase was accounted for under the purchase method of accounting. Included in the purchase price were certain premiums paid totaling approximately $777,000, which represented goodwill and is being amortized over 15 years.

         During fiscal 2000, the Company purchased taxicab rooftop advertising from its wholly-owned subsidiary Media. The Company paid an average market rate per top totaling $39,300 and $188,850 for the three and six months ended June 30, 2000, respectively.

(4)  Debt

         The table below summarizes the various debt agreements outstanding at June 30, 2000 and December 31, 1999:

                                June 30, 2000        December 31, 1999
                                -------------        -----------------
Notes payable to banks:
  Total facilities              $ 320,000,000           $ 295,000,000
  Maturity of facilities          9/00 - 6/01              6/00-6/01
  Total amounts outstanding     $ 177,650,000           $ 190,450,000

SBA debentures payable          $  10,500,000           $  10,500,000

  Maturity date                   3/06 - 6/07               3/06-6/07

Senior Secured Notes            $  45,000,000            $ 45,000,000

  Maturity date                          6/04                    6/04


         Under the revolving credit agreement between MFC and its lenders, as amended, MFC is required to maintain minimum tangible net assets of $65,000,000 and certain financial ratios. The Company believes that MFC was in compliance with such requirements at June 30, 2000.


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

         On June 1, 1999, MFC extended its $195 million revolving credit facility (the "Revolver") until June 30, 2001. On December 31, 1999, MFC increased the aggregate credit commitment amount to $220 million with an effective date of February 10, 2000.

         On June 29, 1999, Medallion Financial increased its revolving credit facility (the "Revolver") to $100 million and extended the maturity until June 28, 2000. The credit facility maturity was further extended to September 24, 2000 which included a 15 basis point increase in the interest rate.

(5)  Commercial Paper


     On March 13, 1998, MFC entered into a commercial paper agreement with Salomon Smith Barney, Inc. to sell up to an aggregate principal amount of $195 million in secured commercial paper through private placements pursuant to
Section 4(2) of the Securities Act of 1933. On August 3, 1999, MFC entered into a commercial paper dealer agreement with USBancorp to sell commercial paper under the same program as Salomon Smith Barney. On June 30, 2000, Credit Suisse First Boston was added as a commercial paper dealer under the same program. Amounts outstanding at any time under the program are limited by certain covenants, including a requirement that MFC retain an investment grade rating from at least two of the four nationally recognized rating agencies, and borrowing base calculations as set forth in Revolver. The commercial paper program has a specified maturity date of June 30, 2001 which represents the maturity date of the Revolver, but may be terminated by the Company at anytime. As of June 30, 2000, MFC had approximately $137.1 million outstanding at a weighted average interest rate of 7.07%.


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


Six months ended June 30, 2000                                                   Taxicab
                                                            Lending            Advertising           Total
                                                      ----------------------------------------------------------
Net interest income                                     $   13,889,949                         $   13,889,949
Depreciation and amortization                                  412,232                                412,232
Income tax benefit                                              60,679                                 60,679
Net increase (decrease) in net assets resulting from
operations(1)                                                8,389,305             (172,484)        8,216,821
Segment assets                                             530,596,759            4,152,647       534,749,406
Capital expenditures                                           223,689              303,891                (2)

Six  months ended June 30, 1999                                                Taxicab
                                                          Lending            Advertising            Total
                                                      ----------------------------------------------------------
Net interest income                                     $   11,413,436                         $   11,413,436
Depreciation and amortization                                  264,950                                264,950
Income tax benefit (provision)                                 (62,313)                               (62,313)
Net increase in net assets resulting from operations         9,289,055              300,472         9,589,527
Segment assets                                             461,363,089            3,944,528       465,307,617
Capital expenditures                                           481,549              189,008                (2)

(1) Net income of the taxicab advertising segment excludes $188,850 which represents intercompany taxi top sales from media to the Company.

(2) Capital expenditures for the Company are equal to expenditures for the lending segment. Capital expenditures related to the taxicab advertising segment are included in order to provide additional information.

(7)  Subsequent Events

     On August 9, 2000, MFC declared a dividend payable to the Company in the amount of $325 per share payable on August 10, 2000 (aggregating $2,164,175). Additionally, on August 9, 2000, the Company declared a dividend in the amount of $0.36 per share (aggregating $5,055,636) payable on September 5, 2000 to the shareholders of record on August 25, 2000.

     On August 4, 2000, the Company executed a Purchase and Sale Agreement to acquire for cash substantially all of the assets of Firestone Financial Corp. and Firestone Financial Canada, Ltd., together a leading provider of secured installment loan, lease and inventory financing to borrowers in North America, most of whom are engaged in one or more of the vending machine, amusement machines, gaming equipment and carnival equipment businesses (the "Firestone Transaction"). Firestone's pretax earnings for the year ended December 31, 1999 were approximately $2.9 million. At June 30, 2000, Firestone had assets of approximately $90 million. The Firestone Transaction is subject to the receipt of certain approvals from the U.S. Department of Justice and Federal Trade Commission, the arrangement of financing satisfactory to the Company and other customary closing conditions. Subject to the foregoing conditions, the Firestone Transaction is expected to close in the fourth quarter of 2000 at an approximate price of $15.5 million.

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

                                                December 31, 1999                            June 30, 2000
                                       Contractual                            Contractual
                                        Weighted                Percentage     Weighted                   Percentage
                                        Average    Principal     of Total       Average      Principal     of Total
                                         Yield      Amounts      Portfolio       Yield        Amounts      Portfolio
                                         -----      -------      ---------       -----        -------      ---------
Medallion Loan Portfolio                   8.90%  $303,093,283       64.8%           9.07%   296,077,284       60.2%
Commercial Installment Loan Portfolio     11.71%   162,033,462       34.7%          12.34%   193,147,434       39.3%
Equity Investments                            -      2,336,185        0.5%              -      2,677,596       10.5%
                                          ------  ------------      -----           ------   -----------      -----
Total Portfolio                             9.91% $467,462,930      100.0%           10.38%  491,902,314      100.0%
                                          ======  ============      =====           ======   ===========      =====

Yield Summary:

     The weighted average yields e.o.p.1. of the Medallion Loan portfolio increased 17 basis points to 9.07% at June 30, 2000. The increase in the average yield on Medallion Loans was the result of continuing competition in the New York medallion market partially offset by the Company's expansion into other medallion markets which produce yields 200 to 300 basis points higher than New York. At June 30, 2000, 24.8% of the medallion loan portfolio represented loans outside New York compared to 16.5% at December 31, 1999. The Company is continuing to focus its efforts to originate higher yielding medallion loans outside the New York market.

     The weighted average yields e.o.p. of the Commercial Installment Loan portfolio increased 63 basis points to 12.34% at June 30, 2000 from 11.71% at December 31, 1999 due to the impact of increases in the prime rate. The Company is continuing to originate adjustable rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. The weighted average yields e.o.p. of the entire portfolio increased 47 basis points to 10.38% at June 30, 2000 as compared to 9.91% at December 31, 1999 due to the increase in yield of the commercial portfolio and the shift mix of the portfolio to commercial loans.

During fiscal 2000, the Company commenced origination of a new loan product collateralized by taxi medallions. In consideration for modifications from the Company's normal taxi medallion lending terms, the Company offers loans at higher loan to value ratios and will be entitled to earn additional interest income (the "Additional Interest") based upon any increase in the value of the collateral. Additional Interest totaled approximately $625,000 and $2.3 million for the three and six months ended June 30, 2000, respectively, and is included in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheet as of June 30, 2000. As a Regulated Investment Company, the Company is required to mark-to-market these investments on a quarterly basis just as it does on all of its other investments. The Company feel that it is adequately reserved on these investments and relies upon such factual information as recent and historical medallion prices.

Portfolio Summary:
     Medallion Loans constituted 60.2% of the total portfolio of $491.9 million at June 30, 2000 and 64.8% of the total portfolio of $467.5 million at December 31, 1999. The Medallion Loan portfolio decreased by $7.0 million or 2.3%. The decrease is due to growth in the Chicago market offset by a decrease in the New York market which is due in part to participation agreements the Company entered into with third parties on low yield New York medallion loans. The Company retains a portion of these loans and earns a fee for servicing the loans for the third parties. The Commercial loan portfolio comprised 39.3% of the total portfolio at June 30, 2000 compared to 34.7% at December 31, 1999. The Commercial Loan portfolio grew by $31.1 million or 19.2% due to strong growth in the SBA 7(a) program and asset-based lending portfolios.

_____________________
/1/ e.o.p. or "end of period," indicates that a calculation is made at the date indicated rather than for the period then ended.

     Equity Investments represented 0.5% of the Company's entire portfolio at both June 30, 2000 and December 31, 1999.

     Trend in Interest Expense. The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates, secured commercial paper and, to a lesser degree, fixed-rate, long-term debentures issued to or guaranteed by the SBA. In recent years, the Company has reduced its reliance on SBA financing and increased the relative proportion of bank debt to total liabilities. SBA financing has offered attractive rates, however, such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the Small Business Investment Act of 1958, as amended (the "SBIA") and SBA Regulations through subsidiaries subject to SBA restrictions. During 1999, the Company has repaid the $31.9 million of SBA debentures which had a 7.38% rate of interest that was to increase to 7.50% with proceeds from $45 million of fixed 7.20% long term notes. Further, the Company believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt and secured commercial paper has generally decreased its interest expense thus far, but has also increased the Company's exposure to the risk of increases in market interest rates which the Company attempts to mitigate with certain matching strategies. The Company also expects that net interest income should increase as the Company issues more commercial paper in lieu of bank debt and will thus permit an increase in the size of the loan portfolio. At the present time commercial paper is generally priced at approximately 70 basis points below the rate charged under the Company's revolving credit facilities. At June 30, 2000 and December 31, 1999, short-term LIBOR-based debt including commercial paper constituted 85.0% and 83.7% of total debt, respectively.


     The Company's cost of funds is primarily driven by (i) the average maturity of debt issued by the Company, (ii) the premium over LIBOR paid by the Company on its LIBOR-based debt and secured commercial paper, and (iii) the ratio of LIBOR-based debt to SBA financing. The Company incurs LIBOR-based debt for terms generally ranging from 1-180 days. The Company's debentures issued to or guaranteed by the SBA typically have initial terms of ten years. The Company's cost of funds reflects fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the 90- and 180-day LIBOR (the "LIBOR Benchmark"). The Company's average cost of funds e.o.p. at June 30, 2000 was 7.44% or 77 basis points over the LIBOR Benchmark of 6.67% up from 7.09% or 108 basis points over the LIBOR Benchmark of 6.01% at December 31, 1999. The increase in the cost of funds is due to the 31 basis point improvement in the spread paid over the LIBOR Benchmark partially offset by the 66 basis point increase in the LIBOR Benchmark.

     Taxicab Advertising. In addition to its finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media's revenue is affected by the number of taxicab rooftop advertising displays ("Displays") that it owns, the occupancy rate and advertising rate of those Displays. At June 30, 2000, Media had approximately 7,800 installed Displays. The Company expects that Media will continue to expand its operations by entering new markets on its own or through acquisition of existing taxicab rooftop advertising companies. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company because the Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies with investment companies.

     On September 30, 1999, Media entered into an agreement with Yellow Cab Service Corp., the taxi division of Coach USA, to sell advertising space on a commission basis on its 3,000 taxicab trunk signs located throughout the Southeast.

     On July 5, 2000 Media entered into an agreement to purchase all the assets of Out There Media L.L.C., a privately-held company headquartered in Cleveland, Ohio. Out There has the right to top more than 250 taxis in Cleveland, Columbus and Toledo and has contracts with some of the largest taxi fleets in each of their respective cities.

     On August 7, 2000 Media entered into an agreement with Yellow Cab Service Corp., the taxi division of Coach USA, the leading taxi and bus charter company in the U.S., to sell advertising on over 2,300 taxi tops throughout the United States. Going forward, as Coach USA acquires taxi companies around the U.S., Media will have the right to top those taxis as well.

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

Consolidated Results of Operations

For the Three Months Ended June 30, 2000 and 1999.

     Performance Summary. For the three months ended June 30, 2000, net increase in net assets resulting from operations has been positively impacted by the increase in the average spread between the average yield on the portfolio and the average cost of funds, an increase in the yield of the portfolio, offset by an increase in operating expenses and a decrease in realized gains from the shares of stock held in an investment.

     Investment Income. Investment income increased $2.4 million or 22.2% to $13.2 million for the three months ended June 30, 2000 from $10.8 million for the three months ended June 30, 1999. Investment income contains a component, which is derived from a new loan product collateralized by taxi medallions. In consideration for modifications from the Company's normal taxi medallion lending terms, the Company offers loans at higher loan to value ratios and will be entitled to earn additional interest income based upon any increase in the value of the collateral. The increase in investment income reflects the positive impact of portfolio growth, a higher balance of SBA 7 (a) loans not sold, recovery of non-accrual interest from prior period delinquencies and income related to the appreciation in collateral values from the new loan product. The average portfolio outstanding was $489.9 million, for the second quarter of 2000, which produced interest income of $13.2 million at a weighted average interest rate of 10.76% compared to an average of $400.6 million for the second quarter of 1999, which produced investment income of $10.8 million at a weighted average interest rate of 10.78%.

     Loan originations net of participations increased by $38.3 million or 224.0% to $55.4 million for the three month period ended June 30, 2000 compared to $17.1 million for the three month period ended June 30, 1999. The originations were offset by prepayments, terminations and refinancings by the Company aggregating $56.3 million in the second quarter of 2000 compared to $47.0 million in the second quarter of 1999.

         The weighted average yield e.o.p. of the entire portfolio increased 43 basis points to 10.38% at June 30, 2000 from 9.95% at June 30, 1999. The increase in the yield of the entire loan portfolio was caused by an increase in the average yield on commercial loans, coupled with an increase in the percentage of the portfolio composed of higher yielding commercial loans which historically were originated at a yield of approximately 200 to 300 basis points higher than Medallion loans and 250 to 600 basis points higher than the prevailing Prime Rate. The weighted average yield e.o.p. of the medallion loan portfolio increased 6 basis points to 9.07% at June 30, 2000 from 9.01% at June 30, 1999. The increase in the average yield on medallion loans was caused by the origination of higher yielding loans for medallions outside New York which average 200 to 300 basis points higher than New York medallion loans. The weighted average yield of the commercial loan portfolio increased 60 basis points to 12.34% at June 30, 2000 from 11.74% at June 30, 1999. The increase in the commercial portfolio yield is due in part to the increase in the quantity of floating rate loans tied to prime as a percentage of the commercial portfolio and the prime rate increases. In addition, the current interest rate environment is such that the Company has increased the origination of loans with shorter interest rate maturity dates, which are issued at a lower interest rate which limited the rise in the yield. However, the shorter maturity dates helps to mitigate the Company's interest rate risk exposure.

         Interest Expense. The Company's interest expense increased $2.1 million or 45.7% to $6.6 million for the three months ended June 30, 2000 from $4.6 million for the three months ended June 30, 1999. The Company's average cost of funds e.o.p. increased 123 basis points to 7.44% or 77 basis points over the LIBOR benchmark of 6.67% at June 30, 2000 from 6.21% or 107 basis points over the LIBOR benchmark of 5.14% at June 30, 1999. The increase in the average cost of funds e.o.p. results from a 153 basis point increase in the LIBOR benchmark which was partially offset by a 30 basis point reduction in the premium paid over LIBOR. Average total borrowings increased $79.1 million or 27.3% from $289.8 million for the three months ended June 30, 1999, which produced an interest expense of $4.6 million at a weighted average interest rate of 6.30%, to $368.9 million for the three months ended June 30, 2000, which produced an interest expense of $6.6 million at a weighted average interest rate of 7.19%. The weighted average interest rates include commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The percentage of the Company's short-term LIBOR based indebtedness and commercial paper as a percentage of total indebtedness was 85.0% and 83.7% at June 30, 2000 and June 30, 1999, respectively.

         Net Interest Income. Net interest income increased $328,000 or 5.2% to $6.6 million for the three months ended June 30, 2000 from $6.3 million for the three months ended June 30, 1999. The increase in net interest income is the result of higher interest income from portfolio growth off-set by the 90 basis point or 20.1% decrease in the average spread between the average yield on the portfolio and the average cost of funds to 3.57% for the three-month period ended June 30, 2000 from 4.48% for the three-month period ended June 30, 1999.

     Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue increased approximately $880,000 or 41.9% to $2.9 million in the second quarter of 2000 compared to $2.1 million in the second quarter of 1999. Display rental costs increased $213,000 or 20.4% for the quarter. Gross margin was $1.7 million or 57.1% of advertising revenue for the second quarter of 2000 compared to $1.0 million or 49.1% for the second quarter of 1999. The increase in gross margin is due to an increase in average sales price per top and higher occupancy. Further, an overall cost of sales increase results from an increase in the number of Displays installed. The number of Displays owned by Media increased approximately 900 or 13.0% to approximately 7,800 at June 30, 2000 from approximately 6,900 at June 30, 1999. Operating costs increased $180,000 or 15.0% to $1.4 million in the second quarter of 2000 from $1.2 million in the second quarter of 1999. The increase in operating costs reflects the expansion of Media's operations into six new markets. The resulting net income for the second quarter of 2000 was $186,165 compared to net loss of $83,000 in the second quarter of 1999. Net income is recorded as equity in earnings or losses of unconsolidated subsidiary on the Company's statement of operations.

     Gain on sale of loans. The Company experienced a gain on the sale of the guaranteed portion of SBA 7(a) loans in the amount of $818,000 on loans sold amounting to $17.8 million during the second quarter of 2000 compared to $831,000 on loans sold amounting to $13.5 million during the second quarter of 1999. The net decline in income of $13,000 is due to a decrease in the average premium earned on sales to the secondary market.

     Other Income. The Company's other income increased $376,000 or 64.2% to $962,000 for the three months ended June 30, 2000 from $586,000 for the three months ended June 30, 1999. Other income is primarily derived from late charges, prepayment fees, accretion of discount of premium on loans sold to the secondary market and miscellaneous income. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition. The Company experienced a higher than usual volume of 7(a) loan payments during the period.

     Non-Interest Expenses. The Company's non-interest expenses increased $108,000 or 2.4% to $4.6 million for the three months ended June 30, 2000 from $4.5 million for the three months ended June 30, 1999. Salaries and benefits were lower period over period and professional fees decreased by $117,000. Other operating expenses increased by $375,000 to $1.4 million primarily reflecting costs related to the conversion of the Company's loan processing system.

     Net Investment Income. Net investment income increased $802,000 or 24.3% to $4.1 million in the second quarter of 2000 from $3.3 million in the second quarter of 1999. The increase is attributable to increases in net interest income and higher earnings of the unconsolidated Media subsidiary partially offset by higher operating expenses.

     Net Realized Loss on Investments. The Company had a net realized loss of $1.1 million for the three months ended June 30, 2000, an increase of $894,000 from net realized losses of $169,000 for the three months ended June 30, 1999. The realized losses during the second quarter of 2000 reflected the charge-off of loan losses compared to the realized gains earned on equity investments in 1999.

     Change in Net Unrealized Appreciation (Depreciation). The change in net unrealized appreciation decreased $896,000 to $1.1 million for the three months ended June 30, 2000 from $2.0 million for the three months ended June 30, 1999. The unrealized appreciation during the second quarter of 2000 results from a $120,000 of net unrealized appreciation from decrease of loan loss reserves, $770,000 unrealized appreciation from charge-offs of loan balances previously reserved and $200,000 of unrealized appreciation on equity investments held by the Company.

     Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations decreased $917,000 or 18.0% to $4.2 million for the three months ended June 30, 2000 from $5.1 million for the three months ended June 30, 1999. The decrease was attributable to an increase in the average cost of funds, higher interest expense, and lower realized gains on investments, partially offset by an increase in the portfolio average yield, an increase in earnings from Media and higher non-interest income. Return on average assets and return on average equity for the three months ended June 30, 2000, on an annualized basis, were 3.14% and 10.84%, respectively, compared to 4.5% and 13.9% for the three months ended June 30, 1999.

Consolidated Results of Operations

For the Six Months Ended June 30, 2000 and 1999.

     Performance Summary. For the six months ended June 30, 2000, net increase in net assets resulting from operations has been positively impacted by the growth of the loan portfolio, a increase in the spread of average yield over average cost of funds and offset by an increase in operating expenses.

     Investment Income. Investment income increased $6.8 million or 33.7% from $20.2 million for the six months ended June 30, 1999 to $27.0 million for the six months ended June 30, 2000. Investment income contains a component, which is derived from a new loan product collateralized by taxi medallions. In consideration for modifications from the Company's normal taxi medallion lending terms, the Company offers loans at higher loan to value ratios and will be entitled to earn additional interest income based upon any increase in the value of the collateral. The Company's investment income reflects the positive impact of portfolio growth and an increase in weighted average yield during the six months ended June 30, 2000. Total portfolio growth was $24.4 million or 5.2% from $467.5 million at December 31, 1999 to $491.9 million at June 30, 2000. The average portfolio outstanding was $477.2 million for the six month period ended June 30, 2000, which produced interest income of $26.9 million at a weighted average interest rate of 11.3% compared to an average of $392.9 million for the six-month period ended June 30, 1999, which produced investment income of $20.1 million at a weighted average interest rate of 10.2%.

         Loan originations net of participations decreased by $8.2 million or 6.5% from $127.0 million for the six-month period ended June 30, 1999 to $118.8 million for the six-month period ended June 30, 2000. Not included in originations for the six months ended June 30, 1999 are purchases of $16.9 million of loans acquired from VGI, VGII and Venture Opportunities Corp. The originations were offset by prepayments, terminations and refinancings by the Company aggregating $82.5 million for the six month period ended June 30, 1999 compared to $94.0 million for the six month period ended June 30, 2000.

         Weighted average yield e.o.p. of the entire portfolio increased 43 basis points from 9.95% at June 30, 1999 to 10.38% at June 30, 2000. The increase in the yield of the entire loan portfolio was caused by an increase in the average yield on Commercial Installment Loans bolstered by an increase in the percentage of the portfolio composed of higher yielding Commercial Installment Loans which historically have been originated at a yield of approximately 300 basis points higher than Medallion Loans and 250 to 400 basis points higher than the prevailing Prime Rate The weighted average yield e.o.p. of the medallion loan portfolio increased 6 basis points to 9.07% at June 30, 2000 from 9.01% at June 30, 1999. The increase in the average yield on medallion loans was caused by the origination of higher yield medallion loans for medallions outside New York which have average yields 200 to 300 basis points higher than New York medallion loans. The average yield of the Commercial Installment Loan portfolio increased 60 basis points from 11.74% at June 30, 1999 to 12.34% at June 30, 2000. The increase in the commercial portfolio yield is the result of the increase in the prime rate and the increase in the number of loans tied to prime. This shifts the average yield on commercial yields higher and helped mitigate the interest expense rate exposure on the Company's variable rate debt. The percentage of the portfolio composed of Commercial Installment Loans increased from 32.0% at June 30, 1999 to 39.3% at June 30, 2000. The Company continues to pursue a shift in its portfolio mix towards higher yielding Commercial Installment Loans.

         Interest Expense. The Company's interest expense increased $4.3 million or 48.3% from $8.8 million for the six months ended June 30, 1999 to $13.1 million for the six months ended June 30, 2000. The Company's average cost of funds e.o.p. increased 123 basis points from 6.21% or 107 basis points over the LIBOR benchmark of 5.14% at June 30, 1999 to 7.44% or 77 basis points over the LIBOR benchmark of 6.67% at June 30, 2000. The increase in the average cost of funds e.o.p. was caused by a 153 basis point increase in the LIBOR benchmark partially offset by the 30 basis point reduction in the premium over LIBOR paid by the Company. Average total borrowings increased $91.8 million or 34.1% from $269.6 million for the six months ended June 30, 1999, which produced an interest expense of $8.8 million at a weighted average interest rate of 6.53% to $361.4 million for the six months ended June 30, 2000 which produced an interest expense of $13.1 million at a weighted average interest rate of 7.27%. The weighted average interest rates include commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The percentage of the Company's short-term LIBOR based secured indebtedness which includes secured commercial paper increased as a percentage of total indebtedness from 82.7% at June 30, 1999 to 85.0% at June 30, 2000.

         Net Interest Income. Net interest income increased $2.5 million or 21.9% from $11.4 million for the six months ended June 30, 1999 to $13.9 million for the six months ended June 30, 2000. Net interest income reflects the positive impact of the portfolio growth during the six months ended June 30, 2000 coupled with an increase in the spread between average yield and average cost of funds. The average spread between the average yield on the portfolio and the average cost of funds increased 36 basis points or 9.9% from 4.03% for the six-month period ended June 30, 1999 to 3.67% for the six-month period ended June 30, 2000.

         Equity in Earnings of Unconsolidated Subsidiary. Advertising revenue increased $400,000 or 8.3% from $4.8 million for the six months ended
June 30, 1999 to $5.2 million for the six months ended June 30, 2000. Display rental costs increased $400,000 or 20.0% from $2.0 million for the six months ended June 30, 1999 to $2.4 million for the six months ended June 30, 2000. This resulted in a gross margin of approximately $2.8 million or 57.7% of advertising revenue for the six months ended June 30, 1999 compared to $2.8 million or 53.5% for the six months ended June 30, 2000. The increase in advertising revenue and display rental cost is directly related to the increase in the number of Displays owned by Media and an increase in occupancy. The number of Displays owned by Media increased 13.0% from 6,900 at June 30, 1999 to 7,800 at June 30, 2000. Operating costs increased $450,000 or 19.6% from $2.3 million for the six months ended June 30, 1999 to $2.8 million for the six months ended June 30, 2000. The increase in operating costs is a reflection of the expansion of Media's operations. Income tax expense amounted to $11,000 for the six months ended June 30, 2000. Media generated net income of $342,000 for the six month period ended June 30, 1999 compared to net income of $16,000 for the six month period ended June 30, 2000. The decrease in net income is primarily the result of a decrease in gross margin and an increase in operating expenses. Net income is recorded as equity in earnings or losses of the unconsolidated subsidiary on the Company's statement of operations.

         Gain on sale of loans. The Company experienced a gain on the sale of the guaranteed portion of SBA 7(a) loans in the amount of $1.5 million on $31.3 million loans sold during the six months ended June 30, 2000 as compared to a gain of $1.4 million on $22.5 million of loans sold during the six months ended June 30, 1999. Since June 30, 1999 the Company has experienced a decline in the average premium earned on loan sales to the secondary market.

         Other Income. The Company's other income increased $614,000 or 55.8% from $1.1 million for the six months ended June 30, 1999 to $1.7 million for the six months ended June 30, 2000.

         Non-Interest Expenses. The Company's non-interest expenses increased $932,000 or 11.4% from $8.2 million for the six months ended June 30, 1999 to $9.1 million for the six months ended June 30, 2000. Other operating expenses increased $571,000 or 26.3% from $2.2 million for the six months ended June 30, 1999 to $2.7 million for the six months ended June 30, 2000 due to cost associated with the installation of a new loan accounting program the opening of additional offices and general expansion of business operations. Salaries and benefits increased $528,000 or 12.4% from $4.3 million for the six months ended June 30, 1999 to $4.8 million for the six months ended June 30, 2000 as a result of the effect of year-end raises, salaries of personnel hired since June 30, 1999, and bonuses paid and accrued for in the period.

         Amortization of Goodwill and Accretion of Negative Goodwill. The amortization of goodwill was $312,000 for the six months ended June 30, 1999 and $242,000 for the six months ended June 30, 2000, and relates to of goodwill generated in the acquisitions of Edwards, TCC, VGI, VGII and Venture Opportunities Corp and Business Lenders LLC. Goodwill is the amount by which the cost of acquired businesses exceeds the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 years. Negative goodwill is the excess of fair market value of net assets of an acquired business over the cost basis of such business. As of June 30, 2000, all of the negative goodwill generated in the acquisition of Tri-Magna has been amortized on a straight-line basis over the past four years.

         Net Investment Income. Net investment income increased $1.8 or 28.1% from $6.4 million for the six-month period ended June 30, 1999 to $8.2 million for the six months ended June 30, 2000. The increase is attributable to an increase in the spread of average yield over the cost of funds offset with an increase in operating expenses.

         Net Realized Gain/Loss on Investments. The Company had net realized loss on investments of $1.2 million for the six months ended June 30, 2000 compared to the net realized gains of $636,000 for the six months ended June 30, 1999. The increase in realized losses was primarily the result of the charge-off of previously reserved for loans.

         Change in Net Unrealized Depreciation/Appreciation. The change in net unrealized appreciation decreased $1.2 million from a net appreciation of $2.6 million for the six months ended June 30, 1999 to a net appreciation $1.4 million for the six months ended June 30, 2000. The net appreciation for six months of 2000 results from $113,000 appreciation from decrease in loan loss reserve, $909,000 appreciation from charge-off of loans previously reserved for and $338,000 appreciation on equity in investments held by the Company.

         Net Increase in Net Assets Resulting from Operations. Net increase in net assets resulting from operations decreased $1.2 million or 12.5% from $9.6 million for the six months ended June 30, 1999 to $8.4 million for the six months ended June 30, 2000. The decrease was attributable to the positive impact of portfolio growth coupled with an increase in the spread between average yield and average cost of funds offset by increased operating expenses and net realized losses. Return on assets and return on equity for the six months ended June 30, 2000, on an annualized basis, were 3.2% and 11.0%, respectively, compared to 4.3% and 12.7% for the six months ended June 30, 1999.

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

                             LIBO          Effective           Maturity
            Amount           Rate            Date                Date
            ------           ----            ----                ----

            $20,000,000      6.5%           4/9/98             3/30/01
            $10,000,000      6.5%           7/6/99              7/6/01
            $10,000,000      6.5%           7/6/99              7/6/01

         Total premiums paid under the agreements are being amortized over the respective terms of the agreements. In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed rate indebtedness, such as senior secured notes and SBA debentures. The Company currently has outstanding $45.0 million of senior secured notes at a fixed interest rate of 7.20% and SBA debentures in the principal amount of $10.5 million with a weighted average rate of interest of 7.09%. At June 30, 2000, these notes and debentures constituted 12.2% and 2.8% of the Company's total indebtedness respectively.


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

Liquidity and Capital Resources

         The Company's sources of liquidity are credit facilities with bank syndicates, senior secured notes, fixed rate, long-term SBA debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments and a secured commercial paper program with Salomon Smith Barney and USBancorp. As a RIC, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At June 30, 2000, the Company's $370.2 million of outstanding debt was comprised as follows: 48.0% bank debt, substantially all of which was at variable effective rates of interest with an weighted average interest rate of 7.36% or 214 basis points below the Prime Rate, 37.0% secured commercial paper with an annual weighted average interest rate of 7.14% or 236 basis points below the Prime Rate, 12.2% long-term senior secured notes fixed at an interest rate of 7.20% and 2.8% subordinated SBA debentures, with fixed rates of interest with an annual weighted average rate of 7.09%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to possible additional SBA funding, an additional $5.3 million of debt was available at June 30, 2000 at variable effective rates of interest averaging below the Prime Rate under the Company's $320.0 million bank credit facilities. The Company has observed a practice of minimizing credit facility fees associated with the unused component of credit facilities by keeping the unused component as small as possible and periodically increasing the amounts available under such credit facilities only when necessary to fund portfolio growth.

         The following table illustrates the Company's and each of the subsidiaries' sources of available funds, and amounts outstanding under credit facilities and their respective end of period weighted average interest rate at June 30, 2000:

                                     Medallion
                                      Financial        MFC         BLLC         MCC         MBC        Total
  (dollars in thousands)
  Cash                                 $    151     $  3,329      $  717     $   3,021     $  835      $ 8,053
  Revolving lines of credit             100,000      220,000(1)       --            --                 320,000
    Amounts available                         -        5,273          --            --                   5,273
    Amounts outstanding                 100,000       77,650          --            --                 177,650
    Average interest rate                  7.93%        7.64%         --            --                    7.80%
    Maturity                               9/00         7/01          --            --               9/00-7/01
  Commercial paper
    Amounts outstanding                      --      137,078          --            --                 137,078
    Average interest rate                    --         7.07%         --            --                    7.07%
    Maturity                                 --         6/01          --            --                    6/01
  SBA debentures                             --           --          --        10,500                  10,500
    Average interest rate                    --           --          --          7.08%                   7.08%
    Maturity                                 --           --          --     3/06-6/07               3/06-6/07
  Senior secured notes                       --       45,000          --            --                  45,000
    Average interest rate                    --         7.20%         --            --                    7.20%
    Maturity                                 --         6/04          --            --                    6/04
  Total cash and remaining
  amounts
    available under credit facilities       151        8,602         717         3,021        835       13,326
  Total debt outstanding               $100,000     $259,728        $  -      $ 10,500        $ -    $ 370,228

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

         The Company makes limited use of SBA funding and will seek such funding only when advantageous and has consistently reduced its reliance on such funding. On June 1, 1999, the Company issued $22.5 million of senior secured notes (the "Notes") that mature on June 1, 2004. The Notes bear a fixed rate of interest of 7.2% and interest is paid quarterly in arrears. The Notes rank pari pasu with the revolving credit facilities and commercial paper through inter-creditor agreements. On September 1, 1999, the note-holders purchased an additional $22.5 million under the same terms and conditions. The proceeds of the Notes were used to pre-pay $31.1 million of the Company's outstanding SBA debentures. At June 30, 2000 only $10.5 million of debentures were still outstanding.

         Media funds its operations through internal cash flow and inter-company debt. Media is not a RIC and, therefore, is able to retain earnings to finance growth.

         The Company believes that its bank credit facilities and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing operations of the Company's loan portfolio and advertising business in the short-term. The Company is exploring several options to increase its available funds in order to achieve the Company's growth and expansion strategy. The Company has engaged two investment banking firms to underwrite a three year renewable $150 million securitization conduit program. This facility represents an increase in the company's overall liquidity. The transaction is expected to close by the end of the third quarter.

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

         Risk relating to Integration of Recent Acquisitions. On December 22, 1999, the Company entered into an Agreement and Plan of Merger with Freshstart Venture Capital Corp., a specialty finance company, located in Long Island City, New York and on May 4, 2000 the Company entered into an Agreement and Plan of Merger wit Ameritrans Capital Corporation a specialty finance company, located in New York, New York. On August 4, 2000, the Company executed a purchase and sale agreement to acquire for cash substantially all of the assets of Firestone Financial Corp. and Firestone Financial Canada, Ltd. The closing of these transactions are subject to the approval of the shareholders of Freshstart and Ameritrans, regulatory approval and the satisfaction of customary conditions. The realization of certain benefits anticipated as a result of the merger will depend in part on the integration of Freshstart's, Ameritrans' investment portfolio and specialty finance business with the Company and the successful inclusion of Freshstart's, Ameritrans' or Firestone's investment portfolio in the Company's financing operations. The dedication of management resources to such integration may detract attention from the day-to-day business of the Company and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. There can be no assurance that Freshstart's, Ameritrans' or Firestone's businesses can be operated profitably or integrated successfully into the Company's operations. Such effects could have a material adverse effect on the financial results of the Company.

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

                                             MEDALLION FINANCIAL CORP.



Date:    August 14, 2000                     By:  /s/ Daniel F. Baker
                                                --------------------------------
                                             Daniel F. Baker
                                             Chief Financial Officer
                                             Signing on behalf of the registrant
                                             and as principal financial and
                                             accounting officer