Form 10-Q
period 2000-09-30
MEDALLION FINANCIAL CORP
filed 2000-11-14
CIK 1000209

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                              Yes  X       No __
                                  ---

     Number of shares of Common Stock outstanding at the latest practicable date, November 7, 2000:

     Class Outstanding                       Par Value    Shares Outstanding
     -----------------                       ---------    ------------------

Common Stock...............................     $.01          14,567,475

================================================================================

                           MEDALLION FINANCIAL CORP.
                                   FORM 10-Q
                              September 30, 2000
                                     INDEX

                                                                               Page
                                                                               ----
PART I.   Financial Information
Item 1.   Basis of Preparation.................................................  3
            Medallion Financial Corp. Consolidated Balance Sheets
              at September 30, 2000 and December 31, 1999......................  4
            Medallion Financial Corp. Consolidated Statements of Operations
              for the three and nine months ended September 30, 2000 and 1999..  5
            Medallion Financial Corp. Consolidated Statements of Cash
              Flows for the nine months ended September 30, 2000 and 1999......  6
            Notes to Consolidated Financial Statements.........................  7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................ 13
            General............................................................ 13
            Consolidated Results of Operations (for the three and nine months ended September 30, 2000 and 1999)............................... 17
            Asset/Liability Management......................................... 19
            Liquidity and Capital Resources.................................... 21
            Investment Considerations.......................................... 24

PART II.  Other Information.................................................... 27

SIGNATURES .................................................................... 28

                                    PART I
                             FINANCIAL INFORMATION

ITEM. 1   BASIS OF PREPARATION

     Medallion Financial Corp. (the "Company") was incorporated in Delaware in 1995 and commenced operations on May 29, 1996 in connection with the closing of its initial public offering (the "Offering") and the simultaneous acquisitions (the 1996 Acquisitions) of Medallion Funding Corp. (MFC), Edwards Capital Company (Edwards), Transportation Capital Corp. (TCC) and Medallion Taxi Media, Inc. (Media).

     The report is divided into two sections. The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2000 and 1999.

     The consolidated balance sheet of the Company as of September 30, 2000, the related statements of operations for the three and nine months ended September 30, 2000, and the statements of cash flows for the nine months ended September 30, 2000 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year or any other interim period nor may be indicative of future period performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                           MEDALLION FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                         September 30,             December 31,
                                                                                 2000                     1999
                                                                  ---------------------------------------------------
ASSETS                                                                                 (unaudited)
Investments:
   Medallion loans                                                          $289,117,322             $303,093,283
   Commercial installment loans                                              213,380,861              162,033,462
   Equity investments                                                          2,705,410                2,336,185
                                                                            ------------             ------------
Net investments                                                              505,203,593              467,462,930
Investment in and loans to unconsolidated subsidiary                           5,017,174                4,349,651
                                                                            ------------             ------------
             Total investments                                               510,220,767              471,812,581
Cash                                                                           6,704,709                5,961,776
Accrued interest receivable                                                    8,581,948                4,887,142
Receivable from sale of loans                                                          -               10,563,503
Servicing fee receivable                                                       6,659,487                4,878,783
Fixed assets, net                                                              2,078,406                2,378,686
Goodwill, net                                                                  5,782,571                6,180,151
Other assets, net                                                              4,780,236                2,949,906
                                                                            ------------             ------------
              Total assets                                                  $544,808,124             $509,612,528
                                                                            ============             ============

LIABILITIES
Accounts payable and accrued expenses                                       $ 10,301,144             $  9,318,480
Dividends payable                                                              2,184,351                5,609,773
Accrued interest payable                                                       2,238,496                3,711,199
Commercial paper                                                             160,144,462               93,983,792
Notes payable to banks                                                       164,450,000              190,450,000
Senior secured notes                                                          45,000,000               45,000,000
SBA debentures payable                                                        10,500,000               10,500,000
                                                                            ------------             ------------
              Total liabilities                                              394,818,453              358,573,244

Negative goodwill, net                                                                 -                  350,516


SHAREHOLDERS' EQUITY
Preferred Stock (1,000,000 shares of $.01 par value stock                              -                        -
authorized - none outstanding)
Common stock (50,000,000 shares of $.01 par value stock
authorized - 14,049,026 and 14,024,433 shares outstanding
at September 30, 2000 and December 31, 1999,
respectively)                                                                    140,490                  140,245
Capital in excess of par value                                               142,293,626              142,015,875
Accumulated undistributed net investment income                                7,555,555                8,532,648
                                                                            ------------             ------------
             Total shareholders' equity                                      149,989,671              150,688,768
                                                                            ------------             ------------
             Total liabilities and shareholders' equity                     $544,808,124             $509,612,528
                                                                            ============             ============

Net asset value per share                                                         $10.68                   $10.74
                                                                            ============             ============

    See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 Three months ended                   Nine months ended
                                                                    September 30,                        September 30,
                                                            --------------------------------------------------------------------
                                                                2000             1999              2000                 1999
                                                            --------------------------------------------------------------------
Investment income
  Interest and dividend income on investments                  $13,566,764      $10,718,656       $40,467,821      $30,775,348
  Interest income on short-term investments                        164,654           58,645           289,827          216,694
                                                            --------------------------------------------------------------------
          Total investment income                               13,731,418       10,777,301        40,757,648       30,992,042
                                                            --------------------------------------------------------------------
Interest expense
  Notes payable to banks                                         3,207,580        1,998,434         9,823,714        5,808,713
  Commercial paper                                               2,851,866        1,870,986         7,356,102        5,277,644
  Senior secured notes                                             821,865          551,865         2,465,595          690,820
  SBA debentures                                                   187,302          419,953           559,483        1,865,366
                                                            --------------------------------------------------------------------
          Total interest expense                                 7,068,613        4,841,238        20,204,894       13,642,543
                                                            --------------------------------------------------------------------
Net interest income                                              6,662,805        5,936,063        20,552,754       17,349,499
                                                            --------------------------------------------------------------------
Non-interest income
  Gain on sale of loans                                            373,209          787,508         1,877,505        2,231,032
  Equity in earnings (losses) of
   unconsolidated subsidiary                                       140,305          138,632           (32,179)         439,104
  Accretion of negative goodwill                                         -          180,600           350,516          541,800
  Other income                                                     997,129          476,501         2,704,697        1,569,557
                                                            --------------------------------------------------------------------
          Total non-interest income                              1,510,643        1,583,241         4,900,539        4,781,493
                                                            --------------------------------------------------------------------
Expenses
  Salaries and benefits                                          2,543,998        2,357,126         7,336,300        6,621,513
  Professional fees                                                581,494          525,088         1,314,803        1,369,191
  Rent expense                                                     252,848          183,816           757,667          577,001
  Amortization of goodwill                                         163,352          101,426           405,287          413,437
  Administrative and advisory fees                                   3,137           60,259           107,337          185,247
  Prepayment penalty on SBA bond                                         -           87,792                 -          165,064
  Other operating expenses                                       1,390,373        1,203,577         4,132,183        3,374,298
                                                            --------------------------------------------------------------------
          Total expenses                                         4,935,202        4,519,084        14,053,577       12,705,751
                                                            --------------------------------------------------------------------
 Net investment income                                           3,238,246        3,000,220        11,399,716        9,425,241
 Net realized gains (losses) on investments                     (1,822,831)       8,859,119        (2,998,693)       9,494,953
 Change in unrealized appreciation, net                          1,194,157       (5,799,018)        2,553,541       (3,208,033)
 Income tax benefit (provision)                                    158,080         (147,350)          218,759         (209,663)
                                                            --------------------------------------------------------------------
Net increase in net assets
  resulting from operations                                    $ 2,767,652      $ 5,912,971       $11,173,323      $15,502,498
--------------------------------------------------------------------------------------------------------------------------------
Net increase in net assets
  resulting from operations per share
Basic                                                          $      0.20      $      0.42       $      0.80      $      1.11
Diluted                                                               0.20             0.42              0.79             1.10
--------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding
Basic                                                           14,045,379       14,019,155        14,036,060       14,016,566
Diluted                                                         14,092,269       14,164,074        14,089,162       14,112,177
--------------------------------------------------------------------------------------------------------------------------------

    See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       Nine Months Ended September 30,
                                                                                   ---------------------------------------
                                                                                       2000                     1999
                                                                                   ------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net increase in net assets resulting from operations                              $ 11,173,323             $  15,502,498
 Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
     Depreciation and amortization                                                      567,946                   448,420
     Amortization of goodwill                                                           405,287                   413,437
     Amortization of origination costs                                                  825,767                         -
     Accretion of negative goodwill                                                    (350,516)                 (541,800)
     Decrease in receivable from unconsolidated subsidiary                                    -                 1,088,107
     Increase (decrease) in unrealized appreciation                                  (2,553,541)                3,208,033
     Net realized loss (gain) on investments                                          2,998,693                (9,494,953)
     Decrease (increase) in equity in earnings of unconsolidated subsidiary              32,179                  (439,104)
     Increase in accrued interest receivable                                         (3,694,806)                 (446,486)
     Decrease in receivable from sale of loans                                       10,563,503                 2,117,521
     Increase in servicing fee receivable                                            (1,780,704)                 (981,447)
     Increase in other assets                                                        (1,870,216)                  139,568
     Increase (decrease) in accounts payable and accrued expenses                       982,665                 8,457,745
     Increase (decrease) in accrued interest payable                                 (1,472,704)                 (370,209)
                                                                                   ------------             -------------
         Net cash provided by operating activities                                   15,826,876                19,101,330

CASH FLOWS FROM INVESTING ACTIVITIES
  Originations of investments                                                      (155,344,309)             (194,048,515)
  Proceeds from sales and maturities of investments                                 116,332,727               131,750,261
  Investment in and loans to unconsolidated subsidiary, net                            (667,523)                        -
  Capital expenditures                                                                 (267,666)                 (750,173)
                                                                                   ------------             -------------
        Net cash used for investing activities                                      (39,946,771)              (63,048,427)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to banks                                                5,000,000                         -
  Payments of notes payable to banks                                                (31,000,000)                5,150,000
  Proceeds from private placement debt                                                        -                45,000,000
  Proceeds from issuance of commercial paper                                         66,160,670                35,215,047
  Repayment of notes payable to the SBA                                                       -               (31,090,000)
  Proceeds from exercise of stock options                                               277,996                    50,062
  Payment of declared dividends to current stockholders                             (15,575,838)              (13,036,824)
                                                                                   ------------             -------------
       Net cash provided by financing activities                                     24,862,828                41,288,285

NET INCREASE (DECREASE) IN CASH                                                         742,933                (2,658,812)

CASH beginning of period                                                              5,961,776                 6,027,596
                                                                                   ------------             -------------
CASH end of period                                                                 $  6,704,709             $   3,368,784
-------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION
  Cash paid during the period for interest                                         $ 21,677,597             $  14,012,752
-------------------------------------------------------------------------------------------------------------------------

    See accompanying notes to unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000

(1) Organization of Medallion Financial Corp. and Its Subsidiaries

     Medallion Financial Corp. (the "Company") is a closed-end management investment company organized as a Delaware corporation in 1995. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company operates primarily through its subsidiaries Medallion Funding Corp. ("MFC") and Medallion Taxi Media, Inc. ("Media"). MFC, is a closed-end management investment company registered under the 1940 Act and is licensed as a small business investment company ("SBIC") by the Small Business Administration (SBA). As an adjunct to the Company's taxicab medallion finance business, Media operates a taxicab rooftop advertising business. The Company also operates a commercial loan origination and sales operation through Business Lenders, LLC ("BLL"). BLL is licensed by the SBA under its Section 7(a) program and headquartered in Hartford, CT.

     On May 27, 1998, the Company completed the acquisition of certain assets and assumption of certain liabilities of Venture Group I, Inc. (VGI), Venture Group II, Inc. (VGII) and Venture Opportunities Corp. (VOC) an SBIC lender, headquartered in New York.

     On September 16, 1998, the Company completed the merger with Capital Dimensions, Inc. (CDI), a Specialized Small Business Investment Company (SSBIC) lender, headquartered in Minneapolis, Minnesota. CDI was subsequently renamed Medallion Capital, Inc., (Medallion Capital), and the charter was amended to convert Medallion Capital to an SBIC. The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting.

     In September 1998, the Company created Medallion Business Credit LLC (MBC) as a wholly owned subsidiary. MBC originates loans to small businesses for the purpose of financing inventory and receivables.

     On May 4, 2000, the Company executed an Agreement and Plan of Merger with Ameritrans Capital Corporation ("Ameritrans"), a specialty finance company, pursuant to which Ameritrans will merge into and with a subsidiary of the Company. The Ameritrans Agreement and Plan of Merger was subsequently amended, and as amended, the shareholders of Ameritrans will receive that number of shares of common stock of the Company determined by an exchange ratio based upon the average closing price of the Company's common stock during the twenty days ending on and including the third day before the closing of the transaction.
The merger is subject to the approval of the shareholders of Ameritrans, the arrangement of financing satisfactory to the Company, the satisfaction of certain customary closing conditions, regulatory approval, and the completion of due diligence. As of September 30, 2000, the Company capitalized approximately $146,000 of professional fees related to the transaction.

     On August 4, 2000, the Company executed a Purchase and Sale Agreement to acquire for cash substantially all of the assets of Firestone Financial Corp. and Firestone Financial Canada, Ltd., together a leading provider of secured installment loan, lease, and inventory financing to borrowers in North America, most of whom are engaged in one or more of the vending machine, amusement machines, gaming equipment, and carnival equipment businesses (the "Firestone Transaction"). Firestone's pretax earnings for the year ended December 31, 1999 were approximately $2.9 million. At September 30, 2000, Firestone had assets of approximately $87 million. The Firestone Transaction is subject to the receipt of certain approvals from the U.S. Department of Justice and Federal Trade Commission, the arrangement of financing satisfactory to the Company, and other customary closing conditions. Subject to the foregoing conditions, the Firestone Transaction is expected to close within 90 days.

     On October 2, 2000, the Company completed the merger with Freshstart Venture Capital Corp. ("Freshstart"), a specialty finance company, located in Long Island City, New York. The shareholders of Freshstart received 0.23865 shares of the Company's common stock for each share of Freshstart common stock. Proforma information related to the transaction with Freshstart has not been included as the transaction is not material to the Company. As of September 30, 2000, the Company capitalized approximately $325,000 of professional fees related to the transaction.

(2)  Summary of Significant Accounting Policies

Investment Valuation:

     Under the 1940 Act and the Small Business Investment Act of 1958 and regulations thereunder (the "SBIA"), the Company's long-term loans are considered investments and are recorded at their fair value. Since no ready market exists for these loans, fair value is determined in good faith by the Board of Directors. In determining the fair value, the Company and the Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. Loans are valued at cost less unrealized depreciation. Any change in the fair value of the Company's investments as determined by the Board of Directors is reflected in net unrealized appreciation/depreciation of investments. Total net unrealized depreciation was $6,115,533 and $8,950,995 on total investments of $505,203,593 and $467,462,930 at September 30, 2000 and December 31, 1999, respectively. The Board of Directors has determined that this valuation approximates fair value.

     During fiscal 2000, the Company commenced origination of a new loan product collateralized by taxi medallions. In consideration for modifications from the Company's normal taxi medallion lending terms, the Company offers loans at higher loan to value ratios and is entitled to earn additional interest income based upon any increase in the value of the collateral. The Company assesses the collateral value based upon recent sales activity of taxi medallions in the related markets and other factors affecting the operating environment of the taxi cab industry in such markets such as pricing and regulation. The Company believes that the additional interest income recorded is fully realizable through operation of the collateral or orderly sales in the market. Additional interest income totaled approximately $1.2 million and $3.5 million for the three and nine months ended September 30, 2000, and is included in investment income and accrued interest receivable on the accompanying consolidated statements of operations and the consolidated balance sheets, respectively. At September 30, 2000, the Company had originated $9.0 million of this new type of medallion loan. No new loans of this type were originated in the 2000 third quarter.

Goodwill:

     The cost of purchased businesses in excess of the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over fifteen years. The excess of fair value of net assets over the cost of business acquired (negative goodwill) is being accreted on a straight-line basis over approximately four years.

Earnings Per Share:

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The dilutive effect of potential common shares, consisting of outstanding stock options, is determined using the treasury method in accordance with SFAS No.
128. Basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 are presented on the accompanying consolidated statements of operations on page 5.

Recent Accounting Pronouncements:

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

Reclassifications:
     Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3)  Investment in Unconsolidated Subsidiary

     The Company's investment in Media is accounted for under the equity method because as an investment company, the Company is not allowed to consolidate non-investment companies such as Media. Financial information presented for Media includes the balance sheets as of September 30, 2000 and December 31, 1999 and statements of operations for the three and nine months ended September 30, 2000 and 1999.

Balance Sheets                                 September 30,     December 31,
                                                        2000             1999
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Cash                                              $  163,260       $  189,480
Accounts receivable                                2,549,682        3,582,642
Equipment, net                                     2,395,300        1,683,756
Goodwill                                           1,599,569        1,666,091
Other                                              3,088,453        2,147,534
                                                  ----------       ----------
     Total assets                                 $9,796,264       $9,269,503
                                                  ==========       ==========

Notes payable to parent                           $2,261,204       $1,750,351
Accounts payable and accrued expenses                544,591          461,196
Other liabilities and income taxes payable         3,944,879        4,350,037
                                                  ----------       ----------
     Total liabilities                             6,750,674        6,561,584

Equity                                             1,001,000        1,001,000
Retained earnings                                  2,044,590        1,706,919
                                                  ----------       ----------
     Total equity                                  3,045,590        2,707,919
                                                  ----------       ----------
     Total liabilities and equity                 $9,796,264       $9,269,503
                                                  ==========       ==========


Statements of Operations                       Three months ended September 30,            Nine months ended September 30,
                                               ----------------------------------------------------------------------------
                                                  2000                  1999                  2000                  1999
---------------------------------------------------------------------------------------------------------------------------
Advertising revenue                            $3,003,542            $2,542,441            $8,216,994            $7,357,591
Cost of service                                 1,244,867               998,639             3,668,089             3,034,424
                                               ----------            ----------            ----------            ----------

Gross margin                                    1,758,674             1,543,802             4,548,905             4,323,167
Other operating expenses                        1,524,832             1,312,748             4,287,786             3,629,499
                                               ----------            ----------            ----------            ----------

Income before taxes                               233,842               231,054               261,119               693,668
Income tax provision                              (93,537)              (92,422)             (104,448)             (254,564)
                                               ----------            ----------            ----------            ----------

Net income                                     $  140,305            $  138,632            $  156,671            $  439,104
                                               ==========            ==========            ==========            ==========

     During 2000, the Company purchased taxicab rooftop advertising at average market rates from Media for a total of $-0- and $188,850 for the three and nine months ended September 30, 2000, respectively.

     On August 30, 2000, Media exchanged shares of the Company's common stock of the Company for all the assets of Out There Media L.L.C., a privately-held company headquartered in Cleveland, Ohio. Out There has the right to top more than 250 taxis in Cleveland, Columbus, and Toledo, and has contracts with some of the largest taxi fleets in each of their respective cities.

     On February 2, 1999, Media purchased 100% of the common stock of Transit Advertising Displays, Inc. (TAD) for approximately $849,000. TAD is a taxicab rooftop advertising company headquartered in Washington, D.C. which operates 1,300 installed displays in the Baltimore, MD and Washington, D.C. areas. The purchase was accounted for under the purchase method of accounting and, accordingly the excess of the purchase price

(4)  Debt

     The table below summarizes the various debt agreements outstanding at September 30, 2000 and December 31, 1999:

                                                September 30, 2000                December 31, 1999
                                              ----------------------            ---------------------
Notes payable to banks:
      Total facilities                              $330,000,000                     $295,000,000
      Maturity of facilities                           6/01-9/01*                       6/00-6/01
      Total amounts outstanding                     $164,450,000                     $190,450,000

SBA debentures payable                              $ 10,500,000                     $ 10,500,000

      Maturity date                                    3/06-6/07                        3/06-6/07

Senior Secured Notes                                $ 45,000,000                     $ 45,000,000

Maturity date                                               9/04                             6/04

 * Note 1) The maturity of this line is subject to being declared in default by the Bank Group on December 15, 2000 if in the opinion of a supermajority of banks in the Bank Group, certain improvements in Company operations do not occur. The Company has taken active steps to achieve these improvements, including the hiring of new personnel and changes in both operating policies and procedures, and believes that the Revolver will not be called.

     Under the revolving credit agreement between MFC and its lenders (the "Bank Group"), as amended, MFC is required to maintain minimum tangible net assets of $65,000,000 and certain financial ratios. MFC believes that it was in compliance with such requirements at September 30, 2000.

     On September 22, 2000, Medallion Financial increased its revolving credit facility (the "Medallion Revolver") to $110 million from $100 million, and extended the maturity until September 21, 2001. If in the opinion of a supermajority of the banks in the Bank Group, the Bank Group may declare a default on the Medallion Revolver on December 15, 2000 if certain improvements in the Company's internal control structure do not occur. The Company has taken active steps to achieve these improvements, including the hiring of new personnel and changes in both operating policies and procedures, and believes that the Medallion Revolver will not be called.

     On September 1, 1999, MFC extended its $195 million revolving credit facility (the "MFC Revolver") until September 30, 2001, at which time, MFC increased the aggregate credit commitment amount to $220 million with an effective date of February 10, 2000.

     On June 1, 1999, MFC issued $22.5 million of Series A senior secured notes that mature on June 1, 2004, and on September 1, 1999, MFC issued $22.5 million of Series B senior secured notes (the "Notes") that mature on September 1, 2004. The Notes bear a fixed rate of interest of 7.2% paid quarterly in arrears. The Notes rank pari passu with the revolvers and commercial paper through inter-creditor agreements. The proceeds of the Notes were used to prepay certain of the Company's outstanding SBA debentures.

(5)  Commercial Paper

     MFC has entered into commercial paper agreements with Salomon Smith Barney, Inc., USBancorp, and Credit Suisse First Boston to sell up to an aggregate principal amount of $220 million in secured commercial paper through private placements pursuant to Section 4(2) of the Securities Act of 1933. Amounts outstanding at any time under the program are limited by certain covenants, including a requirement that MFC retain an investment grade rating from at least two of the four nationally recognized rating agencies, and borrowing base calculations as set forth in Revolver. The commercial paper program has a specified maturity date of June 30, 2001 which represents the maturity date of the Revolver, but may be terminated by the Company at anytime. As of September 30, 2000, MFC had approximately $160.1 million outstanding at a weighted average interest rate of 6.62%.

(6)  Segment Reporting

     The Company has two reportable business segments, lending and taxicab rooftop advertising. The lending segment originates and services secured commercial loans. The taxicab rooftop advertising segment sells advertising space to advertising agencies and companies in several major markets across the United States. The segment is reported as an unconsolidated subsidiary, Medallion Taxi Media, Inc. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The lending segment is presented in the consolidated financial statements of the Company. Financial information relating to the taxicab rooftop advertising segment is presented in Note 3, and represents an immaterial part of total Company revenues, expenses, income, and assets.

(7)  Subsequent Events

     On October 2, 2000, the Company completed the merger with Freshstart.  See
Note 1 for additional details related to the Freshstart merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. In addition, this Management's Discussion and Analysis contains forward-looking statements. These forward-looking statements are subject to inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section.

General

     The Company operates a specialty finance business whose principal activity is the origination and servicing of commercial secured loans. The loans are primarily secured by taxicab medallions ("Medallion Loans") and loans to small businesses secured by equipment and other suitable collateral ("Commercial Installment Loans"). As an adjunct to its finance business, the Company also operates a taxicab rooftop advertising business. The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets consisting primarily of Medallion Loans and Commercial Installment Loans, and the interest paid on interest-bearing liabilities consisting primarily of secured credit facilities with bank syndicates, secured commercial paper, senior secured notes and debentures issued to or guaranteed by the SBA. Net interest income is a function of the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, and the relative changes in average balances of interest-earning assets as compared to interest-bearing liabilities, including changes in the asset/liability mix. Net interest income is affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance the Company's lending activities. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities. The income from the taxicab rooftop advertising business is reflected as earnings from unconsolidated subsidiary.

     The Company also invests in small businesses in selected industries through its subsidiary Medallion Capital. Medallion Capital's investments are typically in the form of secured debt instruments with fixed interest rates accompanied by warrants to purchase an equity interest for a nominal exercise price (such warrants constituting "Equity Investments"). Interest income is earned on the debt investments.

     Realized gains (losses) on investments are recognized when investments are sold or written-off, and represent the difference between the proceeds received from the disposition of portfolio assets if any and the cost of such portfolio assets. In addition, changes in unrealized appreciation (depreciation) of investments is recorded and represents the net change in the estimated fair values of the portfolio assets at period end as compared with their estimated fair values at the beginning of the period, or the cost of such portfolio assets if purchased during the period. Generally, "realized gains (losses) on investments" and "changes in unrealized appreciation (depreciation) of investments" are inversely related. When an appreciated asset is sold to realize a gain, a decrease in the previously recorded unrealized appreciation occurs. Conversely, when a loss previously recorded as an unrealized loss is realized by the sale or other disposition of a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in net unrealized appreciation and an increase in realized loss.

     Trend in Interest Income. The Company's investment income is driven by the principal amount of and yields on its portfolio. The portfolio is grouped by medallion loans, commercial installment loans and equity investments. The following table illustrates the Company's investments at fair value and the weighted average portfolio yields calculated using the contractual interest rates of the loans at the dates indicated:

                                                      December 31, 1999                       September 30, 2000
                                         -------------------------------------------------------------------------------------

                                           Contractual                              Contractual
                                             Weighted                  Percentage     Weighted                    Percentage
                                             Average      Principal     of Total      Average      Principal       of Total
                                              Yield        Amounts      Portfolio      Yield        Amounts       Portfolio
                                              -----        -------      ---------      -----        -------       ---------
Medallion loan portfolio                       8.90%     $303,093,283      64.8%        9.17%      289,117,322       57.2%
Commercial installment loan portfolio         11.71%      162,033,462      34.7%       12.40%      213,380,861       42.2%
Equity investments                                -         2,336,185       0.5%           -         2,705,410        0.6%
                                              -----      ------------     -----        -----       -----------      -----
Total portfolio                                9.91%     $467,462,930     100.0%       10.56%      505,203,593      100.0%
                                              =====      ============     =====        =====       ===========      =====

Yield Summary:
  The weighted average yield of the total portfolio at September 30, 2000 was 10.56%, an increase of 65 basis points from 9.91% at December 31, 1999. The weighted average yield of the medallion loan portfolio at September 30, 2000 was 9.17%, an increase of 27 basis points from 8.90% at December 31, 1999,primarily reflecting the Company's expansion into other medallion markets which produce yields 200 to 300 basis points higher than New York, partially offset by the effects of continuing competition in the New York medallion market. At September 30, 2000, 24.8% of the medallion loan portfolio represented loans outside New York, compared to 16.5% at December 31, 1999. The Company is continuing to focus its efforts on originating higher-yielding medallion loans outside the New York market.

  The weighted average yield for the commercial installment loan portfolio at September 30, 2000 was 12.40%, an increase of 69 basis points from 11.71% at December 31, 1999, primarily reflecting the impact of increases in the prime rate and in the number of loans tied to prime. The Company is continuing to originate adjustable rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment.

Portfolio Summary:
     Medallion loans constituted 57.2% of the total portfolio of $505.2 million at September 30, 2000 and 64.8% of the total portfolio of $467.5 million at December 31, 1999. The Medallion Loan portfolio decreased by $14.0 million or 4.6%, reflecting, participation agreements the Company entered into with third parties on low yield New York medallion loans, partially offset by growth in the Chicago market. The Company retains a portion of participated loans and earns a fee for servicing the loans for the participants. The commercial loan portfolio comprised 42.2% of the total portfolio at September 30, 2000 compared to 34.7% at December 31, 1999. The commercial loan portfolio grew by $51.4 million or 31.7% due to strong growth in the SBA 7(a) program and asset-based lending portfolios.

     Equity Investments represented 0.5% and 0.6% of the Company's entire portfolio at September 30, 2000 and December 31, 1999, respectively.

     Trend in Interest Expense. The Company's interest expense is driven by the interest rate payable on the Company's LIBOR-based short-term credit facilities with bank syndicates, secured commercial paper and, to a lesser degree, fixed-rate, long-term debentures issued to or guaranteed by the SBA. In recent years, the Company has reduced its reliance on SBA financing and increased the relative proportion of commercial paper and bank debt to total liabilities. SBA financing has offered attractive rates, however, such financing is restricted in its application and its availability is uncertain. In addition, SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, the Company plans to limit its use of SBA funding and will seek such funding only when advantageous, such as when SBA financing rates are particularly attractive, and to fund loans that qualify under the SBIA and SBA Regulations. Further, the Company believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt and secured commercial paper has generally decreased its interest expense, but has also increased the Company's exposure to the risk of increases in market interest rates, which the Company attempts to mitigate with certain hedging strategies. The Company also expects that net interest income should increase as the Company issues more commercial paper in lieu of bank debt. At the present time, commercial paper is generally priced at approximately 70 basis points below the rate charged under the Company's revolving credit facilities. At September 30, 2000 and December 31, 1999, short-term LIBOR-based debt including commercial paper constituted 85.4% and 83.7% of total debt, respectively.

     The Company's cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix and changes in the levels of average borrows outstanding. The Company incurs LIBOR-based debt for terms generally ranging from 1-180 days. The Company's debentures issued to or guaranteed by the SBA typically have initial terms of ten years. The Company's cost of funds reflects fluctuations in LIBOR to a greater degree than in the past because LIBOR-based debt has come to represent a greater proportion of the Company's debt. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The Company analyzes its cost of funds in relation to the average of the 90- and 180-day LIBOR (the "LIBOR Benchmark"). The Company's average cost of funds at September 30, 2000 was 7.24% or 43 basis points over the LIBOR Benchmark of 6.81%, up from 7.09% or 108 basis points over the LIBOR Benchmark of 6.01% at December 31, 1999. The increase in the cost of funds is due to the 80 basis point increase in the LIBOR Benchmark partially offset by the 65 basis point improvement in the spread paid over the LIBOR Benchmark.

     Taxicab Advertising. In addition to its finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media's revenue is affected by the number of taxicab rooftop advertising displays

("Displays") that are currently showing advertising and the rate charged customers for those Displays. At September 30, 2000, Media had approximately 8,400 installed Displays. The Company expects that Media will continue to expand its operations by entering new markets on its own or through acquisition of existing taxicab rooftop advertising companies.

     On August 7, 2000 Media entered into an agreement with Yellow Cab Service Corp., the taxi division of Coach USA, the leading taxi and bus charter company in the U.S., to sell advertising on over 2,300 taxi tops throughout the United States. Going forward, as Coach USA acquires taxi companies around the U.S., Media will have the right to top those taxis as well.

     On July 5, 2000 Media entered into an agreement to purchase all the assets of Out There Media L.L.C., a privately-held company headquartered in Cleveland, Ohio. Out There has the right to top more than 250 taxis in Cleveland, Columbus and Toledo and has contracts with some of the largest taxi fleets in each of their respective cities. This transaction closed on August 30, 2000.

     Factors which affect the Company's net assets include net realized gain/loss on investments and change in net unrealized appreciation/depreciation of investments. Net realized gain/loss on investments is the difference between the proceeds derived upon sale or foreclosure of a loan and the cost basis of such loan or equity investment. Change in net unrealized appreciation/depreciation of investments is the amount, if any, by which the Company's estimate of the fair value of its investment portfolio is above/below the previously established fair value or the cost basis of the portfolio. Under the 1940 Act and the SBIA, the Company's loan portfolio and other investments must be recorded at fair value. Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of its loan portfolio to reflect the Company's estimate of the current value of the loan portfolio. Since no ready market exists for the Company's loans, fair value is subject to the good faith determination of the Company. In determining such value, the Company and its Board of Directors takes into consideration factors such as the financial condition of its borrowers, the adequacy of its collateral and the relationships between current and projected market rates of interest and portfolio rates of interest and maturities. Any change in the fair value of portfolio loans or other investments as determined by the Company is reflected in net unrealized depreciation or appreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income.

Consolidated Results of Operations

For the Three and Nine Months Ended September 30, 2000 and 1999.

     Net investment income. Net investment income of $3.2 million ($0.23 per diluted common share) and $11.4 million ($0.81 per share) in the 2000 quarter and nine months increased $238,000 or 7.9% and $2.0 million or 20.9% from the comparable 1999 periods, primarily reflecting increased net interest income, partially offset by higher expenses and a lower level of gain on sales of loans.

     Net increase in net assets resulting from operations. Net increase in net assets resulting from operations was $2.8 million ($0.20 per share) and $11.2 million ($0.79 per share) in the 2000 third quarter and nine months, down $3.1 million or 53.2% and down $4.3 million or 27.9% from the comparable 1999 periods. The decreases were primarily attributable to an increase in the average cost of funds resulting in higher interest expense that partially offset increases in interest income from a larger, higher-yielding loan portfolio, higher levels of operating expenses, and net realized/unrealized losses on investments compared to net gains in the 1999 periods. Return on average assets was 2.1% and 2.8% for the 2000 quarter and nine months, compared to 5.0% and 4.5 % for the 1999 periods, and return on average equity was 7.3% and 9.9% for the third quarter and nine months, compared to 15.3% and 13.6% for 1999.

     Investment income. Investment income of $13.7 million and $40.8 million for the 2000 third quarter and nine months increased $3.0 million or 27.4% and $9.8 million or 31.5% from the 1999 third quarter and nine month periods. Investment income in 2000 contains a component which is derived from a new loan product collateralized by taxi medallions. In consideration for modifications from the Company's normal taxi medallion lending terms, the Company offers loans at higher loan to value ratios and is entitled to earn additional interest income based upon any increase in the value of the collateral. This additional interest income was $1.2 million and $3.5 million for the 2000 third quarter and nine months. The increase in investment income also reflects the positive impact of portfolio growth, an increase in weighted average yields earned, a higher balance of SBA 7 (a) loans not sold, and recovery of non-accrual interest from prior period delinquencies. During the 2000 quarter, average portfolio outstandings increased $57.3 million or 13.0% to $498.5 million at a weighted average interest rate of 11.02%, compared to 10.07% for the 1999 period. For the 2000 nine months, average portfolio outstandings increased $67.9 million or 16.2% to $486.3 million at a weighted average interest rate of 11.20%, compared to 9.73% for the 1999 nine months.

     Loan originations, net of participations, were $36.5 million in the 2000 third quarter, down $30.6 million or 45.6%, compared to $67.1 million for the 1999 quarter. Originations were offset by prepayments, terminations, and refinancings of $22.3 million in the 2000 quarter, down $26.2 million or 54.0% compared to $48.5 million in the 1999 quarter. For the 2000 nine months, net originations of $155.3 million decreased $38.7 million or 19.9% from 1999, and were offset by prepayments, terminations, and refinancings of $116.3 million, compared to $131.8 million for the 1999 nine months. Originations for the 1999 nine months did not include $16.9 million of loans acquired from VGI, VGII, and Venture Opportunities Corp.

  Interest expense. Interest expense of $7.1 million and $20.2 million in the 2000 third quarter and nine months, increased $2.2 million or 46.0% and $6.6 million or 48.1% from the comparable 1999 periods. The increases reflected a higher average cost of funds of 7.24% in the quarter, up from 6.27% in the 1999 quarter which resulted from an 80 basis point increase in the LIBOR benchmark combined with a 17 basis point increase in the premium paid over LIBOR. For the 2000 nine months, the increase in the average cost of funds resulted from a 133 basis point increase in the LIBOR benchmark combined with a 36 basis point increase in the premium paid over LIBOR. Substantially all of Medallion's borrowings are LIBOR-based. Average total borrowings were $375.2 million in the quarter and $372.5 million in the nine months, up $66.7 million or 21.6% and $85.1 million or 29.6%, respectively, from the 1999 periods. At September 30, 2000, borrowings were at an average rate of 7.53%. The weighted average interest rates include commitment fees and amortization of premiums on existing interest rate cap agreements as a reflection of total cost of funds borrowed. The percentage of the Company's short-term LIBOR-based secured indebtedness and commercial paper as a percentage of total indebtedness was 85.4% and 82.4% at September 30, 2000 and September 30, 1999, respectively.

  Gain on sale of loans. The Company generated gains of $373,000 and $1.9 million during the 2000 third quarter and nine months from the sale of $12.3 million and $43.6 million, respectively, of the guaranteed portion of SBA 7(a) loans, compared to gains of $788,000 and $2.2 million on sales of $14.6 million and $37.1 million for the comparable 1999 periods, reflecting fewer sales and a decrease in the average premium earned on sales to the secondary market.

  Equity in earnings of unconsolidated subsidiary. Media net income was $140,305 and $156,671 in the 2000 third quarter and nine months, compared to $138,632 and $439,104 for the 1999 third quarter and nine months. Advertising revenues of $3.0 million and $8.2 million in the 2000 third quarter and nine months, increased $461,000 or 18.1% and $859,000 or 11.7% from the comparable 1999 periods. The increase in revenues reflected an increase in the average sales price per top and higher top utilization rates. Display rental costs were $1.2 million and $3.7 million for the 2000 periods, up $246,000 or 24.7% and $634,000 or 20.9%, respectively, compared to 1999, reflecting the increased number of tops. The number of displays owned by Media increased approximately 2,200 or 35.5% to approximately 8,400 at September 30, 2000, from approximately 6,200 a year-ago. Operating expenses of $1.5 million and $4.3 million in the 2000 quarter and nine months, increased $212,000 or 16.2% and $658,000 or 18.1% from 1999, primarily reflecting the expansion of Media's operations into six new markets.

  Accretion of negative goodwill. Negative goodwill was $0 and $350,516 in the 2000 third quarter and nine months, down $180,600 and $191,284 compared to the 1999 periods. Negative goodwill related to the excess of the fair value of net assets of Tri-Magna over the cost basis of such business at the acquisition date, and was fully accreted as of June 30, 2000.

     Other income. The Company's other income of $997,000 and $2.7 million for the 2000 quarter and nine months, increased $521,000 and $1.1 million from the 1999 periods. Other income is primarily derived from late charges, prepayment fees, accretion of discount, servicing fee income on loans sold to the secondary market, and miscellaneous income. The increase was primarily due to a higher than usual volume of 7(a) loan prepayments during the period, as a result of the increase in interest rates and the impact of the competitive environment.

     Non-interest expenses. Non-interest expenses were $4.9 million and $14.1 million for the 2000 third quarter and nine months, up $416,000 or 9.2% and $1.3 million or 10.6 % from the 1999 third quarter and nine months. The increases primarily reflect higher levels of salaries and benefits, up $187,000 in the quarter and $715,000 in the nine months, from new hires, incentive compensation, and salary rate increases. Additionally, professional fees increased by $56,000 in the quarter, and decreased $54,000 year-to-date. Other operating expenses increased by $187,000 and $758,000 in the 2000 periods, primarily reflecting costs associated with the conversion to a new loan processing system, the opening of additional offices, and general expansion of business operations.

     Net realized loss on investments. The Company had net realized losses of $1.8 million and $3.0 million for the 2000 quarter and nine months, decreases of $10.7 million and $12.5 million from net realized gains of $8.9 million and $9.5 million in the 1999 periods. The realized losses during the 2000 periods, primarily reflected the charge-off of loan losses at Medallion Capital. The realized gains in the 1999 periods primarily reflected the sale of Radio One stock by Medallion Capital.

     Change in net unrealized appreciation (depreciation). The change in net unrealized appreciation increased was $1.2 million and $2.6 million for the 2000 quarter and nine months, up $7.0 million and $5.8 million from net unrealized depreciation of $5.8 million and $3.2 million in the 1999 third quarter and nine months. The unrealized appreciation during the third quarter resulted primarily from an $850,000 increase related to the reversal of prior reserves for the write-off of an equity investment held by the Company, $458,000 related to the reversal of prior reserves established for loan charge-offs, partially offset by $114,000 of depreciation from an increases in loan and equity investment reserves. The change in net unrealized appreciation for the 2000 nine months resulted primarily from $1,367,000 related to the reversal of prior reserves established for loan charge-offs, a $1,216,000 increase related to the reversal of prior reserves for the write-off of equity investments held by the Company, partially offset by $29,000 of depreciation from an increases in loan and equity reserves.

Asset/Liability Management

     Interest Rate Sensitivity. The Company, like other financial institutions, is subject to interest rate risk to the extent its interest-earning assets (consisting of Medallion Loans and Commercial Installment Loans) reprice on a different basis over time in comparison to its interest-bearing liabilities (consisting primarily of credit facilities with bank syndicates, secured commercial paper, senior secured notes, and subordinated SBA debentures).

     A relative measure of interest rate risk can be derived from the Company's interest rate sensitivity gap. The interest rate sensitivity gap represents the difference in maturity dates or repricing intervals between interest-earning assets and interest-bearing liabilities. The gap is positive when repriceable assets exceed repriceable liabilities in a given measurement period, and negative when the inverse situation exists. A relative measure of interest rate sensitivity is provided by the cumulative difference between interest sensitive assets and interest sensitive liabilities for a given time interval expressed as a percentage of total assets.

     Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net interest income during periods of rising interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net interest income during periods of falling interest rates. The mismatch between maturities and interest rate sensitivities of the Company's interest-earning assets and interest-bearing liabilities results in interest rate risk. Abrupt increases in market rates of interest may have an adverse impact on the Company's earnings until the Company is able to originate new loans at the higher prevailing interest rates.

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

     The Company seeks to manage the exposure of the balance of the portfolio to increases in market interest rates by entering into interest rate cap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures. MFC has entered into interest rate cap agreements to limit the Company's LIBOR interest rate exposure on MFC's revolving credit facility as summarized below:

                             LIBOR        Effective       Maturity
           Amount             Rate           Date           Date
           ------             ----           ----           ----
           $20,000,000        7.0%          4/7/98         3/30/01
           $10,000,000        6.5%          7/6/99          7/6/01
           $10,000,000        6.5%          7/6/99          7/6/01

     Total premiums paid under the cap agreements are being amortized over the respective terms of the agreements. In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed rate indebtedness, such as senior secured notes and SBA debentures. The Company currently has outstanding $45.0 million of senior secured notes at a fixed interest rate of 7.20% and SBA debentures in the principal amount of $10.5 million with a weighted average rate of interest of 7.08%. At September 30, 2000, these notes and debentures constituted 11.8% and 2.8% of the Company's total indebtedness respectively.

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

Liquidity and Capital Resources

     The Company's sources of liquidity are credit facilities with bank syndicates, senior secured notes, fixed rate, long-term SBA debentures that are issued to or guaranteed by the SBA, loan amortization, prepayments, and a secured commercial paper program. As a RIC, the Company distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At September 30, 2000, the Company's $380.1 million of outstanding debt was comprised as follows: 43.3% bank debt, substantially all of which was at variable effective rates of interest with an weighted average interest rate of 7.86% or 164 basis points below the Prime Rate, 42.1% secured commercial paper with an annual weighted average interest rate of 6.62% or 298 basis points below the Prime Rate, 11.8% long-term senior secured notes fixed at an interest rate of 7.20% and 2.8% subordinated SBA debentures, with fixed rates of interest with an annual weighted average rate of 7.08%. The Company is eligible to seek SBA funding but plans to continue to limit its use of SBA funding and will seek such funding only when advantageous. In the event that the Company seeks SBA funding, no assurance can be given that such funding will be obtained. In addition to possible additional SBA funding, an additional $5.3 million of debt was available at September 30, 2000 at variable effective rates of interest averaging below the Prime Rate under the Company's $330.0 million bank credit facilities. The Company has observed a practice of minimizing credit facility fees associated with the unused component of credit facilities by keeping the unused component as small as possible and periodically increasing the amounts available under such credit facilities only when necessary to fund portfolio growth.

     The Company's bank and commercial paper facilities are subject to periodic reviews by the Bank Group funding the borrowings and is also subject to certain covenants and restrictions. In August 2000, the Company informed the Bank Group of certain weaknesses in its internal control structure identified during its 1999 financial statement audit, which resulted in a modification in the Company's traditional financing arrangements whereby the Bank Group may elect to declare a default on $110 million of borrowings on December 15, 2000, if in the opinion of a supermajority of the banks in the Bank Group, operations have not been improved. The Company is in continuing discussions with the Bank Group to revise and eliminate certain of these conditions upon demonstrating improvements in internal controls and levels of operation. The Company has taken active steps to achieve these improvements, including the hiring of new personnel and changes in both operating policies and procedures, and although there are no assurances, believes that the Revolver will not be called.

     Additionally, the Company's lead member in the Bank Group has approximately doubled its exposure to the Company and MFC to $95 million as a result of a merger between members of the Bank Group, and has asked the Company to find an additional participant, to reduce their exposure to previous levels. The Company is actively seeking new members for the Bank Group. As a result of both of these occurrences, the Company is currently unable to expand its borrowing lines until new banks join the Bank Group or a debt offering is completed, which has limited the Company's ability to fund its originally planned level of loan originations.

     The Company believes that its bank credit facilities and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing operations of the Company's loan portfolio and advertising business. Nevertheless, the Company continues to explore several options which may increase available funds for the Company's growth and expansion strategy. The Company has engaged investment banking firms to investigate the viability of a number of financing options which include a private placement of securities, the sale or spin-off of certain assets or divisions, and the development of a securitization conduit program. Any of these financing options would provide additional sources of funds for both external expansion and continuation of internal growth. If none of these financing options occur, management believes liquidity would still be adequate to fund the continuing operations of the Company's loan portfolio and advertising business. Deferred costs related to these financing options was approximately $700,000 as of September 30, 2000 and were included in other assets on the Company's consolidated balance sheets.

     The following table illustrates the Company's and each of the subsidiaries' sources of available funds, and amounts outstanding under credit facilities and their respective end of period weighted average interest rate at September 30, 2000:

                                       Medallion
($'s in thousands)                     Financial        MFC            BLL       MCC        MBC       Total
--------------------------------------------------------------------------------------------------------------
Cash                                    $  1,317   $    2,124      $     582  $      548    $2,133  $    6,704
Revolving lines of credit                110,000      220,000(1)          --          --               330,000
  Amounts available                        4,500          905             --          --                 5,405
  Amounts outstanding                    105,500       58,950             --          --               164,450
  Average interest rate                     7.98%        7.64%            --          --                  7.86%
  Maturity                                9/01**         6/01             --          --             6/01-9/01
Commercial paper
  Amounts outstanding                         --      160,145             --          --               160,145
  Average interest rate                       --         6.62%            --          --                  6.62%
  Maturity                                    --         6/01             --          --                  6/01
SBA debentures                                --           --             --      10,500                10,500
  Average interest rate                       --           --             --        7.08%                 7.08%
  Maturity                                    --           --             --   3/06-6/07             3/06-6/07
Senior secured notes                          --       45,000             --          --                45,000
  Average interest rate                       --         7.20%            --          --                  7.20%
  Maturity                                    --    6/04-9/04             --          --             6/04-9/04
Total cash and remaining
  amounts available
  under credit facilities                  5,817        3,029            582         548     2,133      12,109
                                     -------------------------------------------------------------------------
Total debt outstanding                  $105,500   $  264,095      $       -  $   10,500    $    -  $  380,095
--------------------------------------------------------------------------------------------------------------

   * Note 1) Commercial paper outstanding is deducted from revolving credit lines available as the line of credit acts as a liquidity facility for the commercial paper.

   ** Note 2) The maturity of this line is subject to being declared in default by the Bank Group on December 15, 2000 if in the opinion of a supermajority of banks in the Bank Group, certain improvements in Company operations do not occur. The Company has taken active steps to achieve these improvements, including the hiring of new personnel and changes in both operating policies and procedures, and believes that the Revolver will not be called.

     Loan amortization, prepayments, and sales also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, medallion loan market rates, economic conditions and competition. Medallion loan prepayments have slowed since early 1994, initially because of increases, and then stabilization, in the level of interest rates, and more recently because of an increase in the percentage of the Company's Medallion Loans which are refinanced with the Company rather than through other sources of financing. Loan sales are a major focus of BLL, which is primarily
set up to originate and sell loans.   Increases in loan balances in any given
period generally reflect timing differences in selling and closing transactions.

     The Company makes limited use of SBA funding and will seek such funding only when advantageous and has consistently reduced its reliance on such funding. On September 1, 1999, the Company issued $22.5 million of senior secured notes (the "Notes") that mature on September 1, 2004. The Notes bear a fixed rate of interest of 7.2% and interest is paid quarterly in arrears. The Notes rank pari pasu with the revolving credit facilities and commercial paper through inter-creditor agreements. On September 1, 1999, the note-holders purchased an additional $22.5 million under the same terms and conditions. The proceeds of the Notes were used to pre-pay $31.1 million of the Company's outstanding SBA debentures. At September 30, 2000 only $10.5 million of debentures were still outstanding.

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

     Interest rate spread. The Company's net interest income is dependent upon the general level of interest rates in the economy and the relative asset and liability blend between fixed and floating rate instruments. In general, the Company's assets reprice at slower intervals than the related liabilities over short period of time. Over the longer time horizons the lag in asset repricing catches up.

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

     The Company's bank and commercial paper facilities are subject to periodic reviews by the Bank Group funding the borrowings and is also subject to certain covenants and restrictions. In August 2000, the Company informed the Bank
Group of certain weaknesses in its internal control structure identified during its 1999 financial statement audit, which resulted in a modification in the Company's traditional financing arrangements whereby the Bank Group may elect to declare a default on $110 million of borrowings on December 15, 2000, if in the opinion of a supermajority of the banks in the Bank Group, operations have not been improved. The Company is in continuing discussions with the Bank Group to revise and eliminate certain of these conditions upon demonstrating improvements in internal controls and levels of operation. The Company has taken active steps to achieve these improvements, including the hiring of new personnel and changes in both operating policies and procedures, and although there are no assurances, believes that the Revolver will not be called.

     Additionally, the Company's lead member in the Bank Group has approximately doubled its exposure to the Company and MFC to $95 million as a result of a merger between members of the Bank Group, and has asked the Company to find an additional participant, to reduce their exposure to previous levels by December 31, 2000. The Company is actively seeking new members for the Bank Group. As a result of both of these occurrences, the Company is currently unable to expand it's borrowing lines until new banks join the Bank Group or a debt offering is completed, which has limited the Company's ability to fund its originally planned level of loan originations.

     The Company believes that its bank credit facilities and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing operations of the Company's loan portfolio and advertising business. Nevertheless, the Company continues to explore several options which may increase available funds for the Company's growth and expansion strategy. The Company has engaged investment banking firms to investigate the viability of a number of financing options which include a private placement of securities, an offering of securities to the public, the sale or spin-off of certain assets or divisions, and the development of a securitization conduit program. Any of these financing options would provide additional sources of funds for both external expansion and continuation of internal growth. If none of these financing options occur, management believes liquidity would still be adequate to fund the continuing operations of the Company's loan portfolio and advertising business.

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

     Risk relating to integration of recent acquisitions. On October 2, 2000, the Company acquired Freshstart Venture Capital Corp., a specialty finance company, located in Long Island City, New York. On August 4, 2000, the Company executed a purchase and sale agreement to acquire for cash substantially all of the assets of Firestone Financial Corp. and Firestone Financial Canada, Ltd. and on May 4, 2000 the Company entered into an Agreement and Plan of Merger with Ameritrans Capital Corporation a specialty finance company, located in New York, New York. The Firestone Transaction is subject to the receipt of certain approvals from the U.S. Department of Justice and Federal Trade Commission, the arrangement of financing satisfactory to the Company, and other customary closing conditions. The Ameritrans merger is subject to the approval of the shareholders of Ameritrans, the arrangement of financing satisfactory to the Company, the satisfaction of certain customary closing conditions, regulatory approval and the completion of due diligence. The realization of certain benefits anticipated as a result of these mergers will depend in part on the integration of Freshstart's or Ameritrans' investment portfolio and specialty finance business with the Company's and the successful inclusion of Freshstart's, Ameritrans,' or Firestone's investment portfolio in the Company's financing operations. The dedication of management resources to such integration may detract attention from the day-to-day business of the Company and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. There can be no assurance that Freshstart's, Ameritrans' or Firestone's businesses can be operated profitably or integrated successfully into the Company's operations. Such effects could have a material adverse effect on the financial results of the Company.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

ITEM 2.   Changes in Securities and Use of Proceeds

None

ITEM 3.   Defaults Upon Senior Securities

None

ITEM 4.   Submission of Matters to a Vote of Security Holders

None

ITEM 5.   Other Information

None

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


                                  MEDALLION FINANCIAL CORP.



Date:  November 14, 2000          By:    /s/ Larry D. Hall
                                      ------------------------------------------
                                      Larry D. Hall
                                      Corporate Controller
                                      Signing on behalf of the registrant and as
                                      principal financial and accounting officer