Form 10-K
period 2000-12-31
MEDALLION FINANCIAL CORP
filed 2001-04-02
CIK 1000209

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

                   For the Fiscal Year Ended December 31, 2000
                                       OR
              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
                requirements for the past 90 days. YES |X| NO |_|

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                            Form 10-K YES |_| NO |X|.

 The approximate aggregate market value of common equity held by non-affiliates of the Registrant as of March 30, 2001 was approximately $148 million based on the average bid and ask prices of the Registrant's Common Stock on the Nasdaq
    National Market as of the close of business on March 30, 2001. There were 14,602,846 shares of the Registrant's Common Stock outstanding as of March 30,
                                      2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the
    Registrant's fiscal year-end of December 31, 2000, are incorporated by reference into Part III of this Form 10-K.

                            MEDALLION FINANCIAL CORP.

                          2000 FORM 10-K ANNUAL REPORT

Table of Contents
                                                                          PAGE
PART I ..................................................................    2

ITEM 1.  BUSINESS OF THE COMPANY ........................................    2
ITEM 2.  PROPERTIES .....................................................   13
ITEM 3.  LEGAL PROCEEDINGS ..............................................   13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............   13

PART II .................................................................   13

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS ............................................   13
ITEM 6.  SELECTED FINANCIAL DATA ........................................   15
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ............................   16
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK ...........................................................   30
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....................   30
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES ...........................   30

PART III.................................................................   30

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............   30
ITEM 11. EXECUTIVE COMPENSATION .........................................   30
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT .....................................................   30
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................   31

PART IV .................................................................   31

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K ....................................................   31

      THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT MEDALLION AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. MEDALLION'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. MEDALLION UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY

GENERAL

      We are a specialty finance company that originates and services loans that finance taxicab medallions and various types of commercial loans. We have a leading position in taxicab medallion financing. Since 1996, we have increased our medallion loan portfolio at a compound annual growth rate of 19% and our commercial loan portfolio at a compound annual growth rate of 38%. Our total assets under our management was approximately $720 million and has grown from $215 million at the end of 1996, a compound annual growth rate of 35%.

      As an adjunct to our medallion loan business, we also operate one of the largest taxicab rooftop advertising businesses in the nation. Currently, we provide advertising space in 34 metropolitan areas across the United States. Since 1996, we have increased the number of our taxicab rooftop displays from 1,550 to approximately 10,000 at December 31, 2000, at a compound annual growth rate of 59%.

      Our goal is to provide our stockholders with a stock that pays a high dividend yield and has strong growth potential. During 2000, we declared dividends totaling $1.19 per share, which equates to a dividend yield of approximately 11.7% based upon our stock price of $10.13 as of March 30, 2001.

      Alvin Murstein, our Chairman and Chief Executive Officer, has over 40 years of experience in the ownership, management and financing of taxicab medallions. Andrew Murstein, our President, is the third generation in his family to be active in the business.

      We are a closed-end, non-diversified management investment company under the Investment Company Act of 1940, as amended (1940 Act). Our investment objectives are to provide a high level of distributable income, consistent with the preservation of capital, as well as long-term growth of net asset value.

      We have elected to be treated as a business development company registered under the 1940 Act. In addition, we have elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the Code). As a RIC, we will not be subject to U.S. federal income tax on any investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) that we distribute to our stockholders if at least 90% of our investment company taxable income for that taxable year is distributed. We intend to pay quarterly cash dividends to comply with this requirement. Stockholders can elect to reinvest distributions.

OUR MEDALLION LOANS

      Medallion loans of $299 million comprised 58% of our $512 million total loan portfolio as of December 31, 2000. Since 1979, we have originated, on a combined basis, approximately $800 million in medallion loans in New York City, Chicago, Boston, Newark, Cambridge and other cities within the United States. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets. As of December 31, 2000, approximately 77%, in principal amount, of our medallion loans were in New York City. Although some of our medallion loans have from time to time been in arrears or in default, to date we have never experienced a loss of principal on any of our medallion loans. We estimate that the average loan-to-value ratio of all of our medallion loans is approximately 75%. In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

      The New York City Taxi and Limousine Commission, or TLC, estimates that the total value of all of New York City taxicab medallions and related assets exceeds $3 billion. We estimate that the total value of all taxicab medallions and related assets in the United States exceeds $5 billion. We believe that we will continue to develop growth opportunities by further penetrating the highly fragmented medallion financing markets. Additionally, in the future, the Company may enhance its portfolio growth rate with selective acquisitions of medallion financing businesses and their related portfolios. Since our initial public offering, we have acquired several additional medallion loan portfolios.

      On October 2, 2000, we completed a merger with Freshstart Venture Capital Corporation, or Freshstart, a specialty finance company. Freshstart operates as a Specialized Small Business Investment Company (SSBIC), and is regulated and financed in part by the Small Business Administration (SBA). Freshstart is regulated as a business development company under the 1940 Act and has elected to be treated as a RIC for federal income tax purposes. As an SSBIC, Freshstart's business is to provide loan financing to small and medium-sized businesses that qualify under Small Business Administration (SBA) regulations as socially or economically disadvantaged. Freshstart makes a substantial portion of its loans to finance taxicab medallions, taxicabs, and related assets, with the balance of the loans being made to other small business concerns.

      Portfolio Characteristics

      Medallion loans generally require equal monthly payments covering accrued interest and amortization of principal over a ten to fifteen year schedule subject to a balloon payment of all outstanding principal after four or five years. More recently, we have begun to originate loans with one to four year maturities where interest rates are adjusted and a new maturity period set. Borrowers may prepay medallion loans upon payment of a fee ranging from 30 to 90 days interest. We believe that the likelihood of prepayment is a function of changes in interest rates. Borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on their loan is high relative to prevailing interest rates. We believe they are less likely to prepay in a rising interest rate environment. We generally retain the medallion loans we originate.

      At December 31, 2000, all of our medallion loans were secured by first security interests in taxicab medallions and related assets. We originate medallion loans at an approximate average loan-to-value ratio of 75%. In addition, we have recourse against the vast majority of direct and indirect owners of the medallions who personally guarantee the loans. Although personal guarantees increase the commitment of borrowers to repay their loans, there can be no assurance that the assets available under personal guarantees would, if required, be sufficient to satisfy the obligations secured by such guarantees.

      We believe that our medallion loan portfolio is of high credit quality, because medallions have generally increased in value and are easy to repossess and resell in an active market. In instances where a borrower has defaulted on a loan, we have seized the medallion collateralizing that loan. If the loan was not brought current, we were able to sell the medallion in the active market at prices at or in excess of the amounts due. Although some of our medallion loans have from time to time been in arrears or in default, to date we have never experienced a loss of principal on any of our medallion loans.

      Market Position

      We have originated and serviced medallion loans since 1979 and have established a leading position in the industry. Management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions and corporate car services, dating back to 1956. Medallion loans collateralized by New York City taxicab medallions and related assets comprised 77% of the value of our medallion loan portfolio at December 31, 2000. The balance consisted of medallion loans collateralized by taxicab medallions in Chicago, Boston, Newark, Cambridge, Philadelphia, Baltimore, and Hartford. We believe that there are significant growth opportunities in these and other metropolitan markets nationwide.

      The following table displays information regarding medallion loans outstanding in each of our major markets at December 31, 2000:

==================================================================================================
                                                            % of
                                            % of Total    Medallion
                                               Loan          Loan     Average
                                    # Of    Portfolio     Portfolio   Interest      Principal
                                    Loans       (1)           (1)       Rate         Balance
- --------------------------------------------------------------------------------------------------
Medallion Loans
   New York                         1,899      44.1%         76.5%       8.69%     $228,457,313
   Chicago                            362       6.3          10.9       10.47        32,620,950
   Boston                             150       3.3           5.8       11.21        17,279,259
   Newark                             110       2.1           3.7       11.59        11,091,809
   Cambridge                           20       0.2           0.3       10.58           927,484
   Other                               68       1.6           2.8       11.16         8,230,256
                                   ----------------------------------             ----------------
Gross Medallion Loans               2,609      57.6%        100.0%       9.22       298,607,071
                                   =============================================
   Deferred loan acquisition costs                                                      695,477
                                                                                  ----------------
Total Medallion Loans                                                              $299,302,548
==================================================================================================

(1) Based on principal balance outstanding.

      The New York City Market. A New York City taxicab medallion represents the only permitted license to operate a taxicab and accept street hails in New York City. As reported by the TLC, individual (owner-driver) medallions sold for approximately $202,000 and corporate medallions sold for approximately $223,000 at December 31, 2000. The number of taxicab medallions is limited by law, and as a result of the limited supply of medallions, an active market for medallions has developed. The law limiting the number of medallions also stipulates that the ownership for the 12,053 medallions outstanding at December 31, 2000 shall remain divided into 5,086 individual medallions and 6,967 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses and leased to drivers and operated for more than one shift.

      A prospective medallion owner must qualify under the medallion ownership standards set and enforced by the TLC. These standards prohibit individuals with criminal records from owning medallions, require that the funds used to purchase medallions be derived from legitimate sources and mandate that taxicab vehicles and meters meet TLC specifications. In addition, before the TLC will approve a medallion transfer, the TLC requires a letter from the seller's insurer stating that there are no outstanding claims for personal injuries in excess of insurance coverage. After the transfer is approved, the owner's taxicab is subject to quarterly TLC inspections.

      Most New York City medallion transfers are handled through approximately 32 medallion brokers who are licensed by the TLC. In addition to brokering medallions, these brokers also arrange TLC documentation insurance, vehicles and meters, as well as financing. The Company has excellent relations with many of the most active of these brokers and regularly receives referrals from them. However, the Company receives most of its referrals from a small number of brokers.

      The Chicago Market. We estimate that Chicago medallions currently sell for approximately $68,000. Pursuant to a municipal ordinance, the number of outstanding medallions is currently capped at 6,700, which includes an additional 150 and 200 medallions that were auctioned and placed into service in July 1999 and December 2000, respectively. We estimate that the total value of all Chicago medallions and related assets is over $450 million.

      The Boston Market. We estimate that Boston medallions currently sell for approximately $185,000. The number of Boston medallions had been limited by law since 1930 to 1,525 medallions. In 1993, however, the Massachusetts legislature authorized the Boston Hackney Carriage Bureau, which regulates the issuance of new medallions, to issue 300 additional medallions, including 40 additional medallions which are restricted to "wheelchair accessible" taxicabs. In January 1999, 75 additional medallions were auctioned and put into service. An additional 57 medallions were auctioned in June 2000. We estimate that the total value of all Boston medallions and related assets is over $300 million.

      The Newark Market. We estimate that Newark medallions currently sell for approximately $220,000. The number of Newark medallions currently has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $130 million.

      The Cambridge Market. We estimate that Cambridge medallions currently sell for approximately $175,000. The number of Cambridge medallions has been limited to 248 since 1945 by a Cambridge city ordinance. We estimate that the total value of all Cambridge medallions and related assets is over $40 million.

      Our Commercial Loans

      Commercial loans of $213 million comprised 42% of our $512 million total loan portfolio as of December 31, 2000. From the inception of our commercial loan business in 1987 through December 31, 2000, we have originated more than 10,000 commercial loans in an aggregate principal amount of more than $425 million. We estimate that the average loan-to-value ratio of our commercial loans was approximately 70% on December 31, 2000. Our commercial loan portfolio consists of floating-rate, adjustable, and fixed-rate loans. We have increased our commercial loan activity in recent years primarily because of the attractive higher yielding, floating rate nature of most of this business. The outstanding balances of commercial loans grew 28% in 2000 compared to 1999, and in 1999 grew 49% compared to 1998. This increase has been primarily driven by internal growth through the origination of additional commercial loans. We plan to continue to expand our commercial loan activities to develop a more diverse borrower base, a wider geographic area of coverage, and to expand our targeted industries.

      Our commercial loans generally are secured by equipment, accounts receivable, real estate, and other assets, and have interest rates averaging 200 basis points over the prevailing prime rate. As with medallion loans, we require the vast majority of the principals of borrowers to personally guarantee commercial loans. Our aggregate realized loss of principal on commercial loans has averaged less than 1/2 of 1% per annum for each of the last five years.

SBA Section 7 (a) loans

      The Company originates loans under the Section 7(a) program of the SBA through its Business Lenders LLC (BLL) subsidiary. Up to 75% of the amount of these loans (up to $750,000) are guaranteed by the U.S. government. These loans are secured by fixed assets and or real estate throughout the New England and the New York areas, and comprise approximately 30% of our commercial loan portfolio. BLL has achieved "preferred lender" status from the SBA in 25 districts in which it originates loans, enabling us to obtain expedited loan approval and closing from the SBA. These loans are typically secured by assets or real estate, and have floating interest rates tied to a spread over the prime rate. Additionally, a liquid market exists for the sale of the guaranteed portion of these loans. We regularly sell the guaranteed portion of our Section 7(a) loans in the secondary market and recognize a gain on these sales. This gain is accounted for in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No.125." We believe that the floating-rate nature of these loans is beneficial for our interest rate exposure management.

Asset Based Loans

      The Company originates asset-based loans to small businesses for working capital through its Medallion Business Credit, (MBC) subsidiary. These loans are primarily secured by accounts receivable of small businesses that require credit facilities ranging from $250,000 to $3,500,000, a market which we believe is underserved, and which represent approximately 20% of our commercial loan portfolio. We had successfully established 45 credit lines at December 31, 2000. Security on these facilities is principally the borrower's accounts receivable, but may also include inventory, machinery, or equipment. Currently, our customer base is concentrated in the New York metropolitan area and includes manufacturers, distributors and service organizations. These loans are generally priced at approximately 300 basis points over the prevailing prime rate on our credit facilities.

Other Commercial Secured Loans

      The Company originates other commercial loans that are not concentrated in any particular industry. These loans, which are generally fixed-rate loans, represent approximately 50% of our commercial loan portfolio. Our customer base includes food service, real estate, dry cleaners, laundromats, laser eyes surgery clinics, and radio and television broadcast industries. We often accept equity warrants as partial consideration in its lending transactions, thus, enabling us to share in future growth of our borrowers.

      The following table displays the different types of loans in our commercial loan portfolio at December 31, 2000.

================================================================================================
                                                            % of
                                            % of Total   Commercial
                                               Loan         Loan       Average
                                     # of    Portfolio    Portfolio   Interest      Principal
                                    Loans       (1)          (1)         Rate        Balance
- ------------------------------------------------------------------------------------------------
Commercial Loans
   SBA Section 7(a) loans             765       12.8%        30.2%      11.50%     $66,057,818
   Asset-based loans                   45        8.3         19.7       12.98       43,120,496
   Other commercial secured loans     603       21.2         50.1       12.74      109,424,624
                                   -------------------------------------------------------------
Gross Commercial Loans              1,413       42.3%       100.0%      12.41      218,602,938
                                   =============================================
   Deferred loan acquisition
   costs                                                                             1,107,225
   Unrealized depreciation on
   loans                                                                            (6,988,790)
                                                                                  --------------
Total Commercial Loans                                                            $212,721,373
- ------------------------------------------------------------------------------------------------

(1) Based on principal balance outstanding.

      Portfolio Characteristics

      Commercial loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. We have originated commercial loans in principal amounts ranging from $5,000 to approximately $5,300,000. These loans are generally retained and typically have maturities ranging from one to ten years and require equal monthly payments covering accrued interest and amortization of principal over a four to five year term. Substantially all loans generally may be prepaid with a fee ranging from 30 to 120 days' interest. The term of, and interest rate charged on, our outstanding loans are subject to SBA regulations. Under SBA regulations, the maximum rate of interest permitted on loans originated by the Company is 19.0%. Unlike medallion loans, for which competition precludes us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans. We believe that the increased yield on commercial loans compensates for their higher risk relative to medallion loans and further illustrates the benefits of diversification.

      We generally originate commercial loans at an average loan-to-value ratio of 70 to 75%. Substantially all of our commercial loans are collateralized by security interests in the assets being financed by the borrower. In addition, we have recourse against the vast majority of the principals of borrowers who personally guarantee the loans. Although personal guarantees increase the commitment of borrowers to repay their loans, there can be no assurance that the assets available under personal guarantees would, if required, be sufficient to satisfy the obligations secured by such guarantees. In certain cases, equipment vendors may provide full and partial recourse guarantees on loans.

      Delinquency And Loan Loss Experience

      We generally follow a practice of discontinuing the accrual of interest income on our commercial loans that are in arrears as to interest payments for a period of 90 days or more. We deliver a default notice and begin foreclosure and liquidation proceedings when management determines that pursuit of these remedies is the most appropriate course of action under the circumstances.

      At December 31, 2000, we had an aggregate principal balance of $28.9 million or 5.6% of the portfolio which was delinquent for 90 days or more, compared to an aggregate principal balance of $30.4 million or 6.1% and $28.4 million or 5.8% of the portfolio at September 30, 2000 and December 31, 1999. We consider a loan to be delinquent if the borrower fails to make payments for 90 days or more; however, we may agree to modify the payment terms of the loan with a borrower that cannot make payments in accordance with the original loan agreement. In such case, the loan will only be returned to accrual status if all past due payments are brought fully current. Based upon our assessment of our collateral position, we anticipate that a substantial portion of the principal amount of our delinquent loans would be collected upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing these loans will be adequate in the event of foreclosure.

      We monitor delinquent loans for possible exposure to loss. In our analysis, we review various factors, including the value of the collateral securing the loan and the borrower's prior payment history. Under the 1940 Act, our loan portfolio must be recorded at fair value or "marked to market." Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, we adjust the valuation of our portfolio quarterly to reflect our estimate of the current realizable value of our loan portfolio. Since no ready market exists for this portfolio, fair value is subject to the good faith determination of our management and the approval of our Board of Directors. Because of the subjectivity of these estimates, there can be no assurance that in the event of a foreclosure or the sale of portfolio loans we would be able to recover the amounts reflected on our balance sheet.

      In determining the value of our portfolio, management and the board of directors may take into consideration various factors such as the financial condition of the borrower and the adequacy of the collateral. For example, in a period of sustained increases in market rates of interest, management and the Board of Directors could decrease its valuation of the portfolio if the portfolio consists primarily of fixed-rate loans. Our valuation procedures are designed to generate values which approximate the value that would have been established by market forces and are therefore subject to uncertainties and variations from reported results. Based upon these factors, we determine net unrealized depreciation of investments or the amount by which our estimate of the current realizable value of our portfolio is below our cost basis.

      The following table sets forth the changes in Medallion's unrealized appreciation (depreciation) of investments for the periods indicated:

=========================================================================================================================
                                                                                              Equity
                                                                               Loans        Investments        Total
- -------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                                 $ (2,824,218)   $  3,132,650    $    308,432
Increase in unrealized:
   Appreciation on investments                                                  409,943       3,347,178       3,757,121
   Depreciation on investments                                                 (675,883)       (458,489)     (1,134,372)
Unrealized depreciation of acquired subsidiary                                 (200,000)             --        (200,000)
Reversals of unrealized appreciation (depreciation) related to realized:
   Gains on investments                                                              --      (1,167,363)     (1,167,363)
   Losses on investments                                                      1,125,866              --       1,125,866
- -------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                                   (2,164,292)      4,853,976       2,689,684
Increase in unrealized:
   Appreciation on investments                                                       --      12,966,343      12,966,343
   Depreciation on investments                                               (7,208,586)       (208,853)     (7,417,439)
Reversals of unrealized appreciation (depreciation) related to realized:
   Gains on investments                                                              --     (18,197,295)    (18,197,295)
   Losses on investments                                                        388,825              --         388,825
- -------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                                   (8,984,053)       (585,829)     (9,569,882)
Increase in unrealized:
   Appreciation on investments                                                  412,807         200,000         612,807
   Depreciation on investments                                                 (636,367)        (20,767)       (657,134)
Reversals of unrealized appreciation (depreciation) related to realized:
   Gains on investments                                                          (2,573)        (15,981)        (18,554)
   Losses on investments                                                      2,221,396              --       2,221,396
- -------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                                 $ (6,988,790)   $   (422,577)   $ (7,411,367)
=========================================================================================================================

      The following table presents credit-related information for the investment portfolios as of December 31:

===========================================================================================
                                                  2000              1999             1998
- -------------------------------------------------------------------------------------------
Total loans
Medallion loans                          $ 299,302,548     $ 321,900,869    $ 286,231,532
Commercial loans                           212,721,373       165,653,933      110,837,114
                                      -----------------------------------------------------
Total loans                                512,023,921       487,554,802      397,068,646
Equity investments (1)                       2,129,685         2,012,394       11,579,329
                                      -----------------------------------------------------
Total loans and equity investments       $ 514,153,606     $ 489,567,196    $ 408,647,975
- -------------------------------------------------------------------------------------------

Realized losses on loans (2)             $   2,221,396     $     394,268    $   1,125,866
- -------------------------------------------------------------------------------------------

Net unrealized depreciation
   (appreciation) on investments
Loans                                    $   6,988,790     $   8,984,053    $  (2,164,292)
Equity investments                             422,577           585,829        4,853,980
                                      -----------------------------------------------------
Total                                    $   7,411,367     $   9,569,882    $   2,689,688
- -------------------------------------------------------------------------------------------
Realized losses as a % of total
   loans                                          0.43%             0.08%            0.28%
Realized losses as a % of total
   loans and equity investments (2)               0.43%             0.08%            0.28%
Realized losses as a % of
   commercial loans                               1.04%             0.24%            1.06%
Realized losses as a % of
   commercial loans and equity
   investments (2)                                1.03%             0.24%            0.96%
- -------------------------------------------------------------------------------------------
Net unrealized depreciation
   (loans only) as a % of total
   loans                                          1.36%             1.84%           (0.55%)
Total unrealized depreciation
   (appreciation) as a % of
   total loans and equity
   investments                                    1.44%             1.95%            0.66%
Net unrealized depreciation
   (appreciation) (loans only)
   as a % of commercial loans                     3.29%             5.42%           (1.95%)
Net unrealized depreciation
   (appreciation) as a % of
   commercial loans and equity
   investments                                    3.45%             5.71%            2.20%
===========================================================================================

(1)   Represents common stock and warrants held as investments.

(2) Includes $178,199 of realized losses on equity investments for the year 2000, and $0 for 1999 and 1998.

(3) All realized losses relate to the commercial loan portfolio. There were no realized losses on medallion loans for the years ending December 31, 2000, 1999, and 1998.
- --------------------------------------------------------------------------------

Investment Activity

The following table sets forth the components of investment activity in the investment portfolios in the periods indicated:

================================================================================
                                             Year Ended December 31,
- --------------------------------------------------------------------------------
(Dollars  in thousands)                         2000           1999        1998
- --------------------------------------------------------------------------------
Net investments at beginning of period      $489,567       $408,208    $334,141
Investments originated                       197,512        303,335     257,737
Repayments of investments                   (170,084)      (231,290)   (202,934)
Increase in unrealized appreciation
(depreciation), net                            2,159        (12,260)      2,581
Realized gains (losses), net                  (3,884)        22,545       1,291
Amortization of origination costs             (1,116)          (971)     (1,353)
Acquisitions                                      --             --      16,745
                                        ----------------------------------------
Net increase in investments                   24,587         81,359      74,067
                                        ----------------------------------------
Net investments at end of period            $514,154       $489,567    $408,208
================================================================================

      Investment Strategy

      Our core philosophy has been "In niches there are riches." We try to identify markets that are profitable and where we can be the industry leader. Our core lending areas include medallion lending, automobile lending (taxicabs and limousines only), SBA 7(a) guaranteed loans through an extensive network of preferred lending offices, and asset-based financing. Additionally, we lend to small businesses that meet our overall credit criteria of strong collateral values and personal ability to repay the debt. In all of our lending divisions, we look to focus on making secured loans to achieve favorable yield to risk profiles and below average losses. In addition to increasing market share in existing lending markets and identifying new niches, we have sought to acquire specialty finance companies that make secured loans to small businesses which have experienced historically low loan losses similar to our own. Since our initial public offering in May 1996, we have acquired eight specialty finance companies, three loan portfolios, and three taxicab roof top advertising companies.

      Marketing, Origination and Loan Approval Process

      We employ 32 loan originators that originate medallion loans and commercial loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower's credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. We also require each applicant to provide personal and corporate tax returns, premises leases, and/or property deeds. Our senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans must be approved by the Chief Executive Officer or the Chief Credit Officer. Additionally, both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by our contacts with banks, attorneys, and accounting firms.

TAXICAB ROOFTOP ADVERTISING

      Medallion Taxi Media, Inc (Media) provides taxicab rooftop advertising, which is a relatively undeveloped segment of the out-of-home advertising industry. Out-of-home advertising includes:

      o     traditional outdoor advertising, such as billboards and posters;

      o Transit advertising, such as taxicabs, buses, bus shelters, subway, commuter train and airport advertising; and

      o     In-store point of sale advertising.

      We currently provide taxicab rooftop advertising in over 30 major cities and have the leading market share in New York, Los Angeles, Philadelphia, Dallas and Baltimore/Washington D.C. Our goal is to become the leading national provider of taxicab rooftop advertising by establishing a presence in additional major U.S. metropolitan markets. As of December 31, 2000, we had approximately 10,000 installed displays.

      We entered this business in November 1994 with the organization of Media, and since that time the business has grown rapidly. Generally, we enter into agreements with taxicab associations, fleets or individuals to lease taxicab rooftop space for five-year terms. We have added an additional 1,700 displays to the number under contract in New York City. On September 1, 1998, we acquired the assets of Taxi Ads, LLC which had 855 displays in service in New Orleans, Philadelphia, and San Diego. On February 2, 1999, Media purchased all of the common stock of Transit Advertising Displays, Inc., which operates installed displays in the Baltimore and Washington, D.C. areas. On September 30, 1999, Media entered into an agreement with Yellow Cab Service Corp. to sell advertising space on a commission basis on its 3,000 taxicab trunk signs located throughout the Southeast. On August 7, 2000, we entered into an agreement with Yellow Cab Service Corp., the taxi division of Coach U.S.A., to place advertising on more than 2,300 taxis in ten additional cities. On August 30, 2000, Media purchased all the assets of Out There Media L.L.C. ("Out There"), a privately held company headquartered in Cleveland. Out There has the right to place an advertisement on top of more than 250 taxis in Cleveland, Columbus and Toledo and has contracts with some of the largest taxi fleets in each of their respective cities.

      We attach each display to the rooftop of a taxicab and perform all ongoing display maintenance and repair. The display remains our property. The display serves as a platform or frame for advertising copy, which is preprinted on vinyl sheets with adhesive backing and provided by the advertiser. The advertising copy adheres to the display and is illuminated whenever the taxicab is in operation. The vinyl sheet is durable and is generally left on the display for up to 90 days. The advertising copy is replaced at the advertiser's discretion and cost when advertising campaigns change. The standard size of the vinyl advertising copy, 14 inches high and 48 inches long, was designed to be proportionally similar to "bulletins" or "billboards" to permit advertisers to conveniently translate billboard copy to display copy.

      We market the displays to advertising agencies and outdoor advertising buying agencies. Advertising contracts generally vary from 30 days to one year and provide for monthly payments by the advertiser. The following is a sample of Media's advertising accounts in 2000:

      o     Armani Exchange
      o     Versace
      o     Fleet Bank N.A.
      o     Continental Airlines
      o     M&M Mars
      o     Kellogg's
      o     Old Navy
      o     Banana Republic
      o     Disney's The Lion King on Broadway
      o     Hot Jobs.com
      o     Alta Vista
      o     Hard Rock Cafe
      o     California Pizza Kitchen
      o     Fox Family Channel
      o     Sony
      o     Fossil
      o     Kate Spade

      We believe that there are growth opportunities within our existing markets because only approximately 40% of New York City taxicabs, and less than 10% of taxicabs nationwide, have rooftop advertising. In addition, we believe that our growth will be facilitated by our reputation and relationship within the taxicab industry and because our arrangement with the taxicab owners provides them with incremental income.

      On September 14, 2000, through a joint venture with Yahoo!, Inc., we introduced 10 Internet enabled taxicabs in New York. These taxicabs are equipped with Palm Inc.'s Palm Pilot VII handheld computers, allowing passengers to access the Internet while in transit. On February 8, 2001, we announced that Media entered into an agreement to acquire Taxi Media Network, the largest taxicab advertising company in Japan, which holds the rights to provide advertising on 7,000 taxis in Japan. The transaction is subject to due diligence reviews and other customary closing conditions.

SOURCES OF FUNDS

      Overview

      We fund our lending operations primarily through credit facilities with bank syndicates and, to a lesser degree, secured commercial paper and through fixed-rate, senior secured notes and long-term subordinated debentures issued to or guaranteed by the SBA. The determination of funding sources is established by our management, based upon an analysis of the respective financial and other costs and burdens associated with funding sources. Currently, Medallion has fully drawn down its existing bank lines of credit. The table below summarizes our borrowings as of December 31, 2000:

================================================================================

(Dollars in thousands)                                                   Total
- --------------------------------------------------------------------------------
Cash                                                                   $15,653
Revolving lines of credit (1)                                          333,500
Amounts available                                                        3,734
Amounts outstanding                                                    305,700
Average interest rate                                                     7.83%
Maturity                                                           6/01 - 9/01
Commercial paper                                                        24,066
Average interest rate                                                     7.10%
Maturity                                                                  6/01
SBA debentures                                                          21,360
Average interest rate                                                     7.28%
Maturity                                                          12/02 - 9/07
Senior secured notes                                                    45,000
Average interest rate                                                     7.20%
Maturity                                                           6/04 - 9/04
Total cash and
  amounts available
  under credit facilities                                              $19,387
================================================================================
Total debt outstanding                                                $396,126
================================================================================

(1) Commercial paper outstanding is deducted from revolving credit lines available as the line of credit acts as a liquidity facility for the commercial paper.
- --------------------------------------------------------------------------------

      We fund our fixed-rate loans with variable-rate bank debt and fixed-rate senior secured notes and SBA debentures. The mismatch between maturities and interest-rate sensitivities of these balance sheet items results in interest rate risk. We seek to manage our exposure to increases in market rates of interest to an acceptable level by:

      o     Originating adjustable rate loans;

      o     Incurring fixed-rate debt; and

      o Purchasing interest rate caps to hedge a portion of our variable-rate debt against increases in interest rate.

      Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussions of our funding sources and asset and liability management strategy, see Asset/Liability Management on page 23.

OUR OPERATION AS A RIC

      We have elected to be taxed as a RIC under Sections 851 through 855 of the Code. Now and in the future, we plan to operate in a manner that satisfies the requirements for taxation as a RIC under the Code. However, we cannot give assurances that we will remain qualified. The sections of the Code relating to qualification and operation as a RIC are highly technical and complex. The following discussion summarizes material aspects of the sections of the Code that govern the federal income tax treatment of a RIC and the treatment of stockholders. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations developed under the Code and the rules, and administrative and judicial interpretations of these provisions, rules and regulations.

      In general, if certain detailed conditions of the Code are met, business development companies, like us, are generally not taxed, at the corporate level, on "investment company taxable income" that is distributed to stockholders. The income of a non-RIC corporation is generally subject to corporate tax. In addition, stockholders who receive income from non-RIC corporations are also taxed on the income they receive. Thus, the income of a non-RIC corporation is subject to "double taxation" (i.e., taxation at both the corporate and stockholder levels). RIC treatment substantially eliminates this "double taxation." A RIC is, however, generally subject to federal income tax, at regular corporate rates, on undistributed investment company taxable income.

      To avoid a 4% nondeductible federal excise tax on undistributed income and capital gains, we must distribute (or be deemed to have distributed) by December 31st of each year: 1) at least 98% of our ordinary income for such year; 2) at least 98% of our capital gain net income (which is the excess of our capital gain over our capital loss and is generally computed on the basis of the one-year period ending on October 31st of such year); and 3) any amounts that were not distributed in the previous calendar year and on which no income tax has been paid.

      If we fail to qualify as a RIC in any year, we will be subject to federal income tax as if we were a domestic corporation, and our stockholders will be taxed in the same manner as stockholders of ordinary corporations. If this were to occur, we could be subject to potentially significant tax liabilities and the amount of cash available for distribution to our stockholders could be reduced.

      The Code's definition of the term "RIC" includes a domestic corporation that has elected to be treated as a business development company under the 1940 Act and meets certain requirements. These requirements are:

      (a) The company derives at least 90% of its gross income for each taxable year from dividends, interest, interest payments with respect to securities loans and gains from the sale or other disposition of stocks or securities or foreign currencies, or other income derived from its business of investing in such stocks, securities or currencies; and

      (b) The company diversifies its holdings so that, at the close of each quarter of its taxable year,

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

      These diversification requirements could restrict the expansion of our taxicab rooftop advertising business and our medallion collateral appreciation loan business.

      In addition, to qualify as a RIC under the Code, in each taxable year, a company also must distribute to its stockholders at least 90% of (a) its investment company taxable income and (b) the excess of its tax-exempt interest income over certain disallowed deductions.

      If we satisfy these requirements, neither the investment company taxable income we distribute to stockholders nor any net capital gain distributed to our stockholders should be subject to federal income tax. Investment company taxable income and/or net capital gains retained by us should be subject to federal income tax at regular corporate income tax rates. However, we may designate retained net long-term capital gains as "deemed distributions" and pay a tax on this for the benefit of our stockholders. We currently intend to continue distributing income to our stockholders for each of our taxable years substantially all of our investment company taxable income and may or may not distribute any capital gains.

      If we acquire debt obligations that were originally issued at a discount, or bear interest rates that do not call for payments at fixed rates (or certain "qualified variable rates") at regular intervals over the life of the obligation, we will be required to include, as interest income, in each year, a portion of the "original issue discount" that accrues over the life of the obligation regardless of whether it receives the income, and we will be obligated to make distributions accordingly. If this were to occur, we may borrow funds or sell assets to meet the distribution requirements. However, the 1940 Act prohibits us from making distributions to stockholders while senior securities are outstanding unless we meet certain asset coverage requirements. If we are unable to make the required distributions, we may be subject to the nondeductible 4% excise tax or we may fail to qualify as a RIC. In addition, the SBA restricts the amount of distributions to the amount of undistributed net realized earnings less the allowance for unrealized loan losses (which in our case includes unrealized depreciation).

      If we qualify as a RIC, distributions made to our taxable domestic stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) will be considered ordinary income to them. Distributions that are designated as capital gain dividends will be taxed as long-term capital gains (to the extent they do not exceed our actual net long-term capital gain for the taxable year) without regard to the period for which the stockholder has held its stock. Corporate stockholders, however, are subject to tax on capital gain dividends at the same rate as ordinary income.

      To the extent that we make distributions in excess of current and accumulated earnings and profits, these distributions are treated first as a tax-free return of capital to the stockholder, reducing the tax basis of a stockholder's common stock by the amount of such distribution (but not below zero). Distributions in excess of the stockholder's tax basis are taxable as capital gains (if the common stock is held as a capital asset). In addition, any dividends declared by us in October, November or December of any year and payable to a stockholder of record on a specific date in any such month shall be treated as both paid by us and received by the stockholder on December 31st of such year, provided that the dividend is actually paid by us during January of the following calendar year. Stockholders may not include in their individual income tax returns any net operating losses or capital losses by us.

      If we choose to retain and pay tax on any net capital gain rather than distribute such gain to our stockholders, we will designate such deemed distribution in a written notice to stockholders within 60 days after the close of the taxable year. Each stockholder would then be treated, for federal income tax purposes, as if we had distributed to such stockholder, on the last day of its taxable year, the stockholder's pro rata share of the net long-term capital gain retained by us and the stockholder had paid its pro rata share of the taxes paid by us and reinvested the remainder in us.

      In general, any loss upon a sale or exchange of common stock by a stockholder who has held the stock for six months or less (after applying certain holding period rules) will be treated as long-term capital loss, to the extent that distributions from us are required to be treated by the stockholder as long-term capital gains.

OUR OPERATION AS A BUSINESS DEVELOPMENT COMPANY (BDC)

      As a BDC, we are subject to regulation under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between investment companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. In addition, the 1940 Act provides that we may not change the nature of our business in a way which would cause us to lose our status as a BDC or withdraw our election as a BDC, unless we are authorized by a vote of a "majority of the Company's outstanding voting securities," as defined under the 1940 Act.

      We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock (collectively, "senior securities," as defined under the 1940 Act) senior to the shares of common stock if the asset coverage of the indebtedness and all senior securities is at least 200% immediately after the issuance. Subordinated SBA debentures guaranteed by or issued to the SBA by our RIC subsidiaries are not subject to this asset coverage test. In addition, while senior securities are outstanding, provisions must be made to prohibit the declaration of any dividend or other distribution to stockholders (except stock dividends) or the repurchase of securities or shares unless we meet the applicable asset coverage ratios at the time of the declaration of the dividend or distribution or repurchase.

      Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act ("Qualifying Assets") unless, at the time the acquisition is made, certain Qualifying Assets represent at least 70% of the value of the company's total assets. The principal categories of Qualifying Assets relevant to our business are the following:

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

      (3) Securities received in exchange for or distributed on or with respect to securities described in (1) or (2) above, or pursuant to the exercise of options, warrants or rights relating to such securities; and

      (4) Cash.

In addition, a BDC's cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment must have been organized (and have its principal place of business) in the United States for the purpose of making investments in the types of securities described in
(1) or (2) above.

      To count securities as Qualifying Assets for the purpose of the 70% test, a BDC must either control the issuer of the securities or must make available to the issuer of the securities significant managerial assistance; except that, where a business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available the required managerial assistance. We believe that the common stock of MFC and Media are Qualifying Assets.

REGULATION BY THE SBA

      MFC, Medallion Capital, and Freshstart each operate as a Small Business Investment Company (SBIC). The Small Business Investment Act of 1958 (SBIA) authorizes the organization of SBICs as vehicles for providing equity capital, long term financing and management assistance to small business concerns. The SBIA and the SBA Regulations define a "small business concern" as a business that is independently owned and operated, which does not dominate its field of operation and which (i) has a net worth, together with any affiliates, of $18.0 million or less and average annual net income after U.S. federal income taxes for the preceding two years of $6.0 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfies alternative criteria under SBA Regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenues. In addition, at the end of each year, at least 20% of the total amount of loans made after April 25, 1994 must be made in "smaller businesses" which have a net worth of $6.0 million or less and average net income after federal income taxes for the preceding two years of $2.0 million or less. SBA Regulations also prohibit an SBIC from providing funds to a small business concern for certain purposes, such as relending and reinvestment.

      MFC is authorized to make loans to borrowers other than Disadvantaged Businesses (that is, businesses that are at least 50% owned, and controlled and managed, on a day to day basis, by a person or persons whose participation in the free enterprise system is hampered because of social or economic disadvantage) if, at the time of the loan, MFC has in its portfolio, outstanding loans to Disadvantaged Businesses with an aggregate cost basis equal to or exceeding the value of the unamortized repurchase discount under the preferred stock repurchase agreement between MFC and the SBA.

      Under current SBA Regulations, the maximum rate of interest that MFC may charge may not exceed the higher of (i) 19% and (ii) the sum of (a) the higher of (I) that company's weighted average cost of qualified borrowings, as determined under SBA Regulations, or (II) the current SBA debenture rate, plus
(b) 11%, rounded to the next lower eighth of one percent. At December 31, 2000, the maximum rate of interest permitted on loans originated by the RIC Subsidiaries was 19%. At December 31, 2000, our outstanding medallion loans had a weighted average rate of interest of 9.22% and outstanding commercial loans had a weighted average rate of interest of 12.41%. Current SBA Regulations also require that each loan originated by an SBIC have a term of between 5 years and 20 years; loans to Disadvantaged Businesses may be for a minimum of four years. However, recent legislation enacted by the U.S. Congress and signed into law by the President on December 21, 2000, Public Law 106-554, amended the SBIA to define "long term" financing as "any period of time not less than one year." The effect of this statutory change is to eviscerate SBA's regulatory authority to require a minimum period of financing for a period of time longer than one year.

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

      Under SBA Regulations, without prior SBA approval, loans by licensees with outstanding SBA leverage to any single small business concern may not exceed 20% of an SBIC's Regulatory Capital, as defined, however, under the terms of the respective conversion agreements with the SBA, MFC is authorized to make loans to Disadvantaged Borrowers in amounts not exceeding 30% of their respective Regulatory Capital.

      SBICs must invest funds that are not being used to make loans in investments permitted under SBA Regulations. These permitted investments include direct obligations of, or obligations guaranteed as to principal and interest by, the government of the United States with a term of 15 months or less and deposits maturing in one year or less issued by an institution insured by the FDIC. The percentage of an SBIC's assets invested in this manner depends on, among other things, loan demand, timing of equity infusions and SBA funding and availability of funds under credit facilities.

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

COMPETITION

      Banks, credit unions and finance companies, some of which are SBICs, compete with the Company in originating medallion loans and commercial loans. Finance subsidiaries of equipment manufacturers also compete with the Company in originating commercial loans. Many of these competitors have greater resources than the Company and certain competitors are subject to less restrictive regulations than the Company. As a result, there can be no assurance that the Company will be able to identify and complete the financing transactions that will permit it to compete successfully. The Company's taxicab rooftop advertising business competes with other taxicab rooftop advertisers, as well as all segments of the out-of-home advertising industry and other types of advertising media, including cable and network television, radio, newspapers, magazines and direct mail marketing. Many of these competitors have greater financial resources than the Company and offer several forms of advertising as well as production facilities. There can be no assurance that the Company will continue to compete with these businesses successfully.

EMPLOYEES

      As of December 31, 2000, the Company employed a total of 172 persons. The Company believes that its relations with all of its employees are good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2000 fiscal year.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our common stock is quoted on the Nasdaq National Market under the symbol "TAXI." Our common stock commenced trading on May 23, 1996. As of March 30, 2001, there were approximately 198 holders of record of Medallion's common stock.

      On March 30, 2001, the last reported sale price of our common stock was $10.13 per share. The following table sets forth the range of high and low closing prices of the common stock as reported on the Nasdaq National Market for the periods indicated. Our common stock has historically traded at a premium to net asset value per share. There can be no assurance, however, that such premium will be maintained.

      The following table sets forth for the periods indicated the range of high and low closing prices for Medallion's common stock on the Nasdaq National
Market:

================================================================================
2000                                                       HIGH            LOW
- --------------------------------------------------------------------------------
First Quarter                                            $     19        $15-3/4
Second Quarter                                           17-15/16         14-1/6
Third Quarter                                              17-3/4         15-1/4
Fourth Quarter                                             17-1/8         11-1/2

1999                                                       HIGH            LOW
- --------------------------------------------------------------------------------
First Quarter                                            $ 21-1/4        $    14
Second Quarter                                             19-5/8         15-1/8
Third Quarter                                              21-3/4         18-1/8
Fourth Quarter                                            21-9/16         17-1/4
================================================================================

      We have distributed and currently intend to continue to distribute 90% of our investment company taxable income to our stockholders. Distributions of our income are generally required to be made within the calendar year the income was earned to maintain our RIC status; however, in certain circumstances distributions can be made up to a full calendar year after the income has been earned. Our Investment Company taxable income includes, among other things, dividends and interest reduced by deductible expenses. Our ability to make dividend payments is restricted by certain asset coverage requirements under the Investment Company Act and is dependent upon maintenance of our status as a RIC under the Code. Our ability to make dividend payments is further restricted by certain financial covenants contained in our credit agreements, by SBA regulations and under the terms of the SBA debentures. We have adopted a dividend reinvestment plan pursuant to which stockholders can have distributions reinvested in additional shares of common stock. There can be no assurances; however, that we will have sufficient earnings to pay such dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

      Summary consolidated financial data

      You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2000, 1999, and 1998. Financial information for the years ended December 31, 1997 and 1996, has been derived from audited financial statements. Prior year amounts have been restated to reflect the pooling of interests with FreshStart.

==========================================================================================================================
                                                                             Year Ended December 31,
                                                  ------------------------------------------------------------------------
(Dollars in thousands, except per share data)         2000            1999            1998           1997       1996 (13)
- --------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data
Investment income                                    $55,356         $44,076         $37,854        $27,658        $12,292
Interest expense                                      28,944          20,988          16,967         10,864          5,328
                                                  ------------------------------------------------------------------------
Net interest income                                   26,412          23,088          20,887         16,794          6,964
Equity in earnings (losses) of
  unconsolidated subsidiary (1)                         (421)           (214)          1,200            203            (63)
Other income                                           3,378           2,247           1,663          1,087            411
Gain on sale of loans                                  2,814           3,014           2,316            336             --
Accretion of negative goodwill                           351             722             722            722            421
Operating expenses                                    22,909          17,470          13,696          6,590          3,042
Amortization of goodwill                                 540             530             506            368            259
Dividends on minority interest                            --              --              --             --           (116)
Income tax provision (benefit)                          (181)             49            (152)          (930)           436
                                                  ------------------------------------------------------------------------
Net investment income                                  9,266          10,808          12,738         11,254          3,880
Realized gain (loss) on investments, net              (3,884)         22,545           1,291             78            558
Change in unrealized appreciation
  (depreciation) of investments (2)                    2,159         (12,259)          2,581          1,929            758
                                                  ------------------------------------------------------------------------
Net increase in net assets                            $7,541         $21,094         $16,610        $13,261         $5,196
  resulting from operations (3)
- --------------------------------------------------------------------------------------------------------------------------
Net investment income per diluted share                $0.64           $0.74           $0.87          $0.88          $0.65
Net investment income per diluted share
  adjusted for acquisition and other
  non-recurring charges (4)                             0.84            0.74            0.98           0.88           0.65
Net increase in net assets resulting from
  operations per diluted share                          0.52            1.44            1.14           1.04           0.87
Dividends declared per share (5)                        1.19            1.27            1.16           0.88           0.34
- --------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding
  Basic                                           14,536,942      14,515,660      14,461,276     12,621,301      5,839,094
  Diluted                                         14,576,183      14,620,437      14,591,045     12,769,394      5,983,352
==========================================================================================================================
Balance Sheet Data
Investments, net of unrealized
  depreciation on investments                       $514,154        $489,567        $408,208       $334,141       $197,104
Total assets                                         560,715         533,924         448,037        362,168        215,277
Notes payable                                        305,700         195,450         120,600        138,750         96,450
Commercial paper                                      24,066          93,984         103,082             --             --
Senior secured notes                                  45,000          45,000              --             --             --
Subordinated SBA debentures                           21,360          22,770          55,360         53,540         38,806
Total liabilities                                    412,982         376,263         292,490        206,306        140,205
Negative goodwill                                         --             351           1,073          1,795            258
Total shareholders' equity                           147,733         157,310         154,474        154,067         74,814
==========================================================================================================================

============================================================================================================================
                                                                                 Year Ended December 31,
                                                            ----------------------------------------------------------------
                                                                2000        1999          1998         1997        1996(13)
============================================================================================================================
Selected Financial Ratios And Other Data
- ----------------------------------------------------------------------------------------------------------------------------
Return on average assets (6)
  Net investment income                                          1.69%       2.20%         3.14%        3.81%        3.32%
  Net increase in net assets resulting from operations           1.38        4.30          4.10         4.49         4.39
  Net increase in net assets resulting from operations           1.95        4.30          4.47         4.49         4.39
    adjusted for acquisition and other non-recurring
    charges (4)
Return on average equity (7)
  Net investment income                                          6.27        6.87          8.25         7.30         5.45
  Net increase in net assets resulting from operations           4.94       13.53         10.77        11.28         7.16
  Net increase in net assets resulting from operations           7.00       13.53         11.74        11.28         7.16
    adjusted for acquisition and other non-recurring
    charges (4)
- ----------------------------------------------------------------------------------------------------------------------------
Weighted average yield, end of period (8)                       10.56        9.91          9.92        10.20(13)    10.98
Weighted average cost of funds, end of period (9)                7.69        7.12          6.49         7.15(13)     7.15
Net interest spread, end of period (10)                          2.87        2.79          3.43         3.05(13)     3.83
Other income ratio (11)                                          0.66        0.46          0.41         0.33         0.21
Operating expense ratio (12)                                     4.09        3.27          3.06         1.82         1.41
- ----------------------------------------------------------------------------------------------------------------------------
Medallion loans as a percentage of total investment             58.21       65.75         70.1 (13)    72.13(13)    68.30
  portfolio
Commercial loans as a percentage of total investment
  portfolio                                                     41.37       33.84         27.10(13)    25.48(13)    30.52
Equity investments as a percentage of total investment
  portfolio                                                      0.41        0.41          2.80         2.24         1.20
- ----------------------------------------------------------------------------------------------------------------------------
Investments to assets (14)                                      91.70       91.69         91.11        92.26        91.56
Equity to assets (15)                                           26.35       29.46         34.48        42.54        33.70
Debt to equity (16)                                            268.14      227.07        180.64       124.81       186.42
============================================================================================================================

      (1)   Equity in earnings (losses) of unconsolidated subsidiary
                  represents the net income (loss) for the period indicated from Medallion's investment in Media.

      (2) Change in unrealized appreciation (depreciation) of investments represents the increase (decrease) for the period in the fair value of Medallion's investments.

      (3) Net increase in net assets resulting from operations is the sum of net investment income, realized gains or losses on investments and change in unrealized appreciation (depreciation) on investments.

      (4) The Company considers net investment income before acquisition and other non-recurring charges to be a more appropriate measure of operating performance; consequently, this calculation represents net investment income plus acquisition-related and other non-recurring charges of $3,140,000 in 2000, and $1,494,000 in 1998, divided by weighted average diluted common shares outstanding.

      (5) Includes $0.36 per share declared on November 17, 2000 and paid on January 12, 2001 to shareholders of record as of December 8, 2000.

      (6) Return on average assets represents the net investment income or net increase in net assets resulting from operations, for the period indicated, divided by average total assets.

      (7) Return on average equity represents the net investment income or net increase in net assets resulting from operations, for the period indicated, divided by shareholders' equity.

      (8) Weighted average yield, end of period represents the end of the year weighted average interest rate on investments at the date indicated.

      (9) Weighted average cost of funds, end of period represents the end of the year weighted average interest rate on debt at the date indicated.

      (10) Net interest spread, end of period represents weighted average yield, end of period less weighted average cost of funds, end of period.

      (11) Other income ratio represents other income, for the year indicated, divided by investments.

      (12) Operating expense ratio represents operating expenses, for the year indicated, divided by total assets.

      (13)  Does not include financial information for Freshstart.

      (14)  Represents total investments divided by total assets as of December
            31.

      (15) Represents total shareholders equity divided by total assets as of December 31.

      (16) Represents total debt (commercial paper, notes payable to banks, senior secured notes, and SBA debentures payable) divided by total shareholders equity as of December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information contained in this section should be read in conjunction with Consolidated Financial Statements and Notes thereto for the years ended December 31, 2000, 1999, and 1998. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section.

GENERAL

      We are a specialty finance company that originates and services loans that finance taxicab medallions and various types of commercial loans. We have a leading position in taxicab medallion financing. Since 1996, we have increased our medallion loan portfolio at a compound annual growth rate of 19% and our commercial loan portfolio at a compound annual growth rate of 38%. Our total assets under our management was approximately $745 million and has grown from $215 million at the end of 1996, a compound annual growth rate of 35%.

      Medallion's loan related earnings depend primarily on its level of net interest income. Net interest income is the difference between the total yield on Medallion's loan portfolio and the average cost of funds. Medallion funds its operations through a wide variety of interest-bearing sources, such as revolving bank facilities, secured commercial paper, senior secured notes and debentures issued to and guaranteed by the SBA.

      Net interest income fluctuates with changes in the yield on Medallion's loan portfolio and changes in the cost of funds, as well as changes in the amount of interest-bearing assets and interest-bearing liabilities held by Medallion. Net interest income is also affected by economic, regulatory and competitive factors that influence interest rates, loan demand and the availability of funding to finance Medallion's lending activities. Medallion, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities.

      Medallion originates loans under the Section 7(a) loan program of the SBA through its wholly owned subsidiary BLL. Up to 75% of the amount of these loans (up to $750,000) are guaranteed by the SBA. Medallion regularly sells the guaranteed portion of these loans in the secondary market and holds the non-guaranteed portion until maturity.

      Medallion also invests in small businesses in selected industries through its subsidiary Medallion Capital. Medallion Capital's investments are typically in the form of secured debt instruments with fixed interest rates accompanied by warrants to purchase an equity interest for a nominal exercise price (such warrants are included in "Equity Investments"). Interest income is earned on the debt investments.

      Realized gains or losses on investments are recognized when the investments are sold or written-off. The realized gains or losses represent the difference between the proceeds received from the disposition of portfolio assets, if any, and the cost of such portfolio assets. In addition, changes in unrealized appreciation or depreciation of investments are recorded and represent the net change in the estimated fair values of the portfolio assets at the end of the period as compared with their estimated fair values at the beginning of the period. Generally, "realized gains (losses) on investments" and "changes in unrealized appreciation (depreciation) of investments" are inversely related. When an appreciated asset is sold to realize a gain, a decrease in the previously recorded unrealized appreciation occurs. Conversely, when a loss previously recorded as an unrealized loss is realized by the sale or other disposition of a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in net unrealized appreciation and an increase in realized loss.

      Medallion's income from the taxicab rooftop advertising business, operated by Media, is reflected on Medallion's books as earnings from an unconsolidated subsidiary. Medallion continues to explore other opportunities in the taxicab and lending industries, including possible strategies to participate directly and/or indirectly in the appreciation of taxicab medallions.

      Trend in Loan Portfolio

      Medallion's investment income is driven by the principal amount of and yields on its loan portfolio. To identify trends in the yields, the portfolio is grouped by medallion loans, commercial loans, and equity investments. Since December 31, 1998, medallion loans, while still making up a significant portion of the total portfolio, have decreased in relation to the total portfolio composition and commercial loans have increased.

      The following table illustrates Medallion's investments at fair value and the weighted average portfolio yields calculated using the contractual interest rates of the loans at the dates indicated:

====================================================================================================================================
                                    December 31, 1998                 December 31, 1999                  December 31, 2000
====================================================================================================================================
                            Contractual                       Contractual                       Contractual
                               Weighted            Percentage    Weighted            Percentage    Weighted              Percentage
                                Average  Principal   of Total     Average  Principal   of Total     Average    Principal   of Total
(In thousands)                    Yield     Amount  Portfolio       Yield     Amount  Portfolio       Yield       Amount  Portfolio
- ------------------------------------------------------------------------------------------------------------------------------------
Medallion loan portfolio         9.03%    $286,232    70.1%        8.91%    $321,901    65.8%        9.22%      $299,303    58.2%
Commercial loan portfolio       12.16      110,837    27.1        11.69      165,654    33.8        12.41        212,721    41.4
Equity investments                 --       11,579     2.8           --        2,012     0.4           --          2,130     0.4
                                         --------------------              ---------------------            ------------------------
Total portfolio                  9.92     $408,648   100.0%        9.91     $489,567   100.0%       10.56       $514,154   100.0%
====================================================================================================================================

Portfolio Summary

      Total Portfolio Yield

      The weighted average yield of the total portfolio at December 31, 2000 was 10.56%, which is an increase of 65 basis points from 9.91% at December 31, 1999. The increase in the total portfolio yield was due to the increased yield of the commercial loan portfolio and the shift in the composition of the portfolio to an increased percentage of commercial loans. The total weighted average portfolio yield decreased 1 basis point to 9.91% at December 31, 1999 from 9.92% at December 31, 1998. This slight decline resulted from the decrease in the yields of the medallion and commercial loan portfolios, but was offset by an increased percentage of commercial loans in Medallion's portfolio. Medallion expects to try to continue increasing both the percentage of commercial loans in the total portfolio and the origination of floating and adjustable-rate loans and non-New York medallion loans.

      Medallion Loan Portfolio

      Medallion loans comprised 58% of the total portfolio of $514 million at December 31, 2000, compared to 66% of the total portfolio of $490 million at December 31, 1999 and 70% of the total portfolio of $409 million at December 31, 1998. The medallion loan portfolio decreased by $22.6 million or 7% in 2000, reflecting a decrease in medallion loan originations, principally in New York City, and Medallion's execution of participation agreements with third parties for $26.1 million of low yielding New York medallion loans. Medallion retains a portion of these participating loans and earns a fee for servicing the loans for the third parties. The decrease was partially offset by increased originations of Chicago and Boston medallion loans.

      The weighted average yield of the medallion loan portfolio at December 31, 2000 was 9.22%, an increase of 31 basis points from 8.91% at December 31, 1999, which was down 12 basis points from 9.03% at December 31, 1998. The increased yield in 2000 primarily reflects Medallion's expansion into markets outside of New York, which produce yields 100 to 300 basis points higher than loans originated in the New York medallion market, offset by the effects of continuing competition in the New York medallion market. At December 31, 2000, 23% of the medallion loan portfolio represented loans outside New York compared to 16% and 11% at year-end 1999 and 1998, respectively. Medallion continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

      Collateral Appreciation Participation Loans

      During the 2000 first half, we originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $30 million, of which $21 million was syndicated to other financial institutions. In consideration for modifications from our normal taxi medallion lending terms, we offered loans at higher loan-to-value ratios and we are entitled to earn additional interest income based upon any increase in the value of all $30 million of the collateral. The fair value of the collateral appreciation participation loan portfolio at December 31, 2000 was $12.1 million, which represented 2% of the total loan portfolio. Additional interest income totaled approximately $3.1 million for 2000, and is included in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets. We believe that the additional interest income recorded is fully realizable through operation of the collateral or orderly sales in the market. As a regulated investment company, Medallion is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments. Medallion feels that it has adequately calculated the fair market value on these investments and relies upon information such as recent and historical medallion sale prices. If there is a decrease in the value of taxicab medallions, the reduction in the value of the investments will be reversed against investment income. The additional interest income is not reflected in the yield calculations shown in the table above.

      Commercial Loan Portfolio

      Since 1997, Medallion has continued to shift the total portfolio mix toward a higher percentage of commercial loans, which historically have had higher yields than its medallion loans. Commercial loans were 41% of the total portfolio at December 31, 2000 compared to 34% and 27% at December 31, 1999 and 1998, respectively. The increase in the commercial loan portfolio was due to strong growth in the SBA Section 7(a) loan program and in the asset-based lending portfolio.

The weighted average yield of the commercial loan portfolio at December 31, 2000 was 12.41%, an increase of 72 basis points from 11.69% at December 31, 1999,which was down 47 basis points from 12.16% at December 31, 1998. The increase in 2000 and the decrease in 1999 primarily reflected a shift in the mix within the commercial portfolio from fixed-rate loans to floating-rate or adjustable-rate loans tied to the prime rate, and the corresponding sensitivity of the yield to movements in the prime rate. Medallion continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. At December 31, 2000, floating-rate loans represented approximately 69% of the commercial portfolio compared to 52% and 28% at December 31, 1999 and 1998. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

      Equity Investments

      Equity Investments were 0.4%, 0.4%, and 2.8% of Medallion's total portfolio at December 31, 2000, 1999, and 1998. Equity investments are comprised of common stock and warrants.

      Trend in Interest Expense

      Medallion's interest expense is driven by the interest rate payable on its LIBOR-based short-term credit facilities with bank syndicates, long-term notes payable and, to a lesser degree, secured commercial paper and fixed-rate, long-term debentures issued to or guaranteed by the SBA.

      The following table provides the interest rates and interest expense of Medallion's major credit facilities for the years ended December 31, 2000, 1999, and1998:

================================================================================
                                                                   Percentage
                                                      Actual        of Total
                                                     Interest       Interest
                          Average Cost of Funds      Expense         Expense
- --------------------------------------------------------------------------------
December 31, 2000
Notes payable to banks            7.77%            $14,034,234        48.5%
Commercial paper                  7.25               9,827,886        34.0
Senior secured notes              7.31               3,287,459        11.4
SBA debentures                    7.99               1,794,081         6.1
                          ======================================================
Total                             7.54             $28,943,660       100.0%
- --------------------------------------------------------------------------------
December 31, 1999
Notes payable to banks            6.97%        $     9,143,232        43.6%
Commercial paper                  5.82               7,171,459        34.2
Senior secured notes              7.95               1,512,684         7.2
SBA debentures                    7.44               3,160,314        15.0
                          ======================================================
Total                             6.64             $20,987,689       100.0%
- --------------------------------------------------------------------------------
December 31, 1998
Notes payable to banks            7.15%        $     9,297,673        54.8%
Commercial paper                  6.21               3,555,769        21.0
SBA debentures                    8.14               4,113,515        24.2
                          ======================================================
Total                             7.13             $16,966,957       100.0%
================================================================================

      In recent years, Medallion has reduced its reliance on SBA financing in favor of bank debt and other funding sources. Medallion will continue to seek SBA funding, however to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, Medallion plans to limit its use of SBA funding to the subsidiary level to fund loans that qualify under the SBIA and SBA regulations. Further, Medallion believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt and secured commercial paper has generally decreased its interest expense, but has also increased Medallion's exposure to the risk of increases in market interest rates, which Medallion attempts to mitigate with certain hedging strategies. At December 31, 2000 and December 31, 1999, short-term LIBOR-based debt including commercial paper constituted 83.2% and 81.0% of total debt, respectively.

      Medallion's cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix and changes in the levels of average borrowings outstanding. Medallion incurs LIBOR-based debt for terms generally ranging from 1 to 180 days. Medallion's debentures issued to or guaranteed by the SBA typically have initial terms of ten years. Medallion's cost of funds reflects changes in LIBOR to a greater degree than in the past because LIBOR-based debt represents a greater proportion of Medallion's debt. Medallion measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. Medallion analyzes its cost of funds in relation to the average of the 90- and 180-day LIBOR (the "LIBOR Benchmark"). Medallion's average cost of funds for 2000 was 7.54%, up from 6.64% in 1999, reflecting the higher rate environment resulting from the series of rate increases initiated by the Federal Reserve Board.

      During December 2000, Medallion's outstanding commercial paper began to mature and was replaced by draws on the notes payable to banks at a cost of approximately 7.83%, as compared to a cost of 7.10% under the commercial paper program. The commercial paper was not renewed as a result of the loss of a credit rating due to the merger of the two rating agencies providing credit ratings to Medallion and due to the remaining rating agency placing Medallion's rating on negative credit watch.

      Taxicab Advertising

      In addition to its finance business, Medallion also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media's revenue is affected by: the number of taxicab rooftop advertising displays, currently showing advertisements, and the rate charged customers for those displays. At December 31, 2000, Media had approximately 10,000 installed displays. Medallion expects that Media will continue to expand its operations by entering new markets on its own or through acquisition of existing taxicab rooftop advertising companies. Although Media is a wholly-owned subsidiary of Medallion, its results of operations are not consolidated with Medallion's operations because the Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies with investment companies.

      On August 7, 2000, Media entered into an agreement for up to ten years with Yellow Cab Service Corp., the taxi division of Coach USA, the leading taxi and bus charter company in the U.S., to sell advertising space on the top of over 2,300 taxicabs throughout the United States. Going forward, as Coach USA acquires taxi companies around the U.S., Media will have the right to place advertisements on top of those taxis as well.

      On August 30, 2000, Media purchased all the assets of Out There Media L.L.C. ("Out There"), a privately held company headquartered in Cleveland. Out There has the right to place an advertisement on top of more than 250 taxis in Cleveland, Columbus, and Toledo, and has contracts with some of the largest taxi fleets in these cities.

      On February 8, 2001, we announced that Media entered into an agreement to acquire Taxi Media Network, the largest taxicab advertising company in Japan, which holds the rights to provide advertising on 7,000 taxis in Japan. The transaction is subject to due diligence reviews and other customary closing conditions.

      Factors Affecting Net Assets

      Factors that affect Medallion's net assets include, net realized gain or loss on investments and change in net unrealized appreciation or depreciation of investments. Net realized gain or loss on investments is the difference between the proceeds derived upon sale or foreclosure of a loan or an equity investment and the cost basis of such loan or equity investment. Change in net unrealized appreciation or depreciation of investments is the amount, if any, by which Medallion's estimate of the fair value of its investment portfolio is above/below the previously established fair value or the cost basis of the portfolio. Under the 1940 Act and the SBIA, Medallion's loan portfolio and other investments must be recorded at fair value.

      Unlike certain lending institutions, Medallion is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of our loan portfolio to reflect Medallion's estimate of the current value of the total loan portfolio. Since no ready market exists for Medallion's loans, fair value is subject to the good faith determination of Medallion. In determining such fair value, Medallion and its Board of Directors takes into consideration factors such as the financial condition of its borrowers and the adequacy of its collateral. Any change in the fair value of portfolio loans or other investments as determined by Medallion is reflected in net unrealized depreciation or appreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income.

      Consolidated Results of Operations

For the Years Ended December 31, 2000 and 1999.

      The 2000 year was a year of maturity for the Company as cumulative growing pains from prior years were addressed and the Company began a new commitment to operational and financial excellence. Steps taken included the resolution of the material weaknesses identified from the 1999 financial audit, the hiring of a strong new cadre of senior management, the initiating of a dialogue with the Company's lending syndicates as to borrowing conditions, and the reassessment of strategic initiatives both underway and anticipated in the future. As a result of this process, the Company recorded adjustments against net investment income of $3.1 million reflecting a number of one-time adjustments relating to acquisition-related matters ($1.8 million), the termination of certain capital markets activities ($0.8 million), and the costs of amending our borrowing agreements with our bank group ($0.5 million).

      As reported, net increase in net assets resulting from operations was $7.5 million or $0.52 per share in 2000, a decrease of $13.6 million or 64% from $21.1 million or $1.44 per share in 1999, primarily reflecting the one-time adjustments described above and the impact of the Radio One, Inc. investment gain of $17.8 million recorded in 1999 as a result of Radio One's initial public offering completed during the three months ended June 30, 1999. Adjusting for the effects of these unusual items, net increase in net assets resulting from operations was $10.7 million or $0.73 per share in 2000, compared to $3.3 million or $0.23 per share in 1999, an increase of $7.4 million or 224%, reflecting increased net interest and non-interest income, complemented by a sharp reduction in net unrealized depreciation on investments, partially offset by an increase in operating expenses. Return on average assets and return on average equity for 2000 were 1.38% and 4.94% (1.95% and 7.00% adjusted for the unusual items), respectively, compared to 4.30% and 13.53% (0.68% and 2.14% adjusted for the Radio One investment gain) for 1999.

      Investment income was $55.4 million in the year, up $11.3 million or 26% from $44.1 million in 1999. The increase compared to 1999 reflected both the higher level of interest rates in the economy during 2000 and the increased level of loans, coupled with additional interest income recorded on the collateral appreciation participation loans. Net investments grew $24.6 or 5% to $514.2 million in 2000 from $489.6 million in 1999.

      The yield on the total portfolio at December 31, 2000 was 10.56%, an increase of 65 basis points compared with a yield of 9.91% a year-ago. The increase primarily reflects the series of rate hikes initiated by the Federal Reserve bank during late 1999 and continuing through most of 2000. The impact of the higher yield increased investment income by approximately $3.3 million in 2000. Also impacting the improvement in investment income was the continuing movement of portfolio composition towards higher-yielding commercial loans from lower-yielding medallion loans. Yields on medallion loans at year-end were 9.22% (up from 8.91% in 1999), and the yields on commercial loans were 12.41% at year-end (up from 11.69% in 1999). As rates began to rise, management made a conscious effort to sell or not renew these typically fixed, lower-rate medallion loans and replace them with floating, higher-rate commercial loans.

      Medallion loans were $299.3 million at December 31, 2000, down $22.6 million or 7% from $321.9 million in 1999, primarily reflecting a reduction in New York City medallion loans, partly offset by increased medallion loans in other markets, especially in Chicago and Boston. The commercial loan portfolio was $212.7 million at year-end, compared to $165.7 million a year earlier, an increase of $47.1 million or 28%. The increases were in most commercial lending categories, including $13.6 million in the asset-based lending business and $8.6 million in the SBA 7(a) lending program. The balance of the commercial loan increase was spread amongst many generic commercial lending categories, including restaurants, real estate, mezzanine financing, and other small business pursuits.

      During the 2000 first half, we originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $30.0 million, of which $21.0 million was syndicated to other financial institutions. In consideration for modifications from our normal taxi medallion lending terms, we offered loans at higher loan-to-value ratios, and we are entitled to earn additional interest income based upon any increase in the value of the taxi medallion collateral on the entire $30.0 million portfolio. The value of Chicago taxi medallions increased during 2000, and accordingly, additional interest of $3.1 million was recorded as investment income for 2000.

      Interest expense was $28.9 million in 2000, up $8.0 million or 38% compared to 1999, primarily reflecting increased borrowing levels, coupled with the impact of an increased interest rate environment. During 2000, Medallion completed the leveraging of its equity base by essentially fully drawing down the existing bank lines of credit, resulting in an increase in debt outstanding of $39.0 million or 11% to $396.1 million. The increase in average debt outstanding was $67.8 million, a 21% increase compared to 1999. In addition to the higher borrowing levels, Medallion's debt is primarily tied to floating rate indexes, which rose during most of 2000. As a result, the average cost of funds was 7.54% in 2000, compared to 6.64% in 1999, a 14% increase of 90 basis points. Approximately 83% of Medallion's debt is short-term and floating rate, up slightly from 81% in 1999.

      Net interest income was $26.4 million for 2000, up $3.3 million or 14% from 1999, primarily reflecting the additional interest recorded on the collateral appreciation participation loans. Excluding those amounts, net interest income was up $0.2 million or 1%, reflecting the relatively greater increase in the level of debt outstanding compared to the growth in the loan portfolio, coupled with a reduction in the net interest spread from the increase in borrowing costs which outpaced the increase in yield on the loan portfolio.

      Medallion had gains on the sale of the guaranteed portion of SBA 7(a) loans of $2.8 million in 2000, down $0.2 million or 7% from $3.0 million in 1999. During 2000, $51.1 million of loans were sold under the SBA program compared to $53.8 million during 1999. The decline in gains on sale reflected a decrease in loans sold of $2.7 million or 5%, along with a decrease in the level of market-determined premiums received on the sales. Equity in earnings (losses) of unconsolidated subsidiary reflects the operations of the Media division of Medallion. The losses of $0.4 million in 2000 increased $0.2 million from losses of $0.2 million in 1999, and reflected the greater costs associated with the rapid increase in tops under contract and cities serviced, which outpaced the $1.3 million or 13% increase in revenue. During 2000, vehicles under contract increased 3,500 or 55% to 9,900 from 6,400 in 1999. Negative goodwill was fully accreted during 2000, and accordingly, accretion of $0.4 million in 2000 declined from $0.7 million in 1999. Other income of $3.4 million increased $1.2 million from $2.2 million in 1999, primarily reflecting an increase of $0.6 million in servicing fee income, as well as increases in prepayment fees, late charges, and other miscellaneous income.

      Non-interest expense was $23.4 million, up $5.4 million or 30%, from $18.0 million in 1999. Included in the amounts for 2000 were $1.1 million of costs related to the Freshstart acquisition, and write-offs of $0.9 million for costs related to acquisitions that were terminated during the year, $0.5 million of other costs associated with capital markets activities, $0.3 million related to a spin-off of an operating division that was terminated, and $0.3 million related to a postponed asset securitization. Excluding these amounts, non-interest expense was $20.3 million, up $2.3 million or 13% from 1999. Salaries and benefits expense of $10.5 million was up $0.9 million or 9%, reflecting normal salary increases and the impact of new senior management hires. Professional fees of $2.6 million were up $0.7 million or 40% from $1.9 million in 1999 (up $0.2 million or 13% excluding the write-offs of certain of the costs described above), reflecting higher audit costs in 2000, and consultation on systems development and a variety of business development initiatives. Merger-related expense of $1.8 million in 2000 reflects the costs associated with the Freshstart merger and the write-off of costs capitalized in connection with two acquisitions that were contracted in 2000, but which were subsequently terminated. Amortization of goodwill was $0.5 million in 2000, essentially unchanged from 1999. Administration and advisory fees were $0.1 million in 2000, down $0.1 million or 54% from $0.2 million in 1999, reflecting the completion of the advisory services contract. Other operating expenses of $7.9 million were up $2.2 million or 38% (up $1.3 million or 23% excluding the write-offs of certain of the costs described above) from $5.7 million in 1999. The increase was generally spread among many operating areas of the Company, and included write-offs related to a general cleanup of operations, increased rent, and higher depreciation, advertising, bank charges, and miscellaneous other operating expenses.

      As reported, net investment income after taxes in 2000 was $9.3 million, down $1.5 million or 14% from net investment income of $10.8 million in 1999, reflecting the results of operations described above. Excluding the impact of the unusual items previously mentioned, net investment income after taxes was $12.4 million, up $1.6 million or 15% from 1999.

      Net unrealized appreciation on investments was $2.2 million in 2000, compared to net unrealized depreciation of $12.3 million in 1999, an increase of $14.4 million. Unrealized appreciation/(depreciation) arises when Medallion makes valuation adjustments to the investment portfolio. When investments are sold or written-off, any resulting realized gain/(loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The increase in 2000 activity primarily resulted from the reversal of unrealized depreciation related to realized losses of $2.3 million compared to 1999 activity which included the reversal of unrealized appreciation related to the Radio One gain in 2000 of $5.4 million, along with a net increase in unrealized depreciation of $6.9 million in 1999.

      Net realized loss on investments in 2000 was $3.9 million, compared to a net gain of $22.4 million in 1999, a decrease of $26.4 million. Most of the decrease related to the 1999 sale of Medallion's Radio One equity investment, which resulted in a realized gain of $23.1 million. Aside from Radio One, Medallion sold another equity investment in 2000, which resulted in a loss of $1.3 million. The balance of the increase in 2000 of $2.0 million represented the write-off of various commercial loans that had previously been fully written down through the quarterly valuation adjustment process

      Medallion's net realized/unrealized loss on investments in 2000 was $1.7 million, which primarily reflected losses on commercial loans, compared to a net realized/unrealized loss in 1999 of $7.5 million (excluding the Radio One transaction) which primarily represented increased valuation allowances for commercial loans.

For the Years ended December 31, 1999 and 1998

      For the year ended December 31, 1999, net increase in net assets resulting from operations was positively impacted by growth in the loan portfolio and an increase in realized gains from the sale of common and preferred stock warrants, offset by an increase in interest and operating expenses.

      Investment income increased $6.2 million or 16% in 1999 compared to 1998. The Company's investment income reflects the positive impact of portfolio growth during the year. Total portfolio growth was $81 million or 20% from $409 million at December 31, 1998 to $490 million at December 31, 1999. The overall increase in investment income of $6.2 million was primarily the result of higher outstanding loan levels with a higher percentage of loans in the commercial installment-lending portfolio, which generated higher yields than medallion loans. The lower yield on the medallion portfolio partially offset the increase in the investment income

      Total loan originations, net of participations, increased by $45.6 million or 17.7% to $303.3 million in 1999, compared to $257.7 million in 1998.

      The weighted average end of period yield of the entire portfolio was essentially unchanged at 9.91% at December 31, 1999 compared to 9.92% at December 31, 1998. The medallion loan portfolio yield at year end was 8.91%, compared to 9.03% in 1998, a decrease of 12 basis points caused by a reduction in yields due to increased competition and refinancing by borrowers at lower rates. The commercial portfolio yield declined 47 basis points to 11.69% from 12.16% in 1998 reflecting a shift in the number of loans tied to prime (at lower yields) as a percentage of the commercial portfolio, compared to the older higher yielding fixed rate loans. In addition, the current interest rate environment was such that the Company shortened maturity dates on new loans. Shorter maturity loans typically have lower rates than longer maturity loans, however, the shorter maturity dates helps reduce the Company's interest rate risk exposure.

      The Company's 1999 interest expense was $21 million, an increase of $4.0 million or 24% from 1998. The Company's end of period average cost of funds increased 63 basis points to 7.12% from 6.49% at December 31, 1998. The increase was caused by an 80 basis point increase in the LIBOR Benchmark. Also contributing to the increase in cost of funds end of period was an increase in the Company's issuance of LIBOR based bank debt, in place of commercial paper, which was generally priced approximately 40-50 basis points higher than the Company's commercial paper. Average total borrowings increased $78 million or 33% to $316 million in 1999, producing interest expense of $21 million at a weighted average interest rate of 6.64% compared to $238 million in 1998, which produced interest expense of $17 million at a weighted average interest rate of 7.13%. The weighted average interest rates include commitment fees and amortization of premiums on existing interest rate cap agreements. The percentage of the Company's short-term LIBOR based secured indebtedness including secured commercial paper increased slightly as a percentage of total indebtedness to 81.0% at December 31, 1999 from 80.2% at December 31, 1998.

      The increase in the net interest income was primarily the result of the net increase in the principal outstanding in both the medallion and commercial loan portfolios in 1999 over 1998 of $36 million and $55 million respectively.

      In 1999, Media generated net income of $258,000, which included approximately $473,000 of revenue from taxi top advertising sales to the Company, compared to $1.2 million in 1998. The decline is primarily the result of higher cost of goods sold and operating expenses. Advertising revenue increased $2.4 million or 31.2% to $9.9 million in 1999 up from $7.5 million in 1998. Display rental costs increased $1.9 million or 76.6% to $4.3 million in 1999 from $2.4 million in 1998. This resulted in a gross margin in 1999 of approximately $5.6 million or 56.9% of advertising revenue compared to $5.1 million or 67.9% in 1998. The increase in advertising revenue and display rental cost is directly related to the increase in the number of Displays owned by Media. The number of Displays owned by Media increased 1,200 or 23% to approximately 6,400 at December 31, 1999. The $2.4 million increase in revenue was partially offset by the shortfall in revenue resulting from the elimination of higher priced tobacco advertising with initially lower priced replacement contracts and a related lower average display occupancy in 1999 of 81.4% down from 100% in 1998. Total operating expense increased by $2.1 million in 1999 primarily due to increases in the following expense categories: salary and benefits of $700,000, commission of $209,000, office supplies of $63,000, travel and entertainment of $312,000. These increases reflect the growth and expansion of the business.

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

      The Company's other income increased $583,000 or 35% to $2.2 million in 1999. Other income was primarily derived from servicing fee income, late charges, prepayment fees and miscellaneous income. Approximately $320,000 of the increase is due to growth in servicing fee income on the guaranteed portion of SBA loans sold in the secondary market. Prepayment fees are heavily influenced by the level and volatility of interest rates and competition. Accretion of negative goodwill was $722,000 in 1999 and 1998.

      The Company's non-interest expenses increased $3.8 million or 27% to $18 million in 1999. Salary and benefits increased $3.8 million or 66%, other operating expenses totaled $5.7 million for an increase of $692,000 or 14% and professional fees increased $775,000 or 71% to $1.9 million. The increase in salary and benefits of $3.8 million relates to: the full year impact of 1998 staff changes, higher commissions, salary adjustments, changes which lower the recording of deferred loan origination costs, the full year impact of the Medallion Business Credit operation which was partially in operation during 1998, higher accruals related to special bonus payouts, and one time severance expense related to the Chief Operating Officer's departure. Other operating expenses increase of $692,000 was primarily the result of $250,000 expense related to expenses incurred in reviewing the conversion of the Company's loan system. The increase in professional fees related to expenses incurred in reviewing potential acquisition candidates. The operating expense ratio increased to 3.3% for 1999 from 3.1% for 1998. The operating expense ratio is computed as non-interest expenses divided by total assets. The amortization of goodwill was $530,000 in 1999, compared to $506,000 in 1998, and primarily related to acquisitions in connection with the initial public offering in 1996.

      Net investment income was $10.8 million in 1999, a decrease of $1.9 million or 15% from $12.7 million in 1998. The decrease was attributable to the $4.0 million increase in interest expense due to a higher cost of funds in 1999, higher non-interest expenses of $3.8 million, offset by an increase in investment income and non interest income of $6.2 million and $133,000 respectively.

      The change in net unrealized depreciation in 1999 was $12.3 million as compared to a change in net unrealized appreciation of $2.6 million in 1998. This change results from approximately $5.4 million of net unrealized depreciation that was recognized when Radio One stock owned by the Company was sold which offset the previously recognized unrealized appreciation, and approximately $6.5 million of net unrealized depreciation from additional loan loss reserves recorded.

      The Company had an increase in realized net gain on investments of $21.3 million from $1.3 million in 1998 to $22.6 million in 1999. The increase in realized gains was the result of the sale of Radio One stock held by the Company.

      Net increase in net assets resulting from operations was $21.1 million in 1999, an increase of 4.5 million or 27% over the $16.6 million earned in 1998. The increase was attributable to the positive impact of portfolio growth, an increase in realized gains offset by an increase in operating expenses and an increase in unrealized depreciation. Return on assets and return on equity for the year ended December 31, 1999, were 4.3% and 13.53%, respectively, compared to 4.1% and 10.77% for the year ended December 31, 1998.

ASSET/LIABILITY MANAGEMENT

      Interest Rate Sensitivity

      Medallion, like other financial institutions, is subject to interest rate risk to the extent its interest-earning assets (consisting of medallion loans and commercial loans) reprice on a different basis over time in comparison to its interest-bearing liabilities (consisting primarily of credit facilities with bank syndicates, secured commercial paper, senior secured notes and subordinated SBA debentures).

      A relative measure of interest rate risk can be derived from Medallion's interest rate sensitivity gap. The interest rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities, which mature and/or reprice within specified intervals of time. The gap is considered to be positive when repriceable assets exceed repriceable liabilities and negative when repriceable liabilities exceed repriceable assets. A relative measure of interest rate sensitivity is provided by the cumulative difference between interest sensitive assets and interest sensitive liabilities for a given time interval expressed as a percentage of total assets.

      Medallion's interest rate sensitive assets were $532.9 million and interest rate sensitive liabilities were $396.1 million at December 31, 2000. The one-year cumulative interest rate gap was negative $136.8 million, or 25.7% of interest rate sensitive assets.

      Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates. Abrupt increases in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at the higher prevailing interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. This mismatch between maturities and interest rate sensitivities of our interest-earning assets and interest-bearing liabilities results in interest rate risk.

      The effect of changes in interest rates is mitigated by regular turnover of the portfolio. Based on past experience, Medallion anticipates that approximately 40% of the portfolio will mature or be prepaid each year. Medallion believes that the average life of its loan portfolio varies to some extent as a function of changes in interest rates. Borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment because the interest rate payable on the borrower's loan is high relative to prevailing interest rates. Conversely, borrowers are less likely to prepay in a rising interest rate environment.

      The following schedule of principal payments sets forth at December 31, 2000 the amount of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated. The principal amount of medallion loans and commercial loans are assigned to the time frames in which such principal amounts are contractually obligated to be paid. Medallion has not reflected an assumed annual prepayment rate for medallion loans or commercial loans in this table.

===================================================================================================================================
                                                     More Than     More Than    More Than    More Than
                                                         1 and         2 and        3 and        5 and
                                       Less Than     Less Than     Less Than    Less Than    Less Than
(Dollars in thousands)                    1 Year       2 Years       3 Years      5 Years      6 Years     Thereafter       Total
===================================================================================================================================
Earnings Assets

Medallion and commercial fixed-rate
loans                                    $25,513       $71,760       $73,451     $162,408       $4,882       $27,408     $365,422
Variable-rate loans                      151,789            --            --           --           --            --      151,789
Cash                                      15,653            --            --           --           --            --       15,653
- -----------------------------------------------------------------------------------------------------------------------------------
Total earning assets                     192,955        71,760        73,451      162,408        4,882        27,408      532,864
- -----------------------------------------------------------------------------------------------------------------------------------
Liabilities
Revolving line of credit                 305,700            --            --           --           --            --      305,700
Commercial paper                          24,066            --            --           --           --            --       24,066
SBA debentures                                --         1,300            --        1,040        7,750        11,270       21,360
Senior secured notes                          --            --            --       45,000           --            --       45,000
- -----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                        329,766         1,300            --       46,040        7,750        11,270      396,126
- -----------------------------------------------------------------------------------------------------------------------------------
Interest rate gap                       (136,811)       70,460        73,451      116,368       (2,868)       16,138     $136,738
- -----------------------------------------------------------------------------------------------------------------------------------
Cumulative interest rate gap           $(136,811)     $(66,351)       $7,100     $123,468     $120,600      $136,738           --
===================================================================================================================================

      Interest Rate Cap Agreements

      Medallion seeks to manage the exposure of the portfolio to increases in market interest rates by entering into interest rate cap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures.

      We entered into an interest rate cap agreements limiting our maximum LIBOR exposure on our revolving credit facility in accordance with the terms shown in the following table:

==============================================================================
                                   Libor          Effective          Maturity
        Amount                      Rate            Date               Date
- ------------------------------------------------------------------------------
     $20,000,000                     7.0%           4/7/98            3/30/01
      10,000,000                     6.5            7/6/99             7/6/01
      10,000,000                     6.5            7/6/99             7/6/01
      10,000,000                    7.25           6/22/00            6/24/02
==============================================================================

      Total premiums paid under the interest rate cap agreements are being amortized over the respective terms of the agreements. Medallion will seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating and purchasing, if appropriate, additional derivatives, and by revising, if appropriate, its overall level of asset and liability matching.

      In addition, Medallion manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as five year senior secured notes and subordinated SBA debentures. Medallion currently has outstanding $45 million of senior secured notes maturing June 1, 2004, at a fixed interest rate of 7.20% and SBA debentures in the principal amount of $21.4 million with a weighted average interest rate of 7.28%. At December 31, 2000, these notes and debentures constituted 11.4% and 5.4% of Medallion's total indebtedness respectively.

      Liquidity and Capital Resources

      Our sources of liquidity are credit facilities with bank syndicates, senior secured notes, long-term SBA debentures that are issued to or guaranteed by the SBA, our secured commercial paper program and loan amortization and prepayments. As a RIC, we distribute at least 90% of our investment company taxable income; consequently, we primarily rely upon external sources of funds to finance growth. At December 31, 2000, our $396.1 million of outstanding debt was comprised as follows: 77.2% bank debt, substantially all of which was at variable effective interest rates with an weighted average interest rate of 7.83%, 6.1% secured commercial paper with an annual weighted average interest rate of 7.10%, 11.4% long-term senior secured notes fixed at an interest rate of 7.20%, and 5.4% subordinated SBA debentures, with fixed-rates of interest with an annual weighted average rate of 7.28%. Medallion is eligible to seek SBA funding and will seek such funding when the rates presented are advantageous In March 2001, we applied for $72.0 million of additional funding with the SBA ($108.0 million to be committed by the SBA, subject to our raising of additional equity capital.) This application is currently under review, although no assurance can be given that such funding will be obtained. Since SBA financing subjects its recipients to certain regulations, Medallion will seek funding at the subsidiary level to maximize its benefits.

      Currently, Medallion has fully drawn down its existing bank lines of credit. Medallion has observed a practice of minimizing credit facility fees associated with the unused component of credit facilities by keeping the unused component as small as possible and periodically increasing the amounts available under such credit facilities only when necessary to fund portfolio growth. Additionally, Medallion's lead member in the lending syndicate has approximately doubled its exposure to Medallion and MFC to $95 million as a result of a merger between such lead member and another bank in the lending syndicate in September 2000. This bank has asked Medallion to find an additional participant to reduce its exposure. Medallion is actively seeking new members for the lending syndicate. As a result, Medallion is currently unable to expand its borrowing lines until new banks join the lending syndicate or a debt offering is completed. This has limited Medallion's ability to fund its originally planned level of loan originations.

      Medallion's bank and commercial paper facilities are subject to periodic reviews by the lending syndicate funding the borrowings and are also subject to certain covenants and restrictions. As of December 31, 2000, we were in negotiations with both the Bank group and the lenders of our senior secured notes on amendments to our existing loan agreements. These amendments, which were finalized on March 30, 2001, granted Medallion a waiver of compliance with certain provisions, clarified and revised certain provisions of the agreements related to business activities and financial covenants at Medallion and MFC, and adjusted the rate of interest paid on the notes. As of the effective date of the amendments, Medallion believes it and MFC are in compliance with the requirements of the credit facilities, as amended, and expect to remain in compliance with the amended credit facilities for the forseeable future. Medallion, MFC, and their lenders have initiated discussions as to the next renewal of the existing bank loans which mature in June and September, 2001. Although, there can be no assurances, the Company expects a satisfactory result from these discussions.

      On November 22, 2000, Fitch IBCA placed Medallion's "BBB" senior secured debt rating and "F2" secured commercial paper rating on negative watch. In addition, in December 2000, Medallion's other rating agency, Thompson's Bankwatch, was acquired by Fitch IBCA, leaving it with only one commercial paper rating. Primarily as a result of these factors, a substantial portion of Medallion's commercial paper did not rollover and has subsequently been replaced by Medallion's bank facility. On January 18, 2001, Fitch IBCA lowered our senior secured debt rating and secured commercial paper rating to "BB+" and "B", respectively, and removed them from negative watch.

      Medallion believes that its bank credit facilities and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing operations of Medallion's loan portfolio and advertising business. Nevertheless, Medallion continues to explore additional options, which may increase available funds for Medallion's growth and expansion strategy. In addition, to the application for SBA funding described above, these financing options would provide additional sources of funds for both external expansion and continuation of internal growth.

      We are working with investment banking firms to investigate the viability of a number of other financing options which include an equity offering of securities, the sale or spin-off of certain assets or divisions, and the development of a securitization conduit program. These financing options would also provide additional sources of funds for both external expansion and continuation of internal growth. If none of these financing options occur, management believes liquidity would still be adequate to fund the continuing operations of Medallion's loan portfolio and advertising business. Deferred costs related to these financing options was approximately $173,000 as of December 31, 2000 and were included in other assets on Medallion's consolidated balance sheets.

      The following table illustrates sources of available funds for Medallion and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rate at December 31, 2000:

==================================================================================================================================
                                        Medallion
(Dollars in thousands)                  Financial          MFC      BLL         MCC           MBC        FSVC            Total
- ----------------------------------------------------------------------------------------------------------------------------------
Cash                                       $4,903         $4,584   $1,155        $1,890     $2,375           $746          $15,653
Revolving lines of credit(1)              110,000        220,000       --            --         --          3,500          333,500
Amounts available                           3,500            234       --            --         --             --            3,734
Amounts outstanding                       106,500        195,700       --            --         --          3,500          305,700
Average interest rate                        8.09%          7.68%      --            --         --           8.38%            7.83%
Maturity                                     9/01           6/01       --            --         --         Demand      6/01 - 9/01
Commercial paper                               --         24,066       --            --         --             --           24,066
Average interest rate                          --           7.10%      --            --         --             --             7.10%
Maturity                                       --           6/01       --            --         --             --             6/01
SBA debentures                                 --             --       --        10,500         --         10,860           21,360
Average interest rate                          --             --       --          7.08%        --           7.47%            7.28%
Maturity                                       --             --       --   3/06 - 6/07         --   12/02 - 9/07     12/02 - 9/07
Senior secured notes                           --         45,000       --            --         --             --           45,000
Average interest rate                          --           7.20%      --            --         --             --             7.20%
Maturity                                       --    6/04 - 9/04       --            --         --             --      6/04 - 9/04
                                   -----------------------------------------------------------------------------------------------
Total cash and
  amounts available
  under credit facilities                  $8,403         $4,818   $1,155        $1,890     $2,375           $746          $19,387
==================================================================================================================================
Total debt outstanding                   $106,500       $264,766      $--       $10,500        $--        $14,360         $396,126
==================================================================================================================================

(1) Commercial paper outstanding is deducted from revolving credit lines available as the line of credit acts as a liquidity facility for the commercial paper.
- --------------------------------------------------------------------------------

      Loan amortization, prepayments, and sales also provide a source of funding for Medallion. Prepayments on loans are influenced significantly by general interest rates, medallion loan market rates, economic conditions, and competition. Medallion loan prepayments have slowed since early 1994, initially because of increases, and then stabilization, in the level of interest rates, and more recently because of an increase in the percentage of medallion loans, which are refinanced with Medallion rather than through other sources of financing. Loan sales are a major focus of the SBA Section 7(a) loan program conducted by BLL, which is primarily set up to originate and sell loans. Increases in SBA 7(a) loan balances in any given period generally reflect timing differences in selling and closing transactions.

      On June 1, 1999, MFC issued $22.5 million of Series A senior secured notes that mature on June 1, 2004, and on September 1, 1999, MFC issued $22.5 million of Series B senior secured notes that mature on September 1, 2004 (together, the Notes). The Notes bear a fixed rate of interest of 7.2% and interest is paid quarterly in arrears. The Notes rank pari passu with the revolvers and commercial paper through inter-creditor agreements The proceeds of the Notes were used to prepay certain of the Company's outstanding SBA debentures. See also description of amendments referred to above.

      Media funds its operations through internal cash flow and inter-company debt. Media is not a RIC and, therefore, is able to retain earnings to finance growth.

INVESTMENT CONSIDERATIONS

Interest rate fluctuations may adversely affect the interest rate spread we receive on our taxicab medallion and commercial loans.

      Because we borrow money to finance the origination of loans, our income is dependent upon the difference between the rate at which we borrow funds and the rate at which we loan funds. While the loans in our portfolio in most cases bear interest at fixed-rates or adjustable-rates, we finance a substantial portion of such loans by incurring indebtedness with floating interest rates. As short-term interest rates rise, our interest costs increase, decreasing the net interest rate spread we receive and thereby adversely affect our profitability. Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate caps, general rises in interest rates will tend to reduce our interest rate spread in the short term. In addition, we rely on our counterparties to perform their obligations under such interest rate caps.

A decrease in prevailing interest rates may lead to more loan prepayments, which could adversely affect our business.

      A borrower is likely to exercise prepayment rights at a time when the interest rate payable on the borrower's loan is high relative to prevailing interest rates. In a lower interest rate environment, we will have difficulty re-lending prepaid funds at comparable rates, which may reduce the net interest spread we receive.

Lending to small businesses involves a high degree of risk and is highly speculative.

      Our commercial loan activity has increased in recent years. Lending to small businesses involves a high degree of business and financial risk, which can result in substantial losses and should be considered speculative. Our borrower base consists primarily of small business owners that have limited resources and that are generally unable to achieve financing from traditional sources. There is generally no publicly available information about these small business owners, and we must rely on the diligence of our employees and agents to obtain information in connection with our credit decisions. In addition, these small businesses often do not have audited financial statements. Some smaller businesses have narrower product lines and market shares than their competition. Therefore, they may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in these businesses.

Our borrowers may default on their loans.

      We primarily invest in and lend to companies that may have limited financial resources. Numerous factors may affect a borrower's ability to repay its loan, including:

      o     the failure to meet its business plan;

      o     a downturn in its industry or negative economic conditions;

      o the death, disability or resignation of one or more of the key members of management; or

      o the inability to obtain additional financing from traditional sources.

      Deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in the collateral for the loan. Expansion of our portfolio and increases in the proportion of our portfolio consisting of commercial loans could have an adverse impact on the credit quality of the portfolio.

Because we must distribute our income, we have a continuing need for capital.

      We have a continuing need for capital to finance our lending activities. Our current sources of liquidity are the following:

      o     bank credit facilities;

      o     senior secured notes;

      o     sales of participations in loans;

      o fixed-rate, long-term SBA debentures that are issued to or guaranteed by the SBA;

      o     a secured commercial paper program; and

      o     loan amortization and prepayments.

      As a RIC, we distribute at least 90% of our investment company taxable income. Consequently, we primarily rely upon external sources of funds to finance growth. At December 31, 2000, we had fully drawn all capacity available under our $334 million bank credit facilities at variable effective rates of interest averaging below the prime rate. We minimize credit facility fees associated with the unused component of credit facilities by keeping the unused component as small as possible and periodically increasing the amounts available under the credit facilities only when necessary to fund portfolio growth. In addition, we are eligible to seek SBA funding. In the event that we seek SBA funding, no assurance can be given that the funding will be obtained.

We may have difficulty raising capital to finance our planned level of lending operations.

      We may have difficulty raising the capital necessary to finance our planned level of lending operations. During December 2000, our outstanding commercial paper began to mature and was replaced by draws on the notes payable to our bank facility. The commercial paper was not renewed as a result of the loss of a credit rating due to the merger of our rating agencies and due to the remaining rating agency lowering our rating.

      In addition, we are currently unable to expand our borrowing lines until new banks join the lending syndicate or a debt offering is completed. The lead bank in our lending syndicate has recently approximately doubled its exposure to Medallion and MFC to $95 million as a result of a merger between the lead bank and another member of the lending syndicate. In September 2000, this bank asked us to find an additional participant to reduce its exposure. We are actively seeking new members for the lending syndicate.

If we are unable to continue to diversify geographically, our business may be adversely affected if the New York taxicab industry experiences an economic downturn.

      Although we are diversifying from the New York City area, a significant portion of our taxicab advertising and loan revenue is derived from New York City taxicabs and medallion loans collateralized by New York City taxicab medallions. An economic downturn in the New York City taxicab industry could lead to an increase in defaults on our medallion loans and may also adversely affect the operation of our taxicab rooftop advertising business. In addition, an economic downturn could impact the value of our medallion collateral. There can be no assurance that we will be able to sufficiently diversify our operations geographically.

If there is an economic downturn, our commercial loan customers may experience difficulty in servicing their debt with us and the level of our delinquencies and loan losses may increase.

      An economic downturn could result in certain of our commercial loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us. If this were to happen, the level of delinquencies, defaults, and loan losses in commercial loan portfolio could increase.

The loss of certain key members of our senior management could adversely affect us.

      Our success is largely dependent upon the efforts of senior management. The death, incapacity or loss of the services of certain of these individuals could have an adverse effect on our operation and financial results. There can be no assurance that other qualified officers could be hired.

Acquisitions may lead to difficulties that could adversely affect our operations.

      By their nature, corporate acquisitions entail certain risks, including those relating to undisclosed liabilities, the entry into new markets and personnel matters. Difficulties could also arise integrating the acquired operations or managing problems due to sudden increases in the size of our loan portfolio. In such instances, we might be required to modify our operating systems and procedures, hire additional staff, obtain and integrate new equipment and complete other tasks appropriate for the assimilation of new and increased business activities. There can be no assurance that we would be successful, if and when necessary, in minimizing these inherent risks or in establishing systems and procedures which will enable us to effectively achieve our desired results in respect of any of these or any future acquisitions.

Competition from entities with greater resources and less regulatory restrictions may decrease our profitability.

      We compete with banks, credit unions and other finance companies, some of which are Small Business Investment Companies, or SBICs, in the origination of taxicab medallion loans and commercial loans. We also compete with finance subsidiaries of equipment manufacturers. Many of these competitors have greater resources than Medallion and certain competitors are subject to less restrictive regulations than Medallion. As a result, there can be no assurance that we will be able to continue to identify and complete financing transactions that will permit us to continue to compete successfully.

      Our taxicab rooftop advertising business competes with other taxicab rooftop advertisers as well as with all segments of the out-of-home advertising industry. We also compete with other types of advertising media, including cable and network television, radio, newspapers, magazines and direct mail marketing. Certain of these competitors have also entered into the rooftop advertising business. Many of these competitors have greater financial resources than Medallion and offer several forms of advertising as well as production facilities. There can be no assurance that we will continue to compete with these businesses successfully.

The valuation of our loan portfolio is subjective and we may not be able to recover our estimated value in the event of a foreclosure.

      Under the 1940 Act, our loan portfolio must be recorded at fair value or "marked to market." Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, we adjust quarterly the valuation of our portfolio to reflect our estimate of the current realizable value of our loan portfolio. Since no ready market exists for this portfolio, fair value is subject to the good faith determination of our management and the approval of our Board of Directors. Because of the subjectivity of these estimates, there can be no assurance that in the event of a foreclosure or the sale of portfolio loans we would be able to recover the amounts reflected on our balance sheet.

      In determining the value of our portfolio, management and the board of directors may take into consideration various factors such as the financial condition of the borrower and the adequacy of the collateral. For example, in a period of sustained increases in market rates of interest, management and the Board of Directors could decrease its valuation of the portfolio if the portfolio consists primarily of fixed-rate loans. Our valuation procedures are designed to generate values which approximate the value that would have been established by market forces and are therefore subject to uncertainties and variations from reported results.

      Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. At December 31, 2000, our net unrealized depreciation on investments was approximately $7.4 million. Based upon current market conditions and current loan-to-value ratios, our Board of Directors believes that the net unrealized depreciation of investments is adequate to reflect the fair value of the portfolio.

Changes in taxicab industry regulations that result in the issuance of additional medallions could lead to a decrease in the value of our medallion loan collateral.

      Every city in which we originate medallion loans, and most other major cities in the United States, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. As a result, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. We are unable to forecast with any degree of certainty whether any potential increases in the supply of medallions will occur.

      In New York City, Chicago and Boston, and in other markets where we originate medallion loans, taxicab fares are generally set by government agencies. Expenses associated with operating taxicabs are largely unregulated. As a result, the ability of taxicab operators to recoup increases in expenses is limited in the short term. Escalating expenses can render taxicab operations less profitable, and could cause borrowers to default on loans from Medallion, and could potentially adversely affect the value of Medallion's collateral.

      A significant portion of our taxicab advertising and loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10.2% each year. However, for sustained periods during that time, taxicab medallions have declined in value. Over the past year, the value of New York City taxicab medallions has declined by approximately 9%.

Our failure to maintain our Subchapter M status could lead to a substantial reduction in the amount of income distributed to our shareholders.

      We, along with some of our subsidiaries, have qualified as regulated investment companies under Subchapter M of the Internal Revenue Code. Thus, we will not be subject to federal income tax on investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) distributed to our shareholders. If our subsidiaries or we were to fail to maintain Subchapter M status for any reason, our respective incomes would become fully taxable and a substantial reduction in the amount of income available for distribution to us and to our shareholders would result.

      To qualify under Subchapter M, we must meet certain income, distribution and diversification requirements. However, because we use leverage, we are subject to certain asset coverage ratio requirements set forth in the 1940 Act. These asset coverage requirements could, under certain circumstances, prohibit us from making distributions that are necessary to maintain our Subchapter M status or require that we reduce our leverage.

      In addition, the asset coverage and distribution requirements impose significant cash flow management restrictions on us and limit our ability to retain earnings to cover periods of loss, provide for future growth and pay for extraordinary items. Qualification as a regulated investment company under Subchapter M is made on an annual basis and, although we and some of our subsidiaries are qualified as regulated investment companies, no assurance can be given that we will each continue to qualify for such treatment.

Our SBIC subsidiaries may be unable to meet the investment company requirements, which could result in the imposition of an entity-level tax.

      The Small Business Investment Act of 1958 regulates some of our subsidiaries. The Small Business Investment Act restricts distributions by an SBIC. Our SBIC subsidiaries that are also regulated investment companies could be prohibited by SBA regulations from making the distributions necessary to qualify as a regulated investment company. Each year, in order to comply with the SBA regulations and the regulated investment company distribution requirements, we must request and receive a waiver of the SBA's restrictions. While the current policy of the SBA's Office of SBIC Operations is to grant such waivers if the SBIC makes certain offsetting adjustments to its paid-in capital and surplus accounts, there can be no assurance that this will continue to be the SBA's policy or that our subsidiaries will have adequate capital to make the required adjustments. If our subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of regulated investment company status and a consequent imposition of an entity-level tax.

The Internal Revenue Code's diversification requirements may limit our ability to expand our taxicab rooftop advertising business and our medallion collateral appreciation participation loan business.

      We intend to continue to pursue an expansion strategy in our taxicab rooftop advertising business. We believe that there are growth opportunities in this market. However, the asset diversification requirements under the Internal Revenue Code could restrict such expansion. These requirements provide that, as a RIC, not more than 25% of the value of our total assets may be invested in the securities (other than U.S. Government securities or securities of other regulated investment companies) of any one issuer. While our investments in our regulated investment company subsidiaries are not subject to this diversification test so long as these subsidiaries are regulated investment companies, our investment in Media is subject to this test.

      At the time of the commencement of our operations in May 1996, Media represented less than 25% of our assets and the diversification test was satisfied. Presently, Media represents approximately 1% of our assets. The subsequent growth in the value of Media by itself will not re-trigger the test even if Media represents in excess of 25% of our assets. However, under the Internal Revenue Code, the test must be reapplied in the event that we make a subsequent investment in Media, lend to it or acquire another taxicab rooftop advertising business. If we were to fail a subsequent test, we would lose our regulated investment company status. As a result, our maintenance of regulated investment company status could limit our ability to expand our taxicab rooftop advertising business. It will be our policy to expand our advertising business through internally generated growth. We will only consider an acquisition in this area if we will be able to meet the Internal Revenue Code's diversification requirements.

      The fair value of the collateral appreciation participation loan portfolio at December 31, 2000 was $12.1 million, which represented 2% of the total loan portfolio. We will continue to monitor the levels of these asset types in conjunction with the diversification tests.

We depend on cash flow from our subsidiaries to make dividend payments and other distributions to our shareholders.

      We are a holding company and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make dividend payments and other distributions to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but there can be no assurance that our subsidiaries will be in a position to continue to make these dividend or debt payments.

We operate in a highly regulated environment.

      We are regulated by the Securities Exchange Commission and the SBA. In addition, changes in the laws or regulations that govern business development companies, RIC's or SBIC's may significantly affect our business. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change. Any change in the laws or regulations that govern our business could have a material impact on our operations or us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 7A and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the financial statements set forth under Item 14(A)(1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated by reference from the Company's Definitive Proxy Statement to be filed by April 30, 2001 for its fiscal year 2001 Annual Meeting of Shareholders under the caption Directors and Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated by reference from the Company's Definitive Proxy Statement to be filed by April 30, 2001 for its fiscal year 2001 Annual Meeting of Shareholders under the caption "Compensation of Directors and Executive Officers".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference from the Company's Definitive Proxy Statement to be filed by April 30, 2001 for its fiscal year 2001 Annual Meeting of Shareholders under the caption "Stock Ownership of Certain Beneficial Owners and Management".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from the Company's Definitive Proxy Statement to be filed by April 30, 2001 for its fiscal year 2001 Annual Meeting of Shareholders under the caption "Certain Transactions".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (A)   1. FINANCIAL STATEMENTS

      The consolidated financial statements of Medallion Financial Corp. and the Report of the Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

            2. FINANCIAL STATEMENT SCHEDULES

      See Index to Financial Statements on F-1.

      (B)   REPORTS ON FORM 8-K

      None.

      (C)   EXHIBITS

     Number                Description

      3.1a        The Company's Restated Certificate of Incorporation. Filed as
                  Exhibit 2a to the Company's Registration Statement on Form N-2 (File No.333-1670) and incorporated by reference herein.

      3.1b Certificate of Amendment to Medallion Financial Corp. Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (Filed No. 814-00188) and incorporated by reference herein.

      3.2 Medallion Financial Corp. Restated By-Laws. Filed as Exhibit b to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

      10.1 Agreement of Merger between Medallion Financial Corp. and Tri-Magna Corporation, dated December 21, 1995, as amended on February 22, 1996. Filed as Exhibit K3(i) to the Company's Registration Statement on Form N-2 (file No. 333-1670) and incorporated by reference herein.

      10.2 Stock Purchase Agreement among Medallion Financial Corp., Transportation Capital Corp., LNC Investments, Inc., Leucadia, Inc. and Leucadia National Corporation, dated February 12, 1996. Filed as Exhibit K1 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

      10.3 Asset Purchase Agreement between Medallion Financial Corp., and Edwards Capital Company, dated February 21, 1996. Filed as Exhibit K2 to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

      10.4 Amendment Number 2 to Agreement of Merger between Medallion Financial Corp. and Tri-Magna Corporation, dated April 26, 1996. Filed as Exhibit K3(ii) to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

      10.5 Amendment Number 1 to Stock Purchase Agreement among Medallion Financial Corp. Transportation Capital Corp., LNC Investments, Inc., Leucadia, Inc. and Leucadia National Corporation dated April 30, 1996. Filed as Exhibit K(i) to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

      10.6 Amendment Number 1 to Asset Purchase Agreement between Medallion Financial Corp. and Edwards Capital Company dated April 30, 1996. Filed as Exhibit K2(i) to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

      10.7 First Amended and Restated Employment Agreement between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by referenced herein.

      10.8 First Amended and Restated Employment Agreement between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by referenced herein.

      10.9 Agreement between Medallion Taxi Media, Inc. and Glenn Grumman dated July 25, 1996. Filed as Exhibit 10.2 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996 (File No. 814-00188) and incorporated herein by reference.

      10.10 Agreement between Medallion Taxi Media, Inc. and Metropolitan Taxicab Board of Trade, Inc. dated March 6, 1997. Filed as
                  Exhibit 10.37 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 (File No. 000-27812) and incorporated by reference herein.

      10.11 Medallion Financial Corp. Dividend Reinvestment Plan. Filed as Exhibit e to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

      10.12 Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1998 (File No. 000-27812) and incorporated by reference herein.

      10.13 Medallion Financial Corp., Amended and Restated 1996 Non-Employee Directors Stock Option Plan. Filed as Exhibit A to the Company's Request Form on Amendment and the Order by the Commission approving the plan as of April 3, 2000 (File No. 812-11800).

      10.14       Medallion Funding Corp. 401k Savings Plan. Filed as Exhibit
                  21.2 to the Company's Registration Statement on Form N-2/A (File No. 333-1670).

      10.15 Letter Agreement dated April 18, 1997 between MFC and The Chase Manhattan Bank relating to an interest rate cap transaction in the amount of $10,000,000. Filed as Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1997 (File No. 814-09744) and incorporated by reference herein.

      10.16 Letter Agreement dated May 9, 1997 between MFC and Fleet National Bank ("Fleet") relating to an interest rate cap transaction in the amount of $10,000,000. Filed as Exhibit
                  10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 814-09744) and incorporated by reference herein.

      10.17 Letter Agreement dated May 12, 1997 between MFC and Fleet relating to an interest rate cap transaction in the amount of $10,000,000. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated by reference herein.

      10.18 Asset Purchase Agreement dated as of August 20, 1997 among the Company, BLI Acquisition Co., LLC, Business Lenders, Inc., Thomas Kellogg, Gary Mullin, Penn Ritter and TriumphConnecticut, Limited Partnership (including all exhibits thereto - schedules omitted). Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (File No. 000-27812) and incorporated by reference herein.

      10.19 Amended and Restated Loan Agreement, dated as of December 24, 1997, by and among Medallion Funding Corp., the lenders party thereto Fleet Bank, National Association as Swing Line Lender, Administrative Agent and Collateral Agent and The Bank of New York as Documentation Agent with Fleet Bank, National Association as Arranger. Filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

      10.20 Revolving Credit Note dated December 24, 1997 in the amount of $30,000,000 from Medallion Funding Corp. payable to Fleet Bank, National Association. Filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-0974) and incorporated by reference herein.

      10.21 Revolving Credit Note dated December 24, 1997 in the amount of $30,000,000 from Medallion Funding Corp. payable to The Bank of New York. Filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

      10.22 Revolving Credit Note dated December 24, 1997 in the amount of $30,000,000 from Medallion Funding Corp. payable to BankBoston, N.A. Filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

      10.23 Revolving Credit Note dated December 24, 1997 in the amount of $20,000,000 from Medallion Funding Corp. payable to Harris Trust and Savings Bank. Filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

      10.24 Revolving Credit Note dated December 24, 1997 in the amount of $20,000,000 from Medallion Funding Corp. payable to Bank Tokyo
                  - Mitsubishi Trust Company. Filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

      10.25 Revolving Credit Note dated December 24, 1997 in the amount of $15,000,000 from Medallion Funding Corp. payable to Israel Discount Bank of New York. Filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

      10.26 Revolving Credit Note dated December 24, 1997 in the amount of $15,000,000 from Medallion Funding Corp. payable to European American Bank. Filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

      10.27 Revolving Credit Note dated December 24, 1997 in the amount of $15,000,000 from Medallion Funding Corp. payable to Bank Leumi USA. Filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

      10.28 Revolving Credit Note dated December 24, 1997 in the amount of $20,000,000 from Medallion Funding Corp. payable to The Chase Manhattan Bank. Filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

      10.29 Revolving Credit Note dated December 24, 1997 in the amount of $5,000,000 from Medallion Funding Corp. payable to Fleet Bank, National Association. Filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

      10.30 Amended and Restated Security Agreement, dated as of December 24, 1997, between Medallion Funding Corp., as Debtor and Fleet Bank, N.A., as Agent and Secured Party for the benefit of the Banks and Swing Line Lender signatory to the Amended and restated Loan Agreement, dated as of December 24, 1997, among Medallion Funding Corp., the banks signatory thereto, the Swing Line Lender, The Bank of New York as Documentation Agent and Fleet Bank, N.A. as Arranger and Agent and the Holders of Commercial Paper issued by Medallion Funding Corp. Filed as
                  Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

      10.31 First Amendment, dated as of February 5, 1998, to Amended and Restated Loan Agreement, dated as of December 24, 1997, by and among Medallion Funding Corp., the lenders party thereto, Fleet Bank, National Association as Swing Line Lender, Administrative Agent and Collateral Agent and The Bank of New York as Documentation Agent with Fleet Bank, National Association as Arranger. Filed as Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

      10.32 Amendment No. 1, dated as of March 12, 1998, to Amended and Restated Security Agreement, dated as of December 24, 1997, between Medallion Funding Corp., ad Debtor and Fleet Bank, N.A., as Agent and Secured Party for the benefit of the Banks and Swing Line Lender signatory to the Amended and Restated Loan Agreement, dated as of December 24, 1997, among Medallion Funding Corp., the banks signatory thereto, the Swing Line Lender, The Bank of New York as documentation Agent and Fleet Bank, N.A. as Arranger and Agent and the Holders of Commercial Paper issued by Medallion Funding Corp. Filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

      10.33 Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

      10.34 Third Amendment, dated December 22, 1997, to Letter Agreement, dated as of December 1, 1996. Between Medallion Financial Corp. and Fleet Bank, National Association. Filed as Exhibit
                  10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein

      10.35 Endorsement No. 3, dated December 22, 1997, to Revolving Credit Note dated December 1, 1996 in the amount of $6,000,000 from Medallion Financial Corp., payable to Fleet Bank, N.A. Filed as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (file No. 812-09744) and incorporated by reference herein.

      10.36 (CE) Commercial Paper Dealer Agreement [4 (2) Program] between Medallion Funding Corp., as issuer, and Smith Barney Inc., as dealer, dated as of March 13, 1998. Filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 000-27812) and incorporated by reference herein.

      10.37 Agency Agreement, by and between Medallion Funding Corp. and Bank of Montreal Trust Company, dated as of March 13, 1998. Filed as Exhibit 10.2 to the Company's quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 000-27812 and incorporated by reference herein.

      10.38 Loan Agreement, dated as of July 31, 1998, by and among Medallion Financial Corp., the Lenders Party thereto, Fleet Bank, National Association as Agent and Swing Line Lender and Fleet Bank, National Association as Arranger (Exhibits included). Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 814-00188) and incorporated by reference herein.

      10.39 Amended and Restated Loan Agreement by and among Medallion Financial Corp., Medallion Business Credit, LLC, the Lenders Party Hereto, Fleet Bank, National Association as Agent and Swing Line Lender and Fleet Bank, National Association as Arranger, dated June 29, 1999. Filed as Exhibit 10.1 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

      10.40 Medallion Funding Corp. $22,500,000 7.20% Senior Secured Notes, Series A Due June 1, 2004 Note Purchase Agreement, dated as of June 1, 1999. Filed as Exhibit 10.2 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

      10.41 Security Agreement between Medallion Funding Corp., as debtor, and Fleet Bank, N.A., as Agent and secured party, for the benefit of the Travelers Insurance Company, the First Citicorp Life Insurance Company, Citicorp Life Insurance Company, United of Omaha Life Insurance Company and Companion Life Insurance Company dated June 1, 1999. Filed as Exhibit 10.3 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

      10.42 Security Agreement between Medallion Business Credit, LLC, as debtor and Fleet Bank, N.A., as Agent and secured party, for the benefit of The Banks and Swing Line Lender Signatory to the Amended and Restated Loan Agreement, dated as of June 29, 1999, among Medallion Financial Corp., Medallion Business Credit LLC, the Banks Signatory thereto, the Swing Line Lender and Fleet Bank, N.A., as Arranger and Agent, dated as of June 29, 1999. Filed as Exhibit 10.4 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

      10.43 Intercreditor Agreement, dated June 1, 1999, among Fleet Bank, N.A., as agent for and on behalf of the Banks, the Banks, the Senior Noteholders, Fleet, acting as collateral agent to the Senior Noteholders and Fleet as intercreditor collateral agent for the Senior Creditors. Filed as Exhibit 10.5 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

      10.44       $5,000,000 Swing Line Note, dated June 29, 1999. Filed as
                  Exhibit 10.6 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

      10.45 $20,000,000 Revolving Credit Note No. 1, dated June 29, 1999. Filed as Exhibit 10.7 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

      10.46 $15,000,000 Revolving Credit Note No. 2, dated June 29, 1999. Filed as Exhibit 10.8 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

      10.47 $10,000,000 Revolving Credit Note No. 3, dated June 29, 1999. Filed as Exhibit 10.9 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

      10.48 $10,000,000 Revolving Credit Note No. 4, dated June 29, 1999. Filed as Exhibit 10.10 on Form 10-Q for the fiscal quarter period ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

      10.49 $10,000,000 Revolving Credit Note No. 5, dated June 29, 1999. Filed as Exhibit 10.11 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

      10.50 $5,000,000 Revolving Credit Note No. 6, dated June 29, 1999. Filed as Exhibit 10.12 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

      10.51 $10,000,000 Revolving Credit Note No. 7, dated June 29, 1999. Filed as Exhibit 10.13 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

      10.52 $10,000,000 Revolving Credit Note No. 8, dated June 29, 1999. Filed as Exhibit 10.14 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

      10.53 $10,000,000 Revolving Credit Note No. 9, dated June 29, 1999. Filed as Exhibit 10.15 on Form 10-Q for the fiscal quarter period ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

      10.54 Commercial Paper Dealing Agreement, dated as of July 30, 1999 between Medallion Financial Corp., and U.S. Bancorp Investments, Inc. Filed as Exhibit 10.1 on Form 10-Q for the fiscal quarter period ended September 30, 1999 (File No. 814-00188) and incorporated by reference herein.

      10.55 Amendment No. 1 to Second Amended and Restated Loan Agreement and Limited Waiver dated as of March 30, 2001, by and among Medallion Financial Corp., Medallion Business Credit, LLC, the lending institutions listed thereto, Fleet National Bank, as a Bank, as Swing Line Lender, and as Agent for the Banks. Filed herewith.

      10.56 Amendment No. 4 to Amended and Restated Loan Agreement and Limited Waiver, dated as of March 30, 2001, by and among Medallion Funding Corp., LLC, the lending institutions listed thereto, Fleet National Bank, as a Bank, as Swing Line Lender, and as Agent for the Banks. Filed herewith.

      10.57 First Amendment Agreement, dated March 30, 2001 to Note Purchase Agreement, dated as of June 1, 1999, between Medallion Funding Corp. and each of the Purchasers named on the Schedule thereto. Filed herewith.

      21.1 List of Subsidiaries of Medallion Financial Corp. Filed herewith.

      23.1 Consent of Arthur Andersen LLP relating to its report concerning Medallion Financial Corp., dated April 2, 2001. Filed herewith.

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

MEDALLION FINANCIAL CORP.


By: /s/ Larry D. Hall

Larry D. Hall

Corporate Controller and Assistant Treasurer

Date: April 2, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                       Title                        Date
- --------------------------------------------------------------------------------


   /s/ Alvin Murstein    Chairman of the Board of Directors     April 2, 2001
- -----------------------    and Chief Executive Officer
     Alvin Murstein


 /s/ Andrew M. Murstein         President and Director          April 2, 2001
- -----------------------
   Andrew M. Murstein
- ----------------------

  /s/ Stanley Kreitman                Director                  April 2, 2001
- -----------------------
    Stanley Kreitman
- -----------------------


  /s/ David L. Rudnick                Director                  April 2, 2001
- -----------------------
    David L. Rudnick
- -----------------------


   /s/ Benjamin Ward                  Director                  April 2, 2001
- -----------------------
     Benjamin Ward
- -----------------------


/s/ Frederick S. Hammer               Director                  April 2, 2001
- -----------------------
  Frederick S. Hammer

                           MEDALLION FINANCIAL CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
================================================================================
Report of Independent Public Accountants.................................   F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999.............   F-3
Consolidated Statements of Operations for the Years ended December 31,
  2000, 1999, and 1998...................................................   F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the Years ended December 31, 2000, 1999 and 1998...................   F-5
Consolidated Statements of Cash Flows for the Years ended December 31,
  2000, 1999, and 1998...................................................   F-6
Notes to Consolidated Financial Statements...............................   F-7
Consolidated Schedule of Investments as of December 31, 2000 and 1999      F-22
================================================================================

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Medallion Financial Corp.:

      We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. (a Delaware corporation) and its subsidiaries (the "Company") as of December 31, 2000 and 1999, including the consolidated schedules of investments as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      As explained in Note 2, investments consist of loans and investments in equity securities valued at $ 514,153,606 (91.7% of total assets) and $489,567,196 (91.7% of total assets) as of December 31, 2000 and 1999, respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, the Board of Directors' estimate of values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medallion Financial Corp. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP
New York, New York
April 2, 2001

                            MEDALLION FINANCIAL CORP.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

============================================================================================
                                                                     2000            1999
============================================================================================
Assets
Investments:
    Medallion loans                                          $299,302,548    $321,900,869
    Commercial loans                                          212,721,373     165,653,933
    Equity investments                                          2,129,685       2,012,394
                                                          ----------------------------------
Net investments                                               514,153,606     489,567,196
Investment in and loans to unconsolidated subsidiary            1,856,421       4,349,651
                                                          ----------------------------------
    Total investments                                         516,010,027     493,916,847
Cash                                                           15,652,878       7,459,284
Accrued interest receivable                                     8,701,981       5,271,365
Receivable from sale of loans                                          --      10,563,503
Servicing fee receivable                                        6,632,516       4,878,783
Fixed assets, net                                               2,050,808       2,397,649
Goodwill, net                                                   5,650,045       6,180,151
Other assets, net                                               6,016,747       3,256,233
                                                          ----------------------------------
    Total assets                                             $560,715,002    $533,923,815
============================================================================================
Liabilities
Accounts payable and accrued expenses                          $7,723,812      $9,468,239
Dividends payable                                               5,244,281       5,609,773
Accrued interest payable                                        3,887,589       3,981,658
Commercial paper                                               24,066,269      93,983,792
Notes payable to banks                                        305,700,000     195,450,000
Senior secured notes                                           45,000,000      45,000,000
SBA debentures payable                                         21,360,000      22,770,000
                                                          ----------------------------------
Total liabilities                                             412,981,951     376,263,462
                                                          ----------------------------------
Negative goodwill, net                                                 --         350,516
                                                          ----------------------------------
Commitments and contingencies (Note 10)                                --              --

Shareholders' Equity
Preferred Stock (1,000,000 shares of  $0.01 par value
stock authorized - none outstanding)                                   --              --
Common stock (50,000,000 shares of $0.01 par value
stock authorized)                                                 145,467         145,221
Capital in excess of par value                                146,379,377     146,636,096
Accumulated undistributed net investment income                 1,208,207      10,528,520
                                                          ----------------------------------
Total shareholders' equity                                    147,733,051     157,309,837
                                                          ----------------------------------
Total liabilities and shareholders' equity                   $560,715,002    $533,923,815
============================================================================================
Number of common shares outstanding                            14,546,637      14,522,044
Net asset value per share                                          $10.16          $10.83
============================================================================================

       The accompanying notes are an integral part of these consolidated financial statements.

                                MEDALLION FINANCIAL CORP.

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

=============================================================================================================
                                                                    2000             1999             1998
=============================================================================================================
Investment income
Interest income on investments                               $55,014,780      $43,756,156      $37,500,693
Interest income on short-term investments                        341,245          319,972          353,702
                                                          ---------------------------------------------------
    Total investment income                                   55,356,025       44,076,128       37,854,395
- -------------------------------------------------------------------------------------------------------------
Interest expense
Notes payable to bank                                         14,034,234        9,143,232        9,297,673
Commercial paper                                               9,827,886        7,171,459        3,555,769
Senior secured notes                                           3,287,459        1,512,684               --
SBA debentures                                                 1,794,081        3,160,314        4,113,515
                                                          ---------------------------------------------------
    Total interest expense                                    28,943,660       20,987,689       16,966,957
                                                          ---------------------------------------------------
Net interest income                                           26,412,365       23,088,439       20,887,438
- -------------------------------------------------------------------------------------------------------------
Non-interest income
Gain on sale of loans                                          2,813,900        3,014,478        2,316,245
Equity in earnings (losses) of unconsolidated
subsidiary                                                      (421,155)        (214,314)       1,200,389
Accretion of negative goodwill                                   350,516          722,400          722,400
Other income                                                   3,377,829        2,245,766        1,662,629
                                                          ---------------------------------------------------
    Total non-interest income                                  6,121,090        5,768,330        5,901,663
- -------------------------------------------------------------------------------------------------------------
Non-interest expense
Salaries and benefits                                         10,511,506        9,638,679        5,806,363
Professional fees                                              2,604,456        1,860,734        1,086,197
Merger related expense                                         1,804,403               --        1,494,491
Amortization of goodwill                                         540,380          530,097          505,641
Administration and advisory fees                                 111,841          245,332          277,808
Other operating expense                                        7,876,229        5,724,832        5,032,939
                                                          ---------------------------------------------------
    Total non-interest expense                                23,448,815       17,999,674       14,203,439
- -------------------------------------------------------------------------------------------------------------
Net investment income before income taxes                      9,084,640       10,857,095       12,585,662
Income tax (benefit) provision                                  (181,373)          48,839         (152,171)
                                                          ---------------------------------------------------
Net investment income after income taxes                       9,266,013       10,808,256       12,737,833

Increase in net unrealized appreciation
    (depreciation) on investments                              2,158,515      (12,259,566)       2,581,252
Net realized (loss) gain on investments                       (3,883,840)      22,545,017        1,290,743
                                                          ---------------------------------------------------
Net increase in net assets resulting from operations          $7,540,688      $21,093,707      $16,609,828
=============================================================================================================
Net increase in net assets resulting
    from operations per common share
Basic                                                              $0.52            $1.45            $1.15
Diluted                                                             0.52             1.44             1.14
=============================================================================================================
Dividends declared per share                                       $1.19            $1.27            $1.16
Weighted average common shares outstanding
Basic Average Shares                                          14,536,942       14,515,660       14,461,276
Diluted Average Shares                                        14,576,183       14,620,437       14,591,045
=============================================================================================================

       The accompanying notes are an internal part of these consolidated financial statements.

                            MEDALLION FINANCIAL CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

- ----------------------------------------------------------------------------------------------------------------------------
                                                                                                             Accumulated
                                                                Common Stock                                Undistributed
                                                         ------------------------      Capital in Excess    Net Investment
                                                         # of Shares       Amount        Of Par Value           Income
- ----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                              14,406,527      $144,065       $147,685,871         $6,236,889
Exercise of stock options                                    104,852         1,049            568,498                 --
Net increase in net assets resulting from operations                                                          16,609,828
Dividends declared on common stock ($1.16 per share)              --            --                 --        (16,772,240)
SOP 93-2 cumulative reclassification                              --            --         (2,258,080)         2,258,080
- ----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                              14,511,379       145,114        145,996,289          8,332,557
Exercise of stock options                                     10,665           107            110,518
Net increase in net assets resulting from operations              --            --                 --         21,093,707
Dividends declared on common stock ($1.27 per share)              --            --                 --        (18,368,455)
SOP 93-2 cumulative reclassification                              --            --            529,289           (529,289)
- ----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                              14,522,044       145,221        146,636,096         10,528,520
Exercise of stock options                                     19,001           190            185,805                 --
Issuance of common stock                                       5,592            56             91,944                 --
Net increase in net assets resulting from operations              --            --                 --          7,540,688
Dividends declared on common stock ($1.19 per share)              --            --                 --        (17,395,469)
SOP 93-2 cumulative reclassification                              --            --           (534,468)           534,468
- ----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                              14,546,637      $145,467       $146,379,377         $1,208,207
- ----------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            MEDALLION FINANCIAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

===========================================================================================================================
                                                                                2000              1999              1998
- ---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
===========================================================================================================================
Net increase in net assets resulting from operations                      $7,540,688       $21,093,707       $16,609,828
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
      Depreciation and amortization                                        1,249,010           685,097           403,001
      Amortization of goodwill                                               540,380           530,097           505,641
      Amortization of origination costs                                    1,116,223           971,091         1,352,962
      Accretion of negative goodwill                                        (350,516)         (722,400)         (722,400)
      Increase in net unrealized depreciation (appreciation)              (2,158,515)       12,259,566        (2,581,252)
      Net realized gain on investments                                     3,883,840       (22,545,017)       (1,290,743)
      Equity in losses (earnings) of unconsolidated subsidiary               421,155           214,314        (1,200,389)
      Increase in accrued interest receivable                             (3,430,616)       (1,307,617)         (489,328)
      (Increase) decrease in receivable from sale of loans                10,563,503          (993,514)       (6,707,008)
      Increase in servicing fee receivable                                (1,753,733)       (2,588,480)         (618,888)
      Decrease (increase) in other assets, net                            (3,046,788)           (3,318)         (263,007)
      Increase  (decrease) in accounts payable and accrued expenses       (1,744,426)        3,301,974        (5,498,541)
      Increase (decrease) in accrued interest payable                        (94,069)        1,374,721         1,484,907
                                                                     ------------------------------------------------------
      Net cash provided by operating activities                           12,736,136        12,270,221           984,783
===========================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES
Originations of investments                                             (197,512,295)     (303,335,260)     (257,736,605)
Proceeds from sales and maturities of investments                        170,084,338       231,290,694       202,933,494
Investments in and loans to unconsolidated subsidiary, net                 2,072,075           559,696        (1,137,211)
Payment for purchase of VG Group                                                                    --       (11,963,072)
Capital expenditures                                                        (626,169)       (1,117,474)       (1,995,658)
                                                                     ------------------------------------------------------
Net cash used for investing activities                                   (25,982,051)      (72,602,344)      (69,899,052)
===========================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of (repayment of) notes payable to banks          110,250,000        74,850,000       (18,150,000)
Proceeds from issuance of senior secured notes                                              45,000,000                --
Proceeds from issuance of (repayment of) commercial paper, net           (69,917,523)       (9,097,993)      103,081,785
Repayment of notes payable to SBA                                         (1,410,000)      (32,590,000)       (1,820,000)
Proceeds from exercise of stock options                                      185,995           110,625           569,547
Payment of declared dividends to current shareholders                    (17,760,963)      (17,523,363)      (15,601,961)
Proceeds from issuance of common stock                                        92,000                --                --
                                                                     ------------------------------------------------------
Net cash provided by financing activities                                 21,439,509        60,749,269        68,079,371
===========================================================================================================================
NET INCREASE (DECREASE) IN CASH                                            8,193,594           417,146          (834,898)
CASH, beginning of year                                                    7,459,284         7,042,138         7,877,036
                                                                     ------------------------------------------------------
CASH, end of year                                                        $15,652,878        $7,459,284        $7,042,138
===========================================================================================================================
SUPPLEMENTAL INFORMATION
===========================================================================================================================
Cash paid during the year for interest                                   $29,037,729       $19,609,865       $15,390,222
Cash paid during the year for income taxes                                        --            43,877            (1,367)
===========================================================================================================================

                                                                                2000              1999              1998
                                                                                                                VG Group
===========================================================================================================================
Fair value of goodwill and assets acquired, other than cash                      $--               $--       $18,455,155
Cash paid, net                                                                    --                --        11,963,072
Liabilities assumed                                                               --                --         6,492,083
===========================================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                            MEDALLION FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

      Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC). As an adjunct to the Company's taxicab medallion finance business, the Company operates a taxicab rooftop advertising business, Medallion Taxi Media, Inc. (Media).

      The Company also conducts its business through Business Lenders, LLC
(BLL), licensed under the Small Business Administration (SBA) section 7(a) program, Medallion Business Credit LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables, Medallion Capital, Inc. (Medallion Capital) which conducts a mezzanine financing business, and Freshstart Venture Capital Corp. (Freshstart), a Specialized Small Business Investment Company (SSBIC) which also originates and services medallion and commercial loans. (Note 3)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates

      The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practices in the investment company industry. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reporting and disclosure of assets and liabilities, including those that are of a contingent nature, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Principles of Consolidation and Use of the Equity Method

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, except for Media. All significant intercompany transactions, balances, and profits have been eliminated in consolidation. The consolidated statements give retroactive effect to the mergers with Medallion Capital and Freshstart, both retroactively combined with the Company's financial statements as if the mergers had occurred at the beginning of the earliest period presented.

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

      Investments in equity securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market, are determined by the Board of Directors based upon assets and revenues of the underlying investee company as well as general market trends for businesses in the same industry. Included in equity investments at December 31, 2000 are marketable and non-marketable securities of approximately $1,490,000 and $640,000, respectively. At December 31,1999, the respective balances were approximately $1,896,000 and $440,000. Because of the inherent uncertainty of valuations, the Board of Directors' estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

      The Company's investments consist primarily of long-term loans to persons defined by Small Business Administration (SBA) regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 58% and 65% of the Company's loan portfolio at December 31, 2000 and 1999, respectively, had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 77% and 83%, respectively, are in New York City. These loans are secured by the medallions, taxicabs and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, personally guaranteed by the owners. A portion of the Company's portfolio represents loans to various commercial enterprises, including dry cleaners, laundromats, restaurants, garages, and gas stations. These loans are secured by various equipment and/or real estate and are generally guaranteed by the owners, and in certain cases, by the equipment dealers. These loans are made primarily in the metropolitan New York City area. The remaining portion of the Company's portfolio is from the origination of loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the U.S. Congress.

      Collateral Appreciation Participation Loans

      During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $30 million, of which $21 million was syndicated to other financial institutions. In consideration for modifications from our normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $30 million of the collateral. The fair value of the collateral appreciation participation loan portfolio at December 31, 2000 was $12.1 million, which represented 2% of the total loan portfolio. Additional interest income totaled approximately $3.1 million for 2000, and is included in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets. We believe that the additional interest income recorded is fully realizable through operation of the collateral or orderly sales in the market. As a regulated investment company, the Company is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments. The Company feels that it has adequately calculated the fair market value on these investments and relies upon information such as recent and historical medallion sale prices. If there is a decrease in the value of taxicab medallions, the reduction in the value of the investments will be reversed against investment income.

      Investment Transactions and Income Recognition

      Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to the yield of the related loans. At December 31, 2000 and 1999, net origination costs totaled approximately $2,460,000 and $2,561,000. Amortization expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1,116,000, $971,000, and $1,353,000.

      Interest income is recorded on the accrual basis. Loans are placed on non-accrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on non-accrual loans is recognized when cash is received. At December 31, 2000 and 1999 total non-accrual loans were approximately $13,197,000 and $12,961,000. For the years ended December 31, 2000, 1999 and 1998 the amount of interest income on non accrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $1,716,000, $1,791,000, and $793,000.

      Loan Sales and Servicing Fee Receivable

      In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a Replacement of FASB Statement No.125." Certain disclosure provisions required by SFAS 140 were effective immediately and are included in these consolidated financial statements. Additional requirements related to SFAS No.140 are effective March 31, 2001. The Company currently does not expect that these additional requirements will have a material effect on the Company's consolidated financial position or results of operations. The Company currently accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished. SFAS 125 also provides for consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

      The principal portion of loans serviced for others by the Company at December 31, 2000 and 1999 amounted to approximately $231,000,000 and $163,000,000.

      Receivables from loans sold and gain or losses on loan sales are primarily attributable to the sale of commercial loans which have been at least partially guaranteed by the SBA. The Company recognizes gains or losses from the sale of the SBA-guaranteed portion of a loan at the date of the sales agreement when control of the future economic benefits embodied in the loan is surrendered. The gains are calculated in accordance with SFAS 125, which requires that the gain on the sale of a portion of a loan be based on the relative fair values of the loan sold and the loan retained. The gain on loan sales is due to the differential between the carrying amount of the portion of loans sold and the sum of the cash received and the servicing fee receivable. The servicing fee receivable represents the present value of the difference between the servicing fee received by the Company (generally 100 to 200 basis points) and the Company's servicing costs and normal profit, after considering the estimated effects of prepayments and defaults over the life of the servicing agreement. In connection with calculating the servicing fee receivable, the Company must make certain assumptions including the cost of servicing a loan including a normal profit, the estimated life of the underlying loan that will be serviced, and the discount rate used in the present value calculation. The Company considers 40 basis points to be its cost plus a normal profit and uses the note rate, which is generally the prime rate plus 2.75%, as the discount rate.

      The servicing fee receivable is amortized as a charge to loan servicing fee income over the estimated lives of the underlying loans using the effective interest rate method. The Company reviews the carrying amount of the servicing fee receivable for possible impairment by stratifying the receivables based on one or more of the predominant risk characteristics of the underlying financial assets. If the estimated present value of the future servicing income is less than the carrying amount, the Company recognizes an impairment loss and adjusts future amortization accordingly. If the fair value exceeds the carrying value, the Company may reduce future amortization. The servicing fee receivable is carried at the lower of amortized cost or fair value. The carrying amount of the servicing fee receivable, net of reserves, at December 31, 2000 and 1999 was approximately $6,633,000 and $4,879,000. During the year ended December 31, 2000, the Company recognized a servicing fee receivable totaling $3.2 million and had $1.2 million of servicing fee receivable amortization.

      The estimated net servicing income is based, in part, on management's estimate of prepayment speeds, including default rates, and accordingly, there can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing assets will be accelerated and it's value will decline; and as a result, servicing income during that and subsequent periods would decline. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and servicing income would increase. The constant prepayment rates utilized by the Company in estimating the lives of the loans depend on the original term of the loan, industry trends, and the Company's historical data. During 2000 and 1999, the Company used an estimated constant prepayment rate of 15%. The prepayment rate of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers. At December 31, 2000, the Company determined the fair value of its servicing fee receivable to be $6.6 million using a present value of expected cash flows methodology. The Company has stratified its servicing fee receivable into pools by period of creation, generally one year, and the term of the loan underlying the servicing fee receivable. For purposes of determining the fair value, the Company uses a prepayment/default rate of 15% for all pools except for the servicing fee receivable pools created in 1998, where a prepayment/default rate of 17% was used. The higher prepayment/default rate is considered appropriate, as the 1998 pools have demonstrated a trend of greater prepayment/default activity than the other servicing fee receivable pools. At December 31, 2000, the discount rate used in the determination of fair value is 100 basis points above the note rate of the underlying loans for servicing fee receivable pools where the maturity of the underlying loans is ten years or less. For servicing fee receivable pools where the maturity of the underlying loans is greater than ten years, the discount rate is 200 basis points above the note rate of the underlying loans.

      The activity in the reserve for servicing fee receivable follows:

                                             -----------------------------------
                                                    Year Ended December 31,
                                             -----------------------------------
                                                    2000        1999        1998
- --------------------------------------------------------------------------------
Beginning Balance                               $     --         $--         $--
Additions charged to operations                  205,000          --          --
Direct write downs                                    --          --          --

- --------------------------------------------------------------------------------
Ending Balance                                  $205,000         $--         $--
================================================================================

      The Company also has the option to sell the unguaranteed portions of loans to third party investors. The gain or loss on such sales will be calculated in accordance with SFAS No. 125. The discount related to unguaranteed portions sold would be reversed and the Company would recognize a servicing fee receivable or liability based on servicing fees retained by the Company. The Company is required to retain at least 5% of the unguaranteed portion of SBA guaranteed loans. The Company had sales of un-guaranteed portions of loans to third party investors of $2.5 million and $0 for the years ended December 31, 2000 and 1999.

      Unrealized Appreciation/(Depreciation) and Realized Gains/(Losses) on Investments

      The change in unrealized appreciation/(depreciation) of investments is the amount by which the fair value estimated by the Company is greater/(less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and write-offs of loans or assets acquired in satisfaction of loans, net of recoveries. An analysis of the unrealized appreciation /(depreciation) and realized (gains) losses on investments for the years ended December 31, 2000 and 1999 is as follows:

- --------------------------------------------------------------------------------------------------------------
                                                                                     Equity
                                                                     Loans      Investments            Total
==============================================================================================================
Balance, December 31, 1998                                     ($2,164,292)      $4,853,976       $2,689,684
Change in unrealized:
    Appreciation on investments                                         --       12,966,343       12,966,343
    Depreciation on investments                                 (7,208,586)        (208,853)      (7,417,439)
Realized:
Gains on investments                                                    --      (18,197,295)     (18,197,295)
Losses on investments                                              388,825               --          388,825
==============================================================================================================
Balance, December 31, 1999                                      (8,984,053)        (585,829)      (9,569,882)
Change in unrealized:
    Appreciation on investments                                    412,807          200,000          612,807
    Depreciation on investments                                   (636,367)         (20,767)        (657,134)
Realized:
    Gains on investments                                            (2,573)         (15,981)         (18,554)
    Losses on investments                                        2,221,396              --         2,221,396
==============================================================================================================
Balance, December 31, 2000                                     ($ 6,988,790)      ($422,577)     ($7,411,367)
==============================================================================================================

      For the years ended December 31, 2000, 1999 and 1998, gross unrealized appreciation/(depreciation) and gross realized gains/(losses) were as follows:

- --------------------------------------------------------------------------------------------------------------
                                                                       2000             1999            1998
==============================================================================================================
Increase in net unrealized appreciation
(depreciation) on investments
Unrealized appreciation                                            $612,807      $12,966,343      $3,757,121
Unrealized depreciation                                            (657,134)      (7,417,439)     (1,134,372)
Realized gain                                                       (18,554)     (18,197,295)     (1,167,363)
Realized loss                                                     2,221,396          388,825       1,125,866
- --------------------------------------------------------------------------------------------------------------
Total                                                            $2,158,515     $(12,259,566)     $2,581,252
==============================================================================================================
Net realized gain (loss) on investments:
Realized gain                                                      $273,676      $23,133,859      $2,416,609
Realized loss                                                    (4,157,516)        (588,842)     (1,125,866)
- --------------------------------------------------------------------------------------------------------------
    Total                                                       $(3,883,840)     $22,545,017      $1,290,743
==============================================================================================================

      Goodwill

      Cost of purchased businesses in excess of the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over fifteen years. The excess of fair value of net assets over cost of business acquired (negative goodwill) was accreted on a straight-line basis over approximately four years. The Company reviews its goodwill for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, and if appropriate, reduces the carrying amount through a charge to income.

Fixed Assets

      Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 5 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense for the years ended December 31, 2000, 1999, and 1998 was $855,893, $444,441, and
$227,456.

      In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which requires computer software costs associated with internal use software to be expensed as incurred unless certain capitalization criteria are met. Effective January 1,

1999, the Company capitalized eligible costs on a prospective basis and is amortizing these costs on a straight-line basis over the expected useful life of 3 to 5 years.

      Deferred Financing Costs

      Deferred financing costs, included in other assets, represents costs associated with obtaining the Company's borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense for the years ended December 31, 2000, 1999 and 1998 was approximately $276,000, $176,000, and $81,000.

      Federal Income Taxes

      The Company has elected to be treated for tax purposes as a regulated investment company (RIC) under the Internal Revenue Code of 1986, as amended (the Code). As a RIC, the Company will not be subject to U.S. federal income tax on any investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) that it distributes to its stockholders if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company's policy to comply with the provisions of the Code applicable to regulated investment companies.

      Media, as a non-investment company, has elected to be taxed as a regular corporation.

      Net Increase in Net Assets Resulting from Operations per Share (EPS)

      Basic earnings per share is computed by dividing net increase in net assets resulting from operations available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average dilutive effect of the Company's common stock and stock options. Basic and diluted EPS for the years ended December 31, 2000, 1999, and 1998 are as follows:

- -----------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amount)                                 2000          1999          1998
=================================================================================================================
Net increase in net assets resulting
   from operations available to common shareholders                           $7,541       $21,094       $16,610
- -----------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding applicable to basic EPS        14,536,942    14,515,660    14,461,276
Effect of dilutive stock options                                              39,241       104,777        12,769
                                                                     --------------------------------------------
Adjusted weighted average common shares
  outstanding applicable to diluted EPS                                   14,576,183    14,620,437    14,591,045
- -----------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                       $0.52         $1.45         $1.15
Diluted earnings per share                                                      0.52          1.44          1.14
=================================================================================================================

      Stock-Based Compensation

      The Company has adopted the provisions of SFAS No.123 " Accounting for Stock Based Compensation (SFAS No.123), which established a fair value-based method of accounting for stock options. The Company measures compensation cost for stock options using the current intrinsic value-based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under SFAS No.123, the use of intrinsic value-based method requires pro forma disclosure of net income and earnings per share as if the fair value-based method had been adopted.

      Derivatives

      The Company is party to certain interest rate cap agreements. These contracts were entered into as part of the Company's management of interest rate exposure and effectively limit the amount of interest rate risk that may be taken on a portion of the Company's outstanding debt. All interest rate caps are designated as hedges of certain liabilities. Premiums paid on the interest rate caps are amortized over the lives of the cap agreements and amortization of these costs is recorded as an adjustment to interest expense. Interest rate settlements, if any, are recorded as a reduction of interest expense over the lives of the agreements.

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards regarding accounting and reporting requirements for derivative instruments and hedging activities. In June 1999, the Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The new standard defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 beginning January 1, 2001 and believes it will not have a material affect on its consolidated financial position or results of operations.

      Reclassifications

      Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3) BUSINESS COMBINATIONS

      Freshstart

      On October 2, 2000, the Company completed the merger with Freshstart. The Company issued 0.23865 shares of its common stock for each outstanding share of Freshstart, for a total of 518,449 shares of the Company's common stock. The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting for financial reporting purposes. The following table sets forth the results of operations of Freshstart and the Company for the nine months ended September 30, 2000 and the years ended December 31, 1999 and 1998.

======================================================================================================
(Dollars in thousands)                                The Company        Freshstart          Combined
======================================================================================================
For the nine months ended September 30, 2000
Total investment income                                   $40,758            $1,864           $42,622
Net increase in net assets from operations                 11,173               361            11,534
For the year ended December 31, 1999
Total investment income                                    41,380             2,696            44,076
Net increase in net assets from operations                 20,880(1)            214            21,094
For the year ended December 31, 1998
Total investment income                                    35,157             2,697            37,854
Net increase in net assets from operations                 15,723(1)            887            16,610
======================================================================================================

(1) "The Company", column includes elimination entries for the intercompany transactions.

      Capital Dimensions, Inc. (CDI)

      On June 16, 1998, the Company completed the merger with CDI which was subsequently renamed Medallion Capital. The Company issued 0.59615 shares of its common stock for each outstanding share of CDI, for a total of 1,112,677 shares of the Company's common stock. The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting for financial reporting purposes. The following tables set forth the results of operations of CDI and the Company for the six months ended June 30, 1998 and is included in the accompanying consolidated statement of operations.

================================================================================
(Dollars in thousands)                       The Company       CDI     Combined
================================================================================
For the six months ended June 30, 1998
Total investment income                          $16,322    $1,288      $17,610
Net increase in net assets from operations         5,692     1,467        7,159
Exercise of stock options                              8        91           99
================================================================================

      VG Group

      On May 27, 1998, the Company completed the acquisition of certain assets and assumption of certain liabilities of VGI, VGII, and VOC, SBIC lenders headquartered in New York, (VG Group), for an aggregate purchase price of $18.5 million which included the assumption of $6.5 million in liabilities. The purchase price was allocated to certain assets based on their estimated fair values and approximately $16.7 million was allocated to investments. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $1.2 million and is being amortized on a straight-line basis over 15 years. The pro forma effect of the VG Group on the Company's results of operations for the year ended December 31, 1998 would not have been material; therefore, no pro forma information has been presented.

(4) INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

      The balance sheets at December 31, 2000 and 1999 for Media are as follows:

================================================================================
                                                             December 31,
                                                   -----------------------------
                                                            2000          1999
================================================================================
Cash                                                      $5,259      $189,480
Accounts receivable                                    2,652,055     3,582,642
Equipment, net                                         3,281,011     1,683,756
Goodwill                                               1,659,624     1,666,091
Prepaid signing bonuses                                1,521,253       421,061
Other                                                  2,882,750     1,726,473
Due from parent                                          321,723            --
                                                   -----------------------------
Total assets                                         $12,323,675    $9,269,503
- --------------------------------------------------------------------------------
Accounts payable and accrued expenses                   $683,369      $461,196
Note payable-bank                                      3,900,000            --
Notes payable-parent                                          --     1,750,351
Deferred revenue                                       5,453,550     3,847,772
Other liabilities and income taxes payable                    --       502,265
                                                   -----------------------------
Total liabilities                                     10,036,919     6,561,584
- --------------------------------------------------------------------------------
Equity                                                 1,001,000     1,001,000
Retained Earnings                                      1,285,756     1,706,919
                                                   -----------------------------
Total equity                                           2,286,756     2,707,919
                                                   -----------------------------
Total liabilities and equity                         $12,323,675    $9,269,503
================================================================================

      The statements of operations of Media for the years ended December 31, 2000, 1999, and 1998 are as follows:

================================================================================
                                                  December 31,
                                 -----------------------------------------------
                                        2000            1999           1998
================================================================================
Advertising revenue                 $11,144,349     $9,878,117      $7,526,569
Cost of fleet services                5,750,203      4,261,673       2,413,089
                                 -----------------------------------------------
Gross profit                          5,394,146      5,616,444       5,113,480
Other operating expenses              6,056,576      5,223,833       3,163,091
                                 -----------------------------------------------
Income (loss) before taxes             (662,430)       392,611       1,950,389
Income tax provision (benefit)         (241,275)       134,125         750,000
                                 -----------------------------------------------
Net income (loss)                  ($   421,155)      $258,486      $1,200,389
================================================================================

      Periodically the Company purchases taxicab rooftop advertising from its wholly owned subsidiary, Media, at average market rates per top. Total purchased advertising was $-0- and $472,800 for the years ended December 31, 2000 and 1999.

      On August 30, 2000, the Company purchased for stock all of the assets of Out There Media L.L.C., a privately held company headquartered in Cleveland, Ohio, which had the rights to top more than 250 taxis in Cleveland, Columbus, and Toledo, and which also had contracts with some of the largest taxi fleets in these cities. This acquisition was accounted for under the purchase method of accounting and was immaterial to the Company's financial positions and results of operations.

      On February 2, 1999, Media purchased 100% of the common stock of Transit Advertising Displays, Inc. (TAD) for approximately $849,000. TAD is a taxicab rooftop advertising company headquartered in Washington, D.C. operating 1,300 installed displays in the Baltimore, MD and Washington, D.C. areas. The purchase was accounted for under the purchase method of accounting. Included in the purchase price were certain premiums paid totaling approximately $770,000, which represented goodwill, which is being amortized over 15 years.

      On September 1, 1998, the Company purchased for cash, substantially all the operations and assets of New Orleans-based Taxi Ads, LLC (consisting of 855 taxicab rooftop advertising display units and certain contacts for advertising and fleet rental) for an aggregate purchase price of $1,200,000. This acquisition was accounted for under the purchase method of accounting. Included in the purchase price were certain premiums paid totaling approximately $1,002,000, which represented goodwill which is being amortized over 15 years.

      On February 8, 2001, we announced that Media entered into an agreement to acquire Taxi Media Network, the largest taxicab advertising company in Japan, which holds the rights to provide advertising on 7,000 taxis in Japan. The transaction is subject to due diligence reviews and other customary closing conditions.

      On December 28, 2000, Media entered into an agreement with a bank to borrow $3.9 million for working capital purposes at a rate of prime plus 0.5%. The note is secured by the assets of Media and matured on March 30, 2001, at which time it was renewed for an additional three month term.

(5) COMMERCIAL PAPER, NOTES PAYABLE TO BANKS AND SENIOR SECURED NOTES

      Borrowings under the commercial paper, revolving credit, and senior note agreements are secured by the assets of the Company. The outstanding balances were as follows as of December 31, 2000 and 1999.

================================================================================
Description                                                2000            1999
================================================================================
Commercial paper                                    $24,066,269     $93,983,792
Revolving credit agreements                         305,700,000     195,450,000
Senior secured notes                                 45,000,000      45,000,000
- --------------------------------------------------------------------------------
Total                                              $374,766,269    $334,433,792
================================================================================

      (a) Commercial Paper

      On March 13, 1998, MFC entered into a commercial paper agreement with Salomon Smith Barney to sell up to an aggregate principal amount of $195 million in secured commercial paper through private placements pursuant to Section 4(2) of the Securities Act of 1933. Subsequently, MFC entered into a commercial paper dealer agreement with US Bancorp and Credit Suisse First Boston to sell commercial paper under the same program as Salomon Smith Barney, and coincident with the extension and expansion of the Revolving Credit Agreement (the Revolver), the commercial paper line was expanded to $220,000,000. Amounts outstanding at any time under the program are limited by certain covenants, including a requirement that MFC retain an investment grade rating from at least two of the four nationally recognized rating agencies, and borrowing base calculations as set forth in the Revolver. The commercial paper program ranks on a pari passu basis with the Revolver. The commercial paper program has a specified maturity date of June 30, 2001, which represents the maturity date of MFC's Revolver, but may be terminated by the Company at anytime. During December 2000, MFC'S outstanding commercial paper began to mature and was replaced by draws on the Revolver at a cost of 7.83%, compared to a cost of 7.10%. On November 22, 2000, Fitch IBCA placed Medallion's "BBB" senior secured debt rating and "F2" secured commercial paper rating on negative watch. In addition, in December 2000, Medallion's other rating agency, Thompson's Bankwatch, was acquired by Fitch IBCA, leaving it with only one commercial paper rating. Primarily as a result of these factors, a substantial portion of Medallion's commercial paper did not rollover and has subsequently been replaced by Medallion's bank facility. On January 18, 2001, Fitch IBCA lowered our senior secured debt rating and secured commercial paper rating to "BB+" and "B", respectively, and removed them from negative watch. At December 31, 2000 and 1999, MFC had approximately $24,066,000 and $93,984,000 outstanding at a weighted average interest rate of 7.10% and 6.60%. For the year ended December 31, 2000 and 1999, MFC's weighted average borrowings related to commercial paper were $135,568,000 and $123,143,000 with a weighted average interest rate of 7.25% and 5.82%. Commercial paper outstandings are deducted from the Revolver as the Revolver acts as a liquidity facility for the commercial paper.

      (b) Revolving Credit Agreements

      On March 27, 1992 (and as subsequently amended), MFC entered into the Revolver with a group of banks. Effective on February 10, 2000, MFC extended the Revolver until June 30, 2001 at an aggregate credit commitment amount of $220,000,000, an increase from $195,000,000 previously, pursuant to the Loan Agreement dated December 24, 1997. Amounts available under the Revolver are reduced by amounts outstanding under the commercial paper program as the Revolver acts as a liquidity facility for the commercial paper program. As of December 31, 2000 and 1999, amounts available under the Revolver were $0 and $1.8 million. The Revolver may be extended annually after June 30, 2001 upon the option of the participating banks and acceptance by MFC. Should any participating bank not extend its committed amount, the Revolver agreement provides that each bank shall extend a term loan equal to its share of the principal amount outstanding of the revolving credit agreement. Maturity of the term note shall be the earlier of two years or any other date on which it becomes payable in accordance with the Revolver agreement. Interest and principal payments are paid monthly. Interest is calculated monthly at either the bank's prime rate or a rate based on the adjusted London Interbank Offered Rate of interest (LIBOR) at the option of MFC. Substantially, all promissory notes evidencing MFC's investments are held by a bank as collateral agent under the agreement. At December 31, 2000, MFC is required to pay an annual facility fee of 20 basis points on the unused portion of the Revolver's aggregate commitment. Commitment fee expense for the years ended December 31, 2000, 1999, and 1998 was approximately $386,000, $388,000 and $243,000. Outstanding borrowings under the Revolver were $195,700,000 and $99,250,000 at weighted average interest rates of 7.68% and 7.20% at December 31, 2000 and 1999. MFC is required under the Revolver to maintain minimum tangible net assets of $65,000,000 and certain financial ratios, as defined therein. The Revolver agreement contains other restrictive covenants, including a limitation of $500,000 for capital expenditures.

         On July 31, 1998, (and as subsequently amended) the Company closed its existing $25,000,000 revolving credit line and entered into a committed revolving credit agreement (the Loan Agreement) with a group of banks. The aggregate credit commitment amount was $100,000,000 maturing on June 28, 2000 and was extended on September 22, 2000 to September 21, 2001 at an increased commitment level of $110,000,000. The Loan Agreement may be extended annually thereafter upon the option of the participating banks and acceptance by the Company. Should any participating bank not extend its committed amount, the Loan Agreement provides that each bank shall extend a term loan equal to its share of the principal amount outstanding of the revolving credit note. Maturity of the term note shall be the earlier of two years or any other date on which it becomes payable in accordance with the Loan Agreement. Interest and principal payments are paid monthly. Interest is calculated monthly at either the bank's prime rate or a rate based on the adjusted LIBOR rate at the option of the Company. Substantially all promissory notes evidencing the Company's investments are held by a bank as collateral agent under the Loan Agreement. The Company is required to pay an annual facility fee of 15 basis points on the amount of the aggregate commitment. Commitment fee expenses for the years ended December 31, 2000, 1999 and 1998 were approximately $257,000, $108,000, and $72,000. Outstanding borrowings under the Loan Agreement were $106,500,000 and $91,200,000 at a weighted average interest rate of 8.09% and 7.44% at December 31, 2000 and 1999.
The Company is required under the Revolver to maintain certain levels of medallion loans and certain financial ratios, as defined therein. The Loan Agreement contains other restrictive covenants, including a limitation of $1,000,000 for capital expenditures per annum.

      On March 6, 1997, Freshstart established a $5,000,000 line of credit with a bank at a rate of LIBOR plus 1.75%. Pursuant to the terms of the line of credit, the Company is required to comply with certain terms, covenants, and conditions, including maintaining minumum balances with the bank. The line of credit is unsecured. In connection with the Freshstart merger, the line was reduced to $3,500,000 with no specific maturity.

      The weighted average interest rate for the Company's consolidated outstanding revolver borrowings at December 31, 2000 and 1999 was 7.83% and 7.31%. During the years ended December 31, 2000 and 1999, the Company's weighted average borrowings were $180,712,000 and $131,219,000 with a weighted average interest rate of 7.77% and 6.97%, respectively.

      As of December 31, 2000, we were in negotiations with both the Bank group and the lenders of our senior secured notes on amendments to our existing loan agreements. These amendments, which were finalized on March 30, 2001, granted Medallion a waiver of compliance with certain provisions, clarified and revised certain provisions of the agreements related to business activities and financial covenants at Medallion and MFC, and adjusted the rate of interest paid on the notes. As of the effective date of the amendments, Medallion believes it and MFC are in compliance with the requirements of the credit facilities for the foreseeable future. Medallion, MFC, and their lenders have initiated discussions as to the next renewal of the existing bank loans which mature in June and September, 2001, Although, there can be no assurances, the Company expects a satisfactory result from these discussions.

      (c) Senior Secured Notes

      On June 1, 1999, MFC issued $22.5 million of Series A senior secured notes that mature on June 1, 2004, and on September 1, 1999, MFC issued $22.5 million of Series B senior secured notes that mature on September 1, 2004 (together, the Notes). The Notes bear a fixed rate of interest of 7.2% and interest is paid quarterly in arrears. The Notes rank pari passu with the revolvers and commercial paper through inter-creditor agreements The proceeds of the Notes were used to prepay certain of the Company's outstanding SBA debentures (Note
6).  See also description of amendments referred to in Note 5(b).

      (d) Interest Rate Cap Agreements

      On June 22, 2000, MFC entered into an interest cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 7.25% until June 24, 2002. On July 6, 1999, MFC entered into two interest rate cap agreements limiting the Company's maximum LIBOR exposure on a total of $20,000,000 of MFC's revolving credit facility to 6.5% until July 6, 2001. On April 7, 1998, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $20,000,000 of MFC's revolving credit facility to 6.5% until September 30, 1999 and 7.0% until March 30, 2001. Total premiums of approximately $156,000 paid under the agreements are being amortized over the respective terms of the agreements.

      The Company is exposed to credit loss in the event of nonperformance by the counterparties on the interest rate cap agreements. The Company does not anticipate nonperformance by any of these parties.

(6) SBA DEBENTURES PAYABLE

      Outstanding SBA debentures are as follows at December 31, 2000 and 1999.

- --------------------------------------------------------------------------------
Due Date                                  2000           1999     Interest Rate
================================================================================
December 1, 2006                    $5,500,000     $5,500,000          7.08%
March 1, 2007                        4,210,000      4,210,000          7.38
September 1, 2007                    4,060,000      4,060,000          7.76
June 1, 2007                         3,000,000      3,000,000          7.07
March 1, 2006                        2,000,000      2,000,000          7.08
December 16, 2002                    1,300,000      1,300,000          4.51
June 1, 2005                           520,000        520,000          6.69
December 1, 2005                       520,000        520,000          6.54
June 1, 2006                           250,000        250,000          7.71

SBA Preferred Stock                         --      1,410,000          4.00
                               -------------------------------------------------
                                   $21,360,000    $22,770,000
================================================================================

      On September 30, 2000, the Company redeemed the 4% cumulative 15 year redeemable preferred stock at par value. On June 1, 1999 and September 1, 1999, the Company prepaid outstanding debentures totaling $31,090,000. The Company also paid approximately $165,000 in prepayment penalties as a one-time charge that was included in interest expense. The SBA imposes certain restrictions on the Company, which include, among others, transfers of stock and payments of dividends by its licensees.

(7) STOCK OPTIONS

      The Company has a stock option plan (1996 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 1996 Stock Option Plan, which was approved by the Board of Directors and shareholders on May 22, 1996, provides for the issuance of a maximum of 750,000 shares of common stock of the Company. On June 11, 1998, the Board of Directors and shareholders approved certain amendments to the Company's 1996 Stock Option Plan, including increasing the number of shares reserved for issuance from 750,000 to 1,500,000. At December 31, 2000, 174,458 shares of the Company's common stock remained available for future grants. The 1996 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company's common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

      A Non-Employee Director Stock Option Plan (the Director Plan) was also approved by the Board of Directors and shareholders on May 22, 1996. On February 24, 1999, the Board of Directors amended and restated the Director Plan in order to adjust the calculation of the number of shares of the Company's Common Stock issuable under options ("Options") to be granted to a Non-employee Director upon his or her re-election. Under the prior plan the number of options granted was obtained by dividing $100,000 into the current market price for the Common Stock. The Amended Plan calls for the grant of options to acquire 9,000 shares of Common Stock upon election of a non-employee director. It provides for an automatic grant of options to purchase 9,000 shares of the Company's Common Stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company's Common Stock are issuable under the Amended Plan. At December 31, 2000, 54,091 shares of the Company's common stock remained available for future grants. The grants of stock options under the Director Plan are automatic as provided in the Director Plan. The option price per share may not be less than the current market value of the Company's common stock on the date the option is granted. Options granted under the Director Plan are exercisable annually, as defined in the Director Plan. The term of the options may not exceed five years.

      The Company records stock compensation in accordance with APB Opinion No.
25. Had compensation cost for stock options been determined based on the fair value at the date of grant, consistent with the provisions of SFAS 123, the Company's net increase in net assets resulting from operations would have been reduced to the pro forma amounts indicated below:

=================================================================================================
                                                                       December 31,
                                                        -----------------------------------------
                                                                 2000          1999         1998
=================================================================================================
Net increase in net assets resulting from operations
As reported                                                $7,540,688   $21,093,707  $16,609,828
Pro forma                                                   6,552,531    20,710,412   15,801,775
Per share diluted
As reported                                                     $0.52          1.44         1.14
Pro forma                                                        0.45          1.42         1.08
=================================================================================================

      The weighted average fair value of options granted during the years ended December 31, 2000, 1999, and 1998 was $3.98, $4.32, and $7.26 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. However, management believes that such a model may or may not be applicable to a company regulated under the 1940 Act. The following weighted average assumptions were used for grants in 2000, 1999 and 1998:

================================================================================
                                                 Year ended December 31,
                                     -------------------------------------------
                                            2000           1999           1998
================================================================================
Risk free interest rate                      6.3%           5.7%           5.4%
Expected dividend yield                      8.0%           7.1%           6.0%
Expected life of option in years             7.0            7.0            8.6
Expected volatility                           44%            44%            49%
================================================================================

      The following table presents the activity for the stock option program under the 1996 Stock Option Plan and the Director Plan for the years ended December 31, 2000, 1999, and 1998:

================================================================================
                                                                     Weighted
                                   Number of  Exercise Price Per      Average
                                     Options               Share  Exercise Price
================================================================================
Outstanding at December 31, 1997     443,572        $0.28-$26.00         $13.36
Granted                              379,603         13.75-29.25          23.67
Cancelled                            (21,943)        20.63-29.25          27.75
Exercised                           (104,888)         0.28-16.77           5.46
================================================================================
Outstanding at December 31, 1998     696,344          6.71-29.25          19.72
Granted                              397,884         14.25-20.06          17.52
Cancelled                            (42,700)        14.25-28.87          21.84
Exercised                            (10,665)         6.71-14.38          10.37
================================================================================
Outstanding at December 31, 1999   1,040,863          6.71-29.25          18.88
Granted                               93,164         14.50-20.63          17.36
Cancelled                            (25,750)        14.25-29.25          19.85
Exercised                            (19,001)         6.71-11.00           9.79
- --------------------------------------------------------------------------------
Outstanding at December 31, 2000   1,089,276         $6.71-29.25         $18.88
================================================================================
Options exercisable at
December 31, 1998                    123,798        $6.71-$22.38         $14.13
December 31, 1999                    254,751          6.71-29.25          16.37
December 31, 2000                    494,712          6.71-29.25          17.68
================================================================================

         The following table summarizes information regarding options outstanding and options exercisable at December 31, 2000 under the 1996 Stock Option Plan and the Director Plan:

===============================================================================================================
                              Options Outstanding                             Options Exercisable
                -----------------------------------------------------------------------------------------------
                                Weighted average                                Weighted average
===============================================================================================================
                         Shares       Remaining                         Shares       Remaining
       Range of     At December     contractual                    At December     contractual
Exercise Prices        31, 2000   life in years   Exercise price      31, 2000   life in years   Exercise price
===============================================================================================================
  $6.71-$14.38        188,210             5.49          $12.60        162,721            5.12          $12.00
   14.50-17.38        431,632             6.27           17.01        106,893            4.62           17.18
   18.75-22.38        246,127             7.21           19.48        152,141            6.24           19.65
   26.06-29.25        223,307             7.31           27.53         72,957            7.17           26.96
- ---------------------------------------------------------------------------------------------------------------
  $6.71-$29.25      1,089,276             6.58          $18.88        494,712            5.66           17.68
===============================================================================================================

(8) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (2)

=============================================================================================================
(In thousands except per share amounts)            March 31        June 30      September 30     December 31
=============================================================================================================
2000 Quarter Ended
=============================================================================================================
Investment income                                   $14,531        $13,787           $14,304        $12,734
Net investment income (loss) before taxes             4,366          4,250             3,245         (2,776)
Net increase (decrease) in net assets
  resulting from operations                           4,500          4,260             2,774         (3,993)
Net increase (decrease) in net assets
  resulting from operations
  per common share
    Basic                                              0.31           0.29              0.19          (0.27)
    Diluted                                            0.31           0.29              0.19          (0.27)

1999 Quarter Ended
=============================================================================================================
Investment income (1)                               $10,097        $11,505           $11,466        $11,008
Net investment income before taxes (1)                3,451          3,304             3,349            753
Net increase in net assets
  resulting from operations                           4,757          5,236             6,208          4,893
Net increase in net assets resulting from
  operations per common share
    Basic                                              0.33           0.36              0.43           0.33
    Diluted                                            0.33           0.36              0.42           0.33

1998 Quarter Ended
=============================================================================================================
Investment income                                    $9,368         $9,626            $9,574         $9,286
Net investment income before taxes                    4,291          2,171             3,728          2,396
Net increase in net assets
  resulting from operations                           4,466          3,143             4,405          4,596
Net increase in net assets resulting
  from operations per common share
    Basic                                              0.31           0.22              0.30           0.32
    Diluted                                            0.31           0.21              0.30           0.32
=============================================================================================================

      (1) Subsequent to the 1999 year-end, the Company identified clerical errors resulting from the Company's system conversion that began in the third quarter of 1999. The effect of these items has been reflected in the results for the fourth quarter ended December 31, 1999. Certain of these errors resulted in a decrease to Investment Income and Net Investment Income of approximately $1.2 million in the third quarter and an increase of approximately $1.2 million in the fourth quarter. The clerical errors, in total, did not have an overall material impact on net increase in net assets resulting from operations for either quarter.


      (2) The 2000 March, June, and September quarters, as well as all the quarters of 1999 and 1998 have been restated to reflect the merger with Freshstart.

(9) SEGMENT REPORTING

      The Company has two reportable business segments, lending and taxicab rooftop advertising. The lending segment originates and services secured commercial loans. The taxicab roof top advertising segment sells advertising space to advertising agencies and companies in several major markets across the United States. The segment is reported as an unconsolidated subsidiary, Medallion Taxi Media, Inc. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The lending segment is presented in the consolidated financial statements of the Company. Financial information relating to the taxicab rooftop-advertising segment is presented in Note 4, and represents an immaterial part of total Company revenues, expenses, income, assets, and liabilities.

      For taxicab advertising, the increase in net assets resulting from operations represents the Company's equity in net income from Media. Segment assets for taxicab advertising represents the Company's investment in and loans to Media.

(10) COMMITMENTS AND CONTINGENCIES

      (a) Sub-Advisory Agreement

      In May 1996, the Company entered into a sub-advisory agreement (Agreement) with FMC Advisers, Inc. (FMC) in which FMC provided advisory services to the Company. Under the Agreement, the Company paid FMC a monthly fee for services rendered of $18,750. On February 24, 1999, the Agreement was extended until May 2000 at which point it was allowed to expire. Advisory fees incurred during the years ended December 31, 2000, 1999, and 1998 were $93,750, 225,000, and
$225,000.

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

      (c) Other Commitments

      The Company had loan commitments outstanding at December 31, 2000 to various prospective qualified small businesses totaling approximately $46.0 million. A commitment to extend credit is a binding agreement to make a loan to a customer in the future if certain conditions are met and is subject to the same risk, credit review and approval process as a loan. These commitments are made in the ordinary course of the Company's business and in management's opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates. Of these commitments, approximately 45% will be sold pursuant to SBA guaranteed sales. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, the Company had approximately $16.7 million of undisbursed funds relating to revolving credit facilities. These amounts may be drawn upon at the customer's request if they meet certain credit requirements.

      Commitments for leased premises expire at various dates through June 30, 2006. At December 31, 2000, minimum rental commitments for non-cancelable leases are as follows:

          ========================================================
          2001                                           $818,583
          2002                                            757,747
          2003                                            691,910
          2004                                            666,269
          2005 and thereafter                             999,403
          --------------------------------------------------------
          Total                                        $3,933,912
          ========================================================

      Rent expense for the years ended December 31, 2000, 1999, and 1998 was approximately $1,029,000, 853,000, and $919,000.

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

(11) RELATED PARTY TRANSACTIONS

      Certain directors, officers and shareholders of the Company, are also directors of its wholly owned subsidiaries, MFC, BLL, Medallion Capital, MBC, Freshstart, and Media. Officer salaries are set by the Board of Directors.

      Media engaged in transactions to sell roof top advertising space to a company represented by a relative of a Media officer. All transactions were made under market conditions and pricing.

      During 2000, 1999, and 1998, a member of the Board of Directors of the Company was also a partner in the Company's primary law firm.

(12) SHAREHOLDERS' EQUITY

      In accordance with Statement of Position 93-2, "Determination, Disclosure and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies," $534,468 was reclassified from capital in excess of par value to accumulated undistributed net investment income at December 2000 in the accompanying consolidated balance sheets. Further, ($529,289) and $2,258,080 were reclassified from capital in excess of par value to accumulated undistributed net investment income at December 31, 1999 and 1998, respectively, in the accompanying consolidated balance sheets. These reclassifications had no impact on the Company's total shareholders' equity and were designed to present the Company's capital accounts on a tax basis.

(13) OTHER OPERATING EXPENSES AND OTHER INCOME

The major components of other operating expenses for the years ended December 31, 2000, 1999, and 1998 were as follows:

                                        2000             1999            1998
==============================================================================
Rent                              $1,028,695         $852,884        $919,027
Insurance                            285,689          273,036         735,150
Other                              6,561,845        4,598,912       3,378,762
==============================================================================
Total                             $7,876,229       $5,724,832      $5,032,939
- ------------------------------------------------------------------------------

      The major components of other income for the years ended December 31, 2000, 1999, and 1998 were as follows:

                                        2000             1999            1998
- ------------------------------------------------------------------------------
Late charges                        $582,995         $580,727        $537,220
Prepayments                          413,133          440,202         382,777
Loan servicing fee income          1,629,057          559,998         240,470
Other                                752,644          664,839         502,162
==============================================================================
Total                             $3,377,829       $2,245,766      $1,662,629
- ------------------------------------------------------------------------------

(14) EMPLOYEE BENEFIT PLANS

      The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one-half year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employees' contributions may not exceed certain maximum amounts determined under the Code. Employee contributions are invested in various mutual funds according to the directions of the employee. Beginning September 1, 1998, the Company elected to match employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee's contribution but in no event greater than 2% of the portion of such employee's annual salary eligible for 401(k) Plan benefits. For the years ended December 31, 2000, 1999, and 1998, the Company committed and expensed approximately $58,000, $67,000, and $8,000 to the 401(k) Plan.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standard No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107) requires disclosure of fair value information about certain financial instruments, whether assets, liabilities, or off-balance-sheet commitments, if practicable. The following methods and assumptions were used to estimate the fair value of each class of financial instrument. Fair value estimates that were derived from broker quotes cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

      (a) Investments-The Company's investments are recorded at the estimated fair value of such investments.

      (b) Servicing fee receivable-The fair value of the servicing fee receivable is estimated based upon expected future service fee income cash flows discounted at a rate that approximates that currently offered for instruments with similar prepayment and risk characteristics.

      (c) Commercial paper, notes payable to banks, and senior secured notes-Due to the short-term nature of these instruments, the carrying amount approximates fair value.

      (d) Commitments to extend credit-The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2000 and 1999, the estimated fair value of these off-balance-sheet instruments was not material.

      (e) Interest rate cap agreements-The fair value is estimated based on market prices or dealer quotes. At December 31, 2000 and December 31, 1999, the estimated fair value of these off-balance-sheet instruments was not material.

      (f) SBA debentures payable-The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

                               December 31, 2000              December 31, 1999
=====================================================================================
(Dollars in thousands)   Carrying Amount   Fair Value   Carrying Amount   Fair Value
- -------------------------------------------------------------------------------------
Financial Assets
Investments                     $516,010     $516,010          $493,917     $493,917
Cash                              15,653       15,653             7,459        7,459
Servicing fee receivable           6,632        6,632             4,879        4,879
Financial Liabilities
Notes payable to banks           305,700      305,700           195,450      195,450
Commercial Paper                  24,066       24,066            93,984       93,984
SBA debentures payable            21,360       21,360            22,770       22,770
Senior secured notes              45,000       45,000            45,000       45,000
=====================================================================================

                            MEDALLION FINANCIAL CORP.
                      Consolidated Schedule of Investments
                                December 31, 2000

- ----------------------------------------------------------------------------------------------
                                      Number        Principal Balance         Contractual %
                                     Of Loans          Outstanding                Rate
                                    ----------  ------------------------ ---------------------
                                            45               $11,767,129             7.50-7.74
                                            85                27,217,587             7.75-7.99
                                           152                34,278,418             8.00-8.24
                                           174                33,977,262             8.25-8.49
                                           319                37,774,811             8.50-8.74
                                           174                29,215,803             8.75-8.99
                                           251                35,527,944             9.00-9.24
                                            48                 7,981,436             9.25-9.49
                                           127                12,986,862             9.50-9.74
                                            57                 5,891,982             9.75-9.99
                                           246                11,562,678           10.00-10.24
                                            20                 1,051,415           10.25-10.49
                                           145                 5,851,637           10.50-10.74
                                            39                11,206,375           10.75-10.99
                                           118                20,814,299           11.00-11.24
                                            74                11,050,517           11.25-11.49
                                           135                32,623,997           11.50-11.74
                                           148                18,435,203           11.75-11.99
                                           466                52,907,902           12.00-12.24
                                           504                32,047,426           12.25-12.49
                                            79                14,793,634           12.50-12.74
                                            13                 3,329,520           12.75-12.99
                                           142                28,893,963           13.00-13.24
                                            35                 5,815,090           13.25-13.49
                                            31                 3,433,838           13.50-13.74
                                            16                 1,074,968           13.75-13.99
                                            62                 2,249,164           14.00-14.24
                                             4                   257,190           14.25-14.49
                                            57                 1,999,389           14.50-14.74
                                             9                 4,787,792           14.75-14.99
                                           124                 4,097,995           15.00-15.24
                                            10                   262,907           15.50-15.74
                                             7                 1,047,411           15.75-15.99
                                            25                 1,349,751           16.00-16.24
                                             6                   141,099           16.50-16.74
                                             3                    82,971           16.75-16.99
                                             8                 2,444,134           17.00-17.24
                                             5                   247,535           17.50-17.74
                                             3                 4,771,982           17.75-17.99
                                             9                 1,663,429           18.00-18.24
                                            10                   139,011           19.00-19.24
                                             1                    81,704           19.25-19.49
                                             1                    64,641           20.50-23.99
                                             1                    10,207           24.00-24.24
- -----------------------------------------------------------------------------------------------
Total Loans                              3,988               517,210,009
- -----------------------------------------------------------------------------------------------
Equities
  PMC                                                          1,932,952
  Cardinal Health                                                329,625
  Kleener King Satellites                                        108,696
  Micromedics                                                     58,828
  Arca                                                            50,000
Other                                                             72,161
                                                 -----------------------
Total Equities                               9                 2,552,262
                                     ---------   -----------------------
Total Investments                        3,997               519,762,271
                                     ---------
  Plus: Origination costs, net                                 1,802,702
                                                 -----------------------
  Investments, at cost                                       521,564,973
  Less: Unrealized depreciation
    on investments                                             7,411,367
- -----------------------------------------------------------------------------------------------
  Total investments, at Board of Directors                  $514,153,606
  valuation
===============================================================================================

   The accompanying notes are an integral part of this consolidated schedule.

                            MEDALLION FINANCIAL CORP.
                      Consolidated Schedule of Investments
                                December 31, 1999

- ------------------------------------------------------------------------------------------------
                                Number of               Balance                  Contractual
                                  Loans               Outstanding                   % rate
                              ------------ --------------------------------- -------------------
                                        1                      $      5,050                   5
                                        9                         1,519,559           6.88-6.94
                                        1                           402,929                7.25
                                       54                         9,001,891           7.50-7.63
                                      114                        33,550,228           7.75-7.94
                                      245                        62,017,538           8.00-8.24
                                      189                        37,423,528           8.25-8.49
                                      360                        51,239,688           8.50-8.74
                                      257                        35,637,965           8.75-8.99
                                      271                        25,342,237           9.00-9.24
                                       63                         5,700,950           9.25-9.49
                                      132                        11,494,056           9.50-9.74
                                       47                         6,357,896           9.75-9.99
                                      142                        18,714,010         10.00-10.24
                                       31                         5,310,674         10.25-10.49
                                      155                        17,879,822         10.50-10.74
                                       97                        11,801,818         10.75-10.99
                                      213                        25,277,728         11.00-11.24
                                      463                        30,725,089         11.25-11.49
                                       77                        10,819,931         11.50-11.74
                                       63                         9,527,922         11.75-11.99
                                      294                        25,080,752         12.00-12.24
                                       12                         1,460,990         12.25-12.49
                                       31                         2,382,881         12.50-12.74
                                        9                         1,819,457         12.75-12.99
                                      215                        24,780,315         13.00-13.24
                                       28                         1,169,729         13.25-13.49
                                       29                         2,243,626         13.50-13.74
                                       18                         2,600,092         13.75-13.99
                                      102                         3,381,115         14.00-14.24
                                        7                           597,066         14.25-14.49
                                       58                         2,072,177         14.50-14.74
                                       12                           396,466         14.75-14.99
                                      217                         6,029,543         15.00-15.24
                                        1                           653,087         15.25-15.49
                                       14                           402,240         15.50-15.74
                                        6                           686,161         15.75-15.99
                                       21                           708,365         16.00-16.24
                                        2                            24,400         16.25-16.49
                                        9                           317,398         16.50-16.74
                                        4                           107,571         16.75-16.99
                                        8                         3,231,554         17.00-17.24
                                        1                            23,460         17.25-17.49
                                        2                            83,960         17.50-17.74
                                        2                            84,379         17.75-17.99
                                       20                         3,806,737         18.00-18.24
                                        5                            84,238         19.00-19.24
- ------------------------------------------------------------------------------------------------
Total Loans                         4,111                       493,978,267
- ------------------------------------------------------------------------------------------------
Equities
  PMC                                                             1,992,022
  Cardinal Health                                                   329,625
  Kleener King Satellites                                           108,696
  Micromedics                                                        58,828
  Arca                                                               50,000
Other                                                                66,718
- ------------------------------------------------------------------------------------------------
Total Equities                         11                         2,605,889          N/A
- ------------------------------------------------------------------------------------------------
Total Investments                   4,122                       496,584,156
- ------------------------------------------------------------------------------------------------
  Plus: Origination costs, net                                    2,552,922
- ------------------------------------------------------------------------------------------------
  Investments, at cost                                          499,137,078
- ------------------------------------------------------------------------------------------------
  Less: Unrealized depreciation
    on investments                                                9,569,882
- ------------------------------------------------------------------------------------------------
  Total investments, at Board of                               $489,567,196
  Directors valuation
================================================================================================

   The accompanying notes are an integral part of this consolidated schedule.