Form 10-Q
period 2001-03-31
MEDALLION FINANCIAL CORP
filed 2001-05-15
CIK 1000209

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

                  For the quarterly period ended March 31, 2001

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

                      Yes     X          No
                             ---               ---

Number of shares of Common Stock outstanding at the latest practicable date, May 10, 2001:

             Class Outstanding                Par Value       Shares Outstanding
             -----------------                ---------       ------------------

Common Stock....................................$.01..............14,602,846


================================================================================

                            MEDALLION FINANCIAL CORP.

                                    FORM 10-Q

                                      INDEX

PART I........................................................................................................3

FINANCIAL INFORMATION.........................................................................................3


      ITEM.1 Basis Of Preparation.............................................................................3

         CONSOLIDATED BALANCE SHEETS..........................................................................4
         CONSOLIDATED STATEMENTS OF OPERATIONS................................................................5
         CONSOLIDATED STATEMENTS OF CASH FLOWS................................................................6

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........14

PART II......................................................................................................29

OTHER INFORMATION............................................................................................29


      ITEM 1. Legal Proceedings..............................................................................29


      ITEM 2. Changes in Securities and Use of Proceeds......................................................29


      ITEM 3. Defaults Upon Senior Securities................................................................29


      ITEM 4. Submission of Matters to a Vote of Security Holders............................................29


      ITEM 5. Other Information..............................................................................29


      ITEM 6. Exhibits and reports on form 8-K...............................................................29


      SIGNATURES.............................................................................................30

                                     PART I.
FINANCIAL INFORMATION

ITEM.1 Basis Of Preparation


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


         The financial information is divided into two sections. The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2001.


         The consolidated balance sheets of the Company as of March 31, 2001, the related consolidated statements of operations for the three months ended March 31, 2001, and the consolidated statements of cash flows for the three months ended March 31, 2001 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2001 or for any other interim period may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                            MEDALLION FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

==================================================================================================================
                                                                        March 31, 2001          December 31, 2000
==================================================================================================================
Assets
Investments:
    Medallion loans                                                       $285,341,499               $299,302,548
    Commercial loans                                                       205,383,713                212,721,373
    Equity investments                                                       1,729,544                  2,129,685
                                                             -----------------------------------------------------
Net investments                                                            492,454,756                514,153,606
Investment in and loans to unconsolidated subsidiary                         2,117,365                  1,856,421
                                                             -----------------------------------------------------
    Total investments                                                      494,572,121                516,010,027
Cash                                                                        24,513,968                 15,652,878
Accrued interest receivable                                                  9,601,269                  8,701,981
Servicing fee receivable                                                     6,355,354                  6,632,516
Fixed assets, net                                                            1,940,839                  2,050,808
Goodwill, net                                                                5,517,519                  5,650,045
Other assets, net                                                            6,157,523                  6,016,747
                                                             -----------------------------------------------------
    Total assets                                                           548,658,593                560,715,002
==================================================================================================================
Liabilities
Accounts payable and accrued expenses                                        9,720,526                  7,723,812
Dividends payable                                                                    -                  5,244,281
Accrued interest payable                                                     1,925,079                  3,887,589
Commercial paper                                                               763,708                 24,066,269
Notes payable to banks                                                     319,470,000                305,700,000
Senior secured notes                                                        45,000,000                 45,000,000
SBA debentures payable                                                      21,360,000                 21,360,000
                                                             -----------------------------------------------------
Total liabilities                                                          398,239,313                412,981,951
==================================================================================================================
Shareholders' Equity
Preferred Stock (1,000,000 shares of $.01 par value stock
authorized - none outstanding)                                                       -                          -
Common stock (50,000,000 shares of $.01 par  value stock
authorized - 14,582,035 and 14,546,637 shares outstanding
at March 31, 2001 and December 31, 2000, respectively)                         145,821                    145,467
Capital in excess of par value                                             146,776,023                146,379,377
Accumulated undistributed net investment income                              3,497,436                  1,208,207
                                                             -----------------------------------------------------
    Total shareholders' equity                                             150,419,280                147,733,051
                                                             -----------------------------------------------------
    Total liabilities and shareholders' equity                            $548,658,593               $560,715,002
==================================================================================================================
Number of common shares                                                     14,582,035                 14,546,637
Net asset value per share                                                       $10.32                     $10.16
==================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                            MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

==========================================================================================================
                                                                             Three Months Ended
                                                                                  March 31,
==========================================================================================================
                                                                      2001                        2000
==========================================================================================================
Investment income
Interest and dividend income on investments                      $ 13,329,179                $ 14,451,068
Interest income on short-term investments                              44,952                      79,877
                                                       ---------------------------------------------------
    Total investment income                                        13,374,131                  14,530,945
----------------------------------------------------------------------------------------------------------
Interest expense
Notes payable to banks                                              5,790,472                   3,304,556
Commercial paper                                                      155,529                   2,281,159
Senior secured notes                                                  821,864                     821,865
SBA debentures                                                        433,172                     409,418
                                                       ---------------------------------------------------
    Total interest expense                                          7,201,037                   6,816,998
                                                       ---------------------------------------------------
Net-interest income                                                 6,173,094                   7,713,947
----------------------------------------------------------------------------------------------------------
Non-interest income
Gain on sale of loans                                                 433,180                     686,098
Equity in losses of unconsolidated subsidiary                       (427,184)                   (319,349)
Accretion of negative goodwill                                              -                     180,600
Other income                                                          971,246                     799,907
                                                       ---------------------------------------------------
    Total non-interest income                                         977,242                   1,347,256
----------------------------------------------------------------------------------------------------------
Non-interest expense
Salaries and benefits                                               2,677,076                   2,455,981
Professional fees                                                     395,247                     416,617
Amortization of goodwill                                              132,526                     136,578
Administrative and advisory fees                                        3,135                      61,541
Other operating expenses                                            1,610,857                   1,624,429
                                                       ---------------------------------------------------
    Total  non-interest expenses                                    4,818,841                   4,695,146
----------------------------------------------------------------------------------------------------------
Net investment income                                               2,331,495                   4,366,057
Net realized gains (losses) on investments                          (898,413)                     246,749
Change in unrealized appreciation (depreciation), net                 893,264                    (112,711)
Income tax provision                                                 (37,117)                        (150)
----------------------------------------------------------------------------------------------------------
Net increase in net assets resulting from operations             $  2,289,229                $  4,499,945
Basic                                                                     .16                $       0.31
Diluted                                                                   .16                        0.31
Weighted average common shares outstanding
Basic                                                              14,571,731                  14,524,428
Diluted                                                            14,583,299                  14,591,352
==========================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                            MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

=====================================================================================================================
                                                                                          Three Months Ended
                                                                                               March 31,
=====================================================================================================================
                                                                                      2001                   2000
=====================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations                               $ 2,289,229           $ 4,499,945
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
    Depreciation and amortization                                                      286,151               240,523
    Amortization of goodwill                                                           132,526               134,009
    Amortization of origination costs                                                  272,447               255,874
    Accretion of negative goodwill                                                           -             (180,600)
    Increase in unrealized appreciation                                              (893,264)               112,711
    Net realized loss on investments                                                   898,413             (246,749)
    Equity in Losses in unconsolidated subsidiary                                     427,184               319,349
    Increase in accrued interest receivable                                          (899,287)           (2,156,943)
    Decrease in receivable from sale of loans                                                -             7,431,892
    Decrease (increase) in servicing fee receivable                                    277,162             (525,803)
    Increase in other assets, net                                                    (140,776)             (676,341)
    Increase (decrease) in accounts payable and accrued expenses                     1,996,713           (1,923,646)
    Decrease in accrued interest payable                                           (1,962,509)           (1,702,549)
                                                                            -----------------------------------------
      Net cash provided by operating activities                                      2,683,989             5,581,672
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Originations of investments                                                       (20,411,200)          (85,515,419)
Proceeds from sales and maturities of investments                                   41,832,448            61,444,491
Investment in and loans to unconsolidated subsidiary, net                            (688,128)               697,158
Capital expenditures                                                                 (176,178)             (101,780)
                                                                            -----------------------------------------
Net cash used in investing activities                                               20,556,942          (23,475,550)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable (repayments) to banks-net                               13,770,000          (17,450,000)
Proceeds from issuance of (repayments of) commercial paper-net                    (23,302,560)            42,673,483
Proceeds from exercise of stock options                                                374,000                36,000
Issuance of stock                                                                       23,000                     -
Payment of declared dividends to current stockholders                              (5,244,281)           (5,609,773)
                                                                            -----------------------------------------
Net cash (used in) provided by financing activities                               (14,379,841)            19,649,710
---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                      8,861,090             1,755,832
CASH beginning of period                                                            15,652,878             7,459,284
                                                                            -----------------------------------------
CASH end of period                                                                  24,513,968             9,215,116
---------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                                          $  9,163,547           $ 8,519,546
=====================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                            MEDALLION FINANCIAL CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 March 31, 2001


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


Principles of Consolidation and Use of the Equity Method


         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, except for Media. All significant intercompany transactions, balances, and profits have been eliminated in consolidation. The consolidated statements give retroactive effect to the merger with Freshstart, retroactively combined with the Company's financial statements as if the merger had occurred at the beginning of the earliest period presented.


         The Company's investment in Media is accounted for under the equity method. All significant intercompany transactions, balances and profits have been eliminated in the use of the equity method. As a non-investment company, Media cannot be consolidated with the Company, which is an investment company under the 1940 Act. Refer to Note 3 for the presentation of financial information for Media.


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


         Investments in equity securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market, are determined by the Board of Directors based upon assets and revenues of the underlying investee company as well as general market trends for businesses in the same industry. Included in equity investments at March 31, 2001 are marketable and non-marketable securities of approximately $1,090,000 and $640,000, respectively. Included in equity investments at December 31, 2000 are marketable and non-marketable securities of approximately $1,490,000 and $640,000, respectively. Because of the inherent uncertainty of valuations, the Board of Directors' estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.


         The Company's investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 58% of the Company's loan portfolio at March 31, 2001 and December 31, 2000, had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 79% and 77%, respectively, are in New York City. These loans are secured by the medallions, taxicabs and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, personally guaranteed by the owners. A portion of the Company's portfolio represents loans to various commercial enterprises, including dry cleaners, laundromats, restaurants, garages, and gas stations. These loans are secured by various equipment and/or real estate and are generally guaranteed by the owners, and in certain cases, by the equipment dealers. These loans are made primarily in the metropolitan New York City area. The remaining portion of the Company's portfolio is from the origination of loans guaranteed by the SBA under its
Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the U.S. Congress.


Collateral Appreciation Participation Loans


         During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $30 million, of which $21 million was syndicated to other financial institutions. In consideration for modifications from it's normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $30 million of the collateral. The fair value of the collateral appreciation participation loan portfolio at March 31, 2001 was $12.8 million, which represented approximately 3% of the total loan portfolio. Additional interest income totaled approximately $700,000 and $1,100,000 for the quarters ended March 31, 2001 and 2000, and is included in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets. The Company believes that the additional interest income recorded is fully realizable through operation of the collateral or orderly sales in the market. As a regulated investment company, the Company is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments. The Company feels that it has adequately calculated the fair market value on these investments and relies upon information such as recent and historical medallion sale prices. If there is a decrease in the value of taxicab medallions, the reduction in the value of the investments will be reversed against investment income.


Income Recognition


         Interest income is recorded on the accrual basis. Loans are placed on non-accrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on non-accrual loans is recognized when cash is received. At March 31, 2001 and December 31, 2000 total non-accrual loans were approximately $13,601,000 and $13,197,000.

Loan Sales and Servicing Fee Receivable


         The principal portion of loans serviced for others by the Company at March 31, 2001 and December 31, 2000 amounted to approximately $232,000,000 and $231,000,000.


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


         The activity in the reserve for servicing fee receivable follows:


===============================================================================================================
                                                                         Three Months Ended March 31,
---------------------------------------------------------------------------------------------------------------
                                                                                  2001             2000
---------------------------------------------------------------------------------------------------------------
Beginning Balance                                                             $205,000               $-
Additions charged to operations                                                 31,000                -

---------------------------------------------------------------------------------------------------------------
Ending Balance                                                                $236,000               $-
===============================================================================================================

Unrealized Appreciation (Depreciation) and Gains/(Losses) on Investments

         The change in unrealized appreciation/(depreciation) of investments is the amount by which the fair value estimated by the Company is greater/(less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and write-offs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized depreciation at March 31, 2001 and 2000 amounted to $6.1 million and $7.4 million, respectively.

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

Net Increase in Net Assets Resulting from Operations per Share (EPS)


         Basic earnings per share is computed by dividing net increase in net assets resulting from operations available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average dilutive effect of the Company's common stock and stock options. Basic and diluted EPS for the three months ended March 31, 2001 and 2000 are as follows:




===========================================================================================================================
(Dollars in thousands, except per share amount)                                                  2001            2000
===========================================================================================================================
Net increase in net assets resulting from operations available to common shareholders           $     2,289    $     4,500
---------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding applicable to basic EPS                               14,571,731     14,524,428
Effect of dilutive stock options                                                                     11,568         66,924
                                                                                           --------------------------------
Adjusted weighted average common shares outstanding applicable to diluted EPS                    14,583,299     14,591,352
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                                                .16            .31
Diluted earnings per share                                                                      $       .16    $       .31
===========================================================================================================================

Derivatives

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards regarding accounting and reporting requirements for derivative instruments and hedging activities. In June 1999, the Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The new standard deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 beginning January 1, 2001. The cumulative effect of adoption was not material.


         The Company is party to certain interest rate cap agreements. These contracts were entered into as part of the Company's management of interest rate exposure and effectively limit the amount of interest rate risk that may be taken on a portion of the Company's outstanding debt. All interest rate caps are designated as hedges of certain liabilities, however, any hedge ineffectiveness is charged to earnings in the period incurred. For the three months ended March 31, 2001 and 2000, the amount charged to earnings was $102,000 and $0.
Premiums paid on the interest rate caps were previously amortized over the lives of the cap agreements and amortization of these costs was recorded as an adjustment to interest expense. Upon adoption of SFAS 133, the interest rate caps are recorded at fair value which is determined based on information provided by the Company's counterparties. Interest rate settlements, if any, are recorded as a reduction of interest expense over the lives of the agreements. The fair value of the Company's interest rate caps as of March 31, 2001 was $260.

Reclassifications

         Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3) Investment in Unconsolidated Subsidiary

The balance sheets at March 31, 2001 and December 31, 2000 for Media are as follows:

===================================================================================================================
                                                                                  March 31,           December 31,
                                                                            ---------------------------------------
                                                                                      2001                   2000
===================================================================================================================
Cash                                                                        $       19,087          $       5,259
Accounts receivable                                                              1,069,669              2,652,055
Equipment, net                                                                   3,299,606              3,281,011
Goodwill                                                                         1,650,551              1,659,624
Prepaid signing bonuses                                                          1,823,935              1,521,253
Other                                                                            3,163,845              2,882,750
Due from parent                                                                          -                321,723
                                                                            ---------------------------------------
Total assets                                                                $   11,026,693          $  12,323,675
-------------------------------------------------------------------------------------------------------------------
Accounts payable and accrued expenses                                            1,140,131          $     683,369
Note payable-bank                                                                3,900,000              3,900,000
Notes payable-parent                                                               362,303                      -
Deferred revenue                                                                 3,713,005              5,453,550
                                                                            ---------------------------------------
Total liabilities                                                                9,115,439             10,036,919
-------------------------------------------------------------------------------------------------------------------
Equity                                                                           1,001,000              1,001,000
Retained Earnings                                                                  910,254              1,285,756
                                                                            ---------------------------------------
Total equity                                                                     1,911,254              2,286,756
                                                                            ---------------------------------------
Total liabilities and equity                                                $   11,026,693          $  12,323,675
===================================================================================================================

The statements of operations of Media for the three months ended March 31, 2001 and 2000 are as follows:

===================================================================================================================
                                                                                       Three Months Ended
===================================================================================================================
                                                                                           March 31,
                                                                            ---------------------------------------
                                                                                    2001                   2000
===================================================================================================================
Advertising revenue                                                           $3,355,226             $2,276,321
Cost of fleet services                                                         2,066,959              1,163,103
                                                                            ---------------------------------------
Gross profit                                                                   1,288,267              1,113,218
Other operating expenses                                                       2,038,592              1,396,216
                                                                            ---------------------------------------
Loss before taxes                                                               (750,325)              (282,998)
Income tax benefit                                                              (323,141)              (113,199)
                                                                            ---------------------------------------
Net loss                                                              $(427,184)             $(169,799)
===================================================================================================================


         Included in advertising revenue for the quarter ended March 31, 2001 is approximately $567,000 related to contracts that were cancelled in prior periods due to legislative changes and other factors. This revenue was recognized upon determination that Media had no further obligations under the contract.

(4) Commercial Paper, Notes payable to banks and senior secured notes


         Borrowings under the commercial paper, revolving credit, and senior note agreements are secured by the assets of the Company. The outstanding balances were as follows as of March 31, 2001 and December 31, 2000.




===================================================================================================================
Description                                                                                2001               2000
===================================================================================================================
Commercial paper                                                                  $     763,708       $ 24,066,269
Revolving credit agreements                                                         319,470,000        305,700,000
Senior secured notes                                                                 45,000,000         45,000,000
-------------------------------------------------------------------------------------------------------------------
Total                                                                             $ 365,233,708       $374,766,269
===================================================================================================================

(a) Commercial Paper

         On March 13, 1998, MFC entered into a commercial paper agreement to sell up to an aggregate principal amount of $195 million in secured commercial paper through private placements, and coincident with the extension and expansion of the Revolving Credit Agreement (the Revolver), the commercial paper line was expanded to $220,000,000. The commercial paper program ranks on a pari passu basis with the Revolver. The commercial paper program has a specified maturity date of June 30, 2001, which represents the maturity date of MFC's Revolver, but may be terminated by the Company at anytime. During December 2000, MFC'S outstanding commercial paper began to mature and was replaced by draws on the Revolver at a cost of 7.83%, compared to a cost of 7.10%. On November 22, 2000, Fitch IBCA placed Medallion's "BBB" senior secured debt rating and "F2" secured commercial paper rating on negative watch. In addition, in December 2000, Medallion's other rating agency, Thompson's Bankwatch, was acquired by Fitch IBCA, leaving it with only one commercial paper rating. Primarily as a result of these factors, a substantial portion of Medallion's commercial paper did not rollover and has subsequently been replaced by Medallion's bank facility. On January 18, 2001, Fitch IBCA lowered the Company's senior secured debt rating and secured commercial paper rating to "BB+" and "B", respectively, and removed them from negative watch. At March 31, 2001 and December 31, 2000, MFC had approximately $764,000 and $24,066,000 outstanding at a weighted average interest rate of 7.18% and 7.10%. For the three months ended March 31, 2001 and year ended December 31, 2000, MFC's weighted average borrowings related to commercial paper were $7,653,000 and $135,568,000 with a weighted average interest rate of 7.45% and 7.25%. Commercial paper outstandings are deducted from the Revolver as the Revolver acts as a liquidity facility for the commercial paper.

(b) Revolving Credit Agreements

         On March 27, 1992 (and as subsequently amended), MFC entered into the Revolver with a group of banks. Effective on February 10, 2000, MFC extended the Revolver until June 30, 2001 at an aggregate credit commitment amount of $220,000,000, an increase from $195,000,000 previously, pursuant to the Loan Agreement dated December 24, 1997. Amounts available under the Revolver are reduced by amounts outstanding under the commercial paper program as the Revolver acts as a liquidity facility for the commercial paper program. As of March 31, 2001 and December 31, 2000, amounts available under the Revolver were $0. The Revolver may be extended annually after June 30, 2001 upon the option of the participating banks and acceptance by MFC. Outstanding borrowings under the Revolver were $212,670,000 and $195,700,000 at weighted average interest rates of 6.48% and 7.68% at March 31, 2001 and December 31, 2000.


         On July 31, 1998, (and as subsequently amended) the Company closed its existing $25,000,000 revolving credit line and entered into a committed revolving credit agreement (the Loan Agreement) with a group of banks. The aggregate credit commitment amount was $100,000,000 maturing on June 28, 2000 and was extended on September 22, 2000 to September 21, 2001 at an increased commitment level of $110,000,000. The Loan Agreement may be extended annually thereafter upon the option of the participating banks and acceptance by the Company. Outstanding borrowings under the Loan Agreement were $103,300,000 and $106,500,000 at a weighted average interest rate of 6.40% and 8.09% at March 31, 2001 and December 31, 2000.


         On March 6, 1997, Freshstart established a $5,000,000 line of credit with a bank at a rate of LIBOR plus 1.75%. Persuant to the terms of the line of credit, the Company is required to comply with certain terms, covenants, and conditions, including maintaining minimum balances with the bank. The line of credit is unsecured. In connection with the Freshstart merger, the line was reduced to $3,500,000 with no specific maturity.


         The weighted average interest rate for the Company's consolidated outstanding revolver borrowings at March 31, 2001 and December 31, 2000 was 6.46% and 7.83%. During the three months ended March 31, 2001 and 2000, the Company's weighted average borrowings were $302,724,000 and $175,687,500 with a weighted average interest rate of 7.50% and 6.97%, respectively.


         On March 30, 2001 Medallion finalized certain amendments and was granted a waiver of compliance with certain provisions. These amendments clarified and revised certain provisions of the agreements related to business activities and financial covenants of Medallion and MFC, and adjusted the rate of interest paid on the notes. As of the effective date of the amendments, Medallion believes it and MFC are in compliance with the requirements of the credit facilities, as amended, and expect to remain in compliance with the amended credit facilities for the foreseeable future. Medallion, MFC, and their lenders have initiated discussions as to the next renewal of the existing bank loans which mature in June and September, 2001. Although, there can be no assurances, the Company expects a satisfactory result from these discussions.

         Periodically MFC must maintain certain covenants under its Revolver. At March 31, 2001, MFC was not in compliance with the covenant relating to interest expense ratios (resulting in similar non-compliance under the Notes (as defined below) and the Loan Agreement). The Company is presently seeking a waiver under the Revolver which would cure all such non-compliance under these agreements.

(c) Senior Secured Notes

         On June 1, 1999, MFC issued $22.5 million of Series A senior secured notes that mature on June 1, 2004, and on September 1, 1999, MFC issued $22.5 million of Series B senior secured notes that mature on September 1, 2004 (together, the Notes). The Notes bear a fixed rate of interest of 7.20% (7.35% effective March 30, 2001 pursuant to the amendments discussed above) and interest is paid quarterly in arrears. The Notes rank pari passu with the revolvers and commercial paper through inter-creditor agreements.

(d) Interest Rate Cap Agreements

         On June 22, 2000, MFC entered into an interest cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 7.25% until June 24, 2002. On July 6, 1999, MFC entered into two interest rate cap agreements limiting the Company's maximum LIBOR exposure on a total of $20,000,000 of MFC's revolving credit facility to 6.50% until July 6, 2001. On April 7, 1998, MFC entered into an interest rate cap agreement limiting the company's maximum LIBOR exposure on $20,000,000 of MFC's revolving credit facility to 6.50% until September 30, 1999 and 7.0% until March 30, 2001. The Company is exposed to credit loss in the event of nonperformance by the counterparties on the interest rate cap agreements. The Company does not anticipate nonperformance by any of these parties.

(5) SBA Debentures Payable

         Outstanding SBA debentures are as follows at March 31, 2001 and December 31, 2000:




=============================================================================================================
Due Date                                                             2001              2000    Interest Rate
=============================================================================================================
December 1, 2006                                               $5,500,000        $5,500,000         7.08%
March 1, 2007                                                   4,210,000         4,210,000         7.38
September 1, 2007                                               4,060,000         4,060,000         7.76
June 1, 2007                                                    3,000,000         3,000,000         7.07
March 1, 2006                                                   2,000,000         2,000,000         7.08
December 16, 2002                                               1,300,000         1,300,000         4.51
June 1, 2005                                                      520,000           520,000         6.69
December 1, 2005                                                  520,000           520,000         6.54
June 1, 2006                                                      250,000           250,000         7.71
                                                         ---------------------------------------------------
                                                              $21,360,000       $21,360,000
=============================================================================================================

(6) Segment Reporting

         The Company has two reportable business segments, lending and taxicab rooftop advertising. The lending segment originates and services secured commercial loans. The taxicab rooftop advertising segment sells advertising space to advertising agencies and companies in several major markets across the United States. The segment is reported as an unconsolidated subsidiary, Medallion Taxi Media, Inc. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The lending segment is presented in the consolidated financial statements of the Company. Financial information relating to the taxicab rooftop advertising segment is presented in Note 3, and represents an immaterial part of total Company revenues, expenses, income, assets and liabilities.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. In addition, this section contains forward-looking statements. These forward-looking statements are subject to inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section.

General

         We are a specialty finance company that originates and services loans that finance taxicab medallions and various types of commercial loans. We have a leading position in taxicab medallion financing. Since 1996, we have increased our medallion loan portfolio at a compound annual growth rate of 18% and our commercial loan portfolio at a compound annual growth rate of 38%. Our total assets under our management was approximately $780 million and has grown from $215 million at the end of 1996, a compound annual growth rate of 35%.


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


         Medallion originates loans under the Section 7(a) loan program of the SBA through its wholly owned subsidiary BLL. Up to 75% of the amount of these loans (up to $1,000,000) are guaranteed by the SBA. Medallion regularly sells the guaranteed portion of these loans in the secondary market and holds the non-guaranteed portion until maturity.


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


         The following table illustrates Medallion's investments at fair value and the weighted average portfolio yields calculated using the contractual interest rates of the loans at the dates indicated:


===================================================================================================================================
                                                      3/31/2000                        12/31/2000                         3/31/2001
                                   % of    Interest   Principal      % of   Interest    Principal       % of   Interest   Principal
                                 Portfolio   Rate      Balance    Portfolio   Rate       Balance     Portfolio   Rate      Balance
===================================================================================================================================
Medallion Loans
New York                           49.8%    8.41%      $259,039     41.5%    8.67%       $215,607       42.5%   8.62%     $211,103
Fresh Start-New York                3.1%    9.27%        15,889      2.5%    9.10%         12,851        3.0%   9.17%       15,088
Boston                              1.6%   10.38%         8,549      3.3%   11.21%         17,279        3.1%  11.16%       15,612
Cambridge                           0.5%    9.97%         2,718      0.2%   10.58%            927        0.4%  11.78%        1,742
Chicago                             5.3%   10.75%        27,599      6.3%   10.47%         32,621        5.0%  10.38%       24,825
Newark                              2.4%   11.79%        12,377      2.1%   11.59%         11,092        2.0%  11.54%        9,783
Other                               1.1%   10.29%         5,596      1.6%   11.16%          8,230        1.3%  11.42%        6,477
-----------------------------------------------------------------------------------------------------------------------------------
Total Medallion Loans              63.7%    8.87%       331,767     57.5%    9.22%        298,607       57.3%   9.12%      284,630
-----------------------------------------------------------------------------------------------------------------------------------
Add: FASB 91                                                915                               697                              712
===================================================================================================================================
Medallion Loans, net               65.0%                332,682     58.2%                 299,304       57.9%             $285,342
===================================================================================================================================
Commercial Loans
Dry Cleaning                        1.9%   13.30%        10,013      1.4%   13.26%          7,438        1.3%  13.14%     $  6,597
Laundromat                          2.7%   12.56%        14,162      1.9%   12.37%          9,844        1.8%  12.23%        9,041
Commercial Secured                 12.3%   12.49%        64,294     16.6%   12.84%         86,216       17.7%  12.16%       88,087
7 a Loans                          11.0%   11.25%        57,439     12.7%   11.50%         66,058       12.2%  11.05%       60,573
Asset based receivable              6.6%   10.72%        34,241      8.3%   12.98%         43,120        8.2%  12.06%       40,611
Fresh Start                         1.1%   11.00%         5,729      1.1%   11.00%          5,927        1.1%  10.00%        5,429
-----------------------------------------------------------------------------------------------------------------------------------
Total Commercial Loans             35.7%   11.78%       185,878     42.1%   12.41%        218,603       42.3%  11.80%      210,338
-----------------------------------------------------------------------------------------------------------------------------------
Add: FASB 91                                              1,639                             1,107                              974
Less: Reserve                                           (8,852)                           (6,989)                          (5,929)
===================================================================================================================================
Commercial loans, net              35.0%                178,665     41.4%                 212,721       41.7%              205,383
===================================================================================================================================
Equity investments                0.0061                  3,037      0.5%    0.00%          2,552        0.4%   0.00%        1,855
                             ------------------------------------------------------------------------------------------------------
Less: Unrealized depreciation                             (562)                             (423)                            (125)
                                                 --------------                    --------------                    -------------
                                                          2,475                             2,129                            1,730
===================================================================================================================================
Total investments at cost         100.0%    9.91%       520,682    100.0%   10.56%        519,762        100%  10.26%      496,823
===================================================================================================================================
Add: FASB 91                                              2,554                             1,804                            1,686
Less: Net depreciation on
equities                                                  (562)                             (423)                            (125)
Less: Reserve                                           (8,852)                           (6,989)                          (5,929)
===================================================================================================================================
Total investments, net            100.0%               $513,822      100%                $514,154        100%             $492,455
===================================================================================================================================

PORTFOLIO SUMMARY

Total Portfolio Yield

         The weighted average yield of the total portfolio at March 31, 2001 was 10.26%, which is an increase of 35 basis points from 9.91% at March 31, 2000, but down 30 basis points from year end. The increase in the total portfolio yield compared to a year ago was due to the shift in the composition of the portfolio to an increased percentage of higher yielding commercial loans. The decline compared to the prior quarter resulted from the decrease in the yields of the medallion and commercial loan portfolios primarily due to the Federal Reserve's lowering of interest rates during the quarter, partially offset by an increased percentage of commercial loans in Medallion's portfolio. Medallion expects to try to continue increasing both the percentage of commercial loans in the total portfolio and the origination of floating and adjustable-rate loans and non-New York medallion loans.

Medallion Loan Portfolio

         Medallion loans comprised 58% of the total portfolio of $492 million at March 31, 2001 and $514 million at December 31, 2000, compared to 65% of the total portfolio of $514 million at March 31, 2000. The medallion loan portfolio decreased by $14.0 million or 5% in the quarter, reflecting a decrease in medallion loan originations in most markets, and Medallion's execution of participation agreements with third parties for $26.1 million of low yielding New York medallion loans. Medallion retains a portion of these participating loans and earns a fee for servicing the loans for the third parties.


         The weighted average yield of the medallion loan portfolio at March 31, 2001 was 9.12%, an increase of 25 basis points from 8.87% at March 31, 2000, which was down 10 basis points from 9.22% at December 31, 2000. The decrease from year end primarily reflected the reduction in interest rates during the quarter and the increase compared to March 31, 2000, primarily reflects Medallion's expansion into markets outside of New York, which produced yields 100 to 300 basis points higher than loans originated in the New York medallion market, offset by the effects of continuing competition in the New York medallion market. At March 31, 2001, 21% of the medallion loan portfolio represented loans outside New York compared to 23% at year-end 2000 and 17% a year ago. Medallion continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

Collateral Appreciation Participation Loans

         During the 2000 first half, we originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $30 million, of which $21 million was syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $30 million of the collateral. The fair value of the collateral appreciation participation loan portfolio at March 31, 2001 was $12.8 million, which represented 2.6% of the total loan portfolio. Additional interest income totaled approximately $700,000, ($400,000) and $1.1 million in the 2001 first quarter, 2000 fourth quarter, and 2000 first quarter respectively, and is included in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets. The Company believes that the additional interest income recorded is fully realizable through operation of the collateral or orderly sales in the market. As a regulated investment company, Medallion is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments. Medallion feels that it has adequately calculated the fair market value on these investments and relies upon information such as recent and historical medallion sale prices. If there is a decrease in the value of taxicab medallions, the reduction in the value of the investments will be reversed against investment income. The additional interest income is not reflected in the yield calculations shown in the table above.

Commercial Loan Portfolio

         Since 1997, Medallion has continued to shift the total portfolio mix toward a higher percentage of commercial loans, which historically have had higher yields than its medallion loans. Commercial loans were 42% of the total portfolio at March 31, 2001 compared to 41% and 36% at December 31, 2000 and March 31, 2000. The increase in the commercial loan portfolio was due to strong growth in the SBA Section 7(a) loan program and in the asset-based lending portfolio, compared to a year ago, and the decline since year end primarily reflected contractions in the SBA Section 7(a) loan programs, primarily reflecting sales and paydowns.

         The weighted average yield of the commercial loan portfolio at March 31, 2001 was 11.80%, a decrease of 61 basis points from 12.41% at year end, and compared to March 31, 2000, the yield increased 2 basis points from 11.78%. The decrease from year-end primarily reflected the drop of interest rates in the economy. The rate movement primarily reflected a shift in the mix within the commercial portfolio from fixed-rate loans to floating-rate or adjustable-rate loans tied to the prime rate, and the corresponding sensitivity of the yield to movements in the prime rate. Medallion continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. At March 31, 2001, floating-rate loans represented approximately 69% of the commercial portfolio, unchanged from year end. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Equity Investments

         Equity Investments were 0.4%, 0.5%, and 0.6% of Medallion's total portfolio at March 31, 2001, December 31, 2000, and March 31, 2000. Equity investments are comprised of common stock and warrants.

Trend in Interest Expense

         Medallion's interest expense is driven by the interest rate payable on its LIBOR-based short-term credit facilities with bank syndicates, long-term notes payable and, to a lesser degree, secured commercial paper and fixed-rate, long-term debentures issued to or guaranteed by the SBA.


         The following table provides the interest rates and interest expense of Medallion's major credit facilities for the three months ended March 31, 2001, December 31, 2000 and March 31, 2000.


=============================================================================================================
                                                                                                Percentage
                                                                               Actual            of Total
                                                                              Interest           Interest
                                                Average Cost of Funds         Expense            Expense
=============================================================================================================
March 31, 2001
Notes payable to banks                                    7.50%            $  5,790,472           80.41%
SBA debentures                                            7.33%                 433,172            6.0
Commercial paper                                          7.45%                 155,529            2.2
Senior secured notes                                      7.06%                 821,864           11.4
-------------------------------------------------------------------------------------------------------------
December 31, 2000
Notes payable to banks                                    8.18%            $  4,024,483           51.0%
Commercial paper                                          7.38%               2,471,784           31.3
Senior secured notes                                      7.27%                 821,864           10.4
SBA debentures                                           10.48%                 572,093            7.3
-------------------------------------------------------------------------------------------------------------
March 31, 2000
Notes payable to banks                                    7.48%            $  3,304,556           48.5%
Commercial paper                                          7.15%               2,281,159           33.5
Senior Secured Notes                                      7.27%                 821,865           12.1
SBA debentures                                            7.15%                 409,418            5.9
=============================================================================================================


         Medallion will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. Accordingly, Medallion plans to limit its use of SBA funding to the subsidiary level to fund loans that qualify under the SBIA and SBA regulations. Further, Medallion believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt and secured commercial paper has generally decreased its interest expense, but has also increased Medallion's exposure to the risk of increases in market interest rates, which Medallion attempts to mitigate with certain hedging strategies. At March 31, 2001, December 31, 2000 and March 31, 2000, short-term LIBOR-based debt including commercial paper constituted 82.8%, 83.2% and 82.3% of total debt, respectively.


         Medallion's cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix and changes in the levels of average borrowings outstanding. Medallion incurs LIBOR-based debt for terms generally ranging from 1 to 180 days. Medallion's debentures issued to or guaranteed by the SBA typically have initial terms of ten years. Medallion's cost of funds reflects changes in LIBOR to a greater degree than in the past because LIBOR-based debt represents a greater proportion of Medallion's debt. Medallion measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. Medallion analyzes its cost of funds in relation to the average of the 90 and 180 day LIBOR (the "LIBOR Benchmark"). Medallion's average cost of funds for the 2001 first quarter was 7.44%, down from 7.93% in the 2000 fourth quarter, but up from 7.32% in the 2000 first quarter. The increase compared to a year ago, reflects the higher rate environment resulting from the series of rate increases initiated by the Federal Reserve Board during 2000, and the decline from the fourth quarter reflects the rate reductions which occurred in the first quarter, partially offset by the impact of the shift from commercial paper to bank debt.


         During December 2000, Medallion's outstanding commercial paper began to mature and was replaced by draws on the notes payable to banks, at costs of approximately 75 basis points higher than if the commercial paper program had been maintained. The commercial paper was not renewed, partially as a result of the loss of a credit rating due to the merger of the two rating agencies providing credit ratings to Medallion and due to the remaining rating agency placing Medallion's rating on negative credit watch.


Taxicab Advertising


         In addition to its finance business, Medallion also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media's revenue is affected by: the number of taxicab rooftop advertising displays, currently showing advertisements, and the rate charged customers for those displays. At March 31, 2001, Media had approximately 10,800 installed displays. Medallion expects that Media will continue to expand its operations by entering new markets on its own or through acquisition of existing taxicab rooftop advertising companies. Although Media is a wholly-owned subsidiary of Medallion, its results of operations are not consolidated with Medallion's operations because the Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies with investment companies.


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


         On August 7, 2000, Media entered into an agreement for up to ten years with Yellow Cab Service Corp., the taxi division of Coach USA, the leading taxi and bus charter company in the U.S., to sell advertising space on the top of over 2,300 taxicabs throughout the United States. Going forward, as Coach USA acquires taxi companies around the U.S., Media will have the right to place advertisements on top of those taxis as well


Factors Affecting Net Assets


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

                       CONSOLIDATED RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000.

         Net increase in net assets resulting from operations was $2.3 million or $0.16 per share in the 2001 first quarter, a decrease of $2.2 million or 49% from $4.5 million or $0.31 per share in the 2000 first quarter, primarily reflecting the net interest and non-interest income.


         Investment income was $13.4 million in the quarter, down $1.2 million or 8% from $14.5 million in 2000. The decrease compared to 2000 reflected a decreased level of loans and reduced additional interest income recorded on the collateral appreciation participation loans, partially offset by improved yields on the portfolios. Net investments declined $21.4 million or 4% to $492.4 million in 2001 from $513.8 million in 2000.


         The yield on the total portfolio at March 31, 2001 was 10.26%, an increase of 35 basis points compared with a yield of 9.91% a year-ago. The increase primarily reflects the series of rate hikes initiated by the Federal Reserve bank during late 1999 and continuing through most of 2000. Also impacting the improvement in investment income was the continuing movement of portfolio composition towards higher-yielding commercial loans from lower-yielding medallion loans. Yields on medallion loans at quarter end were 9.12%, up from 8.87% a year ago, and the yields on commercial loans were 11.80% at year-end, down from 11.78% a year ago. As rates began to rise, management made a conscious effort to sell or not renew these typically fixed, lower-rate medallion loans and replace them with floating, higher-rate commercial loans.


         Medallion loans were $285.3 million at March 31, 2001, down $47.3 million or 14.2% from $332.7 million a year ago, and were down $14.0 million or 5% from $299.3 million at year end, primarily reflecting reductions in most markets. The commercial loan portfolio was $205.4 million at quarter end, compared to $178.7 million a year earlier, an increase of $26.7 million or 15%, but was down $7.3 million or 3% from $212.7 million at year end. The increase compared to a year ago was in most commercial lending categories, including
$6.4 million in the asset-based lending business and $3.1 million in the SBA 7(a) lending program. The balance of the commercial loan increase was spread amongst many generic commercial lending categories, including restaurants, real estate, mezzanine financing, and other small business pursuits. The decline from year-end was spread amongst all loan categories.


         During the 2000 first half, we originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $30.0 million, of which $21.0 million was syndicated to other financial institutions. In consideration for modifications from our normal taxi medallion lending terms, we offered loans at higher loan-to-value ratios, and we are entitled to earn additional interest income based upon any increase in the value of the taxi medallion collateral on the entire $30.0 million portfolio. The value of Chicago taxi medallions increased during 2001 and 2000, and accordingly, additional interest of $700,000 million was recorded as investment income during the 2001 first quarter compared to $1.1 million recorded during the 2000 first quarter.


         Interest expense was $7.2 million in the 2001 first quarter, up $384,000 or 5.3% compared to 2000 period, primarily reflecting increased borrowing levels, coupled with the impact of an increased interest rate environment. The increase in average debt outstanding was $6.5 million, a 8% increase compared to the 2000 period. In addition to the higher borrowing levels, Medallion's debt is primarily tied to floating rate indexes, which rose during most of 2000. As a result, the average cost of funds was 7.44% in 2001, compared to 7.32% in 2000, a 2% increase of 12 basis points. Approximately 83% of Medallion's debt is short-term and floating rate, up slightly from 82% in 2000.


         Net interest income was $6.2 million for 2001, down $1.5 million or 20% from 2000, primarily reflecting the decrease in the loan portfolio, the additional interest recorded on the collateral appreciation participation loans in 2000 and higher borrowing costs in 2001.


         Medallion had gains on the sale of the guaranteed portion of SBA 7(a) loans of $433,000 in 2000, down $253,000 or 37% from $686,000 in 2000. During
2001, $5.7 million of loans were sold under the SBA program compared to $13.4 million during 2000. The decline in gains on sale reflected a decrease in loans sold of $7.7 million or 57%, along with a decrease in the level of market-determined premiums received on the sales. Equity in earnings (losses) of unconsolidated subsidiary reflects the operations of the Media division of Medallion. The loss of $427,000 in 2001 increased $108,000 from losses of $319,000 in 2000, and reflected the greater costs associated with the rapid increase in tops under contract and cities serviced, which outpaced the $1.0 million or 47% increase in revenue. Included in advertising revenue for the quarter ended March 31, 2001 is $567,000 related to contracts that were cancelled in prior periods due to legislative changes and other factors. This revenue was recognized upon determination that Media had no further continued obligations under the contract. During 2001, vehicles under contract increased 3,600 or 50% to 10,800 from 7,200 in 2000. As a result of the substantial growth in tops inventory, Media's fleet payment costs and related operating expenses to service those tops increased, at a greater rate than the growth in revenue, resulting in a loss for the quarter. Negative goodwill was fully accreted during 2000, and accordingly, accretion of $181,000 in 2000 compared to $0 in 2001. Other income of $971,000 increased $171,000 from $800,000 in 2000, primarily reflecting an increase in servicing fee income, prepayment fees, late charges, and other miscellaneous income.


         Non-interest expense was $4.8 million, up $124,000 or 3%, from $4.7 million in 2000. Salaries and benefits expense of $2.7 million was up $221,000 or 9%, reflecting normal salary increases and the impact of new senior management hires. Professional fees of $395,000 were down $21,000 or 5% from $416,000 in 2000. Rent expense of $256,000 was up $ 12,000 or 5% from $244,000 a year ago, reflecting normal rent escalation adjustments. Amortization of goodwill was $133,000 in 2001, essentially unchanged from 2000. Administration and advisory fees were $3,000 in 2001, down $58,000 from $61,000 in 2000, reflecting the completion of the advisory services contract in early 2000. Other operating expenses of $1.4 million were down $28,000 or 2% from $1.4 million in 2000.


         Net unrealized appreciation on investments was $893,000 in 2001, compared to net unrealized depreciation of $113,000 in 2000, an increase of $1.0 million. Unrealized appreciation/(depreciation) arises when Medallion makes valuation adjustments to the investment portfolio. When investments are sold or written-off, any resulting realized gain/(loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The increase in 2001 activity primarily resulted from the reversal of unrealized depreciation related to the final disposition of a portfolio investment that resulted in realized losses of $693,000 (that had been fully reserved in prior periods) and recoveries of $565,000, partially offset a net increase in unrealized depreciation of $207,000 in 2000.


         Net realized loss on investments in 2001 was $898,000, compared to a net gain of $247,000 in 2000, a decrease of $1.1 million, primarily reflecting the realized loss reflected above. The balance of the increase in 2001, net realized loss of $205,000 represented the write-off of various commercial loans that had previously been fully written down through the quarterly valuation adjustment process


         Medallion's net realized/unrealized loss on investments in 2001 was $5,000, which primarily reflected losses on commercial loans, compared to a net realized/unrealized gain in 2000 of $134,000, which primarily represented increased valuation allowances for commercial loans.




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


         We entered into an interest rate cap agreements limiting our maximum LIBOR exposure on our revolving credit facility in accordance with the terms shown in the following table:

==========================================================================================
                                        Libor             Effective              Maturity
        Amount                           Rate                  Date                  Date
------------------------------------------------------------------------------------------
     $10,000,000                        6.5                  7/6/99                7/6/01
      10,000,000                        6.5                  7/6/99                7/6/01
      10,000,000                        7.25                6/22/00               6/24/02
==========================================================================================

         Medallion will seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating and purchasing, if appropriate, additional derivatives, and by revising, if appropriate, its overall level of asset and liability matching.


         In addition, Medallion manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as five year senior secured notes and subordinated SBA debentures. Medallion currently has outstanding $45 million of senior secured notes maturing June 1, 2004, at a fixed interest rate of 7.20% (7.35% beginning March 30, 2001) and SBA debentures in the principal amount of $21.4 million with a weighted average interest rate of 7.47%. At March 31, 2001, these notes and debentures constituted 11.6% and 5.5% of Medallion's total indebtedness respectively.


Liquidity and Capital Resources


         Our sources of liquidity are credit facilities with bank syndicates, senior secured notes, long-term SBA debentures that are issued to or guaranteed by the SBA, our secured commercial paper program and loan amortization and prepayments. As a RIC, we distribute at least 90% of our investment company taxable income; consequently, we primarily rely upon external sources of funds to finance growth. At March 31, 2001, our $386.6 million of outstanding debt was comprised as follows: 82.6% bank debt, substantially all of which was at variable effective interest rates with a weighted average interest rate of 6.46%, 0.2% secured commercial paper with an annual weighted average interest rate of 7.18%, 11.64% long-term senior secured notes fixed at an interest rate of 7.20%, and 5.53% subordinated SBA debentures, with fixed-rates of interest with an annual weighted average rate of 7.47%. Medallion is eligible to seek SBA funding and will seek such funding when the rates presented are advantageous. In March 2001, we applied for $72.0 million of additional funding with the SBA ($108.0 million to be committed by the SBA, subject to our raising of additional equity capital.) This application is currently under review, although no assurance can be given that such funding will be obtained. Since SBA financing subjects its recipients to certain regulations, Medallion will seek funding at the subsidiary level to maximize its benefits.


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


         Medallion's bank and commercial paper facilities are subject to periodic reviews by the lending syndicate funding the borrowings and are also subject to certain covenants and restrictions. On March 30, 2001 Medallion finalized certain amendments and was granted a waiver of compliance with certain provisions. These amendments clarified and revised certain provisions of the agreements related to business activities and financial covenants of Medallion and MFC, and adjusted the rate of interest paid on the notes. Medallion, MFC, and their lenders have initiated discussions as to the next renewal of the existing bank loans which mature in June and September, 2001. Although, there can be no assurances, the Company expects a satisfactory result from these discussions.

         Periodically MFC must maintain certain covenants under its Revolver. At March 31, 2001, MFC was not in compliance with the covenant relating to interest expense ratios (resulting in similar non-compliance under the Notes and the Loan Agreement). The Company is presently seeking a waiver under the Revolver which would cure all such non-compliance under these agreements.

         On November 22, 2000, Fitch IBCA placed Medallion's "BBB" senior secured debt rating and "F2" secured commercial paper rating on negative watch. In addition, in December 2000, Medallion's other rating agency, Thompson's Bankwatch was acquired by Fitch IBCA, leaving it with only one commercial paper rating. Primarily as a result of these factors, a substantial portion of Medallion's commercial paper did not rollover and has subsequently been replaced by Medallion's bank facility. On January 18, 2001, Fitch IBCA lowered our senior secured debt rating and secured commercial paper rating to "BB+" and "B", respectively, and removed them from negative watch.


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


         We are working with investment banking firms to investigate the viability of a number of other financing options which include an equity offering of securities, the sale or spin-off of certain assets or divisions, and the development of a securitization conduit program. These financing options would also provide additional sources of funds for both external expansion and continuation of internal growth. If none of these financing options occur, management believes liquidity would still be adequate to fund the continuing operations of Medallion's loan portfolio and advertising business. Deferred costs related to these financing options was approximately $257,000 as of March 31, 2001 and were included in other assets on Medallion's consolidated balance sheets.


         The following table illustrates sources of available funds for Medallion and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rate at March 31, 2000:

=============================================================================================================================
                                       Medallion
(dollars in thousands)                 Financial        MFC        BLLC         MCC        MBC         FSVC           Total
=============================================================================================================================
Cash                                     $9,934       $8,320       $188         $397     $3,275       $2,400         $24,514
Revolving credit lines (1)              110,000      220,000                                           3,500         333,500
Amounts undisbursed                       6,700        6,566                                                          13,266
Amounts outstanding                     103,300      212,670                                           3,500         319,470
Average interest rate                     6.40%        6.48%                                           7.02%           6.46%
Maturity                                   9/01         6/01                                       On Demand     6/01 - 9/01
Commercial paper                                         764                                                             764
Average interest rate                                  7.18%                                                           7.18%
Maturity                                                6/01                                                            6/01
SBA debentures                                                                10,500                  10,860          21,360
Average interest rate                                                          7.08%                   7.86%           7.47%
Maturity                                                                 3/06 - 6/07            12/02 - 9/07    12/02 - 9/07
Senior secured notes                                  45,000                                                          45,000
Average interest rate                                  7.20%                                                           7.20%
Maturity                                         6/04 - 9/04                                                       6/04-9/04
-----------------------------------------------------------------------------------------------------------------------------
Total cash and remaining
  amounts undisbursed under
  credit facilities                      16,634       14,886        188          397      3,275        2,400          37,780
-----------------------------------------------------------------------------------------------------------------------------
Total debt outstanding                 $103,300     $258,434                 $10,500                 $14,360        $386,594
=============================================================================================================================

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


         On June 1, 1999, MFC issued $22.5 million of Series A senior secured notes that mature on June 1, 2004, and on September 1, 1999, MFC issued $22.5 million of Series B senior secured notes that mature on September 1, 2004 (together, the Notes). The Notes bear a fixed rate of interest of 7.2% (7.35% as of March 31, 2000) and interest is paid quarterly in arrears. The Notes rank pari passu with the revolvers and commercial paper through inter-creditor agreements. The proceeds of the Notes were used to prepay certain of the Company's outstanding SBA debentures. See also description of amendments referred to above.


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


         o a secured commercial paper program; and


         o loan amortization and prepayments.


         As a RIC, we distribute at least 90% of our investment company taxable income. Consequently, we primarily rely upon external sources of funds to finance growth. At March 31, 2001, we had fully drawn all capacity available under our $334 million bank credit facilities at variable effective rates of interest averaging below the prime rate. We minimize credit facility fees associated with the unused component of credit facilities by keeping the unused component as small as possible and periodically increasing the amounts available under the credit facilities only when necessary to fund portfolio growth. In addition, we are eligible to seek SBA funding. In the event that we seek SBA funding, no assurance can be given that the funding will be obtained.


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


If there is an economic downturn, our commercial loan customers may experience difficulty in servicing their debt with us and the level of our delinquencies and loan losses may increase


         An economic downturn could result in certain of our commercial loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us. If this were to happen, the level of delinquencies, defaults, and loan losses in commercial loan portfolio could increase.


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


         Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. At March 31, 2001, our net unrealized depreciation on investments was approximately $6.1 million. Based upon current market conditions and current loan-to-value ratios, our Board of Directors believes that the net unrealized depreciation of investments is adequate to reflect the fair value of the portfolio.


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


         A significant portion of our taxicab advertising and loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10.0% each year. However, for sustained periods during that time, taxicab medallions have declined in value. Over the past year, the value of New York City taxicab medallions has declined by approximately 9%.


Our failure to maintain our Subchapter M status could lead to a substantial reduction in the amount of income distributed to our shareholders.


         We, along with some of our subsidiaries, have qualified as regulated investment companies under Subchapter M of the Internal Revenue Code. Thus, we will not be subject to federal income tax on investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) distributed to our shareholders. If we or those of our subsidiaries that are also regulated investment companies were to fail to maintain Subchapter M status for any reason, our respective incomes would become fully taxable and a substantial reduction in the amount of income available for distribution to us and to our shareholders would result.


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


         In addition, the asset coverage and distribution requirements impose significant cash flow management restrictions on us and limit our ability to retain earnings to cover periods of loss, provide for future growth and pay for extraordinary items. Certain of our loans, including the medallion collateral appreciation participation loans, could also be re-characterized in a manner that would generate non-qualifying income for purposes of Subchapter M. In this event, if such income exceeds the amount permissible, we could fail to satisfy the requirement that a regulated investment company derive at least 90% of its gross income from qualifying sources, with the result that we would not meet the requirements of Subchapter M for qualification as a regulated investment company. Qualification as a regulated investment company under Subchapter M is made on an annual basis and, although we and some of our subsidiaries are qualified as regulated investment companies, no assurance can be given that we will each continue to qualify for such treatment. Failure to qualify under Subchapter M would subject us to tax on our income and would have material adverse effect on our financial condition and results operations.


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


         The fair value of the collateral appreciation participation loan portfolio at March 31, 2001 was $12.8 million, which represented approximately 3.0% of the total loan portfolio. We will continue to monitor the levels of these asset types in conjunction with the diversification tests.


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

                                     PART II
OTHER INFORMATION

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


ITEM 2. Changes in Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

        Periodically MFC must maintain certain covenants under its Revolver. At March 31, 2001, MFC was not in compliance with the covenant relating to interest expense ratios (resulting in similar non-compliance under the Notes and the Loan Agreement). The Company is presently seeking a waiver under the Revolver which would cure all such non-compliance under these agreements.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and reports on form 8-K

Exhibits
27.      Medallion Financial Corp. Financial Data Schedule.  Filed herewith.

                            MEDALLION FINANCIAL CORP.


SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MEDALLION FINANCIAL CORP.

Date:    May 15, 2001      By:              /s/ Larry D. Hall
                                    --------------------------


                           Larry D. Hall
                           Corporate Controller
                           Signing on behalf of the registrant and as principal financial and accounting officer.