Form 10-Q
period 2001-06-30
MEDALLION FINANCIAL CORP
filed 2001-08-14
CIK 1000209

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

                 For the quarterly period ended June 30, 2001

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

                             Yes   X        No
                                  ---            ---

  Number of shares of Common Stock outstanding at the latest practicable date,
                                August 10, 2001:

     Class Outstanding                         Par Value   Shares Outstanding
     -----------------                         ---------   ------------------
Common Stock..................................... $.01 ........ 18,182,035

================================================================================

                            MEDALLION FINANCIAL CORP.

                                    FORM 10-Q

                                      INDEX

      PART I..................................................................................................3

FINANCIAL INFORMATION.........................................................................................3

      ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS...............................................................3

         CONSOLIDATED BALANCE SHEETS..........................................................................4
         CONSOLIDATED STATEMENTS OF OPERATIONS................................................................5
         CONSOLIDATED STATEMENTS OF CASH FLOWS................................................................6
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................................................7

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........14

      PART II................................................................................................30

OTHER INFORMATION............................................................................................30

      ITEM 1. Legal Proceedings..............................................................................30

      ITEM 2. Changes in Securities and Use of Proceeds......................................................30

      ITEM 3. Defaults Upon Senior Securities................................................................30

      ITEM 4. Submission of Matters to a Vote of Security Holders............................................30

      ITEM 5. Other Information..............................................................................30

      ITEM 6. Exhibits and reports on form 8-K...............................................................30

      SIGNATURES.............................................................................................32

                                    PART I.
FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Basis of Preparation

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

     The financial information is divided into two sections.  The first section,
Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2001.

     The consolidated balance sheets of the Company as of June 30, 2001, the related consolidated statements of operations for the three and six months ended June 30, 2001, and the consolidated statements of cash flows for the six months ended June 30, 2001 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2001 or for any other interim period may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                           MEDALLION FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

=============================================================================================================
                                                                    June 30, 2001         December 31, 2000
=============================================================================================================
Assets
  Medallion loans                                                         $272,971,622           $299,302,548
  Commercial loans                                                         198,584,956            212,721,373
  Equity investments                                                         2,089,465              2,129,685
                                                             ------------------------------------------------
Net investments                                                            473,646,043            514,153,606
Investment in and loans to unconsolidated subsidiary                         4,352,183              1,856,421
                                                             ------------------------------------------------
Total investments                                                          477,998,226            516,010,027
                                                             ------------------------------------------------

Cash                                                                        81,812,352             15,652,878
Accrued interest receivable                                                  9,250,886              8,701,981
Servicing fee receivable                                                     6,019,796              6,632,516
Fixed assets, net                                                            2,018,755              2,050,808
Goodwill, net                                                                5,384,992              5,650,045
Other assets, net                                                            5,731,489              6,016,747
                                                             ------------------------------------------------
Total assets                                                              $588,216,496           $560,715,002
-------------------------------------------------------------------------------------------------------------

Liabilities
Accounts payable and accrued expenses                                     $  7,426,846           $  7,723,812
Dividends payable                                                                    -              5,244,281
Accrued interest payable                                                     1,411,085              3,887,589
Commercial paper                                                               237,128             24,066,269
Notes payable to banks                                                     314,720,000            305,700,000
Senior secured notes                                                        45,000,000             45,000,000
SBA debentures payable                                                      31,860,000             21,360,000
                                                             ------------------------------------------------
Total liabilities                                                          400,655,059            412,981,951
-------------------------------------------------------------------------------------------------------------

Shareholders' Equity
Preferred stock (1,000,000 shares of $.01 par value stock                            -                      -
 authorized - none outstanding)
Common stock (50,000,000 shares of $.01 par value stock                        181,822                145,467
 authorized - 18,182,035 and 14,546,637 shares outstanding
 at June 30, 2001 and December 31, 2000, respectively)
Capital in excess of par value                                             183,561,561            146,379,377
Accumulated undistributed net investment income                              3,818,054              1,208,207
                                                             ------------------------------------------------
Total shareholders' equity                                                 187,561,437            147,733,051
                                                             ------------------------------------------------
Total liabilities and shareholders' equity                                $588,216,496           $560,715,002
=============================================================================================================
Number of common shares                                                     18,182,035             14,546,637
Net asset value per share                                                       $10.32                 $10.16
-------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

====================================================================================================================
                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                --------------------------------------------------------------------
                                                       2001              2000              2001            2000
                                                ====================================================================
Interest and dividend income on investments        $11,413,800        $13,726,862       $24,742,979      $28,177,934
Interest income on short-term investments              204,357             59,759           249,309          139,636
                                                --------------------------------------------------------------------
Total investment income                             11,618,157         13,786,621        24,992,288       28,317,570

Notes payable to banks                               5,694,719          3,468,060        11,485,191        6,772,616
Commercial paper                                        27,287          2,223,077           182,816        4,504,236
Senior secured notes                                   838,927            821,865         1,660,792        1,643,730
SBA debentures                                         451,583            402,768           884,755          812,186
                                                --------------------------------------------------------------------
Total interest expense                               7,012,516          6,915,770        14,213,554       13,732,768

                                                --------------------------------------------------------------------
Net interest income                                  4,605,641          6,870,851        10,778,734       14,584,802

Gain on sale of loans                                  278,857            818,198           712,037        1,504,296
Equity in earnings (losses) of                         116,989            146,865          (310,195)        (172,484)
 unconsolidated subsidiary
Accretion of negative                                        -            169,916               -0-          350,516
 goodwill
Other income                                         1,017,496            979,249         1,988,742        1,779,156
                                                --------------------------------------------------------------------
Total non-interest income                            1,413,342          2,114,228         2,390,584        3,461,484

Salaries and benefits                                2,159,230          2,404,565         4,836,306        4,860,546
Professional fees                                      586,336            478,231           981,583          894,848
Amortization of goodwill                               135,095            105,357           267,621          241,935
Administrative and advisory fees                         1,882             42,659             5,017          104,200
Other operating expenses                               537,805          1,704,205         2,148,662        3,328,634
                                           -------------------------------------------------------------------------
Total non-interest expenses                          3,420,348          4,735,017         8,239,189        9,430,163

                                           -------------------------------------------------------------------------
Net investment income                                2,598,635          4,250,062         4,930,129        8,616,123

Net realized losses on investments                    (602,548)        (1,063,151)       (1,500,961)        (816,402)
Net change in unrealized appreciation                  382,928          1,013,689         1,276,192          900,978
                                           -------------------------------------------------------------------------
Net realized/unrealized income (loss)                 (219,620)           (49,462)         (224,769)          84,576
Income tax provision (benefit)                          14,757            (59,883)           51,873          (59,729)
                                           -------------------------------------------------------------------------
Net increase in net assets resulting from
 operations                                        $ 2,364,258        $ 4,260,483       $ 4,653,487      $ 8,760,428
--------------------------------------------------------------------------------------------------------------------
Net increase in net assets resulting from operations per share
Basic                                                  $0.16               $0.29            $0.31            $0.60
Diluted                                                 0.16                0.29             0.31             0.60
--------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding
Basic                                               15,215,002         14,533,384        14,895,144       14,528,906
Diluted                                             15,220,407         14,581,668        14,903,764       14,586,510
--------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

================================================================================================================
                                                                             Six Months Ended June 30,
                                                                ------------------------------------------------
                                                                            2001                       2000
================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations                     $  4,653,487               $  8,760,429
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
  Depreciation and amortization                                               246,865                    416,099
  Amortization of goodwill                                                    270,190                    241,935
  Amortization of origination costs                                           588,842                    563,404
  Accretion of negative goodwill                                                    -                   (350,516)
  Net change in unrealized appreciation                                    (1,276,192)                  (900,978)
  Net realized loss on investments                                          1,500,961                    816,402
  Gain on sale of loans                                                      (712,037)                (1,504,296)
  Equity in losses of unconsolidated subsidiary                               310,195                    172,484
  Increase in accrued interest receivable                                    (548,905)                (2,686,837)
  Decrease in receivable from sale of loans                                         -                  5,862,843
  Decrease (increase) in servicing fee receivable                             612,720                 (1,722,659)
  Decrease (increase) in other assets, net                                    285,258                   (415,121)
  Decrease in accounts payable and accrued expenses                          (486,839)                  (899,547)
  Decrease in accrued interest payable                                     (2,476,504)                (2,073,691)
                                                                ------------------------------------------------
    Net cash provided by operating activities                               2,968,041                  6,279,951
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Originations of investments                                               (48,173,509)              (116,039,263)
Proceeds from sales and maturities of investments                          88,579,498                 94,136,991
Investment in and loans to unconsolidated subsidiary, net                  (2,805,957)                    24,520
Capital expenditures                                                         (214,813)                  (188,537)
                                                                ------------------------------------------------
Net cash provided by (used in) investing activities                        37,385,219                (22,066,289)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payable to banks                    9,020,000                (15,300,000)
Proceeds from issuance of SBA debentures                                   10,500,000                          -
Net proceeds from (repayments of) issuances of commercial paper           (23,829,141)                43,093,939
Proceeds from exercise of stock options                                             -                    185,996
Net proceeds from issuance of stock                                        37,403,275                          -
Payment of declared dividends to current stockholders                      (7,287,920)               (10,520,203)
                                                                ------------------------------------------------
Net cash provided by financing activities                                  25,806,214                 17,459,732
----------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                       66,159,474                  1,673,394
Cash, beginning of period                                                  15,652,878                  7,459,284
                                                                ------------------------------------------------
Cash, end of period                                                      $ 81,812,352              $   9,132,678
----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                                 $ 16,690,058              $  15,806,458
----------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           MEDALLION FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

(1) Organization of Medallion Financial Corp. and Its Subsidiaries

     Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC). As an adjunct to the Company's taxicab medallion finance business, the Company operates taxicab rooftop advertising businesses, Medallion Taxi Media, Inc. (Media) and Medallion Media Japan Ltd.
(MMJ). (See Note 3.)

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

     During the quarter the Company completed an equity offering of 3,660,000 common shares at $11 per share raising over $40,000,000 of additional capital.

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

Principles of Consolidation and Use of the Equity Method

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, except for Media. All significant intercompany transactions, balances, and profits have been eliminated in consolidation. The consolidated statements give retroactive effect to the merger with Freshstart, by retroactively combining Freshstart with the Company's financial statements as if the merger had occurred at the beginning of the earliest period presented.

     The Company's investment in Media and MMJ is accounted for under the equity method. All significant intercompany transactions, balances and profits have been eliminated in the use of the equity method. As non-investment companies, Media and MMJ cannot be consolidated with the Company, which is an investment company under the 1940 Act. Refer to Note 3 for the presentation of financial information for Media and MMJ.

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

     Investments in equity securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market, are determined by the Board of Directors based upon assets and revenues of the underlying investee company as well as general market trends for businesses in the same industry. Included in equity investments at June 30, 2001 are marketable and non-marketable securities of approximately $1,047,000 and $1,042,000, respectively. Included in equity investments at December 31, 2000 are marketable and non-marketable securities of approximately $1,490,000 and $640,000, respectively.

Because of the inherent uncertainty of valuations, the Board of Directors' estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and these differences could be material.

     The Company's investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 57% of the Company's loan portfolio at June 30, 2001 and 58% at December 31, 2000, had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 80% and 77%, respectively, are in New York City. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, personally guaranteed by the owners. A portion of the Company's portfolio represents loans to various commercial enterprises, including dry cleaners, laundromats, restaurants, garages, and gas stations. These loans are secured by various equipment and/or real estate and are generally guaranteed by the owners, and in certain cases, by the equipment dealers. These loans are made primarily in the metropolitan New York City area. The remaining portion of the Company's portfolio is from the origination of loans guaranteed by the SBA under its
Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the U.S. Congress.

Collateral Appreciation Participation Loans

     During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $30 million, of which $21 million was syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $30 million of the collateral. The fair value of the Company's collateral appreciation participation loan portfolio at June 30, 2001 was $13 million, which represented approximately 3% of its total loan portfolio. Additional interest income totaled approximately $250,000 and $950,000 for the 2001 second quarter and year to date compared with $775,000 and $2,475,000 for the comparable 2000 periods, and is included in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets. The Company believes that the additional interest income recorded is fully realizable through operation of the collateral or orderly sales in the market. As a regulated investment company, the Company is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments. The Company feels that it has adequately calculated the fair market value on these investments and relies upon information such as recent and historical medallion sale prices. If there is a decrease in the value of taxicab medallions, the reduction in the value of the investments will be reversed against investment income.

Income Recognition

     Interest income is recorded on the accrual basis. Loans are placed on non-accrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on non-accrual loans is recognized when cash is received. At June 30, 2001 total non-accrual loans were approximately $17,410,872, compared to $13,601,000 in the 2001 first quarter and $13,197,000 at year-end.

Loan Sales and Servicing Fee Receivable

     The principal portion of loans serviced for others by the Company at June 30, 2001 was $232,000,000, unchanged from the prior quarter, and up from $201,000,000 a year ago.

     Receivables from loans sold and gains or losses on loan sales are primarily attributable to the sale of commercial loans which have been at least partially guaranteed by the SBA. The Company recognizes gains or losses from the sale of the SBA-guaranteed portion of a loan at the date of the sales agreement when control of the future economic benefits embodied in the loan is surrendered.

     The estimated net servicing income is based, in part, on management's estimate of prepayment speeds, including default rates, and accordingly, there can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing assets will be accelerated and its value will decline; and as a result, servicing income during that and subsequent periods would decline. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and income would increase. The constant prepayment rates utilized by the Company in estimating the lives of the loans depend on the original term of the loan, industry trends, and the Company's historical data.

     The activity in the reserve for servicing fee receivable follows:

---------------------------------------------------------------------------------------------------------
                                                                              2001                 2000
---------------------------------------------------------------------------------------------------------
Balance at January 1,                                                       $205,000    $               -
Additions charged to operations                                               31,000                    -
---------------------------------------------------------------------------------------------------------
Balance at March 31,                                                         236,000                    -
Additions charged to operations                                               83,000               23,000
---------------------------------------------------------------------------------------------------------
Balance at June 30,                                                         $319,000              $23,000
---------------------------------------------------------------------------------------------------------

Unrealized Appreciation/(Depreciation) and Realized Gains/(Losses) on
Investments

     The change in unrealized appreciation/(depreciation) of investments is the amount by which the fair value estimated by the Company is greater/(less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and write-offs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized depreciation was $6.1 million as of June 30, 2001 and March 31, 2001.

     The table below shows changes in the unrealized depreciation balance during 2001:

------------------------------------------------------------------------------------------------------
                                                          Loans      Equity Investments      Total
------------------------------------------------------------------------------------------------------
Balance as of December 31, 2000                        ($6,988,790)      ($422,577)        ($7,411,367)
Change in unrealized
 Appreciation on investments                                     -         176,407             176,407
 Depreciation on investments                              (558,159)              -            (558,159)
Realized
 Gains on investments                                       (3,375)       (120,389)           (123,764)
 Losses on investments                                   1,384,856               -           1,384,856
 Other                                                     236,499         240,779             477,278
------------------------------------------------------------------------------------------------------
Balance as of March 31, 2001                            (5,928,969)       (125,780)         (6,054,749)
Change in unrealized
 Appreciation on investments                               178,623         452,000             630,623
 Depreciation on investments                              (716,369)        (92,080)           (808,449)
Realized
 Losses on investments                                     323,633               -             323,633
 Other                                                    (236,369)              -            (236,369)
                                                     -------------------------------------------------
Balance as of June 30, 2001                            ($6,379,451)     $  234,140         ($6,145,311)
------------------------------------------------------------------------------------------------------

     The table below summarizes components of unrealized and realized gains and losses in the investment portfolio:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                     Three months               Six months
                                                                                         ended                    ended
                                                                                     June 30, 2001             June 30, 2001
--------------------------------------------------------------------------------------------------------------------------------
Increase in net unrealized appreciation (depreciation) on investments
Unrealized appreciation                                                                 $  630,623             $    807,030
Unrealized depreciation                                                                   (808,449)              (1,366,608)
Realized gain                                                                                    -                 (123,764)
Realized loss                                                                              323,633                1,708,489
Other                                                                                      237,121                  251,045
                                                                              --------------------------------------------------
Total                                                                                   $  382,928             $  1,276,192
--------------------------------------------------------------------------------------------------------------------------------

Net realized gain (loss) on investments
Realized gain                                                                            ($239,355)               ($105,234)
Realized loss                                                                             (363,193)              (1,395,727)
                                                                              --------------------------------------------------
Total                                                                                    ($602,548)             ($1,500,961)
--------------------------------------------------------------------------------------------------------------------------------

Goodwill

     Cost of purchased businesses in excess of the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over fifteen years. The excess of fair value of net assets over cost of business acquired (negative goodwill) was accreted on a straight-line basis over approximately four years. The Company reviews its goodwill for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, and if appropriate, reduces the carrying amount through a charge to income. See note 7.

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

     Media and MMJ, as non-investment companies, are taxed as regular corporations.

Net Increase in Net Assets Resulting from Operations per Share (EPS)

     Basic earnings per share is computed by dividing net increase in net assets resulting from operations available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average dilutive effect of the Company's common stock and stock options. Basic and diluted EPS for the three and six months ended June 30, 2001 and 2000 are as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                         June 30, 2001                                June 30, 2000
                                           -----------------------------------------------------------------------------------
Three months ended                                        # of Shares         EPS                      # of Shares       EPS
------------------------------------------------------------------------------------------------------------------------------
Net increase in net assets resulting
 from operations                           $2,364,258                                    $4,260,483
------------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to
  common shareholders                       2,364,258         15,215,002      $0.16       4,260,483      14,533,384      $0.29
Effect of dilutive stock options                                   5,405                                     48,284
------------------------------------------------------------------------------------------------------------------------------
Diluted EPS
Income available to
  common shareholders                      $2,364,258         15,220,407      $0.16      $4,260,483      14,581,668      $0.29
------------------------------------------------------------------------------------------------------------------------------

Six months ended
-------------------------------------------------------------------------------------------------------------------------------
Net increase in net assets resulting
 from operations                           $4,653,487                                    $8,760,428
-------------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to
  common shareholders                       4,653,487         14,895,144      $0.31      $8,760,428      14,528,906      $0.60
Effect of dilutive stock options                                   8,620                                     57,604
-------------------------------------------------------------------------------------------------------------------------------
Diluted EPS
Income available to
  common shareholders                      $4,653,487         14,903,764      $0.31      $8,760,428      14,586,510      $0.60
-------------------------------------------------------------------------------------------------------------------------------

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

     The Company is party to certain interest rate cap agreements. These contracts were entered into as part of the Company's management of interest rate exposure and effectively limit the amount of interest rate risk that may be taken on a portion of the Company's outstanding debt. All interest rate caps are designated as hedges of certain liabilities, however, any hedge ineffectiveness is charged to earnings in the period incurred. Premiums paid on the interest rate caps were previously amortized over the lives of the cap agreements and amortization of these costs was recorded as an adjustment to interest expense. The amount charged to earnings was $57,000 and $82,000 for the 2001 second quarter and six months, respectively, compared to $17,000 and $34,000 for the 2000 second quarter and six months, respectively. Upon adoption of SFAS 133, the interest rate caps are recorded at fair value, which is determined based on information provided by the Company's counterparties. Interest rate settlements, if any, are recorded as a reduction of interest expense over the lives of the agreements. The fair value of the Company's interest rate caps as of June 30, 2001 was $0.

Reclassifications
     Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3) Investment in Unconsolidated Subsidiary

     The balance sheets at June 30, 2001 and December 31, 2000 for Media are as follows:

===============================================================================================================
                                                                               June 30,          December 31,
                                                                      -----------------------------------------
                                                                                  2001              2000
===============================================================================================================
Cash                                                                          $         -       $     5,259
Accounts receivable                                                             1,683,348         2,652,055
Equipment, net                                                                  3,224,595         3,281,011
Goodwill                                                                        1,618,222         1,659,624
Prepaid signing bonuses                                                         1,900,445         1,521,253
Other                                                                           3,147,847         2,882,750
Due from parent                                                                         -           321,723
                                                                      -----------------------------------------
Total assets                                                                  $11,574,457       $12,323,675
---------------------------------------------------------------------------------------------------------------
Accounts payable and accrued expenses                                         $ 1,405,643       $   683,369
Note payable-bank                                                               3,300,000         3,900,000
Notes payable-parent                                                            2,484,234                 -
Deferred revenue                                                                2,408,489         5,453,550
                                                                      -----------------------------------------
Total liabilities                                                               9,598,366        10,036,919
                                                                      -----------------------------------------
Equity                                                                          1,001,000         1,001,000
Retained earnings                                                                 975,091         1,285,756
                                                                      -----------------------------------------
Total equity                                                                    1,976,091         2,286,756
                                                                      -----------------------------------------
Total liabilities and equity                                                  $11,574,457       $12,323,675
---------------------------------------------------------------------------------------------------------------

     The statements of operations of Media for the three months and six months ended June 30, 2001 and 2000 are as follows:

---------------------------------------------------------------------------------------------
                           Three Months Ended June 30,             Six Months Ended June 30,
                           ------------------------------------------------------------------
                                 2001          2000               2001                2000
---------------------------------------------------------------------------------------------
Advertising revenue           $3,862,841    $2,937,131        $ 7,218,067          $5,213,452
Cost of fleet services         2,063,831     1,260,119          4,231,447           2,423,222
                           ------------------------------------------------------------------
Gross profit                   1,799,010     1,677,012          2,986,620           2,790,230
Other operating expenses       1,681,921     1,366,737          3,619,860           2,762,953
                           ------------------------------------------------------------------
Income (loss) before taxes       117,089       310,275           (633,240)             27,277
Income tax provision (benefit)       571       124,110           (322,569)             10,911
                           ------------------------------------------------------------------
Net income (loss)             $  116,518    $  186,165       ($   310,671)         $   16,366
---------------------------------------------------------------------------------------------

     Included in advertising revenue for the 2001 first quarter was approximately $567,000 related to contracts that were cancelled in prior periods due to legislative changes and other factors. This revenue was recognized upon determination that Media had no further obligations under the contracts.

     In July 2001, the Company acquired certain assets and assumed certain liabilities of Medallion Media Japan Ltd. (MMJ), a taxi advertising operation similar to those operated by the Company in the U.S., which has advertising rights on approximately 7,000 cabs servicing various cities in Japan. The transaction will be accounted for as a purchase for financial reporting purposes. The proforma effect of the acquisition is not material to the Company's consolidated financial position and results of operations. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the next four years.

(4) Commercial Paper, Notes payable to banks, and senior secured notes

     Borrowings under the commercial paper, revolving credit, and senior note agreements are secured by the assets of the Company. The outstanding balances were as follows as of June 30, 2001 and December 31, 2000.


==================================================================================================================
Description                                                                           2001                2000
==================================================================================================================
Commercial paper                                                                  $    237,128        $ 24,066,269
Revolving credit agreements                                                        314,720,000         305,700,000
Senior secured notes                                                                45,000,000          45,000,000
------------------------------------------------------------------------------------------------------------------
Total                                                                             $359,957,128        $374,766,269
==================================================================================================================

(a) Commercial Paper

     On March 13, 1998, MFC entered into a commercial paper agreement to sell up to an aggregate principal amount of $195 million in secured commercial paper through private placements, and coincident with the extension and expansion of the Revolving Credit Agreement (the Revolver), the commercial paper line was expanded to $220,000,000. The commercial paper program ranks on a pari passu basis with the Revolver. During December 2000, MFC'S outstanding commercial paper began to mature and was replaced by draws on the Revolver at a cost of 7.83%, compared to a cost of 7.10%. On November 22, 2000, Fitch IBCA placed Medallion's "BBB" senior secured debt rating and "F2" secured commercial paper rating on negative watch. In addition, in December 2000, Medallion's other rating agency, Thompson's Bankwatch, was acquired by Fitch IBCA, leaving it with only one commercial paper rating. Primarily as a result of these factors, a substantial portion of Medallion's commercial paper did not rollover and has subsequently been replaced by Medallion's bank facility. On January 18, 2001, Fitch IBCA lowered the Company's senior secured debt rating and secured commercial paper rating to "BB+" and "B", respectively, and removed them from negative watch. At June 30, 2001 and December 31, 2000, MFC had approximately $237,000 and $24,066,000 outstanding at a weighted average interest rate of 7.21% and 7.10%. MFC's weighted average borrowings related to commercial paper were $483,804 and $4,048,704 for the 2001 second quarter and year-to-date, compared to $136,867,503 and $126,089,018 for the respective 2000 periods, with weighted average interest rates of 7.30%, 7.44%, 6.51%, and 6.58%, respectively. Commercial paper outstandings are deducted from the Revolver as the Revolver acts as a liquidity facility for the commercial paper. Subsequent to quarter end, the commercial paper program matured and was terminated.

(b) Revolving Credit Agreements

     On March 27, 1992 (and as subsequently amended), MFC entered into the Revolver with a group of banks. Effective on February 10, 2000, MFC extended the Revolver until June 30, 2001 at an aggregate credit commitment amount of $220,000,000, an increase from $195,000,000 previously, pursuant to the Loan Agreement dated December 24, 1997. Amounts available under the Revolver are reduced by amounts outstanding under the commercial paper program as the Revolver acts as a liquidity facility for the commercial paper program. As of June 30, 2001 and December 31, 2000, amounts available under the Revolver were $10,593,000 and $0. On June 29, 2001 MFC renewed the Revolver until June 30, 2002. This renewal clarified and revised certain provisions of the agreements related to business activities and financial covenants of Medallion and MFC, adjusted the rate of interest paid on the notes, and established scheduled reductions in the commitment to $170 million at June 1, 2002. The Revolver may be extended annually after June 30, 2002 upon the option of the participating banks and acceptance by MFC. Outstanding borrowings under the Revolver were $209,170,000 and $195,700,000 at weighted average interest rates of 6.75% and 7.68% at June 30, 2001 and December 31, 2000.

     On July 31, 1998, (and as subsequently amended) the Company and MBC entered into a committed revolving credit agreement (the Loan Agreement) with a group of banks. The aggregate credit commitment amount was $100,000,000 maturing on June 28, 2000 and was extended on September 22, 2000 to September 21, 2001 at an increased commitment level of $110,000,000. The Loan Agreement may be extended annually thereafter upon the option of the participating banks and acceptance by the Company and MBC. On March 30, 2001 the Company finalized certain amendments and was granted a waiver of compliance with certain provisions. These amendments clarified and revised certain provisions of the agreements related to business activities and financial covenants of the Company and MFC, and adjusted the rate of interest paid on the notes. Outstanding borrowings under the Loan Agreement were $102,050,000 and $106,500,000 at a weighted average interest rate of 5.53% and 8.09% at June 30, 2001 and December 31, 2000.

     On March 6, 1997, Freshstart established a $5,000,000 line of credit with a bank at a rate of LIBOR plus 1.75%. Pursuant to the terms of the line of credit, the Company is required to comply with certain terms, covenants, and conditions, including maintaining minimum balances with the bank. The line of credit is unsecured. In connection with the Freshstart merger, the line was reduced to $3,500,000, and was subsequently paid off in July 2001.

     The weighted average interest rate for the Company's consolidated outstanding revolver borrowings at June 30, 2001 and December 31, 2000 was 6.35% and 7.83%. During the three months ended June 30, 2001 and 2000, the Company's weighted average borrowings were $317,219,000 and $179,363,000 with a weighted average interest rate of 6.78% and 7.78%, respectively.

     As of the effective date of the renewals and amendments, Medallion believes it and MFC are in compliance with the requirements of the renewed and amended credit facilities, and expect to remain in compliance with the renewed and amended credit facilities for the foreseeable future. The Company and its lenders have initiated discussions as to the next renewal of the existing Loan Agreement which matures in September, 2001. Although, there can be no assurances, the Company expects a satisfactory result from these discussions.

(c) Senior Secured Notes

     On June 1, 1999, MFC issued $22.5 million of Series A senior secured notes that mature on June 1, 2004, and on September 1, 1999, MFC issued $22.5 million of Series B senior secured notes that mature on September 1, 2004 (together, the Notes). The Notes bear a fixed rate of interest of 7.35% and interest is paid quarterly in arrears. The Notes rank pari passu with the revolvers and commercial paper through inter-creditor agreements.

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

(5) SBA Debentures Payable

     Outstanding SBA debentures are as follows at June 30, 2001 and December 31, 2000:

==========================================================================================
Due Date                                    2001                2000        Interest Rate
==========================================================================================
June 15, 2011                            $10,500,000        $         -          6.89%
December 1, 2006                           5,500,000          5,500,000          7.08
March 1, 2007                              4,210,000          4,210,000          7.38
September 1, 2007                          4,060,000          4,060,000          7.76
June 1, 2007                               3,000,000          3,000,000          7.07
March 1, 2006                              2,000,000          2,000,000          7.08
December 16, 2002                          1,300,000          1,300,000          4.51
June 1, 2005                                 520,000            520,000          6.69
December 1, 2005                             520,000            520,000          6.54
June 1, 2006                                 250,000            250,000          7.71
                                      ----------------------------------------------------
Total SBA debentures                     $31,860,000        $21,360,000          7.09
------------------------------------------------------------------------------------------

     During the 2001 second quarter, Freshstart and Medallion Capital were approved by the SBA to receive $36,000,000 each in funding over a period of 5 years. Medallion Capital drew down $10,500,000 during June 2001, and in July, 2001 Freshstart drew down $7,485,000. The rates will be set permanently for a 10 year period at the 10 Year Treasury Rate plus

130 basis points in September, 2001. The interim interest rates are 4.351% and 4.28% for the Medallion Capital and Freshstart draws, respectively.

(6) Segment Reporting

     The Company has two reportable business segments, lending and taxicab rooftop advertising. The lending segment originates and services secured taxicab medallion and commercial loans. The taxicab rooftop advertising segment sells advertising space to advertising agencies and companies in several major markets across the United States. The segment represents the unconsolidated subsidiaries Medallion Taxi Media, Inc. and Medallion Media Japan, Ltd. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The lending segment is presented in the consolidated financial statements of the Company. Financial information relating to the taxicab rooftop advertising segment is presented in Note 3, and represents an immaterial part of total Company revenues, expenses, income, assets and liabilities.

(7) NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has adopted Statements of Financial Accounting Standards (SFAS) 141, "Business Combinations" and SFAS 142, "Goodwill and Intangible Assets" which the Company intends to adopt January 1, 2002 as required. The new standards prohibit pooling accounting for mergers and requires the use of the purchase method of accounting for all prospective acquisitions, which requires that all assets acquired and liabilities assumed in a business combination be recorded at fair value with any excess amounts recorded as goodwill. The standard further requires that amortization of all goodwill cease, and in lieu of amortization, goodwill must be evaluated for impairment in each reporting period. Management intends to evaluate its goodwill for impairment quarterly, and does not believe that such valuation will have a material impact on the Company's consolidated results of operations or financial position.

(8) SUBSEQUENT EVENTS

     On August 7, 2001, the Company's Board of Directors declared a common stock dividend of $0.15 per share payable September 10, 2001 to shareholders' of record on August 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

     This report contains forward-looking statements relating to future events and future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of The Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes" or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward-looking statements. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties. In evaluating the Company's business, prospective investors should carefully consider the information set forth in our annual report on Form 10-K for the year for the year ended December 31, 2000 under the caption "Investment Considerations" in addition to the other information set forth herein.

General

     We are a specialty finance company that originates and services loans that finance taxicab medallions and various types of commercial loans. We have a leading position in taxicab medallion financing. Since 1996, we have increased our medallion loan portfolio at a compound annual growth rate of approximately 16% and our commercial loan portfolio at a compound annual growth rate of approximately 35%. Our total assets under our management at June 30, 2001 was approximately $820 million and has grown from $215 million at the end of 1996, a compound annual growth rate of approximately 30%.

     The Company's loan related earnings depend primarily on its level of net interest income. Net interest income is the difference between the total yield on the Company's loan portfolio and the average cost of funds. The Company funds its operations through a wide variety of interest-bearing sources, such as revolving bank facilities, senior secured notes, and debentures issued to and guaranteed by the SBA. Net interest income fluctuates with changes in the yield on Medallion's loan portfolio and changes in the cost of funds, as well as changes in the amount of interest-bearing assets and interest-bearing liabilities held by the Company. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance the Company's lending activities. Medallion, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities.

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

     The Company's income from the taxicab rooftop advertising business, primarily operated by Media, is reflected on Medallion's books as earnings from an unconsolidated subsidiary. The Company continues to explore other opportunities in the taxicab and lending industries, including possible strategies to participate directly and/or indirectly in the appreciation of taxicab medallions.

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

     The following table illustrates the Company's investments at fair value and the weighted average portfolio yields calculated using the contractual interest rates of the loans at the dates indicated:

=============================================================================================================================
Dollars in thousands                     6/30/2001              3/31/2001             12/31/2000              6/30/2000
                                  -------------------------------------------------------------------------------------------
                                    Interest   Principal   Interest   Principal   Interest   Principal   Interest   Principal
                                      Rate      Balance      Rate      Balance      Rate      Balance      Rate      Balance
=============================================================================================================================
Medallion Loans
New York                                8.47%   $201,686       8.62%   $211,103       8.67%   $215,607       8.39%   $222,125
Freshstart-New York                     9.46      15,437       9.17      15,088       9.10      12,851       8.97      14,967
Boston                                 11.06      14,873      11.16      15,612      11.21      17,279      10.76      14,248
Cambridge                              11.82       1,766      11.78       1,742      10.58         927      10.30       1,439
Chicago                                 9.58      23,653      10.38      24,825      10.47      32,621      11.32      35,812
Newark                                 11.40       7,483      11.54       9,783      11.59      11,092      11.30      13,916
Other                                  11.43       7,397      11.42       6,477      11.16       8,230      10.86       7,698
-----------------------------------------------------------------------------------------------------------------------------
Total Medallion Loans                   8.95     272,295       9.12     284,630       9.22     298,607       9.07     310,205
 Add: FASB 91                                        744                    712                    697                    839
 Less: Reserve                                       (67)                     -                      -                      -
-----------------------------------------------------------------------------------------------------------------------------
Medallion Loans, net                             272,972                285,342                299,304                311,044
-----------------------------------------------------------------------------------------------------------------------------
Commercial Loans
Dry Cleaning                           12.91       6,117      13.14       6,597      13.26       7,438      13.19      10,173
Laundromat                             12.27       7,785      12.23       9,041      12.37       9,844      12.48      12,786
Commercial Secured                     11.60      80,677      12.16      88,087      12.84      86,216      12.49      77,380
7 a Loans                               9.71      61,079      11.05      60,573      11.50      66,058      11.94      60,584
Asset based receivable                 11.38      44,000      12.06      40,611      12.98      43,120      12.38      37,359
Freshstart                              9.50       4,104      10.00       5,429      11.00       5,927      11.25       6,025
-----------------------------------------------------------------------------------------------------------------------------
Total Commercial Loans                 11.01     203,762      11.80     210,338      12.41     218,603      12.30     204,307
 Add: FASB 91                                      1,135                    974                  1,107                  1,886
 Less: Reserve                                    (6,312)                (5,929)                (6,989)                (7,273)
-----------------------------------------------------------------------------------------------------------------------------
Commercial loans, net                            198,585                205,383                212,721                198,920
-----------------------------------------------------------------------------------------------------------------------------
Equity investments                                 1,855                  1,855                  2,552                  3,087
Less: Unrealized appreciation
  (depreciation)                                     234                   (125)                  (423)                  (725)
                                  -------------------------------------------------------------------------------------------
                                                   2,089                  1,730                  2,129                  2,362
-----------------------------------------------------------------------------------------------------------------------------
Total investments at cost               9.83%    477,912      10.26%    496,823      10.56%    519,762      10.29%    517,599
-----------------------------------------------------------------------------------------------------------------------------
Add: FASB 91                                       1,879                  1,686                  1,804                  2,725
Less: Net appreciation
  (depreciation) on equities                         234                   (125)                  (423)                  (725)
Less: Reserve                                     (6,379)                (5,929)                (6,989)                (7,273)
-----------------------------------------------------------------------------------------------------------------------------
Total investments, net                          $473,646               $492,455               $514,154               $512,326
-----------------------------------------------------------------------------------------------------------------------------

Portfolio Summary

Total Portfolio Yield

     The weighted average yield of the total portfolio at June 30, 2001 was 9.83%, a decrease of 43 basis points from 10.26% at March 31, 2001 and a decrease of 46 basis points from 10.29% at June 30, 2000 and down 73 basis points from year end, primarily due to the decrease in the yields of the medallion and commercial loan portfolios resulting from the Federal Reserve's lowering of interest rates during the quarter. The Company expects to try to continue increasing both the percentage of commercial loans in the total portfolio and originating floating and adjustable-rate loans and non-New York medallion loans.

Medallion Loan Portfolio

     Medallion loans comprised 57.6% of the total portfolio of $474 million at June 30, 2001, 58.2% of the $514 million portfolio at December 31, 2000, and 60.2% of the $512 million portfolio of at June 30, 2000. The medallion loan portfolio decreased by $12 million or 4% from the prior quarter and $23 million or 8% from a year ago, reflecting a decrease in medallion loan originations in most markets, and the Company's execution of participation agreements with third parties of low yielding New York medallion loans. The Company retains a portion of most of these participating loans and earns a fee for servicing the loans for the third parties.

     The weighted average yield of the medallion loan portfolio at June 30, 2001 was 8.95%, a decrease of 17 basis points from 9.12% at March 31, 2001 and 12 basis points from 9.07% at June 30, 2000. The decreases primarily reflected the reduction in interest rates during the quarter. At June 30, 2001, 20% of the medallion loan portfolio represented loans outside New York compared to 21% at March 31, 2001 and 20% a year ago.

Collateral Appreciation Participation Loans

     During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $30 million, of which $21 million was syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $30 million of the collateral. The fair value of the Company's collateral appreciation participation loan portfolio at June 30, 2001 was $13 million, which represented 3% of its total loan portfolio. Additional interest income totaled approximately $250,000 and $950,000 for the second quarter and year to-date, compared with $775,000 and $2,475,000 for the comparable periods in 2000, and is included in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets. The Company believes that the additional interest income recorded is fully realizable through operation of the collateral or orderly sales in the market. As a regulated investment company, the Company is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments. The Company feels that it has adequately calculated the fair market value on these investments and relies upon information such as recent and historical medallion sale prices. If there is a decrease in the value of taxicab medallions, the reduction in the value of the investments will be reversed against investment income. The additional interest income is not reflected in the yield calculations shown in the table above.

Commercial Loan Portfolio

     Since 1997, the Company has continued to shift the total portfolio mix toward a higher percentage of commercial loans, which historically have had higher yields than its medallion loans. Commercial loans were 42.0% of the total portfolio at June 30, 2001 compared to 41.7% and 39.3% at March 31, 2001 and June 30, 2000. The increase in the commercial loan portfolio was primarily due to strong growth in the asset-based lending portfolio and in the SBA Section 7(a) loan program.

     The weighted average yield of the commercial loan portfolio at June 30, 2001 was 11.01%, a decrease of 79 basis points from 11.80% in the 2001 first quarter and 129 basis points from 12.30% in the 2000 second quarter. The decreases primarily reflected the 275 basis point drop in the prime rate during 2001, and to lesser extent, a shift in the mix within the commercial portfolio from fixed-rate loans to floating-rate or adjustable-rate loans tied to the prime rate, and the corresponding sensitivity of the yield to movements in the prime rate. The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk. At June 30, 2001, floating-rate loans represented approximately 78% of the commercial portfolio compared to 77% at March 31, 2001 and year end. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Delinquency Trends


     The following table shows the trend in loans 90 days or more past due:

=====================================================================================================================
                                June 30, 2001                     March 31, 2001                 December 31, 2000
                   --------------------------------------------------------------------------------------------------
                                $                % (1)             $                 % (1)           $             % (1)
=====================================================================================================================
Medallion Loans            $ 8,530,322           1.79%         $11,139,490          2.34%      $14,026,909       2.95%
Commercial Loans
SBA Section 7(a)
 Loans                      11,023,426           2.32           10,837,981          2.28        11,125,653       2.34
Asset based loans                    -              -                    -             -                 -          -
Secured mezzanine
 loans                       3,803,336           0.80            2,986,829          0.63         3,205,793       0.67
Other commercial
 secured loans               6,833,517           1.44            6,895,927          1.45         7,354,045       1.54
                   --------------------------------------------------------------------------------------------------
Total commercial
 loans                      21,660,279           4.55           20,720,737          4.35        21,685,491       4.56
---------------------------------------------------------------------------------------------------------------------
Total loans 90
 days or more past due     $30,190,601           6.34%         $31,860,227          6.69%      $35,712,400       7.50%
---------------------------------------------------------------------------------------------------------------------

(1) Percentage is calculated against the total investment portfolio.

     The increase in delinquencies in the SBA section 7(a) portfolio primarily reflects the deterioration in the economy and its impact on the small businesses which constitute the majority of this portfolio. In addition, this business segment has undergone management changes and staffing losses which exacerbated the situation. The Company has addressed these concerns by stabilizing management of the portfolio and refocusing collection efforts. Included in the SBA Section 7(a) delinquency figures are $5,368,171, $5,391,042 and $6,823,069 at June 30, 2001, March 31, 2001 and December 31, 2000, respectively, which represent loans repurchased for the purpose of collecting on the SBA guarantee. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

Equity Investments

     Equity investments were 0.4%, 0.4%, and 0.5% of Medallion's total portfolio at June 30, 2001, March 31, 2001 and June 30, 2000. Equity investments are comprised of common stock and warrants.

Trend in Interest Expense

     The Company's interest expense is driven by the interest rate payable on its LIBOR-based short-term credit facilities with bank syndicates, long-term notes payable and, to a lesser degree, secured commercial paper and fixed-rate, long-term debentures issued to or guaranteed by the SBA.

     The following table provides the interest rates and interest expense of Company's major credit facilities for the three months and six months ended June 30, 2001 and June 30, 2000:

====================================================================================================================
                                            Three months ending                        Six months ending
                                ------------------------------------------------------------------------------------
                                  Average Cost of Funds   Interest Expense  Average Cost of Funds  Interest Expense
====================================================================================================================
June 30, 2001
Notes payable to banks                       6.78%           $5,694,719              6.92%            $11,485,191
Commercial paper                             7.30                27,287              7.44                 182,816
Senior secured notes                         7.45               838,927              7.26               1,660,792
SBA debentures                               7.89               451,583              7.05                 884,755
--------------------------------------------------------------------------------------------------------------------
Total                                        6.93            $7,012,516              6.97             $14,213,554
====================================================================================================================
June 30, 2000
Notes payable to banks                       7.77%           $3,468,060              7.56%            $ 6,772,616
Commercial paper                             6.51             2,223,077              6.58               4,504,236
Senior secured notes                         7.33               821,865              7.31               1,643,730
SBA debentures                               7.23               402,768              7.13                 812,186
--------------------------------------------------------------------------------------------------------------------
Total                                        7.28            $6,915,770              7.19             $13,732,768
====================================================================================================================

     The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under the SBIA and SBA regulations. Further, the Company believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt and secured commercial paper has generally decreased its interest expense, but has also increased the Company's exposure to the risk of increases in market interest rates, which Medallion attempts to mitigate with certain hedging strategies. At June 30, 2001, December 31, 2000 and June 30, 2000, short-term LIBOR-based debt including commercial paper constituted 80.4%, 83.2%, and 82.4% of total debt, respectively.

     Medallion's cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix and changes in the levels of average borrowings outstanding. Medallion incurs LIBOR-based debt for terms generally ranging from 30-90 days. Medallion's debentures issued to or guaranteed by the SBA typically have initial terms of ten years. Medallion's cost of funds reflects changes in LIBOR to a greater degree than in the past because LIBOR-based debt represents a greater proportion of Medallion's debt. Medallion measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. Medallion analyzes its cost of funds in relation to the average of the 90 day LIBOR (the LIBOR Benchmark). Medallion's average cost of funds was 6.93% for the 2001 second quarter, compared to 7.44% in the 2001 first quarter and 7.28% in the 2000 second quarter. The decrease in the second quarter reflects the lower rate environment resulting from the series of rate drops initiated by the Federal Reserve Board during 2001, and generally higher spreads charged on bank debts as a result of the recent credit facility renewals and amendments, partially offset by the impact of the December 31, 2000 shift from commercial paper to bank debt.

     During the six months in 2001, Medallion's outstanding commercial paper began to mature and was replaced by draws on bank credit facilities, at higher costs than if the commercial paper program had been maintained. The commercial paper was not renewed, partially as a result of the loss of a credit rating due to the merger of the two rating agencies providing credit ratings to Medallion, and due to the remaining rating agency placing Medallion's rating on negative credit watch.

Taxicab Advertising

     In addition to its finance business, Medallion also conducts taxicab rooftop advertising businesses through Media. Taxicab advertising revenue is affected by the number of taxicab rooftop advertising displays currently showing advertisements and the rate charged customers for those displays. At June 30, 2001, Media had approximately 10,500 installed displays. Although Media is a wholly owned subsidiary of Medallion, its results of operations are not consolidated with Medallion's operations because the Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies with investment companies. Medallion expects that Media will continue to expand its operations by entering new markets on its own or through acquisition of existing taxicab rooftop advertising companies.

     In July 2001, the Company acquired certain assets and assumed certain liabilities of MMJ, a taxi advertising operation similar to those operated by the Company in the U.S., which has advertising rights on approximately 7,000 cabs servicing various cities in Japan. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the next four years.

     On August 30, 2000, Media purchased all the assets of Out There Media L.L.C. (Out There), a privately held company headquartered in Cleveland. Out There has the right to place an advertisement on top of more than 250 taxis in Cleveland, Columbus, and Toledo, and has contracts with some of the largest taxi fleets in these cities.

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

     Unlike certain lending institutions, Medallion is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of its loan portfolio to reflect Medallion's estimate of the current value of the total loan portfolio. Since no ready market exists for Medallion's loans, fair value is subject to the good faith determination of Medallion. In determining such fair value, Medallion and its Board of Directors takes into consideration factors such as the financial condition of its borrowers and the adequacy of its collateral. Any change in the fair value of portfolio loans or other investments as determined by Medallion is reflected in net unrealized depreciation or appreciation of investments and affects net increase in net assets resulting from operations, but has no impact on net investment income or distributable income.

                       Consolidated Results of Operations
      For the three and six months ended June 30, 2001 and June 30, 2000.

     Net increase in net assets resulting from operations was $2.4 million or $0.16 per diluted common share and $4.7 million or $0.31 per share in the 2001 second quarter and six months, a decrease of $1.9 million or 45% and $4.1 million or 47% from $4.3 million or $0.29 per share and $8.8 million and $0.60 per share in the 2000 periods, primarily reflecting decreased net interest and non-interest income, partially offset by reduced operating expenses.

     Investment income was $11.6 million in the quarter and $25.0 million in the six months, down $2.2 million or 16% and $3.3 million or 12% from $13.8 million and $28.3 million in 2000. The decreases compared to 2000 reflected a decreased level of loans, reduced additional interest income recorded on the collateral appreciation participation loans, lower yields on the portfolios, and a higher level of nonaccrual loans. Total net investments at quarter end were $474 million, down $18 million or 4% from the 2001 first quarter and $41 million or 13% from the 2000 second quarter.

     The yield on the total portfolio at June 30, 2001 was 9.83% and 9.97% in the 2001 second quarter and six months, compared to 10.29% and 10.14 in the comparable 2000 periods. The 2001 decreases primarily reflect the series of rate drops initiated by the Federal Reserve bank during late 2000 and continuing through most of 2001, which reduced the prime lending rate by 275 basis points. Partially offsetting the decreased yield was the continuing movement of portfolio composition towards higher-yielding commercial loans from lower-yielding medallion loans. Commercial loans represented 34% of the investment portfolio at December 31, 1999, compared to 42% at June 30, 2001. Yields on medallion loans were 8.95% and 9.04% for the 2001 second quarter and six months compared to 9.07% and 8.96% for the comparable 2000 periods. Yields on commercial loans were 11.01% and 11.22% for the 2001 second quarter and six months compared to 12.30% and 12.07% for the 2000 periods. As rates began to rise, management made a conscious effort to sell or not renew its fixed, lower-rate medallion loans, and replaced them with floating, higher-rate commercial loans.

     Medallion loans were $273.0 million at June 30, 2001, down $38.1 million or 12.3% from $311.0 million, and were down $12.3 million or 4% from $285.3 million at March 31, 2001, primarily reflecting reductions in most markets. The commercial loan portfolio was $198.6 million at quarter end, compared to $193.1 million a year earlier, an increase of $5.5 million or 3%, but was down $6.8 million or 3% from $205.4 million at March 31, 2001. The increase compared to a year ago was in most commercial lending categories, including $6.7 million in the asset-based lending business, $5.8 million in other commercial services, and $2.4 million in the SBA section 7(a) lending program, partially offset by a $9.1 million decrease in dry cleaning and laundromat loans. The decrease compared to the preceding quarter primarily reflected the maturities and collection efforts in the secured commercial portfolio, partially offset by an increase of $3.4 million in the asset-based lending business.

     During the 2000 first half, we originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $30.0 million, of which $21.0 million was syndicated to other financial institutions. In consideration for modifications from our normal taxi medallion lending terms, we offered loans at higher loan-to-value ratios, and we are entitled to earn additional interest income based upon any increase in the value of the taxi medallion collateral on the entire $30.0 million portfolio. Management's valuation of the collateral appreciation participation loans increased during 2001 and 2000, and accordingly, additional interest of $250,000 and $950,000 was recorded as investment income during the 2001 second quarter and six months compared to $775,000 and $2,475,000 recorded during the 2000 second quarter and six months.

     Interest expense was $7.0 million and $14.2 million the 2001 second quarter and six months, up $97,000 or 1% and $481,000 or 4% compared to the 2000 periods, primarily reflecting a mix switch from lower cost commercial paper to higher cost bank debt, an increased level of outstandings which averaged $392 million in the 2001 six months compared to $375 million in the 2000 six months, and higher bank fees and charges related to the renewals and amendments of the Revolver, partially offset by lower rates. Medallion's debt is primarily tied to floating rate indexes, which rose during most of 2000, and began declining thereafter. The Company's average cost of funds was 6.93% in the quarter and 6.97% year to-date, compared to 7.28% and 7.19% a year ago. Approximately 80% of Medallion's debt is short-term and floating rate, compared to 82% a year ago.

     Net interest income was $4.6 million and $10.8 million for the 2001 second quarter and six months, down $2.3 million or 33% and $3.8 million or 26% from 2000, primarily reflecting the decrease in the loan portfolio, the additional interest recorded on the collateral appreciation participation loans in 2000 and higher borrowing costs in 2001.

     Medallion had gains on the sale of the guaranteed portion of SBA 7(a) loans of $279,000 and $712,000 for the 2001 second quarter and six months, down $539,000 or 66% and $792,000 or 53% from $818,000 and $1.5 million in the 2000 periods. During 2001, $11.0 million of loans were sold under the SBA program compared to $31.2 million during 2000. The decline in gains on sale reflected the decrease in loans sold of $20.2 million or 65%, partially offset by an increase in the level of market-determined premiums received on the sales. Negative goodwill was fully accreted during 2000, and accordingly, accretion was $170,000 in the 2000 second quarter and $351,000 in the 2000 six months, compared to $0 in

2001. Other income of $1.0 million in the quarter and $2.0 million in the six months increased $38,000 or 4% and $210,000 or 12% from 2000, primarily reflecting an increase in servicing fee income, prepayment fees, late charges, and other miscellaneous income.

     Also included in non-interest income is equity in earnings (losses) of unconsolidated subsidiary which reflects the operations of the Media division of Medallion. Media generated $116,000 of net income in the 2001 second quarter and a ($310,000) loss year-to-date, compared to net income of $147,000 for the 2000 second quarter and a loss of ($172,000) in the 2000 six months. The decline in profits in the 2001 periods reflected the greater costs associated with the rapid increase in tops under contract and cities serviced, which outpaced the increase in revenue, which grew $926,000 or 32% in the quarter and $2.0 million or 38% in the six months to $3.9 million and $7.2 million, respectively. During the 2001 second quarter, Media exerted a greater effort to reduce the amount of deferred revenue by increasing capacity utilization, resulting in a drop of $3.0 million in deferred revenue. Also included in advertising revenue for the quarter ended March 31, 2001 was $567,000 related to contracts that were cancelled in prior periods due to legislative changes and other factors. This revenue was recognized upon determination that Media had no further continued obligations under the contract. During 2001, vehicles under contract increased 2,700 or 35% to 10,500 from 7,800 a year ago. As a result of the substantial growth in tops inventory, Media's fleet payment costs and related operating expenses to service those tops increased at a greater rate than the growth in revenue, resulting in lower profits in the 2001 periods compared to 2000.

     Non-interest expense was $3.4 million and $8.2 million in the 2001 second quarter and six months, down $1.3 million or 28% and $1.2 million or 13%, from the 2000 periods. Salaries and benefits expense of $2.2 million and $4.8 million were down $245,000 or 10% and $24,000 or 1% from the comparable 2000 periods, primarily reflecting reduction in headcount and the reduction of certain incentive compensation accruals. Professional fees of $586,000 and $982,000 were up $108,000 or 23% and $87,000 or 10% compared with 2000, primarily reflecting the costs of tax and legal advisory services on various transactions-related matters. Rent expense of $191,000 in the quarter and $447,000 in the six months was down $85,000 or 31% and $73,000 or 14% compared to the 2000 periods, reflecting fewer office locations in 2001 and a lower level of accrued rent obligations. Amortization of goodwill was $135,000 and $268,000 in the 2001 periods compared to $105,000 and $242,000 a year-ago. The increased amortization primarily reflects acquisitions recorded in late 2000. Administration and advisory fees were $2,000 in the quarter and $5,000 in the six months compared to $43,000 and $104,000 in the 2000 periods, reflecting the completion of the advisory services contract in early 2000. Other operating expenses of $538,000 and $2.1 million in the 2001 second quarter and six months were down $1.2 million compared to both 2000 periods, primarily reflecting the continued cleanups of financial records and operations, and a general effort to control expenses. The level of operating expenses recorded in the 2001 second quarter and six months may not be indicative of the levels for the rest of 2001.

     Net unrealized appreciation on investments was $383,000 in the 2001 second quarter and $1.3 million in the six months, compared to net unrealized appreciation of $1.0 million and $901,000 for the comparable 2000 periods. Unrealized appreciation/(depreciation) arises when Medallion makes valuation adjustments to the investment portfolio. When investments are sold or written-off, any resulting realized gain/(loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2001 second quarter activity resulted from the reversal of reserves associated with fully reserved loans which were charged off of $562,000, the increase in valuation of equity portfolio securities of $452,000, and the reversal of reserves previously established against certain loans of $179,000, partially offset by the additional reserves of $808,000.

     Net realized loss on investments was $603,000 and $1.5 million in the 2001 second quarter and six months compared to losses of $1.1 million and $816,000 in the 2000 periods, primarily reflecting the charge-off of fully reserved commercial loans of $561,000. The balance of the increase in the 2001 second quarter net realized loss of $42,000 represented the direct write-off of various other commercial loans.

     Medallion's net realized/unrealized loss on investments was $220,000 and $225,000 in the 2001 quarter and six months compared to a net loss of $49,000 and a net gain of $85,000 for the comparable 2000 periods, which primarily reflected the above.

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

     The Company entered into interest rate cap agreements limiting our maximum LIBOR exposure on our revolving credit facility in accordance with the terms shown in the following table:

=====================================================================================================
                                  LIBOR                   Effective                  Maturity
        Amount                     Rate                      Date                      Date
-----------------------------------------------------------------------------------------------------
      $10,000,000                   6.5                     7/6/99                    7/6/01
       10,000,000                   6.5                     7/6/99                    7/6/01
       10,000,000                   7.25                    6/22/00                   6/24/02
-----------------------------------------------------------------------------------------------------

     Medallion will seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating and purchasing, if appropriate, additional derivatives, and by revising, if appropriate, its overall level of asset and liability matching.

     In addition, Medallion manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as five year senior secured notes and subordinated SBA debentures. Medallion currently has outstanding $45 million of senior secured notes, half of which mature June 1, 2004, with the balance maturing on September 1, 2004, at a fixed interest rate of 7.35%, and SBA debentures in the principal amount of $31.9 million with a weighted average interest rate of 7.55%. At June 30, 2001, these notes and debentures constituted 11.5% and 8.1% of Medallion's total indebtedness, respectively.

Liquidity and Capital Resources

     Our sources of liquidity are credit facilities with bank syndicates, senior secured notes, long-term SBA debentures that are issued to or guaranteed by the SBA, and loan amortization and prepayments. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we primarily rely upon external sources of funds to finance growth. At June 30, 2001, our $391.8 million of outstanding debt was comprised as follows: 80.3% bank debt, substantially all of which was at variable effective interest rates with a weighted average interest rate of 6.35%, 11.5% long-term senior secured notes fixed at an interest rate of 7.35%, 8.1% subordinated SBA debentures, with fixed-rates of interest with an annual weighted average rate of 7.55%, and 0.01% secured commercial paper with an annual weighted average interest rate of 7.21%. Medallion is eligible to seek SBA funding and will seek such funding when the rates presented are advantageous. In March 2001, we applied and received a commitment for $72.0 million of additional funding with the SBA ($108.0 million to be committed by the SBA, subject to the infusion of additional equity capital into the respective subsidiaries.) Since SBA financing subjects its recipients to certain regulations, Medallion will seek funding at the subsidiary level. In June 2001, Medallion Capital drew $10.5 million under these commitments, and in July 2001, Freshstart Venture Capital Corp. drew $7.5 million.

     Currently, Medallion has $18.5 million available under its existing bank lines of credit. Medallion has observed a practice of minimizing credit facility fees associated with the unused component of credit facilities by keeping the unused component as small as possible and periodically increasing the amounts available under such credit facilities only when necessary to fund portfolio growth. Additionally, Medallion's lead member in the lending syndicate has approximately doubled its exposure to Medallion and MFC to $95 million as a result of a merger between such lead member and another bank in the lending syndicate in September 2000. This bank has asked Medallion to find an additional participant to reduce its exposure. Medallion is actively seeking new members for the lending syndicate. As a result, Medallion is currently unable to expand its borrowing lines until new banks join the lending syndicate or until other financing initiatives are completed.

     Medallion's bank and commercial paper facilities are subject to periodic reviews by the lending syndicate funding the borrowings and are also subject to certain covenants and restrictions. On June 29, 2001, MFC renewed its existing Revolver and on March 30, 2001 Medallion finalized certain amendments and was granted a waiver of compliance with certain provisions. These renewals and amendments clarified and revised certain provisions of the agreements related to business activities and financial covenants of Medallion and MFC, and adjusted the rate of interest paid on the notes. The Company is in compliance with all provisions of the note agreement. Medallion and its lenders have initiated discussions as to the next renewal of the existing bank loans which mature in September 2001. Although, there can be no assurances, the Company expects a satisfactory result from these discussions.

     On November 22, 2000, Fitch IBCA placed Medallion's "BBB" senior secured debt rating and "F2" secured commercial paper rating on negative watch. In addition, in December 2000, Medallion's other rating agency, Thompson's Bankwatch was acquired by Fitch IBCA, leaving it with only one commercial paper rating. Primarily as a result of these factors, a substantial portion of Medallion's commercial paper did not rollover and has subsequently been replaced by Medallion's bank facility. On January 18, 2001, Fitch IBCA lowered our senior secured debt rating and secured commercial paper rating to "BB+" and "B", respectively, and removed them from negative watch. Subsequent to quarter end, the commercial paper program matured and was terminated.

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

     During the quarter the Company completed an equity offering of 3,660,000 common shares at $11 per share raising over $40,000,000 of additional capital. Medallion continues to work with investment banking firms to investigate the viability of a number of other financing options which include, among others, the sale or spin-off of certain assets or divisions, and the development of a securitization conduit program. These financing options would also provide additional sources of funds for both external expansion and continuation of internal growth. If none of these financing options occur, management believes liquidity would still be adequate to fund the continuing operations of Medallion's loan portfolio and advertising business. Deferred costs related to these financing options were $395,000 as of June 30, 2001 and were included in other assets on Medallion's consolidated balance sheets.

     The following table illustrates sources of available funds for Medallion and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rate at June 30, 2001:

=============================================================================================================================
(Dollars in thousands)                Medallion
                                      Financial          MFC        BLL         MCC        MBC         FSVC          Total
=============================================================================================================================
Cash                                     $ 36,101   $     31,027   $3,014  $      6,294   $3,230  $       2,146   $    81,812
Revolving credit lines (1)                110,000        220,000                                          3,500       333,500
Amounts undisbursed                         7,950         10,593                                                       18,543
Amounts outstanding                       102,050        209,170                                          3,500       314,720
Average interest rate                        5.53%          6.75%                                          6.10%         6.35%
Maturity                                  9/21/01        6/30/02                                      On Demand     9/01-6/02
Commercial paper                                             237                                                          237
Average interest rate                                       7.21%                                                        7.21%
Maturity                                                    7/30                                                      7/30/01
SBA debentures                                                                   21,000                  10,860        31,860
Average interest rate                                                              7.39%                   7.86%         7.55%
Maturity                                                                    3/06 - 6/11            12/02 - 9/07    12/02-6/11
Senior secured notes                                      45,000                                                       45,000
Average interest rate                                       7.35%                                                        7.35%
Maturity                                             6/04 - 9/04                                                      7/30/01
-----------------------------------------------------------------------------------------------------------------------------
Total cash and remaining
  amounts undisbursed under
  credit facilities                        44,051         41,620    3,014         6,294    3,230          2,146       100,355
-----------------------------------------------------------------------------------------------------------------------------
Total debt outstanding                   $102,050   $    254,407   $    0  $     21,000   $    0  $      14,360   $   391,817
=============================================================================================================================

(1) Commercial paper outstanding is deducted from revolving credit lines available as the line of credit acts as a liquidity facility for the commercial paper.
-------------------------------------------------------------------------------

     Loan amortization, prepayments, and sales also provide a source of funding for Medallion. Prepayments on loans are influenced significantly by general interest rates, medallion loan market rates, economic conditions, and competition. Medallion loan prepayments have slowed since early 1994, initially because of increases, and then stabilization, in the level of interest rates. More recently loan prepayments have slowed due to an increase in the percentage of medallion loans, which are refinanced with Medallion rather than through other sources of financing. Loan sales are a major focus of the SBA Section 7(a) loan program conducted by BLL, which is primarily set up to originate and sell loans. Increases in SBA 7(a) loan balances in any given period generally reflect timing differences in selling and closing transactions.

     On June 1, 1999, MFC issued $22.5 million of Series A senior secured notes that mature on June 1, 2004, and on September 1, 1999, MFC issued $22.5 million of Series B senior secured notes that mature on September 1, 2004 (together, the Notes). The Notes bear a fixed rate of interest of 7.35% and interest is paid quarterly in arrears. The Notes rank pari passu with the revolvers and commercial paper through inter-creditor agreements. The proceeds of the Notes were used to prepay certain of the Company's outstanding SBA debentures. See also a description of amendments referred to above.

     Media funds its operations through internal cash flow and inter-company debt. Media is not a RIC and, therefore, is able to retain earnings to finance growth.

INVESTMENT CONSIDERATIONS

Interest rate fluctuations may adversely affect the interest rate spread we receive on our taxicab medallion and commercial loans.

     Because we borrow money to finance the origination of loans, our income is dependent upon the difference between the rate at which we borrow funds and the rate at which we loan funds. While the loans in our portfolio in most cases bear interest at fixed-rates or adjustable-rates, we finance a substantial portion of such loans by incurring indebtedness with floating interest rates (which adjust at various intervals). As a result, our debt may adjust to a change in interest rates more quickly than the loans in our portfolio. In periods of sharply rising interest rates, our costs of funds would increase, which would reduce our portfolio income before net realized and unrealized gains. Accordingly, we, like most financial services companies, face the risk of interest rate fluctuations. Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate caps, general rises in interest rates will tend to reduce our interest rate spread in the short term. In addition, we rely on our counterparties to perform their obligations under such interest rate caps.

A decrease in prevailing interest rates may lead to more loan prepayments, which could adversely affect our business.

     Our borrowers generally have the right to prepay their loans upon payment of a fee ranging from 30 to 120 days interest. A borrower is likely to exercise prepayment rights at a time when the interest rate payable on the borrower's loan is high relative to prevailing interest rates. In a lower interest rate environment, we will have difficulty re-lending prepaid funds at comparable rates, which may reduce the net interest spread we receive.

Because we must distribute our income, we have a continuing need for capital.

     We have a continuing need for capital to finance our lending activities. Our current sources of liquidity are the following:

     . bank credit facilities;

     . senior secured notes;

     . sales of participations in loans;

     . fixed-rate, long-term SBA debentures that are issued to or guaranteed by the SBA;

     . a secured commercial paper program; and

     . loan amortization and prepayments.

     As a RIC, we are required to distribute at least 90% of our investment company taxable income. Consequently, we primarily rely upon external sources of funds to finance growth. At June 30, 2001, we had $13,266,000 available under our $334 million bank credit facilities at variable effective rates of interest averaging below the prime rate. We minimize credit facility fees associated with the unused component of credit facilities by keeping the unused component as small as possible and periodically increasing the amounts available under the credit facilities only when necessary to fund portfolio growth. In addition, we are eligible to seek SBA funding. In the event that we seek SBA funding, no assurance can be given that the funding will be obtained.

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

     In addition, we are currently unable to expand our borrowing lines until new banks join the lending syndicate or a debt offering is completed. Recently the lead bank in our lending syndicate has recently approximately doubled its exposure to Medallion and MFC to $95 million as a result of a merger between the lead bank and another member of the lending syndicate. In September 2000, this bank asked us to find an additional participant to reduce its exposure. We are actively seeking new members for the lending syndicate.

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

     We primarily invest in and lend to companies that may have limited financial resources. Numerous factors may affect a borrower's ability to repay its loan, including:

     . the failure to meet its business plan;

     . a downturn in its industry or negative economic conditions;

     . the death, disability or resignation of one or more of the key members of management; or

     . the inability to obtain additional financing from traditional sources.

     Deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in the collateral for the loan. Expansion of our portfolio and increases in the proportion of our portfolio consisting of commercial loans could have an adverse impact on the credit quality of the portfolio.

We borrow money, which may increase the risk of investing in our common stock.

     We use financial leverage through bank syndicates, our senior secured notes, our commercial paper and our long-term, subordinated SBA debentures. Leverage poses certain risks for our stockholders:

     . it may result in higher volatility of both our net asset value and the market price of our common stock;

     . since interest is paid to our creditors before any income is distributed to our stockholders, fluctuations in the interest payable to our creditors may decrease the dividends and distributions to our stockholders; and

     . in the event of a liquidation of Medallion, our creditors would have claims on our assets superior to the claims of our stockholders.

Our failure to remedy certain internal control deficiencies could have an adverse affect on our business operations.

     In performing their audit of our financial statements for the year ended December 31, 2000, our independent auditors found conditions that they believed to be significant deficiencies in our internal accounting control structure. They did not believe that these conditions were material weaknesses. These conditions arose in part from our conversion of our loan accounting system in advance of the year 2000. While we believe that we can and will remedy these conditions in a timely fashion, failure to do so could have an adverse effect on business operations.

     These matters were considered by our independent auditors during their audit and did not modify their unqualified opinion, dated April 2, 2001, that our consolidated financial statements present fairly, in all material respects, the financial position of Medallion and its subsidiaries as of December 31, 2000 and 1999, and the results of our operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     We have demonstrated improvements in our internal controls and levels of operation, and have hired additional senior management. We continue to take active steps to achieve further improvements to our operating policies and procedures.

     Consistent with the Company's on-going focus on improving its operations and growth, and at the request of BLL's regulatory authority, the Connecticut Banking Department (the "Department"), the Board of Directors of BLL is currently adopting plans to improve its financial operations. The Company feels these plans will be viewed favorably by the Department.

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

     By their nature, corporate acquisitions entail certain risks, including those relating to undisclosed liabilities, the entry into new markets and personnel matters. We may have difficulty integrating the acquired operations or managing problems due to sudden increases in the size of our loan portfolio. In such instances, we might be required to modify our operating systems and procedures, hire additional staff, obtain and integrate new equipment and complete other tasks appropriate for the assimilation of new and increased business activities. There can be no assurance that we would be successful, if and when necessary, in minimizing these inherent risks or in establishing systems and procedures which will enable us to effectively achieve our desired results in respect of any of these or any future acquisitions.

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

     In determining the value of our portfolio, the board of directors may take into consideration various factors such as the financial condition of the borrower and the adequacy of the collateral. For example, in a period of sustained increases in market interest rates, our board of directors could decrease its valuation of the portfolio if the portfolio consists primarily of fixed-rate loans. Our valuation procedures are designed to generate values which approximate the value that would have been established by market forces and are therefore subject to uncertainties and variations from reported results.

     Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. At June 30, 2001, our net unrealized depreciation on investments was approximately $6.1 million. Based upon current market conditions and current loan-to-value ratios, our board of directors believes that the net unrealized depreciation of investments is adequate to reflect the fair value of the portfolio.

Changes in taxicab industry regulations that result in the issuance of additional medallions could lead to a decrease in the value of our medallion loan collateral.

     Every city in which we originate medallion loans, and most other major cities in the United States, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. We are unable to forecast with any degree of certainty whether any potential increases in the supply of medallions will occur.

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

     A significant portion of our taxicab advertising and loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10.2% each year. However, for sustained periods during that time, taxicab medallions have declined in value. During the year, the value of New York City taxicab medallions has declined by approximately 9%.

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

     In addition, the asset coverage and distribution requirements impose significant cash flow management restrictions on us and limit our ability to retain earnings to cover periods of loss, provide for future growth and pay for extraordinary items. Certain of our loans, including the medallion collateral appreciation participation loans, could also be re-characterized in a manner that would generate non-qualifying income for purposes of Subchapter M. In this event, if such income exceeds the amount permissible, we could fail to satisfy the requirement that a regulated investment company derive at least 90% of its gross income from qualifying sources, with the result that we would not meet the requirements of Subchapter M for qualification as a regulated investment company. Qualification as a regulated investment company under Subchapter M is made on an annual basis and, although we and some of our subsidiaries are qualified as regulated investment companies, no assurance can be given that we will each continue to qualify for such treatment. Failure to qualify under Subchapter M would subject us to tax on our income and would have material adverse effects on our financial condition and results of operations.

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

     We intend to continue to pursue an expansion strategy in our taxicab rooftop advertising business. We believe that there are growth opportunities in this market. However, the asset diversification requirements under Subchapter M could restrict such expansion. These requirements provide that, as a RIC, not more than 25% of the value of our total assets may be invested in the securities (other than U.S. Government securities or securities of other RIC's) of any one issuer. While our investments in our RIC subsidiaries are not subject to this diversification test so long as these subsidiaries are RIC's, our investment in Media is subject to this test.

     At the time of our original investment, Media represented approximately 1% of our total assets, which is in compliance with the diversification test. The subsequent growth in the value of Media by itself will not re-trigger the test even if Media represents in excess of 25% of our assets. However, under Subchapter M, the test must be reapplied in the event that we make a subsequent investment in Media, lend to it or acquire another taxicab rooftop advertising business. If we were to fail a subsequent test, we would lose our RIC status. As a result, our maintenance of RIC status could limit our ability to expand our taxicab rooftop advertising business. It will be our policy to expand our advertising business through internally generated growth. We will only consider an acquisition in this area if we will be able to meet Subchapter M's diversification requirements.

     The fair value of the collateral appreciation participation loan portfolio at June 30, 2001 was $13.05 million, which represented approximately 3% of the total loan portfolio. We will continue to monitor the levels of these asset types in conjunction with the diversification tests.

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

     We are regulated by the Securities Exchange Commission and the SBA. In addition, changes in the laws or regulations that govern business development companies, RIC's or SBIC's may significantly affect our business. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change. Any change in the laws or regulations that govern our business could have a material impact on our operations.

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

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 22, 2001 (the "Annual Meeting").
The Company's stockholders were asked to take the following actions at the meeting:

(1) Elect three Class II Directors to serve until the 2004 annual meeting of stockholders or until their successors shall otherwise be elected (the "Board Proposal").

With respect to the Board Proposal, the three individuals nominated for director were elected by the affirmative vote of a majority of shares of common stock present at the Annual Meeting.

The nominees and the votes received by each are as follows:


---------------------------------------------------------------------------------------------------------------
                                                  Votes for                           Votes withheld
                                   ----------------------------------------------------------------------------
Mario M. Cuomo                                    12,521,311                               252,618
Andrew M. Murstein                                12,306,008                               467,921
Frederick S. Hammer                               11,604,203                             1,169,726
---------------------------------------------------------------------------------------------------------------

The other members of the Board of Directors are Stanley Kreitman, David L. Rudnick, Alvin M. Murstein, and Benjamin Ward.

ITEM 5. Other Information
None

ITEM 6. Exhibits and reports on form 8-K

(a)     Exhibits

10.1 Amendment No. 5 to the Amended and Restated Loan Agreement, Limited Waiver and Consent, dated as of June 29, 2001, among Medallion Funding Corp., the Lenders thereto, Fleet National Bank and Swing Line Lender. Filed herewith.

10.2 Amendment No. 2 to the Second Amended and Restate Loan Agreement, Limited Waiver and Consent, dated as of June 29, 2001, among the Company, Medallion Business Credit, LLC, Fleet National Bank and Swing Line Lenders. Filed herewith.

10.3 Second Amendment Agreement, dated as of June 29, 2001, to the Note Purchase Agreements dated as of June 1, 1999 between the Company and the Noteholders thereto. Filed herewith.

10.4 Amendment No. 4 to the Amended and Restated Loan Agreement and Consent, dated as of March 30, 2001, among Medallion Funding Corp., the Banks thereto and Fleet National Bank. Filed herewith.

10.5 Amendment No. 1 to the Second Amended and Restated Loan Agreement and Limited Waiver, dated March 30, 2001, among the Company, Medallion Business Credit, LLC, Fleet National Bank and Swing Line Lenders. Filed herewith.

10.6 First Amendment Agreement, dated as of March 30, 2001, to the Note Purchase Agreements dated as of June 1, 1999 between the Company and the Noteholders thereto. Filed herewith.

10.7 Guaranty, dated as of April 30, 2001, by Medallion Taxi Media in favor of Fleet National Bank. Filed herewith.

10.8 Guaranty, dated as of April 30, 2001, by Medallion Taxi Media in favor of the Noteholders thereto. Filed herewith.

10.9 Guaranty, dated April 30, 2001, Medallion Taxi Media in favor of Fleet National Bank Filed herewith.

                           MEDALLION FINANCIAL CORP.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MEDALLION FINANCIAL CORP.

Date:  August 14, 2001
By:    /s/ James E. Jack                       By:    /s/ Larry D. Hall
      ---------------------------------              ---------------------------------
James E. Jack                                  Larry D. Hall
Executive Vice President and Chief             Senior Vice President and Chief
 Financial Officer                              Accounting Officer
Signing on behalf of the registrant as         Signing on behalf of the registrant as
 principal financial officer.                   principal accounting officer.
