Form 10-Q
period 2001-09-30
MEDALLION FINANCIAL CORP
filed 2001-11-14
CIK 1000209

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

                For the quarterly period ended September 30, 2001

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

                                       Yes     X          No
                                              ---               ----

     Number of shares of Common Stock outstanding at the latest practicable date, November 8, 2001:

    Class Outstanding              Par Value       Shares Outstanding
    -----------------              ---------       ------------------

Common Stock........................$.01               18,242,035

================================================================================

                            MEDALLION FINANCIAL CORP.

                                    FORM 10-Q

INDEX

PART I ..................................................................................................3

FINANCIAL INFORMATION ...................................................................................3

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS ..........................................................3
        CONSOLIDATED STATEMENTS OF OPERATIONS ...........................................................4
        CONSOLIDATED BALANCE SHEETS .....................................................................5
        CONSOLIDATED STATEMENTS OF CASH FLOWS ...........................................................6
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ......................................................7
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .....17

PART II ................................................................................................33

OTHER INFORMATION ......................................................................................33
     ITEM 1. LEGAL PROCEEDINGS .........................................................................33
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .................................................33
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...........................................................33
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................................33
     ITEM 5. OTHER INFORMATION .........................................................................33
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..........................................................33
     SIGNATURES ........................................................................................34

                                     PART I

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


         The financial information is divided into two sections. The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2001 and 2000.

         The consolidated balance sheets of the Company as of September 30, 2001, the related consolidated statements of operations for the three and nine months ended September 30, 2001, and the consolidated statements of cash flows for the nine months ended September 30, 2001 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2001 or for any other interim period may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                            MEDALLION FINANCIAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

==================================================================================================================================
                                                                        Three Months Ended                Nine Months Ended
                                                                          September 30,                     September 30,
                                                               -------------------------------------------------------------------
                                                                       2001              2000           2001            2000
==================================================================================================================================
 Interest and dividend income on investments                        $6,721,202       $14,131,817     $31,464,181    $42,309,749
 Interest income on short-term investments                             313,450           172,582         562,759        312,219
                                                               -------------------------------------------------------------------
 Total investment income                                             7,034,652        14,304,399      32,026,940     42,621,968

 Notes payable to banks                                              4,325,065         3,237,136      15,810,256     10,009,751
 Senior secured notes                                                  839,116           821,865       2,499,908      2,465,595
 SBA debentures                                                        668,842           409,803       1,553,597      1,221,989
 Commercial paper                                                        1,951         2,851,866         184,767      7,356,102
                                                               -------------------------------------------------------------------
 Total interest expense                                              5,834,974         7,320,670      20,048,528     21,053,437

                                                               -------------------------------------------------------------------
 Net interest income                                                 1,199,678         6,983,729      11,978,412     21,568,531

 Gain on sale of loans                                                 228,417           373,209         940,454      1,877,505
 Equity in earnings (losses) of unconsolidated subsidiary           (1,499,515)          140,305      (1,809,710)       (32,179)
 Accretion of negative goodwill                                              -                 -               -        350,516
 Other (loss) income                                                  (795,160)        1,009,721       1,193,582      2,788,877
                                                               -------------------------------------------------------------------
 Total noninterest (loss) income                                    (2,066,258)        1,523,235         324,326      4,984,719

 Salaries and benefits                                               2,304,545         2,584,747       7,140,851      7,445,293
 Professional fees                                                     826,974           823,112       1,808,557      1,717,960
 Amortization of goodwill                                              253,606           163,352         521,227        405,287
 Other operating expenses                                            1,611,276         1,690,406       3,764,955      5,123,240
                                                               -------------------------------------------------------------------
 Total operating expenses                                            4,996,401         5,261,617      13,235,590     14,691,780
                                                               -------------------------------------------------------------------
 Net investment income (loss)                                       (5,862,981)        3,245,347        (932,852)    11,861,470

 Net realized losses on investments                                 (1,002,839)       (1,822,831)     (2,503,800)    (2,639,233)
 Net change in unrealized appreciation (depreciation) on
  investments                                                       (2,186,032)        1,194,157        (909,840)     2,095,135
                                                               -------------------------------------------------------------------
 Net realized/unrealized loss on investments                        (3,188,871)         (628,674)     (3,413,640)      (544,098)
 Income tax benefit                                                    (65,662)         (157,424)        (13,789)      (217,153)
                                                               -------------------------------------------------------------------
 Net increase (decrease) in net assets resulting from
  operations                                                       ($8,986,190)       $2,774,097     ($4,332,703)   $11,534,525
==================================================================================================================================
 Net increase (decrease) in net assets resulting from
  operations per share
 Basic                                                               ($0.49)              $0.19          ($0.27)         $0.79
 Diluted                                                              (0.49)               0.19           (0.27)          0.79
==================================================================================================================================
 Weighted average common shares outstanding
 Basic                                                              18,241,383        14,542,990      16,022,814     14,533,675
 Diluted                                                            18,241,383        14,589,880      16,022,814     14,548,794
==================================================================================================================================


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                            MEDALLION FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

==================================================================================================================
                                                                          September 30, 2001     December 31, 2000
==================================================================================================================
Assets
    Medallion loans                                                             $267,839,540         $299,302,548
    Commercial loans                                                             200,682,945          212,721,373
    Equity investments                                                             2,032,948            2,129,685
                                                                    ----------------------------------------------
Net investments                                                                  470,555,433          514,153,606
Investment in and loans to unconsolidated subsidiary                               5,819,569            1,856,421
                                                                    ----------------------------------------------
Total investments                                                                476,375,002          516,010,027
Cash                                                                              17,326,208           15,652,878
Accrued interest receivable                                                        4,903,607            8,701,981
Servicing fee receivable                                                           3,743,869            6,632,516
Fixed assets, net                                                                  1,925,642            2,050,808
Goodwill, net                                                                      5,136,524            5,650,045
Other assets, net                                                                  5,846,027            6,016,747
                                                                    ----------------------------------------------
Total assets                                                                    $515,256,879         $560,715,002
------------------------------------------------------------------------------------------------------------------

Liabilities
Accounts payable and accrued expenses                                        $     5,494,138       $    7,723,812
Dividends payable                                                                          -            5,244,281
Accrued interest payable                                                           1,470,598            3,887,589
Commercial paper                                                                           -           24,066,269
Notes payable to banks                                                           247,550,000          305,700,000
Senior secured notes                                                              45,000,000           45,000,000
SBA debentures                                                                    39,345,000           21,360,000
                                                                    ----------------------------------------------
Total liabilities                                                                338,859,736          412,981,951
------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
Preferred stock (1,000,000 shares of $0.01 par value
stock authorized - none outstanding)                                                       -                    -
Common stock (50,000,000 shares of $0.01 par value stock
        authorized -18,242,035 and 14,546,637 shares outstanding
        at September 30, 2001 and December 31, 2000, respectively)                  182,421               145,467
Capital in excess of par value                                                  184,122,200           146,379,377
Accumulated undistributed net investment income (loss)                           (7,907,478)            1,208,207
                                                                    ----------------------------------------------
Total shareholders' equity                                                      176,397,143           147,733,051
                                                                    ----------------------------------------------
Total liabilities and shareholders' equity                                     $515,256,879          $560,715,002
==================================================================================================================
Number of common shares                                                          18,242,035            14,546,637
Net asset value per share                                                             $9.67               $10.16
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

                            MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

===================================================================================================================================
                                                                                                Nine Months Ended September 30,
                                                                                          -----------------------------------------
                                                                                                        2001                  2000
===================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations                                ($  4,332,703)         $  11,534,525
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
    Depreciation and amortization                                                                    445,763                603,364
    Amortization of goodwill                                                                         521,227                405,287
    Amortization of origination costs                                                                884,090                825,767
    Accretion of negative goodwill                                                                      --                 (350,516)
    Increase in unrealized appreciation (depreciation)                                               909,840             (2,095,135)
    Net realized loss on investments                                                               2,503,800              2,639,233
    Net realized gain on sales of loans                                                             (940,454)            (1,877,505)
    Equity in losses of unconsolidated subsidiary                                                  1,809,710                 32,179
    Decrease (increase) in accrued interest receivable                                             3,798,374             (3,577,952)
    Decrease (increase) in receivable from sale of loans                                                --               10,563,503
    Decrease (increase) in servicing fee receivable                                                2,888,647             (1,780,704)
    Decrease (increase) in other assets                                                              164,013             (1,591,393)
    Increase (decrease) in accounts payable and accrued expenses                                  (2,229,674)             1,146,978
    Decrease in accrued interest payable                                                          (2,416,991)            (1,743,162)
                                                                                          -----------------------------------------
    Net cash provided by operating activities                                                      4,005,642             14,734,469
===================================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES
Originations of investments                                                                      (90,510,785)          (156,491,042)
Proceeds from sales and maturities of investments                                                130,751,682            120,902,441
Investment in and loans to unconsolidated subsidiary, net                                         (5,772,858)              (699,702)
Capital expenditures                                                                                (321,597)              (299,360)
                                                                                          -----------------------------------------
Net cash provided by (used for) investing activities                                              34,146,442            (36,587,663)
===================================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable to banks                                                             (58,150,000)           (27,500,000)
Proceeds from issuances of (repayments of) commercial paper                                      (24,066,269)            66,160,670
Proceeds from issuance of SBA debentures                                                          17,985,000                   --
Proceeds from public offering of common stock, net of expenses                                    37,382,777                   --
Proceeds from exercise of stock options                                                              397,001                277,996
Payments of declared dividends to current stockholders                                           (10,027,263)           (15,575,838)
                                                                                          -----------------------------------------
Net cash provided by (used for) financing activities                                             (36,478,754)            23,362,828
===================================================================================================================================
NET INCREASE IN CASH                                                                               1,673,330              1,509,634
CASH, beginning of period                                                                         15,652,878              7,459,284
                                                                                          -----------------------------------------
CASH, end of period                                                                            $  17,326,208          $   8,968,918
===================================================================================================================================
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                                                       $  22,465,519          $  23,733,210
===================================================================================================================================

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                            MEDALLION FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

         Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC). As an adjunct to the Company's taxicab medallion finance business, the Company operates a taxicab rooftop advertising business, Medallion Taxi Media, Inc. (Media). (See Note 4.)

         The Company also conducts its business through Business Lenders, LLC
(BLL), licensed under the Small Business Administration (SBA) Section 7(a) program, Medallion Business Credit LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables, Medallion Capital, Inc. (MCI) which conducts a mezzanine financing business, and Freshstart Venture Capital Corp. (FSVC), a Specialized Small Business Investment Company (SSBIC) which also originates and services medallion and commercial loans.

         During the second quarter the Company completed an equity offering of 3,600,000 common shares at $11 per share raising approximately $40,000,000 of additional capital. In July, the underwriters' overallotment option on the offering was exercised on 60,000 shares at $11 per share raising an additional $660,000.

(2) EFFECT OF NEW YORK CITY TERRORIST ATTACKS AND ECONOMIC RECESSION ON COMPANY OPERATIONS

         The terrorist attacks on New York City on September 11, 2001, created a tremendous amount of actual and collateral damage to the City, and to the people and businesses who live, work, and operate there. Thankfully, the Company and its employees were not directly impacted in a material way; however, indirectly there were repercussions on certain customers. The slowdown in traffic, tourism, and other personal concerns resulted in initial operating problems for certain of our medallion individual and fleet customers. We have worked with the borrowers to modify payment terms and establish a plan to enable these customers to again become current. There have been no reductions in medallion values as a result of this event during the third quarter. The commercial lending side of the business also has several borrowers who were affected by this event. The taxi top advertising business, many of whose ads are from Broadway shows, suffered short term contract cancellations from these and other customers which had a gross revenue impact of approximately $50,000 during the 2001 third quarter.

         The attacks also further exacerbated the recessionary trends which had become more apparent as the 2001 third quarter unfolded. The effects of a general economic slowdown has impacted the Company as evidenced by an increase in delinquencies and nonperforming loans, increased prepayment activity as borrowers sought lower rate financing with the Company or other lenders, and stresses on medallion and other collateral values, primarily in Chicago, and by reduced levels of advertising in Media.

         As a result of the above, the Company reassessed the loss potential on the loan portfolio, servicing asset, and other receivables which resulted in charges of $11,300,000 in the 2001 third quarter to provide reserves against or writedown the values of these assets which were impacted by the attacks and the recession in the economy. These charges included $4,050,000 related to the reversal of additional interest income related to collateral appreciation participation loans whose underlying collateral value dropped significantly during the quarter, $3,300,000 for additional unrealized depreciation on the investment portfolio, $2,050,000 to writedown the value of the servicing asset, primarily related to increased levels of prepayment activity, $1,350,000 related to the establishment of a reserve against a deferred tax asset in Media resulting from increased tax losses and tax loss carry back limitations, and $550,000 for the write-off of previously capitalized transaction costs for transactions which are no longer expected to close.

         As a consequence of these charges, the Company and MFC were not in compliance with certain operating covenants required by their borrowing agreements. The indebtedness of the Company under the Revolver became due on November 5, 2001, and as a result of the charges discussed above, the lenders have the right to accelerate the maturity of the indebtedness of MFC. The

Company and MFC are in discussions with their lenders as to the impact of noncompliance on existing lending agreements and future renewals. Although there can be no assurances, the Company believes the outcome of these discussions will not result in a material adverse effect on the Company's operations or financial condition.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         The Company's investment in Media is accounted for under the equity method. All significant intercompany transactions, balances, and profits have been eliminated in the use of the equity method. As a non-investment company, Media cannot be consolidated with the Company, which is an investment company under the 1940 Act. Refer to Note 4 for the presentation of financial information for Media.

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

         Investments in equity securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market, are determined by the Board of Directors based upon assets and revenues of the underlying investee company as well as general market trends for businesses in the same industry. Included in equity investments at September 30, 2001 are marketable and non-marketable securities of approximately $1,081,000 and $952,000, respectively. Included in equity investments at December 31, 2000 are marketable and non-marketable securities of approximately $1,490,000 and $640,000, respectively. Because of the inherent uncertainty of valuations, the Board of Directors' estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and these differences could be material.

         The Company's investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 57% of the Company's loan portfolio at September 30, 2001 and 58% at December 31, 2000 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 81% and 77%, respectively, are in New York City. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, personally guaranteed by the owners. A portion of the Company's portfolio represents loans to various commercial enterprises, including finance companies, wholesalers, dry cleaners, restaurants, and real estate. These loans are secured by various equipment and/or real estate, and are generally guaranteed by the owners, and in certain cases, by the equipment dealers. These loans are made primarily in the metropolitan New York City area. The remaining portion of the Company's portfolio is from the origination of loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the U.S. Congress.

Collateral Appreciation Participation Loans

         During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $30,000,000, of which $21,000,000 was syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $30,000,000 of the collateral. During the 2001 second quarter, the effect of the economic downturn began to stress the value of Chicago taxi medallions, which accelerated in the 2001 third quarter. As a result, the Company determined that the previously recorded appreciation was no longer supported by current Chicago medallion prices, and therefore wrote the carrying values down from $12,950,000 at June 30, 2001, to their original face value of $8,900,000, which represented approximately 2% of its total loan portfolio. Additional interest income was reduced $4,050,000 for the 2001 third quarter and $3,100,000 year to date, compared with increases of $1,175,000 and $3,500,000 for the comparable 2000 periods, and is reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets. As a regulated investment company, the Company is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments. The Company feels that it has adequately calculated the fair market value on these investments in each accounting period, and by relying upon information such as recent and historical medallion sale prices.

Income Recognition

         Interest income is recorded on the accrual basis. Loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that the loans are both well-secured and in the process of collection. Interest income on nonaccrual loans is recognized when cash is received. At September 30, 2001, total nonaccrual loans were approximately $32,847,000, compared to $21,242,000 in the 2001 second quarter and $19,973,000 at year-end.

Loan Sales and Servicing Fee Receivable

         The principal portion of loans serviced for others by the Company at September 30, 2001 was $222,940,000, compared to $226,127,000 at June 30, 2001 and $223,574,000 at year end.

         Receivables from loans sold and gains or losses on loan sales are primarily attributable to the sale of commercial loans which have been at least partially guaranteed by the SBA. The Company recognizes gains or losses from the sale of the SBA-guaranteed portion of a loan on the date of the sales agreement when control of the future economic benefits embodied in the loan is surrendered.

         The estimated net servicing income is based, in part, on management's estimate of prepayment speeds, including default rates, and accordingly, there can be no assurance that these estimates will approximate actual results. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing assets will be accelerated and its value will decline; and as a result, servicing income during that and subsequent periods would decline. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and income would increase. The constant prepayment rates utilized by the Company in estimating the lives of the loans depend on the original term of the loan, industry trends, and the Company's historical data.

         The Company periodically assesses the assumptions used in calculating the servicing fee receivable for appropriateness in light of trends in the portfolio and in the economy. As a result of those assessments, the Company periodically revises its assumptions to better reflect actual experience when evidence indicates that the original assumptions may no longer be applicable. In the 2001 third quarter, the Company revised prepayment assumptions for substantially all loan pools which resulted in a charge of $2,058,000 against servicing fee income. The trends in prepayment speed and in delinquencies have worsened during 2001, and the pace of the deterioration accelerated in the third quarter. The change primarily reflects the revision of the prepayment assumptions from 15% on most loan pools to at least 25% on all aged loan pools, and as high as 35% on the most stressed pools. Although there can be no assurances, the Company believes that the servicing asset properly reflects the present value of future servicing cash flows to be received over the remaining lives of the servicing asset.

         The mark-to-market adjustments on the servicing fee receivable were as follows:

---------------------------------------------------------------------------------------------------------------
                                                                                        2001              2000
---------------------------------------------------------------------------------------------------------------
Balance at January 1,                                                            $   205,000   $            -
Additions                                                                             31,000                -
---------------------------------------------------------------------------------------------------------------
Balance at March 31,                                                                 236,000                -
Additions                                                                             83,000           23,000
---------------------------------------------------------------------------------------------------------------
Balance at June 30,                                                                  319,000           23,000
Additions                                                                          2,058,000           50,000
---------------------------------------------------------------------------------------------------------------
Balance at September 30,                                                          $2,377,000         $ 73,000
===============================================================================================================


Unrealized Appreciation/(Depreciation) and Realized Gains/(Losses) on
Investments

         The change in unrealized appreciation/(depreciation) of investments is the amount by which the fair value estimated by the Company is greater/(less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and write-offs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized depreciation was $8,272,000 as of September 30, 2001, $6,145,000 as of June 30, 2001, and $7,411,000 as of December 31, 2000.

         The table below shows changes in the unrealized depreciation balance during 2001:

===================================================================================================================
                                                          Loans           Equity Investments          Total
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2000                         ($6,988,790)          ($422,577)            ($7,411,367)
Change in unrealized
Appreciation on investments                                       -             176,407                 176,407
Depreciation on investments                                (558,159)                  -                (558,159)
Realized
Gains on investments                                         (3,375)           (120,389)               (123,764)
Losses on investments                                     1,384,856                   -               1,384,856
Other                                                       236,499             240,779                 477,278
-------------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2001                             (5,928,969)           (125,780)             (6,054,749)
Change in unrealized
Appreciation on investments                                 178,623             452,000                 630,623
Depreciation on investments                                (716,369)            (92,080)               (808,449)
Realized
Losses on investments                                       323,633                   -                 323,633
Other                                                      (236,369)                  -                (236,369)
-------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2001                              (6,379,451)            234,140              (6,145,311)
Change in unrealized
Appreciation on investments                                       -              84,530                  84,530
Depreciation on investments                              (3,132,007)           (158,312)             (3,290,319)
Realized
Gains on investments                                         (1,895)                  -                  (1,895)
Losses on investments                                       674,763             329,625               1,004,388
Other                                                           (53)             76,256                  76,203
                                                    ---------------------------------------------------------------
Balance as of September 30, 2001                        ($8,838,643)           $566,239             ($8,272,404)
===================================================================================================================

         The table below summarizes components of unrealized and realized gains and losses in the investment portfolio:

===================================================================================================================
                                                                        Three months ended    Nine months ended
                                                                        September 30, 2001     September 30, 2001
-------------------------------------------------------------------------------------------------------------------
Increase in net unrealized appreciation (depreciation) on
investments
Unrealized appreciation                                                    $     84,530            $  891,560
Unrealized depreciation                                                      (3,290,319)           (4,656,927)
Reversal of unrealized appreciation from realized gains                          (1,895)             (125,659)
Reversal of unrealized depreciation from realized losses                      1,004,388             2,712,877
Other                                                                            17,264               268,309
                                                                      ---------------------------------------------
Total                                                                       ($2,186,032)          ($  909,840)
===================================================================================================================

Net realized gain (loss) on investments
Realized gains                                                             $     50,579          $    (54,655)
Realized losses                                                              (1,053,418)           (2,449,145)
                                                                      ---------------------------------------------
Total                                                                       ($1,002,839)          ($2,503,800)
===================================================================================================================

Goodwill

         Cost of purchased businesses in excess of the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over fifteen years. The excess of fair value of net assets over cost of business acquired (negative goodwill) was accreted on a straight-line basis over approximately four years. The Company reviews its goodwill for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, and if appropriate, reduces the carrying amount through a charge to income. See Note 8 for additional information related to new accounting pronouncement on goodwill.

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

         Media, as a non-investment company, is taxed as a regular corporation.

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

         Basic and diluted EPS for the three and nine months ended September 30, 2001 and 2000 are as follows:

 ------------------------------------------------------------------------------------------------------------------------------
                                                            September 30, 2001                     September 30, 2000
                                                   ----------------------------------------------------------------------------
 Three months ended                                                # of Shares      EPS                    # of Shares     EPS
 ------------------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in net assets              ($8,986,190)                            $2,774,097
 resulting from operations
 ------------------------------------------------------------------------------------------------------------------------------
 Basic EPS
 Income (loss) available to common shareholders      (8,986,190)    18,241,383     ($0.49)   2,774,097     14,542,990    $0.19
 Effect of dilutive stock options(1)                                         -                                 46,890
 ------------------------------------------------------------------------------------------------------------------------------
 Diluted EPS
 Income (loss) available to common shareholders      (8,986,190)    18,241,383      (0.49)   2,774,097     14,589,880     0.19
 ------------------------------------------------------------------------------------------------------------------------------
 Nine months ended
 ------------------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in net assets              ($4,332,703)                           $11,534,525
 resulting from operations
 ------------------------------------------------------------------------------------------------------------------------------
 Basic EPS
 Income (loss) available to common shareholders      (4,332,703)    16,022,814      ($0.27) 11,534,525     14,533,675    $0.79
 Effect of dilutive stock options(1)                                         -                                 15,119
 ------------------------------------------------------------------------------------------------------------------------------
 Diluted EPS
 Income (loss) available to common shareholders      (4,332,703)    16,022,814      (0.27)  11,534,525     14,548,794     0.79
 ==============================================================================================================================

(1) Because there are net losses for the 2001 third quarter and nine months, the effect of stock options is antidilutive, and therefore is not presented.

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

         The Company is party to certain interest rate cap agreements. These contracts were entered into as part of the Company's management of interest rate exposure and effectively limit the amount of interest rate risk that may be taken on a portion of the Company's outstanding debt. All interest rate caps are designated as hedges of certain liabilities, however, any hedge ineffectiveness is charged to earnings in the period incurred. Premiums paid on the interest rate caps were previously amortized over the lives of the cap agreements and amortization of these costs was recorded as an adjustment to interest expense. The amount charged to earnings was $0 and $82,000 for the 2001 third quarter and nine months compared to $25,000 and $59,000 for the 2000 third quarter and nine months. Upon adoption of SFAS 133, the interest rate caps are recorded at fair value, which is determined based on information provided by the Company's counterparties. Interest rate settlements, if any, are recorded as a reduction of interest expense over the lives of the agreements. The fair value of the Company's interest rate cap agreement as of September 30, 2001 was $0.

Reclassifications

         Certain reclassifications have been made to prior period balances to conform with the current period presentation.

(4) Investment in Unconsolidated Subsidiary

         The consolidated statements of operations of Media for the three months and nine months ended September 30, 2001 and 2000 were as follows:

===============================================================================================================
                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                       ------------------------------------------------------------------------
                                                     2001              2000             2001              2000
===============================================================================================================
Advertising revenue                            $3,525,069        $3,003,541      $10,743,134        $8,216,994
Cost of fleet services                          1,996,471         1,244,867        6,008,729         3,668,089
                                       ------------------------------------------------------------------------
Gross profit                                    1,528,598         1,758,674        4,734,405         4,548,905
Other operating expenses                        1,737,092         1,524,832        5,575,663         4,287,786
                                       ------------------------------------------------------------------------
Income (loss) before taxes                      (208,494)           233,842        (841,258)           261,119
Income tax provision                            1,291,021            93,537          968,452           104,448
                                       ------------------------------------------------------------------------
Net income (loss)                            ($1,499,515)          $140,305    ($ 1,809,710)          $156,671
===============================================================================================================

         As a result of the events in New York City on September 11, 2001, certain advertisers reduced the levels of advertisements for a period, which included late September and a portion of the fourth quarter. Media has taken steps to reduce the costs associated with this reduced level of advertising. The decline in revenue from these reductions was approximately $50,000 in the third quarter before considering the benefits of cost reduction initiatives.

         Also included in the 2001 third quarter is a $1,350,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes. During 2001, primarily as a result of expansion into numerous cities and the the lag associated with selling those taxi tops, Media began to incur losses for both financial reporting and tax purposes, indicating that this deferred tax asset now represents a receivable or refund from the tax authorities for those taxes previously paid. However, due to statutory limitations on Media's ability to carry these tax losses back more than two years, and the uncertainties concerning the level of Media's taxable income in the future, Media determined to reserve against the receivable.

         The consolidated balance sheets at September 30, 2001 and December 31, 2000 for Media are as follows:

===================================================================================================================
                                                                                September 30,       December 31,
                                                                            ---------------------------------------
                                                                                    2001                2000
-------------------------------------------------------------------------------------------------------------------
Cash                                                                             $         -         $     5,259
Accounts receivable                                                                1,616,789           2,652,055
Equipment, net                                                                     3,303,732           3,281,011
Prepaid signing bonuses                                                            3,050,328           1,521,253
Goodwill                                                                           2,145,148           1,659,624
Due from parent                                                                            -             321,723
Other                                                                              1,981,421           2,882,750
                                                                            ---------------------------------------
Total assets                                                                     $12,097,418         $12,323,675
-------------------------------------------------------------------------------------------------------------------
Accounts payable and accrued expenses                                            $ 2,192,244         $   683,369
Deferred revenue                                                                   1,113,800           5,453,550
Due to parent                                                                      5,342,523                   -
Note payable-bank                                                                  2,971,805           3,900,000
                                                                            ---------------------------------------
Total liabilities                                                                 11,620,372          10,036,919
                                                                            ---------------------------------------
Equity                                                                             1,001,000           1,001,000
Retained earnings                                                                   (523,954)          1,285,756
                                                                            ---------------------------------------
Total equity                                                                         477,046           2,286,756
                                                                            ---------------------------------------
Total liabilities and equity                                                     $12,097,418         $12,323,675
===================================================================================================================

         During 2001, Media made a concerted effort to better utilize taxi tops capacity by showing ads for which the revenue had been deferred from, but the cash had been received in, prior periods. As a result, the amount of deferred revenue available for recognition in future periods has been reduced to $1,114,000 from $5,454,000 at year-end.

          Included in advertising revenue for the 2001 first quarter was approximately $567,000 related to contracts that were cancelled in prior periods due to legislative changes and other factors. This revenue was recognized upon determination that Media had no further obligations under the contracts.

         In July 2001, Media acquired certain assets and assumed certain liabilities of Medallion Media Japan Ltd. (MMJ), a taxi advertising operation similar to those operated by Media in the U.S., which has advertising rights on approximately 7,000 cabs servicing various cities in Japan. The transaction has been accounted for as a purchase for financial reporting purposes and is included in Media's financial statements above. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the next three years. For the 2001 third quarter, MMJ had a net loss of $40,000. During 2000, the Company purchased taxi top roof top advertising at average market rates from Media for a total of $188,850 for the nine months ended September 30, 2000.

(5) COMMERCIAL PAPER, NOTES PAYABLE TO BANKS, AND SENIOR SECURED NOTES

         Borrowings under the commercial paper, revolving credit, and senior note agreements are secured by the assets of the Company. The outstanding balances were as follows as of September 30, 2001 and December 31, 2000.

===================================================================================================================
Description                                                                                2001               2000
-------------------------------------------------------------------------------------------------------------------
Commercial paper                                                                  $           -        $24,066,269
Revolving credit agreements                                                         247,550,000        305,700,000
Senior secured notes                                                                 45,000,000         45,000,000
-------------------------------------------------------------------------------------------------------------------
Total                                                                             $ 292,550,000       $374,766,269
===================================================================================================================

(a) Commercial Paper

         On March 13, 1998, MFC entered into a commercial paper agreement to sell up to an aggregate principal amount of $195 million in secured commercial paper through private placements, and coincident with the extension and expansion of the Revolving Credit Agreement (the Revolver), the commercial paper line was expanded to $220,000,000. The commercial paper program ranked on a pari passu basis with the Revolver. During December 2000, MFC'S outstanding commercial paper began to mature and was replaced by draws on the Revolver at a cost of 7.83%, compared to a cost of 7.10%. On November 22, 2000, Fitch IBCA placed the Company's "BBB" senior secured debt rating and "F2" secured commercial paper rating on negative watch. In addition, in December 2000, the Company's other rating agency, Thompson's Bankwatch, was acquired by Fitch IBCA, leaving it with only one commercial paper rating. Primarily as a result of these factors, a substantial portion of the Company's commercial paper did not rollover and was replaced by the Company's bank facility. On January 18, 2001, Fitch IBCA lowered the Company's senior secured debt rating and secured commercial paper rating to "BB+" and "B", respectively, and removed them from negative watch. At September 30, 2001 and December 31, 2000, MFC had approximately $0 and $24,066,000 outstanding at a weighted average interest rate of 0% and 7.10%. MFC's weighted average borrowings related to commercial paper were $59,000 and $3,315,000 for the 2001 third quarter and year-to-date, compared to $154,965,000 and $138,968,000 for the respective 2000 periods, with weighted average interest rates of 13.06%, 7.45%, 7.32%, and 7.10%, respectively. Commercial paper outstandings were deducted from the Revolver as the Revolver acted as a liquidity facility for the commercial paper. During the quarter, the commercial paper program matured and was terminated.

(b) Revolving Credit Agreements

         On March 27, 1992 (and as subsequently amended), MFC entered into the Revolver with a group of banks. Effective on February 10, 2000, MFC extended the Revolver until June 30, 2001 at an aggregate credit commitment amount of $220,000,000, an increase from $195,000,000 previously, pursuant to the Loan Agreement dated December 24, 1997. As of September 30, 2001 and December 31, 2000, amounts available under the Revolver were $41,500,000 and $0. On June 29, 2001 MFC renewed the Revolver until June 30, 2002. This renewal clarified and revised certain provisions of the agreements related to business activities and financial covenants of the Company and MFC, adjusted the rate of interest paid on the notes, and established scheduled reductions in the commitment to $170,000,000 at June 1, 2002. The Revolver may be extended annually after June 30, 2002 at the option of the participating banks and acceptance by MFC. Outstanding borrowings under the Revolver were $166,500,000 and $195,700,000 at weighted average interest rates of 6.08% and 7.68% at September 30, 2001 and December 31, 2000.

         On July 31, 1998, (and as subsequently amended) the Company and MBC entered into a committed revolving credit agreement (the Loan Agreement) with a group of banks. The aggregate credit commitment amount was $100,000,000 maturing on June 28, 2000, and was extended on September 22, 2000 to September 21, 2001 at an increased commitment level of $110,000,000. On September 21, 2001, the Loan Agreement was extended to November 5, 2001 to allow for continuation of renewal discussions. These discussions are ongoing as of the date of this filing. As of September 30, 2001 and December 31, 2000, amounts available under the loan agreement were $28,950,000 and $3,500,000. The Loan Agreement may be extended annually thereafter upon the option of the participating banks and acceptance by the Company and MBC. On March 30, 2001, the Company finalized certain amendments and was granted a waiver of compliance with certain provisions. These amendments clarified and revised certain provisions of the agreements related to business activities and financial covenants of the Company and MFC, and adjusted the rate of interest paid on the notes. Outstanding borrowings under the Loan Agreement were $81,050,000 and $106,500,000 at a weighted average interest rate of 4.65% and 8.09% at September 30, 2001 and December 31, 2000.

          As a consequence of the charges discussed in Note 2, the Company and MFC were not in compliance with certain operating covenants required by the Revolver and the Loan Agreement. The indebtedness of the Company under the Revolver became due on November 5, 2001, and as a result of the charges discussed in Note 2, the lenders have the right to accelerate the maturity of the indebtedness of MFC. The Company and MFC are in discussions with their lenders as to the impact of noncompliance on existing lending agreements and future renewals. Although there can be no assurances the Company believes the outcome of these discussions will result in no material adverse effect on the Company's operation or financial condition.

         On March 6, 1997, Freshstart established a $5,000,000 line of credit with a bank at a rate of LIBOR plus 1.75%. Pursuant to the terms of the line of credit, the Company was required to comply with certain terms, covenants, and conditions, including maintaining minimum balances with the bank. The line of credit was unsecured. In connection with the Freshstart merger, the line was reduced to $3,500,000, and was subsequently paid off in July 2001.

         The weighted average interest rate for the Company's consolidated outstanding revolver borrowings at September 30, 2001 and December 31, 2000 was 5.61% and 7.83%. During the three months ended September 30, 2001 and 2000, the Company's weighted average borrowings were $263,668,500 and $167,950,000 with a weighted average interest rate of 6.51% and 7.67%, respectively.

(c) Senior Secured Notes

         On June 1, 1999, MFC issued $22.5 million of Series A senior secured notes that mature on June 1, 2004, and on September 1, 1999, MFC issued $22.5 million of Series B senior secured notes that mature on September 1, 2004 (together, the Notes). The Notes bear a fixed rate of interest of 7.35% and interest is paid quarterly in arrears. The Notes rank pari passu with the bank agreements through inter-creditor agreements.

(d) Interest Rate Cap Agreements

         On June 22, 2000, MFC entered into an interest rate cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 7.25% until June 24, 2002. The Company is exposed to credit loss in the event of nonperformance by the counterparty on interest rate cap agreements. The Company does not anticipate nonperformance by the counterparty.

(6) SBA DEBENTURES PAYABLE

         Outstanding SBA debentures are as follows at September 30, 2001 and December 31, 2000:

=============================================================================================================
Due Date                                                             2001              2000    Interest Rate
-------------------------------------------------------------------------------------------------------------
June 15, 2011                                                 $10,500,000       $         -        6.89%
September 26, 2011                                              7,485,000                 -         6.77
December 1, 2006                                                5,500,000         5,500,000         7.08
March 1, 2007                                                   4,210,000         4,210,000         7.38
September 1, 2007                                               4,060,000         4,060,000         7.76
June 1, 2007                                                    3,000,000         3,000,000         7.07
March 1, 2006                                                   2,000,000         2,000,000         7.08
December 16, 2002                                               1,300,000         1,300,000         4.51
June 1, 2005                                                      520,000           520,000         6.69
December 1, 2005                                                  520,000           520,000         6.54
June 1, 2006                                                      250,000           250,000         7.71
--------------------------------------------------------------------------------------------
Total SBA debentures                                          $39,345,000       $21,360,000         7.09
=============================================================================================================


         During the 2001 second quarter, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of 5 years. MCI drew down $10,500,000 during June 2001, and in July, 2001 FSVC drew down $7,485,000.

(7) SEGMENT REPORTING

         The Company has two reportable business segments, lending and taxicab rooftop advertising. The lending segment originates and services secured taxicab medallion and commercial loans. The taxicab rooftop advertising segment sells advertising space to advertising agencies and companies in several major markets across the United States. The segment represents the unconsolidated subsidiary Media. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The lending segment is presented in the consolidated financial statements of the Company. Financial information relating to the taxicab rooftop advertising segment is presented in
Note 4.

(8) NEW ACCOUNTING PRONOUNCEMENTS

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

         This report contains forward-looking statements relating to future events and future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of The Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes" or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward-looking statements. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties. In evaluating the Company's business, prospective investors should carefully consider the information set forth in our annual report on Form 10-K for the year ended December 31, 2000 under the caption "Investment Considerations" in addition to the other information set forth herein.

General

         We are a specialty finance company that originates and services loans that finance taxicab medallions and various types of commercial loans. We have a leading position in taxicab medallion financing. Since 1996, we have increased our medallion loan portfolio at a compound annual growth rate of approximately 15% and our commercial loan portfolio at a compound annual growth rate of approximately 26%. Total assets under management at September 30, 2001 were $738,196,000 up from $215,000,000 at the end of 1996, a compound annual growth rate of approximately 26%.

         The Company's loan related earnings depend primarily on its level of net interest income. Net interest income is the difference between the total yield on the Company's loan portfolio and the average cost of funds. The Company funds its operations through a wide variety of interest-bearing sources, such as revolving bank facilities, senior secured notes, and debentures issued to and guaranteed by the SBA. Net interest income fluctuates with changes in the yield on the Company's loan portfolio and changes in the cost of funds, as well as changes in the amount of interest-bearing assets and interest-bearing liabilities held by the Company. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance the Company's lending activities. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities.

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

         The Company's income from the taxicab rooftop advertising business, operated by Media is reflected on the Company's books as earnings from an unconsolidated subsidiary. The Company continues to explore other opportunities in the taxicab and lending industries, including possible strategies to participate directly and/or indirectly in the appreciation of taxicab medallions.

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

         The following table illustrates the Company's investments at fair value and the weighted average portfolio yields calculated using the contractual interest rates of the loans at the dates indicated:

==========================================================================================================================
                              September 30, 2001         June 30, 2001         December 31, 2000     September 30, 2000
                          ------------------------------------------------------------------------------------------------
 Dollars in thousands         Rate      Balance        Rate       Balance      Rate       Balance      Rate     Balance
--------------------------------------------------------------------------------------------------------------------------
Medallion loans
New York                       8.54%   $215,811          8.54%    $217,123      8.69%     $228,458      8.62%   $236,037
Chicago                        9.10      22,545          9.58       23,653     10.47        32,621     11.11      34,428
Boston                        11.35      14,095         11.06       14,873     11.21        17,279     11.18      16,877
Newark                        10.77       6,388         11.40        7,483     11.59        11,092     11.35      12,093
Cambridge                     11.66       1,804         11.82        1,766     10.58           927     10.58       1,038
Other                         11.37       6,881         11.43        7,397     11.16         8,230      9.20       7,050
--------------------------------------------------------------------------------------------------------------------------
Total medallion loans          8.89     267,524          8.95      272,295      9.22       298,607      9.17     307,523
  Add: FASB 91                              764                        744                     696                   759
  Less: reserve                            (448)                       (67)                      -                     -
--------------------------------------------------------------------------------------------------------------------------
Medallion loans, net                    267,840                    272,972                 299,303               308,282
==========================================================================================================================
Commercial Loans

SBA Section 7 (a) loans        9.00      57,693          9.71       61,079     11.50        66,058     11.94      66,513
Asset based receivable        10.43      51,375         11.38       44,000     12.98        43,120     12.38      41,087
Secured mezzanine             12.70      36,342         12.88       31,252     13.51        26,464     13.60      21,812
Dry cleaning/laundromats      12.29      12,212         12.55       13,902     12.75        17,282     12.76      22,065
Freshstart                     9.50       4,994          9.50        4,104     11.00         5,927     11.00       1,443
Other commercial secured       9.51      45,452         10.79       49,425     12.54        59,752     12.12      65,775
--------------------------------------------------------------------------------------------------------------------------
Total commercial loans        10.30     208,068         11.01      203,762     12.41       218,603     12.32     218,695
  Add: FASB 91                            1,006                      1,135                   1,107                 2,070
  Less: reserve                          (8,391)                    (6,312)                 (6,989)               (5,942)
--------------------------------------------------------------------------------------------------------------------------
Commercial loans, net                   200,683                    198,585                 212,721               214,823
==========================================================================================================================
Equity investments                        1,467                      1,855                   2,552                 2,821
Less: unrealized appreciation               566                        234                    (422)                 (431)
  (depreciation)
--------------------------------------------------------------------------------------------------------------------------
Equity investments, net                   2,033                      2,089                   2,130                 2,390
==========================================================================================================================
Total investments at cost     9.51%     477,058          9.83%     477,912     10.56%      519,762     10.42%    529,039
==========================================================================================================================
Add: FASB 91                              1,770                      1,879                   1,803                 2,829
Less: unrealized appreciation
    (depreciation) on equities              566                        234                    (422)                 (431)
Less: reserve                            (8,839)                    (6,379)                 (6,989)               (5,942)
==========================================================================================================================
Total investments, net                 $470,555                   $473,646                $514,154              $525,495
==========================================================================================================================

Investment Activity

         The following table sets forth the components of investment activity in the investment portfolios in the periods indicated:

-----------------------------------------------------------------------------------------------------------------------
                                                                  Nine months ended                Year ended
                                                                    September 30,                 December 31,
(Dollars  in thousands)                                                 2001                          2000
-----------------------------------------------------------------------------------------------------------------------
Net investments at beginning of period                                $514,154                      $489,567
Investments originated                                                  90,511                       197,512
Sales and maturities of investments                                   (130,752)                     (172,898)
Increase in unrealized appreciation (depreciation), net                   (910)                        2,159
Realized gains (losses), net                                            (1,564)                       (1,070)
Amortization of origination costs                                         (884)                       (1,116)
                                                            -----------------------------------------------------------
Net increase (decrease) in investments                                 (43,599)                       24,587
                                                            -----------------------------------------------------------
Net investments at end of period                                      $470,555                      $514,154
=======================================================================================================================

PORTFOLIO SUMMARY

Total Portfolio Yield

         The weighted average yield of the total portfolio at September 30, 2001 was 9.51%, a decrease of 32 basis points from 9.83% at June 30, 2001 and a decrease of 91 basis points from 10.42% at September 30, 2000 and down 105 basis points from 10.56% at year end, primarily due to the decrease in the yields of the medallion and commercial loan portfolios resulting from the Federal Reserve's lowering of interest rates during 2001, which continued during the quarter. The Company expects to try to continue increasing both the percentage of commercial loans in the total portfolio and originating floating and adjustable-rate loans and non-New York medallion loans.

Medallion Loan Portfolio

         Medallion loans comprised 57% of the total portfolio of $470,555,000 at September 30, 2001, 58% of the $514,155,000 portfolio at December 31, 2000, and 59% of the $525,494,000 portfolio of at September 30, 2000. The medallion loan portfolio decreased by $5,132,000 or 2% from the prior quarter and $41,885,000 or 14% from a year ago, reflecting a decrease in medallion loan originations in most markets, and the Company's execution of participation agreements with third parties of low yielding New York medallion loans. The Company retains a portion of most of these participated loans and earns a fee for servicing the loans for the third parties. Medallion loans serviced for others increased $7,914,000 or 10% from a year ago.

         The weighted average yield of the medallion loan portfolio at September 30, 2001 was 8.89%, a decrease of 6 basis points from 8.95% at June 30, 2001 and 28 basis points from 9.17% at September 30, 2000. The decreases primarily reflected the reduction in interest rates during the quarter. At September 30, 2001, 19% of the medallion loan portfolio represented loans outside New York compared to 20% at June 30, 2001 and 24% at September 30, 2000.

Collateral Appreciation Participation Loans

         During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $30,000,000, of which $21,000,000 was syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $30,000,000 of the collateral. During the 2001 second quarter, the effect of the economic downturn began to stress the value of Chicago taxi medallions, which accelerated in the 2001 third quarter. As a result, the Company determined that the previously recorded appreciation was no longer supported by current Chicago medallion prices, and therefore wrote the carrying values down from $12,950,000 at June 30, 2001, to their original face value of $8,900,000, which represented approximately 2% of its total loan portfolio. Additional interest income was reduced $4,050,000 for the 2001 third quarter and $3,100,000 year-to-date, compared with increases of $1,175,000 and $3,500,000 for the comparable 2000 periods, and is reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets. As a regulated investment company, the Company is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments. The Company feels that it has adequately calculated the fair market value on these investments in each accounting period, and by relying upon information such as recent and historical medallion sale prices.

Commercial Loan Portfolio

         Since 1997, the Company has continued to shift the total portfolio mix toward a higher percentage of commercial loans, which historically have had higher yields than its medallion loans. Commercial loans were 43% of the total portfolio at September 30, 2001, 42% at June 30, 2001, and 41% at September 30, 2000. The increase in the commercial loan portfolio was primarily due to strong growth in the asset-based lending portfolio.

         The weighted average yield of the commercial loan portfolio at September 30, 2001 was 10.30%, a decrease of 71 basis points from 11.01% in the 2001 second quarter and 202 basis points from 12.32% in the 2000 third quarter. The decreases primarily reflected the 400 basis point drop in the prime rate during 2001, and to lesser extent, a shift in the mix within the commercial portfolio from fixed-rate loans to floating-rate or adjustable-rate loans tied to the prime rate, and the corresponding sensitivity of the yield to movements in the prime rate. The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk. At September 30, 2001, floating-rate loans represented approximately 55% of the commercial portfolio compared to 53% at June 30, 2001 and 45% at year end. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Delinquency Trends

The following table shows the trend in loans 90 days or more past due:

==============================================================================================================================
                                         September 30, 2001     June 30, 2001      December 31, 2000     September 30, 2000
                                        --------------------------------------------------------------------------------------
Dollars in thousands                        $         %(1)          $     %(1)       $         %(1)         $         %(1)
------------------------------------------------------------------------------------------------------------------------------
Medallion loans                           $12,074      2.57%   $  8,530   1.80%   $14,027      2.73%     $16,875      3.21%
------------------------------------------------------------------------------------------------------------------------------
Commercial loans
SBA Section 7(a) loans                     12,049      2.56      11,023   2.33    11,125       2.17          -        -
Asset-based receivable                          -        -          -       -        -            -          -        -
Secured mezzanine                           3,796      0.81       3,803   0.80     3,206       0.62          -        -
Other commercial secured loans             11,455      2.43       6,834   1.44     7,354       1.43       10,069      1.92
                                        --------------------------------------------------------------------------------------
Total commercial loans                     27,300      5.80      21,660   4.57    21,685       4.22       10,069      1.92%
------------------------------------------------------------------------------------------------------------------------------
Total loans 90 days or more past due      $39,374      8.37%    $30,190   6.37%   $35,712      6.95%      26,944      5.13
==============================================================================================================================

(1) Percentage is calculated against the total investment portfolio.


         The increase in medallion loan delinquencies resulted partially from the impact of the events of September 11, 2001 on the New York City taxicab fleet. The shutdown of New York City impacted the cash flow of a number of borrowers which we have proactively worked with to modify payments due over a 2-4 month period to ease the borrowers short-term cash flow shortfalls. The increase in other commercial secured delinquencies is largely concentrated in one large restaurant borrower and a number of smaller credits, some of which were impacted by the events of September 11, 2001, and the overall deterioration in the economy. The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company's mark-to-market estimates on each loan. The increase in delinquencies in the SBA Section 7(a) portfolio primarily reflects the deterioration in the economy and its impact on the small businesses which constitute the majority of this portfolio. In addition, this business segment has undergone management changes and staffing losses which exacerbated the situation. The Company has addressed these concerns by stabilizing management of the portfolio and refocusing collection efforts. Included in the SBA Section 7(a) delinquency figures are $5,939,768, $5,368,171, $6,823,069, and $7,470,785
at September 30, 2001, June 30, 2001, December 31, 2000, and September 30, 2000, respectively, which represent loans repurchased for the purpose of collecting on the SBA guarantee. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

Equity Investments

         Equity investments were 0.4%, 0.4%, 0.4% and 0.5% of the Company's total portfolio at September 30, 2001, June 30, 2001, December 31, 2000, and September 30, 2000. Equity investments are comprised of common stock and warrants.

Trend in Interest Expense

         The Company's interest expense is driven by the interest rate payable on its LIBOR-based short-term credit facilities with bank syndicates, long-term notes payable, and fixed-rate, long-term debentures issued to the SBA.

         The following table shows the average cost of funds and average balances of the Company's major credit facilities for the three months and nine months ended September 30, 2001 and September 30, 2000:

========================================================================================================================
                                             Three months ended                          Nine months ended
                                 ---------------------------------------------------------------------------------------
                                                               Average                                    Average
                                 ---------------------------------------------------------------------------------------
Dollars in thousands                  Cost of Funds            Balance           Cost of Funds            Balance
------------------------------------------------------------------------------------------------------------------------
September 30, 2001
Notes payable to banks                      6.51%                $263,668               7.15%               $295,617
Senior secured notes                        7.40                   45,000               7.43                  45,000
SBA debentures                              7.08                   37,474               7.47                  27,806
Commercial paper                           13.06                       59               7.45                   3,315
                                                          ------------------                         -------------------
Total                                       6.69                 $346,201               7.21                $371,738
========================================================================================================================
September 30, 2000
Notes payable to banks                      7.67%                $167,950               7.74%               $173,385
Senior secured notes                        7.27                   45,000               7.35                  45,000
SBA debentures                              7.05                   23,123               7.15                  22,911
Commercial paper                            7.32                  154,965               7.10                 138,968
                                                          ------------------                         -------------------
Total                                       7.45                 $391,038               7.42                $380,264
========================================================================================================================

         The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under the SBIA and SBA regulations. Further, the Company believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt has generally decreased its interest expense, but has also increased the Company's exposure to the risk of increases in market interest rates, which the Company mitigates with certain hedging strategies. At September 30, 2001, December 31, 2000 and September 30, 2000, short-term LIBOR-based debt including commercial paper constituted 75%, 83%, and 85% of total debt, respectively.

         The Company's cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix and changes in the levels of average borrowings outstanding. The Company incurs LIBOR-based debt for terms generally ranging from 30-90 days. The Company's debentures issued to the SBA typically have initial terms of ten years. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the face amount of such liabilities. The preceding table shows the average borrowings and related costs of funds for the 2001 and 2000 third quarter and year-to-date periods. Average balances have declined during the 2001 third quarter, primarily reflecting the initial use of the equity proceeds raised during the 2001 second quarter for debt reductions. The decline in the costs of funds reflects the trend of declining interest rates in the economy, partially offset by the switch from lower cost commercial paper to higher cost bank debt and related renewals, and additional long-term SBA debt also at higher rates.

Taxicab Advertising

         In addition to its finance business, the Company also conducts taxicab rooftop advertising businesses through Media. Taxicab advertising revenue is affected by the number of taxicab rooftop advertising displays currently showing advertisements and the rate charged customers for those displays. At September 30, 2001, Media had approximately 10,500 installed displays in the U.S. , substantially the same as at June 30, 2001. Although Media is a wholly owned subsidiary of the Company, its results of operations are not consolidated with the Company's operations because the SEC regulations prohibit the consolidation of non-investment companies with investment companies. The Company expects that Media will continue to expand its operations by entering new markets on its own or through acquisition of existing taxicab rooftop advertising companies.

         During 2001, Media operations were constrained by a very difficult advertising environment compounded by the rapid expansions of tops inventory that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue. Also, a substantial portion of Media's revenues in 2001 arose from the realization of amounts that had been paid for and deferred from prior periods. Media is actively pursuing new sales opportunities and has taken steps to reduce operating expenses to better align ongoing revenues and expenses and to maximize cash flow from operations.

         In July 2001, Media acquired certain assets and assumed certain liabilities of MMJ, a taxi advertising operation similar to those operated by Media in the U.S., which has advertising rights on approximately 7,000 cabs servicing various cities in Japan. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the next three years.

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

Factors Affecting Net Assets

         Factors that affect Company's net assets include, net realized gain or loss on investments and change in net unrealized appreciation or depreciation of investments. Net realized gain or loss on investments is the difference between the proceeds derived upon sale or foreclosure of a loan or an equity investment and the cost basis of such loan or equity investment. Change in net unrealized appreciation or depreciation of investments is the amount, if any, by which the Company's estimate of the fair value of its investment portfolio is above/below the previously established fair value or the cost basis of the portfolio. Under the 1940 Act and the SBIA, the Company's loan portfolio and other investments must be recorded at fair value.

         Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of its loan portfolio to reflect the Company's estimate of the current value of the total loan portfolio. Since no ready market exists for the Company's loans, fair value is subject to the good faith determination of the Company. In determining such fair value, the Company and its Board of Directors takes into consideration factors such as the financial condition of its borrowers and the adequacy of its collateral. Any change in the fair value of portfolio loans or other investments as determined by the Company is reflected in net unrealized depreciation or appreciation of investments and affects net increase in net assets resulting from operations, but has no impact on net investment income or distributable income.

                       CONSOLIDATED RESULTS OF OPERATIONS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

         Net assets decreased as a result of operations by ($8,986,000) or ($0.49) per diluted common share and ($4,333,000) or $(0.27) per share in the 2001 third quarter and nine months, a decrease of $11,760,000 and $15,867,000 from $2,744,000 or $0.19 per share and $11,535,000 or $0.79 per share in the 2000 periods, reflecting decreased net interest and non interest income, and higher levels of operating expenses and unrealized depreciation on the investment portfolios, largely reflecting the charges discussed below.

         Included in the results for the 2001 quarter and year-to-date were charges of $11,300,000 primarily relating to valuation assessments the Company made in regards to the future realizability of asset values in light of the September 11, 2001 terrorist attacks and their impact on New York City and the Company's operations, compounded by the recessionary forces battering the economy, including the sharp reduction in interest rates and their effect on prepayment levels. The charges included $4,050,000 to writedown the value of collateral appreciation participation loans to reflect recent transaction activity in Chicago medallions; $3,300,000 to increase unrealized depreciation to reflect the impact of the economic forces on delinquency trends, reduced payment levels, and collateral values; $2,050,000 to reflect acceleration in the deterioration in the prepayment speeds on the Company's servicing asset receivable; $1,350,000 to reserve against the risks of future realization of previously recorded deferred tax benefits related to Media's operations; and $550,000 related to the write-off of previously capitalized transaction costs that are no longer expected to close. Excluding the impact of these charges, net increase in net assets resulting from operations was $2,314,000 or $0.13 per share in the quarter and $6,967,000 or $0.43 year-to-date.

         Investment income was $7,035,000 in the quarter and $32,027,000 in the nine months, down $7,270,000 or 51% and $10,595,000 or 25% from $14,304,000 and
$42,622,000 in 2000. The decreases compared to 2000 primarily reflected the $4,050,000 charge in the quarter to write down values of the collateral appreciation participation loans, as well as lower yields on the portfolio primarily due to the lower interest rate environment, decreased level of loans, and a higher level of nonaccrual loans. Total net investments at quarter end were $470,555,000, down $3,091,000 or 0.1% from the 2001 second quarter and down $43,598,000 or 8% from year-end.

         The yield on the total portfolio at September 30, 2001 was 5.88% and 8.77% in the 2001 third quarter and nine months, compared to 10.96% and 11.18% in the comparable 2000 periods. The 2001 decreases primarily reflect the reduction in additional interest income related to the collateral appreciation loans and series of rate drops initiated by the Federal Reserve bank during late 2000 and continuing through most of 2001, which reduced the prime lending rate by 350 basis points. Adjusted for the effects of the additional income recorded on the collateral appreciation loans, the yields were 9.39% and 9.27% in the 2001 quarter and nine months. Partially offsetting the decreased yield was the continuing movement of portfolio composition towards higher-yielding commercial loans from lower-yielding medallion loans. Commercial loans represented 34% of the investment portfolio at December 31, 1999, compared to 43% at September 30, 2001. Yields on medallion loans were 8.89% and 9.05% for the 2001 third quarter and nine months compared to 9.17% and 8.97% for the comparable 2000 periods. Yields on commercial loans were 10.33% and 11.29% for the 2001 third quarter and nine months compared to 12.40% and 12.29% for the 2000 periods. As rates began to rise, management made a conscious effort to sell or not renew its fixed, lower-rate medallion loans, and replaced them with floating, higher-rate commercial loans.

         Medallion loans were $267,840,000 at September 30, 2001, down $31,463,000 or 11% from $299,303,000 a year ago, and were down $5,132,000 or 2%
from $272,972,000 at June 30, 2001, primarily reflecting reductions in most markets. The commercial loan portfolio was $200,683,000 at quarter end, compared to $212,721,000 at year-end, a decrease of $12,038,000 or 6%, but was up $2,098,000 or 1% from $198,585,000 at June 30, 2001. The decrease compared to a year ago reflects reduction in all commercial lending categories except asset-based receivable lending which increased $10,261,000 or 25%. The increase compared to the preceding quarter reflects increases of $7,348,000 or 17% in asset-based receivable lending and $2,339,000 or 3% in other commercial secured lending, partially offset by decreases in the other commercial lending categories.

         During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $30,000,000, of which $21,000,000 was syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $30 million of the collateral. During the 2001 second quarter, the effect of the economic downturn began to stress the value of Chicago taxi medallions, which accelerated in the 2001 third quarter. As a result the Company determined that the previously recorded appreciation was no longer supported by current Chicago medallion prices, and therefore wrote the carrying values down from $12,950,000 at June 30, 2001, to their original face value of $8,900,000, which represented approximately 2% of its total loan portfolio. Additional interest income was reduced $4,050,000 for the 2001 third quarter and $3,100,000 year to date, compared with increases of $1,175,000 and $3,500,000 for the comparable 2000 periods, and is reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets.

         Interest expense was $5,835,000 and $20,049,000 in the 2001 third quarter and nine months, down $1,486,000 or 20% and $1,005,000 or 5% compared to the 2000 periods, primarily reflecting a mix switch from lower cost commercial paper to higher cost bank debt, and SBA debentures, and higher bank fees and charges related to the renewals and amendments of the Revolver and Loan Agreement, partially offset by lower rates, and loan lower average balances outstanding. See page 21 for a table which shows average balances and cost of funds for the Company's funding sources. The Company's debt is primarily tied to floating rate indexes, which rose during most of 2000, and began declining thereafter. The Company's average cost of funds was 6.69% in the quarter and 7.21% year to-date, compared to 7.45% and 7.42% a year ago. Approximately 75% of the Company's debt is short-term and floating rate, compared to 83% a year ago.

         Net interest income was $1,200,000 and $11,978,000 for the 2001 third quarter and nine months, down $5,784,000 and $9,590,000 from 2000, primarily reflecting the writedowns on the collateral appreciation participation loans, the decreases in yields and balances in the loan portfolio, and higher borrowing costs in 2001.

         The Company had gains on the sale of the guaranteed portion of SBA 7(a) loans of $228,000 and $940,000 for the 2001 third quarter and nine months, down $145,000 or 39% and $937,000 or 50% from $373,000 and $1,878,000 in the 2000 periods. During 2001, $17,211,000 million of loans were sold under the SBA program compared to $43,600,000 during 2000. The decline in gains on sale reflected a decrease in loans sold of $26,389,000 or 61%, partially offset by an increase in the level of market-determined premiums received on the sales. Negative goodwill was fully accreted during 2000, and accordingly, accretion was $351,000 in the 2000 nine months, and $0 in all other periods presented. Other loss of ($795,000) in the quarter and income of $1,194,000 in the nine months decreased $1,805,000 and $1,595,000 from 2000, primarily reflecting charges to revalue the servicing fee receivable by $2,058,000 and $2,172,000 in the 2001 quarter and nine months, compared to $50,000 in the comparable 2000 periods. The charges were primarily a result of substantial increases in prepayments on the serviced portfolio over the last few months, resulting from the sharp decrease in interest rates among other factors, partially offset by an increase in servicing fee income, prepayment fees, late charges, and other miscellaneous income.

         Also included in non-interest income is equity in earnings (losses) of unconsolidated subsidiary, which reflects the operations of the Media division of the Company. Media generated a net loss of $1,500,000 in the 2001 third quarter and $1,810,000 year-to-date, compared to net income of $140,000 for the 2000 third quarter and a loss of $32,000 in the 2000 nine months. The decline in profits in the 2001 periods reflected the charge of $1,350,000 to establish a reserve against the realizability of deferred tax benefits previously recorded due to changes in Media's tax situation and the greater costs associated with the rapid increase in tops under contract and cities serviced, which outpaced the increase in revenue. Advertising revenues were $3,525,000 in the 2001 quarter, up $521,000 or 17% from $3,004,000 in the 2000 quarter, and were $10,743,000 in the 2001 nine months, up $2,526,000 or 30% from $8,217,000.
Revenue in the quarter was reduced by approximately $48,000 related to contract cancellations resulting from the terrorist attacks in New York City. During the 2001 second quarter, Media exerted a greater effort to reduce the amount of deferred revenue by increasing capacity utilization, resulting in a drop of $3,512,000 in deferred revenue, to $1,114,000 compared to a year-ago. To the extent that Media can not generate additional advertising revenue to replace the deferred revenue recorded in 2001, Media's results of operations may be negatively impacted. Also included in advertising revenue for the quarter ended March 31, 2001 was $567,000 related to contracts that were cancelled in prior periods due to legislative changes and other factors. This revenue was recognized upon determination that Media had no further continued obligations under the contract. During 2001, vehicles under contract increased 2,700 or 35% to 10,500 from 7,800 a year ago. As a result of the substantial growth in tops inventory, Media's fleet payment costs and related operating expenses to service those tops increased at a greater rate than the growth in revenue, resulting in lower profits in the 2001 periods compared to 2000.

         Non-interest expense was $4,996,000 and $13,236,000 in the 2001 third quarter and nine months, down $265,000 or 5% and $1,456,000 or 10% from the 2000 periods. Salaries and benefits expense of $2,305,000 and $7,141,000 were down $280,000 or 11% and $304,000 or 4% from the comparable 2000 periods, primarily reflecting reduction in headcount. Professional fees of $827,000 and $1,809,000 were up $4,000 or 1% and $91,000 or 5% compared with 2000, primarily reflecting the write-off of capitalized costs associated with certain financing transactions which are no longer being pursued. These write-offs equaled $396,000 in the quarter. Amortization of goodwill was $254,000 and $521,000 in the 2001 periods compared to $163,000 and $405,000 a year-ago, and included the $116,000 write-off of all remaining goodwill related to the 1997 acquisition of BLL. Other operating expenses of $1,611,000 and $3,765,000 in the 2001 third quarter and nine months were down $79,000 and $1,358,000 or 5% and 27%, respectively, compared to both 2000 periods, primarily reflecting the continued cleanups of financial records and operations, and a general effort to control expenses.

         Net unrealized depreciation on investments was $2,186,000 in the 2001 third quarter and $910,000 in the nine months, compared to net unrealized appreciation of $1,194,000 and $2,095,000 for the comparable 2000 periods. Unrealized appreciation/(depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written-off, any resulting realized gain/(loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2001 third quarter activity resulted from unrealized depreciation of $3,290,000 reflecting the recessionary impact on borrower operations and collateral values, partially offset by the reversals of the unrealized depreciation associated with fully depreciated loans which were charged off of $1,020,000 and the increase in valuation of equity portfolio securities of $85,000. The 2001 nine months activity reflected additional unrealized depreciation of $4,657,000, partially offset by the reversal of $2,713,000 of unrealized depreciation related to charged-off loans, an increase in the valuation of equities and loans of $892,000, and recoveries on prior charge-offs of $143,000.

         Net realized loss on investments was $1,003,000 and $2,504,000 in the 2001 third quarter and nine months compared to losses of $1,823,000 and $2,639,000 in the 2000 periods, primarily reflecting the charge-off of fully reserved commercial loans.

         The Company's net realized/unrealized loss on investments was $3,189,000 and $3,414,000 in the 2001 quarter and nine months compared to $629,000 and $544,000 for the comparable 2000 periods, primarily reflecting the above.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

         The Company, like other financial institutions, is subject to interest rate risk to the extent its interest-earning assets (consisting of medallion loans and commercial loans) reprice on a different basis over time in comparison to its interest-bearing liabilities (consisting primarily of credit facilities with bank syndicates, senior secured notes and subordinated SBA debentures).

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

         The effect of changes in interest rates is mitigated by regular turnover of the portfolio. Based on past experience, the Company anticipates that approximately 40% of the portfolio will mature or be prepaid each year. The Company believes that the average life of its loan portfolio varies to some extent as a function of changes in interest rates. Borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment because the interest rate payable on the borrower's loan is high relative to prevailing interest rates. Conversely, borrowers are less likely to prepay in a rising interest rate environment.

Interest Rate Management

         The Company seeks to manage the exposure of the portfolio to increases in market interest rates by entering into interest rate cap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures.

         The Company entered into an interest rate cap agreement limiting its maximum LIBOR exposure to 7.25% on $10,000,000 of our revolving credit facility effective June 22, 2000 and maturing on June 24, 2002.

         The Company will seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating and purchasing, if appropriate, additional derivatives, and by revising, if appropriate, its overall level of asset and liability matching.

         In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as five year senior secured notes and subordinated SBA debentures. The Company currently has outstanding $45.0 million of senior secured notes, half of which mature June 1, 2004, with the balance maturing on September 1, 2004 and SBA debentures of $39.3 million which mature over various time periods from December 2002 to September 2011.

Liquidity and Capital Resources

         Our sources of liquidity are credit facilities with bank syndicates, senior secured notes, long-term SBA debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, and participations of loans with third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we primarily rely upon external sources of funds to finance growth. At September 30, 2001, our $331,895,000 of outstanding debt was comprised of 75% bank debt, substantially all of which was at variable effective interest rates with a weighted average interest rate of 5.61%, 14% long-term senior secured notes fixed at an interest rate of 7.35%, and 12% subordinated SBA debentures, with fixed interest rates with an annual weighted average rate of 7.09%. The Company is eligible to seek SBA funding and will seek such funding when the rates presented are advantageous. In March 2001, we applied for and received a commitment for $72,000,000 of additional funding with the SBA ($108,000,000 to be committed by the SBA, subject to the infusion of additional equity capital into the respective subsidiaries.) Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level. In June 2001, MCI drew $10,500,000 under these commitments, and in July 2001, FSVC drew $7,485,000.

         Currently, the Company has $70,450,000 available under its existing bank lines of credit (see Note 5). In addition, we are currently unable to expand our borrowing lines until new banks join the lending syndicate or a debt offering is completed. Our bank group has scheduled reductions in current commitment levels over the next year. We anticipate funding drawdowns on our current commitment from the SBA, these reductions from bringing new banks into our group, an asset securitization or private placement and continued sales of loan participations to third parties.

         The Company's bank facilities are subject to periodic reviews by the lending syndicate funding the borrowings and are also subject to certain covenants and restrictions. On June 29, 2001, MFC renewed its existing Revolver and on March 30, 2001 the Company finalized certain amendments and was granted a waiver of compliance with certain provisions. These renewals and amendments clarified and revised certain provisions of the agreements related to business activities and financial covenants of the Company and MFC, and adjusted the rate of interest paid on the notes.

         As a result of the consequences discussed in Note 2, the Company and MFC were not in compliance with certain operating covenants required by the Revolver and the Loan Agreement. The indebtedness of the Company under the Revolver became due on November 5, 2001, and as a result of the charges discussed in Note 2, the lenders have the right to accelerate the maturity of the indebtedness of MFC. The Company and MFC are in discussions with their lenders as to the impact of noncompliance on existing lending agreements and future renewals. Although there can be no assurances the Company believes the outcome of these discussions will result in no material adverse effect on the Company's operation or financial condition.

         On November 22, 2000, Fitch IBCA placed the Company's "BBB" senior secured debt rating and "F2" secured commercial paper rating on negative watch. In addition, in December 2000, the Company's other rating agency, Thompson's Bankwatch was acquired by Fitch IBCA, leaving it with only one commercial paper rating. Primarily as a result of these factors, a substantial portion of the Company's commercial paper did not rollover and has subsequently been replaced by the Company's bank facility. On January 18, 2001, Fitch IBCA lowered our senior secured debt rating and secured commercial paper rating to "BB+" and "B", respectively, and removed them from negative watch. During the quarter, the commercial paper program matured and was terminated.

         The Company believes that its bank credit facilities and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing operations of the Company's loan portfolio and advertising business. Nevertheless, the Company continues to explore additional options, which may increase available funds for the Company's growth and expansion strategy (see
Note 5). In addition, to the application for SBA funding described above, these financing options would provide additional sources of funds for both external expansion and continuation of internal growth.

         During the second and third quarters, the Company completed an equity offering of 3,660,000 common shares at $11 per share raising over $40,000,000 of additional capital. The Company continues to work with investment banking firms to investigate the viability of a number of other financing options which include, among others, the sale or spin-off of certain assets or divisions, and the development of a securitization conduit program. These financing options would also provide additional sources of funds for both external expansion and continuation of internal growth. If none of these financing options occur, management believes liquidity would still be adequate to fund the continuing operations of the Company's loan portfolio and advertising business. There were no deferred costs related to these financing options as of September 30, 2001.

         The following table illustrates sources of available funds for the Company and each of the subsidiaries (see Note 5), and amounts outstanding under credit facilities and their respective end of period weighted average interest rate at September 30, 2001 and December 31, 2000.

=========================================================================================================================
(Dollars in thousands)          Medallion
                              Financial(1)      MFC        BLL       MCI        MBC       FSVC      9/30/01   12/31/00
=========================================================================================================================
Cash                                $ 3,112     $  5,686   $2,398     $1,669     $1,313     $3,148    $17,326   $ 15,653
Revolving credit lines (2)          110,000      208,000                                              318,000    333,500
Amounts undisbursed (3)              28,950       41,500                                               70,450      3,734
Amounts outstanding                  81,050      166,500                                              247,550    305,700
Average interest rate                 4.65%        6.08%                                                5.61%      7.83%
Maturity                         11/5/01/(3)/    6/30/02                                           11/01-6/02  6/01-9/01
Commercial paper                                                                                                  24,066
Average interest rate                                                                                              7.10%
Maturity                                                                                                            6/01
SBA debentures
Amounts available(4)                                                  25,500                28,515     54,015          -
Amounts outstanding                                                   21,000                18,345     39,345     21,360
Average interest rate                                                  7.39%                 6.76%      7.08%      7.28%
Maturity                                                         3/06 - 6/11          12/02 - 9/11 12/02-9/11 12/02-9/07
Senior secured notes                              45,000                                               45,000     45,000
Average interest rate                              7.35%                                                7.35%      7.20%
Maturity                                     6/04 - 9/04                                            6/04-9/04  6/04-9/04
-------------------------------------------------------------------------------------------------------------------------
Total cash and remaining
  amounts undisbursed under
  credit facilities (3)              32,062       47,186    2,398     27,169      1,313     31,663    141,791    19, 387
-------------------------------------------------------------------------------------------------------------------------
Total debt outstanding             $ 81,050     $211,500     $  0    $21,000       $  0    $18,345   $331,895   $396,126
=========================================================================================================================

 (1) Media has a term note outstanding at September 30, 2001 for $2,500,000 which has been rolling over every month upon payment of $300,000 of principal. The loan bears interest at the prime rate plus 1%. In addition, Media assumed debt with a balance at September 30, 2001 of $473,000 as a part of the purchase of MMJ.
 (2) The revolving line commitments for the Company and MFC were scheduled to be reduced to $100,000,000 and $200,000,000 respectively, at renewal for the Company and on October 1, 2001 for MFC.
 (3) The Company continues to be in discussions with its lenders as to the status of the Loan Agreement as of the date of this filing. See Note 5(b) for additional information.
 (4) In order to fully draw down the remaining SBA commitments, the Company will need to inject $6,500,000 of capital into MCI and $9,500,000 of capital into FSVC.
  ------------------------------------------------------------------------------

         Loan amortization, prepayments, and sales also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, medallion loan market rates, economic conditions, and competition. There have been increases in prepayment activity, particularly in BLL, as interest rates have fallen. Many of these refinancings have been through the Company or one of its affiliates, some of which are sold to secure more favorable spreads on the loans. Loan sales are a major focus of the SBA Section 7(a) loan program conducted by BLL, which is primarily set up to originate and sell loans. Increases in SBA Section 7(a) loan balances in any given period generally reflect timing differences in selling and closing transactions.

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

         Media funds its operations through internal cash flow and inter company debt. Media is not a RIC and, therefore, is able to retain earnings to finance growth.

Common Stock

         Our common stock is quoted on the Nasdaq National Market under the symbol "TAXI." Our common stock commenced trading on May 23, 1996. As of September 30, 2001, there were approximately 128 holders of record of the Company's common stock.

         On September 28, 2001, the last reported sale price of our common stock was $8.25 per share. The following table sets forth the range of high and low closing prices of the common stock as reported on the Nasdaq National Market for the periods indicated. Our common stock has historically traded at a premium to net asset value per share. There can be no assurance, however, that such premium will be maintained.

         The following table sets forth for the periods indicated the range of high and low closing prices for the Company's common stock on the Nasdaq National Market:

==============================================================================================================
2001                                                                          HIGH                 LOW
--------------------------------------------------------------------------------------------------------------
First Quarter                                                                 $15.09              $8.52
Second Quarter                                                                 13.54               8.46
Third Quarter                                                                  10.98               7.67
2000
--------------------------------------------------------------------------------------------------------------
First Quarter                                                                  19.00              15.75
Second Quarter                                                                 17.94              14.17
Third Quarter                                                                  17.75              15.25
Fourth Quarter                                                                 17.13              11.50
==============================================================================================================

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

         o sales of participations in loans; and

         o loan amortization and prepayments.

         As a Regulated Investment Company (RIC), we are required to distribute at least 90% of our investment company taxable income. Consequently, we primarily rely upon external sources of funds to finance growth. At September 30, 2001, we had $70,450,000 available under our $318,000,000 bank credit facilities (see
Note 5) at variable effective rates of interest averaging below the prime rate, and $54,015,000 available under commitments from the SBA at fixed rates for terms of 10 years.

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

         In addition, we are currently unable to expand our borrowing lines until new banks join the lending syndicate or a debt offering is completed. Our bank group has scheduled reductions in current commitment levels over the next year. We anticipate funding drawdowns on our current commitment from the SBA, these reductions from bringing new banks into our group, an asset securitization or private placement and continued sales of loan participations to third parties.

         As a result of the consequences discussed in Note 2, the Company and MFC were not in compliance with certain operating covenants required by the Revolver and the Loan Agreement. The indebtedness of the Company under the Revolver became due on November 5, 2001, and as a result of the charges discussed in Note 2, the lenders have the right to accelerate the maturity of the indebtedness of MFC. The Company and MFC are in discussions with their lenders as to the impact of noncompliance on existing lending agreements and future renewals. Although there can be no assurances the Company believes the outcome of these discussions will result in no material adverse effect on the Company's operation or financial condition.

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

         We use financial leverage through bank syndicates, our senior secured notes, and our long-term, subordinated SBA debentures. Leverage poses certain risks for our stockholders:

         o it may result in higher volatility of both our net asset value and the market price of our common stock;

         o since interest is paid to our creditors before any income is distributed to our stockholders, fluctuations in the interest payable to our creditors may decrease the dividends and distributions to our stockholders; and

         o in the event of a liquidation of the Company, our creditors would have claims on our assets superior to the claims of our stockholders.

Our failure to remedy certain internal control deficiencies could have an adverse affect on our business operations.

         In performing their audit of our financial statements for the year ended December 31, 2000, our independent auditors found conditions that they believed to be significant deficiencies in our internal accounting control structure. They did not believe that these conditions were material weaknesses. These conditions arose in part from our conversion of our loan accounting system in advance of the year 2000. While we believe that we have remedied these conditions in a timely fashion, failure to do so could have an adverse effect on business operations.

         These matters were considered by our independent auditors during their audit and did not modify their unqualified opinion, dated April 2, 2001, that our consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2000 and 1999, and the results of our operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

         We have demonstrated improvements in our internal controls and levels of operation, and have hired additional senior management and qualified support personnel. We continue to take active steps to achieve further improvements to our operating policies and procedures.

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

         Our success is largely dependent upon the efforts of senior management. The death, incapacity, or loss of the services of certain of these individuals could have an adverse effect on our operation and financial results. There can be no assurance that other qualified officers could be hired.

Acquisitions may lead to difficulties that could adversely affect our operations.

         By their nature, corporate acquisitions entail certain risks, including those relating to undisclosed liabilities, the entry into new markets, and personnel matters. We may have difficulty integrating the acquired operations or managing problems due to sudden increases in the size of our loan portfolio. In such instances, we might be required to modify our operating systems and procedures, hire additional staff, obtain and integrate new equipment and complete other tasks appropriate for the assimilation of new business activities. There can be no assurance that we would be successful, if and when necessary, in minimizing these inherent risks or in establishing systems and procedures which will enable us to effectively achieve our desired results in respect of any of these or any future acquisitions.

Competition from entities with greater resources and less regulatory restrictions may decrease our profitability.

         We compete with banks, credit unions, and other finance companies, some of which are Small Business Investment Companies, or SBICs, in the origination of taxicab medallion loans and commercial loans. We also compete with finance subsidiaries of equipment manufacturers. Many of these competitors have greater resources than the Company and certain competitors are subject to less restrictive regulations than the Company. As a result, there can be no assurance that we will be able to continue to identify and complete financing transactions that will permit us to continue to compete successfully.

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

         Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. At September 30, 2001, our net unrealized depreciation on investments was approximately $8,272,000. Based upon current market conditions and current loan-to-value ratios, our board of directors believes that the net unrealized depreciation of investments is adequate to reflect the fair value of the portfolio.

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

         In New York City, Chicago, Boston, and in other markets where we originate medallion loans, taxicab fares are generally set by government agencies. Expenses associated with operating taxicabs are largely unregulated. As a result, the ability of taxicab operators to recoup increases in expenses is limited in the short term. Escalating expenses can render taxicab operations less profitable, and could cause borrowers to default on loans from the Company, and could potentially adversely affect the value of the Company's collateral.

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

         To qualify under Subchapter M, we must meet certain income, distribution, and diversification requirements. However, because we use leverage, we are subject to certain asset coverage ratio requirements set forth in the 1940 Act. These asset coverage requirements could, under certain circumstances, prohibit us from making distributions that are necessary to maintain our Subchapter M status or require that we reduce our leverage.

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

         The fair value of the collateral appreciation participation loan portfolio at September 30, 2001 was $8,900,000 million, which represented approximately 2% of the total loan portfolio. We will continue to monitor the levels of these asset types in conjunction with the diversification tests.

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

         We are regulated by the SEC and the SBA. In addition, changes in the laws or regulations that govern business development companies, RIC's, or SBIC's may significantly affect our business. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change. Any change in the laws or regulations that govern our business could have a material impact on our operations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None.

                            MEDALLION FINANCIAL CORP.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MEDALLION FINANCIAL CORP.

Date:             November 14, 2001


By:               /s/ James E. Jack
                  -----------------
James E. Jack
Executive Vice President and Chief Financial Officer Signing on behalf of the registrant as principal financial officer.


By:               /s/ Larry D. Hall
                  -----------------

Larry D. Hall
Senior Vice President and Chief Accounting Officer Signing on behalf of the registrant as principal accounting officer.