Form 10-K
period 2001-12-31
MEDALLION FINANCIAL CORP
filed 2002-04-08
CIK 1000209

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

                   For the Fiscal Year Ended December 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from       to
                                                      ------    ------

                         Commission file number 0-27812

                            MEDALLION FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                           04-3291176
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                            Form 10-K YES [ ] NO [ ].

        The approximate aggregate market value of common equity held by non-affiliates of the Registrant as of April 1, 2002 was approximately $131 million based on the average bid and ask prices of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on April 1, 2002. There were 18,242,035 shares of the Registrant's Common Stock outstanding as of
                                April 1, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year-end of December 31, 2001, are incorporated by reference into Part III of this Form 10-K.

                            MEDALLION FINANCIAL CORP.

                          2001 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS
                                                                                                  PAGE
PART I...............................................................................................3

ITEM 1.  BUSINESS OF THE COMPANY.....................................................................3
ITEM 2.  PROPERTIES.................................................................................16
ITEM 3.  LEGAL PROCEEDINGS..........................................................................16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................16
PART II.............................................................................................17

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...................17
ITEM 6.  SELECTED FINANCIAL DATA....................................................................18
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......19
ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ................................38
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...............................................39
ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES ......39
PART III............................................................................................39

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................39
ITEM 11.  EXECUTIVE COMPENSATION....................................................................39
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................39
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................39
PART IV.............................................................................................39

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........................39

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT MEDALLION FINANCIAL CORP. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

PART I

     ITEM 1. BUSINESS OF THE COMPANY

GENERAL

     Medallion Financial Corp. (the Company) is a specialty finance company that originates and services loans that finance taxicab medallions and various types of commercial loans. We have a leading position in taxicab medallion financing. Since 1996, we have increased our medallion loan portfolio at a compound annual growth rate of 13% and our commercial loan portfolio at a compound annual growth rate of 37%. Our total assets under management were approximately $737,000,000 as of December 31, 2001.

     The Company conducts its business through various wholly owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC). The Company also conducts its business through Business Lenders LLC (BLL), licensed under the Small Business Administration (SBA) section 7(a) program, Medallion Business Credit (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables, Medallion Capital Inc. (MCI), which conducts a mezzanine financing business, and Freshstart Venture Capital Corp. (FSVC), a Small Business Investment Company (SBIC) which also originates and services medallion and commercial loans. FSVC operates as an SBIC, and is regulated and financed in part by the SBA. FSVC is regulated as a business development company under the 1940 Act and has elected to be treated as a RIC for federal income tax purposes. As an SBIC, FSVC's business is to provide loan financing to small and medium-sized businesses that qualify under SBA regulations as socially or economically disadvantaged. FSVC makes a substantial portion of its loans to finance taxicab medallions, taxicabs, and related assets, with the balance of the loans being made to other small business concerns.

     As an adjunct to the Company's taxicab medallion finance business, the Company operates a taxicab rooftop advertising business, Medallion Taxi Media, Inc. (Media), one of the largest taxicab rooftop advertising businesses in the nation, providing advertising space in 38 metropolitan areas across the United States and 19 cities in Japan. Since 1996, we have increased the number of our taxicab rooftop displays from 1,550 to approximately 11,000 at December 31, 2001, at a compound annual growth rate of 40%.

     Our goal is to provide stockholders with a stock that pays a high dividend yield and has strong growth potential. During 2001, we declared dividends totaling $0.38 per share, which equates to a dividend yield of approximately 5.3% based upon our stock price of $7.20 as of April 1, 2002.

     Alvin Murstein, Chairman and Chief Executive Officer, has over 40 years of experience in the ownership, management, and financing of taxicab medallions. Andrew Murstein, President, is the third generation in his family to be active in the business.

     We are a closed-end, non-diversified management investment company under the Investment Company Act of 1940, as amended (1940 Act). Our investment objectives are to provide a high level of distributable income, consistent with the preservation of capital, as well as long-term growth of net asset value.

     We have elected to be treated as a business development company registered under the 1940 Act. In addition, we have elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the Code). As a RIC, we will not be subject to US federal income tax on any investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) that we distribute to our stockholders if at least 90% of our investment company taxable income for that taxable year is distributed. To the extent permitted under our bank agreements, we intend to pay cash dividends to comply with this requirement. Stockholders can elect to reinvest distributions.

MEDALLION LOANS

     Medallion loans of $252,675,000 comprised 56% of our $452,003,000 total loan portfolio as of December 31, 2001. Since 1979, we have originated, on a combined basis, approximately $800,000,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge and other cities within the United States. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets. As of December 31, 2001, approximately 81% of the principal amount of our medallion loans were in New York City. Although some of the medallion loans have from time to time been in arrears or in default, our loss experience on medallion loans has been negligible. We estimate that the average loan-to-value ratio of all of the medallion loans is approximately 75%. In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

     The New York City Taxi and Limousine Commission, or TLC, estimates that the total value of all of New York City taxicab medallions and related assets exceeds $3.8 billion. We estimate that the total value of all taxicab medallions and related assets in the United States exceeds $4.2 billion. We believe that we will continue to develop growth opportunities by further penetrating the highly fragmented medallion financing markets. Additionally, in the future, the Company may enhance its portfolio growth rate with selective acquisitions of medallion financing businesses and their related portfolios. Since our initial public offering, we have acquired several additional medallion loan portfolios.

     Portfolio Characteristics

     Medallion loans generally require equal monthly payments covering accrued interest and amortization of principal over a ten to fifteen year schedule subject to a balloon payment of all outstanding principal after four or five years. More recently, we have begun to originate loans with one to four year maturities where interest rates are adjusted and a new maturity period set. Borrowers may prepay medallion loans upon payment of a fee of approximately 90 days interest. We believe that the likelihood of prepayment is a function of changes in interest rates. Borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on their loan is high relative to prevailing interest rates, and that they are less likely to prepay in a rising interest rate environment. We generally retain the medallion loans we originate; however, we do participate or sell shares of some loans or portfolios to other interested financial institutions. In these cases, we retain the borrower relationships and service the assets. The total amounts of medallion loans under management was $346,458,000 at December 31, 2001, compared to $381,215,000 at December 31, 2000.

     At December 31, 2001, substantially all medallion loans were secured by first security interests in taxicab medallions and related assets, and were originated at an approximate average loan-to-value ratio of 75%. In addition, we have recourse against the vast majority of direct and indirect owners of the medallions who personally guarantee the loans. Although personal guarantees increase the commitment of borrowers to repay their loans, there can be no assurance that the assets available under personal guarantees would, if required, be sufficient to satisfy the obligations secured by such guarantees.

     We believe that our medallion loan portfolio is of high credit quality because medallions have generally increased in value and are easy to repossess and resell in an active market. In instances where a borrower has defaulted on a loan, we have seized the medallion collateralizing that loan. If the loan was not brought current, the medallion was sold in the active market at prices at or in excess of the amounts due. Although some of medallion loans have from time to time been in arrears or in default, our loss experience on medallion loans has been negligible.

     Market Position

     We have originated and serviced medallion loans since 1979 and have established a leading position in the industry. Management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions and corporate car services dating back to 1956. Medallion loans collateralized by New York City taxicab medallions and related assets comprised 81% of the value of the medallion loan portfolio at December 31, 2001. The balance consisted of medallion loans collateralized by taxicab medallions in Chicago, Boston, Newark, Cambridge, Philadelphia, Baltimore, and Hartford. We believe that there are significant growth opportunities in these and other metropolitan markets nationwide.

     The following table displays information on medallion loans outstanding in each of our major markets at December 31, 2001:

------------------------------------------------------------------------------------------------
                                                            % of
                                              % of Total   Medallion
                                                 Loan        Loan      Average
                                       # Of   Portfolio    Portfolio   Interest      Principal
                                      Loans     /(1)/        /(1)/     Rate /(2)/     Balance
------------------------------------------------------------------------------------------------
Medallion loans
   New York                           1,769     44.5%        80.9%        8.48%     $205,597,977
   Chicago                              253      4.5          8.2         9.86        20,910,056
   Boston                               122      2.9          5.2        11.41        13,170,000
   Newark                                68      1.3          2.4        10.33         6,208,222
   Cambridge                             21      0.4           .7        11.66         1,718,123
   Other                                 66      1.4          2.6        11.30         6,547,972
                                      ------------------------------                ------------
Gross medallion loans                 2,299     55.0%         100%        8.88       254,152,350
                                      ------------------------------
   Deferred loan acquisition costs                                                       541,439
   Unrealized depreciation on loans                                                   (2,019,155)
                                                                                    ------------
Total medallion loans                                                               $252,674,634
================================================================================================

     /(1)/ Based on principal balance outstanding.

     /(2)/ Based on the contractual rates of the portfolios at December 31, 2001.

--------------------------------------------------------------------------------

     The New York City Market. A New York City taxicab medallion is the only
     ------------------------
permitted license to operate a taxicab and accept street hails in New York City. As reported by the TLC, individual (owner-driver) medallions sold for approximately $190,000 and corporate medallions sold for approximately $216,000 at December 31, 2001. The number of taxicab medallions is limited by law, and as a result of the limited supply of medallions, an active market for medallions has developed. The law limiting the number of medallions also stipulates that the ownership for the 12,053 medallions outstanding at December 31, 2001 shall remain divided into 5,086 individual medallions and 6,967 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses and leased to drivers and operated for more than one shift.

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

     Most New York City medallion transfers are handled through approximately 32 medallion brokers licensed by the TLC. In addition to brokering medallions, these brokers also arrange TLC documentation insurance, vehicles and meters, as well as financing. The Company has excellent relations with many of the most active brokers and regularly receives referrals from them. However, the Company receives most of its referrals from a small number of brokers.

     The Chicago Market. We estimate that Chicago medallions currently sell for
     ------------------
approximately $60,000. Pursuant to a municipal ordinance, the number of outstanding medallions is currently capped at 6,700, which includes an additional 150 and 200 medallions that were auctioned and placed into service in July 1999 and December 2000, respectively. We estimate that the total value of all Chicago medallions and related assets is over $536,000,000.

     The Boston Market. We estimate that Boston medallions currently sell for
     -----------------
approximately $175,000. The number of Boston medallions had been limited by law since 1930 to 1,525 medallions. However, in 1993, 300 additional medallions were authorized in January 1999, 75 additional medallions were auctioned and put into service, and in June 2000 an additional 57 medallions were auctioned. We estimate that the total value of all Boston medallions and related assets is over $382,000,000.

     The Newark Market. We estimate that Newark medallions currently sell for
     -----------------
approximately $210,000. The number of Newark medallions currently has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $138,000,000.

     The Cambridge Market. We estimate that Cambridge medallions currently sell
     --------------------
for approximately $172,000. The number of Cambridge medallions has been limited to 248 since 1945 by a Cambridge city ordinance. We estimate that the total value of all Cambridge medallions and related assets is over $47,000,000.

     COMMERCIAL LOANS

     Commercial loans of $199,329,000 comprised 44% of the $452,003,000 total loan portfolio as of December 31, 2001. From the inception of the commercial loan business in 1987 through December 31, 2001, we have originated more than 10,000 commercial loans for an aggregate principal amount of more than $545,700,000. We estimate that the average loan-to-value ratio of commercial loans was approximately 70% on December 31, 2001. The commercial loan portfolio consists of floating-rate, adjustable, and fixed-rate loans. We have increased our commercial loan activity in recent years primarily because of the attractive higher yielding, floating rate nature of most of this business. The outstanding balances of commercial loans grew at a compound annual rate of 37% since 1996, although balances dropped 6% during 2001, as the Company sought to increase liquidity by selling and not renewing certain loans. Since 1996, this increase has been primarily driven by internal growth through the origination of additional commercial loans. We plan to continue to expand our commercial loan activities to develop a more diverse borrower base, a wider geographic area of coverage, and to expand targeted industries.

     Commercial loans generally are secured by equipment, accounts receivable, real estate, and other assets, and have interest rates averaging 200 basis points over the prevailing prime rate. As with medallion loans, the vast majority of the principals of borrowers personally guarantee commercial loans. The aggregate realized loss of principal on commercial loans has averaged less than 1% per annum for each of the last five years.

     SBA Section 7 (a) loans
     -----------------------

     The Company originates loans under the Section 7(a) program of the SBA through its BLL subsidiary. Up to 75% of the amount of these loans (up to $1,000,000) are guaranteed by the U.S. government. These loans are secured by fixed assets and or real estate throughout the New England and the New York areas, and comprise approximately 27.2% of the commercial loan portfolio. BLL has achieved "preferred lender" status from the SBA in 27 districts in which it originates loans, enabling them to obtain expedited loan approval and closing from the SBA. These loans are typically secured by assets or real estate, and have floating interest rates tied to a spread over the prime rate. Additionally, a liquid market exists for the sale of the guaranteed portion of these loans. BLL regularly sells the guaranteed portion of the Section 7(a) loans in the secondary market and recognizes a gain on these sales. This gain is accounted for in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No.125." We believe that the floating-rate nature of these loans is beneficial for our interest rate exposure management. Due to limitations imposed by the Company's lenders, sources of liquidity were reduced for BLL, which resulted in BLL maintaining a business status quo as opposed to its previous rapid expansion. Since late 2000, no additional funding has been provided to BLL for new business growth, and as a result, BLL has reduced the scope of its operations by reducing personnel and closing offices, and has funded all new loan activity and operations from its own internally generated cash flow. The Company and BLL are currently in negotiations with several lending syndicates about financing the existing SBA
Section 7(a) business as well as providing an ongoing warehouse line for future loan volumes. Pending the outcome of these discussions, the Company may embark upon a strategy of selling this division to existing management or another interested acquirer in accordance with a Board directive. Although there can be no assurances, the Company anticipates finalizing a financing arrangement on comparable terms to existing borrowings during the 2002 second quarter.

     Asset Based Loans
     -----------------

     The Company originates asset-based loans to small businesses for working capital through its MBC subsidiary. These loans are primarily secured by accounts receivable of small businesses that require credit facilities ranging from $250,000 to $3,500,000, a market we believe is underserved, and which represents approximately 26% of the commercial loan portfolio. We had successfully established 51 credit lines at December 31, 2001. Security on these facilities is principally the borrower's accounts receivable, but may also include inventory, machinery, or equipment. Currently, our customer base is concentrated in the New York metropolitan area and includes manufacturers, distributors and service organizations. These loans are generally priced at approximately 300 basis points over the prevailing prime rate.

     Secured Mezzanine Loans
     -----------------------

     Through our MCI subsidiary we originate both senior and subordinated loans to businesses in a variety of industries, including radio and television stations, airport food service, telephone companies, manufacturing companies, and laser eye surgery clinics. These loans are primarily secured by a second position on all assets of the companies and range from $1,000,000 to $5,000,000, and represent approximately 18% of the commercial loan portfolio. Frequently we receive warrants to purchase an equity interest in the companies in which we provide secured mezzanine loans.

     Other Commercial Secured Loans
     ------------------------------

     The Company originates other commercial loans that are not concentrated in any particular industry. These loans, which are generally fixed-rate loans, represent approximately 29% of our commercial loan portfolio. Historically this portfolio had been made up of fixed rate loans, but substantially all business originated over the last three years has been of an adjustable nature, generally repricing on its anniversary date. The customer base includes food service, real estate, dry cleaners, and laundromats.

     The following table displays the different types of loans in our commercial loan portfolio at December 31, 2001.

------------------------------------------------------------------------------------------------------
                                              % of Total         % of
                                                 Loan        Commercial       Average
                                       # of    Portfolio         Loan         Interest     Principal
                                      Loans     /(1)/      Portfolio /(1)/   Rate /(2)/     Balance
------------------------------------------------------------------------------------------------------
Commercial loans
   SBA Section 7(a) loans               725      12.3%          27.2%            5.73%    $ 56,702,117
   Asset-based loans                     51      11.7           26.0             9.20       53,955,523
   Secured mezzanine loans               35       7.9           17.5            12.77       36,313,329
   Other commercial secured loans       419      13.1           29.3            10.37       60,772,148
                                      ------------------------------------                ------------
Gross commercial loans                1,230      45.0          100.0%            9.22      207,743,117
                                      ------------------------------------
   Deferred loan acquisition costs                                                           1,608,278
   Discount on SBA section 7(a)
     loans                                                                                  (2,415,459)
   Unrealized depreciation on loans                                                         (7,607,149)
                                                                                          ------------
Total commercial loans                                                                    $199,328,787
======================================================================================================

     /(1)/ Based on principal balance outstanding.

     /(2)/ Based on the contractual rates of the portfolios at December 31, 2001.

--------------------------------------------------------------------------------

     Portfolio Characteristics

     Commercial loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. We have originated commercial loans in principal amounts ranging from $50,000 to approximately $5,300,000. These loans are generally retained and typically have maturities ranging from one to ten years and require equal monthly payments covering accrued interest and amortization of principal over a four to five year term. Substantially all loans generally may be prepaid with a fee ranging from 30 to 120 days' interest. The term of, and interest rate charged on, our outstanding loans are subject to SBA regulations. Under SBA regulations, the maximum rate of interest permitted on loans originated by the Company is 19.0%. Unlike medallion loans, for which competition precludes us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans. We believe that the increased yield on commercial loans compensates for their higher risk relative to medallion loans and further illustrates the benefits of diversification.

     Commercial loans are generally originated at an average loan-to-value ratio of 70 to 75%. Substantially all of the commercial loans are collateralized by security interests in the assets being financed by the borrower. In addition, we have recourse against the vast majority of the principals of borrowers who personally guarantee the loans. Although personal guarantees increase the commitment of borrowers to repay their loans, there can be no assurance that the assets available under personal guarantees would, if required, be sufficient to satisfy the obligations secured by such guarantees. In certain cases, equipment vendors may provide full and partial recourse guarantees on loans.

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

     At December 31, 2001, an aggregate principal balance of $43,400,000 or 9.4% of the portfolio was delinquent for 90 days or more, compared to an aggregate principal balance of $28,900,000 or 5.6% and $28,400,000 or 5.8% of the portfolio at December 31, 2000 and 1999. A loan in considered to be delinquent if the borrower fails to make a payment on time, however, during the course of discussion on delinquent status we may agree to modify the payment terms of the loan with a borrower that cannot make payments in accordance with the original loan agreement. For loan modifications, the loan will only be returned to accrual status if all past due payments are brought fully current. Based upon the assessment of our collateral position, we evaluate most of these relationships on an "enterprise value" basis and expect to locate and install a new operator to run the business and reduce the debt. For credit that are collateral based, we anticipate that a substantial portion of the principal amount of delinquent loans would be collected upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing these loans will be adequate in the event of foreclosure.

     We monitor delinquent loans for possible exposure to loss, by analyzing various factors, including the value of the collateral securing the loan and the borrower's prior payment history. Under the 1940 Act, the loan portfolio must be recorded at fair value or "marked-to-market." Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. Since no ready market exists for this portfolio, fair value is subject to the good faith determination of management and the approval of the Board of Directors. Because of the subjectivity of these estimates, there can be no assurance that, in the event of a foreclosure or the sale of portfolio loans, we would be able to recover the amounts reflected on the balance sheet.

     In determining the value of the portfolio, management and the board of directors may take into consideration various factors such as the financial condition of the borrower and the adequacy of the collateral. For example, in a period of sustained increases in market rates of interest, management and the Board of Directors could decrease its valuation of the portfolio if the portfolio consists primarily of fixed-rate loans. Valuation procedures are designed to generate values which approximate the value that would have been established by market forces and are therefore subject to uncertainties and variations from reported results. Based upon these factors, net unrealized depreciation on investments is determined, or the amount by which our estimate of the current realizable value of our portfolio is below our cost basis.

     The following table sets forth the changes in the Company's unrealized appreciation (depreciation) on investments for the periods indicated:

----------------------------------------------------------------------------------------------------------------------
                                                                                                Equity
                                                                                 Loans     Investments           Total
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                                 ($2,164,292)   $  4,853,976    $  2,689,684
Increase in unrealized:
   Appreciation on investments                                                      --      12,966,343      12,966,343
   Depreciation on investments                                              (7,208,586)       (208,853)     (7,417,439)
Reversals of unrealized appreciation (depreciation) related to realized:
   Gains on investments                                                             --     (18,197,295)    (18,197,295)
   Losses on investments                                                       388,825              --         388,825
                                                                           -------------------------------------------
Balance, December 31, 1999                                                  (8,984,053)       (585,829)     (9,569,882)
Increase in unrealized:
   Appreciation on investments                                                 412,807         200,000         612,807
   Depreciation on investments                                                (636,367)        (20,767)       (657,134)
Reversals of unrealized appreciation (depreciation) related to realized:
   Gains on investments                                                         (2,573)        (15,981)        (18,554)
   Losses on investments                                                     2,221,396              --       2,221,396
                                                                           -------------------------------------------
Balance, December 31, 2000                                                  (6,988,790)       (422,577)     (7,411,367)
Increase in unrealized:
   Appreciation on investments                                                      --       2,937,051       2,937,051
   Depreciation on investments                                              (6,495,139)       (915,492)     (7,410,631)
Reversals of unrealized appreciation (depreciation) related to realized:
   Gains on investments                                                         (3,155)             --          (3,155)
   Losses on investments                                                     3,862,449         450,014       4,312,463
   Other                                                                        (1,669)         76,256          74,587
                                                                           -------------------------------------------
Balance, December 31, 2001                                                 ($9,626,304)   $  2,125,252    ($ 7,501,052)
======================================================================================================================

     The following table presents credit-related information for the investment portfolios as of December 31:

---------------------------------------------------------------------------------------------------------------------
                                                                                2001            2000            1999
---------------------------------------------------------------------------------------------------------------------
Total loans
Medallion loans                                                         $252,674,634    $299,302,548    $ 321,900,869
Commercial loans                                                         199,328,787     212,721,373      165,653,933
                                                                        ---------------------------------------------
Total loans                                                              452,003,421     512,023,921      487,554,802
Equity investments /(1)/                                                   3,591,962       2,129,685        2,012,394
                                                                        ---------------------------------------------
Total loans and equity investments                                      $455,595,383    $514,153,606    $ 489,567,196
=====================================================================================================================
Realized losses (gains) on loans and equity investments
Medallion loans                                                         $     24,869    $         --    $          --
Commercial loans                                                           3,489,075       2,663,082          540,698
                                                                        ---------------------------------------------
Total loans                                                                3,513,944       2,663,082          540,698
Equity investments                                                          (498,798)      1,220,758      (23,085,715)
                                                                        ---------------------------------------------
Total realized losses (gains) on loans and equity investments:          $  3,015,146    $  3,883,840    ($ 22,545,017)
=====================================================================================================================
Net unrealized depreciation (appreciation) on Investments
Medallion loans                                                         $  2,019,155    $         --    $          --
Commercial loans                                                           7,607,149       6,988,790        8,984,053
                                                                        ---------------------------------------------
Total loans                                                                9,626,304       6,988,790        8,984,053
Equity investments                                                        (2,125,252)        422,577          585,829
                                                                        ---------------------------------------------
Total net unrealized depreciation (appreciation) on investments         $  7,501,052    $  7,411,367    $   9,569,882
=====================================================================================================================
Realized losses (gains) as a % of average balance outstanding
Medallion loans                                                                 0.01%           0.00%            0.00%
Commercial loans                                                                1.72            1.39             0.40
Total loans                                                                     0.74            0.54             0.13
Equity investments                                                            (21.55)          49.57          (200.20)
Net investments                                                                 0.63            0.79            (5.27)
---------------------------------------------------------------------------------------------------------------------
Unrealized depreciation (appreciation) as a % of balance outstanding

Medallion loans                                                                 0.80%           0.00%            0.00%
Commercial loans                                                                3.82            3.29             5.42
Total loans                                                                     2.02            1.42             2.16
Equity investments                                                            (59.17)          19.84            29.11
Net investments                                                                 1.65            1.44             1.95
=====================================================================================================================

/(1)/ Represents common stock and warrants held as investments.
--------------------------------------------------------------------------------

     Investment Activity

     The following table sets forth the components of investment activity in the investment portfolio for the periods indicated:

-------------------------------------------------------------------------------
                                                   Year Ended December 31,
                                            -----------------------------------
(Dollars in thousands)                           2001         2000         1999
-------------------------------------------------------------------------------

Net investments at beginning of period      $ 514,154    $ 489,567    $ 408,208
Investments originated                        134,753      197,512      303,335
Repayments of investments                    (188,562)    (170,084)    (231,290)
Net increase in unrealized appreciation
   (depreciation)                                (140)       2,159      (12,260)
Net realized gains (losses)                    (3,015)      (3,884)      22,545
Amortization of origination costs              (1,595)      (1,116)        (971)
                                            -----------------------------------
Net (decrease) increase in investments        (58,559)      24,587       81,359
                                            -----------------------------------
Net investments at end of period            $ 455,595    $ 514,154    $ 489,567
===============================================================================

     Investment Strategy

     Our core philosophy has been "In niches there are riches." We try to identify markets that are profitable and where we can be an industry leader. Core lending areas include medallion lending, automobile lending (taxicabs and limousines only), SBA 7(a) guaranteed loans through an extensive network of preferred lending offices, and asset-based financing. Additionally, we lend to small businesses that meet our overall credit criteria of strong collateral values and personal ability to repay the debt. In all lending divisions, we look to focus on making secured loans to achieve favorable yield to risk profiles and below average losses. In addition to increasing market share in existing lending markets and identifying new niches, we seek to acquire specialty finance companies that make secured loans to small businesses which have experienced historically low loan losses similar to our own. Since the initial public offering in May 1996, eight specialty finance companies, three loan portfolios, and three taxicab roof top advertising companies have been acquired.

     Marketing, Origination and Loan Approval Process

     We employ 32 loan originators to originate medallion and commercial loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower's credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each applicant is required to provide personal and corporate tax returns, premises leases, and/or property deeds. Senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans must be approved by the Chief Executive Officer and/or the Chief Credit Officer. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms.

TAXICAB ROOFTOP ADVERTISING

     Medallion Taxi Media, Inc. (Media) provides taxicab rooftop advertising, which is a relatively undeveloped segment of the out-of-home advertising industry. Out-of-home advertising includes:

     .    Traditional outdoor advertising, such as billboards and posters;

     . Transit advertising, such as taxicabs, buses, bus shelters, subway, commuter train and airport advertising; and

     .    In-store point-of-sale advertising.

     Media currently provides taxicab rooftop advertising in over 30 major cities and has the leading market share in New York, Los Angeles, Philadelphia, Dallas and Baltimore/Washington DC. Media's goal is to become the leading national provider of taxicab rooftop advertising by establishing a presence in additional major US metropolitan markets. As of December 31, 2001, we had approximately 10,000 installed displays in the United States, 1,000 installed displays in Japan and 6,000 installed racks inside of taxicabs in Japan.

     Media was organized in November 1994 and since that time the business has grown rapidly. Generally, Media enters into agreements with taxicab associations, fleets, or individuals to lease taxicab rooftop space for five-year terms. Media has added an additional 1,700 displays to the original number under contract in New York City for a total of over 3,200. In July 2001, Media acquired certain assets and assumed certain liabilities of Medallion Media Japan Ltd. (MMJ), a taxi advertising operation similar to those operated by Media in the US, which has advertising rights on approximately 7,000 cabs (1,000 rooftop displays and 6,000 interior racks) serving various cities in Japan. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the next three years. MMJ accounted for approximately 8% of Media's consolidated revenue during 2001.

     During 2001, Media operations were constrained by a very difficult advertising environment compounded by the rapid expansions of taxi tops inventory that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue. A substantial portion of Media's revenues in 2001 arose from the realization of amounts that had been paid for and deferred from prior periods. Media is actively pursuing new sales opportunities including an expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights, to better align ongoing revenues and expenses and to maximize cash flow from operations. In October 2002, Media's contract with one of its fleets expires and will be up for renewal. If the contract is not renewed with Media, and is put out to bid, Media has a right of first refusal to match any bids on this contract, which currently covers approximately 1,500 taxitops. If Media is able to retain this contract, it would likely be for a greater cost than the current contract which Media anticipates, but cannot guarantee, would be passed through to the advertising customers through higher rates. If the contract is not renewed, Media anticipates that the advertising would be moved to other markets that currently have available tops capacity and that the physical tops would be inventoried for future use.

     Media attaches each display to the rooftop of a taxicab and performs all ongoing display maintenance and repair. The display remains our property. The display serves as a platform or frame for advertising copy, which is preprinted on vinyl sheets with adhesive backing and provided by the advertiser. The advertising copy adheres to the display and is illuminated whenever the taxicab is in operation. The vinyl sheet is durable and is generally left on the display for up to 90 days. The advertising copy is replaced at the advertiser's discretion and cost when advertising campaigns change. The standard size of the vinyl advertising copy, 14 inches high and 48 inches long, was designed to be proportionally similar to "bulletins" or "billboards" to permit advertisers to conveniently translate billboard copy to display copy. Racks are attached to the interior of the passenger compartment of the taxicab and are likewise filled with promotional materials, typically provided by the advertiser.

     The displays are marketed to advertising agencies and outdoor advertising buying agencies. Advertising contracts generally vary from 30 days to one year and provide for monthly payments by the advertiser. The following is a sample of Media's advertising accounts in 2001:

     .    Armani Exchange
     .    Versace
     .    Cabaret
     .    Continental Airlines
     .    Aldo Shoes
     .    H & M
     .    Old Navy
     .    French Connection
     .    Disney's The Lion King on Broadway
     .    The Full Monty
     .    Rent
     .    Hard Rock Cafe
     .    Citibank
     .    Wall Street Journal
     .    Macy's.com
     .    Fossil
     .    Lexus
     .    Ann Taylor

     We believe that there are growth opportunities within our existing markets because only approximately 40% of New York City taxicabs, and less than 10% of taxicabs nationwide, have rooftop advertising. In addition, we believe that our growth will be facilitated by our reputation and relationship within the taxicab industry and because our arrangement with the taxicab owners provides them with incremental income. Media's growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from September 11th and the economic downturn, which has resulted in operating losses and reduced cash flow, as well as restrictions on funding that can be provided by the Company in accordance with the terms of its bank loans. Media has developed an operating plan to fund only necessary operations out of available cash flow and to escalate its sales activities to generate new revenues. Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historical levels.

SOURCES OF FUNDS

     Overview

     We have historically funded our lending operations primarily through credit facilities with bank syndicates and, to a lesser degree, through fixed-rate, senior secured notes and long-term subordinated debentures issued to or guaranteed by the SBA. The determination of funding sources is established by our management, based upon an analysis of the respective financial and other costs and burdens associated with funding sources. Our funding strategy and interest rate risk management strategy is to have the proper structuring of debt and to minimize both rate and maturity risk, while maximizing returns with the lowest cost of funding over an intermediate period of time.

     The table below summarizes our cash levels and borrowings as of December 31, 2001, and should be read in conjunction with Note 6 of the consolidated financial statements:

-------------------------------------------------------------------------
(Dollars in thousands)                                             Total
-------------------------------------------------------------------------
Cash                                                             $ 25,409
Bank loans /(1)/                                                  318,000
Amounts outstanding                                               233,000
Average interest rate                                                5.30%
Maturity                                                       11/01-6/02
SBA debentures /(2)/                                             $ 93,360
Amounts undisbursed                                                49,515
Amounts outstanding                                                43,845
Average interest rate                                                6.96%
Maturity                                                      12/02-12/11
Senior secured notes /(3)/                                       $ 45,000
Average interest rate                                                7.35%
Maturity                                                        6/04-9/04
-------------------------------------------------------------------------
Total cash and amounts available from the SBA                    $ 74,924
=========================================================================
Total debt outstanding                                           $321,845
=========================================================================

     /(1)/ Subsequent to December 31, 2001, the agreements providing the bank loans for the Company and MFC were amended to (a) provide, with respect to the Company bank loans, for a May 15, 2002 maturity date, with commitment reductions to approximately $76,000,000, $71,000,000, and $61,000,000 on March 1, 2002, April 1, 2002 and May 1, 2002 (b)
         provide, with respect to the MFC line of credit, for a June 28, 2002 maturity date (subject to conversion of amounts outstanding on June 28, 2002 into a one year term loan), with a commitment reduction to $150,000,000 on April 1, 2002.

     /(2)/ The remaining amounts under the approved commitment from the SBA may be drawn down over a five year period ending May, 2006, upon submission of a request for funding by the Company and its subsequent acceptance by the SBA.

     /(3)/ In connection with the maturity of the revolving line described in
          (1) above, the terms of the senior secured notes were renegotiated on March 29, 2002, generally providing for $13,000,000 of principal payments, due in April, 2002 higher levels of interest, and accelerated final maturities to June 30, 2003 from June and September 2004 (as well as required scheduled amortization and asset sales)
--------------------------------------------------------------------------------

     We fund our fixed-rate loans with variable-rate bank debt and fixed-rate senior secured notes and SBA debentures. The mismatch between maturities and interest-rate sensitivities of these balance sheet items results in interest rate risk. We seek to manage our exposure to increases in market rates of interest to an acceptable level by:

     .    Originating adjustable rate loans;

     .    Incurring fixed-rate debt; and

     . Purchasing interest rate caps to hedge a portion of our variable-rate debt against increases in interest rate.

     Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussions of our funding sources and asset and liability management strategy, see Asset/Liability Management on page 28.

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

     To avoid a 4% nondeductible federal excise tax on undistributed income and capital gains, we must distribute (or be deemed to have distributed) by December 31st of each year: (1) at least 98% of our ordinary income for such year; (2) at least 98% of our capital gain net income (which is the excess of our capital gain over our capital loss and is generally computed on the basis of the one-year period ending on October 31st of such year); and (3) any amounts that were not distributed in the previous calendar year and on which no income tax has been paid.

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

     If we satisfy these requirements, neither the investment company taxable income we distribute to stockholders nor any net capital gain distributed to our stockholders would be subject to federal income tax. However, any investment company taxable income and/or net capital gains retained by us would be subject to federal income tax at regular corporate income tax rates. However, we may designate retained net long-term capital gains as "deemed distributions" and pay a tax on this for the benefit of our stockholders. We currently intend to continue distributing substantially all of our investment company taxable income to our stockholders for each taxable year and may or may not distribute any capital gains.

     If we acquire debt obligations that were originally issued at a discount, or bear interest rates that do not call for payments at fixed rates (or certain "qualified variable rates") at regular intervals over the life of the obligation, we will be required to include, as interest income, in each year, a portion of the "original issue discount" that accrues over the life of the obligation regardless of whether we receive the income, and we will be obligated to make distributions accordingly. If this were to occur, we may borrow funds or sell assets to meet the distribution requirements. However, the 1940 Act prohibits us from making distributions to stockholders while senior securities are outstanding unless we meet certain asset coverage requirements. If we are unable to make the required distributions, we may be subject to the nondeductible 4% excise tax or we may fail to qualify as a RIC. In addition, the SBA restricts the amount of distributions to the amount of undistributed net realized earnings less the allowance for unrealized loan losses (which in our case includes unrealized depreciation).

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

     If we choose to retain and pay tax on any net capital gain rather than distribute such gain to our stockholders, we will designate such deemed distribution in a written notice to stockholders within 60 days after the close of the taxable year. Each stockholder would then be treated, for federal income tax purposes, as if we had distributed to such stockholder, on the last day of its taxable year, the stockholder's pro rata share of the net long-term capital gain retained by us and the stockholder had paid its pro rata share of the taxes paid by the us and reinvested the remainder in us.

     In general, any loss upon a sale or exchange of common stock by a stockholder who has held the stock for six months or less (after applying certain holding period rules) will be treated as long-term capital loss to the extent that distributions from us are required to be treated by the stockholder as long-term capital gains.

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

     We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock (collectively, "senior securities," as defined under the 1940 Act) senior to the shares of common stock if the asset coverage of the indebtedness and all senior securities is at least 200% immediately after the issuance. Subordinated SBA debentures guaranteed by or issued to the SBA by our RIC subsidiaries are not subject to this asset coverage test. In addition, while senior securities are outstanding, provisions must be made to prohibit the declaration of any dividend or other distribution to stockholders (except stock dividends) or the repurchase of securities or shares unless we meet the applicable asset coverage ratios at the time of the declaration of the dividend or distribution or repurchase after deducting such dividend, distribution or purchase price.

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

          (b) Is not an investment company other than an SBIC wholly-owned by the BDC; and

          (c)  Satisfies one or more of the following requirements:

               (i) The issuer does not have a class of securities with respect to which a member of a national securities exchange broker or dealer may extend margin credit; or

               (ii)The issuer is controlled by a BDC, such BDC exercises a controlling influence over the issuers management as a result of such control, and the BDC has an affiliated person serving as a director of issuer;

               (iii) The issuer has total assets of not more than $4 million and capital and surplus (shareholders' equity less retained earnings) of not less than $2 million, or such other amounts as the Securities and Exchange Commission may establish by rule, regulation; or order; or

               (iv) Issuer meets such other criteria as the Commission may establish from time to time by rule;

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

REGULATION BY THE SBA

     MFC, MCI, and FSVC each operate as a Small Business Investment Company
(SBIC). The Small Business Investment Act of 1958 (SBIA) authorizes the organization of SBICs as vehicles for providing equity capital, long term financing and management assistance to small business concerns. The SBIA and the SBA Regulations define a "small business concern" as a business that is independently owned and operated, which does not dominate its field of operation and which (i) has a net worth, together with any affiliates, of $18.0 million or less and average annual net income after U.S. federal income taxes for the preceding two years of $6.0 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfies alternative criteria under SBA Regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenues. In addition, at the end of each year, at least 20% of the total amount of loans made after April 25, 1994 must be made in "smaller businesses" which have a net worth of $6.0 million or less and average net income after federal income taxes for the preceding two years of $2.0 million or less. SBA Regulations also prohibit an SBIC from providing funds to a small business concern for certain purposes, such as relending and reinvestment.

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

     Under current SBA Regulations, the maximum rate of interest that MFC may charge may not exceed the higher of (i) 19% and (ii) the sum of (a) the higher of (I) that company's weighted average cost of qualified borrowings, as determined under SBA Regulations, or (II) the current SBA debenture rate, plus
(b) 11%, rounded to the next lower eighth of one percent. At December 31, 2001, the maximum rate of interest permitted on loans originated by the RIC Subsidiaries was 19%. At December 31, 2001, our outstanding medallion loans had a weighted average rate of interest of 8.88% and outstanding commercial loans had a weighted average rate of interest of 9.22%. Current SBA Regulations also require that each loan originated by an SBIC have a term of between 5 years and 20 years; loans to Disadvantaged Businesses may be for a minimum of four years. However, recent legislation enacted by the U.S. Congress and signed into law by the President on December 21, 2000, Public Law 106-554, amended the SBIA to define "long term" financing as "any period of time not less than one year." The effect of this statutory change is to eviscerate SBA's regulatory authority to require a minimum period of financing for a period of time longer than one year.

     The SBA restricts the ability of SBIC's to repurchase their capital stock, to retire their SBA debentures and to lend money to their officers, directors and employees or invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a "change of control" or transfers which would result in any person (or group of persons acting in concert) owning 10% or more of any class of capital stock of an SBIC. A "change of control" is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

     Under SBA Regulations, without prior SBA approval, loans by licensees with outstanding SBA leverage to any single small business concern may not exceed 20% of an SBIC's Regulatory Capital, as defined, however, under the terms of the respective conversion agreements with the SBA Regulations, MFC is authorized to make loans to Disadvantaged Borrowers in amounts not exceeding 30% of their respective Regulatory Capital.

     SBIC's must invest funds that are not being used to make loans in investments permitted under SBA Regulations. These permitted investments include direct obligations of, or obligations guaranteed as to principal and interest by, the government of the United States with a term of 15 months or less and deposits maturing in one year or less issued by an institution insured by the FDIC. The percentage of an SBIC's assets invested in this manner depends on, among other things, loan demand, timing of equity infusions and SBA funding and availability of funds under credit facilities.

     SBIC's may purchase voting securities of small business concerns in accordance with SBA Regulations. SBA Regulations prohibit SBIC's from controlling a small business concern except where necessary to protect an investment. SBA Regulations presume control when SBIC's purchase (i) 50% or more of the voting securities of a small business concern if the small business concern has less than 50 stockholders or (ii) more than 20% (and in certain situations up to 25%) of the voting securities of a small business concern if the small business concern has 50 or more stockholders.

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

EMPLOYEES

     As of December 31, 2001, the Company employed a total of 151 persons. The Company believes that its relations with all of its employees are good.

     ITEM 2. PROPERTIES

     The Company leases approximately 17,000 square feet of office space in New York City for its corporate headquarters under a lease expiring in June 2006 and leases a facility in Long Island City, New York, with approximately 6,000 square feet shared by back office operations and the Media division. The Company also leases office space for loan origination offices in Boston, MA, Chicago, IL, Hartford, CT, and Somers Point, NJ. Media leases space for sales and maintenance in New York, NY, New Orleans, LA, Boston, MA, Boca Raton, FL, San Diego, CA, Beltsville, MD, Dallas, TX , Houston, TX, and Los Angeles, CA. The Company does not own any real property. The Company believes that its leased properties, taken as a whole, are in good operating condition and are suitable for the Company's current business operations.

     ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are currently involved in various legal proceedings incident to the ordinary course of its business, including collection matters with respect to certain loans. The Company intends to vigorously defend any outstanding claims and pursue its legal rights. In the opinion of the Company's management and based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse effect on the Company's results of operations or financial condition.

     The acquisition of BLL in 1997 included an earnout provision to be paid to the sellers after three years. The Company provided a calculation of the earnout in 2001 to the sellers which they responded to in January 2002 claiming approximately $2,600,000 from the Company. The Company believes that this claim is without merit and intends to contest this vigorously, and expects to prevail in any arbitration settlement, although there can be no assurances, such that any settlement would not have a material, adverse impact on the Company's financial position and results of operations.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2001 fiscal year.

PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the Nasdaq National Market under the symbol "TAXI." Our common stock commenced trading on May 23, 1996. As of April 1, 2002, there were approximately 18,242,035 holders of record of the Company's common stock.

     On April 1, 2002, the last reported sale price of our common stock was $7.20 per share. The following table sets forth the range of high and low closing prices of the common stock as reported on the Nasdaq National Market for the periods indicated. Our common stock has historically traded at a premium to net asset value per share. There can be no assurance, however, that such premium will be maintained.

     The following table sets forth for the periods indicated the range of high and low closing prices for Medallion's common stock on the Nasdaq National
Market:

---------------------------------------------------------
2001                                    HIGH          LOW
---------------------------------------------------------
First Quarter                         $15.09       $ 8.52
Second Quarter                         13.54         8.46
Third Quarter                          10.98         7.67
Fourth Quarter                          9.52         6.90
2000
---------------------------------------------------------
First Quarter                         $19.00       $15.75
Second Quarter                         17.94        14.17
Third Quarter                          17.75        15.25
Fourth Quarter                         17.13        11.50
=========================================================

     We have distributed and currently intend to continue to distribute at least 90% of our investment company taxable income to our stockholders. Distributions of our income are generally required to be made within the calendar year the income was earned to maintain our RIC status; however, in certain circumstances distributions can be made up to a full calendar year after the income has been earned. Our Investment Company taxable income includes, among other things, dividends and interest reduced by deductible expenses. Our ability to make dividend payments is restricted by certain asset coverage requirements under the Investment Company Act and is dependent upon maintenance of our status as a RIC under the Code. Our ability to make dividend payments is further restricted by certain financial covenants contained in our credit agreements, which requires paydowns on amounts outstanding if dividends exceed certain amounts, and generally disallow any dividend until July 1, 2002, by SBA regulations and under the terms of the SBA debentures. We have adopted a dividend reinvestment plan pursuant to which stockholders may elect to have distributions reinvested in additional shares of common stock. When we declare a dividend or distribution, all participants will have credited to their plan accounts the number of full and fractional shares (computed to three decimal places) that could be obtained with the cash, net of any applicable withholding taxes, that would have been paid to them if they were not participants. The number of full and fractional shares is computed at the weighted average price of all shares of common stock purchased for plan participants within the 30 days after the dividend or distribution is declared plus brokerage commissions. The automatic reinvestment of dividends and capital gains distributions will not relieve plan participants of any income tax that may be payable on the dividends or capital gains distributions. Stockholders may terminate their participation in the dividend reinvestment plan by providing written notice to the Plan Agent at least 10 days before any given dividend payment date. Upon termination, we will issue to a stockholder both a certificate for the number of full shares of common stock owned and a check for any fractional shares, valued at the then current market price, less any applicable brokerage commissions and any other costs of sale. There are no additional fees or expenses for participation in the dividend reinvestment plan. Stockholders may obtain additional information about the dividend reinvestment plan by contacting the Plan Agent at 59 Maiden Lane, New York, NY 10038. There can be no assurances; however, that we will have sufficient earnings to pay such dividends in the future.

     ITEM 6. SELECTED FINANCIAL DATA

     Summary Consolidated Financial Data

     You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2001, 2000, and 1999. Financial information for the years ended December 31, 1998 and 1997, has been derived from audited financial statements. Prior year amounts have been restated to reflect the pooling of interests with FSVC.

-----------------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
(Dollars in thousands, except per share data)          2001           2000           1999           1998           1997
-----------------------------------------------------------------------------------------------------------------------
 Statement of Operations Data
 Investment income                              $    42,077    $    55,356    $    44,076    $    37,854    $    27,658
 Interest expense                                    25,485         28,944         20,988         16,967         10,864
                                             --------------------------------------------------------------------------
 Net interest income                                 16,592         26,412         23,088         20,887         16,794
 Equity in earnings (losses) of
   Media /(1)/                                       (3,375)          (421)          (214)         1,200            203
 Other income                                         2,105          3,378          2,247          1,663          1,087
 Gain on sale of loans                                1,511          2,814          3,014          2,316            336
 Accretion of negative goodwill                          --            351            722            722            722
 Operating expenses                                  17,099         22,909         17,470         13,696          6,590
 Amortization of goodwill                               653            540            530            506            368
 Income tax provision (benefit)                         (16)          (181)            49           (152)           930
                                             --------------------------------------------------------------------------
 Net investment income (loss)                          (903)         9,266         10,808         12,738         11,254
 Net realized gain (loss) on investments             (3,015)        (3,884)        22,545          1,291             78
 Net change in unrealized appreciation
   (depreciation) of investments /(2)/                 (140)         2,159        (12,259)         2,581          1,929
 Net increase (decrease) in net assets
   resulting from operations /(3)/                  ($4,058)   $     7,541    $    21,094    $    16,610    $    13,261
=======================================================================================================================
 Per Share Data
 Net investment income (loss)                        ($0.05)   $      0.64    $      0.74    $      0.87    $      0.88
 Net investment income (loss)
   adjusted for acquisition and
  other non-recurring charges /(4)/                   (0.03)          0.84           0.74           0.98           0.88
 Net increase (decrease) in net assets
   resulting from operations                          (0.24)          0.52           1.44           1.14           1.04
 Dividends declared per share /(5)/                    0.38           1.19           1.27           1.16           0.88
=======================================================================================================================
 Weighted average common shares outstanding
   Basic                                         16,582,179     14,536,942     14,515,660     14,461,276     12,621,301
   Diluted                                       16,582,179     14,576,183     14,620,437     14,591,045     12,769,394
=======================================================================================================================
 Balance Sheet Data
 Investments, net of unrealized
   depreciation on investments                  $   455,595    $   514,154    $   489,567    $   408,208    $   334,141
 Total assets                                       507,756        560,715        533,924        448,037        362,168
 Notes payable                                      233,000        305,700        195,450        120,600        138,750
 Senior secured notes                                45,000         45,000         45,000             --             --
 Subordinated SBA debentures                         43,845         21,360         22,770         55,360         53,540
 Commercial paper                                        --         24,066         93,984        103,082             --
 Total liabilities                                  332,732        412,982        376,263        292,490        206,306
 Negative goodwill                                       --             --            351          1,073          1,795
 Total shareholders' equity                         175,024        147,733        157,310        154,474        154,067
=======================================================================================================================

-----------------------------------------------------------------------------------------------------------------------
                                                                                Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                             2001       2000      1999      1998            1997
-----------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios And Other Data
Return on average assets /(6)/
  Net investment income (loss)                              (0.17%)     1.69%     2.20%     3.14%           3.81%
  Net increase (decrease) in net assets resulting from
  operations                                                (0.76)      1.38      4.30      4.10            4.49
  Net increase (decrease) in net assets resulting from
    operations adjusted for acquisition and other
    non-recurring charges /(4)/                             (0.76)      1.95      4.30      4.47            4.49
Return on average equity /(7)/
  Net investment income (loss)                              (0.56)      6.27      6.87      8.25            7.30
  Net increase (decrease) in net assets resulting from
  operations                                                (2.51)      4.94     13.53     10.77           11.28
  Net increase (decrease) in net assets resulting from
    operations adjusted for acquisition and other
    non-recurring charges /(4)/                             (2.51)      7.00     13.53     11.74           11.28
=======================================================================================================================
Weighted average yield /(8)/                                 8.71%     10.82%     9.91%     9.92%          10.20%/(13)/
Weighted average cost of funds /(9)/                         5.27       5.66      7.12      6.49            7.15/(13)/
Net interest margin, /(10)/                                  3.44       5.16      2.79      3.43            3.05/(13)/
Other income ratio /(11)/                                    0.43       0.66      0.46      0.41            0.33
Operating expense ratio /(12)/                               3.20       4.09      3.27      3.06            1.82
As a percentage of total investment portfolio
Medallion loans                                             55.46%     58.21%    65.75%    70.10%/(13)/    72.13%/(13)/
Commercial loans                                            43.75      41.37     33.84     27.10/(13)/     25.48/(13)/
Equity investments                                           0.79       0.41      0.41      2.80            2.24
=======================================================================================================================
Investments to assets /(14)/                                89.73%     91.70%    91.69%    91.11%          92.26%
Equity to assets /(15)/                                     34.47      26.35     29.46     34.48           42.54
Debt to equity /(16)/                                      183.89     268.14    227.07    180.64          124.81
=======================================================================================================================

/(1)/ Equity in earnings (losses) of unconsolidated subsidiary represents the net income (loss) for the period indicated from the Company's investment in Media.
/(2)/ Change in unrealized appreciation (depreciation) of investments represents the increase (decrease) for the period in the fair value of the Company's investments.
/(3)/ Net increase in net assets resulting from operations is the sum of net investment income, realized gains or losses on investments and change in unrealized appreciation (depreciation) on investments.
/(4)/ The Company considers net investment income before acquisition and other non-recurring charges to be a more appropriate measure of operating performance; consequently, this calculation represents net investment income plus acquisition-related and other non-recurring charges of $396,000 in 2001, $3,140,000 in 2000, and $1,494,000 in
          1998, divided by weighted average diluted common shares outstanding.
/(5)/ Includes $0.09 per share dividend declared on December 21, 2001 and paid on January 14, 2002 to shareholders of record as of December 31, 2001 and $0.36 per share declared on November 17, 2000 and paid on January 12, 2001 to shareholders of record as of December 8, 2000.
/(6)/ Return on average assets represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations, for the period indicated, divided by average total assets.
/(7)/ Return on average equity represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations, for the period indicated, divided by average shareholders' equity.
/(8)/ Weighted average yield on the investment portfolios for 2001 and 2000, and end of period yield representing the end of the year weighted average interest rate on investments for 1999, 1998, and 1997.
/(9)/ Weighted average cost of funds on the investment portfolios for 2001 and 2000, and end of period cost of funds representing the end of the year weighted average interest rate on debt for 1999, 1998, and 1997.
/(10)/ Net interest margin represents weighted average yield less weighted average cost of funds.
/(11)/ Other income ratio represents other income for the year indicated, divided by average interest earning assets.
/(12)/ Operating expense ratio represents operating expenses for the year indicated, divided by average interest earning assets.
/(13)/    Does not include financial information for FSVC.
/(14)/    Represents total investments divided by total assets as of December
          31.
/(15)/ Represents total shareholders equity divided by total assets as of December 31.
/(16)/ Represents total debt (commercial paper, notes payable to banks, senior secured notes, and SBA debentures payable) divided by total shareholders' equity as of December 31.
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this section should be read in conjunction with Consolidated Financial Statements and Notes thereto for the years ended December 31, 2001, 2000, and 1999. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section.

Critical Accounting Policies

     The Securities and Exchange Commission ("SEC") has recently issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of the Company's consolidated financial statements requires estimates and assumption that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by the Company include valuation of loans, evaluation of the recoverability of accounts receivable and income tax assets, and the assessment of litigation and other contingencies. The Company's ability to collect accounts receivable and recover the value of its loans depends on a number of factors, including the financial conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary, in accordance with generally accepted accounting principles, to record net assets and liabilities at estimated realizable values. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2001, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements.

GENERAL

     We are a specialty finance company that originates and services loans that finance taxicab medallions and various types of commercial loans. We have a leading position in taxicab medallion financing. Since 1996, we have increased our medallion loan portfolio at a compound annual growth rate of 13% and our commercial loan portfolio at a compound annual growth rate of 37%. Our total assets under our management were approximately $737 million and have grown from $215 million at the end of 1996, a compound annual growth rate of 25%.

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

     The Company also invests in small businesses in selected industries through its subsidiary MCI. MCI's investments are typically in the form of secured debt instruments with fixed interest rates accompanied by warrants to purchase an equity interest for a nominal exercise price (such warrants are included in "Equity Investments"). Interest income is earned on the debt investments.

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

     Economic Conditions in New York City

     The terrorist attacks on New York City on September 11, 2001, created a tremendous amount of actual and collateral damage to the City, and to the people and businesses who live, work, and operate there. The slowdown in traffic, tourism, and other personal concerns resulted in initial operating problems for certain of our medallion individual and fleet customers. It also effected some of our commercial borrowers. The taxi top advertising business, many of whose ads are from Broadway shows, suffered short term contract cancellations from these and other customers which had a gross revenue impact of approximately $934,000 during 2001.

     The attacks also further exacerbated the recessionary trends which had become more apparent as 2001 unfolded. The effects of a general economic slowdown has impacted the Company as evidenced by an increase in delinquencies and nonperforming loans, increased prepayment activity as borrowers sought lower rate financing with the Company or other lenders, and stresses on medallion and other collateral values, primarily in Chicago, and by reduced levels of advertising in Media.

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

     The following table illustrates the Company's investments at fair value and the weighted average portfolio yields calculated using the contractual interest rates of the loans at the dates indicated:

-------------------------------------------------------------------------------------------------------
                                     December 31, 2001                      December 31, 2000
                            ---------------------------------------------------------------------------
                            Contractual                            Contractual
                               Weighted               Percentage      Weighted               Percentage
                                Average   Principal     of Total       Average   Principal     of Total
(Dollars In thousands)            Yield      Amount    Portfolio         Yield      Amount    Portfolio
-------------------------------------------------------------------------------------------------------
Medallion loan portfolio       8.88%       $252,675      55.4%         9.22%      $299,303      58.2%
Commercial loan portfolio      9.22         199,328      43.8         12.41        212,721      41.4
Equity investments               --           3,592       0.8            --          2,130       0.4
                                          ----------------------                 ----------------------
Total portfolio                9.04        $455,595     100.0%        10.56       $514,154     100.0%
=======================================================================================================

----------------------------------------------------------------
                                     December 31, 1999
                            ------------------------------------
                            Contractual
                               Weighted               Percentage
                                Average   Principal     of Total
(Dollars In thousands)            Yield      Amount    Portfolio
----------------------------------------------------------------
Medallion loan portfolio        8.91%      $321,901      65.8%
Commercial loan portfolio      11.69        165,654      33.8
Equity investments                --          2,012       0.4
                                          ----------------------
Total portfolio                 9.91       $489,567     100.0%
================================================================

     Portfolio Summary

     Total Portfolio Yield

     The weighted average yield of the total portfolio at December 31, 2001 was 9.04%, which is a decrease of 188 basis points from 10.56% at December 31, 2000. The decrease primarily reflects the reductions in the general level of interest rates in the economy, demonstrated by the reduction in the prime rate from 9.5% to 4.75% during the course of 2001. The total weighted average portfolio yield increased 65 basis points to 10.56% at December 31, 2000 from 9.91% at December 31, 1999. The increase in the total portfolio yield was due to the increased yield on the commercial loan portfolio and the shift in the composition of the portfolio to an increased percentage of commercial loans. The Company expects to try to continue increasing both the percentage of commercial loans in the total portfolio and the origination of floating and adjustable-rate loans and non-New York medallion loans.

     Medallion Loan Portfolio

     The Company's loans comprised 55% of the total portfolio of $455,595,000 at December 31, 2001, compared to 58% of the total portfolio of $514,154,000 at December 31, 2000 and 66% of the total portfolio of $489,567,000 at December 31, 1999. The medallion loan portfolio decreased by $46,628,000 or 16% in 2001, reflecting a decrease in medallion loan originations, principally in New York City, Chicago, and Boston, and the Company's execution of participation agreements with third parties for $93,784,000 of low yielding New York medallion loans. The Company retains a portion of these participating loans and earns a fee for servicing the loans for the third parties.

     The weighted average yield of the medallion loan portfolio at December 31, 2001 was 8.88%, a decrease of 34 basis points from 9.22% at December 31, 2000, which was up 31 basis points from 8.91% at December 31, 1999. The decrease in yields at December 31, 2001 reflects the generally lower level of rates in the economy. The increased yield at December 31, 2000, primarily reflected the Company's expansion into markets outside of New York, which produce yields 100 to 300 basis points higher than loans originated in the New York medallion market, offset by the effects of continuing competition in the New York medallion market. At December 31, 2001, 19% of the medallion loan portfolio represented loans outside New York compared to 24% and 16% at year-end 2000 and 1999, respectively. Medallion continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

     Collateral Appreciation Participation Loans

     During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $29,800,000, of which $20,850,000 were syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral. During 2001, the effect of the economic downturn began to stress the value of Chicago taxi medallions, which accelerated as the year progressed. As a result, the Company determined that the previously recorded appreciation was no longer supported by current Chicago medallion prices, and therefore adjusted the carrying values down to their original face value of $8,950,000, which represented approximately 2% of its total investment portfolio. Additional interest income was reduced by $3,100,000 for 2001, compared to increases of $3,100,000 and $0 for 2000 and 1999, and is reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets. As a regulated investment company, the Company is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments. The Company feels that it has adequately calculated the fair market value on these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices. The loans are due in March 2005, but may be prepaid at the borrowers option. If that occurs, the Company expects to refinance the loans with the existing borrower, including the syndicated portion, at that time at the rates and terms prevailing at that time.

     Commercial Loan Portfolio

     Since 1997, the Company has continued to shift the total portfolio mix toward a higher percentage of commercial loans, which historically have had higher yields than its medallion loans. Commercial loans were 44% of the total portfolio at December 31, 2001 compared to 41% and 34% at December 31, 2000 and 1999, respectively. The commercial loan portfolio continued to experience strong growth in the asset-based lending portfolio and the mezzanine financing business, which was more than offset by the decline in the other commercial lending segments. The overall decline in the commercial lending business reflects the chargeoff of $3,778,000 of fully-reserved loans during 2001, and the slowdown in originations due to liquidity constraints during the first part of 2001.

     The weighted average yield of the commercial loan portfolio at December 31, 2001 was 9.22%, a decrease of 319 basis points from 12.41% at December 31, 2000, which was up 72 basis points from 11.69% at December 31, 1999. The decrease in 2001 and the increase in 2000 primarily reflected a shift in the mix within the commercial portfolio from fixed-rate loans to floating-rate or adjustable-rate loans tied to the prime rate, and the corresponding sensitivity of the yield to movements in the prime rate, which fell 475 basis points during 2001 after rising for much of 2000. The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. At December 31, 2001, floating-rate loans represented approximately 68% of the commercial portfolio compared to 69% and 52% at December 31, 2000 and 1999. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

     Equity Investments

     Equity investments were 0.8%, 0.4%, and 0.4% of Medallion's total portfolio at December 31, 2001, 2000, and 1999. Equity investments are comprised of common stock and warrants.

     Investment in and loans to Unconsolidated Subsidiaries

     The investment in unconsolidated subsidiaries represents the Company's investment in its taxicab advertising business, Media.

     Trend in Interest Expense

     The Company's interest expense is driven by the interest rate payable on its LIBOR-based short-term credit facilities with bank syndicates, long-term notes payable, fixed-rate, long-term debentures issued to or guaranteed by the SBA, and, to a lesser degree, secured commercial paper. As a result of the recent amendments to the bank lines of credit and senior secured notes, the Company's cost of funds will increase in 2002 until the debts mature and are paid off. As noted above, the amendments entered into during 2002 to the Company's bank loans and senior secured notes involved changes, and in some cases increases, to the interest rates payable thereunder. In addition, during events of default, the interest rate borne on the bank loans is based upon a margin over the prime rate rather than LIBOR. The bank loans are priced on a grid depending on leverage and were at LIBOR plus 325 basis points for the Company and LIBOR plus 250 basis points for MFC as of April 1, 2002. The senior secured notes adjusted to 8.35% effective March 29, 2002, and thereafter adjust upwards an additional 50 basis points on a quarterly basis until maturity. In addition to the interest rate charges, $1,654,000 has been incurred through April 1, 2002 for attorneys and other professional advisors, most working on behalf of the lenders, which will be expensed over the remaining lives of the related debt outstanding.

     The Company's cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix and changes in the levels of average borrowings outstanding. The Company incurs LIBOR-based debt for terms generally ranging from 30-90 days. The Company's debentures issued to the SBA typically have initial terms of ten years. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related costs of funds for 2001, 2000, and 1999. Average balances have declined during 2001, primarily reflecting the initial use of the equity proceeds raised during 2001 for debt reductions and the growth in participations sold to other financial institutions to raise capital for debt reductions and other corporate purposes. The decline in the costs of funds reflects the trend of declining interest rates in the economy, partially offset by the switch from lower cost commercial paper to higher cost bank debt and related renewal expenses, and additional long-term SBA debt also at higher rates.

--------------------------------------------------------------------------------
                                                                      Percentage
                                                                       of Total
                            Average        Average        Interest     Interest
                            Balance     Cost of Funds     Expense      Expense
--------------------------------------------------------------------------------
December 31, 2001
Notes payable to banks   $283,963,077       6.91%       $19,626,805      77.0%
Senior secured notes       45,000,000       7.41          3,336,398      13.1
SBA debentures             30,814,615       7.54          2,322,702       9.1
Commercial paper            2,550,077       7.82            199,350       0.8
                         ------------                   ------------------------
Total                    $362,327,769       7.03        $25,485,255     100.0%
--------------------------------------------------------------------------------
December 31, 2000
Notes payable to banks   $180,711,538       7.77%       $14,034,234      48.5%
Commercial paper          135,564,188       7.25          9,827,886      34.0
Senior secured notes       45,000,000       7.31          3,287,459      11.4
SBA debentures             22,770,000       7.88          1,794,081       6.1
                         ------------                   ------------------------
Total                    $384,045,726       7.54        $28,943,660     100.0%
--------------------------------------------------------------------------------
December 31, 1999
Notes payable to banks   $131,219,231       6.97%       $ 9,143,232      43.6%
Commercial paper          123,143,074       5.82          7,171,459      34.2
SBA debentures             42,498,462       7.44          3,160,314      15.0
Senior secured notes       19,038,462       7.95          1,512,684       7.2
                         ------------                   ------------------------
Total                    $315,899,229       6.64        $20,987,689     100.0%
================================================================================

     The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under the SBIA and SBA regulations. Further, the Company believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt has generally decreased its interest expense, but has also increased the Company's exposure to the risk of increases in market interest rates, which the Company mitigates with certain hedging strategies. At December 31, 2001 and 2000, short-term LIBOR-based debt including commercial paper constituted 72%, and 82% of total debt, respectively.

     Taxicab Advertising

     In addition to its finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media's revenue is affected by: the number of taxicab rooftop advertising displays, currently showing advertisements, and the rate charged customers for those displays. At December 31, 2001, Media had approximately 10,000 installed displays in the US. The Company expects that Media will continue to expand its operations by entering new markets on its own or through acquisition of existing taxicab rooftop advertising companies. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company's operations because the Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies with investment companies.

     During 2001, Media's operations were constrained by a very difficult advertising environment compounded by the rapid expansions of tops inventory that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue. Also, a substantial portion of Media's revenues in 2001 arose from the realization of amounts that had been paid for and deferred from prior periods. Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights, to better align ongoing revenues and expenses, and to maximize cash flow from operations. Media's growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from September 11th and the economic downturn, which has resulted in operating losses and a drain on cash flow, as well as the limitation on funding that can be provided by the Company in accordance with the terms of the bank agreements. Media has developed an operating plan to fund only necessary operations out of available cash flow and to escalate its sales activities to generate new revenues. Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historical levels.

     In July 2001, Media acquired certain assets and assumed certain liabilities of MMJ, a taxi advertising operation similar to those operated by Media in the US, which has advertising rights on approximately 7,000 cabs (1,000 rooftop displays and 6,000 interior racks) servicing various cities in Japan. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the next three years.

     Factors Affecting Net Assets

     Factors that affect the Company's net assets include, net realized gain or loss on investments and change in net unrealized appreciation or depreciation of investments. Net realized gain or loss on investments is the difference between the proceeds derived upon sale or foreclosure of a loan or an equity investment and the cost basis of such loan or equity investment. Change in net unrealized appreciation or depreciation of investments is the amount, if any, by which the Company's estimate of the fair value of its investment portfolio is above or below the previously established fair value or the cost basis of the portfolio. Under the 1940 Act and the SBIA, the Company's loan portfolio and other investments must be recorded at fair value.

     Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of our loan portfolio to reflect the Company's estimate of the current value of the total loan portfolio. Since no ready market exists for the Company's loans, fair value is subject to the good faith determination of the Company. In determining such fair value, the Company and its Board of Directors takes into consideration factors such as the financial condition of its borrowers and the adequacy of its collateral. Any change in the fair value of portfolio loans or other investments as determined by the Company is reflected in net unrealized depreciation or appreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income.

     Consolidated Results of Operations

     For the Years Ended December 31, 2001 and 2000
     ----------------------------------------------

     Net assets resulting from operations of ($4,058,000) or ($0.24) per common share, decreased $11,599,000 from $7,541,000 or $0.52 per share in 2000, reflecting decreased net interest and non interest income, and higher levels of net realized/unrealized losses on the investment portfolios, partially offset by reduced operating expenses.

     Included in the results for 2001 were charges of $11,500,000 primarily relating to valuation assessments the Company made in regards to the future realizability of asset values in light of the September 11, 2001 terrorist attacks and their impact on New York City and the Company's operations, compounded by the recessionary forces battering the economy, including the sharp reduction in interest rates and their effect on prepayment levels. The charges included $3,300,000 to increase unrealized depreciation to reflect the impact of the economic forces on delinquency trends, reduced payment levels, and collateral values; $3,100,000 to writedown the value of collateral appreciation participation loans to reflect recent transaction activity in Chicago medallions; $2,050,000 to reflect acceleration in the deterioration in the prepayment speeds on the Company's servicing asset receivable; $1,350,000 to reserve against the risks of future realization of previously recorded deferred tax benefits related to Media's operations; $1,150,000 related to additional bank charges for new amendments to our borrowing agreements and higher pricing; and $550,000 related to the write-off of previously capitalized transaction costs that are no longer expected to close. Likewise, 2000 results included one-time charges of $3,140,000 related to acquisition-related matters ($1,804,000), the termination of certain capital markets activities ($801,000), and the costs of amending our borrowing agreements with our bank group ($535,000), fully offset by income of $3,100,000 reflecting the write-up in the value of collateral appreciation participation loans. Excluding the impact of these charges, 2001 net increase in net assets resulting from operations was $7,442,000 or $0.45 per share, a decrease of $139,000 or 2% compared to 2000.

     Investment income was $42,077,000, down $13,279,000 or 24% from $55,356,000 in 2000. The decrease compared to 2000 primarily reflected the $6,200,000 swing in values of the collateral appreciation participation loans from early 2000 to late 2001, as well as lower yields on the portfolio primarily due to the lower interest rate environment in 2001, a decreased level of loans, and a higher level of nonaccrual loans. Total net investments at year end were $462,253,000, down $53,757,000 or 10% from 2000.

     The yield on the total portfolio during 2001 was 9.04%, compared to 10.82% for 2000, a decline of 178 basis points. The 2001 decrease primarily reflected the reduction in additional interest income related to the collateral appreciation loans and the series of rate drops initiated by the Federal Reserve bank during late 2000 and continuing through 2001, which reduced the prime lending rate by 475 basis points. Adjusted for the effects of the additional income recorded on the collateral appreciation participation loans, the yields were 9.35% and 10.21% for 2001 and 2000, respectively, a decline of 86 basis points. Partially offsetting the decreased yield was the continuing movement of portfolio composition towards higher-yielding commercial loans from lower-yielding medallion loans. Commercial loans represented 44% of the investment portfolio at December 31, 2001, compared to 41% at December 31, 2000. Yields on medallion loans were 8.88% at yearend, compared to 9.22% at yearend 2000, and yields on commercial loans were 9.22% compared to 12.41% for 2000.

     Medallion loans were $252,675,000 at yearend, down $46,628,000 or 16% from $299,303,000 at the end of 2000, reflecting reductions in most markets. The commercial loan portfolio was $199,329,000 at yearend, compared to $212,721,000, for 2000 a decrease of $13,392,000 or 6%, reflecting reductions in all commercial lending categories except asset-based receivable lending which increased $10,835,000 or 25%. In general, the decrease in the loan portfolios was a result of the bank lenders requiring the Company to reduce the level of outstandings in the revolving lines of credit.

     During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral. During 2001, the effect of the economic downturn began to stress the value of Chicago taxi medallions, which accelerated as the year progressed. As a result the Company determined that the previously recorded appreciation was no longer supported by current Chicago medallion prices, and therefore adjusted the carrying values down to their original face value of $8,950,000, which represented approximately 2% of its total investment portfolio. Additional interest income was reduced $3,100,000 for 2001, compared to an increase of $3,100,000 for 2000, and is reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets.

     Interest expense was $25,485,000 in 2001, down $3,459,000 or 12% from $28,944,000 in 2000, primarily reflecting a switch from lower cost commercial paper to higher cost bank debt and SBA debentures, and higher bank fees and charges related to the renewals and amendments of the bank loans, partially offset by lower rates and lower average balances outstanding. The Company's borrowings from its bank lenders generally were repriced during the year as a result of the negotiations and amendments to the bank facilities. The impact of all of this was to increase the Company's cost of funds by $3,592,000 or 109 basis points. Outstanding balances under all financing arrangements decreased $74,281,000 or 19% during 2001 to $321,845,000 from $396,126,000 in 2000. The
Company's debt is primarily tied to floating rate indexes, which rose during most of 2000, and began declining thereafter. The Company's average cost of funds was 7.03% in 2001, compared to 7.54% a year ago, a decrease of 51 basis points. Approximately 72% of the Company's debt is short-term and floating rate, compared to 82% a year ago. See page 23 for a table which shows average balances and cost of funds for the Company's funding sources.

     Net interest income was $16,592,000, and net interest margin was 3.43% in 2001, down $9,820,000 or 37% from $26,412,000 or 5.16% in 2000, primarily reflecting the $6,200,000 difference in additional interest income on the collateral appreciation participation loans and the decreases in yields and balances in the loan portfolio, partially offset by lower borrowing costs associated with reduced levels of borrowings at lower rates of interest. The net interest margin was 4.08% in 2001, compared to 4.56% in 2000, adjusted for the impact of the additional interest on the collateral appreciation participation loans.

     Noninterest income was $241,000 in 2001, down $5,880,000 or 96% from $6,121,000 in 2000. The Company had gains on the sale of the guaranteed portion of SBA 7(a) loans of $1,511,000 in 2001, down $1,303,000 or 46% from $2,814,000 in 2000. During 2001, $25,644,000 of loans were sold under the SBA program compared to $51,100,000 during 2000. The decline in gains on sale reflected a decrease in loans sold of $25,456,000 or 50%, partially offset by an increase in the level of market-determined premiums received on the sales. Negative goodwill was fully accreted during 2000, and accordingly, accretion was $0 in 2001, compared to $351,000 in 2000. Other income of $2,105,000 in 2001 was down $1,273,000 or 38% from $3,378,000 in 2000, primarily reflecting charges to revalue the servicing fee receivable by $2,171,000 in 2001, compared to $205,000 in 2000. The charges were primarily a result of substantial increases in prepayments on the serviced portfolio during 2001, resulting from the sharp decrease in interest rates, among other factors. Excluding the charges, other income which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income was up $1,004,000 or 28%.

     Also included in noninterest income was equity in earnings (losses) of unconsolidated subsidiary, which reflects the operations of the Media division of the Company in 2001. Media generated a net loss of $3,375,000 in 2001, an increase of $2,954,000 compared to a net loss of $421,000 for 2000. The decline in profits in 2001 reflected the charge of $1,500,000 to establish a reserve against the realizability of deferred tax benefits previously recorded due to changes in Media's tax situation and the greater costs associated with the rapid increase in tops under contract and cities serviced, which outpaced the increase in revenue. Advertising revenues were $13,250,000 in 2001, up $2,106,000 or 19% from $11,144,000 in 2000. Revenue in 2001 was reduced by approximately $934,000 related to contract cancellations resulting from the terrorist attacks in New York City. During 2001, Media exerted a greater effort to reduce the amount of deferred revenue by increasing capacity utilization, resulting in a drop of $4,699,000 in deferred revenue to $755,000 at year end 2001, compared to a year-ago. To the extent that Media cannot generate additional advertising revenue to replace the deferred revenue recorded in 2001, Media's results of operations may be negatively impacted. Also included in advertising revenue was $567,000 related to contracts that were cancelled in prior periods due to legislative changes and other factors. This revenue was recognized upon determination that Media had no further continued obligations under the contract. During 2001, vehicles under contract increased 300 or 3% to 10,200 from 9,900 a year ago. As a result of the substantial growth in tops inventory during the later part of 2000, Media's fleet payment costs and related operating expenses to service those tops increased in 2001 at a greater rate than the growth in revenue, resulting in lower profits in the 2001 periods compared to 2000. Media's results for 2001 also included losses of $294,000 related to foreign operations.

     Noninterest expenses were $17,752,000 in 2001, down $5,697,000 or 24% from $23,449,000 in 2000. Adjusting for the charges described above, the improvement in noninterest expense was $4,627,000 or 20%. Salaries and benefits expense of $9,421,000 was down $1,091,000 or 10% from $10,512,000 in 2000, primarily reflecting a 12% reduction in headcount. Professional fees of $2,260,000 were down $344,000 or 13% from $2,604,000 in 2000, and included the write-off in both periods of capitalized costs associated with certain financing transactions that are no longer being pursued. These write-offs equaled $396,000 in 2001 and $801,000 in 2000. Merger-related expense of $1,804,000 in 2000 reflected costs associated with the FSVC merger and the write-off of costs capitalized in connection with two acquisitions that were contracted in 2000, but which were subsequently terminated. Amortization of goodwill was $653,000 in 2001 compared to $540,000 a year-ago, and included the $116,000 write-off of all remaining goodwill related to the 1997 acquisition of BLL. Other operating expenses of $5,414,000 in 2001 were down $2,822,000 or 34% from $8,236,000 in 2000, primarily reflecting the continued cleanups of financial records and operations, and a general effort to control expenses.

     Net investment income after taxes was a loss of $903,000 in 2001, down $10,169,000 from net investment income of $9,266,000 in 2000, reflecting the results of operations described above. Excluding the impact of the unusual items previously mentioned, net investment income after taxes was $7,297,000, down $2,009,000 or 22% from 2000.

     Net unrealized depreciation on investments was $140,000 in 2001, compared to net unrealized appreciation of $2,159,000 for 2000, a decrease of $2,299,000. Unrealized appreciation/(depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written-off, any resulting realized gain/(loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2001 activity resulted from unrealized depreciation of $7,411,000 reflecting the recessionary impact on borrower operations and collateral values, and by the reversals of unrealized appreciation associated with sold investments, primarily equities, of $121,000, partially offset by the reversals of unrealized depreciation associated with investments fully written off, primarily fully depreciated loans which were charged off, of $4,455,000 and the increase in valuation of investments of $2,937,000, primarily in equity securities. The 2000 activity reflected the reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $2,221,000 and the increase in valuation of loans and equity portfolio securities of $613,000, partially offset by unrealized depreciation of $657,000 and by the reversals of unrealized appreciation associated primarily with sold equity investments of $18,000.

     Net realized loss on investments was $3,015,000 in 2001 compared to losses of $3,884,000 in 2000, primarily reflecting the charge-off of fully reserved commercial loans.

     The Company's net realized/unrealized loss on investments was $3,155,000 in 2001 compared to $1,725,000 for 2000, reflecting the above.

     For the Years ended December 31, 2000 and 1999
     ----------------------------------------------

     The 2000 year was a year of maturity for the Company as cumulative growing pains from prior years were addressed and the Company began a new commitment to operational and financial excellence. Steps taken included the resolution of the material weaknesses identified from the 1999 financial audit, the hiring of a strong new cadre of senior management, the initiating of a dialogue with the Company's lending syndicates as to borrowing conditions, and the reassessment of strategic initiatives both underway and anticipated in the future. As a result of this process, the Company recorded adjustments against net investment income of $3,100,000 reflecting a number of one-time adjustments relating to acquisition-related matters ($1,800,000), the termination of certain capital markets activities ($800,000), and the costs of amending our borrowing agreements with our bank group ($500,000).

     As reported, net increase in net assets resulting from operations was $7,500,000 or $0.52 per share in 2000, a decrease of $13,600,000 or 64% from
$21,100,000 or $1.44 per share in 1999, primarily reflecting the one-time adjustments described above and the impact of the Radio One, Inc. investment gain of $17,800,000 recorded in 1999 as a result of Radio One's initial public offering completed during the three months ended June 30, 1999. Adjusting for the effects of these unusual items, net increase in net assets resulting from operations was $10,700,000 or $0.73 per share in 2000, compared to $3,300,000 or $0.23 per share in 1999, an increase of $7,400,000 or 224%, reflecting increased net interest and non-interest income, complemented by a sharp reduction in net unrealized depreciation on investments, partially offset by an increase in operating expenses. Return on average assets and return on average equity for 2000 were 1.38% and 4.94% (1.95% and 7.00% adjusted for the unusual items), respectively, compared to 4.30% and 13.53% (0.68% and 2.14% adjusted for the Radio One investment gain) for 1999.

     Investment income was $55,400,000 in the year, up $11,300,000 or 26% from $44.1 million in 1999. The increase compared to 1999 reflected both the higher level of interest rates in the economy during 2000 and the increased level of loans, coupled with additional interest income recorded on the collateral appreciation participation loans. Net investments grew $24,600,000 or 5% to $514,200,000 in 2000 from $489,600,000 in 1999.

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

     Medallion loans were $299,300,000 at December 31, 2000, down $22,600,000 or 7% from $321,900,000 in 1999, primarily reflecting a reduction in New York City medallion loans, partly offset by increased medallion loans in other markets, especially in Chicago and Boston. The commercial loan portfolio was $212,700,000 at year-end, compared to $165,700,000 a year earlier, an increase of $47,100,000 or 28%. The increases were in most commercial lending categories, including $13,600,000 in the asset-based lending business and $8,600,000 in the SBA 7(a) lending program. The balance of the commercial loan increase was spread amongst many generic commercial lending categories, including restaurants, real estate, mezzanine financing, and other small business pursuits.

     During the 2000 first half, we originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions. In consideration for modifications from our normal taxi medallion lending terms, we offered loans at higher loan-to-value ratios, and we are entitled to earn additional interest income based upon any increase in the value of the taxi medallion collateral on the entire $29,800,000. The value of Chicago taxi medallions increased during 2000, and accordingly, additional interest of $3,100,000 was recorded as investment income for 2000.

     Interest expense was $28,900,000 in 2000, up $8,000,000 or 38% compared to 1999, primarily reflecting increased borrowing levels, coupled with the impact of an increased interest rate environment. During 2000, Medallion completed the leveraging of its equity base by essentially fully drawing down the existing bank lines of credit, resulting in an increase in debt outstanding of $39,000,000 or 11% to $396,100,000. The increase in average debt outstanding was $67,800,000, a 21% increase compared to 1999. In addition to the higher borrowing levels, Medallion's debt is primarily tied to floating rate indexes, which rose during most of 2000. As a result, the average cost of funds was 7.54% in 2000, compared to 6.64% in 1999, a 14% increase of 90 basis points. Approximately 83% of Medallion's debt is short-term and floating rate, up slightly from 81% in 1999.

     Net interest income was $26,400,000 for 2000, up $3.3 million or 14% from 1999, primarily reflecting the additional interest recorded on the collateral appreciation participation loans. Excluding those amounts, net interest income was up $200,000 or 1%, reflecting the relatively greater increase in the level of debt outstanding compared to the growth in the loan portfolio, coupled with a reduction in the net interest spread from the increase in borrowing costs which outpaced the increase in yield on the loan portfolio.

     Medallion had gains on the sale of the guaranteed portion of SBA 7(a) loans of $2,800,000 in 2000, down $200,000 or 7% from $3,000,000 in 1999. During 2000,
$51,100,000 of loans were sold under the SBA program compared to $53,800,000 million during 1999. The decline in gains on sale reflected a decrease in loans sold of $2,700,000 or 5%, along with a decrease in the level of market-determined premiums received on the sales. Equity in earnings (losses) of unconsolidated subsidiary reflects the operations of the Media division of Medallion. The losses of $400,000 in 2000 increased $200,000 from losses of $200,000 in 1999, and reflected the greater costs associated with the rapid increase in tops under contract and cities serviced, which outpaced the $1,300,000 or 13% increase in revenue. During 2000, vehicles under contract increased 3,500 or 55% to 9,900 from 6,400 in 1999. Negative goodwill was fully accreted during 2000, and accordingly, accretion of $400,000 in 2000 declined from $700,000 in 1999. Other income of $3,400,000 increased $1,200,000 from
$2,200,000 in 1999, primarily reflecting an increase of $600,000 in servicing fee income, as well as increases in prepayment fees, late charges, and other miscellaneous income.

     Non-interest expense was $23,400,000, up $5,400,000 or 30%, from $18,000,000 in 1999. Included in the amounts for 2000 were $1,100,000 of costs related to the FSVC acquisition, and write-offs of $900,000 for costs related to acquisitions that were terminated during the year, $500,000 of other costs associated with capital markets activities, $300,000 related to a spin-off of an operating division that was terminated, and $300,000 related to a postponed asset securitization. Excluding these amounts, non-interest expense was $20,300,000, up $2,300,000 or 13% from 1999. Salaries and benefits expense of $10,500,000 was up $900,000 or 9%, reflecting normal salary increases and the impact of new senior management hires. Professional fees of $2,600,000 were up $700,000 or 40% from $1,900,000 in 1999 (up $200,000 or 13% excluding the write-offs of certain of the costs described above), reflecting higher audit costs in 2000, and consultation on systems development and a variety of business development initiatives. Merger-related expense of $1,800,000 in 2000 reflects the costs associated with the FSVC merger and the write-off of costs capitalized in connection with two acquisitions that were contracted in 2000, but which were subsequently terminated. Amortization of goodwill was $500,000 in 2000, essentially unchanged from 1999. Administration and advisory fees were $100,000 in 2000, down $100,000 or 54% from $200,000 in 1999, reflecting the completion of the advisory services contract. Other operating expenses of $7,900,000 were up $2,200,000 or 38% (up $1,300,000 or 23% excluding the write-offs of certain of the costs described above) from $5,700,000 in 1999. The increase was generally spread among many operating areas of the Company, and included write-offs related to a general cleanup of operations, increased rent, and higher depreciation, advertising, bank charges, and miscellaneous other operating expenses.

     As reported, net investment income after taxes in 2000 was $9,300,000, down $1,500,000 or 14% from net investment income of $10,800,000 in 1999, reflecting the results of operations described above. Excluding the impact of the unusual items previously mentioned, net investment income after taxes was $12,400,000, up $1,600,000 or 15% from 1999.

     Net unrealized appreciation on investments was $2,200,000 in 2000, compared to net unrealized depreciation of $12,300,000 in 1999, an increase of $14,400,000. Unrealized appreciation/(depreciation) arises when Medallion makes valuation adjustments to the investment portfolio. When investments are sold or written-off, any resulting realized gain/(loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The increase in 2000 activity primarily resulted from the reversal of unrealized depreciation related to realized losses of $2,300,000 compared to 1999 activity which included the reversal of unrealized appreciation related to the Radio One gain in 2000 of $5,400,000, along with a net increase in unrealized depreciation of $6,900,000 in 1999.

     Net realized loss on investments in 2000 was $3,900,000, compared to a net gain of $22,500,000 in 1999, a decrease of $26,400,000. Most of the decrease related to the 1999 sale of Medallion's Radio One equity investment, which resulted in a realized gain of $23,100,000. Aside from Radio One, Medallion sold another equity investment in 2000, which resulted in a loss of

$1,300,000. The balance of the increase in 2000 of $2,000,000 represented the write-off of various commercial loans that had previously been fully written down through the quarterly valuation adjustment process

     Medallion's net realized/unrealized loss on investments in 2000 was $1,700,000, which primarily reflected losses on commercial loans, compared to a net realized/unrealized loss in 1999 of $7,500,000 (excluding the Radio One transaction) which primarily represented increased valuation allowances for commercial loans.

ASSET/LIABILITY MANAGEMENT

     Interest Rate Sensitivity

     The Company, like other financial institutions, is subject to interest rate risk to the extent its interest-earning assets (consisting of medallion loans and commercial loans) reprice on a different basis over time in comparison to its interest-bearing liabilities (consisting primarily of credit facilities with bank syndicates, senior secured notes, and subordinated SBA debentures).

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

     The Company's interest rate sensitive assets were $443,704,000 and interest rate sensitive liabilities were $487,285,000 at December 31, 2001. The one-year cumulative interest rate gap was negative $68,073,000 or 14% of interest rate sensitive assets.

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

     The following schedule of principal payments sets forth at December 31, 2001 the amount of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated. The principal amount of medallion loans and commercial loans are assigned to the time frames in which such principal amounts are contractually obligated to be paid. The Company has not reflected an assumed annual prepayment rate for medallion loans or commercial loans in this table.

----------------------------------------------------------------------------------------------------------------------------
                                           More Than   More Than   More Than   More Than   More Than
                                  Less      1 and       2 and       3 and       4 and       5 and
                                  Than     Less Than   Less Than   Less Than   Less Than   Less Than
(Dollars in thousands)           1 Year     2 Years     3 Years     4 Years     5 Years     6 Years    Thereafter   Total
----------------------------------------------------------------------------------------------------------------------------
Earnings Assets
Medallion and commercial        $ 57,990    $54,545     $84,300     $ 56,423    $ 20,274   $  1,887     $ 17,193    $292,612
fixed-rate loans
Variable-rate loans               82,847     10,509      12,011        4,947       1,569      1,773       55,627     169,283
Cash                              25,390         --          --           --          --                      --      25,390
                                --------------------------------------------------------------------------------------------
Total earning assets             166,227     65,054      96,311       61,370      21,843      3,660       72,820     487,285
----------------------------------------------------------------------------------------------------------------------------
Liabilities
Bank loans                       233,000         --          --           --          --                      --     233,000
SBA debentures                     1,300         --          --        3,040       5,750     11,270       22,485      43,845
Senior secured notes /(1)/        21,857     23,143          --           --          --                      --      45,000
                                --------------------------------------------------------------------------------------------
Total liabilities                256,157     23,143          --        3,040       5,750     11,270       22,485     321,845
                                --------------------------------------------------------------------------------------------
Interest rate gap                (89,930)    41,911      96,311       58,330      16,093     (7,610)      50,335    $165,440
                                --------------------------------------------------------------------------------------------
Cumulative interest rate gap    ($89,930)  ($48,019)    $48,292     $106,622    $122,715   $115,105     $165,440    $     --
============================================================================================================================

/(1)/ On March 29, 2002, the Company amended its agreements with the senior noteholders which, among other provisions, accelerated the maturity of the notes to June 30, 2003 from June 30, 2004 and September 30, 2004.
--------------------------------------------------------------------------------

     Interest Rate Cap Agreements

     The Company seeks to manage the exposure of the portfolio to increases in market interest rates by entering into interest rate cap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures and private term notes.

     We entered into an interest rate cap agreement on a notional amount of $10,000,000 limiting our maximum LIBOR exposure on our revolving credit facility until June 24, 2002 to 7.25%.

     Total premiums paid under the interest rate cap agreements have been expensed. The Company will seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

     In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as five year senior secured notes and ten year subordinated SBA debentures. The Company had outstanding $45,000,000 of senior secured notes at December 31, 2001, half of which were to mature June 1, 2004, with the balance maturing on September 1, 2004 at a fixed interest rate of 7.35% and SBA debentures in the principal amount of $43,845,000 with a weighted average interest rate of 6.96%. At December 31, 2001, these notes and debentures each constituted 14% of the Company's total indebtedness. On March 29, 2002, the Company amended its agreements with the senior noteholders which, among other provisions, accelerated the maturity of the notes to June 30, 2003 from June 30, 2004 and September 30, 2004.

     Liquidity and Capital Resources

     Our sources of liquidity are credit facilities with bank syndicates, senior secured notes, long-term SBA debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, and participations of loan's with third parties. As a RIC, we distribute at least 90% of our investment company taxable income; consequently, we primarily rely upon external sources of funds to finance growth. At December 31, 2001, our $321,845,000 of outstanding debt was comprised as follows: 72% bank debt, at variable effective interest rates with an weighted average interest rate of 5.30%, 14% long-term senior secured notes fixed at an interest rate of 7.35%, and 14% subordinated SBA debentures with fixed-rates of interest with an annual weighted average rate of 7.54%. In May 2001, the Company applied for and received $72.0 million of additional funding with the SBA ($111,700,000 to be committed by the SBA in total for the Company, subject to the infusion of additional equity capital into the respective subsidiaries.) Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits.

     Financing Arrangements

         The Company's bank loan matured on November 5, 2001. In addition, MFC was in default under its bank loan and its senior secured notes. In April, 2002, the Company and MFC obtained amendments to their bank loans and senior secured notes. The amendments, in general, changed the maturity dates of the loans and notes, modified the interest rates borne on the secured notes, required certain immediate, scheduled or other prepayments of the loans and notes and reductions in the commitments under the bank loans, required the Company or MFC to engage or seek to engage in certain asset sales, instituted additional operating restrictions and reporting requirements. As modified by the amendments, the scheduled amortization on the lines of credit and secured notes are as follows:

                                                                                     Maturity
                                                              ---------------------------------------------------------------------
                                  Principal       Payments                                    Monthly                   Principal
                                 outstanding        from                                       from                    outstanding
                               at December 31,  January 1, 2002                              July 2002                 at and after
                                     2001      - March 31, 2002  April, 2002   May, 2002    - May 2003    June, 2003  June 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Medallion Financial loans        $ 85,000,000     $13,711,270    $ 5,000,000   $66,288,730   $       --   $        --       $--

MFC loans                         148,000,000              --             --            --    6,166,667    80,166,663        --

MFC loans senior secured notes     45,000,000       1,000,000     13,143,125            --    1,285,703    16,714,142        --
                                 --------------------------------------------------------------------------------------------------
Total                            $278,000,000     $14,711,270    $18,143,125   $66,288,730   $7,452,370   $96,880,805       $--
===================================================================================================================================


         In addition to the changes in maturity (acceleration of maturity dates in the case of MFC), the interest rates on the Company's bank loan and MFC's secured notes were increased, and additional fees were charged to renew and maintain the facilities and notes. The recent amendments contain substantial limitations on our ability to operate and in some cases require modifications to our previous normal course of operations. Covenants restricting investment in the Media and BLL subsidiaries, elimination of various intercompany balances between affiliates, limits on the amount and timing of dividends, and continuation of the prior financial and operating covenants were all tightened as a condition of renewal.

         While we have experienced difficulty complying with the restrictive covenants under our existing agreements, the Company believes it will be able to comply with all provisions of the amended agreements, including the accelerated maturity schedule. As of March 29, 2002, the Company had $29,000,000 of cash on hand. We may need to sell assets to meet the amortization requirements under these amendments. While we fully intend to comply with the covenants in recent amendments, we have failed to comply with similar covenants in our existing agreements. We are currently exploring refinancing options which would replace our obligations under the Company and MFC loans and the senior secured notes. We have signed a non-binding preliminary term sheet and we are currently engaged in discussions, and have received a proposal from, a nationally known asset-based lender to provide a refinancing for the obligations owed under our secured notes and bank loans. The proposed financing would enable the Company to refinance its existing indebtedness and provide additional capital with longer maturities, but there can be no assurance that such financing will be obtained, the date that it will be obtained or whether such financing would provide more operating flexibility than is provided under our current credit agreements. The failure to obtain such financing or alternative financing on a timely basis could have a material adverse effect on the Company. In addition, the Company is actively pursuing other financing options for individual subsidiaries with alternate financing sources, and is continuing the ongoing program of loan participations and sales to provide additional sources of funds for both external expansion and continuation of internal growth. The Company has also received non-binding preliminary offers from other nationally recognized lenders to refinance certain subsidiaries of the Company. Furthermore, the Company is considering the possibility of submitting an application to receive a bank charter, which if granted, would permit the Company to receive deposits insured by the Federal Deposit Insurance Corporation. The Company has held meetings with the relevant regulatory bodies in connection with such an application. There can be no assurances that such financings will be obtained or that any application related to a bank charter would be approved. The Company believes that its credit facilities with the SBA and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing operation of the Company.

         As a result of the recent amendments to the bank loans and senior secured notes, the Company's cost of funds will increase in 2002 until the debts mature and are paid off. As noted above, the amendments entered into during 2002 to the Company's bank loans and senior secured notes involved changes, and in some cases increases, to the interest rates payable thereunder. In addition, during events of default, the interest rate borne by the bank loans is based upon a margin over the prime rate rather than LIBOR. The bank loans are priced on a grid depending on leverage and were at LIBOR plus 325 basis points for the Company and LIBOR plus 250 basis points for MFC as of April 1, 2002. The senior secured notes adjusted to 8.35% effective March 29, 2002, and thereafter adjust upwards an additional 50 basis points on a quarterly basis until maturity. In addition to the interest rate charges, $1,654,000 has been incurred for attorneys and other professional advisors, most working on behalf of the lenders, which generally will be expensed over the remaining lives of the related debt outstanding.

         We are a party to three financing agreements: 1) the Second Amended and Second Amended and Restated Loan Agreement, dated as of September 22, 2000, among the Company, Medallion Business Credit, LLC and the parties thereto (the Company Bank Loan); 2) the Amended and Restated Loan Agreement, dated as of December 24, 1997, as amended, among MFC and the parties thereto (the MFC Bank
Loan); and 3) the Note Purchase Agreements, each dated as of June 1, 1999, as amended, between the Company and the note purchasers thereto (the MFC Note Agreements).

         In the fourth quarter of 2001, the Company Bank Loan matured, and MFC was in default under both the MFC Bank Loan and the MFC Note Agreements. In 2002, the Company and MFC entered into amendments to such agreements. In addition to imposing maturities and scheduled amortization requirements, the amendments also instituted various other prepayment requirements: (a) the Company is required to repay to MFC an intercompany receivable in excess of $8 million by May 15, 2002, and (b) MFC is required to use its best efforts to sell a portion its laundromat and dry cleaning loans in its commercial loan portfolio by May 31, 2002, and its Chicago Yellow Cab loan portfolio before November 1, 2002. The proceeds from these repayments and sales must be used to repay the Company's or MFC's indebtedness, as applicable. In addition, the amendments require MFC to further amend the MFC Note Agreements and the MFC Bank Loan to provide for periodic prepayments of the indebtedness thereunder out of excess cash flow.

         The Company Bank Loan, MFC Bank Loan, and the MFC Note Agreements contain substantial limitations on our ability to operate and in some cases require modifications to our previous normal course of operations. Under all of the agreements, if our outstanding debt exceeds the borrowing base, as defined in each agreement, then we must repay the outstanding indebtedness that exceeds the borrowing base within five business days. The agreements, collectively, also contain financial covenants, including a maximum consolidated leverage ratio, maximum combined leverage ratio, minimum EBIT to interest expense ratio, minimum asset quality ratio, minimum tangible net worth and maximum losses of Media. The agreements also impose limitations on ability to incur liens and indebtedness, merge, consolidate, sell or transfer asset, loan and invest in third parties and our subsidiaries, repurchase or redeem stock, purchase portfolios, acquire other entities, amend certain material agreements, make capital expenditures, have outstanding intercompany receivables and securitize our assets. They prohibit
(a) the Company and MFC from paying dividends prior to July 1, 2002, (b) MFC from paying more than $2 million of dividends between July 1, 2002 and September 12, 2002 and (c) the Company from paying dividends after September 12, 2002 unless it certifies that it will be in pro forma compliance with amortization requirements for the remainder of 2002 after paying the dividend. Lastly, the agreements limit the amount of investments we can make in our subsidiaries and the creation of new subsidiaries.

         The Company paid amendment fees of $255,000, and MFC paid amendment fees of $478,000 and is obligated to pay an additional amendment fee on June 28, 2002 equal to 0.20% of the amount outstanding under the MFC Bank Loan and the MFC Note Agreements. Additionally, under the MFC Note Agreements and MFC Bank Loan, MFC is obligated to pay the lenders and note holders an aggregate monthly fee of $25,000 commencing on June 30, 2002 and increasing by $25,000 each month.

         We are currently engaged in discussions, and have received a proposal from, a nationally known asset based lender to provide a refinancing for the obligations owed under our term loan and revolving credit agreement, but there can be no assurance that such financing will be obtained, the date that it will obtained or whether such financing would provide more operating flexibility than is provided under our current credit agreements.

         The Company values its portfolio at fair value as determined in good faith by the Company's Board of Directors in accordance with the Company's valuation policy. Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The Company will record unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection of the loan is unlikely. The Company will record unrealized appreciation on equities if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, the Company's security has also appreciated in value. Without a readily ascertainable market value, the estimated value of the Company's portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. The Company adjusts quarterly the valuation of the portfolio to reflect the Board of Directors' estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in the Company's statement of operations as "Net unrealized gains (losses)."

         In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short term floating rate debt, and to a lesser extent with long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net increase (decrease) in assets by less than 1% over a six month horizon. Although management believes that this measure is indicative of the Company's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

         On November 22, 2000, Fitch IBCA placed Medallion's "BBB" senior secured debt rating and "F2" secured commercial paper rating on negative watch. In addition, in December 2000, the Company's other rating agency, Thompson's Bankwatch, was acquired by Fitch IBCA, leaving it with only one commercial paper rating. Primarily as a result of these factors, a substantial portion of the Company's commercial paper did not rollover and has subsequently been replaced by Company's bank facility. On January 18, 2001, Fitch IBCA lowered our senior secured debt rating and secured commercial paper rating to "BB+" and "B", respectively, and removed them from negative watch. During the third quarter 2001 the commercial paper program matured and was terminated.

     During the second and third quarters, the Company completed an equity offering of 3,660,000 common shares at $11 per share raising over $40,000,000 of additional capital. The Company continues to work with investment banking firms to investigate the viability of a number of other financing options which include, among others, the sale or spin off certain assets or divisions, and the development of a securitization conduit program. These financing options would also provide additional sources of funds for both external expansion and continuation of internal growth. If none of these financing options occur, management believes liquidity would still be adequate to fund the continuing operations of the Company's loan portfolio and advertising businesses.

     The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rate at December 31, 2001:

---------------------------------------------------------------------------------------------------------------
                            Medallion
(Dollars in thousands)      Financial       MFC         BLL       MCI        MBC         FSVC         Total
---------------------------------------------------------------------------------------------------------------
Cash                         $  4,300   $      6,616   $480   $     8,209   $2,403   $     3,401   $     25,409
Bank loans/(1)/               110,000        208,000     --            --       --            --   $    318,000
Amounts outstanding            85,000        148,000     --            --       --            --   $    233,000
Average interest rate            6.25%          4.75%    --            --       --            --           5.30%
Maturity                      11/5/01        6/30/02     --            --       --            --     11/01-6/02
SBA debentures/(2)/                --             --     --        46,500                 46,860   $     93,360
Amounts available                  --             --     --        21,000       --        28,515   $     49,515
Amounts outstanding                --             --     --        25,500       --        18,345   $     43,845
Average interest rate              --             --     --          6.63%      --          7.41%          6.96%
Maturity                           --             --     --    3/06-12/11       --    12/02-9/11    12/02-12/11
Senior secured notes/(3)/          --         45,000     --            --       --            --   $     45,000
Average interest rate              --           7.35%    --            --       --            --           7.35%
Maturity                           --    6/04 - 9/04     --            --       --            --      6/04-9/04
---------------------------------------------------------------------------------------------------------------
Total cash and
  amounts undisbursed
  under credit facilities    $  4,300   $      6,616   $480   $    29,209   $2,403   $    31,916   $     74,924
===============================================================================================================
Total debt outstanding       $ 85,000   $    193,000     --   $    25,500       --   $    18,345   $    321,845
===============================================================================================================

/(1)/ Subsequent to December 31, 2001, the agreements providing the lines of credit for the Company and MFC were amended to (a) provide, with respect to the Company line of credit, for a May 15, 2002 maturity date, with commitment reductions to approximately $76 million, $71 million, and $61 million on March 1, 2002, April 1, 2002 and May 1, 2002 (b) provide, with respect to the MFC line of credit, for a June 28, 2002 maturity date (subject to conversion of amounts outstanding on June 28, 2002 into a one year term loan) with a commitment reduction to $150 million on
     April 1, 2002.
/(2)/ The remaining amounts under the approved commitment from the SBA may be drawn down over a five year period ending May, 2006, upon submission of a request for funding by the Company and its subsequent acceptance by the SBA.
/(3)/ In connection with the maturity of the revolving line described in (1)
     above, the terms of the senior secured notes were renegotiated on March 29, 2002, generally providing for $13,000,000 of principal payments, higher levels of interest, and accelerated final maturities of June 30, 2003 from June and September 2004 (as well as required scheduled amortization and asset sales).
--------------------------------------------------------------------------------

     Loan amortization, prepayments, and sales also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, medallion loan market rates, economic conditions, and competition. Medallion loan prepayments have slowed since early 1994, initially because of increases, and then stabilization, in the level of interest rates, and more recently because of an increase in the percentage of medallion loans, which are refinanced with the Company rather than through other sources of financing. Loan sales are a major focus of the SBA Section 7(a) loan program conducted by BLL, which is primarily set up to originate and sell loans. Increases in SBA 7(a) loan balances in any given period generally reflect timing differences in selling and closing transactions.

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

     Media funds its operations through internal cash flow and inter-company debt. Media is not a RIC and, therefore, is able to retain earnings to finance growth. Media's growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from September 11th and the economic downturn, which has resulted in operating losses and a reduced cash flow, as well as restrictions on funding that can be provided by the Company in accordance with the terms of the bank loans. Media has developed an operating plan to fund only necessary operations out of available cash flow and to escalate its sales activities to generate new revenues. Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historical levels.

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets, requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually, effective for fiscal years beginning after December 15, 2001.

     In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes an accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions, effective for fiscal years beginning after December 15, 2001.

     The Company is evaluating the impact from adoption of these accounting standards. At December 31, 2001, the Company had $5,008,000 of goodwill on its consolidated balance sheet and $2,100,000 recorded on the balance sheet of Media, its wholly-owned subsidiary that will be subject to the asset impairment review required by SFAS 142.

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

     We have a continuing need for capital to finance our lending activities. Our current sources of capital and liquidity are the following:

     .    bank credit facilities;

     .    senior secured notes;

     . fixed-rate, long-term SBA debentures that are issued to or guaranteed by the SBA;

     .    sales of participations in loans; and

     .    loan amortization and prepayments.

     .    follow on equity offering

     As a Regulated Investment Company (RIC), we are required to distribute at least 90% of our investment company taxable income. Consequently, we primarily rely upon external sources of funds to finance growth. At December 31, 2001, we had $49,515,000 available under outstanding commitments from the SBA.

We may have difficulty raising capital to finance our planned level of lending operations.

     Subsequent to December 31, 2001, the agreements providing the bank loans for the Company and MFC were amended to (a) provide, with respect to the Company bank loan, for a May 15, 2002 maturity date, with commitment reductions to approximately $76,000,000, $71,000,000, and $61,000,000 on March 1, 2002,
April 1, 2002 and May 1, 2002; and (b) provide, with respect to the bank loan, for a June 28, 2002 maturity date (subject to conversion of amounts outstanding on June 28, 2002 into a one year term loan) with a commitment reduction to $150,000,000 on April 1, 2002. See additional discussion related to the Company's bank loans and note agreements in the Liquidity and Capital Resources section on page 29.

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

If we are unable to continue to diversify geographically, our business may be adversely affected if the New York taxicab industry continues to experience an economic downturn.

     Although we are diversifying from the New York City area, a significant portion of our taxicab advertising and loan revenue is derived from New York City taxicabs and medallion loans collateralized by New York City taxicab medallions. An economic downturn in the New York City taxicab industry could lead to an increase in defaults on our medallion loans and may also adversely affect the operation of our taxicab rooftop advertising business. There can be no assurance that we will be able to sufficiently diversify our operations geographically. If the current economic downturn continues, our commercial loan customers may experience difficulty in servicing their debt with us and the level of our delinquencies and loan losses may increase

     The economic downturn has resulted in certain of our commercial loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us. If the economic downturn continues, the level of delinquencies, defaults, and loan losses in commercial loan portfolio could increase. The terrorist attack on New York City on September 11, 2001 and the economic downturn have affected our revenues by increasing loan delinquencies and non-performing loans, increasing prepayments, stressing collateral value and decreasing taxi advertising. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2002, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statement.

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

The valuation of our loan portfolio is subjective and we may not be able to recover our estimated value in the event of a foreclosure or sale of a substantial portion of portfolio loans.

     Under the 1940 Act, our loan portfolio must be recorded at fair value or "marked to market." Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, we adjust quarterly the valuation of our portfolio to reflect our estimate of the current realizable value of our loan portfolio. Since no ready market exists for this portfolio, fair value is subject to the good faith determination of our management and the approval of our board of directors. Because of the subjectivity of these estimates, there can be no assurance that in the event of a foreclosure or the sale of portfolio loans we would be able to recover the amounts reflected on our balance sheet. If liquidity constraints required the sale of a substantial portion of the portfolio such an action may require the sale of certain assets at amounts less than their carrying amounts.

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

     Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. At December 31, 2001, our net unrealized depreciation on investments was approximately $7,501,000. Based upon current market conditions and current loan-to-value ratios, our board of directors believes that the net unrealized depreciation of investments is adequate to reflect the fair value of the portfolio.

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

     We, along with some of our subsidiaries, have qualified as regulated investment companies under Subchapter M of the Code. Thus, we will not be subject to federal income tax on investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) distributed to our shareholders. If we or those of our subsidiaries that are also regulated investment companies were to fail to maintain Subchapter M status for any reason, our respective incomes would become fully taxable and a substantial reduction in the amount of income available for distribution to us and to our shareholders would result.

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

     The fair value of the collateral appreciation participation loan portfolio at December 31, 2001 was $8,950,000 million, which represented approximately 2% of the total investment portfolio. We will continue to monitor the levels of these asset types in conjunction with the diversification tests.

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

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's business activities contain elements of risk. The Company considers the principal types of risk to be fluctuations in interest rates and portfolio valuations. The Company considers the management of risk essential to conducting its businesses. Accordingly, the Company's risk management systems and procedures are designed to identify and analyze the Company's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

     The Company values its portfolio at fair value as determined in good faith by the Company's Board of Directors in accordance with the Company's valuation policy. Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The

Company will record unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection of the loan is unlikely. The Company will record unrealized appreciation on equities if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, the Company's security has also appreciated in value. Without a readily ascertainable market value, the estimated value of the Company's portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. The Company adjusts quarterly the valuation of the portfolio to reflect the Board of Directors' estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in the Company's statement of operations as "Net unrealized gains (losses)."

     In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short term floating rate debt, and to a lesser extent with long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net increase (decrease) in assets by less than 1% over a six month horizon. Although management believes that this measure is indicative of the Company's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not Applicable.

PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by April 30, 2002 for its fiscal year 2001 Annual Meeting of Shareholders under the caption `Directors and Officers of the Registrant".

     ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by April 30, 2002 for its fiscal year 2001 Annual Meeting of Shareholders under the caption `Compensation of Directors and Executive Officers".

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by April 30, 2002 for its fiscal year 2001 Annual Meeting of Shareholders under the caption `Stock Ownership of Certain Beneficial Owners and Management".

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by April 30, 2002 for its fiscal year 2001 Annual Meeting of Shareholders under the caption `Certain Transactions".

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

          2. FINANCIAL STATEMENT SCHEDULES

     See Index to Financial Statements on F-1.

     (B)  REPORTS ON FORM 8-K

     None.

     (C)  EXHIBITS

Number         Description

3.1a Medallion Financial Corp. Restated Certificate of Incorporation. Filed as Exhibit 2a to the Registration Statement on Form N-2 (File No. 333-01670) and incorporated by reference herein.

3.1b Certificate of Amendment of Medallion Financial Corp. Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (File No. 000-27812) and incorporated by reference herein.

3.2 Medallion Financial Corp. Restated By-Laws. Filed as Exhibit b to the Registration Statement on Form N-2 (File No. 333-01670) and incorporated by reference herein.

10.1 Agreement of Merger between Medallion Financial Corp. and Tri-Magna Corporation, dated December 21, 1995, as amended on February 22, 1996. Filed as Exhibit K3(i) to the Registration Statement on Form N-2 (File No. 333-01670) and incorporated by reference herein.

10.2 Amendment Number 2 to Agreement of Merger between Medallion Financial Corp. and Tri-Magna Corporation, dated April 26, 1996. Filed as Exhibit K3(ii) to the Registration Statement on Form N-2 (File No. 333-01670) and incorporated by reference herein.

10.3 Stock Purchase Agreement among Medallion Financial Corp., Transportation Capital Corp., LNC Investments, Inc., Leucadia, Inc. and Leucadia National Corporation, dated February 12, 1996. Filed as Exhibit K1 to the Registration Statement on Form N-2 (File No. 333-01670) and incorporated by reference herein.

10.4 Amendment Number 1 to Stock Purchase Agreement among Medallion Financial Corp., Transportation Capital Corp., LNC Investments, Inc., Leucadia, Inc. and Leucadia National Corporation, dated April 30, 1996. Filed as Exhibit K(i) to the Registration Statement on Form N-2 (File No. 333-01670) and incorporated by reference herein.

10.5 Asset Purchase Agreement between Medallion Financial Corp. and Edwards Capital Company, dated February 21, 1996. Filed as Exhibit K2 to the Registration Statement on Form N-2 (File No. 333-01670) and incorporated by reference herein.

10.6 Amendment Number 1 to Asset Purchase Agreement between Medallion Financial Corp. and Edwards Capital Company, dated April 30, 1996. Filed as Exhibit K2(i) to the Registration Statement on Form N-2 (File No. 333-01670) and incorporated by reference herein.

10.7 Agreement between Medallion Taxi Media, Inc. and Glenn Grumman, dated July 25, 1996. Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (File No. 814-00188) and incorporated by reference herein.

10.8 Agreement between Medallion Taxi Media, Inc. and Metropolitan Taxicab Board of Trade, Inc., dated March 6, 1997. Filed as Exhibit 10.37 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 (File No. 000-27812) and incorporated by reference herein.

10.9 Medallion Financial Corp. Dividend Reinvestment Plan. Filed as Exhibit e to the Registration Statement on Form N-2 (File No. 333-01670) and incorporated by reference herein.

10.10 Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (File No. 000-27812) and incorporated by reference herein.

10.11 Medallion Financial Corp. Amended and Restated 1996 Non-Employee Directors Stock Option

          Plan. Filed as Exhibit A to the Application for an Amendment to the Order by the Commission approving the plan as of April 3, 2000 (File No. 812-11800) and incorporated by reference herein.

10.12 Medallion Funding Corp. 401k Savings Plan. Filed as Exhibit i.2 to the Registration Statement on Form N-2/A (File No. 333-01670) and incorporated by reference herein.

10.13 First Amended and Restated Employment Agreement between Medallion Financial Corp. and Andrew Murstein, dated May 29, 1998. Filed as
          Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.

10.14 First Amended and Restated Employment Agreement between Medallion Financial Corp. and Alvin Murstein, dated May 29, 1998. Filed as
          Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.

10.15 Employment Agreement, dated March 29, 1999, between Medallion Financial Corp. and Michael Kowalsky. Filed as Exhibit 2i.6 to the Registration Statement on Form N-2 (File No. 333-60080) and incorporated by reference herein.

10.16 Employment Agreement, dated May 1, 2001, between Medallion Financial Corp. and James E. Jack. Filed as Exhibit 2k.52 to the Registration Statement on Form N-2 (File Nos. 333-60080 and 333-62846) and incorporated by reference herein.

10.17 Code of Ethics. Filed as Exhibit 2r.1 to the Registration Statement on Form N-2 (File Nos. 333-60080 and 333-62846) and incorporated by reference herein.

10.18 Letter Agreement, dated April 18, 1997, between MFC and The Chase Manhattan Bank relating to an interest rate cap transaction in the amount of $10,000,000. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 814-09744) and incorporated by reference herein.

10.19 Letter Agreement, dated May 9, 1997, between MFC and Fleet National Bank ("Fleet") relating to an interest rate cap transaction in the amount of $10,000,000. Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 814-09744) and incorporated by reference herein.

10.20 Letter Agreement, dated May 12, 1997, between MFC and Fleet relating to an interest rate cap transaction in the amount of $10,000,000. Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 814-09744) and incorporated by reference herein.

10.21 Asset Purchase Agreement, dated as of August 20, 1997, among Medallion Financial Corp., BLI Acquisition Co., LLC, Business Lenders, Inc., Thomas Kellogg, Gary Mullin, Penn Ritter and Triumph Connecticut, Limited Partnership (including all exhibits thereto - schedules omitted). Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 000-27812) and incorporated by reference herein.

10.22 Note Purchase Agreements, dated as of June 1, 1999, between Medallion Funding Corp. and the Note Purchasers thereto. Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.23 First Amendment Agreement, dated March 30, 2001, to the Note Purchase Agreement, dated as of June 1, 1999, between Medallion Funding Corp. and the Note Purchasers thereto. Filed as Exhibit 10.57 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 814-00188) and incorporated by reference herein.

10.24 Second Amendment Agreement, dated as of June 29, 2001, to the Note Purchase Agreements dated as of June 1, 1999 between Medallion Financial Corp. and the Note Purchasers thereto. Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (File No. 814-00188) and incorporated by reference herein.

10.25 Amended and Restated Loan Agreement, dated as of December 24, 1997, among Medallion Funding Corp., the Lenders Party thereto, Fleet Bank, National Association as Swing Line

          Lender, Administrative Agent and Collateral Agent and The Bank of New York as Documentation Agent with Fleet Bank, National Association as Arranger. Filed as Exhibit 10.50 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.26 Amendment No. 1, to the Amended and Restated Loan Agreement, dated as of February 5, 1998, among Medallion Funding Corp., the Banks thereto, Fleet National Bank and Swing Line Lender. Filed as Exhibit 10.62 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.27 Amendment No. 2 to the Amended and Restated Loan Agreement, dated as of December 31, 1998, among Medallion Funding Corp., the Banks thereto, Fleet National Bank and Swing Line Lender. Filed herewith.

10.28 Amendment No. 3 to the Amended and Restated Loan Agreement, dated as of June 1, 1999, among Medallion Funding Corp., the Banks thereto, Fleet National Bank and Swing Line Lender. Filed herewith.

10.29 Amendment No. 4 to the Amended and Restated Loan Agreement and Consent, dated as of March 30, 2001, among Medallion Funding Corp., the Banks thereto, Fleet National Bank and Swing Line Lender. Filed as
          Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (File No. 814-00188) and incorporated by reference herein.

10.30 Amendment No. 5 to the Amended and Restated Loan Agreement, Limited Waiver and Consent, dated as of June 29, 2001, among Medallion Funding Corp., the Lenders thereto, Fleet National Bank and Swing Line Lender. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (File No. 814-00188) and incorporated by reference herein.

10.31 Amendment No. 6 to the Amended and Restated Loan Agreement, Limited Waiver and Consent, dated as of December 31, 2001, among Medallion Funding Corp., the Lenders thereto, Fleet National Bank and Swing Line Lender. Filed herewith.

10.32 Second Amended and Restated Loan Agreement, dated as of September 22, 2000, among Medallion Financial Corp., Medallion Business Credit, LLC, the Lenders Party thereto, Fleet Bank, National Association as Agent and Swing Line Lender and Fleet Bank, N.A. as Arranger. Filed herewith.

10.33 Amendment No. 1 to the Second Amended and Restated Loan Agreement and Limited Waiver, dated March 30, 2001, among Medallion Financial Corp., Medallion Business Credit, LLC, Fleet National Bank and Swing Line Lenders. Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (File No. 814-00188) and incorporated by reference herein.

10.34 Amendment No. 2 to the Second Amended and Restated Loan Agreement, Limited Waiver and Consent, dated as of June 29, 2001, among Medallion Financial Corp., Medallion Business Credit, LLC, Fleet National Bank and Swing Line Lenders. Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (File No. 814-00188) and incorporated by reference herein.

10.35 Amendment No. 3 to Second Amended and Restated Loan Agreement, dated as of December 31, 2001, among Medallion Financial Corp., Medallion Business Credit LLC, the Lenders thereto, Fleet National Bank and Swing Line Lender. Filed herewith.

10.36 Security Agreement, dated June 1, 1999, between Medallion Funding Corp. and Fleet Bank, N.A.. Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.37 Amended and Restated Security Agreement, dated as of December 24, 1997, between Medallion Funding Corp. and Fleet Bank, N.A. Filed as
          Exhibit 10.61 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.38 Amendment No. 1, dated as of March 12, 1998, to the Amended and Restated Security

          Agreement, dated as of December 24, 1997, between Medallion Funding Corp., Fleet Bank, N.A.. Filed as Exhibit 10.63 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.39 Security Agreement, dated as of June 29, 1999, between Medallion Business Credit, LLC and Fleet Bank, N.A. Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.40 Security Agreement, dated as of February 20, 2002, among Medallion Funding Chicago Corp., the Lenders thereto, Fleet National Bank and Swing Line Lender. Filed herewith.

10.41 Intercreditor Agreement, dated June 1, 1999, among Fleet Bank, N.A., as Agent for and on behalf of the Banks, the Banks, the Senior Noteholders, Fleet, acting as Collateral Agent to the Senior Noteholders and Fleet Bank, N.A. as Intercreditor Collateral Agent for the Senior Creditors. Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.42 Amendment No. 1 to the Intercreditor Agreement, dated as of June 29, 2001, among Fleet Bank, N.A., as Agent for and on behalf of the Banks, the Banks, the Senior Noteholders, Fleet, acting as Collateral Agent for the Senior Creditors. Filed herewith.

10.43 Stock Pledge Agreement, dated as of April 30, 2001, between Medallion Financial Corp. and Fleet National Bank. Filed herewith

10.44 Stock Pledge Agreement, dated as of April 30, 2001, between Medallion Financial Corp. and Fleet National Bank. Filed herewith.

10.45 Stock Pledge Agreement, dated as of February 20, 2002, between Medallion Funding Corp. and Fleet National Bank. Filed herewith.

10.46 Guaranty, dated as of April 30, 2001, by Medallion Taxi Media in favor of Fleet National Bank. Filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (File No. 814-00188) and incorporated by reference herein.

10.47 Guaranty, dated as of April 30, 2001, by Medallion Taxi Media in favor of the Noteholders thereto. Filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (File No. 814-00188) and incorporated by reference herein.

10.48 Guaranty, dated April 30, 2001, by Medallion Taxi Media in favor of Fleet National Bank. Filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (File No. 814-00188) and incorporated by reference herein.

10.49 Guaranty, dated as of February 20, 2002, by Medallion Funding Chicago Corp. in favor of Fleet National Bank. Filed herewith.

10.50 Revolving Credit Note, dated December 24, 1997, in the amount of $30,000,000 from Medallion Funding Corp. payable to Fleet Bank, National Association. Filed as Exhibit 10.51 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.51 Revolving Credit Note, dated December 24, 1997, in the amount of $30,000,000 from Medallion Funding Corp. payable to The Bank of New York. Filed as Exhibit 10.52 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.52 Revolving Credit Note, dated December 24, 1997, in the amount of $30,000,000 from Medallion Funding Corp. payable to Bank Boston, N.A. Filed as Exhibit 10.53 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.53 Revolving Credit Note, dated December 24, 1997, in the amount of $20,000,000 from Medallion Funding Corp. payable to Harris Trust and Savings Bank. Filed as Exhibit 10.54 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.54 Revolving Credit Note, dated December 24, 1997, in the amount of $20,000,000 from Medallion Funding Corp. payable to Bank Tokyo - Mitsubishi Trust Company. Filed as Exhibit 10.55 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.55 Revolving Credit Note, dated December 24, 1997, in the amount of $15,000,000 from Medallion Funding Corp. payable to Israel Discount Bank to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.56 Revolving Credit Note, dated December 24, 1997, in the amount of $15,000,000 from Medallion Funding Corp. payable to European American Bank. Filed as Exhibit 10.57 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.57 Revolving Credit Note, dated December 24, 1997, in the amount of $15,000,000 from Medallion Funding Corp. payable to Bank Leumi USA. Filed as Exhibit 10.58 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.58 Revolving Credit Note, dated December 24, 1997, in the amount of $20,000,000 from Medallion Funding Corp. payable to The Chase Manhattan Bank. Filed as Exhibit 10.59 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.59 Swing Line Note, dated December 24, 1997, in the amount of $5,000,000 from Medallion Funding Corp. payable to Fleet Bank, National Association. Filed as Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.60 Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.61 Third Amendment, dated December 22, 1997, to Letter Agreement, dated as of December 1, 1996, between Medallion Financial Corp. and Fleet Bank, N.A. Filed as Exhibit 10.65 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.62 Endorsement No. 3, dated December 22, 1997, to Revolving Credit Note dated December 1, 1996 in the amount of $6,000,000 from Medallion Financial Corp., payable to Fleet Bank, N.A. Filed as Exhibit 10.66 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.63 (CE) Commercial Paper Dealer Agreement between Medallion Funding Corp., as issuer, and Smith Barney Inc., as dealer, dated as of March 13, 1998. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 000-27812) and incorporated by reference herein.

10.64 Agency Agreement, by and between Medallion Funding Corp. and Bank of Montreal Trust Company, dated as of March 13, 1998. Filed as Exhibit
          10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 000-27812) and incorporated by reference herein.

10.65 Medallion Funding Corp. $22,500,000 7.20% Senior Secured Notes, Series A Due June 1, 2004 Note Purchase Agreement, dated as of June 1, 1999. Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.66 $5,000,000 Swing Line Note, dated June 29, 1999. Filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.67     $20,000,000 Revolving Credit Note No. 1, dated June 29, 1999. Filed as
          Exhibit 10.7 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.68     $15,000,000 Revolving Credit Note No. 2, dated June 29, 1999. Filed as
          Exhibit 10.8 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.69     $10,000,000 Revolving Credit Note No. 3, dated June 29, 1999. Filed as
          Exhibit 10.9 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.70     $10,000,000 Revolving Credit Note No. 4, dated June 29, 1999. Filed as
          Exhibit 10.10 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.71     $10,000,000 Revolving Credit Note No. 5, dated June 29, 1999. Filed as
          Exhibit 10.11 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.72     $5,000,000 Revolving Credit Note No. 6, dated June 29, 1999. Filed as
          Exhibit 10.12 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.73     $10,000,000 Revolving Credit Note No. 7, dated June 29, 1999. Filed as
          Exhibit 10.13 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.74     $10,000,000 Revolving Credit Note No. 8, dated June 29, 1999. Filed as
          Exhibit 10.14 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.75     $10,000,000 Revolving Credit Note No. 9, dated June 29, 1999. Filed as
          Exhibit 10.15 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.76 Commercial Paper Dealing Agreement, dated as of July 30, 1999 between Medallion Financial Corp. and U.S. Bancorp Investments, Inc. Filed as
          Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 (File No. 814-00168) and incorporated by reference herein.

10.77 Amendment No. 4 to Second Amended and Restated Loan Agreement, Limited Waiver and Consent, dated as of April 1, 2002, by and among Medallion Financial Corp., Medallion Business Credit, LLC and Fleet National Bank. Filed herewith.

10.78 Amendment No. 7 to Amended and Restated Loan Agreement, Limited Waiver and Consent, dated as of April 1, 2002, by and among Medallion Funding Corp. and Fleet National Bank. Filed herewith.

10.79 Amendment No. 2 to Intercreditor Agreement, dated as of April 1, 2002, among Fleet National Bank, the Bank and the Senior Noteholders. Filed herewith.

10.80 Third Amendment Agreement, dated as of April 1, 2001, to the Note Purchase Agreements between Medallion Funding Corp. and the Note Purchasers thereto. Filed herewith.

10.81 Form of 8.35% Senior Secured Note, Series A, due June 30, 2003 from Medallion Funding Corp. Filed herewith.

10.82 Form of 8.35% Senior Secured Note, Series B, due June 30, 2003 from Medallion Funding Corp. Filed herewith.

10.83 Guaranty, dated as of April 1, 2002 by Medallion Funding Chicago Corp. in favor of the Note Purchasers. Filed herewith.

10.84 Stock Pledge Agreement, dated as of April 1, 2002, between Medallion Funding Corp. and Fleet National Bank. Filed herewith.

10.85 Security Agreement, dated as of April 1, 2002, among Medallion Funding Corp. and Fleet National Bank. Filed herewith.

21.1      List of Subsidiaries of Medallion Financial Corp. Filed herewith.

23.1 Consent of Arthur Andersen LLP relating to its report concerning Medallion Financial Corp., dated April 8, 2002. Filed herewith.

99.1      Letter to the Securities and Exchange Commission pursuant to Temporary
          Note 3T to Article 3 of Regulation S-X. Filed herewith.

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

MEDALLION FINANCIAL CORP.

Date: April 8, 2002


By:   /s/ James E. Jack                      By:   /s/ Larry D. Hall
      -----------------                            -----------------

James E. Jack                                Larry D. Hall
Executive Vice President and                 Senior Vice President and
Chief Financial Officer                      Chief Accounting Officer
Signing on behalf of the registrant          Signing on behalf of the registrant
as principal financial officer.              as principal accounting officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signatures                         Title                      Date
--------------------------------------------------------------------------------


     /s/ Alvin Murstein       Chairman of the Board of Directors   April 8, 2002
---------------------------      and Chief Executive Officer


       Alvin Murstein
---------------------------


   /s/ Andrew M. Murstein           President and Director         April 8, 2002
---------------------------


     Andrew M. Murstein
---------------------------


     /s/ Mario M. Cuomo                    Director                April 8, 2002
---------------------------


       Mario M. Cuomo
---------------------------


  /s/ Frederick S. Hammer                  Director                April 8, 2002
---------------------------


    Frederick S. Hammer
---------------------------


    /s/ Stanley Kreitman                   Director                April 8, 2002
---------------------------


      Stanley Kreitman
---------------------------


    /s/ David L. Rudnick                   Director                April 8, 2002
---------------------------


      David L. Rudnick
---------------------------


     /s/ Benjamin Ward                     Director                April 8, 2002
---------------------------


       Benjamin Ward
---------------------------

                            MEDALLION FINANCIAL CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page
==========================================================================================================
Report of Independent Public Accountants...........................................................   F-2

Consolidated Statements of Operations for the Years ended December 31, 2001, 2000, and 1999........   F-3

Consolidated Balance Sheets as of December 31, 2001 and 2000.......................................   F-4

Consolidated Statements of Changes in Shareholders' Equity
  for the Years ended December 31, 2001, 2000, and 1999............................................   F-5

Consolidated Statements of Cash Flows for the Years ended December 31, 2001, 2000, and 1999........   F-6

Notes to Consolidated Financial Statements.........................................................   F-7

Consolidated Schedules of Investments as of December 31, 2001 and 2000 ............................  F-26

==========================================================================================================

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Medallion Financial Corp.:

     We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. (a Delaware corporation) and its subsidiaries (the "Company") as of December 31, 2001 and 2000, including the consolidated schedules of investments as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As explained in Note 3, investments consist of loans and investments in equity securities valued at $462,253,000 (91% of total assets) and $516,010,000 (92% of total assets) as of December 31, 2001 and 2000, respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, the Board of Directors' estimate of values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medallion Financial Corp. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP
New York, New York
April 2, 2002

                            MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

-----------------------------------------------------------------------------------------------
                                                           2001            2000            1999
-----------------------------------------------------------------------------------------------
Investment income
Interest income on investments                     $ 41,369,812    $ 55,014,780    $ 43,756,156
Interest income on short-term investments               707,331         341,245         319,972
                                                   ============================================
Total investment income                              42,077,143      55,356,025      44,076,128
                                                   ============================================
Interest expense
Notes payable to banks                               19,626,805      14,034,234       9,143,232
Senior secured notes                                  3,336,396       3,287,459       1,512,684
SBA debentures                                        2,322,702       1,794,081       3,160,314
Commercial paper                                        199,351       9,827,886       7,171,459
                                                   --------------------------------------------
Total interest expense                               25,485,254      28,943,660      20,987,689
                                                   ============================================
Net interest income                                  16,591,889      26,412,365      23,088,439
                                                   --------------------------------------------
Non interest income
Gain on sale of loans                                 1,511,112       2,813,900       3,014,478
Equity in losses of Media                            (3,374,955)       (421,155)       (214,314)
Accretion of negative goodwill                               --         350,516         722,400
Other income                                          2,105,158       3,377,829       2,245,766
                                                   --------------------------------------------
Total non interest income                               241,315       6,121,090       5,768,330
                                                   --------------------------------------------
Non interest expense
Salaries and benefits                                 9,420,716      10,511,506       9,638,679
Professional fees                                     2,259,901       2,604,456       1,860,734
Amortization of goodwill                                652,735         540,380         530,097
Administration and advisory fees                          5,017         111,841         245,332
Merger related expense                                       --       1,444,513              --
Other operating expense                               5,413,980       8,236,119       5,724,832
                                                   --------------------------------------------
Total non interest expense                           17,752,349      23,448,815      17,999,674
                                                   ============================================
Net investment income (loss) before income taxes       (919,145)      9,084,640      10,857,095
Income tax provision (benefit)                          (16,485)       (181,373)         48,839
                                                   --------------------------------------------
Net investment income (loss) after income taxes        (902,660)      9,266,013      10,808,256

Increase in net unrealized appreciation
     (depreciation) on investments                     (140,477)      2,158,515     (12,259,566)
Net realized gain (loss) on investments              (3,015,146)     (3,883,840)     22,545,017
                                                   --------------------------------------------
Net increase (decrease) in net assets
        resulting from operations                   ($4,058,283)   $  7,540,688    $ 21,093,707
===============================================================================================
Net increase (decrease) in net assets resulting
    from operations per common share
Basic                                                    ($0.24)   $       0.52    $       1.45
Diluted                                                   (0.24)           0.52            1.44
===============================================================================================
Dividends declared per share                       $       0.38    $       1.19    $       1.27
===============================================================================================
Weighted average common shares outstanding
Basic                                                16,582,179      14,536,942      14,515,660
Diluted                                              16,582,179      14,576,183      14,620,437
===============================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                            MEDALLION FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

--------------------------------------------------------------------------------------
                                                                  2001            2000
--------------------------------------------------------------------------------------
Assets
Investments:
    Medallion loans                                       $252,674,634    $299,302,548
    Commercial loans                                       199,328,787     212,721,373
    Equity investments                                       3,591,962       2,129,685
                                                          ----------------------------
Net investments                                            455,595,383     514,153,606
Investment in and loans to Media                             6,658,052       1,856,421
                                                          ----------------------------
Total investments                                          462,253,435     516,010,027
Cash                                                        25,409,058      15,652,878
Accrued interest receivable                                  3,989,989       8,701,981
Servicing fee receivable                                     3,575,079       6,632,516
Fixed assets, net                                            1,933,918       2,050,808
Goodwill, net                                                5,007,583       5,650,045
Other assets, net                                            5,586,720       6,016,747
                                                          ----------------------------
Total assets                                              $507,755,782    $560,715,002
======================================================================================
Liabilities
Accounts payable and accrued expenses                     $  7,105,309    $  7,723,812
Dividends payable                                            1,643,656       5,244,281
Accrued interest payable                                     2,138,240       3,887,589
Commercial paper                                                    --      24,066,269
Notes payable to banks                                     233,000,000     305,700,000
Senior secured notes                                        45,000,000      45,000,000
SBA debentures payable                                      43,845,000      21,360,000
                                                          ----------------------------
Total liabilities                                          332,732,205     412,981,951

Shareholders' Equity
Preferred Stock (1,000,000 shares of  $0.01 par value
  stock authorized - none outstanding)                              --              --
Common stock (50,000,000 shares of $0.01 par value
  stock authorized)                                            182,421         145,467
Capital in excess of par value                             184,486,259     146,379,377
Accumulated undistributed net investment (loss) income      (9,645,103)      1,208,207
                                                          ----------------------------
Total shareholders' equity                                 175,023,577     147,733,051
                                                          ----------------------------
Total liabilities and shareholders' equity                $507,755,782    $560,715,002
======================================================================================

Number of common shares outstanding                         18,242,035      14,546,637
Net asset value per share                                 $       9.59    $      10.16
======================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                            MEDALLION FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

--------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                                             Common Stock          Capital in    Undistributed
                                                        ----------------------         Excess   Net Investment
                                                        # of Shares     Amount   Of Par Value           Income
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                             14,511,379   $145,114   $145,996,289     $  8,332,557
Exercise of stock options                                    10,665        107        110,518
Net increase in net assets resulting from operations             --         --             --       21,093,707
Dividends declared on common stock ($1.27 per share)             --         --             --      (18,368,455)
SOP 93-2 reclassification                                        --         --        529,289         (529,289)
==============================================================================================================
Balance at December 31, 1999                             14,522,044    145,221    146,636,096       10,528,520
Exercise of stock options                                    19,001        190        185,805               --
Issuance of common stock                                      5,592         56         91,944               --
Net increase in net assets resulting from operations             --         --             --        7,540,688
Dividends declared on common stock ($1.19 per share)             --         --             --      (17,395,469)
SOP 93-2 reclassification                                        --         --       (534,468)         534,468
==============================================================================================================
Balance at December 31, 2000                             14,546,637    145,467    146,379,377        1,208,207
Exercise of stock options                                    34,000        340        373,660               --
Issuance of common stock, net                             3,661,398     36,614     37,364,863               --
Net decrease in net assets resulting from operations             --         --             --       (4,058,283)
Dividends declared on common stock ($0.38 per share)             --         --             --       (6,426,668)
SOP 93-2 reclassification                                        --         --        368,359         (368,359)
==============================================================================================================
Balance at December 31, 2001                             18,242,035   $182,421   $184,486,259      ($9,645,103)
==============================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                            MEDALLION FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

--------------------------------------------------------------------------------------------------------------------------
                                                                                    2001             2000             1999
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations              ($4,058,283)   $   7,540,688    $  21,093,707
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
      Depreciation and amortization                                              610,447          973,010          721,160
      Amortization of goodwill                                                   652,735          540,380          530,097
      Amortization of origination costs                                        1,595,237        1,116,223          971,091
      Accretion of negative goodwill                                                  --         (350,516)        (722,400)
      Increase in net unrealized (appreciation) depreciation                     140,477       (2,158,515)      12,259,566
      Net realized (gain) loss on investments                                  3,015,146        3,883,840      (22,545,017)
      Net realized gain on sales of loans                                     (1,511,112)      (2,813,900)      (3,014,478)
      Equity in losses of Media                                                3,374,955          421,155          214,314
      (Increase) decrease in valuation of collateral
        appreciation participation loans and servicing fee receivable          5,157,750       (3,100,000)              --
      Decrease (increase) in accrued interest receivable                       1,611,992         (330,616)      (1,307,617)
      Decrease (increase) in receivable from sale of loans                            --       10,563,503         (993,514)
      Decrease (increase) in servicing fee receivable                            999,687       (1,753,733)      (2,588,480)
      Decrease (increase) in other assets, net                                   419,754       (2,770,788)         (39,381)
      (Decrease) increase in accounts payable and accrued expenses              (618,504)      (1,744,426)       3,301,974
      (Decrease) increase in accrued interest payable                         (1,749,349)         (94,069)       1,374,721
                                                                           -----------------------------------------------
Net cash provided by operating activities                                      9,640,932        9,922,236        9,255,743
==========================================================================================================================
 CASH FLOWS FROM INVESTING ACTIVITIES
     Originations of investments                                            (134,753,029)    (197,512,295)    (303,335,260)
     Proceeds from sales and maturities of investments                       190,071,504      172,898,238      234,305,172
     Investments in and loans to Media, net                                   (8,176,586)       2,072,075          559,696
     Capital expenditures                                                       (493,556)        (626,169)      (1,117,474)
                                                                           -----------------------------------------------
 Net cash provided by (used for) investing activities                         46,648,333      (23,168,151)     (69,587,866)
==========================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of (repayment of) notes payable to banks         (72,700,000)     110,250,000       74,850,000
     Proceeds from issuance of senior secured notes                                   --               --       45,000,000
     Net repayment of commercial paper                                       (24,066,269)     (69,917,523)      (9,097,993)
     Proceeds from the issuance of (repayment of) notes payable to SBA        22,485,000       (1,410,000)     (32,590,000)
     Proceeds from exercise of stock options                                     374,000          185,995          110,625
     Payment of declared dividends to current shareholders                   (10,027,293)     (17,760,963)     (17,523,363)
     Proceeds from issuance of common stock                                   37,401,477           92,000               --
                                                                           -----------------------------------------------
 Net cash provided by (used for) financing activities                        (46,533,085)      21,439,509       60,749,269
==========================================================================================================================
NET INCREASE IN CASH                                                           9,756,180        8,193,594          417,146
CASH, beginning of year                                                       15,652,878        7,459,284        7,042,138
                                                                           -----------------------------------------------
CASH, end of year                                                          $  25,409,058    $  15,652,878    $   7,459,284
==========================================================================================================================
SUPPLEMENTAL INFORMATION
Cash paid during the year for interest                                     $  26,996,009    $  29,037,729    $  19,609,865
Cash paid during the year for income taxes                                            --               --           43,877
==========================================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                            MEDALLION FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

     Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC). As an adjunct to the Company's taxicab medallion finance business, the Company operates a taxicab rooftop advertising business, Medallion Taxi Media, Inc. (Media). (See Note 5)

     The Company also conducts its business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) section 7(a) program, Medallion Business Credit LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables, Medallion Capital, Inc.
(MCI) which conducts a mezzanine financing business, and Freshstart Venture Capital Corp. (FSVC), a Small Business Investment Company (SBIC) which also originates and services medallion and commercial loans.

(2) EFFECT OF NEW YORK CITY TERRORIST ATTACKS AND ECONOMIC RECESSION ON COMPANY OPERATIONS

     The terrorist attacks on New York City on September 11, 2001, created a tremendous amount of actual and collateral damage to the City, and to the people and businesses who live, work, and operate there. Thankfully, the Company and its employees were not directly impacted in a material way; however, indirectly there were repercussions on certain customers. The slowdown in traffic, tourism, and other personal concerns resulted in initial operating problems for certain of our medallion individual and fleet customers. We have worked with the borrowers to modify payment terms and establish a plan to enable these customers to again become current. There have been no reductions in New York City medallion values as a result of this event during 2001. The commercial lending side of the business also has several borrowers who were affected by this event. The taxi top advertising business, many of whose ads are from Broadway shows, suffered short term contract cancellations from these and other customers which reduced gross revenue by approximately $934,000 during 2001.

     The attacks also further exacerbated the recessionary trends, which had become more apparent as 2001 unfolded. The effects of a general economic slowdown has impacted the Company as evidenced by an increase in delinquencies and nonperforming loans, increased prepayment activity as borrowers sought lower rate financing with the Company or other lenders, and stresses on medallion and other collateral values, primarily in Chicago, and by reduced levels of advertising in Media.

     As a result of the above, the Company reassessed the loss potential on the loan portfolio, servicing asset, and other receivables which resulted in charges of $11,300,000 in the 2001 third quarter to provide reserves against or writedown the values of these assets which were impacted by the attacks and the recession in the economy. These charges included $4,050,000 related to the reversal of additional interest income related to collateral appreciation participation loans whose underlying collateral value dropped significantly during the quarter, $3,300,000 for additional unrealized depreciation on the investment portfolio, $2,050,000 to writedown the value of the servicing asset, primarily related to increased levels of prepayment activity, $1,350,000 related to the establishment of a reserve against a deferred tax asset in Media resulting from increased tax losses and tax loss carry back limitations, and $550,000 for the write-off of previously capitalized transaction costs for transactions which were no longer expected to close.

     The Company's bank loan matured on November 5, 2001. In addition, MFC was in default under its bank loan and its senior secured notes. By April 1, 2002, the Company and MFC obtained amendments to their bank loans and the senior secured notes. The amendments, in general, changed the maturity dates of the loans and notes, modified the interest rates borne on the loans and the secured notes, required certain immediate, scheduled or other prepayments of the loans and notes and reductions in the commitments under the loans, required the Company or MFC to engage or seek to engage in certain asset sales, instituted additional operating restrictions and reporting requirements. As modified by the amendments, the scheduled amortization on the loans and secured notes are as follows:

     The terms and maturities were changed from the prior agreement and are as follows:

                                                                                            Maturity
                                                                -------------------------------------------------------------------
                                  Principal       Payments                                   Monthly                   Principal
                                 outstanding        from                                   from July                  outstanding
                               at December 31, January 1, 2002                             2002 - May                 at and after
                                     2001     - March 31, 2002  April, 2002   May, 2002       2003      June, 2003    June 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Medallion Financial loans       $ 85,000,000     $13,711,270    $ 5,000,000  $66,288,730   $       --   $        --        $--
MFC loans                        148,000,000              --             --           --    6,166,667    80,166,663         --
MFC loans senior secured notes    45,000,000       1,000,000     13,143,125           --    1,285,703    16,714,142         --
                                -------------- ------------------------------------------------------------------------------------
Total                           $278,000,000     $14,711,270    $18,143,125  $66,288,730   $7,452,370   $96,880,805        $--
===================================================================================================================================

     In addition to the changes in maturity (acceleration of maturity dates in the case of MFC), the interest rates on the Company's bank loan and MFC's secured notes were increased, and additional fees were charged to renew and maintain the facilities and notes. The recent amendments contain substantial limitations on our ability to operate and in some cases require modifications to our previous normal course of operations. Covenants restricting investment in the Media and BLL subsidiaries, elimination of various intercompany balances between affiliates, limits on the amount and timing of dividends, and continuation of the prior financial and operating covenants were all tightened as a condition of renewal.

     While we have experienced difficulty complying with the restrictive covenants under our existing agreements, the Company believes it will be able to comply with all provisions of the amended agreements, including the accelerated maturity schedule. As of March 29, 2002, the Company had $29,000,000 of cash on hand. We may need to sell assets to meet the amortization requirements under these amendments. While we fully intend to comply with the covenants in recent amendments, we have failed to comply with similar covenants in our existing agreements. We are currently exploring refinancing options which would replace our obligations under the Company and MFC loans and the senior secured notes. We have signed a non-binding preliminary term sheet and we are currently engaged in discussions, and have received a proposal from, a nationally known asset-based lender to provide a refinancing for the obligations owed under our secured notes and bank loans. The proposed financing would enable the Company to refinance its existing indebtedness and provide additional capital with longer maturities, but there can be no assurance that such financing will be obtained, the date that it will be obtained or whether such financing would provide more operating flexibility than is provided under our current credit agreements. The failure to obtain such financing or alternative financing on a timely basis could have a material adverse effect on the Company. In addition, the Company is actively pursuing other financing options for individual subsidiaries with alternate financing sources, and is continuing the ongoing program of loan participations and sales to provide additional sources of funds for both external expansion and continuation of internal growth. The Company has also received preliminary offers from other nationally recognized lenders to refinance certain subsidiaries of the Company. Furthermore, the Company is considering the possibility of submitting an application to receive a bank charter, which if granted, would permit the Company to receive deposits insured by the Federal Deposit Insurance Corporation. The Company has held meetings with the relevant regulatory bodies in connection with such an application. There can be no assurances that such financings will be obtained or that any application related to a bank charter would be approved. The Company believes that its credit facilities with the SBA and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing operation of the Company's loan portfolio and advertising business.

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

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, except for Media. All significant intercompany transactions, balances, and profits have been eliminated in consolidation. The consolidated statements give retroactive effect to the merger with FSVC retroactively combined with the Company's financial statements as if the merger had occurred at the beginning of the earliest period presented.

     All significant intercompany transactions, balances, and profits have been eliminated in the use of the equity method. As a non-investment company, Media cannot be consolidated with the Company, which is an investment company under the 1940 Act. See Note 5 for the presentation of financial information for Media.

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

     Investments in equity securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market, are determined by the Board of Directors based upon assets and revenues of the underlying investee company as well as general market trends for businesses in the same industry. Included in equity investments at December 31, 2001 are marketable and non-marketable securities of approximately $925,000 and $2,667,000, respectively. At December 31, 2000, the respective balances were approximately $1,490,000 and $640,000.

     Because of the inherent uncertainty of valuations, the Board of Directors' estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

     The Company's investments consist primarily of long-term loans to persons defined by Small Business Administration (SBA) regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 56% and 58% of the Company's loan portfolio at December 31, 2001 and 2000, respectively, had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 81% and 77%, respectively, are in New York City. These loans are secured by the medallions, taxicabs and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, personally guaranteed by the owners. A portion of the Company's portfolio represents loans to various commercial enterprises, including finance companies, wholesalers, dry cleaners, restaurants, and real estate. These loans are secured by various equipment and/or real estate and are generally guaranteed by the owners, and in certain cases, by the equipment dealers. These loans are made primarily in the metropolitan New York City area. The remaining portion of the Company's portfolio is from the origination of loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the U.S. Congress.

     Collateral Appreciation Participation Loans

     During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $29,800,000, of which $20,850,000 were syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral. During 2001, the effect of the economic downturn began to stress the value of Chicago taxi medallions, which accelerated in the 2001 third quarter. As a result, the Company determined that the previously recorded appreciation was no longer supported by current Chicago medallion prices, and therefore adjusted the carrying values down, to their original face value of $8,950,000, which represented approximately 2% of its total investment portfolio. Additional interest income was reduced $3,100,000 for 2001, compared to increases of $3,100,000 and $0 for 2000 and 1999, and is reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets. As a regulated investment company, the Company is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments. The Company feels that it has adequately calculated the fair market value on these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices. The loans are due in March 2005, but may be prepaid at the borrowers option. If that occurs, the Company expects to refinance the loans with the existing borrower, including the syndicated portion, at that time at the rates and terms prevailing at that time.

     Investment Transactions and Income Recognition

     Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to the yield of the related loans. At December 31, 2001 and 2000, net origination costs totaled approximately $2,149,000 and $2,460,000. Amortization expense for the years ended December 31, 2001, 2000, and 1999 was approximately $1,595,000, $1,116,000, and $971,000.

     Interest income is recorded on the accrual basis. Loans are placed on non-accrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on non-accrual loans is recognized when cash is received. At December 31, 2001 and 2000 total non-accrual loans were approximately $35,782,000 and $19,973,000. For the years ended December 31, 2001, 2000 and 1999 the amount of interest income on non accrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $3,737,000, $1,716,000, and $1,791,000.

     Loan Sales and Servicing Fee Receivable

     The Company currently accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125." SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.

     The principal portion of loans serviced for others by the Company was approximately $229,349,000 and $223,574,000, at December 31, 2001 and 2000.

     Gain or losses on loan sales are primarily attributable to the sale of commercial loans which have been at least partially guaranteed by the SBA. The Company recognizes gains or losses from the sale of the SBA-guaranteed portion of a loan at the date of the sales agreement when control of the future economic benefits embodied in the loan is surrendered. The gains are calculated in accordance with SFAS 140, which requires that the gain on the sale of a portion of a loan be based on the relative fair values of the loan sold and the loan retained. The gain on loan sales is due to the differential between the carrying amount of the portion of loans sold and the sum of the cash received and the servicing fee receivable. The servicing fee receivable represents the present value of the difference between the servicing fee received by the Company (generally 100 to 400 basis points) and the Company's servicing costs and normal profit, after considering the estimated effects of prepayments and defaults over the life of the servicing agreement. In connection with calculating the servicing fee receivable, the Company must make certain assumptions including the cost of servicing a loan including a normal profit, the estimated life of the underlying loan that will be serviced, and the discount rate used in the present value calculation. The Company considers 40 basis points to be its cost plus a normal profit and uses the note rate plus 100 basis points for loans with an original maturity of ten years as the discount rate. The note rate is generally the prime rate plus 2.75%.

     The servicing fee receivable is amortized as a charge to loan servicing fee income over the estimated lives of the underlying loans using the effective interest rate method. The Company reviews the carrying amount of the servicing fee receivable for possible impairment by stratifying the receivables based on one or more of the predominant risk characteristics of the underlying financial assets. The Company has stratified its servicing fee receivable into pools by period of creation, generally one year, and the term of the loan underlying the servicing fee receivable. If the estimated present value of the future servicing income is less than the carrying amount, the Company establishes an impairment reserve and adjusts future amortization accordingly. If the fair value exceeds the carrying value, the Company may reduce future amortization. The servicing fee receivable is carried at the lower of amortized cost or fair value. The carrying amount of the servicing fee receivable, net of reserves, at December 31, 2001 and 2000 was approximately $3,575,000 and $6,633,000. During the year ended December 31, 2001, the Company recognized a servicing fee receivable totaling $472,000 and had $1,300,000 of servicing fee receivable amortization.

     The estimated net servicing income is based, in part, on management's estimate of prepayment speeds, including default rates, and accordingly, there can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing assets will be accelerated and it's value will decline; and as a result, servicing income during that and subsequent periods would decline. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and servicing income would increase. The constant prepayment rates utilized by the Company in estimating the lives of the loans depend on the original term of the loan, industry trends, and the Company's historical data. During 2001, the Company began to experience an increase in prepayment activity and delinquencies. These trends continued to worsen during 2001, and as a result the Company revised its prepayment assumptions on certain loan pools from 15% to between 25% and 35%. This resulted in a $2,171,000 charge to operations, increasing the reserve for impairment of the servicing fee receivable during 2001. During 2000 and 1999, the Company used an estimated constant prepayment rate of 15%. The prepayment rate of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers. At December 31, 2001, the Company determined the fair value of its servicing fee receivable to be $3,706,000 using a present value of expected cash flows methodology.

     The activity in the reserve for servicing fee receivable follows:

--------------------------------------------------------------------------------
                                                       Year Ended December 31,
                                                    ----------------------------
                                                       2001         2000    1999
--------------------------------------------------------------------------------
Beginning Balance                                   $  205,000   $     --    $--
Additions charged to operations                      2,171,000    205,000     --
--------------------------------------------------------------------------------
Ending Balance                                      $2,376,000   $205,000    $--
================================================================================

     The Company also has the option to sell the unguaranteed portions of loans to third party investors. The gain or loss on such sales will be calculated in accordance with SFAS No. 140. The discount related to unguaranteed portions sold would be reversed and the Company would recognize a servicing fee receivable or liability based on servicing fees retained by the Company. The Company is required to retain at least 5% of the unguaranteed portion of SBA guaranteed loans. The Company had sales of unguaranteed portions of loans to third party investors of $0 and $2,500,000 for the years ended December 31, 2001 and 2000.

     Unrealized Appreciation/(Depreciation) and Realized Gains/(Losses) on Investments

     The change in unrealized appreciation/(depreciation) of investments is the amount by which the fair value estimated by the Company is greater/(less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and write-offs of loans or assets acquired in satisfaction of loans, net of recoveries. An analysis of the unrealized appreciation /(depreciation) and realized (gains) losses on investments for the years ended December 31, 2001 and 2000 is as follows:

--------------------------------------------------------------------------------
                                                   Equity
                                       Loans       Investments         Total
--------------------------------------------------------------------------------
Balance, December 31, 1998          ($2,164,292)   $  4,853,976    $  2,689,684
Change in unrealized:
    Appreciation on investments              --      12,966,343      12,966,343
    Depreciation on investments      (7,208,586)       (208,853)     (7,417,439)
Realized:
    Gains on investments                     --     (18,197,295)    (18,197,295)
    Losses on investments               388,825              --         388,825
================================================================================
Balance, December 31, 1999          ($8,984,053)      ($585,829)    ($9,569,882)
Change in unrealized:
    Appreciation on investments         412,807         200,000         612,807
    Depreciation on investments        (636,367)        (20,767)       (657,134)
Realized:
    Gains on investments                 (2,573)        (15,981)        (18,554)
    Losses on investments             2,221,396              --       2,221,396
================================================================================
Balance, December 31, 2000           (6,988,790)       (422,577)     (7,411,367)
Change in unrealized:
    Appreciation on investments              --       2,937,051       2,937,051
    Depreciation on investments      (6,495,139)       (915,492)     (7,410,631)
Realized:
    Gains on investments                 (3,155)             --          (3,155)
    Losses on investments             3,862,449         450,014       4,312,463
    Other                                (1,669)         76,256          74,587
--------------------------------------------------------------------------------
Balance, December 31, 2001          ($9,626,304)   $  2,125,252     ($7,501,052)
================================================================================

     For the years ended December 31, 2001, 2000, and 1999, gross unrealized appreciation/(depreciation) and gross realized gains/(losses) were as follows:

---------------------------------------------------------------------------------------
                                                2001           2000            1999
---------------------------------------------------------------------------------------
Increase in net unrealized appreciation
  (depreciation) on investments

Unrealized appreciation                      $ 2,937,051    $   612,807    $ 12,966,343
Unrealized depreciation                       (7,410,631)      (657,134)     (7,417,439)
Realized gain                                   (120,545)       (18,554)    (18,197,295)
Realized loss                                  4,432,851      2,221,396         388,825
Other                                             20,797             --              --
---------------------------------------------------------------------------------------
Total                                          ($140,477)   $ 2,158,515    ($12,259,566)
=======================================================================================
Net realized gain (loss) on investments
Realized gain                                $ 1,127,593    $   273,676    $ 23,133,859
Realized loss                                 (4,124,079)    (4,157,516)       (588,842)
Direct charge-off                                (18,660)            --              --
---------------------------------------------------------------------------------------
    Total                                    ($3,015,146)   ($3,883,840)   $ 22,545,017
=======================================================================================

     Goodwill

     Cost of purchased businesses in excess of the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over fifteen years. The excess of fair value of net assets over cost of businesses acquired (negative goodwill) was accreted on a straight-line basis over approximately four years. The Company reviews its goodwill for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, and if appropriate, reduces the carrying amount through a charge to income. See Note 10 for additional information related to a new accounting pronouncement on goodwill.

     Fixed Assets

     Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 5 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense for the years ended December 31, 2001, 2000, and 1999 was approximately $610,000, $973,000, and $721,000.

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

     Deferred Costs

     Deferred financing costs, included in other assets, represents costs associated with obtaining the Company's borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was approximately $555,000, $333,000, and $176,000. In addition, the Company capitalizes certain costs for transactions in the process of completion including those for acquisitions, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any amounts will be amortized against income over an appropriate period or capitalized as goodwill. The amounts on the balance sheet for all of these purposes as of December 31, 2001 and 2000 was $2,540,000 and $869,000.

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

     Net Increase in Net Assets Resulting from Operations per Share (EPS)

     Basic earnings per share is computed by dividing net increase in net assets resulting from operations available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average dilutive effect of the Company's common stock and stock options. Basic and diluted EPS for the years ended December 31, 2001, 2000, and 1999 are as follows:

---------------------------------------------------------------------------------------------------------------
                                                                         2001           2000           1999
                                                                     ------------------------------------------
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in net assets resulting                       ($4,058,283)   $ 7,540,688    $21,093,707
   from operations available to common shareholders
---------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding applicable to basic EPS     16,852,179     14,536,942     14,515,660
Effect of dilutive stock options /(1)/                                         --         39,241        104,777
                                                                     ------------------------------------------
Adjusted weighted average common shares
  outstanding applicable to diluted EPS                                16,852,179     14,576,183     14,620,437
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                   ($0.24)   $      0.52    $      1.45
Diluted earnings per share                                                  (0.24)          0.52           1.44
===============================================================================================================

/(1)/Because there is a net loss in 2001, the effect of stock options is a antidilutive, and therefore is not presented.
--------------------------------------------------------------------------------

     Dividends to Shareholders

     On December 31, 2001, a dividend of $0.09 per share was declared. The dividend was paid on January 14, 2002, to shareholders of record on December 31, 2001. The tax character of distributions for 2001 and 2000 tax reporting purposes was as follows:

-------------------------------------------------------------------------------
                                           2001            2000            1999
                                     ------------------------------------------
Dividends paid from:
  Ordinary income                    $6,426,668     $ 6,651,720     $ 8,505,156
  Long-term capital gain                     --      10,743,749       9,863,299
                                     ------------------------------------------
Total income dividends                6,426,668      17,395,469      18,368,455
  Return of Capital                          --              --              --
                                     ------------------------------------------
Total dividends                      $6,426,668     $17,395,469     $18,368,455
===============================================================================

     Our ability to make dividend payments is further restricted by certain financial covenants contained in our credit agreements, which requires paydowns on amounts outstanding if dividends exceed certain amounts, and generally disallow any dividend until July 1, 2002, and by SBA regulations and under the terms of the SBA debentures. As of December 31, 2001, all required dividends for tax purposes had been made or declared to be paid.

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

     Derivatives

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards regarding accounting and reporting requirements for derivative instruments and hedging activities. In June 1999, the Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The new standard deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 beginning January 1, 2001. The cumulative effect of adoption was not material.

     The Company is party to certain interest rate cap agreements. These contracts were entered into as part of the Company's management of interest rate exposure and effectively limit the amount of interest rate risk that may be taken on a portion of the Company's outstanding debt. All interest rate caps are designated as hedges of certain liabilities, however, any hedge ineffectiveness is charged to earnings in the period incurred. Premiums paid on the interest rate caps were previously amortized over the lives of the cap agreements and amortization of these costs was recorded as an adjustment to interest expense. Upon adoption of SFAS 133, the interest rate caps are recorded at fair value, which is determined based on information provided by the Company's counterparties. Interest settlements, if any, are recorded as a reduction of interest expense over the life of the agreements. The fair value of the Company's interest rate cap agreement as of December 31, 2001 was $0.

     Reclassifications

     Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(4) BUSINESS COMBINATIONS

     FSVC

     On October 2, 2000, the Company completed the merger with FSVC. The Company issued 0.23865 shares of its common stock for each outstanding share of FSVC, for a total of 518,449 shares of the Company's common stock. The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting for financial reporting purposes. The following table sets forth the results of operations of FSVC and the Company for the nine months ended September 30, 2000 and the year ended December 31, 1999.

----------------------------------------------------------------------------------------
(Dollars in thousands)                          The Company/(1)/   Freshstart   Combined
----------------------------------------------------------------------------------------
For the nine months ended September 30, 2000
Total investment income                             $40,758            $1,864    $42,622
Net increase in net assets from operations           11,173               361     11,534
For the year ended December 31, 1999
Total investment income                              41,380             2,696     44,076
Net increase in net assets from operations           20,880/(1)/          214     21,094
========================================================================================

/(1)/ "The Company" column includes elimination entries for the intercompany transactions.
--------------------------------------------------------------------------------

(5) INVESTMENT IN AND LOANS TO MEDIA

     The statements of operations of Media for the years ended December 31, 2001, 2000, and 1999 were as follows:

-----------------------------------------------------------------------------
                                                  December 31,
                                   ------------------------------------------
                                           2001            2000          1999
-----------------------------------------------------------------------------
Advertising revenue                $ 13,249,993    $ 11,144,349    $9,878,117
Cost of fleet services                7,592,173       5,750,203     4,261,673
                                   ------------------------------------------
Gross profit                          5,657,820       5,394,146     5,616,444
Other operating expenses              7,907,994       6,056,576     5,223,833
                                   ------------------------------------------
Income (loss) before taxes           (2,250,174)       (662,430)      392,611
Income tax provision (benefit)        1,124,781        (241,275)      134,125
                                   ------------------------------------------
Net income (loss)                   ($3,374,955)      ($421,155)   $  258,486
=============================================================================

     As a result of the events in New York City on September 11, 2001, certain advertisers reduced the levels of advertisements for a period, which included late September and a portion of the fourth quarter. Media took steps to reduce the costs associated with this reduced level of advertising. The decline in revenue from these reductions was approximately $934,000 in 2001 before considering the benefits of cost reduction initiatives.

     Also included in 2001 was a $1,500,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes. During 2001, primarily as a result of expansion into numerous cities and the lag associated with selling those taxi tops, Media began to incur losses for both financial reporting and tax purposes, indicating that this deferred tax asset now represents a receivable or refund from the tax authorities for those taxes previously paid. However, due to statutory limitations on Media's ability to carry these tax losses back more than two years, and the uncertainties concerning the level of Media's taxable income in the future, Media determined to reserve against the receivable. In March 2002 Congress passed and the President signed, an economic stimulus bill that among its provisions included a carryback provision for five years. As a result, Media will be able to carryback an additional $724,000 in 2002 and retain a tax carryforward of $1,123,000 for the balance of taxes paid.

     The balance sheets at December 31, 2001 and 2000 for Media were as follows:

-------------------------------------------------------------------------------
                                                            December 31,
                                                   ----------------------------
                                                          2001             2000
-------------------------------------------------------------------------------
Cash                                               $   270,350      $     5,259
Accounts receivable                                  1,531,183        2,652,055
Equipment, net                                       3,068,854        3,281,011
Goodwill                                             2,086,760        1,659,624
Prepaid signing bonuses                              2,890,613        1,521,253
Federal income tax receivable                        1,106,778               --
Other                                                  342,118        2,882,750
Due from parent                                             --          321,723
                                                   ----------------------------
Total assets                                       $11,296,656      $12,323,675
===============================================================================
Accounts payable and accrued expenses              $ 1,822,386      $   683,369
Note payable-bank                                    2,117,462        3,900,000
Deferred revenue                                       755,358        5,453,550
Intercompany payables                                7,697,309               --
Federal income tax payable                               9,168               --
                                                   ----------------------------
Total liabilities                                   12,401,683       10,036,919
                                                   ----------------------------
Equity                                               1,001,000        1,001,000
Retained earnings (deficit)                         (2,106,027)       1,285,756
                                                   ----------------------------
Total equity (deficit)                              (1,105,027)       2,286,756
                                                   ----------------------------
Total liabilities and equity                       $11,296,656      $12,323,675
===============================================================================

     During 2001, Media's operations were constrained by a very difficult advertising environment compounded by the rapid expansions of tops inventory that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue. Also, a substantial portion of Media's revenues in 2001 arose from the realization of amounts that had been paid for and deferred from prior periods. Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights, to better align ongoing revenues and expenses, and to maximize cash flow from operations. Media's growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from September 11th and the economic downturn, which has resulted in operating losses and a drain on cash flow, as well as the limitation on funding that can be provided by the Company in accordance with the terms of the bank agreements. Media has developed an operating plan to fund only necessary operations out of available cash flow and to escalate its sales activities to generate new revenues. Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historical levels.

     In July 2001, Media acquired certain assets and assumed certain liabilities of MMJ, a taxi advertising operation similar to those operated by Media in the U.S., which has advertising rights on approximately 7,000 cabs (1,000 rooftop displays and 6,000 interior racks) servicing various cities in Japan. The transaction has been accounted for as a purchase for financial reporting purposes and is included in Media's financial statements above. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the next three years.

(6) COMMERCIAL PAPER, NOTES PAYABLE TO BANKS AND SENIOR SECURED NOTES

     Borrowings under the commercial paper, revolving credit, and senior note agreements are secured by the assets of the Company. The outstanding balances were as follows as of December 31, 2001 and 2000.

--------------------------------------------------------------------------------
Description                                                  2001           2000
--------------------------------------------------------------------------------
Commercial paper                                     $         --   $ 24,066,269
Bank loans                                            233,000,000    305,700,000
Senior secured notes                                   45,000,000     45,000,000
--------------------------------------------------------------------------------
Total                                                $278,000,000   $374,766,269
================================================================================

     (a) Commercial Paper

     On January 18, 2001, Fitch IBCA lowered our senior secured debt rating and secured commercial paper rating to "BB+" and "B", respectively, and removed them from negative watch. At December 31, 2001 and 2000, MFC had approximately $0 and $24,066,000 outstanding at a weighted average interest rate of 0% and 7.10%. For the year ended December 31, 2001 and 2000, MFC's weighted average borrowings related to commercial paper were $2,027,000 and $135,568,000 with a weighted average interest rate of 7.31% and 7.25%. Commercial paper outstandings are deducted from the bank loans which acted as a liquidity facility for the commercial paper. During the 2001 third quarter, the commercial paper program matured and was terminated.

     (b) Bank Loans

     On March 27, 1992 (and as subsequently amended), MFC entered into a line of credit with a group of banks. Effective on February 10, 2000, MFC extended the Revolver until June 30, 2001 at an aggregate credit commitment amount of $220,000,000, an increase from $195,000,000 previously, pursuant to the Loan Agreement dated December 24, 1997. Amounts available under the Revolver were reduced by amounts outstanding under the commercial paper program as the Revolver acted as a liquidity facility for the commercial paper program. As of December 31, 2001 and 2000, amounts available under the Revolver were $0 and $234,000. On June 29, 2001 MFC renewed the Revolver until June 30, 2002, which was further amended on February 20, 2002. The Revolver matures June 30, 2002, and if not renewed, the Revolver agreement provides that each bank shall extend a term loan equal to its share of the principal amount outstanding of the revolving credit agreement. Maturity of the term note shall be the earlier of one year with a two year amortization schedule or any other date on which it becomes payable in accordance with the Revolver agreement. Interest and principal payments are paid monthly. Interest is calculated monthly at either the bank's prime rate or a rate based on the adjusted London Interbank Offered Rate of interest (LIBOR) at the option of MFC. Substantially, all promissory notes evidencing MFC's investments are held by a bank as collateral agent under the agreement. MFC is required to pay an annual facility fee of 20 basis points on the unused portion of the Revolver's aggregate commitment. Commitment fee expense for the years ended December 31, 2001, 2000, and 1999 was approximately $51,000, $386,000 and $388,000. Outstanding borrowings under the Revolver were $148,000,000 and $195,700,000 at weighted average interest rates of 4.75% and 7.68% at December 31, 2001 and 2000. Average borrowings outstanding under the Revolver were $188,775,000 and $76,812,000 for 2001 and 2000. MFC is required under the Revolver to maintain minimum tangible net assets of $65,000,000 and certain financial ratios, as defined therein. The Revolver agreement contains other restrictive covenants, including a limitation of $500,000 for capital expenditures.

     On July 31, 1998, (and as subsequently amended) the Company and MBC entered into a committed revolving credit agreement (the Loan Agreement) with a group of banks. On September 21, 2001, the Loan Agreement was extended to November 5, 2001 to allow for continuation of renewal discussions which were completed and an amendment signed on February 20, 2002. As of December 31, 2001 and 2000, amounts available under the loan agreement were $25,000,000 and $3,500,000.

     The Company's bank loan matured on November 5, 2001. In addition, MFC was in default under its bank loan and its senior secured notes. In April, 2002, the Company and MFC obtained amendments to their bank loans and senior secured notes. The amendments, in general, changed the maturity dates of the loans and notes, modified the interest rates borne on the bank loans and the secured notes, required certain immediate, scheduled or other prepayments of the loans and notes and reductions in the commitments under the bank loans, required the Company or MFC to engage or seek to engage in certain asset sales, instituted additional operating restrictions and reporting requirements. As modified by the amendments, the scheduled amortization on the bank loans and secured notes are as follows:

                                                                                          Maturity
                                                                 ----------------------------------------------------------------
                                                                                                                   Principal
                                 Principal                                                 Monthly                outstanding
                                 outstanding   Payments from                              from July               at and after
                                 at December   January 1, 2002-                           2002 - May              June 30,
                                 31, 2001      March 31, 2002    April, 2002  May, 2002      2003      June, 2003     2003
---------------------------------------------------------------------------------------------------------------------------------
Medallion Financial loans        $ 85,000,000  $13,711,270       $  5,000,000 $66,288,730 $       -- $         --     $ --

MFC loans                         148,000,000           --                 --          --  6,166,667   80,166,663       --

MFC loans senior secured notes     45,000,000    1,000,000         13,143,125          --  1,285,703   16,714,142       --
                                 -----------------------------------------------------------------------------------------------
Total                            $278,000,000  $14,711,270       $ 18,143,125 $66,288,730 $7,452,370 $ 96,880,805     $ --
================================================================================================================================

     In addition to the change in maturity (acceleration of maturity dates in case of MFC), the interest rates on the Company's bank loan and MFC's secured notes were increased, and additional fees were charged to renew, and maintain the facilities and notes. The recent amendments contain substantial limitations on our ability to operate and in some cases require modifications to our previous normal course of operation. Covenants restricting investment in the Media and BLL subsidiaries, elimination of various intercompany balances between affiliates, limits on the amount and timing of dividends, and continuation of the prior financial and operating covenants were all tightened as a condition of renewal.

     While we have experienced difficulty complying with the restrictive covenants under our existing agreements, the Company believes it will be able to comply with all provisions of the amended agreements, including the accelerated maturity schedule. As of March 29, 2002, the Company had $29,000,000 of cash on hand. We may need to sell assets to meet the amortization requirements under these amendments. While we fully intend to comply with the covenants in recent amendments, we have failed to comply with similar covenants in our existing agreements. We are currently exploring refinancing options which would replace our obligations under the Company and MFC loans and the senior secured notes. We have signed a non-binding preliminary term sheet and we are currently engaged in discussions, and have received a proposal from, a nationally known asset-based lender to provide a refinancing for the obligations owed under our secured notes and bank loans. The proposed financing would enable the Company to refinance its existing indebtedness and provide additional capital with longer maturities, but there can be no assurance that such financing will be obtained, the date that it will be obtained or whether such financing would provide more operating flexibility than is provided under our current credit agreements. The failure to obtain such financing or alternative financing on a timely basis could have a material adverse effect on the Company. In addition, the Company is actively pursuing other financing options for individual subsidiaries with alternate financing sources, and is continuing the ongoing program of loan participations and sales to provide additional sources of funds for both external expansion and continuation of internal growth. The Company has also received non-binding preliminary proposals from other nationally recognized lenders to refinance certain subsidiaries of the Company. Furthermore, the Company is considering the possibility of submitting an application to receive a bank charter, which if granted, would permit the Company to receive deposits insured by the Federal Deposit Insurance Corporation. The Company has held meetings with the relevant regulatory bodies in connection with such an application. There can be no assurances that such financings will be obtained or that any application related to a bank charter would be approved. The Company believes that is credit facilities with the SBA and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing operation of the Company. As a result of the recent amendments to the bank loans and senior secured notes, the Company's cost of funds will increase in 2002 until the debts mature and are paid off. As noted above, the amendments entered into during 2002 to the Company's bank loans and senior secured notes involved changes, and in some cases increases, to the interest rates payable thereunder. In addition, during events of default, the interest rate borne on the lines of credit is based upon a margin over the prime rate rather than LIBOR. The bank lines of credit are priced on a grid depending on leverage and were at LIBOR plus 325 basis points for the Company and LIBOR plus 250 basis points for MFC as of April 1, 2002. The senior secured notes adjusted to 8.35% effective March 29, 2002, and thereafter adjust upwards an additional 50 basis points on a quarterly basis until maturity. In addition to the interest rate charges, $1,654,000 has been incurred through April 1, 2002 for attorneys and other professional advisors, most working on behalf of the lenders, which will be expensed over the remaining lives of the related debt outstanding.

     We are a party to three financing agreements: 1) the Second Amended and Second Amended and Restated Loan Agreement, dated as of September 22, 2000, among the Company, Medallion Business Credit, LLC and the parties thereto (the Company Bank Loan); 2) the Amended and Restated Loan Agreement, dated as of December 24, 1997, as amended, among MFC and the parties thereto (the MFC Bank
Loan); and 3) the Note Purchase Agreements, each dated as of June 1, 1999, as amended, between the Company and the note purchasers thereto (the MFC Note Agreements).

     In the fourth quarter of 2001, the Company Bank Loan matured, and MFC was in default under both the MFC Bank Loan and the MFC Note Agreements. In 2002, the Company and MFC entered into amendments to such agreements. In addition to imposing maturities and scheduled amortization requirements, the amendments also instituted various other prepayment requirements: (a) the Company is required to repay to MFC an intercompany receivable in excess of $8 million by May 15, 2002, and (b) MFC is required to use its best efforts to sell a portion its laundromat and dry cleaning loans in its commercial loan portfolio by May 31, 2002, and its Chicago Yellow Cab loan portfolio before November 1, 2002. The proceeds from these repayments and sales must be used to repay the Company's or MFC's indebtedness, as applicable. In addition, the amendments require MFC to further amend the MFC Note Agreements and the MFC Bank Loan to provide for periodic prepayments of the indebtedness thereunder out of excess cash flow.

     The Company Bank Loan, MFC Bank Loan, and the MFC Note Agreements contain substantial limitations on our ability to operate and in some cases require modifications to our previous normal course of operations. Under all of the agreements, if our outstanding debt exceeds the borrowing base, as defined in each agreement, then we must repay the outstanding indebtedness that exceeds the borrowing base within five business days. The agreements, collectively, also contain financial covenants, including a maximum consolidated leverage ratio, maximum combined leverage ratio, minimum EBIT to interest expense ratio, minimum asset quality ratio, minimum tangible net worth and maximum losses of Media. The agreements also impose limitations on our ability to incur liens and indebtedness, merge, consolidate, sell or transfer assets, loan and invest in third parties and our subsidiaries, repurchase or redeem stock, purchase portfolios, acquire other entities, amend certain material agreements, make capital expenditures, have outstanding intercompany receivables and securitize our assets. They prohibit (a) the Company and MFC from paying dividends prior to July 1, 2002, (b) MFC from paying more than $2 million of dividends between July 1, 2002 and September 12, 2002 and (c) the Company from paying dividends after September 12, 2002 unless it certifies that it will be in pro forma compliance with amortization requirements for the remainder of 2002 after paying the dividend. Lastly, the agreements limit the amount of investments we can make in our subsidiaries and the creation of new subsidiaries.

     The Company paid amendment fees of $255,000, and MFC paid amendment fees of $478,000 and is obligated to pay an additional amendment fee on June 28, 2002 equal to 0.20% of the amount outstanding under the MFC Bank Loan and the MFC Note Agreements. Additionally, under the MFC Note Agreements and MFC Bank Loan, MFC is obligated to pay the lenders and note holders an aggregate monthly fee of $25,000 commencing on June 30, 2002 and increasing by $25,000 each month.

     We are currently engaged in discussions, and have received a proposal from, a nationally known asset based lender to provide a refinancing for the obligations owed under our term loan and revolving credit agreement, but there can be no assurance that such financing will be obtained, the date that it will be obtained or whether such financing would provide more operating flexibility than is provided under our current credit agreements.

     Interest and principal payments are paid monthly. Interest is calculated monthly at either the bank's prime rate or a rate based on the adjusted LIBOR rate at the option of the Company. Substantially all promissory notes evidencing the Company's investments are held by a bank as collateral agent under the Loan Agreement. The Company is required to pay an annual facility fee of 15 basis points on the amount of the aggregate commitment. Commitment fee expenses for the years ended December 31, 2001, 2000 and 1999 were approximately $165,000, $257,000, and $108,000. Outstanding borrowings under the Loan Agreement were $85,000,000 and $106,500,000 at a weighted average interest rate of 6.25% and 8.09% at December 31, 2001 and 2000. The Company is required under the Revolver to maintain certain levels of medallion loans and certain financial ratios, as defined therein. The Loan Agreement contains other restrictive covenants, including a limitation of $1,000,000 for capital expenditures per annum.

     On March 6, 1997, FSVC established a $5,000,000 line of credit with a bank at a rate of LIBOR plus 1.75%. Pursuant to the terms of the line of credit, the Company is required to comply with certain terms, covenants, and conditions, including maintaining minimum balances with the bank. The line of credit was unsecured. In connection with the FSVC's merger, the line was reduced to $3,500,000, and was subsequently paid off in July 2001.

     The weighted average interest rate for the Company's consolidated outstanding revolver borrowings at December 31, 2001 and 2000 was 5.80% and 7.83%. During the years ended December 31, 2001 and 2000, the Company's weighted average borrowings were $283,963,000 and $180,712,000 with a weighted average interest rate of 6.91% and 7.77%, respectively.

     (c) Senior Secured Notes

     On June 1, 1999, MFC issued $22.5 million of Series A senior secured notes that mature on June 30, 2003 and on September 1, 1999, MFC issued $22.5 million of Series B senior secured notes that mature on June 30, 2003 (together, the Notes). The Notes bear a fixed rate of interest of 7.35% and interest is paid monthly in arrears effective with the amendments described above. The notes reprice quarterly beginning April 1, 2002 to 8.15% and further adjust to 8.75% on July 1, 2002 and increase an additional 50 basis points every quarter to maturity. The Notes rank pari passu with the bank agreements through inter-creditor agreements and generally are subject to the same terms, conditions, and covenants as the bank agreements. See also the discussion of recent amendment in the Bank Loans section above.

     (d) Interest Rate Cap Agreements

     On June 22, 2000, MFC entered into an interest cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 7.25% until June 24, 2002. Premiums paid under interest rate cap agreements of $91,000, $84,000, and $73,000 were expensed in 2001, 2000, and
1999. There are no unamortized premiums on the balance sheet as of December 31, 2001.

     The Company is exposed to credit loss in the event of nonperformance by the counterparties on the interest rate cap agreements. The Company does not anticipate nonperformance by the counterparty.

(7) SBA DEBENTURES PAYABLE

     Outstanding SBA debentures are as follows at December 31, 2001 and 2000:

------------------------------------------------------------------------------
Due Date                                    2001          2000   Interest Rate
------------------------------------------------------------------------------
September 1, 2011                    $17,985,000   $        --            6.77%
December 1, 2006                       5,500,000     5,500,000            7.08
December 1, 2011                       4,500,000            --            3.38
March 1, 2007                          4,210,000     4,210,000            7.38
September 1, 2007                      4,060,000     4,060,000            7.76
June 1, 2007                           3,000,000     3,000,000            7.07
March 1, 2006                          2,000,000     2,000,000            7.08
December 16, 2002                      1,300,000     1,300,000            4.51
June 1, 2005                             520,000       520,000            6.69
December 1, 2005                         520,000       520,000            6.54
June 1, 2006                             250,000       250,000            7.71

                                     -----------------------------------------
                                     $43,845,000   $21,360,000
==============================================================================

     During 2001, FSVC and MCI were approved by the SBA to receive $36 million each in funding over a period of 5 years. MCI drew down $10,500,000 during June 2001 and $4,500,000 during December, 2001. In July, 2001 FSVC drew down $7,485,000 and in January 2002 drew down an additional $6,000,000.

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

(8) STOCK OPTIONS

     The Company has a stock option plan (1996 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 1996 Stock Option Plan, which was approved by the Board of Directors and shareholders on May 22, 1996, provides for the issuance of a maximum of 750,000 shares of common stock of the Company. On June 11, 1998, the Board of Directors and shareholders approved certain amendments to the Company's 1996 Stock Option Plan, including increasing the number of shares reserved for issuance from 750,000 to 1,500,000. At December 31, 2001, 267,279 shares of the Company's common stock remained available for future grants. The 1996 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company's common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

     A Non-Employee Director Stock Option Plan (the Director Plan) was also approved by the Board of Directors and shareholders on May 22, 1996. On February 24, 1999, the Board of Directors amended and restated the Director Plan in order to adjust the calculation of the number of shares of the Company's common stock issuable under options (Options) to be granted to a Non-employee Director upon his or her re-election. Under the prior plan the number of options granted was obtained by dividing $100,000 into the current market price for the common stock. The Director Plan calls for the grant of options to acquire 9,000 shares of common stock upon election of a non-employee director. It provides for an automatic grant of options to purchase 9,000 shares of the Company's common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company's common stock are issuable under the Director Plan. At December 31, 2001, 32,635 shares of the Company's common stock remained available for future grants. The grants of stock options under the Director Plan are automatic as provided in the Director Plan. The option price per share may not be less than the current market value of the Company's common stock on the date the option is granted. Options granted under the Director Plan are exercisable annually, as defined in the Director Plan. The term of the options may not exceed five years.

     The Company records stock compensation in accordance with APB Opinion No.
25. Had compensation cost for stock options been determined based on the fair value at the date of grant, consistent with the provisions of SFAS 123, the Company's net increase in net assets resulting from operations would have been increased/(reduced) to the pro forma amounts indicated below:

---------------------------------------------------------------------------------------------
                                                                    December 31,
                                                       --------------------------------------
                                                              2001         2000          1999
---------------------------------------------------------------------------------------------
Net (decrease) increase in net assets resulting
 from operations
As reported                                            $(4,058,283)  $7,540,688   $21,093,707
Pro forma(1)                                            (3,618,507)   6,552,531    20,710,412
Per share diluted
As reported                                            $     (0.24)  $     0.52   $      1.44
Pro forma(1)                                                 (0.22)        0.45          1.42
=============================================================================================

(1) During 2001, the impact of employee forfeitures exceeded the pro forma compensation expense related to grants and, accordingly, the pro forma impact reduced the Company's net decrease in net assets resulting from operations.

     The weighted average fair value of options granted during the years ended December 31, 2001, 2000, and 1999 was $2.79, $3.98, and $4.32 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. However, management believes that such a model may or may not be applicable to a company regulated under the 1940 Act. The following weighted average assumptions were used for grants in 2001, 2000 and 1999:

--------------------------------------------------------------------------------
                                                         Year ended December 31,
                                                         -----------------------
                                                         2001     2000     1999
--------------------------------------------------------------------------------
Risk free interest rate                                  5.4%     6.3%     5.7%
Expected dividend yield                                    8%     8.0%     7.1%
Expected life of option in years                         7.0      7.0      7.0
Expected volatility                                       44%      44%      44%
================================================================================

     The following table presents the activity for the stock option program under the 1996 Stock Option Plan and the Director Plan for the years ended December 31, 2001, 2000, and 1999:

-------------------------------------------------------------------------------
                                                     Exercise          Weighted
                                    Number of       Price Per           Average
                                      Options           Share    Exercise Price
-------------------------------------------------------------------------------
Outstanding at December 31, 1998      696,344    $ 6.71-29.25            $19.72
Granted                               397,884     14.25-20.06             17.52
Cancelled                             (42,700)    14.25-28.87             21.84
Exercised                             (10,665)     6.71-14.38             10.37
-------------------------------------------------------------------------------
Outstanding at December 31, 1999    1,040,863      6.71-29.25             18.88
Granted                                93,164     14.50-20.63             17.36
Cancelled                             (25,750)    14.25-29.25             19.85
Exercised                             (19,001)     6.71-11.00              9.79
-------------------------------------------------------------------------------
Outstanding at December 31, 2000    1,089,276      6.71-29.25             18.88
Granted                               213,750     11.50-16.00             12.37
Cancelled                            (284,613)    13.75-29.50             18.05
Exercised                             (34,000)    15.13-15.13             15.13
-------------------------------------------------------------------------------
Outstanding at December 31, 2001      984,413    $ 6.71-29.25            $17.97
-------------------------------------------------------------------------------
Options exercisable at
December 31, 1999                     254,751    $ 6.71-29.25            $16.37
December 31, 2000                     494,712      6.71-29.25             17.68
December 31, 2001                     492,654      6.71-29.25             19.37
===============================================================================

     The following table summarizes information regarding options outstanding and options exercisable at December 31, 2001 under the 1996 Stock Option Plan and the Director Plan:

---------------------------------------------------------------------------------------------------------------------
                                  Options Outstanding                                 Options Exercisable
                  ---------------------------------------------------------------------------------------------------
                                   Weighted average                                     Weighted average
---------------------------------------------------------------------------------------------------------------------
                                       Remaining                                          Remaining
                                      contractual                                        contractual
Range of              Shares At         life in                         Shares At          life in
Exercise Prices   December 31, 2001      years      Exercise price   December 31, 2001      years      Exercise price
---------------------------------------------------------------------------------------------------------------------
 $  6.71-$14.38        277,077            7.47          $11.94            100,356            5.10          $11.86
  14.50-  17.38        382,780            5.42           16.98            168,521            5.26           17.04
  18.75-  22.38        116,427            6.45           19.47             83,562            6.10           19.52
  26.06-  29.25        208,129            6.31           27.40            140,215            6.21           27.46
---------------------------------------------------------------------------------------------------------------------
 $  6.71-$29.25        984,413            6.31          $17.97            492,654            5.64           19.37
---------------------------------------------------------------------------------------------------------------------

(9) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) /(1)/

     The following table presents the Company's quarterly result of operations for the years ended December 31, 2001, 2000, and 1999.

-------------------------------------------------------------------------------------------------
(In thousands except per share amounts)           March 31   June 30   September 30   December 31
-------------------------------------------------------------------------------------------------
2001 Quarter Ended
Investment income                                  $13,374   $11,618     $ 7,035       $ 10,050
Net investment income (loss) before taxes            2,331     2,599      (5,863)            14
Net increase (decrease) in net assets
   resulting from operations                         2,289     2,364      (8,986)           275
Net increase (decrease) in net assets resulting
   from operations per common share
    Basic                                          $  0.16   $  0.16      ($0.49)        ($0.07)
    Diluted                                        $  0.16      0.16       (0.49)         (0.07)
-------------------------------------------------------------------------------------------------
2000 Quarter Ended
Investment income                                  $14,531   $13,787     $14,304       $ 12,734
Net investment income (loss) before taxes            4,366     4,250       3,245         (2,776)
Net increase (decrease) in net assets
resulting from operations                            4,500     4,260       2,774         (3,993)
Net increase (decrease) in net assets
   resulting from operations per common share
    Basic                                             0.31      0.29        0.19          (0.27)
    Diluted                                           0.31      0.29        0.19          (0.27)
-------------------------------------------------------------------------------------------------
1999 Quarter Ended
Investment income /(2)/                            $10,097   $11,505     $11,466       $ 11,008
Net investment income before taxes /(2)/             3,451     3,304       3,349            753
Net increase in net assets resulting
   from operations                                   4,757     5,236       6,208          4,893
Net increase in net assets resulting
  from operations per common share
    Basic                                             0.33      0.36        0.43           0.33
    Diluted                                           0.33      0.36        0.42           0.33
=================================================================================================

/(1)/ The 2000 March, June, and September quarters, as well as all the quarters of 1999 have been restated to reflect the merger with FSVC.

/(2)/ Subsequent to the 1999 year-end, the Company identified clerical errors resulting from the Company's system conversion that began in the third quarter of 1999. The effect of these items has been reflected in the results for the fourth quarter ended December 31, 1999. Certain of these errors resulted in a decrease to Investment Income and Net Investment Income of approximately $1,200,000 in the third quarter and an increase of approximately $1,200,000 in the fourth quarter. The clerical errors, in total, did not have an overall material impact on net increase in net assets resulting from operations for either quarter.

--------------------------------------------------------------------------------

(10) NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has adopted SFAS No.141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets" which the Company intends to adopt January 1, 2002 as required. The new standards prohibit pooling accounting for mergers and requires the use of the purchase method of accounting for all prospective acquisitions, which requires that all assets acquired and liabilities assumed in a business combination be recorded at fair value with any excess amounts recorded as goodwill. The standards further require that amortization of all goodwill cease, and in lieu of amortization, goodwill must be evaluated for impairment in each reporting period. Management has not yet determined the impact, if any, upon adoption of the new pronouncement. Management intends to evaluate its goodwill for impairment quarterly beginning in 2002, and has engaged a consulting firm to determine the valuation for 2002 first quarter financial reporting. At December 31, 2001, the Company had $5,008,000 of goodwill on its consolidated balance sheet and $2,100,000 recorded on the balance sheet of Media, its wholly-owned subsidiary that will be subject to the asset impairment review required by SFAS 142.

(11) SEGMENT REPORTING

     The Company has two reportable business segments, lending and taxicab rooftop advertising. The lending segment originates and services secured commercial loans. The taxicab roof top advertising segment sells advertising space to advertising agencies and companies in several major markets across the United States. The segment is reported as an unconsolidated subsidiary, Medallion Taxi Media, Inc. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The lending segment is presented in the consolidated financial statements of the Company. Financial information relating to the taxicab rooftop-advertising segment is presented in Note 5.

     For taxicab advertising, the increase in net assets resulting from operations represents the Company's equity in net income from Media. Segment assets for taxicab advertising represent the Company's investment in and loans to Media.

(12) COMMITMENTS AND CONTINGENCIES

     (a) Sub-Advisory Agreement

     In May 1996, the Company entered into a sub-advisory agreement (Agreement) with FMC Advisers, Inc. (FMC) in which FMC provided advisory services to the Company. Under the Agreement, the Company paid FMC a monthly fee for services rendered of $18,750. On February 24, 1999, the Agreement was extended until May 2000 at which point it was allowed to expire. Advisory fees incurred during the years ended December 31, 2001, 2000, and 1999 were $-0-, $93,750, and $225,000.

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

     (c) Other Commitments

     The Company had loan commitments outstanding at December 31, 2001 that are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates. Of these commitments, approximately 45% will be sold pursuant to SBA guaranteed sales. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, the Company had approximately $14,111,000 of undisbursed funds relating to revolving credit facilities with borrowers. These amounts may be drawn upon at the customer's request if they meet certain credit requirements.

     Commitments for leased premises expire at various dates through June 30, 2006. At December 31, 2001, minimum rental commitments for non-cancelable leases are as follows:

----------------------------------------------------------
2002                                            $  985,254
2003                                               814,971
2004                                               738,341
2005                                               730,181
2006 and thereafter                                450,306
----------------------------------------------------------
Total                                           $3,719,053
==========================================================

     Rent expense for the years ended December 31, 2001, 2000, and 1999 was approximately $945,000, 1,029,000, and $853,000.

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

     The acquisition of BLL in 1997 included an earnout provision to be paid to the sellers after three years. The Company provided a calculation of the earnout in 2001 to the sellers which they responded to in January 2002 claiming approximately $2,600,000 from the Company. The Company believes that this claim is without merit and intends to contest this vigorously, and although there can be no assurances, expects to prevail in any arbitration settlement.

(13) RELATED PARTY TRANSACTIONS

     Certain directors, officers and shareholders of the Company are also directors of its wholly owned subsidiaries, MFC, BLL, MCI, MBC, FSVC, and Media. Officer salaries are set by the Board of Directors of the Company.

     Media engaged in transactions to sell roof top advertising space to a company represented by a relative of a Media officer. All transactions were made under market conditions and pricing.

     During 2001, 2000, and 1999, a member of the Board of Directors of the Company was also a partner in the Company's primary law firm.

(14) SHAREHOLDERS' EQUITY

     In accordance with Statement of Position 93-2, "Determination, Disclosure and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies," ($368,359) was reclassified from capital in excess of par value to accumulated undistributed net investment income at December 31, 2001 in the accompanying consolidated balance sheets. Further $534,468 was reclassified from capital in excess of par value to accumulated undistributed net investment income at December 31, 2000 in the accompanying consolidated balance sheets. These reclassifications had no impact on the Company's total shareholders' equity and were designed to present the Company's capital accounts on a tax basis.

(15) OTHER INCOME AND OTHER OPERATING EXPENSES

     The major components of other income for the years ended December 31, 2001, 2000, and 1999 were as follows:

--------------------------------------------------------------------------------
                                         2001               2000        1999
                                     -------------------------------------------
Servicing fee income                 ($1,013,739)/(1)/   $1,004,331   $  583,034
Accretion of discount                    861,813            290,049      163,945
Late charges                             831,904            492,378      293,008
Prepayment penalties                     690,090            330,909      105,330
Other                                    735,090          1,260,162    1,100,449
                                    --------------------------------------------
Total other income                  $  2,105,158         $3,337,829   $2,245,766
================================================================================

/(1)/ Included in servicing fee income was $2,171,000, $205,000, and $0 for 2001, 2000, and 1999 for writedowns against the value of the servicing fee receivable.
--------------------------------------------------------------------------------

     The major components of other operating expenses for the years ended December 31, 2001, 2000, and 1999 were as follows:

--------------------------------------------------------------------------------
                                              2001         2000          1999
                                           -------------------------------------
Rent expense                               $  944,695   $1,028,695   $  852,884
Bank charges                                  517,093      550,517      207,250
Depreciation and amortization                 610,447      973,010      721,160
Travel meals and entertainment                560,568      611,406      509,797
Computer expense                              440,640      319,532      206,875
Insurance                                     358,834      285,689      273,036
Temporary help                                334,996      607,666      341,531
Office expense                                321,968      254,373      371,654
Telephone                                     222,295      327,621      267,435
Advertising, marketing, public relations      158,563      606,982      969,263
Other expenses                                943,881    2,670,628    1,003,947
                                           -------------------------------------
Total operating expenses                   $5,413,980   $8,236,119   $5,724,832
================================================================================

(16) SELECTED FINANCIAL RATIOS AND OTHER DATA

     The following table provides selected financial ratios and other data for the years ended December 31, 2001 and 2000.

------------------------------------------------------------------------------------------------------------
                                                                   2001             2000            1999
                                                              ----------------------------------------------
Net Share Data:
Net asset value at the beginning of the period                $      10.16     $      10.83     $      10.65
Net investment income (loss)                                         (0.05)            0.63             0.73
Realized gain (loss) on investments                                  (0.17)           (0.27)            1.55
Net unrealized appreciation (depreciation) on investments            (0.01)            0.15            (0.84)
                                                              ----------------------------------------------
Increase (decrease) in shareholders' equity from operations          (0.23)            0.52             1.44
Issuance of common stock                                               0.01            0.01             0.00
Distribution of net investment income                                 0.35)           (1.20)           (1.26)
                                                              ----------------------------------------------
Net asset value at the end of the period                      $       9.59     $      10.16     $      10.83
                                                              ----------------------------------------------
Per share market value at beginning of period                 $      14.63     $      17.94     $      14.31
Per share market value at end of period                               7.90            14.63            17.94
Total Return /(1)/                                                  (43.89%)         (10.97%)          36.43%
------------------------------------------------------------------------------------------------------------
Ratio/Supplemental Data
Average net assets at the end of the period                   $175,023,923     $147,733,051     $157,309,837
Ratio of operating expenses to average net assets                    11.00%           15.37%           11.55%
Ratio of net investment income (loss) to average net assets          (0.57%)           5.96%            6.96%
============================================================================================================

                                                              -----------------------------
                                                                   1998          1997/(2)/
                                                              -----------------------------
Net Share Data:
Net asset value at the beginning of the period                $      10.69     $       6.85
Net investment income (loss)                                          0.85             0.88
Realized gain (loss) on investments                                   0.09             0.15
Net unrealized appreciation (depreciation) on investments             0.18             0.01
                                                              -----------------------------
Increase (decrease) in shareholders' equity from operations           1.11             1.02
Issuance of common stock                                              0.00             3.46
Distribution of net investment income                                (1.16)           (0.87)
                                                              -----------------------------
Net asset value at the end of the period                      $      10.65     $      10.46
-------------------------------------------------------------------------------------------
Per share market value at beginning of period                 $      17.01     $      11.23
Per share market value at end of period                              14.31            17.01
Total Return (1)                                                    (30.19%)          49.33%
-------------------------------------------------------------------------------------------
Ratio/Supplemental Data
Average net assets at the end of the period                   $154,473,960      131,391,510
Ratio of operating expenses to average net assets                     9.21%            5.50%
Ratio of net investment income (loss) to average net assets           8.16%           12.04%
===========================================================================================

/(1)/ Total return is calculated by comparing the change in value of a share of common stock assuming the reinvestment of dividends on the payment date.

/(2)/ Excludes results of Freshstart Venture Capital Corporation.
--------------------------------------------------------------------------------

(17) EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one-half year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employees' contributions may not exceed certain maximum amounts determined under the Code. Employee contributions are invested in various mutual funds according to the directions of the employee. Beginning September 1, 1998, the Company elected to match employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee's contribution but in no event greater than 2% of the portion of such employee's annual salary eligible for 401(k) Plan benefits. For the years ended December 31, 2001, 2000, and 1999, the Company committed and expensed approximately $57,000, $58,000, and $67,000 to the 401(k) Plan.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     (d) Commitments to extend credit-The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2001 and 2000, the estimated fair value of these off-balance-sheet instruments was not material.

     (e) Interest rate cap agreements-The fair value is estimated based on market prices or dealer quotes. At December 31, 2001 and December 31, 2000, the estimated fair value of these off-balance-sheet instruments was not material.

     (f) SBA debentures payable-The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

--------------------------------------------------------------------------------------------------------
                                                  December 31, 2001             December 31, 2000
                                             -----------------------------------------------------------
(Dollars in thousands)                       Carrying Amount   Fair Value   Carrying Amount   Fair Value
--------------------------------------------------------------------------------------------------------
Financial Assets
Investments                                      $462,253       $462,253        $516,010       $516,010
Cash                                               25,409         25,409          15,653         15,653
Servicing fee receivable                            3,575          3,575           6,633          6,633
Financial Liabilities
Notes payable to banks                            233,000        233,000         305,700        305,700
Commercial Paper                                       --             --          24,066         24,066
Senior secured notes                               45,000         45,000          45,000         45,000
SBA debentures payable                             43,845         43,845          21,360         21,360
--------------------------------------------------------------------------------------------------------

                            MEDALLION FINANCIAL CORP.
                      Consolidated Schedule of Investments
                                December 31, 2001
=====================================================================================
                                   # of Loans    Balance Outstanding    Interest Rate
                                   --------------------------------------------------
                                          5          $  2,833,767           0.00-4.24
                                          2             1,051,652           4.25-4.74
                                          5             1,771,329           4.75-4.99
                                          1               177,278           5.00-5.24
                                          1               146,617           5.25-5.49
                                          1             1,040,000           5.50-5.74
                                          1                71,155           5.75-5.99
                                          8             3,970,113           6.00-6.24
                                         12            13,027,356           6.25-6.49
                                          7             1,772,575           6.50-6.74
                                         12            12,594,251           6.75-6.99
                                         46             7,903,014           7.00-7.24
                                         79            17,817,536           7.25-7.49
                                        167            23,465,573           7.50-7.74
                                        591            60,942,903           7.75-7.99
                                        147            28,454,804           8.00-8.24
                                        141            27,993,474           8.25-8.49
                                        286            34,134,942           8.50-8.74
                                        161            25,004,520           8.75-8.99
                                        208            36,632,870           9.00-9.24
                                         42             6,004,051           9.25-9.49
                                        117            22,462,602           9.50-9.74
                                         51             5,449,378           9.75-9.99
                                        251             6,932,025         10.00-10.24
                                         16             1,075,011         10.25-10.49
                                        200             9,633,239         10.50-10.74
                                         51             7,917,316         10.75-10.99
                                         78             5,139,848         11.00-11.24
                                         47             5,842,980         11.25-11.49
                                         66             4,783,443         11.50-11.74
                                         51             4,199,399         11.75-11.99
                                        210            24,914,789         12.00-12.24
                                         24             2,339,941         12.25-12.49
                                         38             3,031,577         12.50-12.74
                                         12             1,092,645         12.75-12.99
                                         87            26,248,506         13.00-13.24
                                         35             6,888,525         13.25-13.49
                                         33             1,974,744         13.50-13.74
                                         12               435,368         13.75-13.99
                                         42             1,444,166         14.00-14.24
                                          5               308,022         14.25-14.49
                                         37             1,400,329         14.50-14.74
                                          9               425,620         14.75-14.99
                                         77             2,242,229         15.00-15.24
                                         10               252,136         15.50-15.74
                                          6               847,681         15.75-15.99
                                         16               646,204         16.00-16.24
                                          9               170,225         16.25-17.49
                                          3               126,858         17.50-17.74
                                          2             5,138,811         17.75-17.99
                                         11             1,722,070         18.00-19.99
-------------------------------------------------------------------------------------
Total Loans                           3,529           461,895,467
-------------------------------------------------------------------------------------
Equities
  PMC                                                   1,177,024
  Kleener King Satellites                                 108,696
  ARCA                                                     50,000
  Micromedics                                              58,828
  Other                                                    72,161
-------------------------------------------------------------------------------------
Total Equities                                          1,466,709
=====================================================================================
Total Investments                                     463,362,176
  Plus: Origination costs , net                         2,149,718
  Less: Discounts on 7(a) loans                        (2,415,459)
-------------------------------------------------------------------------------------
 Investments, at cost                                 463,096,435
 Less: Unrealized depreciation on investments          (7,501,052)
-------------------------------------------------------------------------------------
 Total investments                                   $455,595,383
=====================================================================================

   The accompanying notes are an integral part of this consolidated schedule.

                            MEDALLION FINANCIAL CORP.
                      Consolidated Schedule of Investments
                                December 31, 2000

-----------------------------------------------------------------------------------
                                   # Of Loans   Balance Outstanding   Interest Rate
                                  -------------------------------------------------
                                        45          $ 11,767,129         7.50-7.74
                                        85            27,217,587         7.75-7.99
                                       152            34,278,418         8.00-8.24
                                       174            33,977,262         8.25-8.49
                                       319            37,774,811         8.50-8.74
                                       174            29,215,803         8.75-8.99
                                       251            35,527,944         9.00-9.24
                                        48             7,981,436         9.25-9.49
                                       127            12,986,862         9.50-9.74
                                        57             5,891,982         9.75-9.99
                                       246            11,562,678       10.00-10.24
                                        20             1,051,415       10.25-10.49
                                       145             5,851,637       10.50-10.74
                                        39            11,206,375       10.75-10.99
                                       118            20,814,299       11.00-11.24
                                        74            11,050,517       11.25-11.49
                                       135            32,623,997       11.50-11.74
                                       148            18,435,203       11.75-11.99
                                       466            52,907,902       12.00-12.24
                                       504            34,696,214       12.25-12.49
                                        79            14,793,634       12.50-12.74
                                        13             3,329,520       12.75-12.99
                                       142            28,893,963       13.00-13.24
                                        35             5,815,090       13.25-13.49
                                        31             3,433,838       13.50-13.74
                                        16             1,074,968       13.75-13.99
                                        62             2,249,164       14.00-14.24
                                         4               257,190       14.25-14.49
                                        57             1,999,389       14.50-14.74
                                         9             4,787,792       14.75-14.99
                                       124             4,097,995       15.00-15.24
                                        10               262,907       15.50-15.74
                                         7             1,047,411       15.75-15.99
                                        25             1,349,751       16.00-16.24
                                         6               141,099       16.50-16.74
                                         3                82,971       16.75-16.99
                                         8             2,444,134       17.00-17.24
                                         5               247,535       17.50-17.74
                                         3             4,771,982       17.75-17.99
                                         9             1,663,429       18.00-18.24
                                        10               139,011       19.00-19.24
                                         1                81,704       19.25-19.49
                                         1                64,641       20.50-23.99
                                         1                10,208       24.00-24.24
-----------------------------------------------------------------------------------
Total Loans                          3,988           519,858,797
-----------------------------------------------------------------------------------
Equities
  PMC                                                  1,932,952
  Cardinal Health                                        329,625
  Kleener King Satellites                                108,696
  Micromedics                                             58,828
  Arca                                                    50,000
Other                                                     72,161
                                             -------------------
Total Equities                           9             2,552,262
                                  ------------------------------
Total Investments                    3,997           522,411,059
                                  --------
  Plus: Origination costs, net                         1,802,702
  Less: Discounts on 7(a) loans                       (2,648,788)
                                             -------------------
  Investments, at cost                               521,564,973
  Less: Unrealized depreciation
    on investments                                    (7,411,367)
-----------------------------------------------------------------------------------
                                                    $514,153,606
===================================================================================

   The accompanying notes are an integral part of this consolidated schedule.