Form 10-Q
period 2002-03-31
MEDALLION FINANCIAL CORP
filed 2002-05-16
CIK 1000209

================================================================================
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

                                 (Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
               For the quarterly period ended March 31, 2002

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

                        Yes     X          No    ___
                               ---

      Number of shares of Common Stock outstanding at the latest practicable date, May 13, 2002:

                   Class Outstanding                                    Par Value       Shares Outstanding
                   -----------------                                    ---------       ------------------
Common Stock..............................................................$.01..............18,242,035

================================================================================

                          MEDALLION FINANCIAL CORP.
                                  FORM 10-Q

INDEX

PART I.....................................................................................................................3

FINANCIAL INFORMATION......................................................................................................3

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.............................................................................3

         CONSOLIDATED STATEMENTS OF OPERATIONS.............................................................................4
         CONSOLIDATED BALANCE SHEETS.......................................................................................5
         CONSOLIDATED STATEMENTS OF CASH FLOWS.............................................................................6
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................................................................7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS........................................................................................................20

PART II....................................................................................................................42

OTHER INFORMATION..........................................................................................................43

     ITEM 1. LEGAL PROCEEDINGS.............................................................................................43
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................................43
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................................................................43
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................................43
     ITEM 5. OTHER INFORMATION.............................................................................................43
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................................................................43
         SIGNATURES........................................................................................................44

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

         The financial information is divided into two sections. The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2002.

         The consolidated balance sheets of the Company as of March 31, 2002, the related consolidated statements of operations for the three months ended March 31, 2002, and the consolidated statements of cash flows for the three months ended March 31, 2002 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 or for any other interim period may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

                           MEDALLION FINANCIAL CORP.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

===================================================================================================
                                                                        Three Months Ended
                                                                             March 31,
                                                               ------------------------------------
                                                                       2002              2001
===================================================================================================
Interest and dividend income on investments                       $ 9,675,378       $13,329,179
Interest income on short-term investments                             103,534            44,952
                                                              -------------------------------------
Total investment income                                             9,778,912        13,374,131

Notes payable to banks                                              3,837,435         5,790,472
Senior secured notes                                                1,057,859           821,864
SBA debentures                                                        861,259           433,172
Commercial paper                                                            -           155,529
                                                              -------------------------------------
Total interest expense                                              5,756,553         7,201,037

                                                              -------------------------------------
Net interest income                                                 4,022,359         6,173,094
                                                              -------------------------------------

Gain on sale of loans                                                 329,627           433,180
Other income                                                          891,345           971,246
                                                              -------------------------------------
Total noninterest income                                            1,220,972         1,404,426

Salaries and benefits                                               2,344,843         2,677,076
Professional fees                                                     893,238           395,247
Amortization of goodwill                                                    -           132,526
Other operating expenses                                            1,763,536         1,613,992
                                                              -------------------------------------
Total operating expenses                                            5,001,617         4,818,841

                                                              -------------------------------------
Net investment income                                                 241,714         2,758,679
                                                              -------------------------------------

Net realized losses on investments                                   (699,633)         (898,413)
Net change in unrealized (depreciation) appreciation
 on investments                                                      (950,908)          466,080
                                                              -------------------------------------
Net realized/unrealized loss on investments                        (1,650,541)         (432,333)
Income tax provision                                                        -            37,117
                                                              -------------------------------------
Net increase (decrease) in net assets resulting from              ($1,408,827)      $ 2,289,229
 operations
===================================================================================================
Net increase (decrease) in net assets resulting from operations per share
Basic                                                                  ($0.08)      $      0.16
Diluted                                                                 (0.08)             0.16
===================================================================================================
Weighted average common shares outstanding
Basic                                                              18,242,035        14,571,731
Diluted                                                            18,242,035        14,583,299
===================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          MEDALLION FINANCIAL CORP.
                         CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

==================================================================================================================
                                                                              March 31, 2002    December 31, 2001
==================================================================================================================
Assets
    Medallion loans                                                             $233,312,486         $252,674,634
    Commercial loans                                                             197,512,594          199,328,787
    Equity investments                                                             4,649,784            3,591,962
                                                                        -----------------------------------------
Net investments                                                                  435,474,864          455,595,383
Investment in and loans to Media                                                   5,815,196            6,658,052
                                                                        -----------------------------------------
Total investments                                                                441,290,060          462,253,435
                                                                        =========================================

Cash                                                                              32,063,977           25,409,058
Accrued interest receivable                                                        4,177,809            3,989,989
Servicing fee receivable                                                           3,375,163            3,575,079
Fixed assets, net                                                                  1,840,418            1,933,918
Goodwill, net                                                                      5,007,583            5,007,583
Other assets, net                                                                  6,721,164            5,586,720
------------------------------------------------------------------------------------------------------------------
Total assets                                                                    $494,476,174         $507,755,782
==================================================================================================================

Liabilities
Accounts payable and accrued expenses                                           $  5,545,745         $  7,105,309
Dividends payable                                                                          -            1,643,656
Accrued interest payable                                                           2,181,949            2,138,240
Notes payable to banks                                                           219,288,730          233,000,000
Senior secured notes                                                              44,000,000           45,000,000
SBA debentures                                                                    49,845,000           43,845,000
                                                                        =========================================
Total liabilities                                                                320,861,424          332,732,205
------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized -
    none outstanding)                                                                      -                    -
Common stock (50,000,000 shares of $0.01 par value stock authorized -
    18,242,035 shares outstanding at March 31, 2002 and December 31, 2001)           182,421              182,421
Capital in excess of par value                                                   184,552,843          184,486,259
Accumulated net investment losses                                                (11,120,514)          (9,645,103)
                                                                        =========================================
Total shareholders' equity                                                       173,614,750          175,023,577
                                                                        =========================================
Total liabilities and shareholders' equity                                      $494,476,174         $507,755,782
==================================================================================================================
Number of common shares                                                           18,242,035           18,242,035
Net asset value per share                                                       $       9.52         $       9.59
==================================================================================================================

                   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          MEDALLION FINANCIAL CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

=====================================================================================================================
                                                                                  Three Months Ended March 31,
                                                                             ----------------------------------------
                                                                                      2002                  2001
=====================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations                ($1,408,827)         $  2,289,229
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                  159,884               286,145
    Amortization of goodwill                                                             -               132,526
    Amortization of origination costs                                              375,472               272,453
    Increase in unrealized appreciation (depreciation)                            (562,927)             (893,264)
    Net realized (gain) loss on investments                                        699,633               898,413
    Net realized (gain) on sales of loans                                         (329,627)             (433,180)
    Increase in unrealized depreciation                                          1,513,835               427,184
    Increase in valuation of collateral appreciation participation loans                 -              (700,000)
    Increase in accrued interest receivable                                       (187,820)             (199,287)
    Decrease in servicing fee receivable                                           199,916               277,162
    Increase in other assets                                                    (1,134,444)             (140,776)
    Increase (decrease) in accounts payable and accrued expenses                (1,559,561)            1,996,713
    Increase (decrease) in accrued interest payable                                 43,709            (1,962,509)
                                                                             ----------------------------------------
    Net cash provided by (used in) operating activities                         (2,190,757)            2,250,809
=====================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES
Originations of investments                                                    (45,074,287)          (20,411,200)
Proceeds from sales and maturities of investments                               65,012,254            42,265,628
Investment in and loans to Media, net                                             (670,979)             (688,128)
Capital expenditures                                                               (66,385)             (176,178)
                                                                             ----------------------------------------
Net cash provided by investing activities                                       19,200,603            20,990,122
=====================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) notes payable to banks                           (13,711,270)           13,770,000
Repayments of commercial paper                                                           -           (23,302,560)
Proceeds from issuance of SBA debentures                                         6,000,000                     -
Payments of senior secured notes                                                (1,000,000)                    -
Proceeds from exercise of stock options                                                  -               374,000
Issuance of stock                                                                        -                23,000
Payments of declared dividends to current stockholders                          (1,643,657)           (5,244,281)
                                                                             ----------------------------------------
Net cash used for financing activities                                         (10,354,927)          (14,379,841)
=====================================================================================================================
NET INCREASE IN CASH                                                             6,654,919             8,861,090
CASH, beginning of period                                                       25,409,058            15,652,878
                                                                             ----------------------------------------
CASH, end of period                                                            $32,063,977          $ 24,513,968
=====================================================================================================================
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                                       $ 5,047,138          $  9,163,547
=====================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          MEDALLION FINANCIAL CORP.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 2002

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

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, except for Media. All significant intercompany transactions, balances, and profits have been eliminated in consolidation. The consolidated statements give retroactive effect to the merger with FSVC retroactively combined with the Company's financial statements as if the merger had occurred at the beginning of the earliest period presented. As a non-investment company, Media cannot be consolidated with the Company, which is an investment company under the 1940 Act. See Note 3 for the presentation of financial information for Media.

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

         Investments in equity securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market are determined by the Board of Directors based upon assets and revenues of the underlying investee company as well as general market trends for businesses in the same industry. Included in equity investments at March 31, 2002 are marketable and non-marketable securities of approximately $1,136,000 and $3,514,000, respectively. At December 31, 2001, the respective balances were approximately $925,000 and $2,667,000, respectively. Because of the inherent uncertainty of valuations, the Board of Directors' estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

         The Company's investments consist primarily of long-term loans to persons defined by Small Business Administration (SBA) regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 54% and 56% of the Company's loan portfolio at March 31, 2002 and December 31, 2001, respectively, had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 80% and 81%, respectively, were in New York City. These loans are secured by the medallions, taxicabs and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, personally guaranteed by the owners. A portion of the Company's portfolio represents loans to various commercial enterprises, including finance companies, wholesalers, dry cleaners, restaurants, and real estate. These loans are secured by various equipment and/or real estate and are generally guaranteed by the owners, and in certain cases, by the equipment dealers. These loans are made primarily in the metropolitan New York City area. The remaining portion of the Company's portfolio is from the origination of loans guaranteed by the SBA under its
Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the U.S. Congress.

Collateral Appreciation Participation Loans

         During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $29,800,000, of which $20,850,000 were syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral. At March 31, 2002, the loans were carried at $8,950,000, which represented approximately 2% of the Company's total investment portfolio. No additional interest income was recorded in the 2002 first quarter, compared to an increase of $700,000 for the 2001 first quarter, which was reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets. As a regulated investment company, the Company is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments. The Company feels that it has adequately calculated the fair market value of these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices. The loans are due in March 2005, but may be prepaid at the borrower's option. If that occurs, the Company expects to refinance the loans with the existing borrower, including the syndicated portion, at the rates and terms prevailing at that time.

Income Recognition

         Interest income is recorded on the accrual basis. Loans are placed on non-accrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on non-accrual loans is recognized when cash is received. At March 31, 2002 and December 31, 2001, total non-accrual loans were approximately $37,212,000 and $35,782,000. For the quarters ended March 31, 2002 and 2001, the amount of interest income on non accrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $1,462,000 and $702,000.

Loan Sales and Servicing Fee Receivable

         The Company currently accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a Replacement of FASB Statement No. 125." SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The principal portion of loans serviced for others by the Company was approximately $232,327,000 and $226,421,000 at March 31, 2002 and December 31, 2001.

         Gain or losses on loan sales are primarily attributable to the sale of commercial loans which have been at least partially guaranteed by the SBA. The Company recognizes gains or losses from the sale of the SBA-guaranteed portion of a loan at the date of the sales agreement when control of the future economic benefits embodied in the loan is surrendered. The gains are calculated in accordance with SFAS 140, which requires that the gain on the sale of a portion of a loan be based on the relative fair values of the loan sold and the loan retained. The gain on loan sales is due to the differential between the carrying amount of the portion of loans sold and the sum of the cash received and the servicing fee receivable. The servicing fee receivable represents the present value of the difference between the servicing fee received by the Company (generally 100 to 400 basis points) and the Company's servicing costs and normal profit, after considering the estimated effects of prepayments and defaults over the life of the servicing agreement. In connection with calculating the servicing fee receivable, the Company must make certain assumptions including the cost of servicing a loan including a normal profit, the estimated life of the underlying loan that will be serviced, and the discount rate used in the present value calculation. The Company considers 40 basis points to be its cost plus a normal profit and uses the note rate plus 100 basis points for loans with an original maturity of ten years or less and the note rate plus 200 basis points for loans with an original maturity of greater than ten years as the discount rate. The note rate is generally the prime rate plus 2.75%.

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

         The activity in the reserve for servicing fee receivable follows:

---------------------------------------------------------------------------------------------------------------
                                                                                  Three months ended March 31,
                                                                               --------------------------------
                                                                                            2002          2001
---------------------------------------------------------------------------------------------------------------
Beginning Balance                                                                      $   2,376,000  $205,000
Additions                                                                                          -    31,000
---------------------------------------------------------------------------------------------------------------
Ending Balance                                                                         $   2,376,000  $236,000
===============================================================================================================

Unrealized Appreciation/(Depreciation) and Realized Gains/(Losses) on
Investments

        The change in unrealized appreciation/(depreciation) of investments is the amount by which the fair value estimated by the Company is greater/(less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and write-offs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized depreciation on net investments (which excludes Media) was $6,938,000 as of March 31, 2002 and $7,501,000 as of December 31, 2001. The Company's investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value. The Company uses Media's actual results of operations as the best estimate of changes in fair value and records the result as a component of unrealized appreciation (depreciation) on investments.

         The tables below shows changes in the unrealized depreciation on net investments during the quarters ended March 31, 2002 and 2001:

=============================================================================================================================
                                                                                                 Equity
                                                                         Loans              Investments              Total
=============================================================================================================================
Balance, December 31, 2000                                         ($6,988,790)               ($422,577)       ($7,411,367)
Change in unrealized
    Appreciation on investments                                              -                  176,407            176,407
    Depreciation on investments                                       (558,159)                       -           (558,159)
Realized
    Gains on investments                                                (3,375)                (120,389)          (123,764)
    Losses on investments                                            1,384,856                        -          1,384,856
Other                                                                  236,499                  240,779            477,278
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                            ($5,928,969)               ($125,780)       ($6,054,749)
-----------------------------------------------------------------------------------------------------------------------------
=============================================================================================================================

                                                                                                 Equity
                                                                         Loans              Investments              Total
=============================================================================================================================
Balance, December 31, 2001                                         ($9,626,304)              $2,125,252        ($7,501,052)
Change in unrealized
    Appreciation on investments                                              -                  757,822            757,822
    Depreciation on investments                                       (890,020)                       -           (890,020)
Realized
    Gains on investments                                                (1,411)                       -             (1,411)
    Losses on investments                                              696,536                        -            696,536
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                                            ($9,821,199)              $2,883,074        ($6,938,125)
=============================================================================================================================

         The table below summarizes components of unrealized and realized gains and losses in the investment portfolio:

===========================================================================================================
                                                                           Three months ended
                                                              ---------------------------------------------
                                                                    March 31, 2002          March 31, 2001
-----------------------------------------------------------------------------------------------------------
Increase in net unrealized appreciation
  (depreciation) on investments

Unrealized appreciation                                                 $ 757,822              $  176,407
Unrealized depreciation                                                  (890,020)               (558,159)
Unrealized depreciation on Media                                       (1,513,835)               (427,184)
Realized gain                                                              (1,411)               (123,764)
Realized loss                                                             696,536               1,384,856
Other                                                                           -                  13,924
-----------------------------------------------------------------------------------------------------------
Total                                                                   $ 950,908              $  466,080
===========================================================================================================
Net realized gain (loss) on investments
Realized gain                                                           $   1,411              $  134,121
Realized loss                                                            (696,536)             (1,032,534)
Direct charge-off                                                          (4,508)                      -
-----------------------------------------------------------------------------------------------------------
Total                                                                  ($ 699,633)            ($  898,413)
===========================================================================================================

Goodwill

         Cost of purchased businesses in excess of the fair value of net assets acquired (goodwill) was amortized on a straight-line basis over fifteen years. Effective January 1, 2002, coincident with the adoption of SFAS #142, the Company ceased the amortization of goodwill, and engaged a consultant to evaluate its carrying value. The amount of goodwill amortized to expense in the 2001 first quarter was $133,000. If goodwill had not been amortized for the 2001 first quarter, net increase in net assets resulting from operations would have been $2,422,000 or $0.17 per share. See Note 7 for additional information related to the new accounting pronouncement on goodwill.

Fixed Assets

         Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 5 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $160,000 and $286,000 for the 2002 and 2001 first quarters, respectively.

Deferred Costs

         Deferred financing costs, included in other assets, represents costs associated with obtaining the Company's borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense for the three months ended March 31, 2002 and March 31, 2001 was approximately $767,000 and $133,000, respectively. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any amounts will be amortized against income over an appropriate period or capitalized as goodwill. The amounts on the balance sheet for all of these purposes as of March 31, 2002 and December 31, 2001 were $3,261,000 and $2,540,000.

Federal Income Taxes

         The Company has elected to be treated for tax purposes as a regulated investment company (RIC) under the Internal Revenue Code of 1986, as amended (the Code). As a RIC, the Company will not be subject to US federal income tax on any investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) that it distributes to its stockholders if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company's policy to comply with the provisions of the Code applicable to regulated investment companies.

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

         Basic and diluted EPS for the three months ended March 31, 2002 and 2001 are as follows:


------------------------------------------------------------------------------------------------------------------------------
                                                             March 31, 2002                         March 31, 2001
                                                  ----------------------------------------------------------------------------
Three months ended                                              # of Shares       EPS                   # of Shares     EPS
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in net assets              ($1,408,827)                            $2,289,229
resulting from operations
------------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income (loss) available to common shareholders      (1,408,827)  18,242,035      ($0.08)    2,289,229    14,571,731    $0.16
Effect of dilutive stock options                                          -                                  11,568
------------------------------------------------------------------------------------------------------------------------------
Diluted EPS
Income (loss) available to common shareholders      (1,408,827)  18,242,035      ($0.08)    2,289,229    14,583,299     0.16
==============================================================================================================================

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

         The Company is party to certain interest rate cap agreements. These contracts were entered into as part of the Company's management of interest rate exposure and effectively limit the amount of interest rate risk that may be taken on a portion of the Company's outstanding debt. All interest rate caps are designated as hedges of certain liabilities; however, any hedge ineffectiveness is charged to earnings in the period incurred. Premiums paid on the interest rate caps were previously amortized over the lives of the cap agreements and amortization of these costs was recorded as an adjustment to interest expense. Upon adoption of SFAS 133, the interest rate caps are recorded at fair value, which is determined based on information provided by the Company's counterparties. Interest settlements, if any, are recorded as a reduction of interest expense over the life of the agreements. The amount charged to earnings was $0 and $102,000 for the 2002 and 2001 first quarters, respectively. The fair value of the Company's interest rate cap agreement as of March 31, 2002 was $0.

Reclassifications

         Certain reclassifications have been made to prior period balances to conform with the current period presentation.

(3) INVESTMENT IN AND LOANS TO MEDIA

         The consolidated statements of operations of Media for the three months ended March 31, 2002 and 2001 were as follows:

--------------------------------------------------------------------------------------
                                                      Three Months Ended March 31,
                                                    ----------------------------------
                                                          2002             2001
======================================================================================
Advertising revenue                                   $1,420,313          $3,355,226
Cost of fleet services                                 1,699,372           2,066,959
                                                    ----------------------------------
Gross profit (loss)                                     (279,059)          1,288,267
Other operating expenses                               1,879,266           2,038,592
                                                    ----------------------------------
Loss before taxes                                     (2,158,325)           (750,325)
Income tax benefit                                      (644,490)           (323,141)
                                                    ----------------------------------
Net loss                                             ($1,513,835)        ($  427,184)
--------------------------------------------------------------------------------------

         Included in operating expenses for the 2001 first quarter was $32,073 related to amortization of goodwill.

         The consolidated balance sheets at March 31, 2002 and December 31, 2001 for Media were as follows:

===================================================================================================================
                                                                                  March 31,         December 31,
                                                                            ---------------------------------------
                                                                                    2002                2001
===================================================================================================================
Cash                                                                           $     193,007       $     270,350
Accounts receivable                                                                1,017,993           1,531,183
Equipment, net                                                                     2,825,675           3,068,854
Federal income tax receivable                                                      1,750,769           1,106,778
Prepaid signing bonuses                                                            2,689,166           2,890,613
Goodwill                                                                           2,086,760           2,086,760
Other                                                                                325,006             342,118
                                                                            ---------------------------------------
Total assets                                                                   $  10,888,376       $  11,296,656
-------------------------------------------------------------------------------------------------------------------
Accounts payable and accrued expenses                                          $   2,274,249       $   1,822,386
Deferred revenue                                                                     758,797             755,358
Due to Parent                                                                      8,417,845           7,697,309
Federal income tax payable                                                            11,981               9,168
Note payable-bank                                                                  2,034,967           2,117,462
                                                                            ---------------------------------------
Total liabilities                                                                 13,497,839          12,401,683
                                                                            ---------------------------------------
Equity                                                                             1,001,000           1,001,000
Retained deficit                                                                  (3,610,463)         (2,106,027)
                                                                            ---------------------------------------
Total equity                                                                      (2,609,463)         (1,105,027)
                                                                            ---------------------------------------
Total liabilities and equity                                                   $  10,888,376       $  11,296,656
===================================================================================================================

         During 2002 and 2001, Media's operations were constrained by a very difficult advertising environment compounded by the rapid expansions of tops inventory that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue. Also, a substantial portion of Media's revenues in 2001 arose from the realization of amounts that had been paid for and deferred from prior periods. Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations. Media's growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from September 11th and the economic downturn, which has resulted in operating losses and a drain on cash flow, as well as the limitation on funding that can be provided by the Company in accordance with the terms of the bank agreements. Media has developed an operating plan to fund only necessary operations out of available cash flow and to escalate its sales activities to generate new revenues. Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historical levels.

         Also included in 2001 was a $1,500,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes, of which $656,000 was reversed in the 2002 first quarter as a result of changes in the tax laws. During 2001, primarily as a result of expansion into numerous cities and the lag associated with selling those taxi tops, Media began to incur losses for both financial reporting and tax purposes, indicating that this deferred tax asset now represents a receivable or refund from the tax authorities for those taxes previously paid. However, due to statutory limitations in 2001 on Media's ability to carry these tax losses back more than two years, and the uncertainties concerning the level of Media's taxable income in the future, Media determined to reserve against the receivable. In March 2002 Congress passed, and the President signed, an economic stimulus bill that among its provisions included a carryback provision for five years. As a result, Media carried back an additional $656,000 in the 2002 first quarter and retains a tax carryforward of $1,123,000 for the balance of taxes paid.

         In July 2001, Media acquired certain assets and assumed certain liabilities of Medallion Media Japan, Inc. (MMJ), a taxi advertising operation similar to those operated by Media in the US, which has advertising rights on approximately 8,000 cabs (1,000 rooftop displays and 7,000 interior racks) servicing various cities in Japan. The transaction has been accounted for as a purchase for financial reporting purposes and is included in Media's financial statements above. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the next two and a half years.

(4) COMMERCIAL PAPER, NOTES PAYABLE TO BANKS, AND SENIOR SECURED NOTES

        The Company is not in compliance with various covenants under its credit facilities. As a result, the Company's lenders have the right to accelerate the payment on $235,146,000 of its indebtedness. The Company is currently negotiating with its lending group to obtain waivers of default and amendments to certain terms and covenants, including extensions with regard to the maturity date and other payment dates. The Company has secured a non-binding term sheet from the lenders of its bank loans waiving all defaults. The Company is negotiating terms of a waiver or forbearance with the holders of MFC's senior secured notes. There can be no assurances that the Company will ultimately sign the final agreement with its lenders on such waivers and amendments. Additionally, the Company is currently engaged in discussions, and has received a proposal from, a nationally known asset based lender to provide a refinancing for the obligations owed under its secured notes and lines of credit for better pricing and more flexibility than under its current agreement but there can be no assurance that such financing will be obtained, the date that it will obtained or whether the final terms would provide more operating flexibility than is provided under our current credit agreements. Additionally, the Company continues to explore alternative financing options and has also received a non-binding term sheet that would provide the Company with a warehouse facility for its medallion lending portfolio.

         If the Company is unable to (i) obtain an extension of the maturity date, waivers of default and amendments to certain terms and covenants, (ii) enter into a forbearance agreement or (iii) obtain favorable replacement financing, the Company may be required to sell assets in order to make required payments under its credit facilities. If such sales are required, the Company believes it could sell assets at or above their current carrying cost; if they were sold below cost, the Company could incur substantial losses on its investments that could adversely affect the Company's financial position and results of operations in the period they were sold. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Borrowings under the revolving credit and senior note agreements are secured by the assets of the Company. The outstanding balances were as follows as of March 31, 2002 and December 31, 2001.

----------------------------------------------------------------------
  Description                                2002               2001
----------------------------------------------------------------------
  Bank loans                         $219,288,730       $233,000,000
  Senior secured notes                 44,000,000         45,000,000
----------------------------------------------------------------------
  Total                              $263,288,730       $278,000,000
======================================================================

(A) COMMERCIAL PAPER

         On January 18, 2001, Fitch IBCA lowered our senior secured debt rating and secured commercial paper rating to "BB+" and "B", respectively, and removed them from negative watch. At March 31, 2002 and December 31, 2001, MFC had no commercial paper outstanding. Commercial paper outstandings were deducted from the bank loans which acted as a liquidity facility for the commercial paper. During the 2001 third quarter, the commercial paper program matured and was terminated.

(B) BANK LOANS

     We are a party to three financing agreements: 1) the Second Amended and Restated Loan Agreement, dated as of September 22, 2000, among the Company, MBC and the parties thereto (the Company Bank Loan); 2) the Amended and Restated Loan Agreement, dated as of December 24, 1997, as amended, among MFC and the parties thereto (the MFC Bank Loan); and 3) the Note Purchase Agreements, each dated as of June 1, 1999, as amended, between the Company and the note purchasers thereto (the MFC Note Agreements).

         The MFC Bank Loan

         On March 27, 1992 (and as subsequently amended and restated), MFC entered into the MFC Bank Loan, a line of credit with a group of banks. Effective on June 1, 1999, MFC extended the MFC Bank Loan until June 30, 2001 at an aggregate credit commitment amount of $220,000,000, an increase from $195,000,000 previously, pursuant to the Amended and Restated Loan Agreement dated December 24, 1997. Amounts available under the MFC Bank Loan were reduced by amounts outstanding under the commercial paper program as the MFC Bank Loan acted as a liquidity facility for the commercial paper program. The MFC Bank Loan was further amended on March 30, 2001, June 30, 2001, December 31, 2001, and April 1, 2002. As of March 31, 2002 and December 31, 2001, amounts available under the MFC Bank Loan were $0.

         The MFC Bank Loan matures on June 28, 2002. The MFC Bank Loan provides that each bank shall, if there is no default, extend a term loan equal to its share of the principal amount outstanding. Maturity of the term notes shall be the earlier of one year with a two year amortization schedule or any other date on which it becomes payable in accordance with the MFC Bank Loan Agreement. Interest and principal payments are paid monthly. Interest is calculated monthly at either the bank's prime rate or a rate based on the adjusted London Interbank Offered Rate of interest (LIBOR), at the option of MFC. Substantially, all promissory notes evidencing MFC's investments are held by a bank as collateral agent under this agreement. MFC is required to pay an annual facility fee of 20 basis points on the unused portion of the MFC Bank Loan's aggregate commitment. Commitment fee expense for the three months ended
March 31, 2002 and 2001 was $22,000 and $13,000. Outstanding borrowings under the MFC Bank Loan were $148,000,000 at weighted average interest rates of 4.81% and 4.75% at March 31, 2002 and December 31, 2001, respectively. Average borrowings outstanding under the MFC Bank Loan were $148,000,000 and $194,078,000 for the 2002 and 2001 first quarters. MFC is required under the MFC Bank Loan to maintain minimum tangible net assets of $65,000,000 and certain financial ratios, as defined therein. The MFC Bank Loan agreement contains other restrictive covenants, including a limitation of $500,000 for capital expenditures.

         The Company Bank Loan

         On July 31, 1998 (and as subsequently amended and restated), the Company and MBC entered into the Company Bank Loan, a committed revolving credit agreement with a group of banks. On September 21, 2001, the Company Bank Loan was extended to November 5, 2001 to allow for continuation of renewal discussions which were completed and an amendment signed on February 20, 2002. As of March 31, 2002 and December 31, 2001, amounts available under this loan agreement were $0 and $25,000,000. The Company's bank loan matured on May 15, 2002.

         MFC Note Agreements

         See the discussion of the Senior Secured Notes below.

         Covenants and Limitations

     The Company Bank Loan, MFC Bank Loan, and the MFC Note Agreements contain substantial limitations on the Company's ability to operate and in some cases require modifications to our previous normal operations. Under all of the agreements, if outstanding debt exceeds the borrowing base, as defined in each agreement, the excess must be repaid within five business days. The agreements, collectively, also contain financial covenants, including a maximum consolidated leverage ratio, a maximum combined leverage ratio, minimum EBIT to interest expense ratio, minimum asset quality ratio, minimum tangible net worth and maximum losses of Media. The agreements also impose limitations on our ability to incur liens and indebtedness, merge, consolidate, sell or transfer assets, loan and invest in third parties and our subsidiaries, repurchase or redeem stock, purchase portfolios, acquire other entities, amend certain material agreements, make capital expenditures, have outstanding intercompany receivables and securitize our assets. They prohibit MFC from (a) paying dividends prior to July 1, 2002, (b) paying more than $2 million of dividends between July 1, 2002 and September 12, 2002 and (c) paying dividends after September 12, 2002 unless it certifies that it will be in pro forma compliance with amortization requirements for the remainder of 2002 after paying the dividend. They prohibit the Company from paying dividends. Lastly, the agreements limit the amount of investments we can make in our subsidiaries and the creation of new subsidiaries. If replacement financing is completed as specified in the letter of intent that the Company entered into, the Company would not have any of these restrictions.

   Amendments to the MFC Bank Loan, Company Bank Loan and MFC Note Agreements

         In the fourth quarter of 2001, the Company Bank Loan matured and MFC was in default under its bank loan and its senior secured notes. As of April 1, 2002, the Company and MFC obtained amendments to their bank loans and senior secured notes. The amendments, in general, changed the maturity dates of the loans and notes, modified the interest rates borne on the bank loans and the secured notes, required certain immediate, scheduled or other prepayments of the loans and notes and reductions in the commitments under the bank loans and required the Company and MFC to engage or seek to engage in certain asset sales, and instituted additional operating restrictions and reporting requirements. As modified by the amendments, the scheduled amortization on the bank loans and secured notes is as follows:

                                                                                               Maturity
                                                                  -----------------------------------------------------------------
                                       Payments                                                                         Principal
                      Principal      from January     Principal                                 Monthly                outstanding
                     outstanding      1, 2002 -      outstanding                               from July                  at and
                     at December      March 31,      at March 31,                              2002 - May               after June
                       31, 2001         2002            2002       April, 2002   May, 2002        2003      June, 2003   30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Medallion Financial   $ 85,000,000   $13,711,270   $ 71,288,730    $ 5,000,000   $66,288,730    $        -  $         -     $-
loans
MFC loans              148,000,000             -   $148,000,000              -             -     6,166,667   80,166,663      -
MFC loans senior        45,000,000     1,000,000   $ 44,000,000     13,143,125             -     1,285,703   16,714,142      -
secured notes
                    ---------------------------------------------------------------------------------------------------------------
Total                 $278,000,000   $14,711,270   $263,288,730    $18,143,125   $66,288,730    $7,452,370  $96,880,805     $-
===================================================================================================================================

         In addition to the changes in maturity, the interest rates on the Company's bank loan and MFC's secured notes were increased, and additional fees were charged to renew and maintain the facilities and notes. The recent amendments contain substantial limitations on our ability to operate and in some cases require modifications to our previous normal operations. Covenants restricting investment in the Media and BLL subsidiaries, elimination of various intercompany balances between affiliates, limits on the amount and timing of dividends, and continuation of the prior financial and operating covenants were all tightened as a condition of renewal.

         In addition to imposing maturities and scheduled amortization requirements, the amendments also instituted various other prepayment requirements: (a) the Company is required to repay to MFC an intercompany receivable in excess of $8,000,000 by May 15, 2002, and (b) MFC is required to use its best efforts to sell a portion its laundromat and dry cleaning loans in its commercial loan portfolio by May 31, 2002, and its Chicago Yellow Cab loan portfolio before November 1, 2002. The proceeds from these repayments and sales must be used to repay MFC's indebtedness. In addition, the amendments require MFC to further amend the MFC Note Agreements and the MFC Bank Loan to provide for periodic prepayments of the indebtedness thereunder out of excess cash flow. While we fully intend to comply with the covenants in recent amendments, we have failed to comply with similar covenants in our existing agreements.

         Current Status of the MFC Bank Loan, the Company Bank Loan and the MFC Note Agreements

         As of May 15, 2002, the Company's $56,289,000 bank loan matured and the Company and MFC are in default under the bank loans and the note agreements due to noncompliance with financial covenants and failure to make the payments due under the note agreements. The Company and MFC are currently negotiating with these lenders to amend the agreements or obtain a waiver or forbearance agreement and the Company has received a non-binding term sheet from the bank group that would waive all of the noncompliance; however there can be no assurance that the lenders will grant an amendment, waiver or forbearance. Unless such amendments or waivers are obtained, the Company's lenders have the right to accelerate the payment on $178,857,000 of its other indebtedness.

         New Financing Arrangements

         We are currently exploring refinancing options which would replace our obligations under the Company and MFC loans and the senior secured notes. We have signed a non-binding preliminary term sheet and are currently engaged in discussions, and have received a proposal from, a nationally known asset-based lender to provide a refinancing for the obligations owed under our senior secured notes and bank loans. The proposed financing would enable the Company to refinance its existing indebtedness and provide additional capital with longer maturities, but there can be no assurance that such financing will be obtained, the date that it will be obtained or whether such financing would provide more operating flexibility than is provided under our current credit agreements. The failure to obtain such financing or alternative financing on a timely basis could have a material adverse effect on the Company. In addition, the Company is actively pursuing other financing options for individual subsidiaries with alternate financing sources, and is continuing the ongoing program of loan participations and sales to provide additional sources of funds for both external expansion and continuation of internal growth. The Company has also received a non-binding preliminary proposal from another nationally recognized lender for a warehouse facility for its medallion leading portfolio. The
Company has also signed a letter of intent with a third lender to refinance a certain subsidiary of the Company. Furthermore, the Company is considering the possibility of submitting an application to receive a bank charter, which if granted, would permit the Company to receive deposits insured by the Federal Deposit Insurance Corporation. The Company has held meetings with the relevant regulatory bodies in connection with such an application. There can be no assurances that such financings will be obtained or that any application related to a bank charter would be approved.

         As a result of the recent amendments to the bank loans and senior secured notes, the Company's cost of funds will increase in 2002 until the debts mature and are paid off. As noted above, the amendments entered into during 2002 to the Company's bank loans and senior secured notes involved changes, and in some cases increases, to the interest rates payable thereunder. In addition, during events of default, the interest rate borne on the lines of credit is based upon a margin over the prime rate rather than LIBOR. The bank lines of credit are priced on a grid depending on leverage. The senior secured notes adjusted to 8.35% effective April 1, 2002, and thereafter adjust upwards an additional 50 basis points on a quarterly basis until maturity. In addition to the interest rate charges, $2,568,000 has been incurred through May 15, 2002 for attorneys and other professional advisors, most working on behalf of the lenders, of which $627,000 was expensed during the 2002 first quarter, and $1,080,000 which will be expensed in the 2002 second quarter, with the balance expensed over the remaining lives of the related debt outstanding.

         Fees

         The Company paid amendment fees of $255,000, and MFC paid amendment fees of $478,000 and is obligated to pay an additional amendment fee on June 28, 2002 equal to 0.20% of the amount committed under the MFC Bank Loan and of the amount outstanding under the MFC Note Agreements. Additionally, under the MFC Note Agreements and MFC Bank Loan, MFC is obligated to pay the lenders and note holders an aggregate monthly fee of $25,000 commencing on June 30, 2002 and increasing by $25,000 each month.

         Interest and Principal Payments

         Interest and principal payments are paid monthly. Interest on the bank loans are calculated monthly at either the bank's prime rate or a rate based on the adjusted LIBOR rate at the option of the Company. Substantially all promissory notes evidencing the Company's investments are held by a bank as collateral agent under the Loan Agreement. The Company is required to pay an annual facility fee of 20 basis points on the amount of the aggregate commitment. Commitment fee expense for the three months ended March 31, 2002 and 2001 was $45,000 and $0. Outstanding borrowings under the Loan Agreement were $71,289,000 and $85,000,000 at a weighted average interest rate of 5.02% and 6.25% at March 31, 2002 and December 31, 2001. The Company is required under the MFC Bank Loan Agreement to maintain certain levels of medallion loans and certain financial ratios, as defined therein. The MFC and the Company Bank Loan Agreement contains other restrictive covenants, including a limitation of $500,000 and $1,000,000 respectively for capital expenditures per annum.

         The weighted average interest rate for the Company's consolidated outstanding revolver borrowings at March 31, 2002 and December 31, 2001 was 5.02% and 5.80%. During the three months ended March 31, 2002 and 2001, the Company's weighted average borrowings were $225,217,000 and $316,828,000 with a weighted average interest rate of 6.90% and 7.41%, respectively.

(C) SENIOR SECURED NOTE

         On June 1, 1999, MFC issued $22,500,000 million of Series A senior secured notes that mature on June 30, 2003 and on September 1, 1999, MFC issued $22,500,000 million of Series B senior secured notes that mature on June 30, 2003 (together, the Notes). Outstanding borrowings were $44,000,000 and $45,000,000 at March 31, 2002 and December 31, 2001. The Notes bear a fixed rate of interest of 7.35% and interest is paid monthly in arrears effective with the amendments described above. The notes reprice quarterly beginning April 1, 2002 to 8.35% and further adjust to 8.85% on July 1, 2002 and increase an additional 50 basis points every quarter to maturity. The Notes rank pari passu with the bank agreements through inter-creditor agreements and generally are subject to the same terms, conditions, and covenants as the bank agreements. See also the discussion of recent amendments in the Bank Loans section above.

(D) INTEREST RATE CAP AGREEMENTS

         On June 22, 2000, MFC entered into an interest cap agreement limiting the Company's maximum LIBOR exposure on $10,000,000 of MFC's revolving credit facility to 7.25% until June 24, 2002. Premiums paid under interest rate cap agreements of $0 and $17,000 were expensed in the three months ended March 31, 2002 and 2001. There are no unamortized premiums on the balance sheet as of March 31, 2002.

         The Company is exposed to credit loss in the event of nonperformance by the counterparties on the interest rate cap agreements. The Company does not anticipate nonperformance by the counterparty.

(5) SBA DEBENTURES PAYABLE

Outstanding SBA debentures were as follows:

------------------------------------------------------------------------------------------
Due Date                                    March 31,      December 31,     Interest Rate
                                                 2002              2001
------------------------------------------------------------------------------------------
September 1, 2011                         $17,985,000       $17,985,000              6.77%
June 23, 2012                               6,000,000                 -              6.34
December 1, 2006                            5,500,000         5,500,000              7.08
December 1, 2011                            4,500,000         4,500,000              3.38
March 1, 2007                               4,210,000         4,210,000              7.38
September 1, 2007                           4,060,000         4,060,000              7.76
June 1, 2007                                3,000,000         3,000,000              7.07
March 1, 2006                               2,000,000         2,000,000              7.08
December 16, 2002                           1,300,000         1,300,000              4.51
June 1, 2005                                  520,000           520,000              6.69
December 1, 2005                              520,000           520,000              6.54
June 1, 2006                                  250,000           250,000              7.71
                                      ----------------------------------------------------
                                          $49,845,000       $43,845,000              6.55%
===========================================================================================

         During 2001, FSVC and MCI were approved by the SBA to receive $36 million each in funding over a period of 5 years. MCI drew down $10,500,000 during June 2001 and $4,500,000 during December, 2001. FSVC drew down $7,485,000 in July, 2001, $6,000,000 in January 2002, and $3,000,000 in April
2002.

(6) SEGMENT REPORTING

         The Company has two reportable business segments, lending and taxicab rooftop advertising. The lending segment originates and services secured commercial loans. The taxicab roof top advertising segment sells advertising space to advertising agencies and companies in several major markets across the United States and Japan. The Media segment is reported as a portfolio investment of the Company and the accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The lending segment is presented in the consolidated financial statements of the Company. Financial information relating to the taxicab rooftop-advertising segment is presented in Note 3.

         For taxicab advertising, the increase in unrealized appreciation (depreciation) on the Company's investment in Media represents Media's net income or loss, which the Company uses as the basis for assessing the fair Market Value of Media.

(7) NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) has adopted SFAS No.141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets" which the Company adopted January 1, 2002, as required. The new standards prohibit pooling accounting for mergers and requires the use of the purchase method of accounting for all prospective acquisitions, which requires that all assets acquired and liabilities assumed in a business combination be recorded at fair value with any excess amounts recorded as goodwill. The standards further require that amortization of all goodwill cease, and in lieu of amortization, goodwill must be evaluated for impairment in each reporting period. Management has not yet determined the impact, if any, upon adoption of the new pronouncement, other than that the Company has no separately identifiable intangible assets. Management intends to evaluate its goodwill for impairment quarterly beginning in 2002, and has engaged a consulting firm to determine the valuation which is expected to be completed by June 30, 2002. Any impact on the financial conditions or results operations of the Company will be retroactively recorded effective with the adoption date of January 1, 2002. At March 31, 2002, the Company had $5,008,000 of goodwill on its consolidated balance sheet and $2,087,000 recorded on the balance sheet of Media, its wholly-owned subsidiary that is subject to the asset impairment review required by SFAS 142.

(8) OTHER INCOME AND OTHER OPERATING EXPENSES

         The major components of other income for the three months ended March 31 were as follows:

------------------------------------------------------------------------------
                                                          2002           2001
------------------------------------------------------------------------------

Late charges and prepayment penalties                 $337,361       $339,833
Servicing fee income                                   229,389        213,200
Accretion of discount                                  173,991         70,673
Other                                                  150,604        347,540
                                                 -----------------------------
Total other income                                    $891,345       $971,246
==============================================================================

         The major components of other operating expenses for the three months ended March 31 were as follows:

------------------------------------------------------------------------------
                                                          2002           2001
------------------------------------------------------------------------------

Rent expense                                        $  249,151     $  255,826
Office expense                                         193,079         95,122
Travel, meals, and entertainment                       175,702        146,299
Depreciation and amortization                          159,884        286,151
Insurance                                              149,074         70,481
Computer expense                                        70,915        123,878
Telephone                                               54,413         57,018
Temporary help                                          51,176        107,836
Bank charges                                            50,235         22,592
Advertising, marketing and public relations             14,126         66,323
Other expenses                                         595,781        382,466
                                                 -----------------------------
Total operating expenses                            $1,763,536     $1,613,992
==============================================================================

(9) SELECTED FINANCIAL RATIOS AND OTHER DATA

         The following table provides selected financial ratios and other data for the three month periods ended as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Mar 31,        Dec 31,     Sept 30,       Jun 30,      Mar 31,
                                                                     2002           2001         2001          2001         2001
                                                              ---------------------------------------------------------------------
Net Share Data:
Net asset value at the beginning of the period                   $   9.59       $   9.67    $   10.32      $  10.32     $  10.16
Net investment income (loss)                                        (0.02)          0.09        (0.23)         0.13         0.19
Realized gain (loss) on investments                                 (0.04)         (0.03)       (0.05)        (0.03)       (0.06)
Net unrealized appreciation (depreciation) on investments           (0.05)         (0.05)       (0.22)         0.03         0.03
                                                              ---------------------------------------------------------------------
Increase (decrease) in shareholders' equity from operations         (0.07)          0.01        (0.50)         0.13         0.16
Issuance of common stock                                             0.00           0.00         0.00          0.01         0.00
Distribution of net investment income                                0.00          (0.09)       (0.15)        (0.11)        0.00
                                                              ---------------------------------------------------------------------
Net asset value at the end of the period                         $   9.52       $   9.59    $    9.67      $  10.32     $  10.32
-----------------------------------------------------------------------------------------------------------------------------------
Per share market value at beginning of period                    $   7.90       $   8.25    $   10.25      $  10.13     $  14.63
Per share market value at end of period                              7.77           7.90         8.25         10.25        10.13
Total return /(1)/                                                  (1.65%)       (43.89%)     (28.27%)      (23.83%)     (30.74%)
-----------------------------------------------------------------------------------------------------------------------------------
Ratio/Supplemental Data
Average net assets at the end of the period (in thousands)       $173,615       $175,024    $ 176,397      $187,561     $150,419
Ratio of operating expenses to average net assets                    0.87%          2.57%        2.75%         2.02%        3.23%
Ratio of net investment income (loss) to average net assets        (72.98%)         0.78%       (3.22%)        1.54%        1.56%
===================================================================================================================================

    /(1)/ Total return is calculated by comparing the change in value of a share of common stock assuming the reinvestment of dividends on the payment date.
    ----------------------------------------------------------------------------

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

GENERAL

         We are a specialty finance company that originates and services loans that finance taxicab medallions and various types of commercial loans. We have a leading position in taxicab medallion financing. Since 1996, we have increased our medallion loan portfolio at a compound annual growth rate of 11% and our commercial loan portfolio at a compound annual growth rate of 30%. Our total assets under our management were approximately $735,693,000 and have grown from $215,000,000 at the end of 1996, a compound annual growth rate of 23%.

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

         The Company also invests in small businesses in selected industries through its subsidiary MCI. MCI's investments are typically in the form of secured debt instruments with fixed interest rates accompanied by warrants to purchase an equity interest for a nominal exercise price (such warrants are included in Equity Investments). Interest income is earned on the debt investments.

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

         The Company's investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value. The Company uses Media's actual results of operations as the best estimate of changes in fair value and records the result as a component of unrealized appreciation (depreciation) on investments.


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

The following table illustrates the Company's investments at fair value and the weighted average portfolio yields calculated using the contractual interest rates of the loans at the dates indicated (assuming continuity of operations, realization of assets and satisfaction of liabilities in the normal course of business):

============================================================================================================================
                                  March 31, 2002                 December 31, 2001                 March 31, 2001
                             % of   Interest  Principal       % of   Interest  Principal       % of   Interest  Principal
                          Portfolio   Rate     Balance      Portfolio  Rate     Balance     Portfolio   Rate     Balance
============================================================================================================================
Medallion Loans
New York                    42.2%     8.04%  $ 187,409        44.4%     8.48%  $ 205,598       45.5%     8.66%  $ 226,191
Chicago                      4.8     10.02      21,171         4.5      9.86      20,910        5.0     10.38      24,825
Boston                       2.6     11.80      11,327         2.8     11.41      13,170        3.1     11.16      15,612
Newark                       1.7      9.83       7,344         1.3     10.33       6,208        2.0     11.54       9,783
Cambridge                    0.3     10.99       1,374         0.4     11.66       1,718        0.4     11.78       1,742
Other                        1.3     11.49       5,798         1.4     11.30       6,548        1.3     11.42       6,477
                          --------           ------------  ---------           ------------  --------           ------------
Total Medallion Loans       52.9%     8.56%    234,423        54.89%    8.88     254,152       57.3%     9.12     284,630
                          -------------------               -------------------              -------------------
Add: FASB 91                                       671                               541                              712
Less: Reserve                                   (1,782)                           (2,019)                               -
                                             ---------------                   --------------                   ------------
Medallion Loans, net        53.6%            $ 233,312        55.5%            $ 252,674       57.9%            $ 285,342
============================================================================================================================
Commercial Loans
7 a Loans                   11.9      7.96      52,860        12.2      5.73      56,702       12.2     11.05      60,573
Asset based receivable      11.5      8.89      50,719        11.6      9.20      53,955        8.2     12.06      40,611
Mezzanine loans              9.1     12.75      40,372         7.8     12.77      36,313        5.4     13.25      26,716
Commercial Secured          14.2      9.82      62,694        13.1     10.38      60,773       16.6     11.74      82,437
                          --------           ------------  ---------           -----------  ---------           ------------
Total Commercial Loans      46.7%     9.69     206,645        44.8%     9.22     207,743       42.3%    11.80     210,338
                          -------------------               -------------------              -------------------
Add: FASB 91                                     1,271                             1,608                              974
Less: Discount on Loans Sold                    (2,363)                           (2,415)                               -
Less: Reserve                                   (8,040)                           (7,607)                          (5,929)
                                             ---------------                   --------------                   ------------
Commercial loans, net       45.4%            $ 197,513        43.8%            $ 199,329       41.7%            $ 205,383
============================================================================================================================
Equity Investments           0.4%     0.00%  $   1,767         0.3%            $   1,467        0.4%     0.00%  $   1,855
                          --------------------------------------------------------------------------------------------------
Plus: Unrealized depreciation                    2,883                             2,125                             (125)
                                             ---------------                   --------------                   ------------
Net Equity Investments                       $   4,650                         $   3,592                        $   1,730
============================================================================================================================
Total investments at cost  100.0%     9.09%  $ 442,835         100%     9.04%  $ 463,362        100%    10.26%  $ 496,823
Add: FASB 91                                     1,942                             2,149                            1,686
Plus: Unrealized (depreciation)
appreciation                                     2,883                             2,125                             (125)
Less: Discount on Loans Sold                    (2,363)                           (2,415)                               -
Less: Reserve                                   (9,822)                           (9,626)                          (5,929)
----------------------------------------------------------------------------------------------------------------------------
Total investments, net                       $ 435,475                         $ 455,595                        $ 492,455
============================================================================================================================

INVESTMENT ACTIVITY

         The following table sets forth the components of activity in the net investment portfolios for the period indicated:

-----------------------------------------------------------------------------------------------------
                                                                 Three months ended March 31,
                                                          -------------------------------------------
                                                                    2002              2001
-----------------------------------------------------------------------------------------------------
Net investments at beginning of period                         $455,595,383     $514,153,606
Investments originated                                           45,074,287       20,411,200
Sales and maturities of investments                             (65,012,255)     (42,265,628)
Increase in unrealized appreciation, net                            562,927          893,264
Realized losses, net                                               (699,633)        (898,413)
Realized gain on sales of loans                                     329,627          433,180
Amortization of origination costs                                  (375,472)        (272,453)
                                                          -------------------------------------------
Net decrease in investments                                     (20,120,519)     (21,698,850)
                                                          -------------------------------------------
Net investments at end of period                               $435,474,864     $492,454,756
-----------------------------------------------------------------------------------------------------

PORTFOLIO SUMMARY

Total Portfolio Yield

         The weighted average yield of the total portfolio at March 31, 2002 was 9.09%, which is an increase of 5 basis points from 9.04% at year end and down 117 basis points from 10.26% at March 31, 2001. The decreases primarily reflect the reductions in the general level of interest rates in the economy, demonstrated by the reduction in the prime rate from 9.5% to 4.75% during the course of 2001.

Medallion Loan Portfolio

         The Company's medallion loans comprised 54% of the total portfolio of $435,475,000 at March 31, 2002, compared to 55% of the total portfolio of $455,595,000 at December 31, 2001 and 58% of the total portfolio of $492,455,000 at March 31, 2001. The medallion loan portfolio decreased by $19,362,000 or 8% in the quarter, reflecting a decrease in medallion loan originations, principally in New York City, Chicago, and Boston, and the Company's execution of participation agreements with third parties for $4,090,000 of low yielding New York medallion loans. The Company retains a portion of these participating loans and earns a fee for servicing the loans for the third parties.

         The weighted average yield of the medallion loan portfolio at March 31, 2002 was 8.56%, a decrease of 32 basis points from 8.88% at December 31, 2001, and 56 basis points from 9.12% at March 31, 2001. The decrease in yields at March 31, 2002 reflects the generally lower level of rates in the economy. At March 31, 2002, 20% of the medallion loan portfolio represented loans outside New York, compared to 19% at year-end 2001 and 21% a year ago. Medallion continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

Collateral Appreciation Participation Loans

         During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral. At March 31, 2002, the loans were carried at $8,950,000, which represented approximately 2% of the Company's total investment portfolio. No additional interest income was recorded in 2002, compared to an increase of $700,000 for 2001 which is reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets. As a regulated investment company, the Company is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments. The Company feels that it has adequately calculated the fair market value on these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices. The loans are due in March 2005, but may be prepaid at the borrower's option. If that occurs, the Company expects to refinance the loans with the existing borrower, including the syndicated portion, at the rates and terms prevailing at that time.

Commercial Loan Portfolio

         Since 1997, the Company has continued to shift the total portfolio mix toward a higher percentage of commercial loans, which historically have had higher yields than its medallion loans. Commercial loans were 45% of the total portfolio at March 31, 2001, respectively compared to a year ago. The commercial loan portfolio continued to experience strong growth in the asset-based lending portfolio and the mezzanine financing business, which was more than offset by the decline in the other commercial lending segments. The overall decline in the commercial lending business reflects the slowdown in organizations due to constraints

2002 compared to 44% and 42% at December 31, 2001 and March 31, 2001, respectively. Compared to a year ago, the commercial loan portfolio continued to experience strong growth in the asset-based lending portfolio and the mezzanine financing business, which was more than offset by the decline in the other commercial lending segments. The overall decline in the commercial lending business reflects the slowdown in originations due to liquidity constraints.

         The weighted average yield of the commercial loan portfolio at March 31, 2002 was 9.69%, an increase of 47 basis points from 9.22% at December 31, 2001, and a decrease of 211 basis points from 11.80% at March 31, 2001. The decrease compared to prior years first quarters primarily reflected a shift in the mix within the commercial portfolio from fixed-rate loans to floating-rate or adjustable-rate loans tied to the prime rate, and the corresponding sensitivity of the yield to movements in the prime rate, which fell 475 basis points during 2001 after rising for much of 2000. The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. At March 31, 2002, floating-rate loans represented approximately 66% of the commercial portfolio compared to 68% and 69% December 31, 2001 and March 31, 2001, respectively. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Delinquency Trends

         The following table shows the trend in loans 90 days or more past due:

--------------------------------------------------------------------------------------------------------
                                         March 31, 2002      December 31, 2001       March 31, 2001
                                        ----------------------------------------------------------------
 in thousands                           $             %/(1)/  $            %/(1)/    $            %/(1)/
--------------------------------------------------------------------------------------------------------
 Medallion loans                        $  9,339     2.1%     $12,352     2.7%       $11,139     2.3%
--------------------------------------------------------------------------------------------------------
 Commercial loans
 SBA Section 7(a) loans                   11,934     2.7       12,637     2.7         10,838     2.2
 Secured mezzanine                        10,297     2.4        8,426     1.9          2,987     0.6
 Asset-based receivable                        -     0.0            -     0.0              -     0.0
 Other commercial secured loans            9,941     2.3       10,000     2.2          6,896     1.4
                                        ----------------------------------------------------------------
 Total commercial loans                   32,172     7.4%      31,063     6.8%        20,721     4.2%
--------------------------------------------------------------------------------------------------------
 Total loans 90 days or more past due   $ 41,511     9.5%     $43,415     9.5%       $31,860     6.4%
--------------------------------------------------------------------------------------------------------

/(1)/ Percentage is calculated against the total investment portfolio.

     The decrease in medallion delinquencies primarily represents improvements as the events of September 11, 2001 have receded and business for many fleet owners and individual drivers has begun to normalize and return to more normal patterns of delinquencies. The increase in medallion loan delinquencies at year end resulted partially from the impact of the events of September 11, 2001 on the New York City taxicab fleet. The shutdown of New York City impacted the cash flow of a number of borrowers which we proactively worked with to modify payments due over a 2-4 month period to ease the borrowers' short-term cash flow shortfalls. The increase in delinquencies in the SBA Section 7(a) portfolio compared to a year ago primarily reflects the deterioration in the economy and its impact on the small businesses which constitute the majority of this portfolio. In addition, this business segment has undergone management changes and staffing losses which exacerbated the situation. The Company has addressed these concerns by stabilizing management of the portfolio and refocusing collection efforts. Included in the SBA Section 7(a) delinquency figures are $4,481,000, $5,407,000, and $5,391,000 at March 31, 2002, December 31, 2001, and
March 31, 2001, respectively, which represent loans repurchased for the purpose of collecting on the SBA guarantee. Likewise, the increase in secured mezzanine financing primarily reflects the impact of the economy, and September 11th on certain concession and media properties which is believed to be of temporary nature. The increase in other commercial secured delinquencies compared to a year ago was largely concentrated in one large restaurant borrower and a number of smaller credits, some of which were impacted by the events of September 11, 2001, and the overall deterioration in the economy. The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company's mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

The following table presents credit-related information for the net investment portfolio as of March 31:

-------------------------------------------------------------------------------------------------------------------
                                                                                      2002              2001
-------------------------------------------------------------------------------------------------------------------
Total loans
Medallion loans                                                                  $ 233,312,486     $285,341,498
Commercial loans                                                                   197,512,594      205,383,714
                                                                                ------------------ ----------------
Total loans                                                                        430,825,080      490,725,212
Equity investments/(1)/                                                              4,649,784       $1,729,544
                                                                                ------------------ ----------------
Total loans and equity investments                                               $ 435,474,864     $492,454,756
-------------------------------------------------------------------------------------------------------------------
Realized losses (gains) on loans and equity investments
Medallion loans                                                                  $      28,649     $          -
Commercial loans                                                                       670,984        1,025,081
                                                                                ------------------ ----------------
Total loans                                                                            699,633        1,025,081
Equity investments                                                                           -         (126,668)
                                                                                ------------------ ----------------
Total realized losses (gains) on loans and equity investments                    $     699,633     $    898,413
-------------------------------------------------------------------------------------------------------------------
Net unrealized depreciation (appreciation) on investments
Medallion loans                                                                  $   1,141,247     $          -
Commercial loans                                                                     8,679,952        5,928,969
                                                                                ------------------ ----------------
Total loans                                                                          9,821,199        5,928,969
Equity investments                                                                  (2,883,074)         125,780
                                                                                ------------------ ----------------
Total net unrealized depreciation (appreciation) on investments                  $   6,938,125     $  6,054,749
-------------------------------------------------------------------------------------------------------------------
Realized losses (gains) as a % of average balance outstanding/(2)/
Medallion loans                                                                         0.05%            0.00%
Commercial loans                                                                        1.37             1.99
Total loans                                                                             0.64             0.83
Equity investments                                                                      0.00           (25.12)
Net investments                                                                         0.64             0.73%
-------------------------------------------------------------------------------------------------------------------
Unrealized depreciation (appreciation) as a % of balance outstanding
Medallion loans                                                                         0.49%            0.00%
Commercial loans                                                                        4.39             2.89
Total loans                                                                             2.28             1.21
Equity investments                                                                    (62.00)            7.27
Net investments                                                                         1.59             1.23
-------------------------------------------------------------------------------------------------------------------

/1)/ Represents common stock and warrants held as investments.
/2)/ Realized losses (gains) as a % of average balance outstanding has been annualized.
-------------------------------------------------------------------------------

Equity Investments

         Equity investments were 0.4%, 0.3%, and 0.4% of the Company's total portfolio at March 31, 2002, December 31, 2001, and March 31, 2001. Equity investments are comprised of common stock and warrants.

Trend in Interest Expense

         The Company's interest expense is driven by the interest rate payable on its LIBOR-based short-term credit facilities with bank syndicates, long-term notes payable, fixed-rate, long-term debentures issued to or guaranteed by the SBA, and, to a lesser degree, secured commercial paper. As a result of the recent amendments to the bank lines of credit and senior secured notes, the Company's cost of funds will increase in 2002 until the debts mature and are paid off. As noted below, the amendments entered into during 2002 to the Company's bank loans and senior secured notes involved changes, and in some cases increases, to the interest rates payable thereunder. In addition, during events of default, the interest rate borne on the bank loans is based upon a margin over the prime rate rather than LIBOR. The bank loans are priced on a grid depending on leverage and were 3.25% for the Company and 6.25% for MFC as of May 15, 2002. The senior secured notes adjusted to 8.35% effective March 29, 2002, and thereafter adjust upwards an additional 50 basis points on a quarterly basis until maturity. In addition to the interest rate charges, $2,568,000 has been incurred through May 15, 2002 for attorneys and other professional advisors, most working on behalf of the lenders, of which $627,000 was expensed during the 2002 first quarter, and $1,080,000 which will be expensed in the 2002 second quarter, with the balance to be expensed over the remaining lives of the related debt outstanding.

         The Company's cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix and changes in the levels of average borrowings outstanding. The Company incurs LIBOR-based debt for terms generally ranging from 30-90 days. The Company's debentures issued to the SBA typically have initial terms of ten years. The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related costs of funds for the three months ended March 31, 2002, December 31, 2001 and March 31, 2001. Average balances have declined during 2001, primarily reflecting the initial use of the equity proceeds raised during 2001 for debt reductions and the growth in participations sold to other financial institutions to raise capital for debt reductions and other corporate purposes. The decline in the costs of funds reflects the trend of declining interest rates in the economy, partially offset by the switch from lower cost commercial paper to higher cost bank debt and related renewal expenses, and additional long-term SBA debt also at higher rates.

=======================================================================================================
                                                                                            Percentage
                                                                                             of Total
                                          Average          Average          Interest         Interest
                                          Balance       Cost of Funds        Expense         Expense
-------------------------------------------------------------------------------------------------------
March 31, 2002
Notes payable to banks                 $  225,216,548       6.90%         $ 3,831,185          66.6%
Senior secured notes                       44,500,000       9.64            1,057,859          18.4
SBA debentures                             48,345,000       7.22              861,260          15.0
Commercial paper                                    -       -                   6,249           -
                                      ----------------                   ------------------------------
Total                                  $  318,061,548       7.34          $ 5,756,553         100.0%
=======================================================================================================
December 31, 2001
Notes payable to banks                 $  245,725,000       6.16%         $ 3,816,548          70.2%
Senior secured notes                       45,000,000       7.37              836,490          15.4
SBA debentures                             40,470,000       7.54              769,105          14.2
Commercial paper                                    -       -                  14,583           0.2
                                      ----------------                   ------------------------------
Total                                  $  331,195,000       6.51          $ 5,436,726         100.0%
=======================================================================================================
March 31, 2001
Notes payable to banks                 $  316,827,500       7.41%         $ 5,790,472          80.4%
Commercial paper                            8,002,554       7.88              155,529           2.2
SBA debentures                             21,360,000       8.22              433,172           6.0
Senior secured notes                       45,000,000       7.41              821,864          11.4
                                      ----------------                   ------------------------------
Total                                  $  391,190,054       7.47          $ 7,201,037         100.0%
=======================================================================================================

         The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under the SBIA and SBA regulations. Further, the Company believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt has generally decreased its interest expense, but has also increased the Company's exposure to the risk of increases in market interest rates, which the Company mitigates with certain hedging strategies. At March 31, 2002, December 31, 2001 and March 31, 2001, short-term LIBOR-based debt including commercial paper constituted 70%, 70%, and 83% of total debt, respectively.

Taxicab Advertising

         In addition to its finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media's revenue is affected by: the number of taxicab rooftop advertising displays, currently showing advertisements, and the rate charged customers for those displays. At March 31, 2002, Media had approximately 10,300 installed displays in the US. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company's operations because the Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies with investment companies.

         During 2002 and 2001, Media's operations were constrained by a very difficult advertising environment compounded by the rapid expansions of tops inventory that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue. Also, a substantial portion of Media's revenues in 2001 arose from the realization of amounts that had been paid for and deferred from prior periods. Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights, to better align ongoing revenues and expenses, and to maximize cash flow from operations. Media's growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from September 11th and the economic downturn, as well as the limitation on funding that can be provided by the Company in accordance with the terms of the bank agreements. Media has developed an operating plan to fund only necessary operations out of available cash flow and to escalate its sales activities to generate new revenues. Although there can be no assurances, Media and the

Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historical levels.

         Also included in 2001 was a $1,500,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes. During 2001, primarily as a result of expansion into numerous cities and the lag associated with selling those taxi tops, Media began to incur losses for both financial reporting and tax purposes, indicating that this deferred tax asset now represents a receivable or refund from the tax authorities for those taxes previously paid. However, due to statutory limitations on Media's ability to carry these tax losses back more than two years, and the uncertainties concerning the level of Media's taxable income in the future, Media determined to reserve against the receivable. In March 2002 Congress passed, and the President signed, an economic stimulus bill that among its provisions included a carryback provision for five years. As a result, Media will be able to carryback an additional $656,000 in 2002 and retains a tax carryforward of $1,123,000 for the balance of taxes paid.

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

Factors Affecting Net Assets

         Factors that affect the Company's net assets include net realized gain or loss on investments and change in net unrealized appreciation or depreciation of investments. Net realized gain or loss on investments is the difference between the proceeds derived upon sale or foreclosure of a loan or an equity investment and the cost basis of such loan or equity investment. Change in net unrealized appreciation or depreciation of investments is the amount, if any, by which the Company's estimate of the fair value of its investment portfolio is above or below the previously established fair value or the cost basis of the portfolio. Under the 1940 Act and the SBIA, the Company's loan portfolio and other investments must be recorded at fair value.

         Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of our loan portfolio to reflect the Company's estimate of the current value of the total loan portfolio. Since no ready market exists for the Company's loans, fair value is subject to the good faith determination of the Company. In determining such fair value, the Company and its Board of Directors take into consideration factors such as the financial condition of its borrowers and the adequacy of its collateral. Any change in the fair value of portfolio loans or other investments as determined by the Company is reflected in net unrealized depreciation or appreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income.

         The Company's investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value. The Company uses Media's actual results of operations as the best estimate of changes in fair value and records the result as a component of unrealized appreciation (depreciation) on investments.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

         You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended March 31, 2002 and 2001.

======================================================================================================================
                                                                                              Three Months
                                                                                             Ended March 31,
                                                                                --------------------------------------
                                                                                          2002               2001
----------------------------------------------------------------------------------------------------------------------
Statement of Operations Data
Investment income                                                                 $    9,778,912    $  13,374,131
Interest expense                                                                       5,756,553        7,201,037
                                                                                -------------------------------------
Net interest income                                                                    4,022,359        6,173,094
Other income                                                                             891,345          971,246
Gain on sale of loans                                                                    329,627          433,180
Accretion of negative goodwill
Operating expenses                                                                     5,001,617        4,686,315
Amortization of goodwill                                                                       -          132,526
Income tax provision                                                                           -           37,117
                                                                                -------------------------------------
Net investment income                                                                    241,714        2,758,679
                                                                                -------------------------------------
Net realized losses on investments                                                      (699,633)        (898,413)
Net change in unrealized appreciation (depreciation) of investments /(1)/               (950,908)         466,080
                                                                                -------------------------------------
Net increase (decrease) in net assets resulting from operations /(2)/             $   (1,408,827)   $   2,289,229
=====================================================================================================================
Per Share Data
                                                                                  $        (0.07)   $        0.16
Net investment income (loss)
Net increase (decrease) in net assets resulting from operations                            (0.08)            0.16
=====================================================================================================================
Weighted average common shares outstanding
  Basic                                                                           $   18,242,035    $  14,571,731
  Diluted                                                                         $   18,242,035    $  14,583,299
=====================================================================================================================
Balance Sheet Data
Investments, net of unrealized depreciation on investments                        $  435,474,864    $ 492,454,756
Total assets                                                                         494,476,174      548,658,593
Notes payable                                                                        219,288,730      319,470,000
Senior secured notes                                                                  44,000,000       45,000,000
Subordinated SBA debentures                                                           49,845,000       21,360,000
Commercial paper                                                                               -          763,708
Total liabilities                                                                    320,861,427      398,239,313
---------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                        $  173,614,750    $ 150,419,280
=====================================================================================================================

=====================================================================================================================
                                                                                     Three Months Ended March 31,
                                                                                -------------------------------------
                                                                                        2002                2001
---------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios And Other Data
Return on average assets /(3)/
  Net investment income (loss)                                                       (0.25%)               0.41%
  Net increase (decrease) in net assets resulting from operations                     (0.28)               0.41
Return on average equity /(4)/
  Net investment income (loss)                                                        (0.73)               1.54
  Net increase (decrease) in net assets resulting from operations                     (0.81)               1.54
=====================================================================================================================
Weighted average yield                                                                 8.78%              10.77%
Weighted average cost of funds                                                         5.17                5.80
Net interest margin, /(5)/                                                             3.61                4.97
Other income ratio /(6)/                                                               0.20                0.19
Operating expense ratio /(7)/                                                          1.00                0.84
As a percentage of total investment portfolio
Medallion loans                                                                       53.58%              57.94%
Commercial loans                                                                      45.36               41.71
Equity investments                                                                     1.06                0.35
=====================================================================================================================
Investments to assets /(8)/                                                          88.07%              89.76%
Equity to assets /(9)/                                                                35.66               27.42
Debt to equity /(10)/                                                                177.60              257.01
=====================================================================================================================

/(1)/ Change in unrealized appreciation (depreciation) of investments represents the increase (decrease) for the period in the fair value of the Company's investments, including the results of operations for Media for the periods presented.

/(2)/ Net increase in net assets resulting from operations is the sum of net investment income, realized gains or losses on investments and change in unrealized appreciation (depreciation) on investments.

/(3)/ Return on average assets represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations, for the period indicated, divided by average total assets.

/(4)/ Return on average equity represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations, for the period indicated, divided by average shareholders' equity.

/(5)/ Net interest margin represents weighted average yield less weighted average cost of funds.

/(6)/ Other income ratio represents other income for the year indicated, divided by average interest earning assets.

/(7)/ Operating expense ratio represents operating expenses for the year indicated, divided by average interest earning assets.

/(8)/    Represents total investments divided by total assets as of March 31.

/(9)/ Represents total shareholders' equity divided by total assets as of March 31.

/(10)/ Represents total debt (commercial paper, notes payable to banks, senior secured notes, and SBA debentures payable) divided by total shareholders' equity as of March 31.

                              CONSOLIDATED RESULTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH  31, 2002 AND MARCH 31, 2001

         Net assets resulting from operations of ($1,409,000) or ($0.08) per common share in the 2002 first quarter, decreased $3,698,000 from $2,289,000 or $0.16 per share in the 2001 first quarter, primarily reflecting decreased net interest income and increased losses in Media. Net investment income after taxes was $242,000 in the quarter, down $2,517,000 from net investment income of $2,759,000 in the 2001 first quarter.

         Investment income was $9,779,000 in the 2002 first quarter, down $3,595,000 or 27% from $13,374,000 in the 2001 first quarter, primarily reflecting the lower yields on the portfolio primarily due to the lower interest rate environment and a higher level of nonaccrual loans, a decreased level of loans, and $700,000 included in the 2001 quarter for appreciation on the collateral appreciation participation loans. Total net investments at quarter end were $435,475,000, down $56,980,000 or 12% from $492,455,000 in the year ago quarter.

         The yield on the total portfolio for the 2002 quarter was 8.78%, compared to 10.77% for the 2001 quarter, a decline of 199 basis points. The decrease primarily reflected the series of rate drops initiated by the Federal Reserve bank during late 2000 and continuing through 2001, which reduced the prime lending rate by 475 basis points, and by the $700,000 of additional interest income related to the collateral appreciation loans recorded in the 2001 quarter. Adjusted for the effect of the additional income recorded on the collateral appreciation participation loans, the yield was 10.21% for the 2001 quarter, 143 basis points higher than the 2002 first quarter. Partially offsetting the decreased yield was the continuing movement of portfolio composition towards higher-yielding commercial loans from lower-yielding medallion loans, partially as a result of the continued efforts at participating or selling off medallion loans, and their generally shorter maturity profile. Commercial loans represented 47% of the investment portfolio at March 31, 2002, compared to 42% at March 31, 2001. Yields on medallion loans were 8.56% at quarter end, compared to 9.12% a year ago, and yields on commercial loans were 9.69% compared to 11.80% for the 2001 period.

         Medallion loans were $233,312,000 at quarter end, down $52,030,000 or 18% from $285,342,000 at the end of the 2001 first quarter, reflecting reductions in all markets. The commercial loan portfolio was $197,513,000 at quarter end, compared to $205,383,000 for the 2001 quarter, a decrease of $7,870,000 or 4%, reflecting increases in mezzanine financing, up $13,656,000 or 51%, and asset-based receivable lending, up $10,108,000 or 25%, which were more than offset by reductions in all other commercial lending categories. In general, the decrease in the loan portfolios was a result of the bank lenders requiring the Company to reduce the level of outstandings in the revolving lines of credit.

         During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral. During the 2002 first quarter, $0 additional interest income was recorded, compared to $700,000 for the 2001 first quarter, which was reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets.

         Interest expense was $5,757,000 in the 2002 first quarter, down $1,444,000 or 20% from $7,201,000 in the 2001 first quarter, primarily reflecting the lower rate environment and lower average balances outstanding, partially offset by the impact of higher bank fees and charges related to the renewals and amendments of the bank loans and senior secured notes. The Company's borrowings from its bank lenders generally were repriced during late 2001 and early 2002 as a result of the negotiations and amendments to the loan agreements. The impact of all of this was to increase the Company's cost of funds by $1,708,000 or 256 basis points during the 2002 first quarter compared to the year ago quarter. Outstanding balances under all financing arrangements were $313,134,000 at March 31,2002, a decrease of $72,696,000 or 19% from
$385,830,000 a year ago. The Company's debt is primarily tied to floating rate indexes, which began falling during early 2001, and continued to drop until late in the year. The Company's average borrowing costs were 7.34% in 2002, compared to 7.47% a year ago, a decrease of 13 basis points, compared to declines in market rates in excess of 300 basis points during the period. Approximately 68% of the Company's debt is short-term and floating rate, compared to 83% a year ago. See page 25 for a table which shows average balances and cost of funds for the Company's funding sources.

         Net interest income was $4,022,000, and the net interest margin was 3.61% in the 2002 quarter, down $2,151,000 or 35% from $6,173,000 and 4.97% in
2001, reflecting the items discussed above. The net interest margin was 4.41% in the 2001 quarter, adjusted for the impact of the additional interest on the collateral appreciation participation loans.

         Noninterest income was a loss of $293,000 in the quarter, down $1,270,000 from income of $977,000 in 2001. The Company had gains on the sale of the guaranteed portion of SBA 7(a) loans of $330,000 in 2002, down $103,000 or 24%
from $433,000 in the year ago quarter. During 2002, $5,460,000 of loans were sold under the SBA program compared to $5,706,000 during the 2001 first quarter. The decline in gains on sale reflected a decrease in loans sold of $246,000 or 4%, mostly offset by an increase in the level of market-determined premiums received on the sales. Other income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, of $891,000 in the quarter, was down $80,000 or 8% from $971,000 a year ago, primarily reflecting a reduced level of fees from a smaller investment portfolio.

     Noninterest expenses were $5,002,000 in the 2002 first quarter, up $183,000 or 4% from $4,819,000 in the 2001 quarter. Salaries and benefits expense of $2,345,000 was down $332,000 or 12% from $2,677,000 in 2001, primarily reflecting an 8% reduction in headcount. Professional fees of $893,000 were up $498,000 from $395,000 a year ago, reflecting $250,000 in legal and accounting expenses compared to the prior year and $248,000 of increased amortization of capitalized costs associated with debt and other financial transactions. Amortization of goodwill was $0 in 2002, compared to $133,000 a year-ago, reflecting the change in accounting rules which no longer allow for goodwill amortization. Other operating expenses of $1,764,000 in the quarter were up $149,000 or 9% from $1,614,000 in 2001, primarily reflecting increased insurance and other office-related expenses, a higher level of collection costs on delinquent loans, and the continued cleanups of financial records and operations.

     Net unrealized depreciation on investments was $951,000 in the quarter, compared to appreciation of $466,000 in the year ago quarter, a decrease of $1,417,000. Net unrealized appreciation on net investments (which excludes Media) was $563,000 in the quarter, compared to $893,000 in the year ago quarter, a decrease of $330,000. Unrealized appreciation/(depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain/(loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2002 activity resulted from the increase in valuation of equity investments of $758,000, and by the reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $696,000, partially offset by unrealized depreciation of $891,000, reflecting the recessionary impact on borrower operations and collateral values. The 2001 activity resulted from the reversals of unrealized depreciation primarily related to the final disposition of a portfolio investment that was written off of $898,000, and recoveries of $565,000, partially offset by net unrealized depreciation of $570,000.

     Also included in equity in net losses was unrealized appreciation (depreciation) on investment of the Media division of the Company. In the 2002 first quarter, Media generated a net loss of $1,514,000, an increase of $1,087,000 compared to a net loss of $427,000 for the 2001 quarter. Included in the 2002 quarter was a $656,000 tax benefit to reverse a portion of the charge taken in the 2001 third quarter writing down the refund receivable from the IRS for the tax net operating loss. The reversal resulted from the change in the tax law allowing for an additional two year carryback. The decline in profits in 2002 primarily reflected the greater costs associated with the rapid increase in tops under contract and cities serviced, which outpaced the increase in revenue, which continued to be impacted by contract cancellations and other business retrenchments resulting from the terrorist attacks in New York City and the economic downturn. Advertising revenues were $1,420,000 in the quarter, down $1,935,000 or 58% from $3,355,000 in the 2001 quarter. Revenue in 2001 also included $567,000 related to contracts that were cancelled in prior periods due to legislative changes and other factors. This revenue was recognized upon determination that Media had no further continued obligations under the contract. Adjusting for this, the decline in revenue in the 2002 quarter was $1,368,000 or 49%. During 2001, Media exerted a greater effort to reduce the amount of deferred revenue by increasing capacity utilization, resulting in a drop of $2,954,000 in deferred revenue to $759,000 compared to a year ago, which included a reduction of $1,741,000 in deferred revenue during the 2001 quarter, including the $567,000 related to contract cancellations referred to above. To the extent that Media cannot generate additional advertising revenue to replace the deferred revenue recorded in 2001, Media's results of operations may be negatively impacted. Vehicles under contract decreased 500 or 5% to 10,300 from 10,800 a year ago. As a result of the substantial growth in tops inventory during the later part of 2000, Media's fleet payment costs and related operating expenses to service those tops has increased at a greater rate than the growth in revenue, resulting in lower profits in recent periods. Media's results for 2002 also included losses of $201,000 related to foreign operations.

     The Company's net realized/unrealized loss on investments was $1,651,000 in 2002, compared to $432,000 for 2001, reflecting the above.

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

         In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as five year senior secured notes and ten year subordinated SBA debentures. The Company had outstanding $44,000,000 of senior secured notes at March 31, 2002, all of which mature on June 30, 2003, with a fixed interest rate of 8.35% and SBA debentures in the principal amount of $49,845,000 with a weighted average interest rate of 6.50%. At March 31, 2002, these notes and debentures constituted 14% and 16%, respectively, of the Company's total indebtedness. On March 29, 2002, the Company amended its agreements with the senior noteholders which, among other provisions, accelerated the maturity of the notes to June 30, 2003 from June 30, 2004 and September 30, 2004.

Liquidity and Capital Resources

         Our sources of liquidity are credit facilities with bank syndicates, senior secured notes, long-term SBA debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, and participations of loan's with third parties. As a RIC, we distribute at least 90% of our investment company taxable income; consequently, we primarily rely upon external sources of funds to finance growth. At March 31, 2002, our $313,134,000 of outstanding debt was comprised as follows: 70% bank debt, at variable effective interest rates with an weighted average interest rate of 5.02%, 14% long-term senior secured notes fixed at an interest rate of 8.35%, and 16% subordinated SBA debentures with fixed-rates of interest with an annual weighted average rate of 6.50%. In May 2001, the Company applied for and received $72.0 million of additional funding with the SBA ($111,700,000 to be committed by the SBA in total for March 31, 2002 subject to the infusion of additional equity capital into the respective subsidiaries.) Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits.

Financing Arrangements

         We are a party to three financing agreements: 1) the Second Amended and Restated Loan Agreement, dated as of September 22, 2000, among the Company, MBC and the parties thereto (the Company Bank Loan); 2) the Amended and Restated Loan Agreement, dated as of December 24, 1997, as amended, among MFC and the parties thereto (the MFC Bank Loan); and 3) the Note Purchase Agreements, each dated as of June 1, 1999, as amended, between the Company and the note purchasers thereto (the MFC Note Agreements).

         The MFC Bank Loan

         On March 27, 1992 (and as subsequently amended and restated), MFC entered into the MFC Bank Loan, a line of credit with a group of banks. Effective on June 1, 1999, MFC extended the MFC Bank Loan until June 30, 2001 at an aggregate credit commitment amount of $220,000,000, an increase from $195,000,000 previously, pursuant to the Amended and Restated Loan Agreement dated December 24, 1997. Amounts available under the MFC Bank Loan were reduced by amounts outstanding under the commercial paper program as the MFC Bank Loan acted as a liquidity facility for the commercial paper program. The MFC Bank Loan was further amended on March 30, 2001, June 30, 2001, December 31, 2001 and April 1, 2002. As of March 31, 2002 and December 31, 2001, amounts available under the MFC Bank Loan were $0.

         The MFC Bank Loan matures on June 28, 2002. The MFC Bank Loan provides that each bank shall, if there is no default, extend a term loan equal to its share of the principal amount outstanding. Maturity of the term notes shall be the earlier of one year with a two year amortization schedule or any other date on which it becomes payable in accordance with the MFC Bank Loan Agreement. Interest and principal payments are paid monthly. Interest is calculated monthly at either the bank's prime rate or a rate based on the adjusted London Interbank Offered Rate of interest (LIBOR), at the option of MFC. Substantially, all promissory notes evidencing MFC's investments are held by a bank as collateral agent under this agreement. MFC is required to pay an annual facility fee of 20 basis points on the unused portion of the MFC Bank Loan's aggregate commitment. Commitment fee expense for the three months ended March 31, 2002 and 2001 was $22,000 and $13,000. Outstanding borrowings under the MFC Bank Loan were $148,000,000 for both periods, at weighted average interest rates of 4.81% and 4.75% at March 31, 2002 and December 31, 2001, respectively. Average borrowings outstanding under the MFC Bank Loan were $148,000,000 and $194,078,000 for the 2002 and 2001 first quarters. MFC is required under the MFC Bank Loan to maintain minimum tangible net assets of $65,000,000 and certain financial ratios, as defined therein. The MFC Bank Loan agreement contains other restrictive covenants, including a limitation of $500,000 for capital expenditures.

         The Company Bank Loan

         On July 31, 1998 (and as subsequently amended and restated), the Company and MBC entered into the Company Bank Loan, a committed revolving credit agreement with a group of banks. On September 21, 2001, the Company Bank Loan was extended to November 5, 2001 to allow for continuation of renewal discussions which were completed and an amendment signed on February 20, 2002. As of March 31, 2002 and December 31, 2001, amounts available under this loan agreement were $0 and $25,000,000. The Company's bank loan matured on May 15, 2002.

         MFC Note Agreement

         See the discussion of the Senior Secured Notes below.

         Covenants and Limitations

         The Company Bank Loan, MFC Bank Loan, and the MFC Note Agreements contain substantial limitations on the Company's ability to operate and in some cases require modifications to our previous normal operations. Under all of the agreements, if outstanding debt exceeds the borrowing base, as defined in each agreement, the excess must be repaid within five business days. The agreements, collectively, also contain financial covenants, including a maximum consolidated leverage ratio, a maximum combined leverage ratio, a minimum EBIT to interest expense ratio, minimum asset quality ratio, minimum tangible net worth and maximum losses of Media. The agreements also impose limitations on our ability to incur liens and indebtedness, merge, consolidate, sell or transfer assets, loan and invest in third parties and our subsidiaries, repurchase or redeem stock, purchase portfolios, acquire other entities, amend certain material agreements, make capital expenditures, have outstanding intercompany receivables and securitize our assets. They prohibit MFC from (a) paying dividends prior to July 1, 2002, (b) paying more than $2 million of dividends between July 1, 2002 and

September 12, 2002 and (c) paying dividends after September 12, 2002 unless it certifies that it will be in pro forma compliance with amortization requirements for the remainder of 2002 after paying the dividend. They prohibit the Company from paying dividends. Lastly, the agreements limit the amount of investments we can make in our subsidiaries and the creation of new subsidiaries. If replacement financing is completed as specified in the letter of intent that the Company entered into, the Company would not have any of those restrictions.

   Amendments to the MFC Bank Loan, Company Bank Loan and MFC Note Agreements

         In the fourth quarter of 2001, the Company Bank Loan matured and MFC was in default under its bank loan and its senior secured notes. As of April 1, 2002, the Company and MFC obtained amendments to their bank loans and senior secured notes. The amendments, in general, changed the maturity dates of the loans and notes, modified the interest rates borne on the bank loans and the secured notes, required certain immediate, scheduled or other prepayments of the loans and notes and reductions in the commitments under the bank loans and required the Company and MFC to engage or seek to engage in certain asset sales, instituted additional operating restrictions and reporting requirements. As modified by the amendments, the scheduled amortization on the bank loans and secured notes is as follows:

                                                                                                Maturity
                                                                  -----------------------------------------------------------------
                                        Payments                                                                         Principal
                        Principal     from January     Principal                                 Monthly                outstanding
                       outstanding      1, 2002 -     outstanding                               from July                  at and
                       at December      March 31,    at March 31,                              2002 - May                after June
                         31, 2001         2002           2001       April, 2002   May, 2002       2003       June, 2003   30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Medallion Financial     $ 85,000,000    $13,711,270   $ 71,288,730  $ 5,000,000   $66,288,730   $        -  $     -          $-
loans
MFC loans                148,000,000              -   $148,000,000            -             -    6,166,667   80,166,663       -
MFC loans senior          45,000,000      1,000,000   $ 44,000,000   13,143,125             -    1,285,703   16,714,142       -
secured notes
                     --------------------------------------------------------------------------------------------------------------
Total                   $278,000,000    $14,711,270   $263,288,730  $18,143,125   $66,288,730   $7,452,370  $96,880,805      $-
===================================================================================================================================

         In addition to the changes in maturity, the interest rates on the Company's bank loan and MFC's secured notes were increased, and additional fees were charged to renew and maintain the facilities and notes. The recent amendments contain substantial limitations on our ability to operate and in some cases require modifications to our previous normal operations. Covenants restricting investment in the Media and BLL subsidiaries, elimination of various intercompany balances between affiliates, limits on the amount and timing of dividends, and continuation of the prior financial and operating covenants were all tightened as a condition of renewal.

         In addition to imposing maturities and scheduled amortization requirements, the amendments also instituted various other prepayment requirements: (a) the Company is required to repay to MFC an intercompany receivable in excess of $8,000,000 by May 15, 2002, and (b) MFC is required to use its best efforts to sell a portion its laundromat and dry cleaning loans in its commercial loan portfolio by May 31, 2002, and its Chicago Yellow Cab loan portfolio before November 1, 2002. The proceeds from these repayments and sales must be used to repay MFC's indebtedness. In addition, the amendments require MFC to further amend the MFC Note Agreements and the MFC Bank Loan to provide for periodic prepayments of the indebtedness thereunder out of excess cash flow. While we fully intend to comply with the covenants in recent amendments, we have failed to comply with similar covenants in our existing agreements.

         Current Status of the MFC Bank Loan, the Company Bank Loan and the MFC Note Agreements

         As of May 15, 2002, the Company's $56,289,000 bank loan matured, and the Company and MFC are in default under the bank loans and the note agreements due to noncompliance with financial covenants and failure to make payments due under the note agreements. The Company and MFC are currently negotiating with these lenders to amend the agreements or obtain a waiver or forbearance agreement, and the Company has received a term sheet that would waive all of the noncompliance; however there can be no assurance that the lenders will grant an amendment, waiver or forbearance. Unless such amendments or waivers are obtained, the Company's lenders have the right to accelerate the payment on $178,857,000 of its indebtedness.

         New Financing Arrangements

         We are currently exploring refinancing options which would replace our obligations under the Company and MFC loans and the senior secured notes. We have signed a non-binding preliminary term sheet and are currently engaged in discussions, and have received a proposal from, a nationally known asset-based lender to provide a refinancing for the obligations owed under our senior secured notes and bank loans. The proposed financing would enable the Company to refinance its existing indebtedness and provide additional capital with longer maturities, but there can be no assurance that such financing will be obtained, the date that it will be obtained or whether such financing would provide more operating flexibility than is provided under our current credit agreements. The failure to obtain such financing or alternative financing on a timely basis could have a material adverse effect on the Company. In addition, the Company is actively pursuing other financing options for individual subsidiaries with alternate financing sources, and is continuing the ongoing program of loan participations and sales to provide additional sources of funds for both external expansion and continuation of internal growth. The Company has also received a non-binding preliminary proposal from another nationally recognized lender for a warehouse facility for its medallion lending portfolio. The Company has also signed a letter of intent with a third lender to refinance a certain subsidiary of the Company. Furthermore, the Company is considering the possibility of submitting an application to receive a bank charter, which if granted, would permit the Company to receive deposits insured by the Federal Deposit Insurance Corporation. The Company has held meetings with the relevant regulatory bodies in connection with such an application. There can be no assurances that such financings will be obtained or that any application related to a bank charter would be approved.

         As a result of the recent amendments to the bank loans and senior secured notes, the Company's cost of funds will increase in 2002 until the debts mature and are paid off. As noted above, the amendments entered into during 2002 to the Company's bank loans and senior secured notes involved changes, and in some cases increases, to the interest rates payable thereunder. In addition, during events of default, the interest rate borne on the lines of credit is based upon a margin over the prime rate rather than LIBOR. The bank lines of credit are priced on a grid depending on leverage. The senior secured notes adjusted to 8.35% effective April 1, 2002, and thereafter adjust upwards an additional 50 basis points on a quarterly basis until maturity. In addition to the interest rate charges, $2,568,000 has been incurred through May 15, 2002 for attorneys and other professional advisors, most working on behalf of the lenders, of which $627,000 was expensed during the 2002 first quarter, and $1,080,000 which will be expensed in the 2002 second quarter, with the balance expensed over the remaining lives of the related debt outstanding.

         Fees

         The Company paid amendment fees of $255,000, and MFC paid amendment fees of $478,000 and is obligated to pay an additional amendment fee on June 28, 2002 equal to 0.20% of the amount committed under the MFC Bank Loan and of the amount outstanding under MFC Note Agreements. Additionally, under the MFC Note Agreements and MFC Bank Loan, MFC is obligated to pay the lenders and note holders an aggregate monthly fee of $25,000 commencing on June 30, 2002 and increasing by $25,000 each month.

         Interest and Principal Payments

         Interest and principal payments are paid monthly. Interest on the bank loans are calculated monthly at either the bank's prime rate or a rate based on the adjusted LIBOR rate at the option of the Company. Substantially all promissory notes evidencing the Company's investments are held by a bank as collateral agent under the Loan Agreement. The Company is required to pay an annual facility fee of 20 basis points on the amount of the aggregate commitment. Commitment fee expense for the three months ended March 31, 2002 and 2001 was $45,000 and $0. Outstanding borrowings under the Loan Agreement were $71,289,000 and $85,000,000 at a weighted average interest rate of 5.45% and 6.25% at March 31, 2002 and December 31, 2001. The Company is required under the MFC Bank Loan Agreements to maintain certain levels of medallion loans and certain financial ratios, as defined therein. The MFC and the Company Bank Loan Agreements contain other restrictive covenants, including a limitation of $500,000 and $1,000,000, respectively, for capital expenditures per annum.

         The weighted average interest rate for the Company's consolidated outstanding revolver borrowings at March 31, 2002 and December 31, 2001 was 5.02% and 5.80%. During the three months ended March 31, 2002 and 2001, the Company's weighted average borrowings were $225,217,000 and $316,828,000 with a weighted average interest rate of 6.90% and 7.41%, respectively.

         The Company values its portfolio at fair value as determined in good faith by the Company's Board of Directors in accordance with the Company's valuation policy. Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The Company will record unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection of the loan is unlikely. The Company will record unrealized appreciation on equities if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, the Company's security has also appreciated in value. Without a readily ascertainable market value, the estimated value of the Company's portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. The Company adjusts quarterly the valuation of the portfolio to reflect the Board of Directors' estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in the Company's statement of operations as "Net unrealized gains (losses)." The Company's investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value. The Company uses Media's actual results of operations as the best estimate of changes in fair value and records the result as a component of unrealized appreciation (depreciation) on investments.

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

         During the second and third quarters of 2001, the Company completed an equity offering of 3,660,000 common shares at $11 per share raising over $40,000,000 of additional capital. The Company continues to work with investment banking firms to investigate the viability of a number of other financing options which include, among others, the sale or spin off certain assets or divisions, and the development of a securitization conduit program. These financing options would also provide additional sources of funds for both external expansion and continuation of internal growth.

         The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rate at March 31, 2002:

=================================================================================================================================
                                   Medallion                                                                  Total
(Dollars in thousands)             Financial    MFC        BLL           MCI        MBC         FSVC        3/31/02   12/31/01
---------------------------------------------------------------------------------------------------------------------------------
Cash                               $  7,188  $ 17,170     $1,041     $   3,769     $1,532   $   1,364    $  32,064   $    25,409
Bank loans /(1)/                    100,000   190,000                                                       290,000      318,000
Amounts outstanding                  71,289   148,000                                                       219,289      233,000
Average interest rate                 5.45%     4.81%                                                         5.02%        5.30%
Maturity                               5/02      6/02                                                     5/02-6/02  11/01-06/02
SBA debentures /(2)/                                                 $  46,500              $   46,860   $   93,360  $    93,360
Amounts available                                                       21,000                  22,515       43,515       49,515
Amounts outstanding                                                     25,500                  24,345       49,845       49,845
Average interest rate                                                    6.63%                   6.37%        6.50%        6.96%
Maturity                                                             3/06-6/11              12/02-9/11   12/02-9/11  12/02-12/11
Senior secured notes /(3)/                   $ 44,000                                                       $44,000  $    45,000
Average interest rate                           8.35%                                                         8.35%        7.35%
Maturity                                         6/03                                                          6/02    6/04-9/04
---------------------------------------------------------------------------------------------------------------------------------
Total cash and                     $  7,188  $ 17,170     $1,041     $  24,769     $1,532   $   23,879    $  75,579      $74,924
  amounts undisbursed
  under credit facilities
=================================================================================================================================
Total debt outstanding             $ 71,289  $192,000     $          $  25,500     $    -   $   24,345    $ 313,134  $   321,845
=================================================================================================================================

 /(1)/ Subsequent to March 31, 2002, the agreements providing bank loans for the Company and MFC were amended to (a) provide, with respect to the Company bank loan, for a May 15, 2002 maturity date, with commitment reductions to approximately $71,000,000 and $61,000,000 on April 1, 2002 and May 1, 2002; and (b) provide, with respect to the bank loan, for a June 28, 2002 maturity date (subject to conversion of amounts outstanding on June 28, 2002 into a one year term loan) with a commitment reduction to $150,000,000 on April 1, 2002.

/(2)/ The remaining amounts under the approved commitment from the SBA may be drawn down over a five year period ending May, 2006, upon submission of a request for funding by the Company and its subsequent acceptance by the SBA. In April 2002, FSVC drew down an additional $3,000,000 under this commitment.

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

         The Company adopted these standards effective January 1, 2002, and is evaluating the impact of adoption of these accounting standards. At March 31, 2002, the Company had $5,008,000 of goodwill on its consolidated balance sheet and $2,087,000 recorded on the balance sheet of Media, its wholly-owned subsidiary that will be subject to the asset impairment review required by SFAS 142.

Common Stock

         Our common stock is quoted on the Nasdaq National Market under the symbol "TAXI." Our common stock commenced trading on May 23, 1996. As of May 13, 2002, there were approximately 18,242,035 holders of record of the Company's common stock.

         On May 13, 2002, the last reported sale price of our common stock was $5.55 per share. The following table sets forth the range of high and low closing prices of the common stock as reported on the Nasdaq National Market for the periods indicated. Our common stock has historically traded at a premium to net asset value per share. There can be no assurance, however, that such premium will be maintained.

         The following table sets forth for the periods indicated the range of high and low closing prices for the Company's common stock on the Nasdaq National Market:

==============================================================================================================
2002                                                                            HIGH               LOW
--------------------------------------------------------------------------------------------------------------
First Quarter                                                                  $9.20             $7.77
2001
--------------------------------------------------------------------------------------------------------------
First Quarter                                                                 $15.09             $8.52
Second Quarter                                                                 13.54              8.46
Third Quarter                                                                  10.98              7.67
Fourth Quarter                                                                  9.52              6.90
==============================================================================================================

         We have distributed and currently intend to continue to distribute at least 90% of our investment company taxable income to our stockholders. Distributions of our income are generally required to be made within the calendar year the income was earned to maintain our RIC status; however, in certain circumstances distributions can be made up to a full calendar year after the income has been earned. Our investment company taxable income includes, among other things, dividends and interest reduced by deductible expenses. Our ability to make dividend payments is restricted by certain asset coverage requirements under the 1940 Act and is dependent upon maintenance of our status as a RIC under the Code. Our ability to make dividend payments is further restricted by certain financial covenants contained in our credit agreements, which require paydowns on amounts outstanding if dividends exceed certain amounts, and generally disallow any dividend until July 1, 2002, by SBA regulations and under the terms of the SBA debentures. We have adopted a dividend reinvestment plan pursuant to which stockholders may elect to have distributions reinvested in additional shares of common stock. When we declare a dividend or distribution, all participants will have credited to their plan accounts the number of full and fractional shares (computed to three decimal places) that could be obtained with the cash, net of any applicable withholding taxes, that would have been paid to them if they were not participants. The number of full and fractional shares is computed at the weighted average price of all shares of common stock purchased for plan participants within the 30 days after the dividend or distribution is declared plus brokerage commissions. The automatic reinvestment of dividends and capital gains distributions will not relieve plan participants of any income tax that may be payable on the dividends or capital gains distributions. Stockholders may terminate their participation in the dividend reinvestment plan by providing written notice to the Plan Agent at least 10 days before any given dividend payment date. Upon termination, we will issue to a stockholder both a certificate for the number of full shares of common stock owned and a check for any fractional shares, valued at the then current market price, less any applicable brokerage commissions and any other costs of sale. There are no additional fees or expenses for participation in the dividend reinvestment plan. Stockholders may obtain additional information about the dividend reinvestment plan by contacting the Plan Agent at 59 Maiden Lane, New York, NY, 10038. There can be no assurances; however, that we will have sufficient earnings to pay such dividends in the future.

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

         . sales of participations in loans; and

         . loan amortization and prepayments

         As a Regulated Investment Company (RIC), we are required to distribute at least 90% of our investment company taxable income. Consequently, we primarily rely upon external sources of funds to finance growth. At March 31, 2002, we had $40,515,000 available under outstanding commitments from the SBA.

We are in default under our credit facilities and we may have difficulty raising capital to finance our planned level of lending operations.

         On May 15, 2002, the Company's $56,289,000 Bank Loan matured. The Company has not made the required repayment. Additionally, the Company is not in compliance with various covenants under this and its other credit facilities. As a result, the Company's lenders have the right to accelerate the payment on $178,857,000 of its indebtedness. The Company has received a term sheet waiving all of the non-compliance with its lending group to obtain waivers of default and amendments to certain terms and covenants, including the extensions with regard to the maturity date for the Company's facility and other the payment dates. There can be no assurances that the Company will be able to agree with its lenders on such waivers and amendments. If the Company is unable to (i) obtain an extension of the maturity date, waivers of default and amendments to certain terms and covenants, (ii) enter into a forbearance agreement or (iii) obtain favorable replacement financing, the Company may be required to sell assets at amounts significantly below the carrying values of the investments of the Company.

assurances that the Company will be able to agree with its lenders on such waivers and amendments. If the Company is unable to (i) obtain waivers of default and amendments to certain terms and covenants, (ii) enter into a forbearance agreement or (iii) obtain favorable replacement financing, the Company may be required to sell assets at amounts significantly below the carrying the values of the investments of the Company.

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

         The economic downturn has resulted in certain of our commercial loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us. If the economic downturn continues, the level of delinquencies, defaults, and loan losses in commercial loan portfolio could increase. The terrorist attack on New York City on September 11, 2001 and the economic downturn have affected our revenues by increasing loan delinquencies and non-performing loans, increasing prepayments, stressing collateral value and decreasing taxi advertising. Although the

Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at March 31, 2002, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements.

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

         By their nature, corporate acquisitions entail certain risks, including those relating to undisclosed liabilities, the entry into new markets, and personnel matters. We may have difficulty integrating the acquired operations or managing problems due to sudden increases in the size of our loan portfolio. In such instances, we might be required to modify our operating systems and procedures, hire additional staff, obtain and integrate new equipment and complete other tasks appropriate for the assimilation of new business activities. There can be no assurance that we would be successful, if and when necessary, in minimizing these inherent risks or in establishing systems and procedures which will enable us to effectively achieve our desired results in respect of any future acquisitions.

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

         Under the 1940 Act, our loan portfolio must be recorded at fair value or "marked to market." Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, we adjust quarterly the valuation of our portfolio to reflect our estimate of the current realizable value of our loan portfolio. Since no ready market exists for this portfolio, fair value is subject to the good faith determination of our management and the approval of our board of directors. Because of the subjectivity of these estimates, there can be no assurance that in the event of a foreclosure or the sale of portfolio loans we would be able to recover the amounts reflected on our balance sheet. If liquidity constraints required the sale of a substantial portion of the portfolio, such an action may require the sale of certain assets at amounts less than their carrying amounts.

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

         Considering these factors, we have determined that the fair value of our portfolio is net below its cost basis. At March 31, 2002, our net unrealized depreciation on net investments was approximately $6,938,000. Based upon current market conditions and current loan-to-value ratios, our board of directors believes that the net unrealized depreciation on investments is adequate to reflect the fair value of the portfolio.

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

         A significant portion of our taxicab advertising and loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10.0% each year. However, for sustained periods during that time, taxicab medallions have declined in value. New York City taxicab medallions have increased 3%-6% during the 2002 first quarter.

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

         The fair value of the collateral appreciation participation loan portfolio at March 31, 2002 was $8,950,000, which represented approximately 2% of the total investment portfolio. We will continue to monitor the levels of these asset types in conjunction with the diversification tests.

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

ITEM 2. Changes in Securities and Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On May 15, 2002, the Company's $56,289,000 Bank Loan matured and payments representing principal and interest were due. The Company has not made the required repayment. Additionally, the Company is not in compliance with various covenants under this and its other credit facilities. As a result, the Company's lenders have the right to accelerate the payment on $178,857,000 of its indebtedness. The Company has received a term sheet waiving all of the non-compliant with its lending group to obtain waivers of default and amendments to certain terms and covenants, including the extensions with regard to the maturity date for the Company's facility and other the payment dates. There can be no assurances that the Company will be able to agree with its lenders on such waivers and amendments. If the Company is unable to (i) obtain an extension of the maturity date, waivers of default and amendments to certain terms and covenants, (ii) enter into a forbearance agreement or (iii) obtain favorable replacement financing, the Company may be required to sell assets at amounts significantly below the carrying values of the investments of the Company.

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

Date:  May 15, 2002

By: /s/ James E. Jack                            By: /s/ Larry D. Hall
    -----------------                                -----------------

James E. Jack                                    Larry D. Hall
Executive Vice President and Chief Financial     Senior Vice President and Chief
Officer Signing on behalf of the registrant      Accounting Officer Signing on
as principal financial officer.                  behalf of the registrant as
                                                 principal accounting officer.