Form 10-Q
period 2002-06-30
MEDALLION FINANCIAL CORP
filed 2002-08-14
CIK 1000209

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-27812

MEDALLION FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	No. 04-3291176
(State of Incorporation)	(IRS Employer Identification No.)

437 Madison Ave, New York, New York 10022
(Address of principal executive offices)        (Zip Code)

(212) 328-2100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Number of shares of Common Stock outstanding at the latest practicable date, August 14, 2002:

Class Outstanding	Par Value	Shares Outstanding
Common Stock	$.01	18,242,728

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

BASIS OF PREPARATION

Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC). As an adjunct to the Company’s taxicab medallion finance business, the Company operates a taxicab rooftop advertising business, Medallion Taxi Media, Inc. (Media).

The financial information is divided into two sections. The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2002.

The consolidated balance sheet of the Company as of June 30, 2002, the related consolidated statements of operations for the three and six months ended June 30, 2002, and the consolidated statement of cash flows for the six months ended June 30, 2002 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three and six months ended June 30, 2002 or for any other interim period may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Interest and dividend income on investments	$8,308,924	$11,413,800	$17,984,302	$24,742,979
Interest income on short-term investments	114,500	204,357	218,034	249,309

Total investment income	8,423,424	11,618,157	18,202,336	24,992,288
Notes payable to banks	3,169,449	5,694,719	7,006,884	11,485,191
Senior secured notes	835,318	838,927	1,893,178	1,660,792
SBA debentures	917,800	451,583	1,779,059	884,755
Commercial paper	—	27,287	—	182,816

Total interest expense	4,922,567	7,012,516	10,679,121	14,213,554

Net interest income	3,500,857	4,605,641	7,523,215	10,778,734
Gain on sale of loans	258,591	278,857	588,219	712,037
Other income	2,162,547	1,017,496	3,053,891	1,988,742

Total noninterest income	2,421,138	1,296,353	3,642,110	2,700,779
Salaries and benefits	2,393,003	2,159,230	4,737,847	4,836,306
Professional fees	623,291	586,336	1,516,528	981,583
Amortization of goodwill	—	135,095	—	267,621
Costs of debt extinguishment	3,101,783	—	3,101,783	—
Other operating expenses	1,626,948	539,216	3,390,916	2,153,203

Total operating expenses	7,745,025	3,419,877	12,747,074	8,238,713

Net investment income (loss)	(1,823,030)	2,482,117	(1,581,749)	5,240,800
Net realized losses on investments	(3,369,637)	(602,548)	(4,069,270)	(1,500,961)
Net change in unrealized appreciation on investments	2,185,449	499,446	1,234,974	965,521

Net realized/unrealized gain (loss) on investments	(1,184,188)	(103,102)	(2,834,296)	(535,440)
Income tax provision	—	14,757	—	51,873

Net increase (decrease) in net assets resulting from operations	$(3,007,218)	$2,364,258	$(4,416,045)	$4,653,487

Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.16)	$0.16	$(0.24)	$0.31
Diluted	(0.16)	0.16	(0.24)	0.31

Weighted average common shares outstanding
Basic	18,242,728	15,215,002	18,242,728	14,895,144
Diluted	18,242,728	15,220,407	18,242,728	14,903,764

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2002	December 31, 2001
Assets
Medallion loans	$219,465,426	$252,674,634
Commercial loans	176,587,054	199,328,787
Equity investments	4,976,199	3,591,962

Net investments	401,028,679	455,595,383
Investment in and loans to Media	5,745,913	6,658,052

Total investments	406,774,592	462,253,435
Cash	28,919,329	25,409,058
Accrued interest receivable	3,929,287	3,989,989
Servicing fee receivable	3,173,838	3,575,079
Fixed assets, net	1,748,670	1,933,918
Goodwill, net	5,007,583	5,007,583
Other assets, net	6,315,794	5,586,720

Total assets	$455,869,093	$507,755,782

Liabilities
Accounts payable and accrued expenses	$5,311,948	$7,105,309
Dividends payable	—	1,643,656
Accrued interest payable	2,960,037	2,138,240
Notes payable to banks	195,027,592	233,000,000
Senior secured notes	29,209,283	45,000,000
SBA debentures	52,845,000	43,845,000

Total liabilities	285,353,860	332,732,205

Shareholders’ Equity
Preferred stock (1,000,000 shares of $0.01 of par value stock authorized—none outstanding)	—	—
Common stock (50,000,000 of $0.01 par value stock authorized—18,242,728 shares outstanding at June 30, 2002 and 18,242,035 at December 31, 2001)	182,421	182,421
Capital in excess of par value	183,724,180	184,486,259
Accumulated net investment losses	(13,391,368)	(9,645,103)

Total shareholders’ equity	170,515,233	175,023,577

Total liabilities and shareholders’ equity	$455,869,093	$507,755,782

Number of common shares	18,242,728	18,242,035
Net asset value per share	$9.35	$9.59

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	($4,416,045)	$4,653,487
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	300,887	246,865
Amortization of goodwill	—	267,621
Amortization of loan origination costs	800,830	588,842
Increase in net unrealized appreciation on investments	(3,478,238)	(1,276,192)
Net realized loss on investments	4,069,270	1,500,961
Net realized gain on sales of loans	(588,219)	(712,037)
Equity in losses of Media	2,243,264	310,671
(Increase) decrease in accrued interest receivable	60,702	(548,905)
Decrease in servicing fee receivable	401,241	612,720
(Increase) decrease in other assets	(821,375)	287,351
Decrease in accounts payable and accrued expenses	(1,793,361)	(486,839)
Increase (decrease) in accrued interest payable	821,797	(2,476,504)

Net cash provided by (used in) operating activities	(2,399,247)	2,968,041

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(62,834,597)	(48,173,509)
Proceeds from sales and maturities of investments	116,597,660	88,579,498
Investment in and loans to Media, net	(1,331,125)	(2,805,957)
Capital expenditures	(115,639)	(214,813)

Net cash provided by investing activities	52,316,299	37,385,219

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) notes payable to banks	(37,972,408)	9,020,000
Repayments of commercial paper	—	(23,829,141)
Proceeds from issuance of SBA debentures	9,000,000	10,500,000
Payments of senior secured notes	(15,790,717)	—
Issuance of stock	—	37,403,275
Payments of declared dividends to current stockholders	(1,643,656)	(7,287,920)

Net cash provided by (used in) financing activities	(46,406,781)	25,806,214

NET INCREASE IN CASH	3,510,271	66,159,474
CASH, beginning of period	25,409,058	15,652,878
CASH, end of period	28,919,329	81,812,352

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$8,739,222	$16,690,058

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

(1)    Organization of Medallion Financial Corp. and Its Subsidiaries

Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC). As an adjunct to the Company’s taxicab medallion finance business, the Company operates a taxicab rooftop advertising business, Medallion Taxi Media, Inc. (Media). See Note 3.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, except for Media. All significant intercompany transactions, balances, and profits have been eliminated in consolidation. The consolidated statements give retroactive effect to the merger with FSVC retroactively combined with the Company’s financial statements as if the merger had occurred at the beginning of the earliest period presented. As a non-investment company, Media cannot be consolidated with the Company, which is an investment company under the 1940 Act. See Note 3 for the presentation of financial information for Media.

Investment Valuation

The Company’s loans, net of participations and any unearned discount, are considered investments under the 1940 Act and are recorded at fair value. Loans are valued at cost less unrealized depreciation. Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities.

Investments in equity securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market are determined by the Board of Directors based upon the assets and revenues of the underlying investee companies, as well as general market trends for businesses in the same industry. Included in equity investments at June 30, 2002 are marketable and non-marketable securities of approximately $892,000 and $4,084,000, respectively. At December 31, 2001, the respective balances were approximately $925,000 and $2,667,000. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

The Company’s investments consist primarily of long-term loans to persons defined by Small Business Administration (SBA) regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 54% and 55% of the Company’s investment portfolio at June 30, 2002 and December 31, 2001, respectively, had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 85% and 81%, respectively, were in New York City. These loans are secured by the medallions, taxicabs and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, personally guaranteed by the owners. A portion of the Company’s portfolio represents loans to various commercial enterprises, including finance companies, wholesalers, dry cleaners, restaurants, and real estate. These loans are secured by various equipment and/or real estate and are generally guaranteed by the owners, and in certain cases, by the equipment dealers. These loans are made primarily in the metropolitan New York City area. The remaining portion of the Company’s portfolio is from the origination of loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the U.S. Congress.

Collateral Appreciation Participation Loans

During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral. At June 30, 2002, the loans were carried at $8,950,000, which represented approximately 2% of the Company’s total investment portfolio. During the 2002 second quarter and six months, $0 additional interest income was recorded, compared to $250,000 and $950,000 for the 2001 comparable periods, which was reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets. As a regulated investment company, the Company is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments. The Company feels that it has adequately calculated the fair market value of these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices. The loans are due in March 2005, but may be prepaid at the borrower’s option beginning in September 2002. The borrower has indicated his interest in prepaying and/or refinancing the transaction, and the Company expects to complete the refinance of the loans during the 2002 third quarter, including the syndicated portion, at the rates and terms prevailing at that time.

Income Recognition

Interest income is recorded on the accrual basis. Loans are placed on non-accrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on non-accrual loans is recognized when cash is received. At June 30, 2002 and December 31, 2001, total non-accrual loans were approximately $33,539,000 and $35,782,000. The amount of interest income on non accrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $1,238,000, $1,930,000, $929,000, and $1,682,000 for the 2002 second quarter and six months and the comparable 2001 periods, respectively.

Loan Sales and Servicing Fee Receivable

The Company currently accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125”(SFAS 140). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The principal portion of loans serviced for others by the Company was approximately $239,694,000 and $229,349,000 at June 30, 2002 and December 31, 2001.

Gain or losses on loan sales are primarily attributable to the sale of commercial loans which have been at least partially guaranteed by the SBA. The Company recognizes gains or losses from the sale of the SBA-guaranteed portion of a loan at the date of the sales agreement when control of the future economic benefits embodied in the loan is surrendered. The gains are calculated in accordance with SFAS 140, which requires that the gain on the sale of a portion of a loan be based on the relative fair values of the loan sold and the loan retained. The gain on loan sales is due to the differential between the carrying amount of the portion of loans sold and the sum of the cash received and the servicing fee receivable. The servicing fee receivable represents the present value of the difference between the servicing fee received by the Company (generally 100 to 400 basis points) and the Company’s servicing costs and normal profit, after considering the estimated effects of prepayments and defaults over the life of the servicing agreement. In connection with calculating the servicing fee receivable, the Company must make certain assumptions including the cost of servicing a loan including a normal profit, the estimated life of the underlying loan that will be serviced, and the discount rate used in the present value calculation. The Company considers 40 basis points to be its cost plus a normal profit and uses the note rate plus 100 basis points for loans with an original maturity of ten years or less and the note rate plus 200 basis points for loans with an original maturity of greater than ten years as the discount rate. The note rate is generally the prime rate plus 2.75%.

The servicing fee receivable is amortized as a charge to loan servicing fee income over the estimated lives of the underlying loans using the effective interest rate method. The Company reviews the carrying amount of the servicing fee receivable for possible impairment by stratifying the receivables based on one or more of the predominant risk characteristics of the underlying financial assets. The Company has stratified its servicing fee receivable into pools, generally by the year of creation, and within those pools, by the term of the loan underlying the servicing fee receivable. If the estimated present value of the future servicing income is less than the carrying amount, the Company establishes an impairment reserve and adjusts future amortization accordingly. If the fair value exceeds the carrying value, the Company may reduce future amortization. The servicing fee receivable is carried at the lower of amortized cost or fair value.

The estimated net servicing income is based, in part, on management’s estimate of prepayment speeds, including default rates, and accordingly, there can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and it’s value will decline; and as a result, servicing income during that and subsequent periods would decline. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and servicing income would increase. The constant prepayment rates utilized by the Company in estimating the lives of the loans depend on the original term of the loan, industry trends, and the Company’s historical data. During 2001, the Company began to experience an increase in prepayment activity and delinquencies. These trends continued to worsen during 2001, and as a result the Company revised its prepayment assumptions on certain loan pools from 15% to between 25% and 35%. This resulted in a $2,171,000 charge to operations, increasing the reserve for impairment of the servicing fee receivable during 2001. The prepayment rate of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers.

The activity in the reserve for servicing fee receivable follows:

	2002	2001
Balance at January 1	$2,376,000	$205,000
Additions	—	31,000

Balance at March 31	2,376,000	236,000
Additions	—	83,000

Balance at June 30	$2,376,000	$319,000

Unrealized Appreciation/(Depreciation) and Realized Gains/(Losses) on Investments

The change in unrealized appreciation/(depreciation) on investments is the amount by which the fair value estimated by the Company is greater/(less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and write-offs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized depreciation on net investments (which excludes Media) was approximately $4,023,000 as of June 30, 2002 and $7,501,000 as of December 31, 2001. The Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value. The Company uses Media’s actual results of operations as the best estimate of changes in fair value and records the result as a component of unrealized appreciation (depreciation) on investments. See Note 3 for the presentation of financial information for Media.

The tables below show changes in unrealized appreciation (depreciation) on net investments during the six months ended June 30, 2002 and 2001:

	Loans	Equity Investments	Total
Balance as of December 31, 2001	(9,626,304)	$2,125,252	($7,501,052)
Change in unrealized
Appreciation on investments	—	757,822	757,822
Depreciation on investments	(890,020)	—	(890,020)
Realized
Gains on investments	(1,411)	—	(1,411)
Losses on investments	696,536	—	696,536

Balance as of March 31, 2002	(9,821,199)	2,883,074	(6,938,125)
Change in unrealized
Appreciation on investments	—	569,841	569,841
Depreciation on investments	(922,895)	(66,669)	(989,564)
Realized
Losses on investments	3,255,018	80,016	3,335,034
Balance as of June 30, 2002	($7,489,076)	$3,466,262	($4,022,814)

Balance as of December 31, 2000	($6,988,790)	($422,577)	($7,411,367)
Change in unrealized
Appreciation on investments	—	176,407	176,407
Depreciation on investments	(558,159)	—	(558,159)
Realized
Gains on investments	(3,375)	(120,389)	(123,764)
Losses on investments	1,384,856	—	1,384,856
Other	236,499	240,779	477,278

Balance as of March 31, 2001	(5,928,969)	(125,780)	(6,054,749)
Change in unrealized
Appreciation on investments	178,623	452,000	630,623
Depreciation on investments	(716,369)	(92,080)	(808,449)
Realized
Losses on investments	323,633	—	323,633
Other	(236,369)	—	(236,369)

Balance as of June 30, 2001	($6,379,451)	$234,140	($6,145,311)

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio:

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Increase in net unrealized appreciation (depreciation) on investments
Unrealized appreciation	$569,841	$630,623	$1,327,663	$807,030
Unrealized depreciation	(989,564)	(808,449)	(1,879,584)	(1,366,608)
Unrealized depreciation on Media	(729,862)	116,518	(2,243,264)	(310,671)
Realized gain	—	—	(1,411)	(123,764)
Realized loss	3,335,034	323,633	4,031,570	1,708,489
Other	—	237,121	—	251,045

Total	$2,185,449	$499,446	$1,234,974	$965,521

Net realized gain (loss) on investments
Realized gain	$—	($239,355)	$1,411	($105,234)
Realized loss	(3,335,034)	(363,193)	(4,031,570)	(1,395,727)
Direct charge-off	(34,603)	—	(39,111)	—

Total	($3,369,637)	($602,548)	($4,069,270)	($1,500,961)

Goodwill

Cost of purchased businesses in excess of the fair value of net assets acquired (goodwill) was amortized on a straight-line basis over fifteen years. Effective January 1, 2002, coincident with the adoption of SFAS No. 142, “ Goodwill and Intangible Assets”, the Company ceased the amortization of goodwill, and engaged a consultant to evaluate its carrying value. The amount of goodwill amortized to expense was $0 in 2002, and was $135,000 and $268,000 for the 2001 second quarter and six months. If goodwill had not been amortized for the 2001 second quarter and six months, net increase in net assets resulting from operations would have been $2,499,351 and $4,921,103 or $0.16 and $0.33 per share, respectively. See Note 7 for additional information related to the new accounting pronouncement on goodwill.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 5 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $148,000 and $301,000 for the 2002 second quarter and six months, and ($43,000) and $247,000 for the 2001 periods.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense for the three and six months ended June 30, 2002 was approximately $1,970,000 and $3,145,000 and was $228,000 and $336,000 for the comparable 2001 periods. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any amounts will be amortized against income over an appropriate period or capitalized as goodwill. The amounts on the balance sheet for all of these purposes as of June 30, 2002 and December 31, 2001 were $3,400,000 and $2,540,000.

Federal Income Taxes

The Company has elected to be treated for tax purposes as a regulated investment company (RIC) under the Internal Revenue Code of 1986, as amended (the Code). As a RIC, the Company will not be subject to US federal income tax on any investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) that it distributes to its stockholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s policy to comply with the provisions of the Code applicable to regulated investment companies.

Media, as a non-investment company, has elected to be taxed as a regular corporation.

Net Increase in Net Assets Resulting from Operations per Share (EPS)

Basic earnings per share is computed by dividing net increase in net assets resulting from operations available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average dilutive effect of the Company’s common stock and stock options.

Basic and diluted EPS for the three and six months ended June 30, 2002 and 2001 are as follows:

	June 30, 2002			June 30, 2001
Three months ended		# of Shares	EPS		# of Shares	EPS
Net increase in net assets resulting from operations	($3,007,218)	—	—	$2,364,258	—	—

Basic EPS
Income available to common shareholders	(3,007,218)	18,242,728	($0.16)	2,364,258	15,215,002	$0.16
Effect of dilutive stock options	—	—	—	—	5,405	—

Diluted EPS	—	—	—	—	—	—
Income available to common shareholders	($3,007,218)	18,242,728	($0.16)	$2,364,258	15,220,407	$0.16

Six months ended

Net increase in net assets resulting from operations	($4,416,045)	—	—	$4,653,487	—	—

Basic EPS				—	—	—
Income available to common shareholders	(4,416,045)	18,242,728	($0.24)	4,653,487	14,895,144	$0.31
Effect of dilutive stock options (1)	—	—	—	—	8,620	—

Diluted EPS
Income available to common shareholders	($4,416,045)	18,242,728	($0.24)	$4,653,487	14,903,764	$0.31

(1) Because there was a net loss in the 2002 periods, the effect of stock options is antidilutive and therefore is not presented.

Derivatives

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes new standards regarding accounting and reporting requirements for derivative instruments and hedging activities. In June 1999, the Board issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133.” The new standard deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 beginning January 1, 2001. The cumulative effect of adoption was not material.

Through June 2002, the Company was party to certain interest rate cap agreements. These contracts were entered into as part of the Company’s management of interest rate exposure and effectively limited the amount of interest rate risk that may be taken on a portion of the Company’s outstanding debt. All interest rate caps are designated as hedges of certain liabilities; however, any hedge ineffectiveness is charged to earnings in the period incurred. Premiums paid on the interest rate caps were previously amortized over the lives of the cap agreements and amortization of these costs was recorded as an adjustment to interest expense. Upon adoption of SFAS No. 133, the interest rate caps were recorded at fair value, which is determined based on information provided by the Company’s counterparties. Interest settlements, if any, were recorded as a reduction of interest expense over the life of the agreements. No amounts were charged to earnings in 2002, and $57,000 and $82,000 was charged to earnings for the 2001 second quarter and six months, respectively. The Company had no interest rate cap agreements outstanding as of June 30, 2002.

Reclassifications

Certain reclassifications have been made to prior period balances to conform with the current period presentation.

(3)     Investment in and Loans to Media

The consolidated statements of operations of Media for the three months and six months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Advertising revenue	$1,809,387	$3,862,841	$3,229,699	$7,218,067
Cost of fleet services	722,579	2,063,831	2,421,953	4,231,447

Gross profit	1,086,808	1,799,010	807,746	2,986,620
Other operating expenses	1,816,027	1,681,921	3,694,858	3,619,860

Income (loss) before taxes	(729,219)	117,089	(2,887,112)	(633,240)
Income tax provision (benefit)	643	571	(643,848)	(322,569)

Net income (loss)	($729,862)	$116,518	($2,243,264)	($310,671)

Included in operating expenses for the 2001 second quarter and six months was $32,329 and $64,402 related to amortization of goodwill.

The consolidated balance sheets at June 30, 2002 and December 31, 2002 for Media were as follows:

	June 30, 2002	December 31, 2001
Cash	$588,829	$270,350
Accounts receivable	1,172,052	1,531,183
Federal income tax receivable	272,750	1,106,778
Equipment, net	2,564,469	3,068,854
Prepaid signing bonuses	2,519,859	2,890,613
Goodwill	2,086,760	2,086,760
Other	290,076	342,118

Total assets	$9,494,795	$11,296,656

Accounts payable and accrued expenses	$1,073,083	$1,831,554
Deferred revenue	782,695	755,358
Due to parent	9,077,988	7,697,309
Note payable to banks	1,916,717	2,117,462

Total liabilities	12,850,483	12,401,683
Equity	1,001,000	1,001,000
Accumulated deficit	(4,356,688)	(2,106,027)

Total equity	(3,355,688)	(1,105,027)

Total liabilities and equity	$9,494,795	$11,296,656

        During 2002 and 2001, Media’s operations were constrained by a very difficult advertising environment compounded by the rapid expansions of tops inventory that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue. Also, a substantial portion of Media’s revenues in 2001 arose from the realization of amounts that had been paid for and deferred from prior periods. Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations. Media’s growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from September 11th and the economic downturn, as well as the limitation on funding that can be provided by the Company in accordance with the terms of the bank agreements. Media has developed an operating plan to fund only necessary operations out of available cash flow and to escalate its sales activities to generate new revenues. Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historical levels.

Also included in 2001 was a $1,500,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes, of which $656,000 was reversed in the 2002 first quarter as a result of changes in the tax laws. During 2001, primarily as a result of expansion into numerous cities and the lag associated with selling those taxi tops, Media began to incur losses for both financial reporting and tax purposes, indicating that this deferred tax asset now represented a receivable or refund from the tax authorities for those taxes previously paid. However, due to statutory limitations in 2001 on Media’s ability to carry these tax losses back more than two years, and the uncertainties concerning the level of Media’s taxable income in the future, Media determined to reserve against the receivable. In March 2002, Congress passed and the President signed, an economic stimulus bill that among its provisions included a carryback provision for five years. As a result, Media carried back an additional $656,000 in the 2002 first quarter and retains a tax carryforward of $1,123,000 for the balance of taxes paid.

The reduction in accounts payable and accrued expenses primarily reflected adjustments made during the 2002 second quarter to obligations owed to certain taxi fleet operators which resulted from Media’s efforts to continue reducing fleet costs so that they were more in line with the reduced levels of revenue. The increase in amounts due to parent primarily reflected charges for salaries and benefits and corporate overhead paid by the parent on Media’s behalf.

In July 2001, Media acquired certain assets and assumed certain liabilities of Medallion Media Japan, Inc. (MMJ), a taxi advertising operation similar to those operated by Media in the US, which has advertising rights on approximately 9,500 cabs (2,600 rooftop displays and 6,900 interior racks) servicing various cities in Japan. The transaction was accounted for as a purchase for financial reporting purposes, and is included in Media’s financial statements above. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the three year period following the acquisition.

(4)    NOTES PAYABLE TO BANKS AND SENIOR SECURED NOTES

All indebtedness under the Company and MFC Bank Loans (as defined below), collectively $187,799,000, has matured and is due and payable immediately, and the noteholders under the MFC Note Agreements (as defined below) have the right to accelerate the maturity of $27,808,000 of the notes issued and outstanding at any time. Additionally, the Company is not in compliance with various covenants (including financial covenants) under its three credit facilities. The Company is currently negotiating with its lending group to obtain waivers of default and amendments to certain terms and covenants, including extensions with regard to the maturity date and other payment dates. The Company has secured a non-binding term sheet from the lenders of its bank loans waiving all defaults. The Company is negotiating terms of a waiver or forbearance with the holders of MFC’s senior secured notes. There can be no assurances that the Company will ultimately sign the final agreements with its lenders on such waivers and amendments. Additionally, the Company is currently engaged in discussions, and has signed a commitment letter with Merrill Lynch Bank USA to provide financing for a substantial portion of the obligations owed under its secured notes and lines of credit for better pricing and more flexibility than under its current agreements through a securitization of taxi medallion loans in which a separate but wholly-owned subsidiary of MFC, organized as Delaware business trust, would acquire the medallion loans from MFC, and enter into a secured revolving facility agreement, but there can be no assurance that such financing will be obtained, the date that it will obtained, or whether the final terms would provide more operating flexibility than is provided under our current credit agreements. Additionally, the Company continues to explore alternative financing options with other lenders for the balance of its debt outstanding under the secured notes and lines of credit.

If the Company is unable to (i) obtain an extension of the maturity date, waivers of default or forbearance of default and amendments to certain terms and covenants, or (ii) obtain favorable replacement financing, the Company may be required to sell assets in order to make required payments under its credit facilities and notes. If such sales are required, the Company believes it could sell assets at or above their current carrying cost; if they were sold below cost, the Company could incur substantial losses on its investments that could adversely affect the Company’s financial position and results of operations in the period they were sold. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Borrowings under the revolving credit and senior note agreements are secured by the assets of the Company. The outstanding balances were as follows:

	June 30, 2002	December 31, 2001
Notes payable to banks	$195,028,000	$233,000,000
Senior secured notes	29,209,000	45,000,000

Total	$224,237,000	$278,000,000

(A) BANK LOANS

We are a party to three financing agreements: 1) the Second Amended and Restated Loan Agreement, dated as of September 22, 2000, among the Company, MBC and the parties thereto (the Company Bank Loan); 2) the Amended and Restated Loan Agreement, dated as of December 24, 1997, as amended, among MFC and the parties thereto (the MFC Bank Loan); and 3) the Note Purchase Agreements, each dated as of June 1, 1999, as amended, between the Company and the note holders thereto (the MFC Note Agreements).

There are several defaults under the three financing agreements, including financial covenant defaults. The principal amount of the entire Company Bank Loan and the MFC Bank Loan have matured and are due and payable immediately. The note holders under the Note Purchase Agreements have the right to accelerate the maturity of the all notes issued and outstanding under the Note Purchase Agreements at any time. We have a commitment letter from Merrill Lynch Bank USA (the Proposed New Lender) to provide up to $250,000,000 of financing through a securitization of taxi medallion loans in which a separate but wholly-owned subsidiary of MFC, organized as a Delaware business trust,would acquire the medallion loans from MFC, and enter into a secured revolving credit facility agreement (the Proposed New Facility). The Company would neither guarantee nor be responsible for repayment of obligation under the Proposed New Facility. MFC is currently expected to be the servicer of the loans owned by the Trust. Under the currently proposed availability standards, the Company believes it would initially be able to draw down approximately $100,000,000—$135,000,000 over the next 45 days. There can be no assurance that the Proposed New Facility will be consummated, or, if consummated that the terms of such facility will be those described herein. In addition, the consummation of the Proposed New Facility requires the Company and MFC to obtain the consent from the existing bank lenders and noteholders under the Company Bank Loan, the MFC Bank Loan and the Note Purchase Agreements. We are engaged in negotiations with them, but there can be no assurance that the Company and MFC will be able to satisfy the terms of and consummate the Proposed New Facility or that such consents will be obtained. The Company currently plans to use substantially all the net proceeds from the Proposed New Facility to repay a portion of the amounts due under the three financing agreements. The terms of the Proposed New Facility and the amended Company Bank Loan, amended MFC Bank Loan and MFC Note Purchase Agreements, if consummated, would be as follows, although there can be no assurance that there will not be changes to such Proposed New Facility or nonbinding term sheets.

•
Proposed New Facility—The commitment letter has a proposed maturity date of the earlier of (i) one year from the facility’s closing date or (ii) two years from the facility’s closing date if certain conditions are met, and an interest rate of One Month LIBOR plus 1.50%.

•
Company Bank Loan—The non-binding term sheet to amend the MFC Bank Loan has proposed a maturity date of August 31, 2003. The unpaid loans would bear interest at the rate per annum of prime plus 0.5%. The amortization schedule is as proposed on page 18. The Company Bank Loan will permit the payment of dividends solely to the extent necessary to enable the Company to maintain its status as a RIC and to avoid the payment of excise taxes, which is consistent with the Company’s dividend policy. The Company Bank Loan would be secured by all receivables and various other assets owned by the Company. All financial covenants would be waived during the term of the loan.

•
MFC Bank Loan—The non binding term sheet to amend the MFC Bank Loan has proposed a maturity date of August 31, 2003; an annual interest rate of prime which increases four months after closing to prime plus 0.5% and further increases eight months after closing to prime plus 1%. The amortization schedule is as proposed on page 18. The MFC Bank Loan would permit the payment of dividends solely to the extent necessary to enable the Company to maintain its status as a RIC and to avoid the payment of excise taxes, which is consistent with the Company’s dividend policy. The collateral for the MFC Bank Loan would secure both the MFC Bank Loan and MFC’s obligations under the Notes issued under the Note Purchase Agreements on an equal basis. All financial covenants would be waived during the term of the loan.

•
MFC Note Purchase Agreements—The Note Purchase Agreement’s non-binding term sheet to amend the Note Purchase Agreement has similar terms to the MFC Bank Loan’s term sheet except the initial interest rate would be 8.85% shall increase to 9.35% four months after closing and increase to 9.85% eight months after closing; and the make whole payment of approximately $3,500,000 must be paid on or before maturity. The amortization schedule is as proposed on page 18. The collateral under the Note Purchase Agreements would secure both the MFC Bank Loan and MFC’s obligations under the Notes issued under the Note Purchase Agreements on an equal basis. All financial covenants would be waived during the term of the loan.

•
General Provisions Applicable to the Amended Company Bank Loan, Amended MFC Bank Loan and Amended Note Purchase Agreements—The amended Company Bank Loan, MFC Bank Loan and Note Purchase Agreements (Financing Agreements) would not contain any financial covenants. However, as is the case under the currently existing financing agreements, the Financing Agreements will obligate the Company or MFC, as applicable, to prepay the loans under the applicable Financing Agreement in the event the outstanding amount thereunder exceeds an agreed upon borrowing base (which is, generally, equal to a specified percentage of the outstanding amount of commercial and medallion loans meeting eligibility criteria specified in the loan documents). In addition, as noted above and as is standard with servicing agreements, the Proposed New Facility would contain a Servicer Default if MFC fails to satisfy certain financial tests and other requirements, but such failure does not, in itself, provide the Proposed New Lender the right to accelerate the maturity of loans under the Proposed New Facility. If the Proposed New Lender obtains the right under such provisions to replace MFC as the servicer under the Proposed New Facility, so notifies MFC and fails to retract such notice within seven days, the lenders or note holders, as the case may be, under the Company Bank Loan, MFC Bank Loan and Note Purchase Agreements would thereupon obtain the right to replace the Company or MFC, as applicable, as servicer under the loans constituting collateral under applicable loan agreement or note purchase agreement. Without the lender’s prior written approval, the Financing Agreements would continue to contain numerous and substantial operating restrictions on the Company and MFC, including restrictions on their ability to incur debt, incur liens, merge, consolidate, sell or transfer assets, loan and invest in third parties and our subsidiaries, repurchase or redeem stock, purchase portfolios, acquire or form other entities, amend certain material agreements, make capital expenditures, have outstanding intercompany receivables and further securitize our assets. In addition to the amortization schedule for the loans and notes shown below, the Company and MFC would be required to prepay the loans and notes out of the proceeds from the sale of equity, debt, or assets, subject to certain exceptions.

The MFC Bank Loan

On March 27, 1992 (and as subsequently amended and restated), MFC entered into the MFC Bank Loan, a line of credit with a group of banks. Effective on June 1, 1999, MFC extended the MFC Bank Loan until June 30, 2001 at an aggregate credit commitment amount of $220,000,000, an increase from $195,000,000 previously, pursuant to the Amended and Restated Loan Agreement dated December 24, 1997. Amounts available under the MFC Bank Loan were reduced by amounts outstanding under the commercial paper program as the MFC Bank Loan acted as a liquidity facility for the commercial paper program. The MFC Bank Loan was further amended on March 30, 2001, June 30, 2001, December 31, 2001, and April 1, 2002. As of June 30, 2002 and December 31, 2001, amounts available under the MFC Bank Loan were $0. The MFC Bank Loan matured on June 28, 2002 and has not been repaid.

The Company Bank Loan

On July 31, 1998 (and as subsequently amended and restated), the Company and MBC entered into the Company Bank Loan, a committed revolving credit agreement with a group of banks. On September 21, 2001, the Company Bank Loan was extended to November 5, 2001 to allow for continuation of renewal discussions which were completed and an amendment signed on February 20, 2002. As of June 30, 2002 and December 31, 2001, amounts available under this loan agreement were $0 and $25,000,000. The Company’s bank loan matured on May 15, 2002 and has not been repaid.

MFC Note Agreements

See the discussion of the Senior Secured Notes below.

Covenants and Limitations

If the Proposed New Facility is completed as specified in the commitment letter that the Company entered into, the Company would not have any financial covenants. However, as is the case under the current financing agreements, the proposed new Financing Agreements would obligate the Company or MFC, as applicable, to prepay the loans under the applicable Financing Agreement in the event the outstanding amount thereunder exceeds an agreed upon borrowing base (which is, generally, equal to a specified percentage of the outstanding amount of commercial and medallion loans meeting eligibility criteria specified in the loan documents). In addition, as noted above, the Proposed New Facility would contain a “Servicer Default” if MFC fails to satisfy certain financial tests and other requirements, but such failure does not, in itself, provide the Proposed New Lender the right to accelerate the maturity of loans under the Proposed New Facility. If the Proposed New Lender obtains the right under such provisions to replace MFC as the servicer under the Proposed New Facility, so notifies MFC and fails to retract such notice within seven days, the lenders or note holders, as the case may be, under the Company Bank Loan, MFC Bank Loan and Note Purchase Agreements would thereupon obtain the right to replace the Company or MFC, as applicable, as servicer under the loans constituting collateral under applicable loan agreement or note purchase agreement. The Financing Agreements would continue to contain numerous and substantial operating restrictions on the Company and MFC, including restrictions on their ability to incur debt, incur liens, merge, consolidate, sell or transfer assets, loan and invest in third parties and our subsidiaries, repurchase or redeem stock, purchase portfolios, acquire or form other entities, amend certain material agreements, make capital expenditures, have outstanding intercompany receivables and further securitize our assets. In addition to the amortization schedule for the loans and notes shown below, the Company and MFC would be required to prepay the loans and notes out of the proceeds from the sale of equity, debt, or assets, subject to certain exceptions.

Amendments to the MFC Bank Loan, Company Bank Loan and MFC Note Agreements

In the fourth quarter of 2001, the Company Bank Loan matured and MFC was in default under its bank loan and its senior secured notes. As of April 1, 2002, the Company and MFC obtained amendments to their bank loans and senior secured notes. The amendments, in general, changed the maturity dates of the loans and notes, modified the interest rates borne on the bank loans and the secured notes, required certain immediate, scheduled or other prepayments of the loans and notes and reductions in the commitments under the bank loans, and required the Company and MFC to engage or seek to engage in certain asset sales, and instituted additional operating restrictions and reporting requirements.

In addition to the changes in maturity, the interest rates on the Company’s bank loan and MFC’s secured notes were increased, and additional fees were charged to renew and maintain the facilities and notes. The recent amendments contain substantial limitations on our ability to operate and in some cases require modifications to our previous normal operations. Covenants restricting investment in the Media and BLL subsidiaries, elimination of various intercompany balances between affiliates, limits on the amount and timing of dividends, and continuation of the prior financial and operating covenants were all tightened as a condition of renewal.

In addition to imposing maturities and scheduled amortization requirements, the amendments also instituted various other prepayment requirements: (a) the Company is required to repay to MFC an intercompany receivable in excess of $8,000,000 by May 15, 2002, and (b) MFC is required to use its best efforts to sell a portion of its laundromat and dry cleaning loans in its commercial loan portfolio by May 31, 2002, and its Chicago Yellow Cab loan portfolio before November 1, 2002. The proceeds from these repayments and sales must be used to repay MFC’s indebtedness. In addition, the amendments require MFC to further amend the MFC Note Agreements and the MFC Bank Loan to provide for periodic prepayments of the indebtedness thereunder out of excess cash flow. While we have made some prepayments, to date we have failed to comply with the covenants described in (a) and (b) above and all amounts under the Company Bank Loan and the MFC Bank Loan have matured and are due and payable and the maturity of the notes may be accelerated at any time by the noteholders.

Current Status of the MFC Bank Loan, the Company Bank Loan and the MFC Note Agreements

As of May 15, 2002, the Company’s bank loan matured ($54,421,000 as of August 14, 2002), and on June 28, 2002, MFC’s bank loan matured ($133,378,000 as of August 14, 2002), and the noteholders have the right to accelerate the notes at any time. The Company and MFC are in default under the bank loans and the note agreements due to noncompliance with financial covenants and failure to make the payments due under the note agreements. The Company and MFC are currently negotiating with these lenders to amend the agreements or obtain a waiver or forbearance agreement, and the Company has received a non-binding term sheet from the bank group that would waive all of the noncompliance; however there can be no assurance that the lenders will grant an amendment, waiver or forbearance. Unless such amendments or waivers are obtained, the $187,799,000 of bank loans are due and payable and the noteholders have the right to accelerate the payment on the remaining $27,808,000 of its indebtedness outstanding as of August 14, 2002.

The amendments currently under discussion have proposed the following amortization schedule as of August 14, 2002, which may, or may not represent any final determination of amortization requirements. In addition, the amendments have proposals to change fees and interest rates charged, and may include other requirements similar to those enumerated above.

The successful conclusion of the negotiations on these amendments is predicated on the simultaneous closing of the refinancing with the Proposed New Lender.

		MFC
	The Company	Banks	Senior Noteholders	Total
2002
Closing date of proposed new facility	$1,500,000	$86,008,000	$17,992,000	$105,500,000
September	500,000	1,654,000	346,000	2,500,000
October	1,250,000	1,654,000	346,000	3,250,000
November	1,250,000	14,059,000	2,941,000	18,250,000
December	1,500,000	4,549,000	951,000	7,000,000
2003
January	1,500,000	17,780,000	3,720,000	23,000,000
February	23,500,000	1,654,000	346,000	25,500,000
March	1,000,000	1,654,000	346,000	3,000,000
April	18,000,000	827,000	173,000	19,000,000
May	1,000,000	827,000	173,000	2,000,000
June	1,000,000	827,000	173,000	2,000,000
July	1,000,000	827,000	173,000	2,000,000
August	1,000,000	827,000	173,000	2,000,000

Total	$54,000,000	$133,147,000	$27,853,000	$215,000,000

New Financing Arrangements

We are currently exploring refinancing options which would replace our obligations under the Company and MFC loans and the senior secured notes. We have signed a commitment letter and are currently engaged in negotiations with the proposed lender to provide refinancing for a substantial portion of the obligations owed under our senior secured notes and bank loans. The proposed new financing would enable the Company to refinance a substantial portion of its existing indebtedness, and provide additional capital with longer maturities, but there can be no assurance that such financing will be obtained, the date that it will be obtained or whether such financing would provide more operating flexibility than is provided under our current credit agreements. The failure to obtain such financing or alternative financing on a timely basis could have a material adverse effect on the Company. In addition, the Company is actively pursuing other financing options for individual subsidiaries with alternate financing sources, and is continuing the ongoing program of loan participations and sales to provide additional sources of funds for both external expansion and continuation of internal growth. Furthermore, the Company has submitted an application to receive a bank charter, for an Industrial Loan Company (ILC) to be headquartered in Salt Lake City, Utah, which if granted, would permit the Company to receive deposits insured by the Federal Deposit Insurance Corporation. The Company has held meetings with the relevant regulatory bodies in connection with such an application. There can be no assurances that such financings will be obtained or that any application related to a bank charter would be approved.

As noted above, the amendments entered into during 2002 to the Company’s bank loans and senior secured notes involved changes, and in some cases increases, to the interest rates payable thereunder. In addition, during events of default, the interest rate borne on the lines of credit is based upon a margin over the prime rate rather than LIBOR. The bank lines of credit are priced on a grid depending on leverage. The senior secured notes adjusted to 8.35% effective April 1, 2002, and thereafter adjust upwards an additional 50 basis points on a quarterly basis until maturity. In addition to the interest rate charges, approximately $4,395,000 has been incurred through August 14, 2002 for attorneys and other professional advisors, most working on behalf of the lenders, of which $2,318,000 was expensed as part of costs of debt extinguishment in both the 2002 second quarter and six months, $460,000 was expensed as part of interest expense in the six months ended June 30, 2002 ($0 in the second quarter), and $173,000 was expensed as part of professional fees in the six months ended June 30, 2002 ($0 in the second quarter). The balance of $1,444,000 will be expensed over the remaining lives of the related debt outstanding.

Fees

The Company paid amendment fees of $255,000, and MFC paid amendment fees of $478,000 and is obligated to pay an additional amendment fee on June 28, 2002 equal to 0.20% of the amount committed under the MFC Bank Loan and 3/4 of the amount outstanding under the MFC Note Agreements. Additionally, under the MFC Note Agreements and MFC Bank Loan, MFC is obligated to pay the lenders and note holders an aggregate monthly fee of $25,000 commencing on June 30, 2002, which increases by $25,000 each month. The proposed amendments to the existing credit facilities would require an amendment fee to be paid at the closing of the amendments equal to 0.25% of the amount committed under the Company Loan Agreement, the MFC Bank Loan Agreement and the MFC Note Purchase Agreement, and also require the Company and MFC to pay fees of $300,000 and $500,000, respectively, if their respective Bank Loans are not paid off by August 31, 2003.

Interest and Principal Payments

Interest and principal payments are paid monthly. Interest on the bank loans is calculated monthly at a rate indexed to the bank’s prime rate. Substantially all promissory notes evidencing the Company’s and MFC’s investments are held by a bank as collateral agent under the agreements. The Company and MFC are required to pay an annual facility fee of 20 basis points on the amount of the aggregate commitment for the Company, and on the unused portion of the aggregate commitment for MFC. The table below shows the costs of the debt and related amounts outstanding.

	Three Months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
The Company
Commitment fee expense	$19,076	$41,708	$30,242	$82,958
Debt-related amortized costs	907,863	117,559	1,490,237	158,836
Prepayment fee on senior secured notes	—	—	—	—
Interest expense	816,031	1,610,922	2,038,117	3,454,338
Average borrowings outstanding	59,418,924	102,860,440	68,731,628	103,996,685
Weight average interest cost for the period	5.67%	6.90%	7.42%	7.17%
Amount outstanding	—	—	$54,930,000	$102,050,000
Weighted average interest cost at period end	—	—	7.70%	5.53%

MFC
Commitment fee expense	$1,620	$5,195	$15,387	$8,860
Debt-related amortized costs	927,665	65,845	1,395,825	88,978
Prepayment fee on senior secured notes	1,082,512	—	1,082,512	—
Interest expense	2,891,828	4,650,041	5,824,506	9,405,512
Average borrowings outstanding	178,479,934	255,859,011	185,434,662	256,759,503
Weight average interest cost for the period	7.11%	7.40%	6.93%	7.46%
Amount outstanding	—	—	$169,306,875	$254,170,000
Weighted average interest cost at period end	—	—	8.27%	6.86%

Combined
Commitment fee expense	$20,696	$46,903	$45,629	$91,818
Debt-related amortized costs(1)	1,835,528	183,404	2,886,062	247,814
Prepayment fee on senior secured notes	1,082,512	—	1,082,512	—
Interest expense	3,707,859	6,260,963	7,862,623	12,859,850
Average borrowings outstanding	237,898,858	358,719,451	254,166,290	360,756,188
Weight average interest cost for the period	6.75%	7.26%	7.06%	7.38%
Amount outstanding	—	—	$224,236,875	$356,220,000
Weighted average interest cost at period end	—	—	8.47%	6.48%

(1)	Includes $1,398,000 of costs of debt extinguishment reflected in other operating expenses on the consolidated statements of income for the 2002 second quarter and six months.

(B)     Senior Secured Notes

On June 1, 1999, MFC issued $22,500,000 of Series A senior secured notes that mature on June 30, 2003 and on September 1, 1999, MFC issued $22,500,000 of Series B senior secured notes that mature on June 30, 2003 (together, the Notes). Outstanding borrowings were $29,209,000 and $45,000,000 at June 30, 2002 and December 31, 2001. At June 30, 2002 and December 31, 2001, the notes bore interest rates of 10.85% and 7.35%, respectively. Effective with the amendments described above, interest is paid monthly in arrears. The Notes reprice quarterly, and increase an additional 50 basis points every quarter to maturity. The Notes rank pari passu with the bank agreements through inter-creditor agreements and generally are subject to the same terms, conditions, and covenants as the bank agreements. The Notes are currently in default and the noteholders have the right to accelerate the maturity of all the Notes issued and outstanding at any time. See also the discussion of recent amendments in the Bank Loans section above.

(C) Interest Rate Cap Agreements

On June 22, 2000, MFC entered into an interest rate cap agreement limiting the Company’s maximum LIBOR exposure on $10,000,000 of MFC’s revolving credit facility to 7.25% until June 24, 2002. Premiums paid under interest rate cap agreements were fully expensed in 2001, including $57,000 and $82,000 expensed in the 2001 second quarter and six months. There are no unamortized premiums on the balance sheet as of June 30, 2002.

The Company is exposed to credit loss in the event of nonperformance by the counterparties on the interest rate cap agreements. The Company does not anticipate nonperformance by the counterparty.

(5) SBA Debentures Payable

Outstanding SBA debentures were as follows:

Due Date	June 30, 2002	December 31, 2001	Interest Rate
September 1, 2011	$17,985,000	$17,985,000	6.77%
June 23, 2012	6,000,000	—	7.22
December 1, 2006	5,500,000	5,500,000	8.08
March 1, 2012	4,500,000	4,500,000	7.22
March 1, 2007	4,210,000	4,210,000	8.38
September 1, 2007	4,060,000	4,060,000	7.76
June 1, 2007	3,000,000	3,000,000	8.07
March 1, 2003	3,000,000	—	3.16
March 1, 2006	2,000,000	2,000,000	7.08
December 16, 2002	1,300,000	1,300,000	7.51
June 1, 2005	520,000	520,000	6.69
December 1, 2005	520,000	520,000	6.54
June 1, 2006	250,000	250,000	7.71

	$52,845,000	$43,845,000	7.10%

During 2001, FSVC and MCI were approved by the SBA to receive $36 million each in funding over a period of 5 years. MCI drew down $10,500,000 during June 2001 and $4,500,000 during December 2001. FSVC drew down $7,485,000 in July, 2001, $6,000,000 in January 2002, and $3,000,000 in April 2002.

(6)   Segment Reporting

The Company has two reportable business segments, lending and taxicab rooftop advertising. The lending segment originates and services medallion and secured commercial loans. The taxicab roof top advertising segment sells advertising space to advertising agencies and companies in several major markets across the United States and Japan. The Media segment is reported as a portfolio investment of the Company. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The lending segment is presented in the consolidated financial statements of the Company. Financial information relating to the taxicab rooftop-advertising segment is presented in Note 3.

For taxicab advertising, the increase in unrealized appreciation (depreciation) on the Company’s investment in Media represents Media’s net income or loss, which the Company uses as the basis for assessing the fair market value of Media. Segment assets for taxicab advertising represent the Company’s investment in and loans to Media.

(7)   Cost of Debt Extinguishment

The details of the cost of debt extinguishment were as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Financing costs for attorneys and loan fees	$1,085,553	$—	$1,085,553	$—
Prepayment on senior secured notes	1,082,512	—	1,082,512	—
Default interest	592,565	—	592,565	—
Other professional fees	341,153	—	341,153	—

Total cost of debt extinguishment	$3,101,783	$—	$3,101,783	$—

(8)     Other Income And Other Operating Expenses

The major components of other income for the three and six months ended June 30 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue sharing income	$887,408	$15,893	$932,211	$63,570
Late charges and prepayment penalties	366,036	364,590	683,813	704,423
Servicing fee income	281,640	286,087	511,030	499,287
Accretion of discount	165,759	375,355	339,751	446,028
Other	461,704	(24,429)	587,086	275,434

Total other income	$2,162,547	$1,017,496	$3,053,891	$1,988,742

Included in revenue sharing income was a success fee earned on a mezzanine investment of $873,000 in the 2002 second quarter, and included in other income were referral fees and insurance proceeds of $111,000 in the 2002 second quarter.

The major components of other operating expenses for the three and six months ended June 30 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Facilities expense	$417,586	$191,941	$839,734	$749,963
Office expense	184,127	148,070	353,452	235,234
Collections expense	157,658	12,291	284,404	89,852
Insurance	138,789	59,230	287,864	129,712
Travel, meals, and entertainment	137,183	109,150	312,886	255,450
Bank charges	73,488	55,312	123,723	77,903
Other	518,117	(36,778)	1,188,853	615,089

Total operating expenses	$1,626,948	$539,216	$3,390,916	$2,153,203

Included in facilities expense and other operating expense in the 2001 second quarter and six months were $1,161,000 of expense reversals related to operational cleanups.

(9)     Selected Financial Ratios And Other Data

The following table provides selected financial ratios and other data for the three month periods ended as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net share data
Net asset value at the beginning of the period	$9.52	$10.32	$9.59	$10.16
Net investment income (loss)	(0.10)	0.14	(0.09)	0.29
Realized gain (loss) on investments	(0.18)	(0.03)	(0.22)	(0.08)
Net unrealized appreciation (depreciation) on investments	0.12	0.02	0.07	0.05

Increase (decrease) in shareholders’ equity from operations	$(0.16)	$0.13	$(0.24)	$0.26
Issuance of common stock	0.00	0.01	0.00	0.01
Distribution of net investment income	0.00	(0.11)	0.00	(0.11)

Net asset value at the end of the period	$9.35	$10.32	$9.35	$10.32

Per share market value at beginning of period	$7.77	$10.13	$7.90	$14.63
Per share market value at end of period	5.28	10.25	5.28	10.25
Total return(1)	(32.05)%	9.97%	(33.16)%	(23.83)%

Ratio/Supplemental Data
Average net assets at the end of the period	$170,515,000	$187,561,000	$170,515,000	$187,561,000
Ratio of operating expenses to average net assets(2)	10.83%	8.59%	11.24%	10.77%
Ratio of net investment income (loss) to average net assets(2)	2.98%	6.24%	1.77%	6.85%

(1)	Total return is calculated by comparing the change in value of a share of common stock assuming the reinvestment of dividends on the payment date.
(2)
For the 2002 second quarter and six months, excludes $3,102,000 costs of debt extinguishment from the calculation. Unadjusted, the ratios would have been 12.63% and (4.25%) for operating expenses and net investment income, respectively, for the 2002 second quarter, and would have been 13.03% and (1.84%) for the 2002 six months.

Item 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

        This report contains forward-looking statements relating to future events and future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of The Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward-looking statements. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

General

We are a specialty finance company that originates and services loans that finance taxicab medallions and various types of commercial loans. We have a leading position in taxicab medallion financing. Since 1996, we have increased our medallion loan portfolio at a compound annual growth rate of 8.92% and our commercial loan portfolio at a compound annual growth rate of 26.56%. Our total assets under our management were approximately $695,563,000 and have grown from $215,000,000 at the end of 1996, a compound annual growth rate of 21.56%.

The Company’s loan related earnings depend primarily on its level of net interest income. Net interest income is the difference between the total yield on the Company’s loan portfolio and the average cost of funds. The Company funds its operations through a wide variety of interest-bearing sources, such as revolving bank facilities, senior secured notes, and debentures issued to and guaranteed by the SBA. Net interest income fluctuates with changes in the yield on the Company’s loan portfolio and changes in the cost of funds, as well as changes in the amount of interest-bearing assets and interest-bearing liabilities held by the Company. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance the Company’s lending activities. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities.

The Company also invests in small businesses in selected industries through its subsidiary MCI. MCI’s investments are typically in the form of secured debt instruments with fixed interest rates accompanied by warrants to purchase an equity interest for a nominal exercise price (such warrants are included in Equity investments). Interest income is earned on the debt investments.

Realized gains or losses on investments are recognized when the investments are sold or written-off. The realized gains or losses represent the difference between the proceeds received from the disposition of portfolio assets, if any, and the cost of such portfolio assets. In addition, changes in unrealized appreciation or depreciation of investments are recorded and represent the net change in the estimated fair values of the portfolio assets at the end of the period as compared with their estimated fair values at the beginning of the period. Generally, “realized gains (losses) on investments” and “changes in unrealized appreciation (depreciation) on investments” are inversely related. When an appreciated asset is sold to realize a gain, a decrease in the previously recorded unrealized appreciation occurs. Conversely, when a loss previously recorded as an unrealized loss is realized by the sale or other disposition of a depreciated portfolio asset, the reclassification of the loss from “unrealized” to “realized” causes an increase in net unrealized appreciation and an increase in realized loss.

The Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value. The Company uses Media’s actual results of operations as the best estimate of changes in fair value and records the result as a component of unrealized appreciation (depreciation) on investments.

TREND IN LOAN PORTFOLIO

The Company’s investment income is driven by the principal amount of and yields on its loan portfolio. To identify trends in the yields, the portfolio is grouped by medallion loans, commercial loans, and equity investments. Since December 31, 1998, medallion loans, while still making up a significant portion of the total portfolio, have decreased in relation to the total portfolio composition and commercial loans have increased.

The following table illustrates the Company’s investments at fair value and the weighted average portfolio yields calculated using the contractual interest rates of the loans at the dates indicated (assuming continuity of operations, realization of assets and satisfaction of liabilities in the normal course of business).

	June 30, 2002				March 31, 2002			December 31, 2001			June 30, 2001
	% of Portfolio		Interest Rate	Principal Balance	% of Portfolio	Interest Rate	Principal Balance	% of Portfolio	Interest Rate	Principal Balance	% of Portfolio	Interest Rate	Principal Balance
Medallion loans
New York	43.3%		7.91%	$175,860	42.2%	8.04%	$187,409	44.4%	8.48%	$205,598	45.5%	8.54%	$217,123
Chicago	5.0		10.08	20,284	4.8	10.02	21,171	4.5	9.86	20,910	4.9	9.58	23,653
Boston	2.4		11.98	9,749	2.6	11.80	11,327	2.8	11.41	13,170	3.1	11.06	14,873
Newark	2.0		10.48	7,957	1.7	9.83	7,344	1.3	10.33	6,208	1.6	11.40	7,483
Cambridge	0.5		10.55	1,991	0.3	10.99	1,374	0.4	11.66	1,718	0.4	11.82	1,766
Other	1.0		11.02	4,256	1.3	11.49	5,798	1.4	11.30	6,548	1.5	11.43	7,397

Total medallion loans	54.2%		8.46%	220,097	52.9%	8.56%	234,423	54.8%	8.88%	254,152	57.0%	8.95%	272,295

Add: FASB 91				484			671			541			744
Less: Unrealized depreciation on loans				(1,116)			(1,782)			(2,019)			(67)

Medallion loans, net	54.	%7		$219,465	53.6%		$233,312	55.5%		$252,674	57.7%		$272,972

Commercial loans
Asset based receivable	12.4%		9.85%	$50,408	11.5%	8.89%	$50,719	11.6%	9.20%	$53,955	9.2%	11.38%	$44,000
SBA Section 7(a)	12.0		5.99	48,816	11.9	7.96	52,860	12.2	5.73	56,702	12.8	8.42	61,079
Secured mezzanine	9.6		9.54	38,886	9.1	12.75	40,372	7.8	12.77	36,313	6.5	12.88	31,252
Other commercial secured	11.4		9.96	45,949	14.2	9.82	62,694	13.1	10.38	60,773	14.1	11.07	67,431

Total commercial loans	45.4%		9.49%	184,059	46.7%	9.69%	206,645	44.8%	9.22%	207,743	42.6%	10.62%	203,762

Add: FASB 91				1,207			1,271			1,608			1,135
Less: Discount on loans sold				(2,306)			(2,363)			(2,415)			—
Less: Unrealized depreciation on loans				(6,373)			(8,040)			(7,607)			(6,312)

Commercial loans, net	44.0%			$176,587	45.4%		$197,513	43.8%		$199,329	41.9%		$198,585

Equity Investments	0.4%		0.00%	$1,510	0.4%	0.00%	$1,767	0.4%	0.00%	$1,467	0.4%	0.00%	$1,855

Plus: Unrealized appreciation				3,466			2,883			2,125			234

Equity investments, net				$4,976			$4,650			$3,592			$2,089

Total investments at cost	100.0%		8.93%	$405,666	100.0%	9.09%	$442,835	100.0%	9.04%	$463,362	100.0%	9.66%	$477,912

Add: FASB 91				1,691			1,942			2,149			1,879
Plus: Unrealized appreciation on equity investments				3,466			2,883			2,125			234
Less: Discount on Loans Sold				(2,306)			(2,363)			(2,415)			—
Less: Unrealized depreciation on loans				(7,489)			$(9,822)			(9,626)			(6,379)

Total investments, net				$401,028			$435,475			$455,595			$473,646

INVESTMENT ACTIVITY

The following table sets forth the components of activity in the net investment portfolio for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net investments at beginning of period	$435,474,864	$492,454,756	$455,595,383	$514,153,606
Investments originated	17,760,312	27,762,312	62,834,599	48,173,509
Sales and maturities of investments	(51,585,406)	(46,313,867)	(116,597,660)	(88,579,498)
Increase in unrealized appreciation, net	2,915,311	382,928	3,478,238	1,276,192
Realized losses, net	(3,369,637)	(602,548)	(4,069,270)	(1,500,961)
Realized gain on sales of loans	258,591	278,857	588,219	712,037
Amortization of origination costs	(425,358)	(316,395)	(800,830)	(588,842)

Net decrease in investments	(34,446,185)	(18,808,713)	(54,566,704)	(40,507,563)

Net investments at end of period	$401,028,679	$473,646,043	$401,028,679	$473,646,043

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at June 30, 2002 was 8.93%, which is a decrease of 11 basis points from 9.04% at year end, and down 73 basis points from 9.66% at June 30, 2001. The decreases primarily reflect the reductions in the general level of interest rates in the economy, demonstrated by the reduction in the prime rate from 9.5% to 4.75% during the course of 2001.

Medallion Loan Portfolio

The Company’s medallion loans comprised 54% of the total portfolio of $401,028,000 at June 30, 2002, compared to 55% of the total portfolio of $455,595,000 at December 31, 2001 and 57% of the total portfolio of $473,646,000 at June 30, 2001. The medallion loan portfolio decreased by $13,847,000 or 6% in the quarter, reflecting a decrease in medallion loan originations, principally in New York City, Chicago, and Boston, and the Company’s execution of participation agreements with third parties for $4,090,000 of low yielding New York medallion loans. The Company retains a portion of these participating loans and earns a fee for servicing the loans for the third parties.

The weighted average yield of the medallion loan portfolio at June 30, 2002 was 8.46%, a decrease of 42 basis points from 8.88% at December 31, 2001, and 49 basis points from 8.95% at June 30, 2001. The decrease in yields at June 30, 2002 reflects the generally lower level of rates in the economy. At June 30, 2002, 20% of the medallion loan portfolio represented loans outside New York, compared to 19% at year-end 2001 and 20% a year ago. The Company continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Since 1997, the Company has continued to shift the total portfolio mix toward a higher percentage of commercial loans, which historically have had higher yields than its medallion loans. Commercial loans were 45% of the total portfolio at June 30, 2002 compared to 45% and 43% at December 31, 2001 and June 30, 2001, respectively. Compared to a year ago, the commercial loan portfolio continued to experience strong growth in the asset-based lending portfolio and the mezzanine financing business, which was more than offset by the decline in the other commercial lending segments. The overall decline in the commercial lending business reflects the slowdown in originations due to liquidity constraints.

The weighted average yield of the commercial loan portfolio at June 30, 2002 was 9.49%, an increase of 27 basis points from 9.22% at December 31, 2001, and a decrease of 113 basis points from 10.62% at June 30, 2001. The decrease compared to the 2001 second quarter primarily reflected a shift in the mix within the commercial portfolio from fixed-rate loans to floating-rate or adjustable-rate loans tied to the prime rate, and the corresponding sensitivity of the yield to movements in the prime rate, which fell 475 basis points during 2001 after rising for much of 2000. The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. At June 30, 2002, floating-rate loans represented approximately 66% of the commercial portfolio compared to 68% and 78% December 31, 2001 and June 30, 2001, respectively. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Delinquency Trends

The following table shows the trend in loans 90 days or more past due:

	June 30, 2002		March 31, 2002		December 31, 2001		June 30, 2001
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Medallion loans	$14,983,000	3.7%	$9,339,000	2.1%	$12,352,000	2.7%	$8,530,000	1.8%

Commercial loans
SBA Section 7(a)	9,664,000	2.4	11,934,000	2.7	12,637,000	2.7	13,504,000	2.8
Secured mezzanine	8,071,000	2.0	10,297,000	2.4	8,426,000	1.9	3,803,000	0.8
Asset-based receivable	—	0.0	—	0.0	—	0.0	—	0.0
Other commercial secured	8,401,000	2.1	9,940,000	2.2	10,000,000	2.2	5,214,000	1.1

Total commercial loans	26,136,000	6.5	32,171,000	7.3	31,063,000	6.8	22,521,000	4.7

Total loans 90 days or more past due	$41,119,000	10.2%	$41,510,000	9.4%	$43,415,000	9.5%	$31,052,000	6.5%

(1)	Percentage is calculated against the total investment portfolio.

The increase in medallion loan delinquencies primarily represents the $8,950,000 the collateral appreciation participation loans becoming delinquent while discussions are ongoing about a restructuring of the credit, mostly offset by substantial improvements on other medallion loans as the events of September 11, 2001 have receded and business for many fleet owners and individual drivers has begun to normalize and return to more typical delinquency patterns. The decrease in delinquencies in the SBA Section 7(a) portfolio reflects continued efforts to collect and work out borrower issues. Included in the SBA Section 7(a) delinquency figures are $3,102,000, $4,481,000, $5,407,000, and $5,368,000 at June 30, 2002, March 31, 2002, December 31, 2001, and June 30, 2001, respectively, which represent loans repurchased for the purpose of collecting on the SBA guarantee. Likewise, secured mezzanine financing delinquencies primarily reflect the impact of the economy and September 11th on certain concession and media properties which is believed to be of temporary nature. The decrease from the first quarter reflects the chargeoff of a large fully reserved credit. The decrease in other commercial secured delinquencies compared to a year ago was largely concentrated in one large restaurant borrower and a number of smaller credits, some of which were impacted by the events of September 11, 2001, and the overall deterioration in the economy. The improvement from the prior quarter reflects continued workout efforts. The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

The following table presents credit-related information for the net investment portfolio as of June 30:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Total loans
Medallion loans			$219,465,425	$272,971,622
Commercial loans			176,587,053	198,584,956

Total loans			396,052,478	471,556,578
Equity investments (1)			4,976,199	2,089,465

Net investments			$401,028,677	$473,646,043

Realized losses on loans and equity investments
Medallion loans	$253,092	$—	$281,741	$—
Commercial loans	3,036,529	361,771	3,707,513	1,386,852

Total loans	3,289,621	361,771	3,989,254	1,386,852
Equity investments	80,016	240,777	80,016	114,109

Total realized losses on loans and equity investments	$3,369,637	$602,548	$4,069,270	$1,500,961

Net unrealized (appreciation) depreciation on investments
Medallion loans			$1,104,917	$—
Commercial loans			6,384,158	6,379,451

Total loans			7,489,056	6,379,451
Equity investments			(3,466,262)	(234,140)

Total net unrealized (appreciation) depreciation on investments			$4,022,813	$6,145,311

Realized losses as a % of average balances outstanding (2)
Medallion loans	0.46%	0.00%	0.25%	0.00%
Commercial loans	6.55	0.37	4.00	1.41
Total loans	3.23	0.15	1.96	0.58
Equity investments	6.98	27.20	3.49	12.89
Net investments	3.27	0.25	1.97	0.63

Unrealized (appreciation) depreciation as a % of balances outstanding
Medallion loans			0.50%	0.00%
Commercial loans			3.62	3.21
Total loans			1.89	1.35
Equity investments			(69.66)	(11.21)
Net investments			1.00	1.30

(1)	Represents common stock and warrants held as investments.
(2)	Realized losses as a % of average balances outstanding has been annualized.

Equity Investments

Equity investments were 0.4%, 0.4%, 0.4%, and 0.4% of the Company’s total portfolio at June 30, 2002, March 31, 2002, December 31, 2001, and June 30, 2001. Equity investments are comprised of common stock and warrants.

Trend in Interest Expense

The Company’s interest expense is driven by the interest rate payable on its LIBOR-based short-term credit facilities with bank syndicates, long-term notes payable, fixed-rate, long-term debentures issued to or guaranteed by the SBA, and, to a lesser degree, secured commercial paper. As a result of the recent amendments to the bank lines of credit and senior secured notes, the Company’s cost of funds will increase in 2002 until the debts mature and are paid off. As noted below, the amendments entered into during 2002 to the Company’s bank loans and senior secured notes involved changes, and in some cases increases, to the interest rates payable thereunder. In addition, during events of default, the interest rate on the bank loans is based upon a margin over the prime rate rather than LIBOR. The bank loans are priced on a grid depending on leverage and were 7.25% for the Company and 8.75% for MFC as of August 14, 2002. The senior secured notes adjusted to 10.85% effective June 1, 2002, and thereafter, along with the MFC bank notes, adjust upwards an additional 50 basis points on a quarterly basis until maturity. In addition to the interest rate charges, approximately $4,395,000 has been incurred through August 14, 2002 for attorneys and other professional advisors, most working on behalf of the lenders, of which $2,318,000 was expensed as part of costs of debt extinguishment in both the 2002 second quarter and six months, $460,000 was expensed as part of interest expense in the six months ended June 30, 2002 ($0 in the second quarter), and $173,000 was expensed as part of professional fees in the six months ended June 30, 2002 ($0 in the second quarter). The balance of $1,444,000 will be expensed over the remaining lives of the related debt outstanding.

The Company’s cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 4 to the consolidated financial statements for details on the pricing and status of bank and senior notes outstanding. The Company’s debentures issued to the SBA typically have initial terms of ten years.

The Company measures its cost of funds as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related costs of funds for the three and six months ended June 30, 2002 and 2001. Average balances have declined since the 2001 second quarter, primarily reflecting the initial use of the equity proceeds raised during 2001 for debt reductions and the growth in participations sold to other financial institutions to raise capital for debt reductions and other corporate purposes. The decline in the costs of funds reflects the trend of declining interest rates in the economy, partially offset by the switch from lower cost commercial paper to higher cost bank debt and related renewal expenses, and additional long-term SBA debt also at higher rates.

	Three Months Ended				Six Months Ended
	Interest Expense		Average Balance	Average Cost of Funds	Interest Expense		Average Balance	Average Cost of Funds
June 30, 2002
Notes payable to banks	$3,169,000		$209,473,000	6.13%	$6,966,000		$216,353,000	6.52%
Senior secured notes	835,000		34,105,000	9.93	1,893,000		38,631,000	9.88
SBA debentures	918,000		52,095,000	7.14	1,779,000		50,274,000	7.14

Total	$4,922,000	(1)	$295,673,000	6.75%	$10,638,000	(1)	305,258,000	7.05%

June 30, 2001
Notes payable to banks	$5,695,000		$317,095,000	7.20%	$11,485,000		$316,603,000	7.32%
Senior secured notes	839,000		45,000,000	7.48	1,661,000		45,000,000	7.44
SBA debentures	452,000		23,985,000	7.55	885,000		22,860,000	7.80
Commercial paper	28,000		476,000	23.00	183,000		4,736,000	7.78

Total	$7,014,000		$386,556,000	7.28%	$14,214,000		$389,199,000	7.36%

(1)
The 2002 second quarter interest expense does not include $3,102,000 of costs related to debt extinguishment above and beyond the normal interest charges for prepayment penalties, default interest charges, loan fees, legal fees, and consultant costs, which were reclassified to operating expenses due to their large and unusual nature relative to the matured debt and ongoing negotiations with the lending group. If included in interest expense, the average cost of funds would have been 10.89% and 9.08% for the 2002 quarter and six months.

The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under the SBIA and SBA regulations. The Company believes that its transition to financing operations primarily with short-term secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain hedging strategies. At June 30, 2002, December 31, 2001 and June 30, 2001, short-term LIBOR-based debt including commercial paper constituted 81%, 70%, and 80% of total debt, respectively.

Taxicab Advertising

During 2002 and 2001, Media’s operations were constrained by a very difficult advertising environment compounded by the rapid expansions of tops inventory that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue. Also, a substantial portion of Media’s revenues in 2001 arose from the realization of amounts that had been paid for and deferred from prior periods. Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations. Media’s growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from September 11th and the economic downturn, as well as the limitation on funding that can be provided by the Company in accordance with the terms of the bank agreements. Media has developed an operating plan to fund only necessary operations out of available cash flow and to escalate its sales activities to generate new revenues. Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historical levels.

Also included in 2001 was a $1,500,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes, of which $656,000 was reversed in the 2002 first quarter as a result of changes in the tax laws. During 2001, primarily as a result of expansion into numerous cities and the lag associated with selling those taxi tops, Media began to incur losses for both financial reporting and tax purposes, indicating that this deferred tax asset now represented a receivable or refund from the tax authorities for those taxes previously paid. However, due to statutory limitations in 2001 on Media’s ability to carry these tax losses back more than two years, and the uncertainties concerning the level of Media’s taxable income in the future, Media determined to reserve against the receivable. In March 2002, Congress passed and the President signed, an economic stimulus bill that among its provisions included a carryback provision for five years. As a result, Media carried back an additional $656,000 in the 2002 first quarter and retains a tax carryforward of $1,123,000 for the balance of taxes paid.

The reduction in accounts payable and accrued expenses primarily reflected adjustments made during the 2002 second quarter to obligations owed to certain taxi fleet operators which resulted from Media’s efforts to continue reducing fleet costs so that they were more in line with the reduced levels of revenue. The increase in amounts due to parent primarily reflected charges for salaries and benefits and corporate overhead paid by the parent on Media’s behalf.

In July 2001, Media acquired certain assets and assumed certain liabilities of Medallion Media Japan, Inc. (MMJ), a taxi advertising operation similar to those operated by Media in the US, which has advertising rights on approximately 9,500 cabs (2,600 rooftop displays and 6,900 interior racks) servicing various cities in Japan. The transaction was accounted for as a purchase for financial reporting purposes, and is included in Media’s financial statements above. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the three year period following the acquisition.

Factors Affecting Net Assets

Factors that affect the Company’s net assets include net realized gain or loss on investments and change in net unrealized appreciation or depreciation on investments. Net realized gain or loss on investments is the difference between the proceeds derived upon sale or foreclosure of a loan or an equity investment and the cost basis of such loan or equity investment. Change in net unrealized appreciation or depreciation of investments is the amount, if any, by which the Company’s estimate of the fair value of its investment portfolio is above or below the previously established fair value or the cost basis of the portfolio. Under the 1940 Act and the SBIA, the Company’s loan portfolio and other investments must be recorded at fair value.

Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of our loan portfolio to reflect the Company’s estimate of the current value of the total loan portfolio. Since no ready market exists for the Company’s loans, fair value is subject to the good faith determination of the Company. In determining such fair value, the Company and its Board of Directors take into consideration factors such as the financial condition of its borrowers and the adequacy of its collateral. Any change in the fair value of portfolio loans or other investments as determined by the Company is reflected in net unrealized depreciation or appreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income.

The Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value. The Company uses Media’s actual results of operations as the best estimate of changes in fair value and records the result as a component of unrealized appreciation (depreciation) on investments.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2002 and 2001.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Statement of Operations Data
Investment income	$8,423,424	$11,618,157	$18,202,336	$24,992,288
Interest expense	4,922,567	7,012,516	10,679,121	14,213,554

Net interest income	3,500,857	4,605,641	7,523,215	10,778,734
Other income	2,162,547	1,017,496	3,053,891	1,988,742
Gain on sale of loans	258,591	278,857	588,219	712,037
Operating expenses	7,745,025	3,419,877	12,747,074	8,238,713

Net investment income (loss) (1)	(1,823,030)	2,482,117	(1,581,749)	5,240,800
Net realized losses on investments	(3,369,637)	(602,548)	(4,069,270)	(1,500,961)
Net change in unrealized appreciation on investments (2)	2,185,449	499,446	1,234,974	965,521
Income tax provision	—	(14,757)	—	(51,873)

Net increase (decrease) in net assets resulting from operations (3)	$(3,007,218)	$2,364,258	$(4,416,045)	$4,653,487

Per Share Data
Net investment income (loss) (1)	$(0.10)	$0.16	$(0.09)	$0.35
Net increase (decrease) in net assets resulting from operations (3)	(0.16)	0.16	(0.24)	0.31
Dividends declared	—	0.14	—	0.14

Weighted average common shares outstanding
Basic	18,242,728	15,215,002	18,242,728	14,895,144
Diluted	18,242,728	15,220,407	18,242,728	14,903,764

Balance Sheet Data
Investments, net of unrealized depreciation on investments			$401,028,679	$473,646,043
Total assets			455,869,093	588,216,496
Notes payable to banks			195,027,592	314,720,000
Senior secured notes			29,209,283	45,000,000
SBA debentures			52,845,000	31,860,000
Commercial paper			—	237,128
Total liabilities			285,353,860	400,655,059
Total shareholders’ equity			170,515,233	187,561,437

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Selected Financial Ratios And Other Data
Return on average assets (ROA) (4)
Net investment income (loss)	(1.54%)	1.79%	(0.66%)	1.91%
Net increase (decrease) in net assets resulting from operations	(2.54%)	1.70%	(1.83%)	1.69%
Return on average equity (ROE) (5)
Net investment income (loss)	(4.25%)	6.24%	(1.84%)	6.85%
Net increase (decrease) in net assets resulting from operations	(7.01%)	5.94%	(5.15%)	6.08%

Weighted average yield	8.02%	9.59%	8.39%	10.19%
Weighted average cost of funds	4.68%	5.79%	4.92%	5.80%

Net interest margin, (6)	3.34%	3.80%	3.47%	4.39%
Other income ratio (7)	2.05%	0.84%	1.41%	0.81%
Operating expense ratio (8)	7.33%	2.82%	5.88%	3.36%

As a percentage of total investment portfolio
Medallion loans			54.26%	56.98%
Commercial loans			45.37%	42.64%
Equity investments			0.37%	0.38%

Investments to assets (9)			89.23%	81.26%
Equity to assets (10)			37.40%	31.89%
Debt to equity (11)			162.50%	208.90%

(1)
Excluding the $3,102,000 of costs of debt extinguishment, net investment income would have been $1,278,000 or $0.07 per share and $1,520,000 or $0.08 per share for the 2002 second quarter and six months.

(2)
Change in unrealized appreciation (depreciation) of investments represents the increase (decrease) for the period in the fair value of the Company’s investments, including the results of operations for Media for the periods presented.

(3)
Net increase (decrease) in net assets resulting from operations is the sum of net investment income, realized gains or losses on investments and change in unrealized appreciation (depreciation) on investments and income tax benefit (provision). Excluding the $3,102,000 of costs of debt extinguishment, net increase (decrease) in net assets resulting from operations would have been $95,000 or $0.01 per share and ($1,314,000) or ($0.07) per share for the 2002 second quarter and six months.

(4)
ROA represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations, for the period indicated, divided by average total assets. Excluding the $3,102,000 of costs of debt extinguishment, the ROA’s would have been 1.08% and 0.08% for the 2002 second quarter and 0.63% and (0.54%) for the six months.

(5)
ROE equity represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations, for the period indicated, divided by average shareholders’ equity. Excluding the $3,102,000 of costs of debt extinguishment, the ROE’s would have been 2.98% and 0.22% for the 2002 second quarter and 1.77% and (1.53%) for the six months.

(6)	Net interest margin represents net interest income for the period indicated divided by average interest earning assets.

(7)	Other income ratio represents other income for the period indicated divided by average interest earning assets.

(8)
Operating expense ratio represents operating expenses for the period indicated divided by average interest earning assets. Excluding the $3,102,000 of debt extinguishment, the ratios would have been 3.93% and 4.00% for the 2002 second quarter and six months.

(9)	Represents total investments divided by total assets as of June 30.

(10)	Represents total shareholders’ equity divided by total assets as of June 30.

(11)	Represents total debt (commercial paper, notes payable to banks, senior secured notes, and SBA debentures) divided by total shareholders’ equity as of June 30.

CONSOLIDATED RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Net increase in net assets resulting from operations was a loss of $3,007,000 or $0.16 per common share and $4,416,000 or $0.24 per share in the 2002 second quarter and six months, decreases of $5,371,000 and $9,069,000 from income of $2,364,000 or $0.16 per share and $4,653,000 or $0.31 per share in the 2001 second quarter and six months, primarily reflecting the costs of debt extinguishment, greater losses in Media, higher operating expenses, and decreased net interest income, partially offset by higher noninterest income. Included in the 2002 second quarter loss were costs related to the debt extinguishment efforts of the Company including prepayment penalties, default interest charges, loan fees, legal fees, and consultant costs of $3,102,000. Net increase in net assets resulting from operations excluding the costs related to debt extinguishment was $95,000 or $0.01 per share and a loss of $1,314,000 or $0.07 in the quarter and year-to-date periods, decreases of $2,269,000 and $5,967,000 from the 2001 periods. Net investment income was a loss of $1,823,000 or $0.10 per share and $1,582,000 or $0.09 per share in the 2002 second quarter and six months, decreases of $4,305,000 and $6,822,000 from income of $2,482,000 or $0.16 per share and $5,240,000 or $0.35 per share in the 2001 second quarter and six months. Excluding the costs related to debt extinguishment, net investment income was $1,279,000 or $0.07 per share and $1,520,000 or $0.08 for the 2002 periods, decreases of $1,203,000 or 48% and $3,720,000 or 71% from the 2001 periods.

Investment income was $8,423,000 in the 2002 second quarter and $18,202,000 in the six months, down $3,195,000 or 28% and $6,790,000 and 27% from $11,618,000 and $24,992,000 in the 2001 second quarter and six months, respectively, primarily reflecting the lower yields on the portfolio due to the lower interest rate environment, a higher level of nonaccrual loans, and the inclusion of $250,000 and $950,000 in the 2001 second quarter and six months for appreciation on the collateral appreciation participation loans. Also contributing to the decline in investment income was the drop in average total investments outstanding to $425,692,000 and $440,146,000 in the 2002 second quarter and six months from $485,822,000 and $494,748,000 in the comparable 2001 periods, declines of 12% and 11%, respectively.

The yield on the total portfolio at June 30, 2002 was 8.02% and 8.39% in the 2002 second quarter and six months, compared to 9.59% and 10.19% for the 2001 second quarter and six months, a decline of 157 and 185 basis points. The decrease primarily reflected the series of rate drops initiated by the Federal Reserve bank beginning in early 2001, which reduced the prime lending rate by 475 basis points, by the higher level of nonaccrual loans, and by the $250,000 and $950,000 of additional interest income related to the collateral appreciation loans recorded in the 2001 second quarter and six months. Adjusted for the effect of the additional income recorded on the collateral appreciation participation loans, the yield was 9.39% for the 2001 second quarter and 9.80% for the 2001 six months. Partially offsetting the decreased yield was the continuing movement of portfolio composition towards higher-yielding commercial loans from lower-yielding medallion loans, partially as a result of the continued efforts at participating or selling off medallion loans, and their generally shorter maturity profile. Commercial loans represented 45% of the investment portfolio at June 30, 2002, compared to 43% at June 30, 2001. Yields on medallion loans were 8.46% and 8.51% for the 2002 second quarter and six months, compared to 8.95% and 9.03% a year ago, and yields on commercial loans were 9.49% and 9.59%, compared to 10.62% and 11.22% for the comparable 2001 periods.

Medallion loans were $219,465,000 at quarter end, down $53,506,000 or 20% from $272,972,000 at the end of the 2001 second quarter, primarily reflecting reductions in the New York, Boston, and Chicago markets. The commercial loan portfolio was $176,587,000 at quarter end, compared to $198,585,000 for the 2001 quarter, a decrease of $21,998,000 or 11%, reflecting increases in mezzanine financing of $7,633,000 or 24% and asset-based receivable lending of $6,408,000 or 15%, which were more than offset by reductions in the SBA Section 7(a) portfolio of $12,264,000 or 20% and of $23,775,000 or 38% in all other commercial lending categories. In general, the decrease in the loan portfolios was a result of the banks and senior noteholders requiring the Company to reduce the level of outstandings in the revolving lines of credit and senior notes.

During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral. During the 2002 second quarter and six months, $0 additional interest income was recorded, compared to

$250,000 and $950,000 for the 2001 comparable periods, which was reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets.

Interest expense was $4,923,000 and $10,679,000 in the 2002 second quarter and six months, down $2,090,000 or 30% and $3,535,000 or 25% from $7,013,000 and $14,214,000 in the 2001 second quarter and six months, primarily reflecting lower average balances outstanding in both periods, partially offset by lower rates in the 2002 second quarter. The Company’s borrowings from its bank lenders generally were repriced during late 2001 and early 2002 as a result of the negotiations and amendments to the loan agreements, and as a result, included in interest expense was $275,000 and $1,389,000 in the 2002 second quarter and six months of additional costs associated with the debt refinancings during the last 18 months, compared to $175,000 and $0 in the 2001 second quarter and six months. Excluding these amounts, interest expense would have been $4,648,000 and $9,290,000, down $2,190,000 or 32% from the 2001 quarter and down $4,924,000 or 35% from the 2001 six months. The impact of all of this was to increase the Company’s cost of funds by 37 basis points and 92 basis points during the 2002 second quarter and six months, and by 18 basis points in the 2001 second quarter. In addition, during the 2002 second quarter, the majority of the Company’s loans matured and were subject to intensive discussions concerning the ultimate liquidation of the outstandings. The $3,102,000 of costs associated with these discussions above and beyond the normal interest charges on the debt during the 2002 second quarter was reclassified to operating expenses as costs of debt extinguishment. Average debt outstanding was $295,673,000 and $305,258,000 for the 2002 quarter and year-to-date, compared to $386,556,000 and $389,199,000 for the 2001 periods, decreases of 24% and 22%, respectively. The Company’s debt is primarily tied to floating rate indexes, which began falling during early 2001, and continued to drop until late in the year. The Company’s average borrowing costs were 6.75% and 7.05% in the 2002 second quarter and six months, compared to 7.28% and 7.36% in the year ago periods, decreases of 53 and 31 basis points, respectively, compared to declines in market rates in excess of 300 basis points during the period. Approximately 81% of the Company’s debt is short-term and floating rate, compared to 80% a year ago. See page 28 for a table which shows average balances and cost of funds for the Company’s funding sources.

Net interest income was $3,501,000 and $7,523,000, and the net interest margin was 3.34% and 3.47% for the 2002 quarter and six months, down $1,105,000 or 24% and $3,256,000 or 30% from $4,606,000 and $10,779,000 in the 2001 periods, representing net interest margins of 3.80% and 4.39% for the 2001 periods, reflecting the items discussed above. The net interest margin was 3.60% and 4.01% in the 2001 quarter and six months, adjusted for the impact of the additional interest on the collateral appreciation participation loans, and was 3.56% and 4.08% for the 2002 quarter and six months further adjusted for the debt-related costs described above, compared to 3.74% and 4.01% for the comparable 2001 periods.

Noninterest income was $2,421,000 and $3,642,000 in the 2002 second quarter and six months, up $1,125,000 or 87% and $941,000 or 35% from $1,296,000 and $2,701,000 in the 2001 second quarter and six months. The Company had gains on the sale of loans of $259,000 and $588,000 in the quarter and six months (which included gains on the sale of the guaranteed portion of SBA 7(a) loans of $151,000 and $480,000), down $20,000 or 7% and $124,000 or 17% from $279,000 and $712,000 in the year ago periods, which only included the SBA sales. During 2002, $3,840,000 and $9,300,000 of loans were sold under the SBA program in the second quarter and year-to-date, compared to $5,256,000 and $10,962,000 for the 2001 periods, declines of 27% and 15%. The decline in gains on sale reflected a decrease in loans sold and a lower level of market-determined premiums received on the sales in the 2002 periods. Other income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, of $2,163,000 and $3,054,000 in the quarter and six months, was up $1,146,000 and $1,065,000 from $1,017,000 and $1,989,000 in the year ago periods, primarily reflecting a success fee earned on a mezzanine investment of $873,000, unusually large prepayment penalties of $127,000 for two loans, a $56,000 referral fee, and $55,000 from insurance proceeds received on a customer, all earned in the 2002 second quarter. Excluding those fees, other income of $1,052,000 and $1,943,000 was up $35,000 or 3% from the 2001 quarter, and was down $46,000 or 2% from the 2001 six months.

Operating expenses of $7,745,000 and $12,747,000 in the 2002 second quarter and six months included costs related to debt extinguishment of $3,102,000 for prepayment penalties, default interest charges, loan fees, legal fees, and consultant costs. Excluding these costs, operating expenses were $4,643,000 and $9,645,000 in the 2002 periods, up $1,223,000 or 36% and $1,406,000 or 17% from $3,420,000 and $8,239,000 in the 2001 second quarter and six months. Salaries and benefits expense for the 2002 periods of $2,393,000 and $4,738,000 was up $234,000 or 11% from $2,159,000 in the 2001 quarter, primarily reflecting a reduction of certain incentive compensation accruals in 2001, and was down $98,000 or 2% from $4,836,000 in the 2001 six months. Professional fees of $623,000 and $1,517,000 for the quarter and year-to-date were up $37,000 or 6% and $535,000 or 54% from $586,000 and $982,000 in the year ago periods. The increase compared to the 2001 quarter reflected the reimbursement of $124,000 of legal fees in 2001 and generally lower legal and accounting expenses in the 2002 quarter, and the six months increase primarily reflected $248,000 of increased amortization of capitalized costs associated with debt and other financial transactions, $162,000 for the 2001 legal fee reimbursement, and $150,000 in increased legal and accounting expenses. Amortization of goodwill was $0 in 2002, compared to $135,000 and $268,000 in the 2001 second quarter and six months, reflecting the change in accounting rules which no longer allow for goodwill amortization. Other operating expenses of $1,627,000 in the quarter and $3,391,000 in the six months were up $1,087,000 from $540,000 in the 2001 quarter, were up $1,237,000 or 57% from $2,154,000 in the 2001 six months, primarily reflecting operational cleanups that occurred in the 2001 second quarter which reduced operating expenses by $1,161,000, and also in the six months, by increased insurance and other office-related expenses, and a higher level of collection costs on delinquent loans.

Net unrealized appreciation on investments was $2,185,000 and $1,235,000 in the 2002 second quarter and six months, compared to $499,000 and $966,000 in the year ago periods. Net unrealized appreciation on investments net of Media was $2,914,000 and $3,478,000 in the quarter and six months, compared to $383,000 and $1,276,000 in the year ago periods. Unrealized appreciation/(depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain/(loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2002 second quarter activity resulted from the reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $3,335,000 ($4,032,000 for the six months) and the increase in valuation of equity investments of $570,000 ($1,328,000 for the six months), partially offset by unrealized depreciation of $990,000 ($1,880,000 for the six months). The 2001 second quarter activity reflected the reversal of unrealized depreciation associated with fully reserved investments which were charged off of $561,000 ($1,960,000 for the six months), the increase in valuation of equity portfolio securities of $451,000 ($628,000 for the six months), and the reversal of reserves previously established against certain loans of $179,000 ($179,000 for the six months), partially offset by additional reserves of $808,000 ($1,367,000 for the six months) and the reversal of unrealized appreciation associated with securities sold of $124,000 in the six months.

Also included in unrealized appreciation on investments was the net losses of the Media division of the Company. Media generated a net loss of $729,000 and $2,243,000 for the 2002 second quarter and six months, an increase of $846,000 and $1,933,000 compared to net income of $117,000 for the 2001 second quarter and to a net loss of $310,000 for the 2001 year-to-date. Included in the 2002 six months was a $656,000 tax benefit to reverse a portion of the charge taken in the 2001 third quarter writing down the refund receivable from the IRS for the tax net operating loss. The reversal resulted from the change in the tax law allowing for an additional two year carryback. The decline in profits in 2002 primarily reflected decreased revenue, which continued to be impacted by contract cancellations and other business retrenchments resulting from the terrorist attacks in New York City and the economic downturn, partially offset by reduced fleet costs which declined at a slower rate than revenue as fleet contracts were renegotiated. Advertising revenues were $1,809,000 and $3,230,000 in the quarter and year-to-date, down $2,054,000 or 53% and $3,988,000 or 55% from $3,863,000 and $7,218,000 in the 2001 periods. Revenue in the 2001 six months also included $567,000 related to contracts that were cancelled in prior periods due to legislative changes and other factors. This revenue was recognized upon determination that Media had no further continued obligations under the contract. During 2001, Media exerted a greater effort to reduce the amount of deferred revenue by increasing capacity utilization, resulting in a drop of $1,625,000 in deferred revenue to $783,000 compared to a year ago, which included a reduction of $1,305,000 and $3,046,000 in deferred revenue during the 2001 quarter and six months, including the $567,000 related to contract cancellations referred to above. To the extent that Media cannot generate additional advertising revenue to replace the deferred revenue recorded in 2001, Media’s results of operations may be negatively impacted. Vehicles under contract increased 2,300 or 22% to 12,800 from 10,500 a year ago, primarily reflecting the acquisition of the taxitop business in Japan in July 2001, which also included 6,900 racks which are placed inside the cabs. Media’s results for 2002 also included losses of $118,000 and $319,000 for the quarter and six months related to foreign operations.

The Company’s net realized/unrealized loss on investments was $534,000 and $2,184,000 in the 2002 second quarter and six months, compared to $103,000 and $535,000 for the 2001 periods, reflecting the above and direct chargeoffs of $35,000 and $38,000 for the 2002 quarter and six months, and $41,000 for both 2001 periods.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

The Company, like other financial institutions, is subject to interest rate risk to the extent its interest-earning assets (consisting of medallion loans and commercial loans) reprice on a different basis over time in comparison to its interest bearing liabilities (consisting primarily of credit facilities with bank syndicates, senior secured notes and subordinated SBA debentures).

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

The effect of changes in interest rates is mitigated by regular turnover of the portfolio. Based on past experience, the Company anticipates that approximately 40% of the portfolio will mature or be prepaid each year. The Company believes that the average life of its loan portfolio varies to some extent as a function of changes in interest rates. Borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment because the interest rate payable on the borrower’s loan is high relative to prevailing interest rates. Conversely, borrowers are less likely to prepay in a rising interest rate environment.

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

In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as five year senior secured notes and ten year subordinated SBA debentures. The Company had outstanding SBA debentures of $52,845,000 with a weighted average interest rate of 7.10%, constituting 19% of the Company’s total indebtedness as of June 30, 2002.

Liquidity and Capital Resources

Our sources of liquidity are credit facilities with bank syndicates, senior secured notes, long-term SBA debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, and participations of loans with third parties. As a RIC, we distribute at least 90% of our investment company taxable income; consequently, we primarily rely upon external sources of funds to finance growth. At June 30, 2002, our $277,082,000 of outstanding debt was comprised as follows: 70% bank debt, at variable effective interest rates with an weighted average interest rate of 8.11%, 11% long-term senior secured notes at an interest rate of 10.85%, and 19% subordinated SBA debentures with fixed-rates of interest with an annual weighted average rate of 7.10%. In May 2001, the Company applied for and received $36,000,000 of additional funding with the SBA ( $111,700,000 to be committed by the SBA in total), subject to the infusion of additional equity capital into the respective subsidiaries. Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits.

FINANCING ARRANGEMENTS

We are a party to three financing agreements: 1) the Second Amended and Restated Loan Agreement, dated as of September 22, 2000, among the Company, MBC and the parties thereto (the Company Bank Loan); 2) the Amended and Restated Loan Agreement, dated as of December 24, 1997, as amended, among MFC and the parties thereto (the MFC Bank

Loan); and 3) the Note Purchase Agreements, each dated as of June 1, 1999, as amended, between the Company and the note holders thereto (the MFC Note Agreements).

There are several defaults under the three financing agreements, including financial covenant defaults. The principal amount of the entire Company Bank Loan and the MFC Bank Loan have matured and are due and payable immediately. The note holders under the Note Purchase Agreements have the right to accelerate the maturity of all the notes issued and outstanding under the Note Purchase Agreements at any time. We have a commitment letter from Merrill Lynch Bank USA (the Proposed New Lender) to provide up to $250,000,000 of financing through a securitization of taxi medallion loans in which a separate but wholly-owned subsidiary of MFC, organized as a Delaware business trust, would acquire the medallion loans from MFC, and enter into a secured revolving credit facility agreement (the Proposed New Facility). The Company would neither guarantee nor be responsible for repayment of obligation under the Proposed New Facility. MFC is currently expected to be the servicer of the loans owned by the Trust. Under the currently proposed availability standards, the Company believes it would initially be able to draw down approximately $100,000,000—$135,000,000 over the next 45 days. There can be no assurance that the Proposed New Facility will be consummated, or, if consummated that the terms of such facility will be those described herein. In addition, the consummation of the Proposed New Facility requires the Company and MFC to obtain the consent from the existing bank lenders and noteholders under the Company Bank Loan, the MFC Bank Loan and the Note Purchase Agreements. We are engaged in negotiations with them, but there can be no assurance that the Company and MFC will be able to satisfy the terms of and consummate the Proposed New Facility or that such consents will be obtained. The Company currently plans to use substantially all the net proceeds from the Proposed New Facility to repay a portion of the amounts due under the three financing agreements. The terms of the Proposed New Facility and the amended Company Bank Loan, amended MFC Bank Loan and MFC Note Purchase Agreements, if consummated, would be as follows, although there can be no assurance that there will not be changes to such Proposed New Facility or nonbinding term sheets.

•
Proposed New Facility- The commitment letter has a proposed maturity date of the earlier of (i) one year from the facility’s closing date or (ii) two years from the facility’s closing date if certain conditions are met, and an interest rate of One Month LIBOR plus 1.50%.

•
Company Bank Loan- The non-binding term sheet has proposed a maturity date of August 31, 2003. The unpaid loans would bear interest at the rate per annum of prime plus 0.5%. The amortization schedule is as proposed on page 39. The Company Bank Loan will permit the payment of dividends solely to the extent necessary to enable the Company to maintain its status as a RIC and to avoid the payment of excise taxes which is consistent with the Company’s dividend policy. The Company Bank Loan would be secured by all receivables and various other assets owned by the Company. All financial covenants would be waived during the term of the loan.

•
MFC Bank Loan- The non binding term sheet to amend the MFC Bank Loan has proposed a maturity date of August 31, 2003; an annual interest rate of prime which increases four months after closing to prime plus 0.5% and further increases eight months after closing to prime plus 1%. The amortization schedule is as proposed on page 39. The MFC Bank Loan would permit the payment of dividends solely to the extent necessary to enable the Company to maintain its status as a RIC and to avoid the payment of excise taxes which is consistent with the Company’s dividend policy. The collateral for the MFC Bank Loan would secure both the MFC Bank Loan and MFC’s obligations under the Notes issued under the Note Purchase Agreements on an equal basis. All financial covenants would be waived during the term of the loan.

•
MFC Note Purchase Agreements- The Note Purchase Agreement’s non-binding term sheet to amend the Note Purchase Agreement has similar terms to the MFC Bank Loan’s term sheet except the initial interest rate would be 8.85% shall increase to 9.35% four months after closing and increase to 9.85% eight months after closing; and the make whole payment of approximately $3,500,000 must be paid on or before maturity. The amortization schedule is as proposed on page 39. The collateral under the Note Purchase Agreement would secure both the MFC Bank Loan and MFC’s obligations under the Notes issued under the Note Purchase Agreements on an equal basis. All financial covenants would be waived during the term of the loan.

•
General Provisions Applicable to the Amended Company Bank Loan, Amended MFC Bank Loan and Amended Note Purchase Agreements- The amended Company Bank Loan, MFC Bank Loan and Note Purchase Agreements (Financing Agreements) would not contain any financial covenants. However, as is the case under the currently existing financing agreements, the Financing Agreements will obligate the Company or MFC, as applicable, to prepay the loans under the applicable Financing Agreement in the event the outstanding amount thereunder exceeds an agreed upon borrowing base (which is, generally, equal to a specified percentage of the outstanding amount of commercial and medallion loans meeting eligibility criteria specified in the loan documents). In addition, as noted above and as is standard with servicing agreements, the Proposed New Facility would contain a Servicer Default if MFC fails to satisfy certain financial tests and other requirements, but such failure does not, in itself, provide the Proposed New Lender the right to accelerate the maturity of loans under the Proposed New Facility. If the Proposed New Lender obtains the right under such provisions to replace MFC as the servicer under the Proposed New Facility, so notifies MFC and fails to retract such notice within seven days, the lenders or note holders, as the case may be, under the Company Bank Loan, MFC Bank Loan and Note Purchase Agreements would thereupon obtain the right to replace the Company or MFC, as applicable, as servicer under the loans constituting collateral under applicable loan agreement or note purchase agreement. Without the lender’s prior written approval, the Financing Agreements would continue to contain numerous and substantial operating restrictions on the Company and MFC, including restrictions on their ability to incur debt, incur liens, merge, consolidate, sell or transfer assets, loan and invest in third parties and our subsidiaries, repurchase or redeem stock, purchase portfolios, acquire or form other entities, amend certain material agreements, make capital expenditures, have outstanding intercompany receivables and further securitize our assets. In addition to the amortization schedule for the loans and notes shown below, the Company and MFC would be required to prepay the loans and notes out of the proceeds from the sale of equity, debt, or assets, subject to certain exceptions.

The MFC Bank Loan

On March 27, 1992 (and as subsequently amended and restated), MFC entered into the MFC Bank Loan, a line of credit with a group of banks. Effective on June 1, 1999, MFC extended the MFC Bank Loan until June 30, 2001 at an aggregate credit commitment amount of $220,000,000, an increase from $195,000,000 previously, pursuant to the Amended and Restated Loan Agreement dated December 24, 1997. Amounts available under the MFC Bank Loan were reduced by amounts outstanding under the commercial paper program as the MFC Bank Loan acted as a liquidity facility for the commercial paper program. The MFC Bank Loan was further amended on March 30, 2001, June 30, 2001, December 31, 2001, and April 1, 2002. As of June 30, 2002 and December 31, 2001, amounts available under the MFC Bank Loan were $0. The MFC Bank Loan matured on June 28, 2002, and has not been repaid.

The Company Bank Loan

On July 31, 1998 (and as subsequently amended and restated), the Company and MBC entered into the Company Bank Loan, a committed revolving credit agreement with a group of banks. On September 21, 2001, the Company Bank Loan was extended to November 5, 2001 to allow for continuation of renewal discussions which were completed and an amendment signed on February 20, 2002. As of June 30, 2002 and December 31, 2001, amounts available under this loan agreement were $0 and $25,000,000. The Company’s bank loan matured on May 15, 2002, and has not been repaid.

MFC Note Agreements

See the discussion of the Senior Secured Notes in the notes to the financial statements.

Covenants and Limitations

If the Proposed New Facility is completed as specified in the commitment letter that the Company entered into, the Company would not have any financial covenants. However, as is the case under the current financing agreements, the proposed new financing Agreements would obligate the Company or MFC, as applicable, to prepay the loans under the applicable Financing Agreement in the event the outstanding amount thereunder exceeds an agreed upon borrowing base (which is, generally, equal to a specified percentage of the outstanding amount of commercial and medallion loans meeting eligibility criteria specified in the loan documents). In addition, as noted above and as is standard with servicing agreements, the Proposed New Facility would contain a Servicer Default if MFC fails to satisfy certain financial tests and other requirements, but such failure does not, in itself, provide the Proposed New Lender the right to accelerate the maturity of loans under the Proposed New Facility. If the Proposed New Lender obtains the right under such provisions to replace MFC as the servicer under the Proposed New Facility, so notifies MFC and fails to retract such notice within seven days, the lenders or note holders, as the case may be, under the Company Bank Loan, MFC Bank Loan and Note Purchase Agreements would thereupon obtain the right to replace the Company or MFC, as applicable, as servicer under the loans constituting collateral under applicable loan agreement or note purchase agreement. The Financing Agreements would continue to contain numerous and substantial operating restrictions on the Company and MFC, including restrictions on their ability to incur debt, incur liens, merge, consolidate, sell or transfer assets, loan and invest in third parties and our subsidiaries, repurchase or redeem stock, purchase portfolios, acquire or form other entities, amend certain material agreements, make capital expenditures, have outstanding intercompany receivables, and further securitize our assets. In addition to the amortization schedule for the loans and notes shown below, the Company and MFC would be required to prepay the loans and notes out of the proceeds from the sale of equity, debt, or assets, subject to certain exceptions.

Amendments to the MFC Bank Loan, Company Bank Loan and MFC Note Agreements

In the fourth quarter of 2001, the Company Bank Loan matured and MFC was in default under its bank loan and its senior secured notes. As of April 1, 2002, the Company and MFC obtained amendments to their bank loans and senior secured notes. The amendments, in general, changed the maturity dates of the loans and notes, modified the interest rates borne on the bank loans and the secured notes, required certain immediate, scheduled or other prepayments of the loans and notes and reductions in the commitments under the bank loans, and required the Company and MFC to engage or seek to engage in certain asset sales, and instituted additional operating restrictions and reporting requirements.

In addition to the changes in maturity, the interest rates on the Company’s bank loan and MFC’s secured notes were increased, and additional fees were charged to renew and maintain the facilities and notes. The recent amendments contain substantial limitations on our ability to operate and in some cases require modifications to our previous normal operations. Covenants restricting investment in the Media and BLL subsidiaries, elimination of various intercompany balances between affiliates, limits on the amount and timing of dividends, and continuation of the prior financial and operating covenants were all tightened as a condition of renewal.

In addition to imposing maturities and scheduled amortization requirements, the amendments also instituted various other prepayment requirements: (a) the Company is required to repay to MFC an intercompany receivable in excess of $8,000,000 by May 15, 2002, and (b) MFC is required to use its best efforts to sell a portion of its laundromat and dry cleaning loans in its commercial loan portfolio by May 31, 2002, and its Chicago Yellow Cab loan portfolio before November 1, 2002. The proceeds from these repayments and sales must be used to repay MFC’s indebtedness. In addition, the amendments require MFC to further amend the MFC Note Agreements and the MFC Bank Loan to provide for periodic prepayments of the indebtedness thereunder out of excess cash flow. While we have made some prepayments, to date we have failed to comply with the covenants described in (a) and (b) above and all amounts under the Company Bank Loan and the MFC Bank Loan have matured and are due and payable and the maturity of the notes may be accelerated at any time by the noteholders.

Current Status of the MFC Bank Loan, the Company Bank Loan and the MFC Note Agreements

As of May 15, 2002, the Company’s bank loan matured ($54,421,000 as of August 14, 2002), and on June 28, 2002, MFC’s bank loan matured ($133,378,000 as of August 14, 2002), and the noteholders have the right to accelerate the notes at any time. The Company and MFC are in default under the bank loans and the note agreements due to noncompliance with financial covenants and failure to make the payments due under the note agreements. The Company and MFC are currently negotiating with these lenders to amend the agreements or obtain a waiver or forbearance agreement, and the Company has received a non-binding term sheet from the bank group that would waive all of the noncompliance; however there can be no assurance that the lenders will grant an amendment, waiver or forbearance. Unless such amendments or waivers are obtained, $187,799,000 of bank loans are due and payable and the noteholders have the right to accelerate the payment on the remaining $27,808,000 of its indebtedness outstanding as of August 14, 2002.

The amendments currently under discussion have proposed the following amortization schedule as of August 14, 2002, which may, or may not represent any final determination of amortization requirements. In addition, the amendments have proposals to change fees and interest rates charged, and may include other requirements similar to those enumerated above.

The successful conclusion of the negotiations on these amendments is predicated on the simultaneous closing of the refinancing with the Proposed New Lender.

		MFC
	The Company	Banks	Senior Noteholders	Total
2002
Closing date of proposed new facility	$1,500,000	$86,008,000	$17,992,000	$105,500,000
September	500,000	1,654,000	346,000	2,500,000
October	1,250,000	1,654,000	346,000	3,250,000
November	1,250,000	14,059,000	2,941,000	18,250,000
December	1,500,000	4,549,000	951,000	7,000,000
2003
January	1,500,000	17,780,000	3,720,000	23,000,000
February	23,500,000	1,654,000	346,000	25,500,000
March	1,000,000	1,654,000	346,000	3,000,000
April	18,000,000	827,000	173,000	19,000,000
May	1,000,000	827,000	173,000	2,000,000
June	1,000,000	827,000	173,000	2,000,000
July	1,000,000	827,000	173,000	2,000,000
August	1,000,000	827,000	173,000	2,000,000

Total	$54,000,000	$133,147,000	$27,853,000	$215,000,000

New Financing Arrangements

We are currently exploring refinancing options which would replace our obligations under the Company and MFC loans and the senior secured notes. We have signed a commitment letter and are currently engaged in negotiations with the proposed lender to provide refinancing for a substantial portion of the obligations owed under our senior secured notes and bank loans. The proposed new financing would enable the Company to refinance a substantial portion of its existing indebtedness, and provide additional capital with longer maturities, but there can be no assurance that such financing will be obtained, the date that it will be obtained or whether such financing would provide more operating flexibility than is provided under our current credit agreements. The failure to obtain such financing or alternative financing on a timely basis could have a material adverse effect on the Company. In addition, the Company is actively pursuing other financing options for individual subsidiaries with alternate financing sources, and is continuing the ongoing program of loan participations and sales to provide additional sources of funds for both external expansion and continuation of internal growth. Furthermore, the Company has submitted an application to receive a bank charter, for an Industrial Loan Company (ILC) to be headquartered in Salt Lake City, Utah, which if granted, would permit the Company to receive deposits insured by the Federal Deposit Insurance Corporation. The Company has held meetings with the relevant regulatory bodies in connection with such an application. There can be no assurances that such financings will be obtained or that any application related to a bank charter would be approved.

As noted above, the amendments entered into during 2002 to the Company’s bank loans and senior secured notes involved changes, and in some cases increases, to the interest rates payable thereunder. In addition, during events of default, the interest rate borne on the lines of credit is based upon a margin over the prime rate rather than LIBOR. The bank lines of credit are priced on a grid depending on leverage. The senior secured notes adjusted to 8.35% effective April 1, 2002, and thereafter adjust upwards an additional 50 basis points on a quarterly basis until maturity. In addition to the interest rate charges, approximately $4,395,000 has been incurred through August 14, 2002 for attorneys and other professional advisors, most working on behalf of the lenders, of which $2,318,000 was expensed as part of costs of debt extinguishment in both the 2002 second quarter and six months, $460,000 was expensed as part of interest expense in the six months ended June 30, 2002 ($0 in the second quarter), and $173,000 was expensed as part of professional fees in the six months ended June 30, 2002 ($0 in the second quarter). The balance of $1,444,000 will be expensed over the remaining lives of the related debt outstanding.

Fees

The Company paid amendment fees of $255,000, and MFC paid amendment fees of $478,000 and is obligated to pay an additional amendment fee on June 28, 2002 equal to 0.20% of the amount committed under the MFC Bank Loan and of the amount outstanding under the MFC Note Agreements. Additionally, under the MFC Note Agreements and MFC

Bank Loan, MFC is obligated to pay the lenders and note holders an aggregate monthly fee of $25,000 commencing on June 30, 2002, which increases by $25,000 each month. The proposed amendments to the existing credit facilities would require an amendment fee to be paid at the closing of the amendments equal to 0.25% of the amount committed under the Company Loan Agreement, the MFC Bank Loan Agreement and the MFC Note Purchase Agreement, and also require the Company and MFC to pay fees of $300,000 and $500,00, respectively, if their respective Bank Loans are not paid off by August 31, 2003.

Interest and Principal Payments

Interest and principal payments are paid monthly. Interest on the bank loans is calculated monthly at a rate indexed the bank’s prime rate. Substantially all promissory notes evidencing the Company’s and MFC’s investments are held by a bank as collateral agent under the agreements. The Company and MFC are required to pay an annual facility fee of 20 basis points on the amount of the aggregate commitment for the Company, and on the unused portion of the aggregate commitment for MFC. The table below shows the costs of the debt and related amounts outstanding.

	Three Months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
The Company
Commitment fee expense	$19,076	$41,708	$30,242	$82,958
Debt-related amortized costs	907,863	117,559	1,490,237	158,836
Prepayment fee on senior secured notes	—	—	—	—
Interest expense	816,031	1,610,922	2,038,117	3,454,338
Average borrowings outstanding	59,418,924	102,860,440	68,731,628	103,996,685
Weight average interest cost for the period	5.67%	6.90%	7.42%	7.17%
Amount outstanding	—	—	$54,930,000	$102,050,000
Weighted average interest cost at period end	—	—	7.70%	5.53%

MFC
Commitment fee expense	$1,620	$5,195	$15,387	$8,860
Debt-related amortized costs	927,665	65,845	1,395,825	88,978
Prepayment fee on senior secured notes	1,082,512	—	1,082,512	—
Interest expense	2,891,828	4,650,041	5,824,506	9,405,512
Average borrowings outstanding	178,479,934	255,859,011	185,434,662	256,759,503
Weight average interest cost for the period	7.11%	7.40%	6.93%	7.46%
Amount outstanding	—	—	$169,306,875	$254,170,000
Weighted average interest cost at period end	—	—	8.27%	6.86%

Combined
Commitment fee expense	$20,696	$46,903	$45,629	$91,818
Debt-related amortized costs (1)	1,835,528	183,404	2,886,062	247,814
Prepayment fee on senior secured notes	1,082,512	—	1,082,512	—
Interest expense	3,707,859	6,260,963	7,862,623	12,859,850
Average borrowings outstanding	237,898,858	358,719,451	254,166,290	360,756,188
Weight average interest cost for the period	6.75%	7.26%	7.06%	7.38%
Amount outstanding	—	—	$224,236,875	$356,220,000
Weighted average interest cost at period end	—	—	8.47%	6.48%

(1) Includes $1,398,000 of costs of debt extinguishment reflected in other operating expenses on the consolidated statements of income for the 2002 second quarter and six months.

The Company values its portfolio at fair value as determined in good faith by the Company’s Board of Directors in accordance with the Company’s valuation policy. Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The Company will record unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection of the loan is unlikely. The Company will record unrealized appreciation on equities if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, the Company’s security has also appreciated in value. Without a readily ascertainable market value, the estimated value of the Company’s portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. The Company adjusts quarterly the valuation of the portfolio to reflect the Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in the Company’s statement of operations as “Net unrealized appreciation (depreciation) on investments”. The

Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value. The Company uses Media’s actual results of operations as the best estimate of changes in fair value and records the result as a component of unrealized appreciation (depreciation) on investments.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short term floating rate debt, and to a lesser extent with long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net increase (decrease) in assets by less than 1% over a six month horizon. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rate at June 30, 2002:

(Dollars in thousands)	Medallion Financial	MFC	BLL	MCI	MBC	FSVC	Total 6/30/02	3/31/02	12/31/01
Cash	$5,963	$7,820	$1,766	$4,012	$4,220	$5,139	$28,920	$32,064	$25,409
Bank loans(1)	54,930	150,000					204,930	290,000	318,000
Amounts outstanding	54,930	140,098					195,028	219,289	233,000
Average interest rate	7.70%	8.27%					8.11%	5.02%	5.30%
Maturity	Matured	Matured					Matured	5/02-6/02	11/01-6/02
SBA debentures(2)				46,500		46,860	93,360	$93,360	93,360
Amounts available				21,000		19,515	40,515	43,515	49,515
Amounts outstanding				25,500		27,345	52,845	49,845	43,845
Average interest rate				7.31%		6.91%	7.11%	6.50%	6.96%
Maturity				3/06-3/12		12/02-3/12	12/02-3/12	12/02-9/11	12/02-12/11
Senior secured notes(3)		29,209					29,209	$44,000	45,000
Average interest rate		10.85%					10.35%	8.35%	7.35%
Maturity		6/03					6/03	6/02	6/04-9/04

Total cash and amounts undisbursed under credit facilities	5,963	7,820	1,766	25,012	4,220	24,654	69,435	$75,579	$74,924

Total debt outstanding	$54,930	$169,307	$—	$25,500	$—	$27,345	$277,082	$313,134	$321,845

(1)
The Bank loans have matured and are the subject of ongoing discussions with the Bank group as to future amortization and terms of the debt. See Financing Arrangements on page 35 for further information.

(2)
The remaining amounts under the approved commitment from the SBA may be drawn down over a five year period ending May, 2006, upon submission of a request for funding by the Company and its subsequent acceptance by the SBA.

(3)
In connection with the maturity of the revolving lines described in (1) above, the terms of the senior secured notes were renegotiated on March 29, 2002, generally providing for $13,000,000 of principal payments, higher levels of interest, and accelerated final maturities of June 30, 2003 from June and September 2004 (as well as required scheduled amortization and asset sales). The status of these notes is also subject to the negotiations described in note (1) above.

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

        Media funds its operations through internal cash flow and inter-company debt. Media is not a RIC and, therefore, is able to retain earnings to finance growth. Media’s growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from September 11th and the economic downturn, which has resulted in operating losses and reduced cash flow, as well as restrictions on funding that can be provided by the Company in accordance with the terms of the bank loans. Media has developed an operating plan to fund only necessary operations out of available cash flow and to escalate its sales activities to generate new revenues. Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historical levels.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, “Goodwill and Other Intangible Assets,” requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually, effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which establishes an accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions, effective for fiscal years beginning after December 15, 2001.

The Company adopted these standards effective January 1, 2002, and has determined that there is no financial statement impact of adoption. At June 30, 2002, the Company had $5,008,000 of goodwill on its consolidated balance sheet and $2,087,000 recorded on the balance sheet of Media, its wholly-owned subsidiary that is subject to the asset impairment review required by SFAS No. 142.

Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of August 13, 2002, there were approximately 119 holders of record of the Company’s common stock.

On August 13, 2002, the last reported sale price of our common stock was $3.26 per share. The following table sets forth the range of high and low closing prices of the common stock as reported on the Nasdaq National Market for the periods indicated:

2002	HIGH	LOW
Second Quarter	$7.20	$3.71
First Quarter	9.20	7.77

2001
First Quarter	$15.09	$8.52
Second Quarter	13.54	8.46
Third Quarter	10.98	7.67
Fourth Quarter	9.52	6.90

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

Our borrowers generally have the right to prepay their loans upon payment of a fee ranging from 30 to 120 days interest. A borrower is likely to exercise prepayment rights at a time when the interest rate payable on the borrower’s loan is high relative to prevailing interest rates. In a lower interest rate environment, we will have difficulty re-lending prepaid funds at comparable rates, which may reduce the net interest spread we receive.

Because we must distribute our income, we have a continuing need for capital.

We have a continuing need for capital to finance our lending activities. Our current sources of capital and liquidity are the following:

•	loan amortization and prepayments;

•	sales of participations in loans; and

•	fixed-rate, long-term SBA debentures that are issued to or guaranteed by the SBA

As a Regulated Investment Company (RIC), we are required to distribute at least 90% of our investment company taxable income. Consequently, we primarily rely upon external sources of funds to finance growth. At June 30, 2002, we had $40,515,000 available under outstanding commitments from the SBA.

We are in default under our credit facilities and we may have difficulty raising capital to finance our planned level of lending operations.

As of May 15, 2002, the Company’s bank loan matured ($54,421,000 as of August 14, 2002), and on June 28, 2002, MFC’s bank loan matured ($133,378,000 as of August 14, 2002), and the noteholders have the right to accelerate the notes at any time. The Company and MFC are in default under the bank loans and the note agreements due to noncompliance with financial covenants and failure to make the payments due under the note agreements. The Company and MFC are currently negotiating with these lenders to amend the agreements or obtain a waiver or forbearance agreement, and the Company has received a non-binding term sheet from the bank group that would waive all of the noncompliance; however there can be no assurance that the lenders will grant an amendment, waiver or forbearance. Unless such amendments or waivers are obtained, $187,799,000 of bank loans are due and payable and the noteholders have the right to accelerate the payment on the remaining $27,808,000 of its indebtedness outstanding as of August 14, 2002.

If the Company is unable to (i) obtain an extension of the maturity date, waivers of default, and amendments to certain terms and covenants, (ii) enter into a forbearance agreement or (iii) obtain favorable replacement financing, the Company may be required to sell assets in order to make required payments under its credit facilities and notes. If such sales are required, the Company believes it could sell assets at or above their current carrying cost; if they were sold below cost, the Company could incur substantial losses on its investments that could adversely affect the Company’s financial position and results of operations in the period they were sold. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We primarily invest in and lend to companies that may have limited financial resources. Numerous factors may affect a borrower’s ability to repay its loan, including:

•	the failure to meet its business plan;

•	a downturn in its industry or negative economic conditions;

•	the death, disability or resignation of one or more of the key members of management; or

•	the inability to obtain additional financing from traditional sources.

Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. Expansion of our portfolio and increases in the proportion of our portfolio consisting of commercial loans could have an adverse impact on the credit quality of the portfolio.

We borrow money, which may increase the risk of investing in our common stock.

We use financial leverage through bank syndicates, our senior secured notes, and our long-term, subordinated SBA debentures. Leverage poses certain risks for our stockholders:

•	it may result in higher volatility of both our net asset value and the market price of our common stock;

•
since interest is paid to our creditors before any income is distributed to our stockholders, fluctuations in the interest payable to our creditors may decrease the dividends and distributions to our stockholders; and

•	in the event of a liquidation of the Company, our creditors would have claims on our assets superior to the claims of our stockholders.

Our failure to remedy certain internal control deficiencies at our BLL subsidiary could have an adverse affect on our business operations.

The Company’s BLL subsidiary has been operating under an agreement with the State of Connecticut Regulatory Body to, among other things, improve BLL’s liquidity and capital ratios, correct certain operational weaknesses, improve the quality of assets, and increase the level of valuation allowances, the latter of which has already been reflected in these financial statements. They have requested that the Board of Directors of BLL enter into an agreement to address these areas of concern, which are similar to those in previous reports, which is being reviewed by the management and Board of BLL. There can be no assurance that BLL will be able to fully comply with its provisions. BLL represents less than 1% of the profits of the Company.

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

The economic downturn has resulted in certain of our commercial loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us. If the economic downturn continues, the level of delinquencies, defaults, and loan losses in commercial loan portfolio could increase. The terrorist attack on New York City on September 11, 2001 and the economic downturn have affected our revenues by increasing loan delinquencies and non-performing loans, increasing prepayments, stressing collateral value and decreasing taxi advertising. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at June 30, 2002 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

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

Under the 1940 Act, our loan portfolio must be recorded at fair value or marked to market. Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, we adjust quarterly the valuation of our portfolio to reflect our estimate of the current realizable value of our loan portfolio. Since no ready market exists for this portfolio, fair value is subject to the good faith determination of our management and the approval of our board of directors. Because of the subjectivity of these estimates, there can be no assurance that in the event of a foreclosure or the sale of portfolio loans we would be able to recover the amounts reflected on our balance sheet. If liquidity constraints required the sale of a substantial portion of the portfolio, such an action may require the sale of certain assets at amounts less than their carrying amounts.

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

Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. At June 30, 2002, our net unrealized depreciation on net investments was approximately $4,023,000. Based upon current market conditions and current loan-to-value ratios, our board of directors believes that the net unrealized depreciation on investments is adequate to reflect the fair value of the portfolio.

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

In New York City, Chicago, Boston, and in other markets where we originate medallion loans, taxicab fares are generally set by government agencies. Expenses associated with operating taxicabs are largely unregulated. As a result, the ability of taxicab operators to recoup increases in expenses is limited in the short term. Escalating expenses can render taxicab operations less profitable, and could cause borrowers to default on loans from the Company, and could potentially adversely affect the value of the Company’s collateral.

A significant portion of our taxicab advertising and loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10% each year. However, for sustained periods during that time, taxicab medallions have declined in value. New York City taxicab medallions have increased 1%-4% during the 2002 second quarter.

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

The Small Business Investment Act of 1958 regulates some of our subsidiaries. The Small Business Investment Act restricts distributions by an SBIC. Our SBIC subsidiaries that are also regulated investment companies could be prohibited by SBA regulations from making the distributions necessary to qualify as a regulated investment company. Each year, in order to comply with the SBA regulations and the regulated investment company distribution requirements, we must request and receive a waiver of the SBA’s restrictions. While the current policy of the SBA’s Office of SBIC Operations is to grant such waivers if the SBIC makes certain offsetting adjustments to its paid-in capital and surplus accounts, there can be no assurance that this will continue to be the SBA’s policy or that our subsidiaries will have adequate capital to make the required adjustments. If our subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of regulated investment company status and a consequent imposition of an entity-level tax.

The Internal Revenue Code’s diversification requirements may limit our ability to expand our taxicab rooftop advertising business and our medallion collateral appreciation participation loan business.

We intend to continue to pursue an expansion strategy in our taxicab rooftop advertising business. We believe that there are growth opportunities in this market. However, the asset diversification requirements under Subchapter M could restrict such expansion. These requirements provide that, as a RIC, not more than 25% of the value of our total assets may be invested in the securities (other than U.S. Government securities or securities of other RIC’s) of any one issuer. While our investments in our RIC subsidiaries are not subject to this diversification test so long as these subsidiaries are RIC’s, our investment in Media is subject to this test.

At the time of our original investment, Media represented approximately 1% of our total assets, which is in compliance with the diversification test. The subsequent growth in the value of Media by itself will not re-trigger the test even if Media represents in excess of 25% of our assets. However, under Subchapter M, the test must be reapplied in the event that we make a subsequent investment in Media, lend to it or acquire another taxicab rooftop advertising business. If we were to fail a subsequent test, we would lose our RIC status. As a result, our maintenance of RIC status could limit our ability to expand our taxicab rooftop advertising business. It will be our policy to expand our advertising business through internally generated growth. We will only consider an acquisition in this area if we will be able to meet Subchapter M’s diversification requirements.

The fair value of the collateral appreciation participation loan portfolio at June 30, 2002 was $8,950,000, which represented approximately 2% of the total investment portfolio. We will continue to monitor the levels of these asset types in conjunction with the diversification tests.

Our past use of Arthur Andersen LLP as our independent auditors may pose risks to us and also limit your ability to seek potential recoveries from them related to their work.

Effective July 29, 2002, the Company dismissed its independent auditors, Arthur Andersen LLP (Andersen), in view of recent developments involving Andersen, and engaged PricewaterhouseCoopers LLP (PWC) to serve as the Company’s independent public accountants and to audit the financial statements for the fiscal year ending December 31, 2002.

As a public company, we are required to file periodic financial statements with the Securities and Exchange Commission (the SEC) that have been audited or reviewed by an independent accountant. As our former independent auditors, Andersen provided a report on our consolidated financial statements as of and for each of the five fiscal years in the period ended December 31, 2001. SEC rules require us to obtain Andersen’s consent to the inclusion of its audit report in our public filings. We believe that Andersen will be unable to provide a consent to the inclusion of its reports in future SEC filings.

The SEC has recently provided regulatory relief designed to allow public companies to dispense with the requirement that they file a consent of Andersen in certain circumstances. Notwithstanding this relief, the inability of Andersen to provide either its consent or customary assurance services to us now and in the future could negatively affect our ability to, among other things, access the public capital markets. Any delay or inability to access the public markets as a result of this situation could have a material adverse impact on our business, financial condition and results of operations.

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

We are regulated by the SEC and the SBA. In addition, changes in the laws or regulations that govern business development companies, RIC’s, or SBIC’s may significantly affect our business. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change. Any change in the laws or regulations that govern our business could have a material impact on our operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the disclosure regarding quantitative and qualitative disclosure about market risk since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

The Company and its subsidiaries are currently involved in various legal proceedings incident to the ordinary course of its business, including collection matters with respect to certain loans. The Company intends to vigorously defend any outstanding claims and pursue its legal rights. In the opinion of the Company’s management and based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse effect on the Company’s results of operations or financial condition.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

As of May 15, 2002, the Company’s bank loan matured ($54,421,000 as of August 14, 2002), and on June 28, 2002, MFC’s bank loan matured ($133,378,000 as of August 14, 2002), and the noteholders have the right to accelerate the notes at any time. The Company and MFC are in default under the bank loans and the note agreements due to noncompliance with financial covenants and failure to make the payments due under the note agreements. The Company and MFC are currently negotiating with these lenders to amend the agreements or obtain a waiver or forbearance agreement, and the Company has received a non-binding term sheet from the bank group that would waive all of the noncompliance; however there can be no assurance that the lenders will grant an amendment, waiver or forbearance. Unless such amendments or waivers are obtained, $187,799,000 of bank loans are due and payable and the Noteholders have the right to accelerate the payment on the remaining $27,808,000 of its indebtedness outstanding as of August 14, 2002.

If the Company is unable to (i) obtain an extension of the maturity date, waivers of default, and amendments to certain terms and covenants, (ii) enter into a forbearance agreement or (iii) obtain favorable replacement financing, the

Company may be required to sell assets in order to make required payments under its credit facilities and notes. If such sales are required, the Company believes it could sell assets at or above their current carrying cost; if they were sold below cost, the Company could incur substantial losses on its investments that could adversely affect the Company’s financial position and results of operations in the period they were sold. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 4.    Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 11, 2002 (the “Annual Meeting”). The Company’s stockholders were asked to take the following actions at the Annual Meeting:

1) Elect two directors to serve until the 2005 annual meeting of stockholder, or until their successors shall otherwise be elected (the Board Proposal); and

2) To approve the amendment and restatement of the Company’s Amended and Restated Stock Option Plan to increase the number of shares reserved for issuance thereunder from 1,500,000 to 2,250,0000 (the Stock Option Proposal).

With respect to the Board Proposal, Alvin Murstein and Benjamin Ward were elected by the affirmative vote of a majority of shares of common stock present at the Annual Meeting.

The nominees and the votes received by each are as follows:

	Votes For	Votes Withheld
Alvin Murstein	14,422,428	3,645,227
Benjamin Ward	17,134,291	933,364

Mr. Ward passed away on June 10, 2002 and the Company is currently searching for a new director to replace him.

The other members of the Board of Directors are Stanley Kreitman, David L. Rudnick, Andrew Murstein, Mario M. Cuomo, and Fredrick S. Hammer.

The Stock Option Proposal was approved by the affirmative vote of the majority of shares of common stock present at the Annual Meeting.

The votes received for the Stock Option Proposal are as follows:

	Votes For	Votes Against	Abstentions
Stock Option Proposal	17,534,026	439,412	94,215

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits and reports on form 8-K

(a) Exhibits

10.1	Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan
99.1	Certification by the Chief Executive Officer
99.2	Certification by the Chief Financial Officer

(b) Reports on Form 8-K

On July 29, 2002, the Company filed a Form 8-K reporting that it had selected PricewaterhouseCoopers LLP to serve as its independent public accountants for the fiscal year ended December 31, 2002, and dismissed Arthur Andersen LLP as its public accountants effective upon completion of the December 31, 2001 audit.

MEDALLION FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002		MEDALLION FINANCIAL CORP.

By:	/S/ JAMES E. JACK	By:	/S/ LARRY D. HALL
	James E. Jack Executive Vice President and Chief Financial Officer Signing on behalf of the registrant as principal financial officer		Larry D. Hall Senior Vice President and Chief Accounting Officer Signing on behalf of the registrant as principal accounting officer