Form 10-Q
period 2002-09-30
MEDALLION FINANCIAL CORP
filed 2002-11-15
CIK 1000209

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to_______________

Commission file number 0-27812

MEDALLION FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	No. 04-3291176 (IRS Employer Identification No.)

437 Madison Ave, New York, New York (Address of principal executive offices)	10022 (Zip Code)

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

Number of shares of Common Stock outstanding at the latest practicable date, November 13, 2002:

Class Outstanding	Par Value	Shares Outstanding

Common Stock	$.01	18,242,728

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PREPARATION

          Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation.  The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the 1940 Act).  The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC), a Small Business Investment Company (SBIC) which originates and services medallion and commercial loans.  As an adjunct to the Company’s taxicab medallion finance business, the Company operates a taxicab rooftop advertising business, Medallion Taxi Media, Inc. (Media).

          The financial information is divided into two sections.  The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2002.

          The consolidated balance sheet of the Company as of September 30, 2002, the related consolidated statements of operations for the three and nine months ended September 30, 2002, and the consolidated statement of cash flows for the nine months ended September 30, 2002 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to summarize fairly the Company’s financial position and results of operations.  The results of operations for the three and nine months ended September 30, 2002 or for any other interim period may not be indicative of future performance.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Interest and dividend income on investments	$7,856,537	$6,721,202	$25,840,839	$31,464,181
Interest income on short-term investments	106,280	313,450	324,314	562,759

Total investment income	7,962,817	7,034,652	26,165,153	32,026,940

Notes payable to banks	3,040,407	4,325,065	10,043,125	15,810,256
SBA debentures	989,179	668,842	2,768,238	1,553,597
Senior secured notes	600,684	839,116	2,493,862	2,499,908
Revolving line of credit	380,537	—	380,537	—
Commercial paper	—	1,951	4,167	184,767

Total interest expense	5,010,807	5,834,974	15,689,929	20,048,528

Net interest income	2,952,010	1,199,678	10,475,224	11,978,412

Gain on sale of loans	147,295	228,417	735,514	920,953
Other income (loss)	772,083	(795,160)	3,825,975	1,213,083

Total noninterest income (loss)	919,378	(566,743)	4,561,489	2,134,036

Salaries and benefits	2,220,918	2,304,545	6,958,765	7,140,852
Professional fees	557,842	826,974	2,074,370	1,808,558
Amortization of goodwill	—	253,606	—	521,227
Costs of debt extinguishment	5,870,517	—	8,972,299	—
Other operating expenses	1,814,863	1,611,276	5,205,779	3,764,953

Total operating expenses	10,464,140	4,996,401	23,211,213	13,235,590

Net investment income (loss)	(6,592,752)	(4,363,466)	(8,174,500)	876,858

Net realized losses on investments	(975,416)	(1,002,839)	(5,044,686)	(2,503,800)
Net change in unrealized appreciation (depreciation) on investments	(747,249)	(3,685,547)	487,725	(2,719,550)

Net realized/unrealized loss on investments	(1,722,665)	(4,688,386)	(4,556,961)	(5,223,350)
Income tax provision (benefit)	68,323	(65,662)	68,323	(13,789)

Net decrease in net assets resulting from operations	$(8,383,740)	$(8,986,190)	$(12,799,784)	$(4,332,703)

Net decrease in net assets resulting from operations per share
Basic	($0.46)	($0.49)	($0.70)	($0.27)
Diluted	(0.46)	(0.49)	(0.70)	(0.27)

Weighted average common shares outstanding
Basic	18,242,728	18,241,383	18,242,728	16,022,814
Diluted	18,242,728	18,241,383	14,242,728	16,022,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2002	December 31, 2001

Assets
Medallion loans	$202,461,476	$252,674,634
Commercial loans	169,339,795	199,328,787
Equity investments	4,803,773	3,591,962

Net investments	376,605,044	455,595,383
Investment in and loans to Media	5,382,538	6,658,052

Total investments	381,987,582	462,253,435

Cash	21,047,955	25,409,058
Accrued interest receivable	4,018,798	3,989,989
Servicing fee receivable	2,975,167	3,575,079
Fixed assets, net	1,624,764	1,933,918
Goodwill, net	5,007,583	5,007,583
Other assets, net	16,726,496	5,586,720

Total assets	$433,388,345	$507,755,782

Liabilities
Accounts payable and accrued expenses	$5,632,067	$7,105,309
Dividends payable	—	1,643,656
Accrued interest payable	4,528,119	2,138,240
Revolving line of credit	101,329,935	—
Notes payable to banks	85,535,985	233,000,000
Senior secured notes	6,933,025	45,000,000
SBA debentures	67,845,000	43,845,000

Total liabilities	271,804,131	332,732,205

Shareholders’ equity
Preferred stock (1,000,000 shares of $0.01 of par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized -18,242,728 and 18,242,035 shares outstanding at September 30, 2002 and December 31, 2001, respectively)	182,421	182,421
Capital in excess of par value	183,724,181	184,486,259
Accumulated net investment losses	(22,322,388)	(9,645,103)

Total shareholders’ equity	161,584,214	175,023,577

Total liabilities and shareholders’ equity	$433,388,345	$507,755,782

Number of common shares	18,242,728	18,242,035
Net asset value per share	$8.86	$9.59

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(12,799,784)	$(4,332,703)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	454,319	445,763
Amortization of goodwill	—	521,227
Amortization of loan origination costs	1,023,491	884,090
Increase in net unrealized (appreciation) depreciation on investments	(3,757,520)	909,840
Net realized loss on investments	5,044,686	2,503,800
Net realized gain on sales of loans	(735,514)	(920,953)
Equity in losses of Media	3,269,795	1,809,710
(Increase) decrease in accrued interest receivable	(28,809)	3,798,374
Decrease in servicing fee receivable	599,912	2,888,647
(Increase) decrease in other assets	(3,232,116)	164,013
(Decrease) in accounts payable and accrued expenses	(1,473,240)	(2,229,674)
Increase (decrease) in accrued interest payable	2,389,879	(2,416,991)

Net cash provided by (used in) operating activities	(9,244,901)	4,025,143

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(99,365,716)	(90,510,785)
Proceeds from sales and maturities of investments	168,780,913	130,732,181
Investment in and loans to Media, net	(1,994,281)	(5,772,858)
Capital expenditures	(145,125)	(321,597)

Net cash provided by investing activities	67,275,791	34,126,941

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draws on revolving line of credit	101,329,935	—
Proceeds from issuance of SBA debentures	24,000,000	17,985,000
Repayments of notes payable to banks	(147,464,015)	(58,150,000)
Repayments of senior secured notes	(38,066,975)	—
Repayments of commercial paper	—	(24,066,269)
Proceeds from public offering of common stock, net of expenses	—	37,382,777
Proceeds from exercise of stock options	—	397,001
Payments of declared dividends to current stockholders	(2,190,938)	(10,027,263)

Net cash used in financing activities	(62,391,993)	(36,478,754)

NET INCREASE (DECREASE) IN CASH	(4,361,103)	1,673,330
CASH, beginning of period	25,409,058	15,652,878

CASH, end of period	$21,047,955	$17,326,208

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$12,139,934	$22,465,519
Cash paid during the period for income taxes	40,096	—
Non-cash inveting activities-transfers to other assets	8,000,000	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(1) Organization of Medallion Financial Corp. and Its Subsidiaries

          Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation.  The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the 1940 Act).  The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC), a Small Business Investment Company (SBIC) which originates and services medallion and commercial loans.  As an adjunct to the Company’s taxicab medallion finance business, the Company operates a taxicab rooftop advertising business, Medallion Taxi Media, Inc. (Media).  See Note 3.

          The Company also conducts its business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) Section 7(a) program, Medallion Business Credit LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables, Medallion Capital, Inc. (MCI) which conducts a mezzanine financing business, and Freshstart Venture Capital Corp. (FSVC), an SBIC which also originates and services medallion and commercial loans.

          During the 2002 third quarter, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others.  The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. The assets of the Trust are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust.  The Trust’s loans are serviced by MFC.

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

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for Media. All significant intercompany transactions, balances, and profits have been eliminated in consolidation.  The consolidated statements give retroactive effect to the merger with FSVC retroactively combined with the Company’s financial statements as if the merger had occurred at the beginning of the earliest period presented.  As a non-investment company, Media cannot be consolidated with the Company, which is an investment company under the 1940 Act. See Note 3 for the presentation of financial information for Media.

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

          Investments in equity securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market are determined by the Board of Directors based upon the assets and revenues of the underlying investee companies, as well as general market trends for businesses in the same industry. Included in equity investments at September 30, 2002 are marketable and non-marketable securities of approximately $670,000 and $4,134,000, respectively.  At December 31, 2001, the respective balances were approximately $925,000 and $2,667,000.  Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

          The Company’s investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 53% and 55% of the Company’s investment portfolio at September 30, 2002 and December 31, 2001, had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 90% and 81% were in New York City. These loans are secured by the medallions, taxicabs and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio represents loans to various commercial enterprises, including finance companies, wholesalers, restaurants, and real estate. These loans are secured by various equipment and/or real estate and are generally guaranteed by the owners, and in certain cases, by the equipment dealers. These loans are made primarily in the metropolitan New York City area. The remaining portion of the Company’s portfolio is from the origination of loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the U.S. Congress.

Collateral Appreciation Participation Loans

          During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by 500 Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions.  In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral.   During the 2002 third quarter and nine months, $0 additional interest income was recorded, compared to decreases of $4,050,000 and $3,100,000 for the 2001 comparable periods, which was reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets.  During the 2002 third quarter, 400 of the medallions were returned to the Company in lieu of repayment of the loans.  As a result, at September 30, 2002, $8,000,000 of these loans were carried in other assets, and $950,000 was carried in medallion loans, in total representing 2% of the Company’s assets.  In addition, the borrower had not paid interest due of $1,260,000.  In October 2002, the Company reached agreement to sell 300 of the 400 medallions to a new borrower at book value, had a buyer in discussions for the 100 remaining medallions, and had reached agreement on a term payout of the remaining interest due with the original borrower, which is carried on nonaccrual.  In addition, the 100 medallions remaining in the loan portfolio remain on nonaccrual although payments continue to be made.  As a regulated investment company, the Company is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments.  The Company believes that it has adequately calculated the fair market value of these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices.  The remaining loans for 100 medallions are due in June 2005, but may be prepaid at the borrower’s option beginning in December 2002.  The borrower has indicated its interest in prepaying and/or refinancing the transaction, and the Company expects to complete the refinance of the loans during the 2002 fourth quarter, including the syndicated portion, at the rates and terms prevailing at that time. However, there can be no assurances that such refinancing will occur.

Income Recognition

          Interest income is recorded on the accrual basis. Loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is recognized when cash is received. At September 30, 2002 and December 31, 2001, total nonaccrual loans were approximately $32,811,000 and $35,782,000.  The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $5,748,000 and $7,764,000 as of September 30, 2002 and 2001, respectively, of which $1,050,000, $1,241,000, $2,929,000 and $3,059,000 would have been recognized in the 2002 and 2001 third quarters and nine months, respectively.

Loan Sales and Servicing Fee Receivable

          The Company currently accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125”(SFAS 140).  SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  The principal portion of loans serviced for others by the Company was approximately $226,104,000 and $229,349,000 at September 30, 2002 and December 31, 2001.

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

          The estimated net servicing income is based, in part, on management’s estimate of prepayment speeds, including default rates, and accordingly, there can be no assurance of the accuracy of these estimates.  If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and its value will decline; and as a result, servicing income during that and subsequent periods would decline. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and servicing income would increase. The constant prepayment rates utilized by the Company in estimating the lives of the loans depend on the original term of the loan, industry trends, and the Company’s historical data.  During 2001, the Company began to experience an increase in prepayment activity and delinquencies.  These trends continued to worsen during 2001, and as a result the Company revised its prepayment assumptions on certain loan pools from 15% to between 25% and 35%.  This resulted in a $2,171,000 charge to operations, increasing the reserve for impairment of the servicing fee receivable during 2001, most of which was recorded in the 2001 third quarter.  The prepayment rate of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers.

          The activity in the reserve for servicing fee receivable follows:

	2002	2001

Balance at January 1	$2,376,000	$205,000
Additions	—	31,000

Balance at March 31	2,376,000	236,000
Additions	—	83,000

Balance at June 30	2,376,000	319,000
Additions	—	2,057,000

Balance at September 30	$2,376,000	$2,376,000

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

          The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and write-offs of loans or assets acquired in satisfaction of loans, net of recoveries.  Unrealized depreciation on net investments (which excludes Media) was approximately $3,744,000 as of September 30, 2002 and $7,501,000 as of December 31, 2001.  The Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value.  The Company uses Media’s actual results of operations as the best estimate of changes in fair value and records the result as a component of unrealized appreciation (depreciation) on investments.  See Note 3 for the presentation of financial information for Media.

          The tables below show changes in unrealized appreciation (depreciation) on net investments during the nine months ended September 30, 2002 and 2001:

	Loans	Equity Investments	Total

Balance as of December 31, 2001	$(9,626,304)	$2,125,252	$(7,501,052)
Change in unrealized
Appreciation on investments	—	757,822	757,822
Depreciation on investments	(890,020)	—	(890,020)
Realized
Gains on investments	(1,411)	—	(1,411)
Losses on investments	696,536	—	696,536

Balance as of March 31, 2002	(9,821,199)	2,883,074	(6,938,125)
Change in unrealized
Appreciation on investments	—	569,841	569,841
Depreciation on investments	(922,895)	(66,669)	(989,564)
Realized
Losses on investments	3,255,018	80,016	3,335,034

Balance as of June 30, 2002	(7,489,076)	3,466,262	(4,022,814)
Change in unrealized
Appreciation on investments	—	49,874	49,874
Depreciation on investments	(521,067)	(222,300)	(743,367)
Realized
Gains on investments	(1,311)	—	(1,311)
Losses on investments	974,086	—	974,086

Balance as of September 30, 2002	$(7,037,368)	$3,293,836	$(3,743,532)

Balance as of December 31, 2000	$(6,988,790)	$(422,577)	$(7,411,367)
Change in unrealized
Appreciation on investments	—	176,407	176,407
Depreciation on investments	(558,159)	—	(558,159)
Realized
Gains on investments	(3,375)	(120,389)	(123,764)
Losses on investments	1,384,856	—	1,384,856
Other	236,499	240,779	477,278

Balance as of March 31, 2001	(5,928,969)	(125,780)	(6,054,749)
Change in unrealized
Appreciation on investments	178,623	452,000	630,623
Depreciation on investments	(716,369)	(92,080)	(808,449)
Realized
Losses on investments	114,556	—	114,556
Other	(27,292)	—	(27,292)

Balance as of June 30, 2001	(6,379,451)	234,140	(6,145,311)
Change in unrealized
Appreciation on investments	—	84,530	84,530
Depreciation on investments	(3,132,007)	(158,312)	(3,290,319)
Realized
Gains on investments	(1,895)	—	(1,895)
Losses on investments	674,763	329,625	1,004,388
Other	(53)	76,256	76,203

Balance as of September 30, 2001	$(8,838,643)	$566,239	$(8,272,404)

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Increase in net unrealized appreciation (depreciation) on investments
Unrealized appreciation	$49,874	$84,530	$1,377,537	$891,560
Unrealized depreciation	(743,367)	(3,290,319)	(2,622,951)	(4,656,927)
Unrealized depreciation on Media	(1,026,520)	(1,499,515)	(3,269,795)	(1,809,710)
Realized gain	(1,311)	(1,895)	(2,722)	(125,659)
Realized loss	974,086	1,004,388	5,005,656	2,503,800
Other	(11)	17,264	—	477,386

Total	$(747,249)	$(3,685,547)	$487,725	$(2,719,550)

Net realized gain (loss) on investments
Realized gain	$1,311	$50,579	$2,722	$—
Realized loss	(974,086)	(1,004,388)	(5,005,656)	(2,503,800)
Direct charge-off	(2,641)	(49,030)	(41,752)	—

Total	$(975,416)	$(1,002,839)	$(5,044,686)	$(2,503,800)

Goodwill

          Cost of purchased businesses in excess of the fair value of net assets acquired (goodwill) was amortized on a straight-line basis over fifteen years.  Effective January 1, 2002, coincident with the adoption of SFAS No. 142, “ Goodwill and Intangible Assets,” the Company ceased the amortization of goodwill, and engaged a consultant to evaluate its carrying value.  The amount of goodwill amortized to expense was $0 in 2002, and was $254,000 and $521,000 for the 2001 third quarter and nine months.  If goodwill had not been amortized for the 2001 third quarter and nine months, net decrease in net assets resulting from operations would have been $8,733,000 and $3,811,000 or $0.48 and $0.24 per share, respectively.

Fixed Assets

          Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 5 to 10 years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement.  Depreciation and amortization expense was $164,000 and $454,000 for the 2002 third quarter and nine months, and was $172,000 and $446,000 for the comparable 2001 periods.

Deferred Costs

          Deferred financing costs, included in other assets, represent costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements.  Amortization expense for the three and nine months ended September 30, 2002 was approximately $3,558,000 and $6,623,000 and was $841,000 and $1,153,000 for the comparable 2001 periods.  In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives.  Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off.  The amounts on the balance sheet for all of these purposes as of September 30, 2002 and December 31, 2001 were $6,175,000 and $2,720,904.

Federal Income Taxes

          The Company and each of its corporate subsidiaries other than Media (the RIC Subsidiaries) have elected to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code).  As RICs, the Company and each of the RIC subsidiaries will not be subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its respective stockholders, if at least 90% of its investment company taxable income for that taxable year is distributed.  It is the Company’s and the RIC subsidiaries policy to comply with the provisions of the Code.

          Media is not a RIC and is taxed as a regular corporation.  The Trust is not subject to federal income taxation.  Instead, the Trust’s taxable income is treated as having been earned by MFC, which will not be taxed on such income if it is distributed to the Company.

Net Increase in Net Assets Resulting from Operations per Share (EPS)

          Basic earnings per share is computed by dividing net increase in net assets resulting from operations available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised, and has been computed after giving consideration to the weighted average dilutive effect of the Company’s common stock and stock options.

          Basic and diluted EPS for the three and nine months ended September 30, 2002 and 2001 are as follows:

	September 30, 2002			September 30, 2001

Three months ended		# of Shares	EPS		# of Shares	EPS

Net decrease in net assets resulting from operations	$(8,383,740)			$(8,986,190)

Basic EPS
Loss available to common shareholders	(8,383,740)	18,242,728	$(0.46)	(8,986,190)	18,241,383	$(0.49)
Effect of dilutive stock options (1)	—	—	—	—	—	—

Diluted EPS
Loss available to common shareholders	$(8,383,740)	18,242,728	$(0.46)	$(8,986,190)	18,241,383	$(0.49)

Nine months ended

Net decrease in net assets resulting from operations	$(12,799,784)			$(4,332,703)

Basic EPS
Loss available to common shareholders	(12,799,784)	18,242,728	$(0.70)	$(4,332,703)	16,022,814	$(0.27)
Effect of dilutive stock options (1)	—	—	—	—	—	—

Diluted EPS
Loss available to common shareholders	$(12,799,784)	18,242,728	$(0.70)	$(4,332,703)	16,022,814	$(0.27)

(1)Because there were net losses in all periods shown, the effect of stock options is antidilutive and therefore is not presented.

Derivatives

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards regarding accounting and reporting requirements for derivative instruments and hedging activities. In June 1999, the Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133."  The new standard deferred the effective date of SFAS No.133 to fiscal years beginning after June 15, 2000.  The Company adopted SFAS No. 133 beginning January 1, 2001.  The cumulative effect of adoption was not material.

          Through June 2002, the Company was party to certain interest rate cap agreements.  These contracts were entered into as part of the Company’s management of interest rate exposure and effectively limited the amount of interest rate risk that could be taken on a portion of the Company’s outstanding debt.  All interest rate caps are designated as hedges of certain liabilities; however, any hedge ineffectiveness is charged to earnings in the period incurred.  Premiums paid on the interest rate caps were previously amortized over the lives of the cap agreements and amortization of these costs was recorded as an adjustment to interest expense. Upon adoption of SFAS No. 133, the interest rate caps were recorded at fair value, which is determined based on information provided by the Company’s counterparties.  Interest settlements, if any, were recorded as a reduction of interest expense over the life of the agreements.  No amounts were charged to earnings in 2002, and $0 and $82,000 was charged to earnings for the 2001 third quarter and nine months.  The Company had no interest rate cap agreements outstanding as of September 30, 2002.

Reclassifications

          Certain reclassifications have been made to prior period balances to conform with the current period presentation.

(3) Investment in and Loans to Media

          The consolidated statements of operations of Media for the three months and nine months ended September 30, 2002 and 2001 were as follows:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Advertising revenue	$1,783,443	$3,525,069	$5,013,139	$10,743,134
Cost of fleet services	1,213,317	1,996,471	3,635,272	6,008,729

Gross profit	570,126	1,528,598	1,377,867	4,734,405
Other operating expenses	1,600,866	1,737,092	5,295,729	5,575,663

Loss before taxes	(1,030,740)	(208,494)	(3,917,862)	(841,258)
Income tax provision (benefit)	(4,220)	1,291,021	(648,067)	968,452

Net loss	$(1,026,520)	$(1,499,515)	$(3,269,795)	$(1,809,710)

          Included in operating expenses for 2001 third quarter and nine months was $62,000 and $126,000 related to amortization of goodwill.

          The consolidated balance sheets at September 30, 2002 and December 31, 2001 for Media were as follows:

	September 30, 2002	December 31, 2001

Cash	$716,205	$270,350
Accounts receivable	1,271,037	1,531,183
Federal income tax receivable	262,663	1,106,778
Equipment, net	2,309,122	3,068,854
Prepaid signing bonuses	2,355,829	2,890,613
Goodwill	2,082,338	2,086,760
Other	268,901	342,118

Total assets	$9,266,095	$11,296,656

Accounts payable and accrued expenses	$1,150,631	$1,831,554
Deferred revenue	835,845	755,358
Due to parent	9,738,754	7,697,309
Note payable to banks	1,922,057	2,117,462

Total liabilities	13,647,287	12,401,683
Equity	1,001,000	1,001,000
Accumulated deficit	(5,382,192)	(2,106,027)

Total equity	(4,381,192)	(1,105,027)

Total liabilities and equity	$9,266,095	$11,296,656

          During 2002 and 2001, Media’s operations were constrained by a very difficult advertising environment compounded by the rapid expansions of tops inventory that occurred during 1999 and 2000.  Media began to recognize losses as growth in operating expenses exceeded growth in revenue. Also, a substantial portion of Media’s revenues in 2001 arose from the realization of amounts that had been paid for and deferred from prior periods.  Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations.  Media’s growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from September 11th and the economic downturn.  Media has developed an operating plan to fund only necessary operations out of available cash flow and to escalate its sales activities to generate new revenues.  Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historical levels.

          Also included in the 2001 third quarter and nine months was a $1,350,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes, of which $656,000 was reversed in the 2002 first quarter as a result of changes in the tax laws.  During 2001, primarily as a result of expansion into numerous cities and the lag associated with selling those taxi tops, Media began to incur losses for both financial reporting and tax purposes, indicating that this deferred tax asset now represented a receivable or refund from the tax authorities for those taxes previously paid. However, due to statutory limitations in 2001 on Media’s ability to carry these tax losses back more than two years, and the uncertainties concerning the level of Media’s taxable income in the future, Media determined to reserve against the receivable. In March 2002, Congress passed and the President signed, an economic stimulus bill that among its provisions included a carryback provision for five years.  As a result, Media carried back an additional $656,000 in the 2002 first quarter and retains a tax carryforward of $1,123,000 for the balance of taxes paid.

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

          In July 2001, Media acquired certain assets and assumed certain liabilities of Medallion Media Japan, Inc. (MMJ), a taxi advertising operation similar to those operated by Media in the US, which has advertising rights on approximately 6,800 cabs (2,600 rooftop displays and 4,200 interior racks) servicing various cities in Japan.  The transaction was accounted for as a purchase for financial reporting purposes, and is included in Media’s financial statements above.  The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the three year period following the acquisition.

(4) REVOLVING LINE OF CREDIT, NOTES PAYABLE TO BANKS AND SENIOR SECURED NOTES

          In September 2002, the Company and MFC restructured a substantial portion of their outstanding debt.  A wholly-owned subsidiary of MFC, Taxi Medallion Loan Trust I (Trust), entered into a revolving line of credit with Merrill Lynch Bank, USA for the purpose of acquiring medallion loans from MFC and to provide for future growth in the medallion lending business.  The funds paid to MFC by the Trust were used to pay down notes payable to banks and senior secured notes. As a result of these paydowns, the Company and MFC were able to negotiate amendments to their existing facilities with the banks and noteholders.  As of November 14, 2002, the Company and MFC, were current on all debt obligations and in full compliance with all terms and conditions.  The Company continues to explore alternative financing options with other lenders for the balance of its debt outstanding under the notes payable to banks and the senior secured notes.

          Borrowings under the Trust’s revolving line of credit are secured by the Trust’s assets; and borrowings under the notes payable to banks and the senior secured notes are secured by the assets of MFC and the Company.  The outstanding balances were as follows:

	September 30, 2002	December 31, 2001

Revolving line of credit	$101,330,000	$—
Notes payable to banks	85,536,000	233,000,000
Senior secured notes	6,933,000	45,000,000

Total	$193,799,000	$278,000,000

(A) REVOLVING LINE OF CREDIT

          In September 2002, the Trust, a separate but wholly-owned subsidiary of MFC organized as a Delaware statutory trust entered into a revolving line of credit agreement with Merrill Lynch Bank USA (MLB) to provide up to $250,000,000 of financing to the Trust, to acquire the medallion loans from MFC, funded by the secured revolving line of credit with MLB (MLB line). MFC is the servicer of the loans owned by the Trust.   The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances in the event of default.  In addition, if certain financial tests are not met, MFC can be replaced as a servicer.  The MLB line matures in September 2003, but may be extended until September 2004 if certain conditions are met.  The interest rate is LIBOR plus 1.50% with an unused facility fee of 0.375%.

(B) Notes payable to banks and senior secured notes

          We are a party to three other financing agreements: 1) the Second Amended and Restated Loan Agreement, dated as of September 22, 2000, among the Company, MBC and the parties thereto (the Company Bank Loan); 2) the Amended and Restated Loan Agreement, dated as of December 24, 1997, as amended, among MFC and the parties thereto (the MFC Bank Loan); and 3) the Note Purchase Agreements, each dated as of June 1, 1999, as amended, between MFC and the note holders thereto (the MFC Note Agreements). In September 2002, all three agreements were amended coincident with the closing on the MLB line as described below:

          The Company Bank Loan matures August 31, 2003, and bears interest at the rate per annum of prime plus 0.5%.  The amortization schedule is as shown on page 16.  The Company Bank Loan permits the payment of dividends solely to the extent necessary to enable the Company to maintain its status as a RIC and to avoid the payment of excise taxes, consistent with the Company’s dividend policy.  The Company Bank Loan is secured by all receivables and various other assets owned by the Company.  All financial covenants are waived during the term of the loan.

          The MFC Bank Loan matures August 31, 2003, and bears interest at the rate per annum of prime, which increases to prime plus 0.5% on January 11, 2003, and further increases to prime plus 1% on May 11, 2003.  The amortization schedule is as shown on page 16.  The MFC Bank Loan permits the payment of dividends solely to the extent necessary to enable MFC to maintain its status as a RIC and to avoid the payment of excise taxes, consistent with MFC’s dividend policy.   The MFC Bank Loan is secured by all receivables and various other assets owned by MFC.  The collateral for the MFC Bank Loan secures both the MFC Bank Loan and the MFC Note Agreements on an equal basis. All financial covenants are waived during the term of the loan.

          The MFC Note Agreements have similar terms to the MFC Bank Loan, except the initial interest rate is 8.85%, which increases to 9.35% on January 12, 2003, and further increases to 9.85% on May 12, 2003.  A prepayment penalty of approximately $3,500,000 must be paid on or before maturity, of which $2,912,000 has been accrued in accordance with the prepayment provisions of the agreement, and is recorded in interest payable on the consolidated balance sheet.

          The amended Company Bank Loan, and MFC Bank Loan and Note Purchase Agreements (Financing Agreements) obligate the Company or MFC, as applicable, to prepay the loans under the applicable Financing Agreement in the event the outstanding amount thereunder exceeds an agreed upon borrowing base as defined in the loan documents (which generally equals a specified percentage of the eligible outstanding commercial and medallion loans plus cash).  The Financing Agreements are guaranteed by Media, secured pro rata by 100% of Media’s Capital Stock. In addition, as is standard with servicing agreements, the MLB Line contains a Servicer Default if MFC fails to satisfy certain financial tests and other requirements, but such failure does not, in and of itself, provide MLB the right to accelerate the maturity of loans.  If MLB obtains the right to replace MFC as the servicer, and so notifies MFC and fails to retract such notice within seven days, the banks or note holders would thereupon obtain the right to replace the Company or MFC as servicer for the loans constituting collateral under their agreements.

          Without the lenders prior written approval, the Financing Agreements continue to contain numerous and substantial operating restrictions on the Company and MFC, including restrictions on our ability to incur debt, incur liens, merge, consolidate, sell or transfer assets, loan and invest in third parties and our subsidiaries, repurchase or redeem stock, purchase portfolios, acquire or form other entities, amend certain material agreements, make capital expenditures, have outstanding intercompany receivables, and further securitize our assets.  In addition to the amortization schedule for the loans and notes shown on page 16, the Company and MFC would be required to prepay the loans and notes out of the proceeds from the sale of equity, debt, or assets, subject to certain exceptions.

The Company Bank Loan

          On July 31, 1998 (and as subsequently amended and restated), the Company and MBC entered into the Company Bank Loan, a committed revolving credit agreement with a group of banks.  On September 21, 2001, the Company Bank Loan was extended to November 5, 2001 to allow for continuation of renewal discussions which were completed and an amendment signed on February 20, 2002.  The Company Bank loan was further amended on September 13, 2002.  As of September 30, 2002 and December 31, 2001, amounts available under this loan agreement were $0 and $25,000,000.

The MFC Bank Loan

          On March 27, 1992 (and as subsequently amended and restated), MFC entered into the MFC Bank Loan, a line of credit with a group of banks.  Effective on June 1, 1999, MFC extended the MFC Bank Loan until September 30, 2001 at an aggregate credit commitment amount of $220,000,000, an increase from $195,000,000 previously, pursuant to the Amended and Restated Loan Agreement dated December 24, 1997.  Amounts available under the MFC Bank Loan were reduced by amounts outstanding under the commercial paper program as the MFC Bank Loan acted as a liquidity facility for the commercial paper program.  The MFC Bank Loan was further amended on March 30, 2001, September 30, 2001, December 31, 2001, April 1, 2002, and September 13, 2002.  As of September 30, 2002 and December 31, 2001, amounts available under the MFC Bank Loan were $0.

MFC Note Agreements

          On June 1, 1999, MFC issued $22,500,000 of Series A senior secured notes and on September 1, 1999, MFC issued $22,500,000 of Series B senior secured notes (together, the Notes).  The notes rank pari passu with the Bank Loans through inter-creditor agreements, and generally are subject to the same terms, conditions, and covenants as the MFC Bank Loans.

Amendments to the Company Bank Loan, MFC Bank Loan, and MFC Note Agreements

          Previously in the fourth quarter of 2001, the Company Bank Loan matured and MFC was in default under its bank loan and its senior secured notes.  As of April 1, 2002 and September 13, 2002, the Company and MFC obtained amendments to their bank loans and senior secured notes.  The amendments, in general, waived all defaults through September 13, 2002, changed the maturity dates of the loans and notes, modified the interest rates borne on the bank loans and the secured notes, required certain immediate, scheduled or other prepayments of the loans and notes and reductions in the commitments under the bank loans, and required the Company and MFC to engage or seek to engage in certain asset sales, and instituted additional operating restrictions and reporting requirements, with the most recent amendment reducing such rates.

          In addition to the changes in maturity, the interest rates on the Company and MFC’s Bank Loans and MFC’s Note Agreements were modified, and additional fees were charged to renew and maintain the facilities and notes.  The recent amendments contain substantial limitations on our ability to operate and in some cases require modifications to our previous normal operations.  Covenants restricting investment in certain subsidiaries, elimination of various intercompany balances between affiliates, limits on the amount and timing of dividends, operating covenants were all tightened, and additional reporting obligations were added as a condition of renewal.

The amendments require the following amortization schedule based on payment activity through September 30, 2002:

	The Company Bank Loan	MFC		Total

		Bank Loan	Note Purchase Agreement

2002
October	$1,111,805	$—	$—	$1,111,805
November	1,250,000	3,309,920	690,080	5,250,000
December	1,500,000	4,551,140	948,860	7,000,000
2003
January	1,500,000	17,790,820	3,709,180	23,000,000
February	23,500,000	1,654,960	345,040	25,500,000
March	1,000,000	1,654,960	345,040	3,000,000
April	18,000,000	827,480	172,520	19,000,000
May	1,000,000	827,480	172,520	2,000,000
June	1,000,000	827,480	172,520	2,000,000
July	1,000,000	827,480	172,520	2,000,000
August	1,421,000	981,460	204,745	2,607,154

Total	$52,282,805	$33,253,180	$6,933,025	$92,469,205

          As of November 14, 2002, the amounts outstanding under the Company Bank Loan, the MFC Bank Loan and the MFC Note Purchase Agreements were $48,421,000, $24,712,000, and $5,152,000, respectively.

New Financing Arrangements

          We are currently exploring refinancing options which would replace our obligations under the Company and MFC loans and the senior secured notes.  In addition to the MLB Line, the Company is actively pursuing other financing options for individual subsidiaries with alternate financing sources, and is continuing the ongoing program of loan participations and sales to provide additional sources of funds for both external expansion and continuation of internal growth.

Interest and Principal Payments

          Interest and principal payments are paid monthly. Interest on the bank loans is calculated monthly at a rate indexed to the bank’s prime rate.  Substantially all promissory notes evidencing the Company’s and MFC’s investments, other than those held by the Trust, are held by a bank as collateral agent under the agreements.  The Company and MFC are required to pay an amendment fee of 25 basis points on the amount of the aggregate commitment for the Company.  As noted above, the amendments entered into during 2002 to the Company’s bank loans and senior secured notes involved changes, and in some cases increases, to the interest rates payable thereunder.  In addition, during events of default, the interest rate borne on the lines of credit is based upon a margin over the prime rate rather than LIBOR.  In addition to the interest rate charges, approximately $12,282,000 had been incurred through November 14, 2002 for attorneys and other professional advisors, most working on behalf of the lenders, of which $4,992,000 and $7,310,000 was expensed as part of costs of debt extinguishment in the 2002 third quarter and nine months, $182,000 and $642,000 was expensed as part of interest expense in the 2002 third quarter and nine months, and $173,000 was expensed as part of professional fees in the nine months ended September 30, 2002 ($0 in the third quarter).  The balance of $4,179,000, which relates solely to the Trust’s new line of credit with Merrill Lynch, will be charged to interest expense over the remaining term of the line of credit.

The table below shows the costs of the debt and related amounts outstanding.

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

The Company
Interest expense (1)	$770,359	$1,301,930	$3,300,305	$4,998,062
Costs of debt extinguishment	749,945	—	1,735,404	—

Total debt costs	$1,520,304	$1,301,930	$5,035,709	$4,998,062

Average borrowings outstanding	$54,079,530	$95,302,645	$63,793,925	$98,302,198
Interest rate (2)	5.65%	5.42%	6.92%	6.80%
Total debt costs rate (3)	11.15%	5.42%	10.55%	6.80%
Amount outstanding	—	—	$52,282,805	$81,050,000
Weighted average interest at period end	—	—	5.45%	4.65%

MFC
Interest expense (1)	$2,870,732	$3,850,383	$9,232,938	$13,147,188
Costs of debt extinguishment	5,120,572	—	7,236,895	—

Total debt costs	$7,991,304	$3,850,383	$16,469,833	$13,147,188

Average borrowings outstanding	$142,174,418	$219,371,195	$170,901,449	$243,391,648
Interest rate (2)	8.01%	6.98%	7.23%	7.24%
Total debt costs rate (3)	22.30%	6.96%	12.88%	7.22%
Amount outstanding	—	—	$40,186,154	$211,500,000
Weighted average interest at period end	—	—	5.62%	6.35%

Combined
Interest expense (1)	$3,641,091	$5,152,313	$12,533,243	$18,145,250
Costs of debt extinguishment	5,870,517	—	8,972,299	—

Total debt costs	$9,511,608	$5,152,313	$21,505,542	$18,145,250

Average borrowings outstanding	$196,253,948	$314,673,840	$234,695,374	$341,693,846
Interest rate (2)	7.36%	6.51%	7.14%	7.11%
Total debt costs rate (3)	19.23%	6.50%	12.25%	7.10%
Amount outstanding	—	—	$92,468,959	$292,550,000
Weighted average interest at period end	—	—	5.52%	5.88%

(1)	Includes commitment fees, and amortization of certain capitalized costs of obtaining debt.
(2)	Represents interest expense for the period presented as a percentage of average borrowings outstanding.
(3)	Represents total debt costs for the period presented as a percentage of average borrowings outstanding.

(C)     Interest Rate Cap Agreements

          On June 22, 2000, MFC entered into an interest rate cap agreement limiting the Company’s maximum LIBOR exposure on $10,000,000 of MFC’s revolving credit facility to 7.25% until June 24, 2002.  Premiums paid under interest rate cap agreements were fully expensed in 2001, including $0 and $82,000 expensed in the 2001 third quarter and nine months. There are no unamortized premiums on the balance sheet as of September 30, 2002.

(5) SBA DEBENTURES PAYABLE

Outstanding SBA debentures were as follows:

Due Date	September 30, 2002	December 31, 2001	Interest Rate

December 1, 2002	$1,300,000	$1,300,000	7.51%
June 1, 2005	520,000	520,000	6.69
December 1, 2005	520,000	520,000	6.54
March 1, 2006	2,000,000	2,000,000	7.08
June 1, 2006	250,000	250,000	7.71
December 1, 2006	5,500,000	5,500,000	8.08
March 1, 2007	4,210,000	4,210,000	8.38
June 1, 2007	3,000,000	3,000,000	8.07
September 1, 2007	4,060,000	4,060,000	7.76
September 1, 2011	17,985,000	17,985,000	6.77
March 1, 2012	10,500,000	4,500,000	7.22
September 1, 2012	3,000,000	—	3.16
March 1, 2013	15,000,000	—	3.16

Total SBA debentures outstanding	$67,845,000	$43,845,000	6.23%

          During 2001, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of five years.  MCI drew down $10,500,000 during June 2001 and $4,500,000 during December 2001.  FSVC drew down $7,485,000 in July 2001, $6,000,000 in January 2002, $3,000,000 in April 2002, and $15,000,000 in September 2002.

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

          For taxicab advertising, the increase in unrealized appreciation (depreciation) on the Company’s investment in Media represents Media’s net income or loss, which the Company uses as the basis for assessing the fair market value of Media Taxicab rooftop advertising segment assets are reflected in investment in and loans to Media on the consolidated balance sheet.

(7) COSTS OF DEBT EXTINGUISHMENT

          The details of the costs of debt extinguishment were as follows:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Financing costs for attorneys and loan fees	$3,031,021	$—	$4,116,573	$—
Prepayment penalty on senior secured notes	1,945,194	—	3,027,706	—
Default interest	725,806	—	1,318,371	—
Other professional fees	168,496	—	509,649	—

Total costs of debt extinguishment	$5,870,517	$—	$8,972,299	$—

(8) OTHER INCOME AND OTHER OPERATING EXPENSES

          The major components of other income were as follows:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Late charges and prepayment penalties	$300,145	$491,939	$983,958	$1,196,362
Servicing fee income	211,032	(1,757,920)	722,062	(1,258,633)
Accretion of discount	136,809	243,141	476,560	689,169
Revenue sharing income	17,600	2,070	949,811	65,640
Other	106,497	225,610	693,584	520,546

Total other income	$772,083	$(795,160)	$3,825,975	$1,213,083

          Included in revenue sharing income was a success fee earned on a mezzanine investment of $873,000 in the 2002 nine months, and included in other income were referral fees and insurance proceeds of $111,000 in the 2002 nine months.  Included in servicing fee income in 2001 were charges to revalue the servicing fee receivable of $2,057,000 and $2,171,000 for the 2001 third quarter and nine months, respectively.

          The major components of other operating expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Facilities expense	$445,451	$469,585	$1,285,186	$1,219,548
Office expense	151,162	110,027	504,614	345,261
Collections expense	146,375	9,379	430,779	99,231
Insurance	138,717	81,601	426,581	211,313
Travel, meals, and entertainment	125,367	143,328	438,253	398,778
Bank charges	35,651	344,546	159,374	422,449
Other	772,140	452,840	1,960,992	1,068,373

Total other operating expenses	$1,814,863	$1,611,276	$5,205,779	$3,764,953

          The increase in collections expense reflected the higher costs associated with managing a larger portfolio of nonperforming loans in 2002.  The increase in insurance primarily reflected higher premiums charged by the Company’s insurance carrier in 2002, compared to 2001.  Bank charges in 2001 included amounts charged by the Banks for waiving default provisions of their agreements.  Included in facilities expense and other operating expense in the 2001 nine months were $1,161,000 of expense reversals related to operational cleanups.

(9) SELECTED FINANCIAL RATIOS AND OTHER DATA

          The following table provides selected financial ratios and other data for the three and nine month periods ended as follows:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net share data
Net asset value at the beginning of the period	$9.35	$10.32	$9.59	$10.16
Net investment income (loss)	(0.36)	(0.24)	(0.45)	0.05
Realized gain (loss) on investments	(0.06)	(0.05)	(0.28)	(0.14)
Net unrealized appreciation (depreciation) on investments	(0.04)	(0.20)	0.03	(0.15)

Increase (decrease) in shareholders’ equity from operations	(0.46)	(0.49)	(0.70)	(0.24)
Issuance of common stock	0.00	0.00	0.00	0.01
Distribution of net investment income	(0.03)	(0.16)	(0.03)	(0.26)

Net asset value at the end of the period	$8.86	$9.67	$8.86	$9.67

Per share market value at beginning of period	$5.28	$10.25	$7.90	$14.63
Per share market value at end of period	4.77	8.25	4.77	8.25
Total return (1)	(9.08)%	(18.32)%	(38.58)%	(42.02)%

Ratio/supplemental data
Average net assets	$167,300,000	$185,474,000	$170,998,000	$163,414,000
Ratio of operating expenses to average net assets (2)	10.98%	9.59%	11.10%	10.35%
Ratio of net investment income (loss) to average net assets (3)	1.73%	4.95%	0.62%	5.47%

(1)	Total return is calculated by comparing the change in value of a share of common stock assuming the reinvestment of dividends on the payment date.
(2)

Operating expense ratios presented exclude the $5,871,000 and $8,972,000 of costs of debt extinguishment in the 2002 quarter and nine months, and the $550,000 of charges related to the write-off of transaction costs for the 2001 periods.  Unadjusted, the ratios would have been 25.02% and 18.10% for the 2002 periods, and 10.78% and 10.80% for the 2001 periods, respectively.

(3)

Net investment income ratios presented exclude the $5,871,000 and $8,972,000 of costs of debt extinguishment in the 2002 quarter and nine months, and the $6,658,000 and $5,822,000 of charges related to Chicago Yellow, the excess servicing assets, and the write-off of transaction costs for the 2001 periods.  Unadjusted, the ratios would have been (15.76%) and (6.37%) for the 2002 periods, and (9.41%) and 0.72% for the 2001 periods, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

          This report contains forward-looking statements relating to future events and future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words expects, anticipates, intends, believes or similar language.  Actual results could differ materially from those anticipated in such forward-looking statements.  All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward-looking statements.  The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

General

          We are a specialty finance company that originates and services loans that finance taxicab medallions and various types of commercial loans. We have a leading position in taxicab medallion financing. Since 1996, we have increased our medallion loan portfolio at a compound annual growth rate of 7%, and our commercial loan portfolio at a compound annual growth rate of 25%.  Our total assets under our management were approximately $659,492,000, and have grown from $215,000,000 at the end of 1996, a compound annual growth rate of 20%.

          The Company’s loan related earnings depend primarily on its level of net interest income.  Net interest income is the difference between the total yield on the Company’s loan portfolio and the average cost of funds.  The Company funds its operations through a wide variety of interest-bearing sources, such as revolving bank facilities, bank term debt, debentures issued to and guaranteed by the SBA, and senior secured notes.  Net interest income fluctuates with changes in the yield on the Company’s loan portfolio and changes in the cost of funds, as well as changes in the amount of interest-bearing assets and interest-bearing liabilities held by the Company.  Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance the Company’s lending activities.  The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities.

          The Company also invests in small businesses in selected industries through its subsidiary MCI.  MCI’s investments are typically in the form of secured debt instruments with fixed interest rates accompanied by warrants to purchase an equity interest for a nominal exercise price (such warrants are included in equity investments on the consolidated balance sheets).  Interest income is earned on the debt investments.

          Realized gains or losses on investments are recognized when the investments are sold or written-off.  The realized gains or losses represent the difference between the proceeds received from the disposition of portfolio assets, if any, and the cost of such portfolio assets.  In addition, changes in unrealized appreciation or depreciation of investments are recorded and represent the net change in the estimated fair values of the portfolio assets at the end of the period as compared with their estimated fair values at the beginning of the period.  Generally, realized gains (losses) on investments and changes in unrealized appreciation (depreciation) on investments are inversely related.  When an appreciated asset is sold to realize a gain, a decrease in the previously recorded unrealized appreciation occurs.  Conversely, when a loss previously recorded as an unrealized loss is realized by the sale or other disposition of a depreciated portfolio asset, the reclassification of the loss from unrealized to realized causes an increase in net unrealized appreciation and an increase in realized loss.

          The Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value.  The Company uses Media’s actual results of operations as the best estimate of changes in fair value and records the result as a component of unrealized appreciation (depreciation) on investments.

Trends in the investment portfolio

          The Company’s investment income is driven by the principal amount of and yields on its investment portfolio.  To identify trends in the yields, the portfolio is grouped by medallion loans, commercial loans, and equity investments.  Since December 31, 1997, medallion loans, while still making up a significant portion of the total portfolio, have decreased in relation to the total portfolio composition, and commercial loans have increased.

          The following table illustrates the Company’s investments at fair value and the weighted average portfolio yields calculated using the contractual interest rates of the investment at the dates indicated (assuming continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business):

	September 30, 2002		June 30, 2002		December 31, 2001		September 30, 2001

(Dollars in thousands)	Interest Rate	Principal Balance	Interest Rate	Principal Balance	Interest Rate	Principal Balance	Interest Rate	Principal Balance

Medallion loans
New York	7.95%	$169,758	7.91%	$175,860	8.48%	$205,598	8.54%	$215,811
Chicago	8.95	11,267	10.08	20,284	9.86	20,910	9.10	22,545
Boston	11.64	8,717	11.98	9,749	11.41	13,170	11.35	14,095
Newark	10.29	7,485	10.48	7,957	10.33	6,208	10.77	6,388
Cambridge	10.38	2,227	10.55	1,991	11.66	1,718	11.66	1,804
Other	10.79	3,704	11.02	4,256	11.30	6,548	11.37	6,881

Total medallion loans	8.33%	203,158	8.46%	220,097	8.88%	254,152	8.89%	267,524

Add: FASB 91		409		484		541		764
Less: Unrealized depreciation on loans		(1,106)		(1,116)		(2,019)		(448)

Medallion loans, net		$202,461		$219,465		$252,674		$267,840

Commercial loans
Asset based receivable	9.23%	$49,728	9.85%	$50,408	9.20%	$53,955	10.43%	$51,375
SBA Section 7(a)	5.86	47,133	5.99	48,816	5.73	56,702	8.39	57,693
Secured mezzanine	12.48	36,077	12.86	38,886	12.77	36,313	12.70	36,342
Other commercial secured	9.79	43,794	9.96	45,949	10.38	60,773	10.05	62,658

Total commercial loans	9.14%	176,732	9.49%	184,059	9.22%	207,743	10.31%	208,068

Add: FASB 91		1,214		1,207		1,608		1,006
Less: Discount on loans sold		(2,675)		(2,306)		(2,415)		(2,382)
Unrealized depreciation on loans		(5,931)		(6,373)		(7,607)		(6,009)

Commercial loans, net		$169,340		$176,587		$199,329		$200,683

Equity investments	0.00%	$1,510	0.00%	$1,510	0.00%	$1,467	0.00%	$1,467
Plus: Unrealized appreciation		3,294		3,466		2,125		566

Equity investments, net		$4,804		$4,976		$3,592		$2,033

Net investments at cost	8.70%	$381,400	8.93%	$405,666	9.04%	$463,362	9.51%	$477,058

Add: FASB 91		1,623		1,691		2,149		1,770
Unrealized appreciation on equity investments		3,294		3,466		2,125		566
Less: Discount on loans sold		(2,675)		(2,306)		(2,415)		(2,382)
Unrealized depreciation on loans		(7,037)		(7,489)		(9,626)		(6,457)

Net investments		$376,605		$401,028		$455,595		$470,555

Investment Activity

          The following table sets forth the components of activity in the net investment portfolio for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net investments at beginning of period	$401,028,679	$473,646,043	$455,595,383	$514,153,606
Investments originated	36,531,117	42,337,276	99,365,716	90,510,785
Sales and maturities of investments	(52,183,253)	(42,172,184)	(168,780,913)	(130,732,181)
Transfers to other assets	(8,000,000)	—	(8,000,000)	—
Increase in unrealized appreciation (depreciation), net	279,282	(2,186,032)	3,757,520	(909,840)
Realized losses, net	(975,416)	(1,002,839)	(5,044,686)	(2,503,800)
Realized gain on sales of loans	147,295	228,417	735,514	920,953
Amortization of origination costs	(222,660)	(295,248)	(1,023,490)	(884,090)

Net decrease in investments	(24,423,635)	(3,090,610)	(78,990,339)	(43,598,173)

Net investments at end of period	$376,605,044	$470,555,433	$376,605,044	$470,555,433

Portfolio Summary

Total Portfolio Yield

          The weighted average yield of the total portfolio at September 30, 2002 was 8.70%, which is a decrease of 34 basis points from 9.04% at year end, and down 81 basis points from 9.51% at September 30, 2001.  The decreases primarily reflect the reductions in the general level of interest rates in the economy, demonstrated by the reduction in the prime rate from 9.5% to 4.75% during the course of 2001, and the repricing of investments during that period at lower interest rates.

Medallion Loan Portfolio

          The Company’s medallion loans comprised 53% of the total portfolio of $376,605,000 at September 30, 2002, compared to 55% of the total portfolio of $455,595,000 at December 31, 2001 and 56% of the total portfolio of $470,555,000 at September 30, 2001. The medallion loan portfolio decreased by $17,004,000 or 8% in the quarter, primarily reflecting the conversion of $8,000,000 of Chicago loans to owned medallions which are carried in other assets on the consolidated balance sheet, and a decrease in medallion loan originations, principally in New York City, and the Company’s execution of participation agreements with third parties for $2,550,000 of low yielding New York medallion loans.  The Company retains a portion of these participating loans and earns a fee for servicing the loans for the third parties.  During the 2002 nine months, medallion loans declined $50,213,000 or 20%, primarily reflecting the Company’s nonrenewal of more marginable credits, the slowdown in origination activity, and the continued efforts to participate loans to third party lenders for the purpose of conserving cash resources for debt service.

          The weighted average yield of the medallion loan portfolio at September 30, 2002 was 8.33%, a decrease of 55 basis points from 8.88% at December 31, 2001, and a decrease of 56 basis points from 8.89% at September 30, 2001.  The decrease in yields at September 30, 2002 reflects the generally lower level of rates in the economy.  At September 30, 2002, 12% of the medallion loan portfolio represented loans outside New York (20% if the owned Chicago medallions are included), compared to 19% at both December 31 and September 30, 2001.  The Company continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

          Since 1997, the Company has continued to shift the total portfolio mix toward a higher percentage of commercial loans, which historically have had higher yields than medallion loans.  Commercial loans were 46% of the total portfolio at September 30, 2002, compared to 45% and 44% at December 31, 2001 and September 30, 2001, respectively.  During the 2002 third quarter, commercial loans declined by $7,247,000 or 4% reflecting moderate decreases in all categories, and for the nine months decreased $29,989,000 or 15% in all categories, particularly on commercial secured, SBA Section 7(a), and asset-based receivable, reflecting the slowdown in originations due to liquidity constraints, and the sales of certain assets.

          The weighted average yield of the commercial loan portfolio at September 30, 2002 was 9.14%, a decrease of 8 basis points from 9.22% at December 31, 2001, and a decrease of 117 basis points from 10.31% at September 30, 2001.  The decrease compared to the 2001 third quarter primarily reflected sensitivity of the yield to movements in the prime rate, which fell 475 basis points during 2001, and a lower yield on the SBA Section 7(a) portfolio.  The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment.  At September 30, 2002, floating-rate loans represented approximately 68% of the commercial portfolio compared to 68% and 55% December 31, 2001 and September 30, 2001, respectively.  Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Delinquency Trends

	September 30, 2002		June 30, 2002		December 31, 2001		September 30, 2001

Dollars in thousands	$	% (1)	$	%(1)	$	%(1)	$	%(1)

Medallion loans	$9,801	2.6%	$14,983	3.7%	$12,351	2.7%	$10,457	2.3%

Commercial loans
Secured mezzanine	11,681	3.1	8,071	2.0	8,426	1.9	3,796	0.8
SBA Section 7(a)	10,106	2.7	9,664	2.4	12,637	2.7	13,669	2.9
Asset-based receivable	—	0.0	—	0.0	—	0.0	—	0.0
Other commercial secured	9,575	2.5	8,401	2.1	10,000	2.2	9,836	2.4

Total commercial loans	31,362	8.3	26,136	6.5	31,063	6.8	27,301	5.8

Total loans 90 days or more past due	$41,163	10.9%	$41,119	10.2%	$43,414	9.5%	$37,758	7.9%

          (1) Percentage is calculated against the total loan portfolio.

          The decrease in medallion loan delinquencies primarily reflected the $8,000,000 of owned Chicago medallions which were reclassified to other assets, partially offset by an increase of $2,818,000 related to various borrowers and markets, reflecting the continued stresses in the economy on payment patterns.  Secured mezzanine financing delinquencies primarily reflect the impact of the economy and September 11th on certain concession and media properties which is believed to be of temporary nature.  The increase from the second quarter was due to the addition of a restaurant credit to nonaccrual during the quarter.  The delinquencies in the SBA Section 7(a) portfolio have remained relatively constant.  Included in the SBA Section 7(a) delinquency figures are $3,262,000, $3,102,000, $5,407,000, and $5,940,000 at September 30, 2002, June 30, 2002, December 31, 2001, and September 30, 2001, respectively, which represent loans repurchased for the purpose of collecting on the SBA guarantee.  The increase in other commercial secured delinquencies compared to the prior quarter was due to the addition of a restaurant credit to nonaccrual during the quarter.  The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan.  Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

The following table presents credit-related information for the net investment portfolio for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Total loans
Medallion loans			$202,461,476	$267,839,539
Commercial loans			169,339,795	200,682,945

Total loans			371,801,271	468,522,484
Equity investments (1)			4,803,773	2,032,948

Net investments			$376,605,044	$470,555,432

Net unrealized (appreciation) depreciation on investments
Medallion loans			$1,105,890	$685,831
Commercial loans			5,931,478	8,152,811

Total loans			7,037,368	8,838,642
Equity investments			(3,293,836)	(566,239)

Total net unrealized (appreciation) depreciation on investments			$3,743,532	$8,272,403

Unrealized (appreciation) depreciation as a% of balances outstanding
Medallion loans			0.55%	0.26%
Commercial loans			3.50	4.06
Total loans			1.89	1.89
Equity investments			(68.57)	(27.85)
Net investments			0.99	1.76

Realized losses on loans and equity investments
Medallion loans	$58,950	$—	$340,691	$—
Commercial loans	916,466	673,214	4,623,978	2,060,066

Total loans	975,416	673,214	4,964,669	2,060,066
Equity investments	—	329,625	80,017	443,734

Total realized losses on loans and equity investments	$975,416	$1,002,839	$5,044,686	$2,503,800

Realized losses as a% of average balances outstanding (2)
Medallion loans	0.11%	0.00%	0.21%	0.00%
Commercial loans	2.10	1.35	3.56	1.39
Total loans	1.00	0.57	1.71	0.59
Equity investments	0.00	62.49	2.19	28.35
Net investments	0.99	0.85	1.72	0.71

       (1) Represents common stock and warrants held as investments.

       (2) Realized losses as a % of average balances outstanding have been annualized.

Equity Investments

          Equity investments were 0.4% of the Company’s total portfolio at each of September 30, 2002, December 31, 2001, and September 30, 2001. Equity investments are comprised of common stock and warrants.

Trend in Interest Expense

          The Company’s interest expense is driven by the interest rate payable on its short-term credit facilities with banks, other short-term notes payable, and fixed-rate, long-term debentures issued to the SBA.  As a result of amendments to the credit facilities and senior secured notes, the Company’s cost of funds increased during the first nine months of 2002, and will decrease thereafter as long as the Company meets the terms and conditions of the amendments.  As noted below, the amendments entered into during 2002 to the Company’s bank loans and senior secured notes involved changes, and in some cases increases, to the interest rates payable thereunder.  In addition, during events of default, the interest rate on the loans is increased by 2 percentage points.  See the table on page 27 for the average cost of funds.  The September 13, 2002 amendments repriced the bank loans to 5.25% for the Company and 4.75% for MFC, and repriced MFC’s senior secured notes to 8.85%.  In addition to the interest rate charges, $12,282,000 has been incurred through September 30, 2002 for attorneys and other professional advisors, most working on behalf of the lenders, of which $4,992,000 and $7,310,000 was expensed as part of costs of debt extinguishment in both the 2002 third quarter and nine months, $182,000 and $641,000 was expensed as part of interest expense, and $0 and $173,000 was expensed as part of professional fees.  The balance of $4,179,000, which relates solely to the Trust’s new line of credit with Merrill Lynch, will be charged to interest expense over the remaining term of the line of credit.

         During the 2002 third quarter, the Trust closed a $250,000,000 line of credit with Merrill Lynch for lending on medallion loans, which was priced at LIBOR plus 1.50%, excluding fees and other costs.  All of the draws on this line were paid to MFC for medallion loans purchased, and were used by MFC to repay higher priced debt with the banks and noteholders.

          The Company’s cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding.  See Note 4 to the consolidated financial statements for details on the terms of all debt outstanding.  The Company’s debentures issued to the SBA typically have terms of ten years.

          The Company measures its borrowing costs as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period.  The following table shows the average borrowings and related borrowing costs for the three and nine months ended September 30, 2002 and 2001.  Average balances have declined since the 2001 second quarter, primarily reflecting the initial use of the equity proceeds raised during 2001 for debt reductions, the sale or participations of loans to other financial institutions, the reductions in the level of loan originations and the usage of operating cash flow to raise capital for debt reductions and other corporate purposes.  The decline in borrowing costs reflected the trend of declining interest rates in the economy, partially offset by the switch from lower cost commercial paper to higher cost bank debt and related renewal expenses, and additional long-term SBA debt also at higher rates.

	Three Months Ended			Nine Months Ended

	Interest Expense	Average Balance	Average Cost of Funds	Interest Expense	Average Balance	Average Cost of Funds

September 30, 2002
Notes payable to banks	$3,040,407	$164,040,000	7.52%	$10,043,125	$207,787,000	6.46%
SBA debentures	989,179	56,595,000	7.09	2,768,238	51,045,000	7.25
Senior secured notes	600,684	22,940,000	10.62	2,493,862	35,384,000	9.42
Revolving line of credit	380,537	19,825,000	6.09	380,537	6,681,000	5.08
Commercial paper	—	—	—	4,167	—	—

Total	$5,010,807	$263,400,000	7.56	$15,689,929	$300,897,000	6.89

September 30, 2001
Notes payable to banks	$4,325,065	$263,668,000	6.51%	$15,810,256	$295,617,000	7.12%
Senior secured notes	839,116	45,000,000	7.40	2,499,908	45,000,000	7.40
SBA debentures	668,842	37,474,000	7.08	1,553,597	27,806,000	7.44
Commercial paper	1,951	59,000	13.06	184,767	3,315,000	7.42

Total	$5,834,974	$346,201,000	6.69	$20,048,528	$371,738,000	7.18

(1)

The 2002 third quarter and nine months interest expense does not include $5,871,000 and $8,972,000 of costs related to debt extinguishment above and beyond the normal interest charges, for prepayment penalties, default interest charges, loan fees, legal fees, and consultant costs, which were reclassified to operating expenses due to their large and unusual nature relative to the matured debt, and the lengthy and ongoing negotiations with the lending group.  If included in interest expense, the average cost of funds would have been 16.41% and 10.83% for the 2002 third quarter and nine months.

          The Company will continue to seek SBA funding to the extent it offers attractive rates.  SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur.  The Company uses SBA funding to fund loans that qualify under the Small Business Investment Act of 1958 (SBIA) and SBA regulations.  The Company believes that its transition to financing operations primarily with short-term secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain hedging strategies.  At September 30, 2002, December 31, 2001 and September 30, 2001, short-term floating-based debt constituted 74%, 70%, and 75% of total debt, respectively.

Taxicab Advertising

          During 2002 and 2001, Media’s operations were constrained by a very difficult advertising environment compounded by the rapid expansions of tops inventory that occurred during 1999 and 2000.  Media began to recognize losses as growth in operating expenses exceeded growth in revenue. Also, a substantial portion of Media’s revenues in 2001 arose from the realization of amounts that had been paid for and deferred from prior periods. Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations.  Media’s growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from September 11th and the economic downturn.  Media has developed an operating plan to fund only necessary operations out of available cash flow and to escalate its sales activities to generate new revenues.  Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historical levels.

          Also included in the 2001 third quarter and nine months was a $1,350,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes, of which $656,000 was reversed in the 2002 first quarter as a result of changes in the tax laws.  During 2001, primarily as a result of expansion into numerous cities and the lag associated with selling those taxi tops, Media began to incur losses for both financial reporting and tax purposes, indicating that this deferred tax asset now represented a receivable or refund from the tax authorities for those taxes previously paid. However, due to statutory limitations in 2001 on Media’s ability to carry these tax losses back more than two years, and the uncertainties concerning the level of Media’s taxable income in the future, Media determined to reserve against the receivable. In March 2002, Congress passed and the President signed, an economic stimulus bill that among its provisions included a carryback provision for five years.  As a result, Media carried back an additional $656,000 in the 2002 first quarter and retains a tax carryforward of $1,123,000 for the balance of taxes paid.

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

          In July 2001, Media acquired certain assets and assumed certain liabilities of Medallion Media Japan, Inc. (MMJ), a taxi advertising operation similar to those operated by Media in the US, which has advertising rights on approximately 6,800 cabs (2,600 rooftop displays and 4,200 interior racks) servicing various cities in Japan.  The transaction was accounted for as a purchase for financial reporting purposes, and is included in Media’s financial statements.  The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the three year period following the acquisition.

Factors Affecting Net Assets

          Factors that affect the Company’s net assets include net realized gain or loss on investments, and the change in net unrealized appreciation or depreciation on investments.  Net realized gain or loss on investments is the difference between the proceeds derived upon sale or foreclosure of a loan or an equity investment and the cost basis of such loan or equity investment.  Change in net unrealized appreciation or depreciation of investments is the amount, if any, by which the Company’s estimate of the fair value of its investment portfolio is above or below the previously established fair value or the cost basis of the portfolio.  Under the 1940 Act and the SBIA, the Company’s loan portfolio and other investments must be recorded at fair value.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

          You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2002 and 2001.

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Statement of operations data
Investment income	$7,962,817	$7,034,652	$26,165,153	$32,026,940
Interest expense	5,010,807	5,834,974	15,689,929	20,048,528

Net interest income	2,952,010	1,199,678	10,475,224	11,978,412
Noninterest income (loss)	919,378	(566,743)	4,561,489	2,134,036
Operating expenses	10,464,140	4,996,401	23,211,213	13,235,590

Net investment income (loss) (1)	(6,592,752)	(4,363,466)	(8,174,500)	876,858
Net realized losses on investments	(975,416)	(1,002,839)	(5,044,686)	(2,503,800)
Net change in unrealized appreciation (depreciation) on investments (2)	(747,249)	(3,685,547)	487,725	(2,719,550)
Income tax provision (benefit)	68,323	(65,662)	68,323	(13,789)

Net decrease in net assets resulting from operations (3)	$(8,383,740)	$(8,986,190)	$(12,799,784)	$(4,332,703)

Per share data
Net investment income (loss) (1)	$(0.36)	$(0.24)	$(0.45)	$0.05
Net decrease in net assets resulting from operations (3)	(0.46)	(0.49)	(0.70)	(0.27)
Dividends declared	0.03	0.15	0.03	0.29

Weighted average common shares outstanding
Basic	18,242,728	18,241,383	18,242,728	16,022,814
Diluted	18,242,728	18,241,383	18,242,728	16,022,814

Balance sheet data
Investments, net of unrealized depreciation on investments			$381,987,582	$470,555,433
Total assets			433,388,345	515,256,879
Total borrowed funds			261,643,945	321,845,000
Total liabilities			271,804,131	338,859,736
Total shareholders’ equity			161,584,214	176,397,143

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Selected financial ratios and other data
Return on average assets (ROA) (4)
Net investment income (loss)	(1.86)%	(1.07)%	(2.30)%	(0.21)%
Net decrease in net assets resulting from operations	(2.36)	(2.20)	(3.60)	(1.06)
Return on average equity (ROE) (5)
Net investment income (loss)	(4.77)	(3.59)	(5.91)	(0.72)
Net decrease in net assets resulting from operations	(6.06)	(7.40)	(9.25)	(3.57)

Weighted average yield	8.12%	5.83%	8.20%	8.74%
Weighted average cost of funds	5.11	4.84	4.92	5.47

Net interest margin.(6)	3.01	0.99	3.28	3.27
Noninterest income ratio (7)	0.31	(0.16)	1.44	0.59
Operating expense ratio (8)	3.55%	1.41%	7.35%	3.64%

As a percentage of total investment portfolio
Medallion loans			54%	57%
Commercial loans			45	43
Equity investments			1	—

Investments to assets (9)			88	92
Equity to assets (10)			37	34
Debt to equity (11)			162%	188%

(1)

Excluding the $5,871,000 and $8,972,000 of costs of debt extinguishment in the 2002 quarter and nine months, and the $8,007,000 and $7,171,000 of charges related to Chicago Yellow, the excess servicing assets, a tax reserve adjustment in Media, and the writeoff of transaction costs for the 2001 periods, net investment income (loss) would have been ($722,000) or ($0.04) per share and $798,000 or $0.04 per share for the 2002 third quarter and nine months, and $3,645,000 or $0.20 per share and $8,049,000 or $.50 per share for the 2001 quarter and nine months.

(2)

Change in unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of the Company’s investments, including the results of operations for Media for the periods presented.

(3)

Excluding the costs and charges described in note (1), net increase (decrease) in net assets resulting from operations would have been ($2,513,000) or ($0.14) per share and ($3,827,000) or ($0.21) per share for the 2002 third quarter and nine months, and ($978,000) or ($0.05) per share and $2,839,000 or $0.18 per share for the 2001 quarter and nine months.

(4)

ROA represents the net investment income (loss) or net decrease in net assets resulting from operations, for the period indicated, divided by average total assets. Excluding the costs and charges described in note (1), ROA’s would have been (0.20%) and (0.71%) for the 2002 third quarter and 0.22% and (1.08%) for the 2002 nine months. ROA’s would have been 0.56% and (0.24%) for the 2001 third quarter and 1.64% and 0.69% for the 2001 nine months.

(5)

ROE represents the net investment income (loss) or net decrease in net assets resulting from operations, for the period indicated, divided by average shareholders’ equity. Excluding the costs and charges described in note (1), ROE’s would have been (0.52%) and (1.82%) for the 2002 third quarter and 0.58% and (2.77%) for the 2002 nine months. ROE’s would have been 1.89% and (0.81%) for the 2001 third quarter and 5.51% and 2.34% for the 2001 nine months.

(6)

Net interest margin represents net interest income for the period indicated divided by average interest earning assets.  For the 2001 third quarter and nine months net interest margin adjusted for Chicago Yellow was 4.35% and 4.11%, respectively.

(7)

Noninterest income ratio represents noninterest income for the period indicated divided by average interest earning assets.  For the 2001 third quarter and nine months, noninterest income ratio adjusted for the $2,057,000 and $2,171,000 excess servicing assets charge was 0.80% and 1.55%, respectively.

(8)

Operating expense ratio represents operating expenses for the period indicated divided by average interest earning assets.  Excluding the $5,871,000 and $8,972,000 of debt extinguishment and the $550,000 for transaction charges in the 2001 periods, the ratios would have been 1.56% and 4.51% for the 2002 third quarter and nine months and 1.25% and 3.49% for the 2001 periods.

(9)	Represents total investments divided by total assets as of September 30.
(10)	Represents total shareholders’ equity divided by total assets as of September 30.
(11)	Represents total debt (line of credit, notes payable to banks, senior secured notes, and SBA debentures) divided by total shareholders’ equity as of September 30.

CONSOLIDATED RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

          Net assets decreased as a result of operations by $8,384,000 or $0.46 per diluted common share, and by $12,800,000 or $0.70 per share in the 2002 third quarter and nine months, a decrease of $602,000 from a loss of $8,986,000 or $0.49 in the 2001 third quarter, and an increase of $8,467,000 from a loss of $4,333,000 or $0.27 in the 2001 nine months, primarily reflecting the costs of debt extinguishment, the impact of a reduced level of earning assets, and greater losses in Media in the 2002 periods, and the valuation assessments made in light of September 11th and the economic downturn in 2001, as further described below.

          Included in the 2002 third quarter and nine months were costs related to the debt extinguishment efforts of the Company including prepayment penalties, default interest charges, loan fees, legal fees, and consultant costs of $5,871,000 and $8,972,000, respectively.  Included in the results for the 2001 quarter and year-to-date were charges of $11,300,000 primarily relating to valuation assessments the Company made in light of September 11th and the recessionary forces battering the economy, including the sharp reduction in interest rates and their effect on prepayment levels.  The charges included $4,050,000 to writedown the value of collateral appreciation participation loans to reflect transaction activity in Chicago medallions; $3,300,000 to increase unrealized depreciation to reflect the impact of the economic forces on delinquency trends, reduced payment levels, and collateral values; $2,050,000 to reflect acceleration in the deterioration in the prepayment speeds on the Company’s servicing asset receivable; $1,350,000 to reserve against the risks of future realization of previously recorded deferred tax benefits related to Media’s operations; and $550,000 related to the write-off of previously capitalized transaction costs.

          Net increase in net assets resulting from operations excluding the charges described above was a loss of $2,513,000 or $0.14 per share and $3,827,000 or $0.21 for the 2002 quarter and nine months, decreases of $1,535,000 and $6,666,000 from a loss of $978,000 or $0.05 and income of $2,839,000 for the comparable 2001 periods.  Net investment loss was $6,593,000 or $0.36 per share and $8,175,000 or $0.45 per share in the 2002 third quarter and nine months, decreases of $2,229,000 and $9,052,000 from a loss of $4,363,000 or $0.24 per share and income of $877,000 or $0.05 per share in the 2001 third quarter and nine months.  Excluding the charges described above, net investment loss was $722,000 or $0.04 per share in the 2002 quarter, and was income of $798,000 or $0.04 for the nine months, decreases of $2,923,000 and $7,251,000 from net investment income of $3,645,000 or $0.20 and income of $8,049,000 or $0.50 in the 2001 periods.

          Investment income was $7,962,000 in the 2002 third quarter and $26,165,000 in the nine months, up $928,000 or 13% and down $5,862,000 or 18% from $7,035,000 and $32,027,000 in the 2001 periods, primarily reflecting a $4,050,000 writedown ($3,100,000 in the nine months) of the value of collateral appreciation participation loans to reflect transaction activity in Chicago medallions in the 2001 third quarter.  Adjusted for the writedown, investment income was down $3,122,000 or 28% from $11,085,000 in the 2001 third quarter, and was down $8,962,000 or 28% from $35,127,000 in the 2001 nine months.  The decrease in the quarter primarily reflected the reduced volume of earning assets compared to a year ago, and lower yields on the portfolio due to the lower interest rate environment and a higher level of nonaccrual loans.  For the nine months, the decrease reflected the lower portfolio yields and the reduced volume of earning assets.  Average total investments outstanding were $397,791,000 and $426,400,000 in the 2002 third quarter and nine months, compared to $478,630,000 and $488,300,000 in the comparable 2001 periods, declines of 17% and 13%, respectively.

          The yield on the total portfolio was 8.12% and 8.20% in the 2002 third quarter and nine months, compared to 5.88% and 8.77% for the 2001 third quarter and nine months, which reflected the collateral appreciation participation loans writedown described above.  Adjusted for the writedown, the portfolio yields in the 2001 periods were 9.19% and 9.58%, respectively, and the declines in the 2002 periods were 107 and 138 basis points, respectively, primarily reflecting the series of rate drops initiated by the Federal Reserve bank beginning in early 2001, which reduced the prime lending rate by 475 basis points, and by the higher level of nonaccrual loans.  Partially offsetting the decreased yield was the continuing movement of portfolio composition towards higher-yielding commercial loans from lower-yielding medallion loans, partially as a result of the continued efforts at participating or selling off medallion loans, and their generally shorter maturity profile.  Commercial loans represented 46% of the investment portfolio at September 30, 2002, compared to 44% at September 30, 2001 and 45% at December 31, 2001.  Yields on medallion loans were 8.33% and 8.88% for the 2002 third quarter and nine months, compared to 8.89% and 9.05% a year ago, and yields on commercial loans were 9.14% and 9.22%, compared to 10.31% and 11.29% for the comparable 2001 periods.

          Medallion loans were $202,461,000 at quarter end, down $17,004,000 or 8% from $219,465,000 at the end of the 2002 second quarter, and were down $65,379,000 or 24% from $267,840,000 a year ago, primarily reflecting the reclassification of certain Chicago loans to owned medallions, and other reductions in the New York, Chicago, and Boston markets.  The commercial loan portfolio was $169,340,000 at quarter end, compared to $176,587,000 at the end of the second quarter, a decrease of $7,247,000 or 4%, and was down $31,343,000 or 16% from $200,683,000 a year ago, reflecting decreases in all business lines.  In general, the decreases in the loan portfolios was a result of the banks and senior noteholders requiring the Company to reduce the level of outstandings in the revolving lines of credit and senior notes.  See page 23 for a table which shows loan balances and portfolio yields by type of loan.

          During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by 500 Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions.  In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral.  During the 2002 third quarter and nine months, $0 additional interest income was recorded, compared to decreases of $4,050,000 and $3,100,000 for the 2001 comparable periods, which was reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets. During the 2002 third quarter, 400 of the medallions were returned to the Company in lieu of repayment of the loans. As a result, at September 30, 2002, $8,000,000 of these loans were carried in other assets, and $950,000 was carried in medallion loans, in total representing 2% of the Company’s assets. In addition, the borrower had not paid interest due of $1,260,000. In October 2002, the Company reached agreement to sell 300 of the 400 medallions to a new borrower at book value, had a buyer in discussions for the 100 remaining medallions, and had reached agreement on a term payout of the remaining interest due with the original borrower, which is carried on nonaccrual. In addition, the 100 medallions remaining in the loan portfolio remain on nonaccrual although payments continue to be made.

          Interest expense was $5,011,000 and $15,690,000 in the 2002 third quarter and nine months, down $824,000 or 14% and $4,359,000 or 22% from $5,835,000 and $20,049,000 in the 2001 periods, primarily reflecting lower average balances outstanding in both periods, partially offset by higher rates in the 2002 third quarter.  The Company’s borrowings from its bank lenders generally were repriced several times from the 2001 fourth quarter through the 2002 third quarter as a result of the negotiations and amendments to the loan agreements and notes, and as a result, included in interest expense was $0 and $1,389,000 in the 2002 third quarter and nine months of additional costs associated with the debt refinancings during the last 18 months, compared to none in the 2001 periods, which increased the Company’s cost of funds by 63 basis points.  Excluding these amounts, interest expense in the 2002 nine months would have been $14,301,000, down $5,748,000 or 29% from 2001.  In addition, during the 2002 second quarter, the majority of the Company’s loans matured and were subject to intensive discussions concerning the ultimate liquidation of the outstandings.  The costs associated with these discussions, $5,871,000 and $8,972,000 for the 2002 third quarter and nine months, went well above and beyond the normal interest charges on the debt, and was classified to operating expenses as costs of debt extinguishment.  Average debt outstanding was $263,400,000 and $300,897,000 for the 2002 quarter and year-to-date, compared to $346,201,000 and $371,738,000 for the 2001 periods, decreases of 22% and 21%, respectively.  The Company’s debt is primarily tied to floating rate indexes, which began falling during early 2001, and continued to drop until late in the year.  The Company’s average borrowing costs were 7.56% and 6.89% in the 2002 third quarter and nine months, compared to 6.69% and 7.18% in the year ago periods, an increase of 87 basis points in the quarter, and a decrease of 5 basis points in the nine months, compared to declines in market rates in excess of 300 basis points during the period.  Approximately 74% of the Company’s debt is short-term and floating or adjustable rate, compared to 81% in the prior quarter, and 75% a year ago.  See page 27 for a table which shows average balances and cost of funds for the Company’s funding sources.

          Net interest income was $2,952,000 and $10,475,000, and the net interest margin was 3.01% and 3.28% for the 2002 quarter and nine months, up $1,752,000 and down $1,503,000 or 13% from $1,200,000 and $11,978,000 in the 2001 periods, representing net interest margins of 0.99% and 3.27% for the 2001 periods.  Adjusted for the impact of the additional interest on the collateral appreciation participation loans, and for the additional costs associated with the debt refinancings as described above, the net interest margin was 3.01% and 3.72% in the 2002 quarter and nine months, and was 4.35% and 4.11% for the 2001 periods.

          Noninterest income was $919,000 and $4,561,000 in the 2002 third quarter and nine months, up $1,486,000 and $2,427,000 from a loss of $567,000 and income of $2,134,000 in the 2001 periods.  The Company had gains on the sale of loans of $147,000 and $736,000 in the quarter and nine months (which included gains on the sale of the guaranteed portion of SBA 7(a) loans of $147,000 and $628,000), down $81,000 or 36% and $185,000 or 20% from $228,000 and $736,000 in the year ago periods, which only included SBA sales.  During 2002, $1,846,000 and $11,146,000 of loans were sold under the SBA program in the quarter and year-to-date, compared to $6,249,000 and $17,211,000 for the 2001 periods, declines of 70% and 35%.  The decline in gains on sale reflected a decrease in loans sold, partially offset by a higher level of market-determined premiums received on the sales in the 2002 periods.  Other income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, of $772,000 and $3,826,000 in the quarter and nine months, was up $1,567,000 and $2,613,000 from a loss of $795,000 and income of $1,213,000 in the year ago periods, primarily reflecting charges to revalue the servicing fee receivable by $2,057,000 and $2,171,000 in the 2001 quarter and nine months, as a result of substantial increases in prepayments on the serviced portfolio which resulted from the sharp decrease in interest rates, among other factors, and in the 2002 nine months, from a success fee earned on a mezzanine investment of $873,000, unusually large prepayment penalties of $127,000 for two loans, a $56,000 referral fee, and $55,000 from insurance proceeds received on a customer.  Excluding those charges and fees, other income of $772,000 and $2,715,000 was down $491,000 or 39% and $670,000 or 20% from $1,263,000 and $3,385,000 in the 2001 quarter and nine months, primarily reflecting the impact of a lower asset base on fee income.

          Operating expenses of $10,464,000 and $23,211,000 in the 2002 third quarter and nine months included costs related to debt extinguishment of $5,871,000 and $8,972,000 for prepayment penalties, default interest charges, loan fees, legal fees, and consultant costs.  Excluding these costs, operating expenses were $4,593,000 and $14,239,000 in the 2002 periods, down $404,000 or 8% and up $1,003,000 or 8% from $4,996,000 and $13,236,000 in the 2001 quarter and year-to-date.  Salaries and benefits expense for the 2002 periods of $2,221,000 and $6,959,000 were down $84,000 or 4% and $182,000 or 3% from $2,305,000 and $7,141,000 in the 2001 periods, primarily reflecting lower headcount.  Professional fees of $558,000 and $2,074,000 for the quarter and year-to-date were down $269,000 or 33% and were up $266,000 or 15% from $827,000 and $1,809,000 in the year ago periods.  The decrease in the quarter primarily reflected the write-off of $396,000 of capitalized costs in the 2001 quarter associated with certain financing transactions which were no longer being pursued.  The increase in the nine month period reflected $248,000 of increased amortization of capitalized costs associated with debt and other financial transactions, the reimbursement of $162,000 of legal fees in 2001, and increased legal and accounting expenses.  Amortization of goodwill was $0 in 2002, reflecting the change in accounting rules which no longer allow for goodwill amortization, compared to $254,000 and $521,000 in the 2001 periods, both of which also included the $116,000 write-off of all remaining goodwill related to the 1997 acquisition of BLL.  Other operating expenses of $1,815,000 in the quarter and $5,206,000 in the nine months were up $204,000 or 13% from $1,611,000 in the 2001 quarter, were up $1,441,000 or 38% from $3,765,000 in the 2001 nine months, primarily reflecting operational cleanups that occurred in the 2001 nine months, which reduced operating expenses by $1,161,000, and in all periods, by increased insurance and other office-related expenses, and a higher level of collection costs on delinquent loans.

          Net unrealized depreciation on investments was $747,000 in the 2002 third quarter, and was appreciation of $488,000 in the nine months, compared to depreciation of $3,686,000 and $2,720,000 in the respective year ago periods.  Net unrealized appreciation on investments net of Media was $279,000 and $3,758,000 in the quarter and nine months, compared to depreciation of $2,186,000 and $910,000 in the year ago periods.  Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio.  When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components.  As a result, movement between periods can appear distorted.  The 2002 third quarter activity resulted from the reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $974,000 ($5,006,000 for the nine months) and the increase in valuation of equity investments of $49,000 ($1,378,000 for the nine months), partially offset by unrealized depreciation of $743,000 ($2,623,000 for the nine months) and recoveries in the quarter of $1,000 ($3,000 for the nine months).  The 2001 third quarter activity reflected additional reserves of $3,290,000 ($4,657,000 for the nine months) and the reversal of unrealized appreciation associated with securities sold of $3,000 ($126,000 for the nine months), partially offset by the reversal of unrealized depreciation associated with fully reserved investments which were charged off of $1,004,000 ($2,504,000 for the nine months), the increase in valuation of equity portfolio securities of $85,000 ($713,000 for the nine months), and the reversal of reserves previously established against certain loans of $0 ($179,000 for the nine months).

          Also included in unrealized appreciation (depreciation) on investments were the net losses of the Media division of the Company.  Media generated a net loss of $1,027,000 and $3,270,000 for the 2002 third quarter and nine months, a decrease of $473,000 and an increase of $1,460,000 compared to net losses of $1,500,000 and $$1,810,000 for the 2001 third quarter and year-to-date.  Included in the 2002 nine months was a $656,000 tax benefit to reverse a portion of the $1,350,000 charge taken in the 2001 third quarter to establish a reserve against the realizability of deferred tax benefits previously recorded due to changes in Media’s tax situation and the greater costs associated with the rapid increase in tops under contract and cities serviced, which outpaced the increase in revenue.  The reversal resulted from the change in the tax law allowing for an additional two year carryback.  The decline in profits in 2002 primarily reflected decreased revenue, which continued to be impacted by contract cancellations and other business retrenchments resulting from the terrorist attacks in New York City and the economic downturn, partially offset by reduced fleet costs which declined at a slower rate than revenue as fleet contracts were renegotiated.  Advertising revenues were $1,783,000 and $5,013,000 in the quarter and year-to-date, down $1,742,000 or 49% and $5,730,000 or 53% from $3,525,000 and $10,743,000 in the 2001 periods.  Revenue in the 2001 nine months also included $567,000 related to contracts that were cancelled in prior periods due to legislative changes and other factors.  This revenue was recognized upon determination that Media had no further continued obligations under the contract.  During 2001, Media exerted a greater effort to reduce the amount of deferred revenue by increasing capacity utilization, resulting in a drop of $4,618,000 in deferred revenue to $836,000 at September 30, 2002, compared to year end 2001, which included reductions of $1,295,000 and $4,340,000 in deferred revenue during the 2001 quarter and nine months, including the $567,000 related to contract cancellations referred to above.  To the extent that Media cannot generate additional advertising revenue to replace the deferred revenue recorded in 2001, Media’s results of operations may be negatively impacted.  Vehicles under contract were 9,700, down 800 or 8% from 10,500 a year ago, primarily reflecting efforts to reduce fleet costs.  Media’s results also included losses of $200,000 and $518,000 for the quarter and nine months related to foreign operations, compared to $41,000 for both year ago periods.

          The Company’s net realized loss on investments was $975,000 and $5,045,000 in the 2002 third quarter and nine months, compared to $1,003,000 and $2,505,000 for the 2001 periods, reflecting the above and direct chargeoffs of $3,000 and $41,000 for the 2002 quarter and nine months, and $0 for both 2001 periods.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

          The Company, like other financial institutions, is subject to interest rate risk to the extent its interest-earning assets (consisting of medallion loans and commercial loans) reprice on a different basis over time in comparison to its interest-bearing liabilities (consisting primarily of credit facilities with banks, senior secured notes, and subordinated SBA debentures).

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

          Total premiums paid under the interest rate cap agreements have been expensed. There are no unamortized premiums on the balance sheet as of September 30, 2001.  The Company will seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

          In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures.  The Company had outstanding SBA debentures of $67,845,000 with a weighted average interest rate of 6.23%, constituting 25.9% of the Company’s total indebtedness as of September 30, 2002.

Liquidity and Capital Resources

          Our sources of liquidity are the revolving line of credit with Merrill Lynch, long-term SBA debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, and participations or sales of loans to third parties.  As a RIC, we distribute at least 90% of our investment company taxable income; consequently, we primarily rely upon external sources of funds to finance growth.  In September 2002, the Trust entered into a $250,000,000 revolving line of credit with Merrill Lynch for the purpose of funding medallion loans acquired from MFC and others.  At September 30, 2002, $148,670,000 of this line was available for future use.  In May 2001, the Company applied for and received $72,000,000 of additional funding with the SBA ($111,700,000 to be committed by the SBA in total), subject to the infusion of additional equity capital into the respective subsidiaries.  At September 30, 2002, $25,515,000 of this commitment is still available.  Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits.

          The components of our debt were as follows at September 30, 2002:

	Balance	Percentage	Rate (1)

Revolving line of credit	$101,330,000	38%	3.58%
SBA debentures	67,845,000	26	6.23
Notes payable to banks	85,536,000	33	5.26
Senior secured notes	6,933,000	3	8.85

Total outstanding debt	$261,644,000	100%	6.39

          (1)     Weighted average rate as of September 30, 2002.

FINANCING ARRANGEMENTS

          In September 2002, the Company and MFC restructured a substantial portion of their outstanding debt.  A wholly-owned subsidiary of MFC, Taxi Medallion Loan Trust I (Trust), entered into a revolving line of credit with Merrill Lynch Bank, USA for the purpose of acquiring medallion loans from MFC and to provide for future growth in the medallion lending business.  The funds paid to MFC by the Trust were used to pay down notes payable to banks and senior secured notes. As a result of these paydowns, the Company and MFC were able to negotiate amendments to their existing facilities with the banks and noteholders.  As of November 14, 2002, the Company and MFC, were current on all debt obligations and in full compliance with all terms and conditions.  The Company continues to explore alternative financing options with other lenders for the balance of its debt outstanding under the notes payable to banks and the senior secured notes.

          Borrowings under the Trust’s revolving line of credit are secured by the Trust’s assets; and borrowings under the notes payable to banks and the senior secured notes are secured by the assets of MFC and the Company.  The outstanding balances were as follows:

	September 30, 2002	December 31, 2001

Revolving line of credit	$101,330,000	$—
Notes payable to banks	85,536,000	233,000,000
Senior secured notes	6,933,000	45,000,000

Total	$193,799,000	$278,000,000

(A) REVOLVING LINE OF CREDIT

          In September 2002, the Trust, a separate but wholly-owned subsidiary of MFC organized as a Delaware statutory trust entered into a revolving line of credit agreement with Merrill Lynch Bank USA (MLB) to provide up to $250,000,000 of financing to the Trust, to acquire the medallion loans from MFC, funded by the secured revolving line of credit with MLB (MLB line). MFC is the servicer of the loans owned by the Trust.   The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances in the event of default.  In addition, if certain financial tests are not met, MFC can be replaced as a servicer.  The MLB line matures in September 2003, but may be extended until September 2004 if certain conditions are met.  The interest rate is LIBOR plus 1.50% with an unused facility fee of 0.375%.

(B) Notes payable to banks and senior secured notes

          We are a party to three other financing agreements: 1) the Second Amended and Restated Loan Agreement, dated as of September 22, 2000, among the Company, MBC and the parties thereto (the Company Bank Loan); 2) the Amended and Restated Loan Agreement, dated as of December 24, 1997, as amended, among MFC and the parties thereto (the MFC Bank Loan); and 3) the Note Purchase Agreements, each dated as of June 1, 1999, as amended, between MFC and the note holders thereto (the MFC Note Agreements). In September 2002, all three agreements were amended coincident with the closing on the MLB line as described below:

          The Company Bank Loan matures August 31, 2003, and bears interest at the rate per annum of prime plus 0.5%.  The amortization schedule is as shown on page 38.  The Company Bank Loan permits the payment of dividends solely to the extent necessary to enable the Company to maintain its status as a RIC and to avoid the payment of excise taxes, consistent with the Company’s dividend policy.  The Company Bank Loan is secured by all receivables and various other assets owned by the Company.  All financial covenants are waived during the term of the loan.

          The MFC Bank Loan matures August 31, 2003, and bears interest at the rate per annum of prime, which increases to prime plus 0.5% on January 11, 2003, and further increases to prime plus 1% on May 11, 2003.  The amortization schedule is as shown on page 37.  The MFC Bank Loan permits the payment of dividends solely to the extent necessary to enable MFC to maintain its status as a RIC and to avoid the payment of excise taxes, consistent with MFC’s dividend policy.   The MFC Bank Loan is secured by all receivables and various other assets owned by MFC.  The collateral for the MFC Bank Loan secures both the MFC Bank Loan and the MFC Note Agreements on an equal basis. All financial covenants are waived during the term of the loan.

          The MFC Note Agreements have similar terms to the MFC Bank Loan, except the initial interest rate is 8.85%, which increases to 9.35% on January 12, 2003, and further increases to 9.85% on May 12, 2003.  A prepayment penalty of approximately $3,500,000 must be paid on or before maturity, of which $2,912,000 has been accrued in accordance with the prepayment provisions of the agreement, and is recorded in interest payable on the consolidated balance sheet.

          The amended Company Bank Loan and MFC Bank Loan and Note Purchase Agreements (Financing Agreements) obligate the Company or MFC, as applicable, to prepay the loans under the applicable Financing Agreement in the event the outstanding amount thereunder exceeds an agreed upon borrowing base as defined in the loan documents (which generally equals a specified percentage of the eligible outstanding commercial and medallion loans plus cash).  The Financing Agreements are guaranteed by Media, secured pro rata by 100% of Media's capital stock. In addition, as is standard with servicing agreements, the MLB Line contains a Servicer Default if MFC fails to satisfy certain financial tests and other requirements, but such failure does not, in and of itself, provide MLB the right to accelerate the maturity of loans.  If MLB obtains the right to replace MFC as the servicer, and so notifies MFC and fails to retract such notice within seven days, the banks or note holders would thereupon obtain the right to replace the Company or MFC as servicer for the loans constituting collateral under their agreements.

          Without the lenders prior written approval, the Financing Agreements continue to contain numerous and substantial operating restrictions on the Company and MFC, including restrictions on our ability to incur debt, incur liens, merge, consolidate, sell or transfer assets, loan and invest in third parties and our subsidiaries, repurchase or redeem stock, purchase portfolios, acquire or form other entities, amend certain material agreements, make capital expenditures, have outstanding intercompany receivables, and further securitize our assets.  In addition to the amortization schedule for the loans and notes shown on page 37, the Company and MFC would be required to prepay the loans and notes out of the proceeds from the sale of equity, debt, or assets, subject to certain exceptions.

The Company Bank Loan

          On July 31, 1998 (and as subsequently amended and restated), the Company and MBC entered into the Company Bank Loan, a committed revolving credit agreement with a group of banks.  On September 21, 2001, the Company Bank Loan was extended to November 5, 2001 to allow for continuation of renewal discussions which were completed and an amendment signed on February 20, 2002. The Company Bank loan was further amended on September 13, 2002.  As of September 30, 2002 and December 31, 2001, amounts available under this loan agreement were $0 and $25,000,000.

The MFC Bank Loan

          On March 27, 1992 (and as subsequently amended and restated), MFC entered into the MFC Bank Loan, a line of credit with a group of banks.  Effective on June 1, 1999, MFC extended the MFC Bank Loan until September 30, 2001 at an aggregate credit commitment amount of $220,000,000, an increase from $195,000,000 previously, pursuant to the Amended and Restated Loan Agreement dated December 24, 1997.  Amounts available under the MFC Bank Loan were reduced by amounts outstanding under the commercial paper program as the MFC Bank Loan acted as a liquidity facility for the commercial paper program.  The MFC Bank Loan was further amended on March 30, 2001, September 30, 2001, December 31, 2001, April 1, 2002, and September 13, 2002.  As of September 30, 2002 and December 31, 2001, amounts available under the MFC Bank Loan were $0.

MFC Note Agreements

          On June 1, 1999, MFC issued $22,500,000 of Series A senior secured notes and on September 1, 1999, MFC issued $22,500,000 of Series B senior secured notes (together, the Notes).  The notes rank pari passu with the Bank Loans through inter-creditor agreements, and generally are subject to the same terms, conditions, and covenants as the MFC Bank Loans.

Amendments to the Company Bank Loan, MFC Bank Loan, and MFC Note Agreements

          Previously in the fourth quarter of 2001, the Company Bank Loan matured and MFC was in default under its bank loan and its senior secured notes.  As of April 1, 2002 and September 13, 2002, the Company and MFC obtained amendments to their bank loans and senior secured notes.  The amendments, in general, waived all defaults through September 13, 2002, changed the maturity dates of the loans and notes, modified the interest rates borne on the bank loans and the secured notes, required certain immediate, scheduled or other prepayments of the loans and notes and reductions in the commitments under the bank loans, and required the Company and MFC to engage or seek to engage in certain asset sales, and instituted additional operating restrictions and reporting requirements, with most recent amendment reducing such rates.

          In addition to the changes in maturity, the interest rates on the Company and MFC’s Bank Loans and MFC’s Note Agreements were modified, and additional fees were charged to renew and maintain the facilities and notes.  The recent amendments contain substantial limitations on our ability to operate and in some cases require modifications to our previous normal operations.  Covenants restricting investment in certain subsidiaries, elimination of various intercompany balances between affiliates, limits on the amount and timing of dividends, operating covenants were all tightened, and additional reporting obligations were added as a condition of renewal.

          The amendments require the following amortization schedule based on payment activity through September 30, 2002:

		MFC

	The Company Bank Loan	Bank Loan	Note Purchase Agreement	Total

2002
October	$1,111,805	$—	$—	$1,111,805
November	1,250,000	3,309,920	690,080	5,250,000
December	1,500,000	4,551,140	948,860	7,000,000
2003
January	1,500,000	17,790,820	3,709,180	23,000,000
February	23,500,000	1,654,960	345,040	25,500,000
March	1,000,000	1,654,960	345,040	3,000,000
April	18,000,000	827,480	172,520	19,000,000
May	1,000,000	827,480	172,520	2,000,000
June	1,000,000	827,480	172,520	2,000,000
July	1,000,000	827,480	172,520	2,000,000
August	1,421,000	981,460	204,743	2,607,154

Total	$52,282,805	$33,253,180	$6,933,025	$92,469,010

As of November 14, 2002, the amounts outstanding under the Company Bank Loan, the MFC Bank Loan and the MFC Note Purchase Agreements were $48,421,000, $24,712,000, and $5,152,000, respectively.

New Financing Arrangements

          We are currently exploring refinancing options which would replace our obligations under the Company and MFC loans and the senior secured notes.  In addition to the MLB Line, the Company is actively pursuing other financing options for individual subsidiaries with alternate financing sources, and is continuing the ongoing program of loan participations and sales to provide additional sources of funds for both external expansion and continuation of internal growth.

Interest and Principal Payments

          Interest and principal payments are paid monthly. Interest on the bank loans is calculated monthly at a rate indexed to the bank’s prime rate.  Substantially all promissory notes evidencing the Company’s and MFC’s investments, other than those held by the Trust, are held by a bank as collateral agent under the agreements.  The Company and MFC are required to pay an amendment fee of 25 basis points on the amount of the aggregate commitment for the Company.  As noted above, the amendments entered into during 2002 to the Company’s bank loans and senior secured notes involved changes, and in some cases increases, to the interest rates payable thereunder.  In addition, during events of default, the interest rate borne on the lines of credit is based upon a margin over the prime rate rather than LIBOR.  In addition to the interest rate charges, approximately $12,282,000 had been incurred through November 14, 2002 for attorneys and other professional advisors, most working on behalf of the lenders, of which $4,992,000 and $7,310,000 was expensed as part of costs of debt extinguishment in the 2002 third quarter and nine months, $182,000 and $642,000 was expensed as part of interest expense in the 2002 third quarter and nine months, and $173,000 was expensed as part of professional fees in the nine months ended September 30, 2002 ($0 in the third quarter).  The balance of $4,179,000, which relates solely to the new Trust’s line of credit with Merrill Lynch, will be charged to interest expense over the remaining term of the line of credit.

          The table below shows the costs of the debt and related amounts outstanding.

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001
The Company
Interest expense (1)	$770,359	$1,301,930	$3,300,305	$4,998,062
Costs of debt extinguishments	749,945	—	1,735,404	—

Total debt costs	$1,520,304	$1,301,930	$5,035,709	$4,998,062

Average borrowings outstanding	$54,079,530	$95,302,645	$63,793,925	$98,302,198
Interest rate (2)	5.65%	5.42%	6.92%	6.80%
Total debt costs rate (3)	11.15%	5.42%	10.55%	6.80%
Amount outstanding	—	—	$52,282,805	$81,050,000
Weighted average interest at period end	—	—	5.45%	4.65%
MFC
Interest expense (1)	$2,870,732	$3,850,383	$9,232,938	$13,147,188
Costs of debt extinguishments	5,120,572	—	7,236,896	—

Total debt costs	$7,991,304	$3,850,383	$16,469,834	$13,147,188

Average borrowings outstanding	$142,174,418	$219,371,195	$170,901,449	$243,391,648
Interest rate (2)	8.01%	6.98%	7.23%	7.24%
Total debt costs rate (3)	22.30%	6.96%	12.88%	7.22%
Amount outstanding	—	—	$40,186,154	$211,500,000
Weighted average interest at period end	—	—	5.62%	6.35%

Combined
Interest expense (1)	$3,641,091	$5,152,313	$12,533,243	$18,145,250
Costs of debt extinguishments	5,870,517	—	8,972,300	—

Total debt costs	$9,511,608	$5,152,313	$21,505,543	$18,145,250

Average borrowings outstanding	$196,253,948	$314,673,840	$234,695,374	$341,693,846

Interest rate (2)	7.36%	6.51%	7.14%	7.11%
Total debt costs rate (3)	19.23%	6.50%	12.25%	7.10%
Amount outstanding	—	—	$92,468,959	$292,550,000
Weighted average interest at period end	—	—	5.52%	5.88%

(1)     Includes commitment fees, and amortization of certain capitalized costs of obtaining debt.
(2)     Represents interest expense for the period presented as a percentage of average borrowings outstanding.
(3)     Represents total debt costs for the period presented as a percentage of average borrowings outstanding.

(C)     Interest Rate Cap Agreements

          On June 22, 2000, MFC entered into an interest rate cap agreement limiting the Company’s maximum LIBOR exposure on $10,000,000 of MFC’s revolving credit facility to 7.25% until June 24, 2002.  Premiums paid under interest rate cap agreements were fully expensed in 2001, including $0 and $82,000 expensed in the 2001 third quarter and nine months. There are no unamortized premiums on the balance sheet as of September 30, 2002.

           The Company values its portfolio at fair value as determined in good faith by the Company’s Board of Directors in accordance with the Company’s valuation policy.  Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis.  The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely.  The Company records unrealized appreciation on equities if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, the Company’s security has also appreciated in value. Without a readily ascertainable market value, the estimated value of the Company’s portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. The Company adjusts the valuation of the portfolio quarterly to reflect the Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in the Company’s statement of operations as net unrealized appreciation (depreciation) on investments.  The Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value.  The Company uses Media’s actual results of operations as the best estimate of changes in fair value and records the result as a component of unrealized appreciation (depreciation) on investments.

          In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments.  Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short term floating rate debt, and to a lesser extent with long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net increase (decrease) in assets by less than 4% over a nine month horizon. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

          During the 2001 second and third quarters, the Company completed an equity offering of 3,660,000 common shares at $11 per share raising over $40,000,000 of additional capital.  The Company continues to work with investment banking firms to investigate the viability of a number of other financing options which include, among others, the sale or spin off certain assets or divisions, the development of a securitization conduit program and other independent financing for certain subsidiaries or asset classes.  These financing options would also provide additional sources of funds for both external expansion and continuation of internal growth.

          The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2002:

(Dollars in thousands)	The Company	MFC	BLL	MCI	MBC	FSVC	Total 9/30/02	6/30/02	3/31/02	12/31/01

Cash	$686	$7,462	$312	$7,070	$3,650	$1,868	$21,048	$28,920	$32,064	$25,409
Bank loans (1)								204,930	290,000	318,000
Amounts outstanding	52,283	33,253					85,536	195,028	219,289	233,000
Average interest rate	5.45%	4.95%					5.26	8.11%	5.02%	5.30%
Maturity	8/03	8/03					8/03	Matured	5/02-6/02	11/01-6/02
Lines of Credit (2)		250,000					250,000	—	—	—
Amounts available		148,670					148,670	—	—	—
Amounts outstanding		101,330					101,330	—	—	—
Average interest rate		3.58%					3.58%	—	—	—
Maturity		9/03					9/03	—	—	—
SBA debentures (3)				46,500		46,860	93,360	93,360	$93,360	93,360
Amounts available				21,000		4,515	25,515	40,515	43,515	49,515
Amounts outstanding				25,500		42,345	67,845	52,845	49,845	43,845
Average interest rate				7.31%		5.58%	6.23%	7.11%	6.50%	6.96%
Maturity				3/06-3/12		12/02-3/13	12/02-3/13	12/02-3/13	12/02-9/11	12/02-12/11
Senior secured notes (1)		6,933					6,933	29,209	$44,000	45,000
Average interest rate		8.85%					8.85%	10.35%	8.35%	7.35%
Maturity		8/03					8/03	6/03	6/02	6/04-9/04

Total cash and amounts undisbursed under credit facilities	$686	$156,132	$312	$28,070	$3,650	$6,383	$195,233	$69,435	$75,579	$74,924

Total debt outstanding	$52,283	$141,516	$—	$25,500	$—	$42,345	$261,644	$277,082	$313,134	$321,845

(1) The Bank loans have been renewed in a term debt agreement maturing August 31, 2003. There are fixed amortization requirements each month.
(2) New line of credit with Merrill Lynch for medallion lending.
(3) The remaining amounts under the approved commitment from the SBA may be down through May 2006, upon submission of a request for funding by the Company and it subsequent acceptance by the SBA.

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

          Furthermore, the Company has submitted an application to receive a bank charter for an Industrial Loan Company (ILC) to be headquartered in Salt Lake City, Utah, which if granted, would permit the Company to receive deposits insured by the Federal Deposit Insurance Corporation.  The Company has held meetings with the relevant regulatory bodies in connection with such an application.  There can be no assurances that such financings will be obtained or that any application related to a bank charter would be approved.

          Media funds its operations through internal cash flow and inter-company debt.  Media is not a RIC and, therefore, is able to retain earnings to finance growth.  Media’s growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from September 11th and the economic downturn. Media has developed an operating plan to fund only necessary operations out of available cash flow and to escalate its sales activities to generate new revenues.  Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historical levels.

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

          The Company adopted these standards effective January 1, 2002, and has determined that there is no financial statement impact of adoption.  At September 30, 2002, the Company had $5,008,000 of goodwill on its consolidated balance sheet and $2,082,000 was recorded on the balance sheet of Media, its wholly-owned subsidiary, that is subject to the asset impairment review required by SFAS No. 142.

Common Stock

          Our common stock is quoted on the Nasdaq National Market under the symbol TAXI.  Our common stock commenced trading on May 23, 1996.  As of November 13, 2002, there were approximately 121 holders of record of the Company’s common stock.

          On November 13, 2002, the last reported sale price of our common stock was $4.61 per share.  The following table sets forth the range of high and low closing prices of the common stock as reported on t he NASDAQ National Market for the periods indicated:

2002	HIGH	LOW

Third Quarter	$5.25	$3.00
Second Quarter	7.20	3.71
First Quarter	9.20	7.77

2001

Fourth Quarter	$9.52	$6.90
Third Quarter	10.98	7.67
Second Quarter	13.54	8.46
First Quarter	15.09	8.52

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

Our ability to make dividend payments is further restricted by certain financial covenants contained in our credit agreements, which require paydowns on amounts outstanding if dividends exceed certain amounts, by SBA regulations, and under the terms of the SBA debentures.  There can be no assurances; however, that we will have sufficient earnings to pay such dividends in the future.

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

          We have a continuing need for capital to finance our lending activities.  Our current sources of capital and liquidity are the following:

• line of credit for medallion lending;

• loan amortization and prepayments;

• sales and participations of loans; and

• fixed-rate, long-term SBA debentures that are issued to or guaranteed by the SBA

          As a Regulated Investment Company (RIC), we are required to distribute at least 90% of our investment company taxable income.  Consequently, we primarily rely upon external sources of funds to finance growth.  At September 30, 2002, we had $148,670,000 available under the Trust’s medallion lending revolving line of credit and $25,515,000 available under outstanding commitments from the SBA.

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

          The Company’s BLL subsidiary has been operating under an agreement with the State of Connecticut Regulatory Body to, among other things, improve BLL’s liquidity and capital ratios, correct certain operational weaknesses, improve the quality of assets, and increase the level of valuation allowances, the latter of which has already been reflected in these financial statements.  The Board of Directors of BLL had entered into an agreement to address these areas of concern, which are similar to those in previous reports.  There can be no assurance that BLL will be able to fully comply with its provisions.  BLL represents less than 1% of the profits of the Company.

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

          The economic downturn has resulted in certain of our commercial loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us. If the economic downturn continues, the level of delinquencies, defaults, and loan losses in commercial loan portfolio could increase.  The terrorist attack on New York City on September 11, 2001 and the economic downturn have affected our revenues by increasing loan delinquencies and non-performing loans, increasing prepayments, stressing collateral value and decreasing taxi advertising.  Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at September 30, 2002 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

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

          We compete with banks, credit unions, and other finance companies, some of which are SBICs in the origination of taxicab medallion loans and commercial loans.  We also compete with finance subsidiaries of equipment manufacturers.  Many of these competitors have greater resources than the Company and certain competitors are subject to less restrictive regulations than the Company.  As a result, there can be no assurance that we will be able to continue to identify and complete financing transactions that will permit us to continue to compete successfully.

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

          Considering these factors, we have determined that the fair value of our portfolio is below its cost basis.  At September 30, 2002, our net unrealized depreciation on net investments was approximately $3,744,000.  Based upon current market conditions and current loan-to-value ratios, our board of directors believes that the net unrealized depreciation on investments is adequate to reflect the fair value of the portfolio.

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

          A significant portion of our taxicab advertising and loan revenue is derived from loans collateralized by New York City taxicab medallions.  According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10% each year.  However, for sustained periods during that time, taxicab medallions have declined in value.  New York City taxicab medallions have increased 2%-3% and 6%-8% during the 2002 third quarter and nine months.

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

          The SBIA regulates some of our subsidiaries.  The SBIA restricts distributions by an SBIC.  Our SBIC subsidiaries that are also regulated investment companies could be prohibited by SBA regulations from making the distributions necessary to qualify as a regulated investment company.  Each year, in order to comply with the SBA regulations and the regulated investment company distribution requirements, we must request and receive a waiver of the SBA’s restrictions.  While the current policy of the SBA’s Office of SBIC Operations is to grant such waivers if the SBIC makes certain offsetting adjustments to its paid-in capital and surplus accounts, there can be no assurance that this will continue to be the SBA’s policy or that our subsidiaries will have adequate capital to make the required adjustments.  If our subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of regulated investment company status and a consequent imposition of an entity-level tax.

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

          The fair value of the collateral appreciation participation loan portfolio at September 30, 2002 was $950,000, which represented less than 1% of the total investment portfolio, and the owned medallion portion was $8,000,000 or 1.8% of total assets.  We will continue to monitor the levels of these asset types in conjunction with the diversification tests.

Our past use of Arthur Andersen LLP as our independent auditors may pose risks to us and also limit your ability to seek potential recoveries from them related to their work.

          Effective July 29, 2002, the Company dismissed its independent auditors, Arthur Andersen LLP (Andersen), in view of recent developments involving Andersen, and engaged PricewaterhouseCoopers LLP to serve as the Company’s independent public accountants and to audit the financial statements for the fiscal year ending December 31, 2002.

               As a public company, we are required to file periodic financial statements with the Securities and Exchange Commission (the SEC) that have been audited or reviewed by an independent accountant.  As our former independent auditors, Andersen provided a report on our consolidated financial statements as of and for each of the five fiscal years in the period ended December 31, 2001.  SEC rules require us to obtain Andersen’s consent to the inclusion of its audit report in our public filings.  However, Andersen was indicted and found guilty of federal obstruction of justice charges, and has informed the Company that it is no longer able to provide such consent as a result of the departure from Andersen of the former partner and manager responsible for audit report.  Under these circumstances, Rule 437A under the Securities Act of 1933, as amended, permits the Company to incorporate the audit report and the audited financial statements without obtaining the consent of Andersen.

          The SEC has recently provided regulatory relief designed to allow public companies to dispense with the requirement that they file a consent of Andersen in certain circumstances.  Notwithstanding this relief, the inability of Andersen to provide either its consent or customary assurance services to us now and in the future could negatively affect our ability to, among other things, access the public capital markets.  Any delay or inability to access the public markets as a result of this situation could have a material adverse impact on our business, financial condition, and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          There has been no material change in disclosure regarding quantitative and qualitative disclosure about market risk since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

          Based on their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

          There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

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

          None

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

10.1

Amendement No. 5 to Second Amended and Restated Loan Agreement and Limited Waiver, dated as of September 11, 2002, by and among, the Company, MBC and the parties thereto.  Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.2

Amendment No. 8 to Amended and Restated Loan Agreement, Limited Waiver and Consent, dated as of September 11, 2002, by and among MFC and the parties thereto. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein

10.3

Fourth Amendmend to the Note Purchase Agreements, Limited Waiver and Consent, dated as of September 11, 2002, by and among MFC and the parties thereto. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.4

Loan and Security Agreement, Fourth Amendment to the Note Purchase Agreements, Limited Waiver and Consent, dated as of September 11, 2002, by and among MFC and the parties thereto. Filed as Exhibit 10.4 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.5

Loan and Sale Contribution Agreement, dated as of September 13, 2002, between the Company and the Trust.  Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.6

Loan Sale and Exchange Agreement, dated as of September 13, 2002, between the Company and MFC.  Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.7

Servicing Agreement, among MFC, the Trust and the parties thereto, dated as of September 13, 2002.  Filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.8

Custodial Agreement, dated as of September 13, 2002, among the lenders thereto, the Trust, MFC and Wells Fargo.  Filed as Exhibit 10.8 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.9

Amended and Restated Trust Agreement, dated as of September 13, 2002, by and between MFC and Wachovia Trust Company, National Association.  Filed as Exhibit 10.9 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

99.1	Certification by the CEO pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the CFO pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

          On September 19, 2002, the Company filed a Current Report on Form 8-K disclosing the consummation of the MLB line and the amendments to the Company Bank Loan, MFC Bank Loan and MFC Note Agreements.

MEDALLION FINANCIAL CORP.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date:	November 14, 2002

By:	/s/ JAMES E. JACK	By:	/s/ LARRY D. HALL

	James E. Jack Executive Vice President and Chief Financial Officer Signing on behalf of the registrant as principal financial officer.		Larry D. Hall Senior Vice President and Chief Accounting Officer Signing on behalf of the registrant as principal accounting officer.

I, Alvin Murstein, Chairman and Chief Executive Officer, certify that:

          1.   I have reviewed this quarterly report on Form 10-Q of Medallion Financial Corp.;

          2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

          4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                    c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ ALVIN MURSTEIN

Alvin Murstein Chairman and Chief Executive Officer

          I, James E. Jack, Chief Financial Officer, certify that:

          1.   I have reviewed this quarterly report on Form 10-Q of Medallion Financial Corp.;

          2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

          4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                    c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JAMES E. JACK

James E. Jack Chief Financial Officer