Form 10-K
period 2002-12-31
MEDALLION FINANCIAL CORP
filed 2003-03-31
CIK 1000209

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-27812

MEDALLION FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3291176
(State of Incorporation)	(IRS Employer Identification No.)

437 MADISON AVENUE, NEW YORK, NEW YORK 10022

(Address of principal executive offices)	(Zip Code)

(212) 328-2100

(Registrants telephone number, including area code)

Securities registrant pursuant to Section 12(b) of the Act: None

Securities registered to Section 12(g) of the Act: Common Stock, par value $0.01 per share
(Title of class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 28, 2002 (the last business day of the registrants most recently completed second quarter) was $84,297,000.

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of March 27, 2003 was 18,242,728.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year-end of December 31, 2002, are incorporated by reference into Part III of this Form 10-K.

MEDALLION FINANCIAL CORP.

2002 FORM 10-K ANNUAL REPORT

          The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

          This report contains forward-looking statements relating to future events and future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language.  Actual results could differ materially from those anticipated in such forward-looking statements.  All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward-looking statements.  The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

PART I

          ITEM 1. BUSINESS OF THE COMPANY

GENERAL

          Medallion Financial Corp. (the Company) is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses.  Since 1996, the year which we went public, we have increased our medallion loan portfolio at a compound annual growth rate of 8%, and our commercial loan portfolio at a compound annual growth rate of 15%.  Our total assets under our management, which includes assets serviced for third party investors, were approximately $647,557,000 as of December 31, 2002, and have grown from $215,000,000 at the end of 1996, a compound annual growth rate of 20%.

          The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC).  The Company also conducts business through Business Lenders, LLC (BLL), licensed by the Small Business Administration (SBA) section 7(a) program; Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital Inc. (MCI), which conducts a mezzanine financing business; and Freshstart Venture Capital Corp. (FSVC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans.  MFC, MCI, and FSVC operate as SBICs and are regulated and financed in part by the SBA.

          As an adjunct to the Company’s taxicab medallion finance business, the Company operates a taxicab rooftop advertising business, Medallion Taxi Media, Inc. (Media), one of the largest taxicab rooftop advertising businesses in the nation, providing advertising space in 33 metropolitan areas in the United States and in 2 cities in Japan. Since 1996, we have increased the number of our U.S. taxicab rooftop displays from 1,550 to approximately 9,600 at December 31, 2002, a compound annual growth rate of 36%.  In Japan, the Company has contracts on 6,200 taxicab racks and rooftop displays.

          Alvin Murstein, the Company’s Chairman and Chief Executive Officer, has over 40 years of experience in the ownership, management, and financing of taxicab medallions.  Andrew Murstein, the Company’s President, is the third generation in his family to participate in the business.

          We are a closed-end, non-diversified management investment company under the Investment Company Act of 1940, as amended (1940 Act).  Our investment objectives are to provide a high level of distributable income, consistent with the preservation of capital, as well as long-term growth of net asset value.

          We have elected to be treated as a Business Development Company registered under the 1940 Act. In addition, we have historically elected to be treated for tax purposes as a Regulated Investment Company (RIC) under the Internal Revenue Code of 1986, as amended (the Code).  Assuming we qualify to be treated as a RIC for any taxable year, we will not be subject to U.S. federal income tax on any (i) investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) that we distribute to our stockholders (provided that at least 90% of our investment company taxable income for that taxable year is distributed) or (ii) any net capital gains that we distribute to our shareholders.  To the extent permitted under our bank agreements, we intend to pay cash dividends to take advantage of these rules and minimize or eliminate our federally taxable income.  The Company did not qualify to be treated as a RIC for 2002, primarily due to a shortfall of interest and dividend income in comparison to our total taxable income from other sources.  This shortfall was caused primarily by losses in MFC and other subsidiaries.  As a result, the Company was treated as a taxable entity in 2002, which had an immaterial effect on the Company’s financial position and results of operations for 2002.  The Company is currently assessing whether to attempt to requalify as a RIC in 2003 in view of this change in status, a proposed new tax law, and other strategic considerations, including the optimum utilization of possible taxable losses.  The Company believes that, if it so desires, it will be able to take appropriate measures to qualify as a RIC in 2003.

MEDALLION LOANS

          Medallion loans of $210,476,000 comprised 59% of our $356,246,000 net investment portfolio as of December 31, 2002.  Since 1979, we have originated, on a combined basis, approximately $913,800,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States.  Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets.  As of December 31, 2002, approximately 83% of the principal amount of our medallion loans were in New York City.  Although some of the medallion loans have from time to time been in arrears or in default, our loss experience on medallion loans has been negligible.  We estimate that the average loan-to-value ratio of all of the medallion loans is approximately 57%.  In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

          The New York City Taxi and Limousine Commission (TLC) estimates that the total value of all of New York City taxicab medallions and related assets exceeds of $3.1 billion.  We estimate that the total value of all taxicab medallions and related assets in the United States exceeds $4.6 billion.  We believe that we will continue to develop growth opportunities by further penetrating the highly fragmented medallion financing marketplace.  Additionally, in the future, the Company may enhance its portfolio growth rate through selective acquisitions of medallion financing businesses and their related portfolios.  Since our initial public offering, we have acquired several additional medallion loan portfolios.

          Portfolio Characteristics

          Medallion loans generally require equal monthly payments covering accrued interest and amortization of principal over a ten to fifteen year schedule, subject to a balloon payment of all outstanding principal after four or five years.  More recently, we have begun to originate loans with one-to-four year maturities where interest rates are adjusted and a new maturity period set.  Borrowers may prepay medallion loans upon payment of a fee of approximately 90 days’ interest.  We believe that the likelihood of prepayment is a function of changes in interest rates.  Borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rate payable on their loan is high relative to prevailing interest rates, and we believe that they are less likely to prepay in a rising interest rate environment.  We generally retain the medallion loans we originate; however, from time to time, we participate or sell shares of some loans or portfolios to interested third party financial institutions.  In these cases, we retain the borrower relationships and service the sold loans.  The total amount of medallion loans under management was $292,332,000 at December 31, 2002, compared to $346,458,000 at December 31, 2001.

          At December 31, 2002, substantially all medallion loans were collateralized by first security interests in taxicab medallions and related assets (vehicles, meters, etc.), and were originated at an approximate loan-to-value ratio of 80%.  In addition, we have recourse against the vast majority of direct and indirect owners of the medallions who personally guarantee the loans.  Although personal guarantees increase the commitment of borrowers to repay their loans, there can be no assurance that the assets available under personal guarantees would, if required, be sufficient to satisfy the obligations subject to such guarantees.

          We believe that our medallion loan portfolio is of high credit quality because medallions have generally increased in value and are relatively simple to repossess and resell in an active market.  In the past when a borrower has defaulted on a loan, we have seized the medallion collateralizing that loan.  If the loan was not brought current, the medallion was sold in the active market at prices at or in excess of the amounts due.  Although some of the medallion loans have from time to time been in arrears or in default, our loss experience on medallion loans has been negligible.

Market Position

          We have originated and serviced medallion loans since 1979, and have established a leading position in the industry.  Management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services, dating back to 1956.  Medallion loans collateralized by New York City taxicab medallions and related assets comprised 83% of the value of the medallion loan portfolio at December 31, 2002.  The balance of medallion loans are collateralized by taxicab medallions in Chicago, Boston, Newark, Cambridge, and other cities within the United States.  We believe that there are significant growth opportunities in these and other metropolitan markets nationwide.

          The following table displays information on medallion loans outstanding in each of our major markets at December 31, 2002.

	# Of Loans	% of Total Investments(1)	% of Medallion Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance

Medallion loans
New York	1,439	48.9%	82.7%	7.41%	$174,681,251
Chicago	255	3.8	6.4	7.52	13,571,242
Boston	96	2.7	4.6	10.60	9,741,087
Newark	83	2.1	3.6	10.17	7,665,007
Cambridge	20	0.6	1.0	9.69	2,151,557
Other	52	1.0	1.7	10.55	3,547,904

Total medallion loans	1,945	59.1%	100.0%	7.74	211,358,048

Deferred loan acquisition costs					309,504
Unrealized depreciation on loans					(1,191,631)

Net medallion loans					$210,475,921

(1)	Based on principal balance outstanding.
(2)	Based on the contractual rates of the portfolios at December 31, 2002.

          The New York City Market.  A New York City taxicab medallion is the only permitted license to operate a taxicab and accept street hails in New York City.  As reported by the TLC, individual (owner-driver) medallions sold for approximately $211,000 and corporate medallions sold for approximately $250,000 at December 31, 2002.  The number of taxicab medallions is limited by law, and as a result of the limited supply of medallions, an active market for medallions has developed.  The law limiting the number of medallions also stipulates that the ownership for the 12,053 medallions outstanding at December 31, 2002 shall remain divided into 5,086 individual medallions and 6,967 fleet or corporate medallions.  Corporate medallions are more valuable because they can be aggregated by businesses and leased to drivers and operated for more than one shift.

          A prospective medallion owner must qualify under the medallion ownership standards set and enforced by the TLC.  These standards prohibit individuals with criminal records from owning medallions, require that the funds used to purchase medallions be derived from legitimate sources, and mandate that taxicab vehicles and meters meet TLC specifications.  In addition, before the TLC will approve a medallion transfer, the TLC requires a letter from the seller’s insurer stating that there are no outstanding claims for personal injuries in excess of insurance coverage.  After the transfer is approved, the owner’s taxicab is subject to quarterly TLC inspections.

          Most New York City medallion transfers are handled through approximately 32 medallion brokers licensed by the TLC.  In addition to brokering medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing.  The Company has excellent relations with many of the most active brokers and regularly receives referrals from them.  However, the Company receives most of its referrals from a small number of brokers.

          The Chicago Market.  We estimate that Chicago medallions currently sell for approximately $60,000.  Pursuant to a municipal ordinance, the number of outstanding medallions is currently capped at 6,700, which includes an additional 150 and 200 medallions that were auctioned and placed into service in July 1999 and December 2000, respectively.  We estimate that the total value of all Chicago medallions and related assets is over $536,000,000.

          The Boston Market.  We estimate that Boston medallions currently sell for approximately $191,000.  The number of Boston medallions had been limited by law since 1930 to 1,525 medallions.  However 300 additional medallions were authorized in 1993, 75 additional medallions were auctioned and put into service in January 1999, and an additional 57 medallions were auctioned in June 2000.  We estimate that the total value of all Boston medallions and related assets is over $412,000,000.

          The Newark Market.  We estimate that Newark medallions currently sell for approximately $195,000.  The number of Newark medallions currently has been limited to 600 since 1950 by local law.  We estimate that the total value of all Newark medallions and related assets is over $129,000,000.

          The Cambridge Market.  We estimate that Cambridge medallions currently sell for approximately $195,000.  The number of Cambridge medallions has been limited to 248 since 1945 by a Cambridge city ordinance.  We estimate that the total value of all Cambridge medallions and related assets is over $53,000,000.

COMMERCIAL LOANS

          Commercial loans of $138,361,000 comprised 39% of the $356,246,000 net investment portfolio as of December 31, 2002.  From the inception of the commercial loan business in 1987 through December 31, 2002, we have originated more than 10,000 commercial loans for an aggregate principal amount of approximately $588,000,000.  The commercial loan portfolio consists of floating-rate, adjustable, and fixed-rate loans.  We have increased our commercial loan activity in recent years primarily because of the attractive higher yielding, floating rate nature of most of this business.  The outstanding balances of commercial loans grew at a compound annual rate of 15% since 1996, although balances declined 31% during 2002, as the Company sought to increase liquidity by selling and not renewing certain loans.  The increase since 1996 has been primarily driven by internal growth through the origination of additional commercial loans.  We plan to again expand our commercial loan activities by developing a more diverse borrower base, a wider geographic area of coverage, and by expanding targeted industries.

          Commercial loans are generally secured by equipment, accounts receivable, real estate, and other assets, and have interest rates averaging 200 basis points over the prevailing prime rate.  As with medallion loans, the vast majority of the principals of borrowers personally guarantee commercial loans.  The aggregate realized loss of principal on commercial loans has averaged less than 1.5% per annum for each of the last five years.

Asset Based Loans

          The Company originates asset-based loans to small businesses for working capital through its MBC subsidiary.  These loans are primarily collateralized by accounts receivable of small businesses that require credit facilities ranging from $250,000 to $3,500,000, a market we believe is underserved, and which represents approximately 29% of the commercial loan portfolio.  We had successfully established 39 credit lines at December 31, 2002.  These credit facilities are secured principally by the borrower’s accounts receivable, but may also be secured by inventory, machinery, or equipment.  Currently, our customer base is concentrated in the New York metropolitan area and includes manufacturers, distributors and service organizations.  These loans are generally priced at approximately 300 basis points over the prevailing prime rate.

Secured Mezzanine Loans

          Through our MCI subsidiary we originate both senior and subordinated loans to businesses in a variety of industries, including radio and television stations, airport food service operations, telephone companies, manufacturing concerns, and laser eye surgery clinics.  These loans are primarily secured by a second position on all assets of the businesses, range from $1,000,000 to $5,000,000, and represent approximately 23% of the commercial loan portfolio.  Frequently, we receive warrants to purchase an equity interest in the borrowers of secured mezzanine loans.

SBA Section 7 (a) loans

          The Company originates loans under the Section 7(a) program of the SBA through its BLL subsidiary.  Up to 85% of the amounts of these loans are guaranteed (up to $1,000,000) by the federal government.  These loans are secured by fixed assets and or real estate throughout the New England and the New York metropolitan regions, and comprise approximately 23% of the commercial loan portfolio.  BLL has achieved “preferred lender” status from the SBA in 9 geographical districts in which it originates loans, enabling them to obtain expedited loan approval and closing from the SBA.  These loans have floating interest rates tied to a spread over the prime rate.  Additionally, a liquid market exists for the sale of the guaranteed portion of these loans.  BLL regularly sells the guaranteed portion of the Section 7(a) loans in the secondary market and recognizes a gain on these sales.  This gain is accounted for in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No.125.”  We believe that the floating-rate nature of these loans is beneficial for our interest rate exposure management.  Due to limitations imposed by the Company’s lenders, sources of liquidity were reduced for BLL, which resulted in BLL maintaining a business status quo as opposed to its previous rapid expansion.  Since late 2000, no additional funding has been provided to BLL for new business growth, and as a result, BLL has reduced the scope of its operations by reducing personnel and closing offices, and has funded all new loan activity and operations from its own internally generated cash flow, which is anticipated to be adequate to fund future operations as well.  The Company has sold certain retained unguaranteed portions of this loan portfolio during 2002, and may continue to do so in the future, and may also pursue other strategic alternatives.

Other Secured Commercial Loans

          The Company originates other commercial loans that are not concentrated in any particular industry.  These loans, which are generally fixed-rate loans, represent approximately 25% of our commercial loan portfolio.  Historically this portfolio had been made up of fixed-rate loans, but substantially all business originated over the last four years has been at adjustable interest rates, generally repricing on their anniversary date.  Borrowers include food service, real estate, dry cleaner, and laundromat businesses.

          The following table displays information on the types of loans outstanding in our commercial loan portfolio at December 31, 2002.

	# Of Loans	% of Total Investments(1)	% of Commercial Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance

Commercial Loans
Asset-based	41	11.9%	29.4%	9.92%	$42,524,901
Secured mezzanine	32	9.3	23.1	12.87	33,360,633
SBA Section 7(a)	646	9.1	22.6	7.38	32,665,580
Other secured commercial	272	10.1	24.9	9.19	36,013,332

Total commercial loans	991	40.4%	100.0%	9.85	144,564,446

Deferred loan acquisition costs					1,139,446
Discount on SBA section 7(a) loans					(1,537,203)
Unrealized depreciation on loans					(5,805,794)

Net commercial loans					$138,360,895

(1)	Based on principal balance outstanding
(2)	Based on the contractual rates of the portfolios at December 31, 2002.

Portfolio Characteristics

          Commercial loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business.  We have originated commercial loans in principal amounts ranging from $50,000 to approximately $5,000,000.  These loans are generally retained and typically have maturities ranging from one to ten years and require equal monthly payments covering accrued interest and amortization of principal over a four to five year term.  Substantially all loans generally may be prepaid with a fee ranging from 30 to 120 days’ interest.  The term of, and interest rate charged on, our outstanding loans are subject to SBA regulations.  Under SBA regulations, the maximum rate of interest permitted on loans originated by the Company is 19%.  Unlike medallion loans, for which competition precludes us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans.  We believe that the increased yield on commercial loans compensates for their higher risk relative to medallion loans and further illustrates the benefits of diversification.

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

Delinquency and Loan Loss Experience

          We generally follow a practice of discontinuing the accrual of interest income on our commercial loans that are in arrears as to interest payments for a period of 90 days or more.  We deliver a default notice and begin foreclosure and liquidation proceedings when management determines that pursuit of these remedies is the most appropriate course of action under the circumstances. A loan is considered to be delinquent if the borrower fails to make a payment on time; however, during the course of discussion on delinquent status, we may agree to modify the payment terms of the loan with a borrower that cannot make payments in accordance with the original loan agreement.  For loan modifications, the loan will only be returned to accrual status if all past due interest payments are brought fully current.  Based upon the assessment of our collateral position, we evaluate most of these relationships on an “enterprise value” basis and expect to locate and install a new operator to run the business and reduce the debt.  For credit that is collateral based, we anticipate that a substantial portion of the principal amount of delinquent loans would be collected upon foreclosure of such loans, if necessary.  There can be no assurance, however, that the collateral securing these loans will be adequate in the event of foreclosure.

          The following table shows the trend in loans 90 days or more past due as of December 31,

	2002			2001			2000

Medallion loans	$7,519,000	2.1	%(1)	$12,351,000	2.7	%(1)	$14,027,000	2.7	%(1)
Commercial loans
Secured mezzanine	9,669,000	2.7		8,426,000	1.8		3,206,000	0.6
SBA Section 7(a)	8,326,000	2.3		12,637,000	2.7		11,125,000	2.2
Asset-based receivable	—	0.0		—	0.0		—	0.0
Other secured commercial	4,071,000	1.2		10,000,000	2.2		7,354,000	1.4

Total commercial loans	22,066,000	6.2		31,063,000	6.7		21,685,000	4.2

Total loans 90 days or more past due	$29,585,000	8.3%		$43,414,000	9.4%		$35,712,000	6.9%

(1)	Percentage is calculated against the total loan portfolio.

          The decrease in medallion loan delinquencies during 2002 primarily reflected the improvement in the business environment in New York City and the strengthening of the taxi medallion market.  Secured mezzanine financing delinquencies primarily reflected the impact of the economy and the September 11, 2001 terrorist attacks on certain concession and media properties which is believed to be of temporary nature.  The increase from 2001 was due to the addition of a restaurant credit to nonaccrual.  The delinquencies in the SBA Section 7(a) portfolio have remained relatively constant as a percentage of loans outstanding and the improvement reflects the resolution of several long term workout credits.  Included in the SBA Section 7(a) delinquency figures are $2,696,000, $5,407,000, and $6,823,000 at December 31, 2002, 2001, and 2000, respectively, which represent loans repurchased for the purpose of collecting on the SBA guarantee.  The decrease in other commercial secured delinquencies compared to 2001 reflected the resolution of several large long-term workout credits which were satisfactorily resolved.  The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan.  Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

          We monitor delinquent loans for possible exposure to loss, by analyzing various factors, including the value of the collateral securing the loan and the borrower’s prior payment history.  Under the 1940 Act, the loan portfolio must be recorded at fair value or “marked-to-market.”  Unlike other lending institutions, we are not permitted to establish reserves for loan losses.  Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio.  Since no ready market exists for this portfolio, fair value is subject to the good faith determination of management and the approval of the Board of Directors.  Because of the subjectivity of these estimates, there can be no assurance that, in the event of a foreclosure or the sale of portfolio loans, we would be able to recover the amounts reflected on the balance sheet.

          In determining the value of the portfolio, management and the Board of Directors may take into consideration various factors such as the financial condition of the borrower and the adequacy of the collateral.  For example, in a period of sustained increases in market rates of interest, management and the Board of Directors could decrease its valuation of the portfolio if the portfolio consists primarily of fixed-rate loans.  Valuation procedures are designed to generate values which approximate the value that would have been established by market forces and are therefore subject to uncertainties and variations from reported results.  Based upon these factors, net unrealized appreciation or depreciation on investments is determined, or the amount by which our estimate of the current realizable value of our portfolio is above or below our cost basis.

          The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on investments for the periods indicated.

	Loans	Equity Investments	Total

Balance December 31, 1999	$(8,984,053)	$(585,829)	$(9,569,882)
Increase in unrealized
Appreciation on investments	412,807	200,000	612,807
Depreciation on investments	(636,367)	(20,767)	(657,134)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(2,573)	(15,981)	(18,554)
Losses on investments	2,221,396	—	2,221,396

Balance, December 31, 2000	(6,988,790)	(422,577)	(7,411,367)
Increase in unrealized
Appreciation on investments	—	2,937,051	2,937,051
Depreciation on investments	(6,495,139)	(915,492)	(7,410,631)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(3,155)	—	(3,155)
Losses on investments	3,862,449	450,014	4,312,463
Other	(1,669)	76,256	74,587

Balance December 31, 2001	(9,626,304)	2,125,252	(7,501,052)
Increase in unrealized
Appreciation on investments	—	4,354,823	4,354,823
Depreciation on investments	(3,843,923)	(260,403)	(4,104,326)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(2,722)	—	(2,722)
Losses on investments	6,075,523	219,912	6,295,435
Other	400,000	(400,000)	—

Balance December 31, 2002	$(6,997,426)	$6,039,584	$(957,842)

          The following table presents credit-related information for the investment portfolios as of and for the years ended December 31.

	2002	2001	2000

Total loans
Medallion loans	$210,475,921	$252,674,634	$299,302,548
Commercial loans	138,360,895	199,328,787	212,721,373

Total loans	348,836,816	452,003,421	512,023,921
Equity investments (1)	7,409,628	3,591,962	2,129,685

Net investments	$356,246,444	$455,595,383	$514,153,606

Net unrealized appreciation (depreciation) on investments
Medallion loans	$(1,191,631)	$(2,019,155)	$—
Commercial loans	(5,805,795)	(7,607,149)	(6,988,790)

Total loans	(6,997,426)	(9,626,304)	(6,988,790)
Equity investments	6,039,584	2,125,252	(422,577)

Total net unrealized appreciation (depreciation) on investments	$(957,842)	$(7,501,052)	$(7,411,367)

Unrealized appreciation (depreciation) as a% of balances outstanding (2)
Medallion loans	(0.57)%	(0.80% )	0.00%
Commercial loans	(4.20)	(3.82)	(3.29)
Total loans	(2.01)	(2.02)	(1.42)
Equity investments	81.51	59.17	(19.84)
Net investments	(0.27)	(1.65)	(1.44)

Realized gains (losses) on loans and equity investments
Medallion loans	$(339,437)	$(24,869)	$—
Commercial loans	(5,775,932)	(3,489,075)	(2,663,082)

Total loans	(6,115,369)	(3,513,944)	(2,663,082)
Equity investments	(219,912)	498,798	(1,220,758)

Total realized gains (losses) on loans and equity investments	$(6,335,281)	$(3,015,146)	$(3,883,840)

Realized gains (losses) as a% of average balances outstanding
Medallion loans	(0.12)%	(0.01% )	0.00%
Commercial loans	(2.62)	(1.72)	(1.39)
Total loans	(1.22)	(0.74)	(0.54)
Equity investments	(3.46)	21.55	(49.57)
Net investments	(1.25)	(0.63)	(0.79)

(1)	Represents common stock and warrants held as investments.
(2)

Unlike other lending institutions, we are not permitted to establish reserves for loan losses.  Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio.  These percentages represent the discount or premiums that investments are carried on the books at, relative to their par value.

          Equity Investments

          Equity investments were 2.1%, 0.8%, and 0.4% of the Company’s total portfolio at December 31, 2002, 2001, and 2000.  Equity investments are comprised of common stock and warrants, primarily held by MCI.  The increase in equities over the last two years is primarily a result of the unrealized appreciation recorded on a publicly traded investment.

          Investment Activity

          The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Year ended December 31,

	2002	2001	2000

Net investments at beginning of period	$455,595,383	$514,153,606	$489,567,196
Investments originated	158,060,115	134,753,029	197,512,295
Repayments of investments	(248,178,399)	(190,047,004)	(172,644,039)
Transfers to other assets	(9,353,121)	—	—
Net increase in unrealized appreciation (depreciation) (1)	6,543,212	(140,477)	2,158,515
Net realized losses	(6,335,281)	(3,015,146)	(3,883,840)
Realized gains on sales of loans	1,433,735	1,486,612	2,559,701
Amortization of origination costs	(1,529,200)	(1,595,237)	(1,116,222)

Net increase (decrease) in investments	(99,348,939)	(58,558,223)	24,586,410

Net investments at the end of period	$356,246,444	$455,595,383	$514,153,606

(1)	Net of unrealized depreciation related to Media of $4,794,000, $3,375,000, and $421,000 for the years ended December 31, 2002, 2001, and 2000.

          Investment Strategy

          Our core philosophy has been “In niches there are riches.”  We try to identify markets that are profitable and where we can be an industry leader. Core lending areas include medallion lending, automobile lending (taxicabs and limousines only), SBA 7(a) guaranteed loans, and asset-based financing.  Additionally, we lend to small businesses that meet our overall credit criteria of strong collateral values and personal ability to repay the debt.  In all lending divisions, we look to focus on making secured loans to achieve favorable yield to risk profiles and below average losses.  In addition to increasing market share in existing lending markets and identifying new niches, we seek to acquire specialty finance companies that make secured loans to small businesses which have experienced historically low loan losses similar to our own.  Since the Company’s initial public offering in May 1996, eight specialty finance companies, three loan portfolios, and three taxicab roof top advertising companies have been acquired.

          Marketing, Origination, and Loan Approval Process

          We employ 32 loan originators to originate medallion and commercial loans.  Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each applicant is required to provide personal and corporate tax returns, premises leases, and/or property deeds.  Senior management establishes loan origination criteria.  Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans must be approved by the Chief Executive Officer and/or the Chief Credit Officer. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms.

TAXICAB ROOFTOP ADVERTISING

          Media provides taxicab rooftop advertising, which is a relatively undeveloped segment of the out-of-home advertising industry. Out-of-home advertising includes:

•	Traditional outdoor advertising, such as billboards and posters;
•	Transit advertising, such as taxicabs, buses, bus shelters, subway, commuter train, and airport advertising; and
•	In-store point-of-sale advertising.

          Media currently provides taxicab rooftop advertising in over 30 major cities and believes it has the leading market share in New York, Los Angeles, Philadelphia, Dallas and Baltimore/Washington, D.C.  Media’s goal is to become the leading national provider of taxicab rooftop advertising by establishing a presence in additional major U.S. metropolitan markets.  As of December 31, 2002, we had approximately 9,600 installed displays in the United States, 2,600 installed displays in Japan and 3,600 installed racks inside of taxicabs in Japan.

          Media was organized in November 1994, and since its inception the business has grown rapidly.  Generally, Media enters into agreements with taxicab associations, fleets, or individuals to lease taxicab rooftop space for five-year terms.  Certain of these agreements include the payment of an upfront fee in addition to ongoing lease payments.  In July 2001, Media acquired certain assets and assumed certain liabilities of Medallion Media Japan Ltd. (MMJ), a taxi advertising operation similar to those operated by Media in the U.S., which has advertising rights on approximately 6,200 cabs serving various cities in Japan. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the next three years.  MMJ accounted for approximately 11% of Media’s consolidated revenue during 2002, compared to 8% during 2001.

          During 2002 and 2001, Media’s operations were constrained by a very difficult advertising environment compounded by the rapid expansions of tops that occurred during 1999 and 2000.  Media began to recognize losses as growth in operating expenses exceeded growth in revenue. Also, a substantial portion of Media’s revenues in 2001 arose from the realization of amounts that had been paid for and deferred from prior periods. Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations.  Media’s growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from the September 11, 2001 terrorist attacks and a general economic downturn.  Media has developed an operating plan to fund only necessary operations out of available cash flow and to escalate its sales activities to generate new revenues.  Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historic levels.

          Also included in 2001 was a $1,350,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes, of which $656,000 was reversed in 2002 as a result of changes in federal tax laws.  During 2001, primarily as a result of expansion into numerous cities and the lag associated with selling those taxi tops, Media began to incur losses for both financial reporting and tax purposes, indicating that this deferred tax asset now represented a receivable or refund from the tax authorities for those taxes previously paid.  However, due to statutory limitations in 2001 on Media’s ability to carry these tax losses back more than two years, and the uncertainties concerning the level of Media’s taxable income in the future, Media determined to reserve against the receivable. In March 2002, Congress passed and the President signed into law, an economic stimulus bill that among its provisions included a carryback provision for five years.  As a result, Media carried back an additional $656,000 in the 2002 first quarter and retains a net operating loss carryforward of $6,056,000.

          The reduction in accounts payable and accrued expenses primarily reflected adjustments made during 2002 to obligations owed to certain taxi fleet operators which resulted from Media’s efforts to continue reducing fleet costs so that they were more in line with the reduced levels of revenue.  The increase in amounts due to parent primarily reflected charges for salaries and benefits and corporate overhead paid by the Company on Media’s behalf.

          Media attaches each display to the rooftop of a taxicab and performs all ongoing display maintenance and repair, and the display remains our property.  The display serves as a platform for advertising copy, which is printed on vinyl sheets with adhesive backing, and provided to us by the advertiser.  The advertising copy adheres to the display and is illuminated whenever the taxicab is in operation.  The vinyl sheet is durable and is generally left on the display for up to 90 days.  The advertising copy is replaced at the advertiser’s discretion and cost when advertising campaigns change.  The standard size of the vinyl advertising copy, 14 inches high by 48 inches long, was designed to be proportionally similar to “bulletins” or “billboards” to permit advertisers to conveniently translate billboard copy into taxicab rooftop display copy.  Advertising racks are attached to the interior of the passenger compartment of the taxicab and are likewise filled with promotional materials, typically provided by the advertiser.

          The displays are marketed to advertising agencies and outdoor advertising buying agencies.  Advertising contracts generally vary from 30 days to one year and provide for monthly payments by the advertiser.  The following is a sample of Media’s advertising accounts in 2002:

•	Delta Airlines	•	Urinetown
•	AT & T	•	Kraft Works
•	Jet Blue Airlines	•	Elle Magazine
•	Sony Erikson	•	Noises Off
•	Virgin Mega Stores	•	T Mobile/Voicestream
•	WBTV	•	Comedy Central
•	American Airlines	•	AirTrans Airways

          We believe that there are growth opportunities within our existing markets because only approximately 40% of New York City taxicabs, and less than 10% of taxicabs nationwide, have rooftop advertising.  In addition, we believe that our growth will be facilitated by our reputation and relationship within the taxicab industry and because our arrangement with the taxicab owners provides them with supplemental income.  Media’s growth prospects are currently constrained by the depressed advertising market caused by the general economic downturn, which has resulted in operating losses and reduced cash flow, as well as by restrictions on funding that can be provided by the Company in accordance with the terms of its bank loans as described in Financing Arrangements on page 36.  Media has developed an operating plan to fund only necessary operations out of available cash flow and to escalate its sales activities to generate new revenues.  Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historical levels.

SOURCES OF FUNDS

          Overview

          We have historically funded our lending operations primarily through credit facilities with bank syndicates and, to a lesser degree, through fixed-rate, senior secured notes and long-term subordinated debentures issued to or guaranteed by the SBA.  The determination of funding sources is established by our management, based upon an analysis of the respective financial and other costs and burdens associated with funding sources.  Our funding strategy and interest rate risk management strategy is to have the proper structuring of debt to minimize both rate and maturity risk, while maximizing returns with the lowest cost of funding over an intermediate period of time.

          The table below summarizes our cash levels and borrowings as of December 31, 2002, and should be read in conjunction with Note 6 of the consolidated financial statements.

Total

Cash	$35,369,000
Bank loans (1)
Amounts outstanding	48,018,000
Average interest rate	4.83%
Maturity	8/03
Lines of credit (2)	250,000,000
Amounts undisbursed	117,410,000
Amounts outstanding	132,590,000
Average interest rate	3.11%
Maturity	9/03
SBA debentures (3)	92,060,000
Amounts undisbursed	24,215,000
Amounts outstanding	67,845,000
Average interest rate	6.24%
Maturity	6/05-3/13
Senior secured notes (1)	2,314,000
Average interest rate	8.85%
Maturity	8/03
Total cash and remaining amounts undisbursed under credit facilities	176,994,000

Total debt outstanding	$250,767,000

(1)	The Bank loans and senior secured notes have been renewed in a term debt agreement maturing August 31, 2003. There are fixed amortization requirements each month.
(2)

New line of credit with Merrill Lynch for medallion lending.  If the Company meets certain conditions, this facility will mature instead in September 2004 upon the payment of an additional facility fee.

(3)	The remaining amounts under the approved commitment from the SBA may be drawn down through May 2006, upon submission of a request for funding by the Company and its subsequent acceptance by the SBA.

          We fund our fixed-rate loans with variable-rate credit lines and bank debt, and by fixed-rate senior secured notes and SBA debentures.  The mismatch between maturities and interest-rate sensitivities of these balance sheet items results in interest rate risk.  We seek to manage our exposure to increases in market rates of interest to an acceptable level by:

•	Originating adjustable rate loans;

•	Incurring fixed-rate debt; and

•	Purchasing interest rate caps to hedge a portion of variable-rate debt against increases in interest rates.

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions.  For additional discussions of our funding sources and asset liability management strategy, see Asset/Liability Management on page 34.

OUR OPERATION AS A RIC

          We previously elected to be taxed as a Regulated Investment Company (RIC) under Sections 851 through 855 of the Internal Revenue Code for each taxable year, assuming we satisfied the qualification requirements for RIC treatment in each year.  As further described herein, and in the notes to the consolidated financial statements, during taxable year 2002 we did not qualify as a RIC and were therefore subject to tax as an ordinary corporation under Subchapter C of the Code.  Importantly, because we had a net operating loss for 2002, our non-qualification of RIC status did not materially affect dividend distributions to our stockholders, and produced a potentially beneficial taxable loss to carry forward.  During 2003, we plan to continually evaluate our results, monitor the potentially material federal tax relief plan with respect to dividends proposed by President Bush, and develop a corporate strategy accordingly that may or may not include our attempt to qualify as a RIC in 2003 and beyond.  The Company believes that it will be able to take appropriate measures to qualify as a RIC in 2003.

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

          In general, if certain detailed conditions of the Code are met (including the election of RIC taxation in each such year), Business Development Companies, like us in previous taxable years, are generally not taxed at the corporate level on the “investment company taxable income” and net capital gains that are distributed to stockholders.  The income of a non-RIC corporation is generally subject to corporate tax.  In addition, stockholders who receive income from non-RIC corporations are also taxed on the income they receive.  Thus, the income of a non-RIC corporation is subject to “double taxation” (i.e., taxation at both the corporate and stockholder levels).  RIC treatment substantially eliminates this “double taxation.”  A RIC is, however, generally subject to federal income tax, at regular corporate rates, on undistributed investment company taxable income and net capital gains.  In January 2003, President Bush proposed changes to the tax laws which, if enacted in their current form, would eliminate taxation on dividends and thus would eliminate the “double taxation” burden described above.

          To avoid a 4% nondeductible federal excise tax on undistributed income and capital gains, we must distribute (or be deemed to have distributed) by December 31st of each year at least 98% of the sum of (1) our ordinary income for such year; (2) our capital gain net income (which is the excess of our capital gain over our capital loss and is generally computed on the basis of the one-year period ending on October 31st of such year); and (3) any amounts that were not distributed in the previous calendar year and on which no income tax has been paid.

          As in 2002, if we do not qualify as a RIC in any year, we will be subject to income taxes as if we were a domestic corporation, and our stockholders will be taxed on any amounts distributed to them in the same manner as stockholders of an ordinary corporation.  Depending on the relevant circumstances, if this were to occur, we could be subject to potentially significant tax liabilities and the amount of cash available for distribution to our stockholders could be reduced.  In 2002, however, because we had a net operating loss we did not suffer any significant tax liabilities as a result of our loss of RIC status.

          The Code’s definition of the term “RIC” includes a domestic corporation that has elected to be treated as a Business Development Company under the 1940 Act and meets certain requirements.  These requirements are:

(a)

The Company derives at least 90% of its gross income for each taxable year from dividends, interest, interest payments with respect to securities loans and gains from the sale or other disposition of stocks or securities or foreign currencies; and

(b) The Company diversifies its holdings so that, at the close of each quarter of its taxable year,

(i)

At least 50% of the value of its total assets is represented by (A) cash, and cash items (including receivables), U.S. Government securities and securities of other RICs, and (B) other securities limited in respect of any one issuer to an amount not greater in value than 5% of the value of the total assets of the Company and to not more than 10% of the outstanding voting securities of such issuer; and

(ii)

Not more than 25% of the value of total assets is invested in the securities (other than U.S. Government securities or securities of other RICs) of any one issuer or two or more issuers controlled by the company and engaged in the same, similar or related trades or businesses.

          These income and asset diversification requirements could restrict the expansion of our taxicab rooftop advertising business and our medallion collateral appreciation loan business.

          In addition, to qualify as a RIC under the Code, in each taxable year a company also must distribute to its stockholders at least 90% of (a) its investment company taxable income and (b) the excess of its tax-exempt interest income over certain disallowed deductions.

          If we satisfy these requirements, we would not be subject to federal income tax on the investment company taxable income and net capital gain distributed to our stockholders.  However, any investment company taxable income and/or net capital gains retained by us would be subject to federal income tax at regular corporate income tax rates.  However, we may designate retained net capital gains as a “deemed distribution” and pay a tax on this for the benefit of our stockholders.

          As a RIC, if we acquire debt obligations that were originally issued at a discount, or bear interest rates that do not call for payments at fixed rates (or certain “qualified variable rates”) at regular intervals over the life of the obligation, we will be required to include, as interest income, in each year, a portion of the “original issue discount” that accrues over the life of the obligation regardless of whether we receive the income, and we will be obligated to make distributions accordingly.  If this were to occur, we may borrow funds or sell assets to meet the distribution requirements.  However, the 1940 Act prohibits us from making distributions to stockholders while senior securities are outstanding unless we meet certain asset coverage requirements.  If we are unable to make the required distributions, we may be subject to the nondeductible 4% excise tax or we may fail to qualify as a RIC.  In addition, the SBA restricts the amount of distributions to the amount of undistributed net realized earnings less the allowance for unrealized loan losses (which in our case includes unrealized depreciation).

          If we qualify as a RIC, distributions made to our taxable domestic stockholders out of current or accumulated earning and profits (and not designated as capital gain dividends) will be considered ordinary income to them.  Distributions that are designated as capital gain dividends will be taxed as long-term capital gains, (to the extent they do not exceed our actual net capital gain for the taxable year) without regard to the period for which the stockholder has held the stock.  Corporate stockholders, however, are subject to tax on capital gain dividends at the same rate as ordinary income.

          To the extent that we made (or continue to make in 2003 and beyond) distributions in excess of current and accumulated earnings and profits, these distributions were (and would be) treated first as a tax-free return of capital to the stockholder, reducing the tax basis of a stockholder’s common stock by the amount of such distribution (but not below zero).  Distributions in excess of the stockholder’s tax basis taxable as capital gains (if the common stock is held as a capital asset).  In addition, any dividends declared by us in October, November or December of any year and payable to a stockholder of record on a specific date in any such month shall be treated as both paid by us and received by the stockholder on December 31st of such year, provided that the dividend is actually paid by us during January of the following calendar year.  Stockholders may not include in their individual income tax returns any net operating losses or capital losses by us.

          If we choose to retain and pay tax on any net capital gain rather than distribute such gain to our stockholders, we will designate such deemed distribution in a written notice to stockholders within 60 days after the close of the taxable year.  Each stockholder would then be treated, for federal income tax income tax purposes, as if we had distributed to such stockholder, on the last day of its taxable year, the stockholder’s pro rata share of the net long-term capital gain retained by us and the stockholder had paid its pro rata share of the taxes paid by and reinvested the remainder in us.

          In general, any losses upon a sale or exchange of common stock by a stockholder who has held the stock for six months or less (after applying certain holding period rules) will be treated as long-term capital loss to the extent that distributions from us are required to be treated by the stockholder as long-term capital gains.

          As noted above, we did not qualify as a RIC in 2002.  If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period.  Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution.

OUR OPERATION AS A BDC

          As a Business Development Company, or BDC, we are subject to regulation under the 1940 Act.  The 1940 Act contains prohibitions and restrictions relating to transactions between investment companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters.  In addition, the 1940 Act provides that we may not change the nature of our business in a way which would cause us to lose our status as a BDC or withdraw our election as a BDC, unless we are authorized by a vote of a “majority of the Company’s outstanding voting securities,” as defined under the 1940 Act.

          We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock (collectively, “senior securities,” as defined under the 1940 Act) senior to the shares of common stock if the asset coverage of the indebtedness and all senior securities is at least 200% immediately after the issuance.  Subordinated SBA debentures guaranteed by or issued to the SBA by our RIC subsidiaries are not subject to this asset coverage test.  In addition, while senior securities are outstanding, provisions must be made to prohibit the declaration of any dividend or other distribution to stockholders (except stock dividends) or the repurchase of securities or shares unless we meet the applicable asset coverage ratios at the time of the declaration of the dividend or distribution or repurchase after deducting such dividend, distribution or repurchase price.

          Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act (Qualifying Assets) unless, at the time the acquisition is made, certain Qualifying Assets represent at least 70% of the value of the Company’s total assets.  The principal categories of Qualifying Assets relevant to our business are the following:

(1)

Securities purchased in transactions not involving a public offering from the issuer of such securities, which issuer is an eligible portfolio company.  An “ eligible portfolio company” is defined in the 1940 Act as any issuer which:

(a) Is organized under the laws of, and has its principal place of business in, the United States;

(b) Is not an investment company other than an Small Business Investment Company (SBIC) wholly-owned by the BDC; and

(c) Satisfies one or more of the following requirements:

(i) The issuer does not have a class of securities with respect to which a member of a national securities exchange, broker or dealer may extend margin credit, or

(ii)

The issuer is controlled by a BDC, such BDC exercises a controlling influence over the issuer’s management or policies as a result of such control, and the BDC has an affiliated person serving as a director of issuer;

(iii)

The issuer has total assets of not more than $4 million and capital and surplus (shareholder’s equity less retained earnings) of not less than $2 million, or such other amounts as the Securities and Exchange Commission  (Commission) may establish by rule, regulation, or order; or

(iv) Issuer meets such other criteria as the Commission may establish from time to time by rule;

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

          In addition, a BDCs cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment must have been organized (and have its principal place of business) in the United States for the purpose of making investments in the types of securities described in (1) or (2) above.

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

REGULATION BY THE SBA

          MFC, MCI, and FSVC each operate as a Small Business Investment Company (SBIC).  The Small Business Investment Act of 1958 (SBIA) authorizes the organization of SBICs as vehicles for providing equity capital, long term financing, and management assistance to small business concerns.  The SBIA and the SBA regulations define a “small business concern” as a business that is independently owned and operated, which does not dominate its field of operation and which (i) has a net worth, together with any affiliates, of $18.0 million or less and average annual net income after U.S. federal income taxes for the preceding two years of $6.0 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfies alternative criteria under SBA regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenues.  In addition, at the end of each year, at least 20% of the total amount of loans made after April 25, 1994 must be made in “smaller businesses” which have a net worth of $6.0 million or less and average net income after federal income taxes for the preceding two years of $2.0 million or less.  SBA Regulations also prohibit an SBIC from providing funds to a small business concern for certain purposes, such as relending and reinvestment.

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

          Under current SBA Regulations, the maximum rate of interest that MFC may charge may not exceed the higher of (i) 19% and (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA Regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. At December 31, 2002, the maximum rate of interest permitted on loans originated by the RIC Subsidiaries was 19%. At December 31, 2002, our outstanding medallion loans had a weighted average rate of interest of 7.74% and outstanding commercial loans had a weighted average rate of interest of 9.85%.  Current SBA Regulations also require that each loan originated by an SBIC have a term of between 5 years and 20 years; loans to disadvantaged businesses may be for a minimum of four years.  However, recent legislation enacted by the US Congress and signed into law by the President on December 21, 2000, Public Law 106-554, amended the SBIA to define “long term” financing as “any period of time not less than one year.”  The effect of this statutory change is to eviscerate SBA’s regulatory authority to require a minimum period of financing for a period of time longer than one year.  Given the clear intent of the law, SBA has adopted a policy implementing this change notwithstanding the fact that the conforming regulation has not been published.

          The SBA restricts the ability of SBICs to repurchase their capital stock, to retire their SBA debentures, and to lend money to their officers, directors and employees or invest in affiliates thereof.  The SBA also prohibits, without prior SBA approval, a “change of control” or transfers which would result in any person (or group of persons acting in concert) owning 10% or more of any class of capital stock of an SBIC.  A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

          Under SBA Regulations, without prior SBA approval, loans by licensees with outstanding SBA leverage to any single small business concern may not exceed 20% of an SBICs regulatory capital, as defined, however, under the terms of the respective conversion agreements with the SBA Regulations, MFC is authorized to make loans to disadvantaged borrowers in amounts not exceeding 30% of their respective regulatory capital.

          SBICs must invest idle funds that are not being used to make loans in investments permitted under SBA Regulations.  These permitted investments include direct obligations of, or obligations guaranteed as to principal and interest by, the government of the United States with a term of 15 months or less and deposits maturing in one year or less issued by an institution insured by the FDIC.  These permitted investments must be maintained in (i) direct obligations of, or obligations guaranteed as to principal and interest by, the United States, which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less if the securities underlying the repurchase agreements are direct obligations of, or obligations guaranteed as to principal and interest by, the US, and such securities must be maintained in a custodial account in a federally insured institution; (iii) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (iv) a deposit account in a federally insured institution, subject to withdrawal restriction of one year or less; (v) a checking account in a federally insured institution; or (vi) a reasonable petty cash fund.

          SBICs may purchase voting securities of small business concerns in accordance with SBA Regulations.  SBA regulations prohibit SBICs from controlling a small business concern except where necessary to protect an investment.  Although prior regulations prohibited an SBIC from controlling a small business concern except in limited circumstances, new regulations adopted by SBA on October 22, 2002 (pursuant to Public Law 106-554) now allow an SBIC to exercise control over a small business for a period of seven years from the date on which the SBIC initially acquires its control position.  This control period may be extended for an additional period of time with SBA’s prior written approval.

          COMPETITION

          Banks, credit unions, and finance companies, some of which are SBICs, compete with the Company in originating medallion loans and commercial loans.  Finance subsidiaries of equipment manufacturers also compete with the Company in originating commercial loans.  Many of these competitors have greater resources than the Company and certain competitors are subject to less restrictive regulations than the Company.  As a result, there can be no assurance that the Company will be able to identify and complete the financing transactions that will permit it to compete successfully.  The Company’s taxicab rooftop advertising business competes with other taxicab rooftop advertisers, as well as all segments of the out-of-home advertising industry and other types of advertising media, including cable and network television, radio, newspapers, magazines, and direct mail marketing.  Many of these competitors have greater financial resources than the Company and offer several forms of advertising as well as production facilities.  There can be no assurance that the Company will continue to compete with these businesses successfully.

EMPLOYEES

          As of December 31, 2002, the Company employed 135 persons.  The Company believes that relations with all of its employees are good.

          ITEM 2. PROPERTIES

          The Company leases approximately 17,000 square feet of office space in New York City for its corporate headquarters under a lease expiring in June 2006, and leases a facility in Long Island City, New York, of approximately 6,000 square feet which is shared by corporate back-office operations and Media.  The Company also leases office space for loan origination offices in Boston, MA, Chicago, IL, Hartford, CT, Minneapolis, MN, and Somers Point, NJ.  Media leases space for sales and maintenance in New York, NY, New Orleans, LA, Boston, MA, Boca Raton, FL, San Diego, CA, Beltsville, MD, Dallas, TX, Houston, TX, and Los Angeles, CA.  The Company does not own any real property.  The Company believes that its leased properties, taken as a whole, are in good operating condition and are suitable for the Company’s current business operations.

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

          The acquisition of BLL in 1997 included an earnout provision to be paid to the sellers after three years.  The Company provided a calculation of the earnout in 2001 to the sellers, which they responded to in January 2002.  The Company reached agreement with the sellers on the amount of earnout to be paid in January 2003, which provided for the payment of nominal amounts which had previously been accrued by the Company.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the 2002 fourth quarter.

PART II

          ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.”  Our common stock commenced trading on May 23, 1996.  As of March 27, 2003, there were approximately 126 holders of record of the Company’s common stock.

          On March 27, 2003, the last reported sale price of our common stock was $3.77 per share.  The following table sets forth the range of high and low closing prices of the common stock as reported on the Nasdaq National Market for the periods indicated.  Historically, our common stock has traded at a premium to net asset value per share, and although there can be no assurance, the Company anticipates that its stock will again trade at a premium in the future.

          The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s common stock on the Nasdaq National Market.

2002	HIGH	LOW

Fourth Quarter	$5.17	$3.90
Third Quarter	5.20	3.02
Second Quarter	7.20	3.64
First Quarter	9.20	7.77
2001
Fourth Quarter	$9.52	$6.90
Third Quarter	10.98	7.67
Second Quarter	13.54	8.46
First Quarter	15.09	8.52

          We have distributed and currently intend (assuming we re-qualify as a RIC in 2003 and beyond) to continue to distribute at least 90% of our investment company taxable income to our stockholders.  Distributions of our income are generally required to be made within the calendar year the income was earned if we are to maintain RIC status; however, in certain circumstances distributions can be made up to a full calendar year after the income has been earned.  Our investment company taxable income includes, among other things, dividends and interest reduced by deductible expenses.  Our ability to make dividend payments is restricted by certain asset coverage requirements under the 1940 Act and has been dependent upon maintenance of our status as a RIC under the Code in the past.  Our ability to make dividend payments is further restricted by certain financial covenants contained in our credit agreements, which require paydowns on amounts outstanding if dividends exceed certain amounts, by SBA regulations, and under the terms of the SBA debentures.  There can be no assurances, however, that we will have sufficient earnings to pay such dividends in the future.

          We have adopted a dividend reinvestment plan pursuant to which stockholders may elect to have distributions reinvested in additional shares of common stock.  When we declare a dividend or distribution, all participants will have credited to their plan accounts the number of full and fractional shares (computed to three decimal places) that could be obtained with the cash, net of any applicable withholding taxes that would have been paid to them if they were not participants.  The number of full and fractional shares is computed at the weighted average price of all shares of common stock purchased for plan participants within the 30 days after the dividend or distribution is declared plus brokerage commissions.  The automatic reinvestment of dividends and capital gains distributions will not release plan participants of any incoming tax that may be payable on the dividend or capital gains distribution.  Stockholders may terminate their participation in the dividend reinvestment plan by providing written notice to the Plan Agent at least 10 days before any given dividend payment date.  Upon termination, we will issue to a stockholder both a certificate for the number of full shares of common stock owned and a check for any fractional shares, valued at the then current market price, less any applicable brokerage commissions and any other costs of sale.  There are no additional fees or expenses for participation in the dividend reinvestment plan.  Stockholders may obtain additional information about the dividend reinvestment plan by contacting the Plan Agent at 59 Maiden Lane, New York, NY, 10038.

          ITEM 6. SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

          You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2002, 2001, 2000, and 1999.  Financial information for the year ended December 31, 1998, has been derived from audited financial statements.  Prior year amounts have been restated to reflect the pooling of interests with FSVC.

	Year ended December 31,

Dollars in thousands	2002	2001	2000	1999	1998

Statement of operations
Investment income	$33,875	$42,101	$55,610	$44,076	$37,854
Interest expense	20,107	25,485	28,943	20,988	16,967

Net interest income	13,768	16,616	26,667	23,088	20,887
Noninterest income	6,121	3,592	6,288	5,983	4,701
Operating expenses	27,830	17,752	23,449	18,000	14,202

Net investment income (loss) (1)	(7,941)	2,456	9,506	11,071	11,386
Net realized gains (losses) on investments	(6,335)	(3,015)	(3,884)	22,545	1,291
Net changes in unrealized appreciation (depreciation) on investments (2)	1,749	(3,515)	1,737	(12,473)	3,782
Income tax provision (benefit)	85	(16)	(182)	49	(152)

Net increase (decrease) in net assets resulting from operations (3)	$(12,612)	$(4,058)	$7,541	$21,094	$16,611

Per share data
Net investment income (loss) (1)	$(0.44)	$0.13	$0.67	$0.75	$0.77
Realized gain (loss) on investments	(0.35)	(0.17)	(0.27)	1.55	0.09
Net unrealized appreciation (depreciation) on investments	0.10	(0.20)	0.12	0.26	(0.86)

Net increase (decrease) in net assets resulting from operations (3)	$(0.69)	$(0.24)	$0.52	$1.44	$1.12

Dividends declared per share	0.03	0.38	1.19	1.27	1.16

Weighted average common shares outstanding
Basic	18,242,728	16,582,179	14,536,942	14,515,660	14,461,276
Diluted	18,242,728	16,582,179	14,576,183	14,620,437	14,591,045

Balance sheet data
Net investments	$356,246	$455,595	$514,154	$489,567	$408,208
Total assets	425,288	507,756	560,715	533,924	448,037
Total borrowed funds	250,767	321,845	396,126	357,204	279,042
Total liabilities	263,423	332,732	412,982	376,263	292,490
Total shareholders’ equity	161,865	175,024	147,733	157,310	154,474

	Year ended December 31,

Dollars in thousands	2002	2001	2000	1999	1998

Selected financial ratios and other data
Return on average assets (ROA) (4)
Net investment income (loss)	(1.71% )	0.46%	1.73%	2.25%	2.81%
Net decrease in net assets resulting from operations	(2.72)	(0.75)	1.38	4.30	4.10
Return on average equity (ROE) (5)
Net investment income (loss)	(4.71)	1.48	6.23	7.10	7.38
Net decrease in net assets resulting from operations	(7.47)	(2.44)	4.94	13.53	10.77

Weighted average yields	8.21%	8.70%	10.82%	9.91%	9.92%
Weighted average cost of funds	4.87	5.27	5.66	7.12	6.49

Net interest margin (6)	3.34	3.43	5.16	2.79	3.43
Noninterest income ratio (7)	1.50	0.75	0.66	0.46	0.41
Operating expense ratio (8)	6.84	3.71	4.09	3.27	3.06

As a percentage of total investment portfolio
Medallion loans	59%	55%	58%	66%	70% (9)
Commercial loans	39	44	42	34	27 (9)
Equity investments	2	1	0	0	3

Investments to assets (10)	84%	90%	92%	92%	91%
Equity to assets (11)	38	34	26	29	34
Debt to equity (12)	155	184	268	227	181

(1)

Excluding the $9,417,000 of costs of debt extinguishment in 2002, the $6,700,000 of charges related to Chicago Yellow, the excess servicing asset, the additional bank charges, and the writeoff of transaction costs in 2001, the $3,140,000 of acquisition-related and other non-recurring charges in 2000, and the $1,494,000 of acquisition-related and other non-recurring charges in 1998, net investment income would have been $1,476,000 or $0.08 per share, $9,156,000 or $0.55, $12,646,000 or $0.87, and $12,880,000 or $0.88 in 2002, 2001, 2000, and 1998, respectively.

(2)

Change in unrealized appreciation (depreciation) on investments represents the increase (decrease) for the year in the fair value of the Company’s investments, including the results of operations for Media.

(3)

Excluding the costs and charges described in note (1) and the $2,050,000 tax reserve adjustment in Media in 2001, net increase (decrease) in net assets resulting from operations would have been ($3,174,000) or ($0.17) per share, $2,642,000 or $0.16, $10,681,000 or $0.73, and $18,104,000 or $1.24 in 2002, 2001, 2000, and 1998, respectively.

(4)

ROA represents the net investment income (loss) or net decrease in net assets resulting from operations, for the period indicated, divided by average total assets.  Excluding the costs and charges described in note (1), ROA’s would have been 0.32%, 1.70%, 2.31% and 3.17% for 2002, 2001, 2000 and 1998, respectively.

(5)

ROE represents the investment income (loss) or net decrease in net assets resulting from operations, for the period indicated, divided by average shareholders’ equity.  Excluding the costs and charges described in note (1), ROE’s would have been (0.69%), 0.49%, 1.95% and 4.46% for 2002, 2001, 2000 and 1998 respectively.

(6)	Net interest margin represents net interest income for the year divided by the average interest earning assets.
(7)

Non interest income ratio represents noninterest income for the period indicated divided by the average interest earning asset.  For 2001, Noninterest income ratio adjusted for the excess servicing asset of $2,050,000 was 3.39.

(8)

Operating expense ratio represents operating expenses for the year divided by the average interest earning assets.  Excluding the $9,417,000 of debt extinguishment in 2002, and $550,000 in 2001, $3,140,000 in 2000, and $1,494,000 in 1998 to write off transaction acquisition related, and other non-recurring charges, the ratios would have been 4.52%, 3.60%, 3.51%, and 2.74%,  respectively.

(9)	Does not include financial information for FSVC.
(10)	Represents net investments divided by total assets as of December 31.
(11)	Represents total shareholders’ equity divided by total assets as of December 31.
(12)	Represents total debt (line of credit, notes payable to banks, senior secured notes, and SBA debentures) divided by total shareholders’ equity as of December 31.

          ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information contained in this section should be read in conjunction with Consolidated Financial Statements and Notes thereto for the years ended December 31, 2002, 2001, and 2000.  In addition, this section contains forward-looking statements.  These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions.  Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Investment Considerations section on page 41.

CRITICAL ACCOUNTING POLICIES

          The Securities and Exchange Commission (SEC) has recently issued cautionary advice regarding disclosure about critical accounting policies.  The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods.  The preparation of the Company’s consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Significant estimates made by the Company include valuation of loans, evaluation of the recoverability of accounts receivable and income tax assets, and the assessment of litigation and other contingencies.  The Company’s ability to collect accounts receivable and recover the value of its loans depends on a number of factors, including financial conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary, in accordance with generally accepted accounting principles, to record net assets and liabilities at estimated realizable values.  The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments.  Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2002, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

GENERAL

          Medallion Financial Corp. (the Company) is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses.  Since 1996, the year in which we went public, we have increased our medallion loan portfolio at a compound annual growth rate of 8%, and our commercial loan portfolio at a compound annual growth rate of 15%.  Our total assets under our management, which includes assets serviced for third party investors, were approximately $647,557,000, as of December 31, 2002, and have grown from $215,000,000 at the end of 1996, a compound annual growth rate of 20%.

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

          The Company’s investment in Media as a wholly-owned portfolio investment company is also subject to quarterly assessment of fair value.  The Company uses Media’s actual results of operations as the best estimate of changes in fair value, and records the result as a component of unrealized appreciation (depreciation) on investments.

          Economic Conditions in New York City in 2001

          The terrorist attacks on New York City on September 11, 2001 created a tremendous amount of actual and collateral damage to the City, and to the people and businesses that live, work, and operate there.  The slowdown in traffic, tourism, and other personal concerns resulted in initial operating problems for certain of our medallion individual and fleet customers.  It also effected some of our commercial borrowers.  The taxi top advertising business, many of whose ads are from Broadway shows, suffered short-term contract cancellations from these and other customers, which had a gross revenue impact of approximately $934,000 during 2001.

          The attacks also further exacerbated the recessionary trends, which had become more apparent as 2001 unfolded.  The effects of a general economic slowdown impacted the Company as evidenced by increased delinquencies and nonperforming loans, increased prepayment activity as borrowers sought lower rate financing with the Company or other lenders, stresses on medallion and other collateral values, primarily in Chicago, and by reduced levels of advertising in Media.

          As a result of the above, the Company reassessed the loss potential on the loan portfolio, servicing asset, and other receivables which resulted in charges of $11,300,000 in the 2001 third quarter to provide reserves against or write down the values of those assets which were impacted by the attacks and the recession in the economy.

          Trends in Investment Portfolio

          The Company’s investment income is driven by the principal amount of and yields on its investment portfolio.  To identify trends in the yields, the portfolio is grouped by medallion loans, commercial loans, and equity investments.  The following table illustrates the Company’s investments at fair value and the portfolio yields at the dates indicated.

	December 31, 2002			December 31, 2001		December 31, 2000

(Dollars in thousands)	Interest Rate(1)		Principal Balance	Interest	Principal Balance	Interest Rate(1)	Principal Balance

Medallion loans
New York		7.41%	$174,682	8.48%	$205,598	8.69%	$228,457
Chicago		7.52	13,571	9.86	20,910	10.47	32,621
Boston		10.60	9,741	11.41	13,170	11.21	17,279
Newark		10.17	7,665	10.33	6,208	11.59	11,092
Cambridge		9.69	2,151	11.66	1,718	10.58	929
Other		10.55	3,548	11.30	6,548	11.16	8,231

Total medallion loans		7.74	211,358	8.88	254,152	9.22	298,609

Deferred loan acquisition costs			309		541		695
Unrealized depreciation on loans			(1,191)		(2,019)		0

Net medallion loans			$210,476		$252,674		$299,304

Commercial loans
Asset based		9.92%	$42,525	9.20%	$53,955	12.98%	$43,120
Secured mezzanine		12.87	33,361	12.77	36,313	13.51	26,464
SBA Section 7(a)		7.38	32,665	7.90	56,702	11.50	66,058
Other secured commercial		9.20	36,013	10.38	60,773	12.49	82,960

Total commercial loans		9.85	144,564	9.81	207,743	12.41	218,602

Deferred loan acquisition costs			1,140		1,608		1,107
Discount on SBA section 7(a) loans sold			(1,537)	—	(2,415)
Unrealized depreciation on loans			(5,806)		(7,607)		(6,988

Commercial loans, net	$		$138,361		$199,329		$212,721

Equity investments		0.0%	$1,370	0.00%	$1,467	0.00%	$2,552

Unrealized appreciation (depreciation) on equities			6,039		2,125		(423

Equity investments, net			$7,409		$3,592		$2,129

Net investments at cost		8.60%	$357,292	9.30%	$463,362	10.56%	$519,763

Deferred loan acquisition costs			1,448		2,149		1,802

Unrealized appreciation (depreciation) on equities			6,039		2,125		(423
Discount on SBA section 7(a) loans sold			(1,537)		(2,415)		—
Unrealized depreciation on loans			(6,997)		(9,626)		(6,988

Net investments			$356,246		$455,595		$514,154

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

PORTFOLIO SUMMARY

          Total Portfolio Yield

          The weighted average yield of the total portfolio at December 31, 2002 was 8.60%, which is a decrease of 70 basis points from 9.30% at December 31, 2001.  The total weighted average portfolio yield decreased 126 basis points to 9.30% at December 31, 2001 from 10.56% at December 31, 2000.  The decreases primarily reflected the reductions in the general level of interest rates in the economy, demonstrated by the reduction in the prime rate from 9.5% to 4.75% during the course of 2001 with a further reduction to 4.25% by year end 2002.  The general rate decrease is partially mitigated by the sizable number of fixed-rate medallion loans which reprice at longer intervals, and the generally high yields including some at fixed rates, on the commercial portfolio.  The Company expects to try to continue increasing both the percentage of commercial loans in the total portfolio and the origination of floating and adjustable-rate loans and non-New York medallion loans.

          Medallion Loan Portfolio

          The Company’s loans comprised 59% of the total portfolio of $356,246,000 at December 31, 2002, compared to 55% of the total portfolio of $455,595,000 at December 31, 2001 and 58% of the total portfolio of $514,154,000 at December 31, 2000.  The medallion loan portfolio decreased by $42,199,000 or 17% in 2002, reflecting reduction in most markets, particularly in New York, and the reclassification of certain Chicago loans to owned medallions.  The Company declined to renew more marginable credits, slowed origination activity, and continued efforts to participate loans to third party lenders, for the purpose of conserving cash resources for debt service.  The Company retains a portion of these participating loans and earns a fee for servicing the loans for the third parties.  Total medallion loans serviced for third parties were $81,856,000 at December 31, 2002.

          The weighted average yield of the medallion loan portfolio at December 31, 2002 was 7.74%, a decrease of 114 basis points from 8.88% at December 31, 2001, which was down 34 basis points from 9.22% at December 31, 2000.  The decrease in yield at December 31, 2002 primarily reflected the generally lower level of interest rates in the economy.  At December 31, 2002, 17% (20% of the owned Chicago medallions are included) of the medallion loan portfolio represented loans outside New York compared to 19% and 24% at year-end 2001 and 2000, respectively.  Medallion continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

          Collateral Appreciation Participation Loans

          During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by 500 Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions.  In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios, and is entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral.  During 2002, $0 additional interest income was recorded, compared to a decrease of $3,100,000 for 2001, which was reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets.  During 2002, 400 of the medallions were returned to the Company in lieu of repayment of the loans.  As a result, $8,000,000 of these loans was carried in other assets, and $950,000 was carried in medallion loans, in total representing 2% of the Company’s assets.  In addition, the borrower had not paid interest due of $1,265,000.  Subsequently, the Company reached agreement to sell 300 of the 400 medallions to a new borrower at book value, upon the transfer of the ownership of the medallion licenses by the City of Chicago, and 22 medallions for $1,340,000 were reclassified back to medallion loans at year end, reflecting the transfers to date.  The Company also has been in discussions with a buyer for the 100 remaining returned medallions, and reached agreement on a term payout of the interest due with the original borrower, which is carried on nonaccrual, although payments continue to be made.  As a regulated investment company, the Company is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments.  The Company believes that it has adequately calculated the fair market value of these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices.  The remaining loans for 100 medallions are due in June 2005, but may be prepaid at the borrowers option beginning in December 2002.  The borrower has indicated its interest in refinancing the transaction and the Company expects to complete the refinance of the loans during the 2003 first quarter, including the syndicated portion, at the rate and terms prevailing at that time.  However, there can be no assurances that such refinancing will occur.

          Commercial Loan Portfolio

          Since 1997, and until 2002, the Company has shifted the total portfolio mix toward a higher percentage of commercial loans, which historically have had higher yields than its medallion loans, and represent 41% of the total investment portfolio as of December 31, 2002.  Commercial loans declined by $60,968,000 or 31% during 2002 reflecting decreases in all business lines, particularly in SBA Section 7(a) and asset-based lending businesses, reflecting the slowdown in originations due to liquidity constraints, and the sales of certain assets.

          The weighted average yield of the commercial loan portfolio at December 31, 2002 was 9.85%, an increase of 14 basis points from 9.81% at December 31, 2001, which was down 260 basis points from 12.41% at December 31, 2000.  The increase in 2002 primarily reflected the payoff or sale of lower-yielding Section 7(a) and asset-based loans to both improve liquidity and enhance the portfolio yield.  The decrease in 2001 primarily reflected sensitivity of the yield to movements in the prime rate, which fell 475 basis points during 2001 and 50 basis points in 2002, after rising for much of 2000.  The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment.  At December 31, 2002, floating-rate loans represented approximately 62% of the commercial portfolio compared to 68% and 69% at December 31, 2001 and 2000.  Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

          Equity Investments

          Equity investments were 2.1%, 0.8%, and 0.4% of the Company’s total portfolio at December 31, 2002, 2001, and 2000. Equity investments are comprised of common stock and warrants, primarily in MCI.  The increase in equities over the last two years is primarily a result of the unrealized appreciation recorded on a publicly traded investment.

          Investment in and loans to Media

          The investments and loans to Media represent the Company’s investment in its taxicab advertising business, including contributed capital, the Company’s share of accumulated losses, and intercompany loans provided to Media for operating capital.

          Trend in Interest Expense

          The Company’s interest expense is driven by the interest rate payable on its short-term credit facilities with banks, other short-term notes payable, and fixed-rate, long-term debentures issued to the SBA.  As a result of amendments to the credit facilities and senior secured notes, the Company’s cost of funds increased during the first nine months of 2002, and will decrease thereafter as long as the Company meets the terms and conditions of the amendments.  As noted below, the amendments entered into during 2002 to the Company’s bank loans and senior secured notes involved changes, and in some cases increases, to the interest rates payable thereunder.  In addition, during events of default, the interest rate on the loans is increased by 2 percentage points.  See the table on page 27 for the average cost of funds.  The September 13, 2002 amendments repriced the bank loans to 5.25% for the Company and 4.75% for MFC, and repriced MFC’s senior secured notes to 8.85%.  In addition to the interest rate charges, $14,521,000 has been incurred through December 31, 2002 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which $9,417,000 was expensed as part of costs of debt extinguishment in 2002, $1,754,000 was expensed as part of interest expense, and $173,000 was expensed as part of professional fees.  The balance of $3,156,000, which relates solely to the Trust’s new line of credit with Merrill Lynch, will be charged to interest expense over the remaining term of the line of credit.

          During the 2002 third quarter, the Trust closed a $250,000,000 line of credit with Merrill Lynch for lending on medallion loans, which was priced at LIBOR plus 1.50%, excluding fees and other costs.  All of the draws on this line were paid to MFC for medallion loans purchased, and were used by MFC to repay higher priced debt with the banks and noteholders.

The Company’s cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding.  See Note 6 to the consolidated financial statements for details on the terms of all debt outstanding.  The Company’s debentures issued to the SBA typically have terms of ten years.

          The Company measures its borrowing costs as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period.  The following table shows the average borrowings and related borrowing costs for 2002, 2001, and 2000.  Average balances have declined since the 2001 second quarter, primarily reflecting the initial use of the equity proceeds raised during 2001 for debt reductions, the sale or participations of loans to other financial institutions, the reductions in the level of loan originations, and the usage of operating cash flow to raise capital for debt reductions and other corporate purposes.  The decline in borrowing costs reflected the trend of declining interest rates in the economy, partially offset by the switch from lower cost commercial paper to higher cost bank debt and related renewal expenses, and additional long-term SBA debt also at higher rates.

	Interest Expense	Average Balance	Average of Cost of Funds

December 31, 2002
Notes payable to banks	$11,013,966	$166,559,000	6.61%
SBA debentures	3,888,058	56,176,000	6.92
Senior secured notes	2,675,831	26,510,000	10.09
Revolving line of credit	2,529,027	32,462,000	7.80

Total	$20,106,882	$281,707,000	7.14

December 31, 2001
Notes payable to banks	$19,626,805	$283,963,000	6.91%
Senior secured notes	3,336,396	45,000,000	7.41
SBA debentures	2,322,702	30,815,000	7.54
Commercial paper	199,351	2,550,000	7.82

Total	$25,485,254	$362,328,000	7.03

December 31, 2000
Notes payable to banks	$14,034,234	$180,712,000	7.77%
Commercial paper	9,827,886	135,564,000	7.25
Senior secured notes	3,287,459	45,000,000	7.31
SBA debentures	1,794,081	22,770,000	7.88

Total	$28,943,660	$384,046,000	7.54

          The Company will continue to seek SBA funding to the extent it offers attractive rates.  SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur.  The Company uses SBA funding to fund loans that qualify under the Small Business Investment Act of 1958 (SBIC) and SBA regulations.  The Company believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain hedging strategies.  At December 31, 2002 and 2001, short-term LIBOR-based debt, including commercial paper, constituted 72% of total debt.

Taxicab Advertising

          In addition to its finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994.  Media’s revenue is affected by the number of taxicab rooftop advertising displays currently showing advertisements, and the rate charged customers for those displays. At December 31, 2002, Media had approximately 9,600 installed displays in the United States.  The Company expects that Media will continue to expand its operations by entering new markets on its own or through acquisition of existing taxicab rooftop advertising companies.  Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company’s operations because Securities and Exchange Commission regulations prohibit the consolidation of non-investment companies with investment companies.

          During 2002 and 2001, Media’s operations were constrained by a very difficult advertising environment compounded by the rapid expansions of tops inventory that occurred during 1999 and 2000.  Media began to recognize losses as growth in operating expenses exceeded growth in revenue.  Also, a substantial portion of Media’s revenues in 2001 arose from the realization of amounts that had been paid for and deferred from prior periods.  Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations.  Media’s growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from the September 11, 2001 terrorist attacks and a general economic downturn.

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

          Also included in 2001 was a $1,350,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes, of which $656,000 was reversed in 2002 as a result of changes in the tax laws.  During 2001, primarily as a result of expansion into numerous cities and the lag associated with selling those taxi tops, Media began to incur losses for both financial reporting and tax purposes, indicating that this deferred tax asset now represented a receivable or refund from the tax authorities for those taxes previously paid.  However, due to statutory limitations in 2001 on Media’s ability to carry these tax losses back more than two years, and the uncertainties concerning the level of Media’s taxable income in the future, Media determined to reserve against the receivable.  In March 2002, Congress passed and the President signed an economic stimulus bill that among its provisions included a carryback provision for five years.  As a result, Media carried back an additional $656,000 in the 2002 first quarter and retains a net operating loss carryforward of $6,056,000.

          The reduction in accounts payable and accrued expenses primarily reflected adjustments made during the 2002 second quarter to obligations owed to certain taxi fleet operators which resulted from Media’s efforts to continue reducing fleet costs so that they were more in line with the reduced levels of revenue.  The increase in amounts due to parent, primarily reflected charges for salaries and benefits and corporate overhead paid by the parent on Media’s behalf.

          In July 2001, Media acquired certain assets and assumed certain liabilities of MMJ, a taxi advertising operation similar to those operated by Media in the U.S., which has advertising rights on approximately 6,200 cabs servicing various cities in Japan.  The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the next three years.  MMJ accounted for approximately 11% of Media’s consolidated revenue during 2002, compared to 8% during 2001.

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

Consolidated Results of Operations

          For the Years Ended December 31, 2002 and 2001

          Net decrease in net assets decreased as a result of operations by $12,612,000 or $0.69 per diluted common share in 2002, a decrease of $8,554,000 from a loss of $4,058,000 or $0.24 in 2001, primarily reflecting the costs of debt extinguishment, the impact of a reduced level of earning assets, and greater losses in Media, partially offset by improved portfolio valuations in the 2002 periods, and the valuation assessments made in light of the September 11, 2001 terrorist attacks and a general economic downturn in 2001, as further described below.

          Included in the results for 2002 were costs related to the debt extinguishment efforts of the Company including prepayment penalties, default interest charges, loan fees, legal fees, and consultant costs of $9,417,000.  Included in the results for 2001 were charges of $11,500,000 primarily relating to valuation assessments the Company made in regards to the future realizability of asset values in light of the September 11, 2001 terrorist attacks and their impact on New York City and the Company’s operations, compounded by the recessionary forces battering the economy, including the sharp reduction in interest rates and their effect on prepayment levels.  The charges included $3,300,000 to increase unrealized depreciation to reflect the impact of the economic forces on delinquency trends, reduced payment levels, and collateral values; $3,100,000 to writedown the value of collateral appreciation participation loans to reflect recent transaction activity in Chicago medallions; $2,050,000 to reflect acceleration in the deterioration in the prepayment speeds on the Company’s servicing asset receivable; $1,350,000 to reserve against the risks of future realization of previously recorded deferred tax benefits related to Media’s operations; $1,150,000 related to additional bank charges for new amendments to our borrowing agreements and higher pricing; and $550,000 related to the write-off of previously capitalized transaction costs that are no longer expected to close.

          Net increase in net assets resulting from operations excluding the charges described above was a loss of $3,195,000 or $0.18 per share for 2002, a decrease of $10,637,000 from income of $7,442,000 or $0.45 for 2001.  Net investment loss was $8,025,000 or $0.44 per share in 2002, a decrease of $10,497,000 from income of $2,472,000 or $0.15 per share in 2001.  Excluding the charges described above, net investment income was $1,477,000 or $0.08 per share in 2002, a decrease of $7,679,000 from net investment income of $9,172,000 or $0.55 in 2001.

          Investment income was $33,875,000 in 2002, down $8,227,000 or 20% from $42,102,000 in 2001, which reflected a $3,100,000 writedown of the value of collateral appreciation participation loans to reflect transaction activity in Chicago medallions in the 2001 third quarter.  Adjusted for the writedown, 2002 investment income was down $11,327,000 or 27% from 2001.  The decrease in 2002 primarily reflected the reduced volume of earning assets compared to a year ago, and lower yields on the portfolio due to the lower interest rate environment.  Average total investments outstanding were $412,527,000 in 2002, compared to $483,235,000 in 2001, a decline of 15%.

          The yield on the total portfolio was 8.21% in 2002, compared to 8.71% for 2001, which reflected the collateral appreciation participation loans writedown described above.  Adjusted for the writedown, the portfolio yield in 2001 was 9.35%, and the decline in 2002 was 114 basis points, primarily reflecting the series of rate drops initiated by the Federal Reserve bank beginning in early 2001, which reduced the prime lending rate by 475 basis points.  Average medallion loans represented 59% of the total average investment portfolio at December 31, 2002, compared to 55% at December 31, 2001, while average commercial loans were down slightly to 41% from 45% a year ago.  Yields on medallion loans were 7.74% at yearend, compared to 8.88% a year ago, and yields on commercial loans were 9.85%, compared to 9.81% for 2001.  The increase in the yield on commercial loans primarily reflected the asset-based lending business allowing lower yielding credits to run off, replacing them with higher yielding new business.

          Medallion loans were $210,476,000 at yearend, down $42,199,000 or 17% from $252,675,000 at the end of 2001, reflecting reductions in most markets, particularly in New York, and the reclassification of certain Chicago loans to owned medallions.  The commercial loan portfolio was $138,361,000 at yearend, compared to $199,329,000 a year ago, a decrease of $60,968,000 or 31%, reflecting decreases in all business lines, especially the SBA Section 7(a) and asset-based lending businesses.  In general, the decreases in the loan portfolios were a result of the banks and senior noteholders requiring the Company to reduce the level of outstandings in the revolving lines of credit and senior notes.  See page 24 for a table which shows loan balances and portfolio yields by type of loan.

          During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by 500 Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions.  In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios, and is entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral.  During 2002, $0 additional interest income was recorded, compared to a decrease of $3,100,000 for 2001, which was reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets.  During 2002, 400 of the medallions were returned to the Company in lieu of repayment of the loans.  As a result, $8,000,000 of these loans was carried in other assets, and $950,000 was carried in medallion loans, in total representing 2% of the Company’s assets.  In addition, the borrower had not paid interest due of $1,265,000.  Subsequently, the Company reached agreement to sell 300 of the 400 medallions to a new borrower at book value, upon the transfer of the licenses by the City of Chicago, and 22 medallions for $1,340,000 were reclassified back to medallion loans at yearend, reflecting the transfers to date.  The Company also had a buyer in discussions for the 100 remaining returned medallions, and reached agreement on a term payout of the interest due with the original borrower, which is carried on nonaccrual, although payments continue to be made.  In addition, the 100 medallions which had remained in the loan portfolio, likewise remain on nonaccrual although payments continue to be made.

          Interest expense was $20,107,000 in 2002, down $5,378,000 or 21% from $25,485,000 in 2001, primarily reflecting lower average balances outstanding.  The Company’s borrowings from its bank lenders and noteholders were repriced several times during 2001 and 2002 as a result of the negotiations and amendments to the loan agreements and notes.  The impact of all of this was to increase the Company’s borrowing costs by $7,090,000 or 248 basis points in 2002, and by $3,592,000 or 99 basis points in 2001, compared to the rates in effect at the beginning of 2001.  Excluding these amounts, interest expense in 2002 would have been $13,017,000, down $8,876,000 or 41% from $21,893,000 in 2001.  In addition, during 2002, the majority of the Company’s loans matured and were subject to intensive discussions concerning the ultimate liquidation of the outstandings.  The costs associated with these discussions of $9,417,000 went well above and beyond the normal interest charges on the debt, and were classified to operating expenses as costs of debt extinguishment.  Average debt outstanding was $281,707,000 for 2002, compared to $362,328,000 for 2001, a decrease of $80,621,000 or 22%.  The Company’s debt is primarily tied to floating rate indexes, which began falling during early 2001, and continued to drop until late in the year.  The Company’s average borrowing costs were 7.14% and 7.03% in 2002 and 2001, respectively, compared to declines in market rates of over 500 basis points during the period.  Approximately 72% of the Company’s debt was short-term and floating or adjustable rate in both 2002 and 2001.  See page 27 for a table which shows average balances and cost of funds for the Company’s funding sources.

          Net interest income was $13,768,000, and the net interest margin was 3.34% for 2002, down $2,848,000 or 17% from $16,616,000 or 3.43% in 2001, primarily reflecting the decreases in yields and balances in the loan portfolio, and the $3,100,000 reduction in additional interest income on the collateral appreciation participation loans in 2001, partially offset by lower borrowing costs associated with reduced levels of borrowings at lower rates of interest.  Adjusted for the impact of the additional interest on the collateral appreciation participation loans, the net interest margin was 4.08% for 2001.

          Noninterest income was $6,121,000 in 2002, up $2,529,000 or 70% from $3,592,000 in 2001.  The Company had gains on the sale of loans of $1,444,000 (which included gains on the sale of the guaranteed portion of SBA 7(a) loans of $979,000), down $43,000 or 3% from $1,487,000 a year ago, which only included SBA sales.  During 2002, $13,888,000 of loans were sold under the SBA program, compared to $25,644,000 for 2001, a decline of 46%.  The decline in gains on SBA sales reflected a decrease in loans sold, partially offset by a higher level of market-determined premiums received on the sales in the 2002 periods.  Offsetting the decline in SBA guaranteed sales were sales of $11,338,000 of the unguaranteed portion of these loans held by the Company that were sold for a gain of $465,000.  Other income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, of $4,678,000 in 2002 was up $2,573,000 from $2,105,000 a year ago, primarily reflecting charges to revalue the servicing fee receivable by $2,050,000 in 2001, as a result of substantial increases in prepayments on the serviced portfolio in 2001 which resulted from the sharp decrease in interest rates, among other factors, and in 2002, from a success fee earned on a mezzanine investment of $873,000, unusually large prepayment penalties of $127,000 for two loans, a $56,000 referral fee, and $55,000 from insurance proceeds received on a customer.  Excluding those charges and fees, other income of $3,567,000 was down $588,000 or 14% from $4,155,000 in 2001, primarily reflecting the impact of a lower asset base on fee income.

          Operating expenses were $27,830,000 in 2002, up $10,078,000 or 57% from $17,752,000 in 2001, and included costs related to debt extinguishment of $9,417,000 for prepayment penalties, default interest charges, loan fees, legal fees, and consultant costs in 2002, and the charges described above for 2001.  Excluding these costs, operating expenses were $18,413,000 in 2002, up $1,621,000 or 10% from $16,792,000 in 2001.  Salaries and benefits expense for 2002 of $9,176,000 were down $245,000 or 3% from $9,421,000 in 2001, primarily reflecting a 11% decrease in average headcount.  Professional fees of $2,455,000 were up $195,000 or 9% from $2,260,000 a year ago, which also reflected the writeoff of $396,000 of capitalized costs in 2001 associated with certain financing transactions which were no longer being pursued.  Excluding the writeoff, the 2002 increase reflected $248,000 of increased amortization of capitalized costs associated with debt and other financial transactions, the reimbursement of $162,000 of legal fees in 2001, and increased legal and accounting expenses.  Amortization of goodwill was $0 in 2002, reflecting the change in accounting rules which no longer allow for goodwill amortization, compared to $653,000 in 2001, which also included the $116,000 writeoff of all remaining goodwill related to the 1997 acquisition of BLL.  Other operating expenses of $6,782,000 in 2002 were up $1,363,000 or 25% from $5,419,000 in 2001, primarily reflecting operational cleanups that occurred in 2001, which reduced operating expenses by $1,161,000, and by a higher level of collection costs on delinquent loans, and increased insurance and other office-related expenses, partially offset by lower bank charges (shown in costs of debt extinguishment in 2002) and computer expenses.

          Net unrealized appreciation on investments was $1,749,000 in 2002, compared to depreciation of $3,515,000 in 2001.  Net unrealized appreciation on investments net of Media was $6,543,000, compared to depreciation of $140,000 a year ago.  Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio.  When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components.  As a result, movement between periods can appear distorted.  The 2002 activity resulted from the reversals of unrealized depreciation associated with fully depreciated loans and equity investments which were charged off of $6,295,000 and the increase in valuation of equity investments of $4,355,000, partially offset by net unrealized depreciation of $4,104,000 and recoveries of $3,000.  The 2001 activity resulted from unrealized depreciation of $7,411,000 reflecting the recessionary impact on borrower operations and collateral values, and by the reversals of unrealized appreciation associated with sold investments, primarily equities, of $121,000, partially offset by the reversals of unrealized depreciation associated with investments fully written off, primarily fully depreciated loans which were charged off, of $4,454,000 and the increase in valuation of investments of $2,937,000, primarily in equity securities.

          Also included in unrealized appreciation (depreciation) on investments were the net losses of the Media division of the Company.  Media generated a net loss of $4,794,000 in 2002, an increase of $1,419,000 compared to a net loss of $3,375,000 in 2001.  Included in 2002 was a $656,000 tax benefit to reverse a portion of the $1,350,000 charge taken in 2001 to establish a reserve against the realizability of deferred tax benefits previously recorded due to changes in Media’s tax situation and the greater costs associated with the rapid increase in tops under contract and cities serviced, which outpaced the increase in revenue.  The reversal resulted from the change in the tax law allowing for an additional two year carryback of net operating losses.  Adjusted for the tax items, Media lost $5,450,000 in 2002, compared to a loss of $1,875,000 in 2001.  The decline in profits in 2002 primarily reflected decreased revenue, which continued to be impacted by contract cancellations and other business retrenchments resulting from the terrorist attacks in New York City and a general economic downturn, partially offset by reduced fleet costs which declined at a slower rate than revenue as fleet contracts were renegotiated.  Advertising revenues were $6,489,000 in 2002, down $6,761,000 or 51% from $13,250,000 in 2001.  Revenue in 2001 also included $567,000 related to contracts that were cancelled in prior periods due to legislative changes and other factors.  This revenue was recognized upon determination that Media had no further continued obligations under the contract.  During 2001, Media exerted a greater effort to reduce the amount of deferred revenue by increasing capacity utilization, resulting in a drop of $4,664,000 in deferred revenue to $790,000 at December 31, 2002, compared to year end 2000, which included an increase of $34,000 in 2002 and a reduction of $4,699,000 in 2001, including the $567,000 related to contract cancellations referred to above.  To the extent that Media cannot generate additional advertising revenue to replace the deferred revenue recorded in 2001, Media’s results of operations will continue to be negatively impacted.  Vehicles under contract in the U.S. were 9,600, down 600 or 6% from 10,200 a year ago, primarily reflecting efforts to reduce fleet costs.  Media’s results also included losses of $751,000 and $294,000 for 2002 and 2001, respectively, related to foreign operations (6,100 tops/racks under contract), which are suffering from the same slowdown in advertising that is hurting the U.S. market.

          The Company’s net realized loss on investments was $6,335,000 in 2002, compared to $3,015,000 for 2001, reflecting the above and direct chargeoffs of $43,000 in 2002 and $19,000 in 2001.

          The Company’s net realized/unrealized loss on investments was $4,586,000 in 2002, compared to $6,531,000 for 2001, reflecting the above.

          For the Years Ended December 31, 2001 and 2000

          Net assets resulting from operations of ($4,058,000) or ($0.24) per common share, decreased $11,599,000 from $7,541,000 or $0.52 per share in 2000, reflecting decreased net interest and non interest income, and higher levels of net realized/unrealized losses on the investment portfolios, partially offset by reduced operating expenses.

          Included in the results for 2001 were charges of $11,500,000 primarily relating to valuation assessments the Company made in regards to the future realizability of asset values in light of the September 11, 2001 terrorist attacks and their impact on New York City and the Company’s operations, compounded by the recessionary forces battering the economy, including the sharp reduction in interest rates and their effect on prepayment levels.  The charges included $3,300,000 to increase unrealized depreciation to reflect the impact of the economic forces on delinquency trends, reduced payment levels, and collateral values; $3,100,000 to writedown the value of collateral appreciation participation loans to reflect recent transaction activity in Chicago medallions; $2,050,000 to reflect acceleration in the deterioration in the prepayment speeds on the Company’s servicing asset receivable; $1,350,000 to reserve against the risks of future realization of previously recorded deferred tax benefits related to Media’s operations; $1,150,000 related to additional bank charges for new amendments to our borrowing agreements and higher pricing; and $550,000 related to the write-off of previously capitalized transaction costs that are no longer expected to close.  Likewise, 2000 results included one-time charges of $3,140,000 related to acquisition-related matters ($1,804,000), the termination of certain capital markets activities ($801,000), and the costs of amending our borrowing agreements with our bank group ($535,000), fully offset by income of $3,100,000 reflecting the write-up in the value of collateral appreciation participation loans.  Excluding the impact of these charges, 2001 net increase in net assets resulting from operations was $7,442,000 or $0.45 per share, a decrease of $139,000 or 2% compared to 2000.

          Investment income was $42,102,000, down $13,508,000 or 24% from $55,610,000 in 2000.  The decrease compared to 2000 primarily reflected the $6,200,000 swing in values of the collateral appreciation participation loans from early 2000 to late 2001, as well as lower yields on the portfolio primarily due to the lower interest rate environment in 2001, a decreased level of loans, and a higher level of nonaccrual loans.  Total net investments at year-end were $462,253,000, down $53,757,000 or 10% from 2000.

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

          Medallion loans were $252,675,000 at yearend, down $46,628,000 or 16% from $299,304,000 at the end of 2000, reflecting reductions in most markets.  The commercial loan portfolio was $199,329,000 at yearend, compared to $212,721,000, for 2000 a decrease of $13,392,000 or 6%, reflecting reductions in all commercial lending categories except asset-based receivable lending which increased $10,835,000 or 25%.  In general, the decrease in the loan portfolios was a result of the bank lenders requiring the Company to reduce the level of outstandings in the revolving lines of credit.

          During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions.  In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios and is entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral.  During 2001, the effect of a general economic downturn began to stress the value of Chicago taxi medallions, which accelerated as the year progressed.  As a result the Company determined that the previously recorded appreciation was no longer supported by current Chicago medallion prices, and therefore adjusted the carrying values down to their original face value of $8,950,000, which represented approximately 2% of its total investment portfolio.  Additional interest income was reduced $3,100,000 for 2001, compared to an increase of $3,100,000 for 2000, and is reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets.

          Interest expense was $25,485,000 in 2001, down $3,459,000 or 12% from $28,944,000 in 2000, primarily reflecting a switch from lower cost commercial paper to higher cost bank debt and SBA debentures, and higher bank fees and charges related to the renewals and amendments of the bank loans, partially offset by lower rates and lower average balances outstanding.  The Company’s borrowings from its bank lenders generally were repriced during the year as a result of the negotiations and amendments to the bank facilities.  The impact of all of this was to increase the Company’s cost of funds by $3,592,000 or 109 basis points.  Outstanding balances under all financing arrangements decreased $74,281,000 or 19% during 2001 to $321,845,000 from $396,126,000 in 2000.  The Company’s debt is primarily tied to floating rate indexes, which rose during most of 2000, and began declining thereafter.  The Company’s average cost of funds was 7.03% in 2001, compared to 7.54% a year ago, a decrease of 51 basis points.  Approximately 72% of the Company’s debt is short-term and floating rate, compared to 82% a year ago.  See page 27 for a table which shows average balances and cost of funds for the Company’s funding sources.

          Net interest income was $16,616,000, and net interest margin was 3.43% in 2001, down $10,051,000 or 38% from $26,667,000 or 5.16% in 2000, primarily reflecting the $6,200,000 difference in additional interest income on the collateral appreciation participation loans and the decreases in yields and balances in the loan portfolio, partially offset by lower borrowing costs associated with reduced levels of borrowings at lower rates of interest.  The net interest margin was 4.08% in

2001, compared to 4.56% in 2000, adjusted for the impact of the additional interest on the collateral appreciation participation loans.

          Noninterest income was $3,592,000 in 2001, down $2,696,000 or 43% from $6,288,000 in 2000.  The Company had gains on the sale of the guaranteed portion of SBA 7(a) loans of $1,487,000 in 2001, down $1,073,000 or 42% from $2,560,000 in 2000.  During 2001, $25,644,000 of loans were sold under the SBA program compared to $51,100,000 during 2000.  The decline in gains on sale reflected a decrease in loans sold of $25,456,000 or 50%, partially offset by an increase in the level of market-determined premiums received on the sales.  Negative goodwill was fully accreted during 2000, and accordingly, accretion was $0 in 2001, compared to $351,000 in 2000.  Other income of $2,105,000 in 2001 was down $1,273,000 or 38% from $3,378,000 in 2000, primarily reflecting charges to revalue the servicing fee receivable by $2,171,000 in 2001, compared to $205,000 in 2000.  The charges were primarily a result of substantial increases in prepayments on the serviced portfolio during 2001, resulting from the sharp decrease in interest rates, among other factors.  Excluding the charges, other income which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income was up $1,004,000 or 28%.

          Noninterest expenses were $17,752,000 in 2001, down $5,697,000 or 24% from $23,449,000 in 2000.  Adjusting for the charges described above, the improvement in noninterest expense was $4,627,000 or 20%.  Salaries and benefits expense of $9,421,000 was down $1,091,000 or 10% from $10,512,000 in 2000, primarily reflecting a 12% reduction in headcount.  Professional fees of $2,260,000 were down $344,000 or 13% from $2,604,000 in 2000, and included the write-off in both periods of capitalized costs associated with certain financing transactions that are no longer being pursued.  These write-offs equaled $396,000 in 2001 and $801,000 in 2000.  Merger-related expense of $1,804,000 in 2000 reflected costs associated with the FSVC merger and the write-off of costs capitalized in connection with two acquisitions that were contracted in 2000, but which were subsequently terminated.  Amortization of goodwill was $653,000 in 2001 compared to $540,000 a year-ago, and included the $116,000 write-off of all remaining goodwill related to the 1997 acquisition of BLL.  Other operating expenses of $5,419,000 in 2001 were down $2,930,000 or 35% from $8,348,000 in 2000, primarily reflecting the continued cleanups of financial records and operations, and a general effort to control expenses.

          Net investment income after taxes was a loss of $2,472,000 in 2001, down $7,215,000 from $9,687,000 in 2000, reflecting the results of operations described above.  Excluding the impact of the unusual items previously mentioned, net investment income after taxes was $10,672,000, up $945,000 or 10% from 2000.

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

          Also included in unrealized appreciation (depreciation) on investments were the net losses of the Media division of the Company in 2001.  Media generated a net loss of $3,375,000 in 2001, an increase of $2,954,000 compared to a net loss of $421,000 for 2000.  The decline in profits in 2001 reflected the charge of $1,350,000 to establish a reserve against the realizability of deferred tax benefits previously recorded due to changes in Media’s tax situation and the greater costs associated with the rapid increase in tops under contract and cities serviced, which outpaced the increase in revenue.  Advertising revenues were $13,250,000 in 2001, up $2,106,000 or 19% from $11,144,000 in 2000.  Revenue in 2001 was reduced by approximately $934,000 related to contract cancellations resulting from the terrorist attacks in New York City.  During 2001, Media exerted a greater effort to reduce the amount of deferred revenue by increasing capacity utilization, resulting in a drop of $4,699,000 in deferred revenue to $755,000 at year end 2001, compared to a year-ago.  To the extent that Media cannot generate additional advertising revenue to replace the deferred revenue recorded in 2001, Media’s results of operations may be negatively impacted.  Also included in advertising revenue was $567,000 related to contracts that were cancelled in prior periods due to legislative changes and other factors.  This revenue was recognized upon determination that Media had no further continued obligations under the contract.  During 2001, vehicles under contract increased 300 or 3% to 10,200 from 9,900 a year ago.  As a result of the substantial growth in tops inventory during the later part of 2000, Media’s fleet payment costs and related operating expenses to service those tops increased in 2001 at a greater rate than the growth in revenue, resulting in lower profits in the 2001 periods compared to 2000.  Media’s results for 2001 also included losses of $294,000 related to foreign operations.

          Net realized loss on investments was $3,015,000 in 2001 compared to losses of $3,884,000 in 2000, primarily reflecting the charge-off of fully reserved commercial loans.

          The Company’s net realized/unrealized loss on investments was $3,155,000 in 2001 compared to $1,725,000 for 2000, reflecting the above.

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

          A relative measure of interest rate risk can be derived from the Company’s interest rate sensitivity gap.  The interest rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities, which mature and/or reprice within specified intervals of time.  The gap is considered to be positive when repriceable assets exceed repriceable liabilities, and negative when repriceable liabilities exceed repriceable assets.  A relative measure of interest rate sensitivity is provided by the cumulative difference between interest sensitive assets and interest sensitive liabilities for a given time interval expressed as a percentage of total assets.

          The following table presents the Company’s interest rate sensitivity gap at December 31, 2002.  The principal amount of medallion loans and commercial loans are assigned to the time frames in which such principal amounts are contractually obligated to be paid.  The Company has not reflected an assumed annual prepayment rate for medallion loans or commercial loans in this table.

(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total

Earnings assets
Medallion and commercial fixed-rate loans	$45,725	$53,569	$75,062	$18,990	$18,940	$3,739	$12,956	$228,981
Variable-rate loans	77,299	9,128	4,173	1,642	4,974	2,347	27,380	126,943
Cash	35,369	—	—	—	—	—	—	35,369

Total earning assets	$158,393	$62,697	$79,235	$20,632	$23,914	$6,086	$40,336	$391,293

Liabilities
Revolving line of credit	$132,590	$—	$—	$—	$—	$—	$—	$132,590
Bank loans	48,018	—	—	—	—	—	—	48,018
SBA secured notes	—	—	1,040	7,750	11,270	—	47,785	67,845
Senior secured notes	2,314	—	—	—	—	—	—	2,314

Total liabilities	$182,922	$—	$1,040	$7,750	$11,270	$—	$47,785	$250,767

Interest rate gap	$(24,529)	$62,697	$78,195	$12,882	$12,644	$6,086	$(7,449)	$140,526

Cumulative interest rate gap	$(24,529)	$38,168	$116,363	$129,245	$141,889	$149,975	$140,526	—

          The Company’s interest rate sensitive assets were $391,293,000 and interest rate sensitive liabilities were $250,767,000 at December 31, 2002.  The one-year cumulative interest rate gap was negative $24,529,000 or 6% of interest rate sensitive assets.

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

          Total premiums paid under the interest rate cap agreements have been expensed.  There are no unamortized premiums on the balance sheet as of December 31, 2002.  The Company will seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

          In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures.  The Company had outstanding SBA debentures of $67,845,000 with a weighted average interest rate of 6.24%, consulting 27% of the Company’s total indebtedness as of December 31, 2002.

          Liquidity and Capital Resources

          Our sources of liquidity are the revolving line of credit with Merrill Lynch, long-term SBA debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, and participations or sales of loans to third parties.  As a RIC, we in essence are required to distribute at least 90% of our investment company taxable income; consequently, we historically have primarily relied upon external sources of funds to finance growth.  In September 2002, the Trust entered into a $250,000,000 revolving line of credit with Merrill Lynch Bank USA for the purpose of funding medallion loans acquired from MFC and others.  At December 31, 2002, $117,410,000 of this line was available for future use.  In May 2001, the Company applied for and received $72,000,000 of additional funding with the SBA ($111,700,000 to be committed by the SBA in total), subject to the infusion of additional equity capital into the respective subsidiaries.  At December 31, 2002,

$24,215,000 of this commitment is still available.  Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits.

          The components of our debt were as follows at December 31, 2002:

	Balance	Percentage	Rate (1)

Revolving line of credit	$132,590,000	53%	3.11%
SBA debentures	67,845,000	27	6.24
Notes payable to banks	48,018,000	19	4.83
Senior secured notes	2,314,000	1	8.85

Total outstanding debt	$250,767,000	100%	4.34

(1)	Weighted average contractual rate as of December 31, 2002.

FINANCING ARRANGEMENTS

          In September 2002, the Company and MFC renegotiated a substantial portion of their outstanding debt.  A wholly-owned subsidiary of MFC, Taxi Medallion Loan Trust I (Trust), entered into a revolving line of credit with Merrill Lynch Bank USA for the purpose of acquiring medallion loans from MFC and to provide for future growth in the medallion lending business.  The funds paid to MFC by the Trust were used to pay down notes payable to banks and senior secured notes.  As a result of these paydowns, the Company and MFC were able to negotiate amendments to their existing facilities with the banks and noteholders.  As of March 31, 2003, the Company and MFC were current on all debt obligations and in full compliance with all terms and conditions.  The Company continues to explore alternative financing options with other lenders for the balance of its debt outstanding under the notes payable to banks and the senior secured notes.

          Borrowings under the Trust’s revolving line of credit are secured by the Trust’s assets, and borrowings under the notes payable to banks and the senior secured notes are secured by the assets of MFC and the Company.

          The outstanding balances were as follows:

	December 31, 2002	December 31, 2001
Revolving line of credit	$132,590,000	$—
Notes payable to banks	48,018,000	233,000,000
Senior secured notes	2,314,000	45,000,000

Total	$182,922,000	$278,000,000

(A) REVOLVING LINE OF CREDIT

          In September 2002, the Trust, a separate but wholly-owned subsidiary of MFC organized as a Delaware business trust, entered into a revolving line of credit agreement with Merrill Lynch Bank USA (MLB) to provide up to $250,000,000 of financing to the Trust, to acquire medallion loans from MFC, funded by the secured revolving line of credit with MLB (MLB line). MFC is the servicer of the loans owned by the Trust.  The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances.  In addition, if certain financial tests are not met, MFC can be replaced as a servicer.  The MLB line matures in September 2003, but may be extended until September 2004 if certain conditions are met.  The interest rate is LIBOR plus 1.50% with an unused facility fee of 0.375%.

(B) NOTES PAYABLE TO BANKS AND SENIOR SECURED NOTES

          We are a party to three other financing agreements: (1) the Second Amended and Restated Loan Agreement, dated as of September 22, 2000, among the Company, MBC and the parties thereto (the Company Bank Loan); (2) the Amended and Restated Loan Agreement, dated as of December 24, 1997, as amended, among MFC and the parties thereto (the MFC Bank Loan); and (3) the Note Purchase Agreements, each dated as of June 1, 1999, as amended, between MFC and the note holders thereto (the MFC Note Agreements).  In September 2002, all three agreements were amended contemporaneously with the closing on the MLB line as described below.

          The Company Bank Loan matures August 31, 2003, and bears interest at the rate per annum of prime plus 0.5%.  The amortization schedule is as shown on page 37.  The Company Bank Loan permits the payment of dividends solely to the extent necessary to enable the Company to maintain its status as a RIC and to avoid the payment of excise taxes, consistent with the Company’s dividend policy.  The Company Bank Loan is secured by all receivables and various other assets owned by the Company.  All financial covenants except for the borrowing base covenants (as further discussed below) are waived during the term of the loan.

          The MFC Bank Loan matures August 31, 2003, and bears interest at the rate per annum of prime, which increases to prime plus 0.5% on January 11, 2003, and further increases to prime plus 1% on May 11, 2003.  The amortization schedule is as shown on page 37.  The MFC Bank Loan permits the payment of dividends solely to the extent necessary to enable MFC to maintain its status as a RIC and to avoid the payment of excise taxes, consistent with MFC’s dividend policy.  The MFC Bank Loan is secured by all receivables and various other assets owned by MFC.  The collateral for the MFC Bank Loan secures both the MFC Bank Loan and the MFC Note Agreements on an equal basis.  All financial covenants except for the borrowing base covenants (as further discussed below) are waived during the term of the loan.

          The MFC Note Agreements have similar terms to the MFC Bank Loan, except the initial interest rate is 8.85%, which increases to 9.35% on January 12, 2003, and further increases to 9.85% on May 12, 2003.  A prepayment penalty of approximately $3,500,000 must be paid on or before maturity, of which $3,332,000 has been accrued in accordance with the prepayment provisions of the agreement, and is recorded in interest payable on the consolidated balance sheet.

          The Company Bank Loan, MFC Bank Loan, and MFC Note Agreements (Financing Agreements) obligate the Company or MFC, as applicable, to prepay the loans under the applicable Financing Agreement in the event the outstanding amount thereunder exceeds an agreed upon borrowing base as defined in the loan documents (which generally equals a specified percentage of the eligible outstanding commercial and medallion loans plus cash).  The Financing Agreements are guaranteed by Media, secured pro rata by 100% of Media’s capital stock.  In addition, as is standard with servicing agreements, the MLB Line contains a servicer default in the event if MFC fails to satisfy certain financial tests and other requirements, but such failure does not, in and of itself, provide MLB the right to accelerate the maturity of loans.  If MLB obtains the right to replace MFC as the servicer, and so notifies MFC and fails to retract such notice within seven days, the banks or note holders would thereupon obtain the right to replace the Company or MFC as servicer for the loans constituting collateral under their agreements.

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

          The amendments require the following amortization schedule based on payment activity through December 31, 2002.

		MFC

2003	The Company Bank Loan	Bank Loan	Note Purchase Agreement	Total

January	$—	$3,499,000	$727,000	$4,226,000
February	13,500,000	1,655,000	345,000	15,500,000
March	1,000,000	1,655,000	345,000	3,000,000
April	18,000,000	827,000	173,000	19,000,000
May	1,000,000	827,000	173,000	2,000,000
June	1,000,000	827,000	173,000	2,000,000
July	1,000,000	827,000	173,000	2,000,000
August	1,421,000	981,000	205,000	2,607,000

Total	$36,921,000	$11,098,000	$2,314,000	$50,333,000

          As of March 31, 2003, the amounts outstanding under the Company Bank Loan, the MFC Bank Loan and the MFC Note Purchase Agreements were $10,835,000, $402,000, and $84,000, respectively.  See Note 6 to the consolidated financial statements for additional information on the Financing Agreements.

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

          Interest and Principal Payments

          Interest and principal payments are paid monthly.  Interest on the bank loans is calculated monthly at a rate indexed to the bank’s prime rate.  Substantially all promissory notes evidencing the Company’s and MFC’s investments, other than those held by the Trust, are held by a bank as collateral agent under the agreements.  The Company and MFC are required to pay an amendment fee of 25 basis points on the amount of the aggregate commitment for the Company.  As noted above, the amendments entered into during 2002 to the Company’s bank loans and senior secured notes involved changes, and in some cases increases, to the interest rates payable thereunder.  In addition, during events of default, the interest rate borne on the lines of credit is based upon a margin over the prime rate rather than LIBOR.  In addition to the interest rate charges, approximately $14,521,000 had been incurred through December 31, 2002 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which $9,417,000 was expensed as part of costs of debt extinguishment in 2002, $1,754,000 was expensed as part of interest expense in 2002, and $173,000 was expensed as part of professional fees.  The balance of $3,156,000, which relates solely to the Trust’s new line of credit with Merrill Lynch, will be charged to interest expense over the remaining term of the line of credit.

          The table below shows the costs of the debt and related amounts outstanding for the years ended December 31, as follows.

	2002	2001

The Company
Interest expense (1)	$3,936,336	$6,412,265
Costs of debt extinguishments	1,735,404	—

Total debt costs	$5,671,740	$6,412,265

Average borrowings outstanding	$59,702,701	$96,183,151
Interest rate (2)	6.59%	6.67%
Total debt costs rate (3)	9.50%	6.67%
Amount outstanding	$36,921,051	$85,000,000
Weighted average interest at period end	4.95%	6.25%

MFC
Interest expense (1)	$9,749,294	$16,422,920
Costs of debt extinguishments	7,681,910	—

Total debt costs	$17,431,204	$16,422,920

Average borrowings outstanding	$135,019,784	$233,775,260
Interest rate (2)	7.22%	7.03%
Total debt costs rate (3)	12.91%	7.03%
Amount outstanding	$13,411,291	$193,000,000
Weighted average interest at period end	5.21%	5.36%
Combined
Interest expense (1)	$13,685,630	$22,835,185
Costs of debt extinguishments	9,417,314	—

Total debt costs	$23,102,944	$22,835,185

Average borrowings outstanding	$194,722,485	$329,958,411
Interest rate (2)	7.03%	6.92%
Total debt costs rate (3)	11.86%	6.92%
Amount outstanding	$50,332,342	$278,000,000
Weighted average interest at period end	5.02%	5.63%

(1)	Includes commitment fees, and amortization of certain capitalized costs of obtaining debt.
(2)	Represents interest expense for the period presented as a percentage of average borrowings outstanding.
(3)	Represents total debt costs for the period presented as a percentage of average borrowings outstanding.

(C) INTEREST RATE CAP AGREEMENTS

          On June 22, 2000, MFC entered into an interest rate cap agreement limiting the Company’s maximum LIBOR exposure on $10,000,000 of MFC’s revolving credit facility to 7.25% until June 24, 2002.  Premiums paid under interest rate cap agreements were fully expensed by the end of 2001, including $0, $91,000, and $84,000 expensed in 2002, 2001, and 2000.  There are no unamortized premiums on the balance sheet as of December 31, 2002.

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

          In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments.  In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments.  Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds.  As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income.  In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains.  We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities.  Our long-term fixed-rate investments are financed primarily with short term floating rate debt, and to a lesser extent with long-term fixed-rate debt.  We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.  The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense.  Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net increase (decrease) in assets by less than 3% for 2002.  Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase (decrease) in assets.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

          The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2002.

(Dollars in thousands)	The Company	MFC	BLL	MCI	MBC	FSVC	Total

Cash	$2,340	$8,757	$3,831	$7,164	$7,182	$6,095	$35,369
Bank loans (1)
Amounts outstanding	36,921	11,097					48,018
Average interest rate	4.95%	4.45%					4.83%
Maturity	8/03	8/03					8/03
Lines of Credit (2)		250,000					250,000
Amounts undisbursed		117,410					117,410
Amounts outstanding		132,590					132,590
Average interest rate		3.11%					3.11%
Maturity		9/03					9/03
SBA debentures (3)				46,500		45,560	92,060
Amounts undisbursed				21,000		3,215	24,215
Amounts outstanding				25,500		42,345	67,845
Average interest rate				7.31%		5.59%	6.24%
Maturity				3/06-3/12		6/05-3/13	6/05-3/13
Senior secured notes (1)		2,314					2,314
Average interest rate		8.85%					8.85%
Maturity		8/03					8/03

Total cash and remaining amounts undisbursed under credit facilities	$2,340	$126,167	$3,831	$28,164	$7,182	$9,310	$176,994

Total debt outstanding	$36,921	$146,001	$—	$25,500	$—	$42,345	$250,767

(1)	The Bank loans and Senior secured notes have been renewed in a term debt agreement maturing August 31, 2003. There are fixed amortization requirements each month.
(2)	New line of credit with Merrill Lynch for medallion lending.
(3)	The remaining amounts under the approved commitment from the SBA may be drawn down through May 2006, upon submission of a request for funding by the Company and its subsequent acceptance by the SBA.

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

          Furthermore, the Company has submitted an application to receive a bank charter for an Industrial Loan Corporation (ILC) to be headquartered in Salt Lake City, Utah, which if granted, would permit the Company to receive deposits insured by the Federal Deposit Insurance Corporation.  The Company has held meetings with the relevant regulatory bodies in connection with such an application.  There can be no assurances that such financings will be obtained or that any application related to a bank charter will be approved.  The Company believes that its credit facilities with Merrill Lynch and the SBA, and cash flow from operations (after distributions to shareholders) will be adequate to fund the continuing operations of the Company’s loan portfolio and advertising business.

          Media funds its operations through internal cash flow and inter-company debt.  Media is not a RIC and, therefore, is able to retain earnings to finance growth.  Media’s growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from the September 11, 2001 terrorist attacks and a general economic downturn.  Media has developed an operating plan to fund only necessary operations out of available cash flow and intercompany borrowings, and to escalate its sales activities to generate new revenues.  Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historical levels.

          Recently Issued Accounting Standards

          In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123.  In addition, the statement mandates certain interim disclosures that are incremental to those required by Statement No. 123.  The Company will continue to account for stock-based compensation in accordance with APB No. 25.  As such, the Company does not expect this standard to have a material impact its consolidated financial position or results of operations.  The company has adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee.  The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company does not expect this Interpretation to have a material impact on its consolidated financial position or results of operations.

          In April, 2002, the FASB issued Statement No. 145, “Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement updates, clarifies, and simplifies existing accounting pronouncements, including the criteria used to classify gains and losses from extinguishment of debt.  The Company adopted this standard in the 2002 second quarter in its accounting for extinguishment of debt.

          In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations.  It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company does not expect this standard to have a material impact on its consolidated financial position or results of operations.

          In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually, effective for fiscal years beginning after December 15, 2001.

          The Company adopted these standards effective January 1, 2002, and has determined there is no financial statement impact of adoption.  At December 31, 2002, the Company had $5,008,000 of goodwill on its consolidated balance sheet and $2,082,000 recorded on the balance sheet of Media, its wholly-owned subsidiary, that will be subject to the asset impairment review required by SFAS 142.

INVESTMENT CONSIDERATIONS

          Interest rate fluctuations may adversely affect the interest rate spread we receive on our taxicab medallion and commercial loans.

          Because we borrow money to finance the origination of loans, our income is dependent upon the difference between the rate at which we borrow funds and the rate at which we loan funds.  While the loans in our portfolio in most cases bear interest at fixed-rates or adjustable-rates, we finance a substantial portion of such loans by incurring indebtedness with floating interest rates (which adjust at various intervals).  As a result, our debt may adjust to a change in interest rates more quickly than the loans in our portfolio. In periods of sharply rising interest rates, our costs of funds would increase, which would reduce our portfolio income before net realized and unrealized gains. Accordingly, like most financial services companies, we face the risk of interest rate fluctuations.  Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate caps, general rises in interest rates will tend to reduce our interest rate spread in the short term.  In addition, we rely on our counterparties to perform their obligations under such interest rate caps.

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

          Because we must distribute our income, we have a continuing need for capital.

          We have a continuing need for capital to finance our lending activities.  Our current sources of capital and liquidity are the following:

•	line of credit for medallion lending;
•	loan amortization and prepayments;
•	sales of participations in loans; and
•	fixed-rate, long-term SBA debentures that are issued to or guaranteed by the SBA.

          As a RIC, we are required to distribute at least 90% of our investment company taxable income.  Consequently, we historically have primarily relied upon external sources of funds to finance growth.  At December 31, 2002, we had $117,410,000 available under the Company’s revolving line of credit with Merrill Lynch and $24,215,000 available under outstanding commitments from the SBA.

          We may have difficulty raising capital to finance our planned level of lending operations.

          The Company has substantial debt maturing in 2003.  Although the Company has demonstrated an ability to meet significant debt amortization requirements in the last 18 months, and has several refinancing options in progress and under consideration, there can no assurance that additional funding sources to meet amortization requirements or future growth targets will be consummated.  See the additional discussion related to the Company’s bank loans and note agreements in the Liquidity and Capital Resources section on page 35.

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

          Deterioration of a borrower’s financial condition and prospects may be accompanied by deterioration of the collateral for the loan.  Expansion of our portfolio and increases in the proportion of our portfolio consisting of commercial loans could have an adverse impact on the credit quality of the portfolio.

          We borrow money, which may increase the risk of investing in our common stock.

          We use financial leverage through banks, our long-term subordinated SBA debentures, and our senior secured notes. Leverage poses certain risks for our stockholders, including the following:

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

          The Company’s BLL subsidiary has been operating under an agreement with the State of Connecticut to, among other things, improve BLL’s liquidity and capital ratios, correct certain operational weaknesses, improve the quality of assets, and increase the level of valuation allowances, the latter of which has already been reflected in these financial statements.  The Board of Directors of BLL has entered into an agreement to address these areas of concern, which are similar to those in previous reports.  There can be no assurance that BLL will be able to fully comply with its provisions.  BLL represents less than 1% of the profits of the Company.

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

          The current economic downturn has resulted in certain of our commercial loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us.  If the economic downturn continues, the level of delinquencies, defaults, and loan losses in commercial loan portfolio could increase.  The terrorist attack on New York City on September 11, 2001 and the economic downturn have affected our revenues by increasing loan delinquencies and non-performing loans, increasing prepayments, stressing collateral value, and decreasing taxi advertising.  Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2002 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statement.

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

          By their nature, corporate acquisitions entail certain risks, including those relating to undisclosed liabilities, the entry into new markets, and personnel matters.  We may have difficulty integrating the acquired operations or managing problems due to sudden increases in the size of our loan portfolio.  In such instances, we might be required to modify our operating systems and procedures, hire additional staff, obtain and integrate new equipment, and complete other tasks appropriate for the assimilation of new business activities.  There can be no assurance that we would be successful, if and when necessary, in minimizing these inherent risks or in establishing systems and procedures which will enable us to effectively achieve our desired results in respect of any of these or any future acquisitions.

          Competition from entities with greater resources and less regulatory restrictions may decrease our profitability.

          We compete with banks, credit unions, and other finance companies, some of which are SBICs, in the origination of taxicab medallion loans and commercial loans.  We also compete with finance subsidiaries of equipment manufacturers.  Many of these competitors have greater resources than the Company and certain competitors are subject to less restrictive regulations than the Company.  As a result, there can be no assurance that we will be able to continue to identify and complete financing transactions that will permit us to continue to compete successfully.

          Our taxicab rooftop advertising business competes with other taxicab rooftop advertisers as well as with all segments of the out-of-home advertising industry.  We also compete with other types of advertising media, including cable and network television, radio, newspapers, magazines, and direct mail marketing.  Certain of these competitors have also entered into the taxicab rooftop advertising business.  Many of these competitors have greater financial resources than the Company and offer several forms of advertising as well as production facilities.  There can be no assurance that we will continue to compete with these businesses successfully.

          The valuation of our loan portfolio is subjective and we may not be able to recover our estimated value in the event of a foreclosure or sale of a substantial portion of portfolio loans.

          Under the 1940 Act, our loan portfolio must be recorded at fair value or “marked-to-market.”  Unlike other lending institutions, we are not permitted to establish reserves for loan losses.  Instead, we adjust quarterly the valuation of our portfolio to reflect our estimate of the current realizable value of our loan portfolio.  Since no ready market exists for this portfolio, fair value is subject to the good faith determination of our management and the approval of our Board of Directors.  Because of the subjectivity of these estimates, there can be no assurance that in the event of a foreclosure or the sale of portfolio loans we would be able to recover the amounts reflected on our balance sheet.  If liquidity constraints required the sale of a substantial portion of the portfolio, such an action may require the sale of certain assets at amounts less than their carrying amounts.

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

          Considering these factors, we have determined that the fair value of our portfolio is below its cost basis.  At December 31, 2002, our net unrealized depreciation on investments was approximately $958,000.  Based upon current market conditions and current loan-to-value ratios, our Board of Directors believes that the net unrealized depreciation of investments is adequate to reflect the fair value of the portfolio.

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

          A significant portion of our taxicab advertising and loan revenue is derived from loans collateralized by New York City taxicab medallions.  According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10% each year.  However, for sustained periods during that time, taxicab medallions have declined in value.  During the year, the value of New York City taxicab medallions has increased by approximately 11% for individual medallions and 16% for corporate medallions.

          Our failure to maintain our RIC status in 2003 and beyond could lead to a substantial reduction in the amount of income distributed to our shareholders.

          In January 2003, President Bush proposed changes to the federal tax laws which, if enacted in their current form, would eliminate the taxation of dividends paid to shareholders from a corporation’s previously taxed income.  Assuming we qualify as a RIC for 2003 or subsequent taxable years, we are unable to predict the effect of such changes (if approved by Congress) upon our common stock.

          As noted above, we did not qualify as a RIC in 2002.  If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period.  Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution.  Prior to 2003, we (along with some of our subsidiaries) qualified as RICs under the Code.  As RICs, we generally were not subject to federal income tax on investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) distributed to our shareholders.  If we or those of our subsidiaries that were also RICs fail to qualify as RICs in 2003 or beyond, our respective income would become fully taxable and a substantial reduction in the amount of income available for distribution to us and to our shareholders could result.

          To qualify as a RIC, we must meet certain income, distribution, and diversification requirements.  However, because we use leverage, we are subject to certain asset coverage ratio requirements set forth in the 1940 Act.  These asset coverage requirements could, under certain circumstances, prohibit us from making distributions that are necessary to maintain our RIC status or require that we reduce our leverage.

          In addition, the asset coverage and distribution requirements impose significant cash flow management restrictions on us and limit our ability to retain earnings to cover periods of loss, provide for future growth and pay for extraordinary items.  Certain of our loans, including the medallion collateral appreciation participation loans, could also be re-characterized in a manner that would generate non-qualifying income for purposes of the RIC rules. In this event, if such income exceeds the amount permissible, we could fail to satisfy the requirement that a RIC derive at least 90% of its gross income from qualifying sources, with the result that we would not meet the requirements of Subchapter M for qualification as a RIC.  Qualification as a RIC is made on an annual basis and, although we and some of our subsidiaries qualified as regulated investment companies in the past, no assurance can be given that each will continue to qualify for such treatment in 2003 and beyond.  Failure to qualify as a RIC would subject us to tax on our income and could have material adverse effects on our financial condition and results of operations.

          Our SBIC subsidiaries may be unable to meet the investment company requirements, which could result in the imposition of an entity-level tax.

          The SBIA regulates some of our subsidiaries.  The SBIA restricts distributions by a SBIC.  Our SBIC subsidiaries that are also regulated investment companies could be prohibited by SBA regulations from making the distributions necessary to qualify as a regulated investment company.  Each year, in order to comply with the SBA regulations and the regulated investment company distribution requirements, we must request and receive a waiver of the SBA’s restrictions.  While the current policy of the SBA’s Office of SBIC Operations is to grant such waivers if the SBIC makes certain offsetting adjustments to its paid-in capital and surplus accounts, there can be no assurance that this will continue to be the SBA’s policy or that our subsidiaries will have adequate capital to make the required adjustments.  If our subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of regulated investment company status and a consequent imposition of an entity-level tax.

          The Internal Revenue Code’s diversification requirements may limit our ability to expand our taxicab rooftop advertising business and our medallion collateral appreciation participation loan business.

          We intend to continue to pursue an expansion strategy in our taxicab rooftop advertising business.  We believe that there are growth opportunities in this market.  However, the asset diversification requirements for RICs could restrict such expansion.  These requirements provide that if we qualify as a RIC in 2003 and beyond, not more than 25% of the value of our total assets may be invested in the securities (other than U.S. Government securities or securities of other RICs) of any one issuer.  While our investments in RIC subsidiaries are not subject to this diversification test so long as these subsidiaries qualify as RICs, our investment in Media would be subject to this test should we elect to qualify as a RIC in 2003 and beyond.

          At the time of our original investment, Media represented approximately 1% of our total assets, which is in compliance with the diversification test.  Assuming we had maintained our RIC status, the subsequent growth in the value of Media by itself would not re-trigger the test even if Media represented in excess of 25% of our assets.  However, under the RIC rules, the test would have to be reapplied in the event that we made a subsequent investment in Media, loaned to it or acquired another taxicab rooftop advertising business.  The application of this assets valuation rule to us and our investment in Media in light of our loss of RIC status in 2002 is unclear, although compelling arguments can be made that it should continue to apply if we re-qualify as a RIC for 2003 and beyond.  Provided that it does apply, it will be important that we take actions to satisfy the 25% diversification requirement in order to maintain our RIC status during those years.  As a result, maintenance of RIC status in 2003 and beyond could limit our ability to expand our taxicab rooftop advertising business.  It will be our policy to expand our advertising business through internally generated growth.  We expect to consider an acquisition in this area only if we will be able to meet RICs diversification requirements.

          The fair value of the collateral appreciation participation loan portfolio at December 31, 2002 was $2,290,000, which represented approximately 1% of the total investment portfolio, and the owned medallion portion was $6,660,000 or 2% of total assets.  We will continue to monitor the levels of these asset types in conjunction with the diversification tests, assuming we re-qualify for RIC status.

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

          We are primarily a holding company and we derive most of our operating income and cash flow from our subsidiaries.  As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make dividend payments and other distributions to our shareholders.  Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but there can be no assurance that our subsidiaries will be in a position to continue to make these dividend or debt payments.

          We operate in a highly regulated environment.

          We are regulated by the SEC and the SBA.  In addition, changes in the laws or regulations that govern BDCs, RICs, or SBICs may significantly affect our business.  Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.  Any change in the laws or regulations that govern our business could have a material impact on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s business activities contain elements of risk.  The Company considers the principal types of risk to be fluctuations in interest rates and portfolio valuations.  The Company considers the management of risk essential to conducting its businesses.  Accordingly, the Company’s risk management systems and procedures are designed to identify and analyze the Company’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

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

          In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments.  In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments.  Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds.  As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income.  In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains.  We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities.  Our long-term fixed-rate investments are financed primarily with short term floating rate debt, and to a lesser extent with long-term fixed-rate debt.  We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.  The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense.  Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net increase (decrease) in assets by less than 4% for 2002.  Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in assets.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

          ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to the financial statements set forth under Item 14(A)(1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          The Audit Committee of the Board of Directors (the Audit Committee) of the Company annually considers and recommends to the Board of Directors the selection of the Company’s independent public accountants.  As recommended by the Audit Committee, the Board of Directors on July 29, 2002 decided to dismiss its independent auditors, Arthur Andersen LLP (Andersen) in view of recent developments relating to Andersen, and engaged PricewaterhouseCoopers LLP (PwC) to serve as the Company’s independent public accountants and to audit the financial statements for the fiscal year ending December 31, 2002.  The determination to change independent public accountants followed the Company’s decision to seek proposals from independent public accountants to audit the Company’s financial statements for the fiscal year ended December 31, 2002.

          Andersen’s reports on the Company’s consolidated financial statements for the two most recent fiscal years ended December 31, 2001 and December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

          During the two most recent fiscal years ended December 31, 2001, and the subsequent interim period through the date of their dismissal, there were (i) no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years, and (ii) except as described above, no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

          The Company provided Andersen with a copy of the foregoing disclosures and requested that it furnish the Company with a copy of a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements above. In response, Andersen indicated that, as of July 1, 2002, Andersen no longer issues such letters.

          During the two most recent fiscal years ended December 31, 2001, the Company did not consult PwC with respect to any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Incorporated by reference from the Company’s Definitive Proxy Statement to be filed by April 30, 2003 for its fiscal year 2003 Annual Meeting of Shareholders under the caption “Directors and Officers of the Registrant.”

          ITEM 11. EXECUTIVE COMPENSATION

          Incorporated by reference from the Company’s Definitive Proxy Statement to be filed by April 30, 2003 for its fiscal year 2003 Annual Meeting of Shareholders under the caption “Compensation of Directors and Executive Officers.”

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Incorporated by reference from the Company’s Definitive Proxy Statement to be filed by April 30, 2003 for its fiscal year 2003 Annual Meeting of Shareholders under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated by reference from the Company’s Definitive Proxy Statement to be filed by April 30, 2003 for its fiscal year 2003 Annual Meeting of Shareholders under the caption “Certain Transactions.”

          ITEM 14. CONTROLS AND PROCEDURES

          Within the 90 days prior to the date of this report, the Company’s management, including the principal executive officer and principal financial officer, evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company’s periodic reports that it files with the Securities and Exchange Commission.  These disclosure controls and procedures have been designed to ensure that material information is made known to the Company’s management and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

          ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (A)     1. FINANCIAL STATEMENTS

          The consolidated financial statements of Medallion Financial Corp. and the Report of the Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

          2. FINANCIAL STATEMENT SCHEDULES

          See Index to Financial Statements on F-1.

          (B)     REPORTS ON FORM 8-K

          None.

          (C)     EXHIBITS

Number	Description

3.1(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 2(a) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

3.1(b)

Amendment to Restated Certificate of Incorporation.  Filed as Exhibit 3.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (Filed No. 814-00188) and incorporated by reference herein.

3.2	Restated By-Laws. Filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

10.1

First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by referenced herein.

10.2

First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by referenced herein.

10.3

Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2002 (File No. 000-27812) and incorporated by reference herein.

10.4

Medallion Financial Corp. Amended and Restated 1996 Non-Employee Directors Stock Option Plan. Filed as Exhibit A to the Company’s Request Form on Amendment and the Order by the Commission approving the plan as of April 3, 2000 (File No. 812-11800) and incorporated by reference herein.

10.5

Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.6

Amended and Restated Loan Agreement, dated as of December 24, 1997, by and among Medallion Funding Corp., the lenders party thereto Fleet Bank, National Association as Swing Line Lender, Administrative Agent and Collateral Agent and The Bank of New York as Documentation Agent with Fleet Bank, National Association as Arranger. Filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.7

Revolving Credit Note dated December 24, 1997 in the amount of $30,000,000 from Medallion Funding Corp. payable to Fleet Bank, National Association. Filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-0974) and incorporated by reference herein.

10.8

Revolving Credit Note dated December 24, 1997 in the amount of $30,000,000 from Medallion Funding Corp. payable to The Bank of New York. Filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.9

Revolving Credit Note dated December 24, 1997 in the amount of $30,000,000 from Medallion Funding Corp. payable to BankBoston, N.A. Filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.10

Revolving Credit Note dated December 24, 1997 in the amount of $20,000,000 from Medallion Funding Corp. payable to Harris Trust and Savings Bank. Filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.11

Revolving Credit Note dated December 24, 1997 in the amount of $20,000,000 from Medallion Funding Corp. payable to Bank Tokyo-Mitsubishi Trust Company. Filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.12

Revolving Credit Note dated December 24, 1997 in the amount of $15,000,000 from Medallion Funding Corp. payable to Israel Discount Bank of New York. Filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.13

Revolving Credit Note dated December 24, 1997 in the amount of $15,000,000 from Medallion Funding Corp. payable to European American Bank. Filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.14

Revolving Credit Note dated December 24, 1997 in the amount of $15,000,000 from Medallion Funding Corp. payable to Bank Leumi USA.  Filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.15

Revolving Credit Note dated December 24, 1997 in the amount of $20,000,000 from Medallion Funding Corp. payable to The Chase Manhattan Bank. Filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.16

Revolving Credit Note dated December 24, 1997 in the amount of $5,000,000 from Medallion Funding Corp. payable to Fleet Bank, National Association. Filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.17

First Amendment, dated as of February 5, 1998, to Amended and Restated Loan Agreement, dated as of December 24, 1997, by and among Medallion Funding Corp., the lenders party thereto, Fleet Bank, National Association as Swing Line Lender, Administrative Agent and Collateral Agent and The Bank of New York as Documentation Agent with Fleet Bank, National Association as Arranger.  Filed as Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.18

Loan Agreement, dated as of July 31, 1998, by and among Medallion Financial Corp., the Lenders Party thereto, Fleet Bank, National Association as Agent and Swing Line Lender and Fleet Bank, National Association as Arranger (Exhibits included). Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 814-00188) and incorporated by reference herein.

10.19

Note Purchase Agreement, Dated as of June 1999, relating to Medallion Funding Corp. $22,500,000 7.20% Senior Secured Notes, Series A Due June 1, 2004 Note Purchase Agreement, dated as of June 1, 1999. Filed as Exhibit

10.2 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.20

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

10.21	$5,000,000 Swing Line Note, dated June 29, 1999. Filed as Exhibit 10.6 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.22	$20,000,000 Revolving Credit Note No. 1 dated June 29, 1999. Filed as Exhibit 10.7 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.23	$15,000,000 Revolving Credit Note No. 2, dated June 29, 1999. Filed as Exhibit 10.8 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.24	$10,000,000 Revolving Credit Note No. 3 dated June 29, 1999. Filed as Exhibit 10.9 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.25

$10,000,000 Revolving Credit Note No. 4, dated June 29, 1999.  Filed as Exhibit 10.10 on Form 10-Q for the fiscal quarter period ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.26	$10,000,000 Revolving Credit Note No. 5 dated June 29, 1999. Filed as Exhibit 10.11 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.27	$5,000,000 Revolving Credit Note No. 6 dated June 29, 1999. Filed as Exhibit 10.12 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.28	$10,000,000 Revolving Credit Note No. 7 dated June 29, 1999. Filed as Exhibit 10.13 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.29	$10,000,000 Revolving Credit Note No. 8 dated June 29, 1999. Filed as Exhibit 10.14 on Form 10-Q for the fiscal quarter ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.30

$10,000,000 Revolving Credit Note No. 9 dated June 29, 1999.  Filed as Exhibit 10.15 on Form 10-Q for the fiscal quarter period ended June 30, 1999 (File No. 814-00188) and incorporated by reference herein.

10.31

Second Amended and Restated Loan Agreement, dated as of September 22, 2000, among Medallion Financial Corp., Medallion Business Credit, LLC, the Lenders Party thereto, Fleet Bank, National Association as Agent and Swing Line Lender and Fleet Bank, N.A. as Arranger. Filed as Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-27812) and incorporated by reference herein.

10.32

Amendment No. 1 to the Second Amended and Restated Loan Agreement and Limited Waiver, dated March 30, 2001, among Medallion Financial Corp., Medallion Business Credit, LLC, Fleet National Bank and Swing Line Lenders. Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (File No. 814-00188) and incorporated by reference herein.

10.33

Amendment No. 2 to the Second Amended and Restated Loan Agreement, Limited Waiver and Consent, dated as of June 29, 2001, among Medallion Financial Corp., Medallion Business Credit, LLC, Fleet National Bank and Swing Line Lenders. Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (File No. 814-00188) and incorporated by reference herein.

10.34

Amendment No. 3 to Second Amended and Restated Loan Agreement, dated as of December 31, 2001, among Medallion Financial Corp., Medallion Business Credit LLC, the Lenders thereto, Fleet National Bank and Swing Line Lender. Filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-27812) and incorporated by reference herein.

10.35

Amendment No. 4 to Second Amended and Restated Loan Agreement, Limited Waiver and Consent, dated as of April 1, 2002, by and among Medallion Financial Corp., Medallion Business Credit, LLC and Fleet National Bank. Filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-27812) and incorporated by reference herein.

10.36

Amendment No. 5 to Second Amended and Restated Loan Agreement and Limited Waiver, dated as of September 11, 2002, by and among, Medallion Financial Corp., Medallion Business Credit, LLC, and the parties thereto. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.37

Amendment No. 1, to the Amended and Restated Loan Agreement, dated as of February 5, 1998, among Medallion Funding Corp., the Banks thereto, Fleet National Bank and Swing Line Lender. Filed as Exhibit 10.62 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.38

Amendment No. 2 to the Amended and Restated Loan Agreement, dated as of December 31, 1998, among Medallion Funding Corp., the Banks thereto, Fleet National Bank and Swing Line Lender. Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-27812) and incorporated by reference herein.

10.39

Amendment No. 3 to the Amended and Restated Loan Agreement, dated as of June 1, 1999, among Medallion Funding Corp., the Banks thereto, Fleet National Bank and Swing Line Lender. Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-27812) and incorporated by reference herein.

10.40

Amendment No. 4 to the Amended and Restated Loan Agreement and Consent, dated as of March 30, 2001, among Medallion Funding Corp., the Banks thereto, Fleet National Bank and Swing Line Lender. Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (File No. 814-00188) and incorporated by reference herein.

10.41

Amendment No. 5 to the Amended and Restated Loan Agreement, Limited Waiver and Consent, dated as of June 29, 2001, among Medallion Funding Corp., the Lenders thereto, Fleet National Bank and Swing Line Lender.  Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (File No. 814-00188) and incorporated by reference herein.

10.42

Amendment No. 6 to the Amended and Restated Loan Agreement, Limited Waiver and Consent, dated as of December 31, 2001, among Medallion Funding Corp., the Lenders thereto, Fleet National Bank and Swing Line Lender. Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-27812) and incorporated by reference herein.

10.43

Amendment No. 7 to Amended and Restated Loan Agreement, Limited Waiver and Consent, dated as of April 1, 2002, by and among Medallion Funding Corp. and Fleet National Bank. Filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-27812) and incorporated by reference herein.

10.44

Amendment No. 8 to Amended and Restated Loan Agreement, Limited Waiver and Consent, dated as of September 11, 2002, by and among MFC and the parties thereto. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.45

First Amendment Agreement, dated March 30, 2001, to the Note Purchase Agreements between Medallion Funding Corp. and the Note Purchasers thereto. Filed as Exhibit 10.57 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 814-00188) and incorporated by reference herein.

10.46

Second Amendment Agreement, dated as of June 29, 2001, to the Note Purchase Agreements between Medallion Funding Corp. and the Note Purchasers thereto. Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (File No. 814-00188) and incorporated by reference herein.

10.47

Third Amendment Agreement, dated as of April 1, 2001, to the Note Purchase Agreements between Medallion Funding Corp. and the Note Purchasers thereto. Filed as Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-27812) and incorporated by reference herein.

10.48

Fourth Amendment Agreement, dated as of September 11, 2002, to the Note Purchase Agreements between Medallion Funding Corp. and the Note Purchasers thereto. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.49

Loan and Security Agreement, dated as of September 13, 2002, by and among Taxi Medallion Loan Trust I and Merrill Lynch Bank USA.  Filed as Exhibit 10.4 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.50

Loan and Sale Contribution Agreement, dated as of September 13, 2002, between Medallion Financial Corp. and Taxi Medallion Loan Trust I.  Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.51

Loan Sale and Exchange Agreement, dated as of September 13, 2002, between Medallion Financial Corp. and Medallion Funding Corp.  Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.52

Servicing Agreement, among Medallion Funding Corp., Taxi Medallion Loan Trust I and the parties thereto, dated as of September 13, 2002.  Filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.53

Custodial Agreement, dated as of September 13, 2002, among the lenders thereto, Taxi Medallion Loan Trust I, Medallion Funding Corp. and Wells Fargo Bank Minnesota, N.A.  Filed as Exhibit 10.8 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.54

Amended and Restated Trust Agreement, dated as of September 13, 2002, by and between Medallion Funding Corp. and Wachovia Trust Company, N.A. Filed as Exhibit 10.9 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

IMPORTANT INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

          The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date:     March 31, 2003

By:	/s/ ALVIN MURSTEIN	By:	/s/ JAMES E. JACK	By:	/s/ LARRY D. HALL

	Alvin Murstein Chairman and Chief Executive Officer		James E. Jack Executive Vice President and Chief Financial Officer		Larry D. Hall Senior Vice President and Chief Accounting Officer

		Signing on behalf of the registrant as principal financial officer.		Signing on behalf of the registrant as principal accounting officer.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ A LVIN MURSTEIN	Chairman of the Board of Directors and Chief Executive Officer	March 31, 2003

Alvin Murstein

/s/ ANDREW M. MURSTEIN	President and Director	March 31, 2003

Andrew M. Murstein

/s/ MARIO M. CUOMO	Director	March 31, 2003

Mario M. Cuomo

/s/ HENRY D. JACKSON	Director	March 31, 2003

Henry D. Jackson

/s/ STANLEY KREITMAN	Director	March 31, 2003

Stanley Kreitman

/s/ DAVID L. RUDNICK	Director	March 31, 2003

David L. Rudnick

/s/ LOWELL P. WEICKER, JR.	Director	March 31, 2003

Lowell P. Weicker, Jr

CERTIFICATIONS

I, Alvin Murstein, certify that:

1.	I have reviewed this annual report on Form 10-K of Medallion Financial Corp.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:	/s/ ALVIN MURSTEIN

Alvin Murstein Chairman and Chief Executive Officer

I, James E. Jack, certify that:

1.	I have reviewed this annual report on Form 10-K of Medallion Financial Corp.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:	/s/ JAMES E. JACK

James E. Jack Executive Vice President and Chief Financial Officer

MEDALLION FINANCIAL CORP.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and shareholders of Medallion Financial Corp.:

          In our opinion, the accompanying consolidated balance sheet, including the consolidated schedule of investments, and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Medallion Financial Corp. and its subsidiaries (the “Company”) at December 31, 2002, the results of its operations, the changes in its shareholders’ equity and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  These financial statements (hereafter referred to as “financial statements”) are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

          The financial statements of Medallion Financial Corp. at December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated April 2, 2002.

Pricewaterhousecoopers LLP

New York, New York

March 7, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Medallion Financial Corp.:

          We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2001 and 2000, including the consolidated schedules of investments as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          As explained in Note 3, investments consist of loans and investments in equity securities valued at $462,253,000 (91% of total assets) and $516,010,000 (92% of total assets) as of December 31, 2001 and 2000, respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, the Board of Directors’ estimate of values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

/s/  ARTHUR ANDERSEN  LLP

New York, New York

April 2, 2002

MEDALLION FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

Interest and dividend income on investments	$33,485,319	$41,394,312	$55,268,979
Interest income on short-term investments	389,967	707,331	341,245

Total investment income	33,875,286	42,101,643	55,610,224

Notes payable to banks	11,013,966	19,626,805	14,034,234
SBA debentures	3,888,058	2,322,702	1,794,081
Senior secured notes	2,675,831	3,336,396	3,287,459
Revolving line of credit	2,529,027	—	—
Commercial paper	—	199,351	9,827,886

Total interest expense	20,106,882	25,485,254	28,943,660

Net interest income	13,768,404	16,616,389	26,666,564

Gain on sale of loans	1,443,735	1,486,612	2,559,701
Accretion of negative goodwill	—	—	350,516
Other income	4,677,678	2,105,158	3,377,829

Total noninterest income	6,121,413	3,591,770	6,288,046

Salaries and benefits	9,176,312	9,420,716	10,511,506
Professional fees	2,454,962	2,259,901	2,604,456
Costs of debt extinguishments	9,417,314	—	—
Amortization of goodwill	—	652,735	540,380
Merger related expense	—	—	1,444,513
Other operating expenses	6,781,724	5,418,997	8,347,960

Total operating expenses	27,830,312	17,752,349	23,448,815

Net investment income (loss) before income taxes	(7,940,495)	2,455,810	9,505,795
Income tax provision (benefit)	84,656	(16,485)	(181,373)

Net investment income (loss) after income taxes	(8,025,151)	2,472,295	9,687,168

Net realized losses on investments	(6,335,281)	(3,015,146)	(3,883,840)
Net changes in unrealized appreciation (depreciation) on investments	1,748,816	(3,515,432)	1,737,360

Net increase (decrease) in net assets resulting from operations	$(12,611,616)	$(4,058,283)	$7,540,688

Net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.69)	$(0.24)	$0.52
Diluted	(0.69)	(0.24)	0.52

Dividends declared per share	$0.03	$0.38	$1.19
Weighted average common shares outstanding
Basic	18,242,728	16,582,179	14,536,942
Diluted	18,242,728	16,582,179	14,576,183

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

Assets
Medallion loans	$210,475,921	$252,674,634
Commercial loans	138,360,895	199,328,787
Equity investments	7,409,628	3,591,962

Net investments ($244,370,423 pledged as collateral under borrowing arrangements)	356,246,444	455,595,383
Investment in and loans to Media	4,505,356	6,658,052

Total investments	360,751,800	462,253,435
Cash ($1,050,000 in 2002 and $0 in 2001 restricted as to usage by lender)	35,369,285	25,409,058
Accrued interest receivable	2,546,101	3,995,469
Servicing fee receivable	2,838,417	3,569,599
Fixed assets, net	1,551,781	1,933,918
Goodwill, net	5,007,583	5,007,583
Other assets, net	17,222,825	5,586,720

Total assets	$425,287,792	$507,755,782

Liabilities
Accounts payable and accrued expenses	$7,066,118	$7,105,309
Dividends payable	—	1,643,656
Accrued interest payable	5,589,754	2,138,240
Revolving line of credit	132,589,899	—
Notes payable to banks	48,018,589	233,000,000
Senior secured notes	2,313,753	45,000,000
SBA debentures	67,845,000	43,845,000

Total liabilities	263,423,113	332,732,205

Shareholders’ equity
Preferred Stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized-18,242,728 and 18,242,035 shares outstanding at December 31, 2002 and 2001, respectively)	182,421	182,421
Capital in excess of par value	173,449,722	184,486,259
Accumulated net investment losses	(11,767,464)	(9,645,103)

Total shareholders’ equity	161,864,679	175,023,577

Total liabilities and shareholders’ equity	$425,287,792	$507,755,782

Number of common shares outstanding	18,242,728	18,242,035
Net asset value per share	$8.87	$9.59

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess Of Par Value	Accumulated Net Investment Income (Losses)

	# of Shares	Amount

Balance at December 31, 1999	14,522,044	$145,221	$146,636,096	$10,528,520
Exercise of stock options	19,001	190	185,805	—
Issuance of common stock	5,592	56	91,944	—
Net increase in net assets resulting from operations	—	—	—	7,540,688
Dividends declared on common stock ($1.19 per share)	—	—	—	(17,395,469)
SOP 93-2 reclassification	—	—	(534,468)	534,468

Balance at December 31, 2000	14,546,637	145,467	146,379,377	1,208,207
Exercise of stock options	34,000	340	373,660	—
Issuance of common stock, net	3,661,398	36,614	37,364,863	—
Net decrease in net assets resulting from operations	—	—	—	(4,058,283)
Dividends declared on common stock ($0.38 per share)	—	—	—	(6,426,668)
SOP 93-2 reclassification	—	—	368,359	(368,359)

Balance at December 31, 2001	18,242,035	182,421	184,486,259	(9,645,103)
Net decrease in net assets resulting from operations	—	—	—	(12,611,616)
Dividends declared on common stock ($0.03 per share)	—	—	—	(547,282)
Other	693	—	—	—
SOP 93-2 reclassification	—	—	(11,036,537)	11,036,537

Balance at December 31, 2002	18,242,728	$182,421	$173,449,722	$(11,767,464)

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(12,611,616)	$(4,058,283)	$7,540,688
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	595,176	610,447	973,010
Amortization of goodwill	—	652,735	540,380
Amortization of origination costs	1,529,200	1,595,237	1,116,223
Accretion of negative goodwill	—	—	(350,516)
Increase in net unrealized (appreciation) depreciation on investments	(6,543,210)	140,477	(2,158,515)
Net realized losses on investments	6,335,281	3,015,146	3,883,840
Net realized gains on sales of loans	(1,443,735)	(1,486,612)	(2,559,701)
Equity in losses of Media	4,794,394	3,374,955	421,155
(Increase) decrease in valuation of collateral appreciation participation loans and servicing fee receivable	—	5,157,750	(3,100,000)
(Increase) decrease in accrued interest receivable	1,449,368	1,611,992	(330,616)
Decrease in receivable from sale of loans	—	—	10,563,503
(Increase) decrease in servicing fee receivable	731,182	999,687	(1,753,733)
(Increase) decrease in other assets, net	(2,282,984)	419,754	(2,770,788)
Decrease in accounts payable and accrued expenses	(39,192)	(618,504)	(1,744,426)
Increase (decrease) in accrued interest payable	3,451,514	(1,749,349)	(94,069)

Net cash provided by (used for) operating activities	(4,034,622)	9,665,432	10,176,435

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(158,060,115)	(134,753,029)	(197,512,295)
Proceeds from sales and maturities of investments	248,178,399	190,047,004	172,644,039
Investments in and loans to Media, net	(2,641,699)	(8,176,586)	2,072,075
Capital expenditures	(213,039)	(493,556)	(626,169)

Net cash provided by (used for) investing activities	87,263,546	46,623,833	(23,422,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of (repayment of) notes payable to banks	(184,981,411)	(72,700,000)	110,250,000
Net proceeds from draws on revolving line of credit	132,589,899	—	—
Repayments of senior secured notes	(42,686,247)	—	—
Net repayment of commercial paper	—	(24,066,269)	(69,917,523)
Net proceeds from the issuance of (repayments of) SBA debentures	24,000,000	22,485,000	(1,410,000)
Proceeds from exercise of stock options	—	374,000	185,995
Payments of declared dividends	(2,190,938)	(10,027,293)	(17,760,963)
Proceeds from issuance of common stock	—	37,401,477	92,000

Net cash provided by (used for) financing activities	(73,268,697)	(46,533,085)	21,439,509

NET INCREASE IN CASH	9,960,227	9,756,180	8,193,594
CASH, beginning of year	25,409,058	15,652,878	7,459,284

CASH, end of year	$35,369,285	$25,409,058	$15,652,878

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$18,700,933	$26,996,009	$29,037,729
Cash paid during the year for income taxes	38,840	—	—
Non-cash investing activities-transfers to other assets	9,353,121	—	—

The accompanying notes are in integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

          During 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others.  The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders.  The assets of the Trust are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party, are not available to pay obligation of the Trust.  The Trust’s loans are serviced by MFC.

(2) EFFECT OF NEW YORK CITY TERRORIST ATTACKS AND ECONOMIC RECESSION ON COMPANY OPERATIONS

          The terrorist attacks on New York City on September 11, 2001 created a tremendous amount of actual and collateral damage to the City, and to the people and businesses who live, work, and operate there.  Thankfully, the Company and its employees were not directly impacted in a material way; however, indirectly there were repercussions on certain customers.  The slowdown in traffic, tourism, and other personal concerns resulted in initial operating problems for certain of our medallion individual and fleet customers.  We worked with the borrowers to modify payment terms and establish a plan to enable those customers to again become current.  New York City medallion values have increased since that time.  The commercial lending side of the business also had several borrowers who were affected by the event.  The taxi top advertising business, many of whose ads are from Broadway shows, suffered short term contract cancellations from these and other customers which reduced gross revenue by approximately $934,000 during 2001.

          The attacks also further exacerbated the recessionary trends, which had become more apparent as 2001 unfolded.  The effects of a general economic slowdown impacted the Company as evidenced by an increase in delinquencies and nonperforming loans, increased prepayment activity as borrowers sought lower rate financing with the Company or other lenders, and stresses on medallion and other collateral values, primarily in Chicago, and by reduced levels of advertising in Media.

          As a result of the above, the Company reassessed the loss potential on the loan portfolio, servicing asset, and other receivables which resulted in charges of $11,300,000 in the 2001 third quarter to provide reserves against or writedown the values of those assets which were impacted by the attacks and the recession in the economy.  These charges included $4,050,000 related to the reversal of additional interest income related to collateral appreciation participation loans whose underlying collateral value dropped significantly during the quarter, $3,300,000 for additional unrealized depreciation on the investment portfolio, $2,050,000 to writedown the value of the servicing asset, primarily related to increased levels of prepayment activity, $1,350,000 related to the establishment of a reserve against a deferred tax asset in Media resulting from increased tax losses and tax loss carry back limitations, and $550,000 for the write-off of previously capitalized transaction costs for transactions which were no longer expected to close.

          Subsequently, in the 2001 fourth quarter, the Company’s bank loan matured and MFC was in default under its bank loan and its senior secured notes.  As of April 1, 2002 and September 13, 2002, the Company and MFC obtained amendments to their bank loans and senior secured notes.  The amendments, in general, waived all defaults through September 13, 2002, changed the maturity dates of the loans and notes, modified the interest rates borne on the bank loans and the secured notes, required certain immediate, scheduled, or other prepayments of the loans and notes and reductions in the commitments under the bank loans, and required the Company and MFC to engage or seek to engage in certain asset sales, and instituted additional operating restrictions and reporting requirements, with the most recent amendment reducing such rates.

          In addition to the changes in maturity, the interest rates on the Company and MFC’s bank loans and MFC’s note agreements were modified, and additional fees were charged to renew and maintain the facilities and notes.  The recent amendments contain substantial limitations on our ability to operate and in some cases require modifications to our previous normal operations.  Covenants restricting investment in certain subsidiaries, elimination of various intercompany balances between affiliates, limits on the amount and timing of dividends, the tightening of operating covenants, and additional reporting obligations were added as a condition of renewal.

          While we have experienced difficulty complying with the restrictive covenants under our existing agreements, the Company believes it will be able to comply with all provisions of the amended agreements, including the accelerated maturity schedule.  As of December 31, 2002, the Company had $35,369,000 of cash on hand.  We may need to sell assets to meet the amortization requirements under these amendments.  While we fully intend to comply with the covenants in recent amendments, we have failed to comply with similar covenants in our existing agreements.  We are currently exploring refinancing options, which would replace our obligations under the Company and MFC loans and the senior secured notes.  The failure to obtain such financing or alternative financing on a timely basis could have a material adverse effect on the Company.  In addition, the Company is actively pursuing other financing options for individual subsidiaries with alternate financing sources, and is continuing the ongoing program of loan participations and sales to provide additional sources of funds for both external expansion and continuation of internal growth.  Furthermore, the Company has submitted an application to receive a bank charter for an Industrial Loan Corporation (ILC) to be headquartered in Salt Lake City, Utah, which if granted, would permit the Company to receive deposits insured by the Federal Deposit Insurance Corporation.  The Company has held meetings with the relevant regulatory bodies in connection with such an application.  There can be no assurances that such financings will be obtained or that any application related to a bank charter would be approved.  The Company believes that its credit facilities with Merrill Lynch and the SBA, and cash flow from operations (after distributions to shareholders) will be adequate to fund the continuing operations of the Company’s loan portfolio and advertising business.

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

          Investment Valuation

          The Company’s loans, net of participations and any unearned discount, are considered investments under the 1940 Act and are recorded at fair value.  Loans are valued at cost less unrealized depreciation.  Since no ready market exists for these loans, the fair value is determined in good faith by management, and approved by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities.

          Investments in equity securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively.  The fair value of investments that have no ready market, are determined in good faith by management, and approved by the Board of Directors based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry.  Included in equity investments at December 31, 2002 are marketable and non-marketable securities of approximately $592,000 and $6,818,000, respectively.  At December 31, 2001, the respective balances were approximately $925,000 and $2,667,000.  Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

          The Company’s investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons.  Approximately 59% and 56% of the Company’s investment portfolio at December 31, 2002 and 2001 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 83% and 81% were in New York City.  These loans are secured by the medallions, taxicabs and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners.  A portion of the Company’s portfolio represents loans to various commercial enterprises, including finance companies, wholesalers, restaurants, and real estate.  These loans are secured by various equipment and/or real estate, and are generally guaranteed by the owners, and in certain cases, by the equipment dealers.  These loans are made primarily in the metropolitan New York City area.  The remaining portion of the Company’s portfolio is from the origination of loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the U.S. Congress.

          Collateral Appreciation Participation Loans

          During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by 500 Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions.  In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios, and is entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral.  During 2002, $0 additional interest income was recorded, compared to a decrease of $3,100,000 for 2001, which was reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets.  During 2002, 400 of the medallions were returned to the Company in lieu of repayment of the loans.  As a result, $8,000,000 of these loans was carried in other assets, and $950,000 was carried in medallion loans, in total representing 2% of the Company’s assets.  In addition, the borrower had not paid interest due of $1,265,000.  Subsequently, the Company reached agreement to sell 300 of the 400 medallions to a new borrower at book value, upon the transfer of the ownership of the medallion licenses by the City of Chicago, and 22 medallions for $1,340,000 were reclassified back to medallion loans at yearend, reflecting the transfers to date.  The Company also has been in discussions with a buyer for the 100 remaining returned medallions, and reached agreement on a term payout of the interest due with the original borrower, which is carried on nonaccrual, although payments continue to be made. As a regulated investment company, the Company is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments.  The Company believes that it has adequately calculated the fair market value of these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices.  The remaining loans for 100 medallions are due in June 2005, but may be prepaid at the borrowers option beginning in December 2002.  The borrower has indicated its interest in refinancing the transaction and the Company expects to complete the refinance of the loans during the 2003 first quarter including the syndicated portion, at the rate and terms prevailing at the time.  However, there can be no assurances that such refinancing will occur.

          Investment Transactions and Income Recognition

          Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2002 and 2001, net origination costs totaled approximately $1,449,000 and $2,149,000. Amortization expense for the years ended December 31, 2002, 2001, and 2000 was approximately $1,529,000, $1,595,000, and $1,116,000.

          Interest income is recorded on the accrual basis. Loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is recognized when cash is received. At December 31, 2002 and 2001, total nonaccrual loans were approximately $24,208,000 and $35,782,000.  The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $4,011,000 and $5,601,000 as of December 31, 2002 and 2001, of which $2,242,000, $3,737,000, and $1,716,000 would have been recognized in the years ended December 31, 2002, 2001, and 2000.

          Loan Sales and Servicing Fee Receivable

          The Company currently accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125” (SFAS 140).  SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  The principal portion of loans serviced for others by the Company was approximately $222,269,000 and $229,349,000 at December 31, 2002 and 2001.

          Gain or losses on loan sales are primarily attributable to the sale of commercial loans which have been at least partially guaranteed by the SBA.  The Company recognizes gains or losses from the sale of the SBA-guaranteed portion of a loan at the date of the sales agreement when control of the future economic benefits embodied in the loan is surrendered.  The gains are calculated in accordance with SFAS 140, which requires that the gain on the sale of a portion of a loan be based on the relative fair values of the loan sold and the loan retained.  The gain on loan sales is due to the differential between the carrying amount of the portion of loans sold and the sum of the cash received and the servicing fee receivable.  The servicing fee receivable represents the present value of the difference between the servicing fee received by the Company (generally 100 to 400 basis points) and the Company’s servicing costs and normal profit, after considering the estimated effects of prepayments and defaults over the life of the servicing agreement.  In connection with calculating the servicing fee receivable, the Company must make certain assumptions including the cost of servicing a loan including a normal profit, the estimated life of the underlying loan that will be serviced, and the discount rate used in the present value calculation.  The Company considers 40 basis points to be its cost plus a normal profit and uses the note rate plus 100 basis points for loans with an original maturity of ten years or less, and the note rate plus 200 basis points for loans with an original maturity of greater than ten years as the discount rate.  The note rate is generally the prime rate plus 2.75%.

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

          The estimated net servicing income is based, in part, on management’s estimate of prepayment speeds, including default rates, and accordingly, there can be no assurance of the accuracy of these estimates.  If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and its value will decline; and as a result, servicing income during that and subsequent periods would decline.  If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and servicing income would increase.  The constant prepayment rates utilized by the Company in estimating the lives of the loans depend on the original term of the loan, industry trends, and the Company’s historical data.  During 2001, the Company began to experience an increase in prepayment activity and delinquencies.  These trends continued to worsen during 2001, and as a result the Company revised its prepayment assumptions on certain loan pools to between 25% and 35% from the 15% rate historically used on all pools.  This resulted in $2,171,000 of charges to operations, increasing the reserve for impairment of the servicing fee receivable during 2001.  The prepayment rate of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers.

          The activity in the reserve for servicing fee receivable follows:

	Year Ended December 31,

	2002	2001	2000

Beginning Balance	$2,376,000	$205,000	$—
Additions (reductions) charged to operations	(82,500)	2,171,000	205,000

Ending Balance	$2,293,500	$2,376,000	$205,000

          The Company also has the option to sell the unguaranteed portions of loans to third party investors.  The gain or loss on such sales will be calculated in accordance with SFAS No. 140.  The discount related to unguaranteed portions sold would be reversed and the Company would recognize a servicing fee receivable or liability based on servicing fees retained by the Company.  The Company is required to retain at least 5% of the unguaranteed portion of SBA guaranteed loans.  The Company had sales of unguaranteed portions of loans to third party investors of $11,338,000 and $0 for the years ended December 31, 2002 and 2001, generating a net gain on sale of $465,000.

          Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

          The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio.  Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and write-offs of loans or assets acquired in satisfaction of loans, net of recoveries.  Unrealized depreciation on net investments  (which excludes Media) was approximately $958,000 as of December 31, 2002 and $7,501,000 as of December 31, 2001.  The Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value.  The Company uses Media’s actual results of operations as the best estimate of changes in fair value, and records the result as a component of unrealized appreciation (depreciation) on investments.  See Note 5 for the presentation of financial information for Media.

          The table below shows changes in unrealized appreciation (depreciation) on net investments for the years ended December 31, 2002, 2001, and 2000.

	Loans	Equity Investments	Total

Balance December 31, 1999	$(8,984,053)	$(585,829)	$(9,569,882)
Increase in unrealized
Appreciation on investments	412,807	200,000	612,807
Depreciation on investments	(636,367)	(20,767)	(657,134)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(2,573)	(15,981)	(18,554)
Losses on investments	2,221,396	—	2,221,396

Balance, December 31, 2000	(6,988,790)	(422,577)	(7,411,367)
Increase in unrealized
Appreciation on investments	—	2,937,051	2,937,051
Depreciation on investments	(6,495,139)	(915,492)	(7,410,631)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(3,155)	—	(3,155)
Losses on investments	3,862,449	450,014	4,312,463
Other	(1,669)	76,256	74,587

Balance December, 2001	(9,626,304)	2,125,252	(7,501,052)
Increase in unrealized
Appreciation on investments	—	4,354,823	4,354,823
Depreciation on investments	(3,843,923)	(260,403)	(4,104,326)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(2,722)	—	(2,722)
Losses on investments	6,075,523	219,912	6,295,435
Other	400,000	(400,000)	—

Balance December 31, 2002	$(6,997,426)	$6,039,584	$(957,842)

The table below summarizes components of unrealized realized gains and losses in the investment portfolio.

	Year Ended December 31,

	2002	2001	2000

Increase in net unrealized appreciation (depreciation) on investments
Unrealized appreciation	$4,354,823	$2,937,051	$612,807
Unrealized depreciation	(4,104,326)	(7,410,631)	(657,134)
Unrealized depreciation on Media	(4,794,394)	(3,374,955)	(421,155)
Realized gains	(2,722)	(120,545)	(18,554)
Realized losses	6,295,435	4,432,851	2,221,396
Other	—	20,797	—

Total	$1,748,816	$(3,515,432)	$1,737,360

Net realized gains (losses) on investments
Realized gains	$2,722	$1,127,593	$273,676
Realized losses	(6,295,435)	(4,124,079)	(4,157,516)
Direct charge-offs	(42,568)	(18,660)	—

Total	$(6,335,281)	$(3,015,146)	$(3,883,840)

          Goodwill

          Cost of purchased businesses in excess of the fair value of net assets acquired (goodwill) was amortized on a straight-line basis over fifteen years.  The excess of fair value of net assets acquired over the cost of purchased businesses (negative goodwill) was accreted on a straight-line basis over approximately four years.  Effective January 1, 2002, coincident with the adoption of SFAS No.142, “ Goodwill and Intangible Assets,” the Company ceased the amortization of goodwill, and engaged a consultant to help management evaluate its carrying value.  The results of this evaluation demonstrated no impairment in goodwill for 2002.  The Company intends to conduct an annual appraisal of its goodwill, with updates  semi-annually, and will recognize any impairment in the period the impairment is identified.  The amount of goodwill amortized to expense was $0 in 2002, and was $653,000 and $540,000 for 2001 and 2000.  If goodwill had not been amortized for 2001 and 2000, net increase (decrease) in net assets resulting from operations would have been ($3,406,000) and $8,081,000 or ($0.21) and $0.55 per share, respectively.

          Fixed Assets

          Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement.  Depreciation and amortization expense was $595,000, $610,000, and $973,000 for the years ended December 31, 2002, 2001, and 2000.

          Deferred Costs

          Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements.  Amortization expense was $7,958,000, $1,521,000, and $333,000 for the years ended December 31, 2002, 2001, and 2000.  In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives.  Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off.  The amounts on the balance sheet for all of these purposes were $5,135,000 and $2,638,000 as of December 31, 2002 and 2001.  See also note 16 for the details of the costs of debt extinguishment.

          Federal Income Taxes

          The Company and each of its corporate subsidiaries other than Media (the RIC subsidiaries) have elected to be treated for federal income tax purposes as a regulated investment company (RICs) under the Internal Revenue Code of 1986, as amended (the Code).  As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries policy to comply with the provisions of the Code.  The Company did not qualify to be treated as a RIC for 2002, primarily due to a shortfall of interest and dividend income related to total taxable income caused primarily by losses in MFC and other subsidiaries.  As a result, the Company was treated as a taxable entity in 2002, which had an immaterial effect on the Company’s financial position and results of operations for 2002.  The Company is currently assessing whether to remain a RIC in 2003 as a result of this change in status, the proposed new tax law, and for other strategic reasons including the utilization of 2003 taxable losses.  In addition, depending on the Company’s financial performance in 2003 it may not be able to qualify as a RIC.

          As a result of the above, for 2002, income taxes were provided under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  As a failed RIC which did not qualify for conduit tax treatment, the Company was treated as a taxable entity for tax purposes.  Accordingly, the Company recognized current and deferred tax consequences for all transactions recognized in the consolidated financial statements, calculated based upon the enacted tax laws, including tax rates in effect for current and future years.  Valuation allowances were established for deferred tax assets when it was more likely than not that they would not be realized.

          Media is not an RIC and is taxed as a regular corporation.  For 2002, Media’s taxes will be calculated in combination with the Company.  The Trust is not subject to federal income taxation.  Instead, the Trust’s taxable income is treated as having been earned by MFC, which will not be taxed on such income if it is distributed to the Company.

          Net Increase (Decrease) in Net Assets Resulting from Operations per Share (EPS)

          Basic earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised, and has been computed after giving consideration to the weighted average dilutive effect of the Company’s common stock and stock options.  The table below shows the calculation of basic and diluted EPS.

	Years Ended December 31,

	2002	2001	2000

Net increase (decrease) in net assets resulting from operations available to common shareholders	$(12,611,616)	$(4,058,283)	$7,540,688

Weighted average common shares outstanding applicable to basic EPS	18,242,728	16,852,179	14,536,942
Effect of dilutive stock options (1)	—	—	39,241

Adjusted weighted average common shares outstanding applicable to diluted EPS	18,242,728	16,852,179	14,576,183

Basic earnings per share	$(0.69)	$(0.24)	$0.52
Diluted earnings per share	(0.69)	(0.24)	0.52

(1)     Because there were net losses in 2002 and 2001, the effect of stock options is a antidilutive, and therefore is not presented.

Dividends to Shareholders

          On August 9, 2002, a dividend of $0.03 per share was declared.  The dividend was paid on September 13, 2002 to shareholders of record on September 3, 2002.  The table below shows the tax character of distributions for tax reporting purposes.

	Years Ended December 31,

	2002	2001	2000

Dividends paid from
Ordinary income	$547,282	$6,426,668	$6,651,720
Long-term capital gain	—	—	10,743,749

Total dividends	$547,282	$6,426,668	$17,395,469

          Our ability to make dividend payments is further restricted by certain financial covenants contained in our credit agreements, which require paydowns on amounts outstanding if dividends exceed certain amounts, by SBA regulations, and under the terms of the SBA debentures.  As of December 31, 2002, all required dividends for tax purposes had been paid.

          Stock-Based Compensation

          The Company has adopted the provisions of SFAS No.123 Accounting for Stock Based Compensation (SFAS 123)”, which established a fair value-based method of accounting for stock options.  The Company measures compensation cost for stock options using the current intrinsic value-based method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under SFAS 123, the use of the intrinsic value-based method requires pro forma disclosure of net income and earnings per share as if the fair value-based method had been adopted.

          The Company records stock compensation in accordance with APB Opinion No. 25.  Had compensation cost for stock options been determined based on the fair value at the date of grant, consistent with the provisions of SFAS 123, the Company’s net increase in net assets resulting from operations would have been increased to the pro forma amounts indicated in the table below.

	2002	2001(1)	2000

Net increase (decrease) in net assets resulting from operations	$(12,611,616)	$(4,058,283)	$7,540,688
Add: stock-based employee compensation expense determined under APB No.25, included in net increase (decrease) net assets resulting from operations	—	439,776	—
Less: stock-based employee compensation benefit (expense) determined under fair value method	2,572	—	988,157

Net increase (decrease) in net assets resulting from operations, pro forma	$(12,614,188)	$(3,618,507)	$6,552,531

Net value per share
Basic-as reported	$0.69	$0.24	$0.52
Basic-pro forma	0.69	0.22	0.45
Diluted-as reported	0.69	0.24	0.52
Diluted-pro forma	0.69	0.22	0.45

(1)

During 2001, the impact of employee forfeitures exceeded the proforma compensation expense related to grants, and accordingly, the proforma impact reduced the Company’s net decrease in net assets resulting from operations.

          Derivatives

          Through June 2002, the Company was party to certain interest rate cap agreements.  These contracts were entered into as part of the Company’s management of interest rate exposure and limited the amount of interest rate risk that could be taken on a portion of the Company’s outstanding debt.  All interest rate caps are designated as hedges of certain liabilities; however, any hedge ineffectiveness is charged to earnings in the period incurred.  Premiums paid on the interest rate caps were previously amortized over the lives of the cap agreements and amortization of these costs was recorded as an adjustment to interest expense.  Upon adoption of SFAS 133, the interest rate caps were recorded as a reduction of interest expense over the life of the agreements.  No amounts were charged to earnings in 2002, and $82,000 and $84,000 were charged to earnings in 2001 and 2000.  The Company had no interest rate cap agreements outstanding as of December 31, 2002.

          Reclassifications

          Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(4) BUSINESS COMBINATIONS

          On October 2, 2000, the Company completed the merger with FSVC. The Company issued 0.23865 shares of its common stock for each outstanding share of FSVC, for a total of 518,449 shares of the Company’s common stock.  The transaction was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and was treated under the pooling-of-interests method of accounting for financial reporting purposes.  The following table sets forth the results of operations of FSVC and the Company for the nine months ended September 30, 2000.

	The Company (1)	Freshstart	Combined

For the nine months ended September 30, 2000
Total investment income	$40,758,000	$1,864,000	$42,622,000
Net increase in net assets from operations	11,173,000	361,000	11,534,000

(1)	“The Company” column includes elimination entries for the intercompany transactions.

(5) INVESTMENT IN AND LOANS TO MEDIA

          The following table represents Media’s consolidated statements of operations.

	Year Ending December 31,

	2002	2001	2000

Advertising revenue	$6,489,358	$13,249,993	$11,144,349
Cost of fleet services	4,946,702	7,592,173	5,750,203

Gross profit	1,542,656	5,657,820	5,394,146
Other operating expenses	7,036,077	7,907,994	6,056,576

Loss before taxes	(5,493,421)	(2,250,174)	(662,430)
Income tax provision (benefit)	(699,027)	1,124,781	(241,275)

Net loss	$(4,794,394)	$(3,374,955)	$(421,155)

          The following table presents Media’s consolidated balance sheets.

	Year Ending December 31,

	2002	2001 ~

Cash	$211,090	$270,350
Accounts receivable	1,031,698	1,531,183
Federal income tax receivable	278,531	1,106,778
Equipment, net	2,089,830	3,068,854
Prepaid signing bonuses	2,201,315	2,890,613
Goodwill	2,082,338	2,086,760
Other	291,654	342,118

Total assets	$8,186,456	$11,296,656

Accounts payable and accrued expenses	$1,031,549	$1,831,554
Deferred revenue	789,846	755,358
Due to parent	10,388,562	7,697,309
Note payable to banks	1,858,815	2,117,462

Total liabilities	14,068,772	12,401,683

Equity	1,001,000	1,001,000
Accumulated net losses	(6,883,316)	(2,106,027)

Total accumulated net losses	(5,882,316)	(1,105,027)

Total liabilities and equity	$8,186,456	$11,296,656

          During 2002 and 2001, Media’s operations were constrained by a very difficult advertising environment compounded by the rapid expansions of tops inventory that occurred during 1999 and 2000.  Media began to recognize losses as growth in operating expenses exceeded growth in revenue.  Also, a substantial portion of Media’s revenues in 2001 arose from the realization of amounts that had been paid for and deferred from prior periods.  Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations.  Media’s growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from the September 11, 2001 terrorist attacks and a general economic downturn.  Media has developed an operating plan to fund only necessary operations out of available cash flow and to escalate its sales activities to generate new revenues.

          Also included in 2001 was a $1,350,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes, of which $656,000 was reversed in 2002 as a result of changes in the tax laws.  During 2001, primarily as a result of expansion into numerous cities and the lag associated with selling those taxi tops, Media began to incur losses for both financial reporting and tax purposes, indicating that this deferred tax asset now represented a receivable or refund from the tax authorities for those taxes previously paid.  However, due to statutory limitations in 2001 on Media’s ability to carry these tax losses back more than two years, and the uncertainties concerning the level of Media’s taxable income in the future, Media determined to reserve against the receivable.  In March 2002, Congress passed and the President signed, an economic stimulus bill that among its provisions included a carryback provision for five years.  As a result, Media carried back an additional $656,000 in the 2002 first quarter and retains a net operating loss carryforward of $6,056,000.

          The reduction in accounts payable and accrued expenses primarily reflected adjustments made during the 2002 second quarter to obligations owed to certain taxi fleet operators which resulted from Media’s efforts to continue reducing fleet costs so that they were more in line with the reduced levels of revenue.  The increase in amounts due to parent primarily reflected charges for salaries and benefits and corporate overhead paid by the parent on Media’s behalf.  The reduction in federal income taxes receivable reflected the collection of the refunds the balance due, the balance of which was received this January, 2003.

(6) REVOLVING LINE OF CREDIT, NOTES PAYABLE TO BANKS AND SENIOR SECURED NOTES

          In September 2002, the Company and MFC renegotiated a substantial portion of their outstanding debt.  A wholly-owned subsidiary of MFC, Taxi Medallion Loan Trust I (Trust), entered into a revolving line of credit with Merrill Lynch Bank, USA for the purpose of acquiring medallion loans from MFC and to provide for future growth in the medallion lending business.  The funds paid to MFC by the Trust were used to pay down notes payable to banks and senior secured notes.  As a result of these paydowns, the Company and MFC were able to negotiate amendments to their existing facilities with the banks and noteholders.  As of December 31, 2002, the Company and MFC were current on all debt obligations and in full compliance with all terms and conditions.  The Company continues to explore alternative financing options with other lenders for the balance of its debt outstanding under the notes payable to banks and the senior secured notes.

          Borrowings under the Trust’s revolving line of credit are secured by the Trust’s assets and borrowings under the notes payable to banks and the senior secured notes are secured by the assets of MFC and the Company.

The outstanding balances were as follows:

	December 31,2002	December 31, 2001

Revolving line of credit	$132,590,000	$—
Notes payable to banks	48,018,000	233,000,000
Senior secured notes	2,314,000	45,000,000

Total	$182,922,000	$278,000,000

(A) REVOLVING LINE OF CREDIT

          In September 2002, the Trust, a separate but wholly-owned subsidiary of MFC organized as a Delaware statutory trust entered into a revolving line of credit agreement with Merrill Lynch Bank USA (MLB) to provide up to $250,000,000 of financing to the Trust, to acquire medallion loans from MFC, funded by the secured revolving line of credit with MLB (MLB line). MFC is the servicer of the loans owned by the Trust.  The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances.  In addition, if certain financial tests are not met, MFC can be replaced as a servicer.  The MLB line matures in September 2003, but may be extended until September 2004 if certain conditions are met.  The interest rate is LIBOR plus 1.50% with an unused facility fee of 0.375%.

(B) NOTES PAYABLE TO BANKS AND SENIOR SECURED NOTES

          We are a party to three other financing agreements: 1) the Second Amended and Restated Loan Agreement, dated as of September 22, 2000, among the Company, MBC and the parties thereto (the Company Bank Loan); 2) the Amended and Restated Loan Agreement, dated as of December 24, 1997, as amended, among MFC and the parties thereto (the MFC Bank Loan); and 3) the Note Purchase Agreements, each dated as of June 1, 1999, as amended, between MFC and the note holders thereto (the MFC Note Agreements).  In September 2002, all three agreements were amended coincident with the closing on the MLB line as described below.

          The Company Bank Loan matures August 31, 2003, and bears interest at the rate per annum of prime plus 0.5%.  The amortization schedule is as shown on page F-19.  The Company Bank Loan permits the payment of dividends solely to the extent necessary to enable the Company to maintain its status as a RIC and to avoid the payment of excise taxes, consistent with the Company’s dividend policy.  The Company Bank Loan is secured by all receivables and various other assets owned by the Company.  All financial covenants except for the borrowing base covenants (as further discussed below) are waived during the term of the loan.

          The MFC Bank Loan matures August 31, 2003, and bears interest at the rate per annum of prime, which increases to prime plus 0.5% on January 11, 2003, and further increases to prime plus 1% on May 11, 2003.  The amortization schedule is as shown on page F-19.  The MFC Bank Loan permits the payment of dividends solely to the extent necessary to enable MFC to maintain its status as a RIC and to avoid the payment of excise taxes, consistent with MFC’s dividend policy.  The MFC Bank Loan is secured by all receivables and various other assets owned by MFC.  The collateral for the MFC Bank Loan secures both the MFC Bank Loan and the MFC Note Agreements on an equal basis.  All financial covenants except for the borrowing base covenants (as further discussed below) are waived during the term of the loan.

          The MFC Note Agreements have similar terms to the MFC Bank Loan, except the initial interest rate is 8.85%, which increases to 9.35% on January 12, 2003, and further increases to 9.85% on May 12, 2003.  A prepayment penalty of approximately $3,500,000 must be paid on or before maturity, of which $3,332,000 has been accrued in accordance with the prepayment provisions of the agreement, and is recorded in interest payable on the consolidated balance sheet.

          The Company Bank Loan, MFC Bank Loan, and MFC Note Agreements (Financing Agreements) obligate the Company or MFC, as applicable, to prepay the loans under the applicable Financing Agreement in the event the outstanding amount thereunder exceeds an agreed upon borrowing base as defined in the loan documents (which generally equals a specified percentage of the eligible outstanding commercial and medallion loans plus cash).  The Financing Agreements are guaranteed by Media, secured pro rata by 100% of Media’s capital stock.  In addition, as is standard with servicing agreements, the MLB Line contains a Servicer Default if MFC fails to satisfy certain financial tests and other requirements, but such failure does not, in and of itself, provide MLB the right to accelerate the maturity of loans.  If MLB obtains the right to replace MFC as the servicer, and so notifies MFC and fails to retract such notice within seven days, the banks or note holders would thereupon obtain the right to replace the Company or MFC as servicer for the loans constituting collateral under their agreements.

          Without the lenders prior written approval, the Financing Agreements continue to contain numerous and substantial operating restrictions on the Company and MFC, including restrictions on our ability to incur debt, incur liens, merge, consolidate, sell or transfer assets, loan and invest in third parties and our subsidiaries, repurchase or redeem stock, purchase portfolios, acquire or form other entities, amend certain material agreements, make capital expenditures, have outstanding intercompany receivables, and further securitize our assets.  In addition to the amortization schedule for the loans and notes shown on page F-19, the Company and MFC would be required to prepay the loans and notes out of the proceeds from the sale of equity, debt, or assets, subject to certain exceptions.

The Company Bank Loan

          On July 31, 1998 (and as subsequently amended and restated), the Company and MBC entered into the Company Bank Loan, a committed revolving credit agreement with a group of banks.  On September 21, 2001, the Company Bank Loan was extended to November 5, 2001 to allow for continuation of renewal discussions which were completed and an amendment signed on February 20, 2002.  The Company Bank Loan was further amended on September 13, 2002.  As of December 31, 2002 and December 31, 2001, amounts available under this loan agreement were $0 and $25,000,000.

The MFC Bank Loan

          On March 27, 1992 (and as subsequently amended and restated), MFC entered into the MFC Bank Loan, a line of credit with a group of banks.  Effective on June 1, 1999, MFC extended the MFC Bank Loan until September 30, 2001 at an aggregate credit commitment amount of $220,000,000, an increase from $195,000,000 previously, pursuant to the Amended and Restated Loan Agreement dated December 24, 1997.  Amounts available under the MFC Bank Loan were reduced by amounts outstanding under the commercial paper program as the MFC Bank Loan acted as a liquidity facility for the commercial paper program.  The MFC Bank Loan was further amended on March 30, 2001, September 30, 2001, December 31, 2001, April 1, 2002, and September 13, 2002.  As of December 31, 2002 and December 31, 2001, amounts available under the MFC Bank Loan were $0.

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

Amendments to the Company Bank Loan, MFC Bank Loan, and MFC Note Agreements

          Previously, in the 2001 fourth quarter, the Company Bank Loan matured and MFC was in default under its bank loan and its senior secured notes.  As of April 1, 2002 and September 13, 2002, the Company and MFC obtained amendments to their bank loans and senior secured notes.  The amendments, in general, waived all defaults through September 13, 2002, changed the maturity dates of the loans and notes, modified the interest rates borne on the bank loans and the secured notes, required certain immediate, scheduled or other prepayments of the loans and notes and reductions in the commitments under the bank loans, and required the Company and MFC to engage or seek to engage in certain asset sales, and instituted additional operating restrictions and reporting requirements, with the most recent amendment reducing such rates.

          In addition to the changes in maturity, the interest rates on the Company and MFC’s Bank Loans and MFC’s Note Agreements were modified, and additional fees were charged to renew and maintain the facilities and notes.  The recent amendments contain substantial limitations on our ability to operate and in some cases require modifications to our previous normal operations.  Covenants restricting investment in certain subsidiaries, elimination of various intercompany balances between affiliates, limits on the amount and timing of dividends, the tightening of operating covenants, and additional reporting obligations were added as a condition of renewal.

          The amendments require the following amortization schedule based on payment activity through December 31, 2002:

	The Company Bank Loan	MFC		Total

		Bank Loan	Note Purchase Agreement

2003
January	$—	$3,499,000	$727,000	$4,226,000
February	13,500,000	1,655,000	345,000	15,500,000
March	1,000,000	1,655,000	345,000	3,000,000
April	18,000,000	827,000	173,000	19,000,000
May	1,000,000	827,000	173,000	2,000,000
June	1,000,000	827,000	173,000	2,000,000
July	1,000,000	827,000	173,000	2,000,000
August	1,421,000	981,000	205,000	2,607,000

Total	$36,921,000	$11,098,000	$2,314,000	$50,333,000

Interest and Principal Payments

          Interest and principal payments are paid monthly.  Interest on the bank loans is calculated monthly at a rate indexed to the bank’s prime rate.  Substantially all promissory notes evidencing the Company’s and MFC’s investments, other than those held by the Trust, are held by a bank as collateral agent under the agreements.  The Company and MFC are required to pay an amendment fee of 25 basis points on the amount of the aggregate commitment for the Company.  As noted above, the amendments entered into during 2002 to the Company’s bank loans and senior secured notes involved changes, and in some cases increases, to the interest rates payable there under.  In addition, during events of default, the interest rate borne on the lines of credit is based upon a margin over the prime rate rather than LIBOR.  In addition to the interest rate charges, approximately $14,521,000 had been incurred through December 31, 2002 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which $9,417,000 was expensed as part of costs of debt extinguishment in 2002, $1,754,000 was expensed as part of interest expense in 2002, and $173,000 was expensed as part of professional fees.  The balance of $3,156,000, which relates solely to the Trust’s new line of credit with Merrill Lynch, will be charged to interest expense over the remaining term of the line of credit.

          The table below shows the costs of the debt and related amounts outstanding for the years ended December 31, as follows:

	2002	2001

The Company
Interest expense (1)	$3,936,336	$6,412,265
Costs of debt extinguishment	1,735,404	—

Total debt costs	$5,671,740	$6,412,265

Average borrowings outstanding	$59,702,701	$96,183,151
Interest rate (2)	6.59%	6.67%
Total debt costs rate (3)	9.50%	6.67%
Amount outstanding	$36,921,000	$85,000,000
Weighted average interest at period end	4.95%	6.25%

MFC
Interest expense (1)	$9,749,294	$16,422,920
Costs of debt extinguishment	7,681,910	—

Total debt costs	$17,431,204	$16,422,920

Average borrowings outstanding	$135,019,784	$233,775,260
Interest rate (2)	7.22%	7.03%
Total debt costs rate (3)	12.91%	7.03%
Amount outstanding	$13,411,920	$193,000,000
Weighted average interest at period end	5.21%	5.36%

Combined
Interest expense (1)	$13,685,630	$22,835,185
Costs of debt extinguishment	9,417,314	—

Total debt costs	$23,102,944	$22,835,185

Average borrowings outstanding	$194,722,485	$329,958,411
Interest rate (2)	7.03%	6.92%
Total debt costs rate (3)	11.86%	6.92%
Amount outstanding	$50,332,290	$278,000,000
Weighted average interest at period end	5.02%	5.63%

(1)	Includes commitment fees, and amortization of certain capitalized costs of obtaining debt.
(2)	Represents interest expense for the period presented as a percentage of average borrowings outstanding.
(3)	Represents total debt costs for the period presented as a percentage of average borrowings outstanding.

(C) INTEREST RATE CAP AGREEMENTS

          On June 22, 2000, MFC entered into an interest rate cap agreement limiting the Company’s maximum LIBOR exposure on $10,000,000 of MFC’s revolving credit facility to 7.25% until June 24, 2002.  Premiums paid under interest rate cap agreements were fully expensed by the end of 2001, including $0, $82,000, and $84,000 expensed in 2002, 2001, and 2000.  There are no unamortized premiums as of December 31, 2002.

(7) SBA DEBENTURES PAYABLE

          Outstanding SBA debentures were as follows:

(Dollars in thousands)

Due Date	2003	2004	2005	2006	2007	Thereafter	2002	2001	Interest Rate

September 1, 2011	$—	$—	$—	$—	$—	$17,985	$17,985	$17,985	6.77%
March 1, 2013						15,000	15,000	—	3.13
March 1, 2012						10,500	10,500	—	7.22
December 1, 2006				5,500			5,500	5,500	7.08
December 1, 2011							—	4,500	3.38
March 1, 2007					4,210		4,210	4,210	7.38
September 1, 2007					4,060		4,060	4,060	7.76
September 1, 2012						3,000	3,000	—	5.55
June 1, 2007					3,000		3,000	3,000	7.07
March 1, 2006				2,000			2,000	2,000	7.08
March 1, 2013						1,300	1,300	—	2.81
June 1, 2005			520				520	520	6.69
December 1, 2005			520				520	520	6.54
June 1, 2006				250			250	250	7.71
December 16, 2002							—	1,300	4.51

	$—	$—	$1,040	$7,750	$11,270	$47,785	$67,845	$43,845	6.24

          During 2001, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of five years.  MCI drew down $10,500,000 during June 2001 and $4,500,000 during December 2001.  FSVC drew down $7,485,000 in July 2001, $6,000,000 in January 2002, $3,000,000 in April 2002, $15,000,000 in September 2002, and $1,300,000 in November 2002.

(8) INCOME TAXES

          The Company is considered to be a taxable entity for US Federal income tax purposes for 2002.  The results of the Company’s operations are also subject to state taxation in various jurisdictions in 2002.

          The provision (benefit) for income taxes consisted of the following components for the year ended December 31, 2002.

Current
US federal	$72,000
State	13,000

85,000
Deferred
US federal	(712,000)
State	—

(712,000)

Provision (benefit) for income taxes before valuation allowance for tax assets	(627,000)
Valuation allowance for tax assets	712,000

Net provision for income taxes	$85,000

          In connection with the Company’s loss of RIC status for 2002 and its effective conversion from an entity that was allowed to reduce its taxable income by distributions to its shareholders to an entity that was not allowed such reductions, the Company recognized a deferred tax asset primarily related to unrealized losses on investments owned.

          The following table reconciles the provision for income taxes to the US federal statutory income tax rate for the year ended December 31, 2002.

U.S. federal statutory tax rate	(34.0%)
Deduction related to Media’s results of operations taxed separately	21.1
Taxable income from nonaccrual loans	(4.5)
Unrealized depreciation not deductible	3.2
Other	5.0

Effective income tax rate	(9.2%)

          Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.  Total tax assets are primarily represented by temporary differences for unrealized losses on investments in the amount of approximately $3,208,000, partially offset by temporary differences for deferred income to be recognized in future years of $1,935,000, resulting in a the net operating loss carryforward of $1,273,000, which expires in 2010.  As the Company cannot estimate if there will be sufficient taxable income in the years in which the temporary tax differences will reverse, a valuation allowance has been established in the amount of $1,273,000 for the net tax assets position described above. The Company is exploring alternatives to qualify as a regulated investment company for tax purposes, and if such qualification is achieved, the net operating losses will not be utilizable unless the Company, in future periods, does not qualify as a regulated investment company for tax purposes and has capital gains, in which case some or all of the capital loss carryforwards may be available to be utilized.

          Reclassifications arising from book basis and tax basis differences for the year ended December 31, 2002 resulted in a decrease to capital in excess of par in the amount of $11,036,537 and a decrease to accumulated net investment losses of $11,036,537.

          These differences are due primarily due to the differing treatment of net operating losses for book and tax purposes. Reclassifications of the components of shareholders’ equity reflected in the Consolidated Balance Sheet did not affect net investment loss, net realized losses or total shareholders’ equity.

(9) STOCK OPTIONS

          The Company has a stock option plan (1996 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees.  The 1996 Stock Option Plan, which was approved by the Board of Directors and shareholders on May 22, 1996, provides for the issuance of a maximum of 750,000 shares of common stock of the Company.  On June 11, 1998, the Board of Directors and shareholders approved certain amendments to the Company’s 1996 Stock Option Plan, including increasing the number of shares reserved for issuance from 750,000 to 1,500,000.  At December 31, 2002, 282,454 shares of the Company’s common stock remained available for future grants.  The 1996 Stock Option Plan is administered by the Compensation Committee of the Board of Directors.  The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted.  The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

          A non-employee director stock option plan (the Director Plan) was also approved by the Board of Directors and shareholders on May 22, 1996. On February 24, 1999, the Board of Directors amended and restated the Director Plan in order to adjust the calculation of the number of shares of the Company’s common stock issuable under options to be granted to a non-employee director upon his or her re-election.  Under the prior plan the number of options granted was obtained by dividing $100,000 into the current market price for the common stock.  The Director Plan calls for the grant of options to acquire 9,000 shares of common stock upon election of a non-employee director.  It provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term.  A total of 100,000 shares of the Company’s common stock are issuable under the Director Plan.  At December 31, 2002, 37,511 shares of the Company’s common stock remained available for future grants.  The grants of stock options under the Director Plan are automatic as provided in the Director Plan.  The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted.  Options granted under the Director Plan are exercisable annually, as defined in the Director Plan.  The term of the options may not exceed five years.

          The weighted average fair value of options granted during the years ended December 31, 2002, 2001, and 2000 was $1.11, $2.79, and $3.98 per share, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  However, management believes that such a model may or may not be applicable to a company regulated under the 1940 Act.  The following weighted average assumptions were used for grants in 2002, 2001 and 2000:

	Year ended December 31,

	2002	2001	2000

Risk free interest rate	5.0%	5.4%	6.3%
Expected dividend yield	8.0%	8.0%	8.0%
Expected life of option in years	7.0	7.0	7.0
Expected volatility	44%	44%	44%

          The following table presents the activity for the stock option program under the 1996 Stock Option Plan and the Director Plan for the years ended December 31, 2002, 2001, and 2000:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 1999	1,040,863	$6.71-$29.25	$18.88
Granted	93,164	14.50-20.63	17.36
Cancelled	(25,750)	14.25-29.25	19.85
Exercised	(19,001)	6.71-11.00	9.79

Outstanding at December 31, 2000	1,089,276	6.71-29.25	18.88
Granted	213,750	11.50-16.00	12.37
Cancelled	(284,613)	13.75-29.50	18.05
Exercised	(34,000)	15.13-15.13	15.13

Outstanding at December 31, 2001	984,413	6.71-29.25	17.97
Granted	809,701	4.73-9.00	5.29
Cancelled	(53,976)	4.85-29.25	15.11
Exercised	—	—	—

Outstanding at December 31, 2002	1,740,138	4.73-29.25	$12.16

Options exercisable at
December 31, 2000	494,712	$6.71-29.25	$17.68
December 31, 2001	492,654	6.71-29.25	19.37
December 31, 2002	997,347	4.73-29.25	16.63

          The following table summarizes information regarding options outstanding and options exercisable at December 31, 2002 under the 1996 Stock Option Plan and the Director Plan:

	Options Outstanding			Options Exercisable

	Weighted average			Weighted average

Range of Exercise Prices	Shares at December 31, 2002	Remaining contractual life in years	Exercise price	Shares at December 31, 2002	Remaining contractual life in years	Exercise price

$4.73-5.51	723,899	9.36	$5.10	126,136	9.39	$5.10
6.71-13.75	324,428	7.07	11.09	195,506	6.24	11.14
14.25-15.56	62,855	7.22	14.72	51,415	7.08	14.68
16.00-18.75	366,934	4.58	17.46	381,268	4.58	17.45
19.31-29.25	243,022	5.50	26.51	243,022	5.50	26.17

$4.73-$29.25	1,740,138	7.26	$12.16	997,347	5.87	$16.63

(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (1)

          The following table represents the Company’s quarterly results operations for the years ended December 31, 2002, 2001, and 2000:

(In thousands except per share amounts)	March 31	June 30	September 30	December 31

2002 Quarter Ended
Investment income	$9,779	$8,522	$7,952	$7,622
Net investment income (loss) before taxes	242	(1,823)	(6,593)	234
Net increase (decrease) in net assets resulting from operations	(1,409)	(3,007)	(8,384)	188
Net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.08)	$(0.16)	$(0.46)	$0.01
Diluted	(0.08)	(0.16)	(0.46)	0.01

2001 Quarter Ended
Investment income	$13,394	$11,618	$7,035	$10,055
Net investment income (loss) before taxes	2,759	2,482	(4,363)	1,578
Net increase (decrease) in net assets resulting from operations	2,289	2,364	(8,986)	275
Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.16	$0.16	$(0.49)	$(0.07)
Diluted	$0.16	0.16	(0.49)	(0.07)

2000 Quarter Ended
Investment income	$16,044	$14,767	$14,439	$10,360
Net investment income (loss) before taxes	4,536	4,065	3,105	(2,200)
Net increase (decrease) in net assets resulting from operations	4,500	4,263	2,774	(3,996)
Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.31	$0.29	$0.19	$(0.27)
Diluted	0.31	0.29	0.19	(0.27)

(1)	The 2000 March, June, and September quarters have been restated to reflect the merger with FSVC.

(11) NEW ACCOUNTING PRONOUNCEMENTS

          In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123.  In addition, the statement mandates certain interim disclosures that are incremental to those required by Statement No. 123.  The Company will continue to account for stock-based compensation in accordance with APB No. 25.  As such, the Company does not expect this standard to have a material impact its consolidated financial position or results of operations.  The Company has adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee.  The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company does not expect this Interpretation to have a material impact on its consolidated financial position or results of operations.

          In April, 2002, the FASB issued Statement No. 145, “Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement updates, clarifies, and simplifies existing accounting pronouncements, including the criteria used to classify gains and losses from extinguishment of debt.  The Company adopted this standard in the 2002 second quarter in its accounting for extinguishment of debt.

          In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations.  It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company does not expect this standard to have a material impact on its consolidated financial position or results of operations.

          In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually, effective for fiscal years beginning after December 15, 2001.

          The Company adopted these standards effective January 1, 2002, and has determined there is no financial statement impact of adoption.  At December 31, 2002, the Company had $5,008,000 of goodwill on its consolidated balance sheet and $2,082,000 recorded on the balance sheet of Media, its wholly-owned subsidiary, that will be subject to the asset impairment review required by SFAS 142.

(12) SEGMENT REPORTING

          The Company has two reportable business segments, lending and taxicab rooftop advertising.  The lending segment originates and services medallion and secured commercial loans.  The taxicab roof top advertising segment sells advertising space to advertising agencies and companies in several major markets across the United States and Japan.  The Media segment is reported as a portfolio investment of the company and is accounted for using the equity method of accounting.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  The lending segment is presented in the consolidated financial statements of the Company.  Financial information relating to the taxicab rooftop-advertising segment is presented in Note 5.

          For taxicab advertising, the increase in unrealized appreciation (depreciation) on the Company’s investment in Media represents Media’s net income or loss, which the Company uses as the basis for assessing the fair market value of Media Taxicab rooftop advertising segment assets are reflected in investment in and loans to Media on the consolidated balance sheet.

(13) COMMITMENTS AND CONTINGENCIES

          (a) Sub-Advisory Agreement

          In May 1996, the Company entered into a sub-advisory agreement (Agreement) with FMC Advisers, Inc. (FMC) in which FMC provided advisory services to the Company. Under the Agreement, the Company paid FMC a monthly fee for services rendered of $18,750.  On February 24, 1999, the Agreement was extended until May 2000 at which point it was allowed to expire. Advisory fees of $0, $0, and $93,750 were incurred during the years ended December 31, 2002, 2001, and 2000.

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

          (c) Other Commitments

          The Company had loan commitments outstanding of $4,204,000 at December 31, 2002 that are generally on the same terms as those to existing borrowers.  Commitments generally have fixed expiration dates.  Of these commitments, approximately 75% will be sold pursuant to SBA guaranteed sales. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  In addition, the Company had approximately $22,340,000 of undisbursed funds relating to revolving credit facilities with borrowers.  These amounts may be drawn upon at the customer’s request if they meet certain credit requirements.

          Commitments for leased premises expire at various dates through April 30, 2012. At December 31, 2002, minimum rental commitments for non-cancelable leases are as follows:

2003	$1,092,070
2004	995,042
2005	836,875
2006	503,741
2007 and thereafter	681,338

Total	$4,109,066

          Rent expense was $1,032,000, 945,000, and $1,029,000 for the years ended December 31, 2002, 2001, and 2000.

          (d) Litigation

          The Company and its subsidiaries become defendants to various legal proceedings arising from the normal course of business.  In the opinion of management, based on the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse impact on the financial condition or results of operations of the Company.

          The acquisition of BLL in 1997 included an earnout provision to be paid to the sellers after three years.  The Company provided a calculation of the earnout in 2001 to the sellers, which they responded to in January 2002.  The Company reached agreement with the sellers on the amount of earnout to be paid in January 2003, which provided for the payment of nominal amounts which had previously been accrued by the Company.

(14) RELATED PARTY TRANSACTIONS

          Certain directors, officers, and shareholders of the Company are also directors of its wholly-owned subsidiaries, MFC, BLL, MCI, MBC, FSVC, and Media. Officer salaries are set by the Board of Directors of the Company.

          Media is engaged in transactions to sell rooftop advertising space to a company represented by a relative of a Media officer.  All transactions were made under market conditions and pricing.

          During 2002, a member of the Board of Directors of the Company was also a partner in the Company’s primary law firm.  Amounts paid to the law firm were $1,629,000 in 2002.

(15) SHAREHOLDERS’ EQUITY

          In accordance with Statement of Position 93-2, “Determination, Disclosure and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies,” $11,036,537 was reclassified to capital in excess of par value to accumulated net investment losses at December 31, 2002, and $368,359 was reclassified to capital in excess of par value from accumulated net investment losses at December 31, 2001 in the accompanying consolidated balance sheets.  These reclassifications had no impact on the Company’s total shareholders’ equity, and were designed to present the Company’s capital accounts on a tax basis.

(16) COSTS OF DEBT EXTINGUISHMENT

          The details of the costs of debt extinguishment for the year ended December 31, 2002 are in the following table.  There were no costs of debt extinguishment in 2001 or 2000.

2002

Financing costs for attorneys and loan fees	$4,237,000
Prepayment penalty on senior secured notes	3,332,000
Default interest	1,471,000
Other professional fees	377,000

Total costs of debt extinguishment	$9,417,000

(17) OTHER INCOME AND OTHER OPERATING EXPENSES

          The major components of other income were as follows:

	Year ended December 31,

	2002	2001	2000

Servicing fee income	$1,018,499	$(1,013,739)	$1,004,331
Revenue sharing income	964,411	65,640	63,570
Late charges	841,506	831,904	492,378
Accretion of discount	602,933	861,813	290,049
Prepayment penalties	492,503	690,090	330,909
Other	757,826	669,450	1,196,592

Total other income	$4,677,678	$2,105,158	$3,377,829

          Included in servicing fee income was ($82,500) in 2002 to reduce to the valuation reserve for the servicing fee receivable, and $2,171,000 and $205,000 in 2001 and 2000 for writedowns against the value of the servicing fee receivable.  Also, included in revenue sharing income was a success fee earned on a mezzanine investment of $873,000 in 2002.

          The major components of other operating expenses were as follows:

	Year ended December 31,

	2002	2001	2000

Rent expense	$1,031,943	$944,695	$1,028,695
Loan collection expense	774,730	324,466	150,478
Depreciation and amortization	632,985	610,447	973,010
Office expense	630,827	509,632	506,733
Travel meals and entertainment	614,727	560,568	611,406
Insurance	571,508	358,834	285,689
Computer expense	265,825	440,640	319,532
Bank charges	221,415	517,093	550,517
Telephone	208,082	222,295	327,621
Directors fees	163,660	172,987	190,711
Dues and subscriptions	147,594	118,884	170,946
Other expenses	1,518,428	638,456	3,232,622

Total operating expenses	$6,781,724	$5,418,997	$8,347,960

          The increase in collections expense reflected the higher costs associated with managing a larger portfolio of nonperforming loans in 2002.  The increase in insurance primarily reflected higher premiums charged by the Company’s insurance carriers in 2002, compared to 2001.  Bank charges in 2001 included amounts charged by the Banks for waiving default provisions of their agreements.  Included in other expenses in 2001 were $1,161,000 of expense reversals related to operational cleanups.

(18) SELECTED FINANCIAL RATIOS AND OTHER DATA

          The following table provides selected financial ratios and other data:

	Year ended December 31,

	2002	2001	2000	1999	1998

Net share data:
Net asset value at the beginning of the period	$9.59	$10.16	$10.83	$10.65	$10.69

Net investment income (loss)	(0.44)	0.13	0.67	0.75	0.77
Realized gain (loss) on investments	(0.35)	(0.17)	(0.27)	1.55	0.09
Net unrealized appreciation (depreciation) on investments	0.10	(0.20)	0.12	(0.86)	0.26

Increase (decrease) in shareholders’ equity from operations	(0.69)	(0.24)	0.52	1.44	1.12
Issuance of common stock	0.00	0.01	0.01	0.00	0.00
Distribution of net investment income	(0.03)	(0.34)	(1.20)	(1.26)	(1.16)

Net asset value at the end of the period	$8.87	$9.59	$10.16	$10.83	$10.65

Per share market value at beginning of period	$7.90	$14.63	$17.94	$14.31	$17.01
Per share market value at end of period	3.90	7.90	14.63	17.94	14.31
Total return (1)	(50)%	(44)%	(11)%	36%	(30)%

Ratios/supplemental data
Average net assets	$168,627,645	$166,379,846	$152,521,444	$155,891,899	$154,270,393
Ratio of operating expenses to average net assets (2)	10.92%	10.34%	13.32%	11.55%	8.24%
Ratio of net investment income (loss) to average net assets (3)	(0.88)	5.50	8.29	7.10	8.35

(1)	Total return is calculated by comparing the change in value of a share of common stock assuming the reinvestment of dividends on the payment date.
(2)

Operating expense ratios presented exclude the $9,417,000 of costs of debt extinguishment in 2002, and $550,000 related to write-off of transaction costs for 2001, $3,140,000 in 2000, and $1,494,000 in 1998.  Unadjusted, the ratios would have been 16.50%, 10.67%, 16.37%, and 9.21% in 2002, 2001, 2000 and 1998, respectively.

(3)

Net investment income ratios presented exclude the $9,417,000 of costs of debt extinguishment in 2002, and $6,700,000 of charges related to Chicago Yellow, the excess servicing asset, interest charges and the write-off of transaction costs in 2001.  Unadjusted, the ratios would have been (4.71%) and 1.48% in 2002 and 2001, respectively.

(19) EMPLOYEE BENEFIT PLANS

          The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one-half year of service.  Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employees’ contributions may not exceed certain maximum amounts determined under the Code.  Employee contributions are invested in various mutual funds according to the directions of the employee.  Beginning September 1, 1998, the Company elected to match employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee’s contribution but in no event greater than 2% of the portion of such employee’s annual salary eligible for 401(k) Plan benefits.  The Company’s 401(k) plan expense was approximately $15,000, $57,000, and $58,000 for the years ended December 31, 2002, 2001, and 2000.

(20) FAIR VALUE OF FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standard No. 107, “Disclosures About Fair Value of Financial Instruments” (SFAS 107) requires disclosure of fair value information about certain financial instruments, whether assets, liabilities, or off-balance-sheet commitments, if practicable.  The following methods and assumptions were used to estimate the fair value of each class of financial instrument.  Fair value estimates that were derived from broker quotes cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

          (a) Investments-The Company’s investments are recorded at the estimated fair value of such investments.

          (b) Servicing fee receivable-The fair value of the servicing fee receivable is estimated based upon expected future service fee income cash flows discounted at a rate that approximates that currently offered for instruments with similar prepayment and risk characteristics.

          (c) Revolving line of credit, notes payable to banks, and senior secured notes-Due to the short-term nature of these instruments, the carrying amount approximates fair value.

          (d) Commitments to extend credit-The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties.  For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates.  At December 31, 2002 and 2001, the estimated fair value of these off-balance-sheet instruments was not material.

          (e) Interest rate cap agreements-The fair value is estimated based on market prices or dealer quotes.  At December 31, 2002 and December 31, 2001, the estimated fair value of these off-balance-sheet instruments was not material.

          (f) SBA debentures payable-The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2002			December 31, 2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Investments	$360,752,000	$360,752,000	$462,253,000	$462,253,000
Cash	35,369,000	35,369,000	25,409,000	25,409,000
Servicing fee receivable	2,838,000	2,838,000	3,570,000	3,570,000
Financial Liabilities
Revolving line of credit	132,590,000	132,590,000	—	—
Notes payable to banks	48,018,000	48,018,000	233,000,000	233,000,000
Senior secured notes	2,314,000	2,314,000	45,000,000	45,000,000
SBA debentures payable	67,845,000	67,845,000	43,845,000	43,845,000

(21) SUBSEQUENT EVENTS (unaudited)

          During 2003, the Company and MFC have made payments of $26,086,000 and $12,926,000 on their respective debt.  These payments have prepaid the required amortization to April 30, 2003 for the Company and to August 31, 2003 for MFC.  As of March 31, 2003 the amounts outstanding under the Company Bank Loan, the MFC Bank Loan and the MFC Note Purchase Agreements were $10,835,000, $402,000, and $84,000, respectively.  As of March 31, 2003, the Company and MFC were current on all debt obligations and in full compliance with all terms and conditions. See Note 6 to the consolidated financial statements for additional information on the Financing Agreements.

MEDALLION FINANCIAL CORP.
Consolidated Schedule of Investments
December 31, 2002

	# Of Loans	Balance Outstanding	Interest Rate

	19	$808,285	0.00-3.24%
	5	5,259,450	3.25-4.24
	42	3,835,545	4.25-4.49
	13	4,811,812	4.50-4.74
	19	3,229,039	4.75-4.99
	18	7,178,502	5.00-5.24
	14	4,774,490	5.25-5.74
	29	15,631,455	5.75-5.99
	24	6,357,025	6.00-6.24
	66	17,266,971	6.25-6.49
	117	13,480,585	6.50-6.74
	110	11,321,115	6.75-6.99
	473	24,474,435	7.00-7.24
	99	24,415,610	7.25-7.49
	103	15,635,558	7.50-7.74
	131	20,177,218	7.75-7.99
	129	21,129,437	8.00-8.24
	69	10,568,794	8.25-8.49
	122	17,258,413	8.50-8.74
	111	16,984,498	8.75-8.99
	194	15,355,255	9.00-9.24
	27	2,660,033	9.25-9.49
	75	7,264,433	9.50-9.74
	29	2,942,905	9.75-9.99
	90	4,225,015	10.00-10.24
	15	1,631,052	10.25-10.49
	167	4,662,757	10.50-10.74
	40	4,140,761	10.75-10.99
	46	2,432,989	11.00-11.24
	30	2,488,757	11.25-11.49
	52	2,723,356	11.50-11.74
	32	2,454,542	11.75-11.99
	151	22,569,682	12.00-12.24
	12	1,063,499	12.25-12.49
	29	1,753,585	12.50-12.74
	8	2,441,775	12.75-12.99
	72	20,904,671	13.00-13.24
	20	3,719,190	13.25-13.49
	33	1,017,752	13.50-13.99
	26	965,962	14.00-14.49
	16	672,794	14.50-14.99
	27	895,675	15.00-15.24
	32	2,337,816	15.50-19.49

Total loans	2,936	$355,922,493

PMC		$920,252
Unimark		300,000
Micromedics		58,828
Appliance		50,000
Star Concession		40,000
Other		961

Total equities		$1,370,041

Gross investments		$357,292,534
Deferred loan acquisition costs		1,448,955
Discounts on SBA section 7 (a) loans		(1,537,203)
Unrealized depreciation on loans		(6,997,426)
Unrealized appreciation on equities		6,039,584

Net investments		$356,246,444

The accompanying notes are an integral part of this consolidated schedule.

MEDALLION FINANCIAL CORP.
Consolidated Schedule of Investments
December 31, 2001

	# Of Loans	Balance Outstanding	Interest Rate

	5	$2,833,767	0.00-4.24%
	2	1,051,652	4.25-4.74
	5	1,771,329	4.75-4.99
	4	1,435,650	5.00-5.99
	8	3,970,113	6.00-6.24
	12	13,027,356	6.25-6.49
	7	1,772,575	6.50-6.74
	12	12,594,251	6.75-6.99
	46	7,903,014	7.00-7.24
	79	17,817,536	7.25-7.49
	167	23,465,573	7.50-7.74
	591	60,942,903	7.75-7.99
	147	28,454,804	8.00-8.24
	141	27,993,474	8.25-8.49
	286	34,134,942	8.50-8.74
	161	25,004,520	8.75-8.99
	208	36,632,870	9.00-9.24
	42	6,004,051	9.25-9.49
	117	22,462,602	9.50-9.74
	51	5,449,378	9.75-9.99
	251	6,932,025	10.00-10.24
	16	1,075,011	10.25-10.49
	200	9,633,239	10.50-10.74
	51	7,917,316	10.75-10.99
	78	5,139,848	11.00-11.24
	47	5,842,980	11.25-11.49
	66	4,783,443	11.50-11.74
	51	4,199,399	11.75-11.99
	210	24,914,789	12.00-12.24
	24	2,339,941	12.25-12.49
	38	3,031,577	12.50-12.74
	12	1,092,645	12.75-12.99
	87	26,248,506	13.00-13.24
	35	6,888,525	13.25-13.49
	33	1,974,744	13.50-13.74
	12	435,368	13.75-13.99
	42	1,444,166	14.00-14.24
	5	308,022	14.25-14.49
	37	1,400,329	14.50-14.74
	9	425,620	14.75-14.99
	77	2,242,229	15.00-15.24
	10	252,136	15.50-15.74
	6	847,681	15.75-15.99
	16	646,204	16.00-16.24
	9	170,225	16.25-17.49
	3	126,858	17.50-17.74
	2	5,138,811	17.75-17.99
	11	1,722,070	18.00-19.99
Total loans	3,529	$461,895,467

PMC		$1,177,024
Kleener King Satellites		108,696
ARCA		50,000
Micromedics		58,828
Other		72,161

Total equities		$1,466,709

Gross investments		$463,362,176
Deferred loan acquisition costs		2,149,718
Discounts on SBA section 7 (a) loans		(2,415,459)
Unrealized depreciation on investments		(7,501,052)

Net investments		$455,595,383

The accompanying notes are an integral part of this consolidated schedule.