Form 10-Q
period 2003-03-31
MEDALLION FINANCIAL CORP
filed 2003-05-14
CIK 1000209

U.S. SECURITIES AND
EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 14, 2003 was 18,242,728.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I

          FINANCIAL INFORMATION

           ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PREPARATION

                    Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation.  The Company has elected to be regulated as a Business Development Company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act).  The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans.  As an adjunct to the Company’s finance business, the Company operates a taxicab rooftop advertising business, Medallion Taxi Media, Inc. (Media).

                    The financial information is divided into two sections.  The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2003.

                    The consolidated balance sheet of the Company as of March 31, 2003, the related consolidated statement of operations for the three months ended March 31, 2003, and the consolidated statement of cash flows for the three months ended March 31, 2003 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to summarize fairly the Company’s financial position and results of operations.  The results of operations for the three months ended March 31, 2003 or for any other interim period may not be indicative of future performance.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

MEDALLION FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

Interest and dividend income on investments	$6,461,193	$9,675,378
Interest income on short-term investments	67,091	103,534

Total investment income	6,528,284	9,778,912
Interest on floating rate borrowings	2,196,778	4,895,294
Interest on fixed rate borrowings	1,098,361	861,259

Total interest expense	3,295,139	5,756,553

Net interest income	3,233,145	4,022,359

Gains on sales of loans	188,930	329,627
Other income	1,121,113	891,345

Total noninterest income	1,310,043	1,220,972
Salaries and benefits	2,434,388	2,344,843
Professional fees	119,979	893,238
Other operating expenses	1,683,742	1,766,048

Total operating expenses	4,238,109	5,004,129

Net investment income	305,079	239,202

Net realized losses on investments	(561,565)	(699,633)
Net change in unrealized appreciation (depreciation) on investments	696,505	(948,396)

Net realized/unrealized gain (loss) on investments	134,940	(1,648,029)
Income tax provision	9,999	—

Net increase (decrease) in net assets resulting from operations	$430,020	$(1,408,827)

Net increase (decrease) in net assets resulting from operations per share
Basic	$0.02	$(0.08)
Diluted	0.02	(0.08)

Weighted average common shares outstanding
Basic	18,242,728	18,242,035
Diluted	18,248,118	18,242,035

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2003	December 31, 2002

Assets
Medallion loans	$230,097,124	$210,475,921
Commercial loans	114,412,457	138,360,895
Equity investments	8,985,448	7,409,628

Net investments ($241,075,000 at March 31, 2003 and $244,370,000 at December 31, 2002 pledged as collateral under borrowing arrangements)	353,495,029	356,246,444
Investment in and loans to Media	3,749,195	4,505,356

Total investments	357,244,224	360,751,800
Cash ($1,050,000 in 2003 and 2002 restricted as to use by lender)	30,725,792	35,369,285
Accrued interest receivable	2,022,198	2,546,101
Servicing fee receivable	2,968,081	2,838,417
Fixed assets, net	1,487,773	1,551,781
Goodwill, net	5,007,583	5,007,583
Other assets, net	14,624,700	17,222,825

Total assets	$414,080,351	$425,287,792

Liabilities
Accounts payable and accrued expenses	$6,930,864	$7,006,118
Accrued interest payable	4,418,257	5,589,754
Floating rate borrowings	172,591,530	182,922,241
Fixed rate borrowings	67,845,000	67,845,000

Total liabilities	$251,785,651	$263,423,113

Shareholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 18,242,728 shares outstanding at March 31, 2003 and December 31, 2002)	182,427	182,427
Capital in excess of par value	173,693,158	173,449,716
Accumulated net investment losses	(11,580,885)	(11,767,464)

Total shareholders’ equity	162,294,700	161,864,679

Total liabilities and shareholders’ equity	$414,080,351	$425,287,792

Number of common shares	18,242,728	18,242,728
Net asset value per share	$8.90	$8.87

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$430,020	$(1,408,827)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	167,193	159,884
Amortization of origination costs	244,328	375,473
Increase in unrealized appreciation on investments	(2,157,196)	(565,439)
Net realized losses on investments	561,565	699,633
Net realized gains on sales of loans	(188,930)	(329,627)
Increase in unrealized depreciation on Media	1,460,691	1,513,835
(Increase) decrease in accrued interest receivable	523,891	(187,820)
(Increase) decrease in servicing fee receivable	(129,652)	199,915
(Increase) decrease in other assets	1,747,423	(1,134,444)
Decrease in accounts payable and accrued expenses	(135,253)	(1,559,561)
Increase (decrease) in accrued interest payable	(1,171,497)	43,709

Net cash provided by (used in) operating activities	1,352,583	(2,193,269)

CASH FLOWS FROM INVESTING ACTIVITIES
Originations of investments	(54,285,924)	(45,074,287)
Proceeds from sales and maturities of investments	59,428,277	65,014,766
Investment in and loans to Media, net	(704,530)	(670,979)
Capital expenditures	(103,188)	(66,385)

Net cash provided by investing activities	4,334,635	19,203,115

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of floating rate borrowings	(10,330,711)	(14,711,270)
Proceeds from fixed rate borrowings	—	6,000,000
Payments of declared dividends	—	(1,643,657)

Net cash used for financing activities	(10,330,711)	(10,354,927)

NET INCREASE (DECREASE) IN CASH	(4,643,493)	6,654,919
CASH, beginning of period	35,369,285	25,409,058

CASH, end of period	$30,725,792	$32,063,977

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$3,406,133	$5,047,138
Non-cash investing activities-net transfers from other assets	689,000	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

          Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation.  The Company has elected to be regulated as a Business Development Company under the Investment Company Act of 1940, as amended (the 1940 Act).  The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans.  As an adjunct to the Company’s finance business, the Company operates a taxicab rooftop advertising business, Medallion Taxi Media, Inc. (Media), which includes a small operating subsidiary in Japan. (See Note 3)

          The Company also conducts its business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) section 7(a) program, Medallion Business Credit LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables, Medallion Capital, Inc. (MCI) which operates a mezzanine financing business, and Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services medallion and commercial loans.

          In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others.  The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders.  The assets of the Trust are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party, are not available to pay obligations of the Trust.  The Trust’s loans are serviced by MFC.

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

          Investments in equity securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively.  The fair value of investments that have no ready market, are determined in good faith by management, and approved by the Board of Directors based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry.  Included in equity investments at March 31, 2003 are marketable and non-marketable securities of approximately $7,977,000 and $1,009,000, respectively.  At December 31, 2002, the respective balances were approximately $592,000 and $6,818,000.  Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

          The Company’s investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons.  Approximately 66% and 53% of the Company’s investment portfolio at March 31, 2003 and 2002 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 83% and 80% were in New York City.  These loans are secured by the medallions, taxicabs and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners.  A portion of the Company’s portfolio represents loans to various commercial enterprises, including finance companies, wholesalers, restaurants, and real estate.  These loans are secured by various equipment and/or real estate, and are generally guaranteed by the owners, and in certain cases, by the equipment dealers.  These loans are made primarily in the metropolitan New York City area.  The remaining portion of the Company’s portfolio is from the origination of loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the U.S. Congress.

          Collateral Appreciation Participation Loans

          During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by 500 Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions.  In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios, and was entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral.  During 2003 and 2002, $0 additional interest income was recorded.  During 2002, 400 of the medallions were returned to the Company in lieu of repayment of the loans.  As a result, $8,000,000 of these loans were carried in other assets, and $950,000 was carried in medallion loans, in total representing 2% of the Company’s assets.  In addition, the borrower had not paid interest due of $1,265,000.  Subsequently, the Company reached agreement to sell 300 of the 400 medallions to a new borrower at book value, upon the transfer of the ownership of the medallion licenses by the City of Chicago, and 103 medallions for $2,060,000 were reclassified back to medallion loans as of March 31, 2003, reflecting the transfers to date.  The Company also has been in discussions with a buyer for the 100 remaining returned medallions, and reached agreement on a term payout of the interest due with the original borrower, which is carried on nonaccrual, although payments continue to be made.  As a regulated investment company, the Company is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments.  The Company believes that it has adequately calculated the fair market value of these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices.  The remaining loans for 100 medallions are due in June 2005, but may be prepaid at the borrower’s option beginning in December 2002.  The borrower has indicated its interest in refinancing the transaction and the Company expects to complete the refinance of the loans during 2003, including the syndicated portion, at the rates and terms prevailing at the time.  However, there can be no assurances that such refinancing will occur.

          Investment Transactions and Income Recognition

          Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2003 and December 31, 2002, net origination costs totaled approximately $1,517,000 and $1,449,000.  Amortization expense for the quarters ended March 31, 2003 and 2002 was approximately $244,000 and $375,000.

          Interest income is recorded on the accrual basis.  Loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is recognized when cash is received.  At March 31, 2003, December 31, 2002, and March 31, 2002 total nonaccrual loans were approximately $28,210,000, $24,208,000, and $37,212,000.  The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $4,908,000 and $4,662,000 as of March 31, 2003 and 2002, of which $913,000, and $1,462,000 would have been recognized in the quarters ended March 31, 2003 and 2002.

          Loan Sales and Servicing Fee Receivable

          The Company currently accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125” (SFAS 140).  SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  The principal portion of loans serviced for others by the Company was approximately $215,306,000 and $222,269,000 at March 31, 2003 and December 31, 2002.

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

          The estimated net servicing income is based, in part, on management’s estimate of prepayment speeds, including default rates, and accordingly, there can be no assurance of the accuracy of these estimates.  If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and its value will decline; and as a result, servicing income during that and subsequent periods would decline.  If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and servicing income would increase.  The constant prepayment rates utilized by the Company in estimating the lives of the loans depend on the original term of the loan, industry trends, and the Company’s historical data.  During 2001, the Company began to experience an increase in prepayment activity and delinquencies.  These trends continued to worsen during 2001, and as a result the Company revised its prepayment assumptions on certain loan pools to between 25% and 35% from the 15% rate historically used on all pools.  This resulted in $2,171,000 of charges to operations, increasing the reserve for temporary impairment of the servicing fee receivable during 2001.  Since late in 2002, prepayment patterns have slowed. The Company evaluates the temporary impairment to determine if any such temporary impairment would be considered to be permanent in nature. The Company determined that $856,000 of the temporary impairment reserve had suffered a permanent loss in value and was now permanent in nature. Additionally, during the quarter ended March 31, 2003, the Company determined that $300,000 of the temporary impairment reserve was no longer warranted due to the above discussed prepayment patterns and, consequently, was recognized as servicing fee income.  The prepayment rate of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers.

          The activity in the reserve for servicing fee receivable follows:

	Three Months Ended March 31,

	2003	2002

Beginning balance	$2,293,000	$2,376,000
Adjustment to carrying values (1)	(856,000)	—
Reversal of temporary impairment to servicing fee receivable	(300,000)	—

Ending balance	$1,137,000	$2,376,000

(1)     The Company determined that a fully reserved portion of the servicing asset had suffered a permanent loss in value, and accordingly, reduced both the balance of the gross servicing fee receivable and the related reserve by $856,000.  There was no impact on the consolidated statement of income.

          The Company also has the option to sell the unguaranteed portions of loans to third party investors.  The gain or loss on such sales will be calculated in accordance with SFAS No. 140.  The discount related to unguaranteed portions sold would be reversed and the Company would recognize a servicing fee receivable or liability based on servicing fees retained by the Company.  The Company is required to retain at least 5% of the unguaranteed portion of SBA guaranteed loans.  The Company had no sales of unguaranteed portions of loans to third party investors for the quarters ended March 31, 2003 and 2002.

          Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

          The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio.  Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries.  Unrealized appreciation (depreciation) on net investments  (which excludes Media and foreclosed properties) was $1,228,000 as of March 31, 2003, ($958,000) as of December 31, 2002, and ($6,938,000) as of March 31, 2002.  The Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value.  The Company uses Media’s actual results of operations as the best estimate of changes in fair value, and records the result as a component of unrealized appreciation (depreciation) on investments.  See Note 3 for the presentation of financial information for Media.

          The table below shows changes in unrealized appreciation (depreciation) on net investments during the quarters ended March 31, 2003 and 2002.

	Loans	Equity Investments	Total

Balance, December 31, 2001	$(9,626,304)	$2,125,252	$(7,501,052)
Increase in unrealized
Appreciation on investments	—	757,822	757,822
Depreciation on investments	(890,020)	—	(890,020)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(1,411)	—	(1,411)
Losses on investments	696,536	—	696,536

Balance March 31, 2002	$(9,821,199)	$2,883,074	$(6,938,125)

	Loans	Equity Investments	Total

Balance, December 31, 2002	$(6,997,426)	$6,039,584	$(957,842)
Increase in unrealized
Appreciation on investments	—	1,536,220	1,536,220
Depreciation on investments	86,610	39,600	126,210
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	523,640	—	523,640

Balance March 31, 2003	$(6,387,176)	$7,615,404	$1,228,228

          The table below summarizes components of unrealized realized gains and losses in the investment portfolio.

	Three Months Ended March 31,

	2003	2002

Increase in net unrealized appreciation (depreciation) on investments
Unrealized appreciation	$1,536,220	$757,822
Unrealized depreciation	126,210	(890,020)
Unrealized depreciation on Media	(1,460,691)	(1,513,835)
Unrealized appreciation (depreciation) on foreclosed properties	(28,874)	2,512
Realized gains	—	(1,411)
Realized losses	523,640	696,536

Total	$696,505	$(948,396)

Net realized gains (losses) on investments
Realized gains	$—	$961
Realized losses	(523,640)	(696,536)
Realized gains (losses) on foreclosed properties	(132,831)	450
Direct charge-offs	94,906	(4,508)

Total	$(561,565)	$(699,633)

          Goodwill

          Cost of purchased businesses in excess of the fair value of net assets acquired (goodwill) was amortized on a straight-line basis over fifteen years.  The excess of fair value of net assets acquired over the cost of purchased businesses (negative goodwill) was accreted on a straight-line basis over approximately four years.  Effective January 1, 2002, coincident with the adoption of SFAS No.142, “Goodwill and Intangible Assets,” the Company ceased the amortization of goodwill, and engaged a consultant to help management evaluate its carrying value.  The results of this evaluation demonstrated no impairment in goodwill.  The Company intends to conduct an annual appraisal of its goodwill, with periodic updates, and will recognize any impairment in the period the impairment is identified.

          Fixed Assets

          Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement.  Depreciation and amortization expense was $167,000 and $160,000 for the 2003 and 2002 first quarters, respectively.

          Deferred Costs

          Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements.  Amortization expense for the three months ended March 31, 2003 and 2002 was $1,205,000 and $767,000, respectively.  In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives.  Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period or written off.  The amounts on the balance sheet for all of these purposes were $3,955,000 and $5,135,000 as of March 31, 2003 and December 31, 2002.

          Federal Income Taxes

          The Company and each of its corporate subsidiaries other than Media (the RIC subsidiaries) have elected to be treated for federal income tax purposes as a regulated investment company (RICs) under the Internal Revenue Code of 1986, as amended (the Code).  As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code.  The Company did not qualify to be treated as a RIC for 2002, primarily due to a shortfall of interest and dividend income related to total taxable income caused primarily by losses in MFC and other subsidiaries.  As a result, the

Company was treated as a taxable entity in 2002, which had an immaterial effect on the Company’s financial position and results of operations for 2002.  The Company is currently assessing whether to remain a RIC in 2003 as a result of this change in status, the proposed new federal tax law affecting dividend income, and for other strategic reasons including the utilization of 2002 taxable losses.  In addition, depending on the Company’s financial performance in 2003 it may not be able to qualify as a RIC.  At March 31, 2003, the Company had no reason to believe it will not qualify as a RIC in 2003.

          As a result of the above, for 2002, income taxes were provided under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Because we did not qualify as a RIC, the Company was treated as a taxable entity for tax purposes.  Accordingly, the Company recognized current and deferred tax consequences for all transactions recognized in the consolidated financial statements, calculated based upon the enacted tax laws, including tax rates in effect for current and future years.  Valuation allowances were established for deferred tax assets when it was more likely than not that they would not be realized.

          Media is not a RIC and continues to be taxed as a regular corporation.  For 2002, Media’s losses were included in the tax calculation of the Company.  The Trust is not subject to federal income taxation.  Instead, the Trust’s taxable income is treated as having been earned by MFC, which will not be taxed on such income if it is distributed to the Company.

          Net Increase (Decrease) in Net Assets Resulting from Operations per Share (EPS)

          Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised, and has been computed after giving consideration to the weighted average dilutive effect of the Company’s common stock and stock options.  The table below shows the calculation of basic and diluted EPS.

	Three Months Ended March 31,

	2003	2002

Net increase (decrease) in net assets resulting from operations available to common shareholders	$430,020	$(1,408,827)

Weighted average common shares outstanding applicable to basic EPS	18,242,728	18,242,035
Effect of dilutive stock options (1)	5,390	—

Adjusted weighted average common shares outstanding applicable to diluted EPS	18,248,118	18,242,035

Basic earnings per share	$0.02	$(0.08)
Diluted earnings per share	0.02	(0.08)

(1)     Because there was a loss in the 2002 period, the effect of stock options is a antidilutive, and therefore is not presented.

          Derivatives

          Through June 2002, the Company was party to certain interest rate cap agreements.  These contracts were entered into as part of the Company’s management of interest rate exposure and limited the amount of interest rate risk that could be taken on a portion of the Company’s outstanding debt.  All interest rate caps are designated as hedges of certain liabilities; however, any hedge ineffectiveness is charged to earnings in the period incurred.  Premiums paid on the interest rate caps were previously amortized over the lives of the cap agreements and amortization of these costs was recorded as an adjustment to interest expense.  Upon adoption of SFAS 133, the interest rate caps were recorded as a reduction of interest expense over the life of the agreements.  No amounts were charged to earnings in 2003 or 2002.  The Company had no interest rate cap agreements outstanding as of March 31, 2003.

          Reclassifications

          Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3) INVESTMENT IN AND LOANS TO MEDIA

          The following table represents Media’s consolidated statements of operations.

	Three Months Ended March 31,

	2003	2002

Advertising revenue	$1,266,955	$1,420,313
Cost of fleet services	1,225,040	1,699,372

Gross profit	41,915	(279,059)
Other operating expenses	1,497,411	1,879,266

Loss before taxes	(1,455,496)	(2,158,325)
Income tax provision (benefit)	5,195	(644,490)

Net loss	$(1,460,691)	$(1,513,835)

          The following table presents Media’s consolidated balance sheets.

	March 31, 2003	December 31, 2002

Cash	$139,285	$211,090
Accounts receivable	917,615	1,031,698
Federal income tax receivable	—	278,531
Equipment, net	1,939,473	2,089,830
Prepaid signing bonuses	2,047,752	2,201,315
Goodwill	2,082,338	2,082,338
Other	196,793	291,654

Total assets	$7,323,256	$8,186,456

Accounts payable and accrued expenses	$1,060,309	$1,031,549
Deferred revenue	806,916	789,846
Due to parent	11,092,884	10,388,562
Note payable to banks	1,704,153	1,858,815

Total liabilities	14,664,262	14,068,772

Equity	1,001,000	1,001,000
Accumulated net losses	(8,342,006)	(6,883,316)

Total accumulated net losses	(7,341,006)	(5,882,316)

Total liabilities and equity	$7,323,256	$8,186,456

          Beginning late in 2001, Media’s operations became constrained by a very difficult advertising environment compounded by the rapid expansion of tops inventory that occurred during 1999 and 2000.  Media began to recognize losses as growth in operating expenses exceeded growth in revenue.  Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations.  Media’s growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from the general economic downturn.  Media has developed an operating plan to fund only necessary operations out of available cash flow and to escalate its sales activities to generate new revenues.  Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historical levels.

          In 2001, we recorded a $1,350,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes, of which $656,000 was reversed in the 2002 first quarter as a result of changes in the tax laws.  During 2001, primarily as a result of expansion into numerous cities and the lag associated with selling those taxi tops, Media began to incur losses for both financial reporting and tax purposes, indicating that this deferred tax asset now represented a receivable or refund from the tax authorities for those taxes previously paid.  However, due to statutory limitations in 2001 on Media’s ability to carry these tax losses back more than two years, and the uncertainties concerning the level of Media’s taxable income in the future, Media determined to reserve against the receivable.  In March 2002, Congress passed and the President signed, an economic stimulus bill that among its provisions included a carryback provision for five years.  As a result, Media carried back an additional $656,000 in the 2002 first quarter and retains a net operating loss carryforward of $6,078,000.

          The increase in amounts due to parent primarily reflected charges for salaries and benefits and corporate overhead paid by the parent on Media’s behalf.  The reduction in federal income taxes receivable reflected the collection of the refunds, the balance of which was received in the 2003 first quarter.

(4) REVOLVING LINE OF CREDIT, NOTES PAYABLE TO BANKS, AND SENIOR SECURED NOTES

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

          The outstanding balances were as follows:

	March 31, 2003	December 31, 2002

Revolving line of credit	$161,271,000	$132,590,000
Notes payable to banks	11,237,000	48,018,000
Senior secured notes	84,000	2,314,000

Total	$172,592,000	$182,922,000

(A) REVOLVING LINE OF CREDIT

          In September 2002, the Trust, a separate but wholly-owned subsidiary of MFC organized as a Delaware business trust, entered into a revolving line of credit agreement with Merrill Lynch Bank USA (MLB) to provide up to $250,000,000 of financing to the Trust, to acquire medallion loans from MFC, funded by the secured revolving line of credit with MLB (MLB line).  MFC is the servicer of the loans owned by the Trust.  The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances.  In addition, if certain financial tests are not met, MFC can be replaced as a servicer.  The MLB line matures in September 2003, and extends until September 2004 if certain conditions are met.  The interest rate is LIBOR plus 1.50% with an unused facility fee of 0.375%.

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

          The MFC Bank Loan matures August 31, 2003, and bore interest at the rate per annum of prime, which increased to prime plus 0.5% on January 11, 2003, and further increases to prime plus 1% on May 11, 2003.  The amortization schedule is as shown on page 16.  The MFC Bank Loan permits the payment of dividends solely to the extent necessary to enable MFC to maintain its status as a RIC and to avoid the payment of excise taxes, consistent with MFC’s dividend policy.  The MFC Bank Loan is secured by all receivables and various other assets owned by MFC.  The collateral for the MFC Bank Loan secures both the MFC Bank Loan and the MFC Note Agreements on an equal basis.  All financial covenants except for the borrowing base covenants (as further discussed below) are waived during the term of the loan.

          The MFC Note Agreements have similar terms to the MFC Bank Loan, except the initial interest rate was 8.85%, which increased to 9.35% on January 12, 2003, and further increases to 9.85% on May 12, 2003.  A prepayment penalty of approximately $3,500,000 must be paid on or before maturity, of which $3,500,000 has been accrued in accordance with the prepayment provisions of the agreement, and is recorded in interest payable on the consolidated balance sheet.

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

          The Financing Agreements contain numerous and substantial operating restrictions on the Company and MFC, including restrictions on our ability to incur debt, incur liens, merge, consolidate, sell or transfer assets, loan and invest in third parties and our subsidiaries, repurchase or redeem stock, purchase portfolios, acquire or form other entities, amend certain material agreements, make capital expenditures, have outstanding intercompany receivables, and further securitize our assets.  In addition to the amortization schedule for the loans and notes shown on page 16, the Company and MFC would be required to prepay the loans and notes out of the proceeds from the sale of equity, debt, or assets, subject to certain exceptions.

The Company Bank Loan

          On July 31, 1998 (and as subsequently amended and restated), the Company and MBC entered into the Company Bank Loan, a committed revolving credit agreement with a group of banks.  On September 21, 2001, the Company Bank Loan was extended to November 5, 2001 to allow for continuation of renewal discussions which were completed and an amendment signed on February 20, 2002.  The Company Bank Loan was further amended on September 13, 2002.  As of March 31, 2003 and December 31, 2002, amounts available under this loan agreement were $0.

The MFC Bank Loan

          On March 27, 1992 (and as subsequently amended and restated), MFC entered into the MFC Bank Loan, a line of credit with a group of banks.  Effective on June 1, 1999, MFC extended the MFC Bank Loan until September 30, 2001 at an aggregate credit commitment amount of $220,000,000, an increase from $195,000,000 previously, pursuant to the Amended and Restated Loan Agreement dated December 24, 1997.  Amounts available under the MFC Bank Loan were reduced by amounts outstanding under the commercial paper program as the MFC Bank Loan acted as a liquidity facility for the commercial paper program.  The MFC Bank Loan was further amended on March 30, 2001, September 30, 2001, December 31, 2001, April 1, 2002, and September 13, 2002.  As of March 31, 2003 and December 31, 2002, amounts available under the MFC Bank Loan were $0.

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

          The amendments require the following amortization schedule based on payment activity through March 31, 2003:

		MFC

	The Company Bank Loan	Bank Loan	Note Purchase Agreement	Total

2003
April	$6,414,000	$0	$0	$6,414,000
May	1,000,000	0	0	1,000,000
June	1,000,000	0	0	1,000,000
July	1,000,000	0	0	1,000,000
August	1,421,000	402,000	84,000	1,907,000

Total	$10,835,000	$402,000	$84,000	$11,321,000

Interest and Principal Payments

          Interest and principal payments are paid monthly.  Interest on the bank loans is calculated monthly at a rate indexed to the bank’s prime rate.  Substantially all promissory notes evidencing the Company’s and MFC’s investments, other than those held by the Trust, are held by a bank as collateral agent under the agreements.  The Company and MFC are required to pay an amendment fee of 25 basis points on the amount of the aggregate commitment for the Company.  As noted above, the amendments entered into during 2002 to the Company’s bank loans and senior secured notes involved changes, and in some cases increases, to the interest rates payable there under.  In addition, during events of default, the interest rate borne on the lines of credit is based upon a margin over the prime rate rather than LIBOR.  In addition to the interest rate charges, $14,550,000 had been incurred through March 31, 2003 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which $29,000 was expensed as part of costs of debt extinguishment during the three months ended March 31, 2003, $1,115,000 and $402,000 was expensed as part of interest expense during the three months ended March 31, 2003 and 2002, respectively, and $173,000 was expensed as part of professional fees during the three months ended March 31, 2002.  The balance of $2,041,000, which relates solely to the Trust’s new line of credit with MLB, will be charged to interest expense over the remaining term of the line of credit.

(C) INTEREST RATE CAP AGREEMENTS

          On June 22, 2000, MFC entered into an interest rate cap agreement limiting the Company’s maximum LIBOR exposure on $10,000,000 of MFC’s revolving credit facility to 7.25% until June 24, 2002.  Premiums paid under interest rate cap agreements were fully expensed by the end of 2001.  There are no unamortized premiums as of March 31, 2003.

(5) SBA DEBENTURES PAYABLE

          Outstanding SBA debentures were as follows:

(Dollars in thousands) Due Date	2003	2004	2005	2006	2007	Thereafter	March 31, 2003	December 31, 2002	Interest Rate

September 1, 2011	$—	$—	$—	$—	$—	$17,985	$17,985	$17,985	6.77%
March 1, 2013						15,000	15,000	15,000	5.51
March 1, 2012						10,500	10,500	10,500	7.22
December 1, 2006				5,500			5,500	5,500	8.08
March 1, 2007					4,210		4,210	4,210	8.38
September 1, 2007					4,060		4,060	4,060	7.76
September 1, 2012						3,000	3,000	3,000	5.55
June 1, 2007					3,000		3,000	3,000	8.07
March 1, 2006				2,000			2,000	2,000	7.08
March 1, 2013						1,300	1,300	1,300	5.51
June 1, 2005			520				520	520	6.69
December 1, 2005			520				520	520	6.54
June 1, 2006				250			250	250	7.71

Totals	$—	$—	$1,040	$7,750	$11,270	$47,785	$67,845	$67,845	6.81

          During 2001, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of five years.  MCI drew down $10,500,000 during June 2001 and $4,500,000 during December 2001.  FSVC drew down $7,485,000 in July 2001, $6,000,000 in January 2002, $3,000,000 in April 2002, $15,000,000 in September 2002, and $1,300,000 in November 2002.

(6) SEGMENT REPORTING

          The Company has two reportable business segments, lending and taxicab rooftop advertising.  The lending segment originates and services medallion and secured commercial loans.  The taxicab rooftop advertising segment sells advertising space to advertising agencies and companies in several major markets across the US and Japan and is conducted by Media.  Media is reported as a portfolio investment of the Company and is accounted for using the equity method of accounting.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  The lending segment is presented in the consolidated financial statements of the Company.  Financial information relating to the taxicab rooftop advertising segment is presented in Note 3.

          For taxicab rooftop advertising, the increase in unrealized appreciation (depreciation) on the Company’s investment in Media represents Media’s net income or loss, which the Company uses as the basis for assessing the fair market value of Media.  Taxicab rooftop advertising segment assets are reflected in Investment in and loans to Media on the consolidated balance sheets.

(7) OTHER INCOME AND OTHER OPERATING EXPENSES

          The major components of other income were as follows:

	Three Months Ended March 31,

	2003	2002

Servicing fee income	$523,335	$229,389
Late charges	199,082	220,628
Accretion of discount	180,194	173,991
Prepayment penalties	67,907	97,149
Revenue sharing income	24,225	44,803
Other	126,370	125,385

Total other income	$1,121,113	$891,345

          Included in servicing fee income was $300,000 in the 2003 first quarter to reduce to the valuation reserve for the servicing fee receivable, which resulted from improvements in prepayment patterns.

          The major components of other operating expenses were as follows:

	Three Months Ended March 31,

	2003	2002

Rent expense	$290,711	$249,151
Loan collection expense	229,349	167,594
Depreciation and amortization	167,193	159,884
Insurance	168,989	149,074
Travel, meals, and entertainment	127,928	175,702
Office expense	89,433	104,739
Directors fees	63,649	29,475
Bank charges	62,497	50,235
Computer expense	60,359	70,915
Telephone	46,001	52,413
Dues and subscriptions	39,299	23,325
Other expenses	338,334	533,541

Total operating expenses	$1,683,742	$1,766,048

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

          The following table provides selected financial ratios and other data:

	Three months ended,

	March 31, 2003	December 31, 2002	March 31, 2002

Per share data:
Net asset value at the beginning of the period	$8.87	$8.86	$9.59
Net investment income	0.02	0.01	0.01
Realized loss on investments	(0.03)	(0.07)	(0.04)
Net unrealized appreciation (depreciation) on investments	0.03	0.07	(0.05)

Net increase (decrease) in net assets resulting from operations	0.02	0.01	(0.08)
Issuance of common stock	0.00	0.00	0.00
Distribution of net investment income	0.00	0.00	0.00
Other	0.01	0.00	0.01

Net asset value at the end of the period	$8.90	$8.87	$9.52

Per share market value at beginning of period	$3.90	$4.77	$7.90
Per share market value at end of period	4.05	3.90	7.77
Total return (1)	15.6%	(73.4)%	(2.3)%

Ratios/supplemental data
Average net assets	$160,215,000	$160,952,000	$174,256,000
Ratio of operating expenses to average net assets	10.66%	11.57%	11.64%
Ratio of net investment income to average net assets	0.77%	0.59%	0.56%

(1)	Total return is calculated by comparing the change in value of a share of common stock assuming the reinvestment of dividends on the payment date.

(9) SUBSEQUENT EVENTS

          Subsequent to March 31, 2003, the Company and MFC made payments of $10,835,000 and $438,000 on their respective debt.  These payments paid off the Company Bank Loan entirely, and prepaid the required amortization on the MFC Bank Loan to August 31, 2003.  As of May 15, 2003, the amounts outstanding under the Company Bank Loan, the MFC Bank Loan and the MFC Note Purchase Agreements were $0, $40,000, and $9,000, respectively.  The Company is in the process of obtaining final payoff letters to satisfy all remaining amounts outstanding.  As of May 15, 2003, the Company and MFC were current on all debt obligations and in compliance with all terms and conditions.  See Note 4 to the consolidated financial statements for additional information on the Financing Agreements.

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

GENERAL

          Medallion Financial Corp. (the Company) is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses.  Since 1996, the year in which we went public, we have increased our medallion loan portfolio at a compound annual growth rate of 9%, and our commercial loan portfolio at a compound annual growth rate of 17%.  Our total assets under our management, which includes assets serviced for third party investors, were approximately $629,387,000, as of March 31, 2003, and have grown from $215,000,000 at the end of 1996, a compound annual growth rate of 19%.

          The Company’s loan related earnings depend primarily on its level of net interest income.  Net interest income is the difference between the total yield on the Company’s loan portfolio and the average cost of borrowed funds.  The Company funds its operations through a wide variety of interest-bearing sources, such as revolving bank facilities, debentures issued to and guaranteed by the SBA, bank term debt, and senior secured notes.  Net interest income fluctuates with changes in the yield on the Company’s loan portfolio and changes in the cost of borrowed funds, as well as changes in the amount of interest-bearing assets and interest-bearing liabilities held by the Company.  Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance the Company’s lending activities.  The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities.

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

          Realized gains or losses on investments are recognized when the investments are sold or written-off.  The realized gains or losses represent the difference between the proceeds received from the disposition of portfolio assets, if any, and the cost of such portfolio assets.  In addition, changes in unrealized appreciation or depreciation of investments are recorded and represent the net change in the estimated fair values of the portfolio assets at the end of the period as compared with their estimated fair values at the beginning of the period.  Generally, realized gains (losses) on investments and changes in unrealized appreciation (depreciation) on investments are inversely related.  When an appreciated asset is sold to realize a gain, a decrease in the previously recorded unrealized appreciation occurs.  Conversely, when a loss previously recorded as an unrealized loss is realized by the sale or other disposition of a depreciated portfolio asset, the reclassification of the loss from unrealized to realized causes a decrease in net unrealized depreciation and an increase in realized loss.

          The Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessment of fair value.  The Company uses Media’s actual results of operations as the best estimate of changes in fair value, and records the result as a component of unrealized appreciation (depreciation) on investments.

          Trends in Investment Portfolio

          The Company’s investment income is principally driven by the principal amount of and yields on its investment portfolio.  To identify trends in the yields, the portfolio is grouped by medallion loans, commercial loans, and equity investments.  The following table illustrates the Company’s investments at fair value and the portfolio yields at the dates indicated.

	March 31, 2003		December 31, 2002		March 31, 2002

(Dollars in thousands)	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance

Medallion loans
New York	6.94%	$191,886	7.41%	$174,682	8.04%	$187,409
Chicago	8.91	14,270	7.52	13,571	10.02	21,171
Boston	9.27	10,952	10.60	9,741	11.80	11,327
Newark	9.82	8,097	10.17	7,665	9.83	7,344
Cambridge	8.51	2,315	9.69	2,151	10.99	1,374
Other	10.37	3,222	10.55	3,548	11.49	5,798

Total medallion loans	7.34	230,742	7.74	211,358	8.56	234,423

Deferred loan acquisition costs		539		309		671
Unrealized depreciation on loans		(1,184)		(1,191)		(1,782)

Net medallion loans		$230,097		$210,476		$233,312

Commercial loans
Secured mezzanine	12.87%	$34,072	12.87%	$33,361	12.75%	$40,372
SBA Section 7(a)	7.38	29,143	7.38	32,665	7.96	52,860
Asset based	6.67	21,201	9.92	42,525	8.89	50,719
Other secured commercial	9.09	35,344	9.20	36,013	9.82	62,694

Total commercial loans	9.32	119,760	9.85	144,564	9.69	206,645

Deferred loan acquisition costs		978		1,140		1,271
Discount on SBA section 7(a) loans sold		(1,122)		(1,537)		(2,363)
Unrealized depreciation on loans		(5,204)		(5,806)		(8,040)

Net commercial loans		$114,412		$138,361		$197,513

Equity investments	0.00%	$1,370	0.00%	$1,370	0.00%	$1,767

Unrealized appreciation on equities		7,615		6,039		2,883

Net equity investments		$8,985		$7,409		$4,650

Net investments at cost	8.02%	$351,872	8.60%	$357,292	9.09%	$442,835

Deferred loan acquisition costs		1,517		1,449		1,942
Discount on SBA section 7(a) loans sold		(1,122)		(1,537)		(2,363)
Unrealized appreciation on equities		7,615		6,039		2,883
Unrealized depreciation on loans		(6,388)		(6,997)		(9,822)

Net investments		$353,495		$356,246		$435,475

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

INVESTMENT ACTIVITY

          The following table sets forth the components of activity in the net investment portfolio for the period indicated.

	Three months ended March 31,

	2003	2002

Net investments at beginning of period	$356,246,444	$455,595,383
Investments originated	54,285,924	45,074,287
Sales and maturities of investments	(59,428,277)	(65,014,766)
Net transfers from other assets	689,000	—
Increase in unrealized appreciation, net (1)	2,186,070	565,439
Realized losses, net (1)	(428,734)	(699,633)
Realized gain on sales of loans	188,930	329,627
Amortization of origination costs	(244,328)	(375,473)

Net decrease in investments	(2,751,415)	(20,120,519)

Net investments at end of period	$353,495,029	$435,474,864

(1)

Excludes unrealized depreciation of $28,874 and realized losses of $132,831 related to foreclosed properties in the 2003 first quarter, which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

          Total Portfolio Yield

          The weighted average yield of the total portfolio at March 31, 2003 was 8.02%, which is a decrease of 58 basis points from 8.60% at December 31, 2002 and down 107 basis points from 9.09% at March 31, 2002.  The decreases primarily reflected the reductions in the general level of interest rates in the economy, demonstrated by the reduction in the prime rate from 9.5% to 4.75% during the course of 2001 with a further reduction to 4.25% by year end 2002.  The general rate decrease was partially mitigated by the sizable number of fixed-rate medallion loans which reprice at longer intervals, and the generally high yields, including some at fixed rates, on the commercial portfolio.  The Company is working on increasing both the percentage of commercial loans in the total portfolio and the origination of floating and adjustable-rate loans and non-New York medallion loans.

          Medallion Loan Portfolio

          The Company’s medallion loans comprised 66% of the total portfolio of $353,495,000 at March 31, 2003, compared to 59% of the total portfolio of $356,246,000 at December 31, 2002 and 53% of the total portfolio of $435,475,000 at March 31, 2002.  The medallion loan portfolio increased by $19,621,000 or 9% in 2003, reflecting increases in most markets, particularly in New York, as loans were originated and refinanced in order to qualify for sale to the Trust at more favorable rates.  The Company continued efforts to participate loans to third party lenders, for the purpose of conserving cash resources for debt service.  The Company retains a portion of these participating loans and earns a fee for servicing the loans for the third parties.  Total medallion loans serviced for third parties were $63,318,000 at March 31, 2003.

          The weighted average yield of the medallion loan portfolio at March 31, 2003 was 7.34%, a decrease of 40 basis points from 7.74% at December 31, 2002, and 122 basis points from 8.56% at March 31, 2002.  The decrease in yield at March 31, 2003 primarily reflected the generally lower level of interest rates in the economy.  At March 31, 2003, 17% (19% if the owned Chicago medallions are included) of the medallion loan portfolio represented loans outside New York compared to 17% at year-end 2002 and 20% a year ago.  The Company continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

          Commercial Loan Portfolio

          Since 1997, and until 2002, the Company had shifted the total portfolio mix toward a higher percentage of commercial loans, which historically have had higher yields than medallion loans, and which represented 34% of the total investment portfolio as of March 31, 2003 compared to 40% and 45% at December 31, 2002 and March 31, 2002, reflecting decreases in all business lines, particularly in the asset-based lending and SBA Section 7(a) businesses, reflecting the slowdown in originations due to liquidity constraints, and the sales or participations of certain assets.

          The weighted average yield of the commercial loan portfolio at March 31, 2003 was 9.32%, a decrease of 53 basis points from 9.85% at December 31, 2002, and down 37 basis points from 9.69% at March 31, 2002.  The decreases generally related to changes in the portfolio mix towards a higher weighting of lower yielding loans, as more of the higher yielding portfolio was sold or participated as a part of our refinancing activities.  The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment.  At March 31, 2003, floating-rate loans represented approximately 54% of the commercial portfolio compared to 62% and 66% at December 31, 2001 and March 31, 2002.  Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Delinquency Trends

          The following table shows the trend in loans 90 days or more past due:

	March 31, 2003		December 31, 2002		March 31, 2002

Dollars in thousands	$	%(1)	$	%(1)	$	%(1)

Medallion loans	$6,546	1.8%	$7,519	2.1%	$9,339	2.1%

Commercial loans
Secured mezzanine	12,419	3.5	9,669	2.7	10,297	2.4
SBA Section 7(a) loans	6,711	1.9	8,326	2.3	11,934	2.7
Asset-based receivable	—	0.0	—	0.0	—	0.0
Other commercial secured loans	3,631	1.0	4,071	1.1	9,941	2.3

Total commercial loans	22,761	6.4	22,066	6.1	32,172	7.4

Total loans 90 days or more past due	$29,307	8.2%	$29,585	8.2%	$41,511	9.5%

          (1) Percentage is calculated against the total investment portfolio.

          The decrease in medallion delinquencies primarily represents improvements as the economic fallout from the events of September 11, 2001 have receded and business for many fleet owners and individual drivers has returned to more normal patterns of delinquencies.  The increase in secured mezzanine financing delinquencies primarily reflected the impact of the economy on certain concession and media properties which is believed to be of temporary nature.  The improvement in delinquencies in the SBA Section 7(a) portfolio and the other commercial secured loan portfolio primarily reflected management’s efforts to collect and restructure nonperforming loans, and the foreclosure of certain loans, transferring them to Other assets.  Included in the SBA Section 7(a) delinquency figures are $2,032,000, $2,292,000, and $4,481,000 at March 31, 2003, December 31, 2002, and March 31, 2002, respectively, which represent loans repurchased for the purpose of collecting on the SBA guarantee.  The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan.  Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

          The following table presents credit-related information for the net investment portfolio.

	Three months ended

	March 31, 2003	December 31, 2002	March 31, 2002

Total loans
Medallion loans	$230,097,124	$210,475,921	$233,312,486
Commercial loans	114,412,457	138,360,895	197,512,594

Total loans	344,509,581	348,836,816	430,825,080
Equity investments (1)	8,985,448	7,409,628	4,649,784

Total loans and equity investments	$353,495,029	$356,246,444	$435,474,864

Realized gains (losses) on loans and equity investments
Medallion loans	$(42,559)	$1,254	$(28,649)
Commercial loans	(519,006)	(1,151,954)	(670,984)

Total loans	(561,565)	(1,150,700)	(699,633)
Equity investments	—	(139,896)	—

Total realized gains (losses) on loans and equity investments	$(561,565)	$(1,290,596)	$(699,633)

Net unrealized appreciation (depreciation) on investments
Medallion loans	$(1,183,532)	$(1,191,631)	$(1,141,247)
Commercial loans	(5,203,644)	(5,805,795)	(8,679,952)

Total loans	(6,387,176)	(6,997,426)	(9,821,199)
Equity investments	7,615,404	6,039,587	2,883,074

Total net unrealized appreciation (depreciation) on investments	$1,228,228	$(957,839)	$(6,938,125)

Realized gains (losses) as a % of average balance outstanding (2)
Medallion loans	(0.08)%	0.00%	(0.05)%
Commercial loans	(1.65)	(2.95)	(1.37)
Total loans	(0.65)	(1.28)	(0.64)
Equity investments	0.00	(10.43)	0.00
Net investments	(0.64)	(1.41)	(0.64)

Unrealized appreciation (depreciation) as a % of balance outstanding
Medallion loans	(0.51)%	(0.57)%	(0.49)%
Commercial loans	(4.55)	(4.20)	(4.39)
Total loans	(1.85)	(2.01)	(2.28)
Equity investments	84.75	81.51	62.00
Net investments	0.35	(0.27)	(1.59)

          1)     Represents common stock and warrants held as investments.
          2)     Realized losses (gains) as a % of average balance outstanding has been annualized.

          Equity Investments

          Equity investments were 0.4%, 0.4%, and 0.4% of the Company’s total portfolio at March 31, 2003, December 31, 2002, and March 31, 2002.  Equity investments are comprised of common stock and warrants, primarily in MCI.  The increase in equities over the last two years is primarily a result of the unrealized appreciation recorded on a publicly traded investment.

          Investment in and loans to Media

          The investments and loans to Media represent the Company’s investment in its taxicab advertising business, including contributed capital, the Company’s share of accumulated losses, and intercompany loans provided to Media for operating capital.

          Trend in Interest Expense

          The Company’s interest expense is driven by the interest rate payable on its short-term credit facilities with banks, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable.  As a result of amendments to the credit facilities and senior secured notes, the Company’s cost of funds increased during the first nine months of 2002, and decreased thereafter.  As noted below, the amendments entered into during 2002 to the credit facilities and senior secured notes involved changes, and in some cases increases, to the interest rates payable thereunder.  In addition, during events of default, the interest rate on the loans is increased by 2 percentage points.  See the table on page 25 for the average cost of borrowed funds.  The September 13, 2002 amendments repriced the bank loans to 5.25% for the Company and 4.75% for MFC, and repriced MFC’s senior secured notes to 8.85%.  In addition to the interest rate charges, $14,550,000 has been incurred through March 31, 2003 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which $29,000 was expensed as part of costs of debt extinguishment during the three months ended March 31, 2003, $1,115,000 and $402,000 was expensed as part of interest expense during the three months ended March 31, 2003 and 2002, respectively, and $173,000 was expensed as part of professional fees during the three months ended March 31, 2002.  The balance of $2,041,000, which relates solely to the Trust’s new line of credit with Merrill Lynch, will be charged to interest expense over the remaining term of the line of credit.

          During the 2002 third quarter, the Trust closed a $250,000,000 line of credit with Merrill Lynch for lending on medallion loans, which was priced at LIBOR plus 1.50%, excluding fees and other costs.  All of the draws on this line were paid to MFC for medallion loans purchased, and were used by MFC to repay higher priced debt with the banks and noteholders, and to purchase loans for the Trust from participants and affiliates.

          The Company’s cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding.  See Note 4 to the consolidated financial statements for details on the terms of all debt outstanding.  The Company’s debentures issued to the SBA typically have terms of ten years.

          The Company measures its borrowing costs as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period.  The following table shows the average borrowings and related borrowing costs for the three months ended March 31, 2003 and 2002.  Average balances have declined from a year ago, primarily reflecting the sale or participation of loans to other financial institutions, reductions in the level of loan originations, and the usage of operating cash flow to raise capital for debt reductions and other corporate purposes.  The decline in borrowing costs reflected the utilization of the lower cost revolving line of credit with Merrill Lynch, and the trend of declining interest rates in the economy, partially offset by higher cost bank debt and related renewal expenses, and additional long-term SBA debt also at higher rates.

	Interest Expense	Average Balance	Average of Cost of Borrowed Funds

March 31, 2003
Floating rate borrowings (1)	$2,197,000	$180,364,000	4.94%
Fixed rate borrowings	1,098,000	67,845,000	6.57

Total (1)	$3,295,000	$248,209,000	5.38%

March 31, 2002
Floating rate borrowings	$4,896,000	$269,717,000	7.36%
Fixed rate borrowings	861,000	48,345,000	7.22

Total	$5,757,000	$318,062,000	7.34

(1)

Included in interest expense in the 2003 first quarter was $538,000 of interest reversals.  Adjusted for this amount, the floating rate borrowings average cost of borrowed funds and the total average cost of borrowed funds were 6.14% and 6.57%, respectively.

          The Company will continue to seek SBA funding to the extent it offers attractive rates.  SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur.  The Company uses SBA funding to fund loans that qualify under the Small Business Investment Act of 1958 (SBIC) and SBA regulations.  The Company believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain hedging strategies.  At March 31, 2003, and December 31, 2002 and March 31, 2002, short-term LIBOR-based debt, constituted 72%, 72%, and 73% of total debt, respectively.

Taxicab Advertising

          In addition to its finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994.  Media’s revenue is affected by the number of taxicab rooftop advertising displays currently showing advertisements, and the rate charged customers for those displays.  At March 31, 2003, Media had approximately 9,400 installed displays in the United States.  The Company expects that Media will continue to expand its operations by entering new markets on its own or through acquisition of existing taxicab rooftop advertising companies.  Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company’s operations because SEC regulations prohibit the consolidation of non-investment companies with investment companies.

          Beginning in late 2001, Media’s operations became constrained by a very difficult advertising environment compounded by the rapid expansion of tops inventory that occurred during 1999 and 2000.  Media began to recognize losses as growth in operating expenses exceeded growth in revenue.  Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations.  Media’s growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from the general economic downturn.  Media has developed an operating plan to fund only necessary operations out of available cash flow and intercompany borrowings, and to escalate its sales activities to generate new revenues.  Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historical levels.

          Also in 2001 was a $1,350,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes, of which $656,000 was reversed in the 2002 first quarter as a result of changes in the tax laws.  During 2001, primarily as a result of expansion into numerous cities and the lag associated with selling those taxi tops, Media began to incur losses for both financial reporting and tax purposes, indicating that this deferred tax asset now represented a receivable or refund from the tax authorities for those taxes previously paid.  However, due to statutory limitations in 2001 on Media’s ability to carry these tax losses back more than two years, and the uncertainties concerning the level of Media’s taxable income in the future, Media determined to reserve against the receivable.  In March 2002, Congress passed and the President signed an economic stimulus bill that among its provisions included a carryback provision for five years.  As a result, Media carried back an additional $656,000 in the 2002 first quarter and retains a net operating loss carryforward of $6,078,000.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

          You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended March 31, 2003 and 2002.

	Three months ended March 31,

Dollars in thousands, except per share data	2003	2002

Statement of operations
Investment income	$6,528	$9,779
Interest expense	3,295	5,757

Net interest income	3,233	4,022
Noninterest income	1,310	1,221
Operating expenses	4,238	5,004

Net investment income	305	239
Net realized losses on investments	(562)	(700)
Net changes in unrealized appreciation (depreciation) on investments (1)	697	(948)
Income tax provision	10	—

Net increase (decrease) in net assets resulting from operations	$430	$(1,409)

Per share data
Net investment income	$0.02	$0.01
Realized loss on investments	(0.03)	(0.04)
Net unrealized appreciation (depreciation) on investments	0.03	(0.05)

Net increase (decrease) in net assets resulting from operations	$0.02	$(0.08)

Dividends declared per share	$0.01	—

Weighted average common shares outstanding
Basic	18,242,728	18,242,035
Diluted	18,248,118	18,242,035

	March 31, 2003	December 31, 2002

Balance sheet data
Net investments	$353,495	$356,246
Total assets	414,080	425,288
Total borrowed funds	240,437	250,767
Total liabilities	251,786	263,423
Total shareholders’ equity	162,295	161,865

	Three months ended March 31,

Dollars in thousands	2003	2002

Selected financial ratios and other data
Return on average assets (ROA) (2)
Net investment income	0.29%	0.19%
Net increase (decrease) in net assets resulting from operations	0.41	(1.14)
Return on average equity (ROE) (3)
Net investment income	0.77	0.56
Net increase (decrease) in net assets resulting from operations	1.08%	(3.28)%

Weighted average yields	7.33%	8.78%
Weighted average cost of funds	3.70	5.16

Net interest margin (4)	3.63	3.62
Noninterest income ratio (5)	1.47	1.10
Operating expense ratio (6)	4.76%	4.49%

As a percentage of net investments
Medallion loans	65%	59%
Commercial loans	32%	39%
Equity investments	3	2

Investments to assets (7)	85%	84%
Equity to assets (8)	39	41
Debt to equity (9)	148	144

(1)

Change in unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of the Company’s investments, including the results of operations for Media.

(2)	ROA represents the net investment income or net increase (decrease) in net assets resulting from operations, for the period indicated, divided by average total assets.
(3)	ROE represents the net investment income or net increase (decrease) in net assets resulting from operations, for the period indicated, divided by average shareholders’ equity.
(4)	Net interest margin represents net interest income for the period divided by average interest earning assets.
(5)	Noninterest income ratio represents noninterest income for the period indicated divided by average interest earning assets.
(6)	Operating expense ratio represents operating expenses for the period divided by average interest earning assets.
(7)	Represents net investments divided by total assets.
(8)	Represents total shareholders’ equity divided by total assets.
(9)	Represents total borrowed funds divided by total shareholders’ equity.

Consolidated Results of Operations

          2003 First Quarter compared to 2002 First Quarter

          Net increase in net assets resulting from operations was $430,000 or $0.02 per diluted common share in the 2003 first quarter, up $1,839,000 from a loss of $1,409,000 or $0.08 per share in the 2002 first quarter, primarily reflecting appreciation on investments and lower operating expenses, partially offset by reduced net interest income.  Net investment income was $305,000 in the 2003 quarter, up $66,000 or 28% from $239,000 in the year ago quarter.  Net investment income per share was $0.02 in the quarter, compared to $0.01 in the 2002 quarter.

          Investment income was $6,528,000 in the first quarter, down $3,251,000 or 33% from $9,779,000 a year ago, reflecting both the drop in yield and average total investments.  The yield on the investment portfolio was 7.33% in the quarter, down 17% from a yield of 8.78% in the year ago quarter, reflecting the reduced market interest rates compared to a year ago, and a higher level of nonaccrual loans.  Average investments outstanding were $361,149,000, down 22% from $461,660,000 a year ago.

          Medallion loans were $230,097,000 at quarter end, down $3,215,000 or 1% from $233,312,000 a year ago, representing 66% of the investment portfolio compared to 53% in 2002, and were yielding 7.34% compared to 8.56% a year ago.  The decreases primarily reflected the reclassification of certain Chicago loans to owned medallions, partially offset by increases in New York and other markets.  As medallion loans renewed during the year, they were repriced at generally lower current market rates.  The commercial loan portfolio was $114,412,000 at quarter end, compared to $197,513,000 a year ago, a decrease of $83,101,000 or 42%, and represented 34% of the investment portfolio compared to 47% in 2002.  Commercial loans yielded 9.32% at quarter end, compared to 9.69% a year ago.  The decrease in commercial loans occurred in all business lines, especially the asset-based lending and SBA Section 7(a) businesses.  In general, the decreases in the loan portfolios were a result of the banks and senior noteholders requiring the Company to reduce the level of outstandings in the revolving lines of credit and senior notes.  See page 21 for a table which shows loan balances and portfolio yields by type of loan.

          Interest expense was $3,295,000 in the quarter, down $2,462,000 or 43% from $5,757,000 in the year ago quarter.  Included in interest expense in the 2003 quarter was $538,000 of interest reversals.  Excluding this amount, interest expense in the first quarter would have been $3,833,000, down $1,924,000 or 33% from a year ago.  The decrease was due both to lower average debt outstanding and lower borrowing costs.  The cost of funds was 5.38% in the quarter (6.27% excluding the interest reversals), compared to 7.33% a year ago.  The drop is primarily attributable to the increased utilization of the lower cost MLB medallion lending line compared to the higher priced bank and noteholder debt that resulted from amendments entered into in late 2001 and early 2002.  Average debt outstanding in the quarter was $248,209,000, compared to $318,062,000 a year ago, a decrease of 22%.  Approximately 72% of the Companys debt was short-term and floating or adjustable rate in 2003, compared to 70% in 2002. See page 25 for a table which shows average balances and cost of funds for the Company’s funding sources.

          Net interest income was $3,233,000, and the net interest margin was 3.63% for the 2003 quarter, down $789,000 or 20% from $4,022,000 or 3.62% in the 2002 quarter, primarily reflecting the decreases in yields and balances in the loan portfolio, partially offset by lower borrowing costs associated with reduced levels of borrowings at lower rates of interest.  Adjusted for the impact of the $538,000 interest expense reversal, the net interest margin was 3.02% in the 2003 quarter.

          Noninterest income was $1,310,000 in the quarter, up $89,000 or 7% from $1,221,000 in the year ago quarter.  Gains on the sale of loans were $189,000 in the quarter, down $141,000 or 43% from $330,000 in the 2002 first quarter, primarily reflecting the reduced level of sales activity, partially offset by higher premiums received from buyers.  During 2003, $2,098,000 of loans were sold under the SBA program, compared to $5,460,000 in 2002, a decline of 62%.  Other income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was $1,121,000 in the quarter, compared to $891,000 in the year ago quarter.  Included in the 2003 quarter was $300,000 related to reversing a portion of the servicing asset impairment reserve which was no longer required due to improved prepayment patterns in the servicing asset pools.  The decrease in other income excluding that amount reflected a reduced level of fees from a smaller investment portfolio.

          Operating expenses were $4,238,000 in the 2003 first quarter, down $766,000 or 15% from $5,004,000 a year ago.  Salaries and benefits expense was $2,434,000 in the quarter, down $89,000 or 4% from $2,345,000 a year ago, primarily reflecting headcount reductions partially offset by increased salary-related expenses associated with the organization costs connected with Medallion Bank.  Professional fees were $120,000 in the quarter, down $773,000 or 87% from $893,000 in the 2002 quarter, primarily reflecting sharply reduced legal and accounting fees in the quarter as a result of new accounting and legal counsel relationships and efficiencies, compared to substantially higher levels in the 2002 quarter, which also included consultant costs related to debt negotiations.  Other operating expenses of $1,684,000 in 2003 were down $82,000 or 5% from $1,766,000 in 2002, reflecting Company efforts to reduce expenses, partially offset by higher loan collections, rent, and insurance expense.

          Net unrealized appreciation on investments was $697,000 in 2003, compared to depreciation of $948,000 in 2002.  Net unrealized appreciation on investments net of Media was $2,157,000, compared to $565,000 a year ago, an increase of $1,592,000.  Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio.  When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components.  As a result, movement between periods can appear distorted.  The 2003 activity resulted from the increase in valuation of equity investments of $1,536,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $524,000, and by net unrealized appreciation on loans and equities of $126,000, partially offset by net unrealized depreciation of $29,000 on foreclosed property.  The 2002 activity resulted from the increase in valuation of equity investments of $758,000, and by the reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $696,000, partially offset by unrealized depreciation of $890,000, reflecting the recessionary impact on borrower operations and collateral values.

          Also included in unrealized appreciation (depreciation) on investments were the net losses of the Media division of the Company.  Media generated a net loss of $1,461,000 in 2003, an improvement of $53,000 compared to a net loss of $1,514,000 in 2002.  Included in 2002 was a $656,000 tax benefit to reverse a portion of the $1,350,000 charge taken in 2001 to establish a reserve against the realizability of deferred tax benefits previously recorded due to changes in Media’s tax situation and the greater costs associated with the rapid increase in tops under contract and cities serviced, which outpaced the increase in revenue.  The reversal resulted from the change in the tax law allowing for an additional two year carryback of net operating losses.  Adjusted for the tax items, Media lost $2,158,000 in 2002.  The improvement in 2003 primarily reflected cost cutting efforts to reduce fleet costs and other operating expenses.  The overall net loss position is primarily a result of decreased revenue, which continued to be impacted by the general economic downturn, partially offset by reduced fleet costs which declined at a slower rate than revenue as fleet contracts were renegotiated.  Advertising revenues were $1,267,000 in 2003, down $153,000 or 11% from $1,420,000 in 2002.  Vehicles under contract in the U.S. were 9,400, down 900 or 9% from 10,300 a year ago, primarily reflecting efforts to reduce fleet costs.  Media’s results also included losses of $231,000 and $201,000 for 2003 and 2002, respectively, related to foreign operations (4,900 tops/racks under contract), which are suffering from the same slowdown in advertising that is hurting the US market.

          The Company’s net realized loss on investments was $562,000 in 2003, compared to $700,000 for 2002, reflecting the above, and net direct chargeoffs of $38,000 in 2003 and $4,000 in 2002.

          The Company’s net realized/unrealized gain on investments was $135,000 in 2003, compared to a loss of $1,648,000 for 2002, reflecting the above.

ASSET/LIABILITY MANAGEMENT

          Interest Rate Sensitivity

          The Company, like other financial institutions, is subject to interest rate risk to the extent its interest-earning assets (consisting of medallion loans and commercial loans) reprice on a different basis over time in comparison to its interest-bearing liabilities (consisting primarily of credit facilities with banks and subordinated SBA debentures).

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

          In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures.  The Company had outstanding SBA debentures of $67,845,000 with a weighted average interest rate of 6.81%, constituting 28% of the Company’s total indebtedness as of March 31, 2003.

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

          Total premiums paid under the interest rate cap agreements have been expensed.  There are no unamortized premiums on the balance sheet as of March 31, 2003.  The Company will seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

          Liquidity and Capital Resources

          Our sources of liquidity are the revolving line of credit with MLB, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, and participations or sales of loans to third parties.  As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we historically have primarily relied upon external sources of funds to finance growth.  In September 2002, the Trust entered into a $250,000,000 revolving line of credit with Merrill Lynch Bank USA for the purpose of funding medallion loans acquired from MFC and others.  At March 31, 2003, $88,729,000 of this line was available for future use.  In May 2001, the Company applied for and received $72,000,000 of additional funding with the SBA ($111,700,000 to be committed by the SBA in total), subject to the infusion of additional equity capital into the respective subsidiaries.  At March 31, 2003, $24,215,000 of this commitment is still available.  Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits.

          The components of our debt were as follows at March 31, 2003:

	Balance	Percentage	Rate (1)

Revolving line of credit	$161,271,000	67%	2.95%
SBA debentures	67,845,000	28	6.81
Notes payable to banks	11,237,000	5	4.75
Senior secured notes	84,000	0	9.35

Total outstanding debt	$240,437,000	100%	4.13

     (1)     Weighted average contractual rate as of March 31, 2003.

          Subsequent to March 31, 2003, the Company paid down its notes payable to banks and senior notes to less than $50,000, and was in the process of obtaining final payoff letters to satisfy all remaining amounts outstanding.  See Notes 4 and 5 to the consolidated financial statements for additional information about our borrowing sources.

          The Company values its portfolio at fair value as determined in good faith by management and approved by the Board of Directors in accordance with the Company’s valuation policy.  Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses.  Instead, the Company must value each individual investment and portfolio loan on a quarterly basis.  The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely.  The Company records unrealized appreciation on equities if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, the Company’s security has also appreciated in value.  Without a readily ascertainable market value, the estimated value of the Company’s portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments.  The Company adjusts the valuation of the portfolio quarterly to reflect management’s estimate of the current fair value of each investment in the portfolio.  Any changes in estimated fair value are recorded in the Company’s statement of operations as net unrealized appreciation (depreciation) on investments.  The Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value.  The Company uses Media’s actual results of operations as the best estimate of changes in fair value and records the result as a component of unrealized appreciation (depreciation) on investments.

          In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments.  In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments.  Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds.  As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income.  In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains.  We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities.  Our long-term fixed-rate investments are financed primarily with short term floating rate debt, and to a lesser extent with long-term fixed-rate debt.  We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.  The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense.  Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net increase (decrease) in assets by approximately $200,000 for 2003.  Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase (decrease) in assets in a particular quarter or for the year taken as a whole.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

          The Company continues to work with investment banking firms and other financial intermediaries to investigate the viability of a number of other financing options which include, among others, the sale or spin off certain assets or divisions, the development of a securitization conduit program and other independent financing for certain subsidiaries or asset classes.  These financing options would also provide additional sources of funds for both external expansion and continuation of internal growth.

          The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2003.

(Dollars in thousands)	The Company	MFC	BLL	MCI	MBC	FSVC	Total	December 31, 2002

Cash	$5,868	$6,683	$1,580	$3,984	$3,142	$9,469	$30,726	$35,369
Bank loans (1)
Amounts outstanding	10,835	402					11,237	48,018
Average interest rate	4.75%	4.75%					4.75%	4.83%
Maturity	8/03	8/03					8/03	8/03
Lines of Credit (2)		250,000					250,000	250,000
Amounts undisbursed		88,729					88,729	117,410
Amounts outstanding		161,271					161,271	132,590
Average interest rate		2.95%					2.95%	3.11%
Maturity		9/03					9/03	9/03
SBA debentures (3)				46,500		45,560	92,060	92,060
Amounts undisbursed				21,000		3,215	24,215	24,215
Amounts outstanding				25,500		42,345	67,845	67,845
Average interest rate				7.31%		6.52%	6.81%	6.24%
Maturity				3/06-3/12		6/05-3/13	6/05-3/13	6/05-3/13
Senior secured notes (1)		84					84	2,314
Average interest rate		9.35%					9.35%	8.85%
Maturity		8/03					8/03	8/03

Total cash and remaining amounts undisbursed under credit facilities	$5,868	$95,412	$1,580	$24,984	$3,142	$12,684	$143,670	$176,994

Total debt outstanding	$10,835	$161,757	$—	$25,500	$—	$42,345	$240,437	$250,767

(1)	The bank loans and senior secured notes have been renewed in a term debt agreement maturing August 31, 2003. There are fixed amortization requirements each month.
(2)	New line of credit with Merrill Lynch for medallion lending.
(3)	The remaining amounts under the approved commitment from the SBA may be drawn down through May 2006, upon submission of a request for funding by the Company and its subsequent acceptance by the SBA.

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

          Furthermore, the Company has submitted an application to receive a bank charter for an Industrial Loan Corporation (ILC) to be headquartered in Salt Lake City, Utah, which if granted, would permit the Company to receive deposits insured by the Federal Deposit Insurance Corporation.  The Company has held meetings with the relevant regulatory bodies in connection with such an application.  There can be no assurance that such financings will be obtained or that any application related to a bank charter will be approved.  The Company believes that its credit facilities with MLB and the SBA, and cash flow from operations (after distributions to shareholders) will be adequate to fund the continuing operations of the Company’s loan portfolio and advertising business.

          Media funds its operations through internal cash flow and inter-company debt.  Media is not a RIC and, therefore, is able to retain earnings to finance growth.  Media’s growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from the general economic downturn.  Media has developed an operating plan to fund only necessary operations out of available cash flow and intercompany borrowings, and to escalate its sales activities to generate new revenues.  Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such times as business returns to historical levels.

          Recently Issued Accounting Standards

          In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123.  In addition, the statement mandates certain interim disclosures that are incremental to those required by Statement No. 123.  The Company will continue to account for stock-based compensation in accordance with APB No. 25.  As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations.  The Company adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

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

          In April, 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement updates, clarifies, and simplifies existing accounting pronouncements, including the criteria used to classify gains and losses from extinguishment of debt.  The Company adopted this standard in the 2002 second quarter in its accounting for extinguishment of debt.

          In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually, effective for fiscal years beginning after December 15, 2001.

          The Company adopted these standards effective January 1, 2002, and has determined there is no financial statement impact of adoption.  At March 31, 2003, the Company had $5,008,000 of goodwill on its consolidated balance sheet and $2,082,000 recorded on the balance sheet of Media, its wholly-owned subsidiary, that will be subject to the asset impairment review required by SFAS 142.

          Common Stock

          Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.”  Our common stock commenced trading on May 23, 1996.  As of May 12, 2003, there were approximately 125 holders of record of the Company’s common stock.

          On May 12, 2003, the last reported sale price of our common stock was $5.90 per share.  Historically, our common stock has traded at a premium to net asset value per share, and although there can be no assurance, the Company anticipates that its stock will again trade at a premium in the future.

          The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s common stock on the Nasdaq National Market.

	HIGH	LOW

2003
First Quarter	$4.82	$3.19

2002
Fourth Quarter	$5.17	$3.90
Third Quarter	5.20	3.02
Second Quarter	7.20	3.64
First Quarter	9.20	7.77

          We have distributed and currently intend (assuming we re-qualify as a RIC in 2003 and beyond) to distribute at least 90% of our investment company taxable income to our stockholders.  Distributions of our income are generally required to be made within the calendar year the income was earned if we are to maintain RIC status; however, in certain circumstances distributions can be made up to a full calendar year after the income has been earned.  Our investment company taxable income includes, among other things, dividends and interest reduced by deductible expenses.  Our ability to make dividend payments is restricted by certain asset coverage requirements under the 1940 Act and has been dependent upon maintenance of our status as a RIC under the Code in the past.  Our ability to make dividend payments is further restricted by certain financial covenants contained in our credit agreements, which require paydowns on amounts outstanding if dividends exceed certain amounts, by SBA regulations, and under the terms of the SBA debentures.  There can be no assurances, however, that we will have sufficient earnings to pay such dividends in the future.

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

          As a RIC, we are required to distribute at least 90% of our investment company taxable income.  Consequently, we historically have primarily relied upon external sources of funds to finance growth.  At March 31, 2003, we had $88,729,000 available under the Company’s revolving line of credit with MLB and $24,215,000 available under outstanding commitments from the SBA.

          We may have difficulty raising capital to finance our planned level of lending operations.

          Although the Company has demonstrated an ability to meet significant debt amortization requirements in the last 18 months, and has several refinancing options in progress and under consideration, there can no assurance that additional funding sources to meet amortization requirements or future growth targets will be successfully obtained.  See the additional discussion related to the credit facilities and note agreements in the Liquidity and Capital Resources section on page 31.

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

          The Company’s BLL subsidiary has been operating under an agreement with the State of Connecticut to, among other things, improve BLL’s liquidity and capital ratios, correct certain operational weaknesses, improve the quality of assets, and increase the level of valuation allowances, the latter of which has already been reflected in these financial statements.  The Board of Directors of BLL has entered into an agreement to address these areas of concern, which are similar to those in previous reports.  There can be no assurance that BLL will be able to fully comply with its provisions.  BLL has historically represented less than 1% of the profits of the Company.

          If we are unable to continue to diversify geographically, our business may be adversely affected if the New York taxicab industry experience a sustained economic downturn.

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

          The current economic downturn has resulted in certain of our commercial loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us.  If the economic downturn continues, the level of delinquencies, defaults, and loan losses in commercial loan portfolio could increase.  The terrorist attack on New York City on September 11, 2001 and a general economic downturn have affected our revenues by increasing loan delinquencies and non-performing loans, increasing prepayments, stressing collateral value, and decreasing taxi advertising.  Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at March 31, 2003 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statement.

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

          By their nature, corporate acquisitions entail certain risks, including those relating to undisclosed liabilities, the entry into new markets, and personnel matters.  We may have difficulty integrating acquired operations or managing problems due to sudden increases in the size of our loan portfolio.  In such instances, we might be required to modify our operating systems and procedures, hire additional staff, obtain and integrate new equipment, and complete other tasks appropriate for the assimilation of new business activities.  There can be no assurance that we would be successful, if and when necessary, in minimizing these inherent risks or in establishing systems and procedures which will enable us to effectively achieve our desired results in respect of any of these or any future acquisitions.

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

          Considering these factors, we have determined that the fair value of our portfolio, excluding one large publicly traded appreciated portfolio investment, is below its cost basis.  At March 31, 2003, our net unrealized depreciation on investments excluding this investment was approximately $6,289,000.  Based upon current market conditions and current loan-to-value ratios, our Board of Directors believes that the net unrealized depreciation of investments is adequate to reflect the fair value of the portfolio.

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

          A significant portion of our taxicab advertising and loan revenue is derived from loans collateralized by New York City taxicab medallions.  According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10% each year.  However, for sustained periods during that time, taxicab medallions have declined in value.  During the quarter, the value of New York City taxicab medallions has increased by approximately 4% for individual medallions and decreased less than 1% for corporate medallions.

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

          As noted above, we did not qualify as a RIC in 2002.  If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period.  Absent such special election, any gain we recognize would be deemed distributed to our stockholders as a taxable distribution.  Prior to 2002, we (along with some of our subsidiaries) qualified as RICs under the Code.  As RICs, we generally were not subject to federal income tax on investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) distributed to our shareholders.  If we or those of our subsidiaries that were also RICs fail to qualify as RICs in 2003 or beyond, our respective income would become fully taxable and a substantial reduction in the amount of income available for distribution to us and to our shareholders could result.

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

          The fair value of the collateral appreciation participation loan portfolio at March 31, 2003 was $2,995,000, which represented approximately 1% of the total investment portfolio, and the owned medallion portion was $5,900,000 or 1% of total assets.  We will continue to monitor the levels of these asset types in conjunction with the diversification tests, assuming we re-qualify for RIC status.

          Our past use of Arthur Andersen LLP as our independent auditors may pose risks to us and also limit your ability to seek potential recoveries from them related to their work.

          Effective July 29, 2002, the Company dismissed its independent auditors, Arthur Andersen LLP (Andersen), in view of recent developments involving Andersen, and engaged PricewaterhouseCoopers LLP to serve as the Company’s independent public accountants and to audit the financial statements for the year ended December 31, 2002.

          As a public company, we are required to file periodic financial statements with the SEC that have been audited or reviewed by an independent accountant.  As our former independent auditors, Andersen provided a report on our consolidated financial statements as of and for each of the five fiscal years in the period ended December 31, 2001.  SEC rules require us to obtain Andersen’s consent to the inclusion of its audit report in our public filings.  However, Andersen was indicted and found guilty of federal obstruction of justice charges, and has informed the Company that it is no longer able to provide such consent as a result of the departure from Andersen of the former partner and manager responsible for audit report.  Under these circumstances, Rule 437A under the Securities Act of 1933, as amended, permits the Company to incorporate the audit report and the audited financial statements without obtaining the consent of Andersen.

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

           ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

          None.

           ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

           ITEM 5. OTHER INFORMATION

          None.

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (A)     EXHIBITS

Number	Description

99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

IMPORTANT INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

          The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-Q and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-Q will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-Q should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. The inclusion of the forward-looking statements contained in this Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-Q will be achieved. In light of the foregoing, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q, annual reports on Form 10-K, and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange of Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date: May 14, 2003

By:	/s/ ALVIN MURSTEIN	By:	/s/ JAMES E. JACK	By:	/s/ LARRY D. HALL

	Alvin Murstein Chairman and Chief Executive Officer		James E. Jack Executive Vice President and Chief Financial Officer Signing on behalf of the registrant as principal financial officer.		Larry D. Hall Senior Vice President and Chief Accounting Officer Signing on behalf of the registrant as principal accounting officer.

CERTIFICATIONS

I, Alvin Murstein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Medallion Financial Corp.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5

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

Date: May 14, 2003

By:	/s/ ALVIN MURSTEIN

Alvin Murstein Chairman and Chief Executive Officer

I, James E. Jack, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Medallion Financial Corp.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

Date: May 14, 2003

By:	/s/ JAMES E. JACK

James E. Jack Executive Vice President and Chief Financial Officer