Form 10-Q
period 2003-06-30
MEDALLION FINANCIAL CORP
filed 2003-08-08
CIK 1000209

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 7, 2003 was 18,242,728.

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

          The financial information is divided into two sections.  The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2003.

          The consolidated balance sheet of the Company as of June 30, 2003, the related consolidated statements of operations for the three and six months ended June 30, 2003, and the consolidated statement of cash flows for the six months ended June 30, 2003 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to summarize fairly the Company’s financial position and results of operations.  The results of operations for the three and six months ended June 30, 2003 or for any other interim period may not be indicative of future performance.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

MEDALLION FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Interest and dividend income on investments	$6,421,811	$8,407,990	$12,883,004	$18,083,366
Interest income on short-term investments	46,286	114,500	113,378	218,034

Total investment income	6,468,097	8,522,490	12,996,382	18,301,400

Interest on floating rate borrowings	2,037,425	4,004,767	4,234,204	8,900,062
Interest on fixed rate borrowings	1,160,390	951,832	2,292,783	1,847,124

Total interest expense	3,197,815	4,956,599	6,526,987	10,747,186

Net interest income	3,270,282	3,565,891	6,469,395	7,554,214

Gains on sales of loans	526,769	258,591	715,699	588,219
Other income	739,232	2,091,327	1,860,346	2,982,673

Total noninterest income	1,266,001	2,349,918	2,576,045	3,570,892
Salaries and benefits	2,438,868	2,393,003	4,873,256	4,737,847
Professional fees	268,346	623,291	388,325	1,516,528
Cost of debt extinguishment	(88,616)	3,101,783	(59,755)	3,101,783
Other operating expenses	1,605,998	1,620,762	3,226,846	3,353,209

Total operating expenses	4,224,596	7,738,839	8,428,672	12,709,367

Net investment income (loss)	311,687	(1,823,030)	616,768	(1,584,261)

Net realized gains (losses) on investments	8,214,032	(3,369,637)	7,652,467	(4,069,270)
Net change in unrealized appreciation (depreciation) on investments	(7,761,295)	2,185,449	(7,064,792)	1,237,486

Net realized/unrealized gain (loss) on investments	452,737	(1,184,188)	587,675	(2,831,784)
Income tax provision	9,304	—	19,303	—

Net increase (decrease) in net assets resulting from operations	$755,120	$(3,007,218)	$1,185,140	$(4,416,045)

Net increase (decrease) in net assets resulting from operations per share
Basic	$0.04	$(0.16)	$0.06	$(0.24)
Diluted	0.04	(0.16)	0.06	(0.24)

Weighted average common shares outstanding
Basic	18,242,728	18,242,728	18,242,728	18,242,728
Diluted	18,378,685	18,242,728	18,283,919	18,242,728

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2003	December 31, 2002

Assets
Medallion loans	$266,065,935	$210,475,921
Commercial loans	105,765,794	138,360,895
Equity investments	5,344,676	7,409,628

Net investments ($218,383,000 at June 30, 2003 and $244,370,000 at December 31, 2002 pledged as collateral under borrowing arrangements)	377,176,405	356,246,444
Investment in and loans to Media	3,756,578	4,505,356

Total investments	380,932,983	360,751,800

Cash ($1,050,000 in 2003 and 2002 restricted as to use by lender)	23,395,703	35,369,285
Accrued interest receivable	2,166,230	2,546,101
Servicing fee receivable	2,949,228	2,838,417
Fixed assets, net	1,374,298	1,551,781
Goodwill, net	5,007,583	5,007,583
Other assets, net	13,275,944	17,222,825

Total assets	$429,101,969	$425,287,792

Liabilities
Accounts payable and accrued expenses	$6,311,500	$7,066,118
Accrued interest payable	1,387,023	5,589,754
Floating rate borrowings	200,481,255	182,922,241
Fixed rate borrowings	58,055,000	67,845,000

Total liabilities	266,234,778	263,423,113

Shareholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 18,242,728 shares outstanding at June 30, 2003 and December 31, 2002)	182,427	182,427
Capital in excess of par value	173,693,157	173,449,716
Accumulated net investment losses	(11,008,393)	(11,767,464)

Total shareholders’ equity	162,867,191	161,864,679

Total liabilities and shareholders’ equity	$429,101,969	$425,287,792

Number of common shares	18,242,728	18,242,728
Net asset value per share	$8.93	$8.87

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$1,185,140	$(4,416,045)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	319,633	300,887
Amortization of origination costs	595,724	800,830
Increase in unrealized (appreciation) depreciation on investments	4,790,071	(3,480,750)
Net realized (gains) losses on investments	(7,652,467)	4,069,270
Net realized gains on sales of loans	(715,699)	(588,219)
Increase in unrealized depreciation on Media	2,274,721	2,243,264
Decrease in accrued interest receivable	379,871	60,702
(Increase) decrease in servicing fee receivable	(110,811)	401,241
(Increase) decrease in other assets	526,205	(818,861)
Decrease in accounts payable and accrued expenses	(754,620)	(1,793,361)
Increase (decrease) in accrued interest payable	(4,202,731)	821,797

Net cash used in operating activities	(3,364,963)	(2,399,245)

CASH FLOWS FROM INVESTING ACTIVITIES
Originations of investments	(137,968,993)	(62,834,599)
Proceeds from sales and maturities of investments	123,440,851	116,597,660
Investment in and loans to Media, net	(1,525,943)	(1,331,125)
Capital expenditures	(140,919)	(115,639)

Net cash provided by (used in) investing activities	(16,195,004)	52,316,297

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from floating rate borrowings	111,204,423	—
Repayments of floating rate borrowings	(93,645,409)	(53,763,125)
Proceeds from (repayments of) fixed rate borrowings	(9,790,000)	9,000,000
Payments of declared dividends to current stockholders	(182,629)	(1,643,656)

Net cash provided by (used in) financing activities	7,586,385	(46,406,781)

NET INCREASE (DECREASE) IN CASH	(11,973,582)	3,510,271
CASH, beginning of period	35,369,285	25,409,058

CASH, end of period	$23,395,703	$28,919,329

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$8,299,010	$8,739,222
Non-cash investing activities-net transfers from other assets	3,101,867	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

          Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation.  The Company has elected to be regulated as a Business Development Company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act).  The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans.  As an adjunct to the Company’s finance business, the Company operates a taxicab rooftop advertising business, Medallion Taxi Media, Inc. (Media), which includes a small operating subsidiary in Japan. (See Note 3)

          The Company also conducts its business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) section 7(a) program; Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), which operates a mezzanine financing business; and Freshstart Venture Capital Corp. (FSVC), a SBIC which originates and services taxicab medallion and commercial loans.

          In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others.  The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders.  The assets of the Trust are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust.  The Trust’s loans are serviced by MFC.  In June 2003, MFC established several wholly-owned subsidiaries who, along with an existing subsidiary (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions which are leased to a fleet operator while being held for long-term appreciation in value.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Use of Estimates

          The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practices in the investment company industry.  The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reporting and disclosure of assets and liabilities, including those that are of a contingent nature, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

          Investment Valuation

          The Company’s loans, net of participations and any unearned discount, are considered investments under the 1940 Act and are recorded at fair value.  Loans are valued at cost less unrealized depreciation.  Since no ready market exists for these loans, the fair value is determined in good faith by management and approved by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities.

          Investments in equity securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively.  The fair value of investments that have no ready market is determined in good faith by management and approved by the Board of Directors based upon an analysis of the assets and revenues of the underlying investee companies, as well as general market trends for businesses in the same industry.  Included in equity investments at June 30, 2003 are marketable and non-marketable securities of approximately $4,336,000 and $1,009,000, respectively.  At December 31, 2002, the respective balances were approximately $592,000 and $6,818,000.  Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

          The Company’s investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons.  Approximately 71% and 59% of the Company’s investment portfolio at June 30, 2003 and December 31, 2002 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 83% were in New York City in both periods.  These loans are collateralized by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners.  A portion of the Company’s portfolio represents loans to various commercial enterprises, including finance companies, wholesalers, restaurants, and real estate.  These loans are collateralized by various receivables, equipment, and/or real estate, and are generally guaranteed by the owners, and in certain cases, by the equipment dealers.  These loans are made primarily in the metropolitan New York City area.  The remaining portion of the Company’s portfolio is from the origination of loans guaranteed by the SBA under its Section 7(a) program, less the sold guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the US Congress.

          Collateral Appreciation Participation Loans

          During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by 500 Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions.  In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios, and was entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral.  During 2003 and 2002, $0 additional interest income was recorded.  During 2002, 400 of the medallions were returned to the Company in lieu of repayment of the loans.  As a result, $8,000,000 of these loans were carried in other assets, and $950,000 was carried in medallion loans, in total representing 2% of the Company’s assets.  In addition, the borrower had not paid interest due of $1,265,000.  Subsequently, the Company reached agreement to sell 300 of the 400 medallions to a new borrower at book value upon the transfer of the ownership of the medallion licenses by the City of Chicago, and 240 medallions for $4,760,000 had been reclassified back to medallion loans through June 30, 2003, reflecting the transfers to date.  The Company also reached an agreement on a term payout of the interest due with the original borrower, which is carried on nonaccrual although payments continue to be made.  The remaining 100 medallions have been sold to Medallion Chicago, including the syndicated portion, funded by notes with several banks.  These medallions are being leased to a fleet operator while being held for long-term appreciation in value.  As a regulated investment company, the Company is required to mark-to-market these investments on a quarterly basis, just as it does on all of its other investments.  The Company believes that it has adequately calculated the fair market value of these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices.  The remaining loans for 100 medallions are due in June 2005, but may be prepaid at the borrower’s option beginning in December 2002.  The borrower has indicated its interest in refinancing the transaction, and the Company expects to complete the refinance of the loans during 2003, including the syndicated portion, at the rates and terms prevailing at that time.  However, there can be no assurances that such refinancing will occur.

          Investment Transactions and Income Recognition

          Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2003 and December 31, 2002, net origination costs totaled approximately $1,363,000 and $1,449,000.  Amortization expense was approximately $351,000 and $596,000 for the 2003 second quarter and year-to-date, and was $425,000 and $801,000 for the comparable 2002 periods.

          Interest income is recorded on the accrual basis.  Loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is recognized only when cash is received and not applied against principal amounts outstanding.  At June 30, 2003, December 31, 2002, and June 30, 2002, total nonaccrual loans were $31,670,000, $24,208,000, and $33,539,000.  The cumulative amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $4,789,000, and $4,725,000 as of June 30, 2003 and 2002, respectively, of which $916,000 and $1,550,000 would have been recognized in the three and six months ended June 30, 2003, and $1,238,000 and $1,930,000 would have been recognized in the comparable 2002 periods.

          Loan Sales and Servicing Fee Receivable

          The Company currently accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125” (SFAS 140).  SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  The principal portion of loans serviced for others by the Company was approximately $194,241,000 and $222,269,000 at June 30, 2003 and December 31, 2002.

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

          The estimated net servicing income is based, in part, on management’s estimate of prepayment speeds, including default rates, and accordingly, there can be no assurance of the accuracy of these estimates.  If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and its value will decline; and as a result, servicing income during that and subsequent periods would decline.  If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and servicing income would increase.  The constant prepayment rates utilized by the Company in estimating the lives of the loans depend on the original term of the loan, industry trends, and the Company’s historical data.  During 2001, the Company began to experience an increase in prepayment activity and delinquencies.  These trends continued to worsen during 2001, and as a result the Company revised its prepayment assumptions on certain loan pools to between 25% and 35% from the 15% rate historically used on all pools.  This resulted in $2,171,000 of charges to operations, increasing the reserve for temporary impairment of the servicing fee receivable during 2001.  Since late in 2002, prepayment patterns have slowed.  The Company evaluates the temporary impairment to determine if any such temporary impairment would be considered to be permanent in nature.  The Company determined that $856,000 of the temporary impairment reserve had suffered a permanent loss in value and was now permanent.  Additionally, during the 2003 first quarter, the Company determined that $300,000 of the temporary impairment reserve was no longer warranted due to the above discussed prepayment patterns and consequently, was reversed and recognized as servicing fee income.  The prepayment rate of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers.

          The activity in the reserve for servicing fee receivable follows:

	2003	2002

Balance at December 31,	$2,293,000	$2,376,000
Adjustment to carrying values (1)	856,000	—
Reductions credited to operations	300,000	—

Balance at March 31,	1,137,000	2,376,000
Activity during second quarter	—	—

Balance at June 30,	$1,137,000	$2,376,000

(1)

During the 2003 first quarter, the Company determined that a fully reserved portion of the servicing asset had suffered a permanent loss in value, and accordingly, reduced both the balance of the gross servicing fee receivable and the related reserve by $856,000.  There was no impact on the consolidated statement of income.

          The Company also has the option to sell the unguaranteed portions of loans to third party investors.  The gain or loss on such sales will be calculated in accordance with SFAS No. 140.  The discount related to unguaranteed portions sold would be reversed and the Company would recognize a servicing fee receivable or liability based on servicing fees retained by the Company.  The Company is required to retain at least 5% of the unguaranteed portion of SBA guaranteed loans.  The Company sold unguaranteed portions of loans to third party investors of $3,815,000 during the 2003 second quarter and six months, and $5,442,000 in the 2002 six months.

          Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

          The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio.  Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries.  Unrealized depreciation on net investments (which excludes Media and foreclosed properties) was $5,561,000 as of June 30, 2003, $958,000 as of December 31, 2002, and $4,023,000 as of June 30, 2002.  The Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value.  The Company uses Media’s actual results of operations as the best estimate of changes in its fair value, and records the result as a component of unrealized appreciation (depreciation) on investments.  See Note 3 for the presentation of financial information for Media.

          The table below shows changes in unrealized appreciation (depreciation) on net investments during the 2003 and 2002 first and second quarters.

	Loans	Equity Investments	Total

Balance, December 31, 2002	$(6,997,426)	$6,039,584	$(957,842)
Change in unrealized
Appreciation on investments	—	1,536,220	1,536,220
Depreciation on investments	86,610	39,600	126,210
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	523,640	—	523,640

Balance March 31, 2003	(6,387,176)	7,615,404	1,228,228
Change in unrealized
Appreciation on investments	—	321,407	321,407
Depreciation on investments	(3,752,538)	18,000	(3,734,538)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(11,811)	(3,980,179)	(3,991,990)
Losses on investments	615,791	—	615,791

Balance as of June 30, 2003	$(9,535,734)	$3,974,632	$(5,561,102)

	Loans	Equity Investments	Total

Balance, December 31, 2001	$(9,626,304)	$2,125,252	$(7,501,052)
Change in unrealized
Appreciation on investments	—	757,822	757,822
Depreciation on investments	(890,020)	—	(890,020)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(1,411)	—	(1,411)
Losses on investments	696,536	—	696,536

Balance March 31, 2002	(9,821,199)	2,883,074	(6,938,125)
Change in unrealized
Appreciation on investments	—	569,841	569,841
Depreciation on investments	(922,895)	(66,669)	(989,564)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	3,255,018	80,016	3,335,034

Balance as of June 30, 2002	$(7,489,076)	$3,466,262	$(4,022,814)

(1)	Excludes $158,000, $121,250, and $19,480 of unrealized depreciation on foreclosed properties at June 30, 2003, December 31, 2002, and June 30, 2002.

*

          The table below summarizes components of unrealized/realized gains and losses.

	Three months ended		Six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Increase in net unrealized appreciation (depreciation) on investments
Unrealized appreciation	$321,407	$569,841	$1,857,627	$1,327,663
Unrealized depreciation	(3,734,538)	(989,564)	(3,608,328)	(1,879,584)
Unrealized depreciation on Media	(814,031)	(729,862)	(2,274,721)	(2,243,264)
Realized gains	(3,991,990)	—	(3,991,990)	(1,411)
Realized losses	615,791	3,335,034	1,139,431	4,031,570
Unrealized gains (losses) on foreclosed properties	(157,934)	—	(186,811)	2,512

Total	$(7,761,295)	$2,185,449	$(7,064,792)	$1,237,486

Net realized gains (losses) on investments
Realized gains	$8,847,243	$—	$8,847,243	$1,411
Realized losses	(615,791)	(3,335,034)	(1,139,431)	(4,031,570)
Direct recoveries (charge-offs)	(19,482)	(34,603)	75,424	(39,111)
Realized gains (losses) on foreclosed properties	2,062	—	(130,769)	—

Total	$8,214,032	$(3,369,637)	$7,652,467	$(4,069,270)

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

          Fixed Assets

          Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement.  Depreciation and amortization expense was $158,000, $320,000, $148,000, and $301,000 for the 2003 and 2002 second quarters and six months, respectively.

          Deferred Costs

          Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements.  Amortization expense was $679,000, $1,883,000, $1,970,000, and $3,145,000 for the 2003 and 2002 second quarters and six months.  In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives.  Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period or written off.  The amounts on the balance sheet for all of these purposes were $3,171,000 and $5,135,000 as of June 30, 2003 and December 31, 2002.

          Federal Income Taxes

          Traditionally, the Company and each of its corporate subsidiaries other than Media (the RIC subsidiaries) have elected to be treated for federal income tax purposes as a regulated investment company (RICs) under the Internal Revenue Code of 1986, as amended (the Code).  As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code.  The Company did not qualify to be treated as a RIC for 2002, primarily due to a shortfall of interest and dividend income related to total taxable income caused primarily by losses in MFC and other subsidiaries.  As a result, the Company was treated as a taxable entity in 2002, which had an immaterial effect on the Company’s financial position and results of operations for 2002.  The Company is currently assessing whether to remain a RIC in 2003 as a result of this change in status, the new federal tax law affecting dividend income, and for other strategic reasons, including the utilization of

2002 taxable losses.  In addition, depending on the Company’s financial performance in 2003, it may not be able to qualify as a RIC.  At June 30, 2003, the Company had no reason to believe it will not qualify as a RIC in 2003.

          As a result of the above, for 2002, income taxes were provided under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Because the Company did not qualify as a RIC, the Company was treated as a taxable entity for tax purposes.  Accordingly, the Company recognized current and deferred tax consequences for all transactions recognized in the consolidated financial statements, calculated based upon the enacted tax laws, including tax rates in effect for current and future years.  Valuation allowances were established for deferred tax assets when it was more likely than not that they would not be realized.

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

          Net Increase (Decrease) in Net Assets Resulting from Operations per Share (EPS)

          Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised, and has been computed after giving consideration to the weighted average dilutive effect of the Company’s common stock and stock options.  The table below shows the calculation of basic and diluted EPS for the three and six months ended June 30, 2003 and 2002.

	June 30, 2003			June 30, 2002

		# of Shares	EPS		# of Shares	EPS

Three months ended
Net increase (decrease) in net assets resulting from operations	$755,120			$(3,007,218)

Basic EPS
Income (loss) available to common shareholders	755,120	18,242,728	$0.04	(3,007,218)	18,242,728	$(0.16)
Effect of dilutive stock options (1)	—	135,957	—	—	—	—

Diluted EPS
Income (loss) available to common shareholders	$755,120	18,378,685	$0.04	$(3,007,218)	18,242,728	$(0.16)

Six months ended
Net increase (decrease) in net assets resulting from operations	$1,185,140			$(4,416,045)

Basic EPS
Income (loss) available to common shareholders	1,185,140	18,242,728	$0.06	(4,416,045)	18,242,728	$(0.24)
Effect of dilutive stock options (1)	—	41,191	—	—	—	—

Diluted EPS
Income (loss) available to common shareholders	$1,185,140	18,283,919	$0.06	$(4,416,045)	18,242,728	$(0.24)

(1)	Because there were losses in the 2002 periods, the effect of stock options is a antidilutive, and therefore is not presented.

          Derivatives

          Through June 2002, the Company was party to certain interest rate cap agreements.  These contracts were entered into as part of the Company’s management of interest rate exposure, and limited the amount of interest rate risk that could be taken on a portion of the Company’s outstanding debt.  All interest rate caps are designated as hedges of certain liabilities; however, any hedge ineffectiveness is charged to earnings in the period incurred.  Premiums paid on the interest rate caps were previously amortized over the lives of the cap agreements and amortization of these costs was recorded as an adjustment to interest expense.  Upon adoption of SFAS 133, the interest rate caps were recorded as a reduction of interest expense over the life of the agreements.  No amounts were charged to earnings in 2003 or 2002.  The Company had no interest rate cap agreements outstanding as of June 30, 2003.

          Reclassifications

          Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3) INVESTMENT IN AND LOANS TO MEDIA

          The following table presents Media’s consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Advertising revenue	$1,396,653	$1,809,387	$2,663,607	$3,229,699
Cost of fleet services	1,120,154	722,579	2,345,195	2,421,953

Gross profit	276,499	1,086,808	318,412	807,746
Depreciation and other noncash adjustments	869,413	415,034	1,233,312	1,012,207
Other operating expenses	1,055,541	1,400,993	2,189,050	2,682,651

Income (loss) from operations	(1,648,455)	(729,219)	(3,103,950)	(2,887,112)
Other income	835,212	—	835,212	—

Loss before taxes	(813,243)	(729,219)	(2,268,738)	(2,887,112)
Income tax provision (benefit)	788	643	5,983	(643,848)

Net loss	$(814,031)	$(729,862)	$(2,274,721)	$(2,243,264)

          The following table presents Media’s consolidated balance sheets.

	June 30, 2003	December 31, 2002

Cash	$420,044	$211,090
Accounts receivable	959,000	1,031,698
Federal income tax receivable	—	278,531
Equipment, net	1,275,135	2,089,830
Prepaid signing bonuses	1,525,020	2,201,315
Goodwill	2,082,338	2,082,338
Other	174,076	291,654

Total assets	$6,435,613	$8,186,456

Accounts payable and accrued expenses	$1,464,990	$1,031,549
Deferred revenue	841,011	789,846
Due to parent	11,913,898	10,388,562
Note payable to banks	354,589	1,858,815

Total liabilities	14,574,488	14,068,772

Equity	1,001,000	1,001,000
Accumulated net losses	(9,139,875)	(6,883,316)

Total accumulated net losses	(8,138,875)	(5,882,316)

Total liabilities and equity	$6,435,613	$8,186,456

          Beginning late in 2001, Media’s operations became constrained by a very difficult advertising environment compounded by the rapid expansion of taxicab tops inventory that occurred during 1999 and 2000.  Media began to recognize losses as growth in operating expenses exceeded growth in revenue.  Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations.  Media’s growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from the general economic downturn.  Media has developed an operating plan to fund only necessary operations out of available cash flow and intercompany borrowings, and to escalate its sales activities to generate new revenues.  Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such time as business returns to historical levels.

          In 2001, we recorded a $1,350,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes, of which $656,000 was reversed in the 2002 first quarter as a result of changes in the tax laws.  During 2001, primarily as a result of expansion into numerous cities and the lag associated with selling those taxicab tops, Media began to incur losses for both financial reporting and tax purposes, indicating that this deferred tax asset now represented a receivable or refund from the tax authorities for those taxes previously paid.  However, due to statutory limitations in 2001 on Media’s ability to carry these tax losses back more than two years, and the uncertainties concerning the level of Media’s taxable income in the future, Media determined to reserve against the receivable.  In March 2002, Congress passed, and the President signed, an economic stimulus bill that among its provisions included a carryback provision for five years.  As a result, Media carried back an additional $656,000 in the 2002 first quarter and retains a net operating loss carryforward of $7,134,000 at June 30, 2003.

          During the 2003 second quarter, Media settled a claim against one of its fleet operators.  The result was a termination of certain contractual relations, the payment of $950,000 to Media, and the forgiveness of certain liabilities Media owed the fleet operator.  The net result of this settlement was an $835,000 gain reflected as other income in the accompanying statement of operations.  A portion of the proceeds from this settlement was used by Media to repay the balance of its US third-party outstanding debt.  Also during the 2003 second quarter, Media determined that certain tops were no longer usable, and $398,000 of these tops were written off to other operating expenses.

          The increase in amounts due to parent primarily reflected charges for salaries and benefits and corporate overhead paid by the parent on Media’s behalf.  The reduction in federal income tax receivable reflected the collection of the refunds, the balance of which was received in the 2003 first quarter.  The decrease in equipment and prepaid signing bonuses reflected adjustments related to the contract settlement and the tops writeoff described above.

(4) FLOATING RATE BORROWINGS

          In September 2002, the Company and MFC renegotiated a substantial portion of their outstanding debt.  A wholly-owned subsidiary of MFC, Taxi Medallion Loan Trust I (Trust), entered into a revolving line of credit with Merrill Lynch Bank, USA (MLB) for the purpose of acquiring medallion loans from MFC and to provide for future growth in the medallion lending business.  The funds paid to MFC by the Trust were used to pay down notes payable to banks and senior secured notes.  As a result of these paydowns, the Company and MFC were able to negotiate amendments to their existing facilities with the banks and noteholders.  As of June 30, 2003, the Company and MFC had fully paid off the notes payable to banks and senior secured notes, were current on all debt obligations, and in full compliance with all terms and conditions.

          Borrowings under the Trust’s revolving line of credit are collateralized by the Trust’s assets and borrowings under the notes payable to banks and the senior secured notes were collateralized by the assets of MFC and the Company.

          The outstanding balances were as follows:

	June 30, 2003	December 31,2002

Revolving line of credit	$191,481,000	$132,590,000
Notes payable to banks (1)	9,000,000	48,018,000
Senior secured notes	—	2,314,000

Total	$200,481,000	$182,922,000

(1)	In the 2003 second quarter, the Company and MFC entered into lending arrangements with banks unconnected to the previous bank debt agreements. See additional information presented below.

(A) REVOLVING LINE OF CREDIT

          In September 2002, the Trust, a separate but wholly-owned subsidiary of MFC organized as a Delaware business trust, entered into a revolving line of credit agreement with MLB to provide up to $250,000,000 of financing to acquire medallion loans from MFC (MLB line).  MFC is the servicer of the loans owned by the Trust.  The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances.  In addition, if certain financial tests are not met, MFC can be replaced as the servicer.  The MLB line matures in September 2004.  The interest rate is LIBOR plus 1.50% with an unused facility fee of 0.375%.

(B) NOTES PAYABLE TO BANKS AND SENIOR SECURED NOTES

          The Company was a party to three other financing agreements: 1) the Second Amended and Restated Loan Agreement, dated as of September 22, 2000, among the Company, MBC and the parties thereto (the Company Bank Loan); 2) the Amended and Restated Loan Agreement, dated as of December 24, 1997, as amended, among MFC and the parties thereto (the MFC Bank Loan); and 3) the Note Purchase Agreements, each dated as of June 1, 1999, as amended, between MFC and the noteholders thereto (the MFC Note Agreements).  In September 2002, all three agreements were amended coincident with the closing on the MLB line as described below.

          The Company Bank Loan was paid off in the 2003 second quarter.  It bore interest at the rate per annum of prime plus 0.5%.  The Company Bank Loan permitted the payment of dividends solely to the extent necessary to enable the Company to maintain its status as a RIC, and to avoid the payment of excise taxes, consistent with the Company’s dividend policy.  The Company Bank Loan was collateralized by all receivables and various other assets owned by the Company.  All financial covenants except for the borrowing base covenants (as further discussed below) were waived during the term of the loan.

          The MFC Bank Loan was paid off in the 2003 second quarter.  It bore interest at the rate per annum of prime, which increased to prime plus 0.5% on January 11, 2003, and further increased to prime plus 1% on May 11, 2003.   The MFC Bank Loan permitted the payment of dividends solely to the extent necessary to enable MFC to maintain its status as a RIC and to avoid the payment of excise taxes, consistent with MFC’s dividend policy.  The MFC Bank Loan was collateralized by all receivables and various other assets owned by MFC.  The collateral for the MFC Bank Loan collateralized both the MFC Bank Loan and the MFC Note Agreements on an equal basis.  All financial covenants except for the borrowing base covenants (as further discussed below) were waived during the term of the loan.

          The MFC Note Agreements were paid off in the 2003 second quarter, and had similar terms to the MFC Bank Loan, except the initial interest rate was 8.85%, which increased to 9.35% on January 12, 2003, and further increased to 9.85% on May 12, 2003.  A prepayment penalty of approximately $3,500,000 was paid in accordance with the prepayment provisions of the agreement.

The Company Bank Loan

          On July 31, 1998 (and as subsequently amended and restated), the Company and MBC entered into the Company Bank Loan, a committed revolving credit agreement with a group of banks.  On September 21, 2001, the Company Bank Loan was extended to November 5, 2001 to allow for continuation of renewal discussions which were completed and an amendment signed on February 20, 2002.  The Company Bank Loan was further amended on September 13, 2002.  As of June 30, 2003 and December 31, 2002, amounts available under this loan agreement were $0.

The MFC Bank Loan

          On March 27, 1992 (and as subsequently amended and restated), MFC entered into the MFC Bank Loan, a line of credit with a group of banks.  Effective on June 1, 1999, MFC extended the MFC Bank Loan until September 30, 2001 at an aggregate credit commitment amount of $220,000,000, an increase from $195,000,000 previously, pursuant to the Amended and Restated Loan Agreement dated December 24, 1997.  Amounts available under the MFC Bank Loan were reduced by amounts outstanding under the commercial paper program as the MFC Bank Loan acted as a liquidity facility for the commercial paper program.  The MFC Bank Loan was further amended on March 30, 2001, September 30, 2001, December 31, 2001, April 1, 2002, and September 13, 2002.  As of June 30, 2003 and December 31, 2002, amounts available under the MFC Bank Loan were $0.

MFC Note Agreements

          On June 1, 1999, MFC issued $22,500,000 of Series A senior secured notes and on September 1, 1999, MFC issued $22,500,000 of Series B senior secured notes (together, the Notes).  The Notes ranked pari passu with the Bank Loans through inter-creditor agreements, and were generally subject to the same terms, conditions, and covenants as the MFC Bank Loans.

Amendments to the Company Bank Loan, MFC Bank Loan, and MFC Note Agreements

          Previously, in the 2001 fourth quarter, the Company Bank Loan matured and MFC was in default under its bank loan and its senior secured notes.  As of April 1, 2002 and September 13, 2002, the Company and MFC obtained amendments to their bank loans and senior secured notes.  The amendments, in general, waived all defaults through September 13, 2002, changed the maturity dates of the loans and notes, modified the interest rates borne on the bank loans and the secured notes, required certain immediate, scheduled or other prepayments of the loans and notes and reductions in the commitments under the bank loans, required the Company and MFC to engage or seek to engage in certain asset sales, and instituted additional operating restrictions and reporting requirements, with the most recent amendment reducing such rates.

          In addition to the changes in maturity, the interest rates on the Company and MFC’s Bank Loans and MFC’s Note Agreements were modified, and additional fees were charged to renew and maintain the facilities and notes.  The recent amendments contained substantial limitations on our ability to operate and in some cases required modifications to our previous normal operations.  Covenants restricting investment in certain subsidiaries, elimination of various intercompany balances between affiliates, limits on the amount and timing of dividends, the tightening of operating covenants, and additional reporting obligations were added as a condition of renewal.

Interest and Principal Payments

          Interest and principal payments were paid monthly.  Interest on the bank loans was calculated monthly at a rate indexed to the bank’s prime rate.  Substantially all promissory notes evidencing the Company’s and MFC’s investments, other than those held by the Trust, were held by a bank as collateral agent under the agreements.  The Company and MFC were required to pay an amendment fee of 25 basis points on the amount of the aggregate commitment for the Company.  As noted above, the amendments to the Company’s bank loans and senior secured notes, entered into during 2002, involved changes, and in some cases increases, to the interest rates payable thereunder.  In addition, during events of default, the interest rate borne on the lines of credit was based upon a margin over the prime rate rather than LIBOR.  In addition to the interest rate charges, $14,461,000 had been incurred through June 30, 2003 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which ($89,000), ($60,000), $3,102,000 and $3,102,000 were expensed as part of costs of debt extinguishment during the three and six months ended June 30, 2003 and 2002, respectively, $568,000, $1,684,000, $0, and $460,000 were expensed as part of interest expense during the three and six months ended June 30, 2003 and 2002, respectively, and $0, $0, $0, and $173,000 was expensed as part of professional fees in the three and six months ended June 30, 2003 and 2002.  The balance of $1,473,000, which relates solely to the Trust’s new line of credit with MLB, will be charged to interest expense over the remaining term of the line of credit.

New Bank Loans

          On April 30, 2003, the Company entered into a $7,000,000 note agreement with Atlantic Bank of New York, collateralized by certain assets of MBC.  The note matures on November 1, 2003 and bears interest at Atlantic Bank’s prime rate plus 0.25%, payable monthly.  Principal is due at maturity.

          On June 30, 2003, an operating subsidiary of MFC entered into a $2,000,000 note agreement with Banco Popular, collateralized by certain taxicab medallions owned by Medallion Chicago.  The note matures June 1, 2007 and bears interest at the bank’s prime rate less 0.25%, payable monthly.  Principal and interest payments of $18,000 are due monthly, with the balance due at maturity.

(C) INTEREST RATE CAP AGREEMENTS

          On June 22, 2000, MFC entered into an interest rate cap agreement limiting the Company’s maximum LIBOR exposure on $10,000,000 of MFC’s revolving credit facility to 7.25% until June 24, 2002.  Premiums paid under interest rate cap agreements were fully expensed by the end of 2001.  There were no unamortized premiums as of June 30, 2003.

(5) FIXED RATE BORROWINGS

          Outstanding SBA debentures were as follows:

(Dollars in thousands) Due Date	2003	2004	2005	2006	2007	Thereafter	June 30, 2003	December 31, 2002	Interest Rate (1)

September 1, 2011	$—	$—	$—	$—	$—	$17,985	$17,985	$17,985	6.77%
March 1, 2013						16,300	16,300	15,000	5.51
March 1, 2012						10,500	10,500	10,500	7.22
March 1, 2007					4,210		4,210	4,210	8.38
September 1, 2007					4,060		4,060	4,060	7.76
September 1, 2012						3,000	3,000	3,000	5.55
March 1, 2006				2,000			2,000	2,000	7.08
December 1, 2006							—	5,500	—
June 1, 2007							—	3,000	—
March 1, 2013							—	1,300	—
June 1, 2005							—	520	—
December 1, 2005							—	520	—
June 1, 2006							—	250	—

Totals	$—	$—	$—	$2,000	$8,270	$47,785	$58,055	$67,845	6.63

(1)	As of June 30, 2003

          During 2001, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of five years.  MCI drew down $10,500,000 during June 2001 and $4,500,000 during December 2001.  FSVC drew down $7,485,000 in July 2001, $6,000,000 in January 2002, $3,000,000 in April 2002, $15,000,000 in September 2002, and $1,300,000 in November 2002.

(6) SEGMENT REPORTING

          The Company has two reportable business segments, lending and taxicab rooftop advertising.  The lending segment originates and services medallion and secured commercial loans.  The taxicab rooftop advertising segment sells advertising space to advertising agencies and companies in several major markets across the US and Japan, conducted by Media.  Media is reported as a portfolio investment of the Company and is accounted for using the equity method of accounting.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  The lending segment is presented in the consolidated financial statements of the Company.  Financial information relating to the taxicab rooftop advertising segment is presented in Note 3.

          For taxicab rooftop advertising, the increase in unrealized appreciation (depreciation) on the Company’s investment in Media represents Media’s net income or loss, which the Company uses as the basis for assessing the fair market value of Media.  Taxicab rooftop advertising segment assets are reflected in Investment in and loans to Media on the consolidated balance sheets.

(7) OTHER INCOME AND OTHER OPERATING EXPENSES

          The major components of other income were as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Servicing fee income	$224,912	$281,640	$748,247	$511,030
Late charges and prepayment penalties	308,605	366,036	575,594	683,813
Accretion of discount	129,820	165,759	310,014	339,751
Revenue sharing income	10,050	887,408	34,275	932,211
Other	65,845	390,484	192,216	515,868

Total other income	$739,232	$2,091,327	$1,860,346	$2,982,673

          Included in servicing fee income was $300,000 in the 2003 first quarter to reduce the valuation reserve for the servicing fee receivable, which resulted from improvements in prepayment patterns (see Note 2).  Included in revenue sharing income was a success fee earned on a mezzanine investment of $873,000 in the 2002 second quarter, and included in other income were referral fees and insurance proceeds of $111,000 in the 2002 second quarter.

          The major components of other operating expenses were as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Facilities expense	$278,270	$247,660	$568,981	$496,811
Loan collection expense	154,376	162,493	383,725	330,086
Depreciation and amortization	165,916	158,178	319,633	318,063
Insurance	152,607	138,789	321,596	287,864
Travel, meals, and entertainment	104,284	137,183	232,213	312,886
Office expense	74,171	89,377	163,604	194,116
Bank charges	78,527	73,488	141,024	123,723
Computer expense	58,999	56,708	119,358	127,624
Directors fees	54,328	50,379	117,977	79,854
Telephone	44,833	57,897	90,834	110,310
Dues and subscriptions	23,113	24,057	62,411	47,383
Other expenses	416,574	424,553	705,490	924,489

Total operating expenses	$1,605,998	$1,620,762	$3,226,846	$3,353,209

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

          The following table provides selected financial ratios and other data:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Per share data:
Net asset value at the beginning of the period	$8.90	$9.52	$8.87	$9.59
Net investment income	.02	(0.10)	0.03	(0.09)
Realized gains (losses) on investments	.45	(0.18)	0.42	(0.22)
Net unrealized appreciation (depreciation) on investments	(.43)	0.12	(0.39)	0.07

Net increase (decrease) in net assets resulting from operations	0.04	(0.16)	0.06	(0.24)
Issuance of common stock	0.00	0.00	0.00	0.00
Distribution of net investment income	(0.01)	0.00	(0.01)	0.00
Other	0.00	(0.01)	0.01	0.00

Net asset value at the end of the period	$8.93	$9.35	$8.93	$9.35

Per share market value at beginning of period	$4.05	$7.77	$3.90	$7.90
Per share market value at end of period	6.97	5.28	6.97	5.28
Total return (1)	290%	(32% )	159%	(33% )

Ratios/supplemental data
Average net assets	$162,103,000	$170,515,000	$161,568,000	$170,515,000
Ratio of operating expenses to average net assets (2)	10.45%	10.83%	10.52	11.24%
Ratio of net investment income to average net assets (2)	0.77%	2.98%	0.77	1.77%

(1)	Total return is calculated by comparing the change in value of a share of common stock assuming the reinvestment of dividends on the payment date.
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

          ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with our financial statements, the notes to those statements, and other financial information appearing elsewhere in this report.

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

GENERAL

          Medallion Financial Corp. (the Company) is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses.  Since 1996, the year in which the Company went public, it has increased its medallion loan portfolio at a compound annual growth rate of 11%, and its commercial loan portfolio at a compound annual growth rate of 15%.  Total assets under our management, which includes assets serviced for third party investors, were approximately $623,343,000 as of June 30, 2003, and have grown from $215,000,000 at the end of 1996, a compound annual growth rate of 18%.

          The Company’s loan-related earnings depend primarily on its level of net interest income.  Net interest income is the difference between the total yield on the Company’s loan portfolio and the average cost of borrowed funds.  The Company funds its operations through a wide variety of interest-bearing sources, such as revolving bank facilities, debentures issued to and guaranteed by the SBA, bank term debt, and senior secured notes.  Net interest income fluctuates with changes in the yield on the Company’s loan portfolio and changes in the cost of borrowed funds, as well as changes in the amount of interest-bearing assets and interest-bearing liabilities held by the Company.  Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance the Company’s lending activities.  The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities.

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

          The Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of fair value.  The Company uses Media’s actual results of operations as the best estimate of changes in fair value, and records the result as a component of unrealized appreciation (depreciation) on investments.

          Trends in Investment Portfolio

          The Company’s investment income is primarily a component of the principal amount and yield on its investment portfolio.  To identify trends in the yields, the portfolio is grouped by medallion loans, commercial loans, and equity investments.  The following table illustrates the Company’s investments at fair value and the portfolio yields at the dates indicated.

	June 30, 2003		March 31, 2003		December 31, 2002		June 30, 2002

(Dollars in thousands)	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance

Medallion loans
New York	6.55%	$220,599	6.94%	$191,886	7.41%	$174,682	7.91%	$175,860
Chicago	7.67	18,964	8.91	14,270	7.52	13,571	10.08	20,284
Boston	8.46	12,759	9.27	10,952	10.60	9,741	11.98	9,749
Newark	9.67	7,927	9.82	8,097	10.17	7,665	10.48	7,957
Cambridge	7.74	2,906	8.51	2,315	9.69	2,151	10.55	1,991
Other	9.94	3,330	10.37	3,222	10.55	3,548	11.02	4,256

Total medallion loans	6.87	266,485	7.34	230,742	7.74	211,358	8.46	220,097

Deferred loan acquisition costs		726		539		309		484
Unrealized depreciation on loans		(1,146)		(1,184)		(1,191)		(1,116)

Net medallion loans		$266,065		$230,097		$210,476		$219,465

Commercial loans
Secured mezzanine	12.86%	$34,449	12.87%	$34,072	12.87%	$33,361	9.85%	$38,886
SBA Section 7(a)	7.54	24,740	7.38	29,143	7.38	32,665	7.72	48,816
Asset based	6.55	22,299	6.67	21,201	9.92	42,525	9.85	50,408
Other secured commercial	9.35	33,138	9.09	35,344	9.20	36,013	9.96	45,949

Total commercial loans	9.47	114,626	9.32	119,760	9.85	144,564	9.95	184,059

Deferred loan acquisition costs		808		978		1,140		1,207
Discount on SBA section 7(a) loans sold		(1,278)		(1,122)		(1,537)		(2,306)
Unrealized depreciation on loans		(8,390)		(5,204)		(5,806)		(6,373)

Net commercial loans		$105,766		$114,412		$138,361		$176,587

Equity investments	0.00%	$1,370	0.00%	$1,370	0.00%	$1,370	0.00%	$1,510

Unrealized appreciation on equities		3,975		7,615		6,039		3,466

Net equity investments		$5,345		$8,985		$7,409		$4,976

Net investments at cost	7.65%	$382,481	8.02%	$351,872	8.60%	$357,292	9.14%	$405,666

Deferred loan acquisition costs		1,534		1,517		1,449		1,691
Discount on SBA section 7(a) loans sold		(1,278)		(1,122)		(1,537)		(2,306)
Unrealized appreciation on equities		3,975		7,615		6,039		3,466
Unrealized depreciation on loans		(9,536)		(6,388)		(6,997)		(7,489)

Net investments		$377,176		$353,495		$356,246		$401,029

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

INVESTMENT ACTIVITY

          The following table sets forth the components of activity in the net investment portfolio for the period indicated.

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net investments at beginning of period	$353,495,029	$435,474,864	$356,246,444	$455,595,383
Investments originated	83,683,070	17,760,312	137,968,993	62,834,599
Sales and maturities of investments	(64,012,574)	(51,585,405)	(123,440,851)	(116,597,660)
Net transfers from other assets	2,412,867	—	3,101,867	—
Increase in unrealized appreciation (depreciation) (1)	(6,789,330)	2,915,311	(4,603,259)	3,478,238
Realized gains (losses) net (2)	8,211,970	(3,369,637)	7,783,236	(4,069,270)
Realized gain on sales of loans	526,769	258,592	715,699	588,219
Amortization of origination costs	(351,396)	(425,358)	(595,724)	(800,830)

Net increase (decrease) in investments	23,681,376	(34,446,185)	20,929,961	(54,566,704)

Net investments at end of period	$377,176,405	$401,028,679	$377,176,405	$401,028,679

(1)

Excludes unrealized appreciation (depreciation) of ($157,934), ($186,811), $0, and $2,512 for the three and six months ended June 30, 2003 and 2002, respectively, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

(2)

Excludes realized gains of $2,062 and realized losses of $130,769 for the three and six months ended June 30, 2003, and $0 and $0 for the comparable 2002 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

          Total Portfolio Yield

          The weighted average yield of the total portfolio at June 30, 2003 was 7.65%, decreases of 37 basis points from 8.02% at March 31, 2003, 95 basis points from 8.60% at December 31, 2002, and 149 basis points from 9.14% at June 30, 2002.  The decreases primarily reflected the reductions in the general level of interest rates in the economy, demonstrated by the reduction in the prime rate from 9.5% at the beginning of 2001 to 4% at quarter end.  The general rate decrease was partially mitigated by the sizable number of fixed-rate medallion loans which reprice at longer intervals, and the generally high yields, including some at fixed rates, on the commercial portfolio.  The Company is working on increasing both the percentage of commercial loans in the total portfolio and the origination of floating and adjustable-rate loans and non-New York City medallion loans.

          Medallion Loan Portfolio

          The Company’s medallion loans comprised 71% of the total investment portfolio of $377,176,000 at June 30, 2003, compared to 65% at the prior quarter end, 59% at year-end, and 55% a year ago.  The medallion loan portfolio increased by $35,969,000 or 16% in the quarter, and $55,590,000 or 26% year-to-date, reflecting increases in most markets, particularly in New York City, as loans were originated and refinanced in order to qualify for sale to the Trust at more favorable rates.  The Company had $42,317,000 of loans participated to third party lenders for which the Company earns a fee for servicing the loans.

          The weighted average yield of the medallion loan portfolio at June 30, 2003 was 6.87%, decreases of 47 basis points from 7.34% at the prior quarter-end, 87 basis points from 7.74% at December 31, 2002, and 159 basis points from 8.46% at June 30, 2002.  The decreases in yield primarily reflected the generally lower level of interest rates in the economy as maturing and renewing loans are repriced at the lower current market rates.  New York City medallion loans have remained at 83% of the medallion portfolio since year-end, up from 80% a year ago.  The Company continues to focus its efforts on originating higher yielding medallion loans outside the New York City market.

                    Commercial Loan Portfolio

          The Company’s commercial loans, which historically have had higher yields than medallion loans, comprised 28% of the total investment portfolio as of June 30, 2003, compared to 32% at the prior quarter-end, 39% at year-end, and 44% a year ago, generally reflecting decreases in all business lines, particularly in the asset-based lending and SBA Section 7(a) businesses, reflecting the slowdown in originations due to liquidity constraints, and the sales or participations of certain assets.

          The weighted average yield of the commercial loan portfolio at June 30, 2003 was 9.47%, an increase of 15 basis points from 9.32% at the prior quarter end, and decreases of 38 basis points from 9.85% at December 31 2002 and 48 basis points from 9.95% at June 30, 2002.  The changes generally related to changes in the portfolio mix between lower yielding and higher yielding portfolios, including the sales or participations resulting from our refinancing activities.  The Company continues to originate adjustable-rate and floating-rate loans to help mitigate its interest rate risk in a rising interest rate environment.  At June 30, 2003 and March 31, 2003, floating-rate loans represented approximately 54% of the commercial portfolio, compared to 62% and 66% at December 31, 2002 and June 30, 2002.  Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Delinquency Trends

          The following table shows the trend in loans 90 days or more past due:

	June 30, 2003		March 31, 2003		December 31, 2002		June 30, 2002

Dollars in thousands	$	%(1)	$	%(1)	$	%(1)	$	%(1)

Medallion loans	$4,579	1.2%	$6,546	1.8%	$7,519	2.1%	$14,983	3.7%

Commercial loans
Secured mezzanine	11,877	3.1	12,419	3.5	9,669	2.7	8,071	2.0
SBA Section 7(a) loans	6,565	1.7	6,711	1.9	8,326	2.3	9,664	2.4
Asset-based receivable	—	0.0	—	0.0	—	0.0	—	0.0
Other commercial secured loans	2,775	0.8	3,631	1.0	4,071	1.1	8,401	2.1

Total commercial loans	21,217	5.6	22,761	6.4	22,066	6.1	26,136	6.5

Total loans 90 days or more past due	$25,796	6.8%	$29,307	8.2%	$29,585	8.2%	$41,119	10.2%

(1) Percentage is calculated against the total investment portfolio.

          The decrease in medallion delinquencies primarily represents improvements as the economic fallout from the events of September 11, 2001 have receded and business for many fleet owners and individual drivers has returned to more normal patterns of delinquencies.  The overall increase in secured mezzanine financing delinquencies primarily reflected the impact of the economy on certain concession and media properties, some of which is believed to be of temporary nature.  The improvement in delinquencies in the SBA Section 7(a) portfolio and the other commercial secured loan portfolio primarily reflected management’s efforts to collect and restructure nonperforming loans, and the foreclosure of certain loans, transferring them to other assets.  Included in the SBA Section 7(a) delinquency figures are $2,028,000, $2,032,000, $2,292,000, and $3,102,000 at June 30, 2003, March 31, 2003, December 31, 2002, and June 30, 2002, respectively, which represent loans repurchased for the purpose of collecting on the SBA guarantee.  The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan.  Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

          The following table presents credit-related information for the net investment portfolio.

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Total loans
Medallion loans			$266,065,935	$219,465,315
Commercial loans			105,765,794	176,587,762

Total loans			371,831,729	396,053,077
Equity investments (1)			5,344,676	4,976,199
Net investments			$377,176,405	$401,029,276

Realized gains (losses) on loans and equity investments
Medallion loans	$(1,660)	$(253,092)	$(44,219)	$(281,741)
Commercial loans (2)	(630,373)	(3,036,529)	(1,016,548)	(3,707,513)

Total loans	(632,033)	(3,289,621)	(1,060,767)	(3,989,254)
Equity investments	8,846,065	(80,016)	8,713,234	(80,016)

Total realized gains (losses) on loans and equity investments	$8,214,032	$(3,369,637)	$7,652,467	$(4,069,270)

Realized gains (losses) as a% of average balances outstanding (3)
Medallion loans	(0.00% )	(0.44% )	(0.04% )	(0.25% )
Commercial loans(2)	(2.30)	(6.61)	(1.87)	(4.06)
Total loans	(0.71)	(3.19)	(0.60)	(1.95)
Equity investments	533.74	(6.91)	264.32	(3.47)
Net investments	9.01	(3.08)	4.22	(1.96)

Net unrealized appreciation (depreciation) on investments
Medallion loans			$(1,145,674)	$(1,104,917)
Commercial loans			(8,390,060)	(6,384,159)

Total loans			(9,535,734)	(7,489,076)
Equity investments			3,974,632	3,466,262

Total net unrealized depreciation on investments			$(5,561,102)	$(4,022,814)

Unrealized appreciation (depreciation) as a% of balances outstanding
Medallion loans			(0.43% )	(0.50% )
Commercial loans			(7.93)	(3.61)
Total loans			(2.56)	(1.89)
Equity investments			74.37	69.66
Net investments			(1.47)	(1.00)

(1)	Represents common stock and warrants held as investments.
(2)

Includes realized gains of $2,062 and realized losses of $130,769 for the three and six months ended June 30, 2003, and $0 and $0 for the comparable 2002 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

(3)	Realized (gains) losses as a% of average balance outstanding has been annualized.

          Equity Investments

          Equity investments were 1.4%, 2.5%, 2.0%, and 1.2% of the Company’s total portfolio at June 30, 2003, March 31, 2003, December 31, 2002, and June 30, 2002.  Equity investments are comprised of common stock and warrants, primarily at MCI.  The increase in equities over the last two years is primarily a result of the unrealized appreciation recorded on a publicly traded investment, a portion of which was sold in the 2003 second quarter.

          Investment in and loans to Media

          The investments and loans to Media represent the Company’s investment in its taxicab advertising business, including contributed capital, the Company’s share of accumulated losses, and intercompany loans provided to Media for operating capital.

          Trend in Interest Expense

          The Company’s interest expense is driven by the interest rate payable on its short-term credit facilities with banks, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable.  As a result of amendments to the credit facilities and senior secured notes, the Company’s cost of funds increased during the first nine months of 2002, and decreased thereafter.  As noted below, the amendments to the credit facilities and senior secured notes entered into during 2002 involved changes, and in some cases increases, to the interest rates payable thereunder.  In addition, during events of default, the interest rate on the loans was increased by 2 percentage points.

See the table on page 24 for the average cost of borrowed funds.  The September 13, 2002 amendments repriced the bank loans to 5.25% for the Company and 4.75% for MFC, and repriced MFC’s senior secured notes to 8.85%.  In addition to the interest rate charges, $14,461,000 had been incurred through June 30, 2003 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which ($89,000), ($60,000), $3,102,000, and $3,102,000 were expensed as part of costs of debt extinguishment during the three and six months ended June 30, 2003 and 2002, respectively, $568,000, $1,684,000, $0, and $460,000 were expensed as part of interest expense during the three and six months ended June 30, 2003 and 2002, respectively, and $0, $0, $0, and $173,000 was expensed as part of professional fees in the three and six months ended June 30, 2003 and 2002.  The balance of $1,473,000, which relates solely to the Trust’s new line of credit with MLB, will be charged to interest expense over the remaining term of the line of credit.

          During the 2002 third quarter, the Trust closed a $250,000,000 line of credit with MLB for lending on medallion loans, which was priced at LIBOR plus 1.50%, excluding fees and other costs.  All of the draws on this line were paid to MFC for medallion loans purchased, and were used by MFC to repay higher priced debt with the banks and noteholders, and to purchase loans for the Trust from participants and affiliates.

          The Company’s cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding.  See Note 4 to the consolidated financial statements for details on the terms of all outstanding debt.  The Company’s debentures issued to the SBA typically have terms of ten years.

          The Company measures its borrowing costs as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period.  The following table shows the average borrowings and related borrowing costs for the three and six months ended June 30, 2003 and 2002.  Average balances have declined from a year ago, primarily reflecting the sale or participation of loans to other financial institutions, reductions in the level of loan originations, and the usage of operating cash flow to raise capital for debt reductions and other corporate purposes.  The decline in borrowing costs reflected the utilization of the lower cost revolving line of credit with MLB, and the trend of declining interest rates in the economy, partially offset by higher cost bank debt and related renewal expenses, and additional long-term SBA debt also at higher rates.

	Three Months Ended				Six Months Ended

	Interest Expense		Average Balance	Average Cost of Funds	Interest Expense		Average Balance	Average Cost of Funds

June 30, 2003
Floating rate borrowings	$2,037,000		$185,105,000	4.41%	$4,234,000		$182,581,000	4.68%
Fixed rate borrowings	1,160,000		64,524,000	7.10	2,293,000		66,175,000	6.99

Total	$3,198,000	(1)	$249,629,000	5.14	$6,527,000	(1)	$248,756,000	5.29

June 30, 2002
Floating rate borrowings	$4,005,000		$237,899,000	6.75%	$8,900,000		$254,167,000	7.06%
Fixed rate borrowings	952,000		52,350,000	7.29	1,847,000		50,342,000	7.40

Total	$4,957,000		$290,249,000	6.85	$10,747,000		$304,509,000	7.12

(1)

Included in interest expense in the 2003 first quarter and six months was $538,000 of interest reversals.  Adjusted for this amount, the floating rate borrowings average cost of borrowed funds and the total average cost of borrowed funds were 5.27% and 5.73%, respectively, in the 2003 six months.

          The Company will continue to seek SBA funding to the extent it offers attractive rates.  SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur.  The Company uses SBA funding to fund loans that qualify under the Small Business Investment Act of 1958 (SBIA) and SBA regulations.  The Company believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain hedging strategies.  At June 30, 2003, and December 31, 2002 and June 30, 2002, short-term LIBOR-based debt, constituted 78%, 73%, and 81% of total debt, respectively.

Taxicab Advertising

          In addition to its finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994.  Media’s revenue is affected by the number of taxicab rooftop advertising displays currently showing advertisements, and the rate charged customers for those displays.  At June 30, 2003, Media had approximately 7,600 installed displays in the United States.  The Company expects that Media will continue to expand its operations by entering new markets on its own or through acquisition of existing taxicab rooftop advertising companies.  Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company’s operations because SEC regulations prohibit the consolidation of non-investment companies with investment companies.

          Beginning in late 2001, Media’s operations became constrained by a very difficult advertising environment compounded by the rapid expansion of taxicab tops inventory that occurred during 1999 and 2000.  Media began to recognize losses as growth in operating expenses exceeded growth in revenue.  Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations.  Media’s growth prospects are currently constrained by the operating environment and distressed advertising market that resulted from the general economic downturn.  Media has developed an operating plan to fund only necessary operations out of available cash flow and intercompany borrowings, and to escalate its sales activities to generate new revenues.  Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such time, as business returns to historical levels.

          In 2001, we recorded a $1,350,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes, of which $656,000 was reversed in the 2002 first quarter as a result of changes in the tax laws.  During 2001, primarily as a result of expansion into numerous cities and the lag associated with selling those taxicab tops, Media began to incur losses for both financial reporting and tax purposes, indicating that this deferred tax asset now represented a receivable or refund from the tax authorities for those taxes previously paid.  However, due to statutory limitations in 2001 on Media’s ability to carry these tax losses back more than two years, and the uncertainties concerning the level of Media’s taxable income in the future, Media determined to reserve against the receivable.  In March 2002, Congress passed, and the President signed, an economic stimulus bill that among its provisions included a carryback provision for five years.  As a result, Media carried back an additional $656,000 in the 2002 first quarter and retains a net operating loss carryforward of $7,134,000 at June 30, 2003.

          During the 2003 second quarter, Media settled a claim against one of its fleet operators that was under contract.  The result was a termination of certain contractual relations, the payment of $950,000 to Media, and the forgiveness of certain liabilities Media owed the fleet operator.  The net result of this settlement was an $835,000 gain reflected as other income in the accompanying statement of operations.  A portion of the proceeds from this settlement were used by Media to repay the balance of its US third party debt outstanding.  Also during the 2003 second quarter, Media determined that certain tops were no longer usable, and $398,000 of these tops were written off to other operating expenses.

          The increase in amounts due to parent primarily reflected charges for salaries and benefits and corporate overhead paid by the parent on Media’s behalf.  The reduction in federal income tax receivable reflected the collection of the refunds, the balance of which was received in the 2003 first quarter.  The decrease in equipment and prepaid signing bonuses reflected adjustments related to the contract settlement and the tops writeoff described above.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

          You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Statement of Operations Data
Investment income	$6,468,097	$8,522,490	$12,996,382	$18,301,400
Interest expense	3,197,815	4,956,599	6,526,987	10,747,186

Net interest income	3,270,282	3,565,891	6,469,395	7,554,214
Gain on sale of loans	526,769	258,591	715,699	588,219
Other noninterest income	739,232	2,091,327	1,860,346	2,982,673
Operating expenses	4,224,596	7,738,839	8,428,672	12,709,367

Net investment income (loss)(1)	311,687	(1,823,030)	616,768	(1,584,261)
Net realized gains (losses) on investments	8,214,032	(3,369,637)	7,652,467	(4,069,270)
Net change in unrealized appreciation (depreciation) on investments (2)	(7,761,295)	2,185,449	(7,064,792)	1,237,486
Income tax provision	9,304	—	19,303	—

Net increase (decrease) in net assets resulting from operations (3)	$755,120	$(3,007,218)	$1,185,140	$(4,416,045)

Per Share Data
Net investment income (loss) (1)	$0.02	$(0.10)	$0.03	$(0.09)
Realized gain (loss) on investments	0.45	(0.18)	0.42	(0.22)
Net unrealized appreciation (depreciation) on investments	(0.43)	0.12	(0.39)	0.07

Net increase (decrease) in net assets resulting from operations (3)	$0.04	$(0.16)	$0.06	$(0.24)

Dividends declared	$0.03	—	$0.04	—

Weighted average common shares outstanding
Basic	18,242,728	18,242,728	18,242,728	18,242,728
Diluted	18,378,685	18,242,728	18,283,919	18,242,728

Balance Sheet Data
Net investments			$377,176,405	$401,028,679
Total assets			429,101,969	455,869,093
Total borrowed funds			258,536,255	277,081,875
Total liabilities			266,234,778	285,353,860
Total shareholders’ equity			162,867,191	170,515,233

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Selected Financial Ratios And Other Data
Return on average assets (ROA) (4)
Net investment income (loss)	0.30%	(1.54)%	0.30%	(0.66)%
Net increase (decrease) in net assets resulting from operations	0.72	(2.54)	0.57	(1.83)
Return on average equity (ROE) (5)
Net investment income (loss)	0.77	(4.25)	0.77	(1.85)
Net increase (decrease) in net assets resulting from operations	1.87	(7.01)	1.48	(5.15)

Weighted average yield	7.02%	8.03%	7.15%	8.39%
Weighted average cost of funds	3.47	4.64	3.59	4.90

Net interest margin (6)	3.55%	3.39%	3.56%	3.49%

Noninterest income ratio (7)	1.39%	2.24%	1.43%	1.67%
Operating expense ratio (8)	4.63	7.39	4.69	5.94

As a percentage of net investment portfolio
Medallion loans			71%	55%
Commercial loans			28	44
Equity investments			1	1

Investments to assets (9)			88%	88%
Equity to assets (10)			38	37
Debt to equity (11)			159	163

(1)

Excluding the costs related to debt extinguishment of ($89,000), ($60,000), $3,102,000, and $3,102,000, for the 2003 second quarter and six months and comparable 2002 periods, net investment income would have been $222,287 or $0.01 per share, $556,768 or $0.03 per share, $1,278,970 or $0.07 per share, and $1,517,739 or $0.08 per share for the respective periods.

(2)

Change in unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of the Company’s investments, including the results of operations for Media.

(3)

Excluding the costs described in note (1) above, net increase (decrease) in net assets resulting from operations would have been $666,120 or $0.04 per share, $1,125,140 or $0.06 per share, $94,782 or $0.01 per share, and ($1,314,045) or ($0.07) per share for the 2003 second quarter and six months and the comparable 2002 periods.

(4)

ROA represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations for the period indicated, divided by average total assets.  Excluding the costs described in note (1) above, ROA’s would have been 0.21% and 0.64% for the 2003 second quarter and 0.27% and 0.54% for the 2003 six months.  ROA’s would have been 1.08% and 0.08% for the 2002 second quarter and 0.63% and (0.54%) for the 2002 six months.

(5)

ROE represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations for the period indicated, divided by average shareholders’ equity.  Excluding the costs described in note (1) above, ROE’s would have been 0.55% and 1.65% for the 2003 second quarter and 0.69% and 1.40% for the 2003 six months.  ROE’s would have been 2.98% and 0.22% for the 2002 second quarter and 1.77% and (1.53%) for the 2002 six months.

(6)	Net interest margin represents net interest income for the period divided by average interest earning assets.
(7)	Noninterest income ratio represents noninterest income for the period indicated divided by average interest earning assets.
(8)

Operating expense ratio represents operating expenses for the period divided by average interest earning assets.  Excluding the costs described in note (1) above, the ratios would have been 4.73% and 4.72% for the 2003 second quarter and six months, and 4.43% and 4.49% for the 2002 second quarter and six months.

(9)	Represents net investments divided by total assets.
(10)	Represents total shareholders’ equity divided by total assets.
(11)	Represents total borrowed funds divided by total shareholders’ equity.

Consolidated Results of Operations

          2003 Second Quarter and Six Months compared to the 2002 Periods

          Net increase in net assets resulting from operations was $755,000 or $0.04 per diluted common share and $1,185,000 or $0.06 per share in the 2003 second quarter and six months, up $3,762,000 and $5,601,000 from losses of $3,007,000 or $0.16 per share and $4,416,000 or $0.24 per share in the 2002 second quarter and six months, primarily reflecting the costs of debt extinguishment, appreciation on investments, and lower operating expenses, partially offset by reduced noninterest and net interest income.  Included in all periods were costs related to the debt extinguishment efforts of the Company including prepayment penalties, default interest charges, loan fees, legal fees, and consultant costs of ($89,000) and ($60,000) for the 2003 quarter and six months, and $3,102,000 for both 2002 periods.  Net increase in net assets resulting from operations excluding the costs related to debt extinguishment was $666,000 or $0.04 per share and $1,125,000 or $0.06 per share in the 2003 second quarter and six months, increases of $571,000 and $2,439,000 from $95,000 or $0.01 per share and a loss of $1,314,000 or $0.07 per share the 2002 periods.  Net investment income was $311,000 or $0.02 per share and $616,000 or $0.03 per share in the 2003 second quarter and six months, increases of $2,134,000 and $2,200,000 from losses of $1,823,000 or $0.10 per share and $1,584,000 or $0.09 per share in the 2002 periods.  Excluding the costs related to debt extinguishment, net investment income was $222,000 or $0.01 per share and $556,000 or $0.03 per share for the 2003 second quarter and six months, decreases of $1,057,000 and $962,000 from $1,279,000 or $0.07 per share and $1,518,000 or $0.08 per share the 2002 periods.

          Investment income was $6,468,000 and $12,996,000 in the 2003 second quarter and six months, down $2,054,000 or 24% and $5,305,000 or 29% from $8,522,000 and $18,301,000 in the year ago periods, reflecting the significant drops in both yield and average total investments.  The yield on the investment portfolio was 7.02% and 7.15% in the 2003 second quarter and six months, down 13% and 15% from yields of 8.03% and 8.39% in the year ago periods, reflecting the reduced market interest rates compared to a year ago.  Average investments outstanding were $369,788,000 and $366,642,000 in the quarter and six months, down 13% and 16% from $425,692,000 and $437,289,000 in the year ago periods, primarily reflecting the nonrenewal of certain business and sales of participation interests, so the Company could raise cash as the banks and senior noteholders required the Company to reduce the level of borrowings in the revolving lines of credit and senior notes.

          Medallion loans were $266,066,000 at quarter end, up $46,601,000 or 21% from $219,465,000 a year ago, representing 71% of the investment portfolio compared to 55% in 2002, and were yielding 6.87% compared to 8.46% a year ago.  The increase primarily reflected the efforts to book new business and repurchase certain participations, primarily in the New York City market, to maximize the utilization of the lower cost MLB line.  As medallion loans renewed during the year and new business was booked, they were priced at generally lower current market rates.  The commercial loan portfolio was $105,766,000 at quarter end, compared to $176,587,000 a year ago, a decrease of $70,821,000 or 40%, and represented 28% of the investment portfolio compared to 44% in 2002.  Commercial loans yielded 9.47% at quarter end, compared to 9.95% a year ago, reflecting the 48 basis point drop in the prime lending rate during the period.  The decrease in commercial loans occurred in all business lines, especially the asset-based lending and SBA Section 7(a) businesses.  The decreases in the loan portfolios were primarily a result of the banks and senior noteholders requiring the Company to reduce the level of outstandings in the revolving lines of credit and senior notes.  See page 20 for a table which shows loan balances and portfolio yields by type of loan.

          Interest expense was $3,198,000 and $6,527,000 in the 2003 second quarter and six months, down $1,759,000 or 35% and $4,220,000 or 39% from $4,957,000 and $10,747,000 in the 2002 second quarter and six months.  Included in interest expense in the 2003 second quarter was a $566,000 reduction in the amortization of deferred financing costs due to the extension of the maturity timeframe on the MLB line, and $538,000 of interest reversals in the 2003 first quarter.  The 2002 second quarter and six months had $275,000 and $1,389,000 in of additional costs associated with the debt refinancings during the preceding 18 months.  The decreases in interest expense were due primarily to lower borrowing costs, and also to lower average debt outstanding.  The cost of borrowed funds was 5.17% and 5.28% in the quarter and six months, compared to 6.69% and 7.00% a year ago, decreases of 23% and 25%, primarily attributable to the increased utilization of the lower cost MLB line compared to the higher priced bank and noteholder debt that resulted from amendments entered into in late 2001 and early 2002.  Average debt outstanding was $248,186,000 and $249,307,000 in the quarter and six months, compared to $295,673,000 and $305,258,000 in the year ago periods, decreases of 16% and 18%, reflecting the final payout of bank and noteholder debt during the quarter, partially offset by the utilization of the MLB line.  Approximately 78% of the Company’s debt was short-term and floating or adjustable rate at quarter end, compared to 73% at yearend and 70% a year ago.  See page 20  for a table which shows average balances and cost of funds for the Company’s funding sources.

          Net interest income was $3,270,000 and $6,469,000, and the net interest margin was 3.55% and 3.56%, for the 2003 quarter and six months, down $296,000 or 8% and $1,085,000 or 14% from $3,566,000 and $7,554,000 in the 2002 periods, representing net interest margins of 3.39% and 3.49% for the 2002 periods, reflecting the items discussed above.

          Noninterest income was $1,266,000 and $2,576,000 in the 2003 second quarter and six months, down $1,084,000 or 46% and $995,000 or 28% from $2,350,000 and $3,571,000 in the year ago periods.  Gains on the sale of loans were $527,000 and $716,000 in the 2003 quarter and six months, up $268,000 and $127,000 from $259,000 and $588,000 in the 2002 periods, primarily reflecting gains from the sales of unguaranteed portions of the SBA portfolio of $179,000 in the 2003 second quarter and six months, and $108,000 in the 2002 six months.  During 2003, $3,584,000 and $5,683,000 of loans were sold under the SBA program in the quarter and six months, compared to $3,840,000 and $9,300,000 in 2002, declines of 7% and 39%.  The increase in gains on sale under the SBA program reflected a higher level of market-determined premiums received on the sales in the 2003 periods, partially offset by a decrease in loans sold.  Other income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was $739,000 and $1,860,000 in the 2003 second quarter and six months, compared to $2,091,000 and $2,983,000 in the year ago periods.  Included in the 2003 six months was $300,000 related to reversing a portion of the servicing asset impairment reserve which was no longer required due to improved prepayment patterns in the servicing asset pools, and the 2002 second quarter and six months included a success fee earned on a mezzanine investment of $873,000, unusually large prepayment penalties of $127,000 for two loans, a $56,000 referral fee, and $55,000 from insurance proceeds received on a customer.  Excluding those items, other income was $739,000 and $1,560,000 in the 2003 second quarter and six months, compared to $980,000 and $1,872,000 in the 2002 periods, the decreases reflecting a reduced level of fees from a smaller investment portfolio.

          Operating expenses were $4,225,000 and $8,429,000 in the 2003 second quarter and six months, compared to $7,739,000 and $12,709,000 in the 2002 periods, and included costs related to debt extinguishment of ($89,000) and ($60,000) in the 2003 quarter and six months, and $3,102,000 in both 2002 periods for prepayment penalties, default interest charges, loan fees, legal fees, and consultant costs.  Excluding these costs, operating expenses were $4,314,000 and $8,489,000 in the 2003 periods, down $323,000 or 7% and $1,118,000 or 12% from $4,637,000 and $9,607,000 in the 2002 second quarter and six months.  Salaries and benefits expense was $2,439,000 and $4,873,000 in the quarter and six months, up $46,000 or 2% and $135,000 or 3% from $2,393,000 and $4,738,000 in the 2002 periods, primarily reflecting severance accruals for terminated employees and salary-related expenses associated with the organization costs connected with Medallion Bank, partially offset by savings from headcount reductions.  Professional fees were $268,000 and $388,000 in the 2003 periods, down $355,000 or 57% and $1,128,000 or 74% from $623,000 and $1,517,000 in the 2002 periods, primarily reflecting sharply reduced legal and accounting fees in 2003 as a result of new accounting and legal counsel relationships and efficiencies, compared to substantially higher levels in 2002, which also included legal and consultant costs related to debt negotiations.  Other operating expenses of $1,606,000 and $3,227,000 in the 2003 quarter and six months were down $15,000 or 1% and $126,000 or 4% from $1,621,000 and $3,353,000 in 2002, reflecting the Company efforts to reduce expenses.

          Net unrealized depreciation on investments was $7,761,000 and $7,064,000 in the 2003 second quarter and six months, compared to appreciation of $2,186,000 and $1,237,000 in the 2002 second quarter and six months.  Net unrealized depreciation on investments net of Media was $6,947,000 and $4,790,000, compared to appreciation of $2,915,000 and $3,481,000 in the year ago periods, decreases of $9,863,000 and $8,271,000.  Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio.  When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components.  As a result, movement between periods can appear distorted.  The 2003 second quarter activity resulted from the reversals of unrealized appreciation associated with appreciated equity investments that were sold of $3,992,000 in the quarter and six months, net unrealized depreciation on loans and equities of $3,734,000 ($3,608,000 for the six months), and net unrealized depreciation of $158,000 ($187,000 for the six months) on foreclosed property, partially offset by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $616,000 ($1,140,000 for the six months), and increases in the valuation of equity investments of $321,000 ($1,857,000 for the six months).  The 2002 second quarter activity resulted from the reversals of unrealized depreciation associated with fully depreciated loans and equities which were charged off of $3,335,000 ($4,033,000 for the six months) and the increase in valuation of equity investments of $570,000 ($1,328,000 for the six months), partially offset by unrealized depreciation of $990,000 ($1,880,000 for the six months).

          Also included in unrealized appreciation (depreciation) on investments were the net losses of the Media division of the Company.  Media generated net losses of $814,000 and $2,274,000 in 2003 second quarter and six months, down $85,000 or 12% and $31,000 or 1% from net losses of $729,000 and $2,243,000 in the 2002 periods.  Included in the 2003 second quarter was an $835,000 net gain from the settlement of a lawsuit with one of our fleet operators, partially offset by a $398,000 writeoff of damaged/missing tops, and in the 2002 six months was a $656,000 tax benefit to reverse a portion of the $1,350,000 charge taken in 2001 to establish a reserve against the realizability of deferred tax benefits previously recorded due to changes in Media’s tax situation and the greater costs associated with the rapid increase in tops under contract and cities serviced, which outpaced the increase in revenue.  The reversal resulted from the change in the tax law allowing for an additional two year carryback of net operating losses.  Adjusted for these items, Media lost $1,281,000 and $2,741,000 in the 2003 second quarter and six months, compared to $1,385,000 and $2,899,000 in the 2002 periods.  The improvement in 2003 primarily reflected cost cutting efforts to reduce fleet costs and other operating expenses.  The overall net loss position is primarily a result of decreased revenue, which continued to be impacted by the general economic downturn and the depressed advertising market, partially offset by reduced fleet costs which declined at a slower rate than revenue as fleet contracts were renegotiated.  Advertising revenues were $1,397,000 and $2,664,000 in the 2003 periods, down $412,000 or 23% and $566,000 or 18% from $1,809,000 and $3,230,000 in 2002.  Vehicles under contract in the US were 7,600, down 2,500 or 25% from 10,100 a year ago, primarily reflecting efforts to reduce fleet costs.  Media’s results also included losses of $208,000 and $447,000 for the 2003 periods, and $118,000 and $319,000 for the related 2002 periods, related to foreign operations (6,000 tops/racks under contract), which are suffering from the same slowdown in advertising that is hurting the US market.

          The Company’s net realized gain on investments was $8,214,000 and $7,652,000 in the 2003 second quarter and six months, compared to losses of $3,370,000 and $4,069,000 for the 2002 periods, reflecting the above, and direct gains on sales of equity investments of $4,855,000 in the 2003 quarter and six months, partially offset by 2003 net direct chargeoffs of $9,000 ($5,000 for the six months) compared to 2002 net chargeoffs of $35,000 ($38,000 for the six months).

          The Company’s net realized/unrealized gains on investments were $453,000 and $588,000 in the 2003 second quarter and six months, compared to losses of $1,184,000 and $2,832,000 for the 2002 periods, reflecting the above.

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

          In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures.  The Company had outstanding SBA debentures of $58,055,000 with a weighted average interest rate of 6.63%, constituting 22% of the Company’s total indebtedness as of June 30, 2003.

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

          Total premiums paid under the interest rate cap agreements have been expensed.  There are no unamortized premiums on the balance sheet as of June 30, 2003.  The Company will seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

          Liquidity and Capital Resources

          Our sources of liquidity are the revolving line of credit with MLB, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, and participations or sales of loans to third parties.  As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we historically have primarily relied upon external sources of funds to finance growth.  In September 2002, the Trust entered into a $250,000,000 revolving line of credit with MLB for the purpose of funding medallion loans acquired from MFC and others.  At June 30, 2003, $58,519,000 of this line was available for future use.  In May 2001, the Company applied for and received $72,000,000 of additional funding with the SBA ($113,400,000 to be committed by the SBA in total), subject to the infusion of additional equity capital into the respective subsidiaries.  At June 30, 2003, $24,215,000 of this commitment is still available.  Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits.

          The components of our debt were as follows at June 30, 2003:

	Balance	Percentage	Rate (1)

Revolving line of credit	$191,481,000	74%	2.95%
SBA debentures	58,055,000	22	6.63
Notes payable to banks	9,000,000	4	4.33

Total outstanding debt	$258,536,000	100%	3.83

(1) Weighted average contractual rate as of June 30, 2003.

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

          In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments.  In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments.  Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds.  As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income.  In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains.  We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities.  Our long-term fixed-rate investments are financed primarily with short term floating rate debt, and to a lesser extent with long-term fixed-rate debt.  We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.  The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense.  Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net increase (decrease) in assets by approximately $388,000 for 2003.  Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in assets in a particular quarter or for the year taken as a whole.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

          The Company continues to work with investment banking firms and other financial intermediaries to investigate the viability of a number of other financing options which include, among others, the development of a securitization conduit program and other independent financing for certain subsidiaries or asset classes.  These financing options would also provide additional sources of funds for both external expansion and continuation of internal growth.

          The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at June 30, 2003.

(Dollars in thousands)	The company	MFC	BLL	MCI	MBC	FSVC	Total	December 31, 2002

Cash	$1,904	$6,789	$570	$5,103	$1,939	$7,091	$23,396	$35,369
Bank loans (1)
Amounts outstanding	7,000	2,000					9,000	48,018
Average interest rate	4.50%	3.75%					4.33%	4.83%
Maturity	11/03	6/07					11/03-6/07	8/03
Lines of Credit (2)		250,000					250,000	250,000
Amounts undisbursed		58,519					58,519	117,410
Amounts outstanding		191,481					191,481	132,590
Average interest rate		2.95%					2.95%	3.11%
Maturity		9/04					9/04	9/03
SBA debentures (3)				38,000		44,270	82,270	92,060
Amounts undisbursed				21,000		3,215	24,215	24,215
Amounts outstanding				17,000		41,055	58,055	67,845
Average interest rate				6.92%		6.51%	6.63%	6.24%
Maturity				3/06-3/12		3/07-3/13	3/06-3/13	6/05-3/13
Senior secured notes (1)							—	2,314
Average interest rate							—	8.85%
Maturity							—	8/03

Total cash and remaining amounts undisbursed under credit facilities	$1,904	$65,308	$570	$26,103	$1,939	$10,306	$106,129	$176,994

Total debt outstanding	$7,000	$193,481	$—	$17,000	$—	$41,055	$258,536	$250,767

(1)

The bank loans and senior secured notes were paid off in April 2003 for the Company and May 2003 for MFC.  On April 30, the Company entered into a $7,000,000 note with Atlantic Bank collateralized by certain loans of MBC.  On June 30, 2003 one of the Medallion Chicago entities entered into a $2,000,000 note with Banco Popular collateralized by certain owned operating medallions.

(2)	Line of credit with MLB for medallion lending.
(3)

The remaining amounts under the approved commitment from the SBA may be drawn down through May 2006, upon submission of a request for funding by MCI and/or FSVC, and its subsequent acceptance by the SBA.

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

          In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually, effective for fiscal years beginning after December 15, 2001.  The Company adopted this standard effective January 1, 2002, and has determined there is no financial statement impact of adoption.  At June 30, 2003, the Company had $5,008,000 of goodwill on its consolidated balance sheet and $2,082,000 recorded on the balance sheet of Media, its wholly-owned subsidiary, that will be subject to the asset impairment review required by SFAS 142.

          Common Stock

          Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.”  Our common stock commenced trading on May 23, 1996.  As of August 7, 2003, there were approximately 124 holders of record of the Company’s common stock.

          On August 7, 2003, the last reported sale price of our common stock was $6.42 per share.  Historically, our common stock has traded at a premium to net asset value per share, and although there can be no assurance, the Company anticipates that its stock will again trade at a premium in the future.

          The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s common stock on the Nasdaq National Market.

2003	HIGH	LOW

Second Quarter	$3.70	$7.03
First Quarter	4.82	3.19

2002
Fourth Quarter	$5.17	$3.90
Third Quarter	5.20	3.02
Second Quarter	7.20	3.64
First Quarter	9.20	7.77

          We have distributed and currently intend (assuming we re-qualify as a RIC in 2003 and beyond) to distribute at least 90% of our investment company taxable income to our stockholders.  Distributions of our income are generally required to be made within the calendar year the income was earned if we are to maintain RIC status; however, in certain circumstances distributions can be made up to a full calendar year after the income has been earned.  Our investment company taxable income includes, among other things, dividends and interest reduced by deductible expenses.  Our ability to make dividend payments is restricted by certain asset coverage requirements under the 1940 Act and has been dependent upon maintenance of our status as a RIC under the Code in the past, by SBA regulations, and under the terms of the SBA debentures.  There can be no assurances, however, that we will have sufficient earnings to pay such dividends in the future.

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

          Because, as a RIC we must distribute our income, we may have a continuing need for capital if we continue to qualify as a RIC.

          We have a continuing need for capital to finance our lending activities.  Our current sources of capital and liquidity are the following:

•	line of credit for medallion lending;

•	loan amortization and prepayments;

•	sales of participations in loans;

•	fixed-rate, long-term SBA debentures that are issued to or guaranteed by the SBA; and

•	borrowings from other financial intermediaries.

          As a RIC, we have been required to distribute at least 90% of our investment company taxable income.  Consequently, we historically have primarily relied upon external sources of funds to finance growth.  At June 30, 2003, we had $58,519,000 available under the Company’s revolving line of credit with MLB, $24,215,000 available under outstanding commitments from the SBA, and $5,811,000 available under a loan sale agreement with a participant bank.

          We may have difficulty raising capital to finance our planned level of lending operations.

          Although the Company has demonstrated an ability to meet significant debt amortization requirements in the last 18 months, and has several refinancing options in progress and under consideration, there can be no assurance that additional funding sources to meet amortization requirements or future growth targets will be successfully obtained.  See the additional discussion related to the credit facilities and note agreements in the Liquidity and Capital Resources section on page 30.

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

          We use financial leverage through banks and our long-term subordinated SBA debentures. Leverage poses certain risks for our stockholders, including the following:

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

          If we are unable to continue to diversify geographically, our business may be adversely affected if the New York City taxicab industry experiences a sustained economic downturn.

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

          The current economic downturn has resulted in certain of our commercial loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us.  If the economic downturn continues, the level of delinquencies, defaults, and loan losses in commercial loan portfolio could increase.  The terrorist attack on New York City on September 11, 2001 and a general economic downturn have affected our revenues by increasing loan delinquencies and non-performing loans, increasing prepayments, stressing collateral value, and decreasing taxi advertising.  Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at June 30, 2003 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

          The loss of certain key members of our senior management could adversely affect us.

          Our success is largely dependent upon the efforts of senior management.  The death, incapacity, or loss of the services of certain of these individuals could have an adverse effect on our operations and financial results.  There can be no assurance that other qualified officers could be hired.

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

          In determining the value of our portfolio, management may take into consideration various factors such as the financial condition of the borrower and the adequacy of the collateral.  For example, in a period of sustained increases in market interest rates, management could decrease its valuation of the portfolio if the portfolio consists primarily of fixed-rate loans.  Our valuation procedures are designed to generate values which approximate the value that would have been established by market forces and are therefore subject to uncertainties and variations from reported results.

          Considering these factors, we have determined that the fair value of our portfolio, excluding one large publicly traded appreciated portfolio investment, is below its cost basis.  At June 30, 2003, our net unrealized depreciation on investments excluding this investment was approximately $9,313,000.  Based upon current market conditions and current loan-to-value ratios, management believes, and our Board of Directors concurs that the net unrealized depreciation of investments is adequate to reflect the fair value of the portfolio.

          Changes in taxicab industry regulations that result in the issuance of additional medallions could lead to a decrease in the value of our medallion loan collateral.

          Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions.  This regulation results in supply restrictions that support the value of medallions.  Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market.  If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected.  We are unable to forecast with any degree of certainty whether any potential increases in the supply of medallions will occur.

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

          A significant portion of our taxicab advertising and loan revenue is derived from loans collateralized by New York City taxicab medallions.  According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10% each year.  However, for sustained periods during that time, taxicab medallions have declined in value.  During the quarter, the value of New York City taxicab medallions increased by approximately 2% for individual medallions and 4% for corporate medallions.

          Our failure to maintain our RIC status in 2003 and beyond could lead to a substantial reduction in the amount of income distributed to our shareholders.

          In 2003, changes were enacted to the federal tax laws which, among other things, significantly reduced the tax rate on dividends paid to shareholders from a corporation’s previously taxed income.  Assuming we qualify as a RIC for 2003 or subsequent taxable years, we are unable to predict the effect of such changes upon our common stock.

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

          At the time of our original investment, Media represented approximately 1% of our total assets, which is in compliance with the diversification test.  Assuming we had maintained our RIC status, the subsequent growth in the value of Media by itself would not re-trigger the test even if Media represented in excess of 25% of our assets.  However, under the RIC rules, the test would have to be reapplied in the event that we made a subsequent investment in Media, loaned to it or acquired another taxicab rooftop advertising business.  The application of this assets valuation rule to us and our investment in Media in light of our loss of RIC status in 2002 is unclear, although compelling arguments can be made that it should continue to apply if we re-qualify as a RIC for 2003 and beyond.  Provided that it does apply, it will be important that we take actions to satisfy the 25% diversification requirement in order to maintain our RIC status during those years.  As a result, maintenance of RIC status in 2003 and beyond could limit our ability to expand our taxicab rooftop advertising business.  It will be our policy to expand our advertising business through internally generated growth.  We expect to consider an acquisition in this area only if we will be able to meet RIC diversification requirements.

          The fair value of the collateral appreciation participation loan portfolio at June 30, 2003 was $5,599,000, which represented approximately 1% of the total investment portfolio, and the owned medallion portion was $5,200,000 or 1% of total assets.  We will continue to monitor the levels of these asset types in conjunction with the diversification tests, assuming we re-qualify for RIC status.

          Our past use of Arthur Andersen LLP as our independent auditors may pose risks to us and also limit your ability to seek potential recoveries from them related to their work.

          Effective July 29, 2002, the Company dismissed its independent auditors, Arthur Andersen LLP (Andersen), in view of recent developments involving Andersen, and engaged PricewaterhouseCoopers LLP to serve as the Company’s independent public accountants and to audit the financial statements for the years ended December 31, 2002 and 2003.

          As a public company, we are required to file periodic financial statements with the SEC that have been audited or reviewed by an independent accountant.  As our former independent auditors, Andersen provided a report on our consolidated financial statements as of and for each of the five fiscal years in the period ended December 31, 2001.  SEC rules require us to obtain Andersen’s consent to the inclusion of its audit report in our public filings.  However, Andersen was indicted and found guilty of federal obstruction of justice charges, and has informed the Company that it is no longer able to provide such consent as a result of the departure from Andersen of the former partner and manager responsible for the audit report.  Under these circumstances, Rule 437A under the Securities Act of 1933, as amended, permits the Company to incorporate the audit report and the audited financial statements without obtaining the consent of Andersen.

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

          We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries.  As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make dividend payments and other distributions to our shareholders.  Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but there can be no assurance that our subsidiaries will be in a position to continue to make these dividend or debt payments.

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

           ITEM 4. CONTROLS AND PROCEDURES

          Based on their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this report, the Chief Executive Officer and Acting Chief Financial Officer have concluded that such controls and procedures are effective.

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

          None.

           ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 6, 2003, the Company held its annual meeting of its stockholders.  The following matters were voted on at the annual meeting:

          The election of two directors to serve until the 2006 annual meeting of stockholders, or until their successors shall otherwise be elected as directors of the Company.

          Stanley Kreitman and David L. Rudnick were elected by the affirmative vote of a majority of shares of common stock present at the Annual Meeting.

          The nominees and the votes received by each are as follows:

	Votes For	Votes Withheld

Election of Mr. Kreitman	15,927,192	1,470,776
Election of Mr. Rudnick	16,360,292	1,037,676

          The other members of the Board of Directors are Alvin Murstein, Andrew Murstein, Mario M. Cuomo, Lowell P. Weicker, Jr., Henry D. Jackson, and Frederick A. Menowitz.

           ITEM 5. OTHER INFORMATION

          None.

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)  EXHIBITS

Number	Description

4.1	Promissory Note, dated April 30, 2003, in the amount of $7,000,000 from Medallion Financial Corp., payable to Atlantic Bank of New York. Filed herewith.
31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Alvin Murstein pursuant to 18 U.S.C Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Larry D. Hall pursuant to 18 U.S.C Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

(B)	REPORTS ON FORM 8-K

On May 8, 2003, the Company filed a Current Report on Form 8-K, announcing by press release the financial results for the quarter ended March, 31, 2003.

IMPORTANT INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

          The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-Q, and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict, and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-Q will be realized, or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by, or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-Q should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. The inclusion of the forward-looking statements contained in this Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-Q will be achieved. In light of the foregoing, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q, annual reports on Form 10-K, and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange of Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date: August 8, 2003

By:	/s/ ALVIN MURSTEIN	By:	/s/ LARRY D. HALL

	Alvin Murstein Chairman and Chief Executive Officer		Larry D. Hall Acting Chief Financial Officer Signing on behalf of the registrant as principal financial and accounting officer.