Form 10-Q
period 2003-09-30
MEDALLION FINANCIAL CORP
filed 2003-11-13
CIK 1000209

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number 0-27812

MEDALLION FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	No. 04-3291176
(State of Incorporation)	(IRS Employer Identification No.)

437 MADISON AVENUE, NEW YORK, NEW YORK 10022

(Address of principal executive offices)	( Zip Code)

(212) 328-2100

(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No.  ☐

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 6, 2003 was 18,252,728.

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

The financial information is divided into two sections. The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2003.

The consolidated balance sheet of the Company as of September 30, 2003, the related consolidated statements of operations for the three and nine months ended September 30, 2003, and the consolidated statement of cash flows for the nine months ended September 30, 2003 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three and nine months ended September 30, 2003 or for any other interim period may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Interest and dividend income on investments	$6,558,507	$7,845,929	$19,441,511	$25,929,295
Interest income on short-term investments	43,623	106,280	157,001	324,314
Medallion lease income	91,203	—	91,203	—

Total investment income	6,693,333	7,952,209	19,689,715	26,253,609
Interest on floating rate borrowings	1,840,736	4,021,628	6,074,940	12,921,691
Interest on fixed rate borrowings	971,067	1,023,211	3,263,850	2,870,335

Total interest expense	2,811,803	5,044,839	9,338,790	15,792,026

Net interest income	3,881,530	2,907,370	10,350,925	10,461,583

Gains on sales of loans	87,967	147,295	803,666	735,514
Other income	905,534	782,692	2,765,880	3,765,365

Total noninterest income	993,501	929,987	3,569,546	4,500,879
Salaries and benefits	2,070,463	2,220,918	6,943,720	6,958,765
Professional fees	430,916	557,842	819,241	2,074,370
Cost of debt extinguishment	123,057	5,870,517	63,302	8,972,299
Other operating expenses	1,554,510	1,649,581	4,781,360	5,002,790

Total operating expenses	4,178,946	10,298,858	12,607,623	23,008,224

Net investment income (loss)	696,085	(6,461,501)	1,312,848	(8,045,762)

Net realized gains (losses) on investments	4,494,411	(975,416)	12,146,878	(5,044,686)
Net change in unrealized appreciation (depreciation) on investments	(4,025,981)	(878,499)	(11,090,773)	358,987

Net realized/unrealized gain (loss) on investments	468,430	(1,853,915)	1,056,105	(4,685,699)
Income tax provision	53,471	68,323	72,774	68,323

Net increase (decrease) in net assets resulting from operations	$1,111,044	($8,383,739)	$2,296,179	($12,799,784)

Net increase (decrease) in net assets resulting from operations per share
Basic	$0.06	($0.46)	$0.13	($0.70)
Diluted	0.06	(0.46)	0.13	(0.70)

Weighted average common shares outstanding
Basic	18,245,228	18,242,728	18,243,570	18,242,728
Diluted	18,517,491	18,242,728	18,355,123	18,242,728

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2003	December 31, 2002

Assets
Medallion loans	$277,242,543	$210,475,921
Commercial loans	104,849,594	138,360,895
Equity investments	1,596,499	7,409,628

Net investments ($228,783,000 at September 30, 2003 and $244,370,000 at December 31, 2002 pledged as collateral under borrowing arrangements)	383,688,636	356,246,444
Investment in and loans to Media	3,748,683	4,505,356

Total investments	387,437,319	360,751,800
Cash ($853,000 in 2003 and $1,050,000 in 2002 restricted as to use by lender)	16,867,843	35,369,285
Accrued interest receivable	2,230,247	2,546,101
Servicing fee receivable	2,765,172	2,838,417
Fixed assets, net	1,244,759	1,551,781
Goodwill, net	5,007,583	5,007,583
Other assets, net	15,488,674	17,222,825

Total assets	$431,041,597	$425,287,792

Liabilities
Accounts payable and accrued expenses	$6,339,624	$7,066,118
Accrued interest payable	308,697	5,589,754
Floating rate borrowings	209,978,623	182,922,241
Fixed rate borrowings	50,935,000	67,845,000

Total liabilities	267,561,944	263,423,113

Shareholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized— none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized— outstanding—18,252,728 shares at September 30, 2003 and 18,242,728 at December 31, 2002)	182,527	182,427
Capital in excess of par value	173,741,558	173,449,716
Accumulated net investment losses	(10,444,432)	(11,767,464)

Total shareholders’ equity	163,479,653	161,864,679

Total liabilities and shareholders’ equity	$431,041,597	$425,287,792

Number of common shares	18,252,728	18,242,728
Net asset value per share	$8.96	$8.87

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$2,296,179	($12,799,784)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Depreciation and amortization	489,647	454,319
Amortization of origination costs	999,063	1,023,491
Increase in unrealized (appreciation) depreciation on investments	7,763,081	(3,628,782)
Net realized (gains) losses on investments	(12,146,878)	5,044,686
Net realized gains on sales of loans	(803,666)	(735,514)
Increase in unrealized depreciation on Media	3,327,692	3,269,795
(Increase) decrease in accrued interest receivable	315,854	(28,809)
Decrease in servicing fee receivable	73,245	599,912
Increase in other assets	(708,024)	(3,352,538)
Decrease in accounts payable and accrued expenses	(726,487)	(1,473,240)
Increase (decrease) in accrued interest payable	(5,281,058)	2,389,879

Net cash used in operating activities	(4,401,352)	(9,236,585)

CASH FLOWS FROM INVESTING ACTIVITIES
Originations of investments	(188,621,260)	(99,365,716)
Proceeds from sales and maturities of investments	167,788,292	168,772,597
Investment in and loans to Media, net	(2,562,486)	(1,994,281)
Capital expenditures	(169,808)	(145,125)

Net cash provided by (used in) investing activities	(23,565,262)	67,267,475

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from floating rate borrowings	153,846,532	101,329,935
Repayments of floating rate borrowings	(126,790,150)	(185,530,990)
Net proceeds from (repayments of) fixed rate borrowings	(16,910,000)	24,000,000
Proceeds from issuance of common stock	48,500	—
Payments of declared dividends to current stockholders	(729,710)	(2,190,938)

Net cash provided by (used in) financing activities	9,465,172	(62,391,993)

NET DECREASE IN CASH	(18,501,442)	(4,361,103)
CASH, beginning of period	35,369,285	25,409,058

CASH, end of period	$16,867,843	$21,047,955

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$12,348,230	$15,153,646
Cash paid during the period for income taxes	42,805	40,096
Non-cash investing activities—net transfers from (to) other assets	2,051,473	(8,000,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a Business Development Company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans. As an adjunct to the Company’s finance business, the Company operates a taxicab rooftop advertising business, Medallion Taxi Media, Inc. (Media), which includes a small operating subsidiary in Japan. (See Note 3)

The Company also conducts its business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) section 7(a) program; Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; and Medallion Capital, Inc. (MCI), which operates a mezzanine financing business, and Freshstart Venture Capital Corp. (FSVC), which originates and services taxicab medallion and commercial loans, both SBIC’s.

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

Investments in equity securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market is determined in good faith by management and approved by the Board of Directors based upon an analysis of the assets and revenues of the underlying investee companies, as well as general market trends for businesses in the same industry. Included in equity investments at September 30, 2003 are marketable and non-marketable securities of approximately $583,000 and $1,014,000, respectively. At December 31, 2002, the respective balances were approximately $592,000 and $6,818,000. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 72% and 59% of the Company’s investment portfolio at September 30, 2003 and December 31, 2002 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 81% and 83%, respectively, were in New York City. These loans are collateralized by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio represents loans to various commercial enterprises, in a variety of industries, including wholesaling, food services, financing, broadcasting, communications, real estate and lodging. These loans are collateralized by various receivables, equipment, and/or real estate, and are generally guaranteed by the owners. These loans are made primarily in the metropolitan New York City area. The remaining portion of the Company’s portfolio is from the origination of loans guaranteed by the SBA under its Section 7(a) program, less the sold guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the US Congress.

Collateral Appreciation Participation Loans

During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by 500 City of Chicago taxicab medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios, and was entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral. During 2003 and 2002, $0 additional interest income was recorded. During 2002, 400 of the medallions were returned to the Company in lieu of repayment of the loans. As a result, $8,000,000 of these loans were carried in other assets, and $950,000 was carried in medallion loans, in total representing 2% of the Company’s assets. In addition, the borrower had not paid interest due of $1,265,000. Subsequently, the Company reached agreement to sell 300 of the 400 medallions to new borrowers at book value upon the transfer of the ownership of the medallion licenses by the City of Chicago, and 263 medallions for $5,260,000 had been reclassified back to medallion loans through September 30, 2003, reflecting the transfers to date. The Company also reached an agreement on a term payout of the interest due with the original borrower, which is carried at $1,156,000 and is on nonaccrual. The remaining 100 medallions have been sold to Medallion Chicago, including the syndicated portion, funded by notes with several banks. These medallions are being leased to a fleet operator while being held for long-term appreciation in value. As a RIC, the Company is required to mark-to-market these investments on a quarterly basis, as it does on all of its other investments. The Company believes that it has adequately calculated the fair market value of these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices. The remaining loans for 100 medallions were due in June 2005, and all 100 of the medallions were returned to the Company in lieu of repayment of the loans in the 2003 fourth quarter. The Company has entered into negotiations with certain fleet operators who would buy the medallions for full value, similar to the transactions described above. However, there can be no assurances that such refinancing will occur.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2003 and December 31, 2002, net origination costs totaled approximately $1,620,000 and $1,449,000. Amortization expense was approximately $403,000 and $999,000 for the 2003 third quarter and year-to-date, and was $223,000 and $1,023,000 for the comparable 2002 periods.

Interest income is recorded on the accrual basis. Loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is recognized only when cash is received and not applied against principal amounts outstanding. At September 30, 2003, June 30, 2003, December 31, 2002, and September 30, 2002, total nonaccrual loans were $29,037,000, $31,670,000, $24,208,000, and $32,811,000. The cumulative amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $3,938,000 and $5,823,000 as of September 30, 2003 and 2002, respectively, of which $677,000 and $2,009,000 would have been recognized in the three and nine months ended September 30, 2003, and $1,050,000 and $2,929,000 would have been recognized in the comparable 2002 periods.

Loan Sales and Servicing Fee Receivable

The Company currently accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125” (SFAS 140). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The principal portion of loans serviced for others by the Company was approximately $177,137,000 and $222,269,000 at September 30, 2003 and December 31, 2002.

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

The activity in the reserve for servicing fee receivable follows:

	2003	2002

Balance at December 31,	$2,293,000	$2,376,000
Adjustment to carrying values(1)	856,000	—
Reductions credited to operations	300,000	—

Balance at March 31,	1,137,000	2,376,000
Activity during second quarter	—	—

Balance at June 30,	1,137,000	2,376,000
Activity during third quarter	—	—

Balance at September 30,	$1,137,000	$2,376,000

(1)	During the 2003 first quarter, the Company determined that a fully reserved portion of the servicing asset had suffered a permanent loss in value, and accordingly, reduced both the balance of the gross servicing fee receivable and the related reserve by $856,000. There was no impact on the consolidated statement of income.

The Company also has the option to sell the unguaranteed portions of loans to third party investors. The gain or loss on such sales is calculated in accordance with SFAS No. 140. The discount related to unguaranteed portions sold would be reversed and the Company would recognize a servicing fee receivable or liability based on servicing fees retained by the Company. The Company is required to retain at least 5% of the unguaranteed portion of SBA guaranteed loans. The Company sold unguaranteed portions of loans to third party investors of $3,815,000 during the 2003 nine months and $5,442,000 in the 2002 nine months.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized depreciation on net investments (which excludes Media and foreclosed properties) was $8,534,000 as of September 30, 2003, $958,000 as of December 31, 2002, and $3,744,000 as of September 30, 2002. The Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value. The Company uses Media’s actual results of operations as the best estimate of changes in its fair value, and records the result as a component of unrealized appreciation (depreciation) on investments. See Note 3 for the presentation of financial information for Media.

The table below shows changes in unrealized appreciation (depreciation) on net investments during the nine months ended September 30, 2003 and 2002.

	Loans	Equity Investments	Total

Balance, December 31, 2002(1)	($6,997,426)	$6,039,584	($957,842)
Change in unrealized
Appreciation on investments	—	1,536,220	1,536,220
Depreciation on investments	86,610	39,600	126,210
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	523,640	—	523,640

Balance March 31, 2003(1)	(6,387,176)	7,615,404	1,228,228
Change in unrealized
Appreciation on investments	—	321,407	321,407
Depreciation on investments	(3,752,538)	18,000	(3,734,538)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(11,811)	(3,980,179)	(3,991,990)
Losses on investments	615,791	—	615,791

Balance as of June 30, 2003(1)	(9,535,734)	3,974,632	(5,561,102)
Change in unrealized
Depreciation on investments	395,815	(900)	394,915
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(3,752,387)	(3,752,387)
Losses on investments	384,081	—	384,081

Balance as of September 30, 2003(1)	($8,755,838)	$221,345	($8,534,493)

	Loans	Equity Investments	Total

Balance, December 31, 2001(1)	($9,626,304)	$2,125,252	($7,501,052)
Change in unrealized
Appreciation on investments	—	757,822	757,822
Depreciation on investments	(890,020)	—	(890,020)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(1,411)	—	(1,411)
Losses on investments	696,536	—	696,536

Balance March 31, 2002(1)	(9,821,199)	2,883,074	(6,938,125)
Change in unrealized
Appreciation on investments	—	569,841	569,841
Depreciation on investments	(922,895)	(66,669)	(989,564)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	3,255,018	80,016	3,335,034

Balance as of June 30, 2002(1)	(7,489,076)	3,466,262	(4,022,814)
Change in unrealized
Appreciation on investments	—	49,874	49,874
Depreciation on investments	(521,067)	(222,300)	(743,367)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(1,311)	—	(1,311)
Losses on investments	974,086	—	974,086

Balance as of September 30, 2002(1)	($7,037,368)	$3,293,836	($3,743,532)

(1)	Excludes $141,000 of unrealized depreciation on foreclosed properties at September 30, 2003, $158,000 at June 30, 2003, $28,875 at March 31, 2003, $121,250 at December 31 and September 30, 2002, $19,480 at June 30 and March 31, 2002, and $43,090 at December 31,2001.

The table below summarizes components of unrealized/realized gains and losses.

	Three months ended		Nine months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Increase in net unrealized appreciation (depreciation) on net investments
Unrealized appreciation	$—	$49,874	$1,857,627	$1,377,537
Unrealized depreciation	394,915	(743,367)	(3,213,413)	(2,622,951)
Unrealized depreciation on Media	(1,052,971)	(1,026,526)	(3,327,692)	(3,269,795)
Realized gains	(3,752,387)	(1,311)	(7,744,377)	(2,722)
Realized losses	384,081	974,086	1,523,512	5,005,656
Other	381	(5)	381	—
Unrealized losses on foreclosed properties	—	(131,250)	(186,811)	(128,738)

Total	($4,025,981)	($878,499)	($11,090,773)	$358,987

Net realized gains (losses) on investments
Realized gains	$4,922,496	$1,311	$13,769,739	$2,722
Realized losses	(384,081)	(974,086)	(1,523,512)	(5,005,656)
Direct recoveries (charge-offs)	7,767	(11,407)	83,191	(50,068)
Realized gains (losses) on foreclosed properties	(51,771)	8,766	(182,540)	8,316

Total	$4,494,411	($975,416)	$12,146,878	($5,044,686)

Goodwill

Cost of purchased businesses in excess of the fair value of net assets acquired (goodwill) was amortized on a straight-line basis over fifteen years. Effective January 1, 2002, coincident with the adoption of SFAS No.142, “Goodwill and Intangible Assets,” the Company ceased the amortization of goodwill, and engaged a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill. The Company intends to conduct an annual appraisal of its goodwill, and will recognize any impairment in the period any impairment is identified.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $165,000, $490,000, $153,000, and $454,000 for the 2003 and 2002 third quarters and nine months, respectively.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense was $491,000, $2,374,000, $3,558,000, and $6,623,000 for the 2003 and 2002 third quarters and nine months. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period or written off. The amounts on the balance sheet for all of these purposes were $3,323,000 and $5,135,000 as of September 30, 2003 and December 31, 2002.

Federal Income Taxes

Traditionally, the Company and each of its corporate subsidiaries other than Media (the RIC subsidiaries) have elected to be treated for federal income tax purposes as a regulated investment company (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company did not qualify to be treated as a RIC for 2002, primarily due to a shortfall of interest and dividend income related to total taxable income caused primarily by losses in MFC and other subsidiaries. As a result, the Company was treated as a taxable entity in 2002, which had an immaterial effect on the Company’s financial position and results of operations for 2002. Although there can be no assurances, the Company expected to qualify as a RIC in 2003, but it now anticipates that it will not elect RIC status in 2003 in order to better utilize the net operating loss carryforwards generated in 2002 and prior years.

As a result of the above, for 2003 and for 2002, income taxes were provided under the provisions of SFAS No. 109, “Accounting for Income Taxes,” as the Company was treated as a taxable entity for tax purposes. Accordingly, the Company recognized current and deferred tax consequences for all transactions recognized in the consolidated financial statements, calculated based upon the enacted tax laws, including tax rates in effect for current and future years. Valuation allowances were established for deferred tax assets when it was more likely than not that they would not be realized.

Media is not a RIC and continues to be taxed as a regular corporation. For 2003 and 2002, Media’s losses have been included in the tax calculation of the Company along with MFC. The Trust is not subject to federal income taxation. Instead, the Trust’s taxable income is treated as having been earned by MFC.

Net Increase (Decrease) in Net Assets Resulting from Operations per Share (EPS)

Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised, and has been computed after giving consideration to the weighted average dilutive effect of the Company’s common stock and stock options. The table below shows the calculation of basic and diluted EPS for the three and nine months ended September 30, 2003 and 2002.

	September 30, 2003			September 30, 2002

Three months ended		# of Shares	EPS		# of Shares	EPS

Net increase (decrease) in net assets resulting from operations	$1,111,044			($8,383,739)

Basic EPS
Income (loss) available to common shareholders	$1,111,044	18,245,228	$0.06	($8,383,739)	18,242,728	($0.46)
Effect of dilutive stock options (1)(2)		272,263	—	—	—	—

Diluted EPS
Income (loss) available to common shareholders	$1,111,044	18,517,491	0.06	($8,383,739)	18,242,728	($0.46)

Nine months ended

Net increase (decrease) in net assets resulting from operations	$2,296,179			($12,799,784)

Basic EPS
Income (loss) available to common shareholders	$2,296,179	18,243,570	$0.13	($12,799,784)	18,242,728	($0.70)
Effect of dilutive stock options (1) (2)		111,553	—	—	—	—

Diluted EPS
Income (loss) available to common shareholders	$2,296,179	18,355,123	$0.13	($12,799,784)	18,242,728	($0.70)

(1)	Included in the 2003 third quarter and nine month calculations are 19,000 and 7,000 of diluted shares relating to 70,000 shares of options granted in June 2002, but not included in public filings until the date of this quarterly report. The proper inclusion of these amounts in prior calculations would have had no impact on reported EPS.
(2)	Because there were losses in the 2002 periods, the effect of stock options is antidilutive, and therefore is not presented.

Derivatives

Through June 2002, the Company was party to certain interest rate cap agreements. These contracts were entered into as part of the Company’s management of interest rate exposure, and limited the amount of interest rate risk that could be taken on a portion of the Company’s outstanding debt. All interest rate caps are designated as hedges of certain liabilities; however, any hedge ineffectiveness is charged to earnings in the period incurred. Premiums paid on the interest rate caps were previously amortized over the lives of the cap agreements and amortization of these costs was recorded as an adjustment to interest expense. Upon adoption of SFAS 133, the interest rate caps were recorded as a reduction of interest expense over the life of the agreements. No amounts were charged to earnings in 2003 or 2002. The Company had no interest rate cap agreements outstanding as of September 30, 2003.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3) INVESTMENT IN AND LOANS TO MEDIA

The following table presents Media’s consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Advertising revenue	$1,562,439	$1,783,443	$4,226,045	$5,013,139
Cost of fleet services	1,004,775	1,213,320	3,349,970	3,635,272

Gross profit	557,664	570,123	876,075	1,377,867
Depreciation and other non cash adjustments	595,898	342,028	1,829,210	1,354,235
Other operating expenses	1,062,369	1,258,841	3,251,418	3,941,494

Loss from operations	(1,100,603)	(1,030,746)	(4,204,553)	(3,917,862)
Other income	42,124	—	877,336	—

Loss before taxes	(1,058,479)	(1,030,746)	(3,327,217)	(3,917,862)
Income tax provision (benefit)	(5,508)	(4,220)	475	(648,067)

Net loss	($1,052,971)	($1,026,526)	($3,327,692)	($3,269,795)

The following table presents Media’s consolidated balance sheets.

	September 30, 2003	December 31, 2002

Cash	$143,440	$211,090
Accounts receivable	1,411,889	1,031,698
Federal income tax receivable	—	278,531
Equipment, net	1,036,578	2,089,830
Prepaid signing bonuses	1,566,198	2,201,315
Goodwill	2,082,338	2,082,338
Other	455,564	291,654

Total assets	$6,696,007	$8,186,456

Accounts payable and accrued expenses	1,332,570	$1,031,549
Deferred revenue	1,286,280	789,846
Due to parent	12,958,974	10,388,562
Note payable to banks	371,901	1,858,815
Federal income tax payable	20,438	—

Total liabilities	15,970,163	14,068,772

Equity	1,001,000	1,001,000
Accumulated net losses	(10,275,156)	(6,883,316)

Total accumulated net losses	(9,274,156)	(5,882,316)

Total liabilities and equity	$6,696,007	$8,186,456

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

In the 2003 third quarter, continued negotiations with certain fleets were concluded with the result that $324,000 that Media had accrued as payments to these fleets was reversed against Media’s cost of fleet services. Also, in the 2003 nine months, Media settled a claim against one of its fleet operators. The result was a termination of certain contractual relations, the payment of $1,052,000 to Media, the transfer of certain assets to the fleet operator, and the forgiveness of certain liabilities Media owed the fleet operator. The net result of this settlement was an $835,000 gain reflected as other income in the accompanying statement of operations. A portion of the proceeds from this settlement was used by Media to repay the balance of its US third-party outstanding debt. Also during the 2003 second quarter, Media determined that certain tops were no longer usable, and $398,000 of these tops were written off to depreciation expense.

In 2001, Media recorded a $1,350,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes, of which $656,000 was reversed in the 2002 first quarter as a result of changes in the tax laws. During 2001, primarily as a result of expansion into numerous cities and the lag associated with selling those taxicab tops, Media began to incur losses for both financial reporting and tax purposes, indicating that this deferred tax asset now represented a receivable or refund from the tax authorities for those taxes previously paid. However, due to statutory limitations in 2001 on Media’s ability to carry these tax losses back more than two years, and the uncertainties concerning the level of Media’s taxable income in the future, Media determined to reserve against the receivable. In March 2002, Congress passed, and the President signed, an economic stimulus bill that among its provisions included a carryback provision for five years. As a result, Media carried back an additional $656,000 in the 2002 first quarter and retains a net operating loss carryforward of $6,163,287 at September 30, 2003.

The increase in amounts due to parent primarily reflected charges for salaries and benefits and corporate overhead paid by the parent on Media’s behalf. The decrease in equipment and prepaid signing bonuses included the adjustments related to the contract settlement and the tops writeoff described above. The increase in accounts receivable and deferred revenue reflect increased sales activity to be recognized in future periods. The reduction in federal income tax receivable reflected the collection of the refunds, the balance of which was received in the 2003 first quarter.

(4) FLOATING RATE BORROWINGS

In September 2002, the Company and MFC renegotiated a substantial portion of their outstanding debt. The Trust entered into a revolving line of credit with Merrill Lynch Bank, USA (MLB) for the purpose of acquiring medallion loans from MFC and to provide for future growth in the medallion lending business. The funds paid to MFC by the Trust were used to pay down notes payable to banks and senior secured notes. As a result of these paydowns, the Company and MFC were able to negotiate amendments to their existing facilities with the banks and noteholders. As of September 30, 2003, the Company and MFC had fully paid off its previous notes payable to banks and senior secured notes, were current on all debt obligations, and in full compliance with all terms and conditions.

Borrowings under the Trust’s revolving line of credit are collateralized by the Trust’s assets and borrowings under the notes payable to banks and the senior secured notes were collateralized by the assets of MFC and the Company.

The outstanding balances were as follows:

	September 30, 2003	December 31, 2002

Revolving line of credit	$199,325,000	$132,590,000
Notes payable to banks (1)	10,654,000	48,018,000
Senior secured notes	—	2,314,000

Total	$209,979,000	$182,922,000

(1)	In the 2003 third and second quarters, the Company and MFC entered into lending arrangements with banks unconnected to the previous bank debt agreements. See additional information presented below.

(A) REVOLVING LINE OF CREDIT

In September 2002, and as renegotiated in September 2003, the Trust entered into a revolving line of credit agreement with Merrill Lynch Commercial Finance Corp., as successor to MLB, to provide up to $250,000,000 of financing to acquire medallion loans from MFC (MLB line), which increases to $300,000,000 in September 2004. MFC is the servicer of the loans owned by the Trust. The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The MLB line matures in September 2005. The interest rate is generally LIBOR plus 1.25% with an unused facility fee of 0.125%, effective September 2003, and was LIBOR plus 1.50% and 0.375%, previously. The facility fee was $375,000 at the September 2003 loan closing and $900,000 on the first anniversary date.

(B) NOTES PAYABLE TO BANKS AND SENIOR SECURED NOTES

New Bank Loans

On April 30, 2003, the Company entered into a $7,000,000 note agreement with Atlantic Bank of New York, collateralized by certain assets of MBC. The note matures on November 1, 2003 and bears interest at Atlantic Bank’s prime rate plus 0.25%, payable monthly. Principal is due at maturity. Subsequent to quarter end, this note was renewed and extended to May 1, 2004 on the same terms and conditions.

On June 30, 2003, an operating subsidiary of MFC entered into a $2,000,000 note agreement with Banco Popular North America, collateralized by certain taxicab medallions owned by Medallion Chicago. The note matures June 1, 2007 and bears interest at the bank’s prime rate less 0.25%, payable monthly. Principal and interest payments of $18,000 are due monthly, with the balance due at maturity.

On July 11, 2003 certain operating subsidiaries of MFC entered into an aggregate $1,700,000 of note agreements with Atlantic Bank of New York and Israel Discount Bank, collateralized by certain taxicab medallions owned by Medallion Chicago. The notes mature July 8, 2006 and bear interest at the LIBOR plus 2%, adjusted annually, payable monthly. Principal and interest payments of $3,000 are due monthly, with the balance due at maturity.

The Company Bank Loan

The Company Bank Loan was paid off in the 2003 second quarter. It bore interest at the rate per annum of prime plus 0.5%. The Company Bank Loan permitted the payment of dividends solely to the extent necessary to enable the Company to maintain its status as a RIC, and to avoid the payment of excise taxes, consistent with the Company’s dividend policy. The Company Bank Loan was collateralized by all receivables and various other assets owned by the Company. All financial covenants except for the borrowing base covenants were waived during the term of the loan.

On July 31, 1998 (and as subsequently amended and restated), the Company and MBC entered into the Company Bank Loan, a committed revolving credit agreement with a group of banks. On September 21, 2001, the Company Bank Loan was extended to November 5, 2001 to allow for continuation of renewal discussions which were completed and an amendment signed on February 20, 2002. The Company Bank Loan was further amended on September 13, 2002. As of December 31, 2002, amounts available under this loan agreement were $0.

The MFC Bank Loan

The MFC Bank Loan was paid off in the 2003 second quarter. It bore interest at the rate per annum of prime, which increased to prime plus 0.5% on January 11, 2003, and further increased to prime plus 1% on May 11, 2003. The MFC Bank Loan permitted the payment of dividends solely to the extent necessary to enable MFC to maintain its status as a RIC and to avoid the payment of excise taxes, consistent with MFC’s dividend policy. The MFC Bank Loan was collateralized by all receivables and various other assets owned by MFC. The collateral for the MFC Bank Loan collateralized both the MFC Bank Loan and the MFC Note Agreements on an equal basis. All financial covenants except for the borrowing base covenants were waived during the term of the loan.

On March 27, 1992 (and as subsequently amended and restated), MFC entered into the MFC Bank Loan, a line of credit with a group of banks. Effective on June 1, 1999, MFC extended the MFC Bank Loan until September 30, 2001 at an aggregate credit commitment amount of $220,000,000, an increase from $195,000,000 previously, pursuant to the Amended and Restated Loan Agreement dated December 24, 1997. Amounts available under the MFC Bank Loan were reduced by amounts outstanding under the commercial paper program as the MFC Bank Loan acted as a liquidity facility for the commercial paper program. The MFC Bank Loan was further amended on March 30, 2001, September 30, 2001, December 31, 2001, April 1, 2002, and September 13, 2002. As of December 31, 2002, amounts available under the MFC Bank Loan were $0.

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

Amendments to the Company Bank Loan, MFC Bank Loan, and MFC Note Agreements

Previously, in the 2001 fourth quarter, the Company Bank Loan matured and MFC was in default under its bank loan and its senior secured notes. As of April 1, 2002 and September 13, 2002, the Company and MFC obtained amendments to their bank loans and senior secured notes. The amendments, in general, waived all defaults through September 13, 2002, changed the maturity dates of the loans and notes, modified the interest rates borne on the bank loans and the secured notes, required certain immediate, scheduled or other prepayments of the loans and notes and reductions in the commitments under the bank loans, required the Company and MFC to engage or seek to engage in certain asset sales, and instituted additional operating restrictions and reporting requirements, with the final amendment reducing such rates.

In addition to the changes in maturity, the interest rates on the Company and MFC’s Bank Loans and MFC’s Note Agreements were modified, and additional fees were charged to renew and maintain the facilities and notes. The last amendments contained substantial limitations on our ability to operate and in some cases required modifications to our previous normal operations. Covenants restricting investment in certain subsidiaries, elimination of various intercompany balances between affiliates, limits on the amount and timing of dividends, the tightening of operating covenants, and additional reporting obligations were added as a condition of renewal.

Interest and Principal Payments

Interest and principal payments were paid monthly. Interest on the bank loans was calculated monthly at a rate indexed to the banks’ prime rate. Substantially all promissory notes evidencing the Company’s and MFC’s investments, other than those held by the Trust, were held by a bank as collateral agent under the agreements. The Company and MFC were required to pay an amendment fee of 25 basis points on the amount of the aggregate commitment for the Company. As noted above, the amendments to the Company’s bank loans and senior secured notes, entered into during 2002, involved changes, and in some cases increases, to the interest rates payable thereunder. In addition, during events of default, the interest rate borne on the lines of credit was based upon a margin over the prime rate rather than LIBOR. In addition to the interest rate charges, $15,062,000 had been incurred through September 30, 2003 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which $123,000, $63,000, $5,871,000, and $8,972,000 were expensed as part of costs of debt extinguishment during the three and nine months ended September 30, 2003 and 2002, respectively, $312,000, $1,995,000, $182,000, and $642,000 were expensed as part of interest expense during the three and nine months ended September 30, 2003 and 2002, respectively, and $0, $0, $0, and $173,000 was expensed as part of professional fees in the three and nine months ended September 30, 2003 and 2002. The balance of $1,638,000, which relates solely to the Trust’s new line of credit with MLB, will be charged to interest expense over the remaining term of the line of credit.

(C) INTEREST RATE CAP AGREEMENTS

On June 22, 2000, MFC entered into an interest rate cap agreement limiting the Company’s maximum LIBOR exposure on $10,000,000 of MFC’s revolving credit facility to 7.25% until June 24, 2002. Premiums paid under interest rate cap agreements were fully expensed by the end of 2001. There were no unamortized premiums as of September 30, 2003.

(5) FIXED RATE BORROWINGS

Outstanding SBA debentures, all of which mature more than 5 years from September 30, 2003, were as follows:

(Dollars in thousands) Due Date	September 30, 2003	December 31, 2002	Interest Rate(1)

September 1, 2011	$17,985	$17,985	6.77%
March 1, 2013	16,300	15,000	5.51
March 1, 2012	10,500	10,500	7.22
September 1, 2013	3,150	—	2.49
September 1, 2012	3,000	3,000	5.55
March 1, 2007	—	4,210	—
September 1, 2007	—	4,060	—
March 1, 2006	—	2,000	—
December 1, 2006	—	5,500	—
June 1, 2007	—	3,000	—
March 1, 2013	—	1,300	—
June 1, 2005	—	520	—
December 1, 2005	—	520	—
June 1, 2006	—	250	—

Totals	$50,935	$67,845	6.12%

(1)	As of September 30, 2003

During 2001, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of five years. MCI drew down $10,500,000 during June 2001 and $4,500,000 during December 2001. FSVC drew down $7,485,000 in July 2001, $6,000,000 in January 2002, $3,000,000 in April 2002, $15,000,000 in September 2002, $1,300,000 in November 2002, and $3,150,000 in September 2003.

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

(7) OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income were as follows:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Late charges and prepayment penalties	$360,983	$300,145	$936,577	$983,958
Servicing fee income	239,250	211,032	987,496	722,062
Accretion of discount	85,391	136,809	395,405	476,560
Revenue sharing income	—	17,600	34,275	949,811
Other	219,910	117,106	412,127	632,974

Total other income	$905,534	$782,692	$2,765,880	$3,765,365

Included in servicing fee income was $300,000 in the 2003 first quarter to reduce the valuation reserve for the servicing fee receivable, which resulted from improvements in prepayment patterns (see Note 2). The reduction in accretion of discount in both periods was primarily due to the lower amounts of SBA Section 7 (a) loans outstanding. Included in revenue sharing income was a success fee earned on a mezzanine investment of $873,000 in the 2002 second quarter, and included in other income was, $115,000 of termination fees earned on deals that weren’t consummated in the 2003 third quarter, and referral fees and insurance proceeds of $111,000 in the 2002 second quarter.

The major components of other operating expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Facilities expense	$289,290	$281,704	$888,604	$803,375
Loan collection expense	204,246	185,766	587,971	515,853
Depreciation and amortization	164,784	153,430	489,647	454,319
Insurance	141,770	138,717	463,366	426,581
Travel, meals, and entertainment	120,475	125,367	352,688	438,253
Computer expense	69,164	81,553	188,522	209,177
Office expense	54,550	89,413	218,154	283,529
Directors fees	54,062	45,064	172,039	124,918
Telephone	45,192	47,490	136,026	157,800
Bank charges	38,748	35,651	179,772	159,374
Dues and subscriptions	18,976	34,286	81,387	81,669
Other expenses	353,253	431,140	1,023,184	1,347,942

Total operating expenses	$1,554,510	$1,649,581	$4,781,360	$5,002,790

The decreases in travel, meals, and entertainment; office; telephone; dues and subscriptions; and other expenses were primarily due to the Company’s continued efforts to decrease overall expenses. Directors fees increased primarily due to increases in the amounts paid to directors, in the number of directors serving on the Board, in the number of board meetings held.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Per share data:
Net asset value at the beginning of the period	$8.93	$9.35	$8.87	$9.59
Net investment income(loss)	0.04	(0.35)	0.07	(0.44)
Realized gains (losses) on investments	0.24	(0.05)	0.67	(0.28)
Net unrealized appreciation (depreciation) on investments	(0.22)	(0.06)	(0.61)	0.02

Net increase (decrease) in net assets resulting from operations	0.06	(0.46)	0.13	(0.70)
Issuance of common stock	0.00	0.00	0.00	0.00
Distribution of net investment income	(0.03)	(0.03)	(0.04)	(0.03)
Other	0.00	(0.00)	0.00	0.00

Net asset value at the end of the period	$8.96	$8.86	$8.96	$8.86

Per share market value at beginning of period	$6.97	$5.28	$3.90	$7.90
Per share market value at end of period	6.30	4.77	6.30	4.77
Total return (1)	(36%)	(9%)	83%	(39%)

Ratios/supplemental data
Average net assets	$163,151,000	$167,300,000	$162,071,000	$170,998,000
Ratio of operating expenses to average net assets (2)	10%	11%	10%	11%
Ratio of net investment income (loss) to average net assets (2) (3)	1.99%	1.73%	1.14%	0.62%

(1)	Total return is calculated by comparing the change in value of a share of common stock assuming the reinvestment of dividends on the payment date.
(2)	For the 2003 and 2002 third quarter and nine months, excludes $123,0000, $63,000, $5,871,000, and $8,972,000, respectively, of costs of debt extinguishment from the calculation. Unadjusted, the ratios would have been 10% and 1.69% for operating expenses and net investment income for the 2003 third quarter, 10% and 1.08% for the 2003 nine months, 24% and (15.32%) for the 2002 third quarter, and 18% and (6.29%) for the 2002 nine months.
(3)	Amounts shown for the 2002 third quarter and nine months are as reported in the 2002 Form 10Q. Amounts calculated using current methodology for the 2002 three and nine months would have been (1.40%) and 0.72%, respectively.

(9) SUBSEQUENT EVENT

On October 2, 2003, the Federal Deposit Insurance Corporation (FDIC) approved the application of Medallion Bank (MB), a wholly-owned subsidiary of the Company, for Federal deposit insurance, subject to certain conditions. This allows the Company to begin the process of capitalizing MB and commencing operations, which is expected in late 2003 or early in 2004.

Subsequent to quarter-end, BLL had an exit interview with the State of Connecticut (State) relating to a recently completed exam which raised concerns about BLL’s progress under the existing agreement. BLL disagreed with a number of points that were raised and has formally responded to the State. Certain of the State’s concerns covered $550,000 of potential additional valuation adjustments, which BLL believes were not necessary. If not satisfactorily resolved, these adjustments could impact BLL’s and the Company’s financial position in the future. Although there can be no assurances, BLL and the Company believe the State’s concerns will be satisfactorily addressed without material financial consequences.

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

GENERAL

Medallion Financial Corp. (the Company) is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses. Since 1996, the year in which the Company went public, it has increased its medallion loan portfolio at a compound annual growth rate of 11%, and its commercial loan portfolio at a compound annual growth rate of 15%. Total assets under our management, which includes assets serviced for third party investors, were approximately $608,179,000 as of September 30, 2003, and have grown from $215,000,000 at the end of 1996, a compound annual growth rate of 17%.

The Company’s loan-related earnings depend primarily on its level of net interest income. Net interest income is the difference between the total yield on the Company’s loan portfolio and the average cost of borrowed funds. The Company funds its operations through a wide variety of interest-bearing sources, such as revolving bank facilities, debentures issued to and guaranteed by the SBA, and bank term debt. Net interest income fluctuates with changes in the yield on the Company’s loan portfolio and changes in the cost of borrowed funds, as well as changes in the amount of interest-bearing assets and interest-bearing liabilities held by the Company. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance the Company’s lending activities. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities.

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

Realized gains or losses on investments are recognized when the investments are sold or written off. The realized gains or losses represent the difference between the proceeds received from the disposition of portfolio assets, if any, and the cost of such portfolio assets. In addition, changes in unrealized appreciation or depreciation of investments are recorded and represent the net change in the estimated fair values of the portfolio assets at the end of the period as compared with their estimated fair values at the beginning of the period. Generally, realized gains (losses) on investments and changes in unrealized appreciation (depreciation) on investments are inversely related. When an appreciated asset is sold to realize a gain, a decrease in the previously recorded unrealized appreciation occurs. Conversely, when a loss previously recorded as an unrealized loss is realized by the sale or other disposition of a depreciated portfolio asset, the reclassification of the loss from unrealized to realized causes a decrease in net unrealized depreciation and an increase in realized loss.

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

	September 30, 2003		June 30, 2003		December 31, 2002		September 30, 2002

(Dollars in thousands)	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance

Medallion loans
New York	6.23%	$223,810	6.55%	$220,599	7.41%	$174,682	7.95%	$169,758
Chicago	7.08	25,266	7.67	18,964	7.52	13,571	8.95	11,267
Boston	7.85	14,088	8.46	12,759	10.60	9,741	11.64	8,717
Newark	9.51	7,867	9.67	7,927	10.17	7,665	10.29	7,485
Cambridge	7.48	3,297	7.74	2,906	9.69	2,151	10.38	2,227
Other	9.86	3,124	9.94	3,330	10.55	3,548	10.79	3,704

Total medallion loans	6.54	277,452	6.87	266,485	7.74	211,358	8.33	203,158

Deferred loan acquisition costs		860		726		309		409
Unrealized depreciation on loans		(1,069)		(1,146)		(1,191)		(1,106)

Net medallion loans		$277,243		$266,065		$210,476		$202,461

Commercial loans
Secured mezzanine	13.43%	$34,686	12.86%	$34,449	12.87%	$33,361	12.48%	$36,077
Asset based	6.50	21,976	6.55	22,299	9.92	42,525	9.23	49,728
SBA Section 7(a)	6.90	21,811	7.54	24,740	7.38	32,665	7.94	47,133
Other secured commercial	8.73	33,669	9.35	33,138	9.20	36,013	9.79	43,794

Total commercial loans	9.39	112,142	9.47	114,626	9.85	144,564	9.14	176,732

Deferred loan acquisition costs		759		808		1,140		1,214
Discount on SBA section 7(a) loans sold		(364)		(1,278)		(1,537)		(2,675)
Unrealized depreciation on loans		(7,687)		(8,390)		(5,806)		(5,931)

Net commercial loans		$104,850		$105,766		$138,361		$169,340

Equity investments	0.00%	$1,375	0.00%	$1,370	0.00%	$1,370	0.00%	$1,510

Unrealized appreciation on equities		221		3,975		6,039		3,294

Net equity investments		$1,596		$5,345		$7,409		$4,804

Net investments at cost	7.36%	$390,969	7.65%	$382,481	8.60%	$357,292	8.70%	$381,400

Deferred loan acquisition costs		1,619		1,534		1,449		1,623
Discount on SBA section 7(a) loans sold		(364)		(1,278)		(1,537)		(2,675)
Unrealized appreciation on equities		221		3,975		6,039		3,294
Unrealized depreciation on loans		(8,756)		(9,536)		(6,997)		(7,037)

Net investments		$383,689		$377,176		$356,246		$376,605

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Investment Activity

The following table sets forth the components of activity in the net investment portfolio for the period indicated.

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net investments at beginning of period	$377,176,405	$401,028,679	$356,246,444	$455,595,383
Investments originated	50,652,267	36,531,117	188,621,260	99,365,716
Sales and maturities of investments	(44,347,442)	(52,174,481)	(167,788,292)	(168,772,597)
Net transfers from (to) other assets	(1,050,394)	(8,000,000)	2,051,473	(8,000,000)
Increase in unrealized appreciation (depreciation)(1)	(2,973,010)	279,277	(7,576,270)	3,757,520
Realized gains (losses) net(2)	4,546,182	(984,182)	12,329,418	(5,053,001)
Realized gain on sales of loans	87,967	147,295	803,666	735,514
Amortization of origination costs	(403,339)	(222,661)	(999,063)	(1,023,491)

Net increase (decrease) in investments	6,512,231	(24,423,635)	27,442,192	(78,990,339)

Net investments at end of period	$383,688,636	$376,605,044	$383,688,636	$376,605,044

(1)	Excludes unrealized depreciation of $0, $186,811, $131,250, and $128,738 for the three and nine months ended September 30, 2003 and 2002, respectively, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

(2)	Excludes realized gains (losses) of ($51,771), ($182,540), $8,766, and $8,316 for the three and nine months ended September 30, 2003 and 2002 periods, respectively, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

Portfolio Summary

Total Portfolio Yield

The weighted average yield of the total portfolio at September 30, 2003 was 7.36%, decreases of 29 basis points from 7.65% at June 30, 2003, 124 basis points from 8.60% at December 31, 2002, and 134 basis points from 8.70% at September 30, 2002. The decreases primarily reflected the reductions in the general level of interest rates in the economy, demonstrated by the reduction in the prime rate from 9.5% at the beginning of 2001 to 4% at quarter end. The general rate decrease was partially mitigated by the sizable number of fixed-rate medallion loans which reprice at longer intervals, and the generally high yields, including some at fixed rates, on the commercial portfolio. The Company is working on increasing both the percentage of commercial loans in the total portfolio and the origination of floating and adjustable-rate loans and non-New York City medallion loans.

Medallion Loan Portfolio

The Company’s medallion loans comprised 72% of the total investment portfolio of $383,689,000 at September 30, 2003, compared to 71% at the prior quarter end, 59% at year-end, and 53% a year ago. The medallion loan portfolio increased by $11,177,000 or 4% in the quarter, and $66,767,000 or 32% year-to-date, reflecting increases in most markets, particularly in New York City and Chicago, as loans were originated and refinanced in order to qualify for sale to the Trust at more favorable rates. The Company had $32,742,000 of loans participated to third party lenders for which the Company earns a fee for servicing the loans.

The weighted average yield of the medallion loan portfolio at September 30, 2003 was 6.54%, decreases of 33 basis points from 6.87% at the prior quarter-end, 120 basis points from 7.74% at December 31, 2002, and 179 basis points from 8.33% at September 30, 2002. The decreases in yield primarily reflected the generally lower level of interest rates in the economy as maturing and renewing loans are repriced at the lower current market rates. New York City medallion loans were 81% of the medallion portfolio compared to 83% at year-end, up 1% from 80% a year ago. The Company continues to focus its efforts on originating higher yielding medallion loans outside the New York City market.

Commercial Loan Portfolio

The Company’s commercial loans, which historically have had higher yields than medallion loans, comprised 27% of the total investment portfolio as of September 30, 2003 and the prior quarter-end, 39% at year-end, and 46% a year ago, generally reflecting decreases in all business lines, particularly in the asset-based lending and SBA Section 7(a) businesses, reflecting the slowdown in originations due to liquidity constraints, and the sales or participations of certain assets.

The weighted average yield of the commercial loan portfolio at September 30, 2003 was 9.39%, a decrease of 8 basis points from 9.47% at the prior quarter end, a decrease of 46 basis points from 9.85% at December 31 2002, and an increase of 25 basis points from

9.14% at September 30, 2002. The changes generally related to changes in the portfolio mix between lower yielding and higher yielding portfolios, including the sales or participations resulting from our refinancing activities. The Company continues to originate adjustable-rate and floating-rate loans to help mitigate its interest rate risk in a rising interest rate environment. At September 30, 2003 and June 30, 2003, floating-rate loans represented approximately 51% of the commercial portfolio, compared to 62% and 68% at December 31, 2002 and September 30, 2002. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Delinquency Trends

The following table shows the trend in loans 90 days or more past due:

	September 30, 2003		June 30, 2003		December 31, 2002		September 30, 2002

Dollars in thousands	$	%(1)	$	%(1)	$	%(1)	$	%(1)

Medallion loans	$5,258	1.4%	$4,579	1.2%	$7,519	2.1%	$9,801	2.6%

Commercial loans
Secured mezzanine	10,682	2.7	11,877	3.1	9,669	2.7	11,681	3.1
SBA Section 7(a) loans	5,279	1.4	6,565	1.7	8,326	2.3	10,106	2.7
Asset-based receivable	—	0.0	—	0.0	—	0.0	—	0.0
Other commercial secured loans	2,990	0.8	2,775	0.8	4,071	1.1	9,575	2.5

Total commercial loans	18,951	4.8	21,217	5.6	22,066	6.1	31,362	8.3

Total loans 90 days or more past due	$24,209	6.2%	$25,796	6.8%	$29,585	8.2%	$41,163	10.9%

(1)	Percentage is calculated against the total investment portfolio.

In general, collection efforts over the past 18 months have substantially contributed to the sizable reduction in the overall delinquency patterns. The decrease in medallion delinquencies from a year ago primarily represents improvements as the economic fallout from the events of September 11, 2001 have receded and business for many fleet owners and individual drivers has returned to more normal patterns of delinquencies. The increase from the second quarter is viewed as a temporary spike. The overall increase in secured mezzanine financing delinquencies primarily reflected the impact of the economy on certain concession and media properties, some of which is believed to be of temporary nature, and is not unusual given the nature of this kind of business and the current stage of the economic cycle. The continued improvement in the trend of delinquencies in the SBA Section 7(a) portfolio and the other commercial secured loan portfolio primarily reflected management’s efforts to collect and restructure nonperforming loans, and the foreclosure of certain loans, transferring them to other assets. Included in the SBA Section 7(a) delinquency figures are $983,000, $2,028,000, $2,292,000, and $3,262,000 at September 30, 2003, June 30, 2003, December 31, 2002, and June 30, 2002, respectively, which represent loans repurchased for the purpose of collecting on the SBA guarantee. The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

The following table presents credit-related information for the net investment portfolio.

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Total loans
Medallion loans			$277,242,543	$202,461,476
Commercial loans			104,849,594	169,339,795

Total loans			382,092,137	371,801,271
Equity investments (1)			1,596,499	4,803,773

Net investments			$383,688,636	$376,605,044

Realized gains (losses) on loans and equity investments
Medallion loans	($60,000)	($58,950)	($104,219)	($340,691)
Commercial loans (2)	(316,315)	(916,466)	(1,332,863)	(4,623,978)

Total loans	(376,315)	(975,416)	(1,437,082)	(4,964,669)
Equity investments	4,870,726	—	13,583,960	(80,017)

Total realized gains (losses) on loans and equity investments	$4,494,411	($975,416)	$12,146,878	($5,044,686)

Realized gains (losses) as a % of average balances outstanding (3)
Medallion loans	(0.09%)	(0.11%)	(0.05%)	(0.18%)
Commercial loans(2)	(1.19)	(2.10)	(1.73)	(3.79)
Total loans	(0.40)	(1.00)	(0.53)	(1.60)
Equity investments	764.34	0.00	337.63	(2.41)
Net investments	4.69	(0.99)	4.41	(1.61)

Net unrealized appreciation (depreciation) on investments
Medallion loans			($1,069,395)	($1,105,890)
Commercial loans			(7,686,443)	(5,931,478)

Total loans			(8,755,838)	(7,037,368)
Equity investments			221,345	3,293,836

Total net unrealized depreciation on investments			($8,534,493)	($3,743,532)

Unrealized appreciation (depreciation) as a % of balances outstanding
Medallion loans			(0.39%)	(0.55%)
Commercial loans			(7.33)	(3.50)
Total loans			(2.29)	(1.89)
Equity investments			13.86	68.57
Net investments			(2.22)	(0.99)

(1)	Represents common stock and warrants held as investments.
(2)	Includes realized losses of $51,771 and $182,540 for the three and nine months ended September 30, 2003, and realized gains of $8,766 and $8,316 for the comparable 2002 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.
(3)	Realized (gains) losses as a % of average balance outstanding has been annualized.

Equity Investments

Equity investments were 1%, 1%, 2%, and 1% of the Company’s total portfolio at September 30, 2003, June 30, 2003, December 31, 2002, and September 30, 2002. Equity investments are comprised of common stock and warrants, primarily at MCI. The increase in equities over the last two years is primarily a result of the unrealized appreciation recorded on a publicly traded investment, all of which was sold in the 2003 third quarter and nine months.

Investment in and loans to Media

The investments and loans to Media represent the Company’s investment in its taxicab advertising business, including contributed capital, the Company’s share of accumulated losses, and intercompany loans provided to Media for operating capital.

Trend in Interest Expense

The Company’s interest expense is driven by the interest rate payable on its short-term credit facilities with banks, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. As a result of amendments to the credit facilities and senior secured notes, the Company’s cost of funds increased during the first nine months of 2002, and decreased thereafter. As noted below, the amendments to the credit facilities and senior secured notes entered into during 2002 involved changes, and in some cases increases, to the interest rates payable thereunder. In addition, during events of default, the interest rate on the loans was increased by 2 percentage points. See the table on page 28 for the average cost of borrowed funds. The September 13, 2002 amendments repriced the bank loans to 5.25%

for the Company and 4.75% for MFC, and repriced MFC’s senior secured notes to 8.85%. In addition to the interest rate charges, $15,062,000 had been incurred through September 30, 2003 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which $123,000, $63,000, $5,871,000, and $8,972,000 were expensed as part of costs of debt extinguishment during the three and nine months ended September 30, 2003 and 2002, respectively, $312,000, $1,995,000, $182,000, and $642,000 were expensed as part of interest expense during the three and nine months ended September 30, 2003 and 2002, respectively, and $0, $0, $0, and $173,000 was expensed as part of professional fees in the three and nine months ended September 30, 2003 and 2002. The balance of $1,638,000, which relates solely to the Trust’s new line of credit with MLB, will be charged to interest expense over the remaining term of the line of credit.

During the 2002 third quarter, the Trust closed a $250,000,000 line of credit with MLB for lending on medallion loans, which was priced at LIBOR plus 1.50%, excluding fees and other costs. All of the draws on this line were paid to MFC for medallion loans purchased, and were used by MFC to repay higher priced debt with the banks and noteholders, and to purchase loans for the Trust from participants and affiliates. During the 2003 third quarter, this line was renegotiated and borrowings are now generally at LIBOR plus 1.25%.

The Company’s cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Notes 4 and 5 to the consolidated financial statements for details on the terms of all outstanding debt. The Company’s debentures issued to the SBA typically have terms of ten years.

The Company measures its borrowing costs as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and nine months ended September 30, 2003 and 2002. Average balances have declined from a year ago, primarily reflecting the sale or participation of loans to other financial institutions, reductions in the level of loan originations, and the usage of operating cash flow to raise capital for debt reductions and other corporate purposes. The decline in borrowing costs reflected the utilization of the lower cost revolving line of credit with MLB, and the trend of declining interest rates in the economy, partially offset by higher cost bank debt and related renewal expenses, and additional long-term SBA debt also at higher rates.

	Three Months Ended			Nine Months Ended

	Interest Expense	Average Balance	Average Cost of Funds	Interest Expense (1)	Average Balance	Average Cost of Funds

September 30, 2003
Floating rate borrowings	$1,841,000	$205,946,000	2.95%	$6,075,000	$190,455,000	3.16%
Fixed rate borrowings	971,000	56,281,000	6.44	3,264,000	62,841,000	6.50

Total	$2,812,000	$262,227,000	3.70	$9,339,000	$253,296,000	3.98

September 30, 2002
Floating rate borrowings	$4,022,000	$216,080,000	8.65%	$12,922,000	$241,377,000	7.40%
Fixed rate borrowings	1,023,000	53,334,000	7.11	2,870,000	51,350,000	6.90

Total	$5,045,000	$269,414,000	8.34	$15,792,000	$292,727,000	7.31

(1)	Included in interest expense in the 2003 nine months was $538,000 of interest reversals. Adjusted for this amount, the floating rate borrowings average cost of borrowed funds and the total average cost of borrowed funds were 3.53% and 4.27%, respectively, in the 2003 nine months.

The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under the Small Business Investment Act of 1958 (SBIA) and SBA regulations. The Company believes that its transition to financing operations primarily with short-term LIBOR-based secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain hedging strategies. At September 30, 2003, December 31, 2002, and September 30, 2002, short-term LIBOR-based debt, constituted 80%, 73%, and 74% of total debt, respectively.

Taxicab Advertising

In addition to its finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media’s revenue is affected by the number of taxicab rooftop advertising displays currently showing advertisements, and the rate charged customers for those displays. At September 30, 2003, Media had approximately 6,800 installed displays in the United States. The Company expects that Media will continue to expand its operations by entering new markets on its own or through acquisition of existing taxicab rooftop advertising companies. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company’s operations because SEC regulations prohibit the consolidation of non-investment companies with investment companies.

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

In the 2003 third quarter, continued negotiations with certain fleets were concluded with the result that $324,000 that Media had accrued as payments to these fleets was reversed against Media’s cost of fleet services. Also, in the 2003 nine months, Media settled a claim against one of its fleet operators. The result was a termination of certain contractual relations, the payment of $1,052,000 to Media, the transfer of certain assets to the fleet operator, and the forgiveness of certain liabilities Media owed the fleet operator. The net result of this settlement was an $835,000 gain reflected as other income in the accompanying statement of operations. A portion of the proceeds from this settlement was used by Media to repay the balance of its US third-party outstanding debt. Also during the 2003 second quarter, Media determined that certain tops were no longer usable, and $398,000 of these tops were written off to depreciation expense.

In 2001, Media recorded a $1,350,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes, of which $656,000 was reversed in the 2002 first quarter as a result of changes in the tax laws. During 2001, primarily as a result of expansion into numerous cities and the lag associated with selling those taxicab tops, Media began to incur losses for both financial reporting and tax purposes, indicating that this deferred tax asset now represented a receivable or refund from the tax authorities for those taxes previously paid. However, due to statutory limitations in 2001 on Media’s ability to carry these tax losses back more than two years, and the uncertainties concerning the level of Media’s taxable income in the future, Media determined to reserve against the receivable. In March 2002, Congress passed, and the President signed, an economic stimulus bill that among its provisions included a carryback provision for five years. As a result, Media carried back an additional $656,000 in the 2002 first quarter and retains a net operating loss carryforward of $6,163,287 at September 30, 2003.

The increase in amounts due to parent primarily reflected charges for salaries and benefits and corporate overhead paid by the parent on Media’s behalf. The decrease in equipment and prepaid signing bonuses included the adjustments related to the contract settlement and the tops writeoff described above. The increase in accounts receivables and deferred revenue reflect increased sales activity to be recognized in future periods. The reduction in federal income tax receivable reflected the collection of the refunds, the balance of which was received in the 2003 first quarter.

Factors Affecting Net Assets

Factors that affect the Company’s net assets include net realized gain or loss on investments and change in net unrealized appreciation on depreciation on investments. Net realized gain or loss on investments is the difference between the proceeds derived upon sale or foreclosure of a loan or an equity investment and the cost basis of such loan or equity investment. Change in net unrealized appreciation or depreciation on investments is the amount, if any, by which the Company’s estimate of the fair value of its investment portfolio is above or below the previously established fair value or the cost basis of the portfolio. Under the 1940 Act and the SBIA, the Company’s loan portfolio and other investments must be recorded at fair value.

Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of our loan portfolio to reflect the Company’s estimate of the current value of the total loan portfolio. Since no ready market exists for the Company’s loans, fair value is subject to the good faith determination of the Company. In determining such fair value, the Company and its Board of Directors consider factors such as the financial condition of its borrowers and the adequacy of its collateral. Any change in the fair value of portfolio loans or other investments as determined by the Company is reflected in net unrealized depreciation or appreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income.

The Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value. The Company uses Media’s actual results of operations as the best estimate of changes in fair value and records the result as a component of unrealized appreciation (depreciation) on investments.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended September 30, 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Statement of Operations Data
Investment income	$6,693,333	$7,952,209	$19,689,715	$26,253,609
Interest expense	2,811,803	5,044,839	9,338,790	15,792,026

Net interest income	3,881,530	2,907,370	10,350,925	10,461,583
Gain on sale of loans	87,967	147,295	803,666	735,514
Other noninterest income	905,534	782,692	2,765,880	3,765,365
Operating expenses	4,178,946	10,298,858	12,607,623	23,008,224

Net investment income (loss) (1)	696,085	(6,461,501)	1,312,848	(8,045,762)
Net realized gains (losses) on investments	4,494,411	(975,416)	12,146,878	(5,044,686)
Net change in unrealized appreciation (depreciation) on investments (2)	(4,025,981)	(878,499)	(11,090,773)	358,987
Income tax provision	53,471	68,323	72,774	68,323

Net increase (decrease) in net assets resulting from operations (3)	$1,111,044	($8,383,739)	$2,296,179	($12,799,784)

Per Share Data
Net investment income (loss) (1)	$0.04	($0.35)	$0.07	($0.44)
Realized gain (loss) on investments	0.24	(0.05)	0.67	(0.28)
Net unrealized appreciation (depreciation) on investments	(0.22)	(0.06)	(0.61)	0.02

Net increase (decrease) in net assets resulting from operations (3)	$0.06	($0.46)	$0.13	$0.70

Dividends declared	($0.03)	($0.03)	($0.04)	($0.03)

Weighted average common shares outstanding
Basic	18,245,228	18,242,728	18,243,570	18,242,728
Diluted	18,517,491	18,242,728	18,355,123	18,242,728

Balance Sheet Data
Net investments			$383,688,636	$376,605,043
Total assets			431,041,597	433,388,345
Total borrowed funds			260,913,623	261,643,945
Total liabilities			267,561,944	271,804,131
Total shareholders’ equity			163,479,653	161,584,214

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Selected Financial Ratios And Other Data
Return on average assets (ROA) (4)
Net investment income (loss)	0.66%	(5.41)%	0.41%	(2.27)%
Net increase (decrease) in net assets resulting from operations	1.05	(7.02)	0.72	(3.62)
Return on average equity (ROE) (5)
Net investment income (loss)	1.69	(15.32)	1.08	(6.29)
Net increase (decrease) in net assets resulting from operations	2.70	(19.88)	1.89	(10.01)

Weighted average yield	6.83%	7.93%	7.04%	8.22%
Weighted average cost of funds	2.91	5.00	3.36	4.91

Net interest margin (6)	3.92%	2.93%	3.68%	3.31%

Noninterest income ratio (7)	1.04%	0.94%	1.30%	1.44%
Operating expense ratio (8)	4.37	10.42	4.58	7.35

As a percentage of net investment portfolio
Medallion loans			72%	53%
Commercial loans			27	46
Equity investments			1	1

Investments to assets (9)			89%	87%
Equity to assets (10)			38	37
Debt to equity (11)			160	162

(1)	Excluding the costs related to debt extinguishment of $123,000, $63,000, $5,871,000, and $8,972,000 for the 2003 third quarter and nine months and comparable 2002 periods, net investment income would have been $819,000 or $0.05 per share, $1,376,000 or $0.08 per share, ($591,000) or ($0.03) per share, and $927,000 or $0.05 for the respective periods.
(2)	Change in unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of the Company’s investments, including the results of operations for Media.
(3)	Excluding the costs described in note (1) above, net increase (decrease) in net assets resulting from operations would have been $1,234,000 or $0.07 per share, $2,359,000 or $0.13 per share, ($2,513,000) or ($0.14) per share, and ($3,827,000) or ($0.21) per share for the 2003 third quarter and nine months and the comparable 2002 periods.
(4)	ROA represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations for the period indicated, divided by average total assets. Excluding the costs described in note (1) above, ROA’s would have been 0.77% and 1.16% for the 2003 third quarter and 0.43% and 0.74% for the 2003 nine months. ROA’s would have been (0.49% )and (2.10%) for the 2002 third quarter and 0.26% and (1.08%) for the 2002 nine months.
(5)	ROE represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations for the period indicated, divided by average shareholders’ equity. Excluding the costs described in note (1) above, ROE’s would have been 1.99% and 3.00% for the 2003 third quarter and 1.14% and 1.95% for the 2003 nine months. ROE’s would have been (1.40%) and (5.96%) for the 2002 third quarter and 0.72% and (2.99%) for the 2002 nine months.
(6)	Net interest margin represents net interest income for the period divided by average interest earning assets.
(7)	Noninterest income ratio represents noninterest income for the period indicated divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses for the period divided by average interest earning assets. Excluding the costs described in note (1) above, the ratios would have been 4.24% and 4.56% for the 2003 third quarter and nine months, and 4.48% for the 2002 third quarter and nine months.
(9)	Represents net investments divided by total assets.
(10)	Represents total shareholders’ equity divided by total assets.
(11)	Represents total borrowed funds divided by total shareholders’ equity.

Consolidated Results of Operations

2003 Third Quarter and Nine Months compared to the 2002 Periods

Net increase in net assets resulting from operations was $1,111,000 or $0.06 per diluted common share and $2,296,000 or $0.13 per share in the 2003 third quarter and nine months, up $9,495,000 and $15,096,000 from losses of $8,384,000 or $0.46 per share and $12,800,000 or $0.70 per share in the 2002 third quarter and nine months, primarily reflecting the costs of debt extinguishment, appreciation on investments, and lower operating expenses in both periods, and also higher net interest income in the quarter, and was partially offset by lower noninterest income in the nine months. Included in all periods were costs related to the debt extinguishment efforts of the Company including prepayment penalties, default interest charges, loan fees, legal fees, and consultant costs of $123,000 and $63,000 for the 2003 quarter and nine months, and $5,871,000 and $8,972,000 for the 2002 periods. Net increase in net assets resulting from operations excluding the costs related to debt extinguishment was $1,234,000 or $0.07 per share and $2,359,000 or $0.13 per share in the 2003 quarter and nine months, increases of $3,747,000 and $6,187,000 from losses of $2,513,000 or $0.14 per share and $3,828,000 or $0.21 per share the 2002 periods. Net investment income was $696,000 or $0.04 per share and $1,313,000 or $0.07 per share in the 2003 quarter and nine months, increases of $7,158,000 and $9,359,000 from losses of $6,462,000 or $0.35 per share and $8,046,000 or $0.44 per share in the 2002 periods. Excluding the costs related to debt extinguishment, net investment income was $819,000 or $0.04 per share and $1,376,000 or $0.07 per share for the 2003 quarter and nine months, increases of $1,410,000 and $450,000 or 49% from a loss of $591,000 or $0.03 per share and income of $926,000 or $0.05 per share the 2002 periods.

Investment income was $6,693,000 and $19,690,000 in the 2003 third quarter and nine months, down $1,259,000 or 16% and $6,564,000 or 25% from $7,952,000 and $26,254,000 in the year ago periods, primarily reflecting the significant drop in interest rate, and also in the nine months, in average total investments. The yield on the investment portfolio was 6.83% and 7.04% in the 2003 quarter and nine months, both down 14% from yields of 7.93% and 8.22% in the year ago periods, reflecting the reduced level of market interest rates compared to a year ago. Average investments outstanding were $383,585,000 and $371,990,000 in the quarter and nine months, down 4% and 12% from $397,791,000 and $424,541,000 in the year ago periods, primarily reflecting the nonrenewal of certain business and sales of participation interests, so the Company could raise cash as the banks and senior noteholders required the Company to reduce the level of borrowings in the revolving lines of credit and senior notes.

Medallion loans were $277,243,000 at quarter end, up $11,177,000 or 4% from $266,066,000 in the prior quarter, and up $66,767,000 or 32% from $210,476,000 a year ago, representing 72% of the investment portfolio compared to 71% in the prior quarter, and 59% at yearend, and were yielding 6.54%, compared to 6.87% at the end of the second quarter, and 7.74% at yearend. The increase in loans primarily reflected efforts to book new business and repurchase certain participations, primarily in the Chicago, New York City, and Boston markets, to maximize the utilization of the lower cost MLB line. As medallion loans renewed during the year and new business was booked, they were priced at generally lower current market rates. The commercial loan portfolio was $104,850,000 at quarter end, compared to $105,766,000 at the prior quarter end, a decrease of $916,000 or 1%, and compared to $138,361,000 at yearend, a decrease of $33,511,000 or 24%. Commercial loans represented 27% of the investment portfolio, compared to 28% at the prior quarter end and 39% at yearend, and yielded 9.39% at quarter end, compared to 9.47% at the prior quarter end and 9.85% at yearend, reflecting the continued drops in the prime lending rate during the period. The decrease in commercial loans from yearend occurred in most business lines, especially the asset-based lending and SBA Section 7(a) businesses. The decreases in the loan portfolios were primarily a result of the banks and senior noteholders requiring the Company to reduce the level of outstandings in the revolving lines of credit and senior notes. See page 24 for a table which shows loan balances and portfolio yields by type of loan.

Interest expense was $2,812,000 and $9,339,000 in the 2003 third quarter and nine months, down $2,233,000 or 44% and $6,453,000 or 41% from $5,045,000 and $15,792,000 in the 2002 third quarter and nine months. Included in interest expense in the 2003 third quarter and nine months was $313,000 and $1,994,000 related to the amortization of debt origination costs, partially offset by $538,000 of interest reversals in the 2003 nine months. The 2002 third quarter and nine months had $0 and $1,389,000 in of additional costs associated with the debt refinancings during the preceding 18 months. The decreases in interest expense were due primarily to lower borrowing costs, and in the nine months, also to lower average debt outstanding. The cost of borrowed funds was 4.25% and 4.93% in the quarter and nine months, compared to 7.71% and 7.16% in the year ago periods, decreases of 45% and 31%, primarily attributable to the increased utilization of the lower cost MLB line compared to the higher priced bank and noteholder debt that resulted from amendments entered into in late 2001 and early 2002. Average debt outstanding was $262,227,000 and $253,296,000 in the quarter and nine months, compared to $257,930,000 and $289,144,000 in the year ago periods, an increase of 2% and a decrease of 12%, respectively, reflecting the final payout of bank and noteholder debt during 2003, partially offset by the increasing utilization of the MLB line. Approximately 80% of the Company’s debt was short-term and floating or adjustable rate at quarter end, compared to 78% at the end of the second quarter and 73% at yearend. See page 24 for a table which shows average balances and cost of funds for the Company’s funding sources.

Net interest income was $3,882,000 and $10,351,000, and the net interest margin was 3.92% and 3.69%, for the 2003 quarter and nine months, up $974,000 or 34% and down $111,000 or 1% from $2,907,000 and $10,462,000 in the 2002 periods, representing net interest margins of 2.93% and 3.31% for the 2002 periods, reflecting the items discussed above.

Noninterest income was $994,000 and $3,570,000 in the 2003 third quarter and nine months, up $64,000 or 7% and down $931,000 or 21% from $930,000 and $4,501,000 in the year ago periods. Gains on the sale of loans were $88,000 and $804,000 in the 2003 quarter and nine months, down $59,000 or 40% and up $68,000 or 9% from $147,000 and $736,000 in the 2002 periods, which included gains from the sales of unguaranteed portions of the SBA portfolio of $179,000 in the 2003 nine months and $108,000 in the 2002 nine months. During 2003, $1,095,000 and $6,778,000 of loans were sold under the SBA program in the quarter and nine months, compared to $1,846,000 and $11,146,000 in 2002, declines of 41% and 39%. The decrease in gains on sale under the SBA program reflected a decrease in loans sold, partially offset by a higher level of market-determined premiums received on the sales in the 2003 periods. Other income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was $906,000 and $2,766,000 in the 2003 quarter and nine months, up $123,000 or 16% and down $999,000 or 27% from $783,000 and $3,765,000 in the year ago periods. Included in the 2003 quarter was $132,000 from deal-termination fees and $60,000 from profit-sharing income, and also in the nine months was $300,000 related to reversing a portion of the servicing asset impairment reserve which was no longer required due to improved prepayment patterns in the servicing asset pools. The 2002 nine months included a success fee earned on a mezzanine investment of $873,000, unusually large prepayment penalties of $127,000 for two loans, a $56,000 referral fee, and $55,000 from insurance proceeds received on a customer. Excluding those items, other income was $714,000 and $2,274,000 in the 2003 quarter and nine months, compared to $783,000 and $2,654,000 in the 2002 periods, decreases of $25,000 or 3% and $380,000 or 14%, generally reflecting a reduced level of fees from a smaller investment portfolio.

Operating expenses were $4,179,000 and $12,608,000 in the 2003 third quarter and nine months, compared to $10,299,000 and $23,008,000 in the 2002 periods, and included costs related to debt extinguishment of $123,000 and $63,000 in the 2003 quarter and nine months, and $5,871,000 and $8,972,000 in the 2002 periods for prepayment penalties, default interest charges, loan fees, legal fees, and consultant costs. Excluding these costs, operating expenses were $4,056,000 and $12,545,000 in the 2003 periods, down $372,000 or 8% and $1,491,000 or 11% from $4,428,000 and $14,036,000 in the 2002 quarter and nine months. Salaries and benefits expense was $2,070,000 and $6,944,000 in the quarter and nine months, down $150,000 or 7% and $15,000 from $2,221,000 and $6,959,000 in the 2002 periods, primarily reflecting savings from headcount reductions, partially offset by salary-related expenses associated with the organization costs connected with Medallion Bank, severance accruals for terminated employees, and increased bonus accruals. Professional fees were $431,000 and $819,000 in the 2003 periods, down $127,000 or 23% and $1,255,000 or 61% from $558,000 and $2,074,000 in the 2002 periods, primarily reflecting sharply reduced legal and accounting fees in 2003 as a result of new accounting and legal counsel relationships and efficiencies, compared to substantially higher levels in 2002, which also included legal and consultant costs related to debt negotiations. Other operating expenses of $1,555,000 and $4,781,000 in the 2003 quarter and nine months were down $95,000 or 6% and $222,000 or 4% from $1,650,000 and $5,003,000 in 2002, reflecting the Company efforts to reduce expenses.

Net unrealized depreciation on investments was $4,026,000 and $11,091,000 in the 2003 third quarter and nine months, compared to $878,000 and appreciation of $359,000 in the 2002 quarter and nine months. Net unrealized depreciation on investments net of Media was $2,973,000 and $7,763,000, compared to appreciation of $148,000 and $3,629,000 in the year ago periods, decreases of $3,121,000 and $11,392,000. Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2003 third quarter activity resulted from the reversals of unrealized appreciation associated with appreciated equity investments that were sold of $3,752,000 ($7,744,000 for the nine months) and net unrealized depreciation of $187,000 for the nine months on foreclosed property, partially offset by net unrealized appreciation on loans and equities of $395,000 ($3,213,000 of depreciation for the nine months), reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $384,000 ($1,524,000 for the nine months), and increases in the valuation of equity investments of $1,857,000 for the nine months. The 2002 third quarter activity resulted from the reversals of unrealized depreciation associated with fully depreciated loans and equities which were charged off of $974,000 ($5,007,000 for the nine months) and the increase in valuation of equity investments of $49,000 ($1,378,000 for the nine months), partially offset by unrealized depreciation on loans and equities of $874,000 ($2,752,000 for the nine months).

Also included in unrealized appreciation (depreciation) on investments were the net losses of the Media division of the Company. Media generated net losses of $1,053,000 and $3,328,000 in 2003 third quarter and nine months, up $26,000 or 3% and $58,000 or 2% from net losses of $1,027,000 and $3,270,000 in the 2002 periods. Included in the 2003 third quarter was a $324,000 reversal of accrued fleet costs which resulted from continued contract renegotiations, and in the nine months was an $835,000 net gain from the settlement of a lawsuit with one of our fleet operators, partially offset by a $398,000 writeoff of damaged/missing tops, and in the 2002 nine months was a $656,000 tax benefit to reverse a portion of the $1,350,000 charge taken in 2001 to establish a reserve against the realizability of deferred tax benefits previously recorded due to changes in Media’s tax situation and the greater costs associated with the rapid increase in tops under contract and cities serviced, which outpaced the increase in revenue. The reversal resulted from the change in the tax law allowing for an additional two year carryback of net operating losses. Adjusted for these items, Media lost $1,380,000 and $4,092,000 in the 2003 third quarter and nine months, compared to $1,027,000 and $3,926,000 in the 2002 periods, increased losses of $353,000 or 34% and $166,000 or 4%. The overall net loss position is primarily a result of decreased revenue, which continued to be impacted by the depressed advertising market, and high fixed overhead, partially offset by reduced fleet costs which declined at a slower rate than revenue as fleet contracts were renegotiated. Advertising revenues were $1,562,000 and $4,226,000 in the 2003 periods, down $221,000 or 12% and $787,000 or 16% from $1,783,000 and $5,013,000 in 2002. Vehicles under contract in the US were 6,800, down 2,900 or 30% from 9,700 a year ago, primarily reflecting efforts to reduce fleet costs. Media’s results also included losses of $263,000 and $702,000 for the 2003 periods, and $200,000 and $519,000 for the related 2002 periods, related to foreign operations (5,800 tops/racks under contract), which are suffering from the same slowdown in advertising that is hurting the US market.

The Company’s net realized gain on investments was $4,494,000 and $12,147,000 in the 2003 third quarter and nine months, compared to losses of $975,000 and $5,045,000 for the 2002 periods, reflecting the above, and direct gains on sales of equity investments of $1,170,000 in the quarter ($6,025,000 for the nine months) and by net recoveries of $8,000 ($83,000 for the nine months), partially offset by $52,000 of realized losses on foreclosed properties in both periods, compared to 2002 net chargeoffs of $83,000 ($41,000 for the nine months).

The Company’s net realized/unrealized gains on investments were $468,000 and $1,056,000 in the 2003 third quarter and nine months, compared to losses of $1,854,000 and $4,686,000 for the 2002 periods, reflecting the above.

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

In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures. The Company had outstanding SBA debentures of $50,935,000 with a weighted average interest rate of 6.12%, constituting 20% of the Company’s total indebtedness as of September 30, 2003.

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

Total premiums paid under the interest rate cap agreements have been expensed. There are no unamortized premiums on the balance sheet as of September 30, 2003. The Company will seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Liquidity and Capital Resources

Our sources of liquidity are the revolving line of credit with MLB, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, and participations or sales of loans to third parties. As a RIC, we have been required to distribute at least 90% of our investment company taxable income; consequently, we historically have primarily relied upon external sources of funds to finance growth. In September 2002, the Trust entered into a $250,000,000 revolving line of credit with MLB for the purpose of funding medallion loans acquired from MFC and others. At September 30, 2003, $50,675,000 of this line was available for future use. In May 2001, the Company applied for and received $72,000,000 of additional funding with the SBA ($113,400,000 to be committed by the SBA in total), subject to the infusion of additional equity capital into the respective subsidiaries. At September 30, 2003, $21,065,000 of this commitment is still available. Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits.

The components of our debt were as follows at September 30, 2003:

	Balance	Percentage	Rate(1)

Revolving line of credit	$199,325,000	76%	2.55%
SBA debentures	50,935,000	20	6.12
Notes payable to banks	10,654,000	4	3.98

Total outstanding debt	$260,914,000	100%	3.31

(1)	Weighted average contractual rate as of September 30, 2003.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short term floating rate debt, and to a lesser extent with long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net increase (decrease) in assets by approximately $659,000 for 2003. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in assets in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2003.

(Dollars in thousands)	The Company	MFC	BLL	MCI	MBC	FSVC	Total	December 31, 2002

Cash	$548	$3,262	($93)	$6,510	$3,406	$3,235	$16,868	$35,369
Bank loans(1)
Amounts outstanding	7,000	3,654					10,654	48,018
Average interest rate	4.25%	3.45%					3.98%	4.83%
Maturity	11/03	7/06-6/07					11/03-6/07	8/03
Lines of Credit (2)		250,000					250,000	250,000
Amounts undisbursed		50,675					50,675	117,410
Amounts outstanding		199,325					199,325	132,590
Average interest rate		2.55%					2.55%	3.11%
Maturity		9/05					9/05	9/03
SBA debentures(3)				36,000		36,000	72,000	92,060
Amounts undisbursed				21,000		65	21,065	24,215
Amounts outstanding				15,000		35,935	50,935	67,845
Average interest rate				6.90%		5.80%	6.12%	6.24%
Maturity				3/06-3/12		3/07-3/13	3/06-3/13	6/05-3/13
Senior secured notes(1)							—	2,314
Average interest rate							—	8.85%
Maturity							—	8/03

Total cash and remaining amounts undisbursed under credit facilities	$548	$53,937	($93)	$27,510	$3,406	$3,300	$88,608	$176,994

Total debt outstanding	$7,000	$202,979	$—	$15,000	$—	$35,935	$260,914	$250,767

(1)	The bank loans and senior secured notes were paid off in April 2003 for the Company and May 2003 for MFC. On April 30, the Company entered into a $7,000,000 note with Atlantic Bank secured by certain loans of MBC, which subsequent to quarter end which was renewed and extended to May 1, 2004 on the same terms and conditions. On June 30, 2003 Medallion Chicago entities entered into a $2,000,000 note with Banco Popular secured by certain owned operating medallions. On July 11, 2003 Medallion Chicago entities entered into an additional $1,700,000 of notes, split between IDB and Atlantic Bank, secured by certain owned operating medallions.
(2)	Line of credit with MLB for medallion lending. Line was extended on September 12, 2003 until September 2005 at improved pricing, fees, terms, and conditions. The committed amount can grow to $300,000,000 in September 2004.
(3)	The remaining amounts under the approved commitment from the SBA may be drawn down through May 2006, upon submission of a request for funding by MCI and/or FSVC, and its subsequent acceptance by the SBA.

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

Furthermore, the Company has been approved to receive FDIC insurance on deposits in an Industrial Loan Corporation (ILC) to be headquartered in Salt Lake City, Utah. It is expected MB will be capitalized and begin operations, including the soliciting of deposits, late in 2003 or early in 2004. The Company believes that its credit facilities with MLB and the SBA, and cash flow from operations (after distributions to shareholders), and deposits generated at MB will be adequate to fund the continuing operations of the Company’s loan portfolio and advertising business.

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

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually, effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002, and has determined there is no financial statement impact of adoption. At September 30, 2003, the Company had $5,008,000 of goodwill on its consolidated balance sheet and $2,082,000 recorded on the balance sheet of Media, its wholly-owned subsidiary, that will be subject to the asset impairment review required by SFAS 142.

Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of November 11, 2003, there were approximately 124 holders of record of the Company’s common stock.

On November 11, 2003, the last reported sale price of our common stock was $8.40 per share. Historically, our common stock has traded at a premium to net asset value per share, and although there can be no assurance, the Company anticipates that its stock will again trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s common stock on the Nasdaq National Market.

2003	HIGH	LOW

Third Quarter	$7.08	$6.28
Second Quarter	7.03	3.70
First Quarter	4.82	3.19

2002

Fourth Quarter	$5.17	$3.90
Third Quarter	5.20	3.02
Second Quarter	7.20	3.64
First Quarter	9.20	7.77

As a non RIC in 2002, and due to the expected election not to be a RIC in 2003, dividend distributions are at management’s discretion. Prior to 2002, as required, we distributed at least 90% of our investment company taxable income to our stockholders, and if the expected RIC election is made in 2004 and subsequent years, we intend to distribute at least 90% of our investment company taxable income to our shareholders as well. Distributions of our income were generally required to be made within the calendar year the income was earned as a RIC; however, in certain circumstances distributions can be made up to a full calendar year after the income has been earned. Investment company taxable income includes, among other things, dividends and interest reduced by deductible expenses. Our ability to make dividend payments as a RIC is restricted by certain asset coverage requirements under the 1940 Act and has been dependent upon maintenance of our status as a RIC under the Code in the past, by SBA regulations, and under the terms of the SBA debentures. There can be no assurances, however, that we will have sufficient earnings to pay such dividends in the future.

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

Because we borrow money to finance the origination of loans, our income is dependent upon the difference between the rate at which we borrow funds and the rate at which we loan funds. While the loans in our portfolio in most cases bear interest at fixed-rates or adjustable-rates (which adjust at various intervals), we finance a substantial portion of such loans by incurring indebtedness with adjustable or floating interest rates (which adjust immediately to changes in rates). As a result, our debt may adjust to a change in interest rates more quickly than the loans in our portfolio. In periods of sharply rising interest rates, our costs of funds would increase, which would reduce our portfolio income before net realized and unrealized gains. Accordingly, like most financial services companies, we face the risk of interest rate fluctuations. Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate caps, general rises in interest rates will tend to reduce our interest rate spread in the short term. In addition, we rely on our counterparties to perform their obligations under such interest rate caps.

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

We have traditionally been a RIC, and because as a RIC we must distribute our income, we may have a continuing need for capital if we continue to qualify as a RIC in the future.

We have a continuing need for capital to finance our lending activities. Our current sources of capital and liquidity are the following:

•	line of credit for medallion lending;

•	loan amortization and prepayments;

•	sales of participation interests in loans;

•	fixed-rate, long-term SBA debentures that are issued to the SBA; and

•	borrowings from other financial intermediaries.

As a RIC, we have been required to distribute at least 90% of our investment company taxable income. Consequently, we historically have primarily relied upon external sources of funds to finance growth. At September 30, 2003, we had $50,675,000 available under the Company’s revolving line of credit with MLB, $21,065,000 available under outstanding commitments from the SBA, and $7,672,000 available under a loan sale agreement with a participant bank. In addition, once MB begins operations and raises deposits, it is expected to generate additional liquidity for the Company.

We may have difficulty raising capital to finance our planned level of lending operations.

Although the Company has demonstrated an ability to meet significant debt amortization requirements in the last 18 months, and has received approval to operate MB and begin raising federally-insured deposits and has several refinancing options in progress and under consideration, there can be no assurance that additional funding sources to meet amortization requirements or future growth targets will be successfully obtained. See the additional discussion related to the credit facilities and note agreements in the Liquidity and Capital Resources section on page 32.

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

Subsequent to quarter-end, BLL had an exit interview with the State of Connecticut (State) relating to a recently completed exam which raised concerns about BLL’s progress under the existing agreement. BLL disagreed with a number of points that were raised and has formally responded to the State. Certain of State’s concerns covered $550,000 of potential additional valuation adjustments, which BLL believes were not necessary. If not satisfactorily resolved, these adjustments could impact BLL’s and the Company’s financial position in the future. Although there can be no assurances, BLL and the Company believe the State’s concerns will be satisfactorily addressed without material financial consequences.

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

Although we have diversified from the New York City area, a significant portion of our taxicab advertising and loan revenue is derived from New York City taxicabs and medallion loans collateralized by New York City taxicab medallions. An economic downturn in the New York City taxicab industry could lead to an increase in defaults on our medallion loans and may also adversely affect the operation of our taxicab rooftop advertising business. There can be no assurance that we will be able to sufficiently diversify our operations geographically.

The current economic downturn has resulted in certain of our commercial loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us. If the economic downturn continues, the level of delinquencies, defaults, and loan losses in our commercial loan portfolio could increase. The terrorist attack on New York City on September 11, 2001 and a general economic downturn have affected our revenues by increasing loan delinquencies and non-performing loans, increasing prepayments, stressing collateral value, and decreasing taxi advertising. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at September 30, 2003 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

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

Our taxicab rooftop advertising business competes with other taxicab rooftop advertisers as well as with all segments of the out-of-home advertising industry. We also compete with other types of advertising media, including cable and network television, radio, newspapers, magazines, billboards and other forms of outdoor advertising and direct mail marketing. Certain of these competitors have also entered into the taxicab rooftop advertising business. Many of these competitors have greater financial resources than the Company and offer multiple types of advertising as well as production facilities. There can be no assurance that we will continue to compete with these businesses successfully.

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

Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. At September 30, 2003, our net unrealized depreciation on investments was approximately $8,534,000 or 2.22% of our net investment portfolio. Based upon current market conditions and current loan-to-value ratios, management believes, and our Board of Directors concurs, that the net unrealized depreciation on investments is adequate to reflect the fair value of the portfolio.

Changes in taxicab industry regulations that result in the issuance of additional medallions could lead to a decrease in the value of our medallion loan collateral.

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. There has been discussion that New York City may increase the number of medallions by as many as 900, auctioned over a three year period beginning in 2004. Although there can no be no assurances, our experience in past auctions has been that medallion values held or appreciated. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

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

A significant portion of our taxicab advertising and loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10% each year. However, for sustained periods during that time, taxicab medallions have declined in value. During the 2003 quarter and nine months, the value of New York City taxicab medallions increased by approximately 2% and 6% for individual medallions and 4% and 8% for corporate medallions.

Our failure to re-establish our RIC status in 2003 and beyond could lead to a substantial reduction in the amount of income distributed to our shareholders.

In 2003, changes were enacted to the federal tax laws which, among other things, significantly reduced the tax rate on dividends paid to shareholders from a corporation’s previously taxed income. Assuming we qualify as a RIC for 2003 or subsequent taxable years, we are unable to predict the effect of such changes upon our common stock.

As noted above, we did not qualify as a RIC in 2002, and expect to not elect RIC status in 2003 in order to take advantage of corporate net operating loss carryforwards, although we expect that we would meet all RIC qualification tests. If we do not file as a RIC for more than two consecutive years, and then seek to requalify and elect RIC status, we would be required to recognize gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognize would be deemed distributed to our stockholders as a taxable distribution. Prior to 2002, we (along with some of our subsidiaries) elected to be treated as RICs under the Code. As RICs, we generally were not subject to federal income tax on investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) distributed to our shareholders. If we or those of our subsidiaries that were also RICs fail to qualify or elect to not be treated as RICs in 2003 or beyond, our respective income would become fully taxable and a substantial reduction in the amount of income available for distribution to us and to our shareholders could result.

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

In addition, the asset coverage and distribution requirements impose significant cash flow management restrictions on us and limit our ability to retain earnings to cover periods of loss, provide for future growth and pay for extraordinary items. Certain of our loans, including the medallion collateral appreciation participation loans, could also be re-characterized in a manner that would generate non-qualifying income for purposes of the RIC rules. In this event, if such income exceeds the amount permissible, we could fail to satisfy the requirement that a RIC derive at least 90% of its gross income from qualifying sources, with the result that we would not meet the requirements of Subchapter M for qualification as a RIC. Qualification as a RIC is made on an annual basis and, although we and some of our subsidiaries qualified as regulated investment companies in the past, no assurance can be given that each will qualify for such treatment in 2003 and beyond. Failure to qualify as a RIC would subject us to tax on our income and could have material adverse effects on our financial condition and results of operations.

Our SBIC subsidiaries may be unable to meet the investment company requirements, which could result in the imposition of an entity-level tax.

The SBIA regulates some of our subsidiaries. The SBIA restricts distributions by a SBIC. Our SBIC subsidiaries that are also RICs could be prohibited by SBA regulations from making the distributions necessary to qualify as a RIC. Each year, in order to comply with the SBA regulations and the RIC distribution requirements, we must request and receive a waiver of the SBA’s restrictions. While the current policy of the SBA’s Office of SBIC Operations is to grant such waivers if the SBIC makes certain offsetting adjustments to its paid-in capital and surplus accounts, there can be no assurance that this will continue to be the SBA’s policy or that our subsidiaries will have adequate capital to make the required adjustments. If our subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of an entity-level tax.

The Internal Revenue Code’s diversification requirements may limit our ability to expand our taxicab rooftop advertising business and our medallion collateral appreciation participation loan business.

We intend to continue to pursue an expansion strategy in our taxicab rooftop advertising business. We believe that there are growth opportunities in this market. However, the asset diversification requirements for RICs could restrict such expansion. These requirements provide that to qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities (other than US Government securities or securities of other RICs) of any one issuer. While our investments in RIC subsidiaries are not subject to this diversification test so long as these subsidiaries qualify as RICs, our investment in Media would be subject to this test should we elect to qualify as a RIC in the future.

At the time of our original investment, Media represented approximately 1% of our total assets, which is in compliance with the diversification test. Assuming we had maintained our RIC status, the subsequent growth in the value of Media by itself would not re-trigger the test even if Media represented in excess of 25% of our assets. However, under the RIC rules, the test would have to be reapplied in the event that we made a subsequent investment in Media, loaned to it or acquired another taxicab rooftop advertising business. The application of this assets valuation rule to us and our investment in Media in light of our loss of RIC status in 2002 is unclear, although compelling arguments can be made that it should continue to apply if we re-qualify as a RIC in the future. Provided that it does apply, it will be important that we take actions to satisfy the 25% diversification requirement in order to maintain our RIC status during those years. As a result, maintenance of RIC status in the future could limit our ability to expand our taxicab rooftop advertising business. It will be our policy to expand our advertising business through internally generated growth. We expect to consider an acquisition in this area only if we will be able to meet RIC diversification requirements.

The fair value of the collateral appreciation participation loan portfolio at September 30, 2003 was $6,053,000, which represented approximately 2% of the total investment portfolio, and the owned medallion portion was $6,740,000 or 2% of total assets. We will continue to monitor the levels of these asset types in conjunction with the diversification tests, assuming we re-qualify for RIC status.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS

Number	Description

4.1	Amended and Restated Promissory Note, dated September 12, 2003, in the amount of $300,000,000, from Taxi Medallion Loan Trust I, payable to Merrill Lynch Commercial Finance Corp.

10.1	Amended and Restated Loan and Security Agreement, dated as of September 12, 2003, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. (as successor to Merrill Lynch Bank USA).

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

(B)	REPORTS ON FORM 8-K

On July 31, 2003, the Company filed a Current Report on Form 8-K, announcing by press release the financial results for the quarter ended June 30, 2003.

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

MEDALLION FINANCIAL CORP.

Date: November 13, 2003

By: /s/ Alvin Murstein

Alvin Murstein

Chairman and Chief

Executive Officer

By: /s/ Larry D. Hall

Larry D. Hall

Acting Chief Financial Officer

Signing on behalf of the registrant as

principal financial and accounting officer.