Form 10-K
period 2003-12-31
MEDALLION FINANCIAL CORP
filed 2004-03-15
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Yes     ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    ☒     No    ☐

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2003 (the last business day of the registrant’s most recently completed second quarter) was $ 6.97.

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of March 12, 2004 was 18,215,143.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2003, are incorporated by reference into Part III of this Form 10-K.

MEDALLION FINANCIAL CORP.

2003 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1. BUSINESS OF THE COMPANY

GENERAL

Medallion Financial Corp. (the Company) is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses. Since 1996, the year in which we became a public company, we have increased our medallion loan portfolio at a compound annual growth rate of 8%, and our commercial loan portfolio at a compound annual growth rate of 11%. Our total assets under our management, which includes assets serviced for third party investors, were approximately $631,382,000 as of December 31, 2003, and have grown from $215,000,000 at the end of 1996, a compound annual growth rate of 17%.

The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC). The Company also conducts business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) Section 7(a) program; Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), which conducts a mezzanine financing business; Freshstart Venture Capital Corp. (FSVC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), regulated by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions to originate medallion and commercial loans, to raise deposits, and to conduct other banking activities. MFC, MCI, and FSVC operate as SBICs and are regulated and financed in part by the SBA.

As an adjunct to the Company’s taxicab medallion finance business, the Company operates a taxicab rooftop advertising business, Medallion Taxi Media, Inc. (Media), one of the largest taxicab rooftop advertising businesses in the nation, providing advertising space in 18 metropolitan areas in the US and in 2 cities in Japan. Since 1996, we have increased the number of our US taxicab rooftop displays from 1,550 to approximately 6,700 at December 31, 2003, a compound annual growth rate of 23%. In Japan, the Company has contracts on 5,000 taxicab racks and rooftop displays.

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

We have elected to be treated as a Business Development Company registered under the 1940 Act. Traditionally, the Company and each of its corporate subsidiaries other than Media and MB (the RIC subsidiaries) have elected to be treated for federal income tax purposes as a regulated investment company (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company did not qualify to be treated as a RIC for 2002, primarily due to a shortfall of interest and dividend income related to total taxable income caused primarily by losses in MFC and other subsidiaries. As a result, the Company was treated as a taxable entity in 2002, which had an immaterial effect on the Company’s financial position and results of operations for 2002. The Company will be filing as a taxable entity in 2003 in order to better utilize the net operating loss carryforwards generated in prior years.

As a result of the above, for 2003 and for 2002, income taxes were provided under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” as the Company was treated as a taxable entity for tax purposes. Accordingly, the Company recognized current and deferred tax consequences for all transactions recognized in the consolidated financial statements, calculated based upon the enacted tax laws, including tax rates in effect for current and future years. Valuation allowances were established for deferred tax assets when it was more likely than not that they would not be realized.

Media and MB are not RICs and are taxed as regular corporations. For 2003 and 2002, Media’s losses have been included in the tax calculation of the Company along with MFC. Taxi Medallion Loan Trust I (Trust) is not subject to federal income taxation. Instead, the Trust’s taxable income is treated as having been earned by MFC.

MEDALLION LOANS

Medallion loans of $288,212,000 comprised 76% of our $379,159,000 net investment portfolio as of December 31, 2003. Since 1979, we have originated, on a combined basis, approximately $1,107,000,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets. As of December 31, 2003, approximately 81% of the principal amount of our medallion loans were in New York City. Although some of the medallion loans have from time to time been in arrears or in default, our loss experience on medallion loans has been negligible. We estimate that the average loan-to-value ratio of all of the medallion loans was approximately 58% at December 31, 2003. In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

The New York City Taxi and Limousine Commission (TLC) estimates that the total value of all of New York City taxicab medallions and related assets exceeds $3.3 billion. We estimate that the total value of all taxicab medallions and related assets in the US is approximately $5.0 billion. We believe that we will continue to develop growth opportunities by further penetrating the highly fragmented medallion financing marketplace. Additionally, in the future, the Company may enhance its portfolio growth rate through selective acquisitions of medallion financing businesses and their related portfolios. Since our initial public offering, we have acquired several additional medallion loan portfolios.

Portfolio Characteristics

Medallion loans generally require equal monthly payments covering accrued interest and amortization of principal over a ten to fifteen year schedule, subject to a balloon payment of all outstanding principal after four or five years. More recently, we have begun to originate loans with one-to-three year maturities where interest rates are adjusted and a new maturity period set. Borrowers may prepay medallion loans upon payment of a fee of approximately 90 days’ interest. We believe that the likelihood of prepayment is a function of changes in interest rates and medallion values. Borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rates payable on their loans are high relative to prevailing interest rates, and we believe that they are less likely to prepay in a rising interest rate environment. We generally retain the medallion loans we originate; however, from time to time, we participate or sell shares of some loans or portfolios to interested third party financial institutions. In these cases, we retain the borrower relationships and service the sold loans. The total amount of medallion loans under management was $324,456,000 at December 31, 2003, compared to $292,332,000 at December 31, 2002.

At December 31, 2003, substantially all medallion loans were collateralized by first security interests in taxicab medallions and related assets (vehicles, meters, etc.), and were originated at an approximate loan-to-value ratio of 80-90%. In addition, we have recourse against the vast majority of direct and indirect owners of the medallions who personally guarantee the loans. Although personal guarantees increase the commitment of borrowers to repay their loans, there can be no assurance that the assets available under personal guarantees would, if required, be sufficient to satisfy the obligations subject to such guarantees.

We believe that our medallion loan portfolio is of high credit quality because medallions have generally increased in value and are relatively simple to repossess and resell in an active market. In the past, when a borrower has defaulted on a loan, we have repossessed the medallion collateralizing that loan. If the loan was not brought current, the medallion was sold in the active market at prices at or in excess of the amounts due. Although some of the medallion loans have from time to time been in arrears or in default, our loss experience on medallion loans has been negligible.

Market Position

We have originated and serviced medallion loans since 1979, and have established a leading position in the industry. Management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services, dating back to 1956. Medallion loans collateralized by New York City taxicab medallions and related assets comprised 81% of the value of the medallion loan portfolio at December 31, 2003. The balance of medallion loans is collateralized by taxicab medallions in Chicago, Boston, Newark, Cambridge, and other cities within the United States. We believe that there are significant growth opportunities in these and other metropolitan markets nationwide.

The following table displays information on medallion loans outstanding in each of our major markets at December 31, 2003.

	# of Loans	% of Medallion Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Medallion loans
New York	1,314	81%	6.00%	$231,955,659
Chicago	351	9	6.74	26,542,771
Boston	125	5	7.54	15,490,522
Newark	82	3	9.52	7,743,597
Cambridge	31	1	7.20	4,076,816
Other	61	1	9.77	2,555,668

Total medallion loans	1,964	100%	6.29	288,365,033

Deferred loan acquisition costs				904,720
Unrealized depreciation on loans				(1,058,196)

Net medallion loans				$288,211,557

(1)	Based on principal balance outstanding.
(2)	Based on the contractual adjustable or fixed rates of the portfolios at December 31, 2003.

The New York City Market. A New York City taxicab medallion is the only permitted license to operate a taxicab and accept street hails in New York City. As reported by the TLC, individual (owner-driver) medallions sold for approximately $237,000 and corporate medallions sold for approximately $268,000 at December 31, 2003. The number of taxicab medallions is limited by law, and as a result of the limited supply of medallions, an active market for medallions has developed. The law limiting the number of medallions also stipulates that the ownership for the 12,053 medallions outstanding at December 31, 2003 shall remain divided into 5,086 individual medallions and 6,967 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses, leased to drivers, and operated for more than one shift. New York has proposed conducting an auction to issue 900 additional medallions in equal parts over a three year period beginning in 2004. The City has also proposed a 25% fare hike to support the increased level of medallions. The floor on the auction bids is expected to be the current market values at the date of the auction, which as of March 2004 are in excess of $300,000 for a corporate medallion. Although there can be no assurances, in past auctions, the establishment of a bid floor has tended to support the existing valuation level of the medallions.

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

Most New York City medallion transfers are handled through approximately 32 medallion brokers licensed by the TLC. In addition to brokering medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. The Company has excellent relations with many of the most active brokers and regularly receives referrals from them. However, the Company receives most of its referrals from a small number of brokers. Brokers generated 20% of the loans originated for the year-ended December 31, 2003.

The Chicago Market. We estimate that Chicago medallions currently sell for approximately $60,000. Pursuant to a municipal ordinance, the number of outstanding medallions is currently capped at 6,700, which includes an additional 150 and 200 medallions that were auctioned and placed into service in July 1999 and December 2000, respectively. We estimate that the total value of all Chicago medallions and related assets is over $535,000,000.

The Boston Market. We estimate that Boston medallions currently sell for approximately $235,000. The number of Boston medallions had been limited by law since 1930 to 1,525 medallions. However 300 additional medallions were authorized in 1993, 75 additional medallions were auctioned and put into service in January 1999, and an additional 57 medallions were auctioned in June 2000. We estimate that the total value of all Boston medallions and related assets is over $499,000,000.

The Newark Market. We estimate that Newark medallions currently sell for approximately $195,000. The number of Newark medallions currently has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $129,000,000.

The Cambridge Market. We estimate that Cambridge medallions currently sell for approximately $200,000. The number of Cambridge medallions has been limited to 248 since 1945 by a Cambridge city ordinance. We estimate that the total value of all Cambridge medallions and related assets is over $54,000,000.

COMMERCIAL LOANS

Commercial loans of $85,970,000 comprised 23% of the $379,159,000 net investment portfolio as of December 31, 2003. From the inception of the commercial loan business in 1987 through December 31, 2003, we have originated more than 10,000 commercial loans for an aggregate principal amount of approximately $595,376,000. The commercial loan portfolio consists of floating-rate, adjustable, and fixed-rate loans. We had increased our commercial loan activity in recent years up to 44% of net investments, primarily because of the attractive higher yielding, floating rate nature of most of this business. The outstanding balances of commercial loans grew at a compound annual rate of 11% since 1996, although balances declined during 2003 and 2002, as the Company sought to increase liquidity by selling and not renewing certain loans. The increase since 1996 has been primarily driven by internal growth through the origination of additional commercial loans. We plan to again expand our commercial loan activities by developing a more diverse borrower base, a wider geographic area of coverage, and by expanding targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, and other assets, and have interest rates averaging 500 basis points over the prevailing prime rate. As with medallion loans, the vast majority of the principals of borrowers personally guarantee commercial loans. The aggregate realized loss of principal on commercial loans has averaged less than 1.5% per annum for the last five years.

Secured Mezzanine Loans

Through our MCI subsidiary we originate both senior and subordinated loans to businesses in a variety of industries, including radio and television stations, airport food service operations, and various manufacturing concerns. These loans are primarily secured by a second position on all assets of the businesses, range from $1,000,000 to $5,000,000, and represent approximately 29% of the commercial loan portfolio. Frequently, we receive warrants to purchase an equity interest in the borrowers of secured mezzanine loans.

Asset Based Loans

The Company originates, manages, and services asset-based loans to small businesses who require working capital credit facilities ranging from $500,000 to $3,500,000 through its MBC subsidiary. These loans represent approximately 20% of the commercial loan portfolio. The credit facilities are secured principally by the borrower’s accounts receivable, but may also be secured by inventory, machinery, equipment and/or real estate, and are personally guaranteed by the principals.

Currently, our clients are mostly located in the New York metropolitan area and include manufacturers, distributors, and service organizations. We had successfully established 29 credit lines at December 31, 2003.

SBA Section 7(a) loans

The Company originates loans under the Section 7(a) program of the SBA through its BLL subsidiary. Up to 75% of the amounts of these loans are guaranteed (up to $750,000) by the federal government. These loans are secured by fixed assets and/or real estate throughout the New England and the New York metropolitan regions, and comprise approximately 19% of the commercial loan portfolio. BLL has achieved “preferred lender” status from the SBA in nine geographical districts in which it originates loans, enabling them to obtain expedited loan approval and closing from the SBA. These loans have floating interest rates tied to a spread over the prime rate. Additionally, a liquid market exists for the sale of the guaranteed portion of these loans. BLL regularly sells the guaranteed portion of the Section 7(a) loans in the secondary market and recognizes a gain on these sales. These gains are accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No.125.” We believe that the floating-rate nature of these loans is beneficial for our interest rate risk management. Due to limitations imposed by the Company’s prior lenders, sources of liquidity were reduced for BLL, which resulted in BLL maintaining a business status quo as opposed to its previous rapid expansion. From late 2000 until mid 2003, no additional funding was provided to BLL for new business growth, and as a result, BLL reduced the scope of its operations by reducing personnel and closing offices, and funded all new loan activity and operations from its own internally generated cash flow. In mid 2003, the Company commenced funding new loan origination activity in excess of BLL’s internally generated cash flow. The Company has sold certain retained unguaranteed portions of this loan portfolio during 2003 and 2002, and may continue to do so in the future. The Company is in the process of engaging a well-known investment banking firm to analyze and investigate opportunities to maximize shareholder value, including a possible sale of part or all of the subsidiary.

Other Secured Commercial Loans

The Company originates other commercial loans that are not concentrated in any particular industry. These loans represent approximately 32% of our commercial loan portfolio. Historically this portfolio had been made up of fixed-rate loans, but substantially all business originated over the last four years has been at adjustable interest rates, generally repricing on their anniversary date. Borrowers include food service, real estate, dry cleaner, and laundromat businesses.

The following table displays information on the types of loans outstanding in our commercial loan portfolio at December 31, 2003.

	# of Loans	% of Commercial Net Portfolio (1)	Average Interest Rate (2)	Principal Balance
Commercial Loans
Secured mezzanine	26	29%	13.02%	$27,166,411
Asset-based	29	20	7.23	18,178,983
SBA Section 7(a)	524	19	6.93	17,539,899
Other secured commercial	193	32	7.58	30,201,649

Total commercial loans	772	100%	8.98	93,086,942

Deferred loan acquisition costs				740,891
Discount on SBA section 7(a) loans				(998,033)
Unrealized depreciation on loans				(6,859,595)

Net commercial loans				$85,970,205

(1)	Based on principal balance outstanding
(2)	Based on the contractual rates of the portfolios at December 31, 2003.

Portfolio Characteristics

Commercial loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. We have originated commercial loans in principal amounts ranging from $50,000 to approximately $5,000,000. These loans are generally retained and typically have maturities ranging from one to ten years and require equal monthly payments covering accrued interest and amortization of principal over a four to five year term. Substantially all loans generally may be prepaid with a fee ranging from 30 to 120 days’ interest. The term of, and interest rate charged on, certain of our outstanding loans are subject to SBA regulations. Under SBA regulations, the maximum rate of interest permitted on loans originated by the Company is 19%. Unlike medallion loans, for which competition precludes us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans. We believe that the increased yield on commercial loans compensates for their higher risk relative to medallion loans and further illustrates the benefits of diversification.

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

INVESTMENT ACTIVITY

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Year ended December 31,
	2003	2002	2001
Net investments at beginning of period	$356,246,444	$455,595,383	$514,153,606
Investments originated	248,225,892	158,060,115	134,753,029
Repayments of investments	(232,171,193)	(248,178,399)	(190,047,004)
Transfers from (to) other assets	2,362,534	(9,353,121)	—
Net increase in unrealized appreciation (depreciation) (1) (2)	(6,672,904)	6,543,212	(140,477)
Net realized gains (losses) on investments (3)	11,688,310	(6,335,281)	(3,015,146)
Realized gains on sales of loans	856,083	1,443,735	1,486,612
Amortization of origination costs	(1,376,641)	(1,529,200)	(1,595,237)

Net increase (decrease) in investments	22,912,081	(99,348,939)	(58,558,223)

Net investments at end of period	$379,158,525	$356,246,444	$455,595,383

(1)	Net of unrealized depreciation related to Media of $3,932,828, $4,794,394, and $3,374,955 for the years ended December 31, 2003, 2002, and 2001.
(2)	Excludes unrealized depreciation of $317,361, $128,738 and $43,093 for the years ended December 31, 2003, 2002 and 2001, respectively, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.
(3)	Excludes realized losses of $161,682 for the year ended December 31, 2003 related to foreclosed properties in 2003, which are carried in other assets on the consolidated balance sheet.

Investment Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Core lending areas include medallion lending, automobile lending (taxicabs and limousines only), asset-based financing, and SBA 7(a) guaranteed loans. Additionally, we lend to small businesses that meet our overall credit criteria of strong collateral values and personal ability to repay the debt. In all lending divisions, we focus on making secured loans to achieve favorable yield to risk profiles and below average losses. In addition to increasing market share in existing lending markets and identifying new niches, we seek to acquire specialty finance companies that make secured loans to small businesses which have experienced historically low loan losses similar to our own. Since the Company’s initial public offering in May 1996, eight specialty finance companies, three loan portfolios, and three taxicab roof top advertising companies have been acquired.

Marketing, Origination, and Loan Approval Process

We employ 32 loan originators to originate medallion and commercial loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds. Senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans must be approved by the Chief Executive Officer and/or the Chief Credit Officer. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms.

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

Media currently provides taxicab rooftop advertising in over 18 major cities and believes it has the leading market share in New York, Los Angeles, Philadelphia, Dallas, and Baltimore/Washington, D.C. Media’s goal is to become the leading national provider of taxicab rooftop advertising by establishing a presence in additional major US metropolitan markets. As of December 31, 2003, we had approximately 6,700 installed displays in the US, 2,600 installed displays in Japan, and 2,400 installed racks inside of taxicabs in Japan.

Media was organized in November 1994, and since its inception the business has grown rapidly. Generally, Media enters into agreements with taxicab associations, fleets, or individuals to lease taxicab rooftop space for five-year terms. Certain of these agreements include the payment of an upfront fee in addition to ongoing lease payments. In July 2001, Media acquired certain assets and assumed certain liabilities of Medallion Media Japan Ltd. (MMJ), a taxi advertising operation similar to those operated by Media in the US, which has advertising rights on approximately 5,000 cabs serving various cities in Japan. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the next three years. MMJ accounted for approximately 4% of Media’s consolidated revenue during 2003, compared to 11% and 8% during 2002 and 2001, respectively.

During the last three years, Media’s operations were constrained by a very difficult advertising environment that resulted from the September 11, 2001 terrorist attacks and a general economic downturn, compounded by the rapid expansions of tops that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue. Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations. Media has developed an operating plan to fund only necessary operations out of available cash flow and intercompany borrowings, and to escalate its sales activities to generate new revenues. Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such time as business returns to historical levels.

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

The displays are marketed to advertising agencies and outdoor advertising buying agencies. Advertising contracts generally vary from 30 days to one year, and provide for monthly payments by the advertiser. The following is a sample of Media’s advertising accounts in 2003:

• Delta Airlines • The Container Store • The Gap • Diane Von Furstenberg • Rado • Citibank • Walt Disney	• ABC • Verizon • Fleet Bank • Food Network • Parasuco Jeans • Aldo Shoes • Kenneth Cole

We believe that there are growth opportunities within our existing markets because only approximately 40% of New York City taxicabs, and less than 10% of taxicabs nationwide, have rooftop advertising. In addition, we believe that our growth will be facilitated by our reputation and relationship within the taxicab industry and because our arrangement with the taxicab owners provides them with supplemental income. The Company has recently retained a well-known investment banking firm to analyze and investigate opportunities to maximize shareholder value, including a possible sale of part or all of the subsidiary.

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

The table below summarizes our cash levels and borrowings as of December 31, 2003, and should be read in conjunction with Notes 4 and 5 of the consolidated financial statements.

Total
Cash	$47,676,000
Bank loans (1)
Amounts outstanding	7,583,000
Average interest rate	3.87%
Maturity	5/04-6/07
Lines of credit (2)	$250,000,000
Amounts undisbursed	27,064,000
Amounts outstanding	222,936,000
Average interest rate	2.54%
Maturity	9/05
SBA debentures (3)	$80,000,000
Amounts undisbursed	23,065,000
Amounts outstanding	56,935,000
Average interest rate	5.93%
Maturity	9/11-3/14

Total cash and remaining amounts undisbursed under credit facilities	$97,805,000

Total debt outstanding	$287,454,000

(1)	On April 30, 2003, the Company entered into a $7,000,000 note with Atlantic Bank of New York (AB) secured by certain loans of MBC. On June 30, 2003, a subsidiary of MFC entered into a $2,000,000 note with Banco Popular secured by certain owned operating medallions. On July 11, 2003, other MFC subsidiaries borrowed an additional $1,700,000, split between Israel Discount Bank of New York (IDB) and AB, secured by the balance of the owned operating medallions. Payments made do not increase amounts to be borrowed.
(2)	Line of credit with Merrill Lynch for medallion lending. The committed amount can grow to $300,000,000 in September 2004.
(3)	$15,065,000 of the SBA approved commitment may be drawn down through May 2006, upon submission of a request for funding by the Company and its subsequent acceptance by the SBA. FSVC applied for and received an additional commitment of $8,000,000, which may be drawn down through December 2008.

We fund our fixed-rate loans with variable-rate credit lines and bank debt, and with fixed-rate senior secured notes and SBA debentures. The mismatch between maturities and interest-rate sensitivities of these balance sheet items results in interest rate risk. We seek to manage our exposure to increases in market rates of interest to an acceptable level by:

•	Originating adjustable rate loans;

•	Incurring fixed-rate debt; and

•	Purchasing interest rate caps to hedge a portion of variable-rate debt against increases in interest rates.

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussion of our funding sources and asset liability management strategy, see Asset/Liability Management on page 34.

OUR OPERATION AS A RIC

We previously elected to be taxed as a RIC under Sections 851 through 855 of the Internal Revenue Code for each taxable year, assuming we satisfied the qualification requirements for RIC treatment in each year. As further described herein, and in the notes to the consolidated financial statements, during taxable year 2002 we did not qualify as a RIC and were therefore subject to tax as an ordinary corporation under Subchapter C of the Code. Importantly, because we had a net operating loss for 2002, our non-qualification of RIC status did not materially affect dividend distributions to our stockholders, and produced a potentially beneficial taxable loss to carry forward. Although there can be no assurances, the Company expected to qualify as a RIC in 2003, but anticipates it will not be taxed as a RIC in 2003 in order to better utilize the net operating loss carryforwards generated in 2002 and prior years.

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

In general, if certain detailed conditions of the Code are met (including the election of RIC taxation in each such year), Business Development Companies, like us in previous taxable years, are generally not taxed at the corporate level on the “investment company taxable income” and net capital gains that are distributed to stockholders, where they are taxed at ordinary income and capital gains rates, respectively. The income of a non-RIC corporation is generally subject to corporate tax. In addition, stockholders who receive income from non-RIC corporations are also taxed on the income they receive at the lower capital gains rate. Thus, the income of a non-RIC corporation is subject to “double taxation” (i.e., taxation at both the corporate and stockholder levels). RIC treatment reduces this “double taxation.” A RIC is, however, generally subject to federal income tax, at regular corporate rates, on undistributed investment company taxable income and net capital gains.

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

As in 2002, if we do not qualify as a RIC in any year, we will be subject to income taxes as if we were a domestic corporation, and our stockholders will be taxed on any amounts distributed to them in the same manner as stockholders of an ordinary corporation. Depending on the relevant circumstances, if this were to occur, we could be subject to potentially significant tax liabilities and the amount of cash available for distribution to our stockholders could be reduced. In 2002, however, because we had a net operating loss we did not suffer any significant tax liabilities as a result of our loss of RIC status. Likewise, in 2003, if we are not taxed as a RIC on our federal tax return, we anticipate being able to fully offset any federal, and substantially all state, tax liabilities by the use of net operating loss carryforwards generated in prior years.

The Code’s definition of the term “RIC” includes a domestic corporation that has elected to be treated as a Business Development Company under the 1940 Act and meets certain requirements. These requirements are:

(a)	The Company derives at least 90% of its gross income for each taxable year from dividends, interest, interest payments with respect to securities loans, and gains from the sale or other disposition of stocks or securities or foreign currencies; and

(b)	The Company diversifies its holdings so that, at the close of each quarter of its taxable year,

(i)	At least 50% of the value of its total assets is represented by (A) cash, and cash items (including receivables), US Government securities and securities of other RICs, and (B) other securities limited in respect of any one issuer to an amount not greater in value than 5% of the value of the total assets of the Company and to not more than 10% of the outstanding voting securities of such issuer; and

(ii)	Not more than 25% of the value of total assets is invested in the securities (other than US Government securities or securities of other RICs) of any one issuer or two or more issuers controlled by the company and engaged in the same, similar or related trades or businesses.

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

To the extent that we made (or continue to make in 2003 and beyond) distributions in excess of current and accumulated earnings and profits, these distributions were (and would be) treated first as a tax-free return of capital to the stockholder, reducing the tax basis of a stockholder’s common stock by the amount of such distribution (but not below zero). Distributions in excess of the stockholder’s tax basis taxable as capital gains (if the common stock is held as a capital asset). In addition, any dividends declared by us in October, November, or December of any year and payable to a stockholder of record on a specific date in any such month shall be treated as both paid by us and received by the stockholder on December 31st of such year, provided that the dividend is actually paid by us during January of the following calendar year. Stockholders may not include in their individual income tax returns any net operating losses or capital losses by us.

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

As noted above, we were not taxed as a RIC in 2002 and expect that we will not be taxed as a RIC in 2003. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution.

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

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act (Qualifying Assets) unless, at the time the acquisition is made, certain Qualifying Assets represent at least 70% of the value of the Company’s total assets. The principal categories of Qualifying Assets relevant to our business are the following:

(1)	Securities purchased in transactions not involving a public offering from the issuer of such securities, which issuer is an eligible portfolio company. An “eligible portfolio company” is defined in the 1940 Act as any issuer which:

(a)	Is organized under the laws of, and has its principal place of business in, the United States;

(b)	Is not an investment company other than a SBIC wholly-owned by the BDC; and

(c)	Satisfies one or more of the following requirements:

(i)	The issuer does not have a class of securities with respect to which a member of a national securities exchange, broker or dealer may extend margin credit, or

(ii)	The issuer is controlled by a BDC, such BDC exercises a controlling influence over the issuer’s management or policies as a result of such control, and the BDC has an affiliated person serving as a director of issuer;

(iii)	The issuer has total assets of not more than $4 million and capital and surplus (shareholder’s equity less retained earnings) of not less than $2 million, or such other amounts as the Securities and Exchange Commission (SEC) may establish by rule, regulation, or order; or

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

In addition, a BDC’s cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment, must have been organized (and have its principal place of business) in the US for the purpose of making investments in the types of securities described in (1) or (2) above.

To count securities as Qualifying Assets for the purpose of the 70% test, a BDC must either control the issuer of the securities or must make available to the issuer of the securities significant managerial assistance; except that, where a BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available the required managerial assistance.

REGULATION BY THE SBA

MFC, MCI, and FSVC each operate as an SBIC. The Small Business Investment Act of 1958 (SBIA) authorizes the organization of SBICs as vehicles for providing equity capital, long term financing, and management assistance to small business concerns. The SBIA and the SBA regulations define a “small business concern” as a business that is independently owned and operated, which does not dominate its field of operation and which (i) has a net worth, together with any affiliates, of $18.0 million or less and average annual net income after US federal income taxes for the preceding two years of $6.0 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfies alternative criteria under SBA regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenues. In addition, at the end of each year, at least 20% of the total amount of loans made after April 25, 1994 must be made in “smaller businesses” which have a net worth of $6.0 million or less and average net income after federal income taxes for the preceding two years of $2.0 million or less. SBA Regulations also prohibit an SBIC from providing funds to a small business concern for certain purposes, such as relending and reinvestment.

MFC is authorized to make loans to borrowers other than disadvantaged businesses (that is, businesses that are at least 50% owned, and controlled and managed, on a day to day basis, by a person or persons whose participation in the free enterprise system is hampered because of social or economic disadvantage) if, at the time of the loan, MFC has in its portfolio, outstanding loans to disadvantaged businesses with an aggregate cost basis equal to or exceeding the value of the unamortized repurchase discount under the preferred stock repurchase agreement between MFC and the SBA, currently zero.

Under current SBA Regulations, the maximum rate of interest that MFC may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA Regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. At December 31, 2003, the maximum rate of interest permitted on loans originated by the RIC Subsidiaries was 19%. At December 31, 2003, our outstanding medallion loans had a weighted average rate of interest 6.29% and our outstanding commercial loans had a weighted average rate of interest of 8.98%. Current SBA Regulations also require that each loan originated by an SBIC have a term of between 5 years and 20 years; loans to disadvantaged businesses may be for a minimum of four years. However, legislation enacted by the US Congress and signed into law by the President on December 21, 2000, Public Law 106-554, amended the SBIA to define “long term” financing as “any period of time not less than one year.” The effect of this statutory change is to eviscerate the SBA’s regulatory authority to require a minimum period of financing for a period of time longer than one year. Given the clear intent of the law, the SBA has adopted a policy implementing this change notwithstanding the fact that the conforming regulation has not been published.

The SBA restricts the ability of SBICs to repurchase their capital stock, to retire their SBA debentures, and to lend money to their officers, directors, and employees or invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a “change of control” or transfers which would result in any person (or group of persons acting in concert) owning 10% or more of any class of capital stock of an SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

Under SBA Regulations, without prior SBA approval, loans by licensees with outstanding SBA leverage to any single small business concern may not exceed 20% of an SBICs regulatory capital, as defined, however, under the terms of the respective conversion agreements with the SBA, MFC is authorized to make loans to disadvantaged borrowers in amounts not exceeding 30% of its respective regulatory capital.

SBICs must invest idle funds that are not being used to make loans in investments permitted under SBA Regulations. These permitted investments include direct obligations of, or obligations guaranteed as to principal and interest by, the government of the US with a term of 15 months or less and deposits maturing in one year or less issued by an institution insured by the FDIC. These permitted investments must be maintained in (i) direct obligations of, or obligations guaranteed as to principal and interest by, the US, which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less if the securities underlying the repurchase agreements are direct obligations of, or obligations guaranteed as to principal and interest by, the US, and such securities must be maintained in a custodial account in a federally insured institution; (iii) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (iv) a deposit account in a federally insured institution, subject to withdrawal restriction of one year or less; (v) a checking account in a federally insured institution; or (vi) a reasonable petty cash fund.

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

OUR SUBSIDIARIES OPERATION AS AN INDUSTRIAL LOAN CORPORATION

In May 2002, the Company formed MB, which received approval from the FDIC for Federal deposit insurance in October 2003. MB, a Utah-chartered industrial loan corporation, is a depository institution subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. Under its banking charter, MB is empowered to make consumer and commercial loans, and may accept all FDIC-insured deposits other than demand deposits (such as checking accounts). It is anticipated that the creation of MB will allow the Company to apply stable and low-cost bank deposit funding for key lending business activities throughout the Company, which will initially include taxicab medallion and asset-based lending.

MB is subject to certain federal laws which restrict and control its ability to extend credit and provide or receive services between affiliates. See Note 19 to the consolidated financial statements. In addition, the FDIC has regulatory authority to prohibit MB from engaging in any unsafe or unsound practice in conducting its business.

MB is further subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the FFIEC). These guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be Tier I capital, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, Tier II capital, may consist of other preferred stock, certain hybrid debt/equity instruments, a limited amount of term-subordinated debt, or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total average assets. Recognizing that the risk-based capital standards address only credit risk, and not interest rate, liquidity, operational, or other risks, many banks are expected to maintain capital in excess of the minimum standards.

In addition, pursuant to provisions of the FDIC Improvement Act of 1991 (FDICIA) and related regulations with respect to prompt corrective action, FDIC-insured institutions such as MB may only accept brokered deposits without FDIC permission if they meet specified capital standards, and are subject to restrictions with respect to the interest they may pay on deposits unless they are well-capitalized. To be well-capitalized under the prompt corrective action provisions, a bank must have a ratio of combined Tier I and Tier II capital to risk-weighted assets of not less than 10%, Tier I capital to risk-weighted assets of not less than 6%, and a Tier I to average assets of not less than 5%.

The FDIC, the Company, and MB have agreed that the capital levels of MB will at all times meet or exceed the levels required for MB to be considered well capitalized under the FDIC rules and regulations, that MB’s Tier 1 capital to total assets ratio will be maintained at not less than 15%, and that MB will maintain an adequate allowance for loan and lease losses. See Note 19 to the consolidated financial statements.

Transfers of Funds

Sections 23A and 23B of the Federal Reserve Act and applicable regulations also impose restrictions on MB. These restrictions limit the transfer of funds by a depository institution to certain of its affiliates, including the Company, in the form of loans, extensions of credit, investments, or purchases of assets. Sections 23A and 23B also require generally that the depository institution’s transactions with its affiliates be on terms no less favorable to MB than comparable transactions with unrelated third parties. See Note 19 to the consolidated financial statements.

Legislative and Regulatory Developments

The banking and finance businesses in general are the subject of extensive regulation at the state and federal levels, and numerous legislative and regulatory proposals are advanced each year which, if adopted, could affect our profitability or the manner in which we conduct our activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives, or whether any of the federal or state proposals will become law.

The USA Patriot Act and the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the USA Patriot Act) was enacted on October 26, 2001, and is intended to detect and prosecute terrorism and international money laundering. The USA Patriot Act establishes new standards for verifying customer identification incidental to the opening of new accounts. MB will undertake appropriate measures to comply with the USA Patriot Act and associated regulations. Other provisions of the USA Patriot Act provide for special information sharing procedures governing communications with the government and other financial institutions with respect to suspected terrorists and money laundering activity, and enhancements to suspicious activity reporting, including electronic filing of suspicious activity reports over a secure filing network.

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

EMPLOYEES

As of December 31, 2003, the Company employed 128 persons. The Company believes that relations with all of its employees are good.

ITEM 2.     PROPERTIES

The Company leases approximately 17,000 square feet of office space in New York City for its corporate headquarters under a lease expiring in June 2006, and leases a facility in Long Island City, New York, of approximately 6,000 square feet which is shared by corporate back-office operations and Media. The Company also leases office space for loan origination offices in Boston, MA, Chicago, IL, Hartford, CT, Minneapolis, MN, and Somers Point, NJ. Media leases space for sales and maintenance in New York, NY, New Orleans, LA, Baltimore, MD, La Jolla, CA, Dorchester, MA, Beltsville, MD, Dallas, TX, and Miami, FL. Medallion Bank leases space in Salt Lake City, Utah. The Company does not own any real property. The Company believes that its leased properties, taken as a whole, are in good operating condition and are suitable for the Company’s current business operations.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the 2003 fourth quarter.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of March 12, 2004, there were approximately 122 holders of record of the Company’s common stock.

On March 12, 2004, the last reported sale price of our common stock was $8.47 per share. Historically, our common stock has traded at a premium to net asset value per share, and although there can be no assurance, the Company anticipates that its stock will again trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s common stock on the Nasdaq National Market.

2003	HIGH	LOW
Fourth Quarter	$9.49	$6.49
Third Quarter	7.08	6.28
Second Quarter	7.03	3.70
First Quarter	4.82	3.19
2002
Fourth Quarter	$5.17	$3.90
Third Quarter	5.20	3.02
Second Quarter	7.20	3.64
First Quarter	9.20	7.77

As a non-RIC in 2002, and due to the expected election not to be a RIC in 2003, dividend distributions are at management’s discretion. Prior to 2002, as required, we distributed at least 90% of our investment company taxable income to our stockholders, and if a RIC election is made in 2004 and subsequent years, we intend to distribute at least 90% of our investment company taxable income to our shareholders as well. Distributions of our income were generally required to be made within the calendar year the income was earned as a RIC; however, in certain circumstances distributions can be made up to a full calendar year after the income has been earned. Investment company taxable income includes, among other things, dividends and interest reduced by deductible expenses. Our ability to make dividend payments as a RIC is restricted by certain asset coverage requirements under the 1940 Act and has been dependent upon maintenance of our status as a RIC under the Code in the past, by SBA regulations, and under the terms of the SBA debentures. There can be no assurances, however, that we will have sufficient earnings to pay such dividends in the future.

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

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
December 1 thru 31, 2003	10,816	9.20	10,816	9,900,492
Total	10,816	9.20	10,816	9,900,492

(1)	The Company publicly announced its Stock Repurchase Program in a press release dated November 5, 2003. The Board of Directors approved the repurchase of up to $10,000,000 of the Company’s outstanding common stock. The Board of Directors did not set an expiration date for the Stock Repurchase Program.

ITEM 6.     SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2003, 2002, 2001, 2000, and 1999. Prior year amounts have been restated to reflect the pooling of interests with FSVC.

	Year ended December 31,
Dollars in thousands	2003	2002	2001	2000	1999
Statement of operations
Investment income	$26,214	$33,875	$42,102	$55,610	$44,076
Interest expense	12,042	20,243	25,576	28,943	20,988

Net interest income	14,172	13,632	16,526	26,667	23,088
Noninterest income	4,457	6,121	3,592	6,288	5,983
Operating expenses	17,174	27,565	17,619	23,449	18,000

Net investment income (loss) (1)	1,455	(7,812)	2,499	9,506	11,071
Net realized gains (losses) on investments	11,527	(6,335)	(3,015)	(3,884)	22,545
Net changes in unrealized appreciation (depreciation) on investments (2)	(10,923)	1,620	(3,558)	1,737	(12,473)
Income tax provision (benefit)	41	85	(16)	(182)	49

Net increase (decrease) in net assets resulting from operations (3)	$2,018	($12,612)	($4,058)	$7,541	$21,094

Per share data
Net investment income (loss) (1)	$0.08	($0.44)	$0.13	$0.67	$0.75
Realized gains (losses) on investments	0.63	(0.35)	(0.17)	(0.27)	1.55
Net unrealized appreciation (depreciation) on investments	(0.60)	0.10	(0.20)	0.12	(0.86)

Net increase (decrease) in net assets resulting from operations (3)	$0.11	($0.69)	($0.24)	$0.52	$1.44

Dividends declared per share	$0.16	$0.03	$0.38	$1.19	$1.27

Weighted average common shares outstanding
Basic	18,245,774	18,242,728	16,582,179	14,536,942	14,515,660
Diluted	18,287,952	18,242,728	16,582,179	14,576,183	14,620,437

Balance sheet data
Net investments	$379,159	$356,246	$455,595	$514,154	$489,567
Total assets	456,494	425,288	507,756	560,715	533,924
Total borrowed funds	287,454	250,767	321,845	396,126	357,204
Total liabilities	294,378	263,423	332,732	412,982	376,263
Total shareholders’ equity	162,116	161,865	175,024	147,733	157,310

	Year ended December 31,
Dollars in thousands	2003	2002	2001	2000	1999
Selected financial ratios and other data
Return on average assets (ROA) (4)
Net investment income (loss)	0.34%	(1.71%)	0.46%	1.73%	2.25%
Net increase (decrease) in net assets resulting from operations	0.47	(2.72)	(0.75)	1.38	4.30
Return on average equity (ROE) (5)
Net investment income (loss)	0.90	(4.71)	1.48	6.23	7.10
Net increase (decrease) in net assets resulting from operations	1.24	(7.47)	(2.44)	4.94	13.53

Weighted average yields	6.93%	8.21%	8.70%	10.82%	9.91%
Weighted average cost of funds	3.21	4.91	5.27	5.66	7.12

Net interest margin (6)	3.72	3.30	3.43	5.16	2.79
Noninterest income ratio (7)	1.20	1.50	0.75	0.66	0.46
Operating expense ratio (8)	4.62	6.84	3.71	4.09	3.27

As a percentage of net investment portfolio
Medallion loans	76%	59%	55%	58%	66%
Commercial loans	23	39	44	42	34
Equity investments	1	2	1	0	0

Investments to assets (9)	83%	84%	90%	92%	92%
Equity to assets (10)	36	38	34	26	29
Debt to equity (11)	177	155	184	268	227

(1)	Excluding the $63,000 and $9,417,000 costs of debt extinguishment in 2003 and 2002, the $6,700,000 of charges related to Chicago Yellow, the excess servicing asset, the additional bank charges, and the writeoff of transaction costs in 2001, and the $3,140,000 of acquisition-related and other non-recurring charges in 2000, net investment income would have been $1,519,000 or $0.08, $1,605,000 or $0.09 per share, $9,199,000 or $0.55, and $12,646,000 or $0.87 in 2003, 2002, 2001, and 2000, respectively.
(2)	Net changes in unrealized appreciation (depreciation) on investments represents the increase (decrease) for the year in the fair value of the Company’s investments, including the results of operations for Media.
(3)	Excluding the costs and charges described in note (1) and the $1,350,000 tax reserve adjustment in Media in 2001, net increase (decrease) in net assets resulting from operations would have been $2,081,000 or $0.11 per share, ($3,195,000) or ($0.18) per share, $4,692,000 or $0.18, and $10,681,000 or $0.73 in 2003, 2002, 2001, and 2000, respectively.
(4)	ROA represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations, divided by average total assets. Excluding the costs and charges described in note (1), ROAs based on net investment income (loss) would have been 0.35%, 0.35%, 1.71%, and 2.31% for 2003, 2002, 2001, and 2000, respectively. ROAs based on net increase (decrease) in net assets resulting from operations would have been 0.48%, (0.69%), 0.49%, and 1.95%, respectively.
(5)	ROE represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations divided by average shareholders’ equity. Excluding the costs and charges described in note (1), ROEs based on net investment income (loss) would have been 0.94%, 0.95%, 5.53%, and 8.29% for 2003, 2002, 2001, and 2000, respectively. ROEs based on net increase (decrease) in net assets resulting from operations would have been 1.28%, (1.89%), 1.59%, and 7.00%, respectively.
(6)	Net interest margin represents net interest income for the year divided by average interest earning assets. Excluding the interest income-related costs described in note (1), net interest margin would have been 4.08% for 2001.
(7)	Noninterest income ratio represents noninterest income divided by the average interest earning assets. For 2001, noninterest income ratio adjusted for the excess servicing asset of $2,050,000 was 3.39%.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets. Excluding the $63,000 and $9,417,000 costs of debt extinguishment in 2003 and 2002, $550,000 in 2001, and $3,140,000 in 2000 to write off transaction, acquisition-related, and other non-recurring charges, the ratios would have been 4.60%, 4.52%, 3.60%, and 4.00%, respectively.
(9)	Represents net investments divided by total assets as of December 31.
(10)	Represents total shareholders’ equity divided by total assets as of December 31.
(11)	Represents total debt (line of credit, notes payable to banks, senior secured notes, and SBA debentures) divided by total shareholders’ equity as of December 31.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2003, 2002, and 2001. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Investment Considerations section on page 39.

CRITICAL ACCOUNTING POLICIES

The SEC has recently issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of the Company’s consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by the Company include valuation of loans, evaluation of the recoverability of accounts receivable and income tax assets, and the assessment of litigation and other contingencies. The Company’s ability to collect accounts receivable and recover the value of its loans depends on a number of factors, including financial conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary, in accordance with generally accepted accounting principles, to record net assets and liabilities at estimated realizable values. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2003, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

GENERAL

The Company is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses. Since 1996, the year in which the Company became a public company, it has increased its medallion loan portfolio at a compound annual growth rate of 8%, and its commercial loan portfolio at a compound annual growth rate of 11%. Total assets under our management, which includes assets serviced for third party investors, were approximately $631,382,000 as of December 31, 2003, and have grown from $215,000,000 at the end of 1996, a compound annual growth rate of 17%.

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

Realized gains or losses on investments are recognized when the investments are sold or written off. The realized gains or losses represent the difference between the proceeds received from the disposition of portfolio assets, if any, and the cost of such portfolio assets. In addition, changes in unrealized appreciation or depreciation of investments are recorded and represent the net change in the estimated fair values of the portfolio assets at the end of the period as compared with their estimated fair values at the beginning of the period. Generally, realized gains (losses) on investments and changes in unrealized appreciation (depreciation) on investments are inversely related. When an appreciated asset is sold to realize a gain, a decrease in the previously recorded unrealized appreciation occurs. Conversely, when a loss previously recorded as unrealized depreciation is realized by the sale or other disposition of a depreciated portfolio asset, the reclassification of the loss from unrealized to realized causes a decrease in net unrealized depreciation and an increase in realized loss.

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

	December 31, 2003		December 31, 2002		December 31, 2001
(Dollars in thousands)	Interest Rate(1)	Principal Balance	Interest Rate(1)	Principal Balance	Interest Rate(1)	Principal Balance
Medallion loans
New York	6.00%	$231,955	7.41%	$174,682	8.48%	$205,598
Chicago	6.74	26,543	7.52	13,571	9.86	20,910
Boston	7.54	15,490	10.60	9,741	11.41	13,170
Newark	9.52	7,744	10.17	7,665	10.33	6,208
Cambridge	7.20	4,077	9.69	2,151	11.66	1,718
Other	9.77	2,556	10.55	3,548	11.30	6,548

Total medallion loans	6.29	288,365	7.74	211,358	8.88	254,152

Deferred loan acquisition costs		905		344		541
Unrealized depreciation on loans		(1,058)		(1,191)		(2,019)

Net medallion loans		$288,212		$210,511		$252,674

Commercial loans
Secured mezzanine	13.02%	$27,166	12.87%	$33,361	12.77%	$36,313
Asset based	7.23	18,179	9.92	42,525	9.20	53,955
SBA Section 7(a)	6.93	17,540	7.38	32,665	7.90	56,702
Other secured commercial	7.58	30,202	9.20	36,013	10.38	60,773

Total commercial loans	8.98	93,087	9.85	144,564	9.81	207,743

Deferred loan acquisition costs		741		1,105		1,608
Discount on SBA Section 7(a) loans sold		(998)		(1,537)		(2,415)
Unrealized depreciation on loans		(6,860)		(5,806)		(7,607)

Net commercial loans		$85,970		$138,326		$199,329

Equity investments	0.00%	$4,690	0.0%	$1,370	0.00%	$1,467

Unrealized appreciation on equities		287		6,039		2,125

Net equity investments		$4,977		$7,409		$3,592

Investments at cost	6.95%	$386,142	8.60%	$357,292	9.30%	$463,362

Deferred loan acquisition costs		1,646		1,449		2,149
Unrealized appreciation on equities		287		6,039		2,125
Discount on SBA Section 7(a) loans sold		(998)		(1,537)		(2,415)
Unrealized depreciation on loans		(7,918)		(6,997)		(9,626)

Net investments		$379,159		$356,246		$455,595

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at December 31, 2003 was 6.95%, a decrease of 165 basis points from 8.60% at December 31, 2002, which was a decrease of 70 basis points from 9.30% at December 31, 2001. The decreases primarily reflected the reductions in the general level of interest rates in the economy, evidenced by the reduction in the prime rate from 9.50% in early 2001 to 4.00% by year end 2003. The general rate decrease is partially mitigated by the sizable number of fixed-rate medallion loans which reprice at longer intervals, and the generally high yields including some at fixed rates, on the commercial portfolio. The Company expects to try to continue increasing both the percentage of commercial loans in the total portfolio and the origination of floating and adjustable-rate loans and non-New York medallion loans.

Medallion Loan Portfolio

The Company’s medallion loans comprised 76% of the net portfolio of $379,159,000 at December 31, 2003, compared to 59% of $356,246,000 at December 31, 2002 and 55% of $455,595,000 at December 31, 2001. The medallion loan portfolio increased by $77,701,000 or 37% in 2003, reflecting increases in all markets, particularly in New York, and Chicago, and reversing the reductions during 2002 in most markets, especially in New York, and the effect of the reclassification of certain Chicago loans to owned medallions. In 2003, a substantial amount of the growth reflected the repurchase of participations generated in 2002, complimented by new business and the conversion of owned medallions into earning assets. In 2002, the Company declined to renew more marginable credits, slowed origination activity, and continued efforts to participate loans to third party lenders, for the purpose of conserving cash resources for debt service. The Company retained a portion of those participating loans and earns a fee for servicing the loans for the third parties. Total medallion loans serviced for third parties were $36,245,000 and $81,856,000 at December 31, 2003 and 2002.

The weighted average yield of the medallion loan portfolio at December 31, 2002 was 6.29%, a decrease of 145 basis points from 7.74% at December 31, 2002, which was down 114 basis points from 8.88% at December 31, 2001. The decreases in yield primarily reflected the generally lower level of interest rates in the economy, and the effects of borrower refinancings. At December 31, 2003, 19% of the medallion loan portfolio represented loans outside New York, compared to 17% and 19% at year-end 2002 and 2001. The Company continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

Collateral Appreciation Participation Loans

During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by 500 Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios, and was entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral. During 2003 and 2002, $0 additional interest income was recorded, compared to a decrease of $3,100,000 for 2001, which was reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets. During 2002, 400 of the medallions were returned to the Company in lieu of repayment of the loans. As a result, $8,000,000 of these loans were carried in other assets, and $950,000 were carried in medallion loans, in total representing 2% of the Company’s assets. In addition, the borrower had not paid interest due of $1,265,000. Subsequently, the Company reached agreement to sell 300 of the 400 medallions to new borrowers at book value upon the transfer of the ownership of the medallion licenses by the City of Chicago, and 291 medallions for $5,820,000 had been reclassified back to medallion loans by the end of 2003, reflecting the transfers to date. The Company also reached an agreement on a term payout of the interest due with the original borrower, which is carried at $1,386,000 and is on nonaccrual at December 31, 2003. The remaining 100 returned medallions were sold to subsidiaries of MFC, including the syndicated portion, funded by notes with several banks. These medallions are being leased to fleet operators while being held for long-term appreciation in value. The remaining loans for 100 medallions were due in June 2005, and all 100 of the medallions were returned to the Company in lieu of repayment of the loans. The Company has entered into negotiations with certain fleet operators who would buy the loans for full value, similar to the transaction described above, and as of February 29, 2004, 25 of these medallions for $237,500 had been reclassified back to medallion loans. However, there can be no assurances that the balance of such refinancings will occur. As a RIC, the Company is required to mark-to-market these investments on a quarterly basis, as it does on all of its other investments. The Company believes that it has adequately calculated the fair market value of these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices.

Commercial Loan Portfolio

Since 1997, and until 2002, the Company shifted the total portfolio mix toward a higher percentage of commercial loans, which historically had higher yields than medallion loans, and represented 23% of the net investment portfolio as of December 31, 2003. Commercial loans declined by $52,356,000 or 38% during 2003, continuing the trend begun in 2002. The decrease in both years reflected decreases in all business lines, particularly in the SBA Section 7(a) and asset-based lending businesses, reflecting the slowdown in originations due to liquidity constraints, and the sales or participations of certain assets, loan payoffs and maturities, and in 2003, the time lag associated with regenerating the loan pipeline once the liquidity constraints disappeared mid year. Total commercial loans serviced for third parties were $138,643,000 and $140,414,000 at December 31, 2003 and 2002.

The weighted average yield of the commercial loan portfolio at December 31, 2003 was 8.98%, a decrease of 87 basis points from 9.85% at December 31, 2002, which was up 4 basis points from 9.81% at December 31, 2001. The decrease in 2003 reflected downward repricing pressure consistent with the interest rate drops over the last few years. The increase in 2002 primarily reflected the payoff or sale of lower-yielding Section 7(a) and asset-based loans to both improve liquidity and enhance the portfolio yield. The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. At December 31, 2003, variable-rate loans represented approximately 58% of the commercial portfolio, compared to 62% and 68% at December 31, 2002 and 2001. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Delinquency and Loan Loss Experience

We generally follow a practice of discontinuing the accrual of interest income on our loans that are in arrears as to interest payments for a period of 90 days or more. We deliver a default notice and begin foreclosure and liquidation proceedings when management determines that pursuit of these remedies is the most appropriate course of action under the circumstances. A loan is considered to be delinquent if the borrower fails to make a payment on time; however, during the course of discussion on delinquent status, we may agree to modify the payment terms of the loan with a borrower that cannot make payments in accordance with the original loan agreement. For loan modifications, the loan will only be returned to accrual status if all past due interest payments are brought fully current. Based upon the assessment of our collateral position, we evaluate most of these relationships on an “enterprise value” basis and expect to locate and install a new operator to run the business and reduce the debt. For credit that is collateral based, we anticipate that a substantial portion of the principal amount of delinquent loans would be collected upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing these loans will be adequate in the event of foreclosure.

The following table shows the trend in loans 90 days or more past due as of December 31,

	2003			2002			2001
Medallion loans	$4,569,000	1.2	%(1)	$7,519,000	2.1	%(1)	$12,351,000	2.7	% (1)
Commercial loans
Secured mezzanine	7,543,000	2.0		9,669,000	2.7		8,426,000	1.8
SBA Section 7(a)	4,143,000	1.1		8,326,000	2.3		12,637,000	2.7
Asset-based receivable	—	0.0		—	0.0		—	0.0
Other secured commercial	2,842,000	0.7		4,071,000	1.2		10,000,000	2.2

Total commercial loans	14,528,000	3.8		22,066,000	6.2		31,063,000	6.7

Total loans 90 days or more past due	$19,097,000	5.0%		$29,585,000	8.3%		$43,414,000	9.4%

(1)	Percentage is calculated against the total loan portfolio.

In general, collection efforts over the past 18 months have substantially contributed to the sizable reduction in the overall delinquency patterns. The decrease in medallion delinquencies from a year ago primarily represents improvements as the economic fallout from the events of September 11, 2001 have receded and business for many fleet owners and individual drivers has returned to more normal patterns of delinquencies. The decrease in secured mezzanine delinquencies primarily reflected the conversion of a $3,621,000 loan into an equity position in a portfolio investment. Otherwise, the overall increase in secured mezzanine financing delinquencies primarily reflected the impact of the economy on certain concession and media properties, some of which is believed to be of temporary nature, and is not unusual given the nature of this kind of business and the current stage of the economic cycle. The continued improvement in the trend of delinquencies in the SBA Section 7(a) portfolio and the other commercial secured loan portfolio primarily reflected management’s efforts to collect and restructure nonperforming loans, the satisfactory resolution of several large long-term workout credits, and the foreclosure of certain loans, transferring them to other assets. Included in the SBA Section 7(a) delinquency figures are $845,000, $2,696,000, and $5,407,000 at December 31, 2003, 2002, and 2001, which represented loans repurchased for the purpose of collecting on the SBA guarantee. The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

We monitor delinquent loans for possible exposure to loss, by analyzing various factors, including the value of the collateral securing the loan and the borrower’s prior payment history. Under the 1940 Act, our loan portfolio must be recorded at fair value or “marked-to-market.” Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect our estimate of the current realizable value of our loan portfolio. Since no ready market exists for this portfolio, fair value is subject to the good faith determination of management and the approval of our Board of Directors. Because of the subjectivity of these estimates, there can be no assurance that, in the event of a foreclosure or the sale of portfolio loans we would be able to recover the amounts reflected on our balance sheet.

In determining the value of our portfolio, management and the Board of Directors may take into consideration various factors such as the financial condition of the borrower and the adequacy of the collateral. For example, in a period of sustained increases in market interest rates, management and the Board of Directors could decrease its valuation of the portfolio if the portfolio consists primarily of fixed-rate loans. Our valuation procedures are designed to generate values which approximate the value that would have been established by market forces and are therefore subject to uncertainties and variations from reported results. Based upon these factors, net unrealized appreciation or depreciation on investments is determined, or the amount by which our estimate of the current realizable value of our portfolio is above or below our cost basis.

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) (excluding Media and foreclosed properties) on investments for the years ended December 31, 2003, 2002 and 2001.

	Loans	Equity Investments	Total
Balance, December 31, 2000	$(6,988,790)	$(422,577)	$(7,411,367)
Increase in unrealized
Appreciation on investments	—	2,937,051	2,937,051
Depreciation on investments	(6,495,139)	(915,492)	(7,410,631)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(3,155)	—	(3,155)
Losses on investments	3,862,449	450,014	4,312,463
Other	(1,669)	76,256	74,587

Balance December 31, 2001 (1)	(9,626,304)	2,125,252	(7,501,052)
Increase in unrealized
Appreciation on investments	—	4,354,823	4,354,823
Depreciation on investments	(3,843,923)	(260,403)	(4,104,326)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(2,722)	—	(2,722)
Losses on investments	6,075,523	219,912	6,295,435
Other	400,000	(400,000)	—

Balance December 31, 2002 (1)	(6,997,426)	6,039,584	(957,842)
Increase in unrealized
Appreciation on investments	—	1,857,627	1,857,627
Depreciation on investments	(3,223,280)	122,400	(3,100,880)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(11,811)	(7,732,566)	(7,744,377)
Losses on investments	2,314,726	—	2,314,726

Balance December 31, 2003 (1)	$(7,917,791)	$287,045	$(7,630,746)

(1)	Excludes unrealized depreciation of $317,361, $128,738, and $43,093 on foreclosed properties at December 31, 2003, 2002, and 2001, respectively.

The following table presents credit-related information for the investment portfolios as of and for the years ended December 31.

	2003	2002	2001
Total loans
Medallion loans	$288,211,557	$210,510,622	$252,674,634
Commercial loans	85,970,205	138,326,194	199,328,787

Total loans	374,181,762	348,836,816	452,003,421
Equity investments (1)	4,976,763	7,409,628	3,591,962

Net investments	$379,158,525	$356,246,444	$455,595,383

Net unrealized appreciation (depreciation) on investments
Medallion loans	$(1,058,196)	$(1,191,631)	$(2,019,155)
Commercial loans	(6,859,595)	(5,805,795)	(7,607,149)

Total loans	(7,917,791)	(6,997,426)	(9,626,304)
Equity investments	287,045	6,039,584	2,125,252

Total net unrealized appreciation (depreciation) on investments	$(7,630,746)	$(957,842)	$(7,501,052)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(0.37)%	(0.57)%	(0.80)%
Commercial loans	(7.98)	(4.20)	(3.82)
Total loans	(2.12)	(2.01)	(2.02)
Equity investments	5.77	81.51	59.17
Net investments	(2.01)	(0.27)	(1.65)

Realized gains (losses) on loans and equity investments
Medallion loans	$(121,664)	$(339,437)	$(24,869)
Commercial loans	(2,153,677)	(5,775,932)	(3,489,075)

Total loans	(2,275,341)	(6,115,369)	(3,513,944)
Equity investments	13,801,969	(219,912)	498,798

Total realized gains (losses) on loans and equity investments	$11,526,628	$(6,335,281)	$(3,015,146)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(0.05)%	(0.12)%	(0.01)%
Commercial loans	(2.13)	(2.62)	(1.72)
Total loans	(0.62)	(1.22)	(0.74)
Equity investments	274.56	(3.46)	21.55
Net investments	3.10	(1.25)	(0.63)

(1)	Represents common stock and warrants held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par value.

Equity Investments

Equity investments were 1%, 2%, and 1%, of the Company’s total portfolio at December 31, 2003, 2002, and 2001. Equity investments are comprised of common stock and warrants, primarily held by MCI. The increase in equities during 2002 and 2001 was primarily a result of the unrealized appreciation recorded on a publicly traded investment which was sold during 2003.

Investment in and loans to Media

The investments and loans to Media represent the Company’s investment in its taxicab advertising business, including contributed capital, the Company’s share of accumulated losses, and intercompany loans provided to Media for operating capital.

Trend in Interest Expense

The Company’s interest expense is driven by the interest rates payable on its short-term credit facilities with banks, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The establishment of the Merrill Lynch Bank, USA (MLB) line of credit in September 2002 and its favorable renegotiation in September 2003 had the effect of dramatically reducing the Company’s cost of funds. The Company’s borrowing costs increased during the first nine months of 2002, until the MLB line was established, as a result of amendments to the prior credit facilities and senior secured notes. The amendments to the credit facilities and senior secured notes entered into during 2002 involved changes, and in some cases increases, to the interest rates payable thereunder. In addition, during events of default, the interest rate on the loans was increased by 2 percentage points. The effect of this was to keep borrowing costs abnormally high during a period when rates were otherwise declining. See the table below for the average cost of borrowed funds. The September 13, 2002 amendments repriced the bank loans to 5.25% for the Company and 4.75% for MFC, and repriced MFC’s senior secured notes to 8.85%. In addition to the interest rate charges, $15,080,000 was incurred through December 31, 2003 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which $63,000 and $9,417,000 was expensed as part of costs of debt extinguishment in 2003 and 2002, $2,325,000 and $1,754,000 was expensed as part of interest expense during 2003 and 2002, and $0 and $173,000 was expensed as part of professional fees in 2003 and 2002. The balance of $1,327,000 which relates solely to the Trust’s new line of credit with MLB will be charged to interest expense over the remaining term of the line of credit.

During the 2002 third quarter, the Trust closed a $250,000,000 line of credit with MLB for lending on medallion loans, which was priced at LIBOR plus 1.50%, excluding fees and other costs. All of the draws on this line were paid to MFC for medallion loans purchased, and were used by MFC to repay higher priced debt with the banks and noteholders, and to purchase loans for the Trust from participants and affiliates. During the 2003 third quarter, this line was renewed and extended, and borrowings are now generally at LIBOR plus 1.25%. In addition, $20,060,000 of higher priced SBA debentures were repaid during the year, and $9,150,000 was drawn back at lower borrowing rates.

The Company’s cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Notes 4 and 5 to the consolidated financial statements for details on the terms of all outstanding debt. The Company’s debentures issued to the SBA typically have terms of ten years.

The Company measures its borrowing costs as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for 2003, 2002, and 2001. Average balances have declined over the last two years, primarily reflecting the sale or participation of loans to other financial institutions, reductions in the level of loan originations or refinancings, and the usage of operating cash flow to raise capital for debt reductions and other corporate purposes. The decline in borrowing costs reflected the utilization of the lower cost revolving line of credit with MLB, and the trend of declining interest rates in the economy, partially offset by higher cost bank debt and related renewal expenses, and additional long-term SBA debt also at higher rates.

	Interest Expense	Average Balance	Average Borrowing Costs
December 31, 2003 (1)
Floating rate borrowings	$7,862,552	$198,207,000	3.97%
Fixed rate borrowings	4,179,379	60,900,000	6.87

Total	$12,041,931	$259,107,000	4.65

December 31, 2002
Floating rate borrowings	$13,542,993	$199,994,000	6.77%
Fixed rate borrowings	6,700,019	81,944,000	8.18

Total	$20,243,012	$281,938,000	7.18

December 31, 2001
Floating rate borrowings	$19,826,156	$289,050,000	6.86%
Fixed rate borrowings	5,749,422	75,749,000	7.59

Total	$25,575,578	$364,798,000	7.01

(1)	Included in interest expense in 2003 was $543,000 of interest reversals. Adjusted for this amount, the floating rate borrowings average borrowing costs would have been 4.24%, and the total average borrowing costs would have been 4.86%.

The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under SBIA and SBA regulations. The Company believes that financing operations primarily with short-term floating rate secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain hedging strategies. At December 31, 2003, 2002, and 2001, short-term floating rate debt constituted 80%, 72%, and 72% of total debt, respectively.

Taxicab Advertising

In addition to its finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media’s revenue is affected by the number of taxicab rooftop advertising displays currently showing advertisements, and the rate charged customers for those displays. At December 31, 2003, Media had approximately 6,700 installed displays in the United States. The Company expects that Media will continue to expand its operations by entering new markets on its own or through acquisition of existing taxicab rooftop advertising companies. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company’s operations because SEC regulations prohibit the consolidation of non-investment companies with investment companies.

During the last three years, Media’s operations were constrained by a very difficult advertising environment that resulted from the September 11, 2001 terrorist attacks and a general economic downturn, compounded by the rapid expansion of taxicab tops inventory that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue. Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations. Media has developed an operating plan to fund only necessary operations out of available cash flow and intercompany borrowings, and to escalate its sales activities to generate new revenues. Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such time as business returns to historical levels.

During 2003, continued negotiations with certain fleets were concluded with the result that $389,000 that Media had accrued as payments to these fleets was reversed against Media’s cost of fleet services. Also, in 2003, Media settled a claim against one of its fleet operators. The result was a termination of certain contractual relations, the payment of $1,052,000 to Media, the transfer of certain assets to the fleet operator, and the forgiveness of certain liabilities Media owed the fleet operator. The net result was a $985,000 gain reflected as other income in Media’s statement of operations. A portion of the proceeds from this settlement was used by Media to repay the balance of its US third-party outstanding debt. Also during 2003, Media determined that certain tops were no longer usable, and $196,000 of these tops were written off to depreciation expense.

In 2001, a substantial portion of Media’s revenues arose from the realization of amounts that had been paid for and deferred from prior periods. Also, Media recorded a $1,350,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes, of which $656,000 was reversed in 2002 as a result of changes in the tax laws. Media retains a net operating loss carryforward of $5,050,000 at December 31, 2003.

The Company charges Media for salaries and benefits and corporate overhead paid by the Company on Media’s behalf. During 2003, these amounts owed by Media to the Company were capitalized as equity. The decrease in equipment and prepaid signing bonuses included the adjustments related to the contract settlement and the tops writeoff described above. The increase in accounts receivables and deferred revenue reflect increased sales activity to be recognized in future periods.

In July 2001, Media acquired certain assets and assumed certain liabilities of MMJ, a taxi advertising operation similar to those operated by Media in the US, which has advertising rights on approximately 5,000 cabs servicing various cities in Japan. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the next three years. MMJ accounted for approximately 4% of Media’s consolidated revenue during 2003, compared to 11% and 8% during 2002 and 2001.

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

Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses, but adjusts quarterly the valuation of the loan portfolio to reflect the Company’s estimate of the current value of the total loan portfolio. Since no ready market exists for the Company’s loans, fair value is subject to the good faith determination of the Company. In determining such fair value, the Company and its Board of Directors consider factors such as the financial condition of its borrowers and the adequacy of its collateral. Any change in the fair value of portfolio loans or other investments as determined by the Company is reflected in net unrealized depreciation or appreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income.

The Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value. The Company uses Media’s actual results of operations as the best estimate of changes in fair value, and records the result as a component of unrealized appreciation (depreciation) on investments.

Consolidated Results of Operations

For the Years Ended December 31, 2003 and 2002

Net increase in net assets resulting from operations was $2,018,000 or $0.11 per diluted common share, up $14,630,000 from losses of $12,612,000 or $0.69 per share in 2002, primarily reflecting reduced costs of debt extinguishment, net appreciation on investments, lower professional fees and other operating expenses, improved results at Media, and higher net interest income, partially offset by lower noninterest income. Included in both periods were costs related to the debt extinguishment efforts of the Company including prepayment penalties, default interest charges, loan fees, legal fees, and consultant costs of $63,000 for 2003 and $9,417,000 for 2002. Net increase in net assets resulting from operations excluding these costs was $2,081,000 or $0.11 per share in 2003, up $5,276,000 from a loss of $3,195,000 or $0.18 per share in 2002. Net investment income was $1,456,000 or $0.08 per share in 2003, an increase of $9,268,000 from a loss of $7,812,000 or $0.43 per share in 2002. Excluding the costs related to debt extinguishment, net investment income was $1,519,000 or $0.08 per share for 2003, a decrease of $86,000 or 5% from $1,605,000 or $0.09 per share in 2002.

Investment income was $26,214,000 in 2003, down $7,661,000 or 23% from $33,875,000 a year ago, primarily reflecting the significant drop in interest rates and, to a lesser extent, in average total investments. The yield on the investment portfolio was 6.93% in 2003, down 16% from 8.22% a year ago, reflecting the refinancing activities of the customer base to take advantage of the lower level of market interest rates prevalent in the economy compared to the recent past, and the movement towards a greater concentration in lower yielding medallion loans. Average investments outstanding were $375,491,000, down 12% from $424,541,000 a year ago, primarily reflecting the nonrenewal of certain business and sales of participation interests, so the Company could raise cash as the banks and senior noteholders required the Company to reduce the level of borrowings in the revolving lines of credit and senior notes.

Medallion loans were $288,212,000 at year end, up $77,701,000 or 37% from $210,511,000 a year ago, representing 76% of the investment portfolio compared to 59% a year ago, and were yielding 6.29%, compared to 7.74% a year ago. The increase in loans primarily reflected efforts to book new business and repurchase certain participations, primarily in the New York City, Chicago, and Boston markets, to maximize the utilization of the lower cost MLB line. As medallion loans renewed during the year and new business was booked, they were priced at generally lower current market rates. The commercial loan portfolio was $85,970,000 at year end, compared to $138,326,000 at the prior yearend, a decrease of $52,356,000 or 38%. Commercial loans represented 23% of the investment portfolio, compared to 39% a year ago, and yielded 8.98%, compared to 9.85% a year ago, reflecting the downward repricing pressure consistent with the interest rate drops over the last few years. The decrease in commercial loans from a year ago occurred in all business lines, especially in the asset-based lending and SBA Section 7(a) businesses. The decreases in the loan portfolios were primarily a result of the banks and senior noteholders requiring the Company to reduce the level of outstandings in the revolving lines of credit and senior notes. See page 22 for a table which shows loan balances and portfolio yields by type of loan.

Interest expense was $12,042,000 in 2003, down $8,201,000 or 41% from $20,243,000 in 2002. Included in interest expense in 2003 was $2,325,000 related to the amortization of debt origination costs, partially offset by $543,000 of interest reversals compared to $2,713,000 of additional costs associated with the debt refinancings in 2002. The decrease in interest expense was primarily due to lower borrowing costs and, to a lesser extent, to lower average debt outstanding. The cost of borrowed funds was 4.65%, compared to 7.16% a year ago, a decrease of 35%, primarily attributable to the increased utilization of the lower cost MLB line compared to the higher priced bank and noteholder debt that resulted from amendments entered into late in 2001 and in 2002, that tended to inflate the 2002 cost of borrowings. Average debt outstanding was $259,107,000 in 2003, compared to $281,938,000 a year ago, a decrease of 8%, reflecting the final payout of bank and noteholder debt during 2003, and the net paydown of higher cost SBA debentures, partially offset by the increased utilization of the MLB line. Approximately 80% of the Company’s debt was short-term and floating or adjustable rate at year end, compared to 72% a year ago. See page 27 for a table which shows average balances and cost of funds for the Company’s funding sources.

Net interest income was $14,172,000, and the net interest margin was 3.72% in 2003, up $540,000 or 4% from $13,632,000, a net interest margin of 3.31% for 2002, reflecting the items discussed above.

Noninterest income was $4,457,000 in 2003, down $1,664,000 or 27% from $6,121,000 a year ago. Gains on the sale of loans were $856,000 in 2003, down $588,000 or 41% from $1,444,000 in 2002, which included gains from the sales of unguaranteed portions of the SBA portfolio of $202,000 in 2003 and $571,000 in 2002, representing principal sold of $4,395,000 and $16,762,000, respectively. During 2003, $7,163,000 of loans were sold under the SBA guaranteed program, compared to $13,888,000 in 2002, a decline of 48%. The decrease in gains on sale under the SBA program primarily reflected a decrease in loans sold, as well as lower market-determined premiums received on the sales in 2003. Other income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was $3,601,000 in 2003, down $1,077,000 or 23% from $4,678,000 a year ago. Included in 2003 was $400,000 related to reversing a portion of the servicing asset impairment reserve which was no longer required due to improved prepayment patterns in the servicing asset pools, $246,000 from deal-termination and extension fees, and $60,000 from profit-sharing income. Noninterest income in 2002 included a success fee earned on a mezzanine investment of $873,000, unusually large prepayment penalties of $127,000 for two loans, a $56,000 referral fee, and $55,000 from insurance proceeds received on a customer. Excluding those items, other income was $2,895,000 in 2003, compared to $3,567,000 in 2002, a decrease of $672,000 or 19%, generally reflecting a reduced level of fees from a smaller investment portfolio.

Operating expenses were $17,174,000 in 2003, compared to $27,565,000 in 2002, and included costs related to debt extinguishment of $63,000 in 2003 and $9,417,000 in 2002 for prepayment penalties, default interest charges, loan fees, legal fees, and consultant costs. Excluding these costs, operating expenses were $17,111,000 in 2003, down $1,037,000 or 6% from $18,148,000 in 2002. Salaries and benefits expense was $9,110,000 in the year, down $66,000 or 1% from $9,176,000 a year ago, and reflected reductions resulting from loan origination activities and from an 11% average headcount reduction, mostly offset by salary-related expenses associated with the organization costs connected with Medallion Bank and increased bonus accruals primarily related to the Select Comfort gains. Professional fees were $1,248,000 in 2003, down $1,207,000 or 49% from $2,455,000 in 2002, primarily reflecting sharply reduced legal and accounting fees in 2003 as a result of new accounting and legal counsel relationships and efficiencies, compared to substantially higher levels in 2002, which also included legal and consultant costs related to debt negotiations. Other operating expenses of $6,753,000 in 2003 were up $236,000 or 4% from $6,517,000 in 2002, and included $461,000 of tax expenses in 2003 related to minimum taxes owed due to the Company’s conversion from a RIC to a tax paying entity in 2003.

Net unrealized depreciation on investments was $10,923,000 in 2003, compared to appreciation of $1,620,000 in 2002. Net unrealized depreciation on investments net of Media was $6,990,000, compared to appreciation of $6,415,000 a year ago, a decrease of $13,405,000. Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2003 activity resulted from the reversals of unrealized appreciation primarily associated with appreciated equity investments that were sold of $7,744,000, net unrealized depreciation on loans and equities of $3,101,000, and net unrealized depreciation of $318,000 on foreclosed property, partially offset by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $2,315,000, and increases in the valuation of equity investments of $1,858,000. The 2002 activity resulted from the reversals of unrealized depreciation associated with fully depreciated loans and equity investments which were charged off of $6,295,000 and the increase in valuation of equity investments of $4,355,000, partially offset by net unrealized depreciation of $4,104,000, net unrealized depreciation of $121,000 on foreclosed property, and recoveries of $3,000.

Also included in unrealized appreciation (depreciation) on investments were the net losses of the Media division of the Company. Media generated net losses of $3,933,000 in 2003, improved by $861,000 or 18% from net losses of $4,794,000 in 2002. Included in 2003 was a $985,000 net gain from the settlement of a lawsuit with one of our fleet operators and a $389,000 reversal of accrued fleet costs which resulted from continued contract renegotiations, partially offset by a $346,000 writeoff of damaged/missing tops. Results in 2002 included a $656,000 tax benefit to reverse a portion of the $1,350,000 charge taken in 2001 to establish a reserve against the realizability of deferred tax benefits previously recorded due to changes in Media’s tax situation. Adjusted for these items, Media lost $4,961,000 in 2003, compared to $5,450,000 in 2002, an improvement of $489,000 or 9%. The overall net loss position was primarily a result of decreased revenue, which continued to be impacted by the depressed advertising market, and high fixed overhead, partially offset by reduced fleet costs which declined at a slower rate than revenue as fleet contracts were renegotiated. Advertising revenues of $6,234,000 in 2003, down $255,000 or 4% from $6,489,000 in 2002, began to pick up in the later part of 2003, as evidenced by the increase in deferred revenue of $957,000 to $1,747,000. Vehicles under contract in the US were 6,700, down 2,900 or 30% from 9,600 a year ago, primarily reflecting efforts to reduce fleet costs. Media’s results also included losses of $984,000 in 2003 and $751,000 in 2002, related to foreign operations (5,000 tops/racks under contract), which are suffering from the same slowdown in advertising that is hurting the US market.

The Company’s net realized gain on investments was $11,527,000 in 2003, compared to losses of $6,335,000 for 2002, reflecting the above, and direct gains on sales of equity investments of $6,223,000 and by net recoveries of $36,000, partially offset by $161,000 of realized losses on foreclosed properties in both periods, compared to 2002 net chargeoffs of $40,000.

The Company’s net realized/unrealized gains on investments were $604,000 in 2003, compared to a net loss of $4,715,000 for 2002, reflecting the above.

Income tax expense was $41,000 in 2003, down $44,000 or 52% from $85,000 in 2002 reflecting taxes owed on a limited partnership investment.

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

Included in the results for 2002 were costs related to the debt extinguishment efforts of the Company including prepayment penalties, default interest charges, loan fees, legal fees, and consultant costs of $9,417,000. Included in the results for 2001 were charges of $11,500,000 primarily relating to valuation assessments the Company made in regards to the future realizability of asset values in light of the September 11, 2001 terrorist attacks and their impact on New York City and the Company’s operations, compounded by the recessionary forces battering the economy, including the sharp reduction in interest rates and their effect on prepayment levels. The charges included $3,300,000 to increase unrealized depreciation to reflect the impact of the economic forces on delinquency trends, reduced payment levels, and collateral values; $3,100,000 to write down the value of collateral appreciation participation loans to reflect recent transaction activity in Chicago medallions; $2,050,000 to reflect acceleration in the deterioration in the prepayment speeds on the Company’s servicing asset receivable; $1,350,000 to reserve against the risks of future realization of previously recorded deferred tax benefits related to Media’s operations; $1,150,000 related to additional bank charges for new amendments to our borrowing agreements and higher pricing; and $550,000 related to the write-off of previously capitalized transaction costs that are no longer expected to close.

Net increase in net assets resulting from operations excluding the charges described above was a loss of $3,195,000 or $0.18 per share for 2002, a decrease of $10,637,000 from income of $7,442,000 or $0.45 for 2001. Net investment loss was $7,812,000 or $0.43 per share in 2002, a decrease of $10,311,000 from income of $2,499,000 or $0.15 per share in 2001. Excluding the charges described above, net investment income was $1,605,000 or $0.09 per share in 2002, a decrease of $7,679,000 from net investment income of $9,172,000 or $0.55 in 2001.

Investment income was $33,875,000 in 2002, down $8,227,000 or 20% from $42,102,000 in 2001, which reflected a $3,100,000 writedown of the value of collateral appreciation participation loans to reflect transaction activity in Chicago medallions in the 2001 third quarter. Adjusted for the writedown, 2002 investment income was down $11,327,000 or 25% from 2001. The decrease in 2002 primarily reflected the reduced volume of earning assets compared to a year ago, and lower yields on the portfolio due to the lower interest rate environment. Average total investments outstanding were $425,541,000 in 2002, compared to $489,625,000 in 2001, a decline of 35%.

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

Medallion loans were $210,511,000 at yearend, down $42,164,000 or 17% from $252,675,000 at the end of 2001, reflecting reductions in most markets, particularly in New York, and the reclassification of certain Chicago loans to owned medallions. The commercial loan portfolio was $138,326,000 at yearend, compared to $199,329,000 a year ago, a decrease of $61,003,000 or 31%, reflecting decreases in all business lines, especially the SBA Section 7(a) and asset-based lending businesses. In general, the decreases in the loan portfolios were a result of the banks and senior noteholders requiring the Company to reduce the level of outstandings in the revolving lines of credit and senior notes. See page 22 for a table which shows loan balances and portfolio yields by type of loan.

During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by 500 Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios, and is entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral. During 2002, $0 additional interest income was recorded, compared to a decrease of $3,100,000 for 2001, which was reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets. During 2002, 400 of the medallions were returned to the Company in lieu of repayment of the loans. As a result, $8,000,000 of these loans was carried in other assets, and $950,000 was carried in medallion loans, in total representing 2% of the Company’s assets. In addition, the borrower had not paid interest due of $1,265,000. Subsequently, the Company reached agreement to sell 300 of the 400 medallions to a new borrower at book value, upon the transfer of the licenses by the City of Chicago, and 22 medallions for $1,340,000 were reclassified back to medallion loans at yearend, reflecting the transfers to date. The Company also had a buyer in discussions for the 100 remaining returned medallions, and reached agreement on a term payout of the interest due with the original borrower, which is carried on nonaccrual, although payments continue to be made. In addition, the 100 medallions which had remained in the loan portfolio, was also on nonaccrual, although payments continue to be made.

Interest expense was $20,243,000 in 2002, down $5,332,000 or 21% from $25,575,000 in 2001, primarily reflecting lower average balances outstanding. The Company’s borrowings from its bank lenders and noteholders were repriced several times during 2001 and 2002 as a result of the negotiations and amendments to the loan agreements and notes. The impact of all of this was to increase the Company’s borrowing costs by $7,090,000 or 248 basis points in 2002, and by $3,592,000 or 99 basis points in 2001, compared to the rates in effect at the beginning of 2001. Excluding these amounts, interest expense in 2002 would have been $13,153,000, down $8,830,000 or 40% from $21,893,000 in 2001. In addition, during 2002, the majority of the Company’s loans matured and were subject to intensive discussions concerning the ultimate liquidation of the outstandings. The costs associated with these discussions of $9,417,000 went well above and beyond the normal interest charges on the debt, and were classified to operating expenses as costs of debt extinguishment. Average debt outstanding was $281,938,000 for 2002, compared to $364,466,000 for 2001, a decrease of $82,528,000 or 23%. The Company’s debt is primarily tied to floating rate indexes, which began falling during early 2001, and continued to drop until late in the year. The Company’s average borrowing costs were 7.18% and 7.02% in 2002 and 2001, respectively, compared to declines in market rates of over 500 basis points during the period. Approximately 79% of the Company’s debt was short-term and floating or adjustable rate in both 2002 and 2001. See page 28 for a table which shows average balances and cost of funds for the Company’s funding sources.

Net interest income was $13,632,000, and the net interest margin was 3.35% for 2002, down $2,849,000 or 18% from $16,526,000 or 3.43% in 2001, primarily reflecting the decreases in yields and balances in the loan portfolio, and the $3,100,000 reduction in additional interest income on the collateral appreciation participation loans in 2001, partially offset by lower borrowing costs associated with reduced levels of borrowings at lower rates of interest. Adjusted for the impact of the additional interest on the collateral appreciation participation loans, the net interest margin was 4.08% for 2001.

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

Operating expenses were $27,565,000 in 2002, up $9,947,000 or 56% from $17,618,000 in 2001, and included costs related to debt extinguishment of $9,417,000 for prepayment penalties, default interest charges, loan fees, legal fees, and consultant costs in 2002, and the charges described above for 2001. Excluding these costs, operating expenses were $18,148,000 in 2002, up $1,356,000 or 8% from $16,792,000 in 2001. Salaries and benefits expense for 2002 of $9,176,000 were down $245,000 or 3% from $9,421,000 in 2001, primarily reflecting an 11% decrease in average headcount. Professional fees of $2,455,000 were up $195,000 or 9% from $2,260,000 a year ago, which also reflected the writeoff of $396,000 of capitalized costs in 2001 associated with certain financing transactions which were no longer being pursued. Excluding the writeoff, the 2002 increase reflected $248,000 of increased amortization of capitalized costs associated with debt and other financial transactions, the reimbursement of $162,000 of legal fees in 2001, and increased legal and accounting expenses. Amortization of goodwill was $0 in 2002, reflecting the change in accounting rules which no longer allow for goodwill amortization, compared to $653,000 in 2001, which also included the $116,000 writeoff of all remaining goodwill related to the 1997 acquisition of BLL. Other operating expenses of $6,517,000 in 2002 were up $1,232,000 or 23% from $5,285,000 in 2001, primarily reflecting operational cleanups that occurred in 2001, which reduced operating expenses by $1,161,000, and by a higher level of collection costs on delinquent loans, and increased insurance and other office-related expenses, partially offset by lower bank charges (shown in costs of debt extinguishment in 2002) and computer expenses.

Net unrealized appreciation on investments was $1,620,000 in 2002, compared to depreciation of $3,558,000 in 2001. Net unrealized appreciation on investments net of Media was $6,414,000, compared to depreciation of $184,000 a year ago. Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2002 activity resulted from the reversals of unrealized depreciation associated with fully depreciated loans and equity investments which were charged off of $6,295,000 and the increase in valuation of equity investments of $4,355,000, partially offset by net unrealized depreciation of $4,104,000, net unrealized depreciation on foreclosed properties of $129,000, and recoveries of $3,000. The 2001 activity resulted from unrealized depreciation of $7,411,000 reflecting the recessionary impact on borrower operations and collateral values, and by the reversals of unrealized appreciation associated with sold investments, primarily equities, of $121,000, partially offset by the reversals of unrealized depreciation associated with investments fully written off, primarily fully depreciated loans which were charged off, of $4,454,000 and the increase in valuation of investments of $2,937,000, primarily in equity securities.

Also included in unrealized appreciation (depreciation) on investments were the net losses of the Media division of the Company. Media generated a net loss of $4,794,000 in 2002, an increase of $1,419,000 compared to a net loss of $3,375,000 in 2001. Included in 2002 was a $656,000 tax benefit to reverse a portion of the $1,350,000 charge taken in 2001 to establish a reserve against the realizability of deferred tax benefits previously recorded due to changes in Media’s tax situation and the greater costs associated with the rapid increase in tops under contract and cities serviced, which outpaced the increase in revenue. The reversal resulted from the change in the tax law allowing for an additional two year carryback of net operating losses. Adjusted for the above items, Media lost $5,450,000 in 2002, compared to a loss of $1,875,000 in 2001. The decline in profits in 2002 primarily reflected decreased revenue, which continued to be impacted by contract cancellations and other business retrenchments resulting from the terrorist attacks in New York City and a general economic downturn, partially offset by reduced fleet costs which declined at a slower rate than revenue as fleet contracts were renegotiated. Advertising revenues were $6,489,000 in 2002, down $6,761,000 or 51% from $13,250,000 in 2001. Revenue in 2001 also included $567,000 related to contracts that were cancelled in prior periods due to legislative changes and other factors. This revenue was recognized upon determination that Media had no further continued obligations under the contract. During 2001, Media exerted a greater effort to reduce the amount of deferred revenue by increasing capacity utilization, resulting in a drop of $4,664,000 in deferred revenue to $790,000 at December 31, 2002, compared to yearend 2000, which included an increase of $34,000 in 2002 and a reduction of $4,699,000 in 2001, including the $567,000 related to contract cancellations referred to above. To the extent that Media cannot generate additional advertising revenue to replace the deferred revenue recorded in 2001, Media’s results of operations will continue to be negatively impacted. Vehicles under contract in the US were 9,600, down 600 or 6% from 10,200 a year ago, primarily reflecting efforts to reduce fleet costs. Media’s results also included losses of $751,000 and $294,000 for 2002 and 2001, respectively, related to foreign operations (6,100 tops/racks under contract), which are suffering from the same slowdown in advertising that is hurting the US market.

The Company’s net realized loss on investments was $6,335,000 in 2002, compared to $3,015,000 for 2001, reflecting the above and direct chargeoffs of $43,000 in 2002 and $19,000 in 2001.

The Company’s net realized/unrealized loss on investments was $4,715,000 in 2002, compared to $6,574,000 for 2001, reflecting the above.

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

In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures. The Company had outstanding SBA debentures of $56,935,000 with a weighted average interest rate of 5.93%, constituting 20% of the Company’s total indebtedness as of December 31, 2003. Also, portions of the floating rate debt with Banks reprice at intervals of as long as 18 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents the Company’s interest rate sensitivity gap at December 31, 2003. The principal amount of medallion loans and commercial loans are assigned to the time frames in which such principal amounts are contractually obligated to be paid. The Company has not reflected an assumed annual prepayment rate for medallion loans or commercial loans in this table.

(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earnings assets
Floating-rate loans	$38,878	$—	$—	$—	$—	$—	$—	$38,878
Adjustable-rate loans	50,911	14,268	9,043	—	—	—	—	74,222
Fixed-rate loans	31,067	41,543	101,254	19,159	58,571	7,421	9,337	268,352
Cash	47,676	—	—	—	—	—	—	47,676

Total earning assets	$168,532	$55,811	$110,297	$19,159	$58,571	$7,421	$9,337	$429,128

Liabilities
Revolving line of credit	$222,936	$—	$—	$—	$—	$—	$—	$222,936
Bank loans	7,583	—	—	—	—	—	—	7,583
SBA secured notes	—	—	—	—	—	—	56,935	56,935

Total liabilities	$230,519	—					$56,935	$287,454

Interest rate gap	$(61,987)	$55,811	$110,297	$19,159	$58,571	$7,421	$(47,598)	$141,674

Cumulative interest rate gap	$(61,987)	$(6,176)	$104,121	$123,280	$181,851	$189,272	$141,674	—

The Company’s interest rate sensitive assets were $429,128,000 and interest rate sensitive liabilities were $287,454,000 at December 31, 2003. The one-year cumulative interest rate gap was a negative $61,987,000 or 14% of interest rate sensitive assets, compared to $24,529,013 or 6% at December 31, 2002. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a positive gap of $19,136,000 or 4% at December 31, 2003. The Company seeks to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Interest Rate Cap Agreements

From time-to time, the Company enters into interest rate cap agreements to manage the exposure of the portfolio to increases in market interest rates by hedging a portion of its variable-rate debt against increases in interest rates. We entered into an interest rate cap agreement on a notional amount of $10,000,000 limiting our maximum LIBOR exposure on our revolving credit facility until June 24, 2002 to 7.25%. Total premiums paid under interest rate cap agreements were expensed, and there are no unamortized premiums on the balance sheet as of December 31, 2003.

Liquidity and Capital Resources

Our sources of liquidity are the revolving line of credit with MLB, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, and participations or sales of loans to third parties. As a RIC in 2001 and earlier years, and as expected for 2004 and later years, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. In September 2002, the Trust entered into a $250,000,000 revolving line of credit with MLB for the purpose of funding medallion loans acquired from MFC and others. At December 31, 2003, $27,064,000 of this line was available for future use, and in September 2004, this line of credit may grow to $300,000,000, at our option. In May 2001, the Company applied for and received $72,000,000 of additional funding with the SBA ($113,400,000 to be committed by the SBA in total), subject to the infusion of additional equity capital into the respective subsidiaries, and in December 2003, an additional $8,000,000 of funding was committed by the SBA, free from any additional equity capital contribution. At December 31, 2003, $23,065,000 is available under these commitments. Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits.

The components of our debt were as follows at December 31, 2003:

	Balance	Percentage	Rate (1)
Revolving line of credit	$222,936,000	78%	2.54%
SBA debentures	56,935,000	20	5.93
Notes payable to banks	7,583,000	2	3.87

Total outstanding debt	$287,454,000	100%	3.25

(1)	Weighted average contractual rate as of December 31, 2003.

Contractual obligations expire or mature at various dates through March 1, 2014. The following table shows all contractual obligations at December 31, 2003.

	Payments due by period
	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Floating rate borrowings	$4,000,000	$222,936,114	$1,638,553	$1,944,390	$—	$—	$230,519,057
Fixed rate borrowings	—	—	—	—	—	56,935,000	56,935,000
Operating lease obligations	1,173,907	864,851	504,443	503,741	118,856	443,626	3,609,424

Total	$5,173,907	$223,800,965	$2,142,996	$2,448,131	$118,856	$57,378,626	$291,063,481

In December 2003, MB was approved for business by its regulators, and capitalized with $22,000,000 of initial capital. Although no banking activities occurred during 2003, deposit gathering began in January 2004 utilizing primarily financial brokers to raise funds. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $140,000,000 could be raised to fund future loan origination activity. As of February 4, 2004, approximately $60,000,000 of deposits had been raised.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short term floating rate debt, and to a lesser extent with long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net increase (decrease) in assets at December 31, 2003, by approximately $313,000, on an annualized basis, compared to $789,000 and $637,000 for 2002 and 2001. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in assets in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

During the 2001 second and third quarters, the Company completed an equity offering of 3,660,000 common shares at $11 per share raising over $40,000,000 of additional capital. The Company continues to work with investment banking firms and other financial intermediaries to investigate the viability of a number of other financing options which include, among others, the sale or spin off certain assets or divisions, the development of a securitization conduit program, and other independent financing for certain subsidiaries or asset classes. These financing options would also provide additional sources of funds for both external expansion and continuation of internal growth.

The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2003.

(Dollars in thousands)	The Company	MFC	BLL	MCI	MBC	FSVC	MB	Total
Cash	$589	$7,656	$503	$8,517	$2,251	$6,151	$22,009	$47,676
Bank loans (1)
Amounts outstanding	4,000	3,583						7,583
Average interest rate	4.25%	3.45%						3.87%
Maturity	5/04	6/07						5/04-6/07
Lines of Credit (2)		$250,000						$250,000
Amounts undisbursed		27,064						27,064
Amounts outstanding		222,936						222,936
Average interest rate		2.54%						2.54%
Maturity		9/05						9/05
SBA debentures (3)				36,000		44,000		$80,000
Amounts undisbursed				15,000		8,065		23,065
Amounts outstanding				21,000		35,935		56,935
Average interest rate				5.67%		6.08%		5.93%
Maturity				9/11-3/14		9/11-3/13		9/11-3/14

Total cash and remaining amounts undisbursed under credit facilities	$589	$34,720	$503	$23,517	$2,251	$14,216	$22,009	$97,805

Total debt outstanding	$4,000	$226,519	$—	$21,000	$—	$35,935	$—	$287,454

(1)	On April 30, the Company entered into a $7,000,000 note with AB secured by certain loans of MBC. On June 30, 2003, a subsidiary of MFC entered into a $2,000,000 note with Banco Popular secured by certain owned operating medallions. On July 11, 2003, other MFC subsidiaries borrowed an additional $1,700,000, split between IDB and AB, secured by the balance of the owned operating medallions. Payments made do not increase amounts to be borrowed.
(2)	Line of credit with Merrill Lynch for medallion lending. The committed amount can grow to $300,000,000 in September 2004.
(3)	$15,065,000 of the SBA approved commitment may be drawn down through May 2006, upon submission of a request for funding by the Company and its subsequent acceptance by the SBA. FSVC applied for, and received, an additional commitment of $8,000,000, which may be drawn down through December 2008.

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

Furthermore, the Company was approved to receive Federal deposit insurance from the FDIC insurance on its deposits in its industrial loan corporation subsidiary to be headquartered in Salt Lake City, Utah. MB was capitalized and began operations, including the soliciting of deposits, in December 2003. No deposits were received until January 2004. The

Company believes that its credit facilities with MLB and the SBA, and cash flow from operations (after distributions to shareholders), and deposits generated at MB will be adequate to fund the continuing operations of the Company’s loan portfolio and advertising business.

Media funds its operations through internal cash flow and historically through intercompany debt, and during 2003 such debt was contributed to Media as equity. Media is not a RIC and, therefore, is able to retain earnings to finance growth. Media has developed an operating plan to fund only necessary operations out of available cash flow and intercompany borrowings, and to escalate its sales activities to generate new revenues. Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such time as business returns to historical levels.

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities” (FIN 46R), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. Variable interest entities, some of which were formerly referred to as special purpose entities, are generally entities for which their other equity investors (1) do not provide significant financial resources for the entity to sustain its activities, (2) do not have voting rights or (3) have voting rights that are disproportionately high compared with their economic interests. Under FIN 46R, variable interest entities must be consolidated by the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards of ownership arising from the variable interest entity. FIN 46R also requires certain disclosures if a significant variable interest is held but not required to be consolidated. The effective date of revised Interpretation No. 46 varies but is effective for us commencing March 31, 2004. The Company does not expect this standard to have a material impact on its consolidated financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect this standard to have a material impact on its consolidated financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). The provisions of SFAS No.149 that relate to SFAS No. 133 and No. 138 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133 and No. 138, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying financing component to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated above and for hedging relationships designated after June 30, 2003. In addition, except as stated above, all provisions of SFAS No.149 should be applied prospectively. The Company does not expect this standard to have a material impact on its consolidated financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure- An Amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain interim disclosures that are incremental to those required by Statement No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations. The Company adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

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

We have a continuing need for capital to finance our lending activities. Our current sources of capital and liquidity are the following:

•	line of credit for medallion lending;
•	raising deposits at MB;
•	loan amortization and prepayments;
•	sales of participation interests in loans;
•	fixed-rate, long-term SBA debentures that are issued to the SBA; and
•	borrowings from other financial intermediaries.

As a RIC in 2001 and earlier years, and as expected for 2004 and later years, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. At December 31, 2003, we had $27,064,000 available under the Company’s revolving line of credit with MLB (which can increase by $50,000,000 in September, 2004, at our option), $23,065,000 available under outstanding commitments from the SBA, and $6,098,000 available under a loan sale agreement with a participant bank. In addition, MB has begun raising deposits, generating additional liquidity for the Company.

We may have difficulty raising capital to finance our planned level of lending operations.

Although the Company has demonstrated an ability to meet significant debt amortization requirements in the last two years, has received approval to operate MB and begin raising federally-insured deposits, and has several refinancing options in progress and under consideration, there can be no assurance that additional funding sources to meet amortization requirements or future growth targets will be successfully obtained. See the additional discussion related to the credit facilities and note agreements in the Liquidity and Capital Resources section on page 36.

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

An economic downturn could result in certain of our commercial loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us, and increasing the level of delinquencies, defaults, and loan losses in our commercial loan portfolio. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2003 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

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

By their nature, corporate acquisitions entail certain risks, including those relating to undisclosed liabilities, the entry into new markets, operational, and personnel matters. We may have difficulty integrating acquired operations or managing problems due to sudden increases in the size of our loan portfolio. In such instances, we might be required to modify our operating systems and procedures, hire additional staff, obtain and integrate new equipment, and complete other tasks appropriate for the assimilation of new business activities. There can be no assurance that we would be successful, if and when necessary, in minimizing these inherent risks or in establishing systems and procedures which will enable us to effectively achieve our desired results in respect of any future acquisitions.

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

Under the 1940 Act, our loan portfolio must be recorded at fair value or “marked-to-market.” Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our investment portfolio is adjusted quarterly to reflect our estimate of the current realizable value of our loan portfolio. Since no ready market exists for this portfolio, fair value is subject to the good faith determination of our management and the approval of our Board of Directors. Because of the subjectivity of these estimates, there can be no assurance that in the event of a foreclosure or the sale of portfolio loans we would be able to recover the amounts reflected on our balance sheet. If liquidity constraints required the sale of a substantial portion of the portfolio, such an action may require the sale of certain assets at amounts less than their carrying amounts.

In determining the value of our portfolio, management and the Board of Directors may take into consideration various factors such as the financial condition of the borrower and the adequacy of the collateral. For example, in a period of sustained increases in market interest rates, management and the Board of Directors could decrease its valuation of the portfolio if the portfolio consists primarily of fixed-rate loans. Our valuation procedures are designed to generate values which approximate the value that would have been established by market forces and are therefore subject to uncertainties and variations from reported results.

Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. At December 31, 2003, our net unrealized depreciation on investments was approximately $7,631,000 or 2.01% of our net investment portfolio. Based upon current market conditions and current loan-to-value ratios, management believes, and our Board of Directors concurs, that the net unrealized depreciation on investments is adequate to reflect the fair value of the portfolio.

Changes in taxicab industry regulations that result in the issuance of additional medallions could lead to a decrease in the value of our medallion loan collateral.

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. There has been discussion that New York City may increase the number of medallions by as many as 900, auctioned over a three year period beginning in 2004, preceded by a 25% fare hike. Although there can no be no assurances, our experience in past auctions has been that medallion values held or appreciated. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

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

A significant portion of our taxicab advertising and loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10% each year. However, for sustained periods during that time, taxicab medallions have declined in value. During 2003, the value of New York City taxicab medallions increased by approximately 10% for individual medallions and 7% for corporate medallions.

Our failure to re-establish our RIC status in 2003 and beyond could lead to a substantial reduction in the amount of income distributed to our shareholders.

In 2003, changes were enacted to the federal tax laws which, among other things, significantly reduced the tax rate on dividends paid to shareholders from a corporation’s previously taxed income. Assuming we qualify as a RIC for 2004 or subsequent taxable years, we are unable to predict the effect of such changes upon our common stock.

As noted above, we did not qualify as a RIC in 2002, and expect to not elect RIC status in 2003 in order to take advantage of corporate net operating loss carryforwards, although we expect that we would meet all RIC qualification tests. If we do not file as a RIC for more than two consecutive years, and then seek to requalify and elect RIC status, we would be required to recognize gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognize would be deemed distributed to our stockholders as a taxable distribution. Prior to 2002, we (along with some of our subsidiaries) elected to be treated as RICs under the Code. As RICs, we generally were not subject to federal income tax on investment company taxable income (which includes, among other things, dividends and interest reduced by deductible expenses) distributed to our shareholders. If we or those of our subsidiaries that were also RICs fail to qualify or elect to not be treated as RICs in 2004 or beyond, our respective income would become fully taxable and a substantial reduction in the amount of income available for distribution to us and to our shareholders could result.

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

In addition, the asset coverage and distribution requirements impose significant cash flow management restrictions on us and limit our ability to retain earnings to cover periods of loss, provide for future growth and pay for extraordinary items. Certain of our loans, including the medallion collateral appreciation participation loans, could also be re-characterized in a manner that would generate non-qualifying income for purposes of the RIC rules. In this event, if such income exceeds the amount permissible, we could fail to satisfy the requirement that a RIC derive at least 90% of its gross income from qualifying sources, with the result that we would not meet the requirements of Subchapter M for qualification as a RIC. Qualification as a RIC is made on an annual basis and, although we and some of our subsidiaries qualified as regulated investment companies in the past, no assurance can be given that each will qualify for such treatment in 2004 and beyond. Failure to qualify as a RIC would subject us to tax on our income and could have material adverse effects on our financial condition and results of operations.

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

We intend to continue to pursue an expansion strategy in our taxicab rooftop advertising business. We believe that there are growth opportunities in this market. However, the asset diversification requirements for RICs could restrict such expansion. These requirements provide that to qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities (other than US Government securities or securities of other RICs) of any one issuer. While our investments in RIC subsidiaries are not subject to this diversification test so long as these subsidiaries qualify as RICs, our investments in Media and MB would be subject to this test should we elect to qualify as a RIC in the future.

At the time of our original investment, Media represented approximately 1% of our total assets, which is in compliance with the diversification test. Assuming we had maintained our RIC status, the subsequent growth in the value of Media by itself would not re-trigger the test even if Media represented in excess of 25% of our assets. However, under the RIC rules, the test would have to be reapplied in the event that we made a subsequent investment in Media, loaned to it or acquired another taxicab rooftop advertising business. The application of this assets valuation rule to us and our investment in Media in light of our loss of RIC status in 2003 and 2002 is unclear, although compelling arguments can be made that it should continue to apply if we re-qualify as a RIC in the future. Provided that it does apply, it will be important that we take actions to satisfy the 25% diversification requirement in order to maintain our RIC status during those years. As a result, maintenance of RIC status in the future could limit our ability to expand our taxicab rooftop advertising business. It will be our policy to expand our advertising business through internally generated growth. We expect to consider an acquisition in this area only if we will be able to meet RIC diversification requirements.

Additionally the Company’s investment in MB, while representing only 4.7% of the Company’s total assets at December 31, 2003, currently falls well within the guidelines of the 25% test described above. However, as an anticipated future growth vehicle of the Company, the investment in MB will need to be monitored for continued compliance with the test.

The fair value of the collateral appreciation participation loan portfolio at December 31, 2003 was $5,648,000, which represented 1% of the total investment portfolio, and the owned medallion portion was $7,130,000 or 2% of total assets. We will continue to monitor the levels of these asset types in conjunction with the diversification tests, assuming we re-qualify for RIC status.

Our past use of Arthur Andersen LLP as our independent auditors may pose risks to us and also limit your ability to seek potential recoveries from them related to their work.

Effective July 29, 2002, the Company dismissed its independent auditors, Arthur Andersen LLP (Andersen), in view of recent developments involving Andersen, and engaged PricewaterhouseCoopers LLP to serve as the Company’s independent public accountants and to audit the financial statements for the years ended December 31, 2003 and 2002.

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

We are regulated by the SEC, the SBA, and the FDIC, and the Utah Department of Financial Institutions. In addition, changes in the laws or regulations that govern BDCs, RICs, SBICs, or banks may significantly affect our business. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change. Any change in the laws or regulations that govern our business could have a material impact on our operations.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short term floating rate debt, and to a lesser extent with long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net increase (decrease) in assets at December 31, 2003, by approximately $313,000, on an annualized basis, compared to $789,000 and $637,000 for 2002 and 2001. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in assets in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15(A)(1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Audit Committee of the Board of Directors (the Audit Committee) of the Company annually considers and recommends to the Board of Directors the selection of the Company’s independent public accountants. As recommended by the Audit Committee, the Board of Directors on July 29, 2002 decided to dismiss its independent auditors, Arthur Andersen LLP (Andersen) in view of recent developments relating to Andersen, and engaged PricewaterhouseCoopers LLP (PwC) to serve as the Company’s independent public accountants and to audit the financial statements for the fiscal years ended December 31, 2003 and 2002. The determination to change independent public accountants followed the Company’s decision to seek proposals from independent public accountants to audit the Company’s financial statements for the fiscal year ended December 31, 2002.

Andersen’s reports on the Company’s consolidated financial statements for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended December 31, 2001, and the subsequent interim period through the date of their dismissal, there were (i) no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years, and (ii) except as described above, no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Andersen with a copy of the foregoing disclosures and requested that it furnish the Company with a copy of a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements above. In response, Andersen indicated that, as of July 1, 2002, Andersen no longer issues such letters.

During the year ended December 31, 2001, the Company did not consult PwC with respect to any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2003 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company’s Definitive Proxy Statement expected to be filed by April 29, 2004 for its fiscal year 2004 Annual Meeting of Shareholders under the caption “Directors and Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Definitive Proxy Statement expected to be filed by April 29, 2004 for its fiscal year 2004 Annual Meeting of Shareholders under the caption “Compensation of Directors and Executive Officers.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Company’s Definitive Proxy Statement expected to be filed by April 29, 2004 for its fiscal year 2004 Annual Meeting of Shareholders under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company’s Definitive Proxy Statement expected to be filed by April 29, 2004 for its fiscal year 2004 Annual Meeting of Shareholders under the caption “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the Company’s Definitive Proxy Statement expect to be filed by April 29, 2004 for its fiscal year 2004 Annual Meeting of Shareholders under the caption “Independent Public Accountants.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)	1. FINANCIAL STATEMENTS

The consolidated financial statements of Medallion Financial Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1.

(B)	REPORTS ON FORM 8-K

1.	Current Report on Form 8-K, dated October 6, 2003, relating to approval of the Federal Deposit Insurance Corporation for federal deposit insurance for Medallion Bank.

2.	Current Report on Form 8-K, dated November 5, 2003, relating to the Company’s financial results for the 2003 third quarter.

3.	Current Report on Form 8-K, dated November 24, 2003, relating to the Company’s common stock repurchase program.

(C)	EXHIBITS

Number	Description

3.1(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 2(a) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

3.1(b)	Amendment to Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 814-00188) and incorporated by reference herein.

3.2	Restated By-Laws. Filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.1	Amended and Restated Promissory Note, dated September 12, 2003, in the amount of $300,000,000, from Taxi Medallion Loan Trust I, payable to Merrill Lynch Commercial Finance Corp. (as successor to Merrill Lynch Bank USA). Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated by reference herein.

4.2	Promissory Note, dated April 30, 2003, in the amount of $7,000,000 from Medallion Financial Corp., payable to Atlantic Bank of New York. Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated by reference herein.

10.1	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by referenced herein.

10.2	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by referenced herein.

10.3	Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2002 (File No. 000-27812) and incorporated by reference herein.

10.4	Medallion Financial Corp. Amended and Restated 1996 Non-Employee Directors Stock Option Plan. Filed as Exhibit A to the Company’s Request Form on Amendment and the Order by the Commission approving the plan as of April 3, 2000 (File No. 812-11800) and incorporated by reference herein.

10.5	Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.6	Amended and Restated Loan and Security Agreement dated as of September 13, 2003, by and among Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp., as successor to (Merrill Lynch Bank USA). Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 13, 2003 (File No. 000-27812) and incorporated by reference herein.

10.7	Loan and Sale Contribution Agreement, dated as of September 13, 2002, between Medallion Financial Corp. and Taxi Medallion Loan Trust I. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.8	Loan Sale and Exchange Agreement, dated as of September 13, 2002, between Medallion Financial Corp. and Medallion Funding Corp. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.9	Servicing Agreement, among Medallion Funding Corp., Taxi Medallion Loan Trust I and the parties thereto, dated as of September 13, 2002. Filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.10	Custodial Agreement, dated as of September 13, 2002, among the lenders thereto, Taxi Medallion Loan Trust I, Medallion Funding Corp. and Wells Fargo Bank Minnesota, N.A. Filed as Exhibit 10.8 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.11	Amended and Restated Trust Agreement, dated as of September 13, 2002, by and between Medallion Funding Corp. and Wachovia Trust Company, N.A. Filed as Exhibit 10.9 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

MEDALLION FINANCIAL CORP.

Date:     March 15, 2004

By:	/s/ ALVIN MURSTEIN	By:	/s/ LARRY D. HALL
	Alvin Murstein Chairman and Chief Executive Officer		Larry D. Hall Senior Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALVIN MURSTEIN Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer	March 15, 2004

/s/ ANDREW M. MURSTEIN Andrew M. Murstein	President and Director	March 15, 2004

/s/ MARIO M. CUOMO Mario M. Cuomo	Director	March 15, 2004

/s/ HENRY D. JACKSON Henry D. Jackson	Director	March 15, 2004

/s/ STANLEY KREITMAN Stanley Kreitman	Director	March 15, 2004

/s/ FREDERICK A. MENOWITZ Frederick A. Menowitz	Director	March 15, 2004

/s/ DAVID L. RUDNICK David L. Rudnick	Director	March 15, 2004

/s/ LOWELL P. WEICKER, JR. Lowell P. Weicker, Jr.	Director	March 15, 2004

EXHIBIT 21.1

LIST OF SUBSIDIARIES OF MEDALLION FINANCIAL CORP.

Name	Jurisdiction of Incorporation or Formation
Medallion Funding Corp.	New York
Medallion Taxi Media, Inc.	New York
Business Lenders, LLC	Delaware
Medallion Capital, Inc.	Delaware
Medallion Business Credit, LLC	Delaware
Freshstart Venture Capital Corp.	New York
Medallion Bank	Utah

MEDALLION FINANCIAL CORP.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Medallion Financial Corp.:

In our opinion, the accompanying consolidated balance sheets, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Medallion Financial Corp. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, the results of its operations, the changes in its shareholders’ equity and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements (hereafter referred to as “financial statements”) are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The financial statements of Medallion Financial Corp. as of December 31, 2001 and for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated April 2, 2002.

PricewaterhouseCoopers LLP

New York, New York

March 15, 2004

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

/s/  ARTHUR ANDERSEN LLP

New York, New York

April 2, 2002

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
Interest and dividend income on investments	$25,794,577	$33,485,320	$41,394,312
Interest income on short-term investments	223,178	389,967	707,331
Medallion lease income	196,610	—	—

Total investment income	26,214,365	33,875,287	42,101,643

Interest on floating rate borrowings	7,862,552	13,542,993	19,826,156
Interest on fixed rate borrowings	4,179,379	6,700,019	5,749,422

Total interest expense	12,041,931	20,243,012	25,575,578

Net interest income	14,172,434	13,632,275	16,526,065

Gain on sales of loans	856,083	1,443,735	1,486,612
Other income	3,600,783	4,677,678	2,105,158

Total noninterest income	4,456,866	6,121,413	3,591,770

Salaries and benefits	9,110,058	9,176,312	9,420,716
Professional fees	1,247,687	2,454,962	2,259,901
Cost of debt extinguishment	63,302	9,417,314	—
Amortization of goodwill	—	—	652,735
Other operating expenses	6,752,616	6,516,857	5,285,580

Total operating expenses	17,173,663	27,565,445	17,618,932

Net investment income (loss) before income taxes	1,455,637	(7,811,757)	2,498,903
Income tax provision (benefit)	41,149	84,656	(16,485)

Net investment income (loss) after income taxes	1,414,488	(7,896,413)	2,515,388

Net realized gains (losses) on investments	11,526,628	(6,335,281)	(3,015,146)
Net change in unrealized appreciation (depreciation) on investments	(10,923,093)	1,620,078	(3,558,525)

Net realized/ unrealized gain (loss) on investments	603,535	($4,715,203)	(6,573,671)

Net increase (decrease) in net assets resulting from operations	$2,018,023	($12,611,616)	($4,058,283)

Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.11	($0.69)	($0.24)
Diluted	0.11	(0.69)	(0.24)

Dividends declared per share	$0.16	$0.03	$0.38

Weighted average common shares outstanding
Basic	18,245,774	18,242,728	16,582,179
Diluted	18,287,952	18,242,728	16,582,179

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
Assets
Medallion loans, at fair value	$288,211,557	$210,510,622
Commercial loans, at fair value	85,970,205	138,326,194
Equity investments, at fair value	4,976,763	7,409,628

Net investments ($251,880,289 at December 31, 2003 and $244,370,423 at December 31, 2002 pledged as collateral under borrowing arrangements)	379,158,525	356,246,444
Investment in and loans to Media	3,614,485	4,505,356

Total investments	382,773,010	360,751,800
Cash ($605,000 in 2003 and $1,050,000 in 2002 restricted as to use by lender)	47,675,537	35,369,285
Accrued interest receivable	1,727,719	2,546,101
Servicing fee receivable	2,663,468	2,838,417
Fixed assets, net	1,351,887	1,551,781
Goodwill, net	5,007,583	5,007,583
Other assets, net	15,295,253	17,222,825

Total assets	$456,494,457	$425,287,792

Liabilities
Accounts payable and accrued expenses	$5,726,830	$7,066,118
Accrued interest payable	1,197,248	5,589,754
Floating rate borrowings	230,519,057	180,608,488
Fixed rate borrowings	56,935,000	70,158,753

Total liabilities	$294,378,135	263,423,113

Shareholders’ equity
Preferred Stock (1,000,000 shares of $0.01 par value
stock authorized—none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized)	182,524	182,421
Treasury Stock at cost, 30,934 in 2003 and 20,118 in 2002	(431,584)	(331,640)
Capital in excess of par value	173,831,049	173,781,362
Cumulative effect of foreign currency translation	(72,861)	—
Accumulated net investment losses	(11,392,806)	(11,767,464)

Total shareholders’ equity	162,116,322	161,864,679

Total liabilities and shareholders’ equity	$456,494,457	$425,287,792

Number of common shares outstanding	18,242,178	18,242,728
Net asset value per share	$8.89	$8.87

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Treasury Stock		Capital in Excess Of Par Value	Cumulative Effect of Foreign Currency Translation	Accumulated Net Investment Income (Losses)
	Common Stock
	# of Shares	Amount	# of Shares	Amount
Balance at December 31, 2000	14,546,637	$145,467	(20,118)	($331,640)	$146,711,017	$—	$1,208,207
Exercise of stock options	34,000	340	—	—	373,660	—	—
Issuance of common stock, net	3,661,398	36,614	—	—	37,364,863	—	—
Net decrease in net assets resulting from operations	—	—	—	—	—	—	(4,058,283)
Dividends declared on common stock ($0.38 per share)	—	—	—	—	—	—	(6,426,668)
SOP 93-2 reclassification	—	—	—	—	368,359	—	(368,359)

Balance at December 31, 2001	18,242,035	182,421	(20,118)	(331,640)	184,817,899	—	(9,645,103)
Net decrease in net assets resulting from operations	—	—	—	—	—	—	(12,611,616)
Dividends declared on common stock ($0.03 per share)	—	—	—	—	—	—	(547,282)
Other	693	—	—	—	—	—	—
SOP 93-2 reclassification	—	—	—	—	(11,036,537)	—	11,036,537

Balance at December 31, 2002	18,242,728	182,421	(20,118)	(331,640)	173,781,362	—	(11,767,464)
Exercise of stock options	10,266	103	—	—	49,687	—	—
Net increase in net assets resulting from operations	—	—	—	—	—	—	2,018,023
Dividends declared on common stock ($0.09 per share)	—	—	—	—	—	—	(1,643,365)
Treasury stock acquired			(10,816)	(99,944)		—	—
Cumulative effect of foreign currency translation		—	—	—	—	(72,861)	—

Balance at December 31, 2003	18,252,994	$182,524	130,934	$(431,584)	$173,831,049	$(72,861)	$(11,392,806)

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$2,018,023	$(12,611,616)	$(4,058,283)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Depreciation and amortization	643,809	595,176	610,447
Amortization of goodwill	—	—	652,735
Amortization of origination costs	1,376,641	1,529,200	1,595,237
Increase in net unrealized (appreciation) depreciation on investments	6,990,265	(6,414,472)	183,570
Net realized (gains) losses on investments	(11,526,628)	6,335,281	3,015,146
Net realized gains on sales of loans	(856,083)	(1,443,735)	(1,486,612)
Increase in unrealized depreciation on Media	3,932,828	4,794,394	3,374,955
(Increase) decrease in valuation of collateral appreciation participation loans and servicing fee receivable	(400,000)	—	5,157,750
(Increase) decrease in accrued interest receivable	960,570	1,449,368	1,611,992
(Increase) decrease in servicing fee receivable	574,949	731,182	999,687
(Increase) decrease in other assets, net	(1,067,518)	(2,282,983)	419,754
Decrease in accounts payable and accrued expenses	(1,481,477)	(39,192)	(618,504)
Increase (decrease) in accrued interest payable	(4,392,505)	3,451,514	(1,749,349)

Net cash provided by (used for) operating activities	(3,227,126)	(3,905,883)	9,708,525

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(248,225,892)	(158,060,115)	(134,753,029)
Proceeds from principal receipts, sales, and maturities of investments	232,171,193	248,049,659	190,003,911
Investments in and loans to Media, net	(3,103,874)	(2,641,698)	(8,176,586)
Capital expenditures	(301,346)	(213,039)	(493,556)

Net cash provided by (used for) investing activities	(19,459,919)	87,134,807	46,580,740

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from floating rate borrowings	193,216,383	150,718,194	46,830,000
Repayments of floating rate borrowings	(143,305,813)	(203,109,706)	(143,596,269)
Proceeds from the issuance of fixed rate borrowings	9,150,000	25,300,000	22,485,000
Repayments of fixed rate borrowings	(22,373,753)	(43,986,247)	—
Proceeds from exercise of stock options	49,790	—	374,000
Payments of declared dividends	(1,643,366)	(2,190,938)	(10,027,293)
Purchase of treasury stock at cost	(99,944)	—	—
Proceeds from issuance of common stock	—	—	37,401,477

Net cash provided by (used for) financing activities	34,993,297	(73,268,697)	(46,533,085)

NET INCREASE IN CASH	12,306,252	9,960,227	9,756,180
CASH, beginning of year	35,369,285	25,409,058	15,652,878

CASH, end of year	$47,675,537	$35,369,285	$25,409,058

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$13,745,950	$18,700,933	$26,996,009
Cash paid during the year for income taxes	41,149	38,840	—
Non-cash investing activities-net transfers to (from) other assets	(2,362,534)	9,353,121	—

The accompanying notes are in integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a Business Development Company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans. As an adjunct to the Company’s taxi medallion finance business, the Company operates a taxicab rooftop advertising business, Medallion Taxi Media, Inc. (Media), which includes an operating subsidiary in Japan. (See Note 3)

The Company also conducts business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) Section 7(a) program; Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; and Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business, Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), licensed by the Federal Deposit Insurance Corporation (FDIC) to originate medallion and commercial loans, to raise deposits, and to conduct other banking activities. MFC, MCI, and FSVC, as SBICs, are regulated and financed in part by the SBA.

MB was capitalized on December 16, 2003, with $22,000,000 from the Company. On December 22, 2003, upon satisfaction of the conditions set forth in the FDIC’s order of October 2, 2003 approving MB’s application for federal deposit insurance, the FDIC certified that the deposits of each depositor in MB were insured to the maximum amount provided by the Federal Deposit Insurance Act and MB opened for business. MB is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes examinations by both agencies.

MB is a 100% owned subsidiary of the Company and was formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxi medallions (licenses), 2) asset-based commercial loans and 3) SBA 7(a) loans. The loans will be marketed and serviced by MB’s affiliates who have extensive prior experience in these asset groups. Additionally, MB plans to issue certificates of deposit beginning in January 2004, which will be primarily brokered deposits, to purchase medallion and asset-based loans from the Company.

In June 2003, MFC established several wholly-owned subsidiaries which, along with an existing subsidiary (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions which are leased to fleet operators while being held for long-term appreciation in value.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practices in the investment company industry. The preparation of financial statements in conformity with generally accepted accounting principles in the US requires the Company to make estimates and assumptions that affect the reporting and disclosure of assets and liabilities, including those that are of a contingent nature, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investment Valuation

The Company’s loans, net of participations and any unearned discount, are considered investments under the 1940 Act and are recorded at fair value. Loans are valued at cost less unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by management, and approved by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities.

Investments in equity securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market, are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments at December 31, 2003 are marketable and non-marketable securities of approximately $648,000 and $4,328,000, respectively. At December 31, 2002, the respective balances were approximately $592,000 and $6,818,000. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

The Company’s investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 76% and 59% of the Company’s investment portfolio at December 31, 2003 and 2002 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 81% and 83% were in New York City. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio represents loans to various commercial enterprises, in a variety of industries, including wholesaling, food services, financing, broadcasting, communications, real estate and lodging. These loans are made primarily in the metropolitan New York City area. The remaining portion of the Company’s portfolio is from the origination of loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the US Congress.

Collateral Appreciation Participation Loans

During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by 500 Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions. In consideration for modifications from its normal taxi medallion lending terms, the Company offered loans at higher loan-to-value ratios, and was entitled to earn additional interest income based upon any increase in the value of all $29,800,000 of the collateral. During 2003 and 2002, $0 additional interest income was recorded, compared to a decrease of $3,100,000 for 2001, which was reflected in investment income on the consolidated statements of operations and in accrued interest receivable on the consolidated balance sheets. During 2002, 400 of the medallions were returned to the Company in lieu of repayment of the loans. As a result, $8,000,000 of these loans were carried in other assets, and $950,000 was carried in medallion loans, in total representing 2% of the Company’s assets. In addition, the borrower had not paid interest due of $1,265,000. Subsequently, the Company reached agreement to sell 300 of the 400 medallions to new borrowers at book value upon the transfer of the ownership of the medallion licenses by the City of Chicago, and 291 medallions for $5,820,000 had been reclassified back to medallion loans by the end of 2003, reflecting the transfers to date. The Company also reached an agreement on a term payout of the interest due with the original borrower, which is carried at $1,386,000 and is on nonaccrual at December 31, 2003. The remaining 100 returned medallions were sold to subsidiaries of MFC, including the syndicated portion, funded by notes with several banks. These medallions are being leased to fleet operators while being held for long-term appreciation in value. The remaining loans for 100 medallions were due in June 2005, and all 100 of the medallions were returned to the Company in lieu of repayment of the loans. The Company has entered into negotiations with certain fleet operators who would buy the loans for full value, similar to the transaction described above, and as of February 29, 2004, 25 of these medallions for $237,500 had been reclassified back to medallion loans. However, there can be no assurances that the balance of such refinancings will occur. As a RIC, the Company is required to mark-to-market these investments on a quarterly basis, as it does on all of its other investments. The Company believes that it has adequately calculated the fair market value of these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2003 and 2002, net origination costs totaled approximately $1,673,000 and $1,449,000. Amortization expense for the years ended December 31, 2003, 2002, and 2001 was approximately $1,377,000, $1,529,000 and $1,595,000.

Interest income is recorded on the accrual basis. Loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is recognized when cash is received. At December 31, 2003, 2002, and 2001, total nonaccrual loans were approximately $26,769,000, $24,208,000, and $35,782,000. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $3,856,000, $4,011,000, and $5,601,000 as of December 31, 2003, 2002, and 2001, of which $2,310,000, $2,242,000, and $3,737,000 would have been recognized in the years ended December 31, 2003, 2002, and 2001.

Loan Sales and Servicing Fee Receivable

The Company currently accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125” (SFAS 140). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The principal portion of loans serviced for others by the Company was approximately $174,887,000 and $222,269,000 at December 31, 2003 and 2002.

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

The estimated net servicing income is based, in part, on management’s estimate of prepayment speeds, including default rates, and accordingly, there can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and its value will decline; and as a result, servicing income during that and subsequent periods would decline. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and servicing income would increase. The constant prepayment rates utilized by the Company in estimating the lives of the loans depend on the original term of the loan, industry trends, and the Company’s historical data. During 2001, the Company began to experience an increase in prepayment activity and delinquencies. These trends continued to worsen during 2001, and as a result the Company revised its prepayment assumptions on certain loan pools to between 25% and 35% from the 15% rate historically used on all pools. This resulted in $2,171,000 of charges to operations, increasing the reserve for temporary impairment of the servicing fee receivable during 2001. Since late in 2002, prepayment patterns have slowed. The Company evaluates the temporary impairment to determine if any such temporary impairment would be considered to be permanent in nature. The Company determined that $856,000 of the temporary impairment reserve had suffered a permanent loss in value and was now permanent. Additionally, during 2003, the Company determined that $400,000 of the temporary impairment reserve was no longer warranted due to the above discussed prepayment patterns and consequently, was reversed and recognized as servicing fee income. The prepayment rate of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers.

The activity in the reserve for servicing fee receivable follows:

	Year Ended December 31,
	2003	2002	2001
Beginning Balance	$2,293,500	$2,376,000	$205,000
Adjustments to carrying values (1)	(856,000)	—	—
Additions (reductions) charged to operations	(400,000)	(82,500)	2,171,000

Ending Balance	$1,037,500	$2,293,500	$2,376,000

(1)	The Company determined that a fully reserved portion of the servicing asset had suffered a permanent loss in value, and accordingly, reduced both the balance of the gross servicing fee receivable and the related reserve by $856,000. There was no impact on the consolidated statement of income.

The Company also has the option to sell the unguaranteed portions of loans to third party investors. The gain or loss on such sales will be calculated in accordance with SFAS No. 140. The discount related to unguaranteed portions sold would be reversed and the Company would recognize a servicing fee receivable or liability based on servicing fees retained by the Company. The Company is required to retain at least 5% of loans sold under the SBA Section 7(a) program. The Company had sales of unguaranteed portions of loans to third party investors of $4,395,000, $16,762,000, and $0 for the years ended December 31, 2003, 2002, and 2001, generating a net gains on sale of $202,000, $571,000, and $0.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized depreciation on net investments (which excludes Media and foreclosed properties) was $7,631,000 as of December 31, 2003 and $958,000 as of December 31, 2002. The Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value. The Company uses Media’s actual results of operations as the best estimate of changes in its fair value, and records the result as a component of unrealized appreciation (depreciation) on investments. See Note 3 for the presentation of financial information for Media.

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on net investments for the years ended December 31, 2003, 2002, and 2001.

	Loans	Equity Investments	Total
Balance, December 31, 2000	($6,988,790)	($422,577)	($7,411,367)
Increase in unrealized
Appreciation on investments	—	2,937,051	2,937,051
Depreciation on investments	(6,495,139)	(915,492)	(7,410,631)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(3,155)	—	(3,155)
Losses on investments	3,862,449	450,014	4,312,463
Other	(1,669)	76,256	74,587

Balance December, 2001(1)	(9,626,304)	2,125,252	(7,501,052)
Increase in unrealized
Appreciation on investments	—	4,354,823	4,354,823
Depreciation on investments	(3,843,923)	(260,403)	(4,104,326)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(2,722)	—	(2,722)
Losses on investments	6,075,523	219,912	6,295,435
Other	400,000	(400,000)	—

Balance December 31, 2002(1)	(6,997,426)	6,039,584	(957,842)
Increase in unrealized
Appreciation on investments	—	1,857,627	1,857,627
Depreciation on investments	(3,223,280)	122,400	(3,100,880)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(11,811)	(7,732,566)	(7,744,377)
Losses on investments	2,314,726	—	2,314,726

Balance December 31, 2003(1)	($7,917,791)	$287,045	($7,630,746)

(1)	Excludes unrealized depreciation of $317,361, $128,738 and $43,093 on foreclosed properties at December 31, 2003, 2002 and 2001, respectively.

The table below summarizes components of unrealized realized gains and losses in the investment portfolio.

	Year Ended December 31,
	2003	2002	2001
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$1,857,627	$4,354,823	$2,937,051
Unrealized depreciation	(3,100,880)	(4,104,326)	(7,410,631)
Unrealized depreciation on Media	(3,932,828)	(4,794,394)	(3,374,955)
Realized gains	(7,744,377)	(2,722)	(120,545)
Realized losses	2,314,726	6,295,435	4,432,851
Unrealized gains (losses) on foreclosed properties	(317,361)	(128,738)	(43,093)
Other	—	—	20,797

Total	($10,923,093)	$1,620,078	($3,558,525)

Net realized gains (losses) on investments
Realized gains	$13,966,891	$2,722	$1,127,593
Realized losses	(2,314,726)	(6,295,435)	(4,124,079)
Direct recoveries (charge-offs)	36,145	(42,568)	(18,660)
Realized losses on foreclosed properties	(161,682)	—	—

Total	$11,526,628	($6,335,281)	($3,015,146)

Goodwill

Cost of purchased businesses in excess of the fair value of net assets acquired (goodwill) was amortized on a straight-line basis over fifteen years. Effective January 1, 2002, coincident with the adoption of SFAS No.142, “ Goodwill and Intangible Assets,” the Company ceased the amortization of goodwill, and engaged a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for 2003 and 2002. The Company intends to conduct an annual appraisal of its goodwill, and will recognize any impairment in the period the impairment is identified. The amount of goodwill amortized to expense was $0 in 2003 and 2002, and was $653,000 for 2001. If goodwill had not been amortized for 2001, net increase (decrease) in net assets resulting from operations would have been ($3,406,000) or ($0.21) per share.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $644,000, $595,000, and $610,000 for the years ended December 31, 2003, 2002, and 2001.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense was $2,771,000, $7,958,000, and $1,521,000 for the years ended December 31, 2003, 2002, and 2001. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts on the balance sheet for all of these purposes were $2,997,000 and $5,135,000 as of December 31, 2003 and 2002. See also Note 14 for the details of the costs of debt extinguishment.

Federal Income Taxes

Traditionally, the Company and each of its corporate subsidiaries other than Media (the RIC subsidiaries) have elected to be treated for federal income tax purposes as a regulated investment company (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company did not qualify to be treated as a RIC for 2002, primarily due to a shortfall of interest and dividend income related to total taxable income caused primarily by losses in MFC and other subsidiaries. As a result, the Company was treated as a taxable entity in 2002, which had an immaterial effect on the Company’s financial position and results of operations for 2002. Although there can be no assurances, the Company expects to qualify as a RIC in 2003, but it now anticipates that it will not elect RIC status in 2003 in order to better utilize the net operating loss carryforwards generated in 2002 and prior years.

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

Media and MB are not RICs and are taxed as a regular corporations. For 2003 and 2002, Media’s losses have been included in the tax calculation of the Company along with MFC. The Trust is not subject to federal income taxation. Instead, the Trust’s taxable income is treated as having been earned by MFC.

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

	Years Ended December 31,
	2003	2002	2001
Net increase (decrease) in net assets resulting from operations available to common shareholders	$2,018,023	$(12,611,616)	$(4,058,283)

Weighted average common shares outstanding applicable to basic EPS	18,245,774	18,242,728	16,852,179
Effect of dilutive stock options (1)	42,178	—	—

Adjusted weighted average common shares outstanding applicable to diluted EPS	18,287,952	18,242,728	16,852,179

Basic earnings per share	$0.11	$(0.69)	$(0.24)
Diluted earnings per share	0.11	(0.69)	(0.24)

(1)	Because there were net losses in 2002 and 2001, the effect of stock options is antidilutive, and therefore is not presented.

Dividends to Shareholders

The table below shows the tax character of distributions for tax reporting purposes.

	Years Ended December 31,
	2003	2002	2001
Dividends paid from
Ordinary income	$1,643,366	$547,282	$6,426,668
Long-term capital gain	—	—	—

Total dividends	$1,643,366	$547,282	$6,426,668

Our ability to make dividend payments is restricted by SBA regulations and under the terms of the SBA debentures. As of December 31, 2003, all required dividends for tax purposes had been paid.

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

	2003	2002	2001(1)
Net increase (decrease) in net assets resulting from operations	$2,018,023	$(12,611,616)	$(4,058,283)
Add: stock-based employee compensation expense determined under APB No.25, included in net increase (decrease) net assets resulting from operations		—	439,776
Less: stock-based employee compensation benefit (expense) determined under fair value method	(4,246)	(2,572)	—

Net increase (decrease) in net assets resulting from operations, pro forma	$2,013,777	$(12,614,188)	$(3,618,507)

Net value per share
Basic-as reported	$0.11	$0.69	$0.24
Basic-pro forma	0.11	0.69	0.22
Diluted-as reported	0.11	0.69	0.24
Diluted-pro forma	0.11	0.69	0.22

(1)	During 2001, the impact of employee forfeitures exceeded the proforma compensation expense related to grants, and accordingly, the pro forma impact reduced the Company’s net decrease in net assets resulting from operations.

Derivatives

Through June 2002, the Company was party to certain interest rate cap agreements. These contracts were entered into as part of the Company’s management of interest rate exposure and limited the amount of interest rate risk that could be taken on a portion of the Company’s outstanding debt. All interest rate caps are designated as hedges of certain liabilities; however, any hedge ineffectiveness is charged to earnings in the period incurred. Premiums paid on the interest rate caps were previously amortized over the lives of the cap agreements and amortization of these costs was recorded as an adjustment to interest expense. Upon adoption of SFAS 133, the interest rate caps were recorded as a reduction of interest expense over the life of the agreements. No amounts were charged to earnings in 2003 or 2002, and $82,000 was charged to earnings in 2001. The Company had no interest rate cap agreements outstanding as of December 31, 2003.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3) INVESTMENT IN AND LOANS TO MEDIA

The following table represents Media’s consolidated statements of operations.

	Year Ending December 31,
	2003	2002	2001
Advertising revenue	$6,234,409	$6,489,358	$13,249,993
Cost of fleet services	4,518,994	4,946,702	7,592,173

Gross profit	1,715,415	1,542,656	5,657,820
Depreciation and other non cash adjustments	2,413,071	1,858,393	1,960,903
Other operating expenses	4,299,096	5,177,684	5,947,091

Loss from operations	(4,996,752)	(5,493,421)	(2,250,174)
Other income	1,035,633	—	—

Loss before taxes	(3,961,119)	(5,493,421)	(2,250,174)
Income tax provision (benefit)	(28,291)	(699,027)	1,124,781

Net loss	$(3,932,828)	$(4,794,394)	$(3,374,955)

The following table presents Media’s consolidated balance sheets.

	Year Ending December 31,
	2003	2002
Cash	$422,432	$211,090
Accounts receivable	1,668,790	1,031,698
Equipment, net	919,138	2,089,830
Prepaid signing bonuses, net	1,377,596	2,201,315
Goodwill	2,082,338	2,082,338
Other	417,338	570,185

Total assets	$6,887,632	$8,186,456

Accounts payable and accrued expenses	$1,148,853	$1,031,549
Deferred revenue	1,747,042	789,846
Due to parent	—	10,388,562
Note payable to banks	377,252	1,858,815

Total liabilities	3,273,147	14,068,772

Shareholder equity	14,503,772	1,001,000
Accumulated net losses	(10,889,287)	(6,883,316)

Total shareholder equity (accumulated net losses)	3,614,485	(5,882,316)

Total liabilities and equity	$6,887,632	$8,186,456

During the last three years, Media’s operations were constrained by a very difficult advertising environment that resulted from the September 11, 2001 terrorist attacks and a general economic downturn, compounded by the rapid expansion of taxicab tops inventory that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue. Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations. Media has developed an operating plan to fund only necessary operations out of available cash flow and intercompany borrowings, and to escalate its sales activities to generate new revenues. Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such time as business returns to historical levels.

During 2003, continued negotiations with certain fleets were concluded with the result that $389,000 that Media had accrued as payments to these fleets was reversed against Media’s cost of fleet services. Also during 2003, Media settled a claim against one of its fleet operators. The result was a termination of certain contractual relations, the payment of $1,052,000 to Media, the transfer of certain assets to the fleet operator, and the forgiveness of certain liabilities Media owed the fleet operator. The net result of this settlement was a $985,000 gain reflected as other income in the Media’s consolidated statement of operations for the year ended December 31, 2003. A portion of the proceeds from this settlement was used by Media to repay the balance of its US third-party outstanding debt. Also during 2003, Media determined that certain tops were no longer usable, and $196,000 of these tops were considered to be permanently impaired with a charge for such impairment reflected in depreciation expense.

In 2001, a substantial portion of Media’s revenues arose from the realization of amounts that had been paid for and deferred from prior periods. Also during 2001, Media recorded a $1,350,000 tax provision to establish a valuation allowance against the future realization of a deferred tax asset that was recorded in prior periods relating to actual tax payments made for taxable revenue that had not been recorded for financial reporting purposes, of which $656,000 was reversed in 2002 as a result of changes in the tax laws. Media retains a net operating loss carryforward of $5,050,000 at December 31, 2003, which has been fully reserved against until such time as future operations demonstrates its potential realizability.

The Company charges Media for salaries and benefits and corporate overhead paid by the Company on Media’s behalf. During 2003, these amounts owed by Media to the Company were contributed to Media as equity. The decrease in equipment and prepaid signing bonuses included the adjustments related to the contract settlement and the tops writeoff described above. The increase in accounts receivables and deferred revenue reflect increased sales activity to be recognized in future periods when the advertising in displayed.

In July 2001, Media acquired certain assets and assumed certain liabilities of MMJ, a taxi advertising operation similar to those operated by Media in the US, which has advertising rights on approximately 5,000 cabs servicing various cities in Japan. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the next three years. MMJ accounted for approximately 4% of Media’s consolidated revenue during 2003, compared to 11% and 8% during 2002 and 2001.

(4) FLOATING RATE BORROWINGS

In September 2002, the Company and MFC renegotiated a substantial portion of their outstanding debt. The Trust entered into a revolving line of credit with Merrill Lynch Commercial Finance Corp., as successor to Merrill Lynch Bank, USA (MLB), for the purpose of acquiring medallion loans from MFC and to provide for future growth in the medallion lending business. The funds paid to MFC by the Trust were used to pay down notes payable to banks and senior secured notes. As a result of these paydowns, the Company and MFC were able to negotiate amendments to their existing facilities with the banks and noteholders. As of December 31, 2003, the Company and MFC had fully satisfied all of the previous notes payable to banks and senior secured notes, were current on all debt obligations, and in full compliance with all terms and conditions.

Borrowings under the Trust’s revolving line of credit are collateralized by the Trust’s assets and borrowings under the notes payable to banks and the senior secured notes were collateralized by the assets of MFC and the Company.

The outstanding balances were as follows:

	Payments Due by Period
	2004	2005	2006	2007		2008	Thereafter	December 31, 2003	December 31, 2002
Revolving line of credit	$—	$222,936,000	$—	$		$—	$—	$222,936,000	$132,590,000
Notes payable to banks	4,000,000	—	1,639,000		1,944,000	—	—	7,583,000	48,018,000

Total	$4,000,000	222,936,000	$1,639,000		$1,944,000	$—	$—	$230,519,000	$180,608,000

(A) REVOLVING LINE OF CREDIT

In September 2002, and as renegotiated in September 2003, the Trust entered into a revolving line of credit agreement with MLB to provide up to $250,000,000 of financing to acquire medallion loans from MFC (MLB line), which increases to $300,000,000 in September 2004 at the option of MFC. MFC is the servicer of the loans owned by the Trust. The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The MLB line matures in September 2005. The interest rate is generally LIBOR plus 1.25% with an unused facility fee of 0.125%, effective September 2003, and was LIBOR plus 1.50% and 0.375%, previously. The facility fee was $375,000 at the September 2003 negotiation and $900,000 on the first anniversary date.

(B) NOTES PAYABLE TO BANKS AND SENIOR SECURED NOTES

New Bank Loans

On April 30, 2003, the Company entered into a $7,000,000 note agreement with Atlantic Bank of New York, collateralized by certain assets of MBC, of which $4,000,000 was outstanding at December 31, 2003. The note matures on May 1, 2004 and bears interest at Atlantic Bank’s prime rate plus 0.25%, payable monthly. Principal is due at maturity.

On June 30, 2003, an operating subsidiary of MFC entered into a $2,000,000 note agreement with Banco Popular North America, collateralized by certain taxicab medallions owned by Medallion Chicago, of which $1,944,000 was outstanding at December 31, 2003. The note matures June 1, 2007 and bears interest at the bank’s prime rate less 0.25%, payable monthly. Principal and interest payments of $18,000 are due monthly, with the balance due at maturity.

On July 11, 2003 certain operating subsidiaries of MFC entered into an aggregate $1,700,000 of note agreements with Atlantic Bank of New York and Israel Discount Bank, collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,639,000 was outstanding at December 31, 2003. The notes mature July 8, 2006 and bear interest at the

LIBOR plus 2%, adjusted annually, payable monthly. Principal and interest payments of $3,000 are due monthly, with the balance due at maturity.

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

MFC Note Agreements (See Note 5)

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

Interest and Principal Payments

Interest and principal payments were paid monthly. Interest on the bank loans was calculated monthly at a rate indexed to the bank’s prime rate. Substantially all promissory notes evidencing the Company’s and MFC’s investments, other than those held by the Trust, were held by a bank as collateral agent under the agreements. The Company and MFC were required to pay an amendment fee of 25 basis points on the amount of the aggregate commitment for the Company. As noted above, the amendments to the Company’s bank loans and senior secured notes, entered into in 2002, involved changes, and in some cases increases, to the interest rates payable thereunder. In addition, during events of default, the interest rate borne on the lines of credit was based upon a margin over the prime rate rather than LIBOR. In addition to the interest rate charges, approximately $15,080,000 had been incurred through December 31, 2003 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which $63,000 and $9,417,000 was expensed as part of costs of debt extinguishment in 2003 and 2002, $2,325,000 and $1,754,000 was expensed as part of interest expense in 2003 and 2002, and $0 and $173,000 was expensed as part of professional fees in 2003 and 2002. The balance of $1,327,000, which relates solely to the Trust’s new line of credit with MLB , will be charged to interest expense over the remaining term of the line of credit.

The table below shows the costs of the old notes payable to banks and senior secured notes and related amounts outstanding for the years ended December 31, as follows.

	2003(1)	2002	2001
The Company
Interest expense (2)	$358,784	$3,936,336	$6,412,265
Costs of debt extinguishment	(15,110)	1,735,404	—

Total debt costs	$343,674	$5,671,740	$6,412,265

Average borrowings outstanding	$7,880,817	$59,702,701	$96,183,151
Interest rate (3)	4.55%	6.59%	6.67%
Total debt costs rate (4)	4.36%	9.50%	6.67%
Amount outstanding	$—	$36,921,051	$85,000,000
Weighted average interest at period end	—	4.95%	6.25%

MFC
Interest expense (2)	($336,791)	$9,749,294	$16,422,920
Costs of debt extinguishment	104,870	7,681,910	—

Total debt costs	($231,921)	$17,431,204	$16,422,920

Average borrowings outstanding	$1,657,908	$135,019,784	$233,775,260
Interest rate (3)	(20.31%)	7.22%	7.03%
Total debt costs rate (4)	(13.99%)	12.91%	7.03%
Amount outstanding	$—	$13,411,291	$193,000,000
Weighted average interest at period end	—	5.21%	5.36%

Combined
Interest expense (2)	$21,993	$13,685,630	$22,835,185
Costs of debt extinguishment	89,760	9,417,314	—

Total debt costs	$111,753	$23,102,944	$22,835,185

Average borrowings outstanding	$9,538,725	$194,722,485	$329,958,411
Interest rate (3)	0.23%	7.03%	6.92%
Total debt costs rate (4)	1.17%	11.86%	6.92%
Amount outstanding	$—	$50,332,342	$278,000,000
Weighted average interest at period end	—	5.02%	5.63%

(1)	The debts were fully paid off during early 2003, and the final settlement resulted in reversals of amounts previously accrued, which resulted in the amounts presented in 2003.
(2)	Includes commitment fees, and amortization of certain capitalized costs of obtaining debt.
(3)	Represents interest expense for the period presented as a percentage of average borrowings outstanding.
(4)	Represents total debt costs for the period presented as a percentage of average borrowings outstanding.

(C) INTEREST RATE CAP AGREEMENTS

On June 22, 2000, MFC entered into an interest rate cap agreement limiting the Company’s maximum LIBOR exposure on $10,000,000 of MFC’s revolving credit facility to 7.25% until June 24, 2002. Premiums paid under interest rate cap agreements were fully expensed by the end of 2001, including $82,000 expensed in 2001. There are no unamortized premiums as of December 31, 2003.

(5) FIXED RATE BORROWINGS

The following table shows all fixed rate borrowings, including all outstanding SBA debentures, all of which mature more than 5 years from December 31, 2003.

Due Date	2003	2002	Interest Rate
September 1, 2011	$17,985,000	$17,985,000	6.77%
March 1, 2013	16,300,000	15,000,000	5.51
March 1, 2012	10,500,000	10,500,000	7.22
March 1, 2014	6,000,000	—	2.59
September 1, 2013	3,150,000	—	5.76
September 1, 2012	3,000,000	3,000,000	5.55
December 1, 2006	—	5,500,000	—
March 1, 2007	—	4,210,000	—
September 1, 2007	—	4,060,000	—
June 1, 2007	—	3,000,000	—
March 1, 2006	—	2,000,000	—
March 1, 2013	—	1,300,000	—
June 1, 2005	—	520,000	—
December 1, 2005	—	520,000	—
June 1, 2006	—	250,000	—

Total SBA debentures	56,935,000	67,845,000	5.93
Senior secured notes (See Note 4)	—	2,314,000

Total fixed rate borrowings	$56,935,000	$70,159,000	5.93

During 2001, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of five years. MCI drew down $10,500,000 during June 2001, $4,500,000 during December 2001 and $6,000,000 in November, 2003. FSVC drew down $7,485,000 in July 2001, $6,000,000 in January 2002, $3,000,000 in April 2002, $15,000,000 in September 2002, $1,300,000 in November 2002, and $3,150,000 in September 2003. In November 2003, FSVC applied for and received an additional commitment of $8,000,000. As of December 31, 2003, $23,065,000 was available to be drawn down under the SBA commitment.

The senior secured notes were linked to the old bank debt that was all paid off during 2003. See Note 4 for additional information on the senior secured notes (MFC note agreements).

(6) INCOME TAXES

The Company is considered to be a taxable entity for US Federal income tax purposes for 2003 and 2002. The results of the Company’s operations are also subject to state taxation in various jurisdictions in 2003 and 2002.

The provision (benefit) for income taxes consisted of the following components for the years ended December 31, 2003 and 2002.

	2003	2002
Current
US federal	$41,149	$72,000
State	—	13,000

	41,149	85,000

Deferred
US federal	951,372	(712,000)
State	—	—

	951,372	(712,000)

Provision (benefit) for income taxes before utilization of net operating loss carryforwards and valuation allowance for tax assets	992,521	(627,000)
Utilization of net operating loss carryforwards	(951,372)	—
Valuation allowance for tax assets	—	712,000

Net provision for income taxes	$41,149	$85,000

In connection with the Company’s loss of RIC status for 2002 and its effective conversion from an entity that was allowed to reduce its taxable income by distributions to its shareholders to an entity that was not allowed such reductions, the Company recognized a deferred tax asset primarily related to unrealized losses on investments owned.

The following table reconciles the provision for income taxes to the US federal statutory income tax rate for the years ended December 31, 2003 and 2002.

	2003	2002
US federal statutory tax rate	34.0%	(34.0)%
Change in valuation allowance	(32.0)	3.7
Deduction related to Media’s results of operations taxed separately	0.0	(21.1)

Effective income tax rate	2.0%	(9.2)%

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Total tax assets are primarily represented by temporary differences for unrealized losses on investments, losses in foreign operations, and income that was not recognized for financial reporting purposes but was taxable in the amount of approximately $2,185,000 in 2003 and $3,208,000 in 2002, partially offset by temporary differences for deferred income to be recognized in future years of $1,199,000 in 2003 and $1,935,000 in 2002, resulting in a net operating loss carryforward of $986,000 in 2003, which expires in 2010. As the Company cannot estimate if there will be sufficient taxable income in the years in which the temporary tax differences will reverse, a valuation allowance has been established in the amount of $986,000 in 2003 for the net tax assets position described above. The Company is exploring alternatives to qualify as a regulated investment company for tax purposes, and if such qualification is achieved, the net operating losses will not be utilizable unless the Company, in future periods, does not qualify as a regulated investment company for tax purposes and has capital gains, in which case some or all of the capital loss carryforwards may be available to be utilized.

(7) STOCK OPTIONS

The Company has a stock option plan (1996 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 1996 Stock Option Plan, which was approved by the Board of Directors and shareholders on May 22, 1996, provides for the issuance of a maximum of 750,000 shares of common stock of the Company. On June 11, 1998, the Board of Directors and shareholders approved certain amendments to the Company’s 1996 Stock Option Plan, including increasing the number of shares reserved for issuance from 750,000 to 1,500,000. In addition on June 11, 2002 an additional 750,000 were approved bringing the shares reserved for issuance to 2,250,000. At December 31, 2003, 89,555 shares of the Company’s common stock remained available for future grants. The 1996 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

A non-employee director stock option plan (the Director Plan) was also approved by the Board of Directors and shareholders on May 22, 1996. On February 24, 1999, the Board of Directors amended and restated the Director Plan in order to adjust the calculation of the number of shares of the Company’s common stock issuable under options to be granted to a non-employee director upon his or her re-election. Under the prior plan the number of options granted was obtained by dividing $100,000 by the current market price for the common stock. The Director Plan calls for the grant of options to acquire 9,000 shares of common stock upon election of a non-employee director. It provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the Director Plan. At December 31, 2003, 9,577 shares of the Company’s common stock remained available for future grants. The grants of stock options under the Director Plan are automatic as provided in the Director Plan. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the Director Plan are exercisable annually, as defined in the Director Plan. The term of the options may not exceed five years.

The weighted average fair value of options granted during the years ended December 31, 2003, 2002, and 2001 was $0.89, $1.11, and $2.79 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. However, management believes that such a model may or may not be applicable to a company regulated under the 1940 Act. The following weighted average assumptions were used for grants in 2003, 2002 and 2001:

	Year ended December 31,
	2003	2002	2001
Risk free interest rate	3.53%	5.0%	5.4%
Expected dividend yield	8.0%	8.0%	8.0%
Expected life of option in years	7.0	7.0	7.0
Expected volatility	44%	44%	44%

The following table presents the activity for the stock option program under the 1996 Stock Option Plan and the Director Plan for the years ended December 31, 2003, 2002, and 2001:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2000	1,089,276	$6.71-29.25	$18.88
Granted	213,750	11.50-16.00	12.37
Cancelled	(284,613)	13.75-29.25	18.05
Exercised	(34,000)	15.13-15.13	15.13

Outstanding at December 31, 2001	984,413	6.71-29.25	17.97
Granted (1)	880,901	4.73-9.00	5.26
Cancelled (1)	(54,776)	4.85-29.25	14.74
Exercised	—	—	—

Outstanding at December 31, 2002	1,810,538	4.73-29.25	12.16
Granted	283,910	3.50-8.40	4.59
Cancelled	(175,502)	3.89-29.25	11.12
Exercised	(10,266)	4.85-4.85	4.85

Outstanding at December 31, 2003	1,908,680	3.50-29.25	10.90

Options exercisable at
December 31, 2001	492,654	6.71-29.25	19.37
December 31, 2002	997,347	4.73-29.25	16.63
December 31, 2003	1,116,034	3.50-29.25	14.90

(1)	As originally reported, these amounts were $809,701 for grants and $53,976 for cancellations. These numbers have been adjusted to reflect the 2002 BLL option activity which had been omitted from the 2002 disclosure. The proper inclusion of these amounts in prior calculations had no impact on calculations, such as EPS.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2003 under the 1996 Stock Option Plan and the Director Plan:

	Options Outstanding			Options Exercisable
	Weighted average			Weighted average
Range of Exercise Prices	Shares at December 31, 2003	Remaining contractual life in years	Exercise price	Shares at December 31, 2003	Remaining contractual life in years	Exercise price
$ 3.50-5.51	959,467	8.51	$4.87	288,822	8.45	$4.89
6.50-13.75	279,010	5.70	10.19	157,009	4.73	10.71
14.25-15.56	62,255	6.23	14.73	62,255	6.23	14.71
16.00-18.75	382,734	5.19	17.45	382,734	5.19	17.42
19.31-29.25	225,214	4.66	26.72	225,214	4.66	26.42

$3.50-$29.25	1,908,680	6.91	$10.90	1,116,034	5.92	$14.90

(8) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table represents the Company’s quarterly results operations for the years ended December 31, 2003, 2002, and 2001:

(In thousands except per share amounts)	March 31	June 30	September 30	December 31
2003 Quarter Ended
Investment income	$6,528	$6,468	$6,693	$6,525
Net investment income before income taxes (1)	295	303	684	174
Net increase (decrease) in net assets resulting from operations	430	755	1,111	(278)
Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.02	$0.04	$0.06	$$0.01)
Diluted	0.02	0.04	0.06	(0.01)

2002 Quarter Ended
Investment income	$9,779	$8,522	$7,952	$7,622
Net investment income (loss) before income taxes	239	(1,823)	(6,462)	234
Net increase (decrease) in net assets resulting from operations	(1,409)	(3,007)	(8,384)	188
Net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.08)	$(0.16)	$(0.46)	$0.01
Diluted	(0.08)	(0.16)	(0.46)	0.01

2001 Quarter Ended
Investment income	$13,394	$11,618	$7,035	$10,055
Net investment income (loss) before income taxes	2,759	2,482	(4,363)	1,620
Net increase (decrease) in net assets resulting from operations	2,289	2,364	(8,986)	275
Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.16	$0.16	$(0.49)	$(0.07)
Diluted	$0.16	0.16	$(0.49)	(0.07)

(1)	As originally reported, these amounts were $305,000, $312,000, and $696,000 for the 2003 quarters ended March 31, June 30, and September 30, respectively, reflecting the exclusion of capital-based tax accruals which are now more properly reflected in operating expenses.

(9) NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities” (FIN 46R), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. Variable interest entities, some of which were formerly referred to as special purpose entities, are generally entities for which their other equity investors (1) do not provide significant financial resources for the entity to sustain its activities, (2) do not have voting rights or (3) have voting rights that are disproportionately high compared with their economic interests. Under FIN 46R, variable interest entities must be consolidated by the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards of ownership arising from the variable interest entity. FIN 46R also requires certain disclosures if a significant variable interest is held but not required to be consolidated. The effective date of revised Interpretation No. 46 varies but is effective for us commencing March 31, 2004. The Company does not expect this standard to have a material impact on its consolidated financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect this standard to have a material impact on its consolidated financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). The provisions of SFAS No.149 that relate to SFAS No. 133 and No. 138 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133 and No. 138, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying financing component to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated above and for hedging relationships designated after June 30, 2003. In addition, except as stated above, all provisions of SFAS No.149 should be applied prospectively. The Company does not expect this standard to have a material impact on its consolidated financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure- An Amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain interim disclosures that are incremental to those required by Statement No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations. The Company adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

(10) SEGMENT REPORTING

The Company has two reportable business segments, lending and taxicab rooftop advertising. The lending segment originates and services medallion and secured commercial loans. The taxicab rooftop advertising segment sells advertising space to advertising agencies and companies in several major markets across the US and Japan, and is conducted by Media. Media is reported as a portfolio investment of the Company and is accounted for using the equity method of accounting. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The lending segment is presented in the consolidated financial statements of the Company. Financial information relating to the taxicab rooftop advertising segment is presented in Note 3.

For taxicab rooftop advertising, the increase in unrealized appreciation (depreciation) on the Company’s investment in Media represents Media’s net income or loss, which the Company uses as the basis for assessing the fair market value of Media. Taxicab rooftop advertising segment assets are reflected in investment in and loans to Media on the consolidated balance sheets. See Note 3.

(11) COMMITMENTS AND CONTINGENCIES

(a) Employment Agreements

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

(b) Other Commitments

The Company had loan commitments outstanding of $25,048,000 at December 31, 2003 that are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates. Of these commitments, approximately $4,298,000 will be sold pursuant to SBA guaranteed sales. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, the Company had approximately $18,609,000 of undisbursed funds relating to revolving credit facilities with borrowers. These amounts may be drawn upon at the customer’s request if they meet certain credit requirements.

Commitments for leased premises expire at various dates through April 30, 2012. At December 31, 2003, minimum rental commitments for non-cancelable leases are as follows:

2004	$1,174,000
2005	865,000
2006	504,000
2007	504,000
2008 and thereafter	681,000

Total	$3,728,000

Rent expense was $1,144,000, $1,032,000, and $945,000, for the years ended December 31, 2003, 2002, and 2001.

(c) Litigation

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

(12) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors of its wholly-owned subsidiaries, MFC, BLL, MCI, MBC, FSVC, MB, and Media. Officer salaries are set by the Board of Directors of the Company.

Media is engaged in transactions to sell rooftop advertising space to a company represented by a relative of a Media officer. All transactions were made under market conditions and pricing.

During 2003, a member of the Board of Directors of the Company was also a partner in the Company’s primary law firm. Amounts paid to the law firm were approximately $280,000 in 2003 and $1,629,000 in 2002.

(13) SHAREHOLDERS’ EQUITY

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock during the following six months, with an option for the Board of Directors to extend the time frame for completing the purchases. As of December 31, 2003, 10,816 shares were repurchased for $100,000.

In accordance with Statement of Position 93-2, “Determination, Disclosure and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies,” $11,036,537 was reclassified from capital in excess of par value to accumulated net investment losses at December 31, 2002 in the accompanying consolidated balance sheets. This reclassification had no impact on the Company’s total shareholders’ equity, and was designed to present the Company’s capital accounts on a tax basis.

In the normal course of business, the Company and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in dividend and loan restrictions.

FDIC-insured banks, including MB, are subject to certain federal laws, which impose various legal limitations on the extent to which banks may finance or otherwise supply funds to certain of their affiliates. In particular, MB is subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with the Company or its affiliates.

(14) COSTS OF DEBT EXTINGUISHMENT

The details of the costs of debt extinguishment for the years ended December 31, 2003 and 2002 are in the following table. There were no costs of debt extinguishment in 2001.

	2003	2002
Financing costs for attorneys and loan fees	$—	$4,237,000
Prepayment penalties	205,000	3,332,000
Default interest	(173,000)	1,471,000
Other professional fees	31,000	377,000

Total costs of debt extinguishment	$63,000	$9,417,000

(15) OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income were as follows:

	Year ended December 31,
	2003	2002	2001
Servicing fees	$1,311,399	$1,018,499	($1,013,739)
Late charges	795,512	841,506	831,904
Accretion of discount	462,797	602,933	861,813
Prepayment penalties	444,213	492,503	690,090
Revenue sharing	34,275	964,411	65,640
Other	552,587	757,826	669,450

Total other income	$3,600,783	$4,677,678	$2,105,158

Included in servicing fee income was $400,000 in 2003 to reduce the valuation reserve for the servicing fee receivable, which resulted from improvements in prepayment patterns (see Note 2). The reduction in accretion of discount in 2003 and 2002 was primarily due to the lower amounts of SBA Section 7(a) loans outstanding. Included in revenue sharing income was a success fee earned on a mezzanine investment of $873,000 in 2002, and included in other income was, $115,000 of termination fees earned on deals that were not consummated in 2003, and referral fees and insurance proceeds of $111,000 in 2002. Overall, the decline in loan related fees reflected the reduction in the loan portfolio over the last two years.

The major components of other operating expenses were as follows:

	Year ended December 31,
	2003	2002	2001
Rent expense	$1,144,124	$1,031,943	$944,695
Loan collection expense	813,421	774,730	324,466
Depreciation and amortization	643,809	595,176	610,447
Insurance	631,586	571,508	358,834
Travel meals and entertainment	501,040	614,727	560,568
Office expense	308,141	630,827	509,632
Computer expense	242,156	265,825	440,640
Directors fees	229,556	163,660	172,987
Bank charges	212,596	221,415	517,093
Telephone	187,612	208,082	222,295
Dues and subscriptions	93,235	147,594	118,884
Other expenses	1,745,340	1,291,370	505,039

Total operating expenses	$6,752,616	$6,516,857	$5,285,580

Loan collection expenses increased over the last two years reflecting efforts at improving the level of non-performing assets, including the conversion of foreclosed properties to earning assets. Insurance expenses increased over the last two years as a result of significantly higher premiums charged, and to a lesser degree, increased coverages.

The decreases in 2003 in travel, meals, and entertainment, office, telephone, and dues and subscriptions were primarily due to the Company’s continued efforts to decrease overall expenses. The increase in other expense was primarily due to 2003 capital-based state taxes. Directors fees increased primarily due to increases in the amounts paid to directors, in the number of directors serving on the Board, and in the number of board meetings held.

(16) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Year ended December 31,
	2003	2002	2001	2000	1999
Net share data:
Net asset value at the beginning of the period	$8.87	$9.59	$10.16	$10.83	$10.65
Net investment income (loss)	0.08	(0.44)	0.13	0.67	0.75
Net realized gains (losses) on investments	0.63	(0.35)	(0.17)	(0.27)	1.55
Net change in unrealized appreciation (depreciation) on investments	(0.60)	0.10	(0.20)	0.12	(0.86)

Increase (decrease) in shareholders’ equity from operations	0.11	(0.69)	(0.24)	0.52	1.44
Issuance of common stock	0.00	0.00	0.01	0.01	0.00
Distribution of net investment income	(0.09)	(0.03)	(0.34)	(1.20)	(1.26)

Net asset value at the end of the period	$8.89	$8.87	$9.59	$10.16	$10.83

Per share market value at beginning of period	$3.90	$7.90	$14.63	$17.94	$14.31
Per share market value at end of period	9.49	3.90	7.90	14.63	17.94
Total return (1)	146%	(50)%	(44)%	(11)%	36%

Ratios/supplemental data
Average net assets	$162,265,000	$168,627,645	$166,379,846	$152,521,444	$155,891,899
Ratio of operating expenses to average net assets (2)	10.55%	10.92%	10.34%	13.32%	11.55%
Ratio of net investment income (loss) to average net assets (3)	0.94	0.95	5.53	8.29	7.10

(1)	Total return is calculated by comparing the change in value of a share of common stock assuming the reinvestment of dividends on the payment date.
(2)	Operating expense ratios presented exclude the $63,000 and $9,417,000 costs of debt extinguishment in 2003 and 2002, and $550,000 in 2001 and $3,140,000 in 2000 to write off transaction, acquisition-related, and other nonrecurring charges. Unadjusted, the ratios would have been 10.59%, 16.50%, 10.67%, and 16.37% in 2003, 2002, 2001, and 2000, respectively.
(3)	Net investment income ratios presented exclude the $63,000 and $9,417,000 costs of debt extinguishment in 2003 and 2002, the $6,700,000 of charges related to Chicago Yellow, the excess servicing asset, the additional bank charges, and the write-off of transaction costs in 2001, and the $3,140,000 of acquisitions related and other non-recurring charges in 2000. Unadjusted, the ratios would have been 0.90%, (4.71%), 1.48%, and 6.23% in 2003, 2002, 2001, and 2000 respectively.

(17) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one-half year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employee’s contributions may not exceed certain maximum amounts determined under the Code. Employee contributions are invested in various mutual funds according to the directions of the employee. Beginning September 1, 1998, the Company elected to match employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee’s contribution but in no event greater than 2% of the portion of such employee’s annual salary eligible for 401(k) Plan benefits. The Company’s 401(k) plan expense was approximately $61,000, $53,000, and $57,000 for the years ended December 31, 2003, 2002, and 2001.

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

(c) Floating rate borrowings-Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(d) Commitments to extend credit-The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2003 and 2002, the estimated fair value of these off-balance-sheet instruments was not material.

(e) Interest rate cap agreements-The fair value is estimated based on market prices or dealer quotes. At December 31, 2003 and December 31, 2002, the estimated fair value of these off-balance-sheet instruments was not material.

(f) Fixed rate borrowings-The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Investments	$382,773,000	$382,773,000	$360,752,000	$360,752,000
Cash	47,676,000	47,676,000	35,369,000	35,369,000
Servicing fee receivable	2,663,000	2,663,000	2,838,000	2,838,000
Financial Liabilities
Floating rate debt	230,519,000	230,519,000	180,608,000	180,608,000
Fixed rate debt	56,935,000	56,935,000	70,159,000	70,159,000

(19) MB REGULATORY GUIDELINES

MB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on MB’s and our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. MB’s capital amounts and classification are also subject to qualitative judgments by the bank regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require MB to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting MB’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, and that a ratio of tier 1 capital to total assets of not less than fifteen percent and an adequate allowance for loan losses shall be maintained throughout the first three years of operation. The maintenance of a 15% tier 1 leverage capital ratio is implemented based upon MB’s proposed concentration level of loans to finance taxicab medallions and related assets of up to 300 percent of capital. Management believes, as of December 31, 2003, that MB meets all capital adequacy requirements to which it is subject.

MB’s actual and the regulatory minimum capital amounts and ratios are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		Minimum To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Tier 1 capital to average assets	$21,444,217	451%	$190,256	4.0%	$237,820	5.0%
Tier 1 capital to risk-weighted assets	21,444,217	431	199,094	4.0	298,641	6.0
Total capital to risk-weighted assets	21,444,217	431	398,187	8.0	497,734	10.0

MEDALLION FINANCIAL CORP.

Consolidated Schedule of Investments

December 31, 2003

	# Of Loans	Balance Outstanding	Interest Rate
	47	$2,440,825	0.00-1.49
	2	490,978	1.50-1.99
	3	592,646	3.50-3.74
	6	584,966	3.75-3.99
	15	3,562,025	4.00-4.24
	72	14,785,475	4.25-4.49
	32	10,149,150	4.50-4.74
	23	7,216,657	4.75-4.99
	36	8,797,246	5.00-5.24
	22	10,245,838	5.25-5.49
	117	34,474,033	5.50-5.74
	71	21,547,755	5.75-5.99
	274	50,666,604	6.00-6.24
	314	45,125,715	6.25-6.49
	296	25,717,016	6.50-6.74
	449	23,291,415	6.75-6.99
	103	15,854,813	7.00-7.24
	43	6,280,010	7.25-7.49
	52	5,205,874	7.50-7.74
	40	5,589,375	7.75-7.99
	74	6,785,253	8.00-8.24
	20	2,623,335	8.25-8.49
	48	11,307,114	8.50-8.74
	54	7,021,637	8.75-8.99
	44	4,043,345	9.00-9.24
	14	1,681,812	9.25-9.49
	38	4,253,831	9.50-9.74
	12	1,880,455	9.75-9.99
	39	4,507,993	10.00-10.24
	7	1,425,098	10.25-10.49
	38	1,231,224	10.50-10.74
	6	1,476,012	10.75-10.99
	29	1,260,226	11.00-11.24
	14	474,435	11.25-11.49
	39	2,121,350	11.50-11.74
	17	934,899	11.75-11.99
	102	11,738,855	12.00-12.24
	5	286,832	12.25-12.49
	28	973,923	12.50-12.74
	4	2,212,462	12.75-12.99
	39	11,300,521	13.00-13.24
	7	2,185,635	13.25-13.49
	6	93,588	13.50-13.74
	2	101,087	13.75-13.99
	5	376,107	14.00-14.24
	1	194	14.25-14.49
	5	292,533	14.50-14.74
	14	831,769	15.00-15.24
	1	38,392	15.50-15.74
	2	158,930	15.75-15.99
	2	77,918	16.00-16.24
	3	5,136,796	18.00-18.24

Total loans	2,736	$381,451,977

Unimark		$3,620,638
PMC		920,252
Micromedics		58,828
Appliance		50,000
Star Concession		40,000
Total equities		$4,689,718

Gross investments		$386,141,695

Deferred loan acquisition costs	1,645,609
Discounts on SBA section 7(a) loans	(998,033)
Unrealized appreciation on equities	287,045
Unrealized depreciation on loans	(7,917,791)

Net investments	$379,158,525

The accompanying notes are an integral part of this consolidated schedule.

MEDALLION FINANCIAL CORP.

Consolidated Schedule of Investments

December 31, 2002

	# Of Loans	Balance Outstanding	Interest Rate
	19	$808,285	0.00-3.24%
	5	5,259,450	3.25-4.24
	42	3,835,545	4.25-4.49
	13	4,811,812	4.50-4.74
	19	3,229,039	4.75-4.99
	18	7,178,502	5.00-5.24
	14	4,774,490	5.25-5.74
	29	15,631,455	5.75-5.99
	24	6,357,025	6.00-6.24
	66	17,266,971	6.25-6.49
	117	13,480,585	6.50-6.74
	110	11,321,115	6.75-6.99
	473	24,474,435	7.00-7.24
	99	24,415,610	7.25-7.49
	103	15,635,558	7.50-7.74
	131	20,177,218	7.75-7.99
	129	21,129,437	8.00-8.24
	69	10,568,794	8.25-8.49
	122	17,258,413	8.50-8.74
	111	16,984,498	8.75-8.99
	194	15,355,255	9.00-9.24
	27	2,660,033	9.25-9.49
	75	7,264,433	9.50-9.74
	29	2,942,905	9.75-9.99
	90	4,225,015	10.00-10.24
	15	1,631,052	10.25-10.49
	167	4,662,757	10.50-10.74
	40	4,140,761	10.75-10.99
	46	2,432,989	11.00-11.24
	30	2,488,757	11.25-11.49
	52	2,723,356	11.50-11.74
	32	2,454,542	11.75-11.99
	151	22,569,682	12.00-12.24
	12	1,063,499	12.25-12.49
	29	1,753,585	12.50-12.74
	8	2,441,775	12.75-12.99
	72	20,904,671	13.00-13.24
	20	3,719,190	13.25-13.49
	33	1,017,752	13.50-13.99
	26	965,962	14.00-14.49
	16	672,794	14.50-14.99
	27	895,675	15.00-15.24
	32	2,337,816	15.50-19.49

Total loans	2,936	$355,922,493

PMC		$920,252
Unimark		300,000
Micromedics		58,828
Appliance		50,000
Star Concession		40,000
Other		961

Total equities		$1,370,041

Gross investments		$357,292,534
Deferred loan acquisition costs		1,448,955
Discounts on SBA Section 7(a) loans		(1,537,203)
Unrealized depreciation on loans		(6,997,426)
Unrealized appreciation on equities		6,039,584

Net investments		$356,246,444

The accompanying notes are an integral part of this consolidated schedule.