Form 10-K/A
period 2003-12-31
MEDALLION FINANCIAL CORP
filed 2004-04-29
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No.  ☐

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

PRELIMINARY NOTE

This Form 10-K/ A is being filed by Medallion Financial Corp. (the “Company”) to report Part III information in lieu of the incorporation of such information by reference to the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following information was furnished to the Company by the nominees and each director currently serving, and sets forth the name, age, principal occupation or employment of each such person and the period during which he has served as a director of the Company. The business address of each director listed below is c/o Medallion Financial Corp., 437 Madison Avenue, New York, New York 10022.

CLASS II DIRECTORS – Term Expiring in 2004

Mario M. Cuomo (*) has served as a Director of the Company since February 1996. Mr. Cuomo served as Governor of the State of New York from January 1983 through 1994. Mr. Cuomo has been a partner in the law firm of Willkie Farr & Gallagher LLP since February 1995. Willkie Farr & Gallagher LLP serves as counsel to the Company in connection with various legal matters. Mr. Cuomo received a B.A., summa cum laude, from St. John’s University and a J.D., magna cum laude, from St. John’s University School of Law.

Andrew M. Murstein (*) has been President of the Company since its inception in 1995 and Chief Executive Officer of Medallion Taxi Media, Inc. (“Media”) from its inception. Mr. Murstein has served as a Director of the Company since October 1997. Mr. Murstein has served two terms as a Director of Medallion Funding Corp. (“MFC”) from May 1996 until April 1997. He has served as a Director of Medallion Taxi Media, Inc. since its inception. He served as the Director of New Business Development at Tri-Magna Corporation (“Tri-Magna”) from 1994 until its acquisition by the Company in May 1996. Mr. Murstein received a B.A. in economics, cum laude, from Tufts University and an M.B.A. in finance from New York University. Andrew Murstein is the son of Alvin Murstein and the son-in law of Mr. Rudnick.

Lowell P. Weicker, Jr. has served as a Director of the Company since February 2003. Mr. Weicker served as Governor of the State of Connecticut from 1991 to 1995. He served as a United States Senator representing the State of Connecticut from 1970 to 1988. Mr. Weicker also serves as a director of Compuware Corporation, HPSC, Inc., Phoenix Mutual Funds, UST Inc., and World Wrestling Entertainment, Inc. He received a B.A. from Yale University and a L.L.B. from the University of Virginia School of Law.

(*)	Mr. Cuomo is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, because he is a partner of the Company’s legal counsel. Mr. Andrew Murstein is an “interested person” because he is an officer of the Company.

CLASS III DIRECTORS – Term Expiring in 2005

Alvin Murstein(*) has been Chairman of the Board of Directors of the Company since its founding in 1995 and has been Chief Executive Officer of the Company since February 1996. Mr. Murstein has also been Chairman of the Board of Directors and Chief Executive Officer of MFC since its founding in 1979 and of Media since its founding in 1994. He served as Chairman of the Board of Directors and Chief Executive Officer of Tri-Magna from its founding in 1989 until its acquisition by the Company in May 1996. Mr. Murstein received a B.A. and an M.B.A. from New York University and has been an executive in the taxicab industry for over 40 years. Mr. Murstein served on the Board of Directors of the Strober Organization, Inc., a building supply company, from 1988 to 1997. Alvin Murstein is the father of Andrew M. Murstein.

Henry D. Jackson has served as a director of the Company since November 2002. Mr. Jackson is Managing Director of Deutsche Bank AG and the head of its European Consumer Group. Prior to joining Deutsche Bank, he was head of the European Consumer Group of Credit Suisse First Boston from 1999 to 2002. From 1989 to 1999, Mr. Jackson was a Managing Director of Peter J. Solomon Company, an investment banking firm he helped establish. Mr. Jackson received a B.Sc., with honors, from the Wharton School, a B.A., with honors, from the University of Pennsylvania, and was elected to Phi Beta Kappa.

(*)	Mr. Alvin Murstein is an “interested person” as such term is defined in Section 2(a)(19) of the 1940 Act because he is an officer of the Company.

CLASS I DIRECTORS – Term Expiring in 2006

Stanley Kreitman has served as a Director of the Company since February 1996. Since 1993, Mr. Kreitman has served as Chairman of Manhattan Associates, an investment banking company. Mr. Kreitman served as a Director of Tri-Magna from 1991 until May 1996. Mr. Kreitman served as President of the United States Banknote Corporation, a securities printing company, from 1975 until his retirement in 1994. Mr. Kreitman is Chairman of the Board of Trustees of the New York Institute of Technology and serves as a member of the Board of Directors of CCA Industries, Geneva Mortgage Corp. and KSW Corp., all publicly-traded companies. He also serves as chairman of the New York Board of Corrections. Mr. Kreitman received an A.B. from New York University and an M.B.A. from New York University Graduate School of Business.

David L. Rudnick has served as a Director of the Company since February 1996. Mr. Rudnick serves as President of Rudco Properties, Inc., a real estate management concern and CEO of the Century Associates Group, a national commercial real estate concern which he founded in 1966. Mr. Rudnick served as President of Rudco Industries, Inc., an international manufacturer of machine readable documents, from 1963 to 1986. Mr. Rudnick previously served as President of the Financial Stationers Association and a Director of West Side Federal Savings & Loan Association. Mr. Rudnick received an A.B. with honors in economics from Harvard University and an M.B.A. from Columbia University Graduate School of Business. Mr. Rudnick is Andrew M. Murstein’s father-in-law.

Frederick A. Menowitz has served as a Director of the Company since May 2003. Mr. Menowitz is currently an independent real estate investor. Mr. Menowitz received a B.A. from the University of Virginia and a J.D. from the University of Virginia School of Law. He is a member of the American Bar Association, the New York State Bar Association, the Queens Chamber of Commerce, and the Elmhurst, New York Chamber of Commerce.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the Company and persons who beneficially own more than 10% of the Company’s common stock to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and 10% stockholders are also required by the rules promulgated by the SEC to furnish to the Company copies of all Section 16(a) reports they file.

Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that each of its officers and directors complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended December 31, 2003.

Item 11.	Executive Compensation

Organization and Compensation of the Board of Directors

The Board of Directors is responsible for the Company’s management and direction and for establishing broad corporate policies. As further described below, The Board held regularly scheduled meetings during the year ended December 31, 2003. The Board is comprised of eight total members, a majority of whom (five) are not “interested persons” under the Investment Company Act of 1940.

The Board of Directors held four formal meetings during fiscal 2003. Each director attended at least 75% of the meetings of the Board of Directors and all committees of the Board of Directors on which he served.

The Company has a standing Audit Committee of the Board of Directors, which reviews the results and scope of the audit and other services provided by the Company’s independent public accountants. The Audit Committee met four times during fiscal year 2003 to review (i) the effectiveness of the public accountants during the fiscal 2003 audit, (ii) the adequacy of the fiscal year 2003 financial statement disclosures, (iii) the Company’s internal control policies and procedures, and (iv) the selection of the Company’s independent public accountants. The members of the Audit Committee are Messrs. Kreitman, Jackson and Weicker. Mr. Kreitman, the Chairman of the Audit Committee, qualifies as a financial expert, as that term is defined by both NASDAQ listing standards and Securities and Exchange Commission (the “Commission”) guidelines. Each

Audit Committee member meets the independence requirements of the NASDAQ and the Commission. See “Report of the Audit Committee of the Board of Directors.”

The Company also has a standing Compensation Committee of the Board of Directors, whose members made recommendations concerning compensation of the directors and executive officers of the Company including (i) all incentive or stock option plans or arrangements established by the Company for officers and employees, including the grant of stock options to employees, (ii) adoption and amendment of all employee stock option and other employee benefit plans and (iii) arrangements and the engagement of, terms of any employment agreements and arrangements with, and termination of, all officers of the Company. Each Compensation committee member meets the independence requirements of the NASDAQ and the Commission. The Board of Directors did not reject any recommendations of the Compensation Committee in 2003. The members of the Compensation Committee are Messrs. Jackson, Kreitman and Menowitz. The Compensation Committee met twice during fiscal year 2003 and made recommendations concerning compensation, stock options and other employment matters. See “Report of the Board of Directors as to Compensation Matters.”

The company has a standing Nominating Committee, whose members advise the Board of Directors with respect to nominating and continuing qualifications for membership of the Board of Directors. The Nominating Committee is also charged with overseeing the evaluation of the Board of Directors and management, and developing and maintaining a set of corporate governance guidelines and the Company’s code of ethics and generally advising the board on corporate governance and related matters. The members of the Nominating Committee are Messrs. Rudnick, Kreitman, and Alvin Murstein.

Directors’ Compensation

The non-employee directors will each be paid $20,000 for each year they serve, on a quarterly basis, and shall each receive $2,500 for the first Board of Directors meeting per quarter attended and $1,000 for attendance at any additional Board of Directors meetings that quarter, $500 for each telephonic board meeting, $1,000 for each Compensation and Nominating Committee meeting attended, $1,500 for each Audit Committee attended, and are reimbursed for expenses relating thereto.

Eligible Directors participate in the Company’s Amended and Restated 1996 Non-employee Directors Stock Option Plan. Employee directors did not receive any additional compensation for their service on the Board of Directors. Employee directors of the Company are eligible to participate in the Company’s 401(k) Investment Plan. More information concerning the Company’s 401(k) Investment Plan can be found under “Report of the Board of Directors as to Compensation Matters.” Employee directors are also eligible to participate in the Amended Plan. The Company does not provide any other pension or retirement plan with respect to its directors or employees. The directors receive no other compensation for their services to the Company.

Information with respect to the aggregate compensation paid to directors of the Company, including options to purchase shares of the Company’s Common Stock under the stock option plans, appears under “Compensation of Directors and Executive Officers.”

Compensation of Directors and Executive Officers

The table below sets forth certain compensation information for the Company’s (i) Chief Executive Officer, (ii) each of the Company’s four most highly compensated executive officers other than the Company’s Chief Executive Officer (collectively the “Named Executive Officers”), and (iii) the directors for the fiscal year ended December 31, 2003. The Company does not have a pension plan, but has established a 401(k) plan that provides matching contributions.

COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options(#)(1)	All Other Compensation(2)
Alvin Murstein(*) Chairman, Chief Executive Officer and Director	2003 2002 2001	395,000 390,000 375,000	20,000 30,000 30,000	— 125,000 25,000	4,666 3,666 2,902

Andrew M. Murstein(*) President and Director	2003 2002 2001	430,000 400,000 375,000	75,000 90,000 90,000	— 125,000 —	— — —

Brian S. O’Leary Executive Vice President and Chief Operating Officer	2003 2002 2001	229,500 229,500 225,000	25,000 25,000 25,000	— 50,000 —	4,119 11,000 —

Michael J. Kowalsky Executive Vice President	2003 2002 2001	202,500 196,400 190,000	37,000 37,000 30,000	25,000 25,000	3,367 3,367 3,399

Larry D. Hall Chief Financial Officer	2003 2002 2001	182,000 170,000 142,500	30,000 30,000 35,000	25,000 50,000	— — —

		Long-Term Compensation Awards (3)
	Director Fees ($)	Securities Underlying Options(#)
Mario M. Cuomo, Director(*)	28,500	—
Stanley Kreitman, Director	60,500	9,000	(4)
David L. Rudnick, Director	63,000	9,000	(4)
Henry D. Jackson, Director	48,250	—
Lowell P. Weicker. Jr., Director	44,250	—
Frederick A. Menowitz, Director	16,500	—

*	An asterisk (*) indicates an “interested person” as such term is defined in Section 2(a)(19) of the 1940 Act.
(1)	Grants of stock options made during the last fiscal year.
(2)	Amounts received pursuant to the matching program under the Company’s 401(k) Plan.
(3)	These shares vest in three equal installments of 3,000 shares on the date of the 2003 annual meeting of the Company’s stockholders, the 2004 annual meeting of the stockholders and the 2005 annual meeting of the stockholders, respectively.
(4)	Options granted under the Amended and Restated 1996 Non-employee Director Plan. The exercise price is $4.73 per share.

Option Grants In the Last Fiscal Year

The following table sets forth certain information regarding options granted during the last fiscal year by the Company to the Named Executive Officers:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)(1)	Expiration Date	5%($)	10%($)
Larry D. Hall	25,000	20.0%	3.50	3/4/2013	43,750	87,500
Michael J. Kowalsky	50,000	40.0%	3.87	2/3/2013	96,750	193,500

(1)	The exercise price of these options is equal to the closing price of the Company’s Common Stock on the date of grant, as reported by the NASDAQ National Market.
(2)	The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Commission and, therefore, are not intended to forecast possible future appreciation, if any, in the price of the underlying Common Stock. No gain to the optionees is possible without an increase in price of the underlying Common Stock, which will benefit all stockholders proportionately.

Aggregated Option Exercises and Fiscal Year-End Option Values

The following table sets forth certain information concerning exercisable and unexercisable stock options held by the Named Executive Officers during the last fiscal year:(1)

	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options at December 31, 2003(2)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Alvin Murstein	$183,332	$116,668	$165,830	$331,670
Andrew M. Murstein	$183,332	$116,668	$165,830	$331,670
Brian S. O’Leary	$66,666	$33,334	$94,333	$188,667
Michael J. Kowalsky	$51,456	$31,667	$47,166	$94,333
Larry D. Hall	$40,187	$41,667	$94,333	$188,667

(1)	None of the Named Executive Officers exercised options during the last fiscal year.
(2)	Value realized is calculated as the closing market price on the date of exercise, net of option exercise price, but before any tax liabilities or transaction costs. Value of unexercised options is calculated as the closing market price per share on December 31, 2003 of $9.49.

Stock Option Plan

Executive officer compensation includes long-term incentives afforded by options to purchase shares of Common Stock under the Company’s Amended and Restated 1996 Stock Option Plan. The purposes of the Company’s stock ownership program are to (i) highlight and reinforce the mutuality of long-term interests between employees and the stockholders and (ii) to assist in the attraction and retention of critically important key executives, managers and individual contributors who are essential to the Company’s growth and development.

The Company’s stock programs include vesting periods to optimize the retention value of these options and to orient the Company’s executive officers to longer term success. Generally, stock options vest in equal annual installments over three to five years commencing on the first anniversary of the date of grant, and, if employees leave the Company before these vesting periods, they forfeit the unvested portions of these awards. The Company also makes annual grants of options which vest in one year.

Except for executives with substantial holdings of the Company’s stock, the number of shares of Common Stock subject to option grants is generally intended to reflect the significance of the executive’s current and anticipated contributions to the Company. The exercise price of options granted by the Company is required under the 1940 Act to equal not less than 100% of the fair market value per share on the date of grant. Prior to determining the 2003 option grants to the Company’s executives, the Board of Directors considered the equity compensation policies of competitors and other companies, both privately held and publicly traded, with comparable capitalizations. The value realizable from exercisable options is dependent upon the extent to which the Company’s performance is reflected in the price of the Company’s Common Stock at any particular point in time. However, the decision as to whether such value will be realized through the exercise of an option in any particular year is primarily determined by each individual within the limits of the vesting schedule and not by the Board of Directors.

Non-employee Directors Stock Option Plan

In order to attract and retain highly qualified directors, and to ensure close identification of interests between non-interested directors and the Company’s stockholders, the Board of Directors of the Company adopted and the stockholders approved the 1996 Director Stock Option Plan and the Amended and Restated 1996 Non-employee Directors Stock Option Plan (the “Director Plan”), which replaced the earlier plan. The Director Plan provides for the automatic grant of options to directors of the Company who are not employees or officers, including interested persons, known as Eligible Directors. In accordance with the provisions of the 1940 Act, the automatic grant of options under the Director Plan did not occur until after the date of the approval of the Director Plan by the Commission. The Commission approved the Director Plan on April 12, 2000 (the “Approval Date”).

Under the Director Plan, the Company will grant an option to purchase 9,000 shares to each Eligible Director elected at an annual stockholder meeting after the Approval Date. If an Eligible Director is elected after the Approval Date by means other that an annual stockholder meeting, the Company will grant an option to purchase 9,000 shares multiplied by a fraction representing the remaining portion of the Eligible Director’s three-year term.

The total number of shares which may be granted from time to time under the Director Plan is 100,000 shares. The Director Plan is administered by a committee of the Board of Directors comprised of directors who are not eligible for grants or awards of options under the Director Plan. The exercise price of options granted is not less than the fair market value of the Company’s Common Stock on the date of grant or if the stock is not quoted on the date of grant, the current net asset value of the Common Stock as determined in good faith by the members of the Board of Directors not eligible to participate in the Director Plan. Options become exercisable at each annual stockholder meeting. The number of shares which are exercisable is calculated by multiplying the number of shares in the option by a fraction which contains the number of whole months since the date of grant or the last stockholder annual meeting in the numerator, and the number of whole months for which the Eligible Director was elected in the denominator. To exercise options, the optionee must remain an Eligible Director. No option may be exercised more than five years after the date on which it is granted.

The number of shares available for options, the number of shares subject to outstanding options and their exercise prices will be adjusted for changes in outstanding shares such as stock splits and combinations of shares. Shares purchased upon exercise of options, in whole or in part, must be paid for in cash or by means of unrestricted shares of Common Stock or any combination thereof. On December 31, 2003, 89,555 shares of Common Stock were reserved for future grants under the Director Plan.

Options granted under the Director Plan will not be transferable other than by the laws of descent and during the optionee’s life may be exercised only by the optionee. All rights to exercise options will terminate after the optionee ceases to be an Eligible Director for any reason, other than death, three months following the date such director ceases to be an Eligible Director. If the optionee dies before expiration of the option, his legal successors may have the right to exercise the option in whole or in part within one year of death.

The Director Plan may be terminated at any time by the Board of Directors, and will terminate ten years after the effective date of the Director Plan. The Board of Directors may not materially increase the number of shares authorized under the Director Plan or materially increase the benefits accruing to participants under the Director Plan without the approval of the stockholders of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of May 1, 2004, regarding the ownership of the Company’s Common Stock by (i) the persons known by the Company to own more than five percent of the outstanding shares, (ii) all directors and nominees of the Company, (iii) each of the executive officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission (the “Commission”) and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of May 1, 2004 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

Name and Address	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned	Dollar Range of Equity Securities Beneficially Owned by Directors(1)
Alvin Murstein (2)(3) Chairman, Chief Executive Officer, and Director 437 Madison Avenue, 38th Floor New York, NY 10022	1,603,333	8.79	over $100,000

Andrew M. Murstein (3)(4) President and Director 437 Madison Avenue, 38th Floor New York, NY 10022	1,513,333	8.30	over $100,000

Larry D. Hall Executive Vice President 437 Madison Avenue, 38th Floor New York, NY 10022	40,487	*	N/A

Brian S. O’Leary (3)(6) Chief Operating Officer 437 Madison Avenue, 38th Floor New York, NY 10022	85,676	*	N/A

Michael J. Kowalsky (3)(6) Executive Vice President 437 Madison Avenue, 38th Floor New York, NY 10022	33,333	*	N/A

Mario M. Cuomo, Director (3)(6) Willkie Farr & Gallagher LLP 787 Seventh Avenue New York, NY 10019	9,000	*	$50,001 - $100,000

Stanley Kreitman, Director (7) Signature Bank 300 Park Avenue New York, NY 10022	13,000	*	over $100,000

David L. Rudnick, Director (7) Rudco Properties, Inc. 365 West Passaic Street Rochelle Park, NJ 07662	22,424	*	over $100,000

Name and Address	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned	Dollar Range of Equity Securities Beneficially Owned by Directors(1)
Henry D. Jackson, Director(6) 1 Great Winchester Street London, England EC2N 2DB	5,000	*	$10,001 - $50,000

Lowell P. Weicker, Jr., Director(6) 200 Duke Street Alexandria, VA 22314	1,250	*	$10,001 - $50,000

Frederick A. Menowitz, Director(6) 167 East 61st Street New York, NY 10021	2,833	*	$10,000 - $50,000

All executive officers and directors as a group (10 persons)(6)(10)	3,326,836	18.24%	N/A

Capital Guardian Trust Company 1100 Santa Monica Boulevard Los Angeles, CA 90025(11)	1,490,310	8.17%	N/A

Wellington Management Company, LLP 75 State Street Boston, MA 02109(12)	1,799,550	9.86%	N/A

*	Less than 1.0%
(1)	Beneficial ownership has been determined in accordance with Rule 16-1(a)(2) of the Securities Exchange Act of 1934. The dollar value is calculated based on a closing price of the Common Stock on the NASDAQ National Market of $8.65 on March 31, 2004.
(2)	Includes 1,250,000 shares owned by the Alvin Murstein Second Family Trust of which Alvin Murstein is a trustee and beneficiary, 90,000 shares owned by Alvin Murstein directly, 5,000 shares owned by Alvin Murstein’s wife and 258,333 shares issuable upon the exercise of outstanding options.
(3)	An “interested person” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended.
(4)	Includes 1,250,000 shares owned by the Andrew Murstein Family Trust, of which Andrew Murstein is a trustee and beneficiary, 5,000 shares held by Andrew M. Murstein directly and 258,333 shares issuable upon the exercise of outstanding options.
(6)	Consists of shares issuable upon the exercise of outstanding options.
(7)	Consists of shares owned by the reporting person and 9,000 shares issuable upon the exercise of outstanding options.
(10)	Includes (i) 1,250,000 shares owned by the Andrew M. Murstein Family Trust, (ii) 1,250,000 shares owned by the Alvin Murstein Family Trust, (iii) 90,000 shares owned by Alvin Murstein directly, (iv) 5,000 shares owned by Alvin Murstein’s wife and (v) 5,000 shares owned by Andrew M. Murstein directly.
(11)	Based upon a Schedule 13G/A dated February 10, 2004, filed with the Securities and Exchange Commission (the “Commission”) jointly by Capital Group International, Inc. (“Capital Group”) and Capital Guardian Trust Company (“Capital Guardian”). In the Schedule 13G/A Capital Group and Capital Guardian each reported that it has sole voting power with respect to 1,056,060 shares and sole dispositive power with respect to 1,490,310 shares. Both Capital Group and Capital Guardian disclaim beneficial ownership of 1,490,310 shares pursuant to Rule 13d-4. Capital Guardian is a wholly owned subsidiary of Capital Group.

(12)	Based upon a Schedule 13G dated February 13, 2004, filed with the Commission by Wellington Management Company, LLC (“Wellington”). In the Schedule 13G Wellington reported that is has shared voting power with respect to 1,775,650 shares and shared dispositive power with respect to 1,799,550 shares. Wellington disclaims beneficial ownership of 1,799,550 shares.

Item 13.	Certain Relationships and Related Transactions

Mario M. Cuomo is a Director of the Company and a partner in the law firm of Willkie Farr & Gallagher, which serves as legal counsel to the Company in connection with various matters. Certain directors, officers and stockholders of the Company are also directors of its wholly owned subsidiaries Medallion Funding Corp., Business Lenders, LLC, Medallion Capital, Inc., Medallion Business Credit, LLC, Freshstart Venture Capital Corp., Medallion Taxi Media, Inc. (“Media”), and Medallion Bank. Officer salaries are set by the Board of Directors of the Company. Media engaged in transactions to sell roof-top advertising space to a company represented by a relative of a Media officer. All Media transactions were made under market conditions and pricing.

Item 14.	Principal Accounting Fees and Services

The fees for services provided by PricewaterhouseCoopers LLP, the Company’s independent public accountants, are as follows.

Audit Fees

Fees for the audit of the Company’s annual financial statements for the (i) last fiscal year and for the review of the financial statements included in the Company’s Form 10-Q for the last fiscal year were $160,850, and (ii) for the 2002 fiscal year were $141,000. The fees for the 2002 fiscal year audit paid to Arthur Andersen LLP, the Company’s prior independent public accountants (“Andersen”) were $424,250.

Audit-Related Fees

Fees for audit related services for the last fiscal year’s annual audit were $0. The audit related fees for the 2002 fiscal year paid to Andersen were $19,400.

Tax Fees

Fees for professional services by the accountants related to tax compliance, tax advice, and tax planning (i) for the last fiscal year were $55,000, and (ii) for the 2002 fiscal year were $175,350.

All Other Fees

Fees for services rendered by the accountants for services other than the services provided in the above paragraphs (i) for the last fiscal year were $7,396, and (ii) for the 2002 fiscal year were $0. The 2002 fees in this category paid to Andersen were $59,280.

Item 15.	Exhibits

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALLION FINANCIAL CORP.

By:	/s/ Alvin Murstein

Alvin Murstein Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall

Larry D. Hall Senior Vice President and Chief Financial Officer Signing on behalf of the registrant as principal financial and accounting officer.

Date: April 28, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer	April 28, 2004
Alvin Murstein

/s/ Andrew M. Murstein	President and Director	April 28, 2004

Andrew M. Murstein

/s/ Mario M. Cuomo	Director	April 28, 2004

Mario M. Cuomo

/s/ Henry D. Jackson	Director	April 28, 2004

Henry D. Jackson

/s/ Stanley Kreitman	Director	April 28, 2004

Stanley Kreitman

/s/ Frederick A. Menowitz	Director	April 28, 2004

Frederick A. Menowitz

/s/ David L. Rudnick	Director	April 28, 2004

David L. Rudnick

/s/ Lowell P. Weicker, Jr.	Director	April 28, 2004

Lowell P. Weicker, Jr.