Form 10-Q
period 2004-03-31
MEDALLION FINANCIAL CORP
filed 2004-05-10
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 7, 2004 was 18,135,543.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

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

The financial information is divided into two sections. The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2004.

The consolidated balance sheet of the Company as of March 31, 2004, the related consolidated statements of operations for the three months ended March 31, 2004, and the consolidated statement of cash flows for the three months ended March 31, 2004 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2004 or for any other interim period may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended March 31,
	2004	2003
Interest and dividend income on investments	$6,284,934	$6,461,193
Medallion lease income	105,000	—
Interest income on short-term investments	95,314	67,091

Total investment income	6,485,248	6,528,284

Interest on floating rate borrowings	1,710,000	2,196,778
Interest on fixed rate borrowings	1,187,692	1,132,393

Total interest expense	2,897,692	3,329,171

Net interest income	3,587,556	3,199,113

Gain on sales of loans	213,278	188,930
Other income	550,264	1,121,113

Total noninterest income	763,542	1,310,043

Salaries and benefits	2,401,722	2,434,388
Professional fees	454,532	119,979
Other operating expenses	1,511,606	1,649,710

Total operating expenses	4,367,860	4,204,077

Net investment income (loss) before income taxes	(16,762)	305,079
Income tax provision	45,100	9,999

Net investment income (loss) after income taxes	(61,862)	295,080

Net realized losses on investments	(199,234)	(561,565)
Net change in unrealized appreciation (depreciation) on investments	(1,118,591)	696,505

Net realized/unrealized gain (loss) on investments	(1,317,825)	134,940

Net increase (decrease) in net assets resulting from operations	($1,379,687)	$430,020

Net increase (decrease) in net assets resulting from operations per common share
Basic	($0.08)	$0.02
Diluted	(0.08)	0.02

Dividends declared per share	$0.08	$0.01

Weighted average common shares outstanding
Basic	18,219,999	18,242,728
Diluted	18,219,999	18,242,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2004	December 31, 2003
Assets
Medallion loans, at fair value	$306,330,557	$288,211,557
Commercial loans, at fair value	105,403,494	85,970,205
Investment securities, at fair value	3,226,539	—
Equity investments, at fair value	4,982,393	4,976,763

Net investments ($208,420,000 at March 31, 2004 and $251,880,000 at December 31, 2003 pledged as collateral under borrowing arrangements)	419,942,983	379,158,525
Investment in and loans to Media	2,612,422	3,614,485

Total investments	422,555,405	382,773,010
Cash ($615,000 at March 31, 2004 and $605,000 at December 31, 2003 restricted as to use by lender)	32,486,160	47,675,537
Accrued interest receivable	1,991,469	1,727,719
Servicing fee receivable	2,556,439	2,663,468
Fixed assets, net	1,223,469	1,351,887
Goodwill, net	5,007,583	5,007,583
Other assets, net	13,055,113	15,295,253

Total assets	$478,875,638	$456,494,457

Liabilities
Accounts payable and accrued expenses	$5,392,611	$5,726,830
Accrued interest payable	310,476	1,197,248
Floating rate borrowings	184,877,915	230,519,057
Fixed rate borrowings	129,524,893	56,935,000

Total liabilities	320,105,895	294,378,135

Shareholders’ equity
Preferred Stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized)	182,598	182,524
Treasury stock at cost (116,451 shares at March 31, 2004 and 30,934 shares at December 31, 2003)	(1,142,995)	(431,584)
Capital in excess of par value	173,861,837	173,831,049
Cumulative effect of foreign currency translation	(83,893)	(72,861)
Accumulated net investment losses	(14,047,804)	(11,392,806)

Total shareholders’ equity	158,769,743	162,116,322

Total liabilities and shareholders’ equity	$478,875,638	$456,494,457

Number of common shares outstanding	18,163,743	18,242,178
Net asset value per share	$8.74	$8.89

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	($1,379,687)	$430,020
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Depreciation and amortization	156,532	167,193
Amortization of origination costs	291,114	244,328
Increase in net unrealized appreciation on investments	(58,839)	(2,157,196)
Net realized losses on investments	199,234	561,565
Gains on sales of loans	(213,278)	(188,930)
Increase in unrealized depreciation on Media	1,177,430	1,460,691
(Increase) decrease in accrued interest receivable	(263,750)	523,891
(Increase) decrease in servicing fee receivable	107,029	(129,652)
Decrease in other assets, net	630,327	1,747,423
Decrease in accounts payable and accrued expenses	(334,213)	(135,253)
Decrease in accrued interest payable	(886,771)	(1,171,497)

Net cash provided by (used for) operating activities	(574,872)	1,352,583

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(57,949,181)	(54,285,924)
Proceeds from principal receipts, sales, and maturities of investments	18,556,300	59,428,277
Investments in and loans to Media, net	(183,879)	(704,530)
Capital expenditures	(30,635)	(103,188)

Net cash provided by (used for) investing activities	(39,607,395)	4,334,635

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from floating rate borrowings	37,178,875	46,839,248
Repayments of floating rate borrowings	(82,820,018)	(54,940,176)
Repayments of fixed rate borrowings	—	(2,229,783)
Proceeds from the issuance of certificates of deposits	72,589,895	—
Proceeds from exercise of stock options	30,863	—
Payments of declared dividends	(1,275,314)	—
Purchase of treasury stock at cost	(711,411)	—

Net cash provided by (used for) financing activities	24,992,890	(10,330,711)

NET DECREASE IN CASH	(15,189,377)	(4,643,493)
CASH, beginning of year	47,675,537	35,369,285

CASH, end of period	$32,486,160	$30,725,792

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$3,323,189	$3,406,133
Non-cash investing activities-net transfers from other assets	1,639,704	689,000

The accompanying notes are in integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a Business Development Company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans. As an adjunct to the Company’s taxi medallion finance business, the Company operates a taxicab rooftop advertising business, Medallion Taxi Media, Inc. (Media), which includes an operating subsidiary in Japan. (See Note 3)

The Company also conducts business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) Section 7(a) program; Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business; Freshstart Venture Capital Corp (FSVC), an SBIC which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), licensed by the Federal Deposit Insurance Corporation (FDIC) to originate medallion and commercial loans, to raise deposits, and to conduct other banking activities. MFC, MCI, and FSVC, as SBICs, are regulated and financed in part by the SBA.

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

MB is a 100% owned subsidiary of the Company and was formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxi medallions (licenses), 2) asset-based commercial loans and 3) SBA 7(a) loans. The loans will be marketed and serviced by MB’s affiliates who have extensive prior experience in these asset groups. Additionally, MB began issuing brokered certificates of deposit in January 2004, and had purchased over $70,000,000 of medallion and asset-based loans from affiliates of the Company as of March 31, 2004.

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

Investment Valuation

The Company’s loans, net of participations and any unearned discount, are considered investments under the 1940 Act and are recorded at fair value. Loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by management, and approved by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities.

Investments in securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market, are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments at March 31, 2004 are marketable and non-marketable securities of $654,000 and $4,328,000, respectively. At December 31, 2003, the respective balances were $648,000 and $4,328,000. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 74% and 76% of the Company’s investment portfolio at March 31, 2004 and December 31, 2003 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 81% and 83% were in New York City. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio represents loans to various commercial enterprises, in a variety of industries, including wholesaling, food services, financing, broadcasting, communications, real estate, and lodging. These loans are made primarily in the metropolitan New York City area. The remaining portion of the Company’s portfolio is from the origination of loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the US Congress.

Collateral Appreciation Participation Loans

During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by 500 Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions. During 2002 and 2003, all of the medallions were returned to the Company in lieu of repayment of the loans. Subsequently, the Company reached agreement to sell 300 of the medallions to new borrowers at book value upon the transfer of the ownership of the medallion licenses by the City of Chicago, and 340 medallions for $6,380,000 had been reclassified back to medallion loans through March 31, 2004, reflecting the transfers to date. Also, during 2003, 100 of the returned medallions were sold for $2,000,000 to subsidiaries of MFC, who repurchased the syndicated portion of $4,000,000, the purchase of which was mostly funded by notes of $3,700,000 with several banks. These medallions are leased to fleet operators while being held for long-term appreciation in value. The remaining 60 medallions for $570,000 are carried in other assets as of March 31, 2004. The Company has entered into negotiations with certain fleet operators who would buy the 60 remaining medallions for full value, similar to the transactions described above; however, there can be no assurances that the balance of such refinancings will occur. As a RIC, the Company is required to mark-to-market these investments on a quarterly basis, as it does on all of its other investments. The Company believes that it has adequately calculated the fair market value of these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2004, December 31, 2003, and March 31, 2003, net origination costs totaled approximately $1,643,000, $1,673,000, and $1,517,000. Amortization expense for the quarters ended March 31, 2004 and 2003 was $291,000 and $244,000.

Interest income is recorded on the accrual basis. Loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is recognized when cash is received. At March 31, 2004, December 31, 2003, and March 31, 2003 total nonaccrual loans were approximately $27,904,000, $26,769,000, and $28,210,000. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $4,210,000, $3,856,000, and $4,908,000, as of March 31, 2004, December 31, 2003, and March 31, 2003, of which $696,000 and $913,000 would have been recognized in the quarters ended March 31, 2004 and 2003.

Loan Sales and Servicing Fee Receivable

The Company currently accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125” (SFAS 140). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The principal portion of loans serviced for others by the Company was approximately $154,436,000 and $174,887,000 at March 31, 2004 and December 31, 2003.

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

The estimated net servicing income is based, in part, on management’s estimate of prepayment speeds, including default rates, and accordingly, there can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and its value will decline; and as a result, servicing income during that and subsequent periods would decline. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and servicing income would increase. The constant prepayment rates utilized by the Company in estimating the lives of the loans depend on the original term of the loan, industry trends, and the Company’s historical data. During 2001, the Company began to experience an increase in prepayment activity and delinquencies. These trends continued to worsen during 2001, and as a result the Company revised its prepayment assumptions on certain loan pools to between 25% and 35% from the 15% rate historically used on all pools. Since late in 2002, prepayment patterns have slowed. The Company evaluates the temporary impairment to determine if any such temporary impairment would be considered to be permanent in nature. In the first quarter of 2003, the Company determined that $856,000 of the temporary impairment reserve had suffered a permanent loss in value and was now permanent. Additionally, during 2003, the Company determined that $400,000 of the temporary impairment reserve was no longer warranted due to the above discussed prepayment patterns and consequently, was reversed and recognized as servicing fee income. The prepayment rate of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers.

The activity in the reserve for servicing fee receivable follows:

	Three months ended March 31,
	2004	2003
Beginning Balance	$1,037,000	$2,293,000
Adjustments to carrying values (1)	—	(856,000)
Additions (reductions) charged to operations	—	(300,000)

Ending Balance	$1,037,000	$1,137,000

(1)	The Company determined that a fully reserved portion of the servicing asset had suffered a permanent loss in value in the 2003 first quarter, and accordingly, reduced both the balance of the gross servicing fee receivable and the related reserve by $856,000. There was no impact on the consolidated statement of income.

The Company also has the option to sell the unguaranteed portions of loans to third party investors. The gain or loss on such sales will be calculated in accordance with SFAS No. 140. The discount related to unguaranteed portions sold would be reversed and the Company would recognize a servicing fee receivable or liability based on servicing fees retained by the Company. The Company is required to retain at least 5% of loans sold under the SBA Section 7(a) program. The Company had no sales of unguaranteed portions of loans to third party investors for the quarters ended March 31, 2004 and 2003.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments (which excludes Media and foreclosed properties) was ($7,572,000) as of March 31, 2004, ($7,631,000) as of December 31, 2003, and $1,228,000 as of March 31, 2003. The Company’s investment in Media, as a wholly-owned portfolio investment company, is also subject to quarterly assessments of its fair value. The Company uses Media’s actual results of operations as the best estimate of changes in its fair value, and records the result as a component of unrealized appreciation (depreciation) on investments. See Note 3 for the presentation of financial information for Media.

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on net investments during the quarters ended March 31, 2004 and 2003.

	Loans	Equity Investments	Total
Balance December 31, 2002(1)	($6,997,426)	$6,039,584	($957,842)
Increase in unrealized
Appreciation on investments	—	1,536,220	1,536,220
Depreciation on investments	86,610	39,600	126,210
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—
Losses on investments	523,640	—	523,640

Balance March 31, 2003 (1)	($6,387,176)	$7,615,404	$1,228,228

	Loans	Equity Investments	Total
Balance December 31, 2003(1)	($7,917,791)	$287,045	($7,630,746)
Increase in unrealized
Depreciation on investments	(205,957)	17,397	(188,560)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	239,810	7,589	247,399

Balance March 31, 2004 (1)	($7,883,938)	$312,031	($7,571,907)

(1)	Excludes unrealized depreciation of $0 and $28,874 on foreclosed properties at March 31, 2004 and 2003.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio.

	Three months ended
	March 31, 2004	March 31, 2003
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$—	$1,536,220
Unrealized depreciation	(188,560)	126,210
Unrealized depreciation on Media	(1,177,430)	(1,460,691)
Realized losses	247,399	523,640
Unrealized losses on foreclosed properties	—	(28,874)

Total	($1,118,591)	$696,505

Net realized losses on investments
Realized losses	($247,399)	($523,640)
Direct recoveries	18,268	94,906
Realized gains (losses) on foreclosed properties	29,897	(132,831)

Total	($199,234)	($561,565)

Goodwill

Costs of purchased businesses in excess of the fair value of net assets acquired (goodwill) was amortized on a straight-line basis over fifteen years. Effective January 1, 2002, coincident with the adoption of SFAS No.142, “ Goodwill and Intangible Assets,” the Company ceased the amortization of goodwill, and engaged a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for 2003 and 2002. The Company intends to conduct an annual appraisal of its goodwill, and will recognize any impairment in the period the impairment is identified.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $157,000 and $167,000 for the 2004 and 2003 first quarters, respectively.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense for the three months ended March 31, 2004 and 2003 was $501,000 and $1,205,000, respectively. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts on the balance sheet for all of these purposes were $2,844,000 and $2,997,000 as of March 31, 2004 and December 31, 2003.

Federal Income Taxes

Traditionally, the Company and each of its corporate subsidiaries other than Media (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company did not qualify to be treated as a RIC for 2002, primarily due to a shortfall of interest and dividend income related to total taxable income caused primarily by losses in MFC and other subsidiaries, and also for 2003. As a result, the Company was treated as a taxable entity in 2003 and 2002, which had an immaterial effect on the Company’s financial position and results of operations for 2002. The Company anticipates qualifying and filing it’s federal tax returns as a RIC for 2004.

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

	March 31, 2004			March 31, 2003
		# of Shares	EPS		# of Shares	EPS
Net increase (decrease) in net assets resulting from operations available to common shareholders	($1,379,687)			$430,020

Basic EPS
Income (loss) available to common shareholders	($1,379,687)	18,219,999	($0.08)	$430,020	18,242,728	0.02
Effect of dilutive stock options (1)	—	—	—	—	5,390	—

Diluted EPS
Income (loss) available to common shareholders	($1,379,687)	18,219,999	($0.08)	$430,020	18,248,118	0.02

(1)	Because there were net losses in the 2004 quarter, the effect of the stock options is antidilutive, and therefore is not presented.

Derivatives

The Company had no interest rate cap agreements or other derivative investments outstanding during 2004 and 2003.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3) INVESTMENT IN AND LOANS TO MEDIA

The following table represents Media’s consolidated statements of operations.

	Three Months Ended March 31,
	2004	2003
Advertising revenue	$1,713,360	$1,266,955
Cost of fleet services	1,305,037	1,225,050

Gross profit	408,323	41,915
Depreciation and other non cash adjustments	385,073	363,898
Other operating expenses	1,199,897	1,133,513

Loss before taxes	(1,176,647)	(1,455,496)
Income tax provision	783	5,195

Net loss	($1,177,430)	($1,460,691)

The following table presents Media’s consolidated balance sheets.

	March 31, 2004	December 31, 2003
Cash	$367,063	$422,432
Accounts receivable	655,258	1,668,790
Equipment, net	793,312	919,138
Prepaid signing bonuses, net	1,264,695	1,377,596
Goodwill	2,082,338	2,082,338
Other	354,905	417,338

Total assets	$5,517,571	$6,887,632

Accounts payable and accrued expenses	1,332,082	$1,148,853
Deferred revenue	1,190,923	1,747,042
Due to parent	186,397	—
Note payable to banks	382,144	377,252

Total liabilities	3,091,546	3,273,147

Shareholder equity	14,503,772	14,503,772
Accumulated net losses	(12,077,747)	(10,889,287)

Total shareholder equity	2,426,025	3,614,485

Total liabilities and equity	$5,517,571	$6,887,632

During the last three years, Media’s operations were constrained by a very difficult advertising environment that resulted from the September 11, 2001 terrorist attacks and a general economic downturn, compounded by the rapid expansion of taxicab tops inventory that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue. Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations. Media has developed an operating plan to fund only necessary operations out of available cash flow and intercompany borrowings, and to escalate its sales activities to generate new revenues. Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such time as business returns to historical levels. Media retains a net operating loss carryforward of $6,278,000 at March 31, 2004, which has been fully reserved against until such time as future operations demonstrates its potential realizability.

Media’s sales began increasing in mid 2003. The drop in accounts receivable primarily reflected payments received on customer accounts, and the decrease in deferred revenue reflected the improved utilization of the fleet during the quarter.

The Company charges Media for salaries and benefits and corporate overhead paid by the Company on Media’s behalf. During 2003, these amounts owed by Media to the Company were contributed to Media as equity.

In July 2001, Media acquired certain assets and assumed certain liabilities of MMJ, a taxi advertising operation similar to those operated by Media in the US, which has advertising rights on approximately 4,800 cabs servicing various cities in Japan. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the next three years. MMJ accounted for approximately 4% of Media’s consolidated revenue during 2004 and 2003.

(4) FLOATING RATE BORROWINGS

In September 2002, the Company and MFC renegotiated a substantial portion of their outstanding debt. The Trust entered into a revolving line of credit with Merrill Lynch Commercial Finance Corp., as successor to Merrill Lynch Bank, USA (MLB), for the purpose of acquiring medallion loans from MFC and to provide for future growth in the medallion lending business. The funds paid to MFC by the Trust were used to pay down notes payable to banks and senior secured notes. As a result of these paydowns, the Company and MFC were able to negotiate amendments to their existing facilities with the banks and noteholders. As of May 31, 2003, the Company and MFC had fully satisfied all of the previous notes payable to banks and senior secured notes, were current on all debt obligations, and in full compliance with all terms and conditions.

Borrowings under the Trust’s revolving line of credit are collateralized by the Trust’s assets and borrowings under the notes payable to banks and the senior secured notes were collateralized by the assets of MFC and the Company.

The outstanding balances were as follows:

	Payments Due By Period
	2004	2005	2006	2007	2008	Thereafter	March 31, 2004	December 31, 2003
Revolving line of credit	$—	$181,366,000	$—	$—	$—	$—	$181,366,000	$222,936,000
Notes payable to banks	—	—	1,602,000	1,910,000	—	—	3,512,000	7,583,000

Total	$—	$181,366,000	$1,602,000	$1,910,000	$—	$—	$184,878,000	$230,519,000

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

(B) NOTES PAYABLE TO BANKS AND SENIOR SECURED NOTES

New Bank Loans

On July 11, 2003 certain operating subsidiaries of MFC entered into an aggregate $1,700,000 of note agreements with Atlantic Bank of New York and Israel Discount Bank, collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,602,000 was outstanding at March 31, 2004. The notes mature July 8, 2006 and bear interest at LIBOR plus 2%, adjusted annually, payable monthly. Principal and interest payments of $17,000 are due monthly, with the balance due at maturity.

On June 30, 2003, an operating subsidiary of MFC entered into a $2,000,000 note agreement with Banco Popular North America, collateralized by certain taxicab medallions owned by Medallion Chicago, of which $1,910,000 was outstanding at March 31, 2004. The note matures June 1, 2007 and bears interest at the bank’s prime rate less 0.25%, payable monthly. Principal and interest payments of $18,000 are due monthly, with the balance due at maturity.

On April 30, 2003, the Company entered into a $7,000,000 note agreement with Atlantic Bank of New York, collateralized by certain assets of MBC, of which $0 was outstanding at March 31, 2004. The Note was paid in full during the 2004 first quarter. The note had a maturity of May 1, 2004 and bore interest at Atlantic Bank’s prime rate plus 0.25%, payable monthly. Principal was due at maturity.

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

Interest and Principal Payments

Interest and principal payments were paid monthly. Interest on the bank loans was calculated monthly at a rate indexed to the bank’s prime rate. Substantially all promissory notes evidencing the Company’s and MFC’s investments, other than those held by the Trust, were held by a bank as collateral agent under the agreements. The Company and MFC were required to pay an amendment fee of 25 basis points on the amount of the aggregate commitment for the Company. As noted above, the amendments to the Company’s bank loans and senior secured notes, entered into in 2002, involved changes, and in some cases increases, to the interest rates payable thereunder. In addition, during events of default, the interest rate borne on the lines of credit was based upon a margin over the prime rate rather than LIBOR. In addition to the interest rate charges, approximately $15,080,000 had been incurred through March 31, 2004 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which $29,000 was expensed as part of costs of debt extinguishment during the three months ended March 31, 2003 and $386,000 and $1,115,000 was expensed as part of interest expense during the three months ended March 31, 2004 and 2003. The balance of $941,000, which relates solely to the MLB Line, will be charged to interest expense over the remaining term of the line of credit.

(5) FIXED RATE BORROWINGS

The following table shows all fixed rate borrowings, including brokered certificates of deposit issued by MB and all outstanding SBA debentures.

	Payments Due By Period
Dollars in thousands	2004	2005	2006	2007	2008	Thereafter	March 31, 2004	December 31, 2003	Interest Rate
Certificates of deposit	$41,289	$11,675	$11,425	$8,201	$—	$—	$72,590	$—	1.79%
SBA debentures	—	—	—	—	—	56,935	56,935	56,935	5.93

Total	$41,289	$11,675	$11,425	$8,201	$—	$56,935	$129,525	$56,935	3.61

In January 2004, MB commenced deposit raising to fund the purchase of various affiliates loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for the FDIC insurance guaranty into pools that are sold to MB. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions and include a brokerage fee of 0.25% to 0.40%, depending on the maturity of the deposit, which is capitalized and amortized into income over the life of the respective pool. Interest on the deposits is accrued daily and paid at maturity if term is one year or less, and semiannually if greater than one year.

During 2001, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of five years. MCI drew down $10,500,000 during June 2001, $4,500,000 during December 2001 and $6,000,000 in November, 2003. FSVC drew down $7,485,000 in July 2001, $6,000,000 in January 2002, $3,000,000 in April 2002, $15,000,000 in September 2002, $1,300,000 in November 2002, and $3,150,000 in September 2003. In November 2003, FSVC applied for and received an additional commitment of $8,000,000. As of March 31, 2004, $23,065,000 was available to be drawn down under the SBA commitment.

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

(7) OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income for the three months ended March 31, were as follows:

	2004	2003
Servicing fees	$207,283	$523,335
Late charges	134,071	199,082
Prepayment penalties	102,715	67,907
Accretion of discount	56,125	180,194
Revenue sharing	—	24,225
Other	50,070	126,370

Total other income	$550,264	$1,121,113

Included in servicing fees was $300,000 in 2003 to reduce the valuation reserve for the servicing fee receivable, which resulted from improvements in prepayment patterns (see Note 2). The reduction in accretion of discount in 2004 was primarily due to the lower amounts of SBA Section 7(a) loans outstanding.

The major components of other operating expenses for the three months ended March 31, were as follows:

	2004	2003
Rent expense	$335,420	$290,711
Depreciation and amortization	156,532	167,193
Miscellaneous taxes	149,140	15,542
Insurance	146,664	168,989
Travel meals and entertainment	140,044	127,928
Loan collection expense	99,049	229,347
Directors fees	71,038	63,649
Office expense	61,944	89,433
Computer expense	55,965	60,359
Bank charges	52,658	62,497
Telephone	51,391	46,001
Dues and subscriptions	31,362	39,299
Other expenses	160,439	288,762

Total other operating expenses	$1,511,606	$1,649,710

Included in miscellaneous taxes for the 2004 quarter were $71,000 related to sales tax audit results covering years dating back to 1995.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data for the three month periods ended as follows:

	March 31, 2004	March 31, 2003
Net share data:
Net asset value at the beginning of the period	$8.89	$8.87
Net investment income (loss)	(0.00)	0.02
Net realized losses on investments	(0.01)	(0.03)
Net change in unrealized appreciation (depreciation) on investments	(0.06)	0.03
Other	(0.01)	—

Net increase (decrease) in net assets resulting from operations	(0.08)	0.02
Distribution of net investment income	(0.08)	0.00
Other	0.01	0.01

Net asset value at the end of the period	$8.74	$8.90

Per share market value at beginning of period	$9.49	$3.90
Per share market value at end of period	8.65	4.05
Total return (1)	(32.4%)	15.6%

Ratios/supplemental data
Average net assets	160,854,000	160,215,000
Operating expenses ratio (2)	10.92%	10.49%
Net investment income (loss) ratio (2)	(0.04%)	0.76

(1)	Total return is calculated by comparing the change in value of a share of common stock assuming the reinvestment of dividends on the payment date.

(2)	Calculated by dividing annualized described income statement line item by average net assets.

(9) MB REGULATORY GUIDELINES

MB is subject to various regulatory capital requirements administered by the US Federal and State of Utah banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on MB’s and our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, MB must meet specific capital guidelines that involve quantitative measures of MB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. MB’s capital amounts and classification are also subject to qualitative judgments by the bank regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require MB to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting MB’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, and that the Tier 1 Leverage Capital ratio to total assets, as defined, of not less than 15% and an adequate allowance for loan losses shall be maintained and no dividends shall be paid to the Company for its first three years of operation.

The following table represents MB’s actual capital amounts and related ratios as of March 31, 2004 and December 31, 2003, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. Management believes, as of March 31, 2004, that MB meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
	Minimum	Well-capitalized	March 31, 2004	December 31, 2003
Tier I capital	—	—	$21,016,000	$21,073,000
Total capital	—	—	21,048,000	21,073,000
Average assets	—	—	81,271,000	4,729,000
Risk-weighted assets	—	—	78,303,000	4,606,000
Leverage ratio (1)	4%	5%	26%	446%
Tier I capital ratio (2)	4	6	27%	458%
Total capital ratio (2)	8	10	27%	458%

(1)	Calculated by dividing total capital by average assets.

(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(10) SUBSEQUENT EVENTS

On May 6, 2004, MB purchased a RV/Marine loan portfolio worth approximately $85,000,000 in principal amount from another financial institution. The purchase was funded with $7,700,000 of additional capital contributed by the Company and with deposits raised by MB. The purchase included a premium to the book value of assets acquired, which will be amortized over the expected life of the acquired loans.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that matures on April 25, 2005. The line is secured by certain pledged assets of the Company and MBC, and is subject to periodic borrowing base requirements. The line bears interest at the prime rate, payable monthly, and is subject to an unused fee of 0.125%. As of May 10, 2004, $8,700,000 had been drawn down under this line.

During April, New York City conducted its first open auction of taxicab medallions since 1994, awarding 300 bids. Customers of the Company were among the winners of the auction bids, and accordingly, the Company has issued commitments of $9,205,000 to support their bids, of which $9,100,000 were expected to fund as new loans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses. Since 1996, the year in which the Company became a public company, it has increased its medallion loan portfolio at a compound annual growth rate of 12%, and its commercial loan portfolio at a compound annual growth rate of 14%. Total assets under our management, which includes assets serviced for third party investors, were approximately $633,323,000 as of March 31, 2004, and have grown from $215,000,000 at the end of 1996, a compound annual growth rate of 16%.

The Company’s loan-related earnings depend primarily on its level of net interest income. Net interest income is the difference between the total yield on the Company’s loan portfolio and the average cost of borrowed funds. The Company funds its operations through a wide variety of interest-bearing sources, such as revolving bank facilities, bank certificates of deposits, debentures issued to and guaranteed by the SBA, and bank term debt. Net interest income fluctuates with changes in the yield on the Company’s loan portfolio and changes in the cost of borrowed funds, as well as changes in the amount of interest-bearing assets and interest-bearing liabilities held by the Company. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance the Company’s lending activities. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities.

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

Trends in Investment Portfolio

The Company’s investment income is driven by the principal amount of and yields on its investment portfolio. To identify trends in the yields, the portfolio is grouped by medallion loans, commercial loans, investment securities and equity investments. The following table illustrates the Company’s investments at fair value and the portfolio yields at the dates indicated.

	March 31, 2004		December 31, 2003		March 31, 2003
(Dollars in thousands)	Interest Rate(1)	Principal Balance	Interest Rate(1)	Principal Balance	Interest Rate(1)	Principal Balance
Medallion loans
New York	5.77%	$244,415	6.00%	$231,956	6.94%	$191,886
Chicago	6.59	30,750	6.74	26,542	8.91	14,270
Boston	7.48	16,477	7.54	15,491	9.27	10,952
Newark	9.39	7,454	9.52	7,744	9.82	8,097
Cambridge	7.24	4,457	7.20	4,076	8.51	2,315
Other	9.43	2,928	9.77	2,556	10.37	3,222

Total medallion loans	6.10	306,481	6.29	288,365	7.34	230,742

Deferred loan acquisition costs		925		905		539
Unrealized depreciation on loans		(1,075)		(1,058)		(1,184)

Net medallion loans		306,331		$288,212		$230,097

Commercial loans
Secured mezzanine	13.38%	$36,417	13.02%	$27,166	12.87%	$34,072
Asset based	6.66	27,569	7.23	18,179	6.67	21,201
SBA Section 7(a)	6.81	18,650	6.93	17,540	7.38	29,143
Other secured commercial	7.43	29,814	7.58	30,202	9.09	35,344

Total commercial loans	9.07	112,450	8.98	93,087	9.32	119,760

Deferred loan acquisition costs		719		741		978
Discount on SBA Section 7(a) loans sold		(957)		(998)		(1,122)
Unrealized depreciation on loans		(6,809)		(6,860)		(5,204)

Net commercial loans		$105,403		$85,970		$114,412

Investment securities	3.31%	$3,108	0.00%	$0	0.00%	$0
Premiums paid on purchased securities		119		0		0
Net investment securities		$3,227		$0		$0

Equity investments	0.00%	$4,670	0.00%	$4,690	0.00%	$1,370

Net equity investments		$4,982		$4,977		$8,985

Investments at cost	6.90%	$426,828	6.95%	$386,142	8.02%	$351,872

Deferred loan acquisition costs		1,643		1,646		1,517
Unrealized appreciation on equities		312		287		7,615
Discount on SBA Section 7(a) loans sold		(957)		(998)		(1,122)
Premiums paid on purchased securities		119		0		0
Unrealized appreciation on equities		312		287		7,615
Unrealized depreciation on loans		(7,884)		(7,918)		(6,388)

Net investments		$419,943		$379,159		$353,495

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

INVESTMENT ACTIVITY

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three months ended March 31,
	2004	2003
Net investments at beginning of period	$379,158,525	$356,246,444
Investments originated	57,949,181	54,285,924
Repayments of investments	(18,556,300)	(59,428,277)
Transfers from other assets	1,639,704	689,000
Net increase in unrealized appreciation (depreciation) (1) (2)	58,839	2,186,070
Net realized losses on investments (3)	(229,130)	(428,734)
Realized gains on sales of loans	213,278	188,930
Amortization of origination costs	(291,114)	(244,328)

Net increase (decrease) in investments	40,784,458	(2,751,415)
Net investments at end of period	$419,942,983	$353,495,029

(1)	Net of unrealized depreciation related to Media of $1,177,430 and $1,460,691 for the three months ended March 31, 2004 and 2003.

(2)	Excludes unrealized depreciation of $28,874, for the three months ended March 31, 2003 related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

(3)	Excludes realized gains (losses) of $29,897 and ($132,831) for the three months ended March 31, 2004 and 2003 related to foreclosed properties which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at March 31, 2004 was 6.90%, a decrease of 5 basis points from 6.95% at December 31, 2003, and a decrease of 112 basis points from 8.02% at March 31, 2003. The decreases primarily reflected the reductions in the general level of interest rates in the economy, evidenced by the reduction in the prime rate from 9.50% in early 2001 to 4.00% currently, and its impact on current originations and refinancing activities. The general rate decrease is partially mitigated by the sizable number of fixed-rate medallion loans which reprice at longer intervals, and the generally high yields including some at fixed rates, on the commercial portfolio. The Company expects to try to continue increasing both the percentage of commercial loans in the total portfolio, and the origination of floating and adjustable-rate loans and non-New York medallion loans to enhance our yields.

Medallion Loan Portfolio

The Company’s medallion loans comprised 74% of the net portfolio of $419,943,000 at March 31, 2004, compared to 76% at December 31, 2003 and 66% at March 31, 2003. The medallion loan portfolio increased by $18,119,000 or 6% in 2004, reflecting increases in all markets, particularly in New York and Chicago. In 2004 and 2003, a substantial amount of the growth reflected the repurchase of participations generated, complimented by new business and the conversion of owned medallions into earning assets. Total medallion loans serviced for third parties were $28,129,000, $36,245,000, and $63,318,000 at March 31, 2004, December 31, 2003, and March 31, 2003.

The weighted average yield of the medallion loan portfolio at March 31, 2004 was 6.10%, a decrease of 19 basis points from 6.29% at December 31, 2003 and 124 basis points from 7.34% at March 31, 2003. The decreases in yield primarily reflected the generally lower level of interest rates in the economy and the effects of borrower refinancings. At March 31, 2004, 20% of the medallion loan portfolio represented loans outside New York, compared to 19% and 17% at December 31, 2003 and March 31, 2003. The Company continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

Collateral Appreciation Participation Loans

During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by 500 Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions. During 2002 and 2003, all of the medallions were returned to the Company in lieu of repayment of the loans. Subsequently, the Company reached agreement to sell 300 of the medallions to new borrowers at book value upon the transfer of the ownership of the medallion licenses by the City of Chicago, and 340 medallions for $6,380,000 had been reclassified back to medallion loans through March 31, 2004, reflecting the transfers to date. Also, during 2003, 100 of the returned medallions were sold for $2,000,000 to subsidiaries of MFC, who repurchased the syndicated portion of $4,000,000, the purchase of which was mostly funded by notes of $3,700,000 with several banks. These medallions are leased to fleet operators while being held for long-term appreciation in value. The remaining 60 medallions for $570,000 are carried in other assets as of March 31, 2004. The Company has entered into negotiations with certain fleet operators who would buy the 60 remaining medallions for full value, similar to the transactions described above; however, there can be no assurances that the balance of such refinancings will occur. As a RIC, the Company is required to mark-to-market these investments on a quarterly basis, as it does on all of its other investments. The Company believes that it has adequately calculated the fair market value of these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices.

Commercial Loan Portfolio

The Company’s commercial loans represented 25% of the net investment portfolio as of March 31, 2004, compared to 23% and 34% at December 31, 2003 and March 31, 2003. The commercial loan portfolio increased $19,433,000 or 23% in 2004, primarily reflecting increased loan originations in the mezzanine loan portfolio and the repurchase of participated commercial loans in the asset-based lending portfolio, since the removal of liquidity constraints from mid year 2003. Total commercial loans serviced for third parties were $126,307,000, $138,643,000, and $151,988,000 at March 31, 2004, December 31, 2003, and March 31, 2003, and included $114,184,000, $117,548,000 and $132,092,000, respectively, related to the SBA Section 7(a) business.

The weighted average yield of the commercial loan portfolio at March 31, 2004, was 9.07%, an increase of 9 basis points from 8.98% at December 31, 2003, and a decrease of 25 basis points from 9.32% at March 31, 2003. The increase in 2004 was primarily due to the higher origination volume in the high yielding mezzanine loan portfolio, partially offset by increased customer refinancing activities at lower rates. The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. At March 31, 2004, variable-rate loans represented approximately 57% of the commercial portfolio, compared to 58% and 54% at December 31, 2003 and March 31, 2003. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Delinquency and Loan Loss Experience

We generally follow a practice of discontinuing the accrual of interest income on our loans that are in arrears as to interest payments for a period of 90 days or more. We deliver a default notice and begin foreclosure and liquidation proceedings when management determines that pursuit of these remedies is the most appropriate course of action under the circumstances. A loan is considered to be delinquent if the borrower fails to make a payment on time; however, during the course of discussion on delinquent status, we may agree to modify the payment terms of the loan with a borrower that cannot make payments in accordance with the original loan agreement. For loan modifications, the loan will only be returned to accrual status if all past due interest payments are brought fully current and there is a period of performance subsequent to the modification. For credit that is collateral based, we evaluate the anticipated net residual value we would receive upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing these loans will be adequate in the event of foreclosure. For credit that is cash flow-based, we assess our collateral position, and evaluate most of these relationships on an “enterprise value” basis, expecting to locate and install a new operator to run the business and reduce the debt.

The following table shows the trend in loans 90 days or more past due:

	March 31, 2004			December 31, 2003			March 31, 2003
Medallion loans	$8,783,000	2.1	%(1)	$4,569,000	1.2	%(1)	$6,546,000	1.8	%(1)

Commercial loans
Secured mezzanine	8,572,000	2.0		7,543,000	2.0		12,419,000	3.5
SBA Section 7(a)	3,549,000	0.8		4,143,000	1.1		6,711,000	1.9
Asset-based receivable	—	0.0		—	0.0		—	0.0
Other secured commercial	3,174,000	0.8		2,842,000	0.7		3,631,000	1.0

Total commercial loans	15,296,000	3.7		14,528,000	3.8		22,761,000	6.4

Total loans 90 days or more past due	$24,079,000	5.7%		$19,097,000	5.0%		$29,307,000	8.2%

(1)	Percentage is calculated against the total loan portfolio.

In general, collection efforts over the past 21 months since the establishment of our collection function, have substantially contributed to the sizable reduction in the overall delinquency patterns. The decrease in medallion delinquencies throughout 2003 primarily represents improvements in business for many fleet owners and individual drivers. The increase from the prior quarter was concentrated in the Chicago medallion portfolio, is viewed as a temporary spike, and remains at a relatively low historical level. The increase in secured mezzanine financing delinquencies primarily reflected the impact of the economy on certain concession and media properties, some of which is believed to be of temporary nature, and is not unusual given the nature of this kind of business and the current stage of the economic cycle. The decrease compared to a year ago primarily reflected the conversion of a $3,621,000 loan into an equity position in a portfolio investment. The continued improvement in the trend of delinquencies in the SBA Section 7(a) portfolio, and compared to a year ago, in the other commercial secured loan portfolio primarily reflected management’s efforts to collect and restructure nonperforming loans, and the foreclosure of certain loans, transferring them to other assets. Included in the SBA Section 7(a) delinquency figures are $290,000, $845,000, and $2,032,000 at March 31, 2004, December 31, 2003, and March 31, 2003, respectively, which represent loans repurchased for the purpose of collecting on the SBA guarantee. The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

We monitor delinquent loans for possible exposure to loss by analyzing various factors, including the value of the collateral securing the loan and the borrower’s prior payment history. Under the 1940 Act, our loan portfolio must be recorded at fair value or “marked-to-market.” Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect our estimate of the current realizable value of our loan portfolio. Since no ready market exists for this portfolio, fair value is subject to the good faith determination of management and the approval of our Board of Directors. Because of the subjectivity of these estimates, there can be no assurance that in the event of a foreclosure or the sale of portfolio loans we would be able to recover the amounts reflected on our balance sheet.

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

The following table presents credit-related information for the investment portfolios for the three months ended March 31:

	2004	2003
Total loans
Medallion loans	$306,330,557	$230,097,124
Commercial loans	105,403,494	114,412,457

Total loans	411,734,051	344,509,581
Investment securities	3,226,539	—
Equity investments (1)	4,982,393	8,985,448

Net investments	$419,942,983	$353,495,029

Net unrealized appreciation (depreciation) on investments
Medallion loans	($1,074,824)	($1,183,532)
Commercial loans	(6,809,114)	(5,203,644)

Total loans	(7,883,938)	(6,387,176)
Investment securities	—	—
Equity investments	312,031	7,615,404

Total net unrealized appreciation (depreciation) on investments	($7,571,907)	$1,228,228

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(0.35%)	(0.51%)
Commercial loans	(6.46)	(4.55)
Total loans	(1.91)	(1.85)
Investment securities	—	—
Equity investments	6.26	84.75
Net investments	(1.82)	0.35

Realized gains (losses) on loans and equity investments
Medallion loans	$1,396	($42,559)
Commercial loans	(223,729)	(519,006)

Total loans	(222,333)	(561,565)
Investment securities	—	—
Equity investments	23,099	—

Total realized gains (losses) on loans and equity investments	($199,234)	($561,565)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	0.00%	(0.08%)
Commercial loans	(0.95)	(1.65)
Total loans	(0.23)	(0.65)
Investment securities	—	—
Equity investments	1.86	(0.00)
Net investments	(0.20)	(0.64)

(1)	Represents common stock and warrants held as investments.

(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par value. The corresponding percentages were (0.37%), (7.98%), (2.12%), (0.0%), 5.77%, and (2.01%) as of December 31, 2003.

Equity Investments

Equity investments were 1.2%, 1.3%, and 2.5%, of the Company’s total portfolio at March 31, 2004, December 31, 2003, and March 31, 2003. Equity investments are comprised of common stock and warrants, primarily held by MCI. The decrease in equities from March 31, 2003 was primarily a result of the realization of the large gain on an appreciated equity investment during 2003.

Investment Securities

Investment securities were 0.8% of the Company’s total portfolio at March 31, 2004, and represent a new investment category during the quarter. The investment securities are primarily mortgage-backed securities purchased by MB to better utilize required cash liquidity.

Investment in and loans to Media

The investments and loans to Media represent the Company’s investment in its taxicab advertising business, including contributed capital, the Company’s share of accumulated losses, and intercompany loans provided to Media for operating capital.

Trend in Interest Expense

The Company’s interest expense is driven by the interest rates payable on its short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The establishment of the Merrill Lynch Bank, USA (MLB) line of credit in September 2002 and its favorable renegotiation in September 2003 had the effect of dramatically reducing the Company’s cost of funds. In addition, MB began raising brokered bank certificates of deposit during 2004 which were at the Company’s lowest borrowing costs, some of the proceeds of which were used to pay off higher priced debt.

During the 2002 third quarter, the Trust closed a $250,000,000 line of credit with MLB for lending on medallion loans, which was priced at LIBOR plus 1.50%, excluding fees and other costs. All of the draws on this line were paid to MFC for medallion loans purchased, and were used by MFC to repay higher priced debt with the banks and noteholders, and to purchase loans for the Trust from participants and affiliates. During the 2003 third quarter, this line was renewed and extended, and borrowings are now generally at LIBOR plus 1.25%. In addition, $20,060,000 of higher priced SBA debentures were repaid during 2003, and $9,150,000 was drawn back at lower borrowing rates.

The September 13, 2002 amendments repriced the bank loans to 5.25% for the Company and 4.75% for MFC, and repriced MFC’s senior secured notes to 8.85%. In addition to the interest rate charges, approximately $15,080,000 had been incurred through March 31, 2004 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which $29,000 was expensed as part of costs of debt extinguishment during the three months ended March 31, 2003 and $386,000 and $1,115,000 was expensed as part of interest expense during the three months ended March 31, 2004 and 2003. The balance of $941,000, which relates solely to the MLB Line, will be charged to interest expense over the remaining term of the line of credit.

The Company’s cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Notes 4 and 5 to the consolidated financial statements for details on the terms of all outstanding debt. The Company’s debentures issued to the SBA typically have terms of ten years.

The Company measures its borrowing costs as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the 2004 and 2003 first quarter. Average balances have increased from a year ago, primarily reflecting the funding needs to support the growth in the Company’s investment portfolio upon payment of the old bank and senior notes in mid 2003. The decline in borrowing costs reflected the utilization of the lower cost revolving line of credit with MLB, the raising of low-cost deposits by MB, and the trend of declining interest rates in the economy, partially offset by higher cost bank debt and related renewal expenses, and additional long-term SBA debt also at higher rates.

	Interest Expense	Average Balance	Average Borrowing Costs
March 31, 2004
Floating rate borrowings	$1,710,000	$192,321,000	3.58%
Fixed rate borrowings	1,188,000	113,330,000	4.22

Total	$2,898,000	$305,651,000	3.81

March 31, 2003 (1)
Floating rate borrowings	$2,197,000	$178,902,000	4.94%
Fixed rate borrowings	1,132,000	68,972,000	6.60

Total	$3,329,000	$247,874,000	5.40

(1)	Included in interest expense in 2003 was $543,000 of interest reversals. Adjusted for this amount, the floating rate borrowings average borrowing costs would have been 6.28%, and the total average borrowing costs would have been 6.16%.

The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under SBIA and SBA regulations. The Company believes that financing operations primarily with short-term floating rate secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain hedging strategies. At March 31, 2004, December 31, 2003, and March 31, 2003, short-term floating rate debt constituted 59%, 80%, and 72% of total debt, respectively.

Taxicab Advertising

In addition to its finance business, the Company also conducts a taxicab rooftop advertising business through Media, which began operations in November 1994. Media’s revenue is affected by the number of taxicab rooftop advertising displays currently showing advertisements, and the rate charged customers for those displays. At March 31, 2004, Media had approximately 6,500 installed displays in the United States. The Company expects that Media will continue to expand its operations by entering new markets on its own or through acquisition of existing taxicab rooftop advertising companies. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company’s operations because SEC regulations prohibit the consolidation of non-investment companies with investment companies.

During the last three years, Media’s operations were constrained by a very difficult advertising environment that resulted from the September 11, 2001 terrorist attacks and a general economic downturn, compounded by the rapid expansion of taxicab tops inventory that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue. Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations. Media has developed an operating plan to fund only necessary operations out of available cash flow and intercompany borrowings, and to escalate its sales activities to generate new revenues. Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such time as business returns to historical levels. Media retains a net operating loss carryforward of $6,278,000 at March 31, 2004.

Media’s sales began increasing in mid 2003. The drop in accounts receivable primarily reflected payments received on customer accounts, and the decrease in deferred revenue reflected the improved utilization of the fleet during the quarter. The Company charges Media for salaries and benefits and corporate overhead paid by the Company on Media’s behalf. During 2003, these amounts owed by Media to the Company were capitalized as equity.

In July 2001, Media acquired certain assets and assumed certain liabilities of MMJ, a taxi advertising operation similar to those operated by Media in the US, which has advertising rights on approximately 4,800 cabs servicing various cities in Japan. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the next three years. MMJ accounted for approximately 4% of Media’s consolidated revenue during 2004 and 2003.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended March 31, 2004 and 2003.

	Three Months Ended March 31,
Dollars in thousands	2004	2003
Statement of operations
Investment income	$6,485	$6,528
Interest expense	2,898	3,329

Net interest income	3,587	3,199
Noninterest income	764	1,310
Operating expenses	4,368	4,204

Net investment income (loss)	(17)	305
Net realized losses on investments	(199)	(562)
Net change in unrealized appreciation (depreciation) on investments (1)	(1,119)	697
Income tax provision	45	10

Net increase (decrease) in net assets resulting from operations	($1,380)	$430

Per share data
Net investment income	($0.00)	$0.02
Net realized losses on investments	(0.01)	(0.03)
Net change in unrealized appreciation (depreciation) on investments	(0.06)	0.03
Other	(0.01)	—

Net increase (decrease) in net assets resulting from operations (3)	($0.08)	$0.02

Dividends declared per share	$0.08	$0.01

Weighted average common shares outstanding
Basic	18,219,999	18,242,728
Diluted	18,219,999	18,242,728

	March 31, 2004	December 31, 2003
Balance sheet data
Net investments	$419,943	$379,158
Total assets	478,876	456,494
Total borrowed funds	314,403	287,454
Total liabilities	320,106	294,378
Total shareholders’ equity	158,770	162,116

	Three Months Ended March 31,
	2004	2003
Selected financial ratios and other data
Return on average assets (ROA) (2)
Net investment income (loss)	(0.01)	0.29
Net increase (decrease) in net assets resulting from operations	(1.18)	0.41
Return on average equity (ROE) (3)
Net investment income (loss)	(0.04)	0.77
Net increase (decrease) in net assets resulting from operations	(3.45)	1.08

Weighted average yields	6.39	7.33
Weighted average cost of funds	2.90	3.70

Net interest margin (4)	3.49	3.63
Noninterest income ratio (5)	0.75	1.47
Operating expense ratio (6)	4.31	4.72

As a percentage of net investment portfolio
Medallion loans	72%	65%
Commercial loans	26	32
Investment securities	1	—
Equity investments	1	3

Investments to assets (7)	88%	85%
Equity to assets (8)	33	39
Debt to equity (9)	198	148

(1)	Net changes in unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of the Company’s investments, including the results of operations for Media.

(2)	ROA represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations, divided by average total assets.

(3)	ROE represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations divided by average shareholders’ equity.

(4)	Net interest margin represents net interest income for the year divided by average interest earning assets.

(5)	Noninterest income ratio represents noninterest income divided by average interest earning assets.

(6)	Operating expense ratio represents operating expenses divided by average interest earning assets.

(7)	Represents net investments divided by total assets as of March 31.

(8)	Represents total shareholders’ equity divided by total assets as of March 31.

(9)	Represents total debt (floating rate and fixed rate borrowings) divided by total shareholders’ equity as of March 31.

CONSOLIDATED RESULTS OF OPERATIONS

2004 First Quarter compared to the 2003 First Quarter

Net decrease in net assets resulting from operations was $1,380,000 or $0.08 per common share in the 2004 first quarter, down $1,810,000 from an increase of $430,000 or $0.02 per share in the 2003 first quarter, primarily reflecting the significant net realized/unrealized appreciation on investments in the year ago quarter, and in the current quarter, lower noninterest income and higher operating expenses, partially offset by higher net interest income in the current quarter. Net investment income was ($17,000) or $0.00 per share in the 2004 quarter, a decrease of $322,000 from $305,000 or $0.02 per share in the 2003 quarter.

Investment income was $6,485,000 in the first quarter, down $43,000 or 1% from $6,528,000 a year ago, reflecting the significant drop in interest rates, mostly offset by an increase in average total investments. Included in investment income in the quarter was $105,000 of lease income related to the medallion operating assets portfolio. The yield on the investment portfolio was 6.39% in 2004, down 13% from 7.33% a year ago, reflecting the refinancing activities of the customer base to take advantage of the lower level of market interest rates prevalent in the economy compared to the recent past, and the movement towards a greater concentration in lower yielding medallion loans. Average investments outstanding were $401,771,000, up 11% from $361,147,000 a year ago, reflecting the growth that occurred since the banks and senior noteholders were paid off during the first five months of 2003.

Medallion loans were $306,481,000 at quarter end, up $75,739,000 or 33% from $230,742,000 a year ago, representing 72% of the investment portfolio compared to 66% a year ago, and were yielding 6.10%, compared to 7.34% a year ago. The increase in loans reflected efforts to book new business and repurchase certain participations, primarily in the New York City, Chicago, and Boston markets, to maximize the utilization of the lower cost MLB line. As medallion loans renewed over the past year and new business was booked, they were priced at generally lower current market rates. The managed medallion portfolio was $334,610,000 at quarter end, up $40,549,000 or 14% from $294,061,000 a year ago. The commercial loan portfolio was $112,450,000 at quarter end, compared to $119,760,000 a year ago, a decrease of $7,310,000 or 6%. Commercial loans represented 27% of the investment portfolio, compared to 34% a year ago, and yielded 9.07%, compared to 9.32% a year ago, reflecting the downward repricing pressure consistent with the interest rate drops over the last few years. The decrease in commercial loans from a year ago occurred primarily in the SBA Section 7(a) business and other secured commercial loans, and was partially offset by growth in the asset-based lending and mezzanine financing businesses. The decreases in the loan portfolios were primarily a result of the banks and senior noteholders requiring the Company to reduce the level of outstandings in the revolving lines of credit and senior notes. The managed commercial portfolio was $238,758,000 at quarter end, down $32,990,000 or 12% from $271,748,000 a year ago, primarily reflecting the drop in SBA outstandings from payoffs and sales in excess new originations. See page 20 for a table which shows loan balances and portfolio yields by type of loan.

Interest expense was $2,898,000 in the quarter, down $431,000 or 13% from $3,329,000 a year ago. Included in interest expense in 2004 was $358,000 related to the amortization of debt origination costs, compared to $1,115,000 in 2003, which was partially offset by $543,000 of interest reversals. The decrease primarily reflected the impact of the MLB line extensions on the amortization of deferred costs, the reduced borrowing costs from the Merrill Lynch refinancing, and the reduced costs associated with SBA borrowings due to prepayment of higher cost balances, partially offset by higher average debt outstanding, including the CD’s at MB. The cost of borrowed funds was 3.81%, compared to 5.40% a year ago, a decrease of 29%, primarily attributable to the increased utilization of the lower cost MLB line compared to the higher priced bank and noteholder debt that resulted from amendments entered into late in 2002, that tended to inflate the 2003 cost of borrowings. Average debt outstanding was $305,651,000 in 2004, compared to $247,874,000 a year ago, an increase of 23%, reflecting the generation of deposits at MB and the increased utilization of the MLB line, partially offset by the paydowns of bank and noteholder debt, and the net paydown of higher cost SBA debentures during 2003. Approximately 63% of the Company’s debt was floating or adjustable rate at quarter end, compared to 72% a year ago. See page 27 for a table which shows average balances and borrowing costs for the Company’s funding sources.

Net interest income was $3,588,000, and the net interest margin was 3.49% in 2004, up $388,000 or 12% from $3,199,000, a net interest margin of 3.59% for 2003, reflecting the items discussed above.

Noninterest income was $764,000 in 2004, down $546,000 or 42% from $1,310,000 a year ago. Gains on the sale of loans were $213,000 in 2004, up $24,000 or 13% from $189,000 in 2003. During the quarter, $2,278,000 of loans were sold under the SBA guaranteed program, compared to $2,098,000 in 2003, an increase of 9%. The increase in gains on sale primarily reflected the increase in loans sold, as well as higher market-determined net premiums received on the sales in 2004. Other income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was $550,000 in the quarter, down $571,000 or 51% from $1,121,000 a year ago. Included in 2003 was $300,000 related to reversing a portion of the servicing asset impairment reserve which was no longer required due to improved prepayment patterns in the servicing asset pools. Excluding that item, other income was $821,000 in 2003, $271,000 or 33% higher than 2004, generally reflecting lower fee income from a generally lower level of average managed assets in the 2004 quarter.

Operating expenses were $4,368,000 in the 2004 first quarter, up $164,000 or 4% from $4,204,000 in the 2003 first quarter. Salaries and benefits expense was $2,402,000 in the quarter, down $32,000 or 1% from $2,434,000 a year ago, reflecting lower headcount, mostly offset by higher salaries. Professional fees were $455,000 in 2004, up $335,000 from $120,000 in 2003, primarily reflecting sharply reduced legal and accounting fees in 2003 as a result of new accounting and legal counsel relationships and efficiencies. Other operating expenses of $1,511,000 in 2004 were down $139,000 or 8% from $1,650,000 in 2003, primarily reflecting lower collections expenses. During the 2003 first quarter, $420,000 of costs associated with MB were written off, which were more than offset by accrual reversals for legal bills forgiven and accounting fees, related to the above.

Net unrealized depreciation on investments was $1,119,000 in 2004, compared to appreciation of $697,000 in 2003. Net unrealized appreciation on investments net of Media was $59,000, compared to appreciation of $2,157,000 a year ago, a decrease of $2,098,000. Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2004 activity resulted from reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $248,000 and increases in the valuation of equity investments of $17,000, partially offset by net unrealized depreciation on loans of $206,000. The 2003 activity resulted from the increase in valuation of equity investments of $1,536,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $524,000, and by net unrealized appreciation on loans and equities of $126,000, partially offset by net unrealized depreciation of $29,000 on foreclosed property.

Also included in unrealized appreciation (depreciation) on investments were the net losses of the Media division of the Company. Media generated net losses of $1,177,000 in 2004, improved by $284,000 or 19% from net losses of $1,461,000 in 2003. The improvement primarily reflected increased revenues as business began picking up, partially offset by higher fleet costs and operating expenses. The overall net loss position was primarily a result of revenues remaining at generally historically low levels, as a result of the depressed advertising market, and high fixed overhead, partially offset by reduced fleet costs which declined at a slower rate than revenue as fleet contracts were renegotiated. Advertising revenues of $1,713,000 in 2004, were up $446,000 or 35% from $1,267,000 in 2003. Vehicles under contract in the US were 6,500, down 2,900 or 31% from 9,400 a year ago, primarily reflecting efforts to reduce fleet costs. Media’s results also included losses of $256,000 in 2004 and $231,000 in 2003, related to foreign operations (4,800 tops/racks under contract), which are suffering from the same slowdown in advertising that is hurting the US market.

The Company’s net realized loss on investments was $199,000 in the quarter, compared to losses of $562,000 a year ago, reflecting the above, and direct gains on sales of foreclosed property of $30,000 and by net recoveries of $19,000, compared to 2003 net chargeoffs of $38,000.

The Company’s net realized/unrealized loss on investments was $1,318,000 in 2004, compared to a net gain of $135,000 for 2003, reflecting the above.

Income tax expense was $45,000 in 2004, up $35,000 from $10,000 in 2003 primarily reflecting taxes owed on a limited partnership investment.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

The Company, like other financial institutions, is subject to interest rate risk to the extent its interest-earning assets (consisting of medallion and commercial loans and investment securities) reprice on a different basis over time in comparison to its interest-bearing liabilities (consisting primarily of credit facilities with banks, bank certificates of deposit, and subordinated SBA debentures).

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

The effect of changes in interest rates is mitigated by regular turnover of the portfolio. Based on past experience, the Company anticipates that approximately 40% of the portfolio will mature or be prepaid each year. The Company believes that the average life of its loan portfolio varies to some extent as a function of changes in interest rates. Borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment because the interest rate payable on the borrower’s loan is high relative to prevailing interest rates. Conversely, borrowers are less likely to prepay in a rising interest rate environment. However, borrowers may prepay for a variety of other reasons, such as to monetize increases in the underlying collateral values, particularly in the medallion loan portfolio.

In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving line of credit or issued as certificates of deposit, for terms of up to five years. The Company had outstanding SBA debentures of $56,935,000 with a weighted average interest rate of 5.93%, constituting 18% of the

Company’s total indebtedness as of March 31, 2004. Also, portions of the floating rate debt with Banks reprice at intervals of as long as 18 months, further mitigating the immediate impact of changes in market interest rates.

A relative measure of interest rate risk can be derived from the Company’s interest rate sensitivity gap. The interest rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities, which mature and/or reprice within specified intervals of time. The gap is considered to be positive when repriceable assets exceed repriceable liabilities, and negative when repriceable liabilities exceed repriceable assets. A relative measure of interest rate sensitivity is provided by the cumulative difference between interest sensitive assets and interest sensitive liabilities for a given time interval expressed as a percentage of total assets. The following table presents the Company’s interest rate sensibility gap reflecting actual contractual repricing of assets and liabilities, and does that reflect any prepayment assumption on the loan portfolio.

	Cumulative rate gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter
March 31, 2004 (2)	($7,601)	$4,799	$91,317	$115,010	$177,113	$182,467	$137,764
December 31, 2003 (2)	(61,987)	(6,176)	104,121	123,280	181,851	189,272	141,674
December 31, 2002	(24,529)	38,168	116,363	129,245	141,889	149,975	140,526

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (2%), (14%), and (6%) as of March 31, 2004, December 31, 2003, and December 31, 2002.

(2)	Adjusted for the medallion loan 40% prepayment assumption results in cumulative one year positive interest rate gap and related ratio of $76,037,000 or 17% and $19,136,000 or 4% for March 31, 2004 and December 31, 2003, respectively.

Liquidity and Capital Resources

Our sources of liquidity are the revolving line of credit with MLB, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, participations or sales of loans to third parties, and our ability to raise brokered certificates of deposit through MB. As a RIC in 2001 and earlier years, and as expected for 2004 and later years, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. In September 2002, the Trust entered into a $250,000,000 revolving line of credit with MLB for the purpose of funding medallion loans acquired from MFC and others. At March 31, 2004, $68,634,000 of this line was available for future use, and in September 2004, this line of credit may grow to $300,000,000, at our option. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $45,000,000 could be raised by MB to fund future loan origination activity. In May 2001, the Company applied for and received $72,000,000 of additional funding with the SBA ($113,400,000 to be committed by the SBA in total), subject to the infusion of additional equity capital into the respective subsidiaries, and in December 2003, an additional $8,000,000 of funding was committed by the SBA, free from any additional equity capital contribution. At December 31, 2003, $23,065,000 is available under these commitments, $14,065,000 of which requires no capital contribution. Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits. Lastly, approximately $8,088,000 was available at March 31, 2004 under a loan sale agreement that MBC has with a participant bank.

The components of our debt were as follows at March 31, 2004:

	Balance	Percentage	Rate (1)
Revolving line of credit	$181,366,000	58%	2.80%
Certificates of deposits	72,590,000	23	1.79
SBA debentures	56,935,000	18	5.93
Notes payable to banks	3,512,000	1	3.45

Total outstanding debt	$314,403,000	100%	3.14

(1)	Weighted average contractual rate as of March 31, 2004.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short term floating rate debt, and to a lesser extent with long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have impacted net increase (decrease) in net assets resulting from operations as of at March 31, 2004 by approximately $354,000 on an annualized basis, compared to $200,000 for 2003. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2004.

(Dollars in thousands)	The Company	MFC	BLL	MCI	MBC	FSVC	MB	Total 3/31/04	12/31/03
Cash	$2,664	$1,969	$433	$1,639	$2,005	$7,236	$16,540	$32,486	$47,676
Bank loans
Amounts outstanding		3,512						3,512	7,583
Average interest rate		3.45%						3.45%	3.87%
Maturity		7/06-6/07						7/06-6/07	5/04-6/07
Lines of Credit (1)		$250,000						$250,000	$250,000
Amounts undisbursed		68,634						68,634	27,064
Amounts outstanding		181,366						181,366	222,936
Average interest rate		2.80%						2.80%	2.54%
Maturity		9/05						9/05	9/05
SBA debentures(2)				$36,000		$44,000		$80,000	$80,000
Amounts undisbursed				15,000		8,065		23,065	23,065
Amounts outstanding				21,000		35,935		56,935	56,935
Average interest rate				5.67%		6.08%		5.93%	5.93%
Maturity				9/11-3/14		9/11-3/14		9/11-3/14	9/11-3/14
Certificates of deposit							$72,590	$72,590	—
Average interest rate							1.79%	1.79%	—
Maturity							7/04-1/05	7/04-1/05	—

Total cash and remaining amounts undisbursed under credit facilities	$2,664	$70,604	$433	$16,639	$2,005	$15,301	$16,540	$124,186	$97,805

Total debt outstanding	—	$184,878	$—	$21,000	—	$35,935	$72,590	$314,403	$287,454

(1)	Line of credit with Merrill Lynch for medallion lending. The committed amount can grow to $300,000,000 in September 2004.

(2)	$15,065,000 of the SBA approved commitment may be drawn down through May 2006, upon submission of a request for funding by the Company and its subsequent acceptance by the SBA. FSVC received an additional commitment of $8,000,000, which may be drawn down through December 2008.

Loan amortization, prepayments, and sales also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, medallion loan market rates, economic conditions, and competition. Loan sales are a major focus of the SBA Section 7(a) loan program conducted by BLL, which is primarily set up to originate and sell loans. Increases in SBA Section 7(a) loan balances in any given period generally reflect timing differences in closing and selling transactions. The Company believes that its credit facilities with MLB and the SBA, deposits generated at MB, and cash flow from operations (after distributions to shareholders) will be adequate to fund the continuing operations of the Company’s loan portfolio and advertising business. Also, MB is not a RIC, and therefore is able to retain earnings to finance growth.

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

Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of May 7, 2004, there were approximately 123 holders of record of the Company’s common stock.

On May 7, 2004, the last reported sale price of our common stock was $8.16 per share. Historically, our common stock has traded at a premium to net asset value per share, and although there can be no assurance, the Company anticipates that its stock will again trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s common stock on the Nasdaq National Market.

	HIGH	LOW
2004
First Quarter	$9.25	$7.91

2003
Fourth Quarter	$9.49	$6.49
Third Quarter	7.08	6.28
Second Quarter	7.03	3.70
First Quarter	4.82	3.19

As a non-RIC in 2002 and 2003, dividend distributions are at management’s discretion. Prior to 2002, as required, we met all qualification requirements under IRC Section 851 and distributed at least 90% of our investment company taxable income to our stockholders, and if we requalify as a RIC in 2004 and subsequent years, we intend to distribute at least 90% of our investment company taxable income to our shareholders as well. Distributions of our income were generally required to be made within the calendar year the income was earned as a RIC; however, in certain circumstances distributions can be made up to a full calendar year after the income has been earned. Investment company taxable income includes, among other things, interest, dividends, and capital gains reduced by deductible expenses. Our ability to make dividend payments as a RIC is restricted by certain asset coverage requirements under the 1940 Act and has been dependent upon maintenance of our status as a RIC under the Code in the past, by SBA regulations, and under the terms of the SBA debentures. There can be no assurances, however, that we will have sufficient earnings to pay such dividends in the future.

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
December 1 through December 31, 2003	10,816	9.20	10,816	9,900,492
January 1 through March 31, 2004	85,517	8.32	85,517	9,188,675

Total	96,333	8.42	96,333	—

(1)	The Company publicly announced its Stock Repurchase Program in a press release dated November 5, 2003. The Board of Directors approved the repurchase of up to $10,000,000 of the Company’s outstanding common stock. The Board of Directors did not set an expiration date for the Stock Repurchase Program.

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

Our borrowers generally have the right to prepay their loans upon payment of a fee ranging from 30 to 120 days interest. A borrower is likely to exercise prepayment rights at a time when the interest rate payable on the borrower’s loan is high relative to prevailing interest rates. In a lower interest rate environment, we will have difficulty re-lending prepaid funds at comparable rates, which may reduce the net interest margin we receive.

We have traditionally qualified to be a RIC, and in order to be taxed as a RIC we must distribute our income, we may have a continuing need for capital if we continue to be taxed as a RIC in the future.

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

In order to be taxed as a RIC in 2001 and earlier years, and as expected for 2004 and later years, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. At March 31, 2004, we had $68,634,000 available under the Company’s revolving line of credit with MLB (which can increase by $50,000,000 in September, 2004, at our option), $45,000,000 of potential deposits which can be raised by MB at existing capital levels, $23,065,000 available under outstanding commitments from the SBA, and $8,088,000 available under a loan sale agreement with a participant bank.

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

An economic downturn could result in certain of our commercial loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us, and increasing the level of delinquencies, defaults, and loan losses in our commercial loan portfolio. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at March 31, 2004 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

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

Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. At March 31, 2004, our net unrealized depreciation on investments was approximately $7,572,000 or 1.82% of our net investment portfolio. Based upon current market conditions and current loan-to-value ratios, management believes, and our Board of Directors concurs, that the net unrealized depreciation on investments is adequate to reflect the fair value of the portfolio.

Changes in taxicab industry regulations that result in the issuance of additional medallions could lead to a decrease in the value of our medallion loan collateral.

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. New York City has determined to increase the number of medallions by 900, auctioned over a three year period beginning in 2004, preceded by a 25% fare hike. The first of these auctions for 300 medallions concluded in April 2004 and generated high levels of bid activity and record medallion prices. Although there can no be no assurances, we would expect the balance of the auctions to obtain similar results. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

In New York City, Chicago, Boston, and in other markets where we originate medallion loans, taxicab fares are generally set by government agencies. Expenses associated with operating taxicabs are largely unregulated. As a result, the ability of taxicab operators to recoup increases in expenses is limited in the short term. Escalating expenses can render taxicab operations less profitable, and could cause borrowers to default on loans from the Company, and could potentially adversely affect the value of the Company’s collateral. As mentioned above, New York City approved a 25% fare increase as a part of the auction program which was effective May 1, 2004.

A significant portion of our taxicab advertising and loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10% each year. However, for sustained periods during that time, taxicab medallions have declined in value. During 2004, the value of New York City taxicab medallions increased by approximately 5% for individual medallions and 4% for corporate medallions.

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

As noted above, we did not qualify as a RIC in 2002 and 2003, and as a result will be able to take advantage of corporate net operating loss carryforwards. If we do not file as a RIC for more than two consecutive years, and then seek to requalify and elect RIC status, we would be required to recognize gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognize would be deemed distributed to our stockholders as a taxable distribution. Prior to 2002, we (along with some of our subsidiaries) qualified to be treated as RICs under the Code. As RICs, we generally were not subject to federal income tax on investment company taxable income (which includes, among other things, interest, dividends, and capital gains reduced by deductible expenses) distributed to our shareholders. If we or those of our subsidiaries that were also RICs fail to qualify as RICs in 2004 or beyond, our respective income would become fully taxable and a substantial reduction in the amount of income available for distribution to us and to our shareholders could result.

To qualify and be taxed as a RIC, we must meet certain income, diversification, and distribution requirements. However, because we use leverage, we are subject to certain asset coverage ratio requirements set forth in the 1940 Act. These asset coverage requirements could, under certain circumstances, prohibit us from making distributions that are necessary to maintain our RIC status or require that we reduce our leverage.

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

We intend to continue to pursue an expansion strategy in our taxicab rooftop advertising business. We believe that there are growth opportunities in this market. However, the asset diversification requirements for RICs could restrict such expansion. These requirements provide that to qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities (other than US Government securities or securities of other RICs) of any one issuer. While our investments in RIC subsidiaries are not subject to this diversification test so long as these subsidiaries qualify as RICs, our investments in Media and MB would be subject to this test, and could impact requalification as a RIC.

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

Additionally the Company’s investment in MB, while representing only 11% of the Company’s total assets at March 31, 2004, currently falls well within the guidelines of the 25% test described above. However, as an anticipated future growth vehicle of the Company, the investment in MB will need to be monitored for continued compliance with the test.

The fair value of the collateral appreciation participation loan portfolio at March 31, 2004 was $16,296,000, which represented 3% of the total investment portfolio, and the owned medallion portion was $6,570,000 or 1% of total assets. We will continue to monitor the levels of these asset types in conjunction with the diversification tests, assuming we re-qualify for RIC status.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make dividend payments and other distributions to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but there can be no assurance that our subsidiaries will be in a position to continue to make these dividend or debt payments. Furthermore, as a condition of its approval by its regulators, MB is precluded from making any dividend payments for its first three years of operations.

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

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2004 and December 31, 2003 and (ii) no change in internal control over financial reporting occurred during the quarters ended March 31, 2004 and 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II- OTHER INFORMATION

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

In November 2003, the Board of Directors authorized the Company to repurchase up to $10,000,000 of its common stock. As of March 31, 2004, the Company had repurchased 96,333 shares of its common stock at an aggregate purchase price of $811,325. Thus, the Company is authorized to repurchase an additional $9,188,675 of its common stock. The repurchased shares are held in treasury stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A) REPORTS ON FORM 8-K

1.	Current Report on Form 8-K, dated March 31, 2004, relating to signing of an agreement, by the Company’s Medallion Bank subsidiary, to purchase a recreational vehicle and marine loan portfolio.

(B) EXHIBITS

Number	Description

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

IMPORTANT INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-Q and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-Q will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-Q should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. The inclusion of the forward-looking statements contained in this Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-Q will be achieved. In light of the foregoing, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including annual reports and form 10-K, quarterly reports on Form 10-Q, and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date:	May 10, 2004

By:	/s/ Alvin Murstein

Alvin Murstein Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall

Larry D. Hall Senior Vice President and Chief Financial Officer Signing on behalf of the registrant as principal financial and accounting officer