Form 10-Q
period 2004-06-30
MEDALLION FINANCIAL CORP
filed 2004-08-09
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 6, 2004 was 18,154,790.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASIS OF PREPARATION

Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a Business Development Company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans. As an adjunct to the Company’s taxicab medallion finance business, the Company operates a taxicab rooftop advertising business through two subsidiaries, the primary operator being Medallion Taxi Media, Inc. (Media), and a small operating subsidiary in Japan (Japan), (together MTM).

The financial information is divided into two sections. The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2004.

The consolidated balance sheet of the Company as of June 30, 2004, the related consolidated statements of operations for the three and six months ended June 30, 2004, and the consolidated statements of cash flows for the six months ended June 30, 2004 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three and six months ended June 30, 2004 or for any other interim period may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Interest and dividend income on investments	$10,191,928	$6,421,811	$16,476,863	$12,883,004
Medallion lease income	105,000	—	210,000	—
Interest income on short-term investments	103,960	46,286	199,274	113,378

Total investment income	10,400,888	6,468,097	16,886,137	12,996,382

Interest on floating rate borrowings	1,955,355	2,037,425	3,665,355	4,234,204
Interest on fixed rate borrowings	1,701,040	1,160,390	2,888,733	2,292,783

Total interest expense	3,656,395	3,197,815	6,554,088	6,526,987

Net interest income	6,744,493	3,270,282	10,332,049	6,469,395

Gain on sales of loans	185,163	526,769	398,441	715,699
Other income	671,371	739,232	1,221,635	1,860,346

Total noninterest income	856,534	1,266,001	1,620,076	2,576,045

Salaries and benefits	2,302,759	2,438,868	4,704,481	4,873,256
Professional fees	549,073	268,346	1,003,605	388,325
Other operating expenses	2,175,953	1,517,382	3,687,560	3,167,091

Total operating expenses	5,027,785	4,224,596	9,395,646	8,428,672

Net investment income before income taxes	2,573,242	311,687	2,556,479	616,768
Income tax provision	1,062,997	9,304	1,108,097	19,303

Net investment income after income taxes	1,510,245	302,383	1,448,382	597,465

Net realized gains (losses) on investments	(315,328)	8,214,032	(514,562)	7,652,467
Net change in unrealized depreciation on investments	(946,054)	(7,761,295)	(2,064,646)	(7,064,792)

Net realized/unrealized gain (loss) on investments	(1,261,382)	452,737	(2,579,208)	587,675

Net increase (decrease) in net assets resulting from operations	$248,863	$755,120	($1,130,826)	$1,185,140

Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.01	$0.04	($0.06)	$0.06
Diluted	0.01	0.04	(0.06)	0.06

Dividends declared per share	$0.08	$0.03	$0.16	$0.04

Weighted average common shares outstanding
Basic	18,141,427	18,242,728	18,179,524	18,242,728
Diluted	18,540,419	18,378,685	18,179,524	18,283,919

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2004	December 31, 2003
Assets
Medallion loans, at fair value	$328,616,457	$288,211,557
Commercial loans, at fair value	122,405,715	85,970,205
Consumer loans, at fair value	72,438,909	—
Investment securities, at fair value	6,190,937	—
Equity investments, at fair value	5,026,303	4,976,763

Net investments ($238,081,000 at June 30, 2004 and $251,880,000 at December 31, 2003 pledged as collateral under borrowing arrangements)	534,678,321	379,158,525
Investment in and loans to MTM	2,660,883	3,614,485

Total investments	537,339,204	382,773,010
Cash ($638,000 at June 30, 2004 and $605,000 at December 31, 2003 restricted as to use by lender)	40,463,935	47,675,537
Accrued interest receivable	2,924,600	1,727,719
Servicing fee receivable	2,460,629	2,663,468
Fixed assets, net	1,104,639	1,351,887
Goodwill, net	5,007,583	5,007,583
Other assets, net	19,408,459	15,295,253

Total assets	$608,709,049	$456,494,457

Liabilities
Accounts payable and accrued expenses	$7,429,244	$5,726,830
Accrued interest payable	1,333,045	1,197,248
Floating rate borrowings	218,394,740	230,519,057
Fixed rate borrowings	224,134,268	56,935,000

Total liabilities	451,291,297	294,378,135

Shareholders’ equity
Preferred Stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized)	182,786	182,524
Treasury stock at cost (116,451 shares at June 30, 2004 and 30,934 shares at December 31, 2003)	(1,444,391)	(431,584)
Capital in excess of par value	173,950,686	173,831,049
Cumulative effect of foreign currency translation	(22,085)	(72,861)
Accumulated net investment losses	(15,249,244)	(11,392,806)

Total shareholders’ equity	157,417,752	162,116,322

Total liabilities and shareholders’ equity	$608,709,049	$456,494,457

Number of common shares outstanding	18,145,793	18,242,178
Net asset value per share	$8.68	$8.89

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	($1,130,826)	$1,185,140
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Depreciation and amortization	330,441	319,633
Amortization of origination costs	817,646	595,724
Increase in net unrealized (appreciation) depreciation on investments	(248,713)	4,790,071
Net realized (gains) losses on investments	514,562	(7,652,467)
Gains on sales of loans	(398,441)	(715,699)
Increase in unrealized depreciation on MTM	2,313,359	2,274,721
(Increase) decrease in accrued interest receivable	(292,325)	379,871
(Increase) decrease in servicing fee receivable	202,839	(110,811)
(Increase) decrease in other assets, net	(172,953)	526,205
Increase (decrease) in accounts payable and accrued expenses	1,702,421	(754,620)
Increase (decrease) in accrued interest payable	135,798	(4,202,731)

Net cash provided by (used for) operating activities	3,773,808	(3,364,963)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(145,667,454)	(137,968,993)
Purchase of RV/Marine loan portfolio	(87,213,656)	—
Proceeds from principal receipts, sales, and maturities of investments	71,831,448	123,440,851
Investments in and loans to MTM, net	(1,304,175)	(1,525,943)
Capital expenditures	(87,999)	(140,919)

Net cash used for investing activities	(162,441,836)	(16,195,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from floating rate borrowings	80,757,736	111,204,423
Repayments of floating rate borrowings	(92,882,054)	(93,645,409)
Proceeds from fixed rate borrowings	167,199,268	—
Repayments of fixed rate borrowings	—	(9,790,000)
Proceeds from exercise of stock options	119,900	—
Payments of declared dividends	(2,725,617)	(182,629)
Purchase of treasury stock at cost	(1,012,607)	—

Net cash provided by financing activities	151,456,426	7,586,385

NET DECREASE IN CASH	(7,211,602)	(11,973,582)
CASH, beginning of year	47,675,537	35,369,285

CASH, end of period	$40,463,935	$23,395,703

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$5,382,887	$8,299,010
Cash paid during the year for income taxes	45,000	—
Non-cash investing activities-net transfers from other assets	1,721,600	3,101,867

The accompanying notes are in integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a Business Development Company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans. As an adjunct to the Company’s taxicab medallion finance business, the Company operates a taxicab rooftop advertising business through two subsidiaries, the primary operator Medallion Taxi Media, Inc. (Media), and a small operating subsidiary in Japan (Japan), (together MTM). (See Note 3)

The Company also conducts business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) Section 7(a) program; Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business; Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), a Federal Deposit Insurance Corporation (FDIC) insured industrial bank that primarily originates medallion loans, commercial loans, and RV/Marine consumer loans, raises deposits, and conducts other banking activities. MFC, MCI, and FSVC, as SBICs, are regulated and financed in part by the SBA.

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

MB is a wholly-owned subsidiary of the Company and was formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions (licenses), 2) asset-based commercial loans and 3) SBA 7(a) loans. The loans are marketed and serviced by MB’s affiliates who have extensive prior experience in these asset groups. Additionally, MB began issuing brokered certificates of deposit in January 2004, and had purchased over $84,150,000 of taxicab medallion and asset-based loans from affiliates of the Company as of June 30, 2004. Additionally, on April 1, 2004, MB purchased a RV/Marine loan portfolio with a principal amount of $84,875,000 net of $4,244,000, or 5% of unrealized depreciation, from an unrelated financial institution for consideration of $86,309,000. The purchase was funded with $7,700,000 of additional capital contributed by the Company and with deposits raised by MB. The purchase included a premium of approximately $5,678,000 to the book value of assets acquired, which will be amortized to interest income over the expected life of the acquired loans, and which is carried in other assets on the consolidated balance sheets.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for MTM. All significant intercompany transactions, balances, and profits have been eliminated in consolidation. As non-investment companies, MTM cannot be consolidated with the Company, which is an investment company under the 1940 Act. See Note 3 for the presentation of financial information for MTM.

Investment Valuation

The Company’s loans, net of participations and any unearned discount, are considered investments under the 1940 Act and are recorded at fair value. Loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by management, and approved by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. The Company’s RV/Marine portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described above.

Investments in securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments at June 30, 2004 are marketable and non-marketable securities of $1,307,000 and $3,719,000, respectively. At December 31, 2003, the respective balances were $648,000 and $4,328,000. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 61% and 76% of the Company’s investment portfolio at June 30, 2004 and December 31, 2003 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 80% and 81% were in New York City. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio represents loans to various commercial enterprises, in a variety of industries, including wholesaling, food services, financing, broadcasting, communications, real estate, and lodging. These loans are made primarily in the metropolitan New York City area. Approximately 14% of the Company’s portfolio consists of consumer loans collateralized by recreational vehicles, boats, and trailers to consumers in all 50 states. The remaining portion of the Company’s portfolio is from the origination of loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the US Congress.

Collateral Appreciation Participation Loans

During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by 500 Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions. During 2002 and 2003, all of the medallions were returned to the Company in lieu of repayment of the loans. Subsequently, the Company reached agreement to sell 400 of the medallions to new borrowers at book value upon the transfer of the ownership of the medallion licenses by the City of Chicago, and 390 medallions for $19,459,000 had been reclassified back to medallion loans through June 30, 2004, reflecting the transfers to date, which includes portions of the original loan repurchased from the participants and refinanced elsewhere, primarily with the Merrill Lynch facility. Also, during 2003, 100 of the returned medallions were sold for $2,000,000 to subsidiaries of MFC, who subsequently repurchased the syndicated portion of $4,000,000, the purchase of which was mostly funded by notes of $3,700,000 with several banks. These medallions are leased to fleet operators while being held for long-term appreciation in value. The remaining 10 medallions for $95,000 are carried in other assets as of June 30, 2004. The Company has contracted with certain fleet operators to buy the 10 remaining medallions for full value, similar to the transactions described above; however, there can be no assurances that the balance of such refinancing will occur. As a RIC, the Company is required to mark-to-market these investments on a quarterly basis, as it does on all of its other investments. The Company believes that it has adequately calculated the fair market value of these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2004, December 31, 2003, and June 30, 2003, net origination costs totaled approximately $1,733,000, $1,646,000, and $1,534,000. Amortization expense for the quarters ended June 30, 2004 and 2003 was $527,000 and $351,000, and was $818,000 and $596,000 for the comparable year to date periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At June 30, 2004, the net premium on investment securities totaled $199,000, and amortization expense for the 2004 second quarter and six months was $26,000 and $30,000. There were no premiums or amortization expense in the 2003 periods.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is recognized when cash is received. At June 30, 2004, December 31, 2003, and June 30, 2003 total nonaccrual loans were approximately $27,511,000, $26,769,000, and $31,670,000. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $4,922,000, $3,856,000, and $4,789,000, as of June 30, 2004, December 31, 2003, and June 30, 2003, of which $739,000 and $916,000 would have been recognized in the quarters ended June 30, 2004 and 2003, and $1,392,000 and $1,238,000 would have been recognized in the comparable year to date periods.

The recently purchased RV/Marine portfolio is a consumer loan portfolio with different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. As a result, these loans are not typically placed on nonaccrual, but are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever is earlier, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated.

Loan Sales and Servicing Fee Receivable

The Company currently accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125” (SFAS 140). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The principal portion of loans serviced for others by the Company was approximately $140,184,000 and $174,887,000 at June 30, 2004 and December 31, 2003.

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

The activity in the reserve for servicing fee receivable follows:

	2004	2003
Balance at December 31,	$1,037,000	$2,293,000
Adjustments to carrying values (1)	—	(856,000)
Reduction charged to operations	—	(300,000)

Balance at March 31,	1,037,000	1,137,000
Activity during the second quarter	—	—

Balance at June 30,	$1,037,000	$1,137,000

(1)	The Company determined that a fully reserved portion of the servicing asset had suffered a permanent loss in value in the 2003 first quarter, and accordingly, reduced both the balance of the gross servicing fee receivable and the related reserve by $856,000. There was no impact on the consolidated statement of income.

The Company also has the option to sell the unguaranteed portions of loans to third party investors. The gain or loss on such sales is calculated in accordance with SFAS No. 140. The discount related to unguaranteed portions sold would be reversed, and the Company would recognize a servicing fee receivable or liability based on servicing fees retained by the Company. The Company is required to retain at least 5% of loans sold under the SBA Section 7(a) program. The Company sold $3,815,000 of unguaranteed portions of loans to third party investors during the 2003 second quarter and six months, and sold none during the comparable 2004 periods.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized depreciation on net investments (which excludes MTM and foreclosed properties) was $11,575,000 as of June 30, 2004, $7,631,000 as of December 31, 2003, and $5,561,000 as of June 30, 2003. The Company’s investment in MTM, as wholly-owned portfolio investments, is also subject to quarterly assessments of its fair value. The Company uses MTM’s actual results of operations as the best estimate of changes in its fair value, and records the result as a component of unrealized appreciation (depreciation) on investments. See Note 3 for the presentation of financial information for MTM.

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on net investments during the 2004 and 2003 quarters.

	Loans	Equity Investments	Total
Balance December 31, 2002	($6,997,426)	$6,039,584	($957,842)
Increase in unrealized
Appreciation on investments	—	1,536,220	1,536,220
Depreciation on investments	86,610	39,600	126,210
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	523,640	—	523,640

Balance March 31, 2003	(6,387,176)	7,615,404	1,228,228
Increase in unrealized
Appreciation on investments	—	321,407	321,407
Depreciation on investments	(3,752,538)	18,000	(3,734,538)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(11,811)	(3,980,179)	(3,991,990)
Losses on investments	615,791	—	615,791

Balance June 30, 2003 (1)	($9,535,734)	$3,974,632	($5,561,102)

	Loans	Equity Investments	Total
Balance December 31, 2003	($7,917,791)	$287,045	($7,630,746)
Increase in unrealized
Depreciation on investments	(205,957)	17,397	(188,560)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	239,810	7,589	247,399

Balance March 31, 2004	(7,883,938)	312,031	(7,571,907)
Increase in unrealized
Appreciation on investments	—	81,400	81,400
Depreciation on investments	(497,406)	(38,421)	(535,827)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	694,909	—	694,909
RV/Marine Reserve (2)	(4,243,854)	—	(4,243,854)

Balance June 30, 2004 (1)	($11,930,289)	$355,010	($11,575,279)

(1)	Excludes unrealized depreciation of $50,606, $317,361, and $158,000 on foreclosed properties at June 30, 2004, December 31, 2003 and June 30, 2003.

(2)	Reflects the difference between the purchase price of the portfolio and the actual nominal value of the loan contracts acquired.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio.

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$81,400	$321,407	$81,400	$1,857,627
Unrealized depreciation	(535,827)	(3,734,538)	(724,387)	(3,608,328)
Unrealized depreciation on MTM	(1,135,930)	(814,031)	(2,313,359)	(2,274,721)
Realized gains	—	(3,991,990)	—	(3,991,990)
Realized losses	694,909	615,791	942,306	1,139,431
Unrealized losses on foreclosed properties	(50,606)	(157,934)	(50,606)	(186,811)

Total	($946,054)	($7,761,295)	($2,064,646)	($7,064,792)

Net realized gains (losses) on investments
Realized gains	$315,913	$8,847,243	$315,913	$8,847,243
Realized losses	(694,909)	(615,791)	(942,306)	(1,139,431)
Direct recoveries (charge offs)	58,668	(19,482)	76,934	75,424
Realized gains (losses) on foreclosed properties	5,000	2,062	34,897	(130,769)

Total	($315,328)	$8,214,032	($514,562)	$7,652,467

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

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $174,000, $330,000, $158,000 and $320,000 for the 2004 and 2003 second quarters and six months, respectively.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense for the three and six months ended June 30, 2004 and 2003 was $521,000, $1,022,000, $679,000 and $1,883,000, respectively. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives, and during the quarter was increased by the purchase premium paid on the RV/Marine portfolio purchase of $5,678,000. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. Amortization expense for the 2004 quarter and six months was $391,000, and was $0 for the 2003 periods. The amounts on the balance sheet for all of these purposes were $8,227,000 and $2,997,000 as of June 30, 2004 and December 31, 2003.

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

During the 2004 second quarter, BLL changed its tax election from that of a disaggregated “pass-through” entity of the Company to that of a standalone taxable Subchapter C corporation. For the 2004 year to-date, BLL has no tax liability as a result of this election, and it is expected that any future tax liabilities will be generally immaterial to the Company as a whole.

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

Three months ended	June 30, 2004			June 30, 2003
		# of Shares	EPS		# of Shares	EPS
Net increase in net assets resulting from operations available to common shareholders	$248,863			$755,120
Basic EPS
Income available to common shareholders	$248,863	18,141,427	$0.01	$755,120	18,242,728	$0.04
Effect of dilutive stock options		398,992	—	—	135,957	—

Diluted EPS
Income available to common shareholders	$248,863	18,540,419	$0.01	$755,120	18,378,685	$0.04

Six months ended	June 30, 2004			June 30, 2003
		# of Shares	EPS		# of Shares	EPS
Net increase (decrease) in net assets resulting from operations available to common shareholders	($1,130,826)			$1,185,140
Basic EPS
Income (loss) available to common shareholders	($1,130,826)	18,179,524	($0.06)	$1,185,140	18,242,728	$0.06
Effect of dilutive stock options (1)	—	—	—	—	41,191	—

Diluted EPS
Income (loss) available to common shareholders	($1,130,826)	18,179,524	($0.06)	$1,185,140	18,283,919	$0.06

(1)	Because there were net losses in the 2004 six months, the effect of the stock options is antidilutive, and therefore is not presented.

Derivatives

The Company had no interest rate cap agreements or other derivative investments outstanding during 2004 and 2003.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3) INVESTMENT IN AND LOANS TO MTM

The following table represents MTM’s combined statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Advertising revenue	$1,497,074	$1,396,653	$3,210,434	$2,663,607
Cost of fleet services	1,267,086	1,120,154	2,572,122	2,345,195

Gross profit	229,988	276,499	638,312	318,412
Depreciation and other non cash adjustments	184,889	869,413	569,961	1,233,312
Other operating expenses	1,256,133	1,055,541	2,456,030	2,189,050

Loss from operations	(1,211,034)	(1,648,455)	(2,387,679)	(3,103,950)
Other income	—	835,212	—	835,212

Loss before taxes	(1,211,034)	(813,243)	(2,387,679)	(2,268,738)

Income tax provision	985	788	1,768	5,983

Net loss	($1,212,019)	($814,031)	(2,389,447)	($2,274,721)

The following table presents MTM’s combined balance sheets.

	June 30, 2004	December 31, 2003
Cash	$92,858	$422,432
Accounts receivable, net	882,922	1,668,790
Equipment, net	655,668	919,138
Prepaid signing bonuses, net	1,304,796	1,377,596
Goodwill	2,082,338	2,082,338
Other	315,736	417,338

Total assets	$5,334,318	$6,887,632

Accounts payable and accrued expenses	$1,268,373	$1,148,853
Deferred revenue	1,047,553	1,747,042
Note payable to banks	357,509	377,252

Total liabilities	2,673,435	3,273,147

Shareholder equity	15,888,844	14,503,772
Accumulated net losses	(13,227,961)	(10,889,287)

Total shareholder equity	2,660,883	3,614,485

Total liabilities and equity	$5,334,318	$6,887,632

During the last three years, Media’s operations were constrained by a very difficult advertising environment that resulted from the September 11, 2001 terrorist attacks and a general economic downturn, compounded by the rapid expansion of taxicab tops inventory that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue. Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations. Media has developed an operating plan to fund only necessary operations out of available cash flow and intercompany borrowings, and to escalate its sales activities to generate new revenues. Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such time as business returns to historical levels. Media retains a net operating loss carryforward of $6,285,000 at June 30, 2004, which has been fully reserved against until such time as future operations demonstrates its potential realizability.

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

The Company charges Media for salaries and benefits and corporate overhead paid by the Company on Media’s behalf. During 2004 and 2003, these amounts owed by Media and Japan to the Company were contributed to Media and Japan as equity.

In July 2001, the Company acquired certain assets and assumed certain liabilities of MMJ, a taxi advertising operation similar to those operated by Media in the US, which has advertising rights on approximately 4,800 cabs servicing various cities in Japan. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the three year period following the acquisition. MMJ accounted for approximately 5% and 4% of MTM’s combined revenue during 2004 and 2003.

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

The outstanding balances were as follows:

	Payments Due By Period
	2004	2005	2006	2007	2008	Thereafter	June 30, 2004	December 31, 2003
Revolving line of credit	$—	$206,255,000	$—	$—	$—	$—	$206,255,000	$222,936,000
Notes payable to banks	—	8,700,000	1,564,000	1,876,000	—	—	12,140,000	7,583,000

Total	$—	$214,955,000	$1,564,000	$1,876,000	$—	$—	$218,395,000	$230,519,000

(A) REVOLVING LINE OF CREDIT

In September 2002, and as renegotiated in September 2003, the Trust entered into a revolving line of credit agreement (amended) with MLB to provide up to $250,000,000 of financing to acquire medallion loans from MFC (MLB line), which increases to $300,000,000 in September 2004 at the option of MFC. MFC is the servicer of the loans owned by the Trust. The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The MLB line matures in September 2005. The interest rate is generally LIBOR plus 1.25% with an unused facility fee of 0.125%, effective September 2003, and was LIBOR plus 1.50% and 0.375%, previously. The facility fee was $375,000 in September 2003, and will be $900,000 on the first anniversary date.

(B) NOTES PAYABLE TO BANKS AND SENIOR SECURED NOTES

New Bank Loans

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that matures on April 25, 2005. The line is secured by certain pledged assets of the Company and MBC, and is subject to periodic borrowing base requirements. The line bears interest at the prime rate, payable monthly, and is subject to an unused fee of 0.125%. As of June 30, 2004, $8,700,000 had been drawn down under this line.

On July 11, 2003 certain operating subsidiaries of MFC entered into an aggregate $1,700,000 of note agreements with Atlantic Bank of New York and Israel Discount Bank, collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,564,000 was outstanding at June 30, 2004. The notes mature July 8, 2006 and bears interest at LIBOR plus 2%, adjusted annually, payable monthly. Principal and interest payments of $17,000 are due monthly, with the balance due at maturity.

On June 30, 2003, an operating subsidiary of MFC entered into a $2,000,000 note agreement with Banco Popular North America, collateralized by certain taxicab medallions owned by Medallion Chicago, of which $1,876,000 was outstanding at June 30, 2004. The note matures June 1, 2007 and bears interest at Banco Popular’s prime rate less 0.25%, payable monthly. Principal and interest payments of $18,000 are due monthly, with the balance due at maturity.

On April 30, 2003, the Company entered into a $7,000,000 note agreement with Atlantic Bank of New York, collateralized by certain assets of MBC, of which $0 was outstanding at June 30, 2004. The Note was paid in full during the 2004 first quarter. The note had a maturity of May 1, 2004 and bore interest at Atlantic Bank’s prime rate plus 0.25%, payable monthly. Principal was due at maturity.

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

Interest and Principal Payments

Interest and principal payments were paid monthly. Interest on the bank loans was calculated monthly at a rate indexed to the bank’s prime rate. Substantially all promissory notes evidencing the Company’s and MFC’s investments, other than those held by the Trust, were held by a bank as collateral agent under the agreements. The Company and MFC were required to pay an amendment fee of 25 basis points on the amount of the aggregate commitment for the Company. As noted above, the amendments to the Company’s bank loans and senior secured notes, entered into in 2002, involved changes, and in some cases increases, to the interest rates payable thereunder. In addition, during events of default, the interest rate borne on the lines of credit was based upon a margin over the prime rate rather than LIBOR. In addition to the interest rate charges, approximately $15,080,000 had been incurred through June 30, 2004 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which ($89,000) and ($60,000) was expensed as part of costs of debt extinguishment during the three and six months ended June 30, 2003, and $358,000, $745,000, $568,000 and $1,684,000 was expensed as part of interest expense during the three and six months ended June 30, 2004 and 2003. The balance of $582,000, which relates solely to the MLB Line, will be charged to interest expense over the remaining term of the line of credit.

(5) FIXED RATE BORROWINGS

The following table shows all fixed rate borrowings, including brokered certificates of deposit issued by MB and all outstanding SBA debentures.

	Payments Due for the year ended December 31,
Dollars in thousands	2004	2005	2006	2007	2008	Thereafter	June 30, 2004	December 31, 2003	Interest Rate(1)
Certificates of deposit	$67,893	$29,659	$28,521	$20,175	$9,658	$5,293	$161,199	$—	2.02%
SBA debentures	—	—	—	—	—	62,935	62,935	56,935	5.86

Total	$67,893	$29,659	$28,521	$20,175	$9,658	$68,228	$224,134	$56,935	3.10

(1)	Weighted average contractual rate as of June 30, 2004.

In January 2004, MB commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for the FDIC insurance guaranty into pools that are sold to MB. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions and include a brokerage fee of 0.25% to 0.40%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. Interest on the deposits is accrued daily and paid at maturity if term is one year or less, and semiannually if greater than one year.

During 2001, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of five years. In November 2003, FSVC applied for and received an additional commitment of $8,000,000. As of June 30, 2004, $17,065,000 was available to be drawn down under the SBA commitments.

(6) SEGMENT REPORTING

The Company has two reportable business segments, lending and taxicab rooftop advertising. The lending segment originates and services medallion and secured commercial and consumer loans. The taxicab rooftop advertising segment sells advertising space to advertising agencies and companies in several major markets across the US and Japan, and is conducted by MTM. MTM is reported as a portfolio investment of the Company and is accounted for using the equity method of accounting. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The lending segment is presented in the consolidated financial statements of the Company. Financial information relating to the taxicab rooftop advertising segment is presented in Note 3.

For taxicab rooftop advertising, the increase in unrealized appreciation (depreciation) on the Company’s investment in MTM represents MTM’s net income or loss, which the Company uses as the basis for assessing the fair market value of MTM. Taxicab rooftop advertising segment assets are reflected in investment in and loans to MTM on the consolidated balance sheets. See Note 3.

(7) OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Servicing fees	$299,766	$224,912	$507,049	$748,247
Late charges and prepayment penalties	260,683	308,605	497,468	575,594
Accretion of discount	67,592	129,820	123,717	310,014
Revenue sharing	—	10,050	—	34,275
Other	43,330	65,845	93,401	192,216

Total other income	$671,371	$739,232	$1,221,635	$1,860,346

Included in servicing fees was $300,000 in the 2003 six months to reduce the valuation reserve for the servicing fee receivable, which resulted from improvements in prepayment patterns (see Note 2). The reduction in accretion of discount in 2004 was primarily due to the lower amounts of SBA Section 7(a) loans outstanding.

The major components of other operating expenses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Rent expense	$311,194	$278,270	$646,614	$568,981
Loan collection expense	230,894	154,376	329,943	383,725
Insurance	146,948	152,607	293,613	321,596
Depreciation and amortization	155,329	140,800	330,441	319,633
Travel meals and entertainment	132,075	104,284	272,119	232,213
Consumer loan servicing	227,089	—	227,089	—
Directors fees	147,957	54,328	218,995	117,977
Miscellaneous taxes	73,341	28,175	208,555	43,717
Office expense	75,459	74,171	137,403	163,604
Computer expense	51,224	58,999	107,189	119,358
Telephone	53,964	44,833	105,356	90,834
Bank charges	47,400	78,527	100,057	141,024
Dues and subscriptions	22,203	23,113	53,565	62,411
Cost of debt extinguishment	—	(88,616)	—	(59,755)
Other expenses	500,876	413,515	656,621	661,773

Total other operating expenses	$2,175,953	$1,517,382	$3,687,560	$3,167,091

Included in miscellaneous taxes for the 2004 six months were $71,000 related to sales tax audit results covering years dating back to 1995. Included in loan collection expense is a $64,000 payment for back taxes on a foreclosed property. Directors fees have increased due to an increased accrual for higher director activity.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data for the periods ended as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net share data:
Net asset value at the beginning of the period	$8.74	$8.90	$8.89	$8.87
Net investment income	0.14	0.02	0.14	0.03
Income tax provision	(0.06)	—	(0.06)	—
Net realized gains (losses) on investments	(0.02)	0.45	(0.03)	0.42
Net change in unrealized depreciation on investments	(0.05)	(0.43)	(0.11)	(0.39)

Net increase (decrease) in net assets resulting from operations	0.01	0.04	(0.06)	0.06
Distributions of net investment income	(0.08)	(0.01)	(0.15)	0.00
Other	0.01	0.00	0.00	(0.00)

Net asset value at the end of the period	$8.68	$8.93	$8.68	$8.93

Per share market value at beginning of period	$8.65	$4.05	$9.49	$3.90
Per share market value at end of period	7.95	6.97	7.95	6.97
Total return (1)	(29%)	290%	(29%)	159%

Ratios/supplemental data
Average net assets	$157,918,000	$162,103,000	$159,474,000	$161,568,00
Operating expenses ratio (2)	12.81%	10.45%	11.85%	10.52
Net investment income ratio (2)	3.85%	0.77%	1.83%	0.77

(1)	Total return is calculated by comparing the change in value of a share of common stock assuming the reinvestment of dividends on the payment date.

(2)	Calculated by dividing annualized described income statement line item by average net assets.

(9) MB REGULATORY GUIDELINES

MB is subject to various regulatory capital requirements administered by the FDIC and State of Utah Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on MB’s and our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, MB must meet specific capital guidelines that involve quantitative measures of MB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. MB’s capital amounts and classification are also subject to qualitative judgments by the bank regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require MB to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting MB’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, and that the Tier I Leverage Capital to total assets ratio, as defined, of not less than 15% and an adequate allowance for loan losses shall be maintained and no dividends shall be paid to the Company for its first three years of operation.

The following table represents MB’s actual capital amounts and related ratios as of June 30, 2004 and December 31, 2003, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. Management believes, as of June 30, 2004, that MB meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
	Minimum	Well- capitalized	June 30, 2004	December 31, 2003
Tier I capital	—	—	$30,311,837	$21,073,000
Total capital	—	—	30,575,654	21,073,000
Average assets	—	—	157,401,127	4,729,000
Risk-weighted assets	—	—	178,798,745	4,606,000
Leverage ratio (1)	4%	5%	19%	446%
Tier I capital ratio (2)	4	6	17%	458%
Total capital ratio (2)	8	10	17%	458%

(1)	Calculated by dividing Tier I capital by average assets.

(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses, and more recently, in lending to consumer purchases of recreational vehicles, boats, and trailers. Since 1996, the year in which the Company became a public company, it has increased its taxicab medallion loan portfolio at a compound annual growth rate of 13%, and its commercial loan portfolio at a compound annual growth rate of 15%. Total assets under our management, which includes assets serviced for third party investors, were approximately $748,893,000 as of June 30, 2004, and have grown from $215,000,000 at the end of 1996, a compound annual growth rate of 18%.

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

The Company’s investment in MTM, as wholly-owned portfolio investments, is also subject to quarterly assessments of fair value. The Company uses MTM’s actual results of operations as the best estimate of changes in fair value, and records the result as a component of unrealized appreciation (depreciation) on investments.

Trends in Investment Portfolio

The Company’s investment income is driven by the principal amount of and yields on its investment portfolio. To identify trends in the yields, the portfolio is grouped by medallion loans, commercial loans, consumer loans, investment securities and equity investments. The following table illustrates the Company’s investments at fair value and the portfolio yields at the dates indicated.

	June 30, 2004		March 31, 2004		December 31, 2003		June 30, 2003
(Dollars in thousands)	Interest Rate(1)	Principal Balance	Interest Rate(1)	Principal Balance	Interest Rate(1)	Principal Balance	Interest Rate(1)	Principal Balance
Medallion loans
New York	5.60%	$263,225	5.77%	$244,415	6.00%	$231,956	6.55%	$220,599
Chicago	6.37	34,591	6.59	30,750	6.74	26,542	7.67	18,964
Boston	7.41	16,659	7.48	16,477	7.54	15,491	8.46	12,759
Newark	9.35	7,102	9.39	7,454	9.52	7,744	9.67	7,927
Cambridge	7.28	4,592	7.24	4,457	7.20	4,076	7.74	2,906
Other	9.28	2,601	9.43	2,928	9.77	2,556	9.94	3,330

Total medallion loans	5.91	328,770	6.10	306,481	6.29	288,365	6.87	266,485

Deferred loan acquisition costs		939		925		905		726
Unrealized depreciation on loans		(1,093)		(1,075)		(1,058)		(1,146)

Net medallion loans		$328,616		$306,331		$288,212		$266,065

Commercial loans
Secured mezzanine	13.77%	$40,911	13.38%	$36,417	13.02%	$27,166	12.86%	$34,449
Asset based	6.97	40,275	6.66	27,569	7.23	18,179	6.55	22,299
SBA Section 7(a)	6.79	18,317	6.81	18,650	6.93	17,540	7.54	24,740
Other secured commercial	7.64	30,094	7.43	29,814	7.58	30,202	9.35	33,138

Total commercial loans	9.21	129,597	9.07	112,450	8.98	93,087	9.47	114,626

Deferred loan acquisition costs		794		719		741		808
Discount on SBA Section 7(a) loans sold		(981)		(957)		(998)		(1,278)
Unrealized depreciation on loans		(7,004)		(6,809)		(6,860)		(8,390)

Net commercial loans		$122,406		$105,403		$85,970		$105,766

Consumer loans
Marine	18.54%	$40,150	0.00%	$0	0.00%	$0	0.00%	$0
RV	18.73	16,511	0.00	0	0.00	0	0.00	0
Other	18.57	19,611	0.00	0	0.00	0	0.00	0

Total consumer loans	18.59	76,272	0.00	0	0.00	0	0.00	0

Unrealized depreciation on loans		(3,833)		0		0		0

Net consumer loans		$72,439		$0		$0		$0

Investment securities	3.67%	$5,992	3.31%	$3,108	0.00%	$0	0.00%	$0
Premiums paid on purchased securities		199		119		0		0

Net investment securities		$6,191		$3,227		$0		$0

Equity investments	0.00%	$4,670	0.00%	$4,670	0.00%	$4,690	0.00%	$1,370

Unrealized appreciation on equities		356		312		287		3,975

Net equity investments		$5,026		$4,982		$4,977		$5,345

Investments at cost	8.46%	$545,302	6.90%	$426,709	6.95%	$386,142	7.65%	$382,481

Deferred loan acquisition costs		1,733		1,644		1,646		1,534
Discount on SBA Section 7(a) loans sold		(981)		(957)		(998)		(1,278)
Premiums paid on purchased securities		199		119		0		0
Unrealized appreciation on equities		356		312		287		3,975
Unrealized depreciation on loans		(11,930)		(7,884)		(7,918)		(9,536)

Net investments		$534,679		$419,943		$379,159		$377,176

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

INVESTMENT ACTIVITY

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net investments at beginning of period	$419,942,983	$353,495,029	$379,158,525	$356,246,444
Investments originated	87,718,269	83,683,070	145,667,454	137,968,993
Purchase of RV/Marine loan portfolio	80,631,534	—	80,631,534	—
Repayments of investments	(53,275,147)	(64,012,574)	(71,831,448)	(123,440,851)
Transfers from other assets	81,896	2,412,867	1,721,600	3,101,867
Net increase in unrealized appreciation (depreciation) (1) (2)	240,482	(6,789,330)	299,319	(4,603,259)
Net realized losses on investments (3)	(320,328)	8,211,970	(549,459)	7,783,236
Realized gains on sales of loans	185,163	526,769	398,441	715,699
Amortization of origination costs	(526,532)	(351,396)	(817,646)	(595,724)

Net increase in investments	114,735,337	23,681,376	155,519,795	20,929,961

Net investments at end of period	$534,678,320	$377,176,405	$534,678,320	$377,176,405

(1)	Net of unrealized depreciation related to MTM of $1,135,930, $2,313,359, $814,031, and $2,274,721 for the three and six months ended June 30, 2004 and 2003, respectively.

(2)	Excludes unrealized depreciation of $50,606, $50,606, $157,934, and $186,811 for the three and six months ended June 30, 2004 and 2003, respectively, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

(3)	Excludes realized gains (losses) of $5,000, $34,897, $2,062, and ($130,769) for the three and six months ended June 30, 2004 and 2003, respectively, related to foreclosed properties which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at June 30, 2004 was 8.46%, an increase of 151 basis points from 6.95% at December 31, 2003, and an increase of 81 basis points from 7.65% at June 30, 2003. The increases primarily reflected the impact of the higher yielding RV/Marine portfolio partially offset by the reduction in market interest rates in the traditional businesses over the last several years as borrowers refinance. The general rate decrease is partially mitigated by the sizable number of fixed-rate medallion loans which reprice at longer intervals, and the generally high yields including some at fixed rates, on the commercial portfolio. The Company expects to try to increase the percentage of commercial and consumer loans in the total portfolio, the origination of floating and adjustable-rate loans, and the level of non-New York medallion loans to enhance our yields.

Medallion Loan Portfolio

The Company’s medallion loans comprised 61% of the net portfolio of $534,679,000 at June 30, 2004, compared to 76% at December 31, 2003 and 71% at June 30, 2003. The medallion loan portfolio increased by $40,405,000 or 14% in 2004, reflecting increases in most markets, particularly in New York and Chicago. In 2004 and 2003, a portion of the growth reflected the repurchase of participations generated, complimented by new business and the conversion of owned medallions into earning assets. Total medallion loans serviced for third parties were $22,194,000, $36,245,000, and $42,317,000 at June 30, 2004, December 31, 2003, and June 30, 2003.

The weighted average yield of the medallion loan portfolio at June 30, 2004 was 5.91%, a decrease of 38 basis points from 6.29% at December 31, 2003 and 96 basis points from 6.87% at June 30, 2003. The decreases in yield primarily reflected the generally lower level of interest rates in the economy and the effects of borrower refinancings. At June 30, 2004, 20% of the medallion loan portfolio represented loans outside New York, compared to 19% and 17% at December 31, 2003 and June 30, 2003. The Company continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

The Company’s commercial loans represented 23% of the net investment portfolio as of June 30, 2004, compared to 23% and 28% at December 31, 2003 and June 30, 2003. The commercial loan portfolio increased $36,430,000 or 42% in 2004, primarily reflecting increased loan originations in the mezzanine and asset-based loan portfolios, and the repurchase of participated commercial loans in the asset-based loan portfolios, since the removal of liquidity constraints from mid year 2003. Total commercial loans serviced for third parties were $117,990,000, $138,643,000, and $151,924,000 at June 30, 2004, December 31, 2003, and June 30, 2003, and included $109,280,000, $117,548,000 and $131,133,000, respectively, related to the SBA Section 7(a) business.

The weighted average yield of the commercial loan portfolio at June 30, 2004, was 9.21%, an increase of 23 basis points from 8.98% at December 31, 2003, and a decrease of 26 basis points from 9.47% at June 30, 2003. The increase in 2004 was primarily due to the higher origination volume in the high yielding mezzanine loan portfolio, partially offset by increased customer refinancing activities at lower rates. The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. At June 30, 2004, variable-rate loans represented approximately 49% of the commercial portfolio, compared to 58% and 54% at December 31, 2003 and June 30, 2003. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer loan portfolios

The Company’s consumer loans represented 14% of the net investment portfolio as of June 30, 2004. The existing portfolio was purchased on April 1, 2004 from an unrelated financial institution and the transaction closed May 6, 2004. The loans are collateralized by recreational vehicles, boats, and trailers in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average yield of the consumer loan portfolio at June 30, 2004, was 18.59%. Premium amortization was 1.96% for a net yield of 16.57%. At June 30, 2004, adjustable rate loans represented approximately 84% of the consumer portfolio. The Company will start originating new adjustable rate RV/Marine loans in 10 states during the third quarter.

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

For the consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off to realized losses. If the collateral is repossessed, a realized loss is recorded to write off the loan down to its net realizable value, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off as a realized loss or any excess proceeds are recorded as a realized gain. On final disposition, any losses are subject to subsequent recovery efforts. Consumer portfolio charge offs were $562,018 or 2.82% during the second quarter which was lower than what is expected in future quarters. All collection, repossession, and recovery efforts are handled on behalf of MB by the servicer.

The following table shows the trend in loans 90 days or more past due:

Dollars in thousands	June 30, 2004			March 31, 2004			December 31, 2003			June 30, 2003
Medallion loans	$8,791	1.6	%(1)	$8,783	2.1	%(1)	$4,569	1.2	%(1)	$4,579	1.2	%(1)
Commercial loans
Secured mezzanine	10,860	2.1		8,573	2.0		7,543	2.0		11,877	3.1
SBA Section 7(a)	2,504	0.5		3,549	0.8		4,143	1.1		6,565	1.7
Asset-based receivable	—	0.0		—	0.0		—	0.0		—	0.0
Other secured commercial	3,191	0.6		3,174	0.8		2,842	0.7		2,775	0.8

Total commercial loans	16,555	3.2		15,296	3.6		14,528	3.8		21,217	5.6

Consumer loans	226	0.0		—	0.0		—	0.0		—	0.0

Total loans 90 days or more past due	$25,572	4.8%		$24,079	5.7%		$19,097	5.0%		$25,796	6.8%

(1)	Percentage is calculated against the total loan portfolio.

In general, collection efforts over the past 30 months since the establishment of our collection function have substantially contributed to the sizable reduction in overall delinquencies. The decrease in medallion delinquencies throughout 2003 primarily represented improvements in business for many fleet owners and individual drivers. The increase from year end was concentrated in the Chicago medallion portfolio, is viewed as a temporary spike, and remains at a relatively low historical level. The increase in secured mezzanine financing delinquencies primarily reflected the impact of the economy on certain concession and media properties, some of which is believed to be of temporary nature, and is not unusual given the nature of this kind of business and the current stage of the economic cycle. The decrease compared to a year ago primarily reflected the conversion of a $3,621,000 loan into an equity position in a portfolio investment. The continued improvement in the trend of delinquencies in the SBA Section 7(a) portfolio, and the relatively low level of delinquencies in the other commercial secured loan portfolio primarily reflected management’s efforts to collect and restructure nonperforming loans, and the foreclosure of certain loans, transferring them to other assets. Included in the SBA Section 7(a) delinquency figures are $289,000, $290,000, $845,000, and $2,028,000 at June 30, 2004, March 31, 2004, December 31, 2003, and June 30, 2003, respectively, which represent loans repurchased for the purpose of collecting on the SBA guarantee. The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

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

The following table presents credit-related information for the investment portfolios for the periods shown below:

	June 30, 2004	March 31, 2004	December 31, 2003	June 30, 2003
Total loans
Medallion loans	$328,616,456	$306,330,557	$288,211,557	$266,065,935
Commercial loans	122,405,715	105,403,494	85,970,205	105,765,794
Consumer loans	72,438,909	—	—	—

Total loans	523,461,080	411,734,051	374,181,762	371,831,729
Investment securities	6,190,938	3,226,539	—	—
Equity investments (1)	5,026,303	4,982,393	4,976,763	5,344,676

Net investments	$534,678,321	$419,942,983	$379,158,525	$377,176,405

Net unrealized appreciation (depreciation) on investments
Medallion loans	($1,093,310)	($1,074,824)	($1,058,196)	($1,145,674)
Commercial loans	(7,003,609)	(6,809,114)	(6,859,595)	(8,390,060)
Consumer loans	(3,833,370)	—	—	—

Total loans	(11,930,289)	(7,883,938)	(7,917,791)	(9,535,734)
Investment securities	93	—	—	—
Equity investments	354,079	312,031	287,045	3,974,632

Total net unrealized appreciation (depreciation) on investments	($11,575,279)	($7,571,907)	($7,630,746)	(5,561,102)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(0.33%)	(0.35%)	(0.37%)	(0.43%)
Commercial loans	(5.41)	(6.07)	(7.39)	(7.35)
Consumer loans	(5.03)	—	—	—
Total loans	(2.23)	(1.88)	(2.07)	(2.50)
Investment securities	0.02	—	—	—
Equity investments	7.58	6.68	6.12	290.11
Net investments	(2.12)	(1.78)	(1.97)	(1.45)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Realized gains (losses) on loans and equity investments
Medallion loans	$900	($1,660)	$2,297	($44,219)
Commercial loans	(75,124)	(630,373)	(298,852)	(1,061,548)
Consumer loans	(562,018)	—	(562,018)	—

Total loans (3)	(636,242)	(632,033)	(858,574)	(1,105,767)
Investment securities	—	—	—	—
Equity investments	320,914	8,846,065	344,011	8,713,234

Total realized gains (losses) on loans and equity investments	($315,328)	$8,214,032	($514,562)	$7,652,467

Realized gains (losses) as a % of average balances outstanding
Medallion loans	0.00%	0.00%	0.00%	(0.04%)
Commercial loans	(0.26)	(2.30)	(0.57)	(2.01)
Consumer loans	(6.11)	—	(5.33)	—
Total loans	(0.54)	(0.71)	(0.39)	(0.60)
Investment securites	—	—	—	—
Equity investments	26.02	533.74	13.88	250.89
Net investments	(0.26)	9.01	(0.23)	4.26

(1)	Represents common stock and warrants held as investments.

(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par value.

(3)	Includes realized gains (losses) of $5,000, $34,897, $2,062, and ($130,769) for the three and six months ended June 30, 2004 and 2003, respectively, related to foreclosed properties which are carried in other assets on the consolidated balance sheet.

Investment Securities

Investment securities were 1.2% of the Company’s total portfolio at June 30, 2004, and represent a new investment category during the first quarter of 2004. The investment securities are primarily mortgage-backed securities purchased by MB to better utilize required cash liquidity.

Equity Investments

Equity investments were 0.1%, 1.3%, and 1.4%, of the Company’s total portfolio at June 30, 2004, December 31, 2003, and June 30, 2003. Equity investments are comprised of common stock and warrants, primarily held by MCI. The increase in equity cost from June 30, 2003 primarily reflected the conversion of a $3,621,000 loan into an equity position in a portfolio investment and the decrease in unrealized appreciation on equities from June 30, 2003 was primarily a result of the realization of the large gain on an appreciated equity investment during 2003.

Investment in and loans to MTM

The investments and loans to MTM represent the Company’s investment in its taxicab advertising business, including contributed capital, the Company’s share of accumulated losses, and intercompany loans provided to MTM for operating capital.

Trends in Interest Expense

The Company’s interest expense is driven by the interest rates payable on its short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The establishment of the Merrill Lynch Bank, USA (MLB) line of credit in September 2002 and its favorable renegotiation in September 2003 had the effect of dramatically reducing the Company’s cost of funds. In addition, MB began raising brokered bank certificates of deposit during 2004 which were at the Company’s lowest borrowing costs. As a result of MB raising funds through certificates of deposits as previously noted, the Company was able to realign the ownership of some of its medallions and related assets to MB allowing the Company and its subsidiaries to use cash generated through these transactions to retire debt with higher interest rates.

During the 2002 third quarter, the Trust closed a $250,000,000 line of credit with MLB for lending on medallion loans, which was priced at LIBOR plus 1.50%, excluding fees and other costs. All of the draws on this line were paid to MFC for medallion loans purchased, and were used by MFC to repay higher priced debt with the banks and noteholders, and to purchase loans for the Trust from participants and affiliates. During the 2003 third quarter, this line was renewed and extended, and borrowings are now generally at LIBOR plus 1.25%. In addition, $20,060,000 of higher priced SBA debentures were repaid during 2003, and $15,150,000 was drawn back at lower borrowing rates.

The September 13, 2002 amendments repriced the bank loans to 5.25% for the Company and 4.75% for MFC, and repriced MFC’s senior secured notes to 8.85%. In addition to the interest rate charges, approximately $15,080,000 had been incurred through June 30, 2004 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which ($89,000) and ($60,000) was expensed as part of costs of debt extinguishment during the three and six months ended June 30, 2003, and $358,000, $745,000, $568,000, and $1,684,000 was expensed as part of interest expense during the three and six months ended June 30, 2004 and 2003. The balance of $582,000, which relates solely to the MLB Line, will be charged to interest expense over the remaining term of the line of credit.

The Company’s cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Notes 4 and 5 to the consolidated financial statements for details on the terms of all outstanding debt. The Company’s debentures issued to the SBA typically have terms of ten years.

The Company measures its borrowing costs as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the 2004 and 2003 second quarter and six months. Average balances have increased from a year ago, primarily reflecting the establishment of MB and its resulting growth, and the funding needs to support the growth in the Company’s other investment portfolios. The decline in borrowing costs reflected the utilization of the lower cost revolving line of credit with MLB, the raising of low-cost deposits by MB, and the trend of declining interest rates in the economy, partially offset by higher cost bank debt and related renewal expenses, and additional long-term SBA debt also at higher rates.

	Three months ended			Six months ended
	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense		Average Balance	Average Borrowing Costs
June 30, 2004
Floating rate borrowings	$1,955,000	$204,467,000	3.85%	$3,665,000		$198,376,000	3.74%
Fixed rate borrowings	1,701,000	187,174,000	3.66	2,889,000		150,252,000	3.85

Total	$3,656,000	$391,641,000	3.75	$6,554,000		$348,628,000	3.76

June 30, 2003 (1)
Floating rate borrowings	$2,038,000	$185,105,000	4.42%	$4,234,000		$182,581,000	4.65%
Fixed rate borrowings	1,160,000	65,524,000	7.10	2,293,000		66,175,000	6.95

Total	$3,198,000	$249,629,000	5.14	$6,527,000	(1)	$248,756,000	5.26

(1)	Included in interest expense in the 2003 first quarter was $538,000 of interest reversals. Adjusted for this amount, the floating rate borrowings average borrowing costs would have been 5.24%, and the total average borrowing costs would have been 5.70% in the 2003 six months.

The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under SBIA and SBA regulations. The Company believes that financing operations primarily with short-term floating rate secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain hedging strategies. At June 30, 2004, December 31, 2003, and June 30, 2003, short-term floating rate debt constituted 49%, 80%, and 78% of total debt, respectively.

Taxicab Advertising

In addition to its finance business, the Company also conducts a taxicab rooftop advertising business primarily through Media, which began operations in November 1994. Media’s revenue is affected by the number of taxicab rooftop advertising displays currently showing advertisements, and the rate charged customers for those displays. At June 30, 2004, Media had approximately 6,700 installed displays in the United States. The Company expects that Media will continue to expand its operations by entering new markets on its own or through acquisition of existing taxicab rooftop advertising companies. Although Media is a wholly-owned subsidiary of the Company, its results of operations are not consolidated with the Company’s operations because SEC regulations prohibit the consolidation of non-investment companies with investment companies.

During the last three years, Media’s operations were constrained by a very difficult advertising environment that resulted from the September 11, 2001 terrorist attacks and a general economic downturn, compounded by the rapid expansion of taxicab tops inventory that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue. Media is actively pursuing new sales opportunities, including expansion and upgrading of the sales force, and has taken steps to reduce operating expenses, including renegotiation of fleet payments for advertising rights to better align ongoing revenues and expenses, and to maximize cash flow from operations. Media has developed an operating plan to fund only necessary operations out of available cash flow and intercompany borrowings, and to escalate its sales activities to generate new revenues. Although there can be no assurances, Media and the Company believe that this plan will enable Media to weather this downturn in the advertising cycle and maintain operations at existing levels until such time as business returns to historical levels. Media retains a net operating loss carryforward of $6,285,000 at June 30, 2004.

In July 2001, through its subsidiary MMJ, the Company acquired certain assets and assumed certain liabilities of a taxi advertising operation similar to those operated by Media in the US, which has advertising rights on approximately 4,800 cabs servicing various cities in Japan. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the next three years. MMJ accounted for approximately 5% and 4% of MTM’s combined revenue during 2004 and 2003.

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

The Company’s investment in MTM, as a wholly-owned portfolio investments, is also subject to quarterly assessments of its fair value. The Company uses MTM’s actual results of operations as the best estimate of changes in fair value, and records the result as a component of unrealized appreciation (depreciation) on investments.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six months ended June 30,
Dollars in thousands	2004	2003	2004	2003
Statement of operations
Investment income	$10,400	$6,468	$16,886	$12,996
Interest expense	3,656	3,198	6,554	6,527

Net interest income	6,744	3,270	10,332	6,469
Noninterest income	857	1,267	1,620	2,577
Operating expenses	5,028	4,225	9,396	8,429

Net investment income	2,573	312	2,556	617
Income tax provision	1,063	9	1,108	19
Net realized gains (losses) on investments	(315)	8,214	(514)	7,652
Net change in unrealized depreciation on investments (1)	(946)	(7,762)	(2,065)	(7,065)

Net increase (decrease) in net assets resulting from operations	$249	$755	($1,131)	$1,185

Per share data
Net investment income	0.14	$0.02	0.14	$0.03
Income tax provision	(0.06)	—	(0.06)	—
Net realized losses on investments	(0.02)	0.45	(0.03)	0.42
Net change in unrealized appreciation on investments	(0.05)	(0.43)	(0.11)	(0.39)

Net increase (decrease) in net assets resulting from operations	$0.01	$0.04	($0.06)	$0.06

Dividends declared per share	$0.08	$0.03	$0.16	$0.04

Weighted average common shares outstanding
Basic	18,141,427	18,242,728	18,179,524	18,242,728
Diluted	18,540,419	18,378,685	18,179,524	18,283,919

Balance sheet data
Net investments			$534,678	$377,176
Total assets			608,709	429,102
Total borrowed funds			442,529	258,536
Total liabilities			451,291	266,235
Total shareholders’ equity			157,418	162,867

	Three Months Ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Selected financial ratios and other data
Return on average assets (ROA) (2)
Net investment income	1.10%	0.30%	0.57%	0.30%
Net increase (decrease) in net assets resulting from operations	0.18	0.72	(0.44)	0.57
Return on average equity (ROE) (3)
Net investment income	3.85	0.77	1.83	0.77
Net increase (decrease) in net assets resulting from operations	0.63	1.87	(1.43)	1.48

Weighted average yields	8.58%	7.02%	7.53%	7.15%
Weighted average cost of funds	3.05	3.47	2.96	3.59

Net interest margin (4)	5.53%	3.55%	4.57%	3.56%

Noninterest income ratio (5)	0.72%	1.39%	0.74%	1.43%
Operating expense ratio (6)	4.21	4.63	4.27	4.69

As a percentage of net investment portfolio
Medallion loans			61%	71%
Commercial loans			23	28
Consumer loans			14	—
Investment securities			1	—
Equity investments			1	1

Investments to assets (7)			87%	88%
Equity to assets (8)			26	38
Debt to equity (9)			281	159

(1)	Net changes in unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of the Company’s investments including foreclosed properties, and also including the results of operations for MTM.

(2)	ROA represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations, divided by average total assets.

(3)	ROE represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations divided by average shareholders’ equity.

(4)	Net interest margin represents net interest income for the year divided by average interest earning assets.

(5)	Noninterest income ratio represents noninterest income divided by average interest earning assets.

(6)	Operating expense ratio represents operating expenses divided by average interest earning assets.

(7)	Represents net investments divided by total assets as of June 30.

(8)	Represents total shareholders’ equity divided by total assets as of June 30.

(9)	Represents total debt (floating rate and fixed rate borrowings) divided by total shareholders’ equity as of June 30.

CONSOLIDATED RESULTS OF OPERATIONS

2004 Second Quarter and Six Months compared to the 2003 Periods

Net increase (decrease) in net assets resulting from operations was $249,000 or $0.01 per diluted common share and ($1,131,000) or ($0.06) per share in the 2004 second quarter and six months, down $506,000 and $2,316,000 from income of $755,000 or $0.04 per share and $1,185,000 or $0.06 per share in the 2003 second quarter and six months, primarily reflecting increased net interest income due to the RV/Marine portfolio purchase, partially offset by higher taxes and higher operating expenses associated with servicing these acquired assets. Year to date also was affected by reduced non interest income and the sale of Select Comfort.

Investment income was $10,401,000 and $16,886,000 in the 2004 second quarter and six months, up $3,933,000 or 61% and $3,890,000 or 30% from $6,468,000 and $12,996,000 in the year ago periods, primarily reflecting $3,304,000 in income earned on the newly purchased RV/Marine portfolio. Excluding that, investment income increased $629,000 or 10% compared to the year ago quarter and $586,000 or 5% compared to the year ago six months, reflecting the growth in the other investment portfolio’s. The yield on the investment portfolio was 8.58% and 7.53% in the 2004 second quarter and six months, up 22% and 5% from yields of 7.02% and 7.15% in the year ago periods, reflecting the impact of the higher yielding RV/Marine portfolio, partially offset by the reduction in market interest rates in the traditional businesses over the last several years as borrowers refinance. The yield on the investment portfolio excluding the $86,309,000 RV/Marine portfolio purchase was

6.31% and 6.34% in the 2004 three and six months, down 10% and 11% from the comparable 2003 periods, reflecting the reduction in market interest rates. Average investments outstanding were $482,823,000 and $445,605,000 in the quarter and six months, ($445,829,000 and $424,465,000 excluding the RV/Marine portfolio) up 31% and 22% from $369,788,000 and $366,642,000 in the year ago periods (up 21% and 16% excluding the RV/Marine portfolio), primarily reflecting RV/Marine purchase and growth in most other portfolios.

Medallion loans were $328,616,000 at quarter end, up $62,550,000 or 24% from $266,066,000 a year ago, representing 61% of the investment portfolio compared to 71% in 2003, and were yielding 5.91% compared to 6.87% a year ago, a decrease of 14%. The increase in outstandings primarily reflected the efforts to book new business and repurchase certain participations, primarily in the New York City market, to maximize the utilization of the lower cost MLB line. As medallion loans renewed during the year and new business was booked, they were priced at generally lower current market rates. The commercial loan portfolio was $122,406,000 at quarter end, compared to $105,766,000 a year ago, an increase of $16,640,000 or 16%, and represented 23% of the investment portfolio compared to 28% in 2003. Commercial loans yielded 9.21% at quarter end, compared to 9.47% a year ago, reflecting downward repricing pressure consistent with the interest rate drops over the last few years. The increase in commercial loans was concentrated in asset based receivables and, to a lesser extent, mezzanine loans, partially offset by decreases in loans in the other commercial categories. The Company’s consumer loans represented 14% of the net investment portfolio as of June 30, 2004. The existing portfolio was purchased on April 1, 2004 from another financial institution and the transaction was settled May 6, 2004. The loans are collateralized by recreational vehicles, boats, and trailers in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank. The weighted average yield of the consumer loan portfolio at June 30, 2004, was 18.59%. Premium amortization was 1.96% for a net yield of 16.57%. At June 30, 2004, adjustable rate loans represented approximately 84% of the consumer portfolio. The company will start originating new adjustable rate RV/Marine loans in 10 states during the third quarter. See page 22 for a table which shows loan balances and portfolio yields by type of loan.

Interest expense was $3,656,000 and $6,554,000 in the 2004 second quarter and six months, up $458,000 or 14% and up $27,000 from $3,198,000 and $6,527,000 in the 2003 second quarter and six months. Included in interest expense in 2004 was $357,000 and $715,000 related to the amortization of debt origination costs on the ML Line, due to the extension of maturity timeframe on the MLB line, compared to $568,000 and $1,683,000 in 2003, which was partially offset by $543,000 of interest reversals in the six months. The increases in interest expense were due primarily to higher average borrowed funds outstanding, partially offset by lower borrowing costs. Average debt outstanding was $385,920,000 and $347,506,000 in the quarter and six months, compared to $248,186,000 and $249,307,000 in the year ago periods, increases of 55% and 39%, reflecting the utilization of the MLB line and newly raised brokered CD’s and other borrowings used to fund the RV/Marine portfolio purchase and other investment growth. The cost of borrowed funds was 3.20% and 3.79% in the quarter and six months, compared to 3.78% and 5.28% a year ago, decreases of 15% and 28%, primarily attributable to the increased utilization of the lower cost MLB line and the utilization of low cost brokered deposit financing. Approximately 49% of the Company’s debt was short-term and floating or adjustable rate at quarter end, compared to 80% at year end and 78% a year ago. See page 28 for a table which shows average balances and cost of funds for the Company’s funding sources.

Net interest income was $6,744,000 and $10,332,000, and the net interest margin was 5.53% and 4.57% for the 2004 quarter and six months, up $3,474,000 and $3,863,000 or 60% from $3,270,000 and $6,469,000 in the 2003 periods, representing net interest margins of 3.55% and 3.56% for the 2003 periods, reflecting the items discussed above.

Noninterest income was $857,000 and $1,620,000 in the 2004 second quarter and six months, down $409,000 or 32% and $956,000 or 37% from $1,266,000 and $2,576,000 in the year ago periods. Gains on the sale of loans were $185,000 and $398,000 in the 2004 quarter and six months, down $342,000 or 65% and $318,000 or 44% from $527,000 and $716,000 in the 2003 periods, which included gains from the sales of $3,815,000 of unguaranteed portions of the SBA portfolio for a gain of $179,000 in the 2003 second quarter and six months, and otherwise reflecting a slowdown in loan origination and sales activity by BLL in 2004. During 2004, $2,144,000 and $4,422,000 of guaranteed loans were sold under the SBA program in the quarter and six months, compared to $3,584,000 and $5,683,000 in 2003, declines of 40% and 22%. The decrease in gains on sale under the SBA program primarily reflected the decrease in loans sold, as well as higher market-determined net premiums received on the sales in 2003. Other income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was $671,000 and $1,222,000 in the 2004 second quarter and six months, compared to $739,000 and $1,860,000 in the year ago periods, decreases of $68,000 or 9% and $638,000 or 34%, respectively. Included in the 2003 six months was $300,000 related to reversing a portion of the servicing asset impairment reserve which was no longer required due to improved prepayment patterns in the servicing asset pools. Excluding those items, other income was $739,000 and $1,560,000 in the 2003 second quarter and six months. The decreases generally reflecting lower fee income from a generally lower level of average managed assets in the 2004 periods excluding the purchased RV/Marine portfolio .

Operating expenses were $5,028,000 and $9,396,000 in the 2004 second quarter and six months, compared to $4,225,000 and $8,429,000 in the 2003 periods, increases of $803,000 or 19% and $967,000 or 11%, respectively. Salaries and benefits expense was $2,303,000 and $4,704,000 in the quarter and six months, down $136,000 or 6% and $169,000 or 3% from $2,439,000 and $4,873,000 in the 2003 periods, primarily reflecting an increase in capitalized loan origination costs, and compared to a year ago, the severance reserves established for terminated employees in 2003, partially offset by higher levels of salaries in 2004. Professional fees were $549,000 and $1,004,000 in the 2004 periods, up $281,000 and $615,000 from $268,000 and $388,000 in the 2003 periods, primarily reflecting increased legal and accounting costs . Other operating expenses of $2,176,000 and $3,688,000 in the 2004 quarter and six months were up $659,000 or 43% and $521,000 or 16% from $1,517,000 and $3,167,000 in 2003, primarily reflecting the newly incurred service costs for the RV/Marine portfolio, higher collection expenses, and a higher level of operating expenses, partly due to the growth of MB.

Net unrealized depreciation on investments was $946,000 and $2,065,000 in the 2004 second quarter and six months, compared to depreciation of $7,761,000 and $7,065,000 in the in the year ago periods, improvements of $6,815,000 and $5,000,000. Net unrealized appreciation net of Media was $190,000 and $249,000 in the 2004 quarter and six months, compared to depreciation of $6,947,000 and $4,790,000 in the 2003 periods, improvements of $4,980,000 and $7,196,000, respectively. Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2004 second quarter activity resulted from the reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $695,000 ($943,000 for the six months and net increases in the valuation of equity investments of $43,000 (and $60,000 for the six months), partially offset by net unrealized depreciation on loans of $497,000 ($703,000 in the six months) and by net unrealized depreciation of $51,000 on foreclosed property in the three and six months. The 2003 second quarter activity resulted from the reversals of unrealized appreciation associated with appreciated equity investments that were sold of $3,992,000 in the quarter and six months, net unrealized depreciation on loans and equities of $3,734,000 ($3,608,000 for the six months), and net unrealized depreciation of $158,000 ($187,000 for the six months) on foreclosed property, partially offset by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $616,000 ($1,140,000 for the six months), and increases in the valuation of equity investments of $321,000 ($1,857,000 for the six months).

Also included in unrealized appreciation (depreciation) on investments were the net losses of the MTM divisions of the Company. MTM generated net losses of $1,212,000 and $2,389,000 in 2004 second quarter and six months, up $397,000 or 49% and $115,000 or 5% from net losses of $814,000 and $2,275,000 in the 2003 periods. Included in the 2003 second quarter was an $835,000 net gain from the settlement of a lawsuit with one of our fleet operators, partially offset by a $398,000 writeoff of damaged/missing tops. Adjusted for these items, Media lost $1,281,000 and $2,741,000 in the 2003 second quarter and six months. The improvement primarily reflected increased revenues as business began picking up, partially offset by higher fleet costs and operating expenses. The overall net loss position was primarily a result of revenues remaining at generally historically low levels, as a result of the depressed advertising market, and high fixed overhead, partially offset by reduced fleet costs which declined at a slower rate than revenue as fleet contracts were renegotiated. Advertising revenues were $1,497,000 and $3,210,000 in the 2004 periods, up $100,000 or 7% and $546,000 or 20% from $1,397,000 and $2,664,000 in 2003. Vehicles under contract in the US were 6,700, down 180 or 1% 6,880 a year ago, primarily reflecting efforts to reduce fleet costs. Media’s results also included losses of $278,000 and $534,000 for the 2004 periods, and $208,000 and $95,000 for the related 2003 periods, related to foreign operations (2,900 tops/racks under contract), which are suffering from the same slowdown in advertising that is hurting the US market.

Income tax expenses were $1,063,000 and $1,108,000 in the quarter and six months, compared to $9,000 and $19,000 in the year ago periods, primarily reflecting MB’s provision for taxes.

The Company’s net realized loss on investments was $315,000 and $515,000 in the 2004 second quarter and six months, compared to gains of $8,214,000 and $7,652,000 for the 2003 periods, reflecting the above, and direct gains on sales of equity investments of $315,000 in the 2004 quarter and six months, direct gains on sales of foreclosed property of $5,000 ($35,000 in the six months) and by net recoveries of $59,000 ($77,000 in the six months). The 2003 activity reflected the above and direct gains on sales of equity investments of $4,855,000 in the 2003 quarter and six months, partially offset by 2003 net direct chargeoffs of $9,000 ($5,000 for the six months).

The Company’s net realized/unrealized losses on investments were $1,261,000 and $2,579,000 in the 2004 second quarter and six months, compared to gains of $453,000 and $588,000 for the 2003 periods, reflecting the above.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

The Company, like other financial institutions, is subject to interest rate risk to the extent its interest-earning assets (consisting of medallion, commercial, and consumer loans, and investment securities) reprice on a different basis over time in comparison to its interest-bearing liabilities (consisting primarily of credit facilities with banks, bank certificates of deposit, and subordinated SBA debentures).

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

The effect of changes in interest rates is mitigated by regular turnover of the portfolio. Based on past experience, the Company anticipates that approximately 40% of the taxicab medallion portfolio will mature or be prepaid each year. The Company believes that the average life of its loan portfolio varies to some extent as a function of changes in interest rates. Borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment because the interest rate payable on the borrower’s loan is high relative to prevailing interest rates. Conversely, borrowers are less likely to prepay in a rising interest rate environment. However, borrowers may prepay for a variety of other reasons, such as to monetize increases in the underlying collateral values, particularly in the medallion loan portfolio.

In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving line of credit or issued as certificates of deposit, for terms of up to five years. The Company had outstanding SBA debentures of $62,935,000 with a weighted average interest rate of 5.86%, constituting 14% of the Company’s total indebtedness as of June 30, 2004. Also, portions of the adjustable rate debt with Banks reprice at intervals of as long as 36 months, further mitigating the immediate impact of changes in market interest rates.

A relative measure of interest rate risk can be derived from the Company’s interest rate sensitivity gap. The interest rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities, which mature and/or reprice within specified intervals of time. The gap is considered to be positive when repriceable assets exceed repriceable liabilities, and negative when repriceable liabilities exceed repriceable assets. A relative measure of interest rate sensitivity is provided by the cumulative difference between interest sensitive assets and interest sensitive liabilities for a given time interval expressed as a percentage of total assets. The following table presents the Company’s interest rate sensitivity gap reflecting actual contractual repricing of assets and liabilities, and does not reflect any prepayment assumption on the loan portfolio.

	Cumulative rate gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter
June 30, 2004 (2)	($17,601)	$12,973	$23,252	$53,727	$127,379	$136,380	$141,204
December 31, 2003 (2)	(61,987)	(6,176)	104,121	123,280	181,851	189,272	141,674
December 31, 2002	(24,529)	38,168	116,363	129,245	141,889	149,975	140,526

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (3%), (14%), and (6%) as of June 30, 2004, December 31, 2003, and December 31, 2002.

(2)	Adjusted for the medallion loan 40% prepayment assumption results in cumulative one year positive interest rate gap and related ratio of $74,419,000 or 13% and $19,136,000 or 4% for June 30, 2004 and December 31, 2003, respectively.

Liquidity and Capital Resources

Our sources of liquidity are the revolving line of credit with MLB, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, participations or sales of loans to third parties, and our ability to raise brokered certificates of deposit through MB. As a RIC in 2001 and earlier years, and as expected for 2004 and later years, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. In September 2002, the Trust entered into a $250,000,000 revolving line of credit with MLB for the purpose of funding medallion loans acquired from MFC and others. At June 30, 2004, $43,746,000 of this line was available for future use, and in September 2004, this line of credit may grow to $300,000,000, at our option. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $9,000,000 could be raised by MB to fund future loan origination activity. In addition, MB as a non-RIC subsidiary of the Company is allowed (and for three years required) to retain all earnings in the business to fund future growth. In May 2001, the Company applied for and received $72,000,000 of additional funding with the SBA ($113,400,000 to be committed by the SBA in total), subject to the infusion of additional equity capital into the respective subsidiaries, and in December 2003, an additional $8,000,000 of funding was committed by the SBA, free from any additional equity capital contribution. At June 30, 2004, $17,065,000 is available under these commitments ($9,000,000 of which requires a capital contribution from the company of $3,000,000), $8,065,000 of which requires no capital contribution. Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits. Lastly, approximately $11,363,000 was available at June 30, 2004 under a loan sale agreement that MBC has with a participant bank, and $6,300,000 is available under a revolving credit agreement with a commercial bank.

The components of our debt were as follows at June 30, 2004:

	Balance	Percentage	Rate (1)
Revolving line of credit	$206,255,000	47%	3.15%
Certificates of deposits	161,199,000	36	2.02
SBA debentures	62,935,000	14	5.86
Notes payable to banks	12,140,000	3	4.03

Total outstanding debt	$442,529,000	100%	3.07

(1)	Weighted average contractual rate as of June 30, 2004.

The Company values its portfolio at fair value as determined in good faith by management and approved by the Board of Directors in accordance with the Company’s valuation policy. Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely. The Company records unrealized appreciation on equities if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, the Company’s security has also appreciated in value. Without a readily ascertainable market value, the estimated value of the Company’s portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. The Company adjusts the valuation of the portfolio quarterly to reflect management’s estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in the Company’s statement of operations as net unrealized appreciation (depreciation) on investments. The Company’s investment in MTM, as wholly-owned portfolio investments, is also subject to quarterly assessments of its fair value. The Company uses MTM’s actual results of operations as the best estimate of changes in fair value, and records the result as a component of unrealized appreciation (depreciation) on investments.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have positively impacted net increase (decrease) in net assets resulting from operations as of at June 30, 2004 by approximately $981,000 on an annualized basis, compared to $822,000 as of December 31, 2003, and the impact of such an immediate 1% change over a one year period would have been ($46,000), compared to ($112,000) for 2003. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at June 30, 2004.

(Dollars in thousands)	The Company	MFC	BLL	MCI	MBC	FSVC	MB	Total 6/30/04	12/31/03
Cash	$2,188	$9,852	$1,168	$4,023	$3,209	$2,976	$17,048	$40,464	$47,676
Bank loans (1)	15,000							15,000	—
Amounts undisbursed	6,300							6,300	—
Amounts outstanding	8,700	3,440						12,140	7,583
Average interest rate	4.25%	3.45%						4.03%	3.87%
Maturity	4/05	6/07						4/05-6/07	5/04-6/07
Lines of Credit (2)		250,000						250,000	250,000
Amounts undisbursed		43,745						43,745	27,064
Amounts outstanding		206,255						206,255	222,936
Average interest rate		3.15%						3.15%	2.54%
Maturity		9/05						9/05	9/05
SBA debentures (3)				36,000		44,000		80,000	80,000
Amounts undisbursed				9,000		8,065		17,065	23,065
Amounts outstanding				27,000		35,935		62,935	56,935
Average interest rate				5.57%		6.08%		5.86%	5.93%
Maturity				9/11-3/14		9/11-9/13		9/11-3/14	9/11-3/14
Certificates of deposit							161,199	161,199
Average interest rate							2.02%	2.02%
Maturity							7/04-5/09	7/04-5/09

Total cash and remaining amounts undisbursed under credit facilities	$2,188	$53,597	$1,168	$13,023	$3,209	$11,041	$17,048	$101,274	$97,804

Total debt outstanding	$8,700	$209,695	$—	$27,000	$—	$35,935	$161,199	$442,529	$287,454

(1)	On April 30, 2004 Financial drew a $8,700,000 under a $15,000,000 line of credit with Sterling National Bank secured by certain loans of MBC.

(2)	Line of credit with MLB for medallion lending. Line extended on September 12, 2003 until September 2005 at improved pricing, fees, terms, and conditions. The committed amount can grow to $300,000,000 in September 2004, at our option.

(3)	MCI has $9,000,000 under the approved commitment from the SBA which may be drawn down through May, 2006, upon submission of a request for funding by the Company and its subsequent acceptance by the SBA. FSVC has a commitment of $8,065,000 from the SBA, which expires in December 2008. In the 2004 second quarter, MCI pulled down an additional $6,000,000 under their commitment.

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

MTM funds its operations through internal cash flow and historically through intercompany debt, and during 2004 and 2003, such debt was contributed to MTM as equity. MTM is not a RIC and, therefore, is able to retain earnings to finance growth. MTM has developed an operating plan to fund only necessary operations out of available cash flow and intercompany borrowings, and to escalate its sales activities to generate new revenues. Although there can be no assurances, MTM and the Company believe that this plan will enable MTM to weather this downturn in the advertising cycle and maintain operations at existing levels until such time as business returns to historical levels.

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

Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of August 6, 2004, there were approximately 123 holders of record of the Company’s common stock.

On August 6, 2004, the last reported sale price of our common stock was $7.60 per share. Historically, our common stock has traded at a premium to net asset value per share, and although there can be no assurance, the Company anticipates that its stock will again trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s common stock on the Nasdaq National Market.

	HIGH	LOW
2004
Second Quarter	$9.03	$7.46
First Quarter	9.25	7.91

2003
Fourth Quarter	$9.49	$6.49
Third Quarter	7.08	6.28
Second Quarter	7.03	3.70
First Quarter	4.82	3.19

As a non-RIC in 2002 and 2003, dividend distributions were at management’s discretion. Prior to 2002, as required, we met all qualification requirements under IRC Section 851 and distributed at least 90% of our investment company taxable income to our stockholders, and if we requalify as a RIC in 2004 and subsequent years, we intend to distribute at least 90% of our investment company taxable income to our shareholders as well. Distributions of our income were generally required to be made within the calendar year the income was earned as a RIC; however, in certain circumstances distributions can be made up to a full calendar year after the income has been earned. Investment company taxable income includes, among other things, interest, dividends, and capital gains reduced by deductible expenses. Our ability to make dividend payments as a RIC is restricted by certain asset coverage requirements under the 1940 Act and has been dependent upon maintenance of our status as a RIC under the Code in the past, by SBA regulations, and under the terms of the SBA debentures. There can be no assurances, however, that we will have sufficient earnings to pay such dividends in the future.

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
December 1 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through March 31, 2004	85,517	8.32	85,517	9,188,675
April 1 through June 30, 2004	35,000	8.61	35,000	8,887,280

Total	131,333	8.47	131,338	—

(1)	The Company publicly announced its Stock Repurchase Program in a press release dated November 5, 2003. The Board of Directors approved the repurchase of up to $10,000,000 of the Company’s outstanding common stock. The Board of Directors did not set an expiration date for the Stock Repurchase Program.

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

In order to be taxed as a RIC in 2001 and earlier years, and as expected for 2004 and later years, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. At June 30, 2004, we had $43,745,000 available under the Company’s revolving line of credit with MLB (which can increase by $50,000,000 in September, 2004, at our option), $17,065,000 available under outstanding commitments from the SBA, $11,363,000 available under a loan sale agreement with a participant bank, $9,000,000 of additional deposits can be raised by MB at existing capital levels, and $6,300,000 is available under a revolving credit agreement with a commercial bank.

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

An economic downturn could result in certain of our commercial loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us, and increasing the level of delinquencies, defaults, and loan losses in our commercial loan portfolio. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at June 30, 2004 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

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

Our taxicab rooftop advertising business competes with other taxicab rooftop advertisers as well as with all segments of the out-of-home advertising industry. We also compete with other types of advertising media, including cable and network television, radio, newspapers, magazines, billboards, and other forms of outdoor advertising and direct mail marketing. Certain of these competitors have also entered into the taxicab rooftop advertising business. Many of these competitors have greater financial resources than the Company and offer multiple types of advertising as well as production facilities. There can be no assurance that we will continue to compete with these businesses successfully.

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

Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. At June 30, 2004, our net unrealized depreciation on investments was approximately $11,575,000 or 2.12% of our net investment portfolio. Based upon current market conditions and current loan-to-value ratios, management believes, and our Board of Directors concurs, that the net unrealized depreciation on investments is adequate to reflect the fair value of the portfolio.

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

A significant portion of our taxicab advertising and loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10% each year. However, for sustained periods during that time, taxicab medallions have declined in value. During 2004, the value of New York City taxicab medallions increased by approximately 15% for individual medallions and 16% for corporate medallions.

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

As noted above, we did not qualify as a RIC in 2002 and 2003, and as a result we will be able to take advantage of corporate net operating loss carryforwards. If we do not file as a RIC for more than two consecutive years, and then seek to requalify and elect RIC status, we would be required to recognize gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognize would be deemed distributed to our stockholders as a taxable distribution. Prior to 2002, we (along with some of our subsidiaries) qualified to be treated as RICs under the Code. As RICs, we generally were not subject to federal income tax on investment company taxable income (which includes, among other things, interest, dividends, and capital gains reduced by deductible expenses) distributed to our shareholders. If we or those of our subsidiaries that were also RICs fail to qualify as RICs in 2004 or beyond, our respective income would become fully taxable and a substantial reduction in the amount of income available for distribution to us and to our shareholders could result.

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

Additionally the Company’s investment in MB, while representing only 18% of the Company’s total assets at June 30, 2004, currently falls well within the guidelines of the 25% test described above. However, as an anticipated future growth vehicle of the Company, the investment in MB will need to be monitored for continued compliance with the test.

The fair value of the collateral appreciation participation loan portfolio at June 30, 2004 was $19,459,000, which represented 4% of the total investment portfolio, and the owned medallion portion was $6,095,000 or 1% of total assets. We will continue to monitor the levels of these asset types in conjunction with the diversification tests, assuming we re-qualify for RIC status.

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

Our use of brokered deposit sources for MB’s deposit-gathering activities may not be available when needed.

MB relies on the established brokered deposit market to originate deposits to fund its operations. While MB has developed contractual relationships with a diversified group of investment brokers, and the brokered deposit market is well-developed and utilized by many banking institutions, conditions could change that might affect the availability of deposits. If the capital levels at MB fall below the “well-capitalized” level, or if MB experiences a period of sustained operating losses, the cost of attracting deposits from the brokered deposit market could increase significantly, and the ability of MB to raise deposits from this source could be impaired. MB is able to manage its growth to stay within the “well-capitalized” level, and the capital level currently required by the FDIC during MB’s first three years of operation is also considerably higher than the level required to be classified as “well-capitalized”.

Consumer lending is a new product line for us that carries a higher risk of loss and could be adversely affected by an economic downturn.

The acquisition of the RV/Marine loan portfolio represents an entry into the new market of consumer lending for the Company. Although it is a seasoned portfolio, and MB management has considerable experience in managing consumer loans, there can be no assurances that these loans will perform at their historical levels under different management going forward.

By its nature, lending to consumers that have blemishes on their credit reports carries with it a higher risk of loss. Although the net interest margins should be higher to compensate the Company for this increased risk, an economic downturn could result in higher loss rates and lower returns than expected, and could affect the profitability of the consumer loan portfolio.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2004 and December 31, 2003 and (ii) no change in internal control over financial reporting occurred during the quarters ended June 30, 2004 and 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

In November 2003, the Board of Directors authorized the Company to repurchase up to $10,000,000 of its common stock. As of June 30, 2004, the Company had repurchased 131,333 shares of its common stock at an aggregate purchase price of $1,112,720. Thus, the Company is authorized to repurchase an additional $8,887,280 of its common stock. The repurchased shares are held in treasury stock.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A) REPORTS ON FORM 8-K

On May 6, 2004, the Company filed a Current Report on Form 8-K, announcing by press release the financial results for the quarter ended March 31, 2004.

(B) EXHIBITS

Number	Description

4.1	Revolving Credit Note, dated April 26, 2004, in the amount of $15,000,000, from Medallion Financial Corp., payable to Sterling National Bank. Filed herewith.

10.1	Loan and Security Agreement, dated April 26, 2004, by and between Medallion Financial Corp. and Sterling National Bank. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

MEDALLION FINANCIAL CORP.

Date:	August 9, 2004

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief
Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant
as principal financial and accounting officer