Form 10-Q
period 2004-09-30
MEDALLION FINANCIAL CORP
filed 2004-11-09
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 8, 2004 was 17,555,109.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASIS OF PREPARATION

Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a Business Development Company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans. As an adjunct to the Company’s taxicab medallion finance business, the Company had operated a taxicab rooftop advertising business through two subsidiaries, the primary operator Medallion Taxi Media, Inc. (Media), and a small operating subsidiary in Japan (Japan), (together MTM). During the 2004 third quarter, Media was merged with and into a subsidiary of Clear Channel Communications, Inc. (CCU), and Japan was sold in a stock sale to its management. The Company no longer conducts a taxicab rooftop advertising business. See note 3 for additional information about the transactions.

The financial information is divided into two sections. The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2004.

The consolidated balance sheet of the Company as of September 30, 2004, the related consolidated statements of operations for the three and nine months ended September 30, 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2004 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three and nine months ended September 30, 2004, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Interest and dividend income on investments	$10,692,530	$6,558,507	$27,169,393	$19,441,511
Interest income on short-term investments	173,650	43,623	372,924	157,001
Medallion lease income	111,815	91,203	321,815	91,203

Total investment income	10,977,995	6,693,333	27,864,132	19,689,715

Interest on floating rate borrowings	2,493,258	1,840,736	6,158,612	6,074,940
Interest on fixed rate borrowings	2,033,317	971,067	4,922,050	3,263,850

Total interest expense	4,526,575	2,811,803	11,080,662	9,338,790

Net interest income	6,451,420	3,881,530	16,783,470	10,350,925

Gain on sales of loans	331,685	87,967	730,126	803,666
Other income	596,587	905,534	1,818,222	2,765,880

Total noninterest income	928,272	993,501	2,548,348	3,569,546

Salaries and benefits	2,463,084	2,070,463	7,167,565	6,943,720
Professional fees	307,528	430,916	1,311,133	819,241
Other operating expenses	2,201,942	1,709,192	5,889,500	4,876,287

Total operating expenses	4,972,554	4,210,571	14,368,198	12,639,248

Net investment income before income taxes	2,407,138	664,460	4,963,620	1,281,223
Income tax provision	566,180	21,846	1,674,277	41,149

Net investment income after income taxes	1,840,958	642,614	3,289,343	1,240,074

Net realized gains (losses) on investments	(2,784,101)	4,494,411	(3,298,663)	12,146,878
Net change in unrealized appreciation (depreciation) on investments	20,998,466	(4,025,981)	18,933,821	(11,090,773)

Net realized/unrealized gain on investments	18,214,365	468,430	15,635,158	1,056,105

Net increase in net assets resulting from operations	$20,055,323	$1,111,044	$18,924,501	$2,296,179

Net increase in net assets resulting from operations per common share
Basic	$1.11	$0.06	$1.04	$0.13
Diluted	1.09	0.06	1.02	0.13

Dividends declared per share	$0.10	$0.05	$0.26	$0.09
Weighted average common shares outstanding
Basic	18,075,879	18,245,228	18,144,724	18,243,570
Diluted	18,456,246	18,517,491	18,540,732	18,355,123

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2004	December 31, 2003
Assets
Medallion loans, at fair value	$348,412,907	$288,211,557
Commercial loans, at fair value	134,013,635	85,970,205
Consumer loans, at fair value	67,389,895	—
Equity investments, at fair value	34,150,233	4,976,763
Investment securities, at fair value	15,407,620	—

Net investments ($259,611,000 at September 30, 2004 and $251,880,000 at December 31, 2003 pledged as collateral under borrowing arrangements)	599,374,290	379,158,525
Investment in and loans to MTM	—	3,614,485

Total investments	599,374,290	382,773,010
Cash ($670,661 at September 30, 2004 and $605,000 at December 31, 2003 restricted as to use by lender)	28,150,202	47,675,537
Accrued interest receivable	3,309,105	1,727,719
Servicing fee receivable	2,429,623	2,663,468
Fixed assets, net	1,079,688	1,351,887
Goodwill, net	5,007,583	5,007,583
Other assets, net	18,670,871	15,295,253

Total assets	$658,021,362	$456,494,457

Liabilities
Accounts payable and accrued expenses	$11,556,172	$5,726,830
Accrued interest payable	554,131	1,197,248
Floating rate borrowings	239,986,032	230,519,057
Fixed rate borrowings	232,530,101	56,935,000

Total liabilities	$484,626,436	294,378,135

Shareholders’ equity
Preferred Stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized)	182,901	182,524
Treasury stock at cost (451,451 shares at September 30, 2004 and 30,934 shares at December 31, 2003)	(4,150,391)	(431,584)
Capital in excess of par value	174,008,835	173,831,049
Cumulative effect of foreign currency translation	—	(72,861)
Accumulated net investment losses	3,353,581	(11,392,806)

Total shareholders’ equity	173,394,926	162,116,322

Total liabilities and shareholders’ equity	$658,021,362	$456,494,457

Number of common shares outstanding	17,860,611	18,242,178
Net asset value per share	$9.71	$8.89

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$18,924,501	$2,296,179
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Depreciation and amortization	481,240	489,647
Amortization of origination costs and portfolio purchase premiums	1,916,396	999,063
Increase in net unrealized (appreciation) depreciation on investments	(21,760,421)	7,763,081
Net realized (gains) losses on investments	3,298,663	(12,146,878)
Gains on sales of loans	(730,126)	(803,666)
Increase in unrealized depreciation on MTM	2,826,604	3,327,692
(Increase) decrease in accrued interest receivable	(676,830)	315,854
Decrease in servicing fee receivable	233,845	73,245
(Increase) decrease in other assets, net	139,808	(708,024)
Increase (decrease) in accounts payable and accrued expenses	1,879,371	(726,487)
Decrease in accrued interest payable	(643,117)	(5,281,058)

Net cash provided by (used for) operating activities	5,889,934	(4,401,352)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(228,132,400)	(188,621,260)
Purchase of RV/Marine loan portfolio	(87,213,656)	—
Proceeds from principal receipts, sales, and maturities of investments	114,411,382	167,788,292
Investments in and loans to MTM, net	(1,608,903)	(2,562,486)
Capital expenditures	(215,010)	(169,808)

Net cash used for investing activities	(202,758,587)	(23,565,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from floating rate borrowings	123,371,424	153,846,532
Repayments of floating rate borrowings	(113,904,449)	(126,790,150)
Proceeds from fixed rate borrowings	201,654,101	9,150,000
Repayments of fixed rate borrowings	(26,059,000)	(26,060,000)
Proceeds from exercise of stock options	178,165	—
Payments of declared dividends	(4,178,116)	(729,710)
Proceeds from the issuance of common stock	—	48,500
Purchase of treasury stock at cost	(3,718,807)	—

Net cash provided by financing activities	177,343,318	9,465,172

NET DECREASE IN CASH	(19,525,335)	(18,501,442)
CASH, beginning of year	47,675,537	35,369,285

CASH, end of period	$28,150,202	$16,867,843

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$10,185,642	$12,348,230
Cash paid during the year for income taxes	258,564	42,805
Non-cash investing activities-net transfers from other assets	1,229,571	2,051,473

The accompanying notes are in integral part of these unaudited consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a Business Development Company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans. As an adjunct to the Company’s taxicab medallion finance business, the Company had operated a taxicab rooftop advertising business through two subsidiaries, the primary operator Medallion Taxi Media, Inc. (Media), and a small operating subsidiary in Japan (Japan), (together MTM). During the 2004 third quarter, Media was merged with and into a subsidiary of Clear Channel Communications, Inc. CCU, and Japan was sold in a stock sale to its management. The Company no longer conducts a taxicab rooftop advertising business. (See Note 3)

The Company also conducts business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) Section 7(a) program; Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business; Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), a Federal Deposit Insurance Corporation (FDIC) insured industrial bank that primarily originates medallion loans, commercial loans, and RV/Marine consumer loans, raises deposits, and conducts other banking activities. MFC, MCI, and FSVC, as SBICs, are regulated and financed in part by the SBA.

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

MB is a wholly-owned subsidiary of the Company and was formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions (licenses), 2) asset-based commercial loans and 3) SBA 7(a) loans. The loans are marketed and serviced by MB’s affiliates who have extensive prior experience in these asset groups. Additionally, MB began issuing brokered certificates of deposit in January 2004, and had purchased over $84,150,000 of taxicab medallion and asset-based loans from affiliates of the Company as of September 30, 2004. Additionally, on April 1, 2004, MB purchased a RV/Marine loan portfolio with a principal amount of $84,875,000, net of $4,244,000, or 5.0%, of unrealized depreciation, from an unrelated financial institution for consideration of $86,309,000. The purchase was funded with $7,700,000 of additional capital contributed by the Company and with deposits raised by MB. The purchase included a premium of approximately $5,678,000 to the book value of assets acquired, which will be amortized to interest income over the expected life of the acquired loans, and which is carried in other assets on the consolidated balance sheets.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the US and general practices in the investment company industry. The preparation of financial statements in conformity with generally accepted accounting principles in the US requires the Company to make estimates and assumptions that affect the reporting and disclosure of assets and liabilities, including those that are of a contingent nature, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investments in securities and stock warrants are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments at September 30, 2004 are marketable and non-marketable securities of $30,431,000 and $3,719,000, respectively. At December 31, 2003, the respective balances were $648,000 and $4,328,000. The increase in marketable investment securities reflected the receipt of 933,521 shares of stock of CCU in connection with the merger of Media into CCU. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 58% and 76% of the Company’s investment portfolio at September 30, 2004 and December 31, 2003 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 76% and 81% were in New York City. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio represents loans to various commercial enterprises, in a variety of industries, including wholesaling, food services, financing, broadcasting, communications, real estate, and lodging. These loans are made primarily in the metropolitan New York City area. Approximately 11% of the Company’s portfolio consists of consumer loans collateralized by recreational vehicles, boats, and trailers to consumers in all 50 states. The remaining portion of the Company’s portfolio is from the origination of loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the US Congress.

Collateral Appreciation Participation Loans

During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by 500 Chicago taxi medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions. During 2002 and 2003, all of the medallions were returned to the Company in lieu of repayment of the loans. Subsequently, the Company reached agreement to sell 400 of the medallions to new borrowers at book value upon the transfer of the ownership of the medallion licenses by the City of Chicago, and 392 medallions for $19,232,000 had been reclassified back to medallion loans through September 30, 2004, reflecting the transfers to date, which includes portions of the original loan repurchased from the participants and refinanced elsewhere, primarily with the Merrill Lynch facility. Also, during 2003, 100 of the returned medallions were sold for $2,000,000 to subsidiaries of MFC, who subsequently repurchased the syndicated portion of $4,000,000, the purchase of which was mostly funded by notes of $3,700,000 with several banks. These medallions are leased to fleet operators while being held for long-term appreciation in value. The remaining 8 medallions for $82,000 are carried in other assets as of September 30, 2004. The Company has contracted with certain fleet operators to buy the 8 remaining medallions for full value, similar to the transactions described above; however, there can be no assurances that the balance of such refinancing will occur. As a RIC, the Company is required to mark-to-market these investments on a quarterly basis, as it does on all of its other investments. The Company believes that it has adequately calculated the fair market value of these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2004, December 31, 2003, and September 30, 2003, net origination costs totaled approximately $1,675,000, $1,646,000, and $1,620,000. Amortization expense for the quarters ended September 30, 2004 and 2003 was $442,000 and $403,000, and was $1,260,000 and $999,000 for the comparable year to date periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At September 30, 2004, the net premium on investment securities totaled $541,000, and amortization expense for the 2004 third quarter and nine months was $24,000 and $44,000. There were no premiums or amortization expense in the 2003 periods.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is recognized when cash is received. At September 30, 2004, December 31, 2003, and September 30, 2003 total nonaccrual loans were approximately $23,614,000, $26,769,000, and $29,037,000. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $5,199,000, $3,856,000, and $3,938,000, as of September 30, 2004, December 31, 2003, and September 30, 2003, of which $771,000 and $677,000 would have been recognized in the quarters ended September 30, 2004 and 2003, and $1,998,000 and $2,009,000 would have been recognized in the comparable year to date periods.

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

Loan Sales and Servicing Fee Receivable

The Company currently accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125” (SFAS 140). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The principal portion of loans serviced for others by the Company was approximately $136,754,000 and $174,887,000 at September 30, 2004 and December 31, 2003.

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

The activity in the reserve for servicing fee receivable follows:

	2004	2003
Balance at December 31,	$1,037,000	$2,293,000
Adjustments to carrying values (1)	—	(856,000)
Reduction charged to operations	—	(300,000)

Balance at March 31,	1,037,000	1,137,000
Activity during the second quarter	—	—

Balance at June 30,	1,037,000	1,137,000
Activity during the third quarter	—	—

Balance at September 30,	$1,037,000	$1,137,000

(1)	The Company determined that a fully reserved portion of the servicing asset had suffered a permanent loss in value in the 2003 first quarter, and accordingly, reduced both the balance of the gross servicing fee receivable and the related reserve by $856,000. There was no impact on the consolidated statement of income.

The Company also has the option to sell the unguaranteed portions of loans to third party investors. The gain or loss on such sales is calculated in accordance with SFAS No. 140. The discount related to unguaranteed portions sold would be reversed, and the Company would recognize a servicing fee receivable or liability based on servicing fees retained by the Company. The Company is required to retain at least 5% of loans sold under the SBA Section 7(a) program. The Company sold $3,815,000 of unguaranteed portions of loans to third party investors during the 2003 second quarter and nine months, and sold none during the comparable 2004 periods.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized depreciation on net investments (which excludes MTM and foreclosed properties) was $14,798,000 as of September 30, 2004, $7,631,000 as of December 31, 2003, and $8,534,000 as of September 30, 2003. The Company’s investment in MTM, as wholly-owned portfolio investments, is also subject to quarterly assessments of its fair value. The Company uses MTM’s actual results of operations as the best estimate of changes in its fair value, and records the result as a component of unrealized appreciation (depreciation) on investments. See Note 3 for the presentation of financial information for MTM.

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on net investments during the 2004 and 2003 quarters.

	Loans	Equity Investments	Total
Balance December 31, 2002 (1)	($6,997,426)	$6,039,584	($957,842)
Increase in unrealized
Appreciation on investments	—	1,536,220	1,536,220
Depreciation on investments	86,610	39,600	126,210
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	523,640	—	523,640

Balance March 31, 2003 (1)	(6,387,176)	7,615,404	1,228,228
Increase in unrealized
Appreciation on investments	—	321,407	321,407
Depreciation on investments	(3,752,538)	18,000	(3,734,538)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(11,811)	(3,980,179)	(3,991,990)
Losses on investments	615,791	—	615,791

Balance June 30, 2003 (1)	(9,535,734)	3,974,632	(5,561,102)
Increase in unrealized
Depreciation on investments	395,815	(900)	394,915
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(3,752,387)	(3,752,387)
Losses on investments	384,081	—	384,081

Balance September 30, 2003 (1)	($8,755,838)	$221,345	($8,534,493)

	Loans	Equity Investments	Total
Balance December 31, 2003 (1)	($7,917,791)	$287,045	($7,630,746)
Increase in unrealized
Depreciation on investments	(205,957)	17,397	(188,560)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	239,810	7,589	247,399

Balance March 31, 2004 (1)	(7,883,938)	312,031	(7,571,907)
Increase in unrealized
Appreciation on investments	—	81,400	81,400
Depreciation on investments	(497,406)	(38,421)	(535,827)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	694,909	—	694,909
RV/Marine Reserve (2)	(4,243,854)	—	(4,243,854)

Balance June 30, 2004 (1)	(11,930,289)	355,010	(11,575,279)
Increase in unrealized
Depreciation on investments	(3,425,857)	(2,565,708)	(5,991,565)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	2,768,449	—	2,768,449

Balance September 30, 2004 (1)	($12,587,697)	($2,210,698)	($14,798,395)

(1)	Excludes unrealized depreciation of $304,881, $50,606, $0, $317,361, $158,000, $141,000, $28,874, and $128,738 on foreclosed properties at September 30, 2004, June 30, 2004, March 31, 2004, December 31, 2003, September 30, 2003, June 30, 2003, March 31, 2003, and December 31, 2002.

(2)	Reflects the difference between the purchase price of the portfolio and the actual nominal value of the loan contracts acquired.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio.

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$—	$—	$81,400	$1,857,627
Unrealized depreciation	(5,991,565)	394,915	(6,715,952)	(3,213,413)
Unrealized gain on the sale of Media	24,989,099	—	24,989,099	—
Unrealized depreciation on MTM	(513,242)	(1,052,971)	(2,826,604)	(3,327,692)
Realized gains	—	(3,752,387)	—	(7,744,377)
Realized losses	2,768,449	384,081	3,710,757	1,523,512
Other	—	381	—	381
Unrealized depreciation on foreclosed properties	(254,275)	—	(304,879)	(186,811)

Total	$20,998,466	($4,025,981)	$18,933,821	($11,090,773)

Net realized gains (losses) on investments
Realized gains	$269,015	$4,922,496	$584,929	$13,769,739
Realized losses	(2,768,449)	(384,081)	(3,710,757)	(1,523,512)
Direct recoveries (charge offs)	(278,826)	7,767	(201,892)	83,191
Realized gains (losses) on foreclosed properties	(5,841)	(51,771)	29,057	(182,540)

Total	($2,784,101)	$4,494,411	($3,298,663)	$12,146,878

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

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $151,000, $481,000, $165,000 and $490,000 for the 2004 and 2003 third quarters and nine months, respectively.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense for the three and nine months ended September 30, 2004 and 2003 was $622,000, $1,568,000, $491,000 and $2,374,000, respectively. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives, and during the nine months was increased by the purchase premium paid on the RV/Marine portfolio purchase of $5,678,000. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. Amortization expense for the 2004 quarter and nine months was $484,000, $898,000, and was $0 for the 2003 periods. The amounts on the balance sheet for all of these purposes were $8,217,000 and $2,997,000 as of September 30, 2004 and December 31, 2003.

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

Media and MB are not RICs and are taxed as regular corporations. For 2003 and 2002, Media’s losses have been included in the tax calculation of the Company along with MFC. For 2004, Media will file a partial year tax return covering the period prior to the merger with CCU. The Trust is not subject to federal income taxation. Instead, the Trust’s taxable income is treated as having been earned by MFC.

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

	Three months ended
	September 30, 2004			September 30, 2003
		# of Shares	EPS		# of Shares	EPS
Net increase in net assets resulting from operations available to common shareholders	$20,055,323			$1,111,044

Basic EPS
Income available to common shareholders	$20,055,323	18,075,879	$1.11	$1,111,044	18,245,228	$0.06
Effect of dilutive stock options		380,367	(0.02)		272,263	—

Diluted EPS
Income available to common shareholders	$20,055,323	18,456,246	$1.09	$1,111,044	18,517,491	$0.06

	Nine months ended
	September 30, 2004			September 30, 2003
		# of Shares	EPS		# of Shares	EPS
Net increase (decrease) in net assets resulting from operations available to common shareholders	$18,924,501			$2,296,179

Basic EPS
Income (loss) available to common shareholders	$18,924,501	18,144,724	$1.04	$2,296,179	18,243,570	$0.13
Effect of dilutive stock options		396,008	(0.02)		111,553	—

Diluted EPS
Income (loss) available to common shareholders	$18,924,501	18,540,732	$1.02	$2,296,179	18,355,123	$0.13

Derivatives

The Company had no interest rate cap agreements or other derivative investments outstanding during 2004 and 2003.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3) INVESTMENT IN AND LOANS TO MTM

On September 3, 2004, Media entered into a merger agreement with CCU, whereby 100% of the Company’s investment in Media was exchanged on a tax deferred basis for 933,521 shares of CCU stock (NYSE: CCU) and a cash payment of $1,477,000, resulting in an unrealized gain of approximately $24,989,000, after costs associated with completing the merger, including costs accrued for potential contractual purchase accounting adjustments. Additionally, during the 2004 third quarter, the Company sold its investment in Japan to Japan’s management team for $1,600,000, which after considering all sales costs, resulted in a gain on sale of approximately $255,000.

The following table represents MTM’s combined statements of operations, where applicable, through the respective dates of sale in September 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Advertising revenue	$1,092,562	$1,562,439	$4,302,993	$4,226,045
Cost of fleet services	733,457	1,004,775	3,305,579	3,349,970

Gross profit	359,105	557,664	997,414	876,075
Depreciation and other non cash adjustments	290,470	595,898	860,431	1,829,210
Other operating expenses	575,692	1,062,369	3,031,722	3,251,418

Loss from operations	(507,057)	(1,100,603)	(2,894,739)	(4,204,553)
Other income	—	42,124	—	877,336

Loss before taxes	(507,057)	(1,058,479)	(2,894,739)	(3,327,217)
Income tax provision	237	(5,508)	2,005	475

Net loss	($507,294)	($1,052,971)	(2,896,744)	($3,327,692)

The following table presents MTM’s combined balance sheets. As a result of the sale of MTM on September 3, 2004, there is no balance sheet at September 30, 2004, reflecting the 2004 third quarter sales of MTM.

December 31, 2003
Cash	$422,432
Accounts receivable, net	1,668,790
Equipment, net	919,138
Prepaid signing bonuses, net	1,377,596
Goodwill	2,082,338
Other	417,338

Total assets	$6,887,632

Accounts payable and accrued expenses	$1,148,853
Deferred revenue	1,747,042
Note payable to banks	377,252

Total liabilities	3,273,147

Shareholder equity	14,503,772
Accumulated net losses	(10,889,287)

Total shareholder equity	3,614,485

Total liabilities and equity	$6,887,632

During the last three years, Media’s operations were constrained by a very difficult advertising environment that resulted from the September 11, 2001 terrorist attacks and a general economic downturn, compounded by the rapid expansion of taxicab tops inventory that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue.

In the 2003 third quarter, negotiations with certain fleets were concluded with the result that $324,000 that Media had accrued as payments to these fleets was reversed against Media’s cost of fleet services. Also in the 2003 nine months, Media settled a claim against one of its fleet operators. The result was a termination of certain contractual relations, the payment of $950,000 to Media, and the forgiveness of certain liabilities Media owed the fleet operator. The net result of this settlement was an $835,000 gain reflected as other income in the accompanying statement of operations. A portion of the proceeds from this settlement was used by Media to repay the balance of its US third-party outstanding debt. Also during the 2003 second quarter, Media determined that certain tops were no longer usable, and $398,000 of these tops were written off to other operating expenses.

The Company charged Media for salaries and benefits and corporate overhead paid by the Company on Media’s behalf. During 2004 and 2003, these amounts owed by Media and Japan to the Company were contributed to Media and Japan as equity.

In July 2001, the Company acquired certain assets and assumed certain liabilities of MMJ, a taxi advertising operation similar to those operated by Media in the US, which has advertising rights on approximately 4,800 cabs servicing various cities in Japan. The terms of the agreement provide for an earn-out payment to the sellers based on average net income over the three year period following the acquisition. MMJ accounted for approximately 6% and 4% of MTM’s combined revenue during 2004 and 2003.

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

The outstanding balances were as follows:

	Payments Due By Period
Dollars in Thousands	2004	2005	2006	2007	2008	Thereafter	September 30, 2004	December 31, 2003	Interest Rate (1)
Revolving line of credit	$41,914	$80,000	$35,000	$70,000	$—	$—	$226,914	$222,936	3.65%
Notes payable to banks	42	9,867	1,639	1,524	—	—	13,072	7,583	4.55

Total	$41,956	$89,867	$36,639	$71,524	$—	$—	$239,986	$230,519	3.70

(1)	Weighted average contractual rate as of September 30, 2004.

(A) REVOLVING LINE OF CREDIT

In September 2002, and as renegotiated in September 2003, the Trust entered into a revolving line of credit agreement (amended) with MLB to provide up to $250,000,000 of financing to acquire medallion loans from MFC (MLB line. MFC is the servicer of the loans owned by the Trust. The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The MLB line matures in September 2005. The interest rate is generally LIBOR plus 1.25% with an unused facility fee of 0.125%, effective September 2003, and was LIBOR plus 1.50% and 0.375%, previously. The facility fee was $375,000 in September 2003, and $900,000 in September 2004.

(B) NOTES PAYABLE TO BANKS AND SENIOR SECURED NOTES

New Bank Loans

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that matures on April 25, 2005. The line is secured by certain pledged assets of the Company and MBC, and is subject to periodic borrowing base requirements. The line bears interest at the prime rate, payable monthly, and is subject to an unused fee of 0.125%. As of September 30, 2004, $9,700,000 had been drawn down under this line.

On July 11, 2003 certain operating subsidiaries of MFC entered into an aggregate $1,700,000 of note agreements with Atlantic Bank of New York and Israel Discount Bank, collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,531,000 was outstanding at September 30, 2004. The notes mature July 8, 2006 and bear interest at LIBOR plus 2%, adjusted annually, payable monthly. Principal and interest payments of $17,000 are due monthly, with the balance due at maturity.

On June 30, 2003, an operating subsidiary of MFC entered into a $2,000,000 note agreement with Banco Popular North America, collateralized by certain taxicab medallions owned by Medallion Chicago, of which $1,841,000 was outstanding at September 30, 2004. The note matures June 1, 2007 and bears interest at Banco Popular’s prime rate less 0.25%, payable monthly. Principal and interest payments of $18,000 are due monthly, with the balance due at maturity.

On April 30, 2003, the Company entered into a $7,000,000 note agreement with Atlantic Bank of New York, collateralized by certain assets of MBC, of which $0 was outstanding at September 30, 2004. The Note was paid in full during the 2004 first quarter. The note had a maturity of May 1, 2004 and bore interest at Atlantic Bank’s prime rate plus 0.25%, payable monthly. Principal was due at maturity.

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

Interest and Principal Payments

Interest and principal payments were paid monthly. Interest on the bank loans was calculated monthly at a rate indexed to the bank’s prime rate. Substantially all promissory notes evidencing the Company’s and MFC’s investments, other than those held by the Trust, were held by a bank as collateral agent under the agreements. The Company and MFC were required to pay an amendment fee of 25 basis points on the amount of the aggregate commitment for the Company. As noted above, the amendments to the Company’s bank loans and senior secured notes, entered into in 2002, involved changes, and in some cases increases, to the interest rates payable thereunder. In addition, during events of default, the interest rate borne on the lines of credit was based upon a margin over the prime rate rather than LIBOR. In addition to the interest rate charges, approximately $15,980,000 had been incurred through September 30, 2004 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which $123,000 and $63,000 was expensed as part of costs of debt extinguishment during the three and nine months ended September 30, 2003, and $433,000, $1,178,000, $312,000, and $1,995,000 was expensed as part of interest expense during the three and nine months ended September 30, 2004 and 2003. The balance of $998,000, which relates solely to the MLB Line, will be charged to interest expense over the remaining term of the line of credit.

(5) FIXED RATE BORROWINGS

The following table shows all fixed rate borrowings, including brokered certificates of deposit issued by MB and all outstanding SBA debentures.

	Payments Due for year ended December 31,
Dollars in thousands	2004	2005	2006	2007	2008	Thereafter	September 30, 2004	December 31, 2003	Interest Rate (1)
Certificates of deposit	$41,699	$44,735	$41,049	$25,661	$9,658	$5,293	$168,095	$—	2.25%
SBA debentures	—	—	—	—	—	64,435	64,435	56,935	5.78

Total	$41,699	$44,735	$41,049	$25,661	$9,658	$69,728	$232,530	$56,935	3.23

(1)	Weighted average contractual rate as of September 30, 2004.

In January 2004, MB commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for the FDIC insurance guaranty into pools that are sold to MB. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. Interest on the deposits is accrued daily and paid at maturity if term is one year or less, and semiannually if greater than one year.

During 2001, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of five years. In November 2003, FSVC applied for and received an additional commitment of $8,000,000. As of September 30, 2004, $15,565,000 was available to be drawn down under the SBA commitments.

(6) SEGMENT REPORTING

The Company had two reportable business segments historically, lending and taxicab rooftop advertising. The lending segment originates and services medallion and secured commercial and consumer loans. The taxicab rooftop advertising segment, which was sold in its entirety in the 2004 third quarter, sold advertising space to advertising agencies and companies in several major markets across the US and Japan, and was conducted by MTM. MTM was reported as a portfolio investment of the Company and was accounted for using the equity method of accounting. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The lending segment is presented in the consolidated financial statements of the Company. Financial information relating to the taxicab rooftop advertising segment is presented in Note 3.

For taxicab rooftop advertising, the increase in unrealized appreciation (depreciation) on the Company’s investment in MTM represented MTM’s net income or loss, which the Company used as the basis for assessing the fair market value of MTM. Taxicab rooftop advertising segment assets were reflected in investment in and loans to MTM on the consolidated balance sheets. See Note 3.

(7) OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Servicing fees	$188,251	$239,250	$695,300	$987,496
Late charges and prepayment penalties	184,606	360,983	682,074	936,577
Accretion of discount	70,864	85,391	194,581	395,405
Other	152,866	219,910	246,267	446,402

Total other income	$596,587	$905,534	$1,818,222	$2,765,880

Included in servicing fees was $300,000 in the 2003 first quarter to reduce the valuation reserve for the servicing fee receivable, which resulted from improvements in prepayment patterns (see Note 2). The reduction in accretion of discount in 2004 was primarily due to reduced prepayment activity compounded by a smaller and more mature SBA Section 7 (a) loan portfolio.

The major components of other operating expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Rent expense and utilities	$337,643	$321,165	$1,012,997	$888,605
Loan collection expense	200,076	315,622	614,747	587,971
Depreciation and amortization	150,801	164,784	481,240	489,647
Consumer loan servicing	214,102	—	441,191	—
Insurance	146,134	141,770	439,747	463,366
Travel, meals, and entertainment	122,341	120,475	394,460	352,688
Directors fees	115,980	54,062	334,975	172,039
Miscellaneous taxes	86,045	56,018	294,600	99,735
Office expense	73,946	54,550	211,349	218,154
Computer expense	58,228	69,164	165,418	188,522
Telephone	49,013	45,192	154,369	136,026
Bank charges	33,271	38,748	133,328	179,772
Dues and subscriptions	23,168	18,976	76,732	81,387
Other expenses	591,194	308,666	1,134,347	1,018,375

Total other operating expenses	$2,201,942	$1,709,192	$5,889,500	$4,876,287

Consumer loan servicing represents the service bureau costs for the newly acquired RV/Marine portfolio. Included in miscellaneous taxes for the 2004 nine months were $71,000 related to sales tax audit results covering years dating back to 1995. Directors fees increased primarily due to increases in the amounts paid to directors, in the number of directors serving on the Board, in the number of board meetings held. Increased rent reflects the offices of MB and a new facility in New Jersey, in addition to rental rate increases. Included in loan collection expense was a $64,000 payment for back taxes on a foreclosed property.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data for the periods ended as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net share data:
Net asset value at the beginning of the period	$8.68	$8.93	$8.89	$8.87
Net investment income after taxes	0.10	0.03	0.18	0.07
Net realized gains (losses) on investments	(0.16)	0.24	(0.19)	0.67
Net change in unrealized depreciation on investments	1.18	(0.22)	1.06	(0.61)
Other	(0.01)	0.01	(0.01)	0.00

Net increase (decrease) in net assets resulting from operations	1.11	0.06	1.04	0.13
Distributions of net investment income	(0.08)	(0.03)	(0.23)	(0.04)
Other	0.00	0.00	0.01	0.00

Net asset value at the end of the period	$9.71	$8.96	$9.71	$8.96

Per share market value at beginning of period	$7.95	$6.97	$9.49	$3.90
Per share market value at end of period	9.05	6.30	9.05	6.30
Total return (1)	23%	(36%)	(4%)	83%

Ratios/supplemental data
Average net assets (shareholders’ equity)	$160,794,000	$163,151,000	$160,207,000	$162,071,000
Operating expenses ratio (2)	12%	10%	12%	10%
Net investment income ratio (2)	4.55%	1.56%	2.74%	1.02%

(1)	Total return is calculated by comparing the change in value of a share of common stock assuming the reinvestment of dividends on the payment date.

(2)	Calculated by dividing annualized described income statement line item by average net assets.

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

The following table represents MB’s actual capital amounts and related ratios as of September 30, 2004 and December 31, 2003, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. Management believes, as of September 30, 2004, that MB meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
	Minimum	Well-capitalized	September 30, 2004	December 31, 2003
Tier I capital			$31,277,000	$21,073,000
Total capital			31,668,000	21,073,000
Average assets			201,158,000	4,729,000
Risk-weighted assets			216,857,000	4,606,000
Leverage ratio (1)	4%	5%	15.5%	446%
Tier I capital ratio (2)	4	6	17.5	458
Total capital ratio (2)	8	10	17.7	458

(1)	Calculated by dividing Tier I capital by average assets.

(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses, and more recently, in lending for consumer purchases of recreational vehicles, boats, and trailers. Since 1996, the year in which the Company became a public company, it has increased its taxicab medallion loan portfolio at a compound annual growth rate of 13%, and its commercial loan portfolio at a compound annual growth rate of 16%. Total assets under our management, which includes assets serviced for third party investors, were approximately $794,776,000 as of September 30, 2004, and have grown from $215,000,000 at the end of 1996, a compound annual growth rate of 18%.

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

Realized gains or losses on investments are recognized when the investments are sold or written off. The realized gains or losses represent the difference between the proceeds received from the disposition of portfolio assets, if any, and the cost of such portfolio assets. In addition, changes in unrealized appreciation or depreciation on investments are recorded and represent the net change in the estimated fair values of the portfolio assets at the end of the period as compared with their estimated fair values at the beginning of the period. Generally, realized gains (losses) on investments and changes in unrealized appreciation (depreciation) on investments are inversely related. When an appreciated asset is sold to realize a gain, a decrease in the previously recorded unrealized appreciation occurs. Conversely, when a loss previously recorded as unrealized depreciation is realized by the sale or other disposition of a depreciated portfolio asset, the reclassification of the loss from unrealized to realized causes a decrease in net unrealized depreciation and an increase in realized loss.

The Company’s investment in MTM, as wholly-owned portfolio investments, was also subject to quarterly assessments of fair value. The Company used MTM’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments.

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

	September 30, 2004			June 30, 2004			December 31, 2003			September 30, 2003
(Dollars in thousands)	Interest Rate(1)		Principal Balance	Interest Rate(1)		Principal Balance	Interest Rate(1)		Principal Balance	Interest Rate(1)		Principal Balance
Medallion loans
New York	5.72%		$263,621	5.60%		$263,225	6.00%		$231,956	6.23%		$223,810
Chicago	6.29		51,222	6.37		34,591	6.74		26,542	7.08		25,266
Boston	7.30		18,930	7.41		16,659	7.54		15,491	7.85		14,089
Newark	9.15		7,325	9.35		7,102	9.52		7,744	9.51		7,867
Cambridge	7.18		4,772	7.28		4,592	7.20		4,076	7.48		3,297
Other	8.50		2,916	9.28		2,601	9.77		2,556	9.86		3,123

Total medallion loans	6.00		348,786	5.91		328,770	6.29		288,365	6.54		277,452

Deferred loan acquisition costs			843			939			905			860
Unrealized depreciation on loans			(1,216)			(1,093)			(1,058)			(1,069)

Net medallion loans			$348,413			$328,616			$288,212			$277,243

Commercial loans
Secured mezzanine	13.99%		$46,753	13.77%		$40,911	13.02%		$27,166	13.43%		$34,686
Asset based	7.47		46,488	6.97		40,275	7.23		18,179	6.50		21,976
SBA Section 7(a)	7.16		18,482	6.79		18,317	6.93		17,540	6.90		21,811
Other secured commercial	9.81		30,412	7.64		30,094	7.58		30,202	8.73		33,669

Total commercial loans	9.73		142,135	9.21		129,597	8.98		93,087	9.39		112,142

Deferred loan acquisition costs			807			794			741			759
Discount on SBA Section 7(a) loans sold			(1,098)			(981)			(998)			(364)
Unrealized depreciation on loans			(7,830)			(7,004)			(6,860)			(7,687)

Net commercial loans			$134,014			$122,406			$85,970			$104,850

Consumer loans
Marine	18.56%		$37,303	18.54%		$40,150	—%		$—	—%		$—
RV	18.74		16,050	18.73		16,511	—		—	—		—
Other	18.57		17,555	18.57		19,611	—		—	—		—

Total consumer loans	18.60		70,908	18.59		76,272	—		—	—		—

Deferred loan acquisition costs			25			—			—			—
Unrealized depreciation on loans			(3,543)			(3,833)			—			—

Net consumer loans			$67,390			$72,439			$—			$-

Equity investments	1.39%		$36,361	0.00%		$4,670	0.00%		$4,690	0.00%		$1,375

Unrealized appreciation (depreciation) on equities			(2,211)			356			287			221

Net equity investments			$34,150			$5,026			$4,977			$1,596

Investment securities	3.93%		$14,873	3.67%		$5,992	—%		$—	—%		$—

Premiums paid on purchased securities			541			198			—			—
Unrealized depreciation			(7)			(1)			—			—

Net investment securities			$15,408			$6,191			$—			$—

Investments at cost	8.00	% (2)	$613,063	8.46	% (2)	$545,302	6.95	% (2)	$386,142	7.36	% (2)	$390,968

Deferred loan acquisition costs			1,675			1,733			1,646			1,620
Discount on SBA Section 7(a) loans sold			(1,098)			(981)			(998)			(364)
Premiums paid on purchased securities			541			198			—			—
Unrealized appreciation (depreciation) on equities, investments and investments securities			(2,211)			355			287			221
Unrealized depreciation on loans			(12,588)			(11,930)			(7,918)			(8,756)

Net investments			$599,374			$534,679			$379,159			$383,689

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

(2)	The weighted average interest rate for the entire loan portfolio (medallion, commercial, and consumer loans) was 8.54%, 8.52%, 6.95%, and 7.36% as of September 30, 2004, June 30, 2004, December 31, 2003, and September 30, 2003.

INVESTMENT ACTIVITY

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net investments at beginning of period	$534,678,321	$377,176,405	$379,158,525	$356,246,444
Investments originated	82,464,946	50,652,267	228,132,400	188,621,260
Purchase of RV/Marine loan portfolio	(195)	—	80,631,534	—
CCU stock received in exchange for investment in Media	31,683,703	—	31,683,703	—
Repayments of investments	(42,579,736)	(44,347,442)	(114,411,378)	(167,788,292)
Transfers from (to) other assets	(492,029)	(1,050,394)	1,229,571	2,051,473
Net increase in unrealized appreciation (depreciation) (1) (2)	(3,223,114)	(2,973,010)	(2,923,795)	(7,576,270)
Net realized gains (losses) on investments (3)	(3,047,275)	4,546,182	(3,596,734)	12,329,418
Realized gains on sales of loans	331,685	87,967	730,126	803,666
Amortization of origination costs	(442,016)	(403,339)	(1,259,662)	(999,063)

Net increase in investments	64,695,969	6,512,231	220,215,765	27,442,192

Net investments at end of period	$599,374,290	$383,688,636	$599,374,290	$383,688,636

(1)	Net of unrealized depreciation related to MTM of $513,242, $2,826,604, $1,052,971, and $3,327,692 for the three and nine months ended September 30, 2004 and 2003, respectively, and for the 2004 periods, excludes $24,989,099 related to the gain on the Media exchange.

(2)	Excludes unrealized depreciation of $254,275, $304,879, $0, and $186,811 for the three and nine months ended September 30, 2004 and 2003, respectively, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

(3)	Excludes realized gains (losses) of ($5,841), $29,057, ($51,771) and ($182,540) for the three and nine months ended September 30, 2004 and 2003, respectively, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet, and realized gains of $269,015 for the three and nine months ended September 30, 2004 related to the sale of Japan.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at September 30, 2004 was 8.00% (8.54% for the loan portfolio), an increase of 105 basis points from 6.95% at December 31, 2003, and an increase of 64 basis points from 7.36% at September 30, 2003. The increases primarily reflected the impact of the higher yielding RV/Marine portfolio partially offset by the reduction in market interest rates in the traditional businesses over the last several years as borrowers refinance. The general rate decrease is partially mitigated by the sizable number of fixed-rate medallion loans which reprice at longer intervals, and the generally high yields including some at fixed rates, on the commercial portfolio. The Company expects to try to increase the percentage of commercial and consumer loans in the total portfolio, the origination of floating and adjustable-rate loans, and the level of non-New York medallion loans to enhance our yields.

Medallion Loan Portfolio

The Company’s medallion loans comprised 58% of the net portfolio of $599,374,000 at September 30, 2004, compared to 76% at December 31, 2003 and 72% at September 30, 2003. The medallion loan portfolio increased by $60,201,000 or 21% in 2004, reflecting increases in most markets, particularly in New York and Chicago. The increase in the New York market can be attributed to the conversion of participations into owned loans, the general increase in medallion values and related refinancings, and also to the recent auction of 300 medallions. The increase in the Chicago market primarily reflects efforts to increase our market share in this higher-yielding market. In 2004 and 2003, a portion of the growth reflected the repurchase of participations generated, complimented by new business and the conversion of owned medallions into earning assets. Total medallion loans serviced for third parties were $22,695,000, $36,245,000, and $32,742,000 at September 30, 2004, December 31, 2003, and September 30, 2003.

The weighted average yield of the medallion loan portfolio at September 30, 2004 was 6.00%, a decrease of 29 basis points from 6.29% at December 31, 2003 and 54 basis points from 6.54% at September 30, 2003. The decreases in yield primarily reflected the generally lower level of interest rates in the economy and the effects of borrower refinancings. At September 30, 2004, 24% of the medallion loan portfolio represented loans outside New York, compared to 20% at

December 31, 2003 and 19% at September 30, 2003. The Company continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

The Company’s commercial loans represented 22% of the net investment portfolio as of September 30, 2004, compared to 23% and 27% at December 31, 2003 and September 30, 2003. The commercial loan portfolio increased $48,043,000 or 56% in 2004, primarily reflecting increased loan originations in the mezzanine and asset-based loan portfolios, and the repurchase of participated commercial loans in the asset-based loan portfolio, since the removal of liquidity constraints in mid-year 2003. Total commercial loans serviced for third parties were $114,059,000, $138,643,000, and $144,395,000 at September 30, 2004, December 31, 2003, and September 30, 2003, and included $104,613,000, $117,548,000 and $124,806,000, respectively, related to the SBA Section 7(a) business.

The weighted average yield of the commercial loan portfolio at September 30, 2004, was 9.73%, an increase of 75 basis points from 8.98% at December 31, 2003, and an increase of 34 basis points from 9.39% at September 30, 2003. The increase in 2004 was primarily due to the higher origination volume in the high yielding mezzanine loan portfolio, partially offset by increased customer refinancing activities at lower rates. The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. At September 30, 2004, variable-rate loans represented approximately 58% of the commercial portfolio, compared to 58% and 51% at December 31, 2003 and September 30, 2003. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer loan portfolios

The Company’s consumer loans represented 11% of the net investment portfolio as of September 30, 2004. The existing portfolio was purchased on April 1, 2004 from an unrelated financial institution and the transaction closed May 6, 2004. The loans are collateralized by recreational vehicles, boats, and trailers in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average yield of the consumer loan portfolio at September 30, 2004, was 18.60%. Premium amortization was 2.29% for a net yield of 16.31%. At September 30, 2004, adjustable rate loans represented approximately 84% of the consumer portfolio. The Company started originating new adjustable rate RV/Marine loans in 21 states during the 2004 third quarter.

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

For the consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off to realized losses. If the collateral is repossessed, a realized loss is recorded to write the loan down to its net realizable value, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off as a realized loss, and any excess proceeds are recorded as a recovery or a realized gain. Upon final disposition, any losses are subject to subsequent recovery efforts. Consumer portfolio charge offs were $805,000 or 4.61% during the 2004 third quarter, and $1,367,000 or 5.17% for the 2004 nine months, which was lower than what is expected in future quarters. All collection, repossession, and recovery efforts are handled on behalf of MB by the servicer.

The following table shows the trend in loans 90 days or more past due:

Dollars in thousands	September 30, 2004		June 30, 2004			December 31, 2003			September 30, 2003
Medallion loans	$6,665	1.2%	$8,791	2.1	%(1)	$4,569	1.2	%(1)	$5,258	1.4	%(1)

Commercial loans
Secured mezzanine	8,122	1.5	10,860	2.0		7,543	2.0		10,682	2.7
SBA Section 7(a)	2,041	0.3	2,504	0.8		4,143	1.1		5,279	1.4
Asset-based receivable	—	0.0	—	0.0		—	0.0		—	0.0
Other secured commercial	3,365	0.6	3,191	0.8		2,842	0.7		2,990	0.8

Total commercial loans	13,528	2.4	16,555	3.6		14,528	3.8		18,951	4.8

Consumer loans	424	0.1	226	0.0		—	0.0		—	0.0

Total loans 90 days or more past due	$20,617	3.7%	$25,572	5.7%		$19,097	5.0%		$24,209	6.2%

(1)	Percentage is calculated against the total loan portfolio.

In general, collection efforts during the past 3 years since the establishment of our collection department have substantially contributed to the sizable reduction in overall delinquencies. The decrease in medallion delinquencies primarily represented improvements in business for many fleet owners and individual drivers. The increase from year end was concentrated in the Chicago medallion portfolio, is viewed as a temporary spike, and remains at a relatively low historical level. The increase in secured mezzanine financing delinquencies primarily reflected the impact of the economy on certain concession and media properties, some of which is believed to be of temporary nature, and is not unusual given the nature of this kind of business and the current stage of the economic cycle. The decrease compared to a year ago primarily reflected the conversion of a $3,621,000 loan into an equity position in a portfolio investment, and chargeoffs taken. The continued improvement in the trend of delinquencies in the SBA Section 7(a) portfolio, and the relatively low level of delinquencies in the other commercial secured loan portfolio primarily reflected management’s efforts to collect and restructure nonperforming loans, and the foreclosure of certain loans, transferring them to other assets. Included in the SBA Section 7(a) delinquency figures are $288,000, $289,000, $845,000, and $983,000 at September 30, 2004, June 30, 2004, December 31, 2003, and September 30, 2003, respectively, which represent loans repurchased for the purpose of collecting on the SBA guarantee. The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

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

The following table presents credit-related information for the investment portfolios for the periods shown below:

	September 30, 2004	June 30, 2004	December 31, 2003	September 30, 2003
Total loans
Medallion loans	$348,412,907	$328,616,456	$288,211,557	$277,242,543
Commercial loans	134,013,635	122,405,715	85,970,205	104,849,594
Consumer loans	67,389,895	72,438,909	—	—

Total loans	549,816,437	523,461,080	374,181,762	382,092,137
Equity investments (1)	34,150,233	5,026,303	4,976,763	1,596,499
Investment securities	15,407,620	6,190,938	—	—

Net investments	$599,374,290	$534,678,321	$379,158,525	$383,688,636

Net unrealized appreciation (depreciation) on investments
Medallion loans	($1,215,962)	($1,093,310)	($1,058,196)	($1,069,395)
Commercial loans	(7,828,969)	(7,003,609)	(6,859,595)	(7,686,443)
Consumer loans	(3,542,766)	(3,833,370)	—	—

Total loans	(12,587,697)	(11,930,289)	(7,917,791)	(8,755,838)
Equity investments	(2,203,832)	354,079	287,045	221,345
Investment securities	6,866	931	—	—

Total net unrealized appreciation (depreciation) on investments	($14,798,395)	($11,575,279)	($7,630,746)	($8,534,493)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(0.35%)	(0.33%)	(0.37%)	(0.39%)
Commercial loans	(5.52)	(5.41)	(7.39)	(7.33)
Consumer loans	(4.99)	(5.03)	—	—
Total loans	(2.24)	(2.23)	(2.07)	(2.29)
Equity investments	(12.51)	7.58	6.12	13.86
Investment securities	(0.02)	0.02	—	—
Net investments	(2.41)	(2.12)	(1.97)	(2.22)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Realized gains (losses) on loans and equity investments
Medallion loans	($112)	($60,000)	$2,184	($104,219)
Commercial loans	(2,242,481)	(316,315)	(2,541,332)	(1,332,863)
Consumer loans	(804,932)	—	(1,366,951)	—

Total loans (3)	(3,047,525)	(376,315)	(3,906,099)	(1,437,082)
Equity investments	269,407	4,870,726	613,419	13,583,960
Investment securities	(5,983)	—	(5,983)	—

Total realized gains (losses) on loans and equity investments	($2,784,101)	$4,494,411	($3,298,663)	$12,146,878

Realized gains (losses) as a % of average balances outstanding
Medallion loans	0.00%	(0.09%)	0.00%	(0.05%)
Commercial loans	(7.01)	(1.19)	(3.04)	(1.73)
Consumer loans	(4.61)	—	(5.17)	—
Total loans	(2.24)	(0.40)	(1.11)	(0.53)
Equity investments	15.60	764.34	14.31	337.63
Investment securities	(0.16)	—	(0.12)	—
Net investments	(1.97)	4.69	(0.92)	4.41

(1)	Represents common stock and warrants held as investments.

(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par value.

(3)	Includes realized gains (losses) of ($5,841), $29,057, ($51,771), and ($182,540) for the three and nine months ended September 30, 2004 and 2003, respectively, related to foreclosed properties which are carried in other assets on the consolidated balance sheet.

Equity Investments

Equity investments were 6%, 1%, and 1%, of the Company’s total portfolio at September 30, 2004, December 31, 2003, and September 30, 2003. Equity investments are comprised of common stock and warrants, primarily held by MCI. The increase in equity investments during the 2004 third quarter primarily reflected the receipt of 933,521 shares of common stock of CCU in a tax-free exchange for 100% of our ownership interest in Media. The increase in equity cost from September 30, 2003 primarily reflected the conversion of a $3,621,000 loan into an equity position in a portfolio investment.

Investment Securities

Investment securities were 3% of the Company’s total portfolio at September 30, 2004, and represent a new investment category during the 2004 first quarter. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by MB to better utilize required cash liquidity.

Investment in and loans to MTM

The investments and loans to MTM represent the Company’s investment in its taxicab advertising business, including contributed capital, the Company’s share of accumulated losses, and intercompany loans provided to MTM for operating capital. These investments were sold in their entirety during the 2004 third quarter.

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

The September 13, 2002 amendments repriced the bank loans to 5.25% for the Company and 4.75% for MFC, and repriced MFC’s senior secured notes to 8.85%. In addition to the interest rate charges, approximately $15,980,000 had been incurred through September 30, 2004 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which $123,000 and $63,000 was expensed as part of costs of debt extinguishment during the three and nine months ended September 30, 2003, and $433,000, $1,178,000, $312,000, and $1,995,000 was expensed as part of interest expense during the three and nine months ended September 30, 2004 and 2003. The balance of $998,000, which relates solely to the MLB Line, will be charged to interest expense over the remaining term of the line of credit.

The Company’s cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Notes 4 and 5 to the consolidated financial statements for details on the terms of all outstanding debt. The Company’s debentures issued to the SBA typically have terms of ten years.

The Company measures its borrowing costs as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the 2004 and 2003 third quarter and nine months. Average balances have increased from a year ago, primarily reflecting the establishment of MB and its resulting growth, and the funding needs to support the growth in the Company’s other investment portfolios. The decline in borrowing costs reflected the utilization of the lower cost revolving line of credit with MLB, the raising of low-cost deposits by MB, and the trend of declining interest rates in the economy, partially offset by higher cost bank debt and related renewal expenses, and additional long-term SBA debt also at higher rates.

	Three months ended			Nine months ended
	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
September 30, 2004
Floating rate borrowings	$2,493,258	$231,935,000	4.28%	$6,158,612	$209,644,000	3.92%
Fixed rate borrowings	2,033,317	231,092,000	3.50	4,922,050	177,337,000	3.71

Total	$4,526,575	$463,027,000	3.89	$11,080,662	$386,981,000	3.83

September 30, 2003 (1)
Floating rate borrowings	$1,840,736	$205,945,000	3.55%	$6,074,940	$190,071,000	4.27%
Fixed rate borrowings	971,067	56,281,000	6.85	3,263,850	63,225,000	6.90

Total	$2,811,803	$262,226,000	4.25	$9,338,790	$253,296,000	4.93

(1)	Included in interest expense in the 2003 first quarter was $538,000 of interest reversals. Adjusted for this amount, the floating rate borrowings average borrowing costs would have been 4.65%, and the total average borrowing costs would have been 5.21% in the 2003 nine months.

The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under SBIA and SBA regulations. The Company believes that financing operations primarily with short-term floating rate secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain hedging strategies. At September 30, 2004, December 31, 2003, and September 30, 2003, short-term floating rate debt constituted 51%, 80%, and 80% of total debt, respectively.

Taxicab Advertising

In addition to its finance business, the Company also conducted a taxicab rooftop advertising business primarily through Media, which began operations in November 1994, and ceased operations upon the merger of Media with and into a subsidiary of CCU, and the sale of Japan to its management. See Note 3 to the financial statements for additional information. Media’s revenue was affected by the number of taxicab rooftop advertising displays showing advertisements, and the rate charged customers for those displays, which totaled 6,800 in the US at the date of sale. Although Media was a wholly-owned subsidiary of the Company, its results of operations were not consolidated with the Company’s operations because SEC regulations prohibit the consolidation of non-investment companies with investment companies.

During the last three years, Media’s operations were constrained by a very difficult advertising environment that resulted from the September 11, 2001 terrorist attacks and a general economic downturn, compounded by the rapid expansion of taxicab tops inventory that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue.

In July 2001, through its subsidiary MMJ, the Company acquired certain assets and assumed certain liabilities of a taxi advertising operation similar to those operated by Media in the US, which had advertising rights on approximately 4,800 cabs servicing various cities in Japan. The terms of the agreement provided for an earn-out payment to the sellers based on average net income over the next three years. MMJ accounted for approximately 6% and 4% of MTM’s combined revenue during 2004 and 2003.

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

The Company’s investment in MTM, as a wholly-owned portfolio investments, were also subject to quarterly assessments of its fair value. The Company used MTM’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine months Ended September 30,
Dollars in thousands	2004	2003	2004	2003
Statement of operations
Investment income	$10,978	$6,694	$27,864	$19,690
Interest expense	4,527	2,812	11,081	9,339

Net interest income	6,451	3,882	16,783	10,351
Noninterest income	928	994	2,549	3,569
Operating expenses	4,973	4,211	14,368	12,639

Net investment income before taxes	2,406	665	4,964	1,281
Income tax provision	566	22	1,674	41

Net investment income after taxes	1,841	643	3,289	1,240
Net realized gains (losses) on investments	(2,784)	4,494	(3,299)	12,147
Net change in unrealized appreciation (depreciation) on investments (1)	20,999	(4,026)	18,934	(11,091)

Net increase in net assets resulting from operations	$20,055	$1,111	$18,925	$2,296

Per share data
Net investment income after taxes	$0.10	$0.03	$0.18	$0.07
Net realized gains (losses) on investments	(0.16)	0.24	(0.19)	0.67
Net change in unrealized appreciation on investments	1.18	(0.22)	1.06	(0.61)
Other	(0.01)	0.01	(0.01)	0.00

Net increase (decrease) in net assets resulting from operations	1.11	0.06	1.04	0.13

Dividends declared per share	($0.10)	($0.05)	($0.26)	(0.09)

Weighted average common shares outstanding
Basic	18,075,879	18,245,228	18,144,724	18,243,570
Diluted	18,456,246	18,517,491	18,540,732	18,355,123

Balance sheet data
Net investments			$599,374	$383,689
Total assets			658,021	431,042
Total borrowed funds			472,516	260,914
Total liabilities			484,626	267,562
Total shareholders’ equity			173,395	163,480

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Selected financial ratios and other data
Return on average assets (ROA) (2)
Net investment income after taxes	1.16%	0.59%	0.80%	0.39%
Net increase in net assets resulting from operations	12.65	1.02	4.59	0.72
Return on average equity (ROE) (3)
Net investment income after taxes	4.56	1.57	0.76	1.03
Net increase in net assets resulting from operations	49.62	2.70	15.78	1.89

Weighted average yield	7.59%	6.83%	8.51%	7.05%
Weighted average cost of funds	3.16	2.91	3.98	3.36

Net interest margin (4)	4.43%	3.92	4.53	3.69

Noninterest income ratio (5)	0.65%	1.04%	0.71%	1.30%
Operating expense ratio (6)	3.50	4.40	3.99	4.59

As a percentage of net investment portfolio
Medallion loans			58%	72%
Commercial loans			22	27
Consumer loans			11	—
Equity investments			6	1
Investment securities			3	—

Investments to assets (7)			91%	89%
Equity to assets (8)			26	38
Debt to equity (9)			273	160

(1)	Net changes in unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of the Company’s investments including foreclosed properties, and also including the results of operations for MTM, where applicable.

(2)	ROA represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations, divided by average total assets.

(3)	ROE represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations divided by average shareholders’ equity.

(4)	Net interest margin represents net interest income for the year divided by average interest earning assets.

(5)	Noninterest income ratio represents noninterest income divided by average interest earning assets.

(6)	Operating expense ratio represents operating expenses divided by average interest earning assets.

(7)	Represents net investments divided by total assets as of September 30.

(8)	Represents total shareholders’ equity divided by total assets as of September 30.

(9)	Represents total debt (floating rate and fixed rate borrowings) divided by total shareholders’ equity as of September 30.

CONSOLIDATED RESULTS OF OPERATIONS

2004 Third Quarter and Nine Months compared to the 2003 Periods

Net increase in net assets resulting from operations was $20,055,000 or $1.09 per diluted common share and $18,925,000 or $1.02 per share in the 2004 third quarter and nine months, up $18,944,000 and $16,629,000 from $1,111,000 or $0.06 per share and $2,296,000 or $0.13 per share in the 2003 third quarter and nine months, primarily reflecting the unrealized appreciation associated with the exchange of our investment in Media for stock of Clear Channel, partially offset by realized and unrealized depreciation on certain mezzanine investments. The year-to-date period also reflected the increased net interest income resulting from the RV/Marine portfolio purchase, partially offset by higher taxes and higher operating expenses associated with servicing these acquired assets, and the realized gains associated with the sale of Select Comfort. Net investment income after taxes was $1,841,000 or $0.10 per diluted common share and $3,289,000 or $0.18 per share in the 2004 third quarter and nine months, up $1,198,000 and $2,049,000 from $643,000 or $0.03 per share and $1,240,000 or $0.07 per share in the 2003 third quarter and nine months.

Investment income was $10,978,000 and $27,864,000 in the 2004 third quarter and nine months, up $4,285,000 or 64% and $8,174,000 or 42% from $6,693,000 and $19,690,000 in the year ago periods, primarily reflecting $2,880,000 and $6,184,000 in income earned on the newly purchased RV/Marine portfolio. Excluding that, investment income increased $1,405,000 or 21% and $1,990,000 or 10% compared to the year ago quarter and nine months, primarily reflecting the growth in the other investment portfolio’s, partially offset by lower investment yields. The yield on the investment portfolio was 7.59% and 8.50% in the 2004 third quarter and nine months, up 11% and 21% from yields of 6.83% and 7.04% in the year ago periods, reflecting the impact of the higher yielding RV/Marine portfolio, partially offset by the reduction in market interest rates in the traditional businesses over the last several years as borrowers refinance. The yield on the investment portfolio excluding the RV/Marine portfolio purchase was 6.36% and 6.98% in the 2004 three and nine months, down 7% and 1% from the comparable 2003 periods. Average investments outstanding were $569,270,000 and $485,896,000 in the quarter and nine months, ($499,805,000 and $450,555,000 excluding the RV/Marine portfolio) up 48% and 31% from $383,585,000 and $371,990,000 in the year ago periods (up 30% and 21% excluding the RV/Marine portfolio), primarily reflecting RV/Marine purchase and growth in most other portfolios.

Medallion loans were $348,413,000 at quarter end, up $71,170,000 or 26% from $277,243,000 a year ago, representing 58% of the investment portfolio compared to 72% in 2003, and were yielding 6.00% compared to 6.54% a year ago, a decrease of 8%. The increase in outstandings primarily reflected efforts to book new business and repurchase certain participations, primarily in the New York City and Chicago markets, to maximize the utilization of the lower cost MLB line. As medallion loans renewed during the year and new business was booked, they were priced at generally lower current market rates. The commercial loan portfolio was $134,014,000 at quarter end, compared to $104,850,000 a year ago, an increase of $29,164,000 or 28%, and represented 22% of the investment portfolio compared to 27% in 2003. Commercial loans yielded 9.73% at quarter end, compared to 9.39% a year ago, reflecting the increases in market interest rates during the quarter. The increase in commercial loans was concentrated in asset based receivables and high-yield mezzanine loans, partially offset by decreases in loans in the other commercial categories. The new consumer loan portfolio of $67,390,000 represented 11% of the investment portfolio at quarter end, and yielded 18.60%. Equity investments were $34,150,000, up $32,554,000 from a year ago, reflecting the receipt of Clear Channel common stock for our ownership interest in Media, and represented 6% of the investment portfolio and had a dividend yield of 1.39% at quarter end. Investment securities of $15,408,000, or 3% of the investment portfolio, represented more liquid investments in 2004 required by MB, and yielded 3.93%. See page 23 for a table which shows balances and yields by type of investment.

Interest expense was $4,527,000 and $11,081,000 in the 2004 third quarter and nine months, up $1,715,000 or 61% and up $1,742,000 or 19% from $2,812,000 and $9,339,000 in the 2003 third quarter and nine months. Included in interest expense in 2004 was $433,000 and $1,148,000 related to the amortization of debt origination costs on the ML Line, compared to $313,000 and $1,994,000 in 2003, which was partially offset by $543,000 of interest reversals in the nine months. The increases in interest expense were due primarily to higher average borrowed funds outstanding, partially offset by lower borrowing costs. Average debt outstanding was $460,392,000 and $383,158,000 in the quarter and nine months, compared to $262,227,000 and $253,296,000 in the year ago periods, increases of 76% and 51%, reflecting the newly raised brokered CD’s, increased utilization of the ML Line, and other borrowings used to fund the RV/Marine portfolio purchase and other investment growth. The cost of borrowed funds was 3.36% and 3.25% in the quarter and nine months, compared to 3.70% and 3.98% a year ago, decreases of 9% and 18%, primarily attributable to the increased utilization of low cost brokered deposit financing and the lower cost ML Line. Approximately 51% of the Company’s debt was short-term and floating or adjustable rate at quarter end, compared to 80% a year ago. See page 31 for a table which shows average balances and cost of funds for the Company’s funding sources.

Net interest income was $6,451,000 and $16,783,000, and the net interest margins were 4.43% and 4.53%, for the 2004 quarter and nine months, up $2,569,000 or 66% and $6,432,000 or 62% from $3,882,000 and $10,351,000 in the 2003 periods, which represented net interest margins of 3.92% and 3.69% for the 2003 periods, all reflecting the items discussed above.

Noninterest income was $928,000 and $2,548,000 in the 2004 third quarter and nine months, down $66,000 or 7% and $1,022,000 or 29% from $994,000 and $3,570,000 in the year ago periods. Gains on the sale of loans were $332,000 and $730,000 in the 2004 quarter and nine months, up $244,000 from $88,000 in the quarter, and down $74,000 or 9% from $804,000 in the nine months, which included $179,000 of gains from the sale of $3,815,000 of unguaranteed portions of the SBA portfolio. During 2004, $3,508,000 and $7,930,000 of guaranteed loans were sold under the SBA program in the quarter and nine months, compared to $1,095,000 and $6,778,000 in 2003, an increase of 17% year-to-date. The increase in gains on sale under the SBA program primarily reflected the pickup in loan origination and sales activities as new loan originators began producing, as well as higher market-determined net premiums received on the sales in 2004. Other income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was $597,000 and $1,818,000 in the 2004 third quarter and nine months, compared to $906,000 and $2,766,000 in the year ago periods, decreases of $309,000 and $948,000, both down 34%. Included in the 2004 periods was a $123,000 reclassification of expense reimbursements to operating expenses, and included in the 2003 quarter was $132,000 from deal-termination fees, and also in the nine months was $300,000 related to reversing a portion of the servicing asset impairment reserve which was no longer required due to improved prepayment patterns in the servicing asset pools. Excluding those items, the decreases generally reflected lower servicing fee income from the SBA (7) a business and lower fee income from prepayments and other refinancing activities.

Operating expenses were $4,973,000 and $14,368,000 in the 2004 third quarter and nine months, compared to $4,211,000 and $12,639,000 in the 2003 periods, increases of $762,000 or 18% and $1,729,000 or 14%. Salaries and benefits expense was $2,463,000 and $7,168,000 in the quarter and nine months, up $393,000 or 19% and $224,000 or 3% from $2,070,000 and $6,944,000 in the 2003 periods, primarily reflecting higher levels of salaries and increased headcount in 2004, which in the nine months was partially offset by 2003 severance accruals for terminated employees. Professional fees were $308,000 and $1,311,000 in the 2004 periods, down $123,000 or 29% and up $492,000 or 60% from $431,000 and $819,000 in the 2003 periods, primarily reflecting increased legal and accounting costs, including costs related to the Company’s compliance with Sarbanes-Oxley, and in the current quarter was partially offset by expense reimbursements for professional fees associated with the Media sale. Other operating expenses of $2,202,000 and $5,890,000 in the 2004 quarter and nine months were up $493,000 or 29% and $1,014,000 or 21% from $1,709,000 and $4,876,000 in 2003, primarily reflecting a higher level of operating expenses, mostly due to the growth of MB, including the newly incurred service costs for the RV/Marine portfolio, and a lower level of capitalized expenses related to loan origination activity.

Income tax expenses were $566,000 and $1,674,000 in the quarter and nine months, compared to $22,000 and $41,000 in the year ago periods, primarily reflecting MB’s provision for taxes.

Net unrealized appreciation on investments was $20,998,000 and $18,934,000 in the 2004 third quarter and nine months, compared to depreciation of $4,026,000 and $11,091,000 in the year ago periods, improvements of $25,024,000 and $30,025,000. During the 2004 third quarter, the Company exchanged its investment in Media for common stock of Clear Channel, resulting in an unrealized gain of $24,989,000. Net unrealized depreciation net of the exchange gain and Media’s pre-sale operations was $3,477,000 and $3,229,000 in the 2004 quarter and nine months, compared to $2,973,000 and $7,763,000 in the 2003 periods, an increase of $504,000 and an improvement of $4,534,000. Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2004 third quarter activity resulted from net decreases in the valuation of equity investments of $2,566,000 ($2,506,000 for the nine months), net unrealized depreciation on loans of $3,426,000 ($4,129,000 in the nine months), and net unrealized depreciation of $254,000 ($305,000 in the nine months) on foreclosed property, partially offset by the reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $2,769,000 ($3,711,000 for the nine months). The 2003 third quarter activity resulted from the reversals of unrealized appreciation associated with appreciated equity investments that were sold of $3,752,000 ($7,744,000 for the nine months) and net unrealized depreciation of $187,000 for the nine months on foreclosed property, partially offset by net unrealized appreciation on loans and equities of $395,000 ($3,213,000 of depreciation for the nine months), reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $384,000 ($1,524,000 for the nine months), and increases in the valuation of equity investments of $1,857,000 for the nine months.

Also included in unrealized appreciation (depreciation) on investments were the net losses of the MTM divisions of the Company prior to their sale during the 2004 third quarter. MTM generated net losses of $513,000 and $2,827,000 in 2004 third quarter and nine months, improvements of $540,000 or 51% and $501,000 or 15% from net losses of $1,053,000 and $3,328,000 in the 2003 periods. Included in the 2003 third quarter was a $324,000 reversal of accrued fleet costs which resulted from continued contract renegotiations, and in the nine months was an $835,000 net gain from the settlement of a lawsuit with one of our fleet operators, partially offset by a $398,000 writeoff of damaged/missing tops. The Company’s investment in Media was exchanged for stock in Clear Channel, as described above, and Japan was sold to its management which, resulted in a realized gain of $255,000.

The Company’s net realized loss on investments was $2,784,000 and $3,299,000 in the 2004 third quarter and nine months, compared to gains of $4,494,000 and $12,147,000 for the 2003 periods, reflecting the above, and net direct chargeoffs of $278,000 ($202,000 in the nine months) and direct losses on sales of foreclosed property of $6,000 ($30,000 of direct gains in the six months), partially offset by direct gains on sales of equity investments of $269,000 ($584,000 for the nine months). The 2003 activity reflected the above and direct gains on sales of equity investments of $1,170,000 in the quarter ($6,025,000 for the nine months) and by net recoveries of $8,000 ($83,000 for the nine months), partially offset by $52,000 of realized losses on foreclosed properties in both periods.

The Company’s net realized/unrealized gains on investments were $18,214,000 and $15,635,000 in the 2004 third quarter and nine months, compared to gains of $468,000 and $1,056,000 for the 2003 periods, reflecting the above.

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

In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving line of credit or issued as certificates of deposit, for terms of up to five years. The Company had outstanding SBA debentures of $64,435,000 with a weighted average interest rate of 5.78%, constituting 14% of the Company’s total indebtedness as of September 30, 2004. Also, portions of the adjustable rate debt with Banks reprice at intervals of as long as 36 months, further mitigating the immediate impact of changes in market interest rates.

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

	Cumulative rate gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter
September 30, 2004 (2)	39,130	71,244	68,205	98,795	171,171	176,234	131,490
December 31, 2003 (2)	(61,987)	(6,176)	104,121	123,280	181,851	189,272	141,674
December 31, 2002	(24,529)	38,168	116,363	129,245	141,889	149,975	140,526

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was 6%, (14%), and (6%) as of September 30, 2004, December 31, 2003, and December 31, 2002.

(2)	Adjusted for the medallion loan 40% prepayment assumption results in cumulative one year positive interest rate gap and related ratio of $135,613,000 or 22% and $19,136,000 or 4% for September 30, 2004 and December 31, 2003, respectively.

Liquidity and Capital Resources

Our sources of liquidity are the revolving line of credit with MLB, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, participations or sales of loans to third parties, and our ability to raise brokered certificates of deposit through MB. As a RIC in 2001 and earlier years, and as expected for 2004 and later years, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. In September 2002, the Trust entered into a $250,000,000 revolving line of credit with MLB for the purpose of funding medallion loans acquired from MFC and others. At September 30, 2004, $23,086,000 of this line was available for future use. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $6,800,000 could be raised by MB to fund future loan origination activity. In addition, MB as a non-RIC subsidiary of the Company is allowed (and for three years required) to retain all earnings in the business to fund future growth. In May 2001, the Company applied for and received $72,000,000 of additional funding with the SBA ($113,400,000 to be committed by the SBA in total), subject to the infusion of additional equity capital into the respective subsidiaries, and in December 2003, an additional $8,000,000 of funding was committed by the SBA, free from any additional equity capital contribution. At September 30, 2004, $15,565,000 is available under these commitments ($7,500,000 of which requires a capital contribution from the Company of 2,500,000), $8,065,000 of which requires no capital contribution. Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits. Lastly, approximately $12,153,000 was available at September 30, 2004 under a loan sale agreement that MBC has with a participant bank, and $5,300,000 is available under a revolving credit agreement with a commercial bank.

The components of our debt were as follows at September 30, 2004:

	Balance	Percentage	Rate (1)
Revolving line of credit	$226,914,000	48%	3.65%
Certificates of deposits	168,095,000	35	2.25
SBA debentures	64,435,000	14	5.78
Notes payable to banks	13,072,000	3	4.55

Total outstanding debt	$472,516,000	100%	3.47

(1)	Weighted average contractual rate as of September 30, 2004.

The Company values its portfolio at fair value as determined in good faith by management and approved by the Board of Directors in accordance with the Company’s valuation policy. Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely. The Company records unrealized appreciation on equities if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, the Company’s security has also appreciated in value. Without a readily ascertainable market value, the estimated value of the Company’s portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. The Company adjusts the valuation of the portfolio quarterly to reflect management’s estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in the Company’s statement of operations as net unrealized appreciation (depreciation) on investments. The Company’s investment in MTM, as wholly-owned portfolio investments, was also subject to quarterly assessments of its fair value. The Company used MTM’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have positively impacted net increase (decrease) in net assets resulting from operations as of at September 30, 2004 by approximately $802,000 on an annualized basis, compared to $822,000 as of December 31, 2003, and the impact of such an immediate 1% change over a one year period would have been $463,000 compared to ($112,000) for 2003. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2004.

(Dollars in thousands)	The Company	MFC	BLL	MCI	MBC	FSVC	MB	Total 9/30/04	12/31/03
Cash	$3,586	$2,837	$872	$581	$1,899	732	$17,644	$28,150	$47,676
Bank loans (1)	15,000							15,000	—
Amounts undisbursed	5,300							5,300	—
Amounts outstanding	9,700	3,372						13,072	7,583
Average interest rate	4.75%	3.98%						4.55%	3.87%
Maturity	4/05	6/07						4/05-6/07	5/04-6/07
Lines of Credit (2)		250,000						250,000	250,000
Amounts undisbursed		23,086						23,086	27,064
Amounts outstanding		226,914						226,914	222,936
Average interest rate		3.65%						3.65%	2.54%
Maturity		9/05						9/05	9/05
SBA debentures (3)				36,000		44,000		80,000	80,000
Amounts undisbursed				7,500		8,065		15,565	23,065
Amounts outstanding				28,500		35,935		64,435	56,935
Average interest rate				5.40%		6.08%		5.78%	5.93%
Maturity				9/11-3/14		9/11-9/13		9/11-3/14	9/11-3/14
Certificates of deposit							168,095	168,095
Average interest rate							2.25%	2.25%
Maturity							10/04-5/09	10/04-5/09

Total cash and remaining amounts undisbursed under credit facilities	$8,886	$25,923	$872	$8,081	$1,899	$8,797	$17,644	$72,101	$97,804

Total debt outstanding	$9,700	$230,286	$—	$28,500	$—	$35,935	$168,095	$472,516	$287,454

(1)	On April 30, 2004 Financial established a $15,000,000 line of credit with Sterling National Bank secured by certain loans of MBC and other affiliates.

(2)	Line of credit with MLB for medallion lending. Line extended on September 12, 2003 until September 2005 at improved pricing, fees, terms, and conditions.

(3)	MCI has $7,500,000 under the approved commitment from the SBA which may be drawn down through May, 2006, upon submission of a request for funding by the Company and its subsequent acceptance by the SBA. FSVC has a commitment of $8,065,000 from the SBA, which expires in December 2008. In the 2004 third quarter, MCI pulled down an additional $1,500,000 under their commitment.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). The provisions of SFAS No. 149 that relate to SFAS No. 133 and No. 138 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133 and No. 138, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying financing component to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated above and for hedging relationships designated after June 30, 2003. In addition, except as stated above, all provisions of SFAS No.149 should be applied prospectively. The Company does not expect this standard to have a material impact on its consolidated financial condition or results of operations.

Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of November 8, 2004, there were approximately 115 holders of record of the Company’s common stock.

On November 8, 2004, the last reported sale price of our common stock was $8.97 per share. Historically, our common stock has traded at a premium to net asset value per share, and although there can be no assurance, the Company anticipates that its stock will again trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s common stock on the Nasdaq National Market.

	HIGH	LOW
2004
Third Quarter	$9.19	$6.78
Second Quarter	9.03	7.46
First Quarter	9.25	7.91

2003
Fourth Quarter	$9.49	$6.49
Third Quarter	7.08	6.28
Second Quarter	7.03	3.70
First Quarter	4.82	3.19

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
December 1 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through March 31, 2004	85,517	8.32	85,517	9,188,675
April 1 through June 30, 2004	35,000	8.61	35,000	8,887,280
July 1 through September 30, 2004	300,000	9.00	300,000	6,181,280

Total	431,333	8.85	431,333	—

(1)	The Company publicly announced its Stock Repurchase Program in a press release dated November 5, 2003. The Board of Directors approved the repurchase of up to $10,000,000 of the Company’s outstanding common stock. The Board of Directors did not set an expiration date for the Stock Repurchase Program.

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

In order to be taxed as a RIC in 2001 and earlier years, and as expected for 2004 and later years, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. At September 30, 2004, we had $23,086,000 available under the Company’s revolving line of credit with MLB, $15,565,000 available under outstanding commitments from the SBA, $12,153,000 available under a loan sale agreement with a participant bank, $6,800,000 of additional deposits can be raised by MB at existing capital levels, and $5,300,000 is available under a revolving credit agreement with a commercial bank.

We may have difficulty raising capital to finance our planned level of lending operations.

Although the Company has demonstrated an ability to meet significant debt amortization requirements in the last two years, has received approval to operate MB and begin raising federally-insured deposits, and has several refinancing options in progress and under consideration, there can be no assurance that additional funding sources to meet amortization requirements or future growth targets will be successfully obtained. See the additional discussion related to the credit facilities and note agreements in the Liquidity and Capital Resources section on page 38.

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

Although we have diversified from the New York City area, a significant portion of our taxicab advertising and loan revenue is derived from New York City taxicabs and medallion loans collateralized by New York City taxicab medallions. An economic downturn in the New York City taxicab industry could lead to an increase in defaults on our medallion loans. There can be no assurance that we will be able to sufficiently diversify our operations geographically.

An economic downturn could result in certain of our commercial loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us, and increasing the level of delinquencies, defaults, and loan losses in our commercial loan portfolio. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at September 30, 2004 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

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

Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. At September 30, 2004, our net unrealized depreciation on investments was approximately $14,798,000 or 2.41% of our net investment portfolio. Based upon current market conditions and current loan-to-value ratios, management believes, and our Board of Directors concurs, that the net unrealized depreciation on investments is adequate to reflect the fair value of the portfolio.

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

A significant portion of our taxicab advertising and loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10% each year. However, for sustained periods during that time, taxicab medallions have declined in value. During 2004, the value of New York City taxicab medallions increased by approximately 28% for individual medallions and 25% for corporate medallions.

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

The Internal Revenue Code’s diversification requirements may limit our ability to expand our business.

These requirements provide that to qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities (other than US Government securities or securities of other RICs) of any one issuer. While our investments in RIC subsidiaries are not subject to this diversification test so long as these subsidiaries qualify as RICs, our investments in CCU and MB would be subject to this test, and could impact requalification as a RIC.

The merger of Media into CCU in exchange for stock created a diversification issue as well, as it represents 15% of the Company’s RIC assets. The level of the investment will need to be monitored to ensure it remains within the diversification guidelines.

Additionally the Company’s investment in MB, while representing only 16% of the Company’s total RIC assets at September 30, 2004, currently falls well within the guidelines of the 25% test described above. However, as an anticipated future growth vehicle of the Company, the investment in MB will need to be monitored for continued compliance with the test.

The fair value of the collateral appreciation participation loan portfolio at September 30, 2004 was $19,232,000, which represented 7% of MFC’s total RIC assets, and the owned medallion portion was $6,082,000 or 2% of total assets. We will continue to monitor the levels of these asset types in conjunction with the diversification tests, assuming we re-qualify for RIC status.

Our past use of Arthur Andersen LLP as our independent auditors may pose risks to us and also limit your ability to seek potential recoveries from them related to their work.

Effective July 29, 2002, the Company dismissed its independent auditors, Arthur Andersen LLP (Andersen), in view of recent developments involving Andersen.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2004 and December 31, 2003 and (ii) no change in internal control over financial reporting occurred during the quarters ended September 30, 2004 and 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2003, the Board of Directors authorized the Company to repurchase up to $10,000,000 of its common stock. As of September 30, 2004, the Company had repurchased a total of 431,333 shares of its common stock for an aggregate purchase price of $3,818,720. Thus, the Company is authorized to repurchase an additional $6,181,280 of its common stock. The repurchased shares are held in treasury stock.

ITEM 6.	EXHIBITS

(A) REPORTS ON FORM 8-K

1.	On August 5, 2004, the Company filed a Current Report on Form 8-K, announcing by press release the financial results for the quarter ended June 30, 2004.

2.	On August 26, 2004, the Company filed a Current Report on Form 8-K, announcing a change in the Company’s independent public accounting firm.

3.	On September 7, 2004, the Company filed a Current Report on Form 8-K, announcing by press release the signing of an Agreement and Plan of Merger to merge the Company’s wholly-owned subsidiary, Medallion Taxi Media, Inc., with and into a subsidiary of Clear Channel Communications, Inc.

4.	On September 10, 2004, the Company filed a Current Report on Form 8-K, announcing its entry into a material definitive agreement to merge the Company’s wholly-owned subsidiary, Medallion Taxi Media, Inc., with and into a subsidiary of Clear Channel Communications, Inc., together with a copy of the Agreement and Plan of Merger, dated September 3, 2004.

(B) EXHIBITS

Number	Description

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

MEDALLION FINANCIAL CORP.

Date:	November 9, 2004

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and Chief Financial Officer
Signing on behalf of the registrant as principal financial and accounting officer