Form 10-K
period 2004-12-31
MEDALLION FINANCIAL CORP
filed 2005-04-06
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

(Registrant’s telephone number, including area code) (212) 328-2100

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2004 (the last business day of the registrant’s most recently completed second quarter) was $7.95.

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of April 5, 2005 was 16,955,865.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2004, are incorporated by reference into Part III of this Form 10-K.

MEDALLION FINANCIAL CORP.

2004 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1. BUSINESS OF THE COMPANY

GENERAL

Medallion Financial Corp. (the Company) is a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses, and in originating consumer loans for the purchase of recreational vehicles, boats, and horse trailers. Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Since 1996, the year in which the Company became a public company, it has increased its taxicab medallion loan portfolio at a compound annual growth rate of 14%, and its commercial loan portfolio at a compound annual growth rate of 16%. Total assets under our management, which includes assets serviced for third party investors, were approximately $833,075,000 as of December 31, 2004, and have grown at a compound annual growth rate of 18% from $215,000,000 at the end of 1996.

The Company conducts its business through various wholly-owned subsidiaries including its primary taxicab operating company, Medallion Funding Corp. (MFC). The Company also conducts business through Business Lenders, LLC (BLL), licensed under the US Small Business Administration (SBA) Section 7(a) program; Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), which conducts a mezzanine financing business; Freshstart Venture Capital Corp. (FSVC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), a bank regulated by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions to originate taxicab medallion, commercial, and RV/Marine consumer loans, to raise deposits, and to conduct other banking activities. MFC, MCI, and FSVC operate as SBICs and are regulated and financed in part by the SBA.

As an adjunct to the Company’s taxicab medallion finance business, the Company previously operated a taxicab rooftop advertising business through two subsidiaries, the primary operator Medallion Taxi Media, Inc. (Media), and a small operating subsidiary in Japan (MMJ) (together MTM). During the 2004 third quarter, Media was merged with and into a subsidiary of Clear Channel Communications, Inc. (CCU), and MMJ was sold in a stock sale to its management. The Company no longer conducts a taxicab rooftop advertising business.

Alvin Murstein, the Company’s Chairman and Chief Executive Officer, has over 45 years of experience in the ownership, management, and financing of taxicab medallions and other commercial businesses. Andrew Murstein, the Company’s President, is the third generation in his family to participate in the business.

We are a closed-end, non-diversified management investment company under the Investment Company Act of 1940, as amended (1940 Act). Our investment objectives are to provide a high level of distributable income, consistent with the preservation of capital, as well as long-term growth of net asset value.

We have elected to be treated as a Business Development Company registered under the 1940 Act. Traditionally, the Company and each of its corporate subsidiaries other than Media and MB (the RIC subsidiaries) have elected to be treated for federal income tax purposes as a regulated investment company (RIC) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company did not qualify to be treated as a RIC for 2003 and 2002. As a result, the Company was treated as a taxable entity in 2003 and 2002, which had an immaterial effect on the Company’s financial position and results of operations for 2003 and 2002. The Company anticipates qualifying and filing its federal tax returns as a RIC for 2004.

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

During the 2004 second quarter, BLL changed its tax status from that of a disregarded “pass-through” entity of the Company to that of a company taxable as a corporation. For the 2004 year to date, BLL has no tax liability as a result of this election.

MEDALLION LOANS

Taxicab medallion loans of $392,131,000 comprised 61% of our $643,541,000 net investment portfolio as of December 31, 2004. Since 1979, we have originated, on a combined basis, approximately $305,157,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets. As of December 31, 2004, approximately 78% of the principal amount of our medallion loans were in New York City. Although some of the medallion loans have from time to time been in arrears or in default, our loss experience on medallion loans has been negligible. We estimate that the average loan-to-value ratio of all of the medallion loans was approximately 55% at December 31, 2004. In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

The New York City Taxi and Limousine Commission (TLC) estimates that the total value of all of New York City taxicab medallions and related assets exceeds $4.5 billion. We estimate that the total value of all taxicab medallions and related assets in the US exceeds $6.5 billion. We believe that we will continue to develop growth opportunities by further penetrating the highly fragmented medallion financing marketplace. Additionally, in the future, the Company may enhance its portfolio growth rate through selective acquisitions of medallion financing businesses and their related portfolios. Since our initial public offering, we have acquired several additional medallion loan portfolios.

Portfolio Characteristics

Medallion loans generally require equal monthly payments covering accrued interest and amortization of principal over a ten to fifteen year schedule, subject to a balloon payment of all outstanding principal after four or five years. More recently, we have begun to originate loans with one-to-three year maturities where interest rates are adjusted and a new maturity period set. Borrowers may prepay medallion loans upon payment of a fee of approximately 90 days’ interest. We believe that the likelihood of prepayment is a function of changes in interest rates and medallion values. Borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rates payable on their loans are high relative to prevailing interest rates, and we believe that they are less likely to prepay in a rising interest rate environment. We generally retain the medallion loans we originate; however, from time to time, we participate or sell shares of some loans or portfolios to interested third party financial institutions. In these cases, we retain the borrower relationships and service the sold loans. The total amount of medallion loans under management was $409,001,000 at December 31, 2004, compared to $324,456,000 at December 31, 2003.

At December 31, 2004, substantially all medallion loans were collateralized by first security interests in taxicab medallions and related assets (vehicles, meters, and the like), and were originated at an approximate loan-to-value ratio range of 80-90%. In addition, we have recourse against the vast majority of direct and indirect owners of the medallions who personally guarantee the loans. Although personal guarantees increase the commitment of borrowers to repay their loans, there can be no assurance that the assets available under personal guarantees would, if required, be sufficient to satisfy the obligations subject to such guarantees.

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

Market Position

We have originated and serviced medallion loans since 1979, and have established a leading position in the industry. Management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services, dating back to 1956. Medallion loans collateralized by New York City taxicab medallions and related assets comprised 78% of the value of the medallion loan portfolio at December 31, 2004. The balance of medallion loans is collateralized by taxicab medallions in Chicago, Boston, Newark, Cambridge, and other cities within the United States. We believe that there are significant growth opportunities in these and other metropolitan markets nationwide.

The following table displays information on medallion loans outstanding in each of our major markets at December 31, 2004.

	# of Loans	% of Medallion Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Medallion loans
New York	1,288	78%	5.76%	$305,157,134
Chicago	401	13	6.33	52,882,882
Boston	154	5	7.31	19,857,432
Newark	72	2	9.14	6,841,009
Cambridge	40	1	7.19	4,946,523
Other	45	1	8.18	2,804,250

Total medallion loans	2,000	100%	6.01	392,489,230

Deferred loan acquisition costs				851,065
Unrealized depreciation on loans				(1,209,187)

Net medallion loans				$392,131,108

(1)	Based on principal balance outstanding.
(2)	Based on the contractual adjustable or fixed rates of the portfolios at December 31, 2004.

The New York City Market. A New York City taxicab medallion is the only permitted license to operate a taxicab and accept street hails in New York City. As reported by the TLC, individual (owner-driver) medallions sold for approximately $331,000 and corporate medallions sold for approximately $375,000 at December 31, 2004. The number of taxicab medallions is limited by law, and as a result of the limited supply of medallions, an active market for medallions has developed. The law limiting the number of medallions also stipulates that the ownership for the 12,787 medallions outstanding at December 31, 2004 shall remain divided into 5,115 individual medallions and 7,672 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses, leased to drivers, and operated for more than one shift. The City of New York auctioned 600 additional medallions during 2004, and plans to auction 300 more medallions during the later part of 2005. The City announced a 25% fare hike to support the increased level of medallions, which took effect in the 2004 second quarter. The results of the auctions held were highly successful with a large number of bids received, and record-setting medallion values established. The floor on the remaining auction bids is expected to be the current market values at the date of the auction, which as of January 2005 are in excess of $350,000 for a corporate medallion. Although there can be no assurances, in past auctions, the establishment of a bid floor has tended to support the existing valuation level of the medallions.

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

Most New York City medallion transfers are handled through approximately 30 medallion brokers licensed by the TLC. In addition to brokering medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. The Company has excellent relations with many of the most active brokers and regularly receives referrals from them. However, the Company receives most of its referrals from a small number of brokers. Brokers generated 20% of the loans originated for the year-ended December 31, 2004.

The Chicago Market. We estimate that Chicago medallions currently sell for approximately $56,000. Pursuant to a municipal ordinance, the number of outstanding medallions is currently capped at 6,800, which includes an additional 150 and 200 medallions that were auctioned and placed into service in July 1999 and December 2000, respectively. We estimate that the total value of all Chicago medallions and related assets is over $517,000,000.

The Boston Market. We estimate that Boston medallions currently sell for approximately $274,000. The number of Boston medallions had been limited by law since 1934 to 1,525 medallions. In March 1990 an immediate increase to 1,825 was ordered with additional increases over a two and one-half year period to a total of 2,025. We estimate that the total value of all Boston medallions and related assets is over $595,000,000.

The Newark Market. We estimate that Newark medallions currently sell for approximately $195,000. The number of Newark medallions currently has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $129,000,000.

The Cambridge Market. We estimate that Cambridge medallions currently sell for approximately $243,000. The number of Cambridge medallions has been limited to 248 since 1945 by a Cambridge city ordinance. We estimate that the total value of all Cambridge medallions and related assets is over $65,000,000.

COMMERCIAL LOANS

Commercial loans of $136,835,000 comprised 21% of the $643,541,000 net investment portfolio as of December 31, 2004. From the inception of the commercial loan business in 1987 through December 31, 2004, we have originated more than 10,000 commercial loans for an aggregate principal amount of approximately $687,533,000. The commercial loan portfolio consists of floating-rate, adjustable, and fixed-rate loans. We had increased our commercial loan activity in recent years to 21% of net investments, primarily because of the attractive higher yielding, floating rate nature of most of this business. The outstanding balances of commercial loans grew at a compound annual rate of 16% since 1996, although balances declined during 2002 and 2003, as the Company sought to increase liquidity by selling and not renewing certain loans, and have grown 55% during 2004, reflecting a return to the Company’s historical growth patterns. The increase since 1996 has been primarily driven by internal growth through the origination of additional commercial loans. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, a wider geographic area of coverage, and by expanding targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, and other assets, and have interest rates averaging 500 basis points over the prevailing prime rate. As with medallion loans, the vast majority of the principals of borrowers personally guarantee commercial loans. The aggregate realized loss of principal on commercial loans has averaged less than 2.1% per annum for the last five years.

Secured Mezzanine Loans

Through our MCI subsidiary we originate both senior and subordinated loans to businesses in a variety of industries, including radio and television stations, airport food service operations, and various manufacturing concerns. These loans are primarily secured by a second position on all assets of the businesses, range from $1,000,000 to $5,000,000, and represent approximately 34% of the commercial loan portfolio. Frequently, we receive warrants to purchase an equity interest in the borrowers of secured mezzanine loans.

Asset Based Loans

The Company originates, manages, and services asset-based loans to small businesses who require working capital credit facilities ranging from $500,000 to $3,500,000 through its MBC subsidiary. These loans represent approximately 33% of the commercial loan portfolio. The credit facilities are secured principally by the borrower’s accounts receivable, but may also be secured by inventory, machinery, equipment and/or real estate, and are personally guaranteed by the principals. Currently, our clients are mostly located in the New York metropolitan area and include manufacturers, distributors, and service organizations. We had successfully established 38 credit lines at December 31, 2004.

SBA Section 7(a) loans

The Company originates loans under the Section 7(a) program of the SBA through its BLL subsidiary. Up to 85% of the amounts of these loans are guaranteed (up to $1,000,000) by the federal government. These loans are secured by fixed assets and/or real estate primarily throughout the New England and the New York metropolitan regions, and comprise approximately 14% of the commercial loan portfolio. BLL has achieved “preferred lender” status from the SBA in eight geographical districts in which it originates loans, enabling them to obtain expedited loan approval and closing from the SBA. These loans have floating interest rates tied to a spread over the prime rate. Additionally, a liquid market exists for the sale of the guaranteed portion of these loans. BLL regularly sells the guaranteed portion of the Section 7(a) loans in the secondary market and recognizes a gain on these sales. These gains are accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No.125.” We believe that the floating-rate nature of these loans is beneficial for our interest rate risk management. Due to limitations imposed by the Company’s prior lenders, sources of liquidity were reduced for BLL, which resulted in BLL maintaining a business status quo as opposed to its previous rapid expansion. From late 2000 until mid 2003, no additional funding was provided to BLL for new business growth, and as a result, BLL reduced the scope of its operations by reducing personnel and closing offices, and funded all new loan activity and operations from its own internally generated cash flow. In mid 2003, the Company commenced funding new loan origination activity in excess of BLL’s internally generated cash flow. The Company has sold certain retained unguaranteed portions of this loan portfolio during 2003 and 2002, and may continue to do so in the future. On February 28, 2005, the Company entered into an agreement to sell substantially all of the assets of BLL to a subsidiary of Merrill Lynch & Co. Under the terms of the agreement, the Company will receive book value for the assets and will receive payment for all intercompany funding provided, in total, approximately $20,000,000. The transaction is subject to the approval of the Connecticut State Banking Department and the SBA, and is expected to close in approximately 60 days.

Other Secured Commercial Loans

The Company originates other commercial loans that are not concentrated in any particular industry. These loans represent approximately 19% of our commercial loan portfolio. Historically this portfolio had been made up of fixed-rate loans, but substantially all business originated over the last four years has been at adjustable interest rates, generally repricing on their anniversary date. Borrowers include food service, real estate, dry cleaner, and laundromat businesses.

The following table displays information on the types of loans outstanding in our commercial loan portfolio at December 31, 2004.

	# of Loans	% of Commercial Net Portfolio (1)	Average Interest Rate (2)	Principal Balance
Commercial Loans
Secured mezzanine	34	34%	14.28%	$49,006,133
Asset-based	65	33	7.97	47,959,023
SBA Section 7(a)	464	14	7.65	19,702,924
Other secured commercial	151	19	8.28	27,247,075

Total commercial loans	714	100%	10.13	143,915,155

Deferred loan acquisition costs				798,009
Discount on SBA section 7(a) loans				(602,301)
Unrealized depreciation on loans				(7,275,972)

Net commercial loans				$136,834,891

(1)	Based on principal balance outstanding.
(2)	Based on the contractual rates of the portfolios at December 31, 2004.

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

CONSUMER LOANS

Consumer loans of $66,331,000 comprised 11% of our $643,541,000 net investment portfolio as of December 31, 2004. Most of the existing portfolio was purchased on April 1, 2004 from an unrelated financial institution and the transaction closed May 6, 2004. The loans are collateralized by recreational vehicles, boats, and trailers located in all 50 states. Beginning in the 2004 third quarter, consumer loans of $7,341,000 were originated by MB. The portfolio is serviced by a third party subsidiary of a major commercial bank.

Portfolio Characteristics

Consumer loans generally require equal monthly payments covering accrued interest and amortization of principal over a negotiated term, generally around ten years. Interest rates offered are both floating and fixed, and certain of the floating rate notes have built in caps or floors. Borrowers may prepay consumer loans without any prepayment penalty. In general, MB has established relationships with dealers in the industry, who source most of the customers to MB.

At December 31, 2004, substantially all consumer loans were collateralized by first security interests in the recreational vehicles, boats, and trailers, and were originated at an approximate loan-to-value ratio of 107%.

We believe that our consumer loan portfolio is of acceptable credit quality given the high interest rates earned on the loans, which compensate for the higher degree of credit risk in the portfolio.

INVESTMENT ACTIVITY

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Year ended December 31,
	2004	2003	2002
Net investments at beginning of period	$379,158,525	$356,246,444	$455,595,383
Investments originated	303,369,002	248,225,892	158,060,115
Purchase of RV/Marine loan portfolio	80,631,534	—	—
CCU stock received in exchange for investment in Media	31,683,703	—	—
Repayments of investments	(144,835,651)	(232,171,193)	(248,178,399)
Transfers from (to) other assets/liabilities	(439,831)	2,362,534	(9,353,121)
Net increase in unrealized appreciation (depreciation) (1) (2)	(4,539,807)	(6,672,904)	6,543,212
Net realized gains (losses) on investments (3)	(256,347)	11,688,310	(6,335,281)
Realized gains on sales of loans	474,074	856,083	1,443,735
Amortization of origination costs	(1,704,194)	(1,376,641)	(1,529,200)

Net increase (decrease) in investments	263,382,483	22,912,081	(99,348,939)

Net investments at end of period	$643,541,008	$379,158,525	$356,246,444

(1)	Net of unrealized depreciation related to Media of $2,826,600, $3,932,828, and $4,794,394 for the years ended December 31, 2004, 2003, and 2002.
(2)	Excludes net unrealized depreciation of $512,281, $317,361, and $128,738 for the years ended December 31, 2004, 2003, and 2002, respectively, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.
(3)	Excludes net realized losses of $38,639, $161,682, and $0 for the years ended December 31, 2004, 2003, and 2002, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

Investment Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Core lending areas include taxicab medallion lending, automobile lending (taxicabs and limousines only), asset-based financing, Consumer RV and marine lending, and SBA 7(a) guaranteed loans. Additionally, we lend to small businesses that meet our overall credit criteria of strong collateral values and personal ability to repay the debt. In all lending divisions, we focus on making secured loans to achieve favorable yield to risk profiles and below average losses. In addition to increasing market share in existing lending markets and identifying new niches, we seek to acquire specialty finance companies that make secured loans to small businesses which have experienced historically low loan losses similar to our own. Since the Company’s initial public offering in May 1996, eight specialty finance companies, four loan portfolios, and three taxicab rooftop advertising companies have been acquired. Our most recent acquisition was the purchase of an RV/Marine loan portfolio by MB in April 2004 for $86,309,000.

Marketing, Origination, and Loan Approval Process

We employ 19 loan originators to originate medallion and commercial loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds. Senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans must be approved by the Chief Executive Officer and/or the Chief Credit Officer. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms. Consumer loans are primarily sourced through relationships which have been established with RV and boat dealers throughout our market area.

TAXICAB ROOFTOP ADVERTISING

In addition to its finance business, the Company also conducted a taxicab rooftop advertising business primarily through Media, which began operations in November 1994, and ceased operations during the 2004 third quarter upon the merger of Media with and into a subsidiary of CCU, and the sale of MMJ to its management. See Note 3 to the financial statements for additional information. Media’s revenue was affected by the number of taxicab rooftop advertising displays showing advertisements, and the rate charged customers for those displays, which totaled 6,800 in the US at the date of sale. Although Media was a wholly-owned subsidiary of the Company, its results of operations were not consolidated with the Company’s operations because SEC regulations prohibit the consolidation of non-investment companies with investment companies.

SOURCES OF FUNDS

Overview

We have historically funded our lending operations primarily through credit facilities with bank syndicates and, to a lesser degree, through fixed-rate, senior secured notes and long-term subordinated debentures issued to or guaranteed by the SBA. Since the inception of MB, substantially all of MB’s funding has been provided by FDIC insured brokered certificates of deposit. The determination of funding sources is established by our management, based upon an analysis of the respective financial and other costs and burdens associated with funding sources. Our funding strategy and interest rate risk management strategy is to have the proper structuring of debt to minimize both rate and maturity risk, while maximizing returns with the lowest cost of funding over an intermediate period of time.

The table below summarizes our cash levels and borrowings as of December 31, 2004, and should be read in conjunction with Notes 4 and 5 of the consolidated financial statements.

Total
Cash	$37,267,000
Bank loans	$15,000,000
Amounts available	3,300,000
Amounts outstanding	15,003,000
Average interest rate	4.97%
Maturity	4/05-6/07
Lines of credit (1)	$250,000,000
Amounts undisbursed	43,000
Amounts outstanding	$249,957,000
Average interest rate	3.85%
Maturity	9/05
Margin loan	$10,000,000
Average interest rate	3.01%
Maturity	N/A
SBA debentures	$80,000,000
Amounts undisbursed	15,565,000
Amounts outstanding	64,435,000
Average interest rate	6.11%
Maturity	9/11-3/14
Brokered CD’s	$186,538,000
Average Interest Rate	2.46%
Maturity	1/05-5/09

Total cash and remaining amounts undisbursed under credit facilities	$56,175,000

Total debt outstanding	$525,933,000

(1)	In January, 2005, this line of credit was extended for an additional year to September 2006 at up to 50 basis points in lower interest rates, with the committed amount adjusting to $275,000,000 immediately, increasing to $325,000,000 at our option.

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

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussion of our funding sources and asset liability management strategy, see Asset/Liability Management on page 32.

OUR OPERATION AS A RIC

We previously elected to be taxed as a RIC under Sections 851 through 855 of the Internal Revenue Code for each taxable year, assuming we satisfied the qualification requirements for RIC treatment in each year. As further described herein, and in the notes to the consolidated financial statements, during taxable year 2002 we did not qualify as a RIC and were therefore subject to tax as an ordinary corporation under Subchapter C of the Code. Importantly, because we had a net operating loss for 2002, our non-qualification of RIC status did not materially affect dividend distributions to our stockholders, and produced a potentially beneficial taxable loss to carry forward. The Company qualified as a RIC in 2003, but chose to be taxed as a C Corporation in 2003 in order to better utilize the net operating loss carryforwards generated in 2002 and prior years.

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

As in 2002, if we do not qualify as a RIC in any year, we will be subject to income taxes as if we were a domestic corporation, and our stockholders will be taxed on any amounts distributed to them in the same manner as stockholders of an ordinary corporation. Depending on the relevant circumstances, if this were to occur, we could be subject to potentially significant tax liabilities and the amount of cash available for distribution to our stockholders could be reduced. In 2002, however, because we had a net operating loss we did not suffer any significant tax liabilities as a result of our loss of RIC status. Likewise, in 2003, we were not taxed as a RIC on our federal tax return, and were able to offset substantially all of our federal and state tax liabilities by the use of net operating loss carryforwards generated in prior years.

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

These income and asset diversification requirements could restrict the expansion of our banking business conducted by MB.

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

To the extent that we made (or continue to make in 2004 and beyond) distributions in excess of current and accumulated earnings and profits, these distributions were (and would be) treated first as a tax-free return of capital to the stockholder, reducing the tax basis of a stockholder’s common stock by the amount of such distribution (but not below zero). Distributions in excess of the stockholder’s tax basis are taxable as capital gains (if the common stock is held as a capital asset). In addition, any dividends declared by us in October, November, or December of any year and payable to a stockholder of record on a specific date in any such month shall be treated as both paid by us and received by the stockholder on December 31st of such year, provided that the dividend is actually paid by us during January of the following calendar year. Stockholders may not include in their individual income tax returns any net operating losses or capital losses by us.

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

As noted above, we were not taxed as a RIC in 2002 or 2003, and expect that we will be taxed as a RIC in 2004. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution.

OUR OPERATION AS A BDC

As a Business Development Company, or BDC, we are subject to regulation under the 1940 Act, and we are periodically examined by the SEC for compliance with the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between investment companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. In addition, the 1940 Act provides that we may not change the nature of our business in a way which would cause us to lose our status as a BDC or withdraw our election as a BDC, unless we are authorized by a vote of a “majority of the Company’s outstanding voting securities,” as defined under the 1940 Act.

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

MFC is authorized to make loans to borrowers other than disadvantaged businesses (that is, businesses that are at least 50% owned, and controlled and managed, on a day to day basis, by a person or persons whose participation in the free enterprise system is hampered because of social or economic disadvantage) if, at the time of the loan, MFC has in its portfolio, outstanding loans to disadvantaged businesses with an aggregate cost basis equal to or exceeding the value of the unamortized repurchase discount under the preferred stock repurchase agreement between MFC and the SBA, which is currently zero.

Under current SBA Regulations, the maximum rate of interest that MFC may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA Regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. At December 31, 2004, the maximum rate of interest permitted on loans originated by the RIC Subsidiaries was 19%. At December 31, 2004, our outstanding medallion loans had a weighted average rate of interest 6.01% and our outstanding commercial loans had a weighted average rate of interest of 10.13%. Current SBA Regulations also require that each loan originated by an SBIC have a term of between one and 20 years; loans to disadvantaged businesses also may be for a minimum term of one year.

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

OUR SUBSIDIARY’S OPERATION AS AN INDUSTRIAL BANK

In May 2002, the Company formed MB, which received approval from the FDIC for federal deposit insurance in October 2003. MB, a Utah-chartered industrial bank, is a depository institution subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. Under its banking charter, MB is empowered to make consumer and commercial loans, and may accept all FDIC-insured deposits other than demand deposits (checking accounts). The creation of MB is expected to allow the Company to apply stable and low-cost bank deposit funding for key lending business activities throughout the Company, which initially included taxicab medallion and asset-based lending, and now includes consumer loans.

MB is subject to certain federal laws that restrict and control its ability to extend credit and provide or receive services between affiliates. See Note 19 to the consolidated financial statements. In addition, the FDIC has regulatory authority to prohibit MB from engaging in any unsafe or unsound practice in conducting its business. The effects of, and changes in, the level of regulatory scrutiny, regulatory requirements and initiatives, including certain mandatory and possibly discretionary actions by federal and State of Utah regulators, restrictions and limitations imposed by banking laws, examinations, audits, and possible agreements between MB and it regulators may affect the operations of MB.

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

The USA Patriot Act and the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the USA Patriot Act) was enacted on October 26, 2001, and is intended to detect and prosecute terrorism and international money laundering. The USA Patriot Act establishes new standards for verifying customer identification incidental to the opening of new accounts. MB has undertaken appropriate measures to comply with the USA Patriot Act and associated regulations. Other provisions of the USA Patriot Act provide for special information sharing procedures governing communications with the government and other financial institutions with respect to suspected terrorists and money laundering activity, and enhancements to suspicious activity reporting, including electronic filing of suspicious activity reports over a secure filing network.

COMPETITION

Banks, credit unions, and finance companies, some of which are SBICs, compete with the Company in originating medallion, commercial, and consumer loans. In addition, finance subsidiaries of equipment manufacturers also compete with the Company in originating commercial loans. Many of these competitors have greater resources than the Company and certain competitors are subject to less restrictive regulations than the Company. As a result, there can be no assurance that the Company will be able to identify and complete the financing transactions that will permit it to compete successfully.

EMPLOYEES

As of December 31, 2004, the Company employed 102 persons. The Company believes that relations with all of its employees are good.

ITEM 2. PROPERTIES

The Company leases approximately 17,000 square feet of office space in New York City for its corporate headquarters under a lease expiring in June 2006, and leases a facility in Long Island City, New York, of approximately 6,000 square feet for certain corporate back-office operations. The Company also leases office space for loan origination offices and subsidiaries operations in Boston, MA, Chicago, IL, Hartford, CT, Minneapolis, MN, and West Palm Beach, FL. MB leases space in Salt Lake City, UT. The Company does not own any real property. The Company believes that its leased properties, taken as a whole, are in good operating condition and are suitable for the Company’s current business operations.

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

No matters were submitted to a vote of security holders during the 2004 fourth quarter.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of April 5, 2005, there were approximately 117 holders of record of the Company’s common stock.

On April 5, 2005, the last reported sale price of our common stock was $9.43 per share. Historically, our common stock has traded at a premium to net asset value per share, and although there can be no assurance, the Company anticipates that its stock will again trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s common stock on the Nasdaq National Market.

2004	HIGH	LOW
Fourth Quarter	$9.70	$8.52
Third Quarter	9.19	6.78
Second Quarter	9.03	7.46
First Quarter	9.25	7.91

2003
Fourth Quarter	$9.49	$6.49
Third Quarter	7.08	6.28
Second Quarter	7.03	3.70
First Quarter	4.82	3.19

As a non-RIC in 2002 and 2003, dividend distributions were at the Board of Director’s discretion. Prior to 2002, as required, we met all qualification requirements under IRC Section 851 and distributed at least 90% of our investment company taxable income to our stockholders, and if we requalify as a RIC in 2004 and subsequent years, we intend to distribute at least 90% of our investment company taxable income to our shareholders as well. Distributions of our income were generally required to be made within the calendar year the income was earned as a RIC; however, in certain circumstances distributions can be made up to a full calendar year after the income has been earned. Investment company taxable income includes, among other things, interest, dividends, and capital gains reduced by deductible expenses. Our ability to make dividend payments as a RIC is restricted by certain asset coverage requirements under the 1940 Act and has been dependent upon maintenance of our status as a RIC under the Code in the past, by SBA regulations, and under the terms of the SBA debentures. There can be no assurances, however, that we will have sufficient earnings to pay such dividends in the future.

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294

Total	963,333	9.00	963,333	—

(1)	The Company publicly announced its Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of the Company’s outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires after a certain number of days, except in certain cases where it is extended through completion of the authorized amounts.

ITEM 6. SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2004, 2003, 2002, 2001, and 2000.

	Year ended December 31,
Dollars in thousands	2004	2003	2002	2001	2000
Statement of operations
Investment income	$39,119	$26,214	$33,875	$42,102	$55,610
Interest expense	16,063	12,042	20,243	25,576	28,943

Net interest income	23,056	14,172	13,632	16,526	26,667
Noninterest income	3,479	4,457	6,121	3,592	6,288
Operating expenses	18,937	17,174	27,565	17,619	23,449

Net investment income (loss)before income taxes (1)	7,598	1,455	(7,812)	2,499	9,506
Income tax provision (benefit)	2,171	41	85	(16)	(182)

Net investment income (loss) after income taxes	5,427	1,414	(7,897)	2,515	9,688
Net realized gains (losses) on investments	(26)	11,527	(6,335)	(3,015)	(3,884)
Net unrealized appreciation (depreciation) on investments (2)	17,111	(10,923)	1,620	(3,558)	1,737

Net increase (decrease) in net assets resulting from operations (3)	$22,512	$2,018	$(12,612)	$(4,058)	$7,541

Per share data
Net investment income (loss) after income taxes (1)	$0.29	$0.08	$(0.44)	$0.13	$0.67
Net realized gains (losses) on investments	0.00	0.63	(0.35)	(0.17)	(0.27)
Net unrealized appreciation (depreciation) on investments	0.93	(0.60)	0.10	(0.20)	0.12

Net increase (decrease) in net assets resulting from operations (3)	$1.22	$0.11	$(0.69)	$(0.24)	$0.52

Dividends declared per share	$0.37	$0.16	$0.03	$0.38	$1.19

Weighted average common shares outstanding
Basic	18,001,604	18,245,774	18,242,728	16,582,179	14,536,942
Diluted	18,424,518	18,287,952	18,242,728	16,582,179	14,576,183

Balance sheet data
Net investments	$643,541	$379,159	$356,246	$455,595	$514,154
Total assets	709,910	456,494	425,288	507,756	560,715
Total borrowed funds	525,933	287,454	250,767	321,845	396,126
Total liabilities	539,448	294,378	263,423	332,732	412,982
Total shareholders’ equity	170,461	162,116	161,865	175,024	147,733

	Year ended December 31,
Dollars in thousands	2004	2003	2002	2001	2000
Selected financial ratios and other data
Return on average assets (ROA) (4)
Net investment income (loss) after taxes	0.93%	0.34%	(1.71%)	0.46%	1.73%
Net increase (decrease) in net assets resulting from operations	3.86	0.47	(2.72)	(0.75)	1.38
Return on average equity (ROE) (5)
Net investment income (loss) after taxes	3.33	0.90	(4.71)	1.48	6.23
Net increase (decrease) in net assets resulting from operations	13.82	1.24	(7.47)	(2.44)	4.94

Weighted average yields	7.47%	6.93%	8.21%	8.71%	10.87%
Weighted average cost of funds	3.10	3.21	4.91	5.27	5.66

Net interest margin (6)	4.37	3.72	3.30	3.44	5.21
Noninterest income ratio (7)	0.68	1.20	1.50	0.75	0.66
Operating expense ratio (8)	3.68	4.62	6.84	3.71	4.09

As a percentage of net investment portfolio
Medallion loans	61%	76%	59%	55%	58%
Commercial loans	21	23	39	44	42
Consumer loans	11	—	—	—	—
Equity investments	2	1	2	1	0
Investment securities	5	—	—	—	—

Investments to assets (9)	91%	83%	84%	90%	92%
Equity to assets (10)	24	36	38	34	26
Debt to equity (11)	309	177	155	184	268

(1)	Excluding the $63,000 and $9,417,000 costs of debt extinguishment in 2003 and 2002, the $6,700,000 of charges related to Chicago Yellow, the excess servicing asset, the additional bank charges, and the writeoff of transaction costs in 2001, and the $3,140,000 of acquisition-related and other non-recurring charges in 2000, net investment income after taxes would have been $1,519,000 or $0.08, $1,605,000 or $0.09 per share, $9,199,000 or $0.55, and $12,646,000 or $0.87 in 2003, 2002, 2001, and 2000, respectively.
(2)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the year in the fair value of the Company’s investments, including the results of operations for MTM, where applicable.
(3)	Excluding the costs and charges described in note (1) and the $1,350,000 tax reserve adjustment in Media in 2001, net increase (decrease) in net assets resulting from operations would have been $2,081,000 or $0.11 per share, ($3,195,000) or ($0.18) per share, $4,692,000 or $0.18, and $10,681,000 or $0.73 in 2003, 2002, 2001, and 2000, respectively.
(4)	ROA represents the net investment income after taxes or net increase (decrease) in net assets resulting from operations, divided by average total assets. Excluding the costs and charges described in note (1), ROAs based on net investment income after taxes would have been 0.35%, 0.35%, 1.71%, and 2.31% for 2003, 2002, 2001, and 2000, respectively. ROAs based on net increase (decrease) in net assets resulting from operations would have been 0.48%, (0.69%), 0.49%, and 1.95%, respectively.
(5)	ROE represents the net investment income after taxes or net increase (decrease) in net assets resulting from operations divided by average shareholders’ equity. Excluding the costs and charges described in note (1), ROEs based on net investment income after taxes would have been 0.91%, 0.90%, 5.54%, and 8.29% for 2003, 2002, 2001, and 2000, respectively. ROEs based on net increase (decrease) in net assets resulting from operations would have been 1.28%, (1.89%), 1.59%, and 7.00%, respectively.
(6)	Net interest margin represents net interest income for the year divided by average interest earning assets. Excluding the interest income-related costs described in note (1), net interest margin would have been 4.08% for 2001.
(7)	Noninterest income ratio represents noninterest income divided by average interest earning assets. For 2001, noninterest income ratio adjusted for the excess servicing asset of $2,050,000 was 3.39%.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets. Excluding the $63,000 and $9,417,000 costs of debt extinguishment in 2003 and 2002, $550,000 in 2001, and $3,140,000 in 2000 to write off transaction, acquisition-related, and other non-recurring charges, the ratios would have been 4.60%, 4.52%, 3.60%, and 4.00%, respectively.
(9)	Represents net investments divided by total assets as of December 31.
(10)	Represents total shareholders’ equity divided by total assets as of December 31.
(11)	Represents total debt (floating rate and fixed rate borrowings) divided by total shareholders’ equity as of December 31.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2004, 2003, and 2002. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Investment Considerations section on page 37.

CRITICAL ACCOUNTING POLICIES

The SEC has recently issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of the Company’s consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by the Company include valuation of loans, evaluation of the recoverability of accounts receivable and income tax assets, and the assessment of litigation and other contingencies. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2004, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

GENERAL

The Company is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses. Since 1996, the year in which the Company became a public company, it has increased its medallion loan portfolio at a compound annual growth rate of 14%, and its commercial loan portfolio at a compound annual growth rate of 16%. Total assets under our management, which includes assets serviced for third party investors, were approximately $833,075,000 at December 31, 2004, and have grown at a compound annual growth rate of 18% from $215,000,000 at the end of 1996.

The Company’s loan-related earnings depend primarily on its level of net interest income. Net interest income is the difference between the total yield on the Company’s loan portfolio and the average cost of borrowed funds. The Company funds its operations through a wide variety of interest-bearing sources, such as revolving bank facilities, bank certificates of deposit issued to customers, debentures issued to and guaranteed by the SBA, and bank term debt. Net interest income fluctuates with changes in the yield on the Company’s loan portfolio and changes in the cost of borrowed funds, as well as changes in the amount of interest-bearing assets and interest-bearing liabilities held by the Company. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance the Company’s lending activities. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice on a different basis than its interest-bearing liabilities.

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

The Company’s investment in MTM, as wholly owned portfolio investments, was also subject to quarterly assessments of fair value. The Company used MTM’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments.

Trends in Investment Portfolio

The Company’s investment income is driven by the principal amount of and yields on its investment portfolio. To identify trends in the yields, the portfolio is grouped by medallion loans, commercial loans, consumer loans, equity investments, and investment securities. The following table illustrates the Company’s investments at fair value and the portfolio yields at the dates indicated.

	December 31, 2004		December 31, 2003			December 31, 2002
(Dollars in thousands)	Interest Rate(1)	Principal Balance	Interest Rate(1)		Principal Balance	Interest Rate(1)		Principal Balance

Medallion loans
New York	5.76%	$305,157	6.00%		$231,955	7.41%		$174,647
Chicago	6.33	52,883	6.74		26,543	7.52		13,571
Boston	7.31	19,857	7.54		15,490	10.60		9,741
Newark	9.14	6,841	9.52		7,744	10.17		7,665
Cambridge	7.19	4,947	7.20		4,077	9.69		2,151
Other	8.18	2,804	9.77		2,556	10.55		3,548

Total medallion loans	6.01	392,489	6.29		288,365	7.74		211,358

Deferred loan acquisition costs		851			905			344
Unrealized depreciation on loans		(1,209)			(1,058)			(1,191)

Net medallion loans		$392,131			$288,212			$210,511

Commercial loans
Secured mezzanine	14.28%	$49,006	13.02%		$27,166	12.87%		$33,361
Asset based	7.97	47,959	7.23		18,179	9.92		42,525
SBA Section 7(a)	7.65	19,703	6.93		17,540	7.38		32,665
Other secured commercial	8.28	27,247	7.58		30,202	9.20		36,013

Total commercial loans	10.13	143,915	8.98		93,087	9.85		144,564

Deferred loan acquisition costs		798			741			1,105
Discount on SBA Section 7(a) loans sold		(602)			(998)			(1,537)
Unrealized depreciation on loans		(7,276)			(6,860)			(5,806)

Net commercial loans		$136,835			$85,970			$138,326

Consumer loans
Marine	18.60%	$35,933	—%		$—	—%		$—
RV	18.56	15,896	—		—	—		—
Other	18.79	17,808	—		—	—		—

Total consumer loans	18.64	69,637	—		—	—		—

Deferred loan acquisition costs		106			—			—
Unrealized depreciation on loans		(3,412)			—			—

Net consumer loans		$66,331			$—			$—

Equity investments	1.37%	$32,960	0.00%		$4,690	0.0%		$1,370

Unrealized appreciation on equities		685			287			6,039

Net equity investments		$33,645			$4,977			$7,409

Investment securities	3.92%	$14,144	—%		$—	—%		$—

Unrealized depreciation on investment securities		(49)			—			—
Premiums paid on purchased securities		504			—			—

Net equity investments		$14,599			$—			$—

Investments at cost	7.99%	$653,146	6.86	%(2)	$386,142	8.60	% (2)	$357,292

Deferred loan acquisition costs		1,755			1,646			1,449
Unrealized appreciation on equities		685			287			6,039
Discount on SBA Section 7(a) loans sold		(602)			(998)			(1,537)
Unrealized depreciation on investment securities		(49)			—			—
Premiums paid on purchased securities		504			—			—
Unrealized depreciation on loans		(11,898)			(7,918)			(6,997)

Net investments		$643,541			$379,159			$356,246

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire loan portfolio (medallion, commercial, and consumer loans) was 8.44%, 6.95%, and 8.60% at December 31, 2004, 2003 and 2002.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at December 31, 2004 was 7.99% (8.44% for the loan portfolio), an increase of 113 basis points from 6.86% at December 31, 2003, which was a decrease of 165 basis points from 8.60% at December 31, 2002. The increase primarily reflected the impact of the RV/Marine portfolio purchase and strong growth in the commercial loan portfolio, both at higher yields. The decrease from 2002 primarily reflected the reductions in the general level of interest rates in the economy, evidenced by the reduction in the prime rate from 9.50% in early 2001 to 4.00% by year end 2003. The Company expects to try to increase the percentage of commercial and consumer loans in the total portfolio, the origination of floating and adjustable-rate loans, and the level of non-New York medallion loans to enhance our yields.

Medallion Loan Portfolio

The Company’s medallion loans comprised 61% of the net portfolio of $643,541,000 at December 31, 2004, compared to 76% of $379,159,000 at December 31, 2003 and 59% of $356,246,000 at December 31, 2002. The medallion loan portfolio increased by $102,919,000 or 36% in 2004, reflecting increases in most markets, particularly in New York and Chicago. The increase in the New York market can be attributed to new business marketing efforts, the conversion of participations into owned loans, the general increase in medallion values and related refinancings, and also to the recent auctions of 600 medallions. The increase in the Chicago market primarily reflects efforts to increase our market share in this higher-yielding market and the conversion of owned medallions into earning assets. Total medallion loans serviced for third parties were $16,658,000, $36,245,000, and $81,856,000 at December 31, 2004, 2003, and 2002.

The weighted average yield of the medallion loan portfolio at December 31, 2003 was 6.01%, a decrease of 28 basis points from 6.29% at December 31, 2003, which was a decrease of 145 basis points from 7.74% at December 31, 2002. The decreases in yield primarily reflected the generally lower level of interest rates in the economy, and the effects of borrower refinancings. At December 31, 2004, 22% of the medallion loan portfolio represented loans outside New York, compared to 19% and 17% at year-end 2003 and 2002. The Company continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Since 1997, and until 2002, the Company shifted the total portfolio mix toward a higher percentage of commercial loans, which historically had higher yields than medallion loans, and represented 21% of the net investment portfolio as of December 31, 2004, compared to 23% and 39% at December 31, 2003 and 2002, respectively. Commercial loans increased by $50,865,000 or 59% during 2004 primarily reflecting increased loan originations in the asset-based and mezzanine loan portfolios, and the repurchase of participated commercial loans in the asset-based loan portfolio, since the removal of liquidity constraints in mid-year 2003. Total commercial loans serviced for third parties were $106,508,000, $138,643,000, and $140,414,000 at December 31, 2004, 2003, and 2002, and included $98,773,000, $117,548,000, and $136,081,000, respectively, related to the SBA Section 7(a) business.

The weighted average yield of the commercial loan portfolio at December 31, 2004 was 10.13%, an increase of 115 basis points from 8.98% at December 31, 2003, which was down 87 basis points from 9.85% at December 31, 2002. The increase in 2004 was primarily due to the higher origination volume in the high yielding mezzanine loan portfolio, partially offset by increased customer refinancing activities at lower rates. The decrease in 2003 reflected downward repricing pressure consistent with the interest rate drops over the last few years. The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. At December 31, 2004, variable-rate loans represented approximately 43% of the commercial portfolio, compared to 58% and 62% at December 31, 2003 and 2002. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer loan portfolios

The Company’s consumer loans represented 11% of the net investment portfolio as of December 31, 2004. The existing portfolio was purchased on April 1, 2004 from an unrelated financial institution and the transaction closed May 6, 2004. The loans are collateralized by recreational vehicles, boats, and horse trailers located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the consumer loan portfolio at December 31, 2004, was 18.64%. For 2004, the amortization of the portfolio purchase premium reduced the yield by an average of 2.62%. At December 31, 2004, adjustable rate loans represented approximately 85% of the consumer portfolio. The Company started originating new adjustable rate RV/Marine loans in 21 states during the 2004 third quarter.

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

For the consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off to realized losses. If the collateral is repossessed, a realized loss is recorded to write the loan down to 75% of its net realizable value, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off as a realized loss, and any excess proceeds are recorded as a realized gain. Proceeds collected on charged off accounts are recorded as a realized gain. All collection, repossession, and recovery efforts are handled on behalf of MB by the servicer.

The following table shows the trend in loans 90 days or more past due as of December 31,

	2004			2003			2002
Medallion loans	$7,547,000	1.2	% (1)	$4,569,000	1.2	% (1)	$7,519,000	2.1	% (1)

Commercial loans
Secured mezzanine	8,171,000	1.4		7,543,000	2.0		9,669,000	2.7
SBA Section 7(a)	1,884,000	0.3		4,143,000	1.1		8,326,000	2.3
Asset-based receivable	—	0.0		—	0.0		—	0.0
Other secured commercial	1,251,000	0.2		2,842,000	0.7		4,071,000	1.2

Total commercial loans	11,306,000	1.9		14,528,000	3.8		22,066,000	6.2

Total consumer loans	541,000	0.1		—	0.0		—	0.0

Total loans 90 days or more past due	$19,394,000	3.2%		$19,097,000	5.0%		$29,585,000	8.3%

(1)	Percentage is calculated against the total loan portfolio.

In general, collection efforts during the past three years since the establishment of our collection department have substantially contributed to the sizable reduction in overall delinquencies. The increase in medallion delinquencies from 2002 was concentrated in the Chicago medallion portfolio, is viewed as a temporary spike, and on a percentage basis, remains at a relatively low historical level. The increase in secured mezzanine financing delinquencies primarily reflected the impact of the economy on certain concession and media properties, some of which is believed to be of temporary nature, and is not unusual given the nature of this kind of business and the current stage of the economic cycle. The decrease from 2002 primarily reflected the conversion of a $3,621,000 loan into an equity position in a portfolio investment, and chargeoffs taken. The continued improvement in the trend of delinquencies in the SBA Section 7(a) portfolio, and the relatively low level of delinquencies in the other commercial secured loan portfolio primarily reflected management’s efforts to collect and restructure nonperforming loans, and the foreclosure of certain loans, transferring them to other assets. Included in the SBA Section 7(a) delinquency figures are $288,000, $845,000, and $2,696,000 at December 31, 2004, 2003, and 2002, which represented loans repurchased for the purpose of collecting on the SBA guarantee. The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

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

In determining the value of our portfolio, management and the Board of Directors may take into consideration various factors such as the financial condition of the borrower and the adequacy of the collateral. For example, in a period of sustained increases in market interest rates, management and the Board of Directors could decrease its valuation of the portfolio if the portfolio consists primarily of long-term, fixed-rate loans. Our valuation procedures are designed to generate values that approximate that which would have been established by market forces, and are therefore subject to uncertainties and variations from reported results. Based upon these factors, net unrealized appreciation or depreciation on investments is determined, or the amount by which our estimate of the current realizable value of our portfolio is above or below our cost basis.

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) (excluding Media and foreclosed properties) on investments for the years ended December 31, 2004, 2003 and 2002.

	Loans	Equity Investments	Total
Balance December 31, 2001 (1)	$(9,626,304)	$2,125,252	$(7,501,052)
Increase in unrealized
Appreciation on investments	—	4,354,823	4,354,823
Depreciation on investments	(3,843,923)	(260,403)	(4,104,326)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(2,722)	—	(2,722)
Losses on investments	6,075,523	219,912	6,295,435
Other	400,000	(400,000)	—

Balance December 31, 2002 (1)	(6,997,426)	6,039,584	(957,842)
Increase in unrealized
Appreciation on investments	—	1,857,627	1,857,627
Depreciation on investments	(3,223,280)	122,400	(3,100,880)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(11,811)	(7,732,566)	(7,744,377)
Losses on investments	2,314,726	—	2,314,726

Balance December 31, 2003 (1)	(7,917,791)	287,045	(7,630,746)
Increase in unrealized
Appreciation on investments	—	2,820,058	2,820,058
Depreciation on investments (2)	(6,258,518)	(2,478,552)	(8,737,070)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—
Losses on investments	5,522,591	7,588	5,530,179
RV/Marine reserve (3)	(4,243,854)	—	(4,243,854)
Other(4)	1,000,000	—	1,000,000

Balance December 31, 2004 (1)	$(11,897,572)	$636,139	$(11,261,433)

(1)	Excludes unrealized depreciation of $512,281, $317,361, $128,738, and $43,093 on foreclosed properties at December 31, 2004, 2003, 2002, and 2001, respectively.
(2)	Includes $49,220 of depreciation on investment securities.
(3)	Reflects the difference between the purchase price of the portfolio and the actual nominal value of the loan contracts acquired.
(4)	Reflects the reclassification of a reserve related to collateral appreciation participation loans to accounts payable and accrued expenses.

The following table presents credit-related information for the investment portfolios as of and for the years ended December 31.

	2004	2003	2002
Total loans
Medallion loans	$392,131,108	$288,211,557	$210,510,622
Commercial loans	136,834,891	85,970,205	138,326,194
Consumer loans	66,330,748	—	—

Total loans	595,296,747	374,181,762	348,836,816
Equity investments (1)	33,645,424	4,976,763	7,409,628
Investment securities	14,598,837	—	—

Net investments	$643,541,008	$379,158,525	$356,246,444

Unrealized appreciation (depreciation) on investments
Medallion loans	$(1,209,187)	$(1,058,196)	$(1,191,631)
Commercial loans	(7,275,972)	(6,859,595)	(5,805,795)
Consumer loans	(3,412,413)	—	—

Total loans	(11,897,572)	(7,917,791)	(6,997,426)
Equity investments	685,359	287,045	6,039,584
Investment securities	(49,220)	—	—

Total unrealized appreciation (depreciation) on investments	$(11,261,433)	$(7,630,746)	$(957,842)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(0.31)%	(0.37)%	(0.57)%
Commercial loans	(5.06)	(7.98)	(4.20)
Consumer loans	(4.90)	—	—
Total loans	(1.96)	(2.12)	(2.01)
Equity investments	2.08	5.77	81.51
Investment securities	(0.35)	—	—
Net investments	(1.72)	(2.01)	0.27

Realized gains (losses) on loans and equity investments
Medallion loans	$7,059	$(121,664)	$(339,437)
Commercial loans (3)	(3,305,799)	(2,153,677)	(5,775,932)
Consumer loans	(2,348,862)	—	—

Total loans	(5,647,602)	(2,275,341)	(6,115,369)
Equity investments	5,627,794	13,801,969	(219,912)
Investment securities	(5,983)	—	—

Total realized gains (losses) on loans and equity investments	$(25,791)	$11,526,628	$(6,335,281)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	0.00%	(0.05)%	(0.12)%
Commercial loans	(2.64)	(2.13)	(2.62)
Consumer loans (4)	(5.25)	—	—
Total loans	(1.12)	(0.62)	(1.22)
Equity investments	39.74	274.56	(3.46)
Investment securities	(0.08)	—	—
Net investments	(0.01)	3.10	(1.25)

(1)	Represents common stock and warrants held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par value.
(3)	Includes realized gains (losses) of ($38,639), ($161,682), and $0 for the years ended December 31, 2004, 2003, and 2002, respectively, related to foreclosed properties which are carried in other assets on the consolidated balance sheet.
(4)	Realized losses represented 2.69% of the acquired consumer portfolio, the lower average balance for the year, has a distortive effect on the calculated number shown in the table above.

Equity Investments

Equity investments were 5%, 1%, and 2%, of the Company’s total portfolio at December 31, 2004, 2003, and 2002. Equity investments are comprised of common stock and warrants. The increase in equity investments during 2004 primarily reflected the receipt of 933,521 shares of common stock of CCU in a tax-free exchange for 100% of our ownership interest in Media. The increase in equity cost from 2002 primarily reflected the conversion of a $3,621,000 loan into an equity position in a portfolio investment, and the reduction in the overall equities position during 2003 reflected the sale of a publicly traded investment.

Investment Securities

Investment securities were 2% of the Company’s total portfolio at December 31, 2004, and represent a new investment category as of the 2004 first quarter. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by MB to better utilize required cash liquidity.

Investment in and loans to MTM

The investments and loans to MTM represent the Company’s investment in its taxicab advertising business, including contributed capital, the Company’s share of accumulated losses, and intercompany loans provided to MTM for operating capital. These investments were sold in their entirety during the 2004 third quarter.

Trend in Interest Expense

The Company’s interest expense is driven by the interest rates payable on its short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The establishment of the Merrill Lynch Bank, USA (MLB) line of credit in September 2002 and its favorable renegotiation in September 2003 had the effect of substantially reducing the Company’s cost of funds. In addition, MB began raising brokered bank certificates of deposit during 2004, which were at the Company’s lowest borrowing costs. As a result of MB raising funds through certificates of deposits as previously noted, the Company was able to realign the ownership of some of its medallions and related assets to MB allowing the Company and its subsidiaries to use cash generated through these transactions to retire debt with higher interest rates.

During the 2002 third quarter, the Trust closed a $250,000,000 line of credit with MLB for lending on medallion loans, which was priced at LIBOR plus 1.50%, excluding fees and other costs. All of the draws on this line were paid to MFC for medallion loans purchased, and were used by MFC to repay higher priced debt with the banks and noteholders, and to purchase loans for the Trust from participants and affiliates. During the 2003 third quarter, this line was renewed and extended, and borrowings were now generally at LIBOR plus 1.25%. In addition, $20,060,000 of higher priced SBA debentures were repaid during 2003, and $15,150,000 was drawn back at lower borrowing rates.

The September 13, 2002 amendments repriced the bank loans to 5.25% for the Company and 4.75% for MFC, and repriced MFC’s senior secured notes to 8.85%. In addition to the interest rate charges, approximately $15,980,000 had been incurred through December 31, 2004 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which $0, $63,000, and $9,417,000 was expensed as part of costs of debt extinguishment, $1,462,000, $2,325,000, and $1,754,000 was expensed as part of interest expense, and $0, $0, and $173,000 was expensed as part of professional fees in 2004, 2003, and 2002, respectively. The balance of $765,000, which relates solely to the MLB Line, will be charged to interest expense over the remaining term of the line of credit.

The Company’s cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Notes 4 and 5 to the consolidated financial statements for details on the terms of all outstanding debt. The Company’s debentures issued to the SBA typically have terms of ten years.

The Company measures its borrowing costs as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for 2004, 2003, and 2002. Average balances have increased from a year ago, primarily reflecting the establishment of MB and its resulting growth, and the funding needs to support the growth in the Company’s other investment portfolios. The decline in borrowing costs reflected the utilization of the lower cost revolving line of credit with MLB, the raising of low-cost deposits by MB, and the trend of declining interest rates in the economy, partially offset by higher cost bank debt and related renewal expenses, and additional long-term SBA debt also at higher rates.

	Interest Expense	Average Balance	Average Borrowing Costs
December 31, 2004 (1)
Floating rate borrowings	$8,921,750	$221,098,000	4.04%
Fixed rate borrowings	7,141,833	192,000,000	3.72

Total	$16,033,583	$413,098,000	3.88

December 31, 2003
Floating rate borrowings	$7,862,552	$198,207,000	3.97%
Fixed rate borrowings	4,179,379	60,900,000	6.87

Total	$12,041,931	$259,107,000	4.65

December 31, 2002
Floating rate borrowings	$13,542,993	$199,994,000	6.77%
Fixed rate borrowings	6,700,019	81,944,000	8.18

Total	$20,243,012	$281,938,000	7.18

(1)	Included in interest expense in 2003 was $543,000 of interest reversals. Adjusted for this amount, the floating rate borrowings average borrowing costs would have been 4.24%, and the total average borrowing costs would have been 4.86%.

The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under SBIA and SBA regulations. The Company believes that financing operations primarily with short-term floating rate secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain hedging strategies. At December 31, 2004, 2003, and 2002, short-term floating rate debt constituted 52%, 80%, and 72% of total debt, respectively. The decrease in 2004 reflects the issuance of bank certificates of deposit by MB, that are primarily of a short-term nature.

Taxicab Advertising

In addition to its finance business, the Company also conducted a taxicab rooftop advertising business primarily through Media, which began operations in November 1994, and ceased operations upon the merger of Media with and into a subsidiary of CCU, and the sale of MMJ to its management. See Note 3 to the financial statements for additional information. Although Media was a wholly-owned subsidiary of the Company, its results of operations were not consolidated with the Company’s operations because SEC regulations prohibit the consolidation of non-investment companies with investment companies.

During the last three years, Media’s operations were constrained by a very difficult advertising environment that resulted from the September 11, 2001 terrorist attacks and a general economic downturn, compounded by the rapid expansion of taxicab tops inventory that occurred during 1999 and 2000. Media began to recognize losses as growth in operating expenses exceeded growth in revenue.

In July 2001, through its subsidiary MMJ, the Company acquired certain assets and assumed certain liabilities of a taxi advertising operation similar to those operated by Media in the US, which had advertising rights on approximately 4,800 cabs servicing various cities in Japan. The terms of the agreement provided for an earn-out payment to the sellers based on average net income over the next three years. MMJ accounted for approximately 6%, 4%, and 11% of MTM’s combined revenue during 2004, 2003, and 2002.

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

The Company’s investment in MTM, as wholly-owned portfolio investments, were also subject to quarterly assessments of its fair value. The Company used MTM’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments.

Consolidated Results of Operations

For the Years Ended December 31, 2004 and 2003

Net increase in net assets resulting from operations was $22,512,000 or $1.22 per diluted common share in 2004, up $20,494,000 from $2,018,000 or $0.11 per share in 2003, primarily reflecting the unrealized appreciation associated with the exchange of our investment in Media for CCU stock and the increased net interest income resulting from the RV/Marine portfolio purchase, partially offset by higher taxes and higher operating expenses associated with servicing those acquired assets, and the 2003 realized gains associated with the sale of Select Comfort. Net investment income after taxes was $5,427,000 or $0.29 per diluted common share in 2004, up $4,013,000 from $1,414,000 or $0.08 per share in 2003.

Investment income was $39,119,000 in 2004, up $12,905,000 or 49% from $26,214,000 a year ago, primarily reflecting $8,953,000 in income earned on the newly purchased/originated RV/Marine portfolio. Excluding that, investment income increased $3,952,000 or 15% compared to a year ago, primarily reflecting the growth in the other investment portfolio’s, partially offset by lower investment yields. The yield on the investment portfolio was 7.47% in 2004, up 8% from 6.93% a year ago, reflecting the impact of the higher yielding RV/Marine portfolio, partially offset by the reduction in market interest rates in the traditional businesses over the last several years as borrowers refinance. The yield on the investment portfolio excluding the RV/Marine portfolio purchase was 6.25% in 2004, down 10% from 2003. Average investments outstanding were $518,078,000 in 2004 ($475,566,000 excluding the RV/Marine portfolio), up 38% from $375,491,000 a year ago (up 27% excluding the RV/Marine portfolio), reflecting the RV/Marine purchase and growth in most other portfolios.

Medallion loans were $392,131,000 at year end, up $103,919,000 or 36% from $288,212,000 a year ago, representing 61% of the investment portfolio compared to 76% in 2003, and were yielding 6.01% compared to 6.29%, a decrease of 4%. The increase in outstandings primarily reflected efforts to book new business and repurchase certain participations, primarily in the New York City and Chicago markets, to maximize the utilization of the lower cost MLB line, and reflects the success of the recent New York medallion auctions and the increase in medallion values. As medallion loans renewed during the year and new business was booked, they were priced at generally lower current market rates compared to a year ago. The commercial loan portfolio was $136,835,000 at year end, compared to $85,970,000 a year ago, an increase of $50,865,000 or 59%, and represented 21% of the investment portfolio compared to 23% in 2003. Commercial loans yielded 10.13% at year end, compared to 8.98% a year ago, reflecting the increases in market interest rates during the last half of the year, the floating rate nature of much of the portfolio, and the growth in higher yielding portfolios. The increase in commercial loans was concentrated in asset based receivables (including repurchased participations) and high-yield mezzanine loans. The new consumer loan portfolio of $66,331,000, which is composed primarily of purchased loans, represented 11% of the investment portfolio at year end, and yielded 18.64%. Equity investments were $33,645,000, up $28,668,000 from a year ago, primarily reflecting the receipt of CCU common stock for our ownership interest in Media, and represented 5% of the investment portfolio and had a dividend yield of 1.37% at year end. Investment securities of $14,599,000, or 2% of the investment portfolio, represented more liquid investments in 2004 required by MB, and yielded 3.92%. See page 21 for a table that shows balances and yields by type of investment.

Interest expense was $16,064,000 in 2004, up $4,022,000 or 33% from $12,042,000 in 2003. Included in interest expense in 2004 was $1,432,000 related to the amortization of debt origination costs on the ML Line, compared to $2,325,000 in 2003, which was partially offset by $543,000 of interest reversals. The increase in interest expense was due to higher average borrowed funds outstanding, partially offset by lower borrowing costs. Average debt outstanding was $413,098,000, compared to $259,107,000 a year ago, an increase of 59%, reflecting the newly raised brokered CD’s, increased utilization of the ML Line, and other borrowings used to fund portfolio investment growth, including the RV/Marine portfolio purchase. The cost of borrowed funds was 3.88% in 2004, compared to 4.65% a year ago, a decrease of 17%, primarily attributable to the increased utilization of low cost brokered deposit financing and the lower cost ML Line. Approximately 53% of the Company’s debt was short-term and floating or adjustable rate at year end, compared to 80% a year ago. See page 27 for a table which shows average balances and cost of funds for the Company’s funding sources.

Net interest income was $23,056,000, and the net interest margins was 4.37%, for 2004, up $8,884,000 or 63% from $14,172,000 in 2003, which represented a net interest margin of 3.72%, all reflecting the items discussed above.

Noninterest income was $3,479,000 in 2004, down $978,000 or 22% from $4,457,000 a year ago. Gains on the sale of loans were $904,000 in 2004, up $48,000 or 6% from $856,000 in 2003, which included $202,000 of gains from the sale of $4,395,000 of unguaranteed portions of the SBA portfolio. During 2004, $10,311,000 of guaranteed loans were sold under the SBA program, compared to $7,163,000 in 2003, an increase of 44%. The increase in gains on sale under the SBA program primarily reflected the pickup in loan origination and sales activities as new loan originators began producing, partially offset by lower market-determined net premiums received on the sales in 2004. Other income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was $2,575,000 in 2004, compared to $3,601,000 a year ago, a decrease of $1,026,000 or 28%. Included in 2003 was $400,000 related to reversing a portion of the servicing asset impairment reserve which was no longer required due to improved prepayment patterns in the servicing asset pools and $246,000 from deal-termination and extension fees. Excluding those items, the decreases generally reflected lower servicing fee income from the SBA 7(a) business and lower fee income from prepayments and other refinancing activities.

Operating expenses were $18,937,000 in 2004, compared to $17,174,000 in 2003, an increase of $1,763,000 or 10%. Salaries and benefits expense was $9,417,000, up $307,000 or 3% from $9,110,000 in 2003, primarily reflecting higher levels of salaries and increased headcount in 2004, including the first full year of MB operations, partially offset by reductions related to loan origination activities. Professional fees were $1,776,000 in 2004, up $528,000 or 42% from $1,248,000 a year ago, primarily reflecting increased legal and accounting costs, including costs related to the Company’s compliance with Sarbanes-Oxley, compared to unusually low amounts in 2003, which reflected transitional changes in the Company’s accounting and legal relationships. Other operating expenses of $7,744,000 in 2004 were up $928,000 or 14% from $6,816,000 a year ago (which included $63,000 of costs of debt extinguishment), primarily reflecting a higher level of operating expenses, mostly due to the growth of MB, including $892,000 of newly incurred service costs for the RV/Marine portfolio, increased directors fees, and higher levels of rent, partially offset by lower loan collection expenses.

Income tax expense was $2,171,000 in 2004, compared to $41,000 a year ago, primarily reflecting MB’s provision for taxes.

Net unrealized appreciation on investments was $17,110,000 in 2004, compared to depreciation of $10,923,000 a year ago, an improvement of $28,033,000. During the 2004 third quarter, the Company exchanged its investment in Media for common stock of CCU, resulting in an unrealized gain of approximately $23,512,000 and a realized gain of approximately $1,477,000. Net unrealized depreciation net of the exchange gain and Media’s pre-sale operations was $3,575,000 in 2004, compared to $6,990,000 in 2003, an improvement of $3,415,000. Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2004 activity resulted from net unrealized depreciation on loans of $6,258,000, the reversals of unrealized appreciation associated with equity investments that were sold of $2,676,000, net decreases in the valuation of equity investments of $2,479,000, and net unrealized depreciation of $512,000 on foreclosed property, partially offset by the reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $5,530,000 and unrealized appreciation on equity investments of $2,820,000. The 2003 activity resulted from the reversals of unrealized appreciation primarily associated with appreciated equity investments that were sold of $7,744,000, net unrealized depreciation on loans and equities of $3,101,000, and net unrealized depreciation of $318,000 on foreclosed property, partially offset by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $2,315,000, and increases in the valuation of equity investments of $1,858,000.

Also included in unrealized appreciation (depreciation) on investments were the net losses of the MTM divisions of the Company prior to their sale during the 2004 third quarter. MTM generated net losses of $2,827,000 in 2004, improvements of $1,106,000 or 28% from net losses of $3,933,000 in 2003. Included in 2003 was a $985,000 net gain from the settlement of a lawsuit with one of our fleet operators and a $389,000 reversal of accrued fleet costs which resulted from continued contract renegotiations, partially offset by a $346,000 writeoff of damaged/missing tops. The Company’s investment in Media was exchanged for stock in CCU, as described above, and MMJ was sold to its management, which resulted in a realized gain of $255,000.

The Company’s net realized loss on investments was $26,000 in 2004, compared to a gain of $11,527,000 in 2003, reflecting the above, and net direct chargeoffs of $86,000 and direct losses on sales of foreclosed property of $25,000, partially offset by direct gains on sales of equity investments of $1,462,000. The 2003 activity reflected the above and direct gains on sales of equity investments of $6,223,000 and by net recoveries of $36,000, partially offset by $161,000 of realized losses on foreclosed properties.

The Company’s net realized/unrealized gains on investments was $17,085,000 in 2004, compared to a gain of $604,000 in 2003, reflecting the above.

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

Investment income was $26,214,000 in 2003, down $7,661,000 or 23% from $33,875,000 a year ago, primarily reflecting the significant drop in interest rates and, to a lesser extent, in average total investments. The yield on the investment portfolio was 6.93% in 2003, down 16% from 8.21% a year ago, reflecting the refinancing activities of the customer base to take advantage of the lower level of market interest rates prevalent in the economy compared to the recent past, and the movement towards a greater concentration in lower yielding medallion loans. Average investments outstanding were $375,568,000, down 12% from $424,541,000 a year ago, primarily reflecting the nonrenewal of certain business and sales of participation interests, so the Company could raise cash as the banks and senior noteholders required the Company to reduce the level of borrowings in the revolving lines of credit and senior notes.

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

Operating expenses were $17,174,000 in 2003, compared to $27,565,000 in 2002, and included costs related to debt extinguishment of $63,000 in 2003 and $9,417,000 in 2002 for prepayment penalties, default interest charges, loan fees, legal fees, and consultant costs. Excluding these costs, operating expenses were $17,111,000 in 2003, down $1,037,000 or 6% from $18,148,000 in 2002. Salaries and benefits expense was $9,110,000 in the year, down $66,000 or 1% from $9,176,000 a year ago, and reflected reductions resulting from loan origination activities and from an 11% average headcount reduction, mostly offset by salary-related expenses associated with the organization costs connected with MB and increased bonus accruals primarily related to the Select Comfort gains. Professional fees were $1,248,000 in 2003, down $1,207,000 or 49% from $2,455,000 in 2002, primarily reflecting sharply reduced legal and accounting fees in 2003 as a result of new accounting and legal counsel relationships and efficiencies, compared to substantially higher levels in 2002, which also included legal and consultant costs related to debt negotiations. Other operating expenses of $6,753,000 in 2003 were up $236,000 or 4% from $6,517,000 in 2002, and included $461,000 of tax expenses in 2003 related to minimum taxes owed due to the Company’s conversion from a RIC to a tax paying entity in 2003.

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

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

The Company, like other financial institutions, is subject to interest rate risk to the extent its interest-earning assets (consisting of medallion, commercial, and consumer loans; and investment securities) reprice on a different basis over time in comparison to its interest-bearing liabilities (consisting primarily of credit facilities with banks, bank certificates of deposit, and subordinated SBA debentures).

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

In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving line of credit or issued as certificates of deposit, for terms of up to five years. The Company had outstanding SBA debentures of $64,435,000 with a weighted average interest rate of 6.11%, constituting 12% of the Company’s total indebtedness as of December 31, 2004. Also, as of December 31, 2004, portions of the adjustable rate debt with Banks repriced at intervals of as long as 35 months, and certain of the certificates of deposit were for terms of up to 52 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents the Company’s interest rate sensitivity gap at December 31, 2004, compared to the respective positions at the end of 2003 and 2002. The principal amount of medallion loans and commercial loans are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. The Company has not reflected an assumed annual prepayment rate for medallion loans or commercial loans in this table.

	December 31, 2004 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate loans	$116,693	$—	$—	$—	$—	$—	$—	$116,693
Adjustable rate loans	105,962	43,139	16,598	14	237	—	230	166,180
Fixed-rate loans	23,456	85,646	99,395	55,115	70,485	3,142	18,973	356,212
Cash	18,368	—	—	—	—	—	—	18,368

Total earning assets	$264,479	$128,785	$115,993	$55,129	$70,722	$3,142	$19,203	$657,453

Interest bearing liabilities
Revolving line of credit	$119,957	$60,000	$80,000	$—	$—	$—	$—	$259,957
Certificates of deposit	102,344	43,572	25,671	9,658	5,293	—	—	186,538
Notes payable to banks	15,003	—	—	—	—	—	—	15,003
SBA debentures	—	—	—	—	—	—	64,435	64,435

Total liabilities	$237,304	$103,572	$105,671	$9,658	$5,293	$—	$64,435	$525,933

Interest rate gap	$27,175	$25,213	$10,322	$45,471	$65,429	$3,142	$(45,232)	$131,520

Cumulative interest rate gap (2)	$27,175	$52,388	$62,710	$108,181	$173,610	$176,752	$131,520	—

December 31, 2003 (2)	(61,987)	(6,176)	104,121	123,280	181,851	189,272	141,674	—
December 31, 2002	(24,529)	38,168	116,363	129,245	141,889	149,975	140,526	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was 4%, (14%), and (6%) as of December 31, 2004, December 31, 2003, and December 31, 2002.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in cumulative one year positive interest rate gap and related ratio of $136,030,000 or 21% and $19,136,000 or 4% for December 31, 2004 and 2003, respectively.

The Company’s interest rate sensitive assets were $657,453,000 and interest rate sensitive liabilities were $525,933,000 at December 31, 2004. The one-year cumulative interest rate gap was a positive $27,175,000 or 4% of interest rate sensitive assets, compared to a negative ($61,687,000) or 14% at December 31, 2003. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a positive gap of $136,030,000 or 21% at December 31, 2004. The Company seeks to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Interest Rate Cap Agreements

From time-to time, the Company enters into interest rate cap agreements to manage the exposure of the portfolio to increases in market interest rates by hedging a portion of its variable-rate debt against increases in interest rates. We entered into an interest rate cap agreement on a notional amount of $10,000,000 limiting our maximum LIBOR exposure on our revolving credit facility until June 24, 2002 to 7.25%. Total premiums paid under interest rate cap agreements were expensed, and there were no interest rate caps outstanding as of December 31, 2004.

Liquidity and Capital Resources

Our sources of liquidity are the revolving line of credit with MLB, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, participations or sales of loans to third parties, and our ability to raise brokered certificates of deposit through MB. As a RIC in 2001 and earlier years, and as expected for 2004 and later years, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. In September 2002, the Trust entered into a $250,000,000 revolving line of credit with MLB for the purpose of funding medallion loans acquired from MFC and others. At December 31, 2004, this line was essentially fully utilized; however in January 2005, the line was extended and the commitment amount raised to $275,000,000, and can be increased to $325,000,000 at our option. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $2,400,000 could be raised by MB to fund future loan origination activity. In addition, MB as a non-RIC subsidiary of the Company is allowed (and for three years required) to retain all earnings in the business to fund future growth. In May 2001, the Company applied for and received $72,000,000 of additional funding with the SBA ($113,400,000 to be committed by the SBA in total), subject to the infusion of additional equity capital into the respective subsidiaries, and in December 2003, an additional $8,000,000 of funding was committed by the SBA, free from any additional equity capital contribution. At December 31, 2004, $15,565,000 is available under these commitments ($7,500,000 of which requires a capital contribution from the Company of $2,500,000), $8,065,000 of which requires no capital contribution. Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits. Lastly, approximately $10,269,000 was available at December 31, 2004 under a loan sale agreement that MBC has with a participant bank, and $3,300,000 was available under a revolving credit agreement with a commercial bank.

The components of our debt were as follows at December 31, 2004:

	Balance	Percentage	Rate (1)
Revolving line of credit	$249,957,000	48%	3.85%
Certificates of deposit	186,538,000	35	2.46
SBA debentures	64,435,000	12	6.11
Notes payable to banks	15,003,000	3	4.97
Margin loan	10,000,000	2	3.01

Total outstanding debt	$525,933,000	100%	3.65

(1)	Weighted average contractual rate as of December 31, 2004.

The Company’s contractual obligations expire on or mature at various dates through March 1, 2014. The following table shows all contractual obligations at December 31, 2004.

	Payments due by period
	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Floating rate borrowings	$134,960,000	$60,000,000	$80,000,000	$—	$—	$—	$274,960,000
Fixed rate borrowings	102,344,000	43,572,000	25,671,000	9,658,000	5,293,000	64,435,000	250,973,000
Operating lease obligations	1,006,000	614,000	247,000	126,000	119,000	277,000	2,389,000

Total	$238,310,000	$104,186,000	$105,918,000	$9,784,000	$5,412,000	$64,712,000	$528,322,000

The Company values its portfolio at fair value as determined in good faith by management and approved by the Board of Directors in accordance with the Company’s valuation policy. Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely. The Company records unrealized appreciation on equities if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, the Company’s equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of the Company’s portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. The Company adjusts the valuation of the portfolio quarterly to reflect management’s estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in the Company’s statement of operations as net unrealized appreciation (depreciation) on investments. The Company’s investment in MTM, as wholly-owned portfolio investments, was also subject to quarterly assessments of its fair value. The Company used MTM’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt we may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have positively impacted net increase (decrease) in net assets resulting from operations as of at December 31, 2004 by approximately $992,000 on an annualized basis, compared to $822,000 as of December 31, 2003, and the impact of such an immediate 1% change over a one year period would have been $517,000, compared to ($112,000) for 2003. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2004. See notes 4 and 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	BLL	MCI	MBC	FSVC	MB	Total	12/31/03
Cash	$3,725	$5,790	$1,359	$2,824	$3,237	$1,318	$19,014	$37,267	$47,676
Bank loans (1)	15,000							15,000	—
Amounts undisbursed	3,300							3,300	—
Amounts outstanding	11,700	3,303						15,003	7,583
Average interest rate	5.25%	3.98%						4.97%	3.87%
Maturity	4/05	6/07						4/05-6/07	5/4-6/07
Lines of Credit (2)		250,000						250,000	250,000
Amounts undisbursed		43						43	27,064
Amounts outstanding		249,957						249,957	222,936
Average interest rate		3.85%						3.85%	2.54%
Maturity		9/05						9/05	9/05
Margin loan (3)	10,000							10,000	—
Average interest rate	3.01%							3.01%	—
Maturity	N/A							N/A	—
SBA debentures				36,000		44,000		80,000	80,000
Amounts undisbursed				7,500		8,065		15,565	23,065
Amounts outstanding				28,500		35,935		64,435	56,935
Average interest rate				6.15%		6.08%		6.11%	5.93%
Maturity				9/11-3/14		9/11-9/13		9/11-3/14	9/11-3/14
Certificates of deposit (4)							186,538	186,538	—
Average interest rate							2.46%	2.46%	—
Maturity							1/05-5/09	1/05-5/09	—

Total cash and remaining amounts undisbursed under credit facilities	$7,025	$5,833	$1,359	$10,324	$3,237	$9,383	$19,014	$56,175	$97,805

Total debt outstanding	$21,700	$253,260	$—	$28,500	$—	$35,935	$186,538	$525,933	$287,454

(1)	On April 30, 2004, the Company established a $15,000,000 line of credit with Sterling National Bank secured by certain loans of MBC and other affiliates.

(2)	In January, 2005, this line of credit was extended for an additional year to 9/06 at up to 50 bp lower rates, with the committed amount adjusting to $275,000,000 immediately, increasing to $325,000,000 at our option.
(3)	In November, 2004, the Company established a margin loan with Bear Stearns, secured by the CCU stock received in the Media merger.
(4)	Reflects the federally-insured certificates of deposit issued by MB during its first full year of operations.

Loan amortization, prepayments, and sales also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, medallion loan market rates, economic conditions, and competition. Loan sales are a major focus of the SBA Section 7(a) loan program conducted by BLL, which is primarily set up to originate and sell loans. Increases in SBA Section 7(a) loan balances in any given period generally reflect timing differences in closing and selling transactions. The Company believes that its credit facilities with MLB and the SBA, deposits generated at MB, and cash flow from operations (after distributions to shareholders) will be adequate to fund the continuing operations of the Company’s loan portfolio. Also, MB is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R), which supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. FAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. The provisions of FAS No. 123R are effective July 1, 2005. We are currently evaluating the provisions of FAS No. 123R and currently estimate that the adoption of these provisions will reduce annual diluted earnings per share in 2005.

In December 2003, the FASB issued Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities” (FIN 46R), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. Variable interest entities, some of which were formerly referred to as special purpose entities, are generally entities for which their other equity investors (1) do not provide significant financial resources for the entity to sustain its activities, (2) do not have voting rights or (3) have voting rights that are disproportionately high compared with their economic interests. Under FIN 46R, variable interest entities must be consolidated by the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards of ownership arising from the variable interest entity. FIN 46R also requires certain disclosures if a significant variable interest is held but not required to be consolidated. This standard did not have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This standard did not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). The provisions of SFAS No.149 that relate to SFAS No. 133 and No. 138 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133 and No. 138, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying financing component to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated above and for hedging relationships designated after June 30, 2003. In addition, except as stated above, all provisions of SFAS No.149 should be applied prospectively. This standard did not have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure- An Amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain interim disclosures that are incremental to those required by Statement No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations. The Company adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2003.

INVESTMENT CONSIDERATIONS

Interest rate fluctuations may adversely affect the interest rate spread we receive on our taxicab medallion and commercial loans.

Because we borrow money to finance the origination of loans, our income is dependent upon the difference between the rate at which we borrow funds and the rate at which we loan funds. While the loans in our portfolio in most cases bear interest at fixed-rates or adjustable-rates (which adjust at various intervals), we finance a substantial portion of such loans by incurring indebtedness with adjustable or floating interest rates (which adjust immediately to changes in rates). As a result, our debt may adjust to a change in interest rates more quickly than the loans in our portfolio. In periods of sharply rising interest rates, our costs of funds would increase, which would reduce our portfolio income before net realized and unrealized gains. Accordingly, like most financial services companies, we face the risk of interest rate fluctuations. Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate caps, to achieve a positive asset/liability gap at year end, general rises in interest rates may reduce our interest rate spread in the short term. In addition, we rely on our counterparties to perform their obligations under such interest rate caps.

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

We have traditionally qualified to be a RIC, and in order to be taxed as a RIC we must distribute our income. Therefore, we may have a continuing need for capital if we continue to be taxed as a RIC in the future.

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

In order to be taxed as a RIC in 2001 and earlier years, and as expected for 2004 and later years, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. At December 31, 2004, we had $15,565,000 available under outstanding commitments from the SBA, $10,269,000 available under a loan sale agreement with a participant bank, $2,400,000 of additional deposits can be raised by MB at existing capital levels, and $3,300,000 is available under a revolving credit agreement with a commercial bank. In addition, in January 2005, our revolving line of credit with MLB was increased to $275,000,000, and extended until September 2006, with an option to increase the line to $325,000,000 at our choice, increasing availability under the line by $25,000000 and $75,000,000, respectively.

We may have difficulty raising capital to finance our planned level of lending operations.

Although the Company has demonstrated an ability to meet significant debt amortization requirements in the past, received approval to operate MB and begin raising federally-insured deposits, and has several refinancing options in progress and under consideration, there can be no assurance that additional funding sources to meet amortization requirements or future growth targets will be successfully obtained. See the additional discussion related to the credit facilities and note agreements in the Liquidity and Capital Resources section on page 33

Due to the Company’s late filing of this Form 10-K, the Company could have restrictions imposed on it by rules of NASDAQ and the SEC. Such restrictions could include, and are not limited to, such items as not being able to file short form registration statements if the Company were to issue additional common stock to the public. The Company has no current plans for additional equity offerings.

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

Although we have diversified from the New York City area, a significant portion of our loan revenue is derived from New York City medallion loans collateralized by New York City taxicab medallions. An economic downturn in the New York City taxicab industry could lead to an increase in defaults on our medallion loans. There can be no assurance that we will be able to sufficiently diversify our operations geographically.

An economic downturn could result in certain of our commercial loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us, and increasing the level of delinquencies, defaults, and loan losses in our commercial loan portfolio. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2004 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

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

Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. At December 31, 2004, our net unrealized depreciation on investments was approximately $11,261,000 or 1.72% of our investment portfolio. Based upon current market conditions and current loan-to-value ratios, management believes, and our Board of Directors concurs, that the net unrealized depreciation on investments is adequate to reflect the fair value of the portfolio.

Changes in taxicab industry regulations that result in the issuance of additional medallions could lead to a decrease in the value of our medallion loan collateral.

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. New York City determined to increase the number of medallions by 900, auctioned over a three year period beginning in 2004, preceded by a 25% fare hike. The first of these auctions for 300 medallions concluded in April 2004, and the second for 300 medallions concluded in October 2004, and both generated high levels of bid activity and record medallion prices. Although there can be no assurances, we would expect the final auction in 2005 to obtain similar results. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10% each year. However, for sustained periods during that time, taxicab medallions have declined in value. During 2004, the value of New York City taxicab medallions increased by approximately 40% for individual medallions and 40% for corporate medallions.

Our failure to re-establish our RIC status in 2004 and beyond could lead to a substantial reduction in the amount of income distributed to our shareholders.

In 2003, changes were enacted to the federal tax laws which, among other things, significantly reduced the tax rate on dividends paid to shareholders from a corporation’s previously taxed income. Assuming we qualify as a RIC for 2004 or subsequent taxable years, we are unable to predict the effect of such changes upon our common stock.

As noted above, we did not qualify as a RIC in 2002 and 2003, and as a result we were able to take advantage of corporate net operating loss carryforwards. If we do not file as a RIC for more than two consecutive years, and then seek to requalify and elect RIC status, we would be required to recognize gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognize would be deemed distributed to our stockholders as a taxable distribution. Prior to 2002, we (along with some of our subsidiaries) qualified to be treated as RICs under the Code. As RICs, we generally were not subject to federal income tax on investment company taxable income (which includes, among other things, interest, dividends, and capital gains reduced by deductible expenses) distributed to our shareholders. If we or those of our subsidiaries that were also RICs fail to qualify as RICs in 2004 or beyond, our respective income would become fully taxable and a substantial reduction in the amount of income available for distribution to us and to our shareholders could result.

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

The merger of Media into CCU in exchange for stock created a diversification issue as well, as it represents 14% of the Company’s RIC assets. The level of the investment will need to be monitored to ensure it remains within the diversification guidelines.

Additionally the Company’s investment in MB, while representing only 17% of the Company’s total RIC assets at December 31, 2004, currently falls well within the guidelines of the 25% test described above. However, as an anticipated future growth vehicle of the Company, the investment in MB will need to be monitored for continued compliance with the test.

The fair value of the collateral appreciation participation loan portfolio at December 31, 2004 was $19,814,000, which represented 6% of MFC’s total RIC assets, and the owned medallion portion was $5,600,000 or 2% of total assets. We will continue to monitor the levels of these asset types in conjunction with the diversification tests, assuming we re-qualify for RIC status.

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

We are regulated by the SEC, the SBA, the FDIC, and the Utah Department of Financial Institutions. In addition, changes in the laws or regulations that govern BDCs, RICs, SBICs, or banks may significantly affect our business. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change. Any change in the laws or regulations that govern our business could have a material impact on our operations.

Our use of brokered deposit sources for MB’s deposit-gathering activities may not be available when needed.

MB relies on the established brokered deposit market to originate deposits to fund its operations. While MB has developed contractual relationships with a diversified group of investment brokers, and the brokered deposit market is well-developed and utilized by many banking institutions, conditions could change that might affect the availability of deposits. If the capital levels at MB fall below the “well-capitalized” level, or if MB experiences a period of sustained operating losses, the cost of attracting deposits from the brokered deposit market could increase significantly, and the ability of MB to raise deposits from this source could be impaired. MB’s ability to manage its growth to stay within the “well-capitalized” level, and the capital level currently required by the FDIC during MB’s first three years of operation, which is also considerably higher than the level required to be classified as “well-capitalized”, is critical to MB’s retaining open access to this funding source.

Consumer lending is a new product line for us that carries a higher risk of loss and could be adversely affected by an economic downturn.

The acquisition of the RV/Marine loan portfolio, and the subsequent commencement of lending operations in this line of business, represents an entry into the new market of consumer lending for the Company. Although the purchased portfolio was seasoned, and MB management has considerable experience in originating and managing consumer loans, there can be no assurances that these loans will perform at their historical levels as expected under MB’s management.

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

The Company values its portfolio at fair value as determined in good faith by management and approved by the Board of Directors in accordance with the Company’s valuation policy. Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely. The Company records unrealized appreciation on equities if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, the Company’s security has also appreciated in value. Without a readily ascertainable market value, the estimated value of the Company’s portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. The Company adjusts the valuation of the portfolio quarterly to reflect management’s estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in the Company’s statement of operations as net unrealized appreciation (depreciation) on investments. The Company’s investment in MTM, as wholly-owned portfolio investments, were also subject to quarterly assessments of its fair value. The Company used MTM’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short term floating rate debt, and to a lesser extent with long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net increase (decrease) in net assets at December 31, 2004, by approximately $992,000 on an annualized basis, compared to $822,000 as of December 31, 2003, and the impact of such an immediate 1% change over a one year period would have been $517,000, compared to ($112,000) for 2003. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in net assets in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15(A)(1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Audit Committee of the Board of Directors (the Audit Committee) of the Company annually considers and recommends to the Board of Directors the selection of the Company’s independent public accountants. During the 2004 third quarter of 2004, the Audit Committee of the Company’s Board of Directors recommended that the Company change audit firms, and directed the process of review of candidate firms to replace PwC, who had previously served as the Company’s independent accountants, and selected the registered public accounting firm of Eisner LLP (Eisner). On August 25, 2004, the Company dismissed PwC and engaged Eisner as its new accounting firm.

The reports of PwC on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that PwC’s audit report on the 2003 financial statements of the Company made reference to the fact that the financial statements for the year ended December 31, 2002 had been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of October 1, 2002.

In connection with its audits and reviews of the Company’s financial statements through the date hereof, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in their report on the financial statements for such years.

As recommended by the Audit Committee, the Board of Directors on July 29, 2002 decided to dismiss its independent auditors, Arthur Andersen LLP (Andersen) in view of recent developments relating to Andersen, and engaged PricewaterhouseCoopers LLP (PwC) to serve as the Company’s independent public accountants and to audit the financial statements for the fiscal years ended December 31, 2003 and 2002. The determination to change independent public accountants followed the Company’s decision to seek proposals from independent public accountants to audit the Company’s financial statements for the fiscal year ended December 31, 2003.

Andersen’s reports on the Company’s consolidated financial statements for the year ended December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended December 31, 2002, and the subsequent interim period through the date of their dismissal, there were (i) no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years, and (ii) except as described above, no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Andersen with a copy of the foregoing disclosures and requested that it furnish the Company with a copy of a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements above. In response, Andersen indicated that, as of July 1, 2002, Andersen no longer issues such letters.

During the year ended December 31, 2002, the Company did not consult PwC with respect to any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 3a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including its principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework, the Company’s management is in the process of completing its evaluation of the effectiveness of internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company’s Definitive Proxy Statement expected to be filed by April 30, 2005 for its fiscal year 2005 Annual Meeting of Shareholders under the caption “Directors and Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Definitive Proxy Statement expected to be filed by April 30, 2005 for its fiscal year 2005 Annual Meeting of Shareholders under the caption “Compensation of Directors and Executive Officers.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Company’s Definitive Proxy Statement expected to be filed by April 30, 2005 for its fiscal year 2005 Annual Meeting of Shareholders under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company’s Definitive Proxy Statement expected to be filed by April 30, 2005 for its fiscal year 2005 Annual Meeting of Shareholders under the caption “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the Company’s Definitive Proxy Statement expect to be filed by April 30, 2005 for its fiscal year 2005 Annual Meeting of Shareholders under the caption “Independent Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. FINANCIAL STATEMENTS

The consolidated financial statements of Medallion Financial Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

       2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1.

(B) REPORTS ON FORM 8-K

1.	Current Report on Form 8-K, dated March 30, 2004, relating to the Company’s purchase of a recreational loan portfolio.

2.	Current Report on Form 8-K, dated May 6, 2004, relating to the Company’s financial results for the 2004 first quarter.

3.	Current Report on Form 8-K, dated August 5, 2004, relating to the Company’s financial results for the 2004 second quarter, and the Company’s common stock repurchase program.

4.	Current Report on Form 8-K, dated August 26, 2004, relating to the Company’s dismissal of its previous independent accountants, PricewaterhouseCoopers LLP, and engagement of Eisner LLP as its new independent accountants.

5.	Current Report on Form 8-K, dated September 7, 2004, relating to the Company’s execution of an Agreement and Plan of Merger to merge the Company’s subsidiary Medallion Taxi Media, Inc. with a subsidiary of the outdoor advertising division of Clear Channel Communications, Inc.

6.	Current Report on Form 8-K, dated September 10, 2004, relating to the merger of the Company’s subsidiary Medallion Taxi Media, Inc. into a subsidiary of the outdoor advertising division of Clear Channel Communications, Inc.

7.	Current Report on Form 8-K, dated November 3, 2004, relating to the election of Henry L. “Hank” Aaron to the Company’s Board of Directors.

8.	Current Report on Form 8-K, dated November 4, 2004, relating to the Company’s financial results for the 2004 third quarter.

9.	Current Report on Form 8-K, dated November 5, 2004, relating to the Company’s common stock repurchase program.

(C) EXHIBITS

Number	Description
2.1	Agreement and Plan of Merger, dated September 3, 2004, between Medallion Financial Corp., Medallion Taxi Media, Inc., Clear Channel Communications, Inc., and Checker Acquisition Corp. Filed as Exhibit 2.1 to the Current Report on Form 8-K, dated September 7, 2004 (File No. 000-27812) and incorporated by reference herein.

3.1(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 2(a) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

3.1(b)	Amendment to Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 814-00188) and incorporated by reference herein.

3.2	Restated By-Laws. Filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.1	Amended and Restated Promissory Note, dated September 12, 2003, in the amount of $300,000,000, from Taxi Medallion Loan Trust I, payable to Merrill Lynch Commercial Finance Corp. (as successor to Merrill Lynch Bank USA) Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated by reference herein.

4.2	Promissory Note, dated April 30, 2003, in the amount of $7,000,000 from Medallion Financial Corp., payable to Atlantic Bank of New York. Filed as Exhibit 4.1 to the Company’s quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated by reference herein.

10.1	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by referenced herein.

10.2	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by referenced herein.

10.3	Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2002 (File No. 000-27812) and incorporated by reference herein.

10.4	Medallion Financial Corp. Amended and Restated 1996 Non-Employee Directors Stock Option Plan. Filed as Exhibit A to the Company’s Request Form on Amendment and the Order by the Commission approving the plan as of April 3, 2000 (File No. 812-11800) and incorporated by reference herein.

10.5	Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.6	Amended and Restated Loan and Security Agreement dated as of September 13, 2003, by and among Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp., as successor to (Merrill Lynch Bank USA). Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 13, 2003 (File No. 000-27812) and incorporated by reference herein.

10.7	Loan and Sale Contribution Agreement, dated as of September 13, 2002, between Medallion Financial Corp. and Taxi Medallion Loan Trust I. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.8	Loan Sale and Exchange Agreement, dated as of September 13, 2002, between Medallion Financial Corp. and Medallion Funding Corp. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.9	Servicing Agreement, among Medallion Funding Corp., Taxi Medallion Loan Trust I and the parties thereto, dated as of September 13, 2002. Filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.10	Custodial Agreement, dated as of September 13, 2002, among the lenders thereto, Taxi Medallion Loan Trust I, Medallion Funding Corp. and Wells Fargo Bank Minnesota, N.A. Filed as Exhibit 10.8 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.11	Amended and Restated Trust Agreement, dated as of September 13, 2002, by and between Medallion Funding Corp. and Wachovia Trust Company, N.A. Filed as Exhibit 10.9 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

Date: April 6, 2005

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant
as principal financial and accounting officer.

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Medallion Financial Corp.

We have audited the accompanying consolidated balance sheet of Medallion Financial Corp. and subsidiaries as of December 31, 2004, including the consolidated schedule of investments as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows and the selected ratios and other data (Note 16) for the year then ended . These financial statements and the selected ratios and other data are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the selected ratios and other data based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the selected ratios and other data are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and the selected ratios and other data enumerated above present fairly, in all material respects, the consolidated financial position of Medallion Financial Corp. and subsidiaries as of December 31, 2004 and their consolidated results of their operations and cash flows and the selected ratios and other data for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

Florham Park, New Jersey

March 25, 2005

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

PricewaterhouseCoopers LLP

New York, New York

March 15, 2004

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
Interest income on investments	$37,875,698	$25,794,577	$33,485,320
Dividends and interest income on short-term investments	809,368	223,178	389,967
Medallion lease income	434,315	196,610	—

Total investment income	39,119,381	26,214,365	33,875,287

Interest on floating rate borrowings	8,921,750	7,862,552	13,542,993
Interest on fixed rate borrowings	7,141,833	4,179,379	6,700,019

Total interest expense	16,063,583	12,041,931	20,243,012

Net interest income	23,055,798	14,172,434	13,632,275

Gain on sales of loans	904,074	856,083	1,443,735
Other income	2,575,355	3,600,783	4,677,678

Total noninterest income	3,479,429	4,456,866	6,121,413

Salaries and benefits	9,417,185	9,110,058	9,176,312
Professional fees	1,776,251	1,247,687	2,454,962
Cost of debt extinguishment	—	63,302	9,417,314
Other operating expenses	7,743,645	6,752,616	6,516,857

Total operating expenses	18,937,081	17,173,663	27,565,445

Net investment income (loss) before income taxes	7,598,146	1,455,637	(7,811,757)
Income tax provision	2,170,737	41,149	84,656

Net investment income (loss) after income taxes	5,427,409	1,414,488	(7,896,413)

Net realized gains (losses) on investments	(25,791)	11,526,628	(6,335,281)
Net change in unrealized appreciation (depreciation) on investments	17,110,411	(10,923,093)	1,620,078

Net realized/unrealized gain (loss) on investments	17,084,620	603,535	(4,715,203)

Net increase (decrease) in net assets resulting from operations	$22,512,029	$2,018,023	$(12,611,616)

Net increase (decrease) in net assets resulting from operations per common share
Basic	$1.25	$0.11	$(0.69)
Diluted	1.22	0.11	(0.69)

Dividends declared per share	$0.37	$0.16	$0.03

Weighted average common shares outstanding
Basic	18,001,604	18,245,774	18,242,728
Diluted	18,424,518	18,287,952	18,242,728

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
Assets
Medallion loans, at fair value	$392,131,108	$288,211,557
Commercial loans, at fair value	136,834,891	85,970,205
Consumer loans, at fair value	66,330,748	—
Equity investments, at fair value	33,645,424	4,976,763
Investment securities, at fair value	14,598,837	—

Net investments ($312,330,000 at December 31, 2004 and $251,880,000 at December 31, 2003 pledged as collateral under borrowing arrangements)	643,541,008	379,158,525
Investment in and loans to MTM	—	3,614,485

Total investments	643,541,008	382,773,010

Cash ($690,000 in 2004 and $605,000 in 2003 restricted as to use by lender)	37,267,122	47,675,537
Accrued interest receivable	3,062,608	1,727,719
Servicing fee receivable	2,312,040	2,663,468
Fixed assets, net	991,901	1,351,887
Goodwill, net	5,007,583	5,007,583
Other assets, net	17,727,362	15,295,253

Total assets	$709,909,624	$456,494,457

Liabilities
Accounts payable and accrued expenses	$11,756,337	$5,726,830
Accrued interest payable	1,758,956	1,197,248
Floating rate borrowings	274,959,911	230,519,057
Fixed rate borrowings	250,973,035	56,935,000

Total liabilities	539,448,239	294,378,135

Shareholders’ equity
Preferred Stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized)	183,077	182,524
Treasury stock at cost, 983,451 shares in 2004 and 30,934 shares in 2003	(9,002,382)	(431,584)
Capital in excess of par value	174,095,094	173,831,049
Cumulative effect of foreign currency translation	—	(72,861)
Accumulated net investment income (losses)	5,185,596	(11,392,806)

Total shareholders’ equity	170,461,385	162,116,322

Total liabilities and shareholders’ equity	$709,909,624	$456,494,457

Number of common shares outstanding	17,344,999	18,242,178
Net asset value per share	$9.83	$8.89

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Capital In Excess Of Par Value	Cumulative Effect of Foreign Currency Translation	Accumulated Net Investment Income (Losses)
	# of Shares(1)	Amount	# of Shares	Amount
Balance at December 31, 2001	18,242,035	$182,421	(20,118)	$(331,640)	$184,817,899	$—	$(9,645,103)
Net decrease in net assets resulting from operations	—	—	—	—	—	—	(12,611,616)
Dividends declared on common stock ($0.03 per share)	—	—	—	—	—	—	(547,282)
Other	693	—	—	—	—	—	—
SOP 93-2 reclassification	—	—	—	—	(11,036,537)	—	11,036,537

Balance at December 31, 2002	18,242,728	182,421	(20,118)	(331,640)	173,781,362	—	(11,767,464)
Exercise of stock options	10,266	103	—		49,687	—	—
Net increase in net assets resulting from operations	—	—	—	—	—	—	2,018,023
Dividends declared on common stock ($0.09 per share)	—	—	—	—	—	—	(1,643,365)
Treasury stock acquired	(10,816)	—	(10,816)	(99,944)		—	—
Cumulative effect of foreign currency translation	—	—	—	—	—	(72,861)	—

Balance at December 31, 2003	18,242,178	182,524	(30,934)	(431,584)	173,831,049	(72,861)	(11,392,806)
Exercise of stock options	55,338	553			264,045
Net increase in net assets resulting from operations							22,512,029
Dividends declared on common stock ($0.33 per share)							(5,933,627)
Treasury stock acquired	(952,517)		(952,517)	(8,570,798)
Cumulative effect of foreign currency translation						72,861

Balance at December 31, 2004	17,344,999	$183,077	(983,451)	$(9,002,382)	$174,095,094	$—	$5,185,596

(1)	Shown net of Treasury shares held

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$22,512,029	$2,018,023	$(12,611,616)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Depreciation and amortization	635,758	643,809	595,176
Amortization of origination costs	1,704,194	1,376,641	1,529,200
Increase in net unrealized (appreciation) depreciation on investments	3,575,088	6,990,265	(6,414,472)
Gain on sale of Media	(24,989,099)	—	—
Net realized (gains) losses on investments	1,502,791	(11,526,628)	6,335,281
Gains on sales of loans	(904,074)	(856,083)	(1,443,735)
Increase in unrealized depreciation on MTM	2,826,600	3,932,828	4,794,394
Increase in valuation of servicing fee receivable	—	(400,000)	—
(Increase) decrease in accrued interest receivable	(430,333)	960,570	1,449,368
Decrease in servicing fee receivable	786,428	574,949	731,182
(Increase) decrease in other assets, net	4,134,367	(1,067,518)	(2,282,983)
Increase (decrease) in accounts payable and accrued expenses	1,074,536	(1,481,477)	(39,192)
Increase (decrease) in accrued interest payable	561,708	(4,392,505)	3,451,514

Net cash provided by (used for) operating activities	12,989,993	(3,227,126)	(3,905,883)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(303,369,002)	(248,225,892)	(158,060,115)
Purchase of RV/ Marine loan portfolio	(87,213,656)	—	—
Proceeds from principal receipts, sales, and maturities of investments	144,835,651	232,171,193	248,049,659
Investments in and loans to MTM, net	(1,608,722)	(3,103,874)	(2,641,698)
Capital expenditures	(281,741)	(301,346)	(213,039)

Net cash provided by (used for) investing activities	(247,637,470)	(19,459,919)	87,134,807

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from floating rate borrowings	165,493,591	193,216,383	150,718,194
Repayments of floating rate borrowings	(121,052,737)	(143,305,813)	(203,109,706)
Proceeds from fixed rate borrowings	260,973,102	9,150,000	25,300,000
Repayments of fixed rate borrowings	(66,935,067)	(22,373,753)	(43,986,247)
Proceeds from exercise of stock options	264,598	49,790	—
Payments of declared dividends	(5,933,627)	(1,643,366)	(2,190,938)
Purchase of treasury stock at cost	(8,570,798)	(99,944)	—

Net cash provided by (used for) financing activities	224,239,062	34,993,297	(73,268,697)

NET INCREASE (DECREASE) IN CASH	(10,408,415)	12,306,252	9,960,227
CASH, beginning of year	47,675,537	35,369,285	25,409,058

CASH, end of year	$37,267,122	$47,675,537	$35,369,285

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$13,387,325	$13,745,950	$18,700,933
Cash paid during the year for income taxes	2,157,000	41,149	38,840
Non-cash investing activities-net transfers to (from) other assets	1,439,831	(2,362,534)	9,353,121

The accompanying notes are in integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a Business Development Company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans. As an adjunct to the Company’s taxicab medallion finance business, the Company had operated a taxicab rooftop advertising business through two subsidiaries, the primary operator Medallion Taxi Media, Inc. (Media), and a small operating subsidiary in Japan (MMJ), (together MTM). During the 2004 third quarter, Media was merged with and into a subsidiary of Clear Channel Communications, Inc. (CCU), and MMJ was sold in a stock sale to its management. The Company no longer conducts a taxicab rooftop advertising business. (See Note 3)

The Company also conducts business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) Section 7(a) program; Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business; Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), a Federal Deposit Insurance Corporation (FDIC) insured industrial bank that primarily originates medallion loans, commercial loans, and RV/Marine consumer loans, raises deposits, and conducts other banking activities. MFC, MCI, and FSVC, as SBICs, are regulated and financed in part by the SBA.

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

MB is a wholly-owned subsidiary of the Company and was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions (licenses), 2) asset-based commercial loans and 3) SBA 7(a) loans. The loans are marketed and serviced by MB’s affiliates who have extensive prior experience in these asset groups. Additionally, MB began issuing brokered certificates of deposit in January 2004, and purchased over $84,150,000 of taxicab medallion and asset-based loans from affiliates of the Company. Additionally, on April 1, 2004, MB purchased a RV/Marine loan portfolio with a principal amount of $84,875,000, net of $4,244,000, or 5.0%, of unrealized depreciation, from an unrelated financial institution for consideration of $86,309,000. The purchase was funded with $7,700,000 of additional capital contributed by the Company and with deposits raised by MB. The purchase included a premium of approximately $5,678,000 to the book value of assets acquired, which will be amortized to interest income over the expected life of the acquired loans, and which is carried in other assets on the consolidated balance sheets.

In June 2003, MFC established several wholly-owned subsidiaries which, along with an existing subsidiary (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions which are leased to fleet operators while being held for long-term appreciation in value.

In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others. The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. The assets of the Trust, aggregating $280,413,849 at December 31, 2004, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust. The Trust’s loans are serviced by MFC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the US and general practices in the investment company industry. The preparation of financial statements in conformity with generally accepted accounting principles in the US requires the Company to make estimates and assumptions that affect the reporting and disclosure of assets and liabilities, including those that are of a contingent nature, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates are subject to change over time, and actual results could differ from those estimates. The determination of fair value of the Company’s investments is subject to significant change within one year.

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

Equity investments (common stock and stock warrants) and investment securities (mortgage backed bonds) are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments at December 31, 2004 are marketable and non-marketable securities of $29,926,000 and $3,719,000, respectively. At December 31, 2003, the respective balances were $648,000 and $4,328,000. The increase in marketable investment securities reflected the receipt of 933,521 shares of stock of CCU (833,521 shares at year end) in connection with the merger of Media into CCU. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 61% and 76% of the Company’s investment portfolio at December 31, 2004 and December 31, 2003 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 78% and 80% were in New York City. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (21%) represents loans to various commercial enterprises, in a variety of industries, including wholesaling, food services, financing, broadcasting, communications, real estate, and lodging. These loans are made primarily in the metropolitan New York City area, and include loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the US Congress. Approximately 11% of the Company’s portfolio consists of consumer loans collateralized by recreational vehicles, boats, and trailers to consumers in all 50 states.

Collateral Appreciation Participation Loans

During the 2000 first half, the Company originated collateral appreciation participation loans collateralized by 500 Chicago taxicab medallions of $29,800,000, of which $20,850,000 was syndicated to other financial institutions. During 2002 and 2003, all of the medallions were returned to the Company in lieu of repayment of the loans. Subsequently, the Company reached agreement to sell 400 of the medallions to new borrowers at book value upon the transfer of the ownership of the medallion licenses by the City of Chicago, and 400 medallions had been reclassified back to medallion loans through December 31, 2004, reflecting the transfers to date, and are carried at $19,814,000, which includes portions of the original loan repurchased from the participants and refinanced elsewhere, primarily with the Merrill Lynch facility. Also, during 2003, 100 of the returned medallions were sold for $2,000,000 to subsidiaries of MFC, who subsequently repurchased the syndicated portion of $4,000,000, the purchase of which was mostly funded by notes of $3,700,000 with several banks. These medallions are leased to fleet operators while being held for long-term appreciation in value. As a RIC, the Company is required to mark-to-market these investments on a quarterly basis, as it does on all of its other investments. The Company believes that it has adequately calculated the fair market value of these investments in each accounting period, by relying upon information such as recent and historical medallion sale prices.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2004 and December 31, 2003 net origination costs totaled approximately $1,755,000 and $1,646,000. Amortization expense for the years ended December 31, 2004, 2003, and 2002 was approximately $1,704,000, $1,377,000, and $1,529,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At December 31, 2004, the net premium on investment securities totaled $504,000, and amortization expense for 2004 was $81,000. There were no premiums or amortization expense in 2003 or 2002.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At December 31, 2004, 2003, and 2002, total nonaccrual loans were approximately $28,523,000, $26,769,000, and $24,208,000, and represented 5%, 7%, and 7% of the gross medallion and commercial loan portfolio, respectively. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $6,016,000, $3,856,000, and $4,011,000 as of December 31, 2004, 2003, and 2002, of which $2,812,000, $2,310,000, and $2,242,000 would have been recognized in the years ended December 31, 2004, 2003, and 2002.

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

Loan Sales and Servicing Fee Receivable

The Company currently accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125” (SFAS 140). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The principal portion of loans serviced for others by the Company was approximately $123,166,000 and $174,887,000 at December 31, 2004 and December 31, 2003.

Gain or losses on loan sales are primarily attributable to the sale of commercial loans which have been at least partially guaranteed by the SBA. The Company recognizes gains or losses from the sale of the SBA-guaranteed portion of a loan at the date of the sales agreement when control of the future economic benefits embodied in the loan is surrendered. The gains are calculated in accordance with SFAS 140, which requires that the gain on the sale of a portion of a loan be based on the relative fair values of the loan portion sold and the loan portion retained. The gain on loan sales is due to the differential between the carrying amount of the portion of loans sold and the sum of the cash received and the servicing fee receivable. The servicing fee receivable represents the present value of the difference between the servicing fee received by the Company (generally 100 to 400 basis points) and the Company’s servicing costs and normal profit, after considering the estimated effects of prepayments and defaults over the life of the servicing agreement. In connection with calculating the servicing fee receivable, the Company must make certain assumptions including the cost of servicing a loan including a normal profit, the estimated life of the underlying loan that will be serviced, and the discount rate used in the present value calculation. The Company considers 40 basis points to be its cost plus a normal profit and uses the note rate plus 100 basis points for loans with an original maturity of ten years or less, and the note rate plus 200 basis points for loans with an original maturity of greater than ten years as the discount rate. The note rate is generally the prime rate plus 2.75%.

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

The estimated net servicing income is based, in part, on management’s estimate of prepayment speeds, including default rates, and accordingly, there can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and its value will decline; and as a result, servicing income during that and subsequent periods would decline. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and servicing income would increase. The constant prepayment rates utilized by the Company in estimating the lives of the loans depend on the original term of the loan, industry trends, and the Company’s historical data. During 2001, the Company began to experience an increase in prepayment activity and delinquencies. These trends continued to worsen during 2001, and as a result the Company revised its prepayment assumptions on certain loan pools to between 25% and 35% from the 15% rate historically used on all pools. Since late 2002, prepayment patterns have slowed. The Company evaluates the temporary impairment to determine if any such temporary impairment would be considered to be permanent in nature. In the first quarter of 2003, the Company determined that $856,000 of the temporary impairment reserve had suffered a permanent loss in value and was now permanent. Additionally, during 2003, the Company determined that $400,000 of the temporary impairment reserve was no longer warranted due to the above discussed prepayment patterns and consequently, was reversed and recognized as servicing fee income. The prepayment rate of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers.

The activity in the reserve for servicing fee receivable follows:

	Year Ended December 31,
	2004	2003	2002
Beginning Balance	$1,037,500	$2,293,500	$2,376,000
Adjustments to carrying values (1)	—	(856,000)	—
Reductions charged to operations	—	(400,000)	(82,500)
Other	(1,000)	—	—

Ending Balance	$1,036,500	$1,037,500	$2,293,500

(1)	The Company determined that a fully reserved portion of the servicing asset had suffered a permanent loss in value, and accordingly, reduced both the balance of the gross servicing fee receivable and the related reserve by $856,000. There was no impact on the consolidated statement of income.

The Company also has the option to sell the unguaranteed portions of loans to third party investors. The gain or loss on such sales is calculated in accordance with SFAS No. 140. The discount related to unguaranteed portions sold would be reversed, and the Company would recognize a servicing fee receivable or liability based on servicing fees retained by the Company. The Company is required to retain at least 5% of loans sold under the SBA Section 7(a) program. The Company had sales of unguaranteed portions of loans to third party investors of $0, $4,395,000, and $16,762,000 for the years ended December 31, 2004, 2003, and 2002, generating net gains on sale of $0, $202,000, and $571,000.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized depreciation on net investments (which excludes MTM and foreclosed properties) was $11,261,000 as of December 31, 2004 and $7,631,000 as of December 31, 2003. The Company’s investment in MTM, as wholly-owned portfolio investments, was also subject to quarterly assessments of its fair value. The Company used MTM’s actual results of operations as the best estimate of changes in its fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments. See Note 3 for the presentation of financial information for MTM.

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on net investments for the years ended December 31, 2004, 2003, and 2002.

	Loans	Equity Investments	Total
Balance December, 2001(1)	$(9,626,304)	$2,125,252	$(7,501,052)
Increase in unrealized
Appreciation on investments	—	4,354,823	4,354,823
Depreciation on investments	(3,843,923)	(260,403)	(4,104,326)
Reversal of unrealized (appreciation) depreciation related to realized
Gains on investments	(2,722)	—	(2,722)
Losses on investments	6,075,523	219,912	6,295,435
Other	400,000	(400,000)	—

Balance December 31, 2002 (1)	(6,997,426)	6,039,584	(957,842)
Increase in unrealized
Appreciation on investments	—	1,857,627	1,857,627
Depreciation on investments	(3,223,280)	122,400	(3,100,880)
Reversal of unrealized (appreciation) depreciation related to realized
Gains on investments	(11,811)	(7,732,566)	(7,744,377)
Losses on investments	2,314,726	—	2,314,726

Balance December 31, 2003 (1)	(7,917,791)	287,045	(7,630,746)
Increase in unrealized
Appreciation on investments	—	2,820,058	2,820,058
Depreciation on investments (2)	(6,258,518)	(2,478,552)	(8,737,070)
Reversal of unrealized (appreciation) depreciation related to realized
Gains on investments	—	—	—
Losses on investments	5,522,591	7,588	5,530,179
RV/ Marine reserve (3)	(4,243,854)	—	(4,243,854)
Other(4)	1,000,000	—	1,000,000

Balance December 31, 2004 (1)	$(11,897,572)	$636,139	$(11,261,433)

(1)	Excludes unrealized depreciation of $512,281, $317,361, $128,738, and $43,093 on foreclosed properties at December 31, 2004, 2003, 2001, and 2001, respectively.
(2)	Includes $49,220 of depreciation on investment securities.
(3)	Reflects the difference between the purchase price of the portfolio and the actual nominal value of the loan contracts acquired.
(4)	Reflects the reclassification of a reserve related to collateral appreciation participation loans to accounts payable and accrued expenses.

The table below summarizes components of unrealized realized gains and losses in the investment portfolio.

	Year Ended December 31,
	2004	2003	2002
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$2,820,058	$1,857,627	$4,354,823
Unrealized depreciation	(8,737,070)	(3,100,880)	(4,104,326)
Unrealized gain on the sale of Media	23,512,099	—	—
Unrealized depreciation on MTM	(2,826,600)	(3,932,828)	(4,794,394)
Realized gains	(2,675,974)	(7,744,377)	(2,722)
Realized losses	5,530,179	2,314,726	6,295,435
Unrealized gains (losses) on foreclosed properties	(512,281)	(317,361)	(128,738)

Total	$17,110,411	($10,923,093)	$1,620,078

Net realized gains (losses) on investments
Realized gains	$5,628,629	$13,966,891	$2,722
Realized losses	(5,530,179)	(2,314,726)	(6,295,435)
Direct recoveries (charge-offs)	(85,602)	36,145	(42,568)
Realized losses on foreclosed properties	(38,639)	(161,682)	—

Total	$(25,791)	$11,526,628	$(6,335,281)

Goodwill

Effective January 1, 2002, coincident with the adoption of SFAS No.142, “ Goodwill and Intangible Assets,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for 2004, 2003, and 2002. The Company conducts annual appraisals of its goodwill, and will recognize any impairment in the period the impairment is identified.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $636,000, $644,000, and $595,000 for the years ended December 31, 2004, 2003, and 2002.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense was $2,085,000, $2,771,000, and $7,958,000 for the years ended December 31, 2004, 2003, and 2002. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives, and during 2004 was increased by the purchase premium paid on the RV/Marine portfolio purchase of $5,678,000, of which $1,288,000 was amortized into interest income during 2004. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts on the balance sheet for all of these purposes were $7,460,000 and $2,997,000 as of December 31, 2004 and 2003. See also Note 14 for the details of the costs of debt extinguishment.

Federal Income Taxes

Traditionally, the Company and each of its corporate subsidiaries other than Media and MB (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company did not qualify to be treated as a RIC for 2002, primarily due to a shortfall of interest and dividend income related to total taxable income caused primarily by losses in MFC and other subsidiaries, nor did it qualify as a RIC in 2003. As a result, the Company was treated as a taxable entity in 2003 and 2002, which had an immaterial effect on the Company’s financial position and results of operations for 2002. The Company qualifies and is filing its federal tax returns as a RIC for 2004.

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

During the 2004 second quarter, BLL changed its tax status from that of a disregarded “pass-through” entity of the Company to that of a company taxable as a corporation. For the 2004 year, BLL has no tax liability as a result of this election. The Company believes it has made adequate provision for potential tax assessments resulting from its activities.

Net Increase (Decrease) in Net Assets Resulting from Operations per Share (EPS)

Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised, and has been computed after giving consideration to the weighted average dilutive effect of the Company’s common stock and stock options. The Company uses the treasury stock method to calculate diluted EPS, which is a method of recognizing the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. The table below shows the calculation of basic and diluted EPS.

	Years Ended December 31,
	2004	2003	2002
Net increase (decrease) in net assets resulting from operations available to common shareholders	$22,512,029	$2,018,023	$(12,611,616)

Weighted average common shares outstanding applicable to basic EPS	18,001,604	18,245,774	18,242,728
Effect of dilutive stock options (1)	422,914	42,178	—

Adjusted weighted average common shares outstanding applicable to diluted EPS	18,424,518	18,287,952	18,242,728

Basic earnings per share	$1.25	$0.11	$(0.69)
Diluted earnings per share	1.22	0.11	(0.69)

(1)	Because there were net losses in 2002, the effect of stock options is antidilutive, and therefore is not presented.

Potentially dilutive common shares excluded from the above calculations aggregated 721,840 shares as of December 31, 2004.

Dividends to Shareholders

The table below shows the tax character of distributions for tax reporting purposes.

	Years Ended December 31,
	2004	2003	2002
Dividends paid from
Ordinary income	$2,582,057	$1,643,366	$547,282
Long-term capital gain	3,351,572	—	—

Total dividends	$5,933,629	$1,643,366	$547,282

Our ability to make dividend payments is restricted by SBA regulations and under the terms of the SBA debentures. As of December 31, 2004, the Company anticipates paying an estimated $1,172,000 of ordinary income dividends for tax purposes by September 15, 2005.

Stock-Based Compensation

The Company applies APB Opinion No. 25 and related Interpretations in accounting for all the plans. Accordingly, no compensation cost has been recognized under these plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, which was released in December 2002 as an amendment to SFAS No. 123. The following table illustrates the effect on the Company’s increase net assets net value per share if the fair value based method had been applied to all awards:

	2004	2003	2002
Net increase (decrease) in net assets resulting from operations	$22,512,029	$2,018,023	$(12,611,616)
Add: stock-based employee compensation expense determined under APB No. 25, included in net increase (decrease) net assets resulting from operations	—	—	—
Less: stock-based employee compensation benefit (expense) determined under fair value method	(150,717)	(4,246)	(2,572)

Net increase (decrease) in net assets resulting from operations, pro forma	$22,361,312	$2,013,777	$(12,614,188)

Net value per share
Basic-as reported	$1.25	$0.11	$0.69
Basic-pro forma	1.24	0.11	0.69

Diluted-as reported	1.22	0.11	0.69
Diluted-pro forma	1.21	0.11	0.69

Derivatives

The Company had no interest rate cap agreements or other derivative investments outstanding during 2004 and 2003.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3) INVESTMENT IN AND LOANS TO MTM

On September 3, 2004, Media entered into a merger agreement with CCU, whereby 100% of the Company’s investment in Media was exchanged on a tax deferred basis for 933,521 shares of CCU stock (NYSE: CCU) and a cash payment of $1,477,000, resulting in an unrealized gain of approximately $23,512,000 and a realized gain of approximately $1,477,000, after costs associated with completing the merger, including costs accrued for potential contractual purchase accounting adjustments. Additionally, during the 2004 third quarter, the Company sold its investment in MMJ to MMJ’s management team for $1,600,000, which after considering all sales costs, resulted in a gain on sale of approximately $255,000.

The following table presents MTM’s combined statements of operations, where applicable, through the respective dates of sale in September 2004, and for the years ended December 31, 2003 and 2002.

	Period Ended September 30,	Year Ended December 31,
	2004 (1)	2003	2002
Advertising revenue	$4,302,993	$6,234,409	$6,489,358
Cost of fleet services	3,305,579	4,518,994	4,946,702

Gross profit	997,414	1,715,415	1,542,656
Depreciation and other non cash adjustments	860,431	2,413,071	1,858,393
Other operating expenses	3,031,722	4,299,096	5,177,684

Loss from operations	(2,894,739)	(4,996,752)	(5,493,421)
Other income	—	1,035,633	—

Loss before taxes	(2,894,739)	(3,961,119)	(5,493,421)
Income tax provision (benefit)	2,005	(28,291)	(699,027)

Net loss	$(2,896,744)	$(3,932,828)	$(4,794,394)

(1)	Represents combined statements of operations through the respective dates of sale in September 2004.

The following table presents MTM’s combined balance sheets. As a result of the sale of MTM during the 2004 third quarter, there is no balance sheet for MTM as of December 31, 2004.

Year Ended December 31, 2003
Cash	$422,432
Accounts receivable	1,668,790
Equipment, net	919,138
Prepaid signing bonuses, net	1,377,596
Goodwill	2,082,338
Other	417,338

Total assets	$6,887,632

Accounts payable and accrued expenses	$1,148,853
Deferred revenue	1,747,042
Due to parent	—
Note payable to banks	377,252

Total liabilities	3,273,147

Shareholder equity	14,503,772
Accumulated net losses	(10,889,287)

Total shareholder equity (accumulated net losses)	3,614,485

Total liabilities and equity	$6,887,632

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

The Company charged Media for salaries and benefits and corporate overhead paid by the Company on Media’s behalf, $94,000 in 2004 and $170,000 in 2003. During 2004 and 2003, these amounts owed by Media and MMJ to the Company were contributed to Media and MMJ as equity.

In July 2001, through its subsidiary MMJ, the Company acquired certain assets and assumed certain liabilities of a taxi advertising operation similar to those operated by Media in the US, which had advertising rights on approximately 4,800 cabs servicing various cities in Japan. The terms of the agreement provided for an earn-out payment to the sellers based on average net income over the next three years. MMJ accounted for approximately 6%, 4%, and 11% of MTM’s combined revenue during 2004, 2003, and 2002.

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

The outstanding balances were as follows:

	Payments Due By Period
	2005	2006	2007	2008	2009	Thereafter	December 31, 2004	December 31, 2003	Interest Rate
Revolving line of credit	$109,957,000	$60,000,000	$80,000,000	$—	$—	$—	$249,957,000	$222,936,000	3.85%
Notes payable to banks	12,120,000	1,509,000	1,374,000	—	—	—	15,003,000	7,583,000	4.97
Margin loan	10,000,000	—	—	—	—	—	10,000,000	—	3.01

Total	$132,077,000	$61,509,000	$81,374,000	$—	$—	$—	$274,960,000	$230,519,000	3.88%

(1)	Weighted average contractual rate as of December 31, 2004.

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

(B) NOTES PAYABLE TO BANKS AND SENIOR SECURED NOTES

New Bank Loans

In November, 2004, the Company entered into a margin loan agreement with Bear Stearns, & Co., Inc. The margin loan is secured by the pledged stock of CCU held by the Company, and is generally available at 50% of the current fair market value of the CCU stock, or $13,957,000 as of December 31, 2004. The margin loan bears interest at the federal funds rate plus 0.75%. As of December 31, 2004, $10,000,000 had been drawn down under this margin loan.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that matures on April 25, 2005. The line is secured by certain pledged assets of the Company and MBC, and is subject to periodic borrowing base requirements. The line bears interest at the prime rate, payable monthly, and is subject to an unused fee of 0.125%. As of December 31, 2004, $11,700,000 had been drawn down under this line.

On July 11, 2003 certain operating subsidiaries of MFC entered into an aggregate $1,700,000 of note agreements with Atlantic Bank of New York and Israel Discount Bank, collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,497,000 was outstanding at December 31, 2004. The notes mature July 8, 2006 and bear interest at LIBOR plus 2%, adjusted annually, payable monthly. Principal and interest payments of $17,000 are due monthly, with the balance due at maturity.

On June 30, 2003, an operating subsidiary of MFC entered into a $2,000,000 note agreement with Banco Popular

North America, collateralized by certain taxicab medallions owned by Medallion Chicago, of which $1,806,000 was outstanding at December 31, 2004. The note matures June 1, 2007 and bears interest at Banco Popular’s prime rate less 0.25%, adjusted annually, payable monthly. Principal and interest payments of $18,000 are due monthly, with the balance due at maturity.

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

In addition to the changes in maturity, the interest rates on the Company and MFC’s Bank Loans and MFC’s Note Agreements were modified, and additional fees were charged to renew and maintain the facilities and notes. The last amendments contained substantial limitations on the Company’s ability to operate and in some cases required modifications to the Company’s previous normal operations. Covenants restricting investment in certain subsidiaries, elimination of various intercompany balances between affiliates, limits on the amount and timing of dividends, the tightening of operating covenants, and additional reporting obligations were added as a condition of renewal.

Interest and Principal Payments

Interest and principal payments were paid monthly. Interest on the bank loans was calculated monthly at a rate indexed to the bank’s prime rate. Substantially all promissory notes evidencing the Company’s and MFC’s investments, other than those held by the Trust, were held by a bank as collateral agent under the agreements. The Company and MFC were required to pay an amendment fee of 25 basis points on the amount of the aggregate commitment for the Company. As noted above, the amendments to the Company’s bank loans and senior secured notes, entered into in 2002, involved changes, and in some cases increases, to the interest rates payable thereunder. In addition, during events of default, the interest rate borne on the lines of credit was based upon a margin over the prime rate rather than LIBOR. In addition to the interest rate charges, approximately $15,980,000 had been incurred through December 31, 2004 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which $0, $63,000, and $9,417,000 was expensed as part of costs of debt extinguishment; $1,462,000, $2,325,000, and $1,754,000 was expensed as part of interest expense; and $0, $0, and $173,000 was expensed as part of professional fees in 2004, 2003, and 2002, respectively. The balance of $765,000, which relates solely to the MLB Line, will be charged to interest expense over the remaining term of the line of credit.

The table below shows the costs of the old notes payable to banks and senior secured notes and related amounts outstanding for the years ended December 31, as follows.

	2004 (1)	2003 (1)	2002
The Company
Interest expense (2)	$—	$358,784	$3,936,336
Costs of debt extinguishment	—	(15,110)	1,735,404
Total debt costs	$—	$343,674	$5,671,740

Average borrowings outstanding		$7,880,817	$59,702,701
Interest rate (3)		4.55%	6.59%
Total debt costs rate (4)		4.36%	9.50%
Amount outstanding		$—	$36,921,051
Weighted average interest at period end		—	4.95%

MFC
Interest expense (2)	$—	$(336,791)	$9,749,294
Costs of debt extinguishment	—	104,870	7,681,910
Total debt costs	$—	$(231,921)	$17,431,204

Average borrowings outstanding	$—	$1,657,908	$135,019,784
Interest rate (3)	—	(20.31)%	7.22%
Total debt costs rate (4)	—	(13.99)%	12.91%
Amount outstanding	$—	$—	$13,411,291
Weighted average interest at period end	—	—	5.21%

Combined
Interest expense (2)	$—	$21,993	$13,685,630
Costs of debt extinguishment	—	89,760	9,417,314
Total debt costs	$—	$111,753	$23,102,944

Average borrowings outstanding	$—	$9,538,725	$194,722,485
Interest rate (3)	—	0.23%	7.03%
Total debt costs rate (4)	—	1.17%	11.86%
Amount outstanding	$—	$—	$50,332,342
Weighted average interest at period end	—	—	5.02%

(1)	The debts were fully paid off during early 2003, and the final settlement resulted in reversals of amounts previously accrued, which resulted in the amounts presented in 2003.
(2)	Includes commitment fees, and amortization of certain capitalized costs of obtaining debt.
(3)	Represents interest expense for the period presented as a percentage of average borrowings outstanding.
(4)	Represents total debt costs for the period presented as a percentage of average borrowings outstanding.

(5) FIXED RATE BORROWINGS

The following table shows all fixed rate borrowings, including brokered certificates of deposit issued by MB and all outstanding SBA debentures.

	Payments Due for year ended December 31,						December 31,
Dollars in thousands	2005	2006	2007	2008	2009	Thereafter	2004	2003	Interest Rate (1)
Certificates of deposit	$102,344	$43,572	$25,671	$9,658	$5,293	—	$186,538	$—	2.46%
SBA debentures	—	—	—	—	—	$64,435	64,435	56,935	6.11

Total	$102,344	$43,572	$25,671	$9,658	$5,293	$64,435	$250,973	$56,935	3.40

(1)	Weighted average contractual rate as of December 31, 2004.

In January 2004, MB commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to MB. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2004 was $624,000, and $395,000 was amortized to interest expense during 2004. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

During 2001, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of five years. In November 2003, FSVC applied for and received an additional commitment of $8,000,000. As of December 31, 2004, $15,565,000 was available to be drawn down under the SBA commitments.

(6) INCOME TAXES

The Company and its RIC subsidiaries are non-taxpaying RICs in 2004. MB, BLL, and MTM are taxable entities in 2004. The Company was considered to be a taxable entity for US Federal income tax purposes for 2003 and 2002. The results of the Company’s operations are also subject to state taxation in various jurisdictions in 2003 and 2002.

The provision (benefit) for income taxes consisted of the following components for the years ended December 31, 2004, 2003 and 2002. For 2004, the provision is primarily composed of the provision of MB. Both MTM and BLL (subsequent to its change in tax status) had taxable losses for the year of $2,308,000 and $99,000, respectively. MTM’s losses were transferred to CCU as a part of that merger and BLL’s losses reflect a net operating loss carryforward that is fully reserved.

	2004	2003	2002
Current
US federal	$2,445,634	$41,149	$72,000
State	220,412	—	13,000

	2,666,046	41,149	85,000

Deferred
US federal	(433,395)	951,372	(712,000)
State	(61,914)	—	—

	(495,309)	951,372	(712,000)

Provision (benefit) for income taxes before utilization of net operating loss carryforwards and valuation allowance for tax assets	2,170,737	992,521	(627,000)
Utilization of net operating loss carryforwards	—	(951,372)	—
Valuation allowance for tax assets	—	—	712,000

Net provision for income taxes	$2,170,737	$41,149	$85,000

In connection with the Company’s loss of RIC status for 2002 and its effective conversion from an entity that was allowed to reduce its taxable income by distributions to its shareholders to an entity that was not allowed such reductions, the Company recognized a deferred tax asset primarily related to unrealized losses on investments owned.

The following table reconciles the provision for income taxes to the US federal statutory income tax rate for the years ended December 31, 2004, 2003, and 2002.

	2004	2003	2002
US federal statutory tax rate	34.0%	34.0%	(34.0)%
Nontaxable RIC income	(27.7)	—	—
Change in valuation allowance	—	(32.0)	3.7
Deduction related to Media’s results of operations taxed separately	—	—	21.1
Other	2.5	—	—

Effective income tax rate	8.8%	2.0%	(9.2)%

Deferred income taxes, solely related to MB, reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Total tax assets are primarily represented by temporary differences for unrealized losses on investments, losses in foreign operations, and income that was not recognized for financial reporting purposes but was taxable in the amount of approximately $577,000 in 2004, $2,185,000 in 2003, and $3,208,000 in 2002; partially offset by temporary differences for deferred income to be recognized in future years of $82,000 in 2004, $1,199,000 in 2003, and $1,935,000 in 2002. As the Company could not estimate if there will be sufficient taxable income in the years in which certain of the temporary tax differences will reverse, a valuation allowance had been established in the amount of $297,000 in 2003 for the net tax assets position described above. The Company has qualified as a RIC for tax purposes, and the net operating losses will not be utilizable unless the Company, in future periods, does not qualify as a regulated investment company for tax purposes and has capital gains, in which case some or all of the capital loss carryforwards may be available to be utilized. Included in accounts payable and accrued expenses as of December 31, 2004 are deferred taxes payable of $505,000.

(7) STOCK OPTIONS

The Company has a stock option plan (1996 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 1996 Stock Option Plan, which was approved by the Board of Directors and shareholders on May 22, 1996, provides for the issuance of a maximum of 750,000 shares of common stock of the Company. On June 11, 1998, the Board of Directors and shareholders approved certain amendments to the Company’s 1996 Stock Option Plan, including increasing the number of shares reserved for issuance from 750,000 to 1,500,000. In addition, on June 11, 2002 an additional 750,000 were approved bringing the shares reserved for issuance to 2,250,000. At December 31, 2004, 56,437 shares of the Company’s common stock remained available for future grants. The 1996 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

A non-employee director stock option plan (the Director Plan) was also approved by the Board of Directors and shareholders on May 22, 1996. On February 24, 1999, the Board of Directors amended and restated the Director Plan in order to adjust the calculation of the number of shares of the Company’s common stock issuable under options to be granted to a non-employee director upon his or her re-election. Under the prior plan the number of options granted was obtained by dividing $100,000 by the current market price for the common stock. The Director Plan calls for the grant of options to acquire 9,000 shares of common stock upon election of a non-employee director. It provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the Director Plan. At December 31, 2004, 12,827 shares of the Company’s common stock remained available for future grants. The grants of stock options under the Director Plan are automatic as provided in the Director Plan. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the Director Plan are exercisable annually, as defined in the Director Plan. The term of the options may not exceed five years.

The weighted average fair value of options granted during the years ended December 31, 2004, 2003, and 2002 was $1.74, $0.89, and $1.11 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. However, management believes that such a model may or may not be applicable to a company regulated under the 1940 Act. The following weighted average assumptions were used for grants in 2004, 2003 and 2002:

	Year ended December 31,
	2004	2003	2002
Risk free interest rate	4.13%	3.53%	5.0%
Expected dividend yield	8.0%	8.0%	8.0%
Expected life of option in years	7.0	7.0	7.0
Expected volatility	44%	44%	44%

The following table presents the activity for the stock option program under the 1996 Stock Option Plan and the Director Plan for the years ended December 31, 2004, 2003, and 2002:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2001	984,413	6.71-29.25	17.97
Granted (1)	880,901	4.73-9.00	5.26
Cancelled (1)	(54,776)	4.85-29.25	14.74
Exercised	—	—	—

Outstanding at December 31, 2002	1,810,538	4.73-29.25	12.16
Granted (2)	278,659	3.50-8.40	4.55
Cancelled(2)	(175,352)	3.89-29.25	11.12
Exercised	(10,266)	4.85-4.85	4.85

Outstanding at December 31, 2003	1,903,579	3.50-29.25	10.91
Granted	284,204	7.68-9.07	8.56
Cancelled	(249,236)	4.00-29.25	18.39
Exercised	(55,338)	4.00-6.98	4.79

Outstanding at December 31, 2004	1,883,209	3.50-29.25	9.75

Options exercisable at
December 31, 2002	997,347	4.73-29.25	16.63
December 31, 2003	1,116,034	3.50-29.25	14.90
December 31, 2004	1,137,687	3.50-29.25	10.54

(1)	As originally reported, these amounts were 809,701 for grants and 53,976 for cancellations. These numbers have been adjusted to reflect the 2002 BLL option activity which had been omitted from the 2002 disclosure. The proper inclusion of these amounts in prior calculations had no impact on calculations, such as EPS.
(2)	As originally reported, these amounts were 283,910 for grants and 175,502 for cancellations. These numbers have been adjusted to reflect an adjustment to an overstated option grant and a 2004 forfeiture recorded in 2003. The proper inclusion of these amounts in prior calculations had no impact on calculations, such as EPS.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2004 under the 1996 Stock Option Plan and the Director Plan:

	Options Outstanding			Options Exercisable
	Weighted average			Weighted average
Range of Exercise Prices	Shares at December 31, 2004	Remaining contractual life in years	Exercise price	Shares at December 31, 2004	Remaining contractual life in years	Exercise price
$3.50-5.51	871,869	7.50	$4.89	552,514	7.47	$4.86
6.50-13.75	501,923	7.00	9.45	195,756	4.58	10.15
14.25-15.56	60,705	5.26	14.74	60,705	5.26	14.72
16.00-18.75	371,334	4.30	17.44	271,334	4.28	17.48
29.25-29.25	77,378	3.34	29.25	57,378	3.34	29.25

$3.50-$29.25	1,883,209	6.49	9.75	1,137,687	5.89	10.54

(8) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table represents the Company’s quarterly results operations for the years ended December 31, 2004, 2003, and 2002:

(In thousands except per share amounts)	March 31	June 30	September 30	December 31
2004 Quarter Ended
Investment income	$6,485	$10,401	$$10,978	$11,255
Net investment income after income taxes	(62)	1,510	1,841	2,138
Net increase (decrease) in net assets resulting from operations	(1,380)	249	20,055	3,588
Net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.08)	0.01	$1.11	$0.21
Diluted	(0.08)	0.01	1.09	0.20

2003 Quarter Ended
Investment income	$6,528	$6,468	$6,693	$6,525
Net investment income after income taxes(1)	295	302	643	174
Net increase (decrease) in net assets resulting from operations	430	755	1,111	(278)
Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.02	$0.04	$0.06	$(0.01)
Diluted	0.02	0.04	0.06	(0.01)

2002 Quarter Ended
Investment income	$9,779	$8,522	$7,952	$7,622
Net investment income (loss) after income taxes	239	(1,823)	(6,530)	218
Net increase (decrease) in net assets resulting from operations	(1,409)	(3,007)	(8,384)	188
Net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.08)	$(0.16)	$(0.46)	$0.01
Diluted	(0.08)	(0.16)	(0.46)	0.01

(1)	As originally reported, these amounts were $305,000, $312,000, and $696,000 for the 2003 quarters ended March 31, June 30, and September 30, respectively, reflecting the exclusion of capital-based tax accruals which are now more properly reflected in operating expenses.

(9) NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R), which supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. FAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. The provisions of FAS No. 123R are effective July 1, 2005. We are currently evaluating the provisions of FAS No. 123R and currently estimate that the adoption of these provisions will reduce annual diluted earnings per share in 2005.

In December 2003, the FASB issued Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities” (FIN 46R), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. Variable interest entities, some of which were formerly referred to as special purpose entities, are generally entities for which their other equity investors (1) do not provide significant financial resources for the entity to sustain its activities, (2) do not have voting rights or (3) have voting rights that are disproportionately high compared with their economic interests. Under FIN 46R, variable interest entities must be consolidated by the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards of ownership arising from the variable interest entity. FIN 46R also requires certain disclosures if a significant variable interest is held but not required to be consolidated. This standard did not have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This standard did not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). The provisions of SFAS No.149 that relate to SFAS No. 133 and No. 138 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133 and No. 138, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying financing component to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated above and for hedging relationships designated after June 30, 2003. In addition, except as stated above, all provisions of SFAS No.149 should be applied prospectively. This standard did not have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure- An Amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain interim disclosures that are incremental to those required by Statement No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations. The Company adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2003.

(10) SEGMENT REPORTING

For 2003, the Company had two reportable business segments, lending and taxicab rooftop advertising. The lending segment originates and services medallion and secured commercial loans. The taxicab rooftop advertising segment sold advertising space to advertising agencies and companies in several major markets across the US and Japan, and was conducted by Media. Media was reported as a portfolio investment of the Company and was accounted for using the equity method of accounting. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The lending segment is presented in the consolidated financial statements of the Company. Financial information relating to the taxicab rooftop advertising segment is presented in Note 3.

For taxicab rooftop advertising, the increase in unrealized appreciation (depreciation) on the Company’s investment in Media represents Media’s net income or loss, which the Company uses as the basis for assessing the fair market value of Media. Taxicab rooftop advertising segment assets were reflected in investment in and loans to Media on the consolidated balance sheets. See Note 3.

As described in Note 3, in 2004 the Company exchanged its investment in Media, a portfolio investment company, for shares of CCU and other consideration.

(11) COMMITMENTS AND CONTINGENCIES

(a) Employment Agreements

The Company has employment agreements with certain key officers either a three or five-year terms. Annually, the contracts with a five-year term will renew for new five-year terms unless prior to the end of the first year, either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current five-year term. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period.

(b) Other Commitments

The Company had loan commitments outstanding of $7,631,000 at December 31, 2004 that are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates. Of these commitments, approximately $3,856,000 will be sold pursuant to SBA guaranteed sales. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, the Company had approximately $25,960,000 of undisbursed funds relating to revolving credit facilities with borrowers. These amounts may be drawn upon at the customer’s request if they meet certain credit requirements.

Commitments for leased premises expire at various dates through June 30, 2012. At December 31, 2004, minimum rental commitments for non-cancelable leases are as follows:

2005	$1,006,000
2006	614,000
2007	247,000
2008	126,000
2009	119,000
2010 and thereafter	277,000

Total	$2,389,000

Rent expense was $1,296,000, $1,144,000, and $1,032,000, for the years ended December 31, 2004, 2003, and 2002.

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

(12) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors of its wholly-owned subsidiaries, MFC, BLL, MCI, MBC, FSVC, and MB. Officer salaries are set by the Board of Directors of the Company.

During 2004 and 2003, a member of the Board of Directors of the Company was also a partner in the Company’s primary law firm. Amounts paid to the law firm were approximately $251,000, $280,000, and $1,629,000, in 2004, 2003, and 2002.

(13) SHAREHOLDERS’ EQUITY

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock during the following six months, with an option for the Board of Directors to extend the time frame for completing the purchases. In November 2004, the repurchase program was increased by an additional $10,000,000. As of December 31, 2004, 963,333 shares were repurchased for $8,670,000.

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

(14) COSTS OF DEBT EXTINGUISHMENT

There were no costs of debt extinguishment in 2004. The details of the costs of debt extinguishment for the years ended December 31, 2003 and 2002 are in the following table.

	2003	2002
Financing costs for attorneys and loan fees	$—	$4,237,000
Prepayment penalties	205,000	3,332,000
Default interest	(173,000)	1,471,000
Other professional fees	31,000	377,000

Total costs of debt extinguishment	$63,000	$9,417,000

(15) OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income were as follows:

	Year ended December 31,
	2004	2003	2002
Servicing fees	$978,806	$1,311,399	$1,018,499
Late charges	526,708	795,512	841,506
Prepayment penalties	331,506	444,213	492,503
Accretion of discount	284,093	462,797	602,933
Revenue sharing	—	34,275	964,411
Other	454,242	552,587	757,826

Total other income	$2,575,355	$3,600,783	$4,677,678

Included in servicing fee income was $400,000 in 2003 to reduce the valuation reserve for the servicing fee receivable, which resulted from improvements in prepayment patterns (see Note 2). Late charges and prepayment penalties decreased in 2004 primarily reflecting improvements in borrower payment performance and fewer external refinancings. The reduction in 2003 from 2002 reflected the reduction in the loan portfolios over that period. The reduction in accretion of discount in 2004 and 2003 from 2002 was primarily due to the lower amounts of SBA Section 7(a) loans outstanding. Included in revenue sharing income was a success fee earned on a mezzanine investment of $873,000 in 2002, and included in other income was $115,000 of termination fees earned on deals that were not consummated in 2003, and referral fees and insurance proceeds of $111,000 in 2002.

The major components of other operating expenses were as follows:

	Year ended December 31,
	2004	2003	2002
Rent expense	$1,295,871	$1,144,124	$1,031,943
Loan collection expense	696,510	813,421	774,730
Consumer loan servicing	639,352	—	—
Depreciation and amortization	635,758	643,809	595,176
Travel meals and entertainment	561,233	501,040	614,727
Insurance	555,741	631,586	571,508
Directors fees	416,341	229,556	163,660
Miscellaneous taxes	385,537	455,016	236,572
Office expense	287,446	308,141	630,827
Computer expense	232,090	242,156	265,825
Telephone	217,201	187,612	208,082
Bank charges	155,284	212,596	221,415
Dues and subscriptions	105,521	93,235	147,594
Other expenses	1,559,760	1,290,324	1,054,798

Total operating expenses	$7,743,645	$6,752,616	$6,516,857

Increased rent reflects the offices of MB in Salt Lake City and a new facility in New Jersey, in addition to rental rate increases. The 2004 decrease in loan collection expense is primarily due to high loan collection expenses in 2003. Consumer loan servicing represents the service bureau costs for the newly acquired RV/Marine portfolio. Insurance expenses increased in 2003 and 2002 as a result of significantly higher premiums charged, and increased coverage, and was down in 2004 as the Company’s improved performance resulted in lower premiums. Directors fees increased primarily due to increases in the amounts paid to directors, in the number of directors serving on Boards, and in the number of Board meetings held. Miscellaneous taxes in 2003 included capital-based state taxes due, and in 2004 included $71,000 from a sales tax audit. Bank charges continued to drop reflecting improved utilization of banking relationships.

(16) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Year ended December 31,
	2004	2003	2002	2001	2000
Net share data:
Net asset value at the beginning of the period	$8.89	$8.87	$9.59	$10.16	$10.83
Net investment income (loss) after taxes	0.29	0.08	(0.44)	0.13	0.67
Net realized gains (losses) on investments	0.00	0.63	(0.35)	(0.17)	(0.27)
Net change in unrealized appreciation (depreciation) on investments	0.93	(0.60)	0.10	(0.20)	0.12

Increase (decrease) in shareholders’ equity from operations	1.22	0.11	(0.69)	(0.24)	0.52
Issuance of common stock	0.00	0.00	0.00	0.01	0.01
Repurchase of common stock	0.05	—	—	—	—
Distribution of net investment income	(0.33)	(0.09)	(0.03)	(0.34)	(1.20)

Net asset value at the end of the period	$9.83	$8.89	$8.87	$9.59	$10.16

Per share market value at beginning of period	$9.49	$3.90	$7.90	$14.63	$17.94
Per share market value at end of period	9.70	9.49	3.90	7.90	14.63
Total return (1)	6%	146%	(50)%	(44)%	(11)%

Ratios/supplemental data
Average net assets	$162,843,480	$162,265,000	$168,627,645	$166,379,846	$152,521,444
Ratio of operating expenses to average net assets (2)	11.63%	10.55%	10.92%	10.34%	13.32%
Ratio of net investment income (loss) after taxes to average net assets (3)	3.33%	0.91%	0.90%	5.54%	8.29%

(1)	Total return is calculated by dividing the change in market value of a share of common stock during the year plus distributions, divided by the per share market value at the beginning of the year.
(2)	Operating expense ratios presented exclude the $63,000 and $9,417,000 costs of debt extinguishment in 2003 and 2002, and $550,000 in 2001 and $3,140,000 in 2000 to write off transaction, acquisition-related, and other nonrecurring charges. Unadjusted, the ratios would have been 10.59%, 16.50%, 10.67%, and 16.37% in 2003, 2002, 2001, and 2000, respectively.
(3)	Net investment income ratios presented exclude the $63,000 and $9,417,000 costs of debt extinguishment in 2003 and 2002, the $6,700,000 of charges related to Chicago Yellow, the excess servicing asset, the additional bank charges, and the write-off of transaction costs in 2001, and the $3,140,000 of acquisitions related and other non-recurring charges in 2000. Unadjusted, the ratios would have been 0.87%, (4.68%), 1.51%, and 6.23% in 2003, 2002, 2001, and 2000 respectively.

(17) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employee’s contributions may not exceed certain maximum amounts determined under the Code. Employee contributions are invested in various mutual funds according to the directions of the employee. Beginning September 1, 1998, the Company elected to match employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee’s contribution but in no event greater than 2% of the portion of such employee’s annual salary eligible for 401(k) Plan benefits. The Company’s 401(k) plan expense was approximately $68,000, $61,000, and $53,000 for the years ended December 31, 2004, 2003, and 2002.

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

(d) Commitments to extend credit-The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2004 and 2003, the estimated fair value of these off-balance-sheet instruments was not material.

(e) Interest rate cap agreements-The fair value is estimated based on market prices or dealer quotes. At December 31, 2004 and 2003, the estimated fair value of these off-balance-sheet instruments was not material.

(f) Fixed rate borrowings-The fair value of federally insured bank certificates of deposit and of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Investments	$643,541,000	$643,541,000	$382,773,000	$382,773,000
Cash	37,267,000	37,267,000	47,676,000	47,676,000
Servicing fee receivable	2,312,000	2,312,000	2,663,000	2,663,000
Financial Liabilities
Floating rate debt	274,960,000	274,960,000	230,519,000	230,519,000
Fixed rate debt	250,973,000	250,973,000	56,935,000	56,935,000

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

The following table represents MB’s actual capital amounts and related ratios as of December 31, 2004 and 2003, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. Management believes, as of December 31, 2004, that MB meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
	Minimum	Well-capitalized	December 31, 2004	December 31, 2003
Tier I capital			$33,492,000	$21,073,000
Total capital			35,971,000	21,073,000
Average assets			210,906,000	4,729,000
Risk-weighted assets			195,964,000	4,606,000
Leverage ratio (1)	4%	5%	15.9%	446%
Tier I capital ratio (2)	4	6	17.1	458
Total capital ratio (2)	8	10	18.4	458

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(20) SUBSEQUENT EVENTS

On January 7, 2005, the MLB line was increased to $275,000,000 and the maturity was extended until September 2006, at rates for new advances that are generally at one month LIBOR plus 75 basis points. The unused facility fee was increased to 0.375% on unused amounts up to $250,000,000. The line was increased at the Company’s option to $325,000,000 on February 23, 2005, and a facility fee of $300,000 is payable in September 2005.

On January 25, 2005, the MFC entered into a $4,000,000 revolving note agreement with Atlantic Bank of New York that matures on December 1, 2005. The line is secured by medallion loans of MFC that are in process of being sold to the Trust, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate minus 0.25%, payable monthly.

On February 28, 2005, the Company entered into an agreement to sell substantially all of the assets of BLL to a subsidiary of Merrill Lynch & Co. Under the terms of the agreement, the Company will receive book value for the assets and will receive payment for all intercompany funding provided, in total, approximately $20,000,000. The transaction is subject to the approval of the Connecticut State Banking Department and the SBA, and is expected to close in approximately 60 days.

MEDALLION FINANCIAL CORP.

Consolidated Schedule of Investments

December 31, 2004

	# Of Loans	Balance Outstanding	Interest Rate
	55	$3,399,348	0.00-3.74%
	31	1,103,786	4.00-4.49
	41	16,344,177	4.50-4.74
	39	15,160,438	4.74-4.99
	88	33,197,856	5.00-5.24
	45	17,499,728	5.25-5.49
	213	67,637,044	5.50-5.74
	129	52,486,357	5.75-5.99
	291	53,203,384	6.00-6.24
	281	51,867,576	6.25-6.49
	191	26,868,140	6.50-6.74
	126	24,558,727	6.75-6.99
	115	13,757,361	7.00-7.24
	113	19,418,831	7.25-7.49
	132	12,820,366	7.50-7.74
	334	20,178,849	7.75-7.99
	79	13,991,678	8.00-8.49
	73	13,396,806	8.50-8.99
	62	5,781,412	9.00-9.49
	53	5,946,699	9.50-9.99
	51	6,927,272	10.00-10.49
	21	6,658,876	10.50-10.99
	13	1,340,011	11.00-11.49
	27	1,109,886	11.50-11.99
	79	15,681,647	12.00-12.24
	21	1,114,868	12.25-12.49
	17	12,811,057	13.00-13.24
	5	144,940	13.25-13.74
	16	6,708,826	14.00-14.74
	270	3,100,410	14.75-14.99
	102	1,894,664	15.00-15.74
	58	630,590	15.75-16.74
	334	4,039,263	16.75-16.99
	47	1,533,313	17.00-17.74
	1,619	17,964,116	17.75-17.99
	15	10,871,248	18.00-18.24
	27	352,965	18.25-18.49
	510	6,111,721	18.50-18.74
	299	3,169,358	18.75-18.99
	16	3,593,738	19.00-19.49
	157	1,504,978	19.50-19.74
	2,928	30,114,507	19.75-19.99
	4	45,080	20.00-20.49

Total loans	9,127	$606,041,897	8.44%

CCU		$28,289,702
Unimark		3,620,636
PMC		900,897
Micromedics		58,828
Appliance		50,000
Star Concession		40,000

Total equity investments		$32,960,063

GNMA		$5,717,087
FNMA		4,475,486
FHLMC		3,701,649
UTHSG		250,000

Total investment securities		$14,144,222

Gross investments		$653,146,182
Deferred loan acquisition costs		1,754,722
Discounts on SBA Section 7(a) loans		(602,301)
Unrealized depreciation on loans		(11,897,571)
Unrealized appreciation on equity investments		685,360
Unrealized depreciation on investment securities		(49,219)
Premiums paid on purchased securities		503,835

Net investments		$643,541,008

The accompanying notes are an integral part of this consolidated schedule.

MEDALLION FINANCIAL CORP.

Consolidated Schedule of Investments

December 31, 2003

	# Of Loans	Balance Outstanding	Interest Rate
	47	$2,440,825	0.00-1.49
	2	490,978	1.50-1.99
	3	592,646	3.50-3.74
	6	584,966	3.75-3.99
	15	3,562,025	4.00-4.24
	72	14,785,475	4.25-4.49
	32	10,149,150	4.50-4.74
	23	7,216,657	4.75-4.99
	36	8,797,246	5.00-5.24
	22	10,245,838	5.25-5.49
	117	34,474,033	5.50-5.74
	71	21,547,755	5.75-5.99
	274	50,666,604	6.00-6.24
	314	45,125,715	6.25-6.49
	296	25,717,016	6.50-6.74
	449	23,291,415	6.75-6.99
	103	15,854,813	7.00-7.24
	43	6,280,010	7.25-7.49
	52	5,205,874	7.50-7.74
	40	5,589,375	7.75-7.99
	74	6,785,253	8.00-8.24
	20	2,623,335	8.25-8.49
	48	11,307,114	8.50-8.74
	54	7,021,637	8.75-8.99
	44	4,043,345	9.00-9.24
	14	1,681,812	9.25-9.49
	38	4,253,831	9.50-9.74
	12	1,880,455	9.75-9.99
	39	4,507,993	10.00-10.24
	7	1,425,098	10.25-10.49
	38	1,231,224	10.50-10.74
	6	1,476,012	10.75-10.99
	29	1,260,226	11.00-11.24
	14	474,435	11.25-11.49
	39	2,121,350	11.50-11.74
	17	934,899	11.75-11.99
	102	11,738,855	12.00-12.24
	5	286,832	12.25-12.49
	28	973,923	12.50-12.74
	4	2,212,462	12.75-12.99
	39	11,300,521	13.00-13.24
	7	2,185,635	13.25-13.49
	6	93,588	13.50-13.74
	2	101,087	13.75-13.99
	5	376,107	14.00-14.24
	1	194	14.25-14.49
	5	292,533	14.50-14.74
	14	831,769	15.00-15.24
	1	38,392	15.50-15.74
	2	158,930	15.75-15.99
	2	77,918	16.00-16.24
	3	5,136,796	18.00-18.24

Total loans	2,736	$381,451,977	6.95%

Unimark		$3,620,638
PMC		920,252
Micromedics		58,828
Appliance		50,000
Star Concession		40,000

Total equity investments		$4,689,718

Gross investments		$386,141,695
Deferred loan acquisition costs		1,645,609
Discounts on SBA section 7(a) loans		(998,033)
Unrealized appreciation on equity investments		287,045
Unrealized depreciation on loans		(7,917,791)

Net investments		$379,158,525

The accompanying notes are an integral part of this consolidated schedule.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer	April 6, 2005
Alvin Murstein

/s/ Andrew M. Murstein	President and Director	April 6, 2005
Andrew M. Murstein

/s/ Henry L. Aaron	Director	April 6, 2005
Henry L. Aaron

/s/ Mario M. Cuomo	Director	April 6, 2005
Mario M. Cuomo

/s/ Henry D. Jackson	Director	April 6, 2005
Henry D. Jackson

/s/ Stanley Kreitman	Director	April 6, 2005
Stanley Kreitman

/s/ Frederick A. Menowitz	Director	April 6, 2005
Frederick A. Menowitz

/s/ David L. Rudnick	Director	April 6, 2005
David L. Rudnick

/s/ Lowell P. Weicker, Jr.	Director	April 6, 2005
Lowell P. Weicker, Jr.