Form 10-K/A
period 2004-12-31
MEDALLION FINANCIAL CORP
filed 2005-04-18
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 0-27812

MEDALLION FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	04-3291176
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

437 Madison Avenue, 38th Floor, New York, York 10022

(Address of principal executive offices) (Zip Code)

(212) 328-2100

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐.

The aggregate market value of the voting common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the registrant) as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.95 (based on the closing sale price of the registrant’s common stock on that date as reported on The Nasdaq National Market).

The number of outstanding shares of the registrant’s common stock as of April 5, 2005 was 16,955,865 shares.

Explanatory Note

In late November 2004, the Securities and Exchange Commission (the “Commission”) issued an exemptive order providing a 45-day extension for the filing of management’s report on the Company’s internal control over financial reporting and independent registered public accountants’ attestations by eligible companies. Although we intend to utilize this extension period, because we did not file our 10-K within the filing grace period, we may not be entitled to do so. Medallion Financial Corp. (the “Company”) hereby amends its Annual Report on Form 10-K, filed on April 6, 2005, to include Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm required in Item 9A, Controls and Procedures. As set forth in guidance issued by the Commission’s Division of Corporation Finance, this Form 10-K/A contains all of the information required by Item 9A of Form 10-K, and the certifications required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

ITEM 9A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the fiscal year covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the fiscal year covered by this annual report.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such material change during the fourth quarter of 2004.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company’s Independent Registered Public Accounting Firm, Eisner LLP, has audited and issued a report on management’s assessment of the Company’s internal control over financial reporting. The report of Eisner LLP appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Medallion Financial Corp. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Medallion Financial Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also, in our opinion, Medallion Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Medallion Financial Corp. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows and the selected ratios and other data (Note 16) for the year then ended, and our report dated March 25, 2005 expressed an unqualified opinion on those consolidated financial statements.

Eisner LLP

Florham Park, New Jersey

March 25, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: New York, New York            April 18, 2005

MEDALLION FINANCIAL CORP.

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Alvin Murstein Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer	April 18, 2005

/s/ Andrew M. Murstein Andrew M. Murstein	President and Director	April 18, 2005

/s/ Henry L. Aaron Henry L. Aaron	Director	April 18, 2005

/s/ Mario M. Cuomo	Director	April 18, 2005
Mario M. Cuomo

/s/ Henry D. Jackson Henry D. Jackson	Director	April 18, 2005

/s/ Stanley Kreitman Stanley Kreitman	Director	April 18, 2005

/s/ Frederick A. Menowitz Frederick A. Menowitz	Director	April 18, 2005

/s/ David L. Rudnick David L. Rudnick	Director	April 18, 2005

/s/ Lowell P. Weicker, Jr. Lowell P. Weicker, Jr.	Director	April 18, 2005

MEDALLION FINANCIAL CORP.

FORM 10-K/A

EXHIBITS

31.01 Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Certification of Chief Financial Officer pursuant to Rule 13a-14 or 5d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.