Form 10-Q
period 2005-03-31
MEDALLION FINANCIAL CORP
filed 2005-05-10
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 9, 2005 was 16,999,927.

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

The financial information is divided into two sections. The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2005.

The consolidated balance sheet of the Company as of March 31, 2005, the related consolidated statements of operations for the three months ended March 31, 2005, and the consolidated statement of cash flows for the three months ended March 31, 2005 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2005 or for any other interim period may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended March 31,
	2005	2004
Interest income on investments	$12,518,037	$6,284,934
Dividends and interest income on short-term investments	335,722	95,314
Medallion lease income	112,500	105,000

Total investment income	12,966,259	6,485,248

Interest on floating rate borrowings	2,904,702	1,710,000
Interest on fixed rate borrowings	2,316,634	1,187,692

Total interest expense	5,221,336	2,897,692

Net interest income	7,744,923	3,587,556

Gain on sales of loans	239,520	213,278
Other income	673,238	550,264

Total noninterest income	912,758	763,542

Salaries and benefits	2,912,428	2,401,722
Professional fees	505,257	454,532
Other operating expenses	1,923,308	1,511,606

Total operating expenses	5,340,993	4,367,860

Net investment income (loss) before income taxes	3,316,688	(16,762)
Income tax provision	556,661	45,100

Net investment income (loss) after income taxes	2,760,027	(61,862)

Net realized gains (losses) on investments	2,047,887	(199,234)
Net change in unrealized appreciation (depreciation) on investments	(2,572,235)	(1,118,591)

Net realized/unrealized gain (loss) on investments	(524,348)	(1,317,825)

Net increase (decrease) in net assets resulting from operations	$2,235,679	$(1,379,687)

Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.13	$(0.08)
Diluted	0.13	(0.08)

Dividends declared per share	$0.12	$0.08

Weighted average common shares outstanding
Basic	17,135,682	18,219,999
Diluted	17,605,676	18,219,999

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2005	December 31,2004
Assets
Medallion loans, at fair value	$408,271,424	$392,131,108
Commercial loans, at fair value	147,258,623	136,834,891
Consumer loans, at fair value	68,912,433	66,330,748
Equity investments, at fair value	30,973,295	33,645,424
Investment securities, at fair value	18,765,147	14,598,837

Net investments ($336,507,000 at March 31, 2005 and $312,330,000 at December 31,2004 pledged as collateral under borrowing arrangements)	674,180,922	643,541,008

Cash ($699,000 at March 31, 2005 and $690,000 at December 31, 2004 restricted as to use by lender)	30,395,053	37,267,122
Accrued interest receivable	3,229,195	3,062,608
Servicing fee receivable	2,274,178	2,312,040
Fixed assets, net	1,011,031	991,901
Goodwill, net	5,007,583	5,007,583
Other assets, net	18,719,070	17,727,362

Total assets	$734,817,032	$709,909,624

Liabilities
Accounts payable and accrued expenses	$10,118,253	$11,756,337
Accrued interest payable	639,265	1,758,956
Floating rate borrowings	297,173,074	274,959,911
Fixed rate borrowings	259,655,871	250,973,035

Total liabilities	567,586,463	539,448,239

Shareholders’ equity
Preferred Stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized)	183,087	183,077
Treasury stock at cost (1,373,351 at March 31, 2005 and 983,451 at December 31, 2004)	(12,611,113)	(9,002,382)
Capital in excess of par value	174,098,720	174,095,094
Accumulated net investment income (losses)	5,559,875	5,185,596

Total shareholders’ equity	167,230,569	170,461,385

Total liabilities and shareholders’ equity	$734,817,032	$709,909,624

Number of common shares outstanding	16,955,865	17,344,999
Net asset value per share	$9.86	$9.83

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$2,235,679	$(1,379,687)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Depreciation and amortization	127,268	156,532
Amortization of origination costs	613,704	291,114
Increase in net unrealized (appreciation) depreciation on investments	2,572,235	(58,839)
Net realized (gains) losses on investments	(2,047,887)	199,234
Gains on sales of loans	(239,520)	(213,278)
Increase in unrealized depreciation on MTM	—	1,177,430
Increase in accrued interest receivable	(166,587)	(263,750)
Decrease in servicing fee receivable	37,862	107,029
Decrease in other assets, net	1,350,349	630,327
Decrease in accounts payable and accrued expenses	(1,580,538)	(334,213)
Decrease in accrued interest payable	(1,177,237)	(886,771)

Net cash provided by (used for) operating activities	1,725,328	(574,872)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(77,643,695)	(57,949,181)
Proceeds from principal receipts, sales, and maturities of investments	43,770,825	18,556,300
Investments in and loans to MTM, net	—	(183,879)
Capital expenditures	(146,398)	(30,635)

Net cash (used for) investing activities	(34,019,268)	(39,607,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from floating rate borrowings	39,012,565	37,178,875
Repayments of floating rate borrowings	(16,799,287)	(82,820,018)
Proceeds from fixed rate borrowings	18,480,000	—
Repayments of fixed rate borrowings	(9,797,164)	72,589,895
Proceeds from exercise of stock options	3,715	30,863
Payments of declared dividends	(1,869,226)	(1,275,314)
Purchase of treasury stock at cost	(3,608,732)	(711,411)

Net cash provided by financing activities	25,421,871	24,992,890

NET INCREASE (DECREASE) IN CASH	(6,872,069)	(15,189,377)
CASH, beginning of year	37,267,122	47,675,537

CASH, end of period	$30,395,053	$32,486,160

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$5,917,572	$3,323,189
Cash paid during the year for income taxes	65,944	—
Non-cash investing activities-net transfers to (from) other assets	2,621,657	(1,639,704)

The accompanying notes are in integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a Business Development Company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans. As an adjunct to the Company’s taxicab medallion finance business, the Company had wholly owned portfolio investments which conducted taxicab rooftop advertising through two subsidiaries, the primary operator Medallion Taxi Media, Inc. (Media), and a small operating subsidiary in Japan (MMJ), (together MTM). During the 2004 third quarter, Media was merged with and into a subsidiary of Clear Channel Communications, Inc. (CCU), and MMJ was sold in a stock sale to its management. (See Note 3).

The Company also conducts business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) Section 7(a) program; Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business; Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), a Federal Deposit Insurance Corporation (FDIC) insured industrial bank that primarily originates medallion loans, commercial loans, and consumer loans, raises deposits, and conducts other banking activities. MFC, MCI, and FSVC, as SBICs, are regulated and financed in part by the SBA.

On February 28, 2005, the Company entered into an agreement to sell substantially all of the assets of BLL to a subsidiary of Merrill Lynch & Co. Under the terms of the agreement, the Company will receive book value for the assets and will receive payment for all intercompany funding provided, in total, approximately $20,000,000. The transaction has been approved by the Connecticut State Banking Department, is subject to the approval of the SBA, and is expected to close in approximately 60 days.

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

MB is a wholly-owned subsidiary of the Company and was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions (licenses), 2) asset-based commercial loans and 3) SBA 7(a) loans. The loans are marketed and serviced by MB’s affiliates who have extensive prior experience in these asset groups. Additionally, MB began issuing brokered certificates of deposit in January 2004, and purchased over $84,150,000 of taxicab medallion and asset-based loans from affiliates of the Company. Additionally, on April 1, 2004, MB purchased a consumer loan portfolio with a principal amount of $84,875,000, net of $4,244,000, or 5.0%, of unrealized depreciation, from an unrelated financial institution for consideration of $86,309,000. The purchase was funded with $7,700,000 of additional capital contributed by the Company and with deposits raised by MB. The purchase included a premium of approximately $5,678,000 to the book value of assets acquired, which will be amortized to interest income over the expected life of the acquired loans, and which is carried in other assets on the consolidated balance sheets.

In June 2003, MFC established several wholly-owned subsidiaries which, along with an existing subsidiary (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions which are leased to fleet operators while being held for long-term appreciation in value.

In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others. The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. The assets of the Trust, aggregating $305,042,000 at March 31, 2005 and $280,414,000 at December 31, 2004, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust. The Trust’s loans are serviced by MFC.

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

Investment Valuation

The Company’s loans, net of participations and any unearned discount, are considered investments under the 1940 Act and are recorded at fair value. Loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by management, and approved by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. The Company’s consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described above.

Equity investments (common stock and stock warrants) and investment securities (mortgage backed bonds) are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments at March 31, 2005 are marketable and non-marketable securities of $27,293,000 and $3,719,000, respectively. At December 31, 2004, the respective balances were $29,926,000 and $3,719,000, respectively. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 60% and 61% of the Company’s investment portfolio at March 31, 2005 and December 31, 2004, respectively, had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 79% and 78% were in New York City. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (22%) represents loans to various commercial enterprises, in a variety of industries, including wholesaling, food services, financing, broadcasting, communications, real estate, and lodging. These loans are made primarily in the metropolitan New York City area, and include loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the US Congress. Approximately 10% of the Company’s portfolio consists of consumer loans collateralized by recreational vehicles, boats, and trailers to consumers in all 50 states.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2005, December 31, 2004, and March 31, 2004 net origination costs totaled approximately $1,800,000, $1,755,000 and $1,643,000. Amortization expense was $614,000 and $291,000 for the quarters ended March 31, 2005 and 2004.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At March 31, 2005, the net premium on investment securities totaled $651,000, and amortization expense for the 2005 and 2004 quarters was $30,000 and $0.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At March 31, 2005, December 31, 2004, and March 31, 2004, total nonaccrual loans were approximately $28,139,000, $28,523,000, and $27,904,000, and represented 4%, 5%, and 7% of the gross medallion and commercial loan portfolio, respectively. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $6,273,000, $6,016,000, and $4,210,000 as of March 31, 2005, December 31, 2004, and March 31,2004, of which $853,000 and $696,000 would have been recognized in the quarters ended March 31, 2005 and 2004.

The recently purchased consumer portfolio is a portfolio with different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. As a result, these loans are not typically placed on nonaccrual, but are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated.

Loan Sales and Servicing Fee Receivable

The Company currently accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125” (SFAS 140). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The principal portion of loans serviced for others by the Company was approximately $109,875,000, $123,166,000, and $154,436,000 at March 31, 2005, December 31, 2004, and March 31, 2004.

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

The estimated net servicing income is based, in part, on management’s estimate of prepayment speeds, including default rates, and accordingly, there can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and its value will decline; and as a result, servicing income during that and subsequent periods would decline. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and servicing income would increase. The constant prepayment rates utilized by the Company in estimating the lives of the loans depend on the original term of the loan, industry trends, and the Company’s historical data on prepayments and delinquencies, and range from 15% to 35%. The Company evaluates the temporary impairment to determine if any such temporary impairment would be considered to be permanent in nature. The prepayment rate of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers.

The activity in the reserve for servicing fee receivable follows:

	Three Months ended March 31,
	2005	2004
Beginning Balance	$1,036,500	$1,037,500
Reductions charged to operations	(38,500)	—
Other	—	(1,000)

Ending Balance	$998,000	$1,036,500

The Company also has the option to sell the unguaranteed portions of loans to third party investors. The gain or loss on such sales is calculated in accordance with SFAS No. 140. The discount related to unguaranteed portions sold would be reversed, and the Company would recognize a servicing fee receivable or liability based on servicing fees retained by the Company. The Company is required to retain at least 5% of loans sold under the SBA Section 7(a) program. The Company had no sales of unguaranteed portions of loans to third party for the quarters ended March 31, 2005 and 2004.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized depreciation on net investments (which excludes MTM and foreclosed properties) was $10,922,000, $11,261,000, and $7,572,000 as of March 31, 2005, December 31, 2004, and March 31, 2004, respectively. The Company’s investment in MTM, as wholly-owned portfolio investments, was also subject to quarterly assessments of its fair value. The Company used MTM’s actual results of operations as the best estimate of changes in its fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments. See Note 3 for the presentation of financial information for MTM.

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on net investments during the quarters ended March 31, 2005 and 2004.

	Loans	Equity Investments	Total
Balance December 31, 2003(1)	$(7,917,791)	$287,045	$(7,630,746)
Increase in unrealized
Depreciation on investments	(205,957)	17,397	(188,560)
Reversal of unrealized depreciation related to realized
Losses on investments	239,810	7,859	247,399

Balance March 31, 2004 (1)	$(7,883,938)	$312,031	$(7,571,907)

	Loans	Equity Investments	Total
Balance December 31, 2004(1)	$(11,897,572)	$636,139	$(11,261,433)
Increase in unrealized
Appreciation on investments(2)	—	714,744	714,744
Depreciation on investments	(1,263,442)	—	(1,263,442)
Reversal of unrealized (appreciation) depreciation related to realized
Losses on investments	887,795	—	887,795

Balance March 31, 2005(1)	$(12,273,219)	$1,350,883	$(10,922,336)

(1)	Excludes unrealized depreciation of $747,281, $512,281, $0, and $317,361 on foreclosed properties March 31, 2005, December 31, 2004, March 31, 2004, and December 31, 2003, respectively.
(2)	Includes $45,847 of depreciation on investment securities.

The table below summarizes components of unrealized realized gains and losses in the investment portfolio.

	Three Months ended March 31,
	2005	2004
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$50,517	$—
Unrealized depreciation	(599,214)	(188,560)
Unrealized depreciation on MTM	—	(1,177,430)
Realized gains	(2,676,333)	—
Realized losses	887,795	247,399
Unrealized gains (losses) on foreclosed properties	(235,000)	—

Total	$(2,572,235)	$(1,118,591)

Net realized gains (losses) on investments
Realized gains	$2,676,333	—
Realized losses	(887,795)	$(247,399)
Direct recoveries (charge-offs)	211,702	18,268
Other gains	99,880	—
Realized gains (losses) on foreclosed properties	(52,233)	29,897

Total	$2,047,887	$(199,234)

Goodwill

Effective January 1, 2002, coincident with the adoption of SFAS No.142, “ Goodwill and Intangible Assets,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for the three months ended March 31, 2005 and 2004. The Company conducts annual appraisals of its goodwill, and will recognize any impairment in the period the impairment is identified.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $127,000 and $157,000 for the 2005 and 2004 first quarters, respectively.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense was $509,000 and $501,000 for the three months ended March 31, 2005 and 2004. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives, and during 2004 was increased by the purchase premium paid on the consumer portfolio purchase of $5,678,000, of which $384,000 and $0 was amortized into interest income during the first quarters of 2005 and 2004. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts on the balance sheet for all of these purposes were $6,756,000 and $7,460,000 as of March 31, 2005 and December 31, 2004.

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

During the 2004 second quarter, BLL changed its tax status from that of a disregarded “pass-through” entity of the Company to that of a company taxable as a corporation. For 2005 and 2004, BLL has no tax liability as a result of this election. The Company believes it has made adequate provision for potential tax assessments resulting from its activities.

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

	March 31, 2005			March 31, 2004
		# of Shares	EPS		# of Shares	EPS
Net increase (decrease) in net assets resulting from operations available to common shareholders	$2,235,679			$(1,379,687)

Basic EPS
Income (loss) available to common shareholders	$2,235,679	17,135,682	$0.13	$(1,379,687)	18,219,999	$(0.08)

Effect of dilutive stock options(1)	—	469,994	—	—	—	—

Diluted EPS
Income (loss) available to common shareholders	$2,235,679	17,605,676	$0.13	$(1,379,687)	18,219,999	$(0.08)

(1)	Because there were net losses in the 2004 quarter, the effect of the stock options is antidilutive, and therefore is not presented.

Potentially dilutive common shares excluded from the above calculations aggregated 646,840 and 811,882 shares as of March 31, 2005 and 2004.

Derivatives

The Company had no interest rate cap agreements or other derivative investments outstanding during 2005 and 2004.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3) INVESTMENT IN AND LOANS TO MTM

On September 3, 2004, Media entered into a merger agreement with CCU, whereby 100% of the Company’s investment in Media was exchanged on a tax deferred basis for 933,521 shares of CCU stock (NYSE: CCU) and a cash payment of $1,477,000, resulting in an unrealized gain of approximately $23,512,000 and a realized gain of approximately $1,477,000, after costs associated with completing the merger, including costs accrued for potential contractual purchase accounting adjustments in the 2004 third quarter. Additionally, during the 2004 third quarter, the Company sold its investment in MMJ to MMJ’s management team for $1,600,000, which after considering all sales costs, resulted in a gain on sale of approximately $255,000 in the 2004 third quarter.

The following table presents MTM’s combined statements of operations for the quarter ended March 31, 2004. As a result of the sale of MTM during the 2004 third quarter, there is no balance sheet for MTM as of March 31, 2005 or December 31, 2004.

Advertising revenue	$1,713,360
Cost of fleet services	1,305,037

Gross profit	408,323
Depreciation and other non cash adjustments	385,073
Other operating expenses	1,199,897

Loss before taxes	(1,176,647)
Income tax provision	783

Net loss	$(1,177,430)

The Company charged Media for salaries and benefits and corporate overhead paid by the Company on Media’s behalf, $42,000 in the three months ended March 31, 2004. During 2004, these amounts owed by Media and MMJ to the Company were contributed to Media and MMJ as equity.

In July 2001, through its subsidiary MMJ, the Company acquired certain assets and assumed certain liabilities of a taxi advertising operation similar to those operated by Media in the US, which had advertising rights on approximately 4,800 cabs servicing various cities in Japan. The terms of the agreement provided for an earn-out payment to the sellers based on average net income over the next three years. MMJ accounted for 4% of MTM’s combined revenue during 2004.

(4) FLOATING RATE BORROWINGS

The outstanding balances of floating rate borrowings were as follows:

	Payments Due By Period
Dollars in thousands	2005	2006	2007	2008	2009	Thereafter	March 31, 2005	December 31, 2004	Interest Rate (1)
Revolving line of credit	$132,261	$60,000	$80,000	$—	$—	$—	$272,261	$249,957	3.62%
Notes payable to banks	10,050	1,509	1,374	—	—	—	12,933	15,003	5.31
Margin loan	11,979	—	—	—	—	—	11,979	10,000	3.50

Total	$154,290	$61,509	$81,374	$—	$—	$—	$297,173	$274,960	3.69

(1)	Weighted average contractual rate as of March 31, 2004.

(A) REVOLVING LINE OF CREDIT

In September 2002, and as renegotiated in September 2003 and January 2005, the Trust entered into a revolving line of credit agreement (amended) with Merrill Lynch Commercial Finance Corp., as successor to Merrill Lynch Bank, USA (MLB) to provide up to $325,000,000 of financing to acquire medallion loans from MFC (MLB line). Borrowings under the

Trust’s revolving line of credit are collateralized by the Trust’s assets. MFC is the servicer of the loans owned by the Trust. The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The MLB line matures in September 2006. The interest rate is generally LIBOR plus 0.75% with an unused facility fee of 0.375% on unused amounts up to $250,000,000, effective January 2005, and was LIBOR plus 1.25% and 0.125%, previously. The facility fee was $900,000 in September 2004 and $300,000 in September 2005.

(B) NOTES PAYABLE TO BANKS AND MARGIN LOAN

On January 25, 2005, MFC entered into a $4,000,000 revolving note agreement with Atlantic Bank of New York that matures on December 1, 2005. The line is secured by medallion loans of MFC that are in process of being sold to the Trust, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate minus 0.25%, payable monthly. As of March 31, 2005, $0 had been drawn down under this line.

In November, 2004, the Company entered into a margin loan agreement with Bear Stearns, & Co., Inc. The margin loan is secured by the pledged stock of CCU held by the Company, and is generally available at 50% of the current fair market value of the CCU stock, or $12,283,000 as of March 31, 2005. The margin loan bears interest at the federal funds rate plus 0.75%. As of March 31, 2005, $11,979,000 had been drawn down under this margin loan.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that matured on April 25, 2005, and which maturity was extended by Sterling National Bank for 60 days. The line is secured by certain pledged assets of the Company and MBC, and is subject to periodic borrowing base requirements. The line bears interest at the prime rate, payable monthly, and is subject to an unused fee of 0.125%. As of March 31, 2005, $9,700,000 had been drawn down under this line.

On July 11, 2003 certain operating subsidiaries of MFC entered into an aggregate $1,700,000 of note agreements with Atlantic Bank of New York and Israel Discount Bank, collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,463,000 was outstanding at March 31, 2005. The notes mature July 8, 2006 and bear interest at LIBOR plus 2%, adjusted annually, payable monthly. Principal and interest payments of $17,000 are due monthly, with the balance due at maturity.

On June 30, 2003, an operating subsidiary of MFC entered into a $2,000,000 note agreement with Banco Popular North America, collateralized by certain taxicab medallions owned by Medallion Chicago, of which $1,770,000 was outstanding at March 31, 2005. The note matures June 1, 2007 and bears interest at Banco Popular’s prime rate less 0.25%, adjusted annually, payable monthly. Principal and interest payments of $18,000 are due monthly, with the balance due at maturity.

On April 30, 2003, the Company entered into a $7,000,000 note agreement with Atlantic Bank of New York, collateralized by certain assets of MBC. The note was paid in full during the 2004 first quarter. The note had a maturity of May 1, 2004 and bore interest at Atlantic Bank’s prime rate plus 0.25%, payable monthly. Principal was due at maturity.

(5) FIXED RATE BORROWINGS

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due By Period						December 31,
Dollars in thousands	2005	2006	2007	2008	2009	Thereafter	2005	2004	Interest Rate (1)
Certificates of deposit	$104,587	$43,512	$25,671	$9,658	$5,293	—	$188,721	$186,538	2.49%
SBA debentures	—	—	—	—	—	$70,935	70,935	64,435	6.01

Total	$104,587	$43,512	$25,671	$9,658	$5,293	$70,935	$259,656	$250,973	3.45

(1)	Weighted average contractual rate as of March 31, 2005.

In January 2004, MB commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to MB. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized was $516,000 and $624,000 at March 31, 2005 and December 31, 2004, and $135,000 and $44,000 was amortized to interest expense during the 2005 and 2004 first quarters. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

During 2001, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of five years. In November 2003, FSVC applied for and received an additional commitment of $8,000,000. As of March 31, 2005, $9,065,000 was available to be drawn down under the SBA commitments.

(6) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income were as follows:

	Three Months ended March 31,
	2005	2004
Servicing fees	$232,000	$207,283
Late charges	139,986	134,071
Accretion of discount	98,710	56,125
Prepayment penalties	29,457	102,715
Other	173,085	50,070

Total other income	$673,238	$550,264

Prepayment penalties decreased in 2005 primarily reflecting improvements in borrower payment performance and fewer external refinancings. The increase in other income was due to fees received by MB.

The major components of other operating expenses were as follows:

	Three Months ended March 31,
	2005	2004
Rent and utilities expense	$365,189	$354,190
Travel meals and entertainment	230,792	140,044
Consumer loan servicing	202,347	—
Insurance	130,650	146,664
Depreciation and amortization	127,268	156,532
Directors fees	105,426	71,038
Loan collection expense	102,004	99,049
Office expense	97,257	61,944
Advertising, marketing, and public relations	76,482	19,859
Telephone	67,862	51,391
Postage, messengers, printing, and stationary	65,444	49,570
Temporary help	51,589	36,879
Computer expense	47,047	55,965
Dues and subscriptions	26,251	31,362
Other expenses	227,700	237,119

Total operating expenses	$1,923,308	$1,511,606

Increased rent reflects the offices of MB in Salt Lake City and a new facility in New Jersey, in addition to rental rate increases. Consumer loan servicing represents the service bureau costs for the newly acquired consumer portfolio. Insurance expense was down in 2005 as the Company’s improved performance resulted in lower premiums. Directors fees increased primarily due to increases in the amounts paid to directors, in the number of directors serving on Boards, and in the number of Board meetings held.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	March 31, 2005	March 31, 2004
Net share data:
Net asset value at the beginning of the period	$9.83	$8.89
Net investment income (loss) after taxes	0.16	(0.00)
Net realized gains (losses) on investments	0.12	(0.01)
Net change in unrealized depreciation on investments	(0.15)	(0.06)
Other	—	(0.01)

Increase (decrease) in shareholders’ equity from operations	0.13	(0.08)
Repurchase of common stock	0.01	—
Distribution of net investment income	(0.11)	(0.08)
Other	—	0.01

Net asset value at the end of the period	$9.86	$8.74

Per share market value at beginning of period	$9.70	$9.49
Per share market value at end of period	9.13	8.65
Total return(1)	(19.27)%	(32.4)%

Ratios/supplemental data
Average net assets	168,905,870	160,854,000
Ratio of operating expenses to average net assets(2)	12.82%	10.92%
Ratio of net investment income (loss) after taxes to average net assets(2)	6.63	(0.04)

(1)	Total return is calculated by dividing the change in market value of a share of common stock during the year plus distributions, divided by the per share market value at the beginning of the year.
(2)	Calculated by dividing annualized described income statement line by average net assets.

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

The following table represents MB’s actual capital amounts and related ratios as of March 31, 2005 and December 31, 2004, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized.

Management believes, as of March 31, 2005, that MB meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
	Minimum	Well-capitalized	March 31, 2005	December 31, 2004
Tier I capital			$34,350,000	$33,492,000
Total capital			36,885,000	35,971,000
Average assets			219,321,000	210,906,000
Risk-weighted assets			201,010,000	195,964,000
Leverage ratio (1)	4%	5%	15.7%	15.9%
Tier I capital ratio (2)	4	6	17.1	17.1
Total capital ratio (2)	8	10	18.4	18.4

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses. Since 1996, the year in which the Company became a public company, it has increased its medallion loan portfolio at a compound annual growth rate of 14%, and its commercial loan portfolio at a compound annual growth rate of 16%. Total assets under our management, which includes assets serviced for third party investors, were approximately $844,692,000 at March 31, 2005, and have grown at a compound annual growth rate of 18% from $215,000,000 at the end of 1996.

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

	March 31, 2005		December 31, 2004		March 31, 2004
(Dollars in thousands)	Interest Rate(1)	Principal Balance	Interest Rate(1)	Principal Balance	Interest Rate(1)	Principal Balance
Medallion loans
New York	5.83%	$321,878	5.76%	$305,157	5.77%	$244,415
Chicago	6.59	51,470	6.33	52,883	6.59	30,750
Boston	7.25	20,859	7.31	19,857	7.48	16,477
Newark	9.04	6,721	9.14	6,841	9.39	7,454
Cambridge	7.17	4,593	7.19	4,947	7.24	4,457
Other	8.07	3,251	8.18	2,804	9.43	2,928

Total medallion loans	6.09	408,772	6.01	392,489	6.10	306,481

Deferred loan acquisition costs		858		851		925
Unrealized depreciation on loans		(1,358)		(1,209)		(1,075)

Net medallion loans		$408,272		$392,131		$306,331

Commercial loans
Secured mezzanine	13.66%	$54,391	14.28%	$49,006	13.38%	$36,417
Asset based	8.35	54,484	7.97	47,959	6.66	27,569
SBA Section 7(a)	8.10	18,876	7.65	19,703	6.81	18,650
Other secured commercial	9.82	27,237	8.28	27,247	7.43	29,814

Total commercial loans	10.44	154,988	10.13	143,915	9.07	112,450

Deferred loan acquisition costs		673		798		719
Discount on SBA Section 7(a) loans sold		(986)		(602)		(957)
Unrealized depreciation on loans		(7,416)		(7,276)		(6,809)

Net commercial loans		$147,259		$136,835		$105,403

Consumer loans
Marine	18.56%	$36,669	18.60%	$35,933	-%	$—
RV	18.68	32,526	18.56	15,896	—	—
Other	18.69	2,947	18.79	17,808	—	—

Total consumer loans	18.62	72,142	18.64	69,637	—	—

Deferred loan acquisition costs		269		106		—
Unrealized depreciation on loans		(3,499)		(3,412)		—

Net consumer loans		$68,912		$66,331		$—

Equity investments	1.35%	$29,527	1.37%	$32,960	0.0%	$4,670

Unrealized appreciation on equities		1,446		685		312

Net equity investments		$30,973		$33,645		$4,982

Investment securities	3.74%	$18,209	3.92%	$14,144	-%	$—

Unrealized depreciation on investment securities		(95)		(49)		—
Premiums paid on purchased securities		651		504		—

Net equity investments		$18,765		$14,599		$—

Investments at cost	8.13%	$683,638	7.99% (2)	$653,146	6.90% (2)	$426,709

Deferred loan acquisition costs		1,800		1,755		1,644
Unrealized appreciation on equities		(95)		685		312
Discount on SBA Section 7(a) loans sold		651		(602)		(957)
Unrealized depreciation on investment securities		1,446		(49)		—
Premiums paid on purchased securities		(986)		504		119
Unrealized depreciation on loans		(12,273)		(11,898)		(7,884)

Net investments		$674,181		$643,541		$419,943

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire loan portfolio (medallion, commercial, and consumer loans) was 8.57%, 8.44%, and 6.90% at March 31, 2005, December 31, 2004, and March 31, 2004.

INVESTMENT ACTIVITY

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months ended March 31,
	2005	2004
Net investments at beginning of period	$643,541,008	$379,158,525
Investments originated	77,643,695	57,949,181
Repayments of investments	(43,770,825)	(18,556,300)
Transfers from (to) other assets/liabilities	(2,621,657)	1,639,704
Net increase in unrealized appreciation (depreciation)(1) (2)	(2,337,235)	58,839
Net realized gains (losses) on investments(3)	2,100,121	(229,130)
Realized gains on sales of loans	239,520	213,278
Amortization of origination costs	(613,704)	(291,114)

Net increase in investments	30,639,915	40,784,458

Net investments at end of period	$674,180,923	$419,942,983

(1)	Net of unrealized depreciation related to Media of $1,177,430 for the three months ended March 31, 2004.
(2)	Excludes unrealized depreciation of $235,000 for the three months ended March 31, 2005 related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.
(3)	Excludes net realized gains (losses) of ($52,233) and $29,897 for the three months ended March 31, 2005 and 2004 related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at March 31, 2005 was 8.13% (8.57% for the loan portfolio), an increase of 14 basis points from 7.99% at December 31, 2004, and an increase of 131 basis points from 6.82% at March 31, 2004. The increase primarily reflected the impact of the consumer portfolio purchase and strong growth in the commercial loan portfolio, both at higher yields, as well as the market increase in interest rates. The Company expects to try to increase the percentage of commercial and consumer loans in the total portfolio, the origination of floating and adjustable-rate loans, and the level of non-New York medallion loans to enhance our yields.

Medallion Loan Portfolio

The Company’s medallion loans comprised 60% of the net portfolios of $674,181,000 at March 31, 2005 and 61% of $643,541,000 at December 31, 2004 and 74% of $419,943,000 at March 31, 2004. The medallion loan portfolio increased by $16,768,000 or 4% in 2005, primarily reflecting increases in New York. The increase in the New York market can be attributed to new business marketing efforts, the conversion of participations into owned loans, and the general increase in medallion values and related refinancings. Total medallion loans serviced for third parties were $9,772,000, $16,658,000, and $28,129,000 at March 31, 2005, December 31, 2004, and March 31, 2004.

The weighted average yield of the medallion loan portfolio at December 31, 2003 was 6.09%, an increase of 8 basis points from 6.01% at December 31, 2004, and a decrease of 1 basis point from 6.10% at March 31, 2004. The increase in yield from year end primarily reflected the impact of rising interest rates in the economy and the effects of borrower refinancings. At March 31, 2005, 21% of the medallion loan portfolio represented loans outside New York, compared to 22% and 20% at December 31, 2004 and March 31, 2004. The Company continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

The Company’s commercial loans represented 22% of the net investment portfolio as of March 31, 2005, compared to 21% and 23% at December 31, and March 31, 2004. Commercial loans increased by $10,424,000 or 8% during 2005, primarily reflecting increased loan originations in the asset-based and mezzanine loan portfolios. Total commercial loans serviced for third parties were $100,103,000, $106,508,000, and $126,307,000 at March 31, 2005, and December 31, and March 31, 2004, and included $93,530,000, $98,773,000, and $114,184,000, respectively, related to the SBA Section 7(a) business.

The weighted average yield of the commercial loan portfolio at March 31, 2004 was 10.44%, an increase of 31 basis points from 10.13% at December 31, 2004 and 137 basis points from 9.07% at March 31, 2004. The increase was primarily due to the higher origination volume in the high yielding mezzanine loan portfolio, and the impact of rising interest rates in the economy. The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. Variable-rate loans represented approximately 57% of the commercial portfolio at March 31, 2005, December 31, 2004, and March 31, 2004. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolios

The Company’s consumer loans represented 10% of the net investment portfolio at March 31, 2005 and 11% of the net investment portfolio as of December 31, 2004. Most of the existing portfolio was purchased on April 1, 2004 from an unrelated financial institution, and the transaction closed May 6, 2004. The Company started originating new adjustable rate consumer loans in 21 states during the 2004 third quarter. The loans are collateralized by recreational vehicles, boats, and horse trailers located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the consumer loan portfolio at March 31, 2005 was 18.62%, and at December 31, 2004 was 18.64%. The amortization of the portfolio purchase premium reduced the yield by an average of 2.46% and 2.62% for the 2005 and 2004 first quarters, respectively. At March 31, 2005 and December 31, 2004, adjustable rate loans represented approximately 86% and 85%, respectively, of the consumer portfolio.

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

The following table shows the trend in loans 90 days or more past due:

	March 31, 2005			December 31, 2004			March 31, 2004
Medallion loans	$5,567,000	0.8	% (1)	$7,547,000	1.2	% (1)	$8,783,000	2.1	% (1)
Commercial loans
Secured mezzanine	7,968,000	1.3		8,171,000	1.4		8,572,000	2.0
SBA Section 7(a)	1,997,000	0.3		1,884,000	0.3		3,549,000	0.8
Asset-based receivable	—	0.0		—	0.0		—	0.0
Other secured commercial	2,686,000	0.4		1,251,000	0.2		3,175,000	0.8

Total commercial loans	12,651,000	2.0		11,306,000	1.9		15,296,000	3.7

Total consumer loans	386,000	0.1		541,000	0.1		—	0.0

Total loans 90 days or more past due	$18,604,000	2.9%		$19,394,000	3.2%		$24,079,000	5.7%

(1)	Percentage is calculated against the total loan portfolio.

In general, collection efforts since the establishment of our collection department have substantially contributed to the sizable reduction in overall delinquencies. The decrease in medallion delinquencies from primarily reflected the foreclosure of $1,660,000 of Chicago medallions, and improvements in other borrower payment patterns. Secured mezzanine financing delinquencies have remained relatively stable, and the decrease from a year ago reflects chargeoffs. The relatively low level of delinquencies in the SBA Section 7(a, primarily reflected management’s efforts to collect and restructure nonperforming loans, and the foreclosure of certain loans, transferring them to other assets. Included in the SBA Section 7(a) delinquency figures are $415,000, $288,000, and $290,000 at March 31, 2005, December 31, 2004, and March 31, 2004, which represented loans repurchased for the purpose of collecting on the SBA guarantee. The increase in other secured commercial primarily relates to one customer being monitored by the collections group. The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

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

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on net investments during the quarters ended March 31, 2005 and 2004.

	Loans	Equity Investments	Total
Balance December 31, 2003(1)	$(7,917,791)	$287,045	$(7,630,746)
Increase in unrealized
Depreciation on investments	(205,957)	17,397	(188,560)
Reversal of unrealized depreciation related to realized
Losses on investments	239,810	7,859	247,399

Balance March 31, 2004(1)	$(7,883,938)	$312,031	$(7,571,907)

	Loans	Equity Investments	Total
Balance December 31, 2004(1)	$(11,897,572)	$636,139	$(11,261,433)
Increase in unrealized
Appreciation on investments(2)	—	714,744	714,744
Depreciation on investments	(1,263,442)	—	(1,263,442)
Reversal of unrealized (appreciation) depreciation related to realized
Losses on investments	887,795	—	887,795

Balance March 31, 2005(1)	$(12,273,219)	$1,350,883	$(10,922,336)

(1)	Excludes unrealized depreciation of $747,281, $512,281, $0, and $317,361 on foreclosed properties March 31, 2005, December 31, 2004, March 31, 2004, and December 31, 2003, respectively.
(2)	Includes $45,847 of depreciation on investment securities.

The following table presents credit-related information for the investment portfolios for the quarters ended.

	March 31, 2005	December 31, 2004	March 31, 2004
Total loans
Medallion loans	$408,271,424	$392,131,108	$306,330,557
Commercial loans	147,258,623	136,834,891	105,403,494
Consumer loans	68,912,433	66,330,748	—

Total loans	624,442,480	595,296,747	$411,734,051
Equity investments(1)	30,973,295	33,645,424	4,982,392
Investment securities	18,765,147	14,598,837	3,226,540

Net investments	$674,180,922	$643,541,008	$419,942,983

Unrealized appreciation (depreciation) on investments
Medallion loans	$(1,358,042)	$(1,209,187)	$(1,074,824)
Commercial loans	(7,416,067)	(7,275,972)	(6,809,114)
Consumer loans	(3,499,110)	(3,412,413)	—

Total loans	(12,273,219)	(11,897,572)	(7,883,938)
Equity investments	1,445,950	685,359	312,031
Investment securities	(95,067)	(49,220)	—

Total unrealized appreciation (depreciation) on investments	$(10,922,336)	$(11,261,433)	$(7,571,907)

Unrealized appreciation (depreciation) as a % of balances outstanding(2)
Medallion loans	(0.33)%	(0.31)%	(0.35)%
Commercial loans	(4.79)	(5.06)	(6.46)
Consumer loans	(4.83)	(4.90)	—
Total loans	(1.93)	(1.96)	(1.91)
Equity investments	4.90	2.08	6.26
Investment securities	(0.50)	(0.35)	—
Net investments	(1.59)	(1.72)	(1.82)

Realized gains (losses) on loans and equity investments
Medallion loans	$(82,173)	$4,875	$1,396
Commercial loans(3)	18,887	(764,467)	(223,729)
Consumer loans	(665,039)	(981,911)	—

Total loans	(728,325)	(1,741,503)	(222,333)
Equity investments	2,776,212	5,014,375	23,099
Investment securities	—	—	—

Total realized gains (losses) on loans and equity investments	$2,047,887	$3,272,872	$(199,234)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(0.08)%	0.01%	0.00%
Commercial loans	1.05	(2.11)	(0.95)
Consumer loans	(3.84)	(5.57)	—
Total loans	(0.48)	(1.19)	(0.23)
Equity investments	35.17	56.18	1.86
Investment securities	—	—	—
Net investments	1.24	2.07	(0.20)

(1)	Represents common stock and warrants held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par value.
(3)	Includes realized gains (losses) of ($52,233), ($67,696), and $29,897 for March 31, 2005 and December 31 and March 31, 2004, respectively, related to foreclosed properties which are carried in other assets on the consolidated balance sheet.

Equity Investments

Equity investments were 5%, 5%, and 1%, of the Company’s total portfolio at March 31, 2005, December 31, 2004, and March 31, 2004. Equity investments are comprised of common stock and warrants. The increase in equity investments during 2004 primarily reflected the receipt of 933,521 shares of common stock of CCU in a tax-free exchange for 100% of our ownership interest in Media.

Investment Securities

Investment securities were 3%, 2%, and 1% of the Company’s total portfolio at March 31, 2005, December 31, 2004, and March 31, 2004 , respectively, and represent a new investment category as of the 2004 first quarter. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by MB to better utilize required cash liquidity.

Trend in Interest Expense

The Company’s interest expense is driven by the interest rates payable on its short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The establishment of the Merrill Lynch Bank, USA (MLB) line of credit in September 2002 and its favorable renegotiation in September 2003 and January 2005 had the effect of substantially reducing the Company’s cost of funds. In addition, MB began raising brokered bank certificates of deposit during 2004, which were at the Company’s lowest borrowing costs. As a result of MB raising funds through certificates of deposits as previously noted, the Company was able to realign the ownership of some of its medallions and related assets to MB allowing the Company and its subsidiaries to use cash generated through these transactions to retire debt with higher interest rates.

During the 2002 third quarter, the Trust closed a $250,000,000 line of credit with MLB for lending on medallion loans (which is now at $325,000,000), which was priced at LIBOR plus 1.50%, excluding fees and other costs. During the 2003 third quarter, this line was renewed and extended, and borrowings were generally at LIBOR plus 1.25%. During the 2005 first quarter, this line was further renewed and extended, and borrowings were now generally at LIBOR plus 0.75%.

The Company’s cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Notes 4 and 5 to the consolidated financial statements for details on the terms of all outstanding debt. The Company’s debentures issued to the SBA typically have terms of ten years.

The Company measures its borrowing costs as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three months ended March 31, 2005 and 2004. Average balances have increased from a year ago, primarily reflecting the establishment of MB and its resulting growth, and the funding needs to support the growth in the Company’s other investment portfolios. The increase in borrowing costs reflected the trend of increasing interest rates in the economy and additional long-term SBA debt at higher rates, partially offset by the raising of low-cost deposits by MB.

	Interest Expense	Average Balance	Average Borrowing Costs
March 31, 2005
Floating rate borrowings	$2,905,000	$283,581,000	4.15%
Fixed rate borrowings	2,316,000	249,997,000	3.76

Total	$5,221,000	$533,578,000	3.97

March 31, 2004
Floating rate borrowings	$1,710,000	$192,321,000	3.58%
Fixed rate borrowings	1,188,000	113,330,000	4.22

Total	$2,898,000	$305,651,000	3.81

The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under SBIA and SBA regulations. The Company believes that financing operations primarily with short-term floating rate secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain hedging strategies. At March 31, 2005, December 31, 2004, and March 31, 2004, short-term floating rate debt constituted 53%, 52%, and 59% of total debt, respectively. The decrease in 2004 reflects the issuance of bank certificates of deposit by MB, that are primarily of a short-term nature.

Taxicab Advertising

In addition to the Company’s finance business, MTM also conducted a taxicab rooftop advertising business primarily through Media, which began operations in November 1994, and ceased operations upon the merger of Media with and into a subsidiary of CCU, and the sale of MMJ to its management. See Note 3 to the financial statements for additional information. Although Media was a wholly-owned portfolio investment of the Company, its results of operations were not consolidated with the Company’s operations because SEC regulations prohibit the consolidation of non-investment companies with investment companies.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended March 31, 2005 and 2004.

	Three Months ended March 31,
Dollars in thousands	2005	2004
Statement of operations
Investment income	$12,966	$6,485
Interest expense	5,221	2,898

Net interest income	7,745	3,587
Noninterest income	913	764
Operating expenses	5,341	4,368

Net investment income (loss) before income taxes	3,317	(17)
Income tax provision	557	45

Net investment income (loss) after income taxes	2,760	(62)
Net realized gains (losses) on investments	2,048	(199)
Net unrealized depreciation on investments(1)	(2,572)	(1,119)

Net increase (decrease) in net assets resulting from operations	$2,236	$(1,380)

Per share data
Net investment income (loss) after income taxes	$0.16	$(0.00)
Net realized gains (losses) on investments	0.12	(0.01)
Net unrealized depreciation on investments	(0.15)	(0.06)
Other	—	(0.01)

Net increase (decrease) in net assets resulting from operations	$0.13	$(0.08)

Dividends declared per share	$0.12	$0.08

Weighted average common shares outstanding
Basic	17,135,682	18,219,999
Diluted	17,605,676	18,219,999

	March 31, 2005	December 31, 2004
Balance sheet data
Net investments	$674,181	$643,541
Total assets	734,817	709,910
Total borrowed funds	556,829	525,933
Total liabilities	567,586	539,448
Total shareholders’ equity	167,231	170,461

	Three Months ended March 31,
Dollars in thousands	2005	2004
Selected financial ratios and other data
Return on average assets (ROA)(2)
Net investment income (loss) after taxes	1.56	(0.05)
Net increase (decrease) in net assets resulting from operations	1.26	(1.18)
Return on average equity (ROE)(3)
Net investment income (loss) after taxes	6.63	(0.04)
Net increase (decrease) in net assets resulting from operations	5.37	(3.45)

Weighted average yields	7.90	6.39
Weighted average cost of funds	3.21	2.90

Net interest margin(4)	4.69	3.49
Noninterest income ratio(5)	0.56	0.75
Operating expense ratio(6)	3.28	4.31

As a percentage of net investment portfolio
Medallion loans	60%	72%
Commercial loans	22	26
Consumer loans	10	—
Equity investments	5	1
Investment securities	3	1

Investments to assets(7)	92%	88%
Equity to assets(8)	23	33
Debt to equity(9)	333	198

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of the Company’s investments, including the results of operations for MTM, where applicable.
(2)	ROA represents the annualized net investment income (loss) after taxes or net increase (decrease) in net assets resulting from operations for the period, divided by average total assets.
(3)	ROE represents the annualized net investment income (loss) after taxes or net increase (decrease) in net assets resulting from operations for the period, divided by average shareholders’ equity.
(4)	Net interest margin represents the annualized net interest income for the period divided by average interest earning assets.
(5)	Noninterest income ratio represents the annualized noninterest income for the period divided by average interest earning assets.
(6)	Operating expense ratio represents the annualized operating expenses for the period divided by average interest earning assets.
(7)	Represents net investments divided by total assets as of March 31.
(8)	Represents total shareholders’ equity divided by total assets as of March 31.
(9)	Represents total debt (floating rate and fixed rate borrowings) divided by total shareholders’ equity as of March 31.

Consolidated Results of Operations

2005 First Quarter compared to the 2004 First Quarter

Net increase in net assets resulting from operations was $2,234,000 or $0.13 per diluted common share in the 2005 first quarter, up $3,614,000 from a decrease of ($1,380,000) or ($0.08) per share in the 2004 first quarter, primarily reflecting increased net interest income resulting from the RV/Marine portfolio purchase and other portfolio growth, operating losses in Media in the year ago period, partially offset by higher operating expenses and taxes associated with servicing the increased asset level. Net investment income after taxes was $2,760,000 or $0.16 per diluted common share in 2005, up $2,822,000 from ($62,000) or $0.00 per share in 2004.

Investment income was $12,966,000 in the quarter, up $6,481,000 from $6,485,000 a year ago, primarily reflecting $3,161,000 in income earned on the purchased/originated consumer portfolio. Investment income in the quarter also benefited from an interest recovery of $537,000 on a previously nonperforming investment. Excluding those items, investment income increased $2,783,000 or 43% compared to a year ago, primarily reflecting the growth in the other investment portfolio’s. The yield on the investment portfolio was 7.90% in 2005, up 24% from 6.38% a year ago, reflecting the impact of the higher yielding consumer portfolio and the interest recovery, partially offset by the reduction in market interest rates in the traditional businesses over the last several years as borrowers refinanced. The yield on the investment portfolio excluding the consumer portfolio and the interest recovery was 6.26% in 2005, down 2% from 2004. Average investments outstanding were $660,037,000 in 2005 ($592,884,000 excluding the consumer portfolio), up 64% from $402,021,000 a year ago (up 48% excluding the consumer portfolio), reflecting the consumer portfolio purchase and growth in most other portfolios.

Medallion loans were $408,271,000 at quarter end, up $101,940,000 or 33% from $306,331,000 a year ago, representing 60% of the investment portfolio compared to 72% in 2004, and were yielding 6.09% compared to 6.10% in 2004. The increase in outstandings primarily reflected efforts to book new business and repurchase certain participations, primarily in the New York City and Chicago markets, to maximize the utilization of the lower cost MLB line, and reflects the success of the recent New York medallion auctions and the increase in medallion values. The managed medallion portfolio was $418,043,000 at quarter end, up $83,433,000 or 25% from $334,610,000 a year ago. The commercial loan portfolio was $147,259,000 at quarter end, compared to $105,403,000 a year ago, an increase of $41,855,000 or 40%, and represented 22% of the investment portfolio compared to 27% in 2004. Commercial loans yielded 10.45% at quarter end, compared to 9.07% a year ago, an increase of 15%, reflecting the increases in market interest rates during year, the floating rate nature of much of the portfolio, and the growth in higher yielding portfolios. The increase in commercial loans was concentrated in asset based receivables (including repurchased participations) and high-yield mezzanine loans. The managed commercial portfolio was $247,362,000 at quarter end, up $8,604,000 or 4% from $238,758,000 a year ago, primarily reflecting the increases described above, partially offset by the drop in SBA outstandings from payoffs and sales in excess new originations. The new consumer loan portfolio of $68,912,000, which is composed primarily of purchased loans, represented 10% of the investment portfolio at quarter end, and yielded 18.62%. Equity investments were $30,973,000, up $25,991,000 from a year ago, primarily reflecting the receipt of CCU common stock for our ownership interest in Media, and represented 5% of the investment portfolio and had a dividend yield of 1.35%. Investment securities of $18,765,000, up $15,539,000 from a year ago, represented 3% of the investment portfolio, and were more liquid investments required by MB, and yielded 3.74%. See page 19 for a table that shows balances and yields by type of investment.

Interest expense was $5,221,000 in 2005, up $2,324,000 or 80% from $2,898,000 in 2004. The increase in interest expense was due to higher average borrowed funds outstanding. Average debt outstanding was $537,977,000, compared to $305,651,000 a year ago, an increase of 76%, reflecting the newly raised brokered CD’s, increased utilization of the ML Line, and other borrowings used to fund portfolio investment growth, including the consumer portfolio purchase. The cost of borrowed funds was 3.94% in 2005, compared to 3.81% a year ago, an increase of 3%. Approximately 53% of the Company’s debt was short-term and floating or adjustable rate at year end, compared to 63% a year ago. See page 25 for a table which shows average balances and cost of funds for the Company’s funding sources.

Net interest income was $7,745,000, and the net interest margins was 4.69%, for 2005, up $4,157,000 from $3,588,000 in 2004, which represented a net interest margin of 3.49%, all reflecting the items discussed above.

Noninterest income was $913,000 in 2005, up $149,000 or 20% from $764,000 a year ago. Gains on the sale of loans were $240,000 in 2005, up $26,000 or 12% from $213,000 in 2004. During 2005, $2,832,000 of guaranteed loans were sold under the SBA program, compared to $2,278,000 in 2004, an increase of 24%. The increase in gains on sale under the SBA program primarily reflected the pickup in loan origination and sales activities as new loan originators began producing, partially offset by lower market-determined net premiums received on the sales in 2005. Other income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was $673,000 in 2005, compared to $550,000 a year ago, an increase of $123,000 or 22%, primarily reflecting increased service fee income, including $39,000 related to reversing a portion of the servicing asset impairment reserve which was no longer required due to improved prepayment patterns in the servicing asset pools.

Operating expenses were $5,341,000 in 2005, compared to $4,368,000 in 2004, an increase of $973,000 or 22%. Salaries and benefits expense was $2,912,000, up $511,000 or 21% from $2,402,000 in 2004, primarily reflecting increased headcount compared to the 2004 periods, mostly related to MB, higher levels of salaries and bonus accruals, and a lower amount of salary deferrals related to loan originations. Professional fees were $505,000 in 2005, up $51,000 or 11% from $455,000 a year ago, primarily reflecting increased project-related professional fees, including costs related to the Company’s compliance with Sarbanes-Oxley. Other operating expenses of $1,923,000 in 2005 were up $411,000 or 27% from $1,512,000 a year ago, primarily reflecting the growth of MB, including $331,000 of newly incurred service costs for the consumer portfolio, increased travel and entertainment, marketing, directors fees, and rent.

Income tax expense was $557,000 in 2005, compared to $45,000 a year ago, primarily reflecting MB’s provision for taxes.

Net unrealized depreciation on investments was $2,572,000 in 2005, compared to $1,119,000 a year ago, an increase of $1,453,000. Included in the 2004 first quarter was $1,177,000 of unrealized depreciation related to the net losses of the MTM divisions of the Company prior to their sale during the 2004 third quarter. Excluding MTM, 2005 unrealized depreciation increased by $2,631,000 from $59,000 in the 2004 quarter. Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2005 activity resulted from the reversals of unrealized appreciation associated with equity investments that were sold of $2,676,000, net unrealized depreciation on loans of $1,263,000, and net unrealized depreciation of $235,000 on foreclosed property, partially offset by the reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $887,000 and net unrealized appreciation on equity investments of $715,000. The 2004 activity resulted from reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $248,000 and increases in the valuation of equity investments of $17,000, partially offset by net unrealized depreciation on loans of $206,000.

The Company’s net realized gain on investments was $2,048,000 in 2005, compared to a loss of $199,000 in 2004, reflecting the above, and net direct recoveries of $239,000 and direct gains on sales of equity investments of $100,000, partially offset by net direct losses on sales of foreclosed property of $80,000. The 2004 activity reflected the above and direct gains on sales of foreclosed property of $30,000 and by net recoveries of $19,000.

The Company’s net realized/unrealized losses on investments was $402,000 in 2005, compared to $1,318,000 in 2004, reflecting the above.

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

In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving line of credit or issued as certificates of deposit, for terms of up to five years. The Company had outstanding SBA debentures of $70,935,000 with a weighted average interest rate of 6.01%, constituting 13% of the Company’s total indebtedness as of March 31, 2005. Also, as of March 31, 2005, portions of the adjustable rate debt with Banks repriced at intervals of as long as 31 months, and certain of the certificates of deposit were for terms of up to 49 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents the Company’s interest rate sensitivity gap at March 31, 2005, compared to the respective positions at the end of 2004 and 2003. The principal amount of medallion loans and commercial loans are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. The Company has not reflected an assumed annual prepayment rate for medallion loans or commercial loans in this table.

	March 31, 2005 Cumulative Rate Gap(1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate loans	$123,701	$—	$—	$—	$—	$—	$—	$123,701
Adjustable rate loans	105,341	40,573	18,933	375	2,882	49	223	168,376
Fixed-rate loans	26,156	90,833	109,905	54,618	70,477	2,985	19,343	374,317
Cash	18,112	—	—	—	—	—	—	18,112

Total earning assets	$273,310	$131,406	$128,838	$54,993	$73,359	$3,034	$19,566	$684,506

Interest bearing liabilities
Revolving line of credit	$169,240	$60,000	$55,000	$—	$—	$—	$—	$284,240
Certificates of deposit	111,403	44,897	17,470	9,658	5,293	—	—	188,721
Notes payable to banks	12,933	—	—	—	—		—	12,933
SBA debentures	—	—	—	—	—	—	70,935	70,935

Total liabilities	$293,576	$104,897	$72,470	$9,658	$5,293	$—	$70,935	$556,829

Interest rate gap	$(20,266)	$26,509	$56,368	$45,335	$68,066	$3,034	$(51,369)	$127,677

Cumulative interest rate gap(2)	$(20,266)	$6,243	$62,611	$107,946	$176,012	$179,046	$127,677	—

December 31, 2004(2)	$27,175	$52,388	$62,710	$108,181	$173,610	$176,752	$131,520	—
December 31, 2003(2)	(61,987)	(6,176)	104,121	123,280	181,851	189,272	141,674	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (3%), 4%, and (14%) as of March 31, 2005, December 31, 2004, and December 31, 2003.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in cumulative one year positive interest rate gap and related ratio of $92,244,000 or 13%, $136,030,000 or 21%, and $19,136,000 or 4% for March 31, 2005, December 31, 2004, and December 31, 2003, respectively.

The Company’s interest rate sensitive assets were $684,506,000 and interest rate sensitive liabilities were $556,829,000 at March 31, 2005. The one-year cumulative interest rate gap was a negative $20,266,000 or 3% of interest rate sensitive assets, compared to a positive gap of $27,175,000 or 4% at December 31, 2004. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a positive gap of $92,244,000 or 13% at March 31, 2005. The Company seeks to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Interest Rate Cap Agreements

From time-to time, the Company enters into interest rate cap agreements to manage the exposure of the portfolio to increases in market interest rates by hedging a portion of its variable-rate debt against increases in interest rates. There were no interest rate caps outstanding during 2005 and 2004.

Liquidity and Capital Resources

Our sources of liquidity are the revolving line of credit with MLB, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, participations or sales of loans to third parties, and our ability to raise brokered certificates of deposit through MB. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. The Trust’s $325,000,000 revolving line of credit with MLB has availability of $52,740,000 as of March 31, 2005. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $4,000,000 could be raised by MB to fund future loan origination activity. In addition, MB as a non-RIC subsidiary of the Company is allowed (and for three years required) to retain all earnings in the business to fund future growth. The Company has $80,000,000 of additional funding commitments with the SBA ($113,400,000 to be committed by the SBA in total), partially subject to the infusion of additional equity capital into the respective subsidiaries. At March 31, 2004, $9,065,000 is available under these commitments ($4,500,000 of which requires a capital contribution from the Company of $1,500,000). Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits. Lastly, approximately $10,269,000 was available at December 31, 2004 under a loan sale agreement that MBC has with a participant bank, and $9,300,000 was available under a revolving credit agreements with a commercial banks.

The components of our debt were as follows at March 31, 2005: See notes 4 and 5 to the consolidated financial statements on page 13 for details of the contractual terms of the Company’s borrowings.

	Balance	Percentage	Rate (1)
Revolving line of credit	$272,261,000	49%	3.62%
Certificates of deposit	188,721,000	34	2.49
SBA debentures	70,935,000	13	6.01
Notes payable to banks	12,933,000	2	5.31
Margin loan	11,979,000	2	3.50

Total outstanding debt	$556,829,000	100%	3.58

(1)	Weighted average contractual rate as of March 31, 2005.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt we may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have positively impacted net increase (decrease) in net assets resulting from operations as of at March 31, 2005 by approximately $902,000 on an annualized basis, compared to $992,000 as of December 31, 2004, and the impact of such an immediate 1% change over a one year period would have been $(69,000), compared to $517,000 at December 31, 2004. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2005. See notes 4 and 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	BLL	MCI	MBC	FSVC	MB	Total	12/31/04
Cash	$3,468	$3,796	$233	$1,574	$1,640	$7,395	$12,289	$30,395	$37,267
Bank loans(1)	15,000	4,000						19,000	15,000
Amounts undisbursed	5,300	4,000						9,300	3,300
Amounts outstanding	9,700	3,233						12,933	15,003
Average interest rate	5.75%	3.98%						5.31%	4.97%
Maturity	4/05	12/05-7/08						4/05-7/08	4/05-6/07
Lines of credit(2)		325,000						325,000	250,000
Amounts undisbursed		52,740						52,740	43
Amounts outstanding		272,260						272,260	249,957
Average interest rate		3.62%						3.62%	3.85%
Maturity		9/06						9/06	9/05
Margin loan	11,980							11,980	10,000
Average interest rate	3.50%							3.50%	3.01%
Maturity	N/A							N/A	N/A
SBA debentures				36,000		44,000		80,000	80,000
Amounts undisbursed				5,500		3,565		9,065	15,565
Amounts outstanding				30,500		40,435		70,935	64,435
Average interest rate				6.06%		5.98%		6.01%	6.11%
Maturity				9/11-9/15		9/11-9/15		9/11-9/15	9/11-3/14
Certificates of deposit							188,721	188,721	186,538
Average interest rate							2.49%	2.49%	2.46%
Maturity							4/05-5/09	4/05-5/09	1/05-5/09

Total cash and amounts remaining undisbursed under credit facilities	$8,768	$60,536	$233	$7,074	$1,640	$10,960	$12,289	$101,500	$56,175

Total debt outstanding	$21,680	$275,493	$—	$30,500	$—	$40,435	$188,721	$556,829	$525,933

(1)	In January 2005, MFC entered into a $4 MM revolving note agreement with Atlantic Bank that matures in December 2005, and is secured by medallion loans in process of being sold to the Trust. In January, 2005, this line of credit was extended for an additional year to 9/06 at up to 50 bp lower rates, with the committed amount adjusting to $275,000,000 immediately, increasing to $325,000,000 at our option.
(2)	In January, 2005, this line of credit was extended for an additional year to 9/06 at up to 50 bp lower rates, with the committed amount adjusting to $275,000,000 immediately, increasing to $325,000,000 at our option, which was exercised.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R), which supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. FAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. On April 14, 2005, the United States Securities and Exchange Commission announced it would permit most registrants subject to its oversight additional time to implement the requirements in SFAS No. 123(R). As announced, the SEC will permit companies to implement SFAS No. 123(R) at the beginning of their next fiscal year (instead of their next reporting period) that begins after June 15, 2005. The Company is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R), effective January 1, 2006, will have an impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the potential financial impact of adopting SFAS No. 123(R).

Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of May 9, 2005, there were approximately 117 holders of record of the Company’s common stock.

On May 9, 2005, the last reported sale price of our common stock was $9.41 per share. Historically, our common stock has traded at a premium to net asset value per share, and although there can be no assurance, the Company anticipates that its stock will again trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s common stock on the Nasdaq National Market.

2005	HIGH	LOW
First Quarter	$9.80	$8.92
2004
Fourth Quarter	$9.70	$8.52
Third Quarter	9.19	6.78
Second Quarter	9.03	7.46
First Quarter	9.25	7.91

As a RIC, we intend to distribute at least 90% of our investment company taxable income to our shareholders. Distributions of our income are generally required to be made within the calendar year the income was earned as a RIC; however, in certain circumstances distributions can be made up to a full calendar year after the income has been earned. Investment company taxable income includes, among other things, interest, dividends, and capital gains reduced by deductible expenses. Our ability to make dividend payments as a RIC is restricted by certain asset coverage requirements under the 1940 Act and has been dependent upon maintenance of our status as a RIC under the Code in the past, by SBA regulations, and under the terms of the SBA debentures. There can be no assurances, however, that we will have sufficient earnings to pay such dividends in the future.

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

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through March 31, 2005	389,900	9.26	389,900	7,720,523

Total	1,353,233	9.07	1,353,233	—

(1)	The Company publicly announced its Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of the Company’s outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires after a certain number of days, except in certain cases where it is extended through completion of the authorized amounts.

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

In order to be taxed as a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. At March 31, 2005, we had $52,740,000 available under a revolving credit agreement with a commercial bank, $10,619,000 available under a loan sale agreement with a participant bank, $9,065,000 available under outstanding commitments from the SBA, and $4,000,000 of additional deposits that can be raised by MB at existing capital levels.

We may have difficulty raising capital to finance our planned level of lending operations.

Although the Company has demonstrated an ability to meet significant debt amortization requirements in the past, received approval to operate MB and begin raising federally-insured deposits, and has several refinancing options in progress and under consideration, there can be no assurance that additional funding sources to meet amortization requirements or future growth targets will be successfully obtained. See the additional discussion related to the credit facilities and note agreements in the Liquidity and Capital Resources section on page 31

Due to the Company’s late filing of the 2004 Form 10-K, the Company could have restrictions imposed on it by rules of NASDAQ and the SEC. Such restrictions could include, and are not limited to, such items as not being able to file short form registration statements if the Company were to issue additional common stock to the public. The Company has no current plans for additional equity offerings.

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

An economic downturn could result in certain of our commercial loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us, and increasing the level of delinquencies, defaults, and loan losses in our commercial loan portfolio. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at March 31, 2005 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

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

In determining the value of our portfolio, management and the Board of Directors may take into consideration various factors such as the financial condition of the borrower and the adequacy of the collateral. For example, in a period of sustained increases in market interest rates, management and the Board of Directors could decrease its valuation of the portfolio if the portfolio consists primarily of fixed-rate loans. Our valuation procedures are designed to generate values that approximate the value that would have been established by market forces and are therefore subject to uncertainties and variations from reported results.

Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. At March 31, 2005, our net unrealized depreciation on investments was approximately $10,922,000 or 1.59% of our investment portfolio. Based upon current market conditions and current loan-to-value ratios, management believes, and our Board of Directors concurs, that the net unrealized depreciation on investments is adequate to reflect the fair value of the portfolio.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10% each year. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 2003, the value of New York City taxicab medallions increased by approximately 40% for individual medallions and 41% for corporate medallions.

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

If we do not file as a RIC for more than two consecutive years, and then seek to requalify and elect RIC status, we would be required to recognize gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognize would be deemed distributed to our stockholders as a taxable distribution..

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

In addition, the asset coverage and distribution requirements impose significant cash flow management restrictions on us and limit our ability to retain earnings to cover periods of loss, provide for future growth and pay for extraordinary items. Qualification as a RIC is made on an annual basis and, although we and some of our subsidiaries qualified as regulated investment companies in the past, no assurance can be given that each will qualify for such treatment in 2005 and beyond. Failure to qualify as a RIC would subject us to tax on our income and could have material adverse effects on our financial condition and results of operations.

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

The merger of Media into CCU in exchange for stock created a diversification issue as well, as it represents 13% of the Company’s RIC assets. The level of the investment will need to be monitored to ensure it remains within the diversification guidelines.

Additionally the Company’s investment in MB, while representing only 18% of the Company’s total RIC assets at March 31, 2005, currently falls well within the guidelines of the 25% test described above. However, as an anticipated future growth vehicle of the Company, the investment in MB will need to be monitored for continued compliance with the test.

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

The acquisition of the consumer loan portfolio, and the subsequent commencement of lending operations in this line of business, represents an entry into a new lending market for the Company. Although the purchased portfolio was seasoned, and MB management has considerable experience in originating and managing consumer loans, there can be no assurances that these loans will perform at their historical levels as expected under MB’s management.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2005 and December 31, 2004 and (ii) no change in internal control over financial reporting occurred during the quarters ended March 31, 2005 and 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

ITEM 6. EXHIBITS

(A) REPORTS ON FORM 8-K

1.	Current Report on Form 8-K, dated January 11, 2005, relating to an amendment to the Amended and Restated Loan and Security Agreement, by and between the Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp.

2.	Current Report on Form 8-K, dated March 2, 2005, relating to the Company’s entry into an Asset Purchase Agreement to sell substantially all of the assets of the Company’s subsidiary Business Lenders, LLC to an indirect subsidiary of Merrill Lynch & Co.

(B) EXHIBITS

Number	Description
31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

IMPORTANT INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-Q will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-Q should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. The inclusion of the forward-looking statements contained in this Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-Q will be achieved. In light of the foregoing, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date: May 10, 2005

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant
as principal financial and accounting officer.