Form 10-Q
period 2005-06-30
MEDALLION FINANCIAL CORP
filed 2005-08-09
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 8, 2005 was 17,037,827.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a Business Development Company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly-owned subsidiaries including its primary taxicab medallion lending company, Medallion Funding Corp. (MFC). The Company also conducts business through Business Lenders, LLC (BLL), licensed under the US Small Business Administration (SBA) Section 7(a) program; Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), which conducts a mezzanine financing business; Freshstart Venture Capital Corp. (FSVC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), a bank regulated by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions to originate taxicab medallion, commercial, and RV/Marine consumer loans, to raise deposits, and to conduct other banking activities. MFC, MCI, and FSVC operate as SBICs and are regulated and financed in part by the SBA.

The financial information is divided into two sections. The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 2005.

The consolidated balance sheet of the Company as of June 30, 2005, the related consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three and six months ended June 30, 2005 and 2004 or for any other interim period may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Interest income on investments	$13,584,367	$10,191,928	$26,102,405	$16,476,863
Dividends and interest income on short-term investments	440,695	103,960	776,417	199,274
Medallion lease income	112,500	105,000	225,000	210,000

Total investment income	14,137,562	10,400,888	27,103,822	16,886,137

Interest on floating rate borrowings	3,262,543	1,955,355	6,167,243	3,665,355
Interest on fixed rate borrowings	2,608,334	1,701,040	4,924,969	2,888,733

Total interest expense	5,870,877	3,656,395	11,092,212	6,554,088

Net interest income	8,266,685	6,744,493	16,011,610	10,332,049

Gain on sales of loans	375,431	185,163	614,950	398,441
Other income	1,142,481	671,371	1,815,719	1,221,635

Total noninterest income	1,517,912	856,534	2,430,669	1,620,076

Salaries and benefits	2,708,035	2,302,759	5,620,462	4,704,481
Professional fees	482,121	549,073	987,378	1,003,605
Other operating expenses	2,156,655	2,175,953	4,079,966	3,687,560

Total operating expenses	5,346,811	5,027,785	10,687,806	9,395,646

Net investment income before income taxes	4,437,786	2,573,242	7,754,473	2,556,479
Income tax provision	684,371	1,062,997	1,241,032	1,108,097

Net investment income after income taxes	3,753,415	1,510,245	6,513,441	1,448,382

Net realized gains (losses) on investments	(682,815)	(315,328)	1,365,072	(514,562)
Net change in unrealized depreciation on investments	(2,623,257)	(946,054)	(5,195,493)	(2,064,646)

Net realized/unrealized loss on investments	(3,306,072)	(1,261,382)	(3,830,421)	(2,579,208)

Net increase (decrease) in net assets resulting from operations	$447,343	$248,863	$2,683,020	$(1,130,826)

Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.03	$0.01	$0.16	$(0.06)
Diluted	0.03	0.01	0.15	(0.06)

Dividends declared per share	$0.13	$0.08	$.25	$0.16

Weighted average common shares outstanding
Basic	16,969,568	18,141,427	17,063,025	18,179,524
Diluted	17,413,963	18,540,419	17,507,421	18,179,524

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2005	December 31, 2004
Assets
Medallion loans, at fair value	$423,798,555	$392,131,108
Commercial loans, at fair value	155,765,264	136,834,891
Consumer loans, at fair value	76,628,773	66,330,748
Equity investments, at fair value	28,373,891	33,645,424
Investment securities, at fair value	18,285,207	14,598,837

Net investments ($352,333,000 at June 30, 2005 and $312,330,000 at December 31, 2004 pledged as collateral under borrowing arrangements)	$702,851,690	643,541,008

Cash ($713,000 at June 30, 2005 and $690,000 at December 31, 2004 restricted as to use by lender)	28,890,009	37,267,122
Accrued interest receivable	3,098,653	3,062,608
Servicing fee receivable	2,154,128	2,312,040
Fixed assets, net	922,963	991,901
Goodwill, net	5,007,583	5,007,583
Other assets, net	18,075,818	17,727,362

Total assets	$761,000,844	$709,909,624

Liabilities
Accounts payable and accrued expenses	$10,937,179	$11,756,337
Accrued interest payable	2,036,404	1,758,956
Floating rate borrowings	309,909,102	274,959,911
Fixed rate borrowings	272,147,126	250,973,035

Total liabilities	595,029,811	539,448,239

Shareholders’ equity
Preferred Stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding, issued 18,400,512 shares at June 30, 2005 and 18,328,450 shares at December 31, 2004.)		—
Common stock (50,000,000 shares of $0.01 par value stock authorized)	183,807	183,077
Treasury stock at cost (1,373,351 shares at June 30, 2005 and 983,451 shares at December 31, 2004)	(12,611,113)	(9,002,382)
Capital in excess of par value	174,519,085	174,095,094
Accumulated net investment income	3,879,254	5,185,596

Total shareholders’ equity	165,971,033	170,461,385

Total liabilities and shareholders’ equity	$761,000,844	$709,909,624

Number of common shares outstanding	17,027,161	17,344,999
Net asset value per share	$9.75	$9.83

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$2,683,020	$(1,130,826)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Depreciation and amortization	339,445	330,441
Amortization of origination costs	751,219	817,646
Increase in net unrealized (appreciation) depreciation on investments	5,195,493	(248,713)
Net realized (gains) losses on investments	(1,365,072)	514,562
Gains on sales of loans	(614,950)	(398,441)
Increase in unrealized depreciation on MTM	—	2,313,359
Increase in accrued interest receivable	(36,045)	(292,325)
Decrease in servicing fee receivable	157,912	202,839
(Increase) decrease in other assets, net	3,284,236	(172,953)
Increase (decrease) in accounts payable and accrued expenses	(738,881)	1,702,421
Decrease in accrued interest payable	197,171	135,798

Net cash provided by operating activities	9,853,547	3,773,808

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(197,119,959)	(145,667,454)
Purchase of RV/Marine loan portfolio	—	(87,213,656)
Proceeds from principal receipts, sales, and maturities of investments	130,124,352	71,831,448
Investments in and loans to MTM, net	—	(1,304,175)
Capital expenditures	(270,507)	(87,999)

Net cash used for investing activities	(67,266,114)	(162,441,836)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from floating rate borrowings	70,028,731	80,757,736
Repayments of floating rate borrowings	(35,079,425)	(92,882,054)
Proceeds from fixed rate borrowings	94,084,000	167,199,268
Repayments of fixed rate borrowings	(72,909,909)	—
Proceeds from exercise of stock options	424,719	119,900
Payments of declared dividends	(3,903,930)	(2,725,617)
Purchase of treasury stock at cost	(3,608,732)	(1,012,607)

Net cash provided by financing activities	49,035,454	151,456,426

NET INCREASE (DECREASE) IN CASH	(8,377,113)	(7,211,602)
CASH, beginning of year	37,267,122	47,675,537

CASH, end of period	$28,890,009	$40,463,935

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$9,836,041	$5,382,887
Cash paid during the year for income taxes	543,000	45,000
Non-cash investing activities-net transfers to (from) other assets	4,396,009	1,721,600

The accompanying notes are in integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

MB was capitalized on December 16, 2003, with $22,000,000 from the Company. On December 22, 2003, upon satisfaction of the conditions set forth in the FDIC’s order of October 2, 2003 approving MB’s application for federal deposit insurance, the FDIC certified that the deposits of each depositor in MB were insured to the maximum amount provided by the Federal Deposit Insurance Act and MB opened for business. MB is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies.

MB is a wholly-owned subsidiary of the Company and was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions (licenses), 2) asset-based commercial loans and 3) SBA 7(a) loans. The loans are marketed and serviced by MB’s affiliates who have extensive prior experience in these asset groups. Additionally, MB began issuing brokered certificates of deposit in January 2004, and purchased over $84,150,000 of taxicab medallion and asset-based loans from affiliates of the Company. Additionally, on April 1, 2004, MB purchased a consumer loan portfolio with a principal amount of $84,875,000, net of $4,244,000, or 5.0%, of unrealized depreciation, from an unrelated financial institution for consideration of $86,309,000. The purchase was funded with $7,700,000 of additional capital contributed by the Company and with deposits raised by MB. The purchase included a premium of approximately $5,678,000 to the book value of assets acquired, which is amortized to interest income over the expected life of the acquired loans, and which is carried in other assets on the consolidated balance sheets.

In June 2003, MFC established several wholly-owned subsidiaries which, along with an existing subsidiary (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions which are leased to fleet operators while being held for long-term appreciation in value.

In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others. The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. The assets of the Trust, aggregating $321,106,000 at June 30, 2005 and $280,414,000 at December 31, 2004, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust. The Trust’s loans are serviced by MFC.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for MTM. All significant intercompany transactions, balances, and profits have been eliminated in consolidation. As non-investment companies, MTM could not be consolidated with the Company, which is an investment company under the 1940 Act. See Note 3 for the presentation of financial information for MTM.

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

Equity investments (common stock and stock warrants) and investment securities (mortgage backed bonds), representing 4% and 3%, respectively, of the investment portfolio, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments at June 30, 2005 are marketable and non-marketable securities of $24,632,000 and $3,742,000, respectively. At December 31, 2004, the respective balances were $29,926,000 and $3,719,000, respectively. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 60% and 61% of the Company’s investment portfolio at June 30, 2005 and December 31, 2004, respectively, had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 79% and 78% were in New York City. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (22%) represents loans to various commercial enterprises, in a variety of industries, including wholesaling, food services, financing, broadcasting, communications, real estate, and lodging. These loans are made primarily in the metropolitan New York City area, and include loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the US Congress. Approximately 11% of the Company’s portfolio consists of consumer loans in all 50 states collateralized by recreational vehicles, boats, and trailers.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2005, December 31, 2004, and June 30, 2004 net origination costs totaled approximately $2,300,000, $1,755,000, and $1,733,000. Amortization expense for the quarters ended June 30, 2005 and 2004 was $137,000 and $527,000, and was $751,000 and $818,000 for the comparable six month periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At June 30, 2005, the net premium on investment securities totaled $617,000, and amortization expense for the 2005 second quarter and six months was $34,000 and $64,000. At June 30, 2004, the net premium on investment securities totaled $199,000, and amortization expense for both the 2004 second quarter and six months was $20,000.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At June 30, 2005, December 31, 2004, and June 30, 2004, total nonaccrual loans were approximately $25,972,000, $28,523,000, and $27,511,000, and represented 4%, 5%, and 6% of the gross medallion and commercial loan portfolio, respectively. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $5,210,000, $6,016,000, and $4,922,000 as of June 30, 2005, December 31, 2004, and June 30, 2004, of which $743,000 and $739,000 would have been recognized in the quarters ended June 30, 2005 and 2004, and $1,856,000 and $1,392,000 would have been recognized in the comparable six months periods.

The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. As a result, these loans are not typically placed on nonaccrual, but are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125” (SFAS 140). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The principal portion of loans serviced for others by the Company was approximately $108,225,000, $123,166,000, and $140,184,000 at June 30, 2005, December 31, 2004, and June 30, 2004.

Gain or losses on loan sales are primarily attributable to the sale of commercial loans which have been at least partially guaranteed by the SBA. The Company recognizes gains or losses from the sale of the SBA-guaranteed portion of a loan at the date of the sales agreement when control of the future economic benefits embodied in the loan is surrendered. The gains are calculated in accordance with SFAS 140, which requires that the gain on the sale of a portion of a loan be based on the relative fair values of the loan portion sold and the loan portion retained. The gain on loan sales is due to the differential between the carrying amount of the portion of loans sold and the sum of the cash received and the servicing fee receivable. The servicing fee receivable represents the present value of the difference between the servicing fee received by the Company (generally 100 to 400 basis points) and adequate compensation (servicing costs and normal profit), after considering the estimated effects of prepayments and defaults over the life of the servicing agreement. In connection with calculating the servicing fee receivable, the Company must make certain assumptions relating to the cost of servicing a loan including a normal profit, the estimated life of the underlying loan that will be serviced, and the discount rate used in the present value calculation. The Company considers 40 basis points to be its cost plus a normal profit and uses the note rate plus 100 basis points for loans with an original maturity of ten years or less, and the note rate plus 200 basis points for loans with an original maturity of greater than ten years as the discount rate. The note rate is generally the prime rate plus 2.75%.

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

The activity in the reserve for servicing fee receivable follows:

	2005	2004
Balance at December 31,	$1,036,500	$1,037,500
Reductions charged to operations	(38,500)	—
Other	—	(1,000)

Balance at March 31,	998,000	1,036,500
Activity during the second quarter	38,500	—

Balance at June 30,	$1,036,500	$1,036,500

The Company also has the option to sell the unguaranteed portions of loans to third party investors. The gain or loss on such sales is calculated in accordance with SFAS No. 140. The discount related to unguaranteed portions sold would be reversed, and the Company would recognize a servicing fee receivable or liability based on servicing fees retained by the Company. The Company is required to retain at least 5% of loans sold under the SBA Section 7(a) program. The Company had no sales of unguaranteed portions of loans to third party for the quarters or six months ended June 30, 2005 and 2004.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the carrying amount of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized depreciation on net investments (which excludes MTM and foreclosed properties) was $13,022,000, $11,261,000, and $11,575,000 as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively. The Company’s investment in MTM, as wholly-owned portfolio investments, was also subject to quarterly assessments of its fair value. The Company used MTM’s actual results of operations as the best estimate of changes in its fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments. See Note 3 for the presentation of financial information for MTM.

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on net investments during the quarters shown below.

	Loans	Equity Investments	Total
Balance December 31, 2003(1)	$(7,917,791)	$287,045	$(7,630,746)
Increase in unrealized
Depreciation on investments	(205,957)	17,397	(188,560)
Reversal of unrealized depreciation related to realized
Losses on investments	239,810	7,589	247,399

Balance March 31, 2004 (1)	(7,883,938)	312,031	(7,571,907)
Increase in unrealized
Appreciation on investments	—	81,400	81,400
Depreciation on investments (3)	(497,406)	(38,421)	(535,827)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	694,909	—	694,909
RV/Marine Reserve (2)	(4,243,854)	—	(4,243,854)

Balance June 30, 2004 (1)	$(11,930,289)	$355,010	$(11,575,279)

	Loans	Equity Investments	Total
Balance December 31, 2004 (1)	$(11,897,572)	$636,139	$(11,261,433)
Increase in unrealized
Appreciation on investments (3)	—	714,744	714,744
Depreciation on investments	(1,263,442)	—	(1,263,442)
Reversal of unrealized (appreciation) depreciation related to realized
Losses on investments	887,795	—	887,795

Balance March 31, 2005 (1)	(12,273,219)	1,350,883	(10,922,336)
Increase in unrealized
Depreciation on investments (3)	94,061	(2,680,744)	(2,586,683)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	485,617	—	485,617
Other	1,450	—	1,450

Balance June 30, 2005 (1)	$(11,692,091)	$(1,329,861)	$(13,021,952)

(1)	Excludes unrealized depreciation of $1,007,695, $747,281, $512,281, $50,606, $0, and $317,361 on foreclosed properties at June 30, 2005, March 31, 2005, December 31, 2004, June 30, 2004, March 31,2004, and December 31, 2003, respectively.
(2)	Reflects the difference between the purchase price of the portfolio and the actual nominal value of the loan contracts acquired.
(3)	Includes $20,184 and $45,847 of depreciation on investment securities in the 2005 second and first quarters, respectively, and $11,069 of appreciation in the 2004 second quarter.

The table below summarizes components of unrealized/realized gains and losses in the investment portfolio.

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$—	$81,400	$50,517	$81,400
Unrealized depreciation	(2,816,435)	(535,827)	(3,415,647)	(724,387)
Unrealized depreciation on MTM	—	(1,135,930)	—	(2,313,359)
Realized gains	(179)	—	(2,676,512)	—
Realized losses	518,834	694,909	1,406,626	942,306
Unrealized losses on foreclosed properties	(325,477)	(50,606)	(560,477)	(50,606)

Total	$(2,623,257)	$(946,054)	$(5,195,493)	$(2,064,646)

Net realized gains (losses) on investments
Realized gains	$179	$315,913	$2,676,512	$315,913
Realized losses	(872,800)	(694,909)	(1,760,595)	(942,306)
Direct recoveries (charge offs)	254,869	58,668	466,571	76,934
Other gains	—	—	99,879	—
Realized gains (losses) on foreclosed properties	(65,063)	5,000	(117,295)	34,897

Total	$(682,815)	$(315,328)	$1,365,072	$(514,562)

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

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $212,000 and $174,000 for the 2005 and 2004 second quarters, and was $339,000 and $330,000 for the comparable six months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense was $549,000 and $521,000 for the quarters ended June 30, 2005 and 2004, and $1,059,000 and $1,022,000 for the comparable six month periods, respectively. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives, and during 2004 was increased by the purchase premium paid on the consumer portfolio purchase of $5,678,000, of which $423,000 and $807,000 was amortized into interest income during the 2005 second quarter and six months, and $391,000 was amortized in each of the comparable 2004 periods. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts on the balance sheet for all of these purposes were $6,352,000 and $7,460,000 as of June 30, 2005 and December 31, 2004.

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

	June 30, 2005			June 30, 2004
Three months ended		# of Shares	EPS		# of Shares	EPS
Net increase in net assets resulting from operations available to common shareholders	$447,343			$248,863

Basic EPS
Income available to common shareholders	$447,343	16,969,568	$0.03	$248,863	18,141,427	$0.01
Effect of dilutive stock options		444,395	—		398,992	—

Diluted EPS
Income available to common shareholders	$447,343	17,413,963	$0.03	$248,863	18,540,419	$0.01

	June 30, 2005			June 30, 2004
Six months ended		# of Shares	EPS		# of Shares	EPS
Net increase (decrease) in net assets resulting from operations available to common shareholders	$2,683,020			$(1,130,826)

Basic EPS
Income (loss) available to common shareholders	$2,683,020	17,063,025	$0.16	$(1,130,826)	18,179,524	$(0.06)
Effect of dilutive stock options (1)	—	444,396	(0.01)	—	—	—

Diluted EPS
Income (loss) available to common shareholders	$2,683,020	17,507,421	$0.15	$(1,130,826)	18,179,524	$(0.06)

(1)	Because there were net losses in the 2004 six months, the effect of the stock options is antidilutive, and therefore is not presented.

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

The following table presents MTM’s combined statements of operations for three and six months ended June 30, 2004. As a result of the sale of MTM during the 2004 third quarter, there is no balance sheet for MTM as of June 30, 2005 or December 31, 2004.

	Three Months ended June 30, 2004	Six Months ended June 30, 2004
Advertising revenue	$1,497,074	$3,210,434
Cost of fleet services	1,267,086	2,572,122

Gross profit	229,988	638,312
Depreciation and other non cash adjustments	184,889	569,961
Other operating expenses	1,256,133	2,456,030

Loss from operations	(1,211,034)	(2,387,679)
Income tax provision	985	1,768

Net loss	$(1,212,019)	$(2,389,447)

The Company charged Media $34,621 and $76,212 in the three and six months ended June 30, 2004 for salaries and benefits and corporate overhead paid by the Company on Media’s behalf. During 2004, these amounts owed by Media and MMJ to the Company were contributed to Media and MMJ as equity.

In July 2001, through its subsidiary MMJ, the Company acquired certain assets and assumed certain liabilities of a taxi advertising operation similar to those operated by Media in the US, which had advertising rights on approximately 4,800 cabs servicing various cities in Japan. The terms of the agreement provided for an earn-out payment to the sellers based on average net income over the next three years. MMJ accounted for 5% of MTM’s combined revenue during 2004.

(4) FLOATING RATE BORROWINGS

The outstanding balances of floating rate borrowings were as follows:

	Payments Due By Period
Dollars in thousands	2005	2006	2007	2008	2009	Thereafter	June 30, 2005	December 31, 2004	Interest Rate(1)
Revolving line of credit	$—	$284,057	$—	$—	$—	$—	$284,057	$249,957	3.76%
Notes payable to banks	10,840	1,505	1,507	—	—	—	13,852	15,003	5.98
Margin loan	12,000	—	—	—	—	—	12,000	10,000	4.01

Total	$22,840	$285,562	$1,507	$—	$—	$—	$309,909	$274,960	3.87

(1)	Weighted average contractual rate as of June 30, 2005.

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

(B) NOTES PAYABLE TO BANKS AND MARGIN LOAN

On January 25, 2005, MFC entered into a $4,000,000 revolving note agreement with Atlantic Bank of New York that matures on December 1, 2005. The line is secured by medallion loans of MFC that are in process of being sold to the Trust, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate minus 0.25%, payable monthly. As of June 30, 2005, $0 had been drawn down under this line.

In November, 2004, the Company entered into a margin loan agreement with Bear Stearns, & Co., Inc. The margin loan is secured by the pledged stock of CCU held by the Company, and is generally available at 60% of the current fair market value of the CCU stock, or $13,613,000 as of June 30, 2005. The margin loan bears interest at the federal funds rate plus 0.75%. As of June 30, 2005, $12,000,000 had been drawn down under this margin loan.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that matured on April 25, 2005, and which maturity was extended by Sterling National Bank for 60 days. On June 28 2005, the maturity date was further extended to July 31, 2005 (see Note 10). The line is secured by certain pledged assets of the Company and MBC, and is subject to periodic borrowing base requirements. The line bears interest at the prime rate, payable monthly, and is subject to an unused fee of 0.125%. As of June 30, 2005, $10,700,000 had been drawn down under this line.

On July 11, 2003 certain operating subsidiaries of MFC entered into an aggregate $1,700,000 of note agreements with Atlantic Bank of New York and Israel Discount Bank, collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,417,000 was outstanding at June 30, 2005. The notes mature July 8, 2006 and bear interest at LIBOR plus 2%, adjusted annually, payable monthly. Principal and interest payments of $17,000 are due monthly, with the balance due at maturity.

On June 30, 2003, an operating subsidiary of MFC entered into a $2,000,000 note agreement with Banco Popular North America, collateralized by certain taxicab medallions owned by Medallion Chicago, of which $1,734,000 was outstanding at June 30, 2005. The note matures June 1, 2007 and bears interest at Banco Popular’s prime rate less 0.25%, adjusted annually, payable monthly. Principal and interest payments of $18,000 are due monthly, with the balance due at maturity.

On April 30, 2003, the Company entered into a $7,000,000 note agreement with Atlantic Bank of New York, collateralized by certain assets of MBC. The note was paid in full during the 2004 first quarter. The note had a maturity of May 1, 2004 and bore interest at Atlantic Bank’s prime rate plus 0.25%, payable monthly. Principal was due at maturity.

(5) FIXED RATE BORROWINGS

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due By Period
Dollars in thousands	2005	2006	2007	2008	2009	Thereafter	June 30, 2005	December 31, 2004	Interest Rate (1)
Certificates of deposit	$79,388	$59,485	$39,188	$16,858	$5,293	$—	$200,212	$186,538	2.95%
SBA debentures	—	—	—	—	—	71,935	71,935	64,435	6.01

Total	$79,388	$59,485	$39,188	$16,858	$5,293	$71,935	$272,147	$250,973	3.77

(1)	Weighted average contractual rate as of June 30, 2005.

In January 2004, MB commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to MB. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized was $613,000 and $624,000 at June 30, 2005 and December 31, 2004, and $143,000 and $97,000 was amortized to interest expense during the 2005 and 2004 second quarters, and $278,000 and $141,000 was amortized during the 2005 and 2004 six months. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

During 2001, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of five years. In November 2003, FSVC applied for and received an additional commitment of $8,000,000. As of June 30, 2005, $8,065,000 was available to be drawn down under the SBA commitments.

(6) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Late charges and prepayment penalties	$686,812	$260,683	$856,255	$497,468
Servicing fees and discount accretion	274,110	367,358	619,821	630,766
Audit/ due diligence	48,014	39,762	70,262	40,891
Other	133,545	3,568	269,381	52,510

Total other income	$1,142,481	$671,371	$1,815,719	$1,221,635

Included in late charges and prepayment penalties in the 2005 second quarter was $525,000 related to a prepayment fee from a large loan refinancing; otherwise, the decreases reflected fewer refinancings and improved payment patterns. Servicing fees and discount accretion decreased as a result of a decline in loans outstanding in BLL. The increase in other income was primarily due to fee income received by MB reflecting the increased lending activity there.

The major components of other operating expenses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Rent expense	$340,876	$311,194	$692,835	$646,614
Consumer loan servicing	203,764	227,089	406,110	227,089
Travel meals and entertainment	155,296	122,364	386,090	256,945
Depreciation and amortization	212,179	203,253	339,445	330,441
Insurance	93,269	146,271	223,918	293,613
Directors fees	95,879	147,957	201,305	218,995
Loan collection expense	185,331	315,622	331,187	414,671
Office expense	83,211	61,949	180,469	121,874
Telephone	67,793	53,964	135,655	105,356
Advertising, marketing, and public relations	56,828	28,814	133,310	54,120
Temporary help	78,753	17,359	130,341	54,327
Computer expense	63,283	51,875	110,329	110,287
Miscellaneous taxes	66,638	73,341	99,499	208,555
Printing and stationery	61,151	38,711	92,539	70,682
Dues and subscriptions	31,515	22,353	57,766	54,045
Other expenses	360,889	353,837	559,168	519,946

Total other operating expenses	$2,156,655	$2,175,953	$4,079,966	$3,687,560

Consumer loan servicing increased in the 2005 six months, reflecting the May 2004 consumer loan portfolio purchase. Travel and entertainment increased as a result of more extensive business development activities. Insurance expense decreased as a result of lower premiums charged in more competitive insurance market. Loan collections expense decreased in 2005 as the number of loans over 90 days past due has declined due to better collection efforts. Advertising, marketing and public relations expense was up in 2005 primarily reflecting the consumer portfolio marketing efforts of MB. Temporary help expense grew from increased use of temporary employees for special projects. Included in miscellaneous taxes for the 2004 six months were $71,000 related to sales tax audit results covering years dating back to 1995.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net share data:
Net asset value at the beginning of the period	$9.86	$8.74	$9.83	$8.89
Net investment income	0.26	0.14	0.45	0.14
Income tax provision	(0.04)	(0.06)	(0.07)	(0.06)
Net realized gains (losses) on investments	(0.04)	(0.02)	0.08	(0.03)
Net change in unrealized depreciation on investments	(0.15)	(0.05)	(0.30)	(0.11)

Net increase (decrease) in net assets resulting from operations	0.03	0.01	0.16	(0.06)
Distributions of net investment income	(0.12)	(0.08)	(0.23)	(0.15)
Issuance of common stock	(0.03)	—	(0.02)
Repurchase of common stock	0.00	0.00	0.01	0.00
Other	0.01	0.01	0.00	0.00

Net asset value at the end of the period	$9.75	$8.68	$9.75	$8.68

Per share market value at beginning of period	$9.13	$8.65	$9.70	$9.49
Per share market value at end of period	9.45	7.95	9.45	7.95
Total return (1)	19%	(29)%	(3)%	(29)%

Ratios/supplemental data
Average net assets	$166,120,000	$157,918,000	$167,553,008	$159,474,000
Operating expenses ratio (2)	12.91%	12.81%	12.86%	11.85%
Net investment income after tax ratio (2)	9.06%	3.85%	7.84%	1.83%

(1)	Total return is calculated by comparing the change in value of a share of common stock assuming the reinvestment of dividends on the payment date.
(2)	Calculated by dividing annualized described income statement line by average net assets.

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

The following table represents MB’s actual capital amounts and related ratios as of June 30, 2005 and December 31, 2004, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized.

Management believes, as of June 30, 2005, that MB meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
	Minimum	Well-capitalized	June 30, 2005	December 31, 2004
Tier I capital			$36,048,000	$33,492,000
Total capital			38,752,000	35,971,000
Average assets			228,559,000	210,906,000
Risk-weighted assets			214,401,000	195,964,000
Leverage ratio (1)	4%	5%	15.8%	15.9%
Tier I capital ratio (2)	4	6	16.8	17.1
Total capital ratio (2)	8	10	18.1	18.4

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(10) SUBSEQUENT EVENTS

On July 28, 2005, the Company’s revolving note agreement with Sterling National Bank was amended, and the maturity date was extended until June 30, 2006.

On July 27, 2005, the Company’s board of directors declared a $0.13 per share common stock dividend, payable on August 31, 2005 to shareholders of record on August 19, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses. Since 1996, the year in which the Company became a public company, it has increased its medallion loan portfolio at a compound annual growth rate of 14%, and its commercial loan portfolio at a compound annual growth rate of 17%. Total assets under our management, which includes assets serviced for third party investors, were approximately $869,226,000 at June 30, 2005, and have grown at a compound annual growth rate of 18% from $215,000,000 at the end of 1996.

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

	June 30, 2005		March 31, 2005		December 31, 2004		June 30, 2004
(Dollars in thousands)	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance
Medallion loans
New York	6.00%	$332,852	5.83%	$321,878	5.76%	$305,157	5.60%	$263,225
Chicago	6.92	51,742	6.59	51,470	6.33	52,883	6.37	34,591
Boston	7.35	22,700	7.25	20,859	7.31	19,857	7.41	16,659
Newark	8.80	6,644	9.04	6,721	9.14	6,841	9.35	7,102
Cambridge	7.16	4,904	7.17	4,593	7.19	4,947	7.28	4,592
Other	7.70	4,930	8.07	3,251	8.18	2,804	9.28	2,601

Total medallion loans	6.26	423,772	6.09	408,772	6.01	392,489	5.91	328,770

Deferred loan acquisition costs		1,120		858		851		939
Unrealized depreciation on loans		(1,093)		(1,358)		(1,209)		(1,093)

Net medallion loans		$423,799		$408,272		$392,131		$328,616

Commercial loans
Asset based	8.65%	$60,941	8.35%	$54,484	7.97%	$47,959	6.97%	$40,275
Secured mezzanine	13.76	58,784	13.66	54,391	14.28	49,006	13.77	40,911
SBA Section 7(a)	8.58	19,349	8.10	18,876	7.65	19,703	6.79	18,317
Other secured commercial	6.07	23,973	9.82	27,237	8.28	27,247	7.64	30,094

Total commercial loans	10.10	163,047	10.44	154,988	10.13	143,915	9.21	129,597

Deferred loan acquisition costs		540		673		798		794
Discount on SBA Section 7(a) loans sold		(935)		(986)		(602)		(981)
Unrealized depreciation on loans		(6,887)		(7,416)		(7,276)		(7,004)

Net commercial loans		$155,765		$147,259		$136,835		$122,406

Consumer loans
Marine	18.56%	$40,459	18.56%	$36,669	18.60%	$35,933	18.54%	$40,150
RV	18.68	36,051	18.68	32,526	18.56	15,896	18.73	16,511
Other	18.80	3,191	18.69	2,947	18.79	17,808	18.57	19,611

Total consumer loans	18.63	79,701	18.62	72,142	18.64	69,637	18.59	76,272

Deferred loan acquisition costs		640		269		106		—
Unrealized depreciation on loans		(3,712)		(3,499)		(3,412)		(3,833)

Net consumer loans		$76,629		$68,912		$66,331		$72,439

Equity investments	1.35%	$29,589	1.35%	$29,527	1.37%	$32,960	0.00%	$4,670

Unrealized appreciation (depreciation) on equities		(1,215)		1,446		685		356

Net equity investments		$28,374		$30,973		$33,645		$5,026

Investment securities	3.65%	$17,783	3.74%	$18,209	3.92%	$14,144	3.67%	$5,992

Unrealized depreciation on investment securities		(115)		(95)		(49)		—
Premiums paid on purchased securities		617		651		504		199

Net investment securities		$18,285		$18,765		$14,599		$6,191

Investments at cost (2)	8.25%	$713,892	8.13%	$683,638	7.99%	$653,146	8.46%	$545,302

Deferred loan acquisition costs		2,300		1,800		1,755		1,733
Unrealized appreciation (depreciation) on equities		(1,215)		1,446		685		356
Discount on SBA Section 7(a) loans sold		(935)		(986)		(602)		(981)
Unrealized depreciation on investment securities		(115)		(95)		(49)		—
Premiums paid on purchased securities		617		651		504		199
Unrealized depreciation on loans		(11,692)		(12,273)		(11,898)		(11,930)

Net investments		$702,852		$674,181		$643,541		$534,679

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire loan portfolio (medallion, commercial, and consumer loans) was 8.68%, 8.57%, 8.44%, and 8.52% at June 30, 2005, March 31, 2005, December 31, 2004, and June 30, 2004.

INVESTMENT ACTIVITY

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net investments at beginning of period	$674,180,923	$419,942,983	$643,541,008	$379,158,525
Investments originated	119,476,264	87,718,269	197,119,959	145,667,454
Purchase of RV/Marine loan portfolio	—	80,631,534	—	80,631,534
Repayments of investments	(86,353,527)	(53,275,147)	(130,124,352)	(71,831,448)
Transfers (to) from other assets	(1,774,352)	81,896	(4,396,009)	1,721,600
Net increase in unrealized appreciation (depreciation) (1) (2)	(2,297,781)	240,482	(4,635,016)	299,319
Net realized gains (losses) on investments (3)	(617,753)	(320,328)	1,482,368	(549,459)
Realized gains on sales of loans	375,430	185,163	614,950	398,441
Amortization of origination costs	(137,515)	(526,532)	(751,219)	(817,646)

Net increase in investments	28,670,848	114,735,337	159,310,763	155,519,795

Net investments at end of period	$702,851,690	$534,678,320	$702,851,690	$534,678,320

(1)	Net of unrealized depreciation related to MTM of $1,135,930 and $2,313,359 for the three and six months ended June 30, 2004.
(2)	Excludes unrealized depreciation of $325,477, $50,606, $560,477, and $157,934 for the 2005 and 2004 three and six months periods, respectively, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.
(3)	Excludes realized gains (losses) of ($65,063), $5,000, ($117,295), and $34,897 for the 2005 and 2004 three and six months periods, respectively, related to foreclosed properties which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at June 30, 2005 was 8.25% (8.68% for the loan portfolio), an increase of 26 basis points from 7.99% at December 31, 2004, and a decrease of 21 basis points from 8.46% at June 30, 2004. The increase from year end primarily reflected the impact of the consumer portfolio purchase and strong growth in the commercial loan portfolio, both at higher yields, as well as the market increase in interest rates. The Company expects to try to increase the percentage of commercial and consumer loans in the total portfolio, the origination of floating and adjustable-rate loans, and the level of non-New York medallion loans to enhance our yields.

Medallion Loan Portfolio

The Company’s medallion loans comprised 60% of the net portfolios of $702,852,000 at June 30, 2005 and 61% of $643,541,000 at December 31, 2004 and 61% of $534,679,000 at June 30, 2004. The medallion loan portfolio increased by $31,668,000 or 8% in 2005, primarily reflecting increases in New York. The increase in the New York market can be attributed to new business marketing efforts, the conversion of participations into owned loans, and the general increase in medallion values and related refinancings. Total medallion loans serviced for third parties were $10,843,000, $16,658,000, and $22,194,000 at June 30, 2005, December 31, 2004, and June 30, 2004.

The weighted average yield of the medallion loan portfolio at June 30, 2005 was 6.26%, an increase of 25 basis points from 6.01% at December 31, 2004,and an increase of 35 basis point from 5.91% at June 30, 2004. The increase in yield from year end primarily reflected the impact of rising interest rates in the economy and the effects of borrower refinancings. At June 30, 2005, 21% of the medallion loan portfolio represented loans outside New York, compared to 22% and 20% at December 31, 2004 and June 30, 2004. The Company continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

The Company’s commercial loans represented 22% of the net investment portfolio as of June 30, 2005, compared to 21% and 23% at December 31, and June 30, 2004. Commercial loans increased by $18,930,000 or 14% during 2005, primarily reflecting increased loan originations in the asset-based and mezzanine loan portfolios. Total commercial loans serviced for third parties were $97,382,000, $106,508,000, and $117,990,000 at June 30, 2005, and December 31, and June 30, 2004, and included $88,984,000, $98,773,000, and $109,280,000, respectively, related to the SBA Section 7(a) business.

The weighted average yield of the commercial loan portfolio at June 30, 2005 was 10.10%, a decrease of 3 basis points from 10.13% at December 31, 2004 and an increase of 89 basis points from 9.21% at June 30, 2004. The decrease was primarily due to higher rate loans paying off and being replaced with lower rate loans and the increase from a year ago reflected the increases in market interest rates. The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. Variable-rate loans represented approximately 57%, 57%, and 58% of the commercial portfolio at June 30, 2005, December 31, 2004, and June 30, 2004. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolios

The Company’s consumer loans represented 11% of the net investment portfolio at June 30, 2005, compared to 11% and 14% of the net investment portfolio at December 31, and June 30, 2004. Most of the existing portfolio was purchased on April 1, 2004 from an unrelated financial institution, and the transaction closed May 6, 2004. The Company started originating new adjustable rate consumer loans during the 2004 third quarter. The loans are collateralized by recreational vehicles, boats, and horse trailers located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the consumer loan portfolio at June 30, 2005 was 18.63%, compared to 18.64% at December 31, 2004 and 18.59% at June 30, 2004 The amortization of the portfolio purchase premium reduced the above yields by an average of 2.25%, 2.35%, and 1.96%, respectively. At June 30, 2005, December 31, 2004, and June 30, 2004, adjustable rate loans represented approximately 88%, 85%, and 84%, respectively, of the consumer portfolio.

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

The following table shows the trend in loans 90 days or more past due:

	June 30, 2005 (1)		March 31, 2005 (1)		December 31, 2004 (1)		June 30, 2004 (1)
Medallion loans	$4,718,000	0.7%	$5,567,000	0.8%	$7,547,000	1.2%	$8,791,000	1.6%

Commercial loans
Secured mezzanine	6,301,000	0.9	7,968,000	1.3	8,171,000	1.4	10,860,000	2.1
SBA Section 7(a)	1,889,000	0.3	1,997,000	0.3	1,884,000	0.3	2,504,000	0.5
Asset-based receivable	—	0.0	—	0.0	—	0.0	—	0.0
Other secured commercial	3,145,000	0.5	2,686,000	0.4	1,251,000	0.2	3,191,000	0.6

Total commercial loans	11,335,000	1.7	12,651,000	2.0	11,306,000	1.9	16,555,000	3.2

Total consumer loans	332,000	0.1	386,000	0.1	541,000	0.1	226,000	0.0

Total loans 90 days or more past due	$16,385,000	2.5%	$18,604,000	2.9%	$19,394,000	3.2%	$25,572,000	4.8%

(1)	Percentage is calculated against the total loan portfolio.

In general, collection efforts since the establishment of our collection department have substantially contributed to the sizable reduction in overall delinquencies. The decreases in medallion delinquencies primarily reflected the foreclosure of $2,869,000 of Chicago medallions, and improvements in other borrower payment patterns. Secured mezzanine financing delinquencies have decreased over the last several quarters, primarily reflecting payment activity and to a lesser extent chargeoffs. The relatively low level of delinquencies in the SBA Section 7(a) loans, primarily reflected management’s efforts to collect and restructure nonperforming loans, and the foreclosure of certain loans, transferring them to other assets. Included in the SBA Section 7(a) delinquency figures are $416,000, $288,000, and $289,000 at June 30, 2005, December 31, 2004, and June 30, 2004, which represented loans repurchased for the purpose of collecting on the SBA guarantee. The increase in other secured commercial loans primarily related to several customers being monitored by the collections group, and from an overall standpoint was down slightly from a year ago. The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

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

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on net investments during the six months ended June 30, 2005 and 2004.

	Loans	Equity Investments	Total
Balance December 31, 2003(1)	$(7,917,791)	$287,045	$(7,630,746)
Increase in unrealized
Depreciation on investments	(205,957)	17,397	(188,560)
Reversal of unrealized depreciation related to realized
Losses on investments	239,810	7,589	247,399

Balance March 31, 2004 (1)	(7,883,938)	312,031	(7,571,907)
Increase in unrealized
Appreciation on investments	—	81,400	81,400
Depreciation on investments (3)	(497,406)	(38,421)	(535,827)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	694,909	—	694,909
RV/Marine Reserve (2)	(4,243,854)	—	(4,243,854)

Balance June 30, 2004 (1)	$(11,930,289)	$355,010	$(11,575,279)

	Loans	Equity Investments	Total
Balance December 31, 2004 (1)	$(11,897,572)	$636,139	$(11,261,433)
Increase in unrealized
Appreciation on investments (3)	—	714,744	714,744
Depreciation on investments	(1,263,442)	—	(1,263,442)
Reversal of unrealized (appreciation) depreciation related to realized
Losses on investments	887,795	—	887,795

Balance March 31, 2005 (1)	(12,273,219)	1,350,883	(10,922,336)
Increase in unrealized
Depreciation on investments (3)	94,061	(2,680,744)	(2,586,683)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	485,617	—	485,617
Other	1,450	—	1,450

Balance June 30, 2005 (1)	$(11,692,091)	$(1,329,861)	$(13,021,952)

(1)	Excludes unrealized depreciation of $1,007,695, $747,281, $512,281, $50,606, $0, and $317,361 on foreclosed properties at June 30, 2005, March 31, 2005, December 31, 2004, June 30, 2004, March 31,2004, and December 31, 2003, respectively.
(2)	Reflects the difference between the purchase price of the portfolio and the actual nominal value of the loan contracts acquired.
(3)	Includes $20,184 and $45,847 of depreciation on investment securities in the 2005 second and first quarters, respectively, and $11,069 of appreciation in the 2004 second quarter.

The following table presents credit-related information for the investment portfolios for the quarters ended.

	June 30, 2005	March 31, 2005	December 31, 2004	June 30, 2004
Total loans
Medallion loans	$423,798,555	$408,271,424	$392,131,108	$328,616,456
Commercial loans	155,765,264	147,258,623	136,834,891	122,405,715
Consumer loans	76,628,773	68,912,433	66,330,748	72,438,909

Total loans	656,192,592	624,442,480	595,296,747	523,461,080
Equity investments (1)	28,373,891	30,973,295	33,645,424	5,026,303
Investment securities	18,285,207	18,765,147	14,598,837	6,190,938

Net investments	$702,851,690	$674,180,922	$643,541,008	$534,678,321

Unrealized appreciation (depreciation) on investments
Medallion loans	$(1,093,449)	$(1,358,042)	$(1,209,187)	$(1,093,310)
Commercial loans	(6,886,882)	(7,416,067)	(7,275,972)	(7,003,609)
Consumer loans	(3,711,760)	(3,499,110)	(3,412,413)	(3,833,370)

Total loans	(11,692,091)	(12,273,219)	(11,897,572)	(11,930,289)
Equity investments	(1,214,610)	1,445,950	685,359	354,079
Investment securities	(115,251)	(95,067)	(49,220)	931

Total unrealized appreciation (depreciation) on investments	$(13,021,952)	$(10,922,336)	$(11,261,433)	$(11,575,279)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(0.26)%	(0.35)%	(0.31)%	(0.33)%
Commercial loans	(4.23)	(4.74)	(5.06)	(5.41)
Consumer loans	(4.62)	(4.83)	(4.90)	(5.03)
Total loans	(1.75)	(1.93)	(1.96)	(2.23)
Equity investments	(4.11)	4.90	2.08	7.58
Investment securities	(0.63)	(0.50)	(0.35)	0.02
Net investments	(1.82)	(1.59)	(1.72)	(2.12)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Realized gains (losses) on loans and equity investments
Medallion loans	$(258,163)	$900	$(340,337)	$2,297
Commercial loans (3)	(87,933)	(75,124)	(69,046)	(298,852)
Consumer loans	(326,719)	(562,018)	(991,758)	(562,018)

Total loans	(672,815)	(636,242)	(1,401,141)	(858,574)
Equity investments	—	320,914	2,766,213	344,011
Investment securities	(10,000)	—	—	—

Total realized gains (losses) on loans and equity investments	$(682,815)	$(315,328)	$1,365,072	$(514,562)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(0.25)%	0.00%	(0.17)%	0.00%
Commercial loans	(0.23)	(0.26)	(0.09)	(0.57)
Consumer loans	(1.80)	(6.11)	(2.74)	(5.33)
Total loans	(0.42)	(0.54)	(0.44)	(0.39)
Equity investments	—	26.02	18.02	13.88
Investment securities	(0.13)	—	—	—
Net investments	(0.40)	(0.26)	0.40	(0.23)

(1)	Represents common stock and warrants held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par value.
(3)	Includes realized gains (losses) of ($65,063), $5,000), ($117,295), and $34,897 for the 2005 and 2004 three and six month periods, related to foreclosed properties which are carried in other assets on the consolidated balance sheet.

Equity Investments

Equity investments were 4%, 5%, and 0%, of the Company’s total portfolio at June 30, 2005, December 31, 2004, and June 30, 2004. Equity investments are comprised of common stock and warrants. The increase in equity investments during 2004 primarily reflected the receipt of 933,521 shares of common stock of CCU in a tax-free exchange for 100% of our ownership interest in Media.

Investment Securities

Investment securities were 3%, 2%, and 1% of the Company’s total portfolio at June 30, 2005, December 31, 2004, and June 30, 2004, respectively, and represent a new investment category as of the 2004 first quarter. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by MB to better utilize required cash liquidity.

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

The Company measures its borrowing costs as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and six months ended June 30, 2005 and 2004. Average balances have increased from a year ago, primarily reflecting the establishment of MB and its resulting growth, and the funding needs to support the growth in the Company’s other investment portfolios. The increase in borrowing costs reflected the trend of increasing interest rates in the economy and additional long-term SBA debt at higher rates, partially offset by the raising of low-cost deposits by MB.

	Three months ended			Six months ended
	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
June 30, 2005
Floating rate borrowings	$3,263,000	$305,459,000	4.28%	$6,167,000	$294,581,000	4.22%
Fixed rate borrowings	2,608,000	262,075,000	3.99	4,925,000	256,069,000	3.88

Total	$5,871,000	$567,534,000	4.15	$11,092,000	$550,650,000	4.06

June 30, 2004
Floating rate borrowings	$1,955,000	$204,467,000	3.85%	$3,665,000	$198,376,000	3.74%
Fixed rate borrowings	1,701,000	187,174,000	3.66	2,889,000	150,252,000	3.85

Total	$3,656,000	$391,641,000	3.75	$6,554,000	$348,628,000	3.76

The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under SBIA and SBA regulations. The Company believes that financing operations primarily with short-term floating rate secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain strategies. At June 30, 2005, December 31, 2004, and June 30, 2004, short-term floating rate debt constituted 53%, 52%, and 49% of total debt, respectively. The decrease in 2004 reflects the issuance of bank certificates of deposit by MB, that are primarily of a short-term nature.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six months ended June 30,
Dollars in thousands	2005	2004	2005	2004
Statement of operations
Investment income	$14,138	$10,400	$27,103	$16,886
Interest expense	5,871	3,656	11,092	6,554

Net interest income	8,267	6,744	16,011	10,332
Noninterest income	1,518	857	2,431	1,620
Operating expenses	5,347	5,028	10,688	9,396

Net investment income before income taxes	4,438	2,573	7,754	2,556
Income tax provision	684	1,063	1,241	1,108

Net investment income after income taxes	3,754	1,510	6,513	1,448
Net realized gains (losses) on investments	(683)	(315)	1,365	(514)
Net change in unrealized depreciation on investments (1)	(2,624)	(946)	(5,195)	(2,065)

Net increase (decrease) in net assets resulting from operations	$447	$249	$2,683	$(1,131)

Per share data
Net investment income	$0.26	$0.14	$0.45	$0.14
Income tax provision	(0.04)	(0.06)	(0.07)	(0.06)
Net realized losses on investments	(0.04)	(0.02)	0.08	(0.03)
Net change in unrealized appreciation on investments	(0.15)	(0.05)	(0.30)	(0.11)

Net increase (decrease) in net assets resulting from operations	$0.03	$0.01	$0.16	$(0.06)

Dividends declared per share	$0.13	$0.08	$0.25	$0.16

Weighted average common shares outstanding
Basic	16,969,568	18,141,427	17,063,025	18,179,524
Diluted	17,413,963	18,540,419	17,507,421	18,179,524

Balance sheet data
Net investments			$702,852	$534,678
Total assets			761,001	608,709
Total borrowed funds			582,056	442,529
Total liabilities			595,030	451,291
Total shareholders’ equity			165,971	157,418

	Three Months Ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Selected financial ratios and other data
Return on average assets (ROA) (2)
Net investment income	2.01%	1.18%	1.79%	0.57%
Net increase (decrease) in net assets resulting from operations	0.24	0.19	0.74	(0.44)
Return on average equity (ROE) (3)
Net investment income	9.06	3.81	7.84	1.83
Net increase (decrease) in net assets resulting from operations	1.08	0.63	3.23	(1.43)

Weighted average yields	8.16%	8.54%	8.03%	7.50%
Weighted average cost of funds	3.41	3.03	3.31	2.95

Net interest margin (4)	4.75%	5.51%	4.72	4.55%

Noninterest income ratio (5)	0.88%	1.26%	0.73%	0.73%
Operating expense ratio (6)	3.11	4.17	3.19	4.25

As a percentage of net investment portfolio
Medallion loans			60%	61%
Commercial loans			22	23
Consumer loans			11	14
Equity investments			4	1
Investment securities			3	1

Investments to assets (7)			92%	88%
Equity to assets (8)			22	26
Debt to equity (9)			351	281

(1)	Net changes in unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of the Company’s investments including foreclosed properties, and also including the results of operations for MTM.
(2)	ROA represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations, divided by average total assets.
(3)	ROE represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations divided by average shareholders’ equity.
(4)	Net interest margin represents net interest income divided by average interest earning assets.
(5)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(6)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(7)	Represents net investments divided by total assets as of June 30.
(8)	Represents total shareholders’ equity divided by total assets as of June 30.
(9)	Represents total debt (floating rate and fixed rate borrowings) divided by total shareholders’ equity as of June 30.

Consolidated Results of Operations

2005 Second Quarter and Six Months compared to the 2004 Periods

Net increase in net assets resulting from operations was $447,000 or $0.03 per diluted common share and $2,683,000 or $0.15 per share in the 2005 second quarter and six months, up $198,000 and $3,814,000 from an increase of $249,000 or $0.01 and a decrease of ($1,131,000) or ($0.06) in the 2004 second quarter and six months, primarily reflecting increased net interest income resulting from portfolio growth, operating losses in Media in the year ago periods, higher levels of fee income, and lower income taxes, partially offset by increased realized/unrealized depreciation on investments and higher operating expenses associated with servicing the increased asset levels. The 2005 six month period also reflected the full impact of the consumer business line, which was begun in May 2004. Net investment income after taxes was $3,753,000 or $0.22 per diluted common share and $6,513,000 or $0.37 in the 2005 second quarter and six months, up $2,243,000 and $5,065,000 from $1,510,000 or $0.08 per share and $1,448,000 or $0.08 in the 2004 periods.

Investment income was $14,138,000 and $27,104,000 in the 2005 quarter and six months, up $3,737,000 or 36% and $10,218,000 or 61% from $10,401,000 and $16,886,000 in the year ago periods, and included $3,087,000 and $5,860,000 in income earned on the purchased/originated consumer portfolio, compared to $3,304,000 for both 2004 periods. Investment income in 2005 also benefited from interest recoveries of $543,000 and $1,080,000 in the quarter and six months from previously nonperforming investments. Excluding those items, investment income increased $3,411,000 or 48% and $6,582,000 or 49% compared to the year ago periods, primarily reflecting the growth in the other investment portfolios. The yield on the investment portfolio was 8.16% in the 2005 quarter, down 4% from 8.54% in 2004, and was 8.03% in the 2005 six months, up 7% from 7.50% a year ago, reflecting the impact of the higher yielding consumer portfolio, the general increase in market interest rates, and the interest recoveries. The yield on the investment portfolio excluding the consumer portfolio and the interest recoveries was 6.75% and 6.65% in 2005 quarter and six months, up 8% and 5% from 6.28% and 6.31% in 2004 periods. Average investments outstanding were $689,850,000 and $675,052,000 in the 2005 quarter and six months, up 42% and 51% from $485,128,000 and $447,064,000 in the year ago periods. Excluding the consumer portfolio, average investments outstanding were $617,361,000 and $605,101,000, in the 2005 periods, up 38% and 42% from $448,133,000 and $425,925,000 in the year ago periods, reflecting the growth in the other portfolios.

Medallion loans were $423,799,000 at quarter end, up $95,183,000 or 29% from $328,616,000 a year ago, representing 60% of the investment portfolio compared to 61% in 2004, and were yielding 6.26% compared to 5.91% in 2004, an increase of 6%. The increase in outstandings primarily reflected efforts to book new business and repurchase certain participations, primarily in the New York City and Chicago markets, to maximize the utilization of the lower cost MLB line, and reflects the success of the recent New York medallion auctions and the increase in medallion values. The managed medallion portfolio was $434,642,000 at quarter end, up $83,766,000 or 24% from $350,876,000 a year ago. The commercial loan portfolio was $155,765,000 at quarter end, compared to $122,406,000 a year ago, an increase of $33,359,000 or 27%, and represented 22% of the investment portfolio compared to 23% in 2004. Commercial loans yielded 10.10% at quarter end, compared to 9.21% a year ago, an increase of 10%, reflecting the increases in market interest rates during year, the floating rate nature of much of the portfolio, and the growth in higher yielding portfolios. The increase in commercial loans was concentrated in asset based receivables (including repurchased participations) and high-yield mezzanine loans, partially offset by decreases in loans in the other commercial categories. The managed commercial portfolio was $253,147,000 at quarter end, up $12,816,000 or 5% from $240,331,000 a year ago, primarily reflecting the increases described above, partially offset by the drop in SBA outstandings from payoffs and sales in excess new originations. The new consumer loan portfolio, composed primarily of purchased loans, of $76,629,000 was up $4,190,000 or 6% from $72,439,000 a year ago, and represented 11% of the investment portfolio at quarter end compared to 14% a year ago, and yielded 18.63% compared to 18.59% a year ago. Equity investments were $28,374,000, up $23,348,000 from $5,026,000 a year ago, primarily reflecting the receipt of CCU common stock for our ownership interest in Media, and represented 4% of the investment portfolio and had a dividend yield of 1.35%, compared to 1% and 0% a year ago. Investment securities of $18,285,000 were up $12,094,000 from $6,191,000 a year ago, and represented 3% of the investment portfolio, and yielded 3.65%, compared to 1% and 3.67% a year ago. See page 20 for a table that shows balances and yields by type of investment.

Interest expense was $5,871,000 and $$11,092,000 in the 2005 quarter and six months, up $2,215,000 or 61% and $4,538,000 or 69% from $3,656,000 and $6,554,000 in the 2004 periods. The increase in interest expense was primarily due to higher average borrowed funds outstanding. Average debt outstanding was $570,260,000 and $553,738,000 for the 2005 periods, compared to $385,920,000 and $347,506,000 in the year ago periods, increases of 48% and 59%, primarily reflecting the increase in brokered CD’s, increased utilization of the ML Line, and other borrowings used to fund portfolio investment growth, including the consumer portfolio purchase. The cost of borrowed funds was 4.13%and 4.04% in the 2005 quarter and six months, compared to 3.81% and 3.79% in the year ago periods, increases of 8% and 7%, reflecting increases in the general level of interest rates over the last year. See page 27 for a table which shows average balances and cost of funds for the Company’s funding sources.

Net interest income was $8,267,000 and $16,012,000, and the net interest margins were 4.74% and 4.72%, for the 2005 quarter and six months, up $1,522,000 or 23% and $5,680,000 or 55% from $6,744,000 and $10,332,000 in the 2004 periods, which represented net interest margins of 5.50% and 4.55%, all reflecting the items discussed above.

Noninterest income was $1,518,000 and $2,431,000 in the 2005second quarter and six months, up $661,000 or 77% and $811,000 or 50% from $857,000 and $1,620,000 in the year ago quarter and six months. Gains on the sale of loans were $375,000 and $615,000 in the 2005 periods, up $190,000 or 103% and $217,000 or 54% from $185,000 and $398,000 in 2004. During 2005, $4,740,000 and $7,572,000 of guaranteed loans were sold under the SBA program, compared to $2,144,000 and $4,422,000 in 2004, increases of 121% and 71%. The increase in gains on sale under the SBA program primarily reflected the pickup in loan origination and sales activities as new loan originators began producing, partially offset by lower market-determined net premiums received on the sales in 2005. Other income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was $1,142,000 and $1,816,000 in 2005, compared to $671,000 and $1,222,000 in the year ago periods, increases of $471,000 or 70% and $594,000 or 49%. Included in the 2005 second quarter was a $525,000 prepayment penalty from a paid-off loan, and an additional $39,000 increase in the servicing asset impairment reserve, which offset a 2005 first quarter reserve reversal. Excluding the above, other income decreased $15,000 or 2% in the quarter and increased $69,000 or 6% in the six months.

Operating expenses were $5,347,000 and $10,688,000 in the 2005 second quarter and six months, compared to $5,028,000 and $9,396,000 in the 2004 periods, increases of $319,000 or 6% and $1,292,000 or 14%. Salaries and benefits expense was $2,708,000 and $5,620,000 in the 2005 quarter and six months, up $405,000 or 18% and $916,000 or 19% from $2,303,000 and $4,704,000 in 2004, primarily reflecting an 11% increase in headcount compared to the 2004 periods, mostly related to MB and BLL, and higher levels of salaries, partially offset by higher amounts of salary deferrals related to loan originations. Professional fees were $482,000 and $988,000 in 2005, down $67,000 or 12% and $16,000 or 2% from $549,000 and $1,004,000 a year ago, reflecting the stabilization of professional costs in 2005. Other operating expenses of $2,157,000 and $4,080,000 in the 2005 quarter and six months were down $19,000 or 1% and were up $392,000 or 11% from $2,176,000 and $3,688,000 in the year ago periods. The quarterly improvement reflected reduced loan collections, insurance, and directors expenses, partially offset by increased expenses associated with the growth of MB. The increase in the six months included $342,000 of service costs for the consumer portfolio, and increased travel and entertainment and marketing expenses, partially offset by reduced loan collections, insurance, and banking expenses.

Income tax expense was $684,000 and $1,241,000 in the 2005 second quarter and six months, compared to $1,063,000 and $1,108,000 in the year ago periods, primarily reflecting MB’s provision for taxes.

Net unrealized depreciation on investments was $2,623,000 and $5,196,000 in the 2005 second quarter and six months, compared to $946,000 and $2,065,000 in the 2004 periods, increases of $1,677,000 and $3,131,000. Included in the 2004 quarter and six months was $1,136,000 and $2,314,000 of unrealized depreciation related to the net losses of the MTM divisions of the Company prior to their sale during the 2004 third quarter. Excluding MTM, 2005 unrealized depreciation increased by $2,813,000 and $5,445,000 from unrealized appreciation of $190,000 and $249,000 in the 2004 periods. Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2005 activity resulted from the net unrealized depreciation on equity investments of $2,877,000 ($2,162,000 in the six months), net unrealized depreciation on foreclosed property of $325,000 ($560,000 in the six months), and reversals of unrealized appreciation associated with equity investments that were sold of $2,676,000 in the six months only, partially offset by the reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $519,000 ($1,406,000 in the six months) and net unrealized appreciation on loans of $60,000 (depreciation of $1,204,000 in the six months). The 2004 second quarter activity resulted from the reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $695,000 ($943,000 for the six months) and net increases in the valuation of equity investments of $43,000 ($60,000 for the six months), partially offset by net unrealized depreciation on loans of $497,000 ($703,000 in the six months) and net unrealized depreciation of $51,000 on foreclosed property in the three and six months.

The Company’s net realized loss on investments was $683,000 in the 2005 quarter and was a gain of $1,365,000 in the 2005 six months, compared to losses of $315,000 and $515,000 in the 2004 periods, reflecting the above, and by net direct chargeoffs of $99,000 (recoveries of $140,000 in the six months) and net direct losses on sales of foreclosed property of $65,000 ($145,000 in the six months), partially offset by direct gains on sales of equity investments of $100,000 in the six months only. The 2004 activity reflected the above and direct gains on sales of equity investments of $315,000 in the 2004 quarter and six months, direct gains on sales of foreclosed property of $5,000 ($35,000 in the six months), and by net recoveries of $59,000 ($77,000 in the six months).

The Company’s net realized/unrealized losses on investments were $3,306,000 and $3,830,000 in the 2005 second quarter and six months, compared to losses of $1,261,000 and $2,579,000 in the 2004 periods, reflecting the above.

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

In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving line of credit or issued as certificates of deposit, for terms of up to five years. The Company had outstanding SBA debentures of $71,935,000 with a weighted average interest rate of 6.01%, constituting 12% of the Company’s total indebtedness as of June 30, 2005. Also, as of June 30, 2005, portions of the adjustable rate debt with Banks repriced at intervals of as long as 28 months, and certain of the certificates of deposit were for terms of up to 46 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents the Company’s interest rate sensitivity gap at June 30, 2005, compared to the respective positions at the end of 2004 and 2003. The principal amount of medallion loans and commercial loans are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. The Company has not reflected an assumed annual prepayment rate for medallion loans or commercial loans in this table.

	June 30, 2005 Cumulative Rate Gap(1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate loans	$130,255	$—	$—	$—	$—	$—	$—	$130,255
Adjustable rate loans	56,593	17,680	30,435	10,998	4,320	18,211	10,693	148,930
Fixed-rate loans	37,808	74,540	137,682	88,805	56,290	4,855	18,543	418,523
Cash	15,485	—	—	—	—	—	—	15,485

Total earning assets	$240,141	$92,220	$168,117	$99,803	$60,610	$23,066	$29,236	$713,193

Interest bearing liabilities
Revolving line of credit	$181,057	$95,000	$20,000	$—	$—	$—	$—	$296,057
Certificates of deposit	115,210	57,355	22,354	5,293	—	—	—	200,212
Notes payable to banks	13,852	—	—	—	—	—	—	13,852
SBA debentures	—	—	—	—	—	—	71,935	71,935

Total liabilities	$310,119	$152,355	$42,354	$5,293	$—	$—	$71,935	$582,056

Interest rate gap	$(69,978)	$(60,135)	$125,763	$94,510	$60,610	$23,066	$(42,699)	$131,137

Cumulative interest rate gap (2)	$(69,978)	$(130,113)	$(4,350)	$90,160	$150,770	$173,836	$131,137	—

December 31, 2004 (2)	$27,175	$52,388	$62,710	$108,181	$173,610	$176,752	$131,520	—
December 31, 2003 (2)	(61,987)	(6,176)	104,121	123,280	181,851	189,272	141,674	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (10%), 4%, and (14%) as of June 30, 2005, December 31, 2004, and December 31, 2003.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in cumulative one year positive interest rate gap and related ratio of $53,146,000 or 8%, $136,030,000 or 21%, and $19,136,000 or 4% for June 30, 2005, December 31, 2004, and December 31, 2003, respectively.

The Company’s interest rate sensitive assets were $713,193,000 and interest rate sensitive liabilities were $582,056,000at June 30, 2005. The one-year cumulative interest rate gap was a negative $69,978,000 or 10% of interest rate sensitive assets, compared to a positive gap of $27,175,000 or 4% at December 31, 2004. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a positive gap of $53,146,000 or 8% at June 30, 2005. The Company seeks to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Interest Rate Cap Agreements

From time-to time, the Company enters into interest rate cap agreements to manage the exposure of the portfolio to increases in market interest rates by hedging a portion of its variable-rate debt against increases in interest rates. There were no interest rate caps outstanding during 2005 and 2004.

Liquidity and Capital Resources

Our sources of liquidity are the revolving line of credit with MLB, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, participations or sales of loans to third parties, and our ability to raise brokered certificates of deposit through MB. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. The Trust’s $325,000,000 revolving line of credit with MLB has availability of $40,943,000 as of June 30, 2005. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $1,500,000 could be raised by MB to fund future loan origination activity. In addition, MB as a non-RIC subsidiary of the Company is allowed (and for three years required) to retain all earnings in the business to fund future growth. The Company has $80,000,000 of additional funding commitments with the SBA ($113,400,000 to be committed by the SBA in total), partially subject to the infusion of additional equity capital into the respective subsidiaries. At June 30, 2004, $8,065,000 is available under these commitments ($4,500,000 of which requires a capital contribution from the Company of $1,500,000). Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits. Lastly, approximately $10,308,000 was available at June 30, 2005 under a loan sale agreement that MBC has with a participant bank, and $8,300,000 was available under a revolving credit agreements with a commercial banks.

The components of our debt were as follows at June 30, 2005: See notes 4 and 5 to the consolidated financial statements on page 14 for details of the contractual terms of the Company’s borrowings.

	Balance	Percentage	Rate(1)
Revolving line of credit	$284,057,000	49%	3.76%
Certificates of deposit	200,212,000	35	2.95
SBA debentures	71,935,000	12	6.01
Notes payable to banks	13,852,000	2	5.98
Margin loan	12,000,000	2	4.01

Total outstanding debt	$582,056,000	100%	3.82%

(1)	Weighted average contractual rate as of June 30, 2005.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt we may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase (decrease) in net assets resulting from operations as of at June 30, 2005 by approximately $1,183,000 on an annualized basis, compared to $992,000 as of December 31, 2004, and the impact of such an immediate 1% change over a one year period would have been ($408,000) compared to $517,000 at December 31, 2004. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at June 30, 2005. See notes 4 and 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	BLL	MCI	MBC	FSVC	MB	Total	12/31/04	6/30/04
Cash	$3,060	$2,350	$(195)	$998	$2,009	$7,263	$13,406	$28,890	$37,267	$40,464
Bank loans (1)	15,000	4,000						19,000	15,000	15,000
Amounts undisbursed	4,300	4,000						8,300	3,300	6,300
Amounts outstanding	10,700	3,152						13,852	15,003	12,140
Average interest rate	6.25%	5.07%						5.98%	4.97%	4.03%
Maturity	7/05	12/05-7/08						7/05-7/08	4/05-6/07	4/05-6/07
Lines of credit (2)		$325,000						$325,000	$250,000	$250,000
Amounts undisbursed		40,943						40,943	43	43,745
Amounts outstanding		284,057						284,057	249,957	206,255
Average interest rate		3.76%						3.76%	3.85%	3.15%
Maturity		9/06						9/06	9/05	9/05
Margin loan	$12,000							$12,000	$10,000
Average interest rate	4.01%							4.01%	3.01%
Maturity	N/A							N/A	N/A
SBA debentures				$36,000		$44,000		$80,000	$80,000	$80,000
Amounts undisbursed				4,500		3,565		8,065	15,565	17,065
Amounts outstanding				31,500		40,435		71,935	64,435	62,935
Average interest rate				6.02%		6.00%		6.01%	6.11%	5.86%
Maturity				9/11-9/15		9/11-9/15		9/11-9/15	9/11-3/14	9/11-3/14
Certificates of deposit							$200,212	$200,212	$186,538	$161,199
Average interest rate							2.95%	2.95%	2.46%	2.02%
Maturity							7/05-5/09	7/05-5/09	1/05-5/09	7/04-5-09

Total cash and amounts remaining undisbursed under credit facilities	$7,360	$47,293	($195)	$5,498	$2,009	$10,828	$13,406	$86,199	$56,175	$101,274

Total debt outstanding	$22,700	$287,209	—	$31,500	—	$40,435	$200,212	$582,056	$525,933	$442,529

(1)	In January 2005, MFC entered into a $4 MM revolving note agreement with Atlantic Bank that matures in December 2005, and is secured by medallion loans in process of being sold to the Trust.
(2)	In January, 2005, this line of credit was extended for an additional year to 9/06 at up to 50 bp lower rates, with the committed amount adjusting to $275,000,000 immediately, increasing to $325,000,000 at our option, which was exercised.

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

Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of August 8, 2005, there were approximately 116 holders of record of the Company’s common stock.

On August 8, 2005, the last reported sale price of our common stock was $9.63 per share. Historically, our common stock has traded at a premium to net asset value per share, and although there can be no assurance, the Company anticipates that its stock will again trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s common stock on the Nasdaq National Market.

	HIGH	LOW
2005
Second Quarter	$9.78	$9.10
First Quarter	9.80	8.92

2004
Fourth Quarter	$9.70	$8.52
Third Quarter	9.19	6.78
Second Quarter	9.03	7.46
First Quarter	9.25	7.91

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

We have adopted a dividend reinvestment plan pursuant to which stockholders may elect to have distributions reinvested in additional shares of common stock. When we declare a dividend or distribution, all participants will have credited to their plan accounts the number of full and fractional shares (computed to three decimal places) that could be obtained with the cash, net of any applicable withholding taxes that would have been paid to them if they were not participants. The number of full and fractional shares is computed at the weighted average price of all shares of common stock purchased for plan participants within the 30 days after the dividend or distribution is declared plus brokerage commissions. The automatic reinvestment of dividends and capital gains distributions will not release plan participants of any income tax that may be payable on the dividend or capital gains distribution. Stockholders may terminate their participation in the dividend reinvestment plan by providing written notice to the Plan Agent at least 10 days before any given dividend payment date. Upon termination, we will issue to a stockholder both a certificate for the number of full shares of common stock owned and a check for any fractional shares, valued at the then current market price, less any applicable brokerage commissions and any other costs of sale. There are no additional fees or expenses for participation in the dividend reinvestment plan. Stockholders may obtain additional information about the dividend reinvestment plan by contacting the Plan Agent at 59 Maiden Lane, New York, NY, 10038.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through June 30, 2005	389,900	9.26	389,900	7,720,523

Total	1,353,233	9.07	1,353,233	—

(1)	The Company publicly announced its Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of the Company’s outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires after a certain number of days, except in certain cases where it is extended through completion of the authorized amounts.

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

In order to be taxed as a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. At June 30, 2005, we had $40,943,000 available under a revolving credit agreements with commercial banks, $10,308,000 available under a loan sale agreement with a participant bank, $8,065,000 available under outstanding commitments from the SBA, $5,000,000 under a fed Funds Line with a commercial bank, and $1,500,000 of additional deposits that can be raised by MB at existing capital levels.

We may have difficulty raising capital to finance our planned level of lending operations.

Although the Company has demonstrated an ability to meet significant debt amortization requirements in the past, received approval to operate MB and begin raising federally-insured deposits, and has several existing sources of liquidity, there can be no assurance that additional funding sources to meet amortization requirements or future growth targets will be successfully obtained. See the additional discussion related to the credit facilities and note agreements in the Liquidity and Capital Resources section on page 33

Due to the Company’s late filing of the 2004 Form 10-K, the Company could have restrictions imposed on it by rules of NASDAQ and the SEC. Such restrictions could include, and are not limited to, such items as not being able to file short form registration statements if the Company were to issue additional common stock to the public. The Company has no current plans for additional equity offerings.

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

An economic downturn could result in certain of our commercial loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us, and increasing the level of delinquencies, defaults, and loan losses in our commercial loan portfolio. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at June 30, 2005 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

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

Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. At June 30, 2005, our net unrealized depreciation on investments was approximately $13,022,000 or 1.82% of our investment portfolio. Based upon current market conditions and current loan-to-value ratios, management believes, and our Board of Directors concurs, that the net unrealized depreciation on investments is adequate to reflect the fair value of the portfolio.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10% each year. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 2003, the value of New York City taxicab medallions increased by approximately 41% for individual medallions and 40% for corporate medallions.

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

The merger of Media into CCU in exchange for stock created a diversification issue as well, as it represents 12% of the Company’s RIC assets. The level of the investment will need to be monitored to ensure it remains within the diversification guidelines.

Additionally the Company’s investment in MB, while representing only 19% of the Company’s total RIC assets at March 31, 2005, currently falls well within the guidelines of the 25% test described above. However, as an anticipated future growth vehicle of the Company, the investment in MB will need to be monitored for continued compliance with the test.

Our past use of Arthur Andersen LLP as our independent auditors may pose risks to us and also limit your ability to seek potential recoveries from them related to their work.

Effective July 29, 2002, the Company dismissed its independent auditors, Arthur Andersen LLP (Andersen), in view of recent developments involving Andersen, at that time.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2005 and December 31, 2004 and (ii) no change in internal control over financial reporting occurred during the quarters ended June 30, 2005 and 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on June 17, 2005. The following individuals were elected to the Company’s Board of Directors to serve as Class III Directors until the 2008 Annual Meeting of Stockholders:

NOMINEE	VOTES FOR	VOTES WITHELD
Alvin Murstein	14,464,179	1,637,508
Henry D. Jackson	15,678,293	423,394
Henry L. Aaron	15,006,004	1,095,683

ITEM 6. EXHIBITS

EXHIBITS

Number	Description
10.1	Extension Letter to Loan and Security Agreement, dated as of June 28, 2005, by and between Medallion Financial Corp. and Sterling National Bank. Filed herewith.

10.2	First Amendment to Loan and Security Agreement, dated as of July 28, 2005, by and between Medallion Financial Corp. and Sterling National Bank. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

MEDALLION FINANCIAL CORP.

Date:	August 9, 2005

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and
Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant
as principal financial and accounting officer.