Form 10-Q
period 2005-09-30
MEDALLION FINANCIAL CORP
filed 2005-11-09
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 9, 2005 was 17,145,561.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a Business Development Company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses. Since 1996, the year in which the Company became a public company, it has increased its medallion loan portfolio at a compound annual growth rate of 14%, and its commercial loan portfolio at a compound annual growth rate of 17%. Total assets under management, which includes assets serviced for third party investors, were approximately $883,814,000 at September 30, 2005, and have grown at a compound annual growth rate of 18% from $215,000,000 at the end of 1996.

The Company conducts its business through various wholly-owned subsidiaries including its primary taxicab medallion lending company, Medallion Funding Corp. (MFC). The Company also currently conducts business through Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), which conducts a mezzanine financing business; Freshstart Venture Capital Corp. (FSVC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), a bank regulated by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions to originate taxicab medallion, commercial, and consumer loans; to raise deposits; and to conduct other banking activities. MFC, MCI, and FSVC operate as SBICs and are regulated and financed in part by the SBA. Until October 2005, the Company also conducted business through Business Lenders, LLC (BLL), licensed under the US Small Business Administration (SBA) Section 7(a) program. The Company previously entered into an agreement to sell substantially all of the assets of BLL to a subsidiary of Merrill Lynch & Co. Under the terms of the agreement, the Company would receive book value for the assets and would receive payment for all intercompany funding provided, in total, approximately $20,000,000. The transaction closed in October 2005. See Note 10.

The financial information is divided into two sections. The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2005.

The consolidated balance sheet of the Company as of September 30, 2005, the related consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to summarize fairly the Company’s consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2005 and 2004 or for any other interim period may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest income on investments	$14,170,478	$10,692,530	$40,272,883	$27,169,393
Dividends and interest income on short-term investments	411,531	173,650	1,187,948	372,924
Medallion lease income	117,000	111,815	342,000	321,815

Total investment income	14,699,009	10,977,995	41,802,831	27,864,132

Interest on floating rate borrowings	3,613,645	2,493,258	9,780,888	6,158,612
Interest on fixed rate borrowings	2,883,322	2,033,317	7,808,291	4,922,050

Total interest expense	6,496,967	4,526,575	17,589,179	11,080,662

Net interest income	8,202,042	6,451,420	24,213,652	16,783,470

Gain on sales of loans	222,784	331,685	837,735	730,126
Other income	635,810	596,587	2,451,530	1,818,222

Total noninterest income	858,594	928,272	3,289,265	2,548,348

Salaries and benefits	2,885,908	2,463,084	8,506,370	7,167,565
Professional fees	562,843	307,528	1,550,221	1,311,133
Other operating expenses	2,129,716	2,201,942	6,209,681	5,889,500

Total operating expenses	5,578,467	4,972,554	16,266,272	14,368,198

Net investment income before income taxes	3,482,169	2,407,138	11,236,645	4,963,620
Income tax provision	296,003	566,180	1,537,034	1,674,277

Net investment income after income taxes	3,186,166	1,840,958	9,699,611	3,289,343

Net realized gains (losses) on investments	2,150,192	(2,784,101)	3,515,263	(3,298,663)
Net change in unrealized appreciation (depreciation) on investments	(1,760,437)	20,998,466	(6,955,930)	18,933,821

Net realized/unrealized gain (loss) on investments	389,755	18,214,365	(3,440,667)	15,635,158

Net increase in net assets resulting from operations	$3,575,921	$20,055,323	$6,258,944	$18,924,501

Net increase in net assets resulting from operations per common share
Basic	$0.21	$1.11	$0.37	$1.04
Diluted	0.20	1.09	0.36	1.02

Dividends declared per share	$0.14	$0.10	$0.39	$0.26

Weighted average common shares outstanding
Basic	17,066,001	18,075,879	17,064,028	18,144,724
Diluted	17,564,203	18,456,246	17,543,201	18,540,732

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2005	December 31, 2004
Assets
Medallion loans, at fair value	$434,085,343	$392,131,108
Commercial loans, at fair value	161,002,465	136,834,891
Consumer loans, at fair value	84,079,844	66,330,748
Equity investments, at fair value	26,573,682	33,645,424
Investment securities, at fair value	17,857,293	14,598,837

Net investments ($357,455,000 at September 30, 2005 and $312,330,000 at December 31, 2004 pledged as collateral under borrowing arrangements)	723,598,627	643,541,008

Cash ($737,000 at September 30, 2005 and $690,000 at December 31, 2004 restricted as to use by lender)	30,720,763	37,267,122
Accrued interest receivable	3,293,738	3,062,608
Servicing fee receivable	2,072,782	2,312,040
Fixed assets, net	737,028	991,901
Goodwill, net	5,007,583	5,007,583
Other assets, net	17,576,969	17,727,362

Total assets	$783,007,490	$709,909,624

Liabilities
Accounts payable and accrued expenses	$9,148,094	$11,756,337
Accrued interest payable	1,346,683	1,758,956
Floating rate borrowings	320,284,327	274,959,911
Fixed rate borrowings	284,250,521	250,973,035

Total liabilities	615,029,625	539,448,239

Shareholders’ equity
Preferred Stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 18,518,912 shares at September 30, 2005 and 18,328,450 shares at December 31, 2004 outstanding)	185,109	183,077
Treasury stock at cost (1,373,351 shares at September 30, 2005 and 983,451 shares at December 31, 2004)	(12,611,113)	(9,002,382)
Capital in excess of par value	177,795,788	174,095,094
Accumulated net investment income	2,608,081	5,185,596

Total shareholders’ equity	167,977,865	170,461,385

Total liabilities and shareholders’ equity	$783,007,490	$709,909,624

Number of common shares outstanding	17,145,561	17,344,999
Net asset value per share	$9.80	$9.83

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$6,258,944	$18,924,501
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Depreciation and amortization	594,181	481,240
Amortization of origination costs and portfolio purchase premiums	862,834	1,916,396
Increase in net unrealized (appreciation) depreciation on investments	6,955,930	(21,760,421)
Net realized (gains) losses on investments	(3,515,263)	3,298,663
Gains on sales of loans	(857,735)	(730,126)
Increase in unrealized depreciation on MTM	—	2,826,604
Increase in accrued interest receivable	(231,130)	(676,830)
Decrease in servicing fee receivable	239,258	233,845
Decrease in other assets, net	3,544,834	139,808
Increase (decrease) in accounts payable and accrued expenses	(2,527,966)	1,879,371
Decrease in accrued interest payable	(492,550)	(643,117)

Net cash provided by operating activities	10,831,337	5,889,934

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(271,121,192)	(228,132,400)
Proceeds from principal receipts, sales, and maturities of investments	184,143,399	114,411,382
Purchase of RV/Marine loan portfolio	—	(87,213,656)
Investments in and loans to MTM, net	—	(1,608,903)
Capital expenditures	(339,308)	(215,010)

Net cash used for investing activities	(87,317,101)	(202,758,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from floating rate borrowings	98,755,715	123,371,424
Repayments of floating rate borrowings	(53,431,184)	(113,904,449)
Proceeds from fixed rate borrowings	134,399,000	201,654,101
Repayments of fixed rate borrowings	(101,121,513)	(26,059,000)
Proceeds from exercise of stock options	1,070,554	178,165
Payments of declared dividends	(6,124,435)	(4,178,116)
Purchase of treasury stock at cost	(3,608,732)	(3,718,807)

Net cash provided by financing activities	69,939,405	177,343,318

NET INCREASE (DECREASE) IN CASH	(6,546,359)	(19,525,335)
CASH, beginning of year	37,267,122	47,675,537

CASH, end of period	$30,720,763	$28,150,202

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$16,727,729	$10,185,642
Cash paid during the year for income taxes	1,283,750	258,564
Non-cash investing activities-net transfers to (from) other assets	4,783,360	1,229,571

The accompanying notes are in integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

The Company also conducts business through Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business; Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), a Federal Deposit Insurance Corporation (FDIC) insured industrial bank that primarily originates medallion loans, commercial loans, and consumer loans, raises deposits, and conducts other banking activities. MFC, MCI, and FSVC, as SBICs, are regulated and financed in part by the SBA. Until October 2005, the Company also conducted business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) Section 7(a) program.

The Company previously entered into an agreement to sell substantially all of the assets of BLL to a subsidiary of Merrill Lynch & Co. Under the terms of the agreement, the Company would receive book value for the assets and would receive payment for all intercompany funding provided, in total, approximately $20,000,000. The transaction closed in October 2005. See Note 10.

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

MB is a wholly-owned subsidiary of the Company and was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions (licenses), 2) asset-based commercial loans and 3) SBA 7(a) loans. The loans are marketed and serviced by MB’s affiliates who have extensive prior experience in these asset groups. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. Additionally, MB began issuing brokered certificates of deposit in January 2004, and purchased over $84,150,000 of taxicab medallion and asset-based loans from affiliates of the Company. Additionally, on April 1, 2004, MB purchased a consumer loan portfolio with a principal amount of $84,875,000, net of $4,244,000, or 5.0%, of unrealized depreciation, from an unrelated financial institution for consideration of $86,309,000. The purchase was funded with $7,700,000 of additional capital contributed by the Company and with deposits raised by MB. The purchase included a premium of approximately $5,678,000 to the book value of assets acquired, which is amortized to interest income over the expected life of the acquired loans, and which is carried in other assets on the consolidated balance sheets.

In June 2003, MFC established several wholly-owned subsidiaries which, along with an existing subsidiary (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions which are leased to fleet operators while being held for long-term appreciation in value.

In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others. The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. The assets of the Trust, aggregating $330,053,000 at

September 30, 2005 and $280,414,000 at December 31, 2004, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust. The Trust’s loans are serviced by MFC.

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

Equity investments (common stock and stock warrants) and investment securities (mortgage backed bonds), representing 4% and 2%, respectively, of the investment portfolio, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments at September 30, 2005 are marketable and non-marketable securities of $22,690,000 and $3,883,000, respectively. At December 31, 2004, the respective balances were $29,926,000 and $3,719,000, respectively. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 60% and 61% of the Company’s investment portfolio at September 30, 2005 and December 31, 2004, respectively, had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 78% were in New York City in both periods. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (22%) represents loans to various commercial enterprises, in a variety of industries, including wholesaling, food services, financing, broadcasting, communications, real estate, and lodging. These loans are made primarily in the metropolitan New York City area, and include loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Funding for the Section 7(a) program depends on annual appropriations by the US Congress. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. Approximately 12% of the Company’s portfolio consists of consumer loans in all 50 states collateralized by recreational vehicles, boats, and trailers.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2005, December 31, 2004, and September 30, 2004 net origination costs totaled approximately $2,893,000, $1,755,000, and $1,675,000. Amortization expense for the quarters ended September 30, 2005 and 2004 was $112,000 and $442,000, and was $862,834 and $1,260,000 for the comparable nine month periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At September 30, 2005, the net premium on investment securities totaled $601,000, and amortization expense for the 2005 third quarter and nine months was $60,000 and $123,000. At September 30, 2004, the net premium on investment securities totaled $541,000, and amortization expense for the 2004 third quarter and nine months was $24,000 and $44,000.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At September 30, 2005, December 31, 2004, and September 30, 2004, total nonaccrual loans were approximately $22,641,000, $28,523,000, and $23,614,000, and represented 4%, 5%, and 5% of the gross medallion and commercial loan portfolio, respectively. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $5,580,000, $6,016,000, and $5,199,000 as of September 30, 2005, December 31, 2004, and September 30, 2004, of which $868,000 and $771,000 would have been recognized in the quarters ended September 30, 2005 and 2004, and $2,417,000 and $1,998,000 would have been recognized in the comparable nine months periods.

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

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125” (SFAS 140). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The principal portion of loans serviced for others by the Company was approximately $100,807,000, $123,166,000, and $136,754,000 at September 30, 2005, December 31, 2004, and September 30, 2004.

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

The activity in the reserve for servicing fee receivable follows:

	2005	2004
Balance at December 31,	$1,036,500	$1,037,500
Reductions charged to operations	(38,500)	—
Other	—	(1,000)

Balance at March 31,	998,000	1,036,500
Activity during the second quarter	38,500	—

Balance at June 30,	1,036,500	1,036,500
Activity during the third quarter	20,000	—

Balance at September 30,	$1,056,600	$1,036,500

The Company also has the option to sell the unguaranteed portions of loans to third party investors. The gain or loss on such sales is calculated in accordance with SFAS No. 140. The discount related to unguaranteed portions sold would be reversed, and the Company would recognize a servicing fee receivable or liability based on servicing fees retained by the Company. The Company is required to retain at least 5% of loans sold under the SBA Section 7(a) program. The Company had no sales of unguaranteed portions of loans to third parties for the quarters or nine months ended September 30, 2005 and 2004. The Company sold substantially all of the section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lunch in October 2005.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the carrying amount of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized depreciation on net investments (which excludes MTM and foreclosed properties) was $12,524,000, $11,261,000, and $14,798,000 as of September 30, 2005, December 31, 2004, and September 30, 2004, respectively. The Company’s investment in MTM, as wholly-owned portfolio investments, was also subject to quarterly assessments of its fair value. The Company used MTM’s actual results of operations as the best estimate of changes in its fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments. See Note 3 for the presentation of financial information for MTM.

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on net investments during the nine months ended September 30, 2005 and 2004.

	Loans	Equity Investments	Total
Balance December 31, 2003 (1)	$(7,917,791)	$287,045	$(7,630,746)
Increase in unrealized
Depreciation on investments	(205,957)	17,397	(188,560)
Reversal of unrealized depreciation related to realized
Losses on investments	239,810	7,589	247,399

Balance March 31, 2004 (1)	(7,883,938)	312,031	(7,571,907)
Increase in unrealized
Appreciation on investments	—	81,400	81,400
Depreciation on investments (2)	(497,406)	(38,421)	(535,827)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	694,909	—	694,909
RV/Marine Reserve (3)	(4,243,854)	—	(4,243,854)

Balance June 30, 2004 (1)	(11,930,289)	355,010	(11,575,279)
Increase in unrealized
Depreciation on investments (2)	(3,425,857)	(2,565,708)	(5,991,565)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	2,768,449	—	2,768,449

Balance September 30, 2004 (1)	$(12,587,697)	$(2,210,698)	$(14,798,395)

	Loans	Equity Investments	Total
Balance December 31, 2004 (1)	$(11,897,572)	$636,139	$(11,261,433)
Increase in unrealized
Appreciation on investments (2)	—	714,744	714,744
Depreciation on investments	(1,263,442)	—	(1,263,442)
Reversal of unrealized (appreciation) depreciation related to realized
Losses on investments	887,795	—	887,795

Balance March 31, 2005 (1)	(12,273,219)	1,350,883	(10,922,336)
Increase in unrealized
Depreciation on investments (2)	94,061	(2,680,744)	(2,586,683)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	485,617	—	485,617
Other	1,450	—	1,450

Balance June 30, 2005 (1)	(11,692,091)	(1,329,861)	(13,021,952)
Increase in unrealized
Depreciation on investments (2)	(1,368,006)	1,489,445	121,439
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(79,800)	(79,800)
Losses on investments	458,375	—	458,375
Other	(2,266)	—	(2,266)

Balance September 30, 2005 (1)	$(12,603,988)	$79,784	$(12,524,204)

(1)	Excludes unrealized depreciation of $1,671,428, $1,070,888, $747,281, $512,281, $304,881, $50,606, $0, and $317,361 on foreclosed properties at September 30, 2005, June 30, 2005, March 31, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31,2004, and December 31, 2003, respectively.
(2)	Includes $63,690, $20,184 and $45,847 of depreciation on investment securities in the 2005 third, second and first quarters, respectively, and $2,276 of depreciation and $11,069 of appreciation, in the 2004 third and second quarters, respectively.
(3)	Reflects the difference between the purchase price of the portfolio and the actual nominal value of the loan contracts acquired.

The table below summarizes components of unrealized/realized gains and losses in the investment portfolio.

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$—	$—	$50,517	$81,400
Unrealized depreciation	788,890	(5,991,565)	(2,626,757)	(6,715,952)
Unrealized gain on the sale of Media	—	24,989,099	—	24,989,099
Unrealized depreciation on MTM	—	(513,242)	—	(2,826,604)
Realized gains	(2,756,133)	—	(5,432,645)	—
Realized losses	807,345	2,768,449	2,213,971	3,710,757
Unrealized losses on foreclosed properties	(600,539)	(254,275)	(1,161,016)	(304,879)

Total	$(1,760,437)	$20,998,466	$(6,955,930)	$18,933,821

Net realized gains (losses) on investments
Realized gains	$2,756,133	$269,015	$5,432,645	$584,929
Realized losses	(807,345)	(2,768,449)	(2,567,940)	(3,710,757)
Direct recoveries (charge offs)	209,532	(278,826)	676,103	(201,892)
Other gains	22,512	—	122,391	—
Realized gains (losses) on foreclosed properties	(30,640)	(5,841)	(147,936)	29,057

Total	$2,150,192	$(2,784,101)	$3,515,263	$(3,298,663)

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

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $255,000 and $151,000 for the 2005 and 2004 third quarters, and was $594,000 and $481,000 for the comparable nine months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense was $443,000 and $622,000 for the quarters ended September 30, 2005 and 2004, and $1,354,000 and $1,568,000 for the comparable nine month periods. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives, and during 2004 was increased by the purchase premium paid on the consumer portfolio purchase of $5,678,000, of which $407,000 and $1,214,000 was amortized into interest income during the 2005 third quarter and nine months, and $484,000 and $874,000 was amortized in each of the comparable 2004 periods. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts on the balance sheet for all of these purposes were $5,888,000 and $7,460,000 as of September 30, 2005 and December 31, 2004.

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

Media and MB are not RICs and are taxed as regular corporations. For 2004, Media filed a partial year tax return covering the period prior to the merger with CCU. The Trust is not subject to federal income taxation. Instead, the Trust’s taxable income is treated as having been earned by MFC.

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

	September 30, 2005			September 30, 2004
Three months ended		# of Shares	EPS		# of Shares	EPS
Net increase in net assets resulting from operations available to common shareholders	$3,575,921			$20,055,323

Basic EPS
Income available to common shareholders	$3,575,921	17,066,001	$0.21	$20,055,323	18,075,879	$1.11
Effect of dilutive stock options		498,202	(0.01)		380,367	(0.02)

Diluted EPS
Income available to common shareholders	$3,575,921	17,564,203	$0.20	$20,055,323	18,456,246	$1.09

	September 30, 2005			September 30, 2004
Nine months ended		# of Shares	EPS		# of Shares	EPS
Net increase in net assets resulting from operations available to common shareholders	$6,258,944			$18,924,501

Basic EPS
Income available to common shareholders	$6,258,944	17,064,028	$0.37	$18,924,501	18,144,724	$1.04
Effect of dilutive stock options		479,173	(0.01)		396,008	(0.02)

Diluted EPS
Income available to common shareholders	$6,258,944	17,543,201	$0.36	$18,924,501	18,540,732	$1.02

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

The following table presents MTM’s combined statements of operations for three and nine months ended September 30, 2004. As a result of the sale of MTM during the 2004 third quarter, there is no balance sheet for MTM as of September 30, 2005 or December 31, 2004.

	Three months ended September 30, 2004	Nine months ended September 30, 2004
Advertising revenue	$1,092,562	$4,302,993
Cost of fleet services	733,457	3,305,579

Gross profit	359,105	997,414
Depreciation and other non cash adjustments	290,470	860,431
Other operating expenses	575,692	3,031,722

Loss from operations	(507,057)	(2,894,739)
Income tax provision	237	2,005

Net loss	$(507,294)	(2,896,744)

The Company charged Media $18,000 and $95,000 in the three and nine months ended September 30, 2004 for salaries and benefits and corporate overhead paid by the Company on Media’s behalf. During 2004, these amounts owed by Media and MMJ to the Company were contributed to Media and MMJ as equity.

In July 2001, through its subsidiary MMJ, the Company acquired certain assets and assumed certain liabilities of a taxi advertising operation similar to those operated by Media in the US, which had advertising rights on approximately 4,800 cabs servicing various cities in Japan. The terms of the agreement provided for an earn-out payment to the sellers based on average net income over the next three years. MMJ accounted for 6% of MTM’s combined revenue during 2004.

(4) FLOATING RATE BORROWINGS

The outstanding balances of floating rate borrowings were as follows:

	Payments Due By Period
Dollars in thousands	2005	2006	2007	2008	2009	Thereafter	September 30, 2005	December 31, 2004	Interest Rate (1)
Revolving line of credit	$—	$291,949	$—	$—	$—	$—	$291,949	$249,957	4.29%
Notes payable to banks	2,448	12,679	1,572	—	—	—	16,699	15,003	6.55
Margin loan	11,636	—	—	—	—	—	11,636	10,000	4.55

Total	$14,084	$304,628	$1,572	$—	$—	$—	$320,284	$274,960	4.42

(1)	Weighted average contractual rate as of September 30, 2005.

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

(B) NOTES PAYABLE TO BANKS AND MARGIN LOAN

On January 25, 2005, MFC entered into a $4,000,000 revolving note agreement with Atlantic Bank of New York that matures on December 1, 2005. The line is secured by medallion loans of MFC that are in process of being sold to the Trust, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate minus 0.25%, payable monthly. As of September 30, 2005, $2,394,000 had been drawn down under this line.

In November, 2004, the Company entered into a margin loan agreement with Bear Stearns & Co. Inc. The margin loan is secured by the pledged stock of CCU held by the Company, and is generally available at 60% of the current fair market value of the CCU stock, or $12,502,000 as of September 30, 2005. The margin loan bears interest at the federal funds rate plus 0.75%. As of September 30, 2005, $11,636,000 had been drawn down under this margin loan.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that matured on April 25, 2005, and which maturity was extended by Sterling National Bank for 60 days. On June 28 2005, the maturity date was further extended to July 31, 2005. On July 28, 2005, the note agreement was amended, and the maturity date was extended until June 30, 2006. The line is secured by certain pledged assets of the Company and MBC, and is subject to periodic borrowing base requirements. The line bears interest at the prime rate, payable monthly, and is subject to an unused fee of 0.125%. As of September 30, 2005, $11,200,000 had been drawn down under this line.

On July 11, 2003, certain operating subsidiaries of MFC entered into an aggregate $1,700,000 of note agreements with Atlantic Bank of New York and Israel Discount Bank, collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,399,000 was outstanding at September 30, 2005. The notes mature July 8, 2006 and bear interest at LIBOR plus 2%, adjusted annually, payable monthly. Principal and interest payments of $17,000 are due monthly, with the balance due at maturity.

On June 30, 2003, an operating subsidiary of MFC entered into a $2,000,000 note agreement with Banco Popular North America, collateralized by certain taxicab medallions owned by Medallion Chicago, of which $1,707,000 was outstanding at September 30, 2005. The note matures June 1, 2007 and bears interest at Banco Popular’s prime rate less 0.25%, adjusted annually, payable monthly. Principal and interest payments of $18,000 are due monthly, with the balance due at maturity.

On April 30, 2003, the Company entered into a $7,000,000 note agreement with Atlantic Bank of New York, collateralized by certain assets of MBC. The note was paid in full during the 2004 first quarter. The note had a maturity of May 1, 2004 and bore interest at Atlantic Bank’s prime rate plus 0.25%, payable monthly. Principal was due at maturity.

(5) FIXED RATE BORROWINGS

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due By Period
Dollars in thousands	2005	2006	2007	2008	2009	Thereafter		September 30, 2005	December 31, 2004	Interest Rate (1)
Certificates of deposit	$47,681	$74,046	$39,188	$26,323	$19,763	$		$207,001	$186,538	3.23%
SBA debentures	—	—	—	—	—		77,250	77,250	64,435	6.02

Total	$47,681	$74,046	$39,188	$26,323	$19,763		$77,250	$284,251	$250,973	3.99

(1)	Weighted average contractual rate as of September 30, 2005.

In January 2004, MB commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to MB. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized was $778,000 and $624,000 at September 30, 2005 and December 31, 2004, and $147,000 and $126,000 was amortized to interest expense during the 2005 and 2004 third quarters, and $425,000 and $268,000 was amortized during the 2005 and 2004 nine months. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

During 2001, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of five years. In November 2003, FSVC applied for and received an additional commitment of $8,000,000. As of September 30, 2005, $2,750,000 was available to be drawn down under the SBA commitments.

(6) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Late charges and prepayment penalties	$190,720	$184,606	$1,046,974	$682,074
Servicing fees and accretion of discount	275,187	259,115	895,008	889,881
Other	169,903	152,866	509,548	246,267

Total other income	$635,810	$596,587	$2,451,530	$1,818,222

Included in late charges and prepayment penalties in the 2005 nine months was $525,000 related to a prepayment fee from a large loan refinancing; otherwise, the decreases reflected fewer refinancings and improved payment patterns. The increase in other income was primarily due to fee income received by MB reflecting the increased lending activity there.

The major components of other operating expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Rent expense	$347,715	$320,988	$1,040,550	$967,601
Consumer loan servicing	244,644	220,935	719,213	448,022
Travel meals and entertainment	149,651	114,841	535,741	371,786
Depreciation and amortization	254,735	180,168	594,181	569,284
Insurance	151,592	149,286	375,510	438,880
Directors fees	95,453	115,980	296,757	334,975
Loan collection expense	118,422	238,669	449,608	653,340
Office expense	98,711	55,556	279,180	177,430
Telephone	74,637	49,013	210,292	154,369
Advertising, marketing, and public relations	76,948	40,384	210,258	94,504
Temporary help	94,402	10,013	224,743	64,340
Computer expense	29,481	60,901	139,810	171,189
Miscellaneous taxes	93,098	93,877	192,597	302,432
Printing and stationery	30,525	59,736	123,064	130,419
Dues and subscriptions	41,136	23,168	98,902	78,077
Other expenses	228,566	468,427	719,275	932,852

Total other operating expenses	$2,129,716	$2,201,942	$6,209,681	$5,889,500

Consumer loan servicing increased in the 2005 nine months, reflecting the May 2004 consumer loan portfolio purchase. Travel and entertainment increased as a result of more extensive business development activities. Insurance expense decreased as a result of lower premiums charged in a more competitive insurance market. Loan collections expense decreased in 2005 as the number of loans over 90 days past due has declined due to better collection efforts. Advertising, marketing, and public relations expense was up in 2005 primarily reflecting the consumer portfolio marketing efforts of MB. Temporary help expense grew from increased use of temporary employees for special projects. Included in miscellaneous taxes for the 2004 nine months were $71,000 related to sales tax audit results covering years dating back to 1995.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net share data:
Net asset value at the beginning of the period	$9.75	$8.68	$9.83	$8.89
Net investment income	.20	.13	.66	.27
Income tax provision	(.02)	(.03)	(.09)	(.09)
Net realized gains (losses) on investments	0.13	(0.15)	0.21	(0.18)
Net change in unrealized depreciation on investments	(0.10)	1.16	(0.41)	1.04
Other	0.00	(0.00)	0.00	(0.00)

Net increase (decrease) in net assets resulting from operations	0.21	1.11	0.37	1.04
Distributions of net investment income	(0.13)	(0.08)	(0.37)	(0.23)
Issuance of common stock	(0.03)	0.00	(0.03)	0.00
Repurchase of common stock	0.00	0.00	0.01	0.00
Other	0.00	0.00	(0.01)	0.01

Net asset value at the end of the period	$9.80	$9.71	$9.80	$9.71

Per share market value at beginning of period	$9.45	$7.95	$9.70	$9.49
Per share market value at end of period	9.91	9.05	9.91	9.05
Total return (1)	24%	23%	8%	(4)%

Ratios/supplemental data
Average net assets	$163,484,000	$160,794,000	$166,084,000	$160,207,000
Operating expenses ratio (2)	14%	12%	13%	12%
Net investment income after tax ratio (2)	7.80%	4.55%	7.81%	2.74%

(1)	Total return is calculated by comparing the change in value of a share of common stock assuming the reinvestment of dividends on the payment date on an annualized basis.
(2)	Calculated by dividing annualized described income statement line by average net assets.

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

The following table represents MB’s actual capital amounts and related ratios as of September 30, 2005 and December 31, 2004, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized.

Management believes, as of September 30, 2005, that MB meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
	Minimum	Well-capitalized	September 30, 2005	December 31, 2004
Tier I capital			$37,832,000	$33,492,000
Total capital			40,646,000	35,971,000
Average assets			237,499,000	210,906,000
Risk-weighted assets			222,993,000	195,964,000
Leverage ratio (1)	4%	5%	15.9%	15.9%
Tier I capital ratio (2)	4	6	17.0	17.1
Total capital ratio (2)	8	10	18.2	18.4

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(10) SUBSEQUENT EVENTS

On October 17, 2005, the Company completed the sale of the loan portfolio and related assets of BLL. In connection with this transaction the Company sold assets in the amount of $23,605,000, less liabilites assumed by the buyer in the amount of $3,746,000. The assets were sold at book value, and therefore no gain or loss, excluding transaction costs, will be recognized as a result of this transaction. For the 2005 third quarter and nine months, BLL generated net decrease in net assets resulting from operations of $126,000 and $627,000, compared to $352,000 and $533,000 for the comparable 2004 periods. Net investment loss after taxes was $245,000 and $522,000 for the 2005 third quarter and nine months, compared to $42,000 and $148,000 for the 2004 periods.

On November 2, 2005, the Company’s board of directors declared a $0.14 per share common stock dividend, payable on December 12, 2005 to shareholders of record on November 28, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses. Since 1996, the year in which the Company became a public company, it has increased its medallion loan portfolio at a compound annual growth rate of 14%, and its commercial loan portfolio at a compound annual growth rate of 17%. Total assets under management, which includes assets serviced for third party investors, were approximately $883,814,000 at September 30, 2005, and have grown at a compound annual growth rate of 18% from $215,000,000 at the end of 1996.

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

	September 30, 2005		June 30, 2005		December 31, 2004		September 30, 2004
(Dollars in thousands)	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance
Medallion loans
New York	6.10%	$338,036	6.00%	$332,852	5.76%	$305,157	5.72%	$263,621
Chicago	6.97	51,982	6.92	51,742	6.33	52,883	6.29	51,222
Boston	7.39	26,788	7.35	22,700	7.31	19,857	7.30	18,930
Newark	8.58	6,464	8.80	6,644	9.14	6,841	9.15	7,325
Cambridge	7.10	4,718	7.16	4,904	7.19	4,947	7.18	4,772
Other	7.56	6,272	7.70	4,930	8.18	2,804	8.50	2,916

Total medallion loans	6.36	434,260	6.26	423,772	6.01	392,489	6.00	348,786

Deferred loan acquisition costs		1,155		1,120		851		843
Unrealized depreciation on loans		(1,330)		(1,093)		(1,209)		(1,216)

Net medallion loans		$434,085		$423,799		$392,131		$348,413

Commercial loans
Asset based	9.00%	$63,123	8.65%	$60,941	7.97%	$47,959	7.47%	$46,488
Secured mezzanine	13.85	57,159	13.76	58,784	14.28	49,006	13.99	46,753
SBA Section 7(a) (2)	8.99	20,739	8.58	19,349	7.65	19,703	7.16	18,482
Other secured commercial	6.73	27,681	6.07	23,973	8.28	27,247	9.81	30,412

Total commercial loans(2)	10.27	168,702	10.10	163,047	10.13	143,915	9.73	142,135

Deferred loan acquisition costs		657		540		798		807
Discount on SBA Section 7(a) loans sold(2)		(1,016)		(935)		(602)		(1,098)
Unrealized depreciation on loans		(7,340)		(6,887)		(7,276)		(7,830)

Net commercial loans		$161,003		$155,765		$136,835		$134,014

Consumer loans
Marine	18.34%	$43,011	18.56%	$40,459	18.60%	$35,933	18.56%	$37,303
RV	18.50	40,088	18.68	36,051	18.56	15,896	18.74	16,050
Other	18.61	3,834	18.80	3,191	18.79	17,808	18.57	17,555

Total consumer loans	18.43	86,933	18.63	79,701	18.64	69,637	18.60	70,908

Deferred loan acquisition costs		1,081		640		106		25
Unrealized depreciation on loans		(3,934)		(3,712)		(3,412)		(3,543)

Net consumer loans		$84,080		$76,629		$66,331		$67,390

Equity investments	1.32%	$26,315	1.35%	$29,589	1.37%	$32,960	1.39%	$36,361

Unrealized appr. (depr.) on equities		259		(1,215)		685		(2,211)

Net equity investments		$26,574		$28,374		$33,645		$34,150

Investment securities	3.44%	$17,435	3.65%	$17,783	3.92%	$14,144	3.93%	$14,873

Unrealized depreciation on inv. securities		(179)		(115)		(49)		(7)
Premiums paid on purchased securities		601		617		504		541

Net investment securities		$17,857		$18,285		$14,599		$15,408

Investments at cost (3)	8.44%	$733,645	8.25%	$713,892	7.99%	$653,146	8.00%	$613,063

Deferred loan acquisition costs		2,893		2,300		1,755		1,675
Unrealized appr. (depr.) on equities		259		(1,215)		685		(7)
Discount on SBA Section 7(a) loans sold(2)		(1,016)		(935)		(602)		(1,098)
Unrealized depreciation on investment securities		(179)		(115)		(49)		(2,211)
Premiums paid on purchased securities		601		617		504		541
Unrealized depreciation on loans		(12,604)		(11,692)		(11,898)		(12,588)

Net investments		$723,599		$702,852		$643,541		$599,374

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.
(2)	The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.
(3)	The weighted average interest rate for the entire loan portfolio (medallion, commercial, and consumer loans) was 8.84%, 8.68%, 8.44%, and 8.54% at September 30, 2005, June 30, 2005, December 31, 2004, and September 30, 2004.

INVESTMENT ACTIVITY

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net investments at beginning of period	$702,851,690	$534,678,321	$643,541,008	$379,158,525
Investments originated	74,001,232	82,464,946	271,121,192	228,132,400
Repayments of investments	(54,019,047)	(42,579,736)	(184,143,399)	(114,411,378)
Purchase of RV/Marine loan portfolio	—	(195)	—	80,631,534
CCU Stock received in exchange for investment in Media	—	31,683,703	—	31,683,703
Transfers (to) from other assets	(387,351)	(492,029)	(4,783,360)	1,229,571
Net increase in unrealized appreciation (1) (2)	(1,159,898)	(3,223,114)	(5,794,914)	(2,923,795)
Net realized gains (losses) on investments (3)	2,180,831	(3,047,275)	3,663,199	(3,596,734)
Realized gains on sales of loans	242,785	331,685	857,735	730,126
Amortization of origination costs	(111,615)	(442,016)	(862,834)	(1,259,662)

Net increase in investments	20,746,937	64,695,969	80,057,619	220,215,765

Net investments at end of period	$723,598,627	$599,374,290	$723,598,627	$599,374,290

(1)	Net of unrealized depreciation related to MTM of $513,242 and $2,826,604 for the three and nine months ended September 30, 2004, and for the 2004 periods, excludes $24,989,099 related to the gain on the Media exchange.
(2)	Excludes unrealized depreciation of $600,539, $1,161,016, $254,275, and $304,879 for the 2005 and 2004 three and nine months periods, respectively, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.
(3)	Excludes realized gains (losses) of ($30,640), ($147,936), ($5,841), and $29,057 for the 2005 and 2004 three and nine months periods, respectively, related to foreclosed properties which are carried in other assets on the consolidated balance sheet, and realized gains of $269,015 for the three and nine months ended September 30, 2004 related to the sale of Japan.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at September 30, 2005 was 8.44% (8.84% for the loan portfolio), an increase of 45 basis points from 7.99% at December 31, 2004, and an increase of 44 basis points from 8.00% at September 30, 2004. The increases primarily reflected the market increase in interest rates. The Company expects to try to increase the percentage of commercial and consumer loans in the total portfolio, the origination of floating and adjustable-rate loans, and the level of non-New York medallion loans to enhance our yields.

Medallion Loan Portfolio

The Company’s medallion loans comprised 60% of the net portfolio of $723,599,000 at September 30, 2005 and 61% of $643,541,000 at December 31, 2004 and 58% of $599,374,000 at September 30, 2004. The medallion loan portfolio increased by $41,771,000 or 11% in 2005, primarily reflecting increases in New York and Boston. The increase in the New York market can be attributed to new business marketing efforts, the conversion of participations into owned loans, and the general increase in medallion values and related refinancings. Total medallion loans serviced for third parties were $10,428,000, $16,658,000, and $22,695,000 at September 30, 2005, December 31, 2004, and September 30, 2004.

The weighted average yield of the medallion loan portfolio at September 30, 2005 was 6.36%, an increase of 35 basis points from 6.01% at December 31, 2004, and an increase of 36 basis points from 6.00% at September 30, 2004. The increase in yield primarily reflected the impact of rising interest rates in the economy and the effects of borrower refinancings. At September 30, 2005, 22% of the medallion loan portfolio represented loans outside New York, compared to 22% and 24% at December 31, 2004 and September 30, 2004. The Company continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

The Company’s commercial loans represented 22% of the net investment portfolio as of September 30, 2005, compared to 21% and 22% at December 31, and September 30, 2004. Commercial loans increased by $24,787,000 or 17%

during 2005, primarily reflecting increased loan originations in the asset-based and mezzanine loan portfolios. Total commercial loans serviced for third parties were $90,379,000, $106,508,000, and $114,059,000 at September 30, 2005, and December 31, and September 30, 2004, and included $84,623,000, $98,773,000, and $104,613,000, respectively, related to the SBA Section 7(a) business. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

The weighted average yield of the commercial loan portfolio at September 30, 2005 was 10.27%, an increase of 14 basis points from 10.13% at December 31, 2004 and an increase of 54 basis points from 9.73% at September 30, 2004. The increased yield reflected the increases in market interest rates. The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. Variable-rate loans represented approximately 56%, 57%, and 58% of the commercial portfolio at September 30, 2005, December 31, 2004, and September 30, 2004. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolios

The Company’s consumer loans represented 12% of the net investment portfolio at September 30, 2005, compared to 11% of the net investment portfolio at both December 31, and September 30, 2004. About half of the existing portfolio was purchased on April 1, 2004 from an unrelated financial institution, and the transaction closed May 6, 2004. The Company started originating new adjustable rate consumer loans during the 2004 third quarter. Recreational vehicles, boats, and horse trailers located in all 50 states collateralize the loans. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the consumer loan portfolio at September 30, 2005 was 18.43%, a decrease of 21 basis points and 17 basis points compared to 18.64% at December 31, 2004 and 18.60% at September 30, 2004. The yield decrease reflects the repricings of purchased adjustable rate loans. The amortization of the portfolio purchase premium reduced the above yields by an average of 1.93%, 2.35%, and 2.29%, respectively. At September 30, 2005, December 31, 2004, and September 30, 2004, adjustable rate loans represented approximately 88%, 85%, and 84%, respectively, of the consumer portfolio.

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

The following table shows the trend in loans 90 days or more past due:

	September 30, 2005 (1)		June 30, 2005 (1)		December 31, 2004 (1)		September 30, 2004 (1)
Medallion loans	$5,426,000	0.7%	$4,718,000	0.7%	$7,547,000	1.2%	$6,665,000
Commercial loans
Secured mezzanine	5,613,000	0.8	6,301,000	0.9	8,171,000	1.4	8,122,000
SBA Section 7(a)(2)	1,747,000	0.2	1,889,000	0.3	1,884,000	0.3	2,041,000
Asset-based receivable	—	0.0	—	0.0	—	0.0	—
Other secured commercial	2,803,000	0.4	3,145,000	0.5	1,251,000	0.2	3,365,000

Total commercial loans	10,163,000	1.4	11,335,000	1.7	11,306,000	1.9	13,528,000

Total consumer loans	330,000	0.1	332,000	0.1	541,000	0.1	424,000

Total loans 90 days or more past due	$15,919,000	2.2%	$16,385,000	2.5%	$19,394,000	3.2%	$20,617,000

(1)	Percentage is calculated against the total loan portfolio.
(2)	The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

In general, collection efforts since the establishment of our collection department have substantially contributed to the sizable reduction in overall delinquencies. The decreases in medallion delinquencies primarily reflected the foreclosure of $2,869,000 of Chicago medallions, and improvements in other borrower payment patterns. Secured mezzanine financing delinquencies have decreased over the last several quarters, primarily reflecting payment activity and to a lesser extent chargeoffs. The relatively low level of delinquencies in the SBA Section 7(a) loans, primarily reflected management’s efforts to collect and restructure nonperforming loans, and the foreclosure of certain loans, transferring them to other assets. Included in the SBA Section 7(a) delinquency figures are $416,000, $416,000, $288,000, and $288,000 at September 30, 2005, June 30, 2005, December 31, 2004, and September 30, 2004, which represented loans repurchased for the purpose of collecting on the SBA guarantee. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. The increase in other secured commercial loans primarily related to several customers being monitored by the collections group, and from an overall standpoint was down from a year ago. The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

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

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on net investments during the nine months ended September 30, 2005 and 2004.

	Loans	Equity Investments	Total
Balance December 31, 2003 (1)	$(7,917,791)	$287,045	$(7,630,746)
Increase in unrealized
Depreciation on investments	(205,957)	17,397	(188,560)
Reversal of unrealized depreciation related to realized
Losses on investments	239,810	7,589	247,399

Balance March 31, 2004 (1)	(7,883,938)	312,031	(7,571,907)
Increase in unrealized
Appreciation on investments	—	81,400	81,400
Depreciation on investments (2)	(497,406)	(38,421)	(535,827)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	694,909	—	694,909
RV/Marine Reserve (3)	(4,243,854)	—	(4,243,854)

Balance June 30, 2004 (1)	(11,930,289)	355,010	(11,575,279)
Increase in unrealized
Depreciation on investments (2)	(3,425,857)	(2,565,708)	(5,991,565)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	2,768,449	—	2,768,449

Balance September 30, 2004 (1)	$(12,587,697)	$(2,210,698)	$(14,798,395)

	Loans	Equity Investments	Total
Balance December 31, 2004 (1)	$(11,897,572)	$636,139	$(11,261,433)
Increase in unrealized
Appreciation on investments (2)	—	714,744	714,744
Depreciation on investments	(1,263,442)	—	(1,263,442)
Reversal of unrealized (appreciation) depreciation related to realized
Losses on investments	887,795	—	887,795

Balance March 31, 2005 (1)	(12,273,219)	1,350,883	(10,922,336)
Increase in unrealized
Depreciation on investments (2)	94,061	(2,680,744)	(2,586,683)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	485,617	—	485,617
Other	1,450	—	1,450

Balance June 30, 2005 (1)	(11,692,091)	(1,329,861)	(13,021,952)
Increase in unrealized
Depreciation on investments (2)	(1,368,006)	1,489,445	121,439
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(79,800)	(79,800)
Losses on investments	458,375	—	458,375
Other	(2,266)	—	(2,266)

Balance September 30, 2005 (1)	$(12,603,988)	$79,784	$(12,524,204)

(1)	Excludes unrealized depreciation of $1,671,428, $1,070,888, $747,281, $512,281, $304,881, $50,606, $0, and $317,361 on foreclosed properties at September 30, 2005, June 30, 2005, March 31, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31,2004, and December 31, 2003, respectively.
(2)	Includes $63,690, $20,184 and $45,847 of depreciation on investment securities in the 2005 third, second and first quarters, respectively, and $2,276 of depreciation and $11,069 of appreciation, in the 2004 third and second quarters, respectively.
(3)	Reflects the difference between the purchase price of the portfolio and the actual nominal value of the loan contracts acquired.

The following table presents credit-related information for the investment portfolios for the quarters ended.

	September 30, 2005	June 30, 2005	December 31, 2004	September 30, 2004
Total loans
Medallion loans	$434,085,343	$423,798,555	$392,131,108	$348,412,907
Commercial loans	161,002,465	155,765,264	136,834,891	134,013,635
Consumer loans	84,079,844	76,628,773	66,330,748	67,389,895

Total loans	679,167,652	656,192,592	595,296,747	549,816,437
Equity investments (1)	26,573,682	28,373,891	33,645,424	34,150,233
Investment securities	17,857,293	18,285,207	14,598,837	15,407,620

Net investments	$723,598,627	$702,851,690	$643,541,008	$599,374,290

Unrealized appreciation (depreciation) on investments
Medallion loans	$(1,329,378)	$(1,093,449)	$(1,209,187)	$(1,215,962)
Commercial loans	(7,340,481)	(6,886,882)	(7,275,972)	(7,828,969)
Consumer loans	(3,934,129)	(3,711,760)	(3,412,413)	(3,542,766)

Total loans	(12,603,988)	(11,692,091)	(11,897,572)	(12,587,697)
Equity investments	258,724	(1,214,610)	685,359	(2,203,832)
Investment securities	(178,940)	(115,251)	(49,220)	(6,866)

Total unrealized appreciation (depreciation) on investments	$(12,524,204)	$(13,021,952)	$(11,261,433)	$(14,798,395)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(0.31)%	(0.26)%	(0.31)%	(0.35)%
Commercial loans	(4.36)	(4.23)	(5.06)	(5.52)
Consumer loans	(4.47)	(4.62)	(4.90)	(4.99)
Total loans	(1.82)	(1.75)	(1.96)	(2.24)
Equity investments	0.98	(4.11)	2.08	(12.51)
Investment securities	(0.99)	(0.63)	(0.35)	(0.02)
Net investments	(1.70)	(1.82)	(1.72)	(2.41)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Realized gains (losses) on loans and equity investments
Medallion loans	$(94,743)	$(112)	$(435,080)	$2,184
Commercial loans (3)	(59,606)	(2,242,481)	(128,653)	(2,541,332)
Consumer loans	(474,104)	(804,932)	(1,465,862)	(1,366,951)

Total loans	(628,453)	(3,047,525)	(2,029,595)	(3,906,099)
Equity investments	2,778,645	269,407	5,544,858	613,419
Investment securities	—	(5,983)	—	(5,983)

Total realized gains (losses) on loans and equity investments	$2,150,192	$(2,784,101)	$3,515,263	$(3,298,663)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	0.00%	0.00%	(0.14)%	0.00%
Commercial loans	(0.15)	(7.01)	(0.11)	(3.04)
Consumer loans	(2.46)	(4.61)	(2.57)	(5.17)
Total loans	(0.38)	(2.24)	(0.42)	(1.11)
Equity investments	36.50	15.60	24.55	14.31
Investment securities	0.00	(0.16)	0.00	(0.12)
Net investments	1.22	(1.97)	0.67	(0.92)

(1)	Represents common stock and warrants held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par value.
(3)	Includes realized gains (losses) of ($30,640), ($147,936), ($5,841), and $29,057 for the 2005 and 2004 three and nine month periods, related to foreclosed properties which are carried in other assets on the consolidated balance sheet.

Equity Investments

Equity investments were 4%, 5%, and 6%, of the Company’s total portfolio at September 30, 2005, December 31, 2004, and September 30, 2004. Equity investments are comprised of common stock and warrants. The decrease in equity investments during 2005 primarily reflected the sale of 300,000 of the 933,521 shares of common stock of CCU that were received in a tax-free exchange for 100% of our ownership interest in Media.

Investment Securities

Investment securities were 2%, 2%, and 3% of the Company’s total portfolio at September 30, 2005, December 31, 2004, and September 30, 2004. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by MB to better utilize required cash liquidity.

Trend in Interest Expense

The Company’s interest expense is driven by the interest rates payable on its short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The establishment of the Merrill Lynch Bank, USA (MLB) line of credit in September 2002 and its favorable renegotiation in September 2003 and January 2005 had the effect of substantially reducing the Company’s cost of funds. In addition, MB began raising brokered bank certificates of deposit during 2004, which were at the Company’s lowest borrowing costs. As a result of MB raising funds through certificates of deposits as previously noted, the Company was able to realign the ownership of some of its medallions and related assets to MB allowing the Company and its subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, MB is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

During the 2002 third quarter, the Trust closed a $250,000,000 line of credit with MLB for lending on medallion loans (which is now at $325,000,000), which was priced at LIBOR plus 1.50%, excluding fees and other costs. During the 2003 third quarter, this line was renewed and extended, and borrowings were generally at LIBOR plus 1.25%. During the 2005 first quarter, this line was further renewed and extended, and borrowings are now generally at LIBOR plus 0.75%.

The Company’s cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Notes 4 and 5 to the consolidated financial statements for details on the terms of all outstanding debt. The Company’s debentures issued to the SBA typically have terms of ten years.

The Company measures its borrowing costs as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and nine months ended September 30, 2005 and 2004. Average balances have increased from a year ago, primarily reflecting the establishment of MB and its resulting growth, and the funding needs to support the growth in the Company’s other investment portfolios. The increase in borrowing costs reflected the trend of increasing interest rates in the economy and additional long-term SBA debt at higher rates, partially offset by the raising of low-cost deposits by MB.

	Three months ended			Nine months ended
	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
September 30, 2005
Floating rate borrowings	$3,613,645	$316,747,000	4.53%	$9,780,888	$302,051,000	4.33%
Fixed rate borrowings	2,883,322	271,249,000	4.22	7,808,291	261,185,000	4.00

Total	$6,496,967	$587,996,000	4.38	$17,589,179	$563,236,000	4.18

September 30, 2004
Floating rate borrowings	$2,493,258	$231,935,000	4.28%	$6,158,612	$209,644,000	3.92%
Fixed rate borrowings	2,033,317	231,092,000	3.50	4,922,050	177,337,000	3.71

Total	$4,526,575	$463,027,000	3.89	$11,080,662	$386,981,000	3.83

The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under SBIA and SBA regulations. The Company believes that financing operations primarily with short-term floating rate secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain strategies. At September 30, 2005, December 31, 2004, and September 30, 2004, short-term floating rate debt constituted 53%, 52%, and 51% of total debt, respectively.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
Dollars in thousands	2005	2004	2005	2004
Statement of operations
Investment income	$14,699	$10,978	$41,803	$27,864
Interest expense	6,497	4,527	17,589	11,081

Net interest income	8,202	6,451	24,214	16,783
Noninterest income	859	928	3,289	2,548
Operating expenses	5,579	4,972	16,266	14,368

Net investment income before income taxes	3,482	2,407	11,237	4,963
Income tax provision	296	566	1,537	1,674

Net investment income after income taxes	3,186	1,841	9,700	3,289
Net realized gains (losses) on investments	2,150	(2,784)	3,515	(3,299)
Net change in unrealized appreciation (depreciation) on investments (1)	(1,760)	20,998	(6,956)	18,934

Net increase in net assets resulting from operations	$3,576	$20,055	$6,259	$18,924

Per share data
Net investment income	$0.20	$0.13	$0.66	$0.27
Income tax provision	(0.02)	(0.03)	(0.09)	(0.09)
Net realized losses on investments	0.13	(0.15)	0.21	(0.18)
Net change in unrealized appreciation (depreciation) on investments	(0.10)	1.16	(0.41)	1.04

Net increase in net assets resulting from operations	$0.21	$1.11	$0.37	$1.04

Dividends declared per share	$0.14	$0.10	$0.39	$0.26

Weighted average common shares outstanding
Basic	17,066,001	18,075,879	17,064,028	18,144,724
Diluted	17,564,203	18,456,246	17,543,201	18,540,732
Balance sheet data
Net investments			$723,599	$599,374
Total assets			783,007	658,021
Total borrowed funds			604,535	472,516
Total liabilities			615,030	484,626
Total shareholders’ equity			167,978	173,395

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Selected financial ratios and other data
Return on average assets (ROA) (2)
Net investment income	1.65%	1.16%	1.74%	0.80%
Net increase in net assets resulting from operations	1.84	12.65	1.12	4.59
Return on average equity (ROE) (3)
Net investment income	7.80	4.56	7.81	0.76
Net increase in net assets resulting from operations	8.68	49.62	5.04	15.78

Weighted average yields	8.12%	7.59%	8.07%	8.51%
Weighted average cost of funds	3.62	3.16	3.42	3.98

Net interest margin (4)	4.50%	4.43%	4.65%	4.53

Noninterest income ratio (5)	0.48%	0.65%	0.64%	0.71%
Operating expense ratio (6)	3.11	3.50	3.16	3.99
As a percentage of net investment portfolio
Medallion loans			60%	58%
Commercial loans			22	22
Consumer loans			12	11
Equity investments			2	6

Investment securities			4	3
Investments to assets (7)			92%	91%
Equity to assets (8)			21	26
Debt to equity (9)			360	273

(1)	Net changes in unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of the Company’s investments, including foreclosed properties, and also including the results of operations for MTM.
(2)	ROA represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations, divided by average total assets.
(3)	ROE represents the net investment income (loss) or net increase (decrease) in net assets resulting from operations, divided by average shareholders’ equity.
(4)	Net interest margin represents net interest income divided by average interest earning assets.
(5)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(6)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(7)	Represents net investments divided by total assets as of September 30.
(8)	Represents total shareholders’ equity divided by total assets as of September 30.
(9)	Represents total debt (floating rate and fixed rate borrowings) divided by total shareholders’ equity as of September 30.

Consolidated Results of Operations

2005 Third Quarter and Nine Months compared to the 2004 Periods

Net increase in net assets resulting from operations was $3,576,000 or $0.20 per diluted common share and $6,259,000 or $0.36 per share in the 2005 third quarter and nine months, down $16,479,000 or 82% and $12,666,000 or 67% from $20,055,000 or $1.09 and $18,925,000 or $1.02 in the 2004 third quarter and nine months, which included net realized/unrealized gains of $24,731,000 and $22,417,000 in the year ago periods primarily related to the exchange of our investment in Media for stock of Clear Channel. Excluding those gains, net increase in net assets resulting from operations increased primarily by 2004’s realized and unrealized depreciation on certain mezzanine investments, increased net interest income resulting from portfolio growth, and lower income taxes, partially offset by increased operating expenses. The 2005 nine month period also reflected the full impact of the consumer business line, which commenced May 2004. Net investment income after taxes was $3,186,000 or $0.18 per diluted common share and $9,700,000 or $0.55 in the 2005 third quarter and nine months, up $1,345,000 or 73% and $6,411,000 from $1,841,000 or $0.10 per share and $3,289,000 or $0.18 in the 2004 periods.

Investment income was $14,699,000 and $41,803,000 in the 2005 quarter and nine months, up $3,721,000 or 34% and $13,939,000 or 50% from $10,978,000 and $27,864,000 in the year ago periods, and included $3,436,000 and $9,296,000 in income earned on the purchased/originated consumer portfolio, compared to $2,880,000 and $6,184,000 for the 2004 periods. Investment income in 2005 also benefited from interest recoveries of $1,080,000 in the nine months from previously nonperforming investments. Excluding those items, investment income increased $3,165,000 or 39% and $9,747,000 or 45% compared to the year ago periods, primarily reflecting growth in the other investment portfolios. The yield on the investment portfolio was 8.12% and 8.07% in the 2005 quarter and nine months, both up 6% from 7.65% and 7.59% in the year ago periods, reflecting the impact of the higher yielding consumer portfolio, the general increase in market interest rates, and the interest recoveries. The yield on the investment portfolio excluding the consumer portfolio and the interest recoveries was 7.00% and 6.77% in 2005 quarter and nine months, up 10% and down 3% from 6.36% and 6.98% in 2004 periods. Average investments outstanding were $712,258,000 and $687,155,000 in the 2005 quarter and nine months, up 25% and 41% from $569,270,000 and $485,896,000 in the year ago periods. Excluding the consumer portfolio, average investments outstanding were $631,819,000 and $613,677,000, in the 2005 periods, up 26% and 36% from $499,805,000 and $450,555,000 in the year ago periods, reflecting the growth in the other portfolios.

Medallion loans were $434,085,000 at quarter end, up $85,672,000 or 25% from $348,413,000 a year ago, representing 60% of the investment portfolio compared to 58% in 2004, and were yielding 6.36% compared to 6.00% in 2004, an increase of 6%. The increase in outstandings primarily reflected efforts to book new business and repurchase certain participations, primarily in the New York City and Boston markets, and reflects the success of the recent New York medallion auctions and the increase in medallion values. The managed medallion portfolio was $444,514,000 at quarter end, up $73,272,000 or 20% from $371,242,000 a year ago. The commercial loan portfolio was $161,002,000 at quarter end, compared to $134,014,000 a year ago, an increase of $26,988,000 or 20%, and represented 22% of the investment portfolio for both periods. Commercial loans yielded 10.27% at quarter end, compared to 9.73% a year ago, an increase of 6%, reflecting the increases in market interest rates during year, the floating rate nature of much of the portfolio, and the growth in higher yielding portfolios. The increase in commercial loans was concentrated in asset based receivables (including repurchased participations) and high-yield mezzanine loans. The managed commercial portfolio was $251,381,000 at quarter end, up $3,412,000 or 1% from $247,969,000 a year ago, primarily reflecting the increases described above, partially offset by the drop in SBA outstandings from payoffs and sales in excess of new originations. The consumer loan portfolio of $84,080,000 was up $16,690,000 or 25% from $67,390,000 a year ago, and represented 12% of the investment portfolio at quarter end compared to 11% a year ago, and yielded 18.43% compared to 18.60% a year ago. The increase reflected the new origination volumes over the last year, partially offset by the runoff in the acquired portfolio. Equity investments were $26,574,000, down $7,576,000 or 22% from $34,150,000 a year ago, primarily reflecting the sale of a portion of the CCU common stock received for our ownership interest in Media, and represented 4% of the investment portfolio and had a dividend yield of 1.32%, compared to 6% and 1.39% a year ago. Investment securities of $17,857,000 were up $2,449,000 or 16% from $15,408,000 a year ago, and represented 2% of the investment portfolio, and yielded 3.44%, compared to 3% and 3.93% a year ago. See page 20 for a table that shows balances and yields by type of investment.

Interest expense was $6,497,000 and $17,589,000 in the 2005 quarter and nine months, up $1,970,000 or 44% and $6,508,000 or 59% from $4,527,000 and $11,081,000 in the 2004 periods. The increase in interest expense was primarily due to higher average borrowed funds outstanding. Average debt outstanding was $592,155,000 and $566,273,000 for the 2005 periods, compared to $460,392,000 and $383,158,000 in the year ago periods, increases of 29% and 48%, primarily reflecting increased utilization of the ML Line, the increase in brokered CD’s, and in other borrowings used to fund portfolio investment growth. The cost of borrowed funds was 4.38% and 4.18% in the 2005 quarter and nine months, compared to 3.36% and 3.25% in the year ago periods, increases of 30% and 29%, reflecting increases in the general level of interest rates over the last year. See page 27 for a table which shows average balances and cost of funds for the Company’s funding sources.

Net interest income was $8,202,000 and $24,214,000, and the net interest margins were 4.50% and 4.64%, for the 2005 quarter and nine months, up $1,751,000 or 27% and $7,429,000 or 44% from $6,451,000 and $16,783,000 in the 2004 periods, which represented net interest margins of 4.46% and 4.53%, all reflecting the items discussed above.

Noninterest income was $858,000 and $3,289,000 in the 2005 third quarter and nine months, down $70,000 or 8% and up $741,000 or 29% from $928,000 and $2,548,000 in the year ago quarter and nine months. Gains on the sale of loans were $223,000 and $838,000 in the 2005 periods, down $109,000 or 33% and up $108,000 or 15% from $332,000 and $730,000 in 2004. During 2005, $2,594,000 and $10,166,000 of guaranteed loans were sold under the SBA program, compared to $3,508,000 and $7,930,000 in 2004, a decrease of 26% and an increase of 28%. The change in gains on sale under the SBA program primarily reflected the level of loan origination and sales activities, partially offset by lower market-determined net premiums received on the sales in 2005. Other income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was $636,000 and $2,452,000 in 2005, compared to $597,000 and $1,818,000 in the year ago periods, increases of $39,000 or 7% and $634,000 or 35%. Included in the 2005 nine months was a $525,000 prepayment penalty from a paid-off loan. Excluding the prepayment penalty, other income in the 2005 nine months increased $109,000 or 6%. The increases reflect the impact of the growing portfolio on other income.

Operating expenses were $5,578,000 and $16,266,000 in the 2005 third quarter and nine months, compared to $4,973,000 and $14,368,000 in the 2004 periods, increases of $605,000 or 12% and $1,898,000 or 13%. Salaries and benefits expense was $2,886,000 and $8,506,000 in the 2005 quarter and nine months, up $423,000 or 17% and $1,339,000 or 19% from $2,463,000 and $7,167,000 in 2004, primarily reflecting a 21% increase in headcount compared to the 2004 periods, mostly related to MB and BLL, and higher levels of salaries and bonuses, partially offset by higher amounts of salary deferrals related to loan originations. Professional fees were $563,000 and $1,550,000 in 2005, up $255,000 or 83% and $239,000 or 18% from $308,000 and $1,311,000 a year ago, primarily reflecting higher investment project-related professional costs, and in the 2004 periods was reduced by expense reimbursements for professional fees associated with the Media sale. Other operating expenses of $2,130,000 and $6,210,000 in the 2005 quarter and nine months were down $72,000 or 3% and were up $320,000 or 5% from $2,202,000 and $5,890,000 in the year ago periods. The increase in the nine months primarily reflected increased expenses associated with the growth of MB, including servicing costs for the consumer portfolio.

Income tax expense was $296,000 and $1,537,000 in the 2005 third quarter and nine months, compared to $566,000 and $1,674,000 in the year ago periods, primarily reflecting MB’s provision for taxes, which in the 2005 periods included a credit for refunded taxes of $365,000.

Net unrealized depreciation on investments was $1,760,000 and $6,956,000 in the 2005 third quarter and nine months, compared to appreciation of $20,998,000 and $18,934,000 in the 2004 periods, decreases of $22,759,000 and $25,890,000. During the 2004 third quarter, the Company exchanged its investment in Media for common stock of Clear Channel, resulting in an unrealized gain of $24,989,000. Net unrealized depreciation net of the exchange gain and Media’s pre-sale operations was $3,477,000 and $3,229,000 in the 2004 quarter and nine months, resulting in an improvement of $1,717,000 in the 2005 quarter and increased depreciation of $3,727,000 in the nine months. Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2005 activity resulted from reversals of unrealized appreciation associated with equity investments that were sold of $2,756,000 ($5,432,000 in the nine months), net unrealized depreciation on loans of $719,000 ($1,922,000 in the nine months), and net unrealized depreciation on foreclosed property of $600,000 ($1,161,000 in the nine months), partially offset by net unrealized appreciation on equity investments of $1,508,000 (depreciation of $654,000 in the nine months) and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $807,000 ($2,213,000 in the nine months). The 2004 third quarter activity resulted from net decreases in the valuation of equity investments of $2,566,000 ($2,506,000 for the nine months), net unrealized depreciation on loans of $3,426,000 ($4,129,000 in the nine months), and net unrealized depreciation of $254,000 ($305,000 in the nine months) on foreclosed property, partially offset by the reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $2,769,000 ($3,711,000 for the nine months).

Also included in unrealized appreciation (depreciation) on investments were the net losses of the MTM divisions of the Company prior to their sale during the 2004 third quarter. MTM generated net losses of $513,000 and $2,827,000 in 2004 third quarter and nine months. The Company’s investment in Media was exchanged for stock in Clear Channel, as described above, and Japan was sold to its management, which resulted in a realized gain of $255,000.

The Company’s net realized gain on investments was $2,150,000 in the 2005 quarter and $3,515,000 in the 2005 nine months, compared to losses of $2,784,000 and $3,299,000 in the 2004 periods, reflecting the above and net direct recoveries of $210,000 ($350,000 in the nine months) and net direct gains on sales of equity investments of $22,000 ($122,000 in the nine months), partially offset by net direct losses on sales of foreclosed property of $31,000 ($176,000 in the nine months). The 2004 activity reflected the above and net direct chargeoffs of $278,000 ($202,000 in the nine months) and direct losses on sales of foreclosed property of $6,000 ($30,000 of direct gains in the six months), partially offset by direct gains on sales of equity investments of $269,000 ($584,000 for the nine months).

The Company’s net realized/unrealized gains on investments were $390,000 and losses of $3,441,000 in the 2005 third quarter and nine months, compared to gains of $18,214,000 and $15,635,000 in the 2004 periods, reflecting the above.

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

In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving line of credit or issued as certificates of deposit, for terms of up to five years. The Company had outstanding SBA debentures of $77,250,000 with a weighted average interest rate of 6.02%, constituting 13% of the Company’s total indebtedness as of September 30, 2005. Also, as of September 30, 2005, portions of the adjustable rate debt with Banks repriced at intervals of as long as 25 months, and certain of the certificates of deposit were for terms of up to 48 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents the Company’s interest rate sensitivity gap at September 30, 2005, compared to the respective positions at the end of 2004 and 2003. The principal amount of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. The Company has not reflected an assumed annual prepayment rate for such assets in this table.

	September 30, 2005 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$133,987	$—	$—	$—	$—	$—	$—	$133,987
Adjustable rate	78,291	24,434	43,341	616	133	7	589	147,411
Fixed-rate	37,405	70,448	165,741	87,416	53,297	5,051	19,633	438,991
Cash	17,662	—	—	—	—	—	—	17,662

Total earning assets	$267,345	$94,882	$209,082	$88,032	$53,430	$5,058	$20,222	$738,051

Interest bearing liabilities
Revolving line of credit	$213,585	$80,000	$10,000	$—	$—	$—	$—	$303,585
Certificates of deposit	115,174	45,741	26,323	19,763	—	—	—	207,001
Notes payable to banks	16,699	—	—	—	—	—	—	16,699
SBA debentures	—	—	—	—	—	17,985	59,265	77,250

Total liabilities	$345,458	$125,741	$36,323	$19,763	$—	$17,985	$59,265	$604,535

Interest rate gap	$(78,113)	$(30,859)	$172,759	$68,269	$53,430	$(12,927)	$(39,043)	$133,516

Cumulative interest rate gap (2)	$(78,113)	$(108,972)	$63,787	$132,056	$185,486	$172,559	$133,516	—

December 31, 2004 (2)	$27,175	$52,388	$62,710	$108,181	$173,610	$176,752	$131,520	—
December 31, 2003 (2)	(61,987)	(6,176)	104,121	123,280	181,851	189,272	141,674	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (11%), 4%, and (14%) as of September 30, 2005, December 31, 2004, and December 31, 2003.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in cumulative one year positive interest rate gap and related ratio of $52,001,000 or 7%, $136,030,000 or 21%, and $19,136,000 or 4% for September 30, 2005, December 31, 2004, and December 31, 2003, respectively.

The Company’s interest rate sensitive assets were $738,051,000 and interest rate sensitive liabilities were $604,535,000 at September 30, 2005. The one-year cumulative interest rate gap was a negative $78,048,000 or 11% of interest rate sensitive assets, compared to a positive gap of $27,175,000 or 4% at December 31, 2004. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a positive gap of $52,001,000 or 7% at September 30, 2005. The Company seeks to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Interest Rate Cap Agreements

From time-to time, the Company enters into interest rate cap agreements to manage the exposure of the portfolio to increases in market interest rates by hedging a portion of its variable-rate debt against increases in interest rates. There were no interest rate caps outstanding during 2005 and 2004.

Liquidity and Capital Resources

Our sources of liquidity are the revolving line of credit with MLB, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, participations or sales of loans to third parties, and our ability to raise brokered certificates of deposit through MB. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. The Trust’s $325,000,000 revolving line of credit with MLB has availability of $33,051,000 as of September 30, 2005. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $5,000,000 could be raised by MB to fund future loan origination activity. In addition, MB as a non-RIC subsidiary of the Company is allowed (and for three years required) to retain all earnings in the business to fund future growth. The Company has $2,750,000 of additional funding commitments with the SBA ($113,400,000 to be committed by the SBA in total), $2,250,000 of which requires a capital contribution from the Company of $750,000. Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits. Lastly, approximately $11,802,000 was available at September 30, 2005 under a loan sale agreement that MBC has with a participant bank, and $5,406,000 was available under a revolving credit agreements with commercial banks.

The components of our debt were as follows at September 30, 2005: See notes 4 and 5 to the consolidated financial statements on page 14 for details of the contractual terms of the Company’s borrowings.

	Balance	Percentage	Rate (1)
Revolving line of credit	$291,949,000	48%	4.29%
Certificates of deposit	207,001,000	34	3.23
SBA debentures	77,250,000	13	6.02
Notes payable to banks	16,699,000	3	6.55
Margin loan	11,636,000	2	4.55

Total outstanding debt	$604,535,000	100%	4.22

(1)	Weighted average contractual rate as of September 30, 2005.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase (decrease) in net assets resulting from operations as of September 30, 2005 by approximately $1,397,000 on an annualized basis, compared to $992,000 as of December 31, 2004, and the impact of such an immediate 1% change over a one year period would have been ($394,000) compared to $517,000 at December 31, 2004. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2005. See notes 4 and 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	BLL	MCI	MBC	FSVC	MB	Total	12/31/04	9/30/04
Cash	$1,275	$3,493	$357	$3,007	$3,378	$5,970	$13,241	$30,721	$37,267	$28,150
Bank loans (1)	15,000	4,000						19,000	15,000	15,000
Amounts undisbursed	3,800	1,606						5,406	3,300	5,300
Amounts outstanding	11,200	5,500						16,700	15,003	13,072
Average interest rate	6.75%	6.14%						6.55%	4.97%	4.55%
Maturity	6/06	12/05- 6/07						12/05-6/07	4/05-6/07	4/05-6/07
Lines of credit (2)		$325,000						$325,000	$250,000	$250,000
Amounts undisbursed		33,051						33,051	43	23,086
Amounts outstanding		291,949						291,949	249,957	226,914
Average interest rate		4.29%						4.29%	3.85%	3.65%
Maturity		9/06						9/06	9/05	9/05
Margin loan	$11,636							$11,636	$10,000
Average interest rate	4.55%							4.55%	3.01%
Maturity	N/A							N/A	N/A
SBA debentures				$36,000		$44,000		$80,000	$80,000	$80,000
Amounts undisbursed				2,750		—		2,750	15,565	15,565
Amounts outstanding				33,250		44,000		77,250	64,435	64,435
Average interest rate				6.02%		6.02%		6.02%	6.11%	5.78%
Maturity				9/11-9/15		9/11-9/15		9/11-9/15	9/11-3/14	9/11-3/14
Certificates of deposit							$207,001	$207,001	$186,538	$168,095
Average interest rate							3.23%	3.23%	2.46%	2.25%
Maturity							10/05-9/09	10/05-9/09	1/05-5/09	10/04-5/09

Total cash and amounts remaining undisbursed under credit facilities	$5,075	$38,150	$357	$5,757	$3,378	$5,970	$13,241	71,928	$56,175	$72,101

Total debt outstanding	$22,836	$297,449		$33,250		$44,000	$207,001	$604,535	$525,933	$472,516

(1)	In January 2005, MFC entered into a $4 MM revolving note agreement with Atlantic Bank that matures in December 2005, and is secured by medallion loans in process of being sold to the Trust.
(2)	In January, 2005, this line of credit was extended for an additional year to 9/06 at up to 50 bp lower rates, with the committed amount adjusting to $275,000,000 immediately, increasing to $325,000,000 at our option, which was exercised.

Loan amortization, prepayments, and sales also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, medallion loan market rates, economic conditions, and competition. Loan sales are a major focus of the SBA Section 7(a) loan program conducted by BLL, which is primarily set up to originate and sell loans. Increases in SBA Section 7(a) loan balances in any given period generally reflect timing differences in closing and selling transactions. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. The Company believes that its credit facilities with MLB and the SBA, deposits generated at MB, and cash flow from operations (after distributions to shareholders) will be adequate to fund the continuing operations of the Company’s loan portfolio. Also, MB is not a RIC, and therefore is able to retain earnings to finance growth.

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

Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of November 8, 2005, there were approximately 113 holders of record of the Company’s common stock.

On November 8, 2005, the last reported sale price of our common stock was $9.68 per share. Historically, our common stock has traded at a premium to net asset value per share, and although there can be no assurance, the Company anticipates that its stock will again trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s common stock on the Nasdaq National Market.

2005	HIGH	LOW
Third Quarter	$10.77	$9.51
Second Quarter	9.78	9.10
First Quarter	9.80	8.92

2004
Fourth Quarter	$9.70	$8.52
Third Quarter	9.19	6.78
Second Quarter	9.03	7.46
First Quarter	9.25	7.91

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through September 30, 2005	389,900	9.26	389,900	7,720,523

Total	1,353,233	9.07	1,353,233	—

(1)	The Company publicly announced its Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of the Company’s outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires after a certain number of days, except in certain cases where it is extended through completion of the authorized amounts.

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

In order to be taxed as a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. At September 30, 2005, we had $5,406,000 available under a revolving credit agreements with commercial banks, $11,802,000 available under a loan sale agreement with a participant bank, $2,750,000 available under outstanding commitments from the SBA, $5,000,000 under a Fed Funds Line with a commercial bank, and $5,000,000 of additional deposits that can be raised by MB at existing capital levels.

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

We primarily invest in and lend to companies that may have limited financial resources. Numerous factors may affect a borrower’s ability to repay its loan, including:

•	the failure to meet its business plan;

•	a downturn in its industry or negative economic conditions;

•	the death, disability, or resignation of one or more of the key members of management; or

•	the inability to obtain additional financing from traditional sources.

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

An economic downturn could result in certain of our commercial and consumer loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us, and increasing the level of delinquencies, defaults, and loan losses in our commercial and consumer loan portfolios. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at September 30, 2005 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

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

We compete with banks, credit unions, and other finance companies, some of which are SBICs, in the origination of taxicab medallion, commercial, and consumer loans. Many of these competitors have greater resources than the Company, and certain competitors are subject to less restrictive regulations than the Company. As a result, there can be no assurance that we will be able to continue to identify and complete financing transactions that will permit us to continue to compete successfully.

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

Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. At September 30, 2005, our net unrealized depreciation on investments was approximately $12,524,000 or 1.71% of our investment portfolio. Based upon current market conditions and current loan-to-value ratios, management believes, and our Board of Directors concurs, that the net unrealized depreciation on investments is adequate to reflect the fair value of the portfolio.

Changes in taxicab industry regulations that result in the issuance of additional medallions could lead to a decrease in the value of our medallion loan collateral.

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. New York City determined to increase the number of medallions by 900, auctioned over a three year period beginning in 2004, preceded by a 25% fare hike. The first of these auctions for 300 medallions concluded in April 2004, and the second for 300 medallions concluded in October 2004, and both generated high levels of bid activity and record medallion prices. Although there can be no assurances, we would expect the final auction in 2006 to obtain similar results. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10% each year. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 2003, the value of New York City taxicab medallions increased by approximately 43% for individual medallions and 45% for corporate medallions.

Our failure to re-establish our RIC status in 2004 and beyond could lead to a substantial reduction in the amount of income distributed to our shareholders.

In 2003, changes were enacted to the federal tax laws which, among other things, significantly reduced the tax rate on dividends paid to shareholders from a corporation’s previously taxed income. Assuming we qualify as a RIC for 2005 or subsequent taxable years, we are unable to predict the effect of such changes upon our common stock.

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

The merger of Media into CCU in exchange for stock created a diversification issue as well, as it represents 11% of the Company’s RIC assets. The level of the investment will need to be monitored to ensure it remains within the diversification guidelines.

Additionally the Company’s investment in MB, while representing only 20% of the Company’s total RIC assets at September 30, 2005, currently falls well within the guidelines of the 25% test described above. However, as an anticipated future growth vehicle of the Company, the investment in MB will need to be monitored for continued compliance with the test.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2005 and December 31, 2004, and (ii) no change in internal control over financial reporting occurred during the quarters and nine months ended September 30, 2005 and 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Date: November 9, 2005

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant
as principal financial and accounting officer.