Form 10-K
period 2005-12-31
MEDALLION FINANCIAL CORP
filed 2006-03-15
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2005 (the last business day of the registrant’s most recently completed second quarter) was $9.45.

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of March 13, 2006 was 18,589,098.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2005, are incorporated by reference into Part III of this Form 10-K.

MEDALLION FINANCIAL CORP.

2005 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1. BUSINESS OF THE COMPANY

GENERAL

Medallion Financial Corp. (the Company) is a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses, and in originating consumer loans for the purchase of recreational vehicles, boats, and horse trailers. Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Since 1996, the year in which the Company became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 14%, and our commercial loan portfolio at a compound annual growth rate of 15%. Total assets under our management, which includes assets serviced for third party investors, were approximately $802,000,000 as of December 31, 2005, and have grown at a compound annual growth rate of 16% from $215,000,000 at the end of 1996.

The Company conducts its business through various wholly-owned subsidiaries including its primary taxicab medallion lending company, Medallion Funding Corp. (MFC). The Company also currently conducts business through Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), which conducts a mezzanine financing business; Freshstart Venture Capital Corp. (FSVC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), a bank regulated by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions to originate taxicab medallion, commercial, and consumer loans; to raise deposits; and to conduct other banking activities. MFC, MCI, and FSVC operate as SBICs and are regulated and financed in part by the SBA. Until October 2005, the Company also conducted business through Business Lenders, LLC (BLL), licensed under the US Small Business Administration (SBA) Section 7(a) program. On October 17, 2005, the Company completed the sale of the loan portfolio and related assets of BLL. In connection with this transaction, the Company sold assets in the amount of $22,799,000, less liabilities assumed by the buyer in the amount of $2,327,000. The assets were sold at book value, and therefore no gain or loss, excluding transaction costs, was recognized as a result of this transaction. For 2005, BLL generated net decrease in net assets resulting from operations of $1,003,000, compared to a net decrease of $419,000 for 2004, and BLL’s net investment loss after taxes was $696,000, compared to a loss of $201,000 in 2004.

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

We are a closed-end, non-diversified management investment company under the Investment Company Act of 1940, as amended (1940 Act). Our investment objectives are to provide a high level of distributable income, consistent with the preservation of capital, as well as long-term growth of net asset value. Since our initial public offering (IPO) in 1996, we have paid dividends in excess of $90,000,000 or $6.31 per share.

We have elected to be treated as a Business Development Company registered under the 1940 Act. Traditionally, the Company and each of its corporate subsidiaries other than Media and MB (the RIC subsidiaries) have elected to be treated for federal income tax purposes as a regulated investment company (RIC) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company did not qualify to be treated as a RIC for 2003. As a result, the Company was treated as a taxable entity in 2003, which had an immaterial effect on the Company’s financial position and results of operations for 2003. The Company qualified and filed its federal tax returns as a RIC for 2004 and anticipates doing so again in 2005.

As a result of the above, for 2003 income taxes were provided under the provisions of SFAS No. 109, “Accounting for Income Taxes,” as the Company was treated as a taxable entity for tax purposes. Accordingly, the Company recognized current and deferred tax consequences for all transactions recognized in the consolidated financial statements, calculated based upon the enacted tax laws, including tax rates in effect for current and future years. Valuation allowances were established for deferred tax assets when it was more likely than not that they would not be realized.

Media and MB are not RICs and are taxed as regular corporations. For 2003, Media’s losses were included in the tax calculation of the Company along with MFC. For 2004, Media filed a partial year tax return covering the period prior to the merger with CCU.

During the 2004 second quarter, BLL changed its tax status from that of a disregarded “pass-through” entity of the Company to that of a company taxable as a corporation. For the 2005 and 2004 periods, BLL had no tax liability as a result of this election.

MEDALLION LOAN PORTFOLIO

Taxicab medallion loans of approximately $449,673,000 comprised 62% of our $723,253,000 net investment portfolio as of December 31, 2005. Since 1979, we have originated, on a combined basis, approximately $532,407,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets. As of December 31, 2005, approximately 78% of the principal amount of our medallion loans were in New York City. We estimate that the average loan-to-value ratio of all of the medallion loans was approximately 60% at December 31, 2005.

The New York City Taxi and Limousine Commission (TLC) estimates that the total value of all of New York City taxicab medallions and related assets exceeds $5 billion. We estimate that the total value of all taxicab medallions and related assets in the US exceeds $6.4 billion. We believe that we will continue to develop growth opportunities by further penetrating the highly fragmented medallion financing marketplace. Additionally, in the future, the Company may enhance its portfolio growth rate through selective acquisitions of medallion financing businesses and their related portfolios. Since our initial public offering, we have acquired several additional medallion loan portfolios.

Portfolio Characteristics

Medallion loans generally require equal monthly payments covering accrued interest and amortization of principal over a ten to fifteen year schedule, subject to a balloon payment of all outstanding principal after four or five years. More recently, we have begun to originate loans with one-to-three year maturities where interest rates are adjusted and a new maturity period set. Borrowers may prepay medallion loans upon payment of a fee of approximately 90 days’ interest. We believe that the likelihood of prepayment is a function of changes in interest rates and medallion values. Borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment when the interest rates payable on their loans are high relative to prevailing interest rates, and we believe that they are less likely to prepay in a rising interest rate environment. We generally retain the medallion loans we originate; however, from time to time, we participate or sell shares of some loans or portfolios to interested third party financial institutions. In these cases, we retain the borrower relationships and service the sold loans. The total amount of medallion loans under management was $458,457,000 at December 31, 2005, compared to $409,001,000 at December 31, 2004.

At December 31, 2005, substantially all medallion loans were collateralized by first security interests in taxicab medallions and related assets (vehicles, meters, and the like), and were originated at an approximate loan-to-value ratio range of 80-90%. In addition, we have recourse against the vast majority of direct and indirect owners of the medallions who personally guarantee the loans. Although personal guarantees increase the commitment of borrowers to repay their loans, there can be no assurance that the assets available under personal guarantees would, if required, be sufficient to satisfy the obligations subject to such guarantees.

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

Market Position

We have originated and serviced medallion loans since 1979, and have established a leading position in the industry. Management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services, dating back to 1956. Medallion loans collateralized by New York City taxicab medallions and related assets comprised 78% of the value of the medallion loan portfolio at December 31, 2005. The balance of medallion loans is collateralized by taxicab medallions in Chicago, Boston, Newark, Cambridge, and other cities within the United States. We believe that there are significant growth opportunities in these and other metropolitan markets nationwide.

The following table displays information on medallion loans outstanding in each of our major markets at December 31, 2005.

	# of Loans	% of Medallion Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Medallion loans
New York	1,303	78%	6.23%	$351,013,972
Chicago	342	12	6.99	52,241,611
Boston	171	6	7.47	27,879,446
Newark	68	2	8.49	6,541,369
Cambridge	32	1	7.21	5,663,785
Other	45	1	7.53	6,464,175

Total medallion loans	1,961	100%	6.46	449,804,358

Deferred loan acquisition costs				1,216,687
Unrealized depreciation on loans				(1,348,535)

Net medallion loans				$449,672,510

(1)	Based on principal balance outstanding.
(2)	Based on the contractual adjustable or fixed rates of the portfolios at December 31, 2005.

The New York City Market. A New York City taxicab medallion is the only permitted license to operate a taxicab and accept street hails in New York City. As reported by the TLC, individual (owner-driver) medallions sold for approximately $350,000 and corporate medallions sold for approximately $391,000 at December 31, 2005. The number of taxicab medallions is limited by law, and as a result of the limited supply of medallions, an active market for medallions has developed. The law limiting the number of medallions also stipulates that the ownership for the 12,779 medallions outstanding at December 31, 2005 shall remain divided into 5,112 individual medallions and 7,667 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses, leased to drivers, and operated for more than one shift. In 2003 the state legislature and city council authorized the TLC to sell up to 900 additional medallion licenses, 592 of these were sold via auctions in 2004. It is anticipated that the remaining 308 will be auctioned off in 2006. The City announced a 25% fare hike to support the increased level of medallions, which took effect in the 2004 second quarter. The results of the auctions held were highly successful with a large number of bids received, and record-setting medallion values established. The floor on the remaining auction bids is expected to be the current market values at the date of the auction, which as of January 2006 are in excess of $390,000 for a corporate medallion. Although there can be no assurances, in past auctions, the establishment of a bid floor has tended to support the existing valuation level of the medallions.

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

Most New York City medallion transfers are handled through approximately 30 medallion brokers licensed by the TLC. In addition to brokering medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. The Company has excellent relations with many of the most active brokers and regularly receives referrals from them. However, the Company receives most of its referrals from a small number of brokers. Brokers generated 23% of the loans originated for the year-ended December 31, 2005.

The Chicago Market. We estimate that Chicago medallions currently sell for approximately $50,000. Pursuant to a municipal ordinance, the number of outstanding medallions is currently capped at 6,800, which includes an additional 150 and 200 medallions that were auctioned and placed into service in July 1999 and December 2000, respectively. We estimate that the total value of all Chicago medallions and related assets is over $475,000,000.

The Boston Market. We estimate that Boston medallions currently sell for approximately $325,000. The number of Boston medallions had been limited by law since 1934 to 1,525 medallions. In March 1990 an immediate increase to 1,825 was ordered with additional increases over a two and one-half year period to a total of 2,025. We estimate that the total value of all Boston medallions and related assets is over $699,000,000.

The Newark Market. We estimate that Newark medallions currently sell for approximately $210,000. The number of Newark medallions currently has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $138,000,000.

The Cambridge Market. We estimate that Cambridge medallions currently sell for approximately $312,000. The number of Cambridge medallions has been limited to 248 since 1945 by a Cambridge city ordinance. We estimate that the total value of all Cambridge medallions and related assets is over $82,000,000.

COMMERCIAL LOAN PORTFOLIO

Commercial loans of $145,797,000 comprised 20% of the $723,253,000 net investment portfolio as of December 31, 2005. From the inception of the commercial loan business in 1987 through December 31, 2005, we have originated more than 10,000 commercial loans for an aggregate principal amount of approximately $718,440,000. The commercial loan portfolio consists of floating-rate, adjustable, and fixed-rate loans. We had increased our commercial loan activity in recent years to 20% of net investments, primarily because of the attractive higher yielding, floating rate nature of most of this business. The outstanding balances of commercial loans grew at a compound annual rate of 15% since 1996, although balances declined during 2002 and 2003, as the Company sought to increase liquidity by selling and not renewing certain loans, grew 55% during 2004, reflecting a return to the Company’s historical growth patterns, and grew 7% in 2005 which was dampened by the sale of $19,414,000 of BLL loans. The increase since 1996 has been primarily driven by internal growth through the origination of additional commercial loans. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, a wider geographic area of coverage, and by expanding targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, and other assets, and have interest rates averaging 325 basis points over the prevailing prime rate. As with medallion loans, the vast majority of the principals of borrowers personally guarantee commercial loans. The aggregate realized loss of principal on commercial loans has averaged less than 2% per annum for the last five years.

Asset Based Loans

The Company originates, manages, and services asset-based loans to small businesses who require working capital credit facilities ranging from $500,000 to $3,600,000 through its MBC subsidiary. These loans represent approximately 47% of the commercial loan portfolio. The credit facilities are secured principally by the borrower’s accounts receivable, but may also be secured by inventory, machinery, equipment and/or real estate, and are personally guaranteed by the principals. Currently, our clients are mostly located in the New York metropolitan area and include manufacturers, distributors, and service organizations. We had successfully established 46 credit lines at December 31, 2005.

Secured Mezzanine Loans

Through our MCI subsidiary we originate both senior and subordinated loans to businesses in a variety of industries, including radio and television stations, airport food service operations, and various manufacturing concerns. These loans are primarily secured by a second position on all assets of the businesses, range from $1,000,000 to $5,000,000, and represent approximately 35% of the commercial loan portfolio. Frequently, we receive warrants to purchase an equity interest in the borrowers of secured mezzanine loans.

SBA Section 7(a) loans

The Company originated loans under the Section 7(a) program of the SBA through its BLL subsidiary. The Company sold all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

Other Secured Commercial Loans

The Company originates other commercial loans that are not concentrated in any particular industry. These loans represent approximately 18% of our commercial loan portfolio. Historically this portfolio had been made up of fixed-rate loans, but substantially all business originated over the last four years has been at adjustable interest rates, generally repricing on their anniversary date. Borrowers include food service, real estate, dry cleaner, and laundromat businesses.

The following table displays information on the types of loans outstanding in our commercial loan portfolio at December 31, 2005.

	# of Loans	% of Commercial Net Portfolio (1)	Average Interest Rate (2)	Principal Balance
Commercial Loans
Asset-based	78	47%	9.64%	$72,084,697
Secured mezzanine	35	35	14.06	53,207,394
Other secured commercial	154	18	7.06	28,058,435

Total commercial loans	267	100%	10.70	153,350,526

Deferred loan acquisition costs				67,283
Unrealized depreciation on loans				(7,621,157)

Net commercial loans				$145,796,652

(1)	Based on principal balance outstanding
(2)	Based on the contractual rates of the portfolios at December 31, 2005.

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

CONSUMER LOAN PORTFOLIO

Consumer loans of $85,678,000 comprised 12% of our $723,253,000 net investment portfolio as of December 31, 2005. About half of the existing portfolio was purchased on April 1, 2004 from an unrelated financial institution and the transaction closed May 6, 2004. The Company started originating new adjustable rate consumer loans during the 2004 third quarter. Recreational vehicles, boats, and horse trailers located in all 50 states collateralize the loans. The portfolio is serviced by a third party subsidiary of a major commercial bank.

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

At December 31, 2005, substantially all consumer loans were collateralized by first security interests in the recreational vehicles, boats, and trailers, and were originated at an approximate loan-to-value ratio of 95%.

We believe that our consumer loan portfolio is of acceptable credit quality given the high interest rates earned on the loans, which compensate for the higher degree of credit risk in the portfolio.

INVESTMENT ACTIVITY

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Year ended December 31,
	2005	2004	2003
Net investments at beginning of period	$643,541,008	$379,158,525	$356,246,444
Investments originated	337,885,639	303,369,002	248,225,892
Repayments of investments	(225,381,052)	(144,835,651)	(232,171,193)
Cash received for sold BLL SBA Section 7(a) loans	(19,414,095)	—	—
Transfers from (to) other assets/liabilities	(7,011,897)	(439,841)	2,362,534
Net increase in unrealized appreciation (depreciation) (1) (2)	(6,558,733)	(4,539,807)	(6,672,904)
Amortization of origination costs	(1,935,600)	(1,704,194)	(1,376,641)
Net realized gains (losses) on investments (3)	1,243,041	(256,347)	11,688,310
Realized gains on sales of loans	884,608	474,074	856,083
Purchase of consumer loan portfolio	—	80,631,534	—
CCU stock received in exchange for investment in Media	—	31,683,703	—

Net increase (decrease) in investments	79,711,911	264,382,483	22,912,081

Net investments at end of period	$723,252,919	$643,541,008	$379,158,525

(1)	Net of unrealized depreciation related to MTM of $0, $2,826,600, and $3,932,828 for the years ended December 31, 2005, 2004, and 2003.
(2)	Excludes net unrealized depreciation of $1,123,136, $512,281, and $317,361 for the years ended December 31, 2005, 2004, and 2003, respectively, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.
(3)	Excludes net realized losses of $162,037, $38,639, and $161,682 for the years ended December 31, 2005, 2004, and 2003, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

Investment Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Core lending areas include taxicab medallion lending, automobile lending (taxicabs and limousines only), asset-based financing, and Consumer RV and marine lending. Additionally, we lend to small businesses that meet our overall credit criteria of strong collateral values and personal ability to repay the debt. Until October 2005, the Company also conducted business through Business Lenders, LLC (BLL), licensed under the US Small Business Administration (SBA) Section 7(a) program. The Company sold all of the assets of BLL to a subsidiary of Merrill Lynch & Co. in October 2005 for book value for the assets, and received payment for all intercompany funding provided, in total, $20,472,000. In all lending divisions, we focus on making secured loans to achieve favorable yield to risk profiles and below average losses. In addition to increasing market share in existing lending markets and identifying new niches, we seek to acquire specialty finance companies that make secured loans to small businesses which have experienced historically low loan losses similar to our own. Since the Company’s initial public offering in May 1996, eight specialty finance companies, four loan portfolios, and three taxicab rooftop advertising companies have been acquired. Our most recent acquisition was the purchase of a consumer loan portfolio by MB in April 2004 for $86,309,000.

Marketing, Origination, and Loan Approval Process

We employ 16 loan originators to originate medallion and commercial loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds. Senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans must be approved by the Chief Executive Officer and/or the Chief Credit Officer. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms. Consumer loans are primarily sourced through relationships which have been established with RV and boat dealers throughout our market area.

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

The table below summarizes our cash levels and borrowings as of December 31, 2005, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2005. See notes 4 and 5 to the consolidated financial statements for additional information about each credit facility.

Total
Cash	$43,036,000
Bank loans (1)	19,000,000
Amounts available	13,500,000
Amounts outstanding	8,550,000
Average interest rate	6.76%
Maturity	2/06-6/07
Lines of credit (2)	$325,000,000
Amounts undisbursed	20,547,000
Amounts outstanding	304,453,000
Average interest rate	4.53%
Maturity	9/06
Margin loan	$10,663,000
Average interest rate	5.00%
Maturity	N/A
SBA debentures (3)	$77,250,000
Amounts undisbursed	0
Amounts outstanding	77,250,000
Average interest rate	6.02%
Maturity	9/11-9/15
Brokered CD’s	$219,107,000
Average Interest Rate	3.47%
Maturity	1/06-9/09

Total cash and remaining amounts undisbursed under credit facilities	$77,083,000

Total debt outstanding	$620,022,000

(1)	In January 2005, MFC entered into a $4,000,000 revolving note agreement with Atlantic Bank that matures in August 2006, and is secured by medallion loans in process of being sold to the Trust.
(2)	In January 2006, this line of credit was extended for an additional two years to September 2008, with the committed amount adjusting to $475,000,000.
(3)	In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a ten year period upon payment of a 1% fee and the infusion of $4,500,000 of additional capital.

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

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussion of our funding sources and asset liability management strategy, see Asset/Liability Management on page 39.

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

To the extent that we made (or continue to make in 2005 and beyond) distributions in excess of current and accumulated earnings and profits, these distributions were (and would be) treated first as a tax-free return of capital to the stockholder, reducing the tax basis of a stockholder’s common stock by the amount of such distribution (but not below zero). Distributions in excess of the stockholder’s tax basis are taxable as capital gains (if the common stock is held as a capital asset). In addition, any dividends declared by us in October, November, or December of any year and payable to a stockholder of record on a specific date in any such month shall be treated as both paid by us and received by the stockholder on December 31st of such year, provided that the dividend is actually paid by us during January of the following calendar year. Stockholders may not include in their individual income tax returns any net operating losses or capital losses by us.

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

As noted above, we were not taxed as a RIC in 2002 or 2003, and were taxed as a RIC in 2004. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution.

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

(iv)	Issuer meets such other criteria as the SEC may establish from time to time by rule;

(2)	Securities for which there is no public market and which are purchased in transactions not involving a public offering from the issuer of such securities where the issuer is an eligible portfolio company which is controlled by the BDC;

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

Under current SBA Regulations, the maximum rate of interest that MFC may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA Regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. At December 31, 2005, our outstanding medallion loans had a weighted average rate of interest of 6.46% and our outstanding commercial loans had a weighted average rate of interest of 10.70%. Current SBA Regulations also require that each loan originated by an SBIC have a term of between one and 20 years; loans to disadvantaged businesses also may be for a minimum term of one year.

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

SBICs must invest idle funds that are not being used to make loans in investments permitted under SBA Regulations. These permitted investments include direct obligations of, or obligations guaranteed as to principal and interest by, the government of the US with a term of 15 months or less and deposits maturing in one year or less issued by an institution insured by the FDIC. These permitted investments must be maintained in (i) direct obligations of, or obligations guaranteed as to principal and interest by, the US, which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less if the securities underlying the repurchase agreements are direct obligations of, or obligations guaranteed as to principal and interest by, the US, and such securities must be maintained in a custodial account in a federally insured institution; (iii) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (iv) a deposit account in a federally insured institution, subject to a withdrawal restriction of one year or less; (v) a checking account in a federally insured institution; or (vi) a reasonable petty cash fund.

SBICs may purchase voting securities of small business concerns in accordance with SBA Regulations. Although prior regulations prohibited an SBIC from controlling a small business concern except in limited circumstances, regulations adopted by SBA on October 22, 2002 (pursuant to Public Law 106-554) now allow an SBIC to exercise control over a small business for a period of seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with SBA’s prior written approval.

MEDALLION BANK’S OPERATION AS AN INDUSTRIAL BANK

In May 2002, the Company formed MB, which received approval from the FDIC for federal deposit insurance in October 2003. MB, a Utah-chartered industrial bank, is a depository institution subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. Under its banking charter, MB is empowered to make consumer and commercial loans, and may accept all FDIC-insured deposits other than demand deposits (checking accounts). The creation of MB allows the Company to apply stable and low-cost bank deposit funding for key lending business activities throughout the Company, which initially included taxicab medallion and asset-based lending, and now also includes consumer loans.

MB is subject to certain federal laws that restrict and control its ability to extend credit and provide or receive services between affiliates. See Note 18 to the consolidated financial statements. In addition, the FDIC has regulatory authority to prohibit MB from engaging in any unsafe or unsound practice in conducting its business. The effects of, and changes in, the level of regulatory scrutiny, regulatory requirements and initiatives, including certain mandatory and possibly discretionary actions by federal and State of Utah regulators, restrictions and limitations imposed by banking laws, examinations, audits, and possible agreements between MB and it regulators may affect the operations of MB.

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

In addition, pursuant to provisions of the FDIC Improvement Act of 1991 (FDICIA) and related regulations with respect to prompt corrective action, FDIC-insured institutions such as MB may only accept brokered deposits without FDIC permission if they meet specified capital standards, and are subject to restrictions with respect to the interest they may pay on deposits unless they are well-capitalized. To be well-capitalized under the prompt corrective action provisions, a bank must have a ratio of combined Tier I and Tier II capital to risk-weighted assets of not less than 10%, Tier I capital to risk-weighted assets of not less than 6%, and a Tier I capital to average assets of not less than 5%.

The FDIC, the Company, and MB have agreed that the capital levels of MB will at all times meet or exceed the levels required for MB to be considered well capitalized under the FDIC rules and regulations, that MB’s Tier 1 capital to total assets ratio will be maintained at not less than 15%, and that MB will maintain an adequate allowance for loan and lease losses. See Note 18 to the consolidated financial statements.

Transfers of Funds

Sections 23A and 23B of the Federal Reserve Act and applicable regulations also impose restrictions on MB. These restrictions limit the transfer of funds by a depository institution to certain of its affiliates, including the Company, in the form of loans, extensions of credit, investments, or purchases of assets. Sections 23A and 23B also require generally that the depository institution’s transactions with its affiliates be on terms no less favorable to MB than comparable transactions with unrelated third parties. See Note 18 to the consolidated financial statements.

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

EMPLOYEES

As of December 31, 2005, the Company employed 99 persons. The Company believes that relations with all of its employees are good.

AVAILABLE INFORMATION

Our corporate website is located at www.medallion.com. We make copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendment to those reports filed with or furnished to the SEC available to investors on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our SEC filings can be found in the For Investors section of our website, the address of which is http://www.medallion.com/investors.htm. Our Code of Ethical Conduct and Insider Trading Policy can be located in the Corporate Governance section of our website at http://www.medallion.com/investors_governance.htm. These documents, as well as our SEC filings are available in print to any stockholder who requests a copy from our Secretary.

ITEM 1A. RISK FACTORS

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

In order to be taxed as a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. At December 31, 2005, we had $15,000,000 under a Fed Funds Line with a commercial bank, $12,343,000 available under revolving credit agreements with commercial banks, and $1,950,000 of additional deposits that can be raised by MB at existing capital levels. Additionally, In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a ten year period upon payment of a 1% fee and the infusion of $4,500,000 of additional capital.

We may have difficulty raising capital to finance our planned level of lending operations.

Although the Company has demonstrated an ability to meet significant debt amortization requirements in the past, received approval to operate MB and begin raising federally-insured deposits, and has several existing sources of liquidity, there can be no assurance that additional funding sources to meet amortization requirements or future growth targets will be successfully obtained. See the additional discussion related to the credit facilities and note agreements in the Liquidity and Capital Resources section on page 40.

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

An economic downturn could result in certain of our commercial and consumer loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us, and increasing the level of delinquencies, defaults, and loan losses in our commercial and consumer loan portfolios. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2005 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

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

Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. At December 31, 2005, our net unrealized depreciation on investments was approximately $12,535,793 or 1.70% of our investment portfolio. Based upon current market conditions and current loan-to-value ratios, management believes, and our Board of Directors concurs, that the net unrealized depreciation on investments is adequate to reflect the fair value of the portfolio.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value an average of 10% each year. However, for sustained periods during that time, taxicab medallions have declined in value. During 2005, the value of New York City taxicab medallions increased by approximately 5% for individual medallions and 4% for corporate medallions.

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

Additionally the Company’s investment in MB, while representing 22% of the Company’s total RIC assets at December 31, 2005, currently falls within the guidelines of the 25% test described above. However, as an anticipated future growth vehicle of the Company, the investment in MB will need to be monitored for continued compliance with the test.

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

ITEM 1B. UNRESOLVED STAFF COMMMENTS

None.

ITEM 2. PROPERTIES

The Company leases approximately 17,000 square feet of office space in New York City for its corporate headquarters under a lease expiring in June 2016, and leases a facility in Long Island City, New York, of approximately 6,000 square feet for certain corporate back-office operations. The Company also leases office space for loan origination offices and subsidiaries operations in Boston, MA, Chicago, IL, Minneapolis, MN, and Princeton, NJ. MB leases space in Salt Lake City, UT. The Company does not own any real property, other than that obtained as a result of lending relationships. The Company believes that its leased properties, taken as a whole, are in good operating condition and are suitable for the Company’s current business operations.

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

No matters were submitted to a vote of security holders during the 2005 fourth quarter.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of March 13, 2006, there were approximately 114 holders of record of the Company’s common stock.

On March 14, 2006, the last reported sale price of our common stock was $12.74 per share. Historically, our common stock has traded at a premium to net asset value per share, and although there can be no assurance, the Company anticipates that its stock will again trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s common stock on the Nasdaq National Market.

2005	HIGH	LOW
Fourth Quarter	$11.50	$9.20
Third Quarter	10.77	9.51
Second Quarter	9.78	9.10
First Quarter	9.80	8.92

2004
Fourth Quarter	$9.70	$8.52
Third Quarter	9.19	6.78
Second Quarter	9.03	7.46
First Quarter	9.25	7.91

Information about our equity compensation plan is incorporated by reference in all information under caption “Equity Compensation Plan Information” included in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2006.

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

We have adopted a dividend reinvestment plan pursuant to which shareholders may elect to have distributions reinvested in additional shares of common stock. When we declare a dividend or distribution, all participants will have credited to their plan accounts the number of full and fractional shares (computed to three decimal places) that could be obtained with the cash, net of any applicable withholding taxes that would have been paid to them if they were not participants. The number of full and fractional shares is computed at the weighted average price of all shares of common stock purchased for plan participants within the 30 days after the dividend or distribution is declared plus brokerage commissions. The automatic reinvestment of dividends and capital gains distributions will not release plan participants of any income tax that may be payable on the dividend or capital gains distribution. Shareholders may terminate their participation in the dividend reinvestment plan by providing written notice to the Plan Agent at least 10 days before any given dividend payment date. Upon termination, we will issue to a shareholder both a certificate for the number of full shares of common stock owned and a check for any fractional shares, valued at the then current market price, less any applicable brokerage commissions and any other costs of sale. There are no additional fees or expenses for participation in the dividend reinvestment plan. Shareholders may obtain additional information about the dividend reinvestment plan by contacting the American Stock Transfer & Trust Company at 59 Maiden Lane, New York, NY, 10038.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005(2)	389,900	9.26	389,900	7,720,523

Total	1,353,233	9.07	1,353,233	—

(1)	The Company publicly announced its Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of the Company’s outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires after a certain number of days, except in certain cases where it is extended through completion of the authorized amounts. In November 2005, the Company extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than December 4, 2005 and were to conclude 180 days after the commencement of the purchases.
(2)	There were no repurchases made during the 2005 fourth quarter.

ITEM 6. SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2005, 2004, 2003, 2002, and 2001.

	Year ended December 31,
Dollars in thousands	2005	2004	2003	2002	2001
Statement of operations
Investment income	$57,173	$39,119	$26,214	$33,875	$42,102
Interest expense	24,397	16,063	12,042	20,243	25,576

Net interest income	32,776	23,056	14,172	13,632	16,526
Noninterest income	3,880	3,479	4,457	6,121	3,592
Operating expenses	21,235	18,937	17,174	27,565	17,619

Net investment income (loss) before income taxes	15,421	7,598	1,455	(7,812)	2,499
Income tax provision (benefit)	1,959	2,171	41	85	(16)

Net investment income (loss) after income taxes (1)	13,462	5,427	1,414	(7,897)	2,515
Net realized gains (losses) on investments	1,081	(26)	11,527	(6,335)	(3,015)
Net unrealized appreciation (depreciation) on investments (2)	(7,681)	17,111	(10,923)	1,620	(3,558)

Net increase (decrease) in net assets resulting from operations (3)	$6,862	$22,512	$2,018	$(12,612)	$(4,058)

Per share data
Net investment income (loss) (1)	$0.88	$0.41	$0.08	$(0.44)	$0.13
Income tax (provision) benefit	(0.11)	(0.12)	(0.00)	(0.00)	0.00
Net realized gains (losses) on investments	0.06	0.00	0.63	(0.35)	(0.17)
Net unrealized appreciation (depreciation) on investments	(0.44)	0.93	(0.60)	0.10	(0.20)

Net increase (decrease) in net assets resulting from operations (3)	$0.39	$1.22	$0.11	$(0.69)	$(0.24)

Dividends declared per share	$0.54	$0.37	$0.16	$0.03	$0.38

Weighted average common shares outstanding
Basic	17,087,034	18,001,604	18,245,774	18,242,728	16,582,179
Diluted	17,552,228	18,424,518	18,287,952	18,242,728	16,582,179

Balance sheet data
Net investments	$723,253	$643,541	$379,159	$356,246	$455,595
Total assets	792,973	709,910	456,494	425,288	507,756
Total borrowed funds	620,022	525,933	287,454	250,767	321,845
Total liabilities	626,919	539,448	294,378	263,423	332,732
Total shareholders’ equity	166,354	170,461	162,116	161,865	175,024

	Year ended December 31,
Dollars in thousands	2005	2004	2003	2002	2001
Selected financial ratios and other data
Return on average assets (ROA) (4)
Net investment income (loss) after taxes	1.78%	0.93%	0.34%	(1.71)%	0.46%
Net increase (decrease) in net assets resulting from operations	0.91	3.86	0.47	(2.72)	(0.75)
Return on average equity (ROE) (5)
Net investment income (loss) after taxes	8.02	3.33	0.90	(4.71)	1.48
Net increase (decrease) in net assets resulting from operations	4.09	13.82	1.24	(7.47)	(2.44)

Weighted average yields	8.16%	7.47%	6.93%	8.21%	8.71%
Weighted average cost of funds	3.51	3.10	3.21	4.91	5.27

Net interest margin (6)	4.65	4.37	3.72	3.30	3.44
Noninterest income ratio (7)	0.56	0.68	1.20	1.50	0.75
Operating expense ratio (8)	3.06	3.68	4.62	6.84	3.71

As a percentage of net investment portfolio
Medallion loans	62%	61%	76%	59%	55%
Commercial loans	20	21	23	39	44
Consumer loans	12	11	—	—	—
Equity investments	3	2	1	2	1
Investment securities	3	5	—	—	—

Investments to assets (9)	91%	91%	83%	84%	90%
Equity to assets (10)	21	24	36	38	34
Debt to equity (11)	373	309	177	155	184

(1)	Excluding the $63,000 and $9,417,000 costs of debt extinguishment in 2003 and 2002, the $6,700,000 of charges related to Chicago Yellow, the excess servicing asset, the additional bank charges, and the writeoff of transaction costs in 2001, net investment income after taxes would have been $1,519,000 or $0.08, $1,605,000 or $0.09 per share, and $9,199,000 or $0.55 in 2003, 2002, and 2001, respectively.
(2)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the year in the fair value of the Company’s investments, including the results of operations for MTM, where applicable.
(3)	Excluding the costs and charges described in note (1) and the $1,350,000 tax reserve adjustment in Media in 2001, net increase (decrease) in net assets resulting from operations would have been $2,081,000 or $0.11 per share, ($3,195,000) or ($0.18) per share, and $4,692,000 or $0.18 in 2003, 2002, and 2001, respectively.
(4)	ROA represents the net investment income after taxes or net increase (decrease) in net assets resulting from operations, divided by average total assets. Excluding the costs and charges described in note (1), ROAs based on net investment income after taxes would have been 0.35%, 0.35%, and 1.71%, for 2003, 2002, and 2001, respectively. ROAs based on net increase (decrease) in net assets resulting from operations would have been 0.48%, (0.69%),and 0.49%, respectively.
(5)	ROE represents the net investment income after taxes or net increase (decrease) in net assets resulting from operations divided by average shareholders’ equity. Excluding the costs and charges described in note (1), ROEs based on net investment income after taxes would have been 0.91%, 0.90%, and 5.54% for 2003, 2002, and 2001, respectively. ROEs based on net increase (decrease) in net assets resulting from operations would have been 1.28%, (1.89%), and 1.59%, respectively.
(6)	Net interest margin represents net interest income for the year divided by average interest earning assets. Excluding the interest income-related costs described in note (1), net interest margin would have been 4.08% for 2001.
(7)	Noninterest income ratio represents noninterest income divided by average interest earning assets. For 2001, noninterest income ratio adjusted for the excess servicing asset of $2,050,000 was 3.39%.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets. Excluding the $63,000 and $9,417,000 costs of debt extinguishment in 2003 and 2002, and $550,000 in 2001 to write off transaction, acquisition-related, and other non-recurring charges, the ratios would have been 4.60%, 4.52%, and 3.60%, respectively.
(9)	Represents net investments divided by total assets as of December 31.
(10)	Represents total shareholders’ equity divided by total assets as of December 31.
(11)	Represents total debt (floating rate and fixed rate borrowings) divided by total shareholders’ equity as of December 31.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2005, 2004, and 2003. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 16.

CRITICAL ACCOUNTING POLICIES

The SEC has recently issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of the Company’s consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by the Company include valuation of loans, evaluation of the recoverability of accounts receivable and income tax assets, and the assessment of litigation and other contingencies. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2005, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

GENERAL

The Company is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses. Since 1996, the year in which the Company became a public company, it has increased its medallion loan portfolio at a compound annual growth rate of 14%, and its commercial loan portfolio at a compound annual growth rate of 15%. Total assets under our management, which includes assets serviced for third party investors, were approximately $802,000,000 at December 31, 2005, and have grown at a compound annual growth rate of 16% from $215,000,000 at the end of 1996.

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

	December 31, 2005		December 31, 2004		December 31, 2003
(Dollars in thousands)	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance
Medallion loans
New York	6.23%	$351,014	5.76%	$305,157	6.00%	$231,955
Chicago	6.99	52,242	6.33	52,883	6.74	26,543
Boston	7.47	27,879	7.31	19,857	7.54	15,490
Newark	8.49	6,541	9.14	6,841	9.52	7,744
Cambridge	7.21	5,664	7.19	4,947	7.20	4,077
Other	7.53	6,464	8.18	2,804	9.77	2,556

Total medallion loans	6.46	449,804	6.01	392,489	6.29	288,365

Deferred loan acquisition costs		1,217		851		905
Unrealized depreciation on loans		(1,348)		(1,209)		(1,058)

Net medallion loans		$449,673		$392,131		$288,212

Commercial loans
Asset based	9.64%	$72,085	7.97%	$47,959	7.23%	$18,179
Secured mezzanine	14.06	53,207	14.28	49,006	13.02	27,166
Other secured commercial	7.06	28,058	8.28	27,247	7.58	30,202
SBA Section 7(a) (2)	—	—	7.65	19,703	6.93	17,540

Total commercial loans(2)	10.70	153,350	10.13	143,915	8.98	93,087

Deferred loan acquisition costs		67		798		741
Discount on SBA Section 7(a) loans sold(2)		—		(602)		(998)
Unrealized depreciation on loans		(7,621)		(7,276)		(6,860)

Net commercial loans		$145,796		$136,835		$85,970

Consumer loans
Marine	18.39%	$42,052	18.60%	$35,933	—%	$—
RV	18.49	41,945	18.56	15,896	—	—
Other	18.57	4,283	18.79	17,808	—	—

Total consumer loans	18.45	88,280	18.64	69,637	—	—

Deferred loan acquisition costs		1,350		106		—
Unrealized depreciation on loans		(3,952)		(3,412)		—

Net consumer loans		$85,678		$66,331		$—

Equity investments	1.53%	$23,384	1.37%	$32,960	0.00%	$4,690

Unrealized appreciation on equities		629		685		287

Net equity investments		$24,013		$33,645		$4,977

Investment securities	4.11%	$17,873	3.92%	$14,144	—%	$—

Unrealized depreciation on investment securities		(243)		(49)		—
Premiums paid on purchased securities		463		504		—

Net equity investments		$18,093		$14,599		$—

Investments at cost (3)	8.58%	$732,691	7.99%	$653,146	6.86%	$386,142

Deferred loan acquisition costs		2,634		1,755		1,646
Unrealized appreciation on equities		629		685		287
Discount on SBA Section 7(a) loans sold(2)		—		(602)		(998)
Unrealized depreciation on investment securities		(243)		(49)		—
Premiums paid on purchased securities		463		504		—
Unrealized depreciation on loans		(12,921)		(11,898)		(7,918)

Net investments		$723,253		$643,541		$379,159

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.
(2)	The Company sold substantially all of the SBA Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.
(3)	The weighted average interest rate for the entire loan portfolio (medallion, commercial, and consumer loans) was 8.93%, 8.44%, and 6.95% at December 31, 2005, 2004, and 2003.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at December 31, 2005 was 8.58% (8.93% for the loan portfolio), an increase of 59 basis points from 7.99% at December 31, 2004, which was an increase of 113 basis points from 6.86% at December 31, 2003. The increase from 2004 to 2005 primarily reflected the market increase in interest rates. The increase from 2003 to 2004 primarily reflected the impact of the RV/Marine portfolio purchase and strong growth in the commercial loan portfolio, both at higher yields. The Company expects to try to increase the percentage of commercial and consumer loans in the total portfolio, the origination of floating and adjustable-rate loans, and the level of non-New York medallion loans to enhance our yields.

Medallion Loan Portfolio

The Company’s medallion loans comprised 62% of the net portfolio of $723,253,000 at December 31, 2005, compared to 61% of $643,541,000 at December 31, 2004 and 76% of $379,159,000 at December 31, 2003. The medallion loan portfolio increased by $57,541,000 or 15% in 2005, primarily reflecting increases in New York and Boston. The increase in the New York market can be attributed to new business marketing efforts, the conversion of participations into owned loans, and the general increase in medallion values and related refinancings. Total medallion loans serviced for third parties were $8,784,000, $16,658,000, and $36,245,000 at December 31, 2005, 2004, and 2003.

The weighted average yield of the medallion loan portfolio at December 31, 2005 was 6.46%, an increase of 45 basis points from 6.01% at December 31, 2004, which was a decrease of 28 basis points from 6.29% at December 31, 2003. The increase in yield primarily reflected the impact of rising interest rates in the economy and the effects of borrower refinancings. The decreases in yield a year ago primarily reflected the generally lower level of interest rates in the economy, and the effects of borrower refinancings. At December 31, 2005, 22% of the medallion loan portfolio represented loans outside New York, compared to 22% and 19% at year-end 2004 and 2003. The Company continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Since 1997, and until 2002, the Company shifted the total portfolio mix toward a higher percentage of commercial loans, which historically had higher yields than medallion loans, and represented 20% of the net investment portfolio as of December 31, 2005, compared to 21% and 23% at December 31, 2004 and 2003, respectively. Commercial loans increased by $8,962,000 or 7% during 2005 primarily reflecting increased loan originations in the asset-based and mezzanine loan portfolios, partially offset by the sale of $19,414,000 of SBA Section 7 (a) loans. Total commercial loans serviced for third parties were $349,000, $106,508,000, and $138,643,000 at December 31, 2005, 2004, and 2003, and included $0, $98,773,000, and $117,548,000, respectively, related to the SBA Section 7(a) business. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

The weighted average yield of the commercial loan portfolio at December 31, 2005 was 10.70%, an increase of 57 basis points from 10.13% at December 31, 2004, which was up 115 basis points from 8.98% at December 31, 2003. The increased yield reflected the increases in market interest rates. The increase in 2004 was primarily due to the higher origination volume in the high yielding mezzanine loan portfolio, partially offset by increased customer refinancing activities at lower rates. The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. At December 31, 2005, variable-rate loans represented approximately 54% of the commercial portfolio, compared to 43% and 58% at December 31, 2004 and 2003. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer loan portfolios

The Company’s consumer loans represented 12% of the net investment portfolio as of December 31, 2005 compared to 11% at December 31, 2004. About half of the existing portfolio was purchased on April 1, 2004 from an unrelated financial institution and the transaction closed May 6, 2004. The Company started originating new adjustable rate consumer loans during the 2004 third quarter. Recreational vehicles, boats, and horse trailers located in all 50 states collateralize the loans. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the consumer loan portfolio at December 31, 2005 was 18.45%, a decrease of 19 basis points from 18.64% at December 31, 2004. For 2005 and 2004, the amortization of the portfolio purchase premium reduced the yield by an average of 1.90% and 2.62%, respectively. At December 31, 2005, adjustable rate loans represented approximately 89% of the consumer portfolio compared to 85% at December 31, 2004.

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

The following table shows the trend in loans 90 days or more past due as of December 31,

	2005		2004			2003
Medallion loans	$6,080,000	0.9%	$7,547,000	1.2	% (1)	$4,569,000	1.2	%(1)

Commercial loans
Secured mezzanine	7,970,000	1.1	8,171,000	1.4		7,543,000	2.0
SBA Section 7(a)(2)	—	0.0	1,884,000	0.3		4,143,000	1.1
Asset-based receivable	—	0.0	—	0.0		—	0.0
Other secured commercial	2,673,000	0.4	1,251,000	0.2		2,842,000	0.7

Total commercial loans	10,643,000	1.5	11,306,000	1.9		14,528,000	3.8

Total consumer loans	695,000	0.1	541,000	0.1		—	0.0

Total loans 90 days or more past due	$17,418,000	2.5%	$19,394,000	3.2%		$19,097,000	5.0%

(1)	Percentage is calculated against the total loan portfolio.
(2)	The company sold all of the SBA section 7 (a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

In general, collection efforts since the establishment of our collection department have substantially contributed to the sizable reduction in overall delinquencies. The decreases in medallion delinquencies primarily reflected the foreclosure of $2,869,000 of Chicago medallions, and improvements in other borrower payment patterns. Secured mezzanine financing delinquencies have decreased, primarily reflecting payment activity, and to a lesser extent chargeoffs. The Company sold all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. Included in the SBA Section 7(a) delinquency figures are $0, $288,000, and $845,000 at December 31, 2005, 2004, and 2003, which represented loans repurchased for the purpose of collecting on the SBA guarantee. The increase in other secured commercial loans primarily related to several customers being monitored by the collections group, and from an overall standpoint was down from a year ago. The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

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

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) (excluding MTM and foreclosed properties) on investments for the years ended December 31, 2005, 2004 and 2003.

	Loans	Equity Investments	Total
Balance December 31, 2002 (1)	$(6,997,426)	$6,039,584	$(957,842)
Increase in unrealized
Appreciation on investments	—	1,857,627	1,857,627
Depreciation on investments	(3,223,280)	122,400	(3,100,880)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(11,811)	(7,732,566)	(7,744,377)
Losses on investments	2,314,726	—	2,314,726

Balance December 31, 2003 (1)	(7,917,791)	287,045	(7,630,746)
Increase in unrealized
Appreciation on investments	—	2,820,058	2,820,058
Depreciation on investments (2)	(6,258,518)	(2,478,552)	(8,737,070)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—
Losses on investments	5,522,591	7,588	5,530,179
RV/Marine reserve (3)	(4,243,854)	—	(4,243,854)
Other (4)	1,000,000	—	1,000,000

Balance December 31, 2004 (1)	(11,897,572)	636,139	(11,261,433)
Increase in unrealized
Appreciation on investments	157,693	(469,587)	(311,894)
Depreciation on investments (2)	(5,412,455)	(1,266,799)	(6,679,254)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	1,485,883	1,485,883
Losses on investments	3,151,315	—	3,151,315
Reversal of reserves on sold SBA Section 7(a) loans	1,339,875	—	1,339,875
Other	(260,284)	(1)	(260,285)

Balance December 31, 2005 (1)	$(12,921,428)	$385,635	$(12,535,793)

(1)	Excludes unrealized depreciation of $1,396,750, $512,281, $317,361, and $128,738 on foreclosed properties at December 31, 2005, 2004, 2003, and 2002, respectively.
(2)	Includes $193,878 and $49,220 of depreciation on investment securities for the years ended December 31, 2005 and 2004.
(3)	Reflects the difference between the purchase price of the portfolio and the actual nominal value of the loan contracts acquired.
(4)	Reflects the reclassification of a reserve related to collateral appreciation participation loans to accounts payable and accrued expenses.

The following table presents credit-related information for the investment portfolios as of December 31.

	2005	2004	2003
Total loans
Medallion loans	$449,672,510	$392,131,108	$288,211,557
Commercial loans	145,796,651	136,834,891	85,970,205
Consumer loans	85,678,412	66,330,748	—

Total loans	681,147,573	595,296,747	374,181,762
Equity investments (1)	24,012,508	33,645,424	4,976,763
Investment securities	18,092,838	14,598,837	—

Net investments	$723,252,919	$643,541,008	$379,158,525

Unrealized appreciation (depreciation) on investments
Medallion loans	$(1,348,535)	$(1,209,187)	$(1,058,196)
Commercial loans	(7,621,156)	(7,275,972)	(6,859,595)
Consumer loans	(3,951,737)	(3,412,413)	—

Total loans	(12,921,428)	(11,897,572)	(7,917,791)
Equity investments	628,732	685,359	287,045
Investment securities	(243,097)	(49,220)	—

Total unrealized appreciation (depreciation) on investments	$(12,535,793)	$(11,261,433)	$(7,630,746)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(0.30)%	(0.31)%	(0.37)%
Commercial loans	(4.97)	(5.06)	(7.98)
Consumer loans	(4.41)	(4.90)	—
Total loans	(1.86)	(1.96)	(2.12)
Equity investments	2.69	2.08	5.77
Investment securities	(1.33)	(0.35)	—
Net investments	(1.70)	(1.72)	(2.01)

(1)	Represents common stock and warrants held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Realized gains (losses) on loans and equity investments
Medallion loans	$(390,990)	$7,059	$(121,664)
Commercial loans	(326,483)	(3,305,799)	(2,153,677)
Consumer loans (1)	(2,524,609)	(2,348,862)	—

Total loans	(3,242,082)	(5,647,602)	(2,275,341)
Equity investments	4,323,087	5,627,794	13,801,969
Investment securities	—	(5,983)	—

Total realized gains (losses) on loans and equity investments	$1,081,005	$(25,791)	$11,526,628

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(0.09)%	0.00%	(0.05)%
Commercial loans	(0.21)	(2.64)	(2.13)
Consumer loans (2)	(3.18)	(5.25)	—
Total loans	(0.49)	(1.12)	(0.62)
Equity investments	14.85	39.74	274.56
Investment securities	—	(0.08)	—
Net investments	0.15	(0.01)	3.10

(1)	Includes realized losses of $162,037, $38,639, and $161,682 for the years ended December 31, 2005, 2004, and 2003, respectively, related to foreclosed properties which are carried in other assets on the consolidated balance sheet.
(2)	Realized losses represented 2.69% of the acquired consumer portfolio in 2004, the lower average balance for the year has a distortive effect on the calculated number shown in the table above.

Equity Investments

Equity investments were 3%, 5%, and 1%, of the Company’s total portfolio at December 31, 2005, 2004, and 2003. Equity investments are comprised of common stock and warrants. The decrease in equity investments during 2005 primarily reflected the sale of 200,000 of the 933,521 shares of common stock of CCU, and the increase during 2004 primarily reflected the receipt of 933,521 shares of common stock of CCU in a tax-free exchange for 100% of our ownership interest in Media, partially offset by the sale of 100,000 of the CCU shares.

Investment Securities

Investment securities were 3% and 2% of the Company’s total portfolio at December 31, 2005 and 2004. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by MB to better utilize required cash liquidity.

Trend in Interest Expense

The Company’s interest expense is driven by the interest rates payable on its short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The establishment of the Merrill Lynch Commercial Finance Corp. (MLB) line of credit in September 2002 and its favorable renegotiation in September 2003 and January 2005 had the effect of substantially reducing the Company’s cost of funds. In addition, MB began raising brokered bank certificates of deposit during 2004, which were at the Company’s lowest borrowing costs. As a result of MB raising funds through certificates of deposits as previously noted, the Company was able to realign the ownership of some of its medallion loans and related assets to MB allowing the Company and its subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, MB is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

During the 2002 third quarter, the Trust closed a $250,000,000 line of credit with MLB for lending on medallion loans (which was $325,000,000 through the end of 2005, and which was increased to $475,000,000 in January 2006), which was priced at LIBOR plus 1.50%, excluding fees and other costs. All of the draws on this line were paid to MFC for medallion loans purchased, and were used by MFC to repay higher priced debt with the banks and noteholders, and to purchase loans for the Trust from participants and affiliates. During the 2003 third quarter, this line was renewed and extended, and borrowings were generally at LIBOR plus 1.25%. During the 2005 first quarter, this line was further renewed and extended, and borrowings are now generally at LIBOR plus 0.75%. In addition, $20,060,000 of higher priced SBA debentures were repaid during 2003, and $15,150,000 was drawn back at lower borrowing rates.

The September 13, 2002 amendments repriced the bank loans to 5.25% for the Company and 4.75% for MFC, and repriced MFC’s senior secured notes to 8.85%. In addition to the interest rate charges, approximately $15,980,000 had been incurred through December 31, 2005 for attorneys and other professional advisors, most working on behalf of the lenders, and for prepayment penalties and default interest charges, of which $0, $0, and $63,000 was expensed as part of costs of debt extinguishment, and $765,000, $1,462,000, and $2,325,000 was expensed as part of interest expense in 2005, 2004, and 2003, respectively.

The Company’s cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Notes 4 and 5 to the consolidated financial statements for details on the terms of all outstanding debt. The Company’s debentures issued to the SBA typically have terms of ten years.

The Company measures its borrowing costs as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for 2005, 2004, and 2003. Average balances have increased from a year ago, primarily reflecting the establishment of MB and its resulting growth, and the funding needs to support the growth in the Company’s other investment portfolios. The increase in borrowing costs reflected the trend of increasing interest rates in the economy and additional long-term SBA debt at higher rates, partially offset by the raising of low-cost deposits by MB.

	Interest Expense	Average Balance	Average Borrowing Costs
December 31, 2005
Floating rate borrowings	$13,398,536	$306,236,000	4.38%
Fixed rate borrowings	10,998,237	267,370,000	4.11

Total	$24,396,773	$573,606,000	4.25

December 31, 2004
Floating rate borrowings	$8,921,750	$221,098,000	4.04%
Fixed rate borrowings	7,141,833	192,000,000	3.72

Total	$16,063,583	$413,098,000	3.88

December 31, 2003(1)
Floating rate borrowings	$7,862,552	$198,207,000	3.97%
Fixed rate borrowings	4,179,379	60,900,000	6.87

Total	$12,041,931	$259,107,000	4.65

(1)	Included in interest expense in 2003 was $543,000 of interest reversals. Adjusted for this amount, the floating rate borrowings average borrowing costs would have been 4.24%, and the total average borrowing costs would have been 4.86%.

The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under SBIA and SBA regulations. The Company believes that financing operations primarily with short-term floating rate secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain hedging strategies. At December 31, 2005, 2004, and 2003, short-term floating rate debt constituted 52%, 52%, and 80% of total debt, respectively. The decrease in 2004 reflects the issuance of bank certificates of deposit by MB, that are primarily of a short-term nature.

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

Consolidated Results of Operations

For the Years Ended December 31, 2005 and 2004

Net increase in net assets resulting from operations was $6,862,000 or $0.39 per diluted common share in 2005, down $15,651,000 or 70% from $22,512,000 or $1.22 in 2004, which included net realized/unrealized gains of $22,417,000 primarily related to the 2004 exchange of our investment in Media for stock of Clear Channel. Excluding those gains, net increase in net assets resulting from operations increased primarily from higher net interest income resulting from portfolio growth, partially offset by increased operating expenses and increased net realized/unrealized losses in the portfolio for various mezzanine and consumer investments. Also reflected in 2005 was the full impact of the consumer business line, which commenced May 2004. Net investment income after taxes was $13,462,000 or $0.77 per diluted common share in 2005, up $8,035,000 from $5,427,000 or $0.29 per share in 2004.

Investment income was $57,173,000 in 2005, up $18,054,000 or 46% from $39,119,000 a year ago, and included $13,027,000 in income earned on the purchased/originated consumer portfolio, compared to $8,953,000 for 2004. Investment income in 2005 also benefited from interest recoveries of $1,480,000 from certain investments. Excluding those items, investment income increased $12,500,000 or 41% compared to a year ago, primarily reflecting growth in the other investment portfolios. The yield on the investment portfolio was 8.16% in 2005, up 9% from 7.47% a year ago, reflecting the impact of the higher yielding consumer portfolio, the general increase in market interest rates, and the interest recoveries. The yield on the investment portfolio excluding the consumer portfolio and the interest recoveries was 6.81% in 2005, up 9% from 6.25% in 2004. Average investments outstanding were $694,920,000 in 2005, up 34% from $518,078,000 a year ago. Excluding the consumer portfolio, average investments outstanding were $619,412,000, in 2005, up 30% from $475,566,000 a year ago, reflecting the growth in the other portfolios.

Medallion loans were $449,673,000 at year end, up $57,542,000 or 15% from $392,131,000 a year ago, representing 62% of the investment portfolio compared to 61% in 2004, and were yielding 6.46% compared to 6.01% in 2004, an increase of 7%. The increase in outstandings primarily reflected efforts to book new business and repurchase certain participations, primarily in the New York City and Boston markets, and also reflected the increase in medallion values. The managed medallion portfolio was $458,457,000 at year end, up $49,678,000 or 12% from $408,779,000 a year ago. The commercial loan portfolio was $145,797,000 at year end, compared to $136,835,000 a year ago, an increase of $8,962,000 or 7%, and represented 20% of the investment portfolio compared to 21% in 2004. Included in the 2004 amounts were $19,457,000 of SBA 7(a) loans which were sold for book value during 2005. Excluding those loans, commercial loans increased 24%. Commercial loans yielded 10.70% at year end, compared to 10.13% a year ago, an increase of 4%, reflecting the increases in market interest rates during year, the floating rate nature of much of the portfolio, and the growth in higher yielding portfolios. The increase in commercial loans was concentrated in asset based receivables and high-yield mezzanine loans. The managed commercial portfolio was $146,146,000 at year end, down $97,197,000 or 40% from $243,343,000 a year ago, but up $21,033,000 or 17% from $125,113,000 excluding the sold SBA 7(a) loans, primarily reflecting the increases described above, partially offset by increased loan participations purchased. The consumer loan portfolio of $85,678,000 was up $19,347,000 or 29% from $66,331,000 a year ago, and represented 12% of the investment portfolio at year end compared to 11% a year ago, and yielded 18.45% compared to 18.64% a year ago. The increase reflected the new origination volumes over the last year, partially offset by the runoff in the acquired portfolio. Equity investments were $24,013,000, down $9,632,000 or 29% from $33,645,000 a year ago, primarily reflecting the sale of a portion of the CCU common stock received for our ownership interest in Media, and losses taken on certain mezzanine investments, and represented 3% of the investment portfolio and had a dividend yield of 1.53%, compared to 5% and 1.37% a year ago. Investment securities of $18,093,000 were up $3,494,000 or 24% from $14,599,000 a year ago, and represented 3% of the investment portfolio, and yielded 4.11%, compared to 2% and 3.92% a year ago. See page 28 for a table that shows balances and yields by type of investment.

Interest expense was $24,397,000 in 2005, up $8,333,000 or 52% from $16,064,000 in 2004. The increase in interest expense was primarily due to higher average borrowed funds outstanding. Average debt outstanding was

$573,606,000 for 2005, compared to $413,098,000 a year ago, an increase of 39%, primarily reflecting increased utilization of the MLB Line, the increase in brokered CD’s, and in other borrowings used to fund portfolio investment growth. The cost of borrowed funds was 4.25% in 2005, compared to 3.89% a year ago, an increase of 9%, reflecting increases in the general level of interest rates over the last year. See page 34 for a table which shows average balances and cost of funds for the Company’s funding sources.

Net interest income was $32,776,000 and the net interest margin was 4.65% for 2005, up $9,720,000 or 42% from $23,056,000 in 2004, which represented a net interest margin of 4.37%, all reflecting the items discussed above.

Noninterest income was $3,880,000 in 2005, up $401,000 or 12% from $3,479,000 a year ago. Gains on the sale of loans were $885,000 in 2005, down $19,000 or 2% from $904,000 in 2004. During 2005, $10,785,000 of guaranteed loans were sold under the SBA program, compared to $10,311,000 in 2004, an increase of 5%. The change in gains on sale under the SBA program primarily reflected the sale of the SBA loan portfolio during the 2005 fourth quarter, as well as the level of loan origination and sales activities during the rest of the year, partially offset by lower market-determined net premiums received on the sales in 2005. Other income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was $2,996,000 in 2005, compared to $2,575,000 a year ago, an increase of $421,000 or 16%. Included in 2005 were $892,000 of prepayment penalties from several large paid-off loans. Excluding the prepayment penalties, other income in 2005 decreased $471,000 or 18%, primarily reflecting the $447,000 decline in servicing fee income and other related income amounts associated with the sold SBA (7a) loan portfolio.

Operating expenses were $21,235,000 in 2005, compared to $18,937,000 in 2004, an increase of $2,298,000 or 12%, primarily reflecting increased expenses associated with the growth of MB, partially offset by the reduced costs associated with the sold SBA 7(a) loan portfolio. Salaries and benefits expense was $10,930,000 in 2005, up $1,513,000 or 16% from $9,417,000 in 2004, primarily reflecting an increase in headcount compared to 2004, mostly related to MB and BLL, and higher levels of salaries and bonuses, partially offset by higher amounts of salary deferrals related to loan originations. Professional fees were $2,267,000 in 2005, up $491,000 or 28% from $1,776,000 a year ago, primarily reflecting higher investment project-related professional costs, increased legal and accounting costs, including costs related to the Company’s compliance with Sarbanes-Oxley, and in 2004 was reduced by expense reimbursements for professional fees associated with the Media sale. Other operating expenses of $8,038,000 in 2005 were up $294,000 or 4% from $7,744,000 a year ago. The increase primarily reflected increased expenses associated with the growth of MB, including servicing costs for the consumer portfolio, greater usage of temporary help, and increased expenses associated with business development activities, partially offset by reduced levels of miscellaneous taxes, loan collections, insurance, and other expenses.

Income tax expense was $1,959,000 in 2005, compared to $2,171,000 a year ago, primarily reflecting MB’s provision for taxes, which in 2005 included a credit for refunded taxes of $365,000, and a reduction in the tax valuation reserve of $226,000.

Net unrealized depreciation on investments was $7,682,000 in 2005, compared to appreciation of $17,110,000 in 2004, a decrease of $24,792,000. During the 2004 third quarter, the Company exchanged its investment in Media for common stock of Clear Channel, resulting in an unrealized gain of $23,512,000 and a realized gain of $1,477,000. Net unrealized depreciation net of the exchange gain and Media’s pre-sale operations was $3,575,000 in 2004, resulting in increased depreciation of $4,107,000 in 2005. Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2005 activity resulted from reversals of unrealized appreciation associated with equity investments that were sold of $5,514,000, net unrealized depreciation on loans of $5,049,000, and net unrealized depreciation on foreclosed property of $1,123,000, partially offset by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $3,602,000 and net unrealized appreciation on equity investments of $402,000. The 2004 activity resulted from net unrealized depreciation on loans of $6,258,000, the reversals of unrealized appreciation associated with equity investments that were sold of $2,676,000, net decreases in the valuation of equity investments of $2,479,000, and net unrealized depreciation of $512,000 on foreclosed property, partially offset by the reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $5,530,000 and unrealized appreciation on equity investments of $2,820,000.

Also included in unrealized appreciation (depreciation) on investments were the net losses of the MTM divisions of the Company prior to their sale during the 2004 third quarter. MTM generated net losses of $2,827,000 in 2004. The Company’s investment in Media was exchanged for stock in Clear Channel, as described above, and Japan was sold to its management, which resulted in a realized gain of $255,000.

The Company’s net realized gain on investments was $1,081,000 in 2005, compared to losses of $26,000 in 2004, reflecting the above and net direct gains on sales of equity investments of $2,439,000, partially offset by net direct chargeoffs of $3,115,000 and net direct losses on sales of foreclosed property of $162,000. The 2004 activity reflected the above and net direct chargeoffs of $86,000 and direct losses on sales of foreclosed property of $25,000, partially offset by direct gains on sales of equity investments of $1,462,000.

The Company’s net realized/unrealized losses on investments were $6,601,000 in 2005, compared to gains of $17,085,000 in 2004, reflecting the above.

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

Medallion loans were $392,131,000 at year end, up $103,919,000 or 36% from $288,212,000 a year ago, representing 61% of the investment portfolio compared to 76% in 2003, and were yielding 6.01% compared to 6.29%, a decrease of 4%. The increase in outstandings primarily reflected efforts to book new business and repurchase certain participations, primarily in the New York City and Chicago markets, to maximize the utilization of the lower cost MLB line, and reflects the success of the recent New York medallion auctions and the increase in medallion values. As medallion loans renewed during the year and new business was booked, they were priced at generally lower current market rates compared to a year ago. The commercial loan portfolio was $136,835,000 at year end, compared to $85,970,000 a year ago, an increase of $50,865,000 or 59%, and represented 21% of the investment portfolio compared to 23% in 2003. Commercial loans yielded 10.13% at year end, compared to 8.98% a year ago, reflecting the increases in market interest rates during the last half of the year, the floating rate nature of much of the portfolio, and the growth in higher yielding portfolios. The increase in commercial loans was concentrated in asset based receivables (including repurchased participations) and high-yield mezzanine loans. The new consumer loan portfolio of $66,331,000, which is composed primarily of purchased loans, represented 11% of the investment portfolio at year end, and yielded 18.64%. Equity investments were $33,645,000, up $28,668,000 from a year ago, primarily reflecting the receipt of CCU common stock for our ownership interest in Media, and represented 5% of the investment portfolio and had a dividend yield of 1.37% at year end. Investment securities of $14,599,000, or 2% of the investment portfolio, represented more liquid investments in 2004 required by MB, and yielded 3.92%. See page 28 for a table that shows balances and yields by type of investment.

Interest expense was $16,064,000 in 2004, up $4,022,000 or 33% from $12,042,000 in 2003. Included in interest expense in 2004 was $1,432,000 related to the amortization of debt origination costs on the ML Line, compared to $2,325,000 in 2003, which was partially offset by $543,000 of interest reversals. The increase in interest expense was due to higher average borrowed funds outstanding, partially offset by lower borrowing costs. Average debt outstanding was $413,098,000, compared to $259,107,000 a year ago, an increase of 59%, reflecting the newly raised brokered CD’s, increased utilization of the ML Line, and other borrowings used to fund portfolio investment growth, including the RV/Marine portfolio purchase. The cost of borrowed funds was 3.88% in 2004, compared to 4.65% a year ago, a decrease of 17%, primarily attributable to the increased utilization of low cost brokered deposit financing and the lower cost ML Line. Approximately 53% of the Company’s debt was short-term and floating or adjustable rate at year end, compared to 80% a year ago. See page 34 for a table which shows average balances and cost of funds for the Company’s funding sources.

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

Operating expenses were $18,937,000 in 2004, compared to $17,174,000 in 2003, an increase of $1,763,000 or 10%. Salaries and benefits expense was $9,417,000, up $307,000 or 3% from $9,110,000 in 2003, primarily reflecting higher levels of salaries and increased headcount in 2004, including the first full year of MB operations , partially offset by reductions related to loan origination activities. Professional fees were $1,776,000 in 2004, up $528,000 or 42% from $1,248,000 a year ago, primarily reflecting increased legal and accounting costs, including costs related to the Company’s compliance with Sarbanes-Oxley, compared to unusually low amounts in 2003, which reflected transitional changes in the Company’s accounting and legal relationships. Other operating expenses of $7,744,000 in 2004 were up $928,000 or 14% from $6,816,000 a year ago (which included $63,000 of costs of debt extinguishment), primarily reflecting a higher level of operating expenses, mostly due to the growth of MB, including $892,000 of newly incurred service costs for the RV/Marine portfolio, increased directors fees, and higher levels of rent, partially offset by lower loan collection expenses.

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

In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving line of credit or issued as certificates of deposit, for terms of up to five years. The Company had outstanding SBA debentures of $77,250,000 with a weighted average interest rate of 6.02%, constituting 13% of the Company’s total indebtedness as of December 31, 2005. Also, as of December 31, 2005, portions of the adjustable rate debt with Banks repriced at intervals of as long as 22 months, and certain of the certificates of deposit were for terms of up to 45 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents the Company’s interest rate sensitivity gap at December 31, 2005, compared to the respective positions at the end of 2004 and 2003. The principal amount of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. The Company has not reflected an assumed annual prepayment rate for such assets in this table.

	December 31, 2005 Cumulative Rate Gap (1) (In 000’s)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$112,688	$—	$—	$—	$—	$—	$—	$112,688
Adjustable rate	98,944	15,047	54,018	716	1,196	7	499	170,427
Fixed-rate	54,605	70,504	171,699	72,627	50,217	6,841	19,897	446,390
Cash	22,838	—	—	—	—	—	—	22,838

Total earning assets	$289,075	$85,551	$225,717	$73,343	$51,413	$6,848	$20,396	$752,343

Interest bearing liabilities
Revolving line of credit	$235,115	$80,000	$—	$—	$—	$—	$—	$315,115
Certificates of deposit	127,768	40,188	31,358	19,793	—	—	—	219,107
Notes payable to banks	8,550	—	—	—	—	—	—	8,550
SBA debentures	—	—	—	—	—	17,985	59,265	77,250

Total liabilities	$371,433	$120,188	$31,358	$19,793	$—	$17,985	$59,265	$620,022

Interest rate gap	$(82,358)	$(34,637)	$194,359	$53,550	$51,413	$(11,137)	$(38,869)	$132,321

Cumulative interest rate gap (2)	$(82,358)	$(116,995)	$77,364	$130,914	$182,327	$171,190	$132,321	—

December 31, 2004 (2)	$27,175	$52,388	$62,710	$108,181	$173,610	$176,752	$131,520	—
December 31, 2003 (2)	(61,987)	(6,176)	104,121	123,280	181,851	189,272	141,674	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was 11%, 4%, and (14%) as of December 31, 2005, 2004, and 2003.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in cumulative one year positive interest rate gap and related ratio of $47,912,000 or 6%, $136,030,000 or 21%, and $19,136,000 or 4% for December 31, 2005, 2004, and 2003, respectively.

The Company’s interest rate sensitive assets were approximately $752,343,000 and interest rate sensitive liabilities were $620,022,000 at December 31, 2005. The one-year cumulative interest rate gap was a negative $82,358,000 or 11% of interest rate sensitive assets, compared to a positive $27,175,000 or 4% at December 31, 2004. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a positive gap of $47,912,000 or 6% at December 31, 2005. The Company seeks to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Interest Rate Cap Agreements

From time-to time, the Company enters into interest rate cap agreements to manage the exposure of the portfolio to increases in market interest rates by hedging a portion of its variable-rate debt against increases in interest rates. There were no interest rate caps outstanding during 2005, 2004, and 2003.

Liquidity and Capital Resources

        Our sources of liquidity are the revolving line of credit with MLB, revolving lines of credit with other financial institutions, loan amortization and prepayments, participations or sales of loans to third parties, and our ability to raise brokered certificates of deposit through MB. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. The Trust’s 325,000,000 revolving line of credit with MLB had availability of $20,547,000 as of December 31, 2005. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $1,950,000 could be raised by MB to fund future loan origination activity. In addition, MB as a non-RIC subsidiary of the Company is allowed (and for three years required) to retain all earnings in the business to fund future growth, and has $15,000,000 available under a Fed Funds Line with a commercial bank. Lastly, $12,343,000 was available under a revolving credit agreements with commercial banks, and in March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a ten year period upon payment of a 1% fee and the infusion of $4,500,000 of additional capital.

The components of our debt were as follows at December 31, 2005:

	Balance	Percentage	Rate (1)
Revolving line of credit	$304,453,000	49%	4.53%
Certificates of deposit	219,107,000	35	3.47
SBA debentures	77,250,000	13	6.02
Margin loan	10,662,000	2	5.00
Notes payable to banks	8,550,000	1	6.76

Total outstanding debt	$620,022,000	100%	4.38

(1)	Weighted average contractual rate as of December 31, 2005.

The Company’s contractual obligations expire on or mature at various dates through September 1, 2015. The following table shows all contractual obligations at December 31, 2005.

	Payments due by period
	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Floating rate borrowings	$322,106,000	$1,559,000	$—	$—	$—	$—	$323,665,000
Fixed rate borrowings	127,768,000	40,188,000	31,358,000	19,793,000	—	77,250,000	296,357,000
Operating lease obligations	1,067,000	1,153,000	1,032,000	1,025,000	1,025,000	5,144,000	10,446,000

Total	$450,941,000	$42,900,000	$32,390,000	$20,818,000	$1,025,000	$82,394,000	$630,468,000

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have negatively impacted net increase (decrease) in net assets resulting from operations as of at December 31, 2005 by approximately ($100,000) on an annualized basis, compared to a positive impact of $992,000 as of December 31, 2004, and the impact of such an immediate 1% change over a one year period would have been ($753,000), compared to $517,000 for 2004. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2005. See notes 4 and 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	Total	12/31/04
Cash	$2,119	$2,200	$9,813	$3,492	$5,185	$20,227	$43,036	$37,267
Bank loans (1)	15,000	4,000					19,000	15,000
Amounts undisbursed	9,500	4,000					13,500	3,300
Amounts outstanding	5,500	3,050					8,550	15,003
Average interest rate	7.25%	5.86%					6.76%	4.97%
Maturity	06/06	02/06-6/07					2/06-6/07	4/05-6/07
Lines of Credit (2)		325,000					325,000	250,000
Amounts undisbursed		20,547					20,547	43
Amounts outstanding		304,453					304,453	249,957
Average interest rate		4.53%					4.53%	3.85%
Maturity		9/06					9/06	9/05
Margin loan	10,663						10,663	10,000
Average interest rate	5.00%						5.00%	3.01%
Maturity	N/A						N/A	N/A
SBA debentures (3)			33,250		44,000		77,250	80,000
Amounts undisbursed			0		0		0	15,565
Amounts outstanding			33,250		44,000		77,250	64,435
Average interest rate			6.02%		6.02%		6.02%	6.11%
Maturity			9/11-9/15		9/11-9/15		9/11-9/15	9/11-3/14
Certificates of deposit						219,107	219,107	186,538
Average interest rate						3.47%	3.47%	2.46%
Maturity						1/06-9/09	1/06-9/09	1/05-5/09

Total cash and amounts remaining undisbursed under credit facilities	$11,619	$26,748	$9,813	$3,492	$5,185	20,227	$77,083	$56,175

Total debt outstanding	$16,163	$307,503	$33,250	$—	$44,000	219,107	$620,022	$525,933

(1)	In January 2005, MFC entered into a $4 MM revolving note agreement with Atlantic Bank that matures in August 2006, and is secured by medallion loans in process of being sold to the Trust.
(2)	In January 2006, this line of credit was extended for an additional two years to September 2008, with the committed amount adjusting to $475,000,000.
(3)	In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a ten year period upon payment of a 1% fee and the infusion of $4,500,000 of additional capital.

Loan amortization, prepayments, and sales also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, medallion loan market rates, economic conditions, and competition. The Company believes that its credit facilities with MLB, deposits generated at MB, and cash flow from operations (after distributions to shareholders) will be adequate to fund the continuing operations of the Company’s loan portfolio. Also, MB is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

        In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain an embedded derivative that require bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, as defined. The Company does not expect that the adoption of SFAS No. 155 will have a material impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R), which supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. FAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. On April 14, 2005, the United States Securities and Exchange Commission announced it would permit most registrants subject to its oversight additional time to implement the requirements in SFAS No. 123(R). As announced, the SEC will permit companies to implement SFAS No. 123(R) at the beginning of their next fiscal year (instead of their next reporting period) that begins after June 15, 2005. The Company is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R), effective January 1, 2006, will have an immaterial impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the potential financial impact of adopting SFAS No. 123(R).

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). Loans carried at fair value and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3, thus the adoption of this standard had no impact on the Company’s financial condition and results of operations.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). The provisions of SFAS No.149 that relate to SFAS No. 133 and No. 138 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133 and No. 138, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying financing component to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. Those changes resulted in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated above and for hedging relationships designated after June 30, 2003. In addition, except as stated above, all provisions of SFAS No.149 should be applied prospectively. This standard did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short term floating rate debt, and to a lesser extent with long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have negatively affected net increase (decrease) in net assets at December 31, 2005, by approximately ($100,000) on an annualized basis, compared to a positive impact of $992,000 as of December 31, 2004, and the impact of such an immediate 1% change over a one year period would have been ($753,000) compared $517,000 for 2004. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase (decrease) in net assets in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15(A)(1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

In April and early May of 2005, management made contact with potential candidates to replace Eisner LLP (“Eisner”) as the Company’s independent registered public accountants. Management held several meetings with such firms, and also received a bid offer. Eisner later resigned. On July 25, 2005, the Company engaged Weiser LLP (“Weiser”) of New York, New York as the independent registered public accountants to audit the Company’s financial statements. Prior to formally engaging Weiser, the Audit Committee of the Company’s Board of Directors approved said action at a meeting held on July 13, 2005.

The audit report of Eisner on the financial statements of the Company for the 2004 fiscal year contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principle. In connection with its audit and reviews of the Company’s financial statements through the date hereof, there were no reportable events and there were no disagreements with Eisner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Eisner, would have caused Eisner to make reference thereto in their report on the financial statements for such years.

The Audit Committee of the Board of Directors (the Audit Committee) of the Company annually considers and recommends to the Board of Directors the selection of the Company’s independent public accountants. During the 2004 third quarter, the Audit Committee of the Company’s Board of Directors recommended that the Company change audit firms, and directed the process of review of candidate firms to replace PwC, who had previously served as the Company’s independent accountants, and selected the registered public accounting firm of Eisner LLP (Eisner). On August 25, 2004, the Company dismissed PwC and engaged Eisner as its new accounting firm.

The reports of PwC on the financial statements of the Company for the 2003 fiscal year contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of its disclosure controls and procedures as of the end of the fiscal year covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the fiscal year covered by this annual report.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such material change during the fourth quarter of 2005.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company’s Independent Registered Public Accounting Firm, Weiser LLP, has audited and issued a report on management’s assessment of the Company’s internal control over financial reporting. The report of Weiser LLP appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Medallion Financial Corp. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Medallion Financial Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, Medallion Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Medallion Financial Corp. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended, and our report dated February 21, 2006 expressed an unqualified opinion on those consolidated financial statements.

Weiser LLP

New York, New York

February 21, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company’s Definitive Proxy Statement expected to be filed by April 30, 2006 for its fiscal year 2006 Annual Meeting of Shareholders under the caption “Directors and Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Definitive Proxy Statement expected to be filed by April 30, 2006 for its fiscal year 2006 Annual Meeting of Shareholders under the caption “Compensation of Directors and Executive Officers.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Company’s Definitive Proxy Statement expected to be filed by April 30, 2006 for its fiscal year 2006 Annual Meeting of Shareholders under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company’s Definitive Proxy Statement expected to be filed by April 30, 2006 for its fiscal year 2006 Annual Meeting of Shareholders under the caption “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Company’s Definitive Proxy Statement expect to be filed by April 30, 2006 for its fiscal year 2006 Annual Meeting of Shareholders under the caption “Independent Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)   1. FINANCIAL STATEMENTS

The consolidated financial statements of Medallion Financial Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1.

3. EXHIBITS

Number	Description
2.1	Agreement and Plan of Merger, dated September 3, 2004, between Medallion Financial Corp., Medallion Taxi Media, Inc., Clear Channel Communications, Inc., and Checker Acquisition Corp. Filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on September 10, 2004 (File No. 000-27812) and incorporated by reference herein.

2.2	Amended and Restated Asset Purchase Agreement, dated October 17, 2005, by and among Medallion Financial Corp., Business Lenders, LLC, and BLL Acquisition LLC. Filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on October 18, 2005 (File No. 000-27812) and incorporated by reference herein.

3.1(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 2(a) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

3.1(b)	Amendment to Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 814-00188) and incorporated by reference herein.

3.2	Restated By-Laws. Filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.1	Amended and Restated Promissory Note, dated January 7, 2005, in the amount of $325,000,000, from Taxi Medallion Loan Trust I, payable to Merrill Lynch Commercial Finance Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 11, 2005 (File No. 000-27812) and incorporated by reference herein.

4.2	Promissory Note, dated April 30, 2003, in the amount of $7,000,000 from Medallion Financial Corp., payable to Atlantic Bank of New York. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated by reference herein.

4.3	Revolving Secured Line of Credit Promissory Note, dated January 25, 2005, in the amount of $4,000,000 from Medallion Funding Corp., payable to Atlantic Bank of New York. Filed herewith.

10.1	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.3	Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-27812) and incorporated by reference herein.*

10.4	Medallion Financial Corp. Amended and Restated 1996 Non-Employee Directors Stock Option Plan. Filed as Exhibit A to the Company’s Request Form on Amendment and the Order by the Commission approving the plan as of April 3, 2000 (File No. 812-11800) and incorporated by reference herein.*

10.5	Non-Employee Director Compensation Summary Sheet. Filed herewith.*

10.6	Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.7	First Amendment of Lease, dated September 6, 2005, by and between Medallion Financial Corp. and Sage Realty Corporation. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2005 (File No. 000-27812) and incorporated by reference herein.

10.8	Amended and Restated Loan and Security Agreement dated as of September 13, 2003, by and among Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 000-27812) and incorporated by reference herein.

10.9	Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated August 12, 2004, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed herewith.

10.10	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated January 7, 2005, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 11, 2005 (File No. 000-27812) and incorporated by reference herein.

10.11	Loan and Sale Contribution Agreement, dated as of September 13, 2002, between Medallion Financial Corp. and Taxi Medallion Loan Trust I. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.12	Loan Sale and Exchange Agreement, dated as of September 13, 2002, between Medallion Financial Corp. and Medallion Funding Corp. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.13	Servicing Agreement, by and among Taxi Medallion Loan Trust I, Medallion Funding Corp., and Merrill Lynch Bank USA, dated as of September 13, 2002. Filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.14	Amendment to Servicing Agreement, by and among Taxi Medallion Loan Trust I, Medallion Funding Corp. and Merrill Lynch Commercial Finance Corp. as successor in interest to Merrill Lynch Bank USA, dated as of September 12, 2003. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 000-27812) and incorporated by reference herein.

10.15	Amendment No. 2 to Servicing Agreement, by and among Taxi Medallion Loan Trust I, Medallion Funding Corp. and Merrill Lynch Commercial Finance Corp. as successor in interest to Merrill Lynch Bank USA, dated as of September 1, 2004. Filed herewith.

10.16	Custodial Agreement, dated as of September 13, 2002, among the lenders thereto, Taxi Medallion Loan Trust I, Medallion Funding Corp. and Wells Fargo Bank Minnesota, N.A. Filed as Exhibit 10.8 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.17	Amended and Restated Trust Agreement, dated as of September 13, 2002, by and between Medallion Funding Corp. and Wachovia Trust Company, N.A. Filed as Exhibit 10.9 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 000-27812) and incorporated by reference herein.

10.18	Loan and Security Agreement, dated April 26, 2004, by and between Medallion Financial Corp. and Sterling National Bank. Filed herewith.

10.19	Extension Letter to Loan and Security Agreement, dated as of June 28, 2005, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-27812) and incorporated by reference herein.

10.20	First Amendment to Loan and Security Agreement, dated as of July 28, 2005, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-27812) and incorporated by reference herein.

10.21	Amendment to Revolving Secured Line of Credit Promissory Note, dated December 1, 2005, by Medallion Funding Corp., in favor of Atlantic Bank of New York. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 5, 2005 (File No. 000-27812) and incorporated by reference herein.

12.1	Computation of ratio of debt to equity.

16.1	Letter, dated June 3, 2005, from Eisner LLP to the Securities and Exchange Commission, regarding change in certifying accountant of Medallion Financial Corp. Filed as Exhibit 16.1 to the Current Report on Form 8-K filed on June 3, 2005 (File No. 000-27812) and incorporated by reference herein.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

23.1	Consent of Weiser LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Eisner LLP, Independent Registered Public Accounting Firm.

23.3	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

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

MEDALLION FINANCIAL CORP.

Date:	March 15, 2006

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Alvin Murstein Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/s/Larry D. Hall Larry D. Hall	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ Andrew M. Murstein Andrew M. Murstein	President and Director	March 15, 2006

/s/ Henry L. Aaron Henry L. Aaron	Director	March 15, 2006

/s/ Mario M. Cuomo Mario M. Cuomo	Director	March 15, 2006

/s/ Henry D. Jackson Henry D. Jackson	Director	March 15, 2006

/s/ Stanley Kreitman Stanley Kreitman	Director	March 15, 2006

/s/ Frederick A. Menowitz Frederick A. Menowitz	Director	March 15, 2006

/s/ David L. Rudnick David L. Rudnick	Director	March 15, 2006

/s/ Lowell P. Weicker, Jr. Lowell P. Weicker, Jr.	Director	March 15, 2006

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Medallion Financial Corp.

We have audited the accompanying consolidated balance sheet of Medallion Financial Corp. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medallion Financial Corp. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In connection with our audit of the consolidated financial statements enumerated above, we audited the consolidated schedule of investments as of December 31, 2005. In our opinion, the consolidated schedule of investments, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medallion Financial Corp. and subsidiaries internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”), and our report dated February 21, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Weiser LLP

New York, New York

February 21, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Medallion Financial Corp.

We have audited the accompanying consolidated balance sheet of Medallion Financial Corp. and subsidiaries as of December 31, 2004, including the consolidated schedule of investments as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows and the selected ratios and other data (Note 15) for the year then ended. These financial statements and the selected ratios and other data are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the selected ratios and other data based on our audit.

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

In our opinion, the financial statements and the selected ratios and other data referred to above present fairly, in all material respects, the consolidated financial position of Medallion Financial Corp. and subsidiaries as of December 31, 2004 and their consolidated results of operations and cash flows and the selected ratios and other data for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

PricewaterhouseCoopers LLP

New York, New York

March 15, 2004

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Interest income on investments	$55,008,203	$37,875,698	$25,794,577
Dividends and interest income on short-term investments	1,700,263	809,368	223,178
Medallion lease income	464,750	434,315	196,610

Total investment income	57,173,216	39,119,381	26,214,365

Interest on floating rate borrowings	13,398,536	8,921,750	7,862,552
Interest on fixed rate borrowings	10,998,237	7,141,833	4,179,379

Total interest expense	24,396,773	16,063,583	12,041,931

Net interest income	32,776,443	23,055,798	14,172,434

Gain on sales of loans	884,608	904,074	856,083
Other income	2,995,749	2,575,355	3,600,783

Total noninterest income	3,880,357	3,479,429	4,456,866

Salaries and benefits	10,930,137	9,417,185	9,110,058
Professional fees	2,266,839	1,776,251	1,247,687
Other operating expenses	8,038,363	7,743,645	6,815,918

Total operating expenses	21,235,339	18,937,081	17,173,663

Net investment income before income taxes	15,421,461	7,598,146	1,455,637
Income tax provision	1,959,095	2,170,737	41,149

Net investment income after income taxes	13,462,366	5,427,409	1,414,488

Net realized gains (losses) on investments	1,081,005	(25,791)	11,526,628
Net change in unrealized appreciation (depreciation) on investments	(7,681,869)	17,110,411	(10,923,093)

Net realized/unrealized gain (loss) on investments	(6,600,864)	17,084,620	603,535

Net increase in net assets resulting from operations	$6,861,502	$22,512,029	$2,018,023

Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.40	$1.25	$0.11
Diluted	0.39	1.22	0.11

Dividends declared per share	$0.54	$0.37	$0.16

Weighted average common shares outstanding
Basic	17,087,034	18,001,604	18,245,774
Diluted	17,552,228	18,424,518	18,287,952

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
Assets
Medallion loans, at fair value	$449,672,510	$392,131,108
Commercial loans, at fair value	145,796,651	136,834,891
Consumer loans, at fair value	85,678,412	66,330,748
Equity investments, at fair value	24,012,508	33,645,424
Investment securities, at fair value	18,092,838	14,598,837

Total investments ($380,267,000 at December 31, 2005 and $312,330,000 at December 31, 2004 pledged as collateral under borrowing arrangements)	723,252,919	643,541,008

Cash ($574,000 in 2005 and $690,000 in 2004 restricted as to use by lender)	43,035,506	37,267,122
Accrued interest receivable	3,580,460	3,062,608
Servicing fee receivable	—	2,312,040
Fixed assets, net	614,858	991,901
Goodwill, net	5,007,583	5,007,583
Other assets, net	17,481,876	17,727,362

Total assets	$792,973,202	$709,909,624

Liabilities
Accounts payable and accrued expenses	$4,837,461	$11,756,337
Accrued interest payable	1,759,737	1,758,956
Floating rate borrowings	323,664,951	274,959,911
Fixed rate borrowings	296,357,214	250,973,035

Total liabilities	626,619,363	539,448,239

Shareholders’ equity
Preferred Stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 18,546,648 shares and 18,328,450 shares in December 31, 2005 and 2004 outstanding)	185,271	183,077
Treasury stock at cost, 1,373,351 shares in 2005 and 983,451 shares in 2004	(12,611,113)	(9,002,382)
Capital in excess of par value	175,259,730	174,095,094
Accumulated net investment income	3,519,951	5,185,596

Total shareholders’ equity	166,353,839	170,461,385

Total liabilities and shareholders’ equity	$792,973,202	$709,909,624

Number of common shares outstanding	17,173,297	17,344,999
Net asset value per share	$9.69	$9.83

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Capital In Excess Of Par Value	Cumulative Effect of Foreign Currency Translation	Accumulated Net Investment Income (Losses)
	# of Shares(1)	Amount	# of Shares	Amount
Balance at December 31, 2002	18,242,728	$182,421	(20,118)	$(331,640)	$173,781,362	$—	$(11,767,464)

Exercise of stock options	10,266	103	—		49,687	—	—
Net increase in net assets resulting from operations	—	—	—	—	—	—	2,018,023
Dividends declared on common stock ($0.09 per share)	—	—	—	—	—	—	(1,643,365)
Treasury stock acquired	(10,816)	—	(10,816)	(99,944)	—	—	—
Cumulative effect of foreign currency translation	—	—	—	—	—	(72,861)	—

Balance at December 31, 2003	18,242,178	182,524	(30,934)	(431,584)	173,831,049	(72,861)	(11,392,806)
Exercise of stock options	55,338	553	—	—	264,045	—	—
Net increase in net assets resulting from operations	—	—	—	—	—	—	22,512,029
Dividends declared on common stock ($0.33 per share)	—	—	—	—	—	—	(5,933,627)
Treasury stock acquired	(952,517)	—	(952,517)	(8,570,798)	—	—	—
Cumulative effect of foreign currency translation	—	—	—	—	—	72,861	—

Balance at December 31, 2004	17,344,999	183,077	(983,451)	(9,002,382)	174,095,094	—	5,185,596
Exercise of stock options	218,198	2,194	—	—	1,164,636	—	—
Net increase in net assets resulting from operations	—	—	—	—	—	—	6,861,502
Dividends declared on common stock ($0.50 per share)	—	—	—	—	—	—	(8,527,147)
Treasury stock acquired	(389,900)		(389,900)	(3,608,731)	—	—	—

Balance at December 31, 2005	17,173,297	$185,271	(1,373,351)	$(12,611,113)	$175,259,730	$—	$3,519,951

(1)	Shown net of Treasury shares held

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$6,861,502	$22,512,029	$2,018,023
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Depreciation and amortization	703,731	635,758	643,809
Amortization of origination costs	1,935,600	1,704,194	1,376,641
Increase in net unrealized depreciation on investments	7,681,869	3,575,088	6,990,265
Net realized (gains) losses on investments	(1,081,005)	1,502,791	(11,526,628)
Gains on sales of loans	(884,608)	(904,074)	(856,083)
(Increase) decrease in accrued interest receivable	(660,562)	(430,333)	960,570
Decrease in servicing fee receivable	182,969	786,428	574,949
(Increase) decrease in other assets, net	4,984,276	4,134,367	(1,067,518)
Increase (decrease) in accounts payable and accrued expenses	(4,511,859)	1,074,536	(1,481,477)
Increase (decrease) in accrued interest payable	(79,496)	561,708	(4,392,505)
Gain on sale of Media	—	(24,989,099)	—
Increase in unrealized depreciation on MTM	—	2,826,600	3,932,828
Increase in valuation of servicing fee receivable	—	—	(400,000)

Net cash provided by (used for) operating activities	15,132,417	12,989,993	(3,227,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(337,885,639)	(303,369,002)	(248,225,892)
Proceeds from principal receipts, sales, and maturities of investments	225,381,052	144,835,651	232,171,193
Cash received for sold BLL SBA Section 7 (a) loans	20,472,386	—	—
Capital expenditures	(451,357)	(281,741)	(301,346)
Purchase of consumer loan portfolio	—	(87,213,656)	—
Investments in and loans to MTM, net	—	(1,608,722)	(3,103,874)

Net cash used for investing activities	(92,483,558)	(247,637,470)	(19,459,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from floating rate borrowings	130,431,934	165,493,591	193,216,383
Repayments of floating rate borrowings	(81,727,539)	(121,052,737)	(143,305,813)
Proceeds from fixed rate borrowings	192,797,000	260,973,102	9,150,000
Repayments of fixed rate borrowings	(147,412,821)	(66,935,067)	(22,373,753)
Proceeds from exercise of stock options	1,166,830	264,598	49,790
Payments of declared dividends	(8,527,147)	(5,933,627)	(1,643,366)
Purchase of treasury stock at cost	(3,608,731)	(8,570,798)	(99,944)

Net cash provided by financing activities	83,119,526	224,239,062	34,993,297

NET INCREASE (DECREASE) IN CASH	5,768,384	(10,408,415)	12,306,252
CASH, beginning of year	37,267,122	47,675,537	35,369,285

CASH, end of year	$43,035,506	$37,267,122	$47,675,537

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$22,699,270	$13,387,325	$13,745,950
Cash paid during the year for income taxes	1,198,750	2,157,000	41,149
Non-cash investing activities-net transfers to (from) other assets	7,011,897	1,439,831	(2,362,534)

The accompanying notes are in integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

The Company also conducts business through Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business; Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), a Federal Deposit Insurance Corporation (FDIC) insured industrial bank that primarily originates medallion loans, commercial loans, and consumer loans, raises deposits, and conducts other banking activities. MFC, MCI, and FSVC, as SBICs, are regulated and financed in part by the SBA. Until October 2005, the Company also conducted business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) Section 7(a) program. On October 17, 2005, the Company completed the sale of the loan portfolio and related assets of BLL. In connection with this transaction, the Company sold assets in the amount of $22,799,000, less liabilities assumed by the buyer in the mount of $2,327,000. The assets were sold at book value, and therefore no gain or loss, excluding transaction costs, was recognized as a result of this transaction. For 2005, BLL generated net decease in net assets resulting from operations of $1,003,000, compared to a net decrease of $419,000 for 2004, and BLL’s net investment loss after taxes was $696,000, compared to a loss of $201,000 in 2004.

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

MB is a wholly-owned subsidiary of the Company and was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions (licenses), 2) asset-based commercial loans and 3) SBA 7(a) loans. The loans are marketed and serviced by MB’s affiliates who have extensive prior experience in these asset groups. The Company sold all of the SBA Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. Additionally, MB began issuing brokered certificates of deposit in January 2004, and purchased over $84,150,000 of taxicab medallion and asset-based loans from affiliates of the Company. Additionally, on April 1, 2004, MB purchased a consumer loan portfolio with a principal amount of $84,875,000, net of $4,244,000, or 5.0%, of unrealized depreciation, from an unrelated financial institution for consideration of $86,309,000. The purchase was funded with $7,700,000 of additional capital contributed by the Company and with deposits raised by MB. The purchase included a premium of approximately $5,678,000 to the book value of assets acquired, which is amortized to interest income over the expected life of the acquired loans, and which is carried in other assets on the consolidated balance sheets.

In June 2003, MFC established several wholly-owned subsidiaries which, along with an existing subsidiary (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions which are leased to fleet operators while being held for long-term appreciation in value.

In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others. The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. The assets of the Trust, aggregating $344,594,000 at December 31, 2005 and $280,414,000 at December 31, 2004, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust. The Trust’s loans are serviced by MFC.

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

Investment Valuation

The Company’s loans, net of participations and any unearned discount, are considered investments under the 1940 Act and are recorded at fair value. As part of the fair value methodology, loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by management, and approved by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. The Company’s consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described above.

Equity investments (common stock and stock warrants) and investment securities (mortgage backed bonds) are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments at December 31, 2005 are marketable and non-marketable securities of $23,032,000 and $981,000, respectively. At December 31, 2004, the respective balances were $29,926,000 and $3,719,000. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investments consist primarily of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 62% and 61% of the Company’s investment portfolio at December 31, 2005 and December 31, 2004 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 78% were in New York City in both periods. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (20% in 2005 and 21% in 2004) represents loans to various commercial enterprises, in a variety of industries, including wholesaling, food services, financing, broadcasting, communications, real estate, and lodging. These loans are made primarily in the metropolitan New York City area, and historically included loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. The Company sold all of the SBA Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. Approximately 12% of the Company’s portfolio (up from 11% in 2004) consists of consumer loans in all 50 states collateralized by recreational vehicles, boats, and trailers.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2005 and December 31, 2004 net origination costs totaled approximately $2,634,000 and $1,755,000. Amortization expense for the years ended December 31, 2005, 2004, and 2003 was approximately 1,936,000, $1,704,000 and $1,377,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At December 31, 2005 and 2004, the net premium on investment securities totaled $463,000 and $504,000, and amortization expense was $177,000 and $81,000 for 2005 and 2004. There were no premiums or amortization expense in 2003.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At December 31, 2005, 2004, and 2003, total nonaccrual loans were approximately $22,641,000, $28,523,000, and $26,769,000, and represented 4%, 5%, and 7% of the gross medallion and commercial loan portfolio, respectively. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $6,744,000, $6,016,000, and $3,856,000 as of December 31, 2005, 2004, and 2003, of which $2,904,000, $2,812,000, and $2,310,000 would have been recognized in the years ended December 31, 2005, 2004, and 2003.

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

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125” (SFAS 140). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The principal portion of loans serviced for others by the Company was approximately $9,133,000 and $123,166,000 at December 31, 2005 and December 31, 2004.

Gain or losses on loan sales were primarily attributable to the sale of commercial loans which have been at least partially guaranteed by the SBA, and was conducted by the Company’s BLL subsidiary. The Company sold all of the SBA Section 7 (a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. The Company recognized gains or losses from the sale of the SBA-guaranteed portion of a loan at the date of the sales agreement when control of the future economic benefits embodied in the loan was surrendered. The gains were calculated in accordance with SFAS 140, which required that the gain on the sale of a portion of a loan be based on the relative fair values of the loan portion sold and the loan portion retained. The gain on loan sales was due to the differential between the carrying amount of the portion of loans sold and the sum of the cash received and the servicing fee receivable. The servicing fee receivable represented the present value of the difference between the servicing fee received by the Company (generally 100 to 400 basis points) and the Company’s servicing costs and normal profit, after considering the estimated effects of prepayments and defaults over the life of the servicing agreement. In connection with calculating the servicing fee receivable, the Company made certain assumptions including the cost of servicing a loan including a normal profit, the estimated life of the underlying loan that would be serviced, and the discount rate used in the present value calculation. The Company considered 40 basis points to be its cost plus a normal profit and used the note rate plus 100 basis points for loans with an original maturity of ten years or less, and the note rate plus 200 basis points for loans with an original maturity of greater than ten years as the discount rate. The note rate was generally the prime rate plus 2.75%.

The servicing fee receivable was amortized as a charge to loan servicing fee income over the estimated lives of the underlying loans using the effective interest rate method. The Company reviewed the carrying amount of the servicing fee receivable for possible impairment by stratifying the receivables based on one or more of the predominant risk characteristics of the underlying financial assets. The Company stratified its servicing fee receivable into pools, generally by the year of creation, and within those pools, by the term of the loan underlying the servicing fee receivable. If the estimated present value of the future servicing income was less than the carrying amount, the Company established an impairment reserve and adjusted future amortization accordingly. If the fair value exceeded the carrying value, the Company may have reduced future amortization. The servicing fee receivable was carried at the lower of amortized cost or fair value.

The estimated net servicing income was based, in part, on management’s estimate of prepayment speeds, including default rates, and accordingly, there was no assurance of the accuracy of these estimates. If the prepayment speeds occurred at a faster rate than anticipated, the amortization of the servicing asset would be accelerated and its value would have declined; and as a result, servicing income during that and subsequent periods would have declined. If prepayments occurred slower than anticipated, cash flows would have exceeded estimated amounts and servicing income would have increased. The constant prepayment rates utilized by the Company in estimating the lives of the loans depended on the original term of the loan, industry trends, and the Company’s historical data on prepayments and delinquencies, and ranged from 15% to 35%. The Company evaluated the temporary impairment to determine if any such temporary impairment would be considered to be permanent in nature. In the first quarter of 2003, the Company determined that $856,000 of the temporary impairment reserve had suffered a permanent loss in value and was now permanent. Additionally, during 2003, the Company determined that $400,000 of the temporary impairment reserve was no longer warranted due to the above discussed prepayment patterns and consequently, was reversed and recognized as servicing fee income. The prepayment rate of loans may have been affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers.

The activity in the reserve for servicing fee receivable follows:

	Year Ended December 31,
	2005	2004	2003
Beginning Balance	$1,036,500	$1,037,500	$2,293,500
Reversal related to sale of servicing asset	(1,063,000)	(1,000)	—
Increases (decreases) charged to operations	26,500	—	(400,000)
Adjustments to carrying values (1)	—	—	(856,000)

Ending Balance	$—	$1,036,500	$1,037,500

(1)	The Company determined that a fully reserved portion of the servicing asset had suffered a permanent loss in value, and accordingly, reduced both the balance of the gross servicing fee receivable and the related reserve by $856,000. There was no impact on the consolidated statement of income.

The Company also had the option to sell the unguaranteed portions of loans to third party investors. The gain or loss on such sales is calculated in accordance with SFAS No. 140. The discount related to unguaranteed portions sold would be reversed, and the Company would recognize a servicing fee receivable or liability based on servicing fees retained by the Company. The Company was required to retain at least 5% of loans sold under the SBA Section 7(a) program. The Company had sales of unguaranteed portions of loans to third party investors of $0, $0, and $4,395,000 for the years ended December 31, 2005, 2004, and 2003, generating net gains on sale of $0, $0, and $202,000.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized depreciation on net investments (which excludes MTM and foreclosed properties) was $12,536,000 as of December 31, 2005 and $11,261,000 as of December 31, 2004. The Company’s investment in MTM, as wholly-owned portfolio investments, was also subject to quarterly assessments of its fair value. The Company used MTM’s actual results of operations as the best estimate of changes in its fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments. See Note 3 for the presentation of financial information for MTM.

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) (excluding MTM and foreclosed properties) on investments for the years ended December 31, 2005, 2004 and 2003.

	Loans	Equity Investments	Total
Balance December 31, 2002 (1)	$(6,997,426)	$6,039,584	$(957,842)
Increase in unrealized
Appreciation on investments	—	1,857,627	1,857,627
Depreciation on investments	(3,223,280)	122,400	(3,100,880)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	(11,811)	(7,732,566)	(7,744,377)
Losses on investments	2,314,726	—	2,314,726

Balance December 31, 2003 (1)	(7,917,791)	287,045	(7,630,746)
Increase in unrealized
Appreciation on investments	—	2,820,058	2,820,058
Depreciation on investments (2)	(6,258,518)	(2,478,552)	(8,737,070)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—
Losses on investments	5,522,591	7,588	5,530,179
RV/Marine reserve (3)	(4,243,854)	—	(4,243,854)
Other (4)	1,000,000	—	1,000,000

Balance December 31, 2004 (1)	(11,897,572)	636,139	(11,261,433)
Increase in unrealized
Appreciation on investments	157,693	(469,587)	(311,894)
Depreciation on investments (2)	(5,412,455)	(1,266,799)	(6,679,254)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	1,485,883	1,485,883
Losses on investments	3,151,315	—	3,151,315
Reversal of reserves on sold SBA Section 7(a) loans	1,339,875	—	1,339,875
Other	(260,284)	(1)	(260,285)

Balance December 31, 2005 (1)	$(12,921,428)	$385,635	$(12,535,793)

(1)	Excludes unrealized depreciation of $1,396,750, $512,281, $317,361, and $128,738 on foreclosed properties at December 31, 2005, 2004, 2003, and 2002, respectively.
(2)	Includes $193,878 and $49,220 of depreciation on investment securities for the years ended December 31, 2005 and 2004.
(3)	Reflects the difference between the purchase price of the portfolio and the actual nominal value of the loan contracts acquired.
(4)	Reflects the reclassification of a reserve related to collateral appreciation participation loans to accounts payable and accrued expenses.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio.

	Year Ended December 31,
	2005	2004	2003
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$1,136,016	$2,820,058	$1,857,627
Unrealized depreciation	(5,782,500)	(8,737,070)	(3,100,880)
Unrealized gain on the sale of Media	—	23,512,099	—
Unrealized depreciation on MTM	—	(2,826,600)	(3,932,828)
Realized gains	(5,514,345)	(2,675,974)	(7,744,377)
Realized losses	3,602,096	5,530,179	2,314,726
Unrealized gains (losses) on foreclosed properties	(1,123,136)	(512,281)	(317,361)

Total	$(7,681,869)	$17,110,411	$(10,923,093)

Net realized gains (losses) on investments
Realized gains	$5,514,345	$5,628,629	$13,966,891
Realized losses	(4,038,482)	(5,530,179)	(2,314,726)
Direct recoveries (charge-offs)	(2,765,918)	(85,602)	36,145
Other gains	2,533,097	—	—
Realized losses on foreclosed properties	(162,037)	(38,639)	(161,682)

Total	$1,081,005	$(25,791)	$11,526,628

Goodwill

Effective January 1, 2002, coincident with the adoption of SFAS No.142, “ Goodwill and Intangible Assets,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for 2005, 2004, and 2003. The Company conducts annual appraisals of its goodwill, and will recognize any impairment in the period the impairment is identified.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $704,000, $636,000, and $644,000 for the years ended December 31, 2005, 2004, and 2003.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense was $1,777,000, $2,085,000, and $2,771,000 for the years ended December 31, 2005, 2004, and 2003. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives, and during 2004 was increased by the purchase premium paid on the consumer portfolio purchase of $5,678,000, of which $1,511,000 and $1,288,000 was amortized into interest income during 2005 and 2004. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts included in other assets on the balance sheet for all of these purposes were $5,501,000 and $7,460,000 as of December 31, 2005 and 2004.

Federal Income Taxes

Traditionally, the Company and each of its corporate subsidiaries other than Media and MB (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company did not qualify to be treated as a RIC for 2003, as a result, the Company was treated as a taxable entity in 2003, which had an immaterial effect on the Company’s financial position and results of operations for 2003. The Company qualified and filed its federal tax returns as a RIC for 2004, and anticipates qualifying and filing as a RIC for 2005.

As a result of the above, for 2003, income taxes were provided under the provisions of SFAS No. 109, “Accounting for Income Taxes,” as the Company was treated as a taxable entity for tax purposes. Accordingly, the Company recognized current and deferred tax consequences for all transactions recognized in the consolidated financial statements, calculated based upon the enacted tax laws, including tax rates in effect for current and future years. Valuation allowances were established for deferred tax assets when it was more likely than not that they would not be realized.

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

Net Increase in Net Assets Resulting from Operations per Share (EPS)

Basic earnings per share are computed by dividing net increase in net assets resulting from operations available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised, and has been computed after giving consideration to the weighted average dilutive effect of the Company’s common stock and stock options. The Company uses the treasury stock method to calculate diluted EPS, which is a method of recognizing the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. The table below shows the calculation of basic and diluted EPS.

	Years Ended December 31,
	2005	2004	2003
Net increase in net assets resulting from operations available to common shareholders	$6,861,502	$22,512,029	$2,018,023
Weighted average common shares outstanding applicable to basic EPS	17,087,034	18,001,604	18,245,774
Effect of dilutive stock options	465,194	422,914	42,178

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,552,228	18,424,518	18,287,952

Basic earnings per share	$0.40	$1.25	$0.11
Diluted earnings per share	0.39	1.22	0.11

Potentially dilutive common shares excluded from the above calculations aggregated 585,677 and 721,840 shares as of December 31, 2005 and 2004.

Dividends to Shareholders

The table below shows the tax character of distributions for tax reporting purposes.

	Years Ended December 31,
	2005	2004	2003
Dividends paid from
Ordinary income	$4,894,078	$2,582,057	$1,643,366
Long-term capital gain	3,633,069	3,351,572	—

Total dividends	$8,527,147	$5,933,629	$1,643,366

Our ability to make dividend payments is restricted by SBA regulations and under the terms of the SBA debentures. As of December 31, 2005, the Company anticipates paying an estimated $2,057,000 of ordinary income dividends for tax purposes by September 15, 2006.

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

	2005	2004	2003
Net increase in net assets resulting from operations	$6,861,502	$22,512,029	$2,018,023
Add: stock-based employee compensation expense determined under APB No.25, included in net increase in net assets resulting from operations	—	—	—
Less: stock-based employee compensation expense determined under fair value method	(24,982)	(150,717)	(4,246)

Net increase in net assets resulting from operations, pro forma	$6,836,520	$22,361,312	$2,013,777

Net value per share
Basic-as reported	$0.40	$1.25	$0.11
Basic-pro forma	0.40	1.24	0.11

Diluted-as reported	0.39	1.22	0.11
Diluted-pro forma	0.39	1.21	0.11

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

The following table presents MTMs combined statements of operations, where applicable, through the respective dates of sale in September 2004, and for the year ended December 31, 2003. As a result of the sale of MTM during the 2004 third quarter, there was no balance sheet for MTM as of December 31, 2005 and 2004.

	Period Ended September 30, 2004 (1)	Year Ended December 31, 2003
Advertising revenue	$4,302,993	$6,234,409
Cost of fleet services	3,305,579	4,518,994

Gross profit	997,414	1,715,415
Depreciation and other non cash adjustments	860,431	2,413,071
Other operating expenses	3,031,722	4,299,096

Loss from operations	(2,894,739)	(4,996,752)
Other income	—	1,035,633

Loss before taxes	(2,894,739)	(3,961,119)
Income tax provision (benefit)	2,005	(28,291)

Net loss	$(2,896,744)	$(3,932,828)

(1)	Represents combined statements of operations through the respective dates of sale in September 2004.

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

The Company charged Media $94,000 in 2004 and $170,000 in 2003 for salaries and benefits and corporate overhead paid by the Company on Media’s behalf. During 2004 and 2003, these amounts owed by Media and MMJ to the Company were contributed to Media and MMJ as equity.

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

(4) FLOATING RATE BORROWINGS

The outstanding balances were as follows:

	Payments Due for year ended December 31,						December 31,		Interest Rate (1)
	2006	2007	2008	2009	2010	Thereafter	2005	2004
Revolving line of credit	$304,453,000	$—	$—	$—	$—	$—	$304,453,000	$249,957,000	4.53%
Notes payable to banks	6,991,000	1,559,000	—	—	—	—	8,550,000	15,003,000	6.76
Margin loan	10,662,000	—	—	—	—	—	10,662,000	10,000,000	5.00

Total	$322,106,000	$1,559,000	$—	$—	$—	$—	$323,665,000	$274,960,000	4.60

(1)	Weighted average contractual rate as of December 31, 2005.

(A) REVOLVING LINE OF CREDIT

In September 2002, and as renegotiated in September 2003 and January 2005, the Trust entered into a revolving line of credit agreement (amended) with Merrill Lynch Commercial Finance Corp., as successor to Merrill Lynch Bank, USA (MLB) to provide up to $325,000,000 of financing to acquire medallion loans from MFC (MLB line). Borrowings under the Trust’s revolving line of credit are collateralized by the Trust’s assets. MFC is the servicer of the loans owned by the Trust. The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The MLB line matures in September 2006. Effective January 2005, the interest rate was generally LIBOR plus 0.75% with an unused facility fee of 0.375% on unused amounts up to $250,000,000, and effective September 2003, was LIBOR plus 1.25% and 0.125%, and prior to that was LIBOR plus 1.50% and 0.375%. The facility fee was $375,000 in September 2003, $900,000 in September 2004, and $300,000 in September 2005. See also Note 19.

(B) NOTES PAYABLE TO BANKS AND MARGIN LOAN

On January 25, 2005, MFC entered into a $4,000,000 revolving note agreement with Atlantic Bank of New York that matured on December 1, 2005, and which maturity was extended by Atlantic Bank to February 1, 2006. See also Note 19. The line is secured by medallion loans of MFC that are in process of being sold to the Trust, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate minus 0.25%, payable monthly. As of December 31, 2005, $0 had been drawn down under this line.

In November 2004, the Company entered into a margin loan agreement with Bear Stearns, & Co. Inc. The margin loan is secured by the pledged stock of CCU held by the Company, and is generally available at 60% of the current fair market value of the CCU stock, or $12,577,000 as of December 31, 2005. The margin loan bears interest at the federal funds rate plus 0.75%. As of December 31, 2005, $10,662,000 had been drawn down under this margin loan.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that matured on April 25, 2005, and which maturity was extended by Sterling National Bank for 60 days. On June 28 2005, the maturity date was further extended to July 31, 2005. On July 28, 2005, the note agreement was amended, and the maturity date was extended until June 30, 2006. The line is secured by certain pledged assets of the Company and MBC, and is subject to periodic borrowing base requirements. The line bears interest at the prime rate, payable monthly, and is subject to an unused fee of 0.125%. As of December 31, 2005, $5,500,000 had been drawn down under this line.

On July 11, 2003 certain operating subsidiaries of MFC entered into an aggregate $1,700,000 of note agreements with Atlantic Bank of New York and Israel Discount Bank, collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,371,000 was outstanding at December 31, 2005. The notes mature July 8, 2006 and bear interest at LIBOR plus 2%, adjusted annually, payable monthly. Principal and interest payments of $17,000 are due monthly, with the balance due at maturity.

On June 30, 2003, an operating subsidiary of MFC entered into a $2,000,000 note agreement with Banco Popular North America, collateralized by certain taxicab medallions owned by Medallion Chicago, of which $1,679,000 was outstanding at December 31, 2005. The note matures June 1, 2007 and bears interest at Banco Popular’s prime rate less 0.25%, adjusted annually, payable monthly. Principal and interest payments of $18,000 are due monthly, with the balance due at maturity.

(5) FIXED RATE BORROWINGS

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for year ended December 31,						December 31,		Interest Rate (1)
	2006	2007	2008	2009	2010	Thereafter	2005	2004
Certificates of deposit	$127,768,000	$40,188,000	$31,358,000	$19,793,000	$—	$—	$219,107,000	$186,538,000	3.47%
SBA debentures	—	—	—	—	—	77,250,000	77,250,000	64,435,000	6.02

Total	$127,768,000	$40,188,000	$31,358,000	$19,793,000	$—	$77,250,000	$296,357,000	$250,973,000	4.14

(1)	Weighted average contractual rate as of December 31, 2005.

In January 2004, MB commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to MB. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2005 and 2004 was $747,000 and $624,000, and $585,000 and $395,000 was amortized to interest expense during 2005 and 2004. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

During 2001, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of five years. In November 2003, FSVC applied for and received an additional commitment of $8,000,000. As of December 31, 2005, these commitments had been fully utilized. See also note 19.

(6) INCOME TAXES

The Company and its RIC subsidiaries are non-taxpaying RICs in 2005 and 2004. MB and BLL were taxable entities in 2005, and MB, BLL, and MTM were taxable entities in 2004. The Company was considered to be a taxable entity for US Federal income tax purposes for 2003. The results of the Company’s operations were also subject to state taxation in various jurisdictions in 2003.

The provision (benefit) for income taxes consisted of the following components for the years ended December 31, 2005, 2004, and 2003. For 2005 and 2004, the provision is primarily composed of the provision of MB. BLL had taxable losses of $215,000 for 2005, and both MTM and BLL (subsequent to its change in tax status) had taxable losses of $2,308,000 and $99,000, respectively, for 2004. MTM’s losses were transferred to CCU as a part of that merger and BLL’s losses reflect a net operating loss carryforward that is fully reserved.

	2005	2004	2003
Current
US federal	$1,924,730	$2,445,634	$41,149
State	303,255	220,412	—

	2,227,985	2,666,046	41,149

Deferred
US federal	(37,107)	(433,395)	951,372
State	(5,580)	(61,914)	—

	(42,687)	(495,309)	951,372

Provision for income taxes before utilization of net operating loss carryforwards and valuation allowance for tax assets	2,185,298	2,170,737	992,521
Utilization of net operating loss carryforwards	—	—	(951,372)
Change in valuation allowance for tax assets	(226,202)	—	—

Net provision for income taxes	$1,959,096	$2,170,737	$41,149

The following table reconciles the provision for income taxes to the US federal statutory income tax rate for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
US federal statutory tax rate	34.0%	34.0%	34.0%
Nontaxable RIC income	(6.2)	(27.7)	—
Prior year overaccrual	(2.5)	—	—
Change in valuation allowance	(0.9)	—	(32.0)
Other	(2.2)	2.5	—

Effective income tax rate	22.2%	8.8%	2.0%

Deferred income taxes, solely related to MB, reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Total tax assets are primarily represented by temporary differences for unrealized losses on investments and income that was not recognized for financial reporting purposes but was taxable in the amount of approximately $934,000 in 2005, $577,000 in 2004, and $2,185,000 in 2003; partially offset by temporary differences for deferred income to be recognized in future years of $692,000 in 2005, $82,000 in 2004, and $1,199,000 in 2003. The resulting net deferred tax asset of $242,000 is carried in other assets on the balance sheet and is expected to be fully realizable. As the Company could not estimate if there will be sufficient taxable income in the years in which certain of the temporary tax differences will reverse, a valuation allowance had been established in the amount of $297,000 in 2003 for the net tax assets position described above, which has subsequently been reversed. The Company has qualified as a RIC for tax purposes, and net operating losses will not be utilizable unless the Company, in future periods, does not qualify as a regulated investment company for tax purposes and has capital gains, in which case some or all capital loss carryforwards may be available to be utilized.

(7) STOCK OPTIONS

The Company has a stock option plan (1996 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 1996 Stock Option Plan, which was approved by the Board of Directors and shareholders on May 22, 1996, provides for the issuance of a maximum of 750,000 shares of common stock of the Company. On June 11, 1998, the Board of Directors and shareholders approved certain amendments to the Company’s 1996 Stock Option Plan, including increasing the number of shares reserved for issuance from 750,000 to 1,500,000. In addition, on June 11, 2002 an additional 750,000 shares were approved, bringing the shares reserved for issuance to 2,250,000. At December 31, 2005, 67,094 shares of the Company’s common stock remained available for future grants. The 1996 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

A non-employee director stock option plan (the Director Plan) was also approved by the Board of Directors and shareholders on May 22, 1996. On February 24, 1999, the Board of Directors amended and restated the Director Plan in order to adjust the calculation of the number of shares of the Company’s common stock issuable under options to be granted to a non-employee director upon his or her re-election. Under the prior plan the number of options granted was obtained by dividing $100,000 by the current market price for the common stock. The Director Plan now calls for the grant of options to acquire 9,000 shares of common stock upon election of a non-employee director. It provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the Director Plan. At December 31, 2005, 3,827 shares of the Company’s common stock remained available for future grants. The grants of stock options under the Director Plan are automatic as provided in the Director Plan. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the Director Plan are exercisable annually, as defined in the Director Plan. The term of the options may not exceed five years.

The weighted average fair value of options granted during the years ended December 31, 2005, 2004, and 2003 was $1.97, $1.74, and $0.89 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2005, 2004, and 2003:

	Year ended December 31,
	2005	2004	2003
Risk free interest rate	4.32%	4.13%	3.53%
Expected dividend yield	8.00	8.00	8.00
Expected life of option in years	7.00	7.00	7.00
Expected volatility	44.00	44.00	44.00

The following table presents the activity for the stock option program under the 1996 Stock Option Plan and the Director Plan for the years ended December 31, 2005, 2004, and 2003:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2002	1,810,538	$4.73-29.25	$12.16
Granted (1)	278,659	3.50-8.40	4.55
Cancelled(1)	(175,352)	3.89-29.25	11.12
Exercised	(10,266)	4.85-4.85	4.85

Outstanding at December 31, 2003	1,903,579	$3.50-29.25	$10.91
Granted	284,204	7.68-9.07	8.56
Cancelled	(249,236)	4.00-29.25	18.39
Exercised	(55,338)	4.00-6.98	4.79

Outstanding at December 31, 2004	1,883,209	$3.50-29.25	$9.75
Granted	38,000	9.27-9.60	9.44
Cancelled	(48,607)	4.85-18.75	13.61
Exercised	(218,198)	3.87-8.72	5.30

Outstanding at December 31, 2005	1,654,404	$3.50-29.25	$10.21

Options exercisable at
December 31, 2003	1,116,034	$3.50-29.25	$14.90
December 31, 2004	1,137,687	3.50-29.25	10.54
December 31, 2005	1,505,067	3.50-29.25	10.10

(1)	As originally reported, these amounts were 283,910 for grants and 175,502 for cancellations. These numbers have been adjusted to reflect an adjustment to an overstated option grant and a 2004 forfeiture recorded in 2003. The proper inclusion of these amounts in prior calculations had no impact on calculations, such as EPS.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2005 under the 1996 Stock Option Plan and the Director Plan:

	Options Outstanding			Options Exercisable
	Weighted average			Weighted average
Range of Exercise Prices	Shares at December 31, 2005	Remaining contractual life in years	Exercise price	Shares at December 31, 2005	Remaining contractual life in years	Exercise price
$3.50-5.51	688,952	6.55	$4.82	686,406	6.49	$4.82
6.50-13.75	488,193	6.79	9.16	341,401	5.32	8.16
14.25-15.56	52,848	4.24	14.67	52,848	4.24	14.67
16.00-18.75	347,034	3.49	17.47	347,034	3.49	17.47
29.25-29.25	77,377	2.34	29.25	77,378	2.34	29.25

$3.50-29.25	1,654,404	5.71	10.21	1,505,067	5.24	10.10

(8) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table represents the Company’s quarterly results of operations for the years ended December 31, 2005, 2004, and 2003:

(In thousands except per share amounts)	March 31	June 30	September 30	December 31
2005 Quarter Ended
Investment income	$12,966	$14,138	$14,699	$15,370
Net investment income after income taxes	2,760	3,753	3,186	3,763
Net increase in net assets resulting from operations	2,236	447	3,575	603
Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.13	$0.03	$0.21	$0.04
Diluted	0.13	0.03	0.20	0.03

2004 Quarter Ended
Investment income	$6,485	$10,401	$10,978	$11,255
Net investment income(loss) after income taxes	(62)	1,510	1,841	2,138
Net increase (decrease) in net assets resulting from operations	(1,380)	249	20,055	3,588
Net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.08)	0.01	$1.11	$0.21
Diluted	(0.08)	0.01	1.09	0.20

2003 Quarter Ended
Investment income	$6,528	$6,468	$6,693	$6,525
Net investment income after income taxes (1)	295	302	643	174
Net increase (decrease) in net assets resulting from operations	430	755	1,111	(278)
Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.02	$0.04	$0.06	$(0.01)
Diluted	0.02	0.04	0.06	(0.01)

(1)	As originally reported, these amounts were $305,000, $312,000, and $696,000 for the 2003 quarters ended March 31, June 30, and September 30, respectively, reflecting the exclusion of capital-based tax accruals which are now more properly reflected in operating expenses.

(9) NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” an amendment of SFAS No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain an embedded derivative that require bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, as defined. The Company does not expect that the adoption of SFAS No. 155 will have a material impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R), which supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. FAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. On April 14, 2005, the United States Securities and Exchange Commission announced it would permit most registrants subject to its oversight additional time to implement the requirements in SFAS No. 123(R). As announced, the SEC will permit companies to implement SFAS No. 123(R) at the beginning of their next fiscal year (instead of their next reporting period) that begins after June 15, 2005. The Company is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R), effective January 1, 2006, will have an immaterial impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the potential financial impact of adopting SFAS No. 123(R).

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). Loans carried at fair value and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3, thus the adoption of this standard had no impact on the Company’s financial condition and results of operations.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). The provisions of SFAS No.149 that relate to SFAS No. 133 and No. 138 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133 and No. 138, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying financing component to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. Those changes resulted in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated above and for hedging relationships designated after June 30, 2003. In addition, except as stated above, all provisions of SFAS No.149 should be applied prospectively. This standard did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

(11) COMMITMENTS AND CONTINGENCIES

(a) Employment Agreements

The Company has employment agreements with certain key officers for either a three or five-year terms. Annually, the contracts with a five-year term will renew for new five-year terms unless prior to the end of the first year, either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current five-year term. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period.

(b) Other Commitments

The Company had loan commitments outstanding of $4,571,000 at December 31, 2005 that are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, the Company had approximately $31,465,000 of undisbursed funds relating to revolving credit facilities with borrowers. These amounts may be drawn upon at the customer’s request if they meet certain credit requirements.

Commitments for leased premises expire at various dates through June 30, 2016. At December 31, 2005, minimum rental commitments for non-cancelable leases are as follows:

2006	$1,067,000
2007	1,153,000
2008	1,032,000
2009	1,025,000
2010	1,025,000
2011 and thereafter	5,144,000

Total	$10,446,000

Rent expense was $1,361,000, $1,296,000, and $1,144,000, for the years ended December 31, 2005, 2004, and 2003.

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

During 2005, 2004 and 2003, a member of the Board of Directors of the Company was also a partner in the Company’s primary law firm. Amounts paid to the law firm were approximately $198,000, $251,000, and $280,000 in 2005, 2004, and 2003.

(13) SHAREHOLDERS’ EQUITY

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock during the following six months, with an option for the Board of Directors to extend the time frame for completing the purchases. In November 2004, the repurchase program was increased by an additional $10,000,000. As of December 31, 2005, 1,353,233, shares were repurchased for $12,279,000.

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

(14) OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income were as follows:

	Year ended December 31,
	2005	2004	2003
Prepayment penalties	$998,261	$331,506	$444,213
Servicing fees	580,037	978,806	1,311,399
Late charges	363,213	526,708	795,512
Accretion of discount	350,344	284,093	462,797
Revenue sharing	—	—	34,275
Other	703,894	454,242	552,587

Total other income	$2,995,749	$2,575,355	$3,600,783

Included in prepayment penalties in 2005 was $892,000 related to the early payoff of several large loans; otherwise, the decreases in prepayment penalties and late charges reflected fewer refinancings and improved payment patterns. The decrease in servicing fees over the last year reflects the sale of the SBA Section 7 (a) loan portfolio, and its general shrinkage prior to the sale. Included in servicing fees was $400,000 in 2003 to reduce the valuation reserve for the servicing fee receivable, which resulted from improvements in prepayment patterns (see Note 2). The reduction in accretion of discount in 2004 from 2003 was primarily due to the lower amounts of SBA Section 7(a) loans outstanding. The increase in other income was primarily due to fee income received by MB reflecting the increased lending activity there, and included $115,000 of termination fees earned on deals that were not consummated in 2003.

The major components of other operating expenses were as follows:

	Year ended December 31,
	2005	2004	2003
Rent expense	$1,361,206	$1,295,871	$1,144,124
Consumer loan servicing	1,072,294	639,352	—
Travel meals and entertainment	709,510	561,233	501,040
Depreciation and amortization	703,731	635,758	643,809
Loan collection expense	619,205	696,510	813,421
Directors fees	496,517	416,341	229,556
Insurance	477,015	555,741	631,586
Office expense	368,032	287,446	308,141
Temporary help	279,469	97,537	215,422
Telephone	276,499	217,201	187,612
Miscellaneous taxes	252,766	385,537	455,016
Advertising, marketing, and public relations	208,088	108,573	86,551
Computer expense	197,266	232,090	242,156
Printing and stationary	163,919	156,037	121,686
Dues and subscriptions	126,118	105,521	93,235
Bank charges	91,995	155,284	212,596
Other expenses	634,733	1,197,613	929,967

Total operating expenses	$8,038,363	$7,743,645	$6,815,918

Consumer loan servicing increased in the 2005, reflecting the May 2004 consumer loan portfolio purchase and increase lending activity by MB. Travel and entertainment increased as a result of more extensive business development activities. Loan collections expense decreased in 2005 and 2004 as the number of loans over 90 days past due has declined due to better collection efforts. Directors fees increased primarily due to increases in the amounts paid to directors, in the number of directors serving on Boards, and in the number of Board meetings held. Insurance expense decreased as a result of lower premiums charged in a more competitive insurance market. Temporary help expense grew from increased use of temporary employees for special projects. Included in miscellaneous taxes for 2004 were $71,000 related to sales tax audit results covering years dating back to 1995, and in 2003 included capital-based state taxes due. Advertising, marketing, and public relations expense was up in 2005 primarily reflecting the consumer portfolio marketing efforts of MB. Bank charges continued to drop reflecting improved utilization of banking relationships.

(15) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Year ended December 31,
	2005	2004	2003	2002	2001
Net share data:
Net asset value at the beginning of the period	$9.83	$8.89	$8.87	$9.59	$10.16
Net investment income (loss)	0.88	0.41	0.08	(0.44)	0.13
Income tax (provision) benefit	(0.11)	(0.12)	(0.00)	(0.00)	0.00
Net realized gains (losses) on investments	0.06	0.00	0.63	(0.35)	(0.17)
Net change in unrealized appreciation (depreciation) on investments	(0.44)	0.93	(0.60)	0.10	(0.20)

Net increase (decrease) in net assets resulting from operations	0.39	1.22	0.11	(0.69)	(0.24)
Issuance of common stock	(0.06)	0.00	0.00	0.00	0.01
Repurchase of common stock	0.02	0.05	—	—	—
Distribution of net investment income	(0.50)	(0.33)	(0.09)	(0.03)	(0.34)

Net asset value at the end of the period	$9.69	$9.83	$8.89	$8.87	$9.59

Per share market value at beginning of period	$9.70	$9.49	$3.90	$7.90	$14.63
Per share market value at end of period	11.26	9.70	9.49	3.90	7.90
Total return (1)	21%	6%	146%	(50)%	(44)%
Ratios/supplemental data
Average net assets	$167,909,130	$162,843,480	$162,265,000	$168,627,645	$166,379,846
Operating expenses to average net assets (2)	12.65%	11.63%	10.55%	10.92%	10.34%
Net investment income (loss) after taxes to average net assets (3)	8.02	3.33	0.91	(0.90)	5.54

(1)	Total return is calculated by dividing the change in market value of a share of common stock during the year plus distributions, divided by the per share market value at the beginning of the year.
(2)	Operating expense ratios presented exclude the $63,000 and $9,417,000 costs of debt extinguishment in 2003 and 2002, and $550,000 in 2001 to write off transaction, acquisition-related, and other nonrecurring charges. Unadjusted, the ratios would have been 10.59%, 16.50%, and 10.67% in 2003, 2002, and 2001, respectively.
(3)	Net investment income ratios presented exclude the $63,000 and $9,417,000 costs of debt extinguishment in 2003 and 2002, and the $6,700,000 of charges related to Chicago Yellow, the excess servicing asset, the additional bank charges, and the write-off of transaction costs in 2001. Unadjusted, the ratios would have been 0.87%, (4.68%), and 1.51%, in 2003, 2002, and 2001, respectively.

(16) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employee’s contributions may not exceed certain maximum amounts determined under the Code. Employee contributions are invested in various mutual funds according to the directions of the employee. Beginning September 1, 1998, the Company elected to match employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee’s contribution but in no event greater than 2% of the portion of such employee’s annual salary eligible for 401(k) Plan benefits. The Company’s 401(k) plan expense was approximately $67,000, $68,000, and $61,000 for the years ended December 31, 2005, 2004, and 2003.

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(d) Commitments to extend credit-The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2005 and 2004, the estimated fair value of these off-balance-sheet instruments was not material.

(e) Interest rate cap agreements-The fair value is estimated based on market prices or dealer quotes. At December 31, 2005 and 2004, the estimated fair value of these off-balance-sheet instruments was not material.

(f) Fixed rate borrowings-The fair value of federally insured bank certificates of deposit and of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Investments	$723,253,000	$723,253,000	$643,541,000	$643,541,000
Cash	43,036,000	43,036,000	37,267,000	37,267,000
Servicing fee receivable	0	0	2,312,000	2,312,000
Financial Liabilities
Floating rate debt	323,665,000	323,665,000	274,960,000	274,960,000
Fixed rate debt	296,357,000	296,357,000	250,973,000	250,973,000

(18) MB REGULATORY GUIDELINES

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

The following table represents MB’s actual capital amounts and related ratios as of December 31, 2005 and 2004, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. Management believes, as of December 31, 2005, that MB meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
	Minimum	Well-capitalized	December 31, 2005	December 31, 2004
Tier I capital			$39,379,000	$33,492,000
Total capital			42,288,000	35,971,000
Average assets			234,976,000	210,906,000
Risk-weighted assets			276,402,000	195,964,000
Leverage ratio (1)	4%	5%	15.8%	15.9%
Tier I capital ratio (2)	4	6	14.2	17.1
Total capital ratio (2)	8	10	15.3	18.4

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(19) SUBSEQUENT EVENTS

On March 9, 2006, affiliates of the Company purchased $35,553,000 of floating rate New York medallion loans from Banco Popular for par plus a 1% premium. The purchase was funded by a combination of cash on hand and draws under the MLB line.

On March 6, 2006, the line of credit with Atlantic Bank was increased to $6,000,000. On February 1, 2006, the line’s maturity date was further extended until August 1, 2006.

On March 1, 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a ten year period upon payment of a 1% fee and the infusion of $4,500,000 of additional capital.

On February 15, 2006, the Company’s board of directors declared a $0.15 per share common stock dividend, payable on March 27, 2006 to shareholders of record on March 10, 2006.

On January 10, 2006, an amendment was made to the MLB line to increase the facility to $475,000,000 from $325,000,000, and extend the maturity date to September 2008. The facility fee for the new amendment was $200,000 payable in January 2006 and $200,000 payable in February 2006.

MEDALLION FINANCIAL CORP.

Consolidated Schedule of Investments

December 31, 2005

	# Of Loans	Balance Outstanding	Interest Rate
	58	$2,579,463	0.00-4.99%
	21	8,494,786	5.00-5.24
	20	3,791,989	5.25-5.49
	133	43,840,593	5.50-5.74
	173	55,250,468	5.75-5.99
	249	62,935,982	6.00-6.24
	222	67,104,376	6.25-6.49
	254	54,880,893	6.50-6.74
	228	43,402,409	6.75-6.99
	199	49,561,554	7.00-7.24
	101	16,926,674	7.25-7.49
	75	9,728,927	7.50-7.74
	65	27,186,795	7.75-7.99
	59	7,513,816	8.00-8.49
	28	4,134,479	8.50-8.74
	33	15,084,434	8.75-8.99
	68	5,163,318	9.00-9.24
	23	24,412,316	9.25-9.49
	46	6,619,117	9.50-9.74
	24	4,766,620	9.75-9.99
	31	10,219,311	10.00-10.24
	17	12,945,069	10.25-10.49
	14	5,476,589	10.50-10.74
	12	5,053,720	10.75-10.99
	21	5,531,547	11.00-11.99
	43	13,182,653	12.00-12.49
	64	1,291,247	12.75-12.99
	16	10,972,042	13.00-13.74
	112	1,090,696	13.75-13.99
	41	11,407,980	14.00-14.49
	21	804,468	14.50-14.74
	188	1,979,150	14.75-14.99
	63	552,565	15.00-15.24
	84	707,052	15.25-15.49
	180	1,699,948	15.50-15.74
	70	640,994	15.75-15.99
	100	909,233	16.00-16.24
	26	259,142	16.25-16.49
	46	378,288	16.50-16.74
	220	3,416,224	16.75-17.24
	37	375,812	17.50-17.74
	2,045	26,397926	17.75-18.24
	15	196,614	18.25-18.49
	216	6,730,708	18.50-18.74
	1,878	27,992,644	18.75-18.99
	13	5,280,294	19.00-19.49
	97	883,910	19.50-19.74
	1,959	21,679,829	19.75-20.49

Total loans	9,708	$691,434,664	8.93%

CCU		$20,464,314
LYV		1,037,389
PMC		900,897
Investment in Hampton LLC		874,846
Micromedics		58,829
Star Concession		40,000
Appliance		7,500
Total equity investments		$23,383,775

FNMA		$7,299,404
FHLMC		5,693,019
GNMA		3,385,581
UTHSG		1,495,000

Total investment securities		$17,873,003

Investments at cost		$732,691,442	8.58%

Deferred loan acquisition costs		2,634,337
Unrealized appreciation on equity investments		628,732
Unrealized depreciation on investment securities		(243,097)
Premiums paid on purchased securities		462,932
Unrealized depreciation on loans		(12,921,428)

Net investments		$723,252,919

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