Form 10-Q
period 2006-03-31
MEDALLION FINANCIAL CORP
filed 2006-05-10
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-27812

MEDALLION FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3291176
(State of Incorporation)	(IRS Employer Identification No.)

437 MADISON AVENUE, 38th Floor, NEW YORK, NEW YORK	10022
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer    ☐    Accelerated Filer  ☒    Non Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 10, 2006 was 17,270,415.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a Business Development Company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions, and various types of commercial businesses, and in originating consumer loans for the purchase of recreational vehicles, boats, and horse trailers. Since 1996, the year in which the Company became a public company, it has increased its medallion loan portfolio at a compound annual growth rate of 15%, and its commercial loan portfolio at a compound annual growth rate of 15%. Total assets under management, which includes assets serviced for third party investors, were approximately $843,503,000 at March 31, 2006, and have grown at a compound annual growth rate of 16% from $215,000,000 at the end of 1996.

The Company conducts its business through various wholly-owned subsidiaries including its primary taxicab medallion lending company, Medallion Funding Corp. (MFC). The Company also currently conducts business through Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), which conducts a mezzanine financing business; Freshstart Venture Capital Corp. (FSVC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), a bank regulated by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions to originate taxicab medallion, commercial, and consumer loans; to raise deposits; and to conduct other banking activities. MFC, MCI, and FSVC operate as SBICs and are regulated and financed in part by the SBA. Until October 2005, the Company also conducted business through Business Lenders, LLC (BLL), licensed under the US Small Business Administration (SBA) Section 7(a) program. On October 17, 2005, the Company completed the sale of the loan portfolio and related assets of BLL. In connection with this transaction, the Company sold assets in the amount of $22,799,000, less liabilities assumed by the buyer in the amount of $2,327,000. The assets were sold at book value, and therefore no gain or loss, excluding transaction costs, was recognized as a result of this transaction. For the 2005 first quarter, BLL generated net decrease in net assets resulting from operations of $112,000, and BLL’s net investment loss after taxes was $142,000.

The financial information is divided into two sections. The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2006.

The consolidated balance sheet of the Company as of March 31, 2006, the related consolidated statements of operations for the three months ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to summarize fairly the Company’s consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2006 and 2005, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2006	2005
Interest income on investments	$15,724,164	$12,518,037
Dividends and interest income on short-term investments	603,030	335,722
Medallion lease income	120,000	112,500

Total investment income	16,447,194	12,966,259

Interest on floating rate borrowings	4,147,437	2,904,702
Interest on fixed rate borrowings	3,281,293	2,316,634

Total interest expense	7,428,730	5,221,336

Net interest income	9,018,464	7,744,923

Gain on sales of loans	—	239,520
Other income	399,917	673,238

Total noninterest income	399,917	912,758

Salaries and benefits	2,439,233	2,964,013
Professional fees	610,783	505,257
Other operating expenses	1,600,488	1,871,723

Total operating expenses	4,650,504	5,340,993

Net investment income before income taxes	4,767,877	3,316,688
Income tax provision	1,001,571	556,661

Net investment income after income taxes	3,766,306	2,760,027

Net realized gains (losses) on investments	(2,241,423)	2,047,887
Net change in unrealized appreciation (depreciation) on investments	261,287	(2,572,235)

Net realized/unrealized loss on investments	(1,980,136)	(524,348)

Net increase in net assets resulting from operations	1,786,170	$2,235,679

Net increase in net assets resulting from operations per common share
Basic	$0.10	$0.13
Diluted	0.10	0.13

Dividends declared per share	$0.16	$0.12

Weighted average common shares outstanding
Basic	17,211,707	17,135,682
Diluted	17,722,064	17,605,676

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2006	December 31, 2005
Assets
Medallion loans, at fair value	$497,763,372	$449,672,510
Commercial loans, at fair value	146,998,855	145,796,651
Consumer loans, at fair value	90,290,515	85,678,412
Equity investments, at fair value	23,610,251	24,012,508
Investment securities, at fair value	18,790,633	18,092,838

Net investments ($417,225,000) at March 31, 2006 and $380,267,000 at December 31, 2005 pledged as collateral under borrowing arrangements)	777,453,626	723,252,919
Cash ($582,000 at March 31, 2006 and $574,000 at December 31, 2005 restricted as to use by lender)	32,865,475	43,035,506
Accrued interest receivable	3,299,740	3,580,460
Fixed assets, net	632,652	614,858
Goodwill, net	5,007,583	5,007,583
Other assets, net	17,006,832	17,481,876

Total assets	$836,265,908	$792,973,202

Liabilities
Accounts payable and accrued expenses	$3,703,482	$4,837,461
Accrued interest payable	925,982	1,759,737
Floating rate borrowings	370,885,658	323,664,951
Fixed rate borrowings	294,721,694	296,357,214

Total liabilities	670,236,816	626,619,363

Shareholders’ equity
Preferred Stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 18,638,766 shares at March 31, 2006 and 18,546,648 shares at December 31, 2005 issued)	186,182	185,271
Treasury stock at cost (1,373,351 shares at March 31, 2006 and December 31, 2005)	(12,611,113)	(12,611,113)
Capital in excess of par value	175,731,009	175,259,730
Accumulated net investment income	2,723,014	3,519,951

Total shareholders’ equity	166,029,092	166,353,839

Total liabilities and shareholders’ equity	$836,265,908	$792,973,202

Number of common shares outstanding	17,265,415	17,173,297
Net asset value per share	$9.62	$9.69

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,786,170	$2,235,679
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	117,719	127,268
Amortization of origination costs	164,908	613,704
Increase in net unrealized (appreciation) depreciation on investments	(261,287)	2,572,235
Net realized (gains) losses on investments	2,241,423	(2,047,887)
Gains on sales of loans	—	(239,520)
Decrease in accrued interest receivable	280,720	(166,587)
Decrease in servicing fee receivable	—	37,862
Decrease in other assets, net	1,318,112	1,350,349
Decrease in accounts payable and accrued expenses	(1,133,978)	(1,580,538)
Decrease in accrued interest payable	(833,755)	(1,177,237)

Net cash provided by operating activities	3,680,032	1,725,328

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(65,519,983)	(77,643,695)
Proceeds from principal receipts, sales, and maturities of investments	44,175,084	43,770,825
Banco portfolio acquisition	(35,703,391)	—
Capital expenditures	(135,513)	(146,398)

Net cash used for investing activities	(57,183,803)	(34,019,268)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from floating rate borrowings	56,322,250	39,012,565
Repayments of floating rate borrowings	(9,101,543)	(16,799,287)
Proceeds from fixed rate borrowings	57,486,000	18,480,000
Repayments of fixed rate borrowings	(59,121,520)	(9,797,164)
Proceeds from exercise of stock options	466,665	3,715
Payments of declared dividends	(2,583,112)	(1,869,226)
Purchase of treasury stock at cost	—	(3,608,732)
Commitment fees on SBA leverage	(135,000)	—

Net cash provided by financing activities	43,333,740	25,421,871

NET DECREASE IN CASH	(10,170,031)	(6,872,069)
CASH, beginning of year	43,035,506	37,267,122

CASH, end of period	$32,865,475	$30,395,053

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$7,972,739	$5,917,572
Cash paid during the period for income taxes	732,009	65,944
Non-cash investing activities-net transfers to other assets	800,973	2,621,657

The accompanying notes are in integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

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

The Company also conducts business through Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business; Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), a Federal Deposit Insurance Corporation (FDIC) insured industrial bank that primarily originates medallion loans, commercial loans, and consumer loans, raises deposits, and conducts other banking activities. MFC, MCI, and FSVC, as SBICs, are regulated and financed in part by the SBA. Until October 2005, the Company also conducted business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) Section 7(a) program. On October 17, 2005, the Company completed the sale of the loan portfolio and related assets of BLL. In connection with this transaction, the Company sold assets in the amount of $22,799,000, less liabilities assumed by the buyer in the amount of $2,327,000. The assets were sold at book value, and therefore no gain or loss, excluding transaction costs, was recognized as a result of this transaction. For 2005, BLL generated net decease in net assets resulting from operations of $112,000, and BLL’s net investment loss after taxes was $142,000.

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

In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others. The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. The assets of the Trust, aggregating $384,012,000 at March 31, 2006 and $344,594,000 at December 31, 2005, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust. The Trust’s loans are serviced by MFC.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions, balances, and profits have been eliminated in consolidation.

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

Equity investments (common stock and stock warrants) and investment securities (mortgage backed bonds), representing 3% and 2%, respectively, of the investment portfolio, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments at March 31, 2006 are marketable and non-marketable securities of $21,635,000 and $1,975,000, respectively. At December 31, 2005, the respective balances were $23,032,000 and $981,000, respectively. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 64% and 62% of the Company’s investment portfolio at March 31, 2006 and December 31, 2005, respectively, had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 80% and 78% were in New York City at March 31, 2006 and December 31, 2005. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (19% at both March 31, 2006 and December 31, 2005) represents loans to various commercial enterprises, in a variety of industries, including wholesaling, food services, financing, broadcasting, communications, real estate, and lodging. These loans are made primarily in the metropolitan New York City area, and historically included loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. Approximately 12% of the Company’s portfolio consists of consumer loans in all 50 states collateralized by recreational vehicles, boats, and trailers at both March 31, 2006 and December 31, 2005.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2006, December 31, 2005, and March 31, 2005 net origination costs totaled approximately $3,418,000, $2,634,000, and $1,800,000. Amortization expense for the quarters ended March 31, 2006 and 2005 was $165,000 and $614,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At March 31, 2006, December 31, 2005, and March 31, 2005, the net premium on investment securities totaled $421,000, $463,000, and $651,000, and amortization expense for the 2006 and 2005 first quarters was $38,000 and $30,000.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At March 31, 2006, December 31, 2005, and March 31, 2005, total non-accrual loans were approximately $18,652,000, $22,641,000, and $28,139,000, and represented 3%, 4%, and 4% of the gross medallion and commercial loan portfolio, respectively. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $6,158,000, $6,744,000, and $6,273,000 as of March 31, 2006, December 31, 2005, and March 31, 2005, of which $659,000 and $853,000 would have been recognized in the quarters ended March 31, 2006 and 2005.

The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. As a result, these loans are not typically placed on nonaccrual, but are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. In the 2006 first quarter, $399,00 of consumer loans in bankruptcy, representing less than 1% of consumer loans, were placed on nonaccrual. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $66,000 as of March 31, 2006, of which $30,000 would have been recognized in the quarter ended March 31, 2006.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125” (SFAS 140). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The principal portion of loans serviced for others by the Company was approximately $7,237,000, $9,133,000, and $109,875,000 at March 31, 2006, December 31, 2005, and March 31, 2005.

Gain or losses on loan sales were primarily attributable to the sale of commercial loans which had been at least partially guaranteed by the SBA, and was conducted by the Company’s BLL subsidiary. The Company sold all of the SBA Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. The Company recognized gains or losses from the sale of the SBA-guaranteed portion of a loan at the date of the sales agreement when control of the future economic benefits embodied in the loan was surrendered. The gains were calculated in accordance with SFAS 140, which required that the gain on the sale of a portion of a loan be based on the relative fair values of the loan portion sold and the loan portion retained. The gain on loan sales was due to the differential between the carrying amount of the portion of loans sold and the sum of the cash received and the servicing fee receivable. The servicing fee receivable represented the present value of the difference between the servicing fee received by the Company (generally 100 to 400 basis points) and the Company’s servicing costs and normal profit, after considering the estimated effects of prepayments and defaults over the life of the servicing agreement. In connection with calculating the servicing fee receivable, the Company made certain assumptions including the cost of servicing a loan including a normal profit, the estimated life of the underlying loan that would be serviced, and the discount rate used in the present value calculation. The Company considered 40 basis points to be its cost plus a normal profit and used the note rate plus 100 basis points for loans with an original maturity of ten years or less, and the note rate plus 200 basis points for loans with an original maturity of greater than ten years as the discount rate. The note rate was generally the prime rate plus 2.75%.

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

The estimated net servicing income was based, in part, on management’s estimate of prepayment speeds, including default rates, and accordingly, there was no assurance of the accuracy of these estimates. If the prepayment speeds occurred at a faster rate than anticipated, the amortization of the servicing asset would have been accelerated and its value would have declined; and as a result, servicing income during that and subsequent periods would have declined. If prepayments occurred slower than anticipated, cash flows would have exceeded estimated amounts and servicing income would have increased. The constant prepayment rates utilized by the Company in estimating the lives of the loans depended on the original term of the loan, industry trends, and the Company’s historical data on prepayments and delinquencies, and ranged from 15% to 35%. The Company evaluated the temporary impairment to determine if any such temporary impairment would be considered to be permanent in nature. The prepayment rate of loans may have been affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers.

The activity in the reserve for servicing fee receivable follows:

	Three months ended March 31,
	2006	2005
Beginning Balance	$—	$1,036,500
Reductions charged to operations	—	(38,500)

Ending Balance	$—	$998,000

The Company also had the option to sell the unguaranteed portions of loans to third party investors. The gain or loss on such sales was calculated in accordance with SFAS No. 140. The Company had no sales of unguaranteed portions of loans to third parties for the quarters ended March 31, 2006 and 2005. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the carrying amount of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized depreciation on net investments (which excludes foreclosed properties) was $12,093,000, $12,536,000, and $10,922,000 as of March 31, 2006, December 31, 2005, and March 31, 2005, respectively.

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on net investments during the three months ended March 31, 2006 and 2005.

	Loans	Equity Investments	Total
Balance December 31, 2004 (1)	$(11,897,572)	$636,139	$(11,261,433)
Increase in unrealized
Appreciation on investments	—	714,744	714,744
Depreciation on investments (2)	(1,263,442)	—	(1,263,442)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	887,795	—	887,795

Balance March 31, 2005 (1)	$(12,273,219)	$1,350,883	$(10,922,336)

	Loans	Equity Investments	Total
Balance December 31, 2005 (1)	$(12,921,428)	$385,635	$(12,535,793)
Increase in unrealized
Depreciation on investments (2)	(858,150)	(1,012,281)	(1,870,431)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(64,500)	(64,500)
Losses on investments	2,377,489	—	2,377,489

Balance March 31, 2006 (1)	$(11,402,089)	$ (691,146)	$(12,093,235)

(1)	Excludes unrealized depreciation of $1,369,750, $1,396,750, $747,281, and $512,281 on foreclosed properties at March 31, 2006, December 31, 2005, March 31, 2005, and December 31, 2004, respectively.
(2)	Includes $44,239 and $45,847 of depreciation on investment securities in the quarters ended March 31, 2006 and 2005.

The table below summarizes components of unrealized/realized gains and losses in the investment portfolio.

	Three months ended March 31
	2006	2005
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$—	$50,517
Unrealized depreciation	(1,961,702)	(599,214)
Realized gains	(64,500)	(2,676,333)
Realized losses	2,377,489	887,795
Unrealized losses on foreclosed properties	(90,000)	(235,000)

Total	$261,287	$(2,572,235)

Net realized gains (losses) on investments
Realized gains	$64,500	$2,676,333
Realized losses	(2,377,488)	(887,795)
Direct recoveries (charge offs)	(49,994)	211,702
Other gains	129,993	99,880
Realized losses on foreclosed properties	(8,434)	(52,233)

Total	$(2,241,423)	$2,047,887

Goodwill

Effective January 1, 2002, coincident with the adoption of SFAS No.142, “ Goodwill and Intangible Assets,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for 2005, 2004, and 2003, and management believes, and the Board of Directors concurs that there is no impairment as of March 31, 2006. The Company conducts annual appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was approximately $118,000 and $127,000 for the 2006 and 2005 first quarters, respectively.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense was $290,000 and $509,000 for the quarters ended March 30, 2006 and 2005. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives, and during 2004 was increased by the purchase premium paid on the consumer portfolio purchase of $5,678,000, of which $308,000 and $384,000 was amortized into interest income during the 2006 and 2005 first quarters. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts on the balance sheet for all of these purposes were $5,532,000 and $5,501,000 as of March 31, 2006 and December 31, 2005.

Federal Income Taxes

Traditionally, the Company and each of its corporate subsidiaries other than MB (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code.

MB is not a RIC and is taxed as a regular corporation. The Trust is not subject to federal income taxation. Instead, the Trust’s taxable income is treated as having been earned by MFC.

During 2004, BLL changed its tax status from that of a disregarded “pass-through” entity of the Company to that of a company taxable as a corporation. For 2005, BLL had no tax liability as a result of this election.

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

	Three months ended March 31,
	2006	2005
Net increase in net assets resulting from operations available to common shareholders	$1,786,170	$2,235,679

Weighted average common shares outstanding applicable to basic EPS	17,211,707	17,135,682
Effect of dilutive stock options	510,357	469,994

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,722,064	17,605,676

Basic earnings per share	$0.10	$0.13
Diluted earnings per share	0.10	0.13

Potentially dilutive common shares excluded from the above calculations aggregated 535,252 and 646,840 shares as of March 31, 2006 and 2005.

Stock Compensation

The Company applies SFAS No. 123R, Accounting for Stock-Based Compensation, and related interpretations in accounting for its stock option plans effective January 1, 2006, and accordingly, the Company has begun to expense these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected in net income, for both any new grants, as well as for all unvested options outstanding at December 31, 2005, in both cases using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option. Previously, the Company applied APB Opinion No. 25 and related Interpretations in accounting for all the plans. Accordingly, no compensation cost was recognized under these plans, and the Company followed the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure.

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. During the three months ended March 31, 2006, the Company issued no new stock-based option awards, and recognized $36,000 of non-cash stock-based compensation expense related to the unvested portion of options granted in prior periods. During the three months ended March 31, 2005, the Company issued no new stock-based option awards, and would have recognized $30,000 of non-cash stock-based compensation expense related to the unvested portion of options granted in prior periods. For both periods, the amounts that were or would have been recognized were immaterial and had no impact on earnings per share. As of March 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options was approximately $216,000, which is expected to be recognized over the next seven quarters.

Derivatives

The Company had no interest rate cap agreements or other derivative investments outstanding 2006 and 2005.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3) FLOATING RATE BORROWINGS

The outstanding balances of floating rate borrowings were as follows:

	Payments Due By Period
Dollars in thousands	2006	2007	2008	2009	2010	Thereafter	March 31, 2006	December 31, 2005	Interest Rate (1)
Revolving line of credit	$—	$—	$339,263	$—	$—	$—	$339,263	$304,453	5.00%
Notes payable to banks	19,396	1,562	—	—	—	—	20,958	8,550	7.43
Margin loan	10,664	—	—	—	—	—	10,664	10,662	5.50

Total	$30,060	$1,562	$339,263	$—	$—	$—	$370,885	$323,665	5.15

(1)	Weighted average contractual rate as of March 31, 2006.

(A) REVOLVING LINE OF CREDIT

In September 2002, and as renegotiated in September 2003, January 2005, and January 2006, the Trust entered into a revolving line of credit agreement (amended) with Merrill Lynch Commercial Finance Corp., as successor to Merrill Lynch Bank, USA (MLB) to provide up to $475,000,000 of financing to acquire medallion loans from MFC (MLB line). Borrowings under the Trust’s revolving line of credit are collateralized by the Trust’s assets. MFC is the servicer of the loans owned by the Trust. The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The MLB line matures in September 2008. Effective January 2005, the interest rate was generally LIBOR plus 0.75% with an unused facility fee of 0.375% on unused amounts up to $250,000,000, and effective September 2003, was LIBOR plus 1.25% and 0.125%, and prior to that was LIBOR plus 1.50% and 0.375%. The facility fees were $200,000 in February 2006, $200,000 in January 2006, $300,000 in September 2005, $900,000 in September 2004, and $375,000 in September 2003.

(B) NOTES PAYABLE TO BANKS AND MARGIN LOAN

On January 25, 2005, MFC entered into a $4,000,000 revolving note agreement with Atlantic Bank of New York that matured on December 1, 2005, and which maturity was extended by Atlantic Bank to February 1, 2006, and which was further extended to August 1, 2006. On March 6, 2006, the line of credit was increased to $6,000,000. The line is secured by medallion loans of MFC that are in process of being sold to the Trust, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate minus 0.25%, payable monthly. As of March 31, 2006, $3,967,000 had been drawn down under this line.

In November, 2004, the Company entered into a margin loan agreement with Bear Stearns & Co. Inc. The margin loan is secured by the pledged stock of CCU held by the Company, and is generally available at 60% of the current fair market value of the CCU stock, or $11,970,000 as of March 31, 2006. The margin loan bears interest at the federal funds rate plus 0.75%. As of March 31, 2006, $10,664,000 had been drawn down under this margin loan.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that matured on April 25, 2005, and which maturity was extended by Sterling National Bank for 60 days. On June 28, 2005, the maturity date was further extended to July 31, 2005. On July 28, 2005, the note agreement was amended, and the maturity date was extended until June 30, 2006. The line is secured by certain pledged assets of the Company and MBC, and is subject to periodic borrowing base requirements. The line bears interest at the prime rate, payable monthly, and is subject to an unused fee of 0.125%. As of March 31, 2006, $14,000,000 had been drawn down under this line.

On July 11, 2003, certain operating subsidiaries of MFC entered into an aggregate $1,700,000 of note agreements with Atlantic Bank of New York and Israel Discount Bank, collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,341,000 was outstanding at March 31, 2006. The notes mature July 8, 2006 and bear interest at LIBOR plus 2%, adjusted annually, payable monthly. Principal and interest payments of $17,000 are due monthly, with the balance due at maturity.

On June 30, 2003, an operating subsidiary of MFC entered into a $2,000,000 note agreement with Banco Popular North America, collateralized by certain taxicab medallions owned by Medallion Chicago, of which $1,650,000 was outstanding at March 31, 2006. The note matures June 1, 2007 and bears interest at Banco Popular’s prime rate less 0.25%, adjusted annually, payable monthly. Principal and interest payments of $18,000 are due monthly, with the balance due at maturity.

(4) FIXED RATE BORROWINGS

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due By Period
	2006	2007	2008	2009	2010	Thereafter	March 31, 2006	December 31, 2005	Interest Rate (1)
Certificates of deposit	$115,993,000	$50,328,000	$31,358,000	$19,793,000	$—	$—	$217,472,000	$219,107,000	3.69%
SBA debentures	—	—	—	—	—	77,250,000	77,250,000	77,250,000	6.05

Total	$115,993,000	$50,328,000	$31,358,000	$19,793,000	$—	$77,250,000	$294,722,000	$296,357,000	4.31

(1)	Weighted average contractual rate as of March 31, 2006.

In January 2004, MB commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to MB. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized was $678,000 and $747,000 at March 31, 2006 and December 31, 2005, and $162,000 and $135,000 was amortized to interest expense during the 2006 and 2005 first quarters. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

On March 1, 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a ten year period upon payment of a 1% fee and the infusion of $4,500,000 of additional capital. In November 2003, FSVC applied for and received an additional commitment of $8,000,000, and during 2001, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of five years. As of March 31, 2006, $80,000,000 of commitments had been fully utilized.

(5) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(6) OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income were as follows:

	Three months ended March 31,
	2006	2005
Prepayment penalties	$174,097	$29,457
Late charges	52,716	139,986
Servicing fees	8,298	317,000
Accretion of discount	—	28,710
Other	164,806	158,085

Total other income	$399,917	$673,238

Prepayment penalties increased in the 2006 three months, reflecting $161,000 of unusually large prepayment penalties from several large paid-off loans. Excluding BLL and those prepayment penalties, late charges and prepayment penalties declined reflecting a better perfoming customer base. Servicing fees, and accretion of discount decreased from 2005 primarily due to the sale of BLL in October 2005.

The major components of other operating expenses were as follows:

	Three months ended March 31,
	2006	2005
Rent expense	$340,096	$365,190
Consumer loan servicing	288,042	245,198
Loan collection expense	151,747	145,856
Travel, meals, and entertainment	119,624	230,793
Depreciation and amortization	117,719	127,266
Insurance	95,146	130,650
Directors fees	87,264	105,426
Other expenses	400,850	521,344

Total other operating expenses	$1,600,488	$1,871,723

In general, other operating expenses are down from a year ago reflecting the October 2005 sale of assets and liabilities of BLL. Consumer loan servicing increased in the 2006 three months reflecting increased activity in consumer loan portfolios being serviced. Travel and entertainment decreased in 2006 as a result of less extensive business development activities compared to 2005. Insurance expense decreased as a result of lower premium charges in a more competitive insurance market. Advertising, marketing and public relations expenses decline in 2006 reflecting MB’s efforts in consumer portfolio marketing in 2005 as the consumer loans origination efforts took off.

(7) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three months ended March 31,
	2006	2005
Net share data:
Net asset value at the beginning of the period	$9.69	$9.83
Net investment income	0.28	0.19
Income tax provision	(0.06)	(0.03)
Net realized gains (losses) on investments	(0.13)	0.12
Net change in unrealized appreciation (depreciation) on investments	0.02	(0.15)
Other	(0.01)	—

Net increase in net assets resulting from operations	0.10	0.13
Distributions of net investment income	(0.15)	(0.11)
Issuance of common stock	(0.02)	—
Repurchase of common stock	—	0.01

Net asset value at the end of the period	$9.62	$9.86

Per share market value at beginning of period	$11.26	$9.70
Per share market value at end of period	13.55	9.13
Total return (1)	88%	(19)%

Ratios/supplemental data
Average net assets	$166,494,712	$168,905,870
Operating expenses to average net assets	11.33%	12.82%
Net investment income after taxes to average net assets	9.17%	6.63%

(1)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period, and annualizing if appropriate.

(8) MB REGULATORY GUIDELINES

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

Quantitative measures established by regulation to ensure capital adequacy require MB to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting MB’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, and that the Tier I Leverage Capital to total assets ratio, as defined, of not less than 15%, and an adequate allowance for loan losses shall be maintained and no dividends shall be paid to the Company for its first three years of operation.

The following table represents MB’s actual capital amounts and related ratios as of March 31, 2006 and December 31, 2005, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. Management believes, as of March 31, 2006, that MB meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory		March 31, 2006	December 31, 2005
	Minimum	Well-capitalized
Tier I capital			$40,861,000	$39,379,000
Total capital			43,880,000	42,288,000
Average assets			254,392,000	234,976,000
Risk-weighted assets			239,320,000	276,402,000
Leverage ratio (1)	4%	5%	16.1%	15.8%
Tier I capital ratio (2)	4	6	17.1	14.2
Total capital ratio (2)	8	10	18.3	15.3

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(9) STOCK OPTIONS

The Company has a stock option plan (1996 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 1996 Stock Option Plan, which was approved by the Board of Directors and shareholders on May 22, 1996, provides for the issuance of a maximum of 750,000 shares of common stock of the Company. On June 11, 1998, the Board of Directors and shareholders approved certain amendments to the Company’s 1996 Stock Option Plan, including increasing the number of shares reserved for issuance from 750,000 to 1,500,000. In addition, on June 11, 2002 an additional 750,000 shares were approved, bringing the shares reserved for issuance to 2,250,000. At March 31, 2006, 209,662 shares of the Company’s common stock remained available for future grants. The 1996 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

A non-employee director stock option plan (the Director Plan) was also approved by the Board of Directors and shareholders on May 22, 1996. On February 24, 1999, the Board of Directors amended and restated the Director Plan in order to adjust the calculation of the number of shares of the Company’s common stock issuable under options to be granted to a non-employee director upon his or her re-election. Under the prior plan the number of options granted was obtained by dividing $100,000 by the current market price for the common stock. The Director Plan now calls for the grant of options to acquire 9,000 shares of common stock upon election of a non-employee director. It provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the Director Plan. At March 31, 2006, 3,827 shares of the Company’s common stock remained available for future grants. The grants of stock options under the Director Plan are automatic as provided in the Director Plan. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the Director Plan are exercisable annually, as defined in the Director Plan. The term of the options may not exceed five years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2006 and 2005; however, there were no options granted during the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
Risk free interest rate	4.57%	4.32%
Expected dividend yield	8.00	8.00
Expected life of option in years	7.00	7.00
Expected volatility	44.00	44.00

The following table presents the activity for the stock option program under the 1996 Stock Option Plan and the Director Plan for the quarter ended March 31, 2006.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,654,404	$3.50-29.25	$10.21
Granted	—	—	—
Cancelled	(142,568)	4.85-29.25	17.39
Exercised	(92,118)	3.70-8.40	5.12

Outstanding at March 31, 2006	1,419,718	$3.50-29.25	$9.82

Options exercisable at March 31, 2006	1,212,636	$3.50-29.25	$10.03

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2006 under the 1996 Stock Option Plan and the Director Plan:

	Options Outstanding			Options Exercisable
	Weighted average			Weighted average
Range of Exercise Prices	Shares at March 31, 2006	Remaining contractual life in years	Exercise price	Shares at March 31, 2006	Remaining contractual life in years	Exercise price
$ 3.50-5.51	606,500	4.93	$4.82	606,500	4.93	$4.82
6.50-13.75	430,236	6.30	9.01	223,154	5.29	9.38
14.25-15.56	42,848	3.95	14.71	42,848	3.95	14.71
17.25-18.75	290,134	3.18	17.41	290,134	3.18	17.41
29.25-29.25	50,000	2.09	29.25	50,000	2.09	29.25

$ 3.50-29.25	1,419,718	5.42	9.82	1,212,636	5.09	10.03

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses, and in originating consumer loans for the purchase of recreational vehicles, boats, and horse trailers. Since 1996, the year in which the Company became a public company, it has increased its medallion loan portfolio at a compound annual growth rate of 15%, and its commercial loan portfolio at a compound annual growth rate of 15%. Total assets under our management, which includes assets serviced for third party investors, were approximately $843,503,000 at March 31, 2006, and have grown at a compound annual growth rate of 16% from $215,000,000 at the end of 1996.

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

	March 31, 2006		December 31, 2005		March 31, 2005
(Dollars in thousands)	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance
Medallion loans
New York	6.36%	$397,505	6.23%	$351,014	5.83%	$321,878
Chicago	7.02	51,301	6.99	52,242	6.59	51,470
Boston	7.57	29,843	7.47	27,879	7.25	20,859
Newark	8.42	6,645	8.49	6,541	9.04	6,721
Cambridge	7.30	6,223	7.21	5,664	7.17	4,593
Other	7.53	6,382	7.53	6,464	8.07	3,251

Total medallion loans	6.55	497,899	6.46	449,804	6.09	408,772

Deferred loan acquisition costs		1,226		1,217		858
Unrealized depreciation on loans		(1,362)		(1,348)		(1,358)

Net medallion loans		$497,763		$449,673		$408,272

Commercial loans
Asset based	10.14%	$78,115	9.64%	$72,085	8.35%	$54,484
Secured mezzanine	13.74	46,023	14.06	53,207	13.66	54,391
Other secured commercial	6.85	28,315	7.06	28,058	8.10	18,876
SBA Section 7(a) (2)	—	—	—	—	9.82	27,237

Total commercial loans(2)	10.66	152,453	10.70	153,350	10.44	154,988

Deferred loan acquisition costs		514		67		673
Discount on SBA Section 7(a) loans sold(2)		—		—		(986)
Unrealized depreciation on loans		(5,968)		(7,621)		(7,416)

Net commercial loans		$146,999		$145,796		$147,259

Consumer loans
Marine	18.34%	$41,082	18.39%	$42,052	18.56%	$36,669
RV	18.51	47,288	18.49	41,945	18.68	32,526
Other	18.58	4,314	18.57	4,283	18.69	2,947

Total consumer loans	18.44	92,684	18.45	88,280	18.62	72,142

Deferred loan acquisition costs		1,678		1,350		269
Unrealized depreciation on loans		(4,071)		(3,952)		(3,499)

Net consumer loans		$90,291		$85,678		$68,912

Equity investments	1.49%	$24,014	1.53%	$23,384	1.35%	$29,527

Unrealized appreciation (depreciation) on equities		(404)		629		1,446

Net equity investments		$23,610		$24,013		$30,973

Investment securities	5.00%	$18,657	4.11%	$17,873	3.74%	$18,209

Unrealized depreciation on investment securities		(287)		(243)		(95)
Premiums paid on purchased securities		421		463		651

Net investment securities		$18,791		$18,093		$18,765

Investments at cost (3)	8.56%	$785,708	8.58%	$732,691	8.13%	$683,638

Deferred loan acquisition costs		3,418		2,634		1,800
Unrealized appreciation (depreciation) on equities		(404)		629		(95)
Discount on SBA Section 7(a) loans sold(2)		—		—		(986)
Unrealized depreciation on investment securities		(287)		(243)		1,446
Premiums paid on purchased securities		421		463		651
Unrealized depreciation on loans		(11,402)		(12,921)		(12,273)

Net investments		$777,454		$723,253		$674,181

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.
(2)	The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.
(3)	The weighted average interest rate for the entire loan portfolio (medallion, commercial, and consumer loans) was 8.88%, 8.93%, and 8.57% at March 31, 2006, December 31, 2005, and March 31, 2005.

INVESTMENT ACTIVITY

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three months ended March 31,
	2006	2005
Net investments at beginning of period	$723,252,919	$643,541,008
Investments originated	65,519,983	77,643,695
Purchase of Banco Popular medallion loan portfolio	35,703,391	—
Repayments of investments	(44,175,084)	(43,770,825)
Transfers (to) from other assets	(800,973)	(2,621,657)
Net increase in unrealized appreciation (depreciation) (1)	351,287	(2,337,235)
Net realized gains (losses) on investments (2)	(2,232,989)	2,100,121
Realized gains on sales of loans	—	239,520
Amortization of origination costs	(164,908)	(613,704)

Net increase in investments	54,200,707	30,639,915

Net investments at end of period	$777,453,626	$674,180,923

(1)	Excludes net unrealized depreciation of $90,000, $235,000 for the three months ended March 31, 2006 and 2005, respectively, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.
(2)	Excludes net realized losses of $8,434 and $52,233 for three months ended March 31, 2006 and 2005, respectively, related to foreclosed properties which are carried in other assets on the consolidated balance.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at March 31, 2006 was 8.56% (8.88% for the loan portfolio), a decrease of 2 basis points from 8.58% at December 31, 2005, and an increase of 43 basis points from 8.13% at March 31, 2005. The increase from the year ago quarter primarily reflected the increase in market interest rates, compounded by a change in the loan mix to a greater proportion of lower yielding medallion loans. The Company anticipates increasing the percentage of commercial and consumer loans in the total portfolio, the origination of floating and adjustable-rate loans, and the level of non-New York medallion loans to enhance our yields.

Medallion Loan Portfolio

The Company’s medallion loans comprised 64% of the net portfolio of $777,454,000 at March 31, 2006, compared to 62% of $723,253,000 at December 31, 2005 and 60% of $674,181,000 at March 31, 2005. The medallion loan portfolio increased by $48,090,000 or 11% in 2006, primarily reflecting the acquisition of the $35,703,000 portfolio from Banco Popular, and other increases in New York and Boston. The increase in the New York market can be attributed to new business marketing efforts, the conversion of participations into owned loans, and the general increase in medallion values and related refinancings. Total medallion loans serviced for third parties were $6,944,000, $8,784,000, and $9,772,000 at March 31, 2006, December 31, 2005, and March 31, 2005.

The weighted average yield of the medallion loan portfolio at March 31, 2006 was 6.55%, an increase of 9 basis points from 6.46% at December 31, 2005, and an increase of 46 basis points from 6.09% at March 31, 2005. The increase in yield primarily reflected the impact of rising interest rates in the economy and the effects of borrower refinancings. At March 31, 2006, 20% of the medallion loan portfolio represented loans outside New York, compared to 22% and 21% at December 31, 2005 and March 31, 2005. The Company continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

The Company’s commercial loans represented 19% of the net investment portfolio as of March 31, 2006, compared to 20% and 22% at December 31, and March 31, 2005. Commercial loans increased by $1,203,000 or 1% during 2006, primarily reflecting increased advances on existing lines in the asset-based loan portfolio, partially offset by reductions in the mezzanine portfolio reflecting the payoff of several large accounts. Total commercial loans serviced for third parties were $293,000, $349,000, and $100,103,000 at March 31, 2006, December 31, 2005, and March 31, 2005, and included $0, $0, and $93,530,000, respectively, related to the SBA Section 7(a) business. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

The weighted average yield of the commercial loan portfolio at March 31, 2006 was 10.66%, a decrease of 4 basis points from 10.70% at December 31, 2005 and an increase of 22 basis points from 10.44% at March 31, 2005. The increased yield reflected the increases in market interest rates, partially offset by the effects of a smaller percentage of commercial loans in the high yielding mezzanine category. The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. Variable-rate loans represented approximately 59%, 54%, and 57% of the commercial portfolio at March 31, 2006, December 31, 2005, and March 31, 2005. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolios

The Company’s consumer loans represented 12% of the net investment portfolio at March 31, 2006 and December 31 2005, and was 10% at March 31, 2005. The Company started originating new adjustable rate consumer loans during the 2004 third quarter. Recreational vehicles, boats, and horse trailers located in all 50 states collateralize the loans. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the consumer loan portfolio at March 31, 2006 was 18.44%, a decrease of 1 basis point and 18 basis points compared to 18.45% at December 31, 2005 and 18.62% at March 31, 2005. The yield decrease reflects the addition of lower priced products. The amortization of the portfolio purchase premium reduced the above yields by an average of 1.39%, 1.90%, and 2.46%, respectively. At March 31, 2006, December 31, 2005, and March 31, 2005, adjustable rate loans represented approximately 90%, 89%, and 86%, respectively, of the consumer portfolio.

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

The following table shows the trend in loans 90 days or more past due:

	March 31, 2006 (1)		December 31, 2005 (1)		March 31, 2005 (1)
Medallion loans	$6,499,000	0.9%	$6,080,000	0.9%	$5,567,000	0.8%

Commercial loans
Secured mezzanine	6,906,000	0.9	7,970,000	1.1	7,968,000	1.3
SBA Section 7(a) (2)	—	0.0	—	0.0	1,997,000	0.3
Other secured commercial	2,572,000	0.4	2,673,000	0.4	2,686,000	0.4

Total commercial loans	9,478,000	1.3	10,643,000	1.5	12,651,000	2.0

Total consumer loans	383,000	0.0	695,000	0.1	386,000	0.1

Total loans 90 days or more past due	$16,360,000	2.2%	$17,418,000	2.5%	$18,604,000	2.9%

(1)	Percentage is calculated against the total loan portfolio.
(2)	The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

In general, collection efforts since the establishment of our collection department have substantially contributed to the sizable reduction in overall delinquencies. Medallion delinquencies have held fairly stable over the last year. Secured mezzanine financing delinquencies have decreased over the last several quarters, primarily reflecting payment activity and to a lesser extent chargeoffs. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. Included in the SBA Section 7(a) delinquency figures are $415,000 at March 31, 2005, which represented loans repurchased for the purpose of collecting on the SBA guarantee. Other secured commercial loans have held fairly flat as well. The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

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

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on net investments during the three months ended March 31, 2006 and 2005.

	Loans	Equity Investments	Total
Balance December 31, 2004 (1)	$(11,897,572)	$636,139	$(11,261,433)
Increase in unrealized
Appreciation on investments	—	714,744	714,744
Depreciation on investments (2)	(1,263,442)	—	(1,263,442)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	887,795	—	887,795

Balance March 31, 2005 (1)	$(12,273,219)	$1,350,883	$(10,922,336)

	Loans	Equity Investments	Total
Balance December 31, 2005 (1)	$(12,921,428)	$385,635	$(12,535,793)
Increase in unrealized
Depreciation on investments (2)	(858,150)	(1,012,281)	(1,870,431)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(64,500)	(64,500)
Losses on investments	2,377,489	—	2,377,489

Balance March 31, 2006 (1)	$(11,402,089)	$(691,146)	$(12,093,235)

(1)	Excludes unrealized depreciation of $1,369,750, $1,396,750, $747,281, and $512,281 on foreclosed properties at March 31, 2006, December 31, 2005, March 31, 2005, and December 31, 2004, respectively.
(2)	Includes $44,239 and $45,847 of depreciation on investment securities in the first quarters ended March 31, 2006 and 2005.

The following table presents credit-related information for the investment portfolios for the quarters ended.

	March 31, 2006	December 31, 2005	March 31, 2005
Total loans
Medallion loans	$497,763,372	$449,672,510	$408,271,424
Commercial loans	146,998,855	145,796,651	147,258,623
Consumer loans	90,290,515	85,678,412	68,912,433

Total loans	735,052,742	681,147,573	624,442,480
Equity investments (1)	23,610,251	24,012,508	30,973,295
Investment securities	18,790,633	18,092,838	18,765,147

Net investments	$777,453,626	$723,252,919	$674,180,922

Unrealized appreciation (depreciation) on investments
Medallion loans	$(1,362,321)	$(1,348,535)	$(1,358,042)
Commercial loans	(5,968,445)	(7,621,156)	(7,416,067)
Consumer loans	(4,071,324)	(3,951,737)	(3,499,110)

Total loans	(11,402,090)	(12,921,428)	(12,273,219)
Equity investments	(403,808)	628,732	1,445,950
Investment securities	(287,337)	(243,097)	(95,067)

Total unrealized appreciation (depreciation) on investments	$(12,093,235)	$(12,535,793)	$(10,922,336)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(0.27)%	(0.30)%	(0.35)%
Commercial loans	(3.91)	(4.97)	(4.74)
Consumer loans	(4.39)	(4.41)	(4.83)
Total loans	(1.54)	(1.86)	(1.93)
Equity investments	(1.68)	2.69	(4.90)
Investment securities	(1.54)	(1.33)	(0.50)
Net investments	(1.54)	(1.70)	(1.59)

(1)	Represents common stock and warrants held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par value.

The following table presents the gain or loss experience on the investment portfolios.

	Three months ended March 31,
	2006	2005
Realized gains (losses) on loans and equity investments
Medallion loans	$26,890	$(82,173)
Commercial loans	(2,058,615)	18,887
Consumer loans (1)	(385,187)	(665,039)

Total loans	(2,416,912)	(728,325)
Equity investments	175,489	2,776,212
Investment securities	—	—

Total realized gains (losses) on loans and equity investments	$(2,241,423)	$2,047,887

Realized gains (losses) as a % of average balances outstanding
Medallion loans	0.02%	(0.08)%
Commercial loans	(5.74)	1.05
Consumer loans	(1.79)	(3.84)
Total loans	(1.41)	(0.48)
Equity investments	3.04	35.17
Investment securities	—	—
Net investments	(1.23)	1.24

(1)	Includes realized losses of $8,434 and $52,233 for the three months ended March 31, 2006 and 2005, respectively, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

Equity Investments

Equity investments were 3%, 3%, and 5% of the Company’s total portfolio at March 31, 2006, December 31, 2005, and March 31, 2005. Equity investments are comprised of common stock and warrants. The decrease in equity investments during 2005 primarily reflected the sale of 200,000 of the 933,521 shares of common stock of CCU that were received in a tax-free exchange for 100% of our ownership interest in Media.

Investment Securities

Investment securities were 2%, 3%, and 3% of the Company’s total portfolio at March 31, 2006, December 31, 2005, March 31, 2005. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by MB to better utilize required cash liquidity.

Trend in Interest Expense

The Company’s interest expense is driven by the interest rates payable on its short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The establishment of the Merrill Lynch Commercial Financial Corp. (MLB) line of credit in September 2002 and its favorable renegotiation in September 2003, January 2005, and January 2006 had the effect of substantially reducing the Company’s cost of funds. In addition, MB began raising brokered bank certificates of deposit during 2004, which were at the Company’s lowest borrowing costs. As a result of MB raising funds through certificates of deposits as previously noted, the Company was able to realign the ownership of some of its medallions and related assets to MB allowing the Company and its subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, MB is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

During the 2002 third quarter, the Trust closed a $250,000,000 line of credit with MLB for lending on medallion loans (which is now at $475,000,000), which was priced at LIBOR plus 1.50%, excluding fees and other costs. During the 2003 third quarter, this line was renewed and extended, and borrowings were generally at LIBOR plus 1.25%. During the 2005 first quarter, this line was further renewed and extended, and borrowings are now generally at LIBOR plus 0.75%.

The Company’s cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Notes 3 and 4 to the consolidated financial statements for details on the terms of all outstanding debt. The Company’s debentures issued to the SBA typically have terms of ten years.

The Company measures its borrowing costs as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three months ended March 31, 2006 and 2005. Average balances have increased from a year ago, primarily reflecting the establishment of MB and its resulting growth, and the funding needs to support the growth in the Company’s other investment portfolios. The increase in borrowing costs reflected the trend of increasing interest rates in the economy and additional long-term SBA debt at higher rates, partially offset by the raising of low-cost deposits by MB.

	Three months ended
	Interest Expense	Average Balance	Average Borrowing Costs
March 31, 2006
Floating rate borrowings	$4,148,000	$335,198,000	5.02%
Fixed rate borrowings	3,281,000	288,909,000	4.61

Total	$7,429,000	$624,107,000	4.83

March 31, 2005
Floating rate borrowings	$2,905,000	$283,581,000	4.15%
Fixed rate borrowings	2,316,000	249,997,000	3.76

Total	$5,221,000	$533,578,000	3.97

The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under SBIA and SBA regulations. The Company believes that financing operations primarily with short-term floating rate secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain strategies. At March 31, 2006, December 31, 2005, and March 31, 2005 short-term floating rate debt constituted 56%, 52%, and 53% of total debt, respectively.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended March 31, 2006, and 2005.

	Three months ended March 31,
Dollars in thousands	2006	2005
Statement of operations
Investment income	$16,447	$12,966
Interest expense	7,429	5,221

Net interest income	9,018	7,745
Noninterest income	400	913
Operating expenses	4,650	5,341

Net investment income before income taxes	4,768	3,317
Income tax provision	1,002	557

Net investment income after income taxes	3,766	2,760
Net realized gains (losses) on investments	(2,241)	2,048
Net unrealized appreciation (depreciation) on investments (1)	261	(2,572)

Net increase in net assets resulting from operations	$1,786	$2,236

Per share data
Net investment income	$0.28	$0.19
Income tax provision	(0.06)	(0.03)
Net realized gains (losses) on investments	(0.13)	0.12
Net unrealized appreciation (depreciation) on investments	0.02	(0.15)
Other	(0.01)	—

Net increase in net assets resulting from operations	$0.10	$0.13

Dividends declared per share	$0.16	$0.12

Weighted average common shares outstanding
Basic	17,211,707	17,135,682
Diluted	17,722,064	17,605,676

Balance sheet data	March 31, 2006	December 31, 2005
Net investments	$777,454	$723,253
Total assets	836,266	792,973
Total borrowed funds	665,607	620,022
Total liabilities	670,237	626,619
Total shareholders’ equity	166,029	166,354

	Three months ended March 31,
	2006	2005
Selected financial ratios and other data
Return on average assets (ROA)(2)
Net investment income	1.90%	1.56%
Net increase in net assets resulting from operations	0.90	1.26
Return on average equity (ROE)(3)
Net investment income	9.17	6.63
Net increase in net assets resulting from operations	4.35	5.37

Weighted average yields (4)	8.97%	7.90%
Weighted average cost of funds	4.08%	3.21

Net interest margin (4)	4.89%	4.69%

Noninterest income ratio (5)	0.22%	0.56%
Operating expense ratio (6)	2.55%	3.28%

	March 31, 2006	December 31, 2005
As a percentage of net investment portfolio
Medallion loans	64%	62%
Commercial loans	19	20
Consumer loans	12	12
Equity investments	3	3
Investment securities	2	3

Investments to assets (7)	93%	91%
Equity to assets (8)	20	21
Debt to equity (9)	404	373

(1)	Net changes in unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of the Company’s investments, including foreclosed properties.
(2)	ROA represents the net investment income after-taxes or net increase in net assets resulting from operations, divided by average total assets.
(3)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(4)	Net interest margin represents net interest income divided by average interest earning assets, and includes interest recoveries of $965,000 and $537,000 for the 2006 and 2005 first quarters. Excluding the interest recoveries, the weighted average yields were 8.44% and 7.57% and the net interest margins were 4.36% in both quarters.
(5)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(6)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(7)	Represents net investments divided by total assets as of the period indicated.
(8)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(9)	Represents total debt (floating rate and fixed rate borrowings) divided by total shareholders’ equity as of the period indicated.

CONSOLIDATED RESULTS OF OPERATIONS

2006 First Quarter compared to the 2005 First Quarter

Net increase in net assets resulting from operations was $1,786,000 or $0.10 per diluted common share in the 2006 first quarter, down $450,000 or 20% from $2,236,000 or $0.13 in the 2005 first quarter, which included the results of BLL, primarily reflecting higher net realized/unrealized portfolio losses, lower noninterest income, and higher taxes, partially offset by higher net interest income and lower operating expenses. Net investment income after taxes was $3,766,000 or $0.21 per diluted common share in the 2006 quarter, up $1,006,000 or 36% from $2,760,000 or $0.16 per share in 2005.

Investment income was $16,447,000 in the quarter, up $3,481,000 or 27% from $12,966,000 a year ago, and included $965,000 and $537,000 from interest recoveries on certain investments in the 2006 and 2005 quarters, respectively. Excluding those items, investment income increased $3,053,000 or 25% compared to a year ago, reflecting higher yields earned and growth in the investment portfolios. The yield on the investment portfolio was 8.97% in 2006, up 14% from 7.90% a year ago, reflecting the impact of the higher yielding consumer portfolio, the general increase in market interest rates, a lower level of net loan origination cost amortization, and the interest recoveries. The yield on the investment portfolio excluding the interest recoveries was 8.44% in 2006, up 11% from 7.57% in 2005. Average investments outstanding were $738,573,000 in 2006, up 12% from $660,037,000 a year ago, reflecting growth in all core businesses.

Medallion loans were $497,763,000 at quarter end, up $89,492,000 or 22% from $408,271,000 a year ago, representing 64% of the investment portfolio compared to 60% a year ago, and were yielding 6.55% compared to 6.09% in the 2005 first quarter, an increase of 8%. The increase in outstandings primarily reflected efforts to book new business, including the purchase of a $35,703,000 portfolio from Banco Popular, primarily in the New York City and Boston markets, and also reflected the increase in medallion values. The managed medallion portfolio was $504,708,000 at quarter end, up $86,665,000 or 22% from $418,043,000 a year ago. The commercial loan portfolio was $146,999,000 at quarter end, compared to $147,259,000 a year ago, a decrease of $260,000, and represented 19% of the investment portfolio compared to 21% in 2005. Included in the 2005 amounts were $18,203,000 of SBA 7(a) loans which were sold for book value during 2005. Excluding those loans, commercial loans increased 14%. Commercial loans yielded 10.66% at quarter end, compared to 10.44% a year ago, an increase of 2%, reflecting the increases in market interest rates during year and the floating rate nature of much of the portfolio, partially offset by the pay down of several large loans in the high-yield mezzanine loans portfolio. The increase in commercial loans was concentrated in asset based receivables. The managed commercial portfolio was $147,292,000 at quarter end, down $100,070,000 or 40% from $247,362,000 a year ago, but was up $14,795,000 or 11% from $132,497,000 excluding the sold SBA 7(a) loans, primarily reflecting the increases described above, partially offset by increased loan participations repurchased. The consumer loan portfolio of $90,291,000 was up $21,378,000 or 31% from $68,912,000 a year ago, and represented 12% of the investment portfolio at quarter end, compared to 10% a year ago, and yielded 18.44% compared to 18.62% a year ago. The increase reflected the new origination volumes over the last year, partially offset by the runoff in the acquired portfolio. Equity investments were $23,610,000, down $7,363,000 or 24% from $30,973,000 a year ago, primarily reflecting the sale of a portion of the CCU common stock received for our ownership interest in Media, and losses taken on certain mezzanine investments, and represented 3% of the investment portfolio and had a dividend yield of 1.49%, compared to 5% and 1.35% a year ago. Investment securities of $18,791,000 were up $26,000 from $18,765,000 a year ago, and represented 2% of the investment portfolio and yielded 5.00%, compared to 3% and 3.74% a year ago.

Interest expense was $7,429,000 in the 2006 first quarter, up $2,207,000 or 42% from $5,221,000 in the 2005 first quarter. The increase in interest expense was primarily due to the higher cost of borrowed funds. The cost of borrowed funds was 4.78% in the quarter, compared to 3.94% a year ago, an increase of 21%, reflecting increases in the general level of interest rates over the last year. Average debt outstanding was $630,604,000 for the 2006 quarter, compared to $537,977,000 a year ago, an increase of 17%, primarily reflecting increased utilization of the MLB Line, the increase in brokered CD’s, and in other borrowings used to fund portfolio investment growth

Net interest income was $9,018,000 and the net interest margin was 4.89% for the 2006 first quarter, up $1,274,000 or 16% from $7,745,000 a year ago, which represented a net interest margin of 4.69%, all reflecting the items discussed above.

Noninterest income was $400,000 in the 2006 first quarter, down $513,000 or 56% from $913,000 a year ago. Excluding amounts related to the sold BLL loan portfolio, noninterest income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was up $98,000 or 33%. Included in the 2006 quarter were $161,000 of unusually large prepayment penalties from several large paid-off loans. Excluding those prepayment penalties, the decrease in noninterest income reflected lower late fees and prepayment penalties from a better-performing customer base.

Operating expenses were $4,650,000 in the 2006 first quarter, compared to $5,341,000 in the 2005 first quarter, a decrease of $691,000 or 13%. Excluding the amounts related to the sold BLL business, operating expenses were up $133,000 or 3%, reflecting company efforts at expense control. Salaries and benefits expense excluding BLL was $2,439,000 in the 2006 quarter, up $23,000 or 1% from $2,416,000 in the 2005 quarter, primarily reflecting an increase in headcount and higher levels of salaries and bonuses, partially offset by higher amounts of salary deferrals related to loan originations. Professional fees excluding BLL were $611,000 in 2006, up $160,000 or 36% from $450,000 a year ago, primarily reflecting higher investment project-related professional costs and costs associated with certain investments. Other operating expenses excluding BLL of $1,600,000 in the quarter were down $51,000 or 3%, reflecting company efforts at expense control.

Income tax expense was $1,002,000 in 2006, an increase of $445,000 or 80% compared to $557,000 a year ago, primarily reflecting MB’s provision for taxes, which has increased as the size and volume of MB’s business has grown.

Net unrealized appreciation on investments was $261,000 in 2006, compared to depreciation of $2,572,000 in 2005, an increase of $2,833,000. Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2006 activity resulted from reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $2,377,000, partially offset by net unrealized depreciation on equity investments of $1,317,000, net unrealized depreciation on loans of $645,000, net unrealized depreciation on foreclosed property of $90,000, and reversals of unrealized appreciation associated with equity investments that were sold of $64,000. The 2005 activity resulted from the reversals of unrealized appreciation associated with equity investments that were sold of $2,676,000, net unrealized depreciation on loans of $1,263,000, and net unrealized depreciation of $235,000 on foreclosed property, partially offset by the reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $887,000 and net unrealized appreciation on equity investments of $715,000.

The Company’s net realized loss on investments was $2,241,000 in 2006, compared to gains of $2,048,000 in 2005, reflecting the above and net direct chargeoffs of $50,000 and net direct losses on sales of foreclosed property of $8,000, partially offset by net direct gains on sales of equity and other investments of $130,000. The 2005 activity reflected the above and net direct recoveries of $239,000 and direct gains on sales of equity investments of $100,000, partially offset by net direct losses on sales of foreclosed property of $80,000.

The Company’s net realized/unrealized losses on investments were $1,980,000 in 2006, compared to losses of $524,000 in 2005, reflecting the above.

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

In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving line of credit or issued as certificates of deposit, for terms of up to five years. The Company had outstanding SBA debentures of $77,250,000 with a weighted average interest rate of 6.05%, constituting 12% of the Company’s total indebtedness as of March 31, 2006. Also, as of March 31, 2006, portions of the adjustable rate debt with Banks repriced at intervals of as long as 19 months, and certain of the certificates of deposit were for terms of up to 42 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents the Company’s interest rate sensitivity gap at March 31, 2006, compared to the respective positions at the end of 2005 and 2004. The principal amount of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. The Company has not reflected an assumed annual prepayment rate for such assets in this table.

	March 31, 2006 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$108,995	$—	$—	$—	$—	$—	$—	$108,995
Adjustable rate	108,091	15,575	68,176	2,075	6,955	8,928	1,110	210,910
Fixed-rate	52,060	80,198	155,138	82,093	48,174	5,706	27,461	450,830
Cash	23,823	—	—	—	—	—	—	23,823

Total earning assets	$292,969	$95,773	$223,314	$84,168	$55,129	$14,634	$28,571	$794,558

Interest bearing liabilities
Revolving line of credit	$294,928	$55,000	$—	$—	$—	$—	$—	$349,927
Certificates of deposit	134,333	31,987	31,358	19,793	—	—	—	217,472
Notes payable to banks	20,958	—	—	—	—	—	—	20,958
SBA debentures	—	—	—	—	—	28,485	48,765	77,250

Total liabilities	$450,219	$86,987	$31,358	$19,793	$—	$28,485	48,765	$665,607

Interest rate gap	$(157,250)	$8,786	$191,956	$64,375	$55,129	$(13,851)	$(20,194)	$128,951

Cumulative interest rate gap (2)	$(157,250)	$(148,464)	$43,492	$107,867	$162,997	$149,145	$128,951	—

December 31, 2005 (2)	$(82,358)	$(116,995)	$77,364	$130,914	$182,327	$171,190	$132,321	—
December 31, 2004 (2)	27,175	52,388	62,710	108,181	173,610	176,752	131,520	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (20%), 11%, and 4% as of March 31, 2006, December 31, 2005, and December 31, 2004.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in cumulative one year negative interest rate gap and related ratio of ($24,281,000) or (3%), for March 31, 2006, compared to positive interest rate gaps of $47,912,000 or 6% and $136,030,000 or 21% for December 31, 2005 and December 31, 2004.

The Company’s interest rate sensitive assets were $794,558,000, and interest rate sensitive liabilities were $665,607,000, at March 31, 2006. The one-year cumulative interest rate gap was a ($157,250,000) or (20%) of interest rate sensitive assets, compared to a positive gap of $47,912,000, or 6% at December 31, 2005. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in an improved negative gap of ($24,281,000) or (3%) at March 31, 2006. The Company seeks to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Interest Rate Cap Agreements

From time-to time, the Company enters into interest rate cap agreements to manage the exposure of the portfolio to increases in market interest rates by hedging a portion of its variable-rate debt against increases in interest rates. There were no interest rate caps outstanding during 2006 and 2005.

Liquidity and Capital Resources

Our sources of liquidity are the revolving line of credit with MLB, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, participations or sales of loans to third parties, and our ability to raise brokered certificates of deposit through MB. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. The Trust’s $475,000,000 revolving line of credit with MLB has availability of $135,736,000 as of March 31, 2006. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $11,800,000 could be raised by MB to fund future loan origination activity, and also an available $15,000,000 under a Fed Funds line with a commercial bank. In addition, MB as a non-RIC subsidiary of the Company is allowed (and for three years required) to retain all earnings in the business to fund future growth. The Company has $13,500,000 of additional funding commitments with the SBA, which requires a capital contribution from the Company of $4,500,000. Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits. Lastly $2,033,000 was available under a revolving credit agreements with commercial banks.

The components of our debt were as follows at March 31, 2006. See notes 3 and 4 to the consolidated financial statements on page 13 for details of the contractual terms of the Company’s borrowings.

(In Thousands)	Balance	Percentage	Rate (1)
Revolving line of credit	$339,263	51%	5.00%
Certificates of deposit	217,472	33	3.69
SBA debentures	77,250	12	6.05
Notes payable to banks	20,958	3	7.43
Margin loan	10,664	1	5.50

Total outstanding debt	$665,607	100%	4.78

(1)	Weighted average contractual rate as of March 31, 2006.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of March 31, 2006 by approximately $1,078,000 on an annualized basis, compared to ($100,000) as of December 31, 2005, and the impact of such an immediate 1% change over a one year period would have been ($1,179,000) compared to ($753,000) at December 31, 2005. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2006. See notes 3 and 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	Total	12/31/05
Cash	$1,921	$3,112	$15,068	$2,903	$697	$9,164	$32,865	$43,036
Bank loans (1)	15,000	6,000					21,000	19,000
Amounts undisbursed	1,000	2,033					3,033	13,500
Amounts outstanding	14,000	6,958					20,958	8,550
Average interest rate	7.75%	6.79%					7.43%	6.76%
Maturity	6/06	07/06-6/07					7/06-6/07	2/06-6/07
Lines of credit (2)		475,000					$475,000	$325,000
Amounts undisbursed		135,736					135,736	20,547
Amounts outstanding		339,263					339,263	304,453
Average interest rate		5.00%					5.00%	4.53%
Maturity		9/08					9/08	9/06
Margin loan	$10,664						$10,664	$10,663
Average interest rate	5.50%						5.50%	5.00%
Maturity	N/A						N/A	N/A
SBA debentures (3)			$46,750		$44,000		$90,750	$77,250
Amounts undisbursed			13,500		0		13,500	0
Amounts outstanding			33,250		44,000		77,250	77,250
Average interest rate			6.02%		6.08%		6.05%	6.02%
Maturity			9/11-9/15		9/11-3/16		9/11-3/16	9/11-9/15
Certificates of deposit						$217,472	$217,472	$219,107
Average interest rate						3.69%	3.69%	3.47%
Maturity						4/06-9/09	4/06-9/09	1/06-9/09

Total cash and amounts remaining undisbursed under credit facilities	$2,921	$140,881	$28,568	$2,903	$697	$9,164	$185,134	$77,083

Total debt outstanding	$24,664	$346,221	$33,250	—	$44,000	$217,472	$665,607	$620,022

(1)	In January 2005, MFC entered into a $4,000,000 revolving note agreement with Atlantic Bank which was increased to $6,000,000 in March 2006, and which matures in August 2006, and is secured by medallion loans in process of being sold to the Trust.
(2)	In January 2006, this line of credit was extended for an additional two years to September 2008, with the committed amount adjusting to $475,000,000.
(3)	In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a ten year period upon payment of a 1% fee and the infusion of $4,500,000 of additional capital.

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

Recently Issued Accounting Standards

In March 2006, the FASB issued FSAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” This Statement requires that all separately recognized servicing rights be initially measured at fair value.

Subsequently, an entity may either recognize its servicing rights at fair value or amortize its servicing rights over an estimated life and assess for impairment at least quarterly. SFAS No. 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial assets. Additional disclosures for all separately recognized servicing rights are also required. This Statement is effective January 1, 2007 for calendar year companies. The Company is currently in the process of evaluating the impact that SFAS No. 156 will have on the Company’s financial position and results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R), which supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. FAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. On April 14, 2005, the United States Securities and Exchange Commission announced it would permit most registrants subject to its oversight additional time to implement the requirements in SFAS No. 123(R). As announced, the SEC will permit companies to implement SFAS No. 123(R) at the beginning of their next fiscal year (instead of their next reporting period) that begins after June 15, 2005. The Company has adopted the modified prospective application method, of SFAS No. 123(R), effective January 1, 2006, and expects it will have an immaterial impact on its consolidated results of operations and earnings per share.

Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of May 9, 2006, there were approximately 114 holders of record of the Company’s common stock.

On May 9, 2006, the last reported sale price of our common stock was $13.74 per share. Historically, our common stock has traded at a premium to net asset value per share, and although there can be no assurance, the Company anticipates that its stock will continue to trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s common stock on the Nasdaq National Market.

2006	HIGH	LOW
First Quarter	$13.55	$11.12

2005
Fourth Quarter	$11.50	$9.20
Third Quarter	10.77	9.51
Second Quarter	9.78	9.10
First Quarter	9.80	8.92

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

We have adopted a dividend reinvestment plan pursuant to which shareholders may elect to have distributions reinvested in additional shares of common stock. When we declare a dividend or distribution, all participants will have credited to their plan accounts the number of full and fractional shares (computed to three decimal places) that could be obtained with the cash, net of any applicable withholding taxes that would have been paid to them if they were not participants. The number of full and fractional shares is computed at the weighted average price of all shares of common stock purchased for plan participants within the 30 days after the dividend or distribution is declared plus brokerage commissions. The automatic reinvestment of dividends and capital gains distributions will not release plan participants of any income tax that may be payable on the dividend or capital gains distribution. Shareholders may terminate their participation in the dividend reinvestment plan by providing written notice to the Plan Agent at least 10 days before any given dividend payment date. Upon termination, we will issue to a shareholder both a certificate for the number of full shares of common stock owned and a check for any fractional shares, valued at the then current market price, less any applicable brokerage commissions and any other costs of sale. There are no additional fees or expenses for participation in the dividend reinvestment plan. Shareholders may obtain additional information about the dividend reinvestment plan by contacting American Stock Transfer and Trust Company at 59 Maiden Lane, New York, NY, 10038.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through March 31, 2006	—	—	—	—

Total	1,353,233	9.07	1,353,233	—

(1)	The Company publicly announced its Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of the Company’s outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires after a certain number of days, except in certain cases where it is extended through completion of the authorized amounts. In November 2005, the Company extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than December 4, 2005, and were to conclude 180 days after the commencement of purchases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2006 and December 31, 2005, and (ii) no change in internal control over financial reporting occurred during the quarters ended March 31, 2006 and 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

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

In order to be taxed as a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. At March 31, 2006, we had $138,769,000 available under a revolving credit agreements with commercial banks, $15,000,000 under a Fed Funds Line with a commercial bank, $13,500,000 available under outstanding commitments from the SBA, and $11,800,000 of additional deposits that can be raised by MB at existing capital levels.

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

Due to the Company’s late filing of the 2004 Form 10-K, the Company could have restrictions imposed on it by rules of NASDAQ and the SEC. Such restrictions could include, and are not limited to, such items as not being able to file short form registration statements if the Company were to issue additional common stock to the public. The Company is currently considering an additional equity offering.

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

An economic downturn could result in certain of our commercial and consumer loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us, and increasing the level of delinquencies, defaults, and loan losses in our commercial and consumer loan portfolios. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at March 31, 2006 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

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

Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. At March 31, 2006, our net unrealized depreciation on investments was approximately $12,093,000 or 1.54% of our investment portfolio. Based upon current market conditions and current loan-to-value ratios, management believes, and our Board of Directors concurs, that the net unrealized depreciation on investments is adequate to reflect the fair value of the portfolio.

Changes in taxicab industry regulations that result in the issuance of additional medallions could lead to a decrease in the value of our medallion loan collateral.

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. New York City decided to increase the number of medallions by 900 through auctions over a three year period beginning in 2004, preceded by a 25% fare hike. The first of these auctions for 300 medallions concluded in April 2004, and the second for 300 medallions concluded in October 2004, and both generated high levels of bid activity and record medallion prices. Although there can be no assurances, we expect the final auction to occur in June 2006, and to obtain similar results. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City Taxi and Limousine Commission data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to over $450,000 for corporate medallions and over $350,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 2004, the value of New York City taxicab medallions increased by approximately 12% for individual medallions and 50% for corporate medallions.

Our failure to achieve RIC status could lead to a substantial reduction in the amount of income distributed to our shareholders.

In 2003, changes were enacted to the federal tax laws which, among other things, significantly reduced the tax rate on dividends paid to shareholders from a corporation’s previously taxed income. Assuming we qualify as a RIC for 2006 or subsequent taxable years, we are unable to predict the effect of such changes upon our common stock.

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

In addition, the asset coverage and distribution requirements impose significant cash flow management restrictions on us and limit our ability to retain earnings to cover periods of loss, provide for future growth and pay for extraordinary items. Qualification as a RIC is made on an annual basis and, although we and some of our subsidiaries qualified as regulated investment companies in the past, no assurance can be given that each will qualify for such treatment in 2006 and beyond. Failure to qualify as a RIC would subject us to tax on our income and could have material adverse effects on our financial condition and results of operations.

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

The merger of Media into CCU in exchange for stock created a diversification issue as well, as it represents 10% of the Company’s RIC assets. The level of the investment will need to be monitored to ensure it remains within the diversification guidelines.

Additionally the Company’s investment in MB, while representing 19% of the Company’s total RIC assets at March 31, 2006, currently falls within the guidelines of the 25% test described above. However, as an anticipated future growth vehicle of the Company, the investment in MB will need to be monitored for continued compliance with the test.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make dividend payments and other distributions to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but there can be no assurance that our subsidiaries will be in a position to continue to make these dividend or debt payments. Furthermore, as a condition of its approval by its regulators, MB is precluded from making any dividend payments for its first three years of operations, which period expires in October 2006.

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

Date: May 10, 2006

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant
as principal financial and accounting officer.