Form 10-Q
period 2006-06-30
MEDALLION FINANCIAL CORP
filed 2006-08-09
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 811-09744

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

YES ☐    NO ☒

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 8, 2006 was 17,312,915.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASIS OF PREPARATION

Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a Business Development Company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions, and various types of commercial businesses, and in originating consumer loans for the purchase of recreational vehicles, boats and horse trailers. Since 1996, the year in which the Company became a public company, it has increased its medallion loan portfolio at a compound annual growth rate of 14%, and its commercial loan portfolio at a compound annual growth rate of 14%. Total assets under management, which includes assets serviced for third party investors, were approximately $834,095,000 at June 30, 2006, and have grown at a compound annual growth rate of 15% from $215,000,000 at the end of 1996.

The Company conducts its business through various wholly-owned subsidiaries including its primary taxicab medallion lending company, Medallion Funding Corp. (MFC). The Company also currently conducts business through Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), which conducts a mezzanine financing business; Freshstart Venture Capital Corp. (FSVC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), a bank regulated by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions to originate taxicab medallion, commercial, and consumer loans; to raise deposits; and to conduct other banking activities. MFC, MCI, and FSVC operate as SBICs and are regulated and financed in part by the SBA. Until October 2005, the Company also conducted business through Business Lenders, LLC (BLL), licensed under the US Small Business Administration (SBA) Section 7(a) program. On October 17, 2005, the Company completed the sale of the loan portfolio and related assets of BLL. In connection with this transaction, the Company sold assets in the amount of $22,799,000, less liabilities assumed by the buyer in the amount of $2,327,000. The assets were sold at book value, and therefore no gain or loss, excluding transaction costs, was recognized as a result of this transaction. For the 2005 second quarter and six months, BLL generated net decrease in net assets resulting from operations of $390,000 and $502,000, and BLL’s net investment loss after taxes was $135,000 and $277,000.

The financial information is divided into two sections. The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2006.

The consolidated balance sheet of the Company as of June 30, 2006, the related consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to summarize fairly the Company’s consolidated financial position and results of operations. The results of operations for the six and three months ended June 30, 2006 and 2005, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Interest income on investments	$15,659,999	$13,584,367	$31,384,163	$26,102,405
Dividends and interest income on short-term investments	717,774	440,695	1,320,804	776,417
Medallion lease income	120,000	112,500	240,000	225,000

Total investment income	16,497,773	14,137,562	32,944,967	27,103,822

Interest on floating rate borrowings	4,879,879	3,262,543	9,027,315	6,167,243
Interest on fixed rate borrowings	3,664,500	2,608,334	6,945,792	4,924,969

Total interest expense	8,544,379	5,870,877	15,973,107	11,092,212

Net interest income	7,953,394	8,266,685	16,971,860	16,011,610

Gain on sales of loans	—	375,431	—	614,950
Other income	883,757	1,142,481	1,283,674	1,815,719

Total noninterest income	883,757	1,517,912	1,283,674	2,430,669

Salaries and benefits	2,885,872	2,786,788	5,325,105	5,750,804
Professional fees	552,201	482,121	1,162,984	987,378
Other operating expenses	1,663,441	2,077,902	3,263,928	3,949,624

Total operating expenses	5,101,514	5,346,811	9,752,017	10,687,806

Net investment income before income taxes	3,735,637	4,437,786	8,503,517	7,754,473
Income tax provision	1,304,979	684,371	2,306,550	1,241,032

Net investment income after income taxes	2,430,658	3,753,415	6,196,967	6,513,441

Net realized gains (losses) on investments	2,286,887	(682,815)	45,464	1,365,072
Net change in unrealized depreciation on investments	(641,479)	(2,623,257)	(380,193)	(5,195,493)

Net realized/unrealized gains (losses) on investments	1,645,408	(3,306,072)	(334,729)	(3,830,421)

Net increase in net assets resulting from operations	$4,076,066	$447,343	$5,862,238	$2,683,020

Net increase in net assets resulting from operations per common share
Basic	$0.24	$0.03	$0.34	$0.16
Diluted	$0.23	$0.03	$0.33	0.15

Dividends declared per share	$0.17	$0.13	$0.33	$0.25

Weighted average common shares outstanding
Basic	17,283,907	16,969,568	17,248,007	17,063,025
Diluted	17,799,377	17,413,963	17,760,920	17,507,421

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2006	December 31, 2005
Assets
Medallion loans, at fair value	$468,026,518	$449,672,510
Commercial loans, at fair value	146,642,378	145,796,651
Consumer loans, at fair value	103,938,426	85,678,412
Equity investments, at fair value	23,576,495	24,012,508
Investment securities, at fair value	19,553,841	18,092,838

Net investments ($385,700,000 at June 30, 2006 and $380,267,000 at December 31, 2005 pledged as collateral under borrowing arrangements)	761,737,658	723,252,919

Cash ($591,000 at June 30, 2006 and $574,000 December 31, 2005 restricted as to use by lender)	38,931,640	43,035,506
Accrued interest receivable	3,410,694	3,580,460
Fixed assets, net	718,603	614,858
Goodwill, net	5,007,583	5,007,583
Other assets, net	16,092,120	17,481,876

Total assets	$825,898,298	$792,973,202

Liabilities
Accounts payable and accrued expenses	$3,926,554	$4,837,461
Accrued interest payable	2,334,458	1,759,737
Floating rate borrowings	343,242,211	323,664,951
Fixed rate borrowings	308,652,473	296,357,214

Total liabilities	658,155,696	626,619,363

Shareholders’ equity
Preferred Stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 18,686,266 shares at June 30, 2006 and 18,546,648 shares at December 31, 2005 issued)	186,863	185,271
Treasury stock at cost (1,373,351 shares at June 30, 2006 and December 31, 2005)	(12,611,113)	(12,611,113)
Capital in excess of par value	176,131,039	175,259,730
Accumulated net investment income	4,035,813	3,519,951

Total shareholders’ equity	167,742,602	166,353,839

Total liabilities and shareholders’ equity	$825,898,298	$792,973,202

Number of common shares outstanding	17,312,915	17,173,297
Net asset value per share	$9.69	$9.69

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$5,862,238	$2,683,020
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	225,434	339,445
Amortization of origination costs	1,045,745	751,219
Increase in net unrealized depreciation on investments	380,193	5,195,493
Net realized gains on investments	(45,464)	(1,365,072)
Gains on sales of loans	—	(614,950)
Stock-based compensation expense	148,535	—
(Increase) decrease in accrued interest receivable	169,766	(36,045)
Decrease in servicing fee receivable	—	157,912
Decrease in other assets, net	2,762,554	3,284,236
Increase in accounts payable and accrued expenses	(910,908)	(738,881)
Increase in accrued interest payable	574,720	197,171

Net cash provided by operating activities	10,212,813	9,853,548

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(194,670,703)	(197,119,959)
Proceeds from principal receipts, sales, and maturities of investments	189,276,933	130,124,351
Banco portfolio acquisition	(35,703,391)	—
Capital expenditures	(329,179)	(270,506)

Net cash used for investing activities	(41,426,340)	(67,266,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from floating rate borrowings	98,276,558	70,028,731
Repayments of floating rate borrowings	(78,699,618)	(35,079,425)
Proceeds from fixed rate borrowings	135,320,000	94,084,000
Repayments of fixed rate borrowings	(123,024,741)	(72,909,909)
Proceeds from exercise of stock options	718,840	424,719
Payments of declared dividends	(5,346,378)	(3,903,930)
Purchase of treasury stock at cost	—	(3,608,732)
Commitment fees on SBA leverage	(135,000)	—

Net cash provided by financing activities	27,109,661	49,035,454

NET DECREASE IN CASH	(4,103,866)	(8,377,112)
CASH, beginning of year	43,035,506	37,267,122

CASH, end of period	$38,931,640	$28,890,010

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$14,783,080	$9,836,041
Cash paid during the period for income taxes	1,692,690	543,000
Non-cash investing activities-net transfers to other assets	1,343,535	4,396,009

The accompanying notes are in integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

The Company also conducts business through Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business; Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), a Federal Deposit Insurance Corporation (FDIC) insured industrial bank that primarily originates medallion loans, commercial loans, and consumer loans, raises deposits, and conducts other banking activities. MFC, MCI, and FSVC, as SBICs, are regulated and financed in part by the SBA. Until October 2005, the Company also conducted business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) Section 7(a) program. On October 17, 2005, the Company completed the sale of the loan portfolio and related assets of BLL. In connection with this transaction, the Company sold assets in the amount of $22,799,000, less liabilities assumed by the buyer in the amount of $2,327,000. The assets were sold at book value, and therefore no gain or loss, excluding transaction costs, was recognized as a result of this transaction. For the 2005 second quarter and six months, BLL generated net decrease in net assets resulting from operations of $390,000 and $502,000, and BLL’s net investment loss after taxes was $135,000 and $277,000.

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

In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others. The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. The assets of the Trust, aggregating $359,908,000 at June 30, 2006 and $344,594,000 at December 31, 2005, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust. The Trust’s loans are serviced by MFC.

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

Equity investments (common stock and stock warrants) and investment securities (mortgage backed bonds), each representing 3% of the investment portfolio, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments at June 30, 2006 are marketable and non-marketable securities of $19,713,000 and $3,863,000, respectively. At December 31, 2005, the respective balances were $23,032,000 and $981,000, respectively. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 61% and 62% of the Company’s investment portfolio at June 30, 2006 and December 31, 2005, respectively, had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 82% and 78% were in New York City at June 30, 2006 and December 31, 2005. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners.

A portion of the Company’s portfolio (19% at both June 30, 2006 and December 31, 2005) represents loans to various commercial enterprises, in a variety of industries, including wholesaling, food services, financing, broadcasting, communications, real estate, and lodging. These loans are made primarily in the metropolitan New York City area, and historically included loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. Approximately 14% of the Company’s portfolio consists of consumer loans in all 50 states collateralized by recreational vehicles, boats, and trailers at June 30, 2006, and was 12% at December 31, 2005.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2006, December 31, 2005, and June 30, 2005 net origination costs totaled approximately $3,515,000, $2,634,000, and $2,300,000. Amortization expense for the quarters ended June 30, 2006 and 2005 was $881,000 and $137,000, and was $1,046,000 and $751,000 for the comparable six month periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At June 30, 2006, December 31, 2005, and June 30, 2005, the net premium on investment securities totaled $391,000, $463,000, and $617,000. The amortization expense for the 2006 and 2005 second quarters was $30,000 and $34,000, and was $68,000 and $64,000 for the comparable six month periods.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At June 30, 2006, December 31, 2005, and June 30, 2005, total non-accrual loans were approximately $26,365,000, $24,919,000, and $28,250,000, and represented 4%, 4%, and 5% of the gross medallion and commercial loan portfolio, respectively. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $6,941,000, $6,744,000, and $5,210,000 as of June 30, 2006, December 31, 2005, and June 30, 2005, of which $859,000 and $743,000 would have been recognized in the quarters ended June 30, 2006 and 2005, and $1,516,000 and $1,856,000 would have been recognized in the comparable six month periods.

The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. As a result, these loans are not typically placed on nonaccrual, but are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. In the 2006 second quarter, $454,000 of consumer loans in bankruptcy, representing less than 1% of consumer loans, were placed on nonaccrual. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $56,000 as of June 30, 2006.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125” (SFAS 140). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The principal portion of loans serviced for others by the Company was approximately $8,196,000, $9,133,000, and $108,225,000 at June 30, 2006, December 31, 2005, and June 30, 2005.

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

The activity in the reserve for servicing fee receivable follows:

	2006	2005
Balance at December 31,	$—	$1,036,500
Reductions charged to operations	—	(38,500)

Balance at March 31,	—	998,000
Activity during the second quarter	—	38,500

Balance at June 30,	$—	$1,036,500

The Company also had the option to sell the unguaranteed portions of loans to third party investors. The gain or loss on such sales was calculated in accordance with SFAS No. 140. The Company had no sales of unguaranteed portions of loans to third parties for the quarters or six months ended June 30, 2006 and 2005. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the carrying amount of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized depreciation on net investments (which excludes foreclosed properties) was $10,571,000, $12,536,000, and $13,022,000 as of June 30, 2006, December 31, 2005, and June 30, 2005, respectively.

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on net investments during the six months ended June 30, 2006 and 2005.

	Loans	Equity Investments	Total
Balance December 31, 2004 (1)	($11,897,572)	$636,139	($11,261,433)
Increase in unrealized
Appreciation on investments (2)	—	714,744	714,744
Depreciation on investments	(1,263,442)	—	(1,263,442)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	887,795	—	887,795

Balance March 31, 2005 (1)	(12,273,219)	1,350,883	(10,922,336)
Increase in unrealized
Depreciation on investments (2)	94,061	(2,680,744)	(2,586,683)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on Investments	485,617	—	485,617
Other	1,450	—	1,450

Balance June 30, 2005 (1)	($11,692,091)	($1,329,861)	($13,021,952)

	Loans	Equity Investments	Total
Balance December 31, 2005 (1)	($12,921,428)	$385,635	($12,535,793)
Increase in unrealized
Depreciation on investments (2)	(858,150)	(1,012,281)	(1,870,431)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(64,500)	(64,500)
Losses on investments	2,377,489	—	2,377,489

Balance March 31, 2006 (1)	(11,402,089)	(691,146)	(12,093,235)
Increased in unrealized
Appreciation on investments	—	1,700,000	1,700,000
Depreciation on investments (2)	(1,169,444)	689,346	(480,098)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on Investments	303,813	—	303,813
Other	(1)	(1,661)	(1,662)

Balance June 30, 2006 (1)	($12,267,721)	$1,696,539	($10,571,182)

(1)	Excludes unrealized depreciation of $1,311,095, $1,369,750, $1,396,750, $1,007,695, $747,281, and $512,281 on foreclosed properties at June 30, 2006, March 31, 2006, December 31, 2005, June 30, 2005, March 31, 2005, and December 31, 2004, respectively.

(2)	Includes $11,807, $8,434, $20,184, and $45,847 of depreciation on investment securities in the 2006 second and first, and 2005 second and first quarters, respectively.

The table below summarizes components of unrealized/realized gains and losses in the investment portfolio.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$1,700,000	$—	$1,700,000	$50,517
Unrealized depreciation	(480,098)	(2,816,435)	(2,441,801)	(3,415,647)
Realized gains	(2,163,849)	(179)	(2,228,349)	(2,676,512)
Realized losses	303,813	518,834	2,681,302	1,406,626
Unrealized losses on foreclosed properties	(1,345)	(325,477)	(91,345)	(560,477)

Total	$(641,479)	($2,623,257)	$(380,193)	($5,195,493)

Net realized gains (losses) on investments
Realized gains	$2,163,849	$179	$2,228,349	$2,676,512
Realized losses	(303,813)	(872,800)	(2,681,302)	(1,760,595)
Direct recoveries	72,503	254,869	22,509	466,571
Other gains	366,155	—	496,149	99,879
Realized losses on foreclosed properties	(11,807)	(65,063)	(20,241)	(117,295)

Total	$2,286,887	($682,815)	$45,464	$1,365,072

Goodwill

Effective January 1, 2002, coincident with the adoption of SFAS No.142, “Goodwill and Intangible Assets,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for 2005, 2004, and 2003, and management believes, and the Board of Directors concurs, that there is no impairment as of June 30, 2006. The Company conducts annual appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was approximately $107,000 and $212,000 for the 2006 and 2005 second quarters, and was $225,000 and $339,000 for the comparable six months respectively.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense was $326,000 and $549,000 for the quarters ended June 30, 2006 and 2005, and was $615,000 and $1,059,000 for the comparable six months periods. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives, and during 2004 was increased by the purchase premium paid on the consumer portfolio purchase of $5,678,000, of which $262,000 and $570,000 was amortized into interest income during the 2006 second quarter and six months, and $423,000 and $807,000 was amortized in each of the comparable 2005 periods. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts on the balance sheet for all of these purposes were $5,107,000 and $5,501,000 as of June 30, 2006 and December 31, 2005.

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

The table below shows the calculation of basic and diluted EPS.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net increase in net assets resulting from operations available to common shareholders	$4,076,066	$447,343	$5,862,238	$2,683,020

Weighted average common shares outstanding applicable to basic EPS	17,283,907	16,969,568	17,248,007	17,063,025

Effect of dilutive stock options	515,470	444,395	512,913	444,396

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,799,377	17,413,963	17,760,920	17,507,421

Basic earnings per share	$0.24	$0.03	$0.34	$0.16
Diluted earnings per share	0.23	0.03	0.33	0.15

Potentially dilutive common shares excluded from the above calculations aggregated 483,576 and 751,990 shares as of June 30, 2006 and 2005.

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

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. During the 2006 second quarter and six months, the Company issued 207,162 shares of stock-based option awards, and recognized $113,000 or $0.01 per diluted common share and $149,000 or $0.01 per share in the 2006 second quarter and six months of non-cash stock-based compensation expense related to the option grants. During the 2005 second quarter and six months, the Company issued 18,000 shares of stock-based option awards, and would have recognized $36,000 and $72,000, respectively of non-cash stock-based compensation expense related to the unvested portion of options granted in prior periods. For the 2005 periods, the amounts that would have been recognized had no impact on earnings per share. As of June 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options was approximately $697,000, which is expected to be recognized over the next twenty quarters.

Derivatives

The Company had no interest rate cap agreements or other derivative investments outstanding during 2006 and 2005.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3)	FLOATING RATE BORROWINGS

The outstanding balances of floating rate borrowings were as follows:

	Payments Due By Period						June 30, 2006	December 31, 2005	Interest Rate (1)
Dollars in thousands	2006	2007	2008	2009	2010	Thereafter
Revolving line of credit	$—	$—	$314,331	$—	$—	$—	$314,331	$304,453	5.35%
Notes payable to banks	17,860	1,565	—	—	—	—	19,425	8,550	8.01
Margin loan	9,486	—	—	—	—	—	9,486	10,662	6.00

Total	$27,346	$1,565	$314,331	$—	$—	$—	$343,242	$323,665	5.52

(1)	Weighted average contractual rate as of June 30, 2006.

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

(B) NOTES PAYABLE TO BANKS AND MARGIN LOAN

On January 25, 2005, MFC entered into a $4,000,000 revolving note agreement with Atlantic Bank of New York that matured on December 1, 2005, and which maturity was extended by Atlantic Bank to February 1, 2006, and which was further extended to August 1, 2007. On March 6, 2006, the line of credit was increased to $6,000,000. The line is secured by medallion loans of MFC that are in process of being sold to the Trust, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate minus 0.25%, payable monthly. As of June 30, 2006, $3,590,000 had been drawn down under this line.

In November 2004, the Company entered into a margin loan agreement with Bear Stearns & Co. Inc. The margin loan is secured by the pledged stock of CCU held by the Company, and is generally available at 60% of the current fair market value of the CCU stock, or $10,836,000 as of June 30, 2006. The margin loan bears interest at the federal funds rate plus 0.75%. As of June 30, 2006, $9,486,000 had been drawn down under this margin loan.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that matured on April 25, 2005, and which maturity was extended by Sterling National Bank for 60 days. On June 28, 2005, the maturity date was further extended to July 31, 2005. On July 28, 2005, the note agreement was amended, and the maturity date was extended until June 30, 2006. On June 15, 2006, the maturity date was extended to August 31, 2006. The line is secured by certain pledged assets of the Company and MBC, and is subject to periodic borrowing base requirements. The line bears interest at the prime rate, payable monthly, and is subject to an unused fee of 0.125%. As of June 30, 2006, $12,900,000 had been drawn down under this line.

On July 11, 2003, certain operating subsidiaries of MFC entered into an aggregate $1,700,000 of note agreements with Atlantic Bank of New York and Israel Discount Bank, collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,312,000 was outstanding at June 30, 2006. The note agreements bear interest at LIBOR plus 2%, adjusted annually, payable monthly. The notes matured July 8, 2006, and in July 2006 the loans were further-extended until August 2009. Principal and interest payments of $17,000 are due monthly, with the balance due at maturity.

On June 30, 2003, an operating subsidiary of MFC entered into a $2,000,000 note agreement with Banco Popular North America, collateralized by certain taxicab medallions owned by Medallion Chicago, of which $1,622,000 was outstanding at June 30, 2006. The note matures June 1, 2007 and bears interest at Banco Popular’s prime rate less 0.25%, adjusted annually, payable monthly. Principal and interest payments of $18,000 are due monthly, with the balance due at maturity.

(4)	FIXED RATE BORROWINGS

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due By Period						June 30, 2006	December 31, 2005	Interest Rate (1)
	2006	2007	2008	2009	2010	Thereafter
Certificates Of deposit	$115,293,000	$50,328,000	$40,358,000	$25,424,000	$—	$—	$231,403,000	$219,107,000	4.10%
SBA debentures	—	—	—	—	—	77,250,000	77,250,000	77,250,000	6.05

Total	$115,293,000	$50,328,000	$40,358,000	$25,424,000	$—	$77,250,000	$308,653,000	$296,357,000	4.59

(1)	Weighted average contractual rate as of June 30, 2006.

In January 2004, MB commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to MB. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized was $669,000 and $747,000 at June 30, 2006 and December 31, 2005, and $172,000 and $143,000 was amortized to interest expense during the 2006 and 2005 second quarters, and $334,000 and $278,000 was amortized during the 2006 and 2005 six months. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

On March 1, 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a ten year period upon payment of a 1% fee and the infusion of $4,500,000 of additional capital. In November 2003, FSVC applied for and received an additional commitment of $8,000,000, and during 2001, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of five years. As of June 30, 2006, $80,000,000 of commitments had been fully utilized.

(5)	SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(6)	OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Prepayment penalties	$577,242	$560,207	$751,338	$589,663
Late charges	52,224	126,605	104,940	266,591
Servicing fees	—	51,204	—	359,441
Accretion of discount	—	203,012	—	231,722
Other	254,291	201,453	427,396	368,302

Total other income	$883,757	$1,142,481	$1,283,674	$1,815,719

Prepayment penalties increased due to the prepayment of several large customers which generated higher than normal penalties in both the quarter and six months compared to a year ago. Late charges decreased in the 2006 three and six months, primarily reflecting the sale of BLL in October 2005, and improved customer payment experience. Servicing fees and accretion of discount decreased from 2005 primarily due to the sale of BLL in October 2005.

The major components of other operating expenses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Rent expense	$325,507	$343,601	$665,604	$729,069
Consumer loan servicing	323,227	303,790	611,269	548,987
Loan collection expense	202,044	185,330	353,791	331,187
Travel, meals, and entertainment	111,441	155,297	231,064	386,090
Depreciation and amortization	107,715	212,180	225,434	339,445
Insurance	115,437	93,267	210,585	223,918
Directors fees	87,499	95,878	174,763	201,305
Office expense	88,724	83,211	162,191	180,469
Other expenses	301,847	605,348	629,227	1,009,154

Total other operating expenses	$1,663,441	$2,077,902	$3,263,928	$3,949,624

In general, other operating expenses are down from the prior year periods, reflecting the October 2005 sale of assets and liabilities of BLL. Consumer loan servicing increased in the 2006 three and six months reflecting increased activity in consumer loan portfolios being serviced. Travel and entertainment decreased in 2006 as a result of less extensive business development activities compared to 2005. Depreciation and amortization declined due to the 2005 write-off of costs associated with a prior loan system that was terminated.

(7)	SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net share data:
Net asset value at the beginning of the period	$9.62	$9.86	$9.69	$9.83
Net investment income	0.22	0.26	0.49	0.45
Income tax provision	(0.08)	(0.04)	(0.13)	(0.07)
Net realized gains (losses) on investments	0.13	(0.04)	—	0.08
Net change in unrealized depreciation on investments	(0.04)	(0.15)	(0.02)	(0.30)
Other	0.01	—	—	—

Net increase in net assets resulting from operations	0.24	0.03	0.34	0.16
Distributions of net investment income	(0.16)	(0.12)	(0.31)	(0.23)
Issuance of common stock	(0.01)	(0.03)	(0.04)	(0.02)
Repurchase of common stock	—	—	—	0.01
Other	—	0.01	0.01	—

Net asset value at the end of the period	$9.69	$9.75	$9.69	$9.75

Per share market value at beginning of period	13.55	$9.13	11.26	9.70
Per share market value at end of period	12.96	9.45	12.96	9.45
Total return (1)	(13%)	19%	36%	(3%)

Ratios/supplemental data
Average net assets	$166,484,000	$166,120,000	$166,555,000	$167,553,008
Operating expenses to average net assets	12.29%	12.91%	11.81%	12.86%
Net investment income after taxes to average net assets	5.86%	9.06%	7.50%	7.84%

(1)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period, and annualizing if appropriate.

(8)	MB REGULATORY GUIDELINES

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

The following table represents MB’s actual capital amounts and related ratios as of June 30, 2006 and December 31, 2005, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. Management believes, as of June 30, 2006, that MB meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory		June 30, 2006	December 31, 2005
	Minimum	Well- capitalized
Tier I capital			$42,702,000	$39,379,000
Total capital			45,927,000	42,288,000
Average assets			270,045,000	234,976,000
Risk-weighted assets			255,530,000	276,402,000
Leverage ratio (1)	4%	5%	15.8%	15.8%
Tier I capital ratio (2)	4	6	16.7	14.2
Total capital ratio (2)	8	10	18.0	15.3

(1)	Calculated by dividing Tier I capital by average assets.

(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(9)	STOCK OPTIONS

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At June 30, 2006, 800,000 shares of the Company’s common stock remained available for future grants, and no shares had been granted under the plan. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006 which was approved by shareholders on June 16, 2006. The Company will implement the plan following receipt of exemptive relief from the SEC. The 2006 Director Plan would call for the grant of options to acquire 9,000 shares of common stock upon election of a non-employee director. It would provide for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock would be issuable under the 2006 Director Plan. The grants of stock options under the 2006 Director Plan would be automatic as provided in the 2006 Director Plan. The option price per share could not be less than the current market value of the Company’s common stock on the date the option was granted. Options granted under the 2006 Director Plan would be exercisable annually, as defined in the 2006 Director Plan. The term of the options could not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At June 30, 2006, 1,570,230 shares of the Company’s common stock had been granted under the plans, of which 1,232,027 shares were exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the 207,162 shares granted during the 2006 second quarter, and for 18,000 shares granted during the 2005 second quarter.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Risk free interest rate	4.85%	4.24%	4.85%	4.32%
Expected dividend yield	8.00	8.00	8.00	8.00
Expected life of option in years	7.00	7.00	7.00	7.00
Expected volatility	44.00	44.00	44.00	44.00

The following table presents the activity for the stock option program under the 1996 Stock Option Plan and the 1996 Director Plan for the 2006 quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,654,404	$3.50-29.25	$10.21
Granted	—	—	—
Cancelled	(142,568)	4.85-29.25	17.39
Exercised	(92,118)	3.70-8.40	5.12

Outstanding at March 31, 2006	1,419,718	3.50-29.25	9.82

Granted	207,162	13.06	13.06
Cancelled	(9,150)	4.85-11.50	11.39
Exercised	(47,500)	4.85-7.03	5.31

Outstanding at June 30, 2006	1,570,230 (1)	$3.50-29.25	$10.38

Options exercisable at June 30, 2006	1,232,027 (1)	$3.50-29.25	$10.02

(1)	The aggregate intrinsic value which represents the difference between the price of the Company’s common stock at June 30, 2006, and the related exercised price of the underlying options, was $4,056,000 for outstanding options, and $3,462,000 for exercisable options as of June 30, 2006.

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2006 under the 1996 Stock Option Plan and the 1996 Director Plan:

	Options Outstanding			Options Exercisable
	Weighted average			Weighted average
Range of Exercise Prices	Shares at June 30, 2006	Remaining contractual life in years	Exercise price	Shares at June 30, 2006	Remaining contractual life in years	Exercise price
$ 3.50-5.51	568,850	6.01	$4.82	568,850	6.01	$4.82
6.50-13.75	618,398	7.35	10.36	280,195	5.48	9.35
14.25-15.56	42,848	3.70	14.71	42,848	3.70	14.71
17.25-18.75	290,134	2.93	17.41	290,134	2.93	17.41
29.25-29.25	50,000	1.84	29.25	50,000	1.84	29.25

$ 3.50-29.25	1,570,230	5.77	10.38	1,232,027	4.79	10.02

(10)	SUBSEQUENT EVENTS

On August 1, 2006, the Company’s board of directors declared a $0.17 per share common stock dividend, payable on August 30, 2006 to shareholders of record on August 18, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses, and in originating consumer loans for the purchase of recreational vehicles, boats, and horse trailers. Since 1996, the year in which the Company became a public company, it has increased its medallion loan portfolio at a compound annual growth rate of 15%, and its commercial loan portfolio at a compound annual growth rate of 15%. Total assets under our management, which includes assets serviced for third party investors, were approximately $834,095,000 at June 30, 2006, and have grown at a compound annual growth rate of 15% from $215,000,000 at the end of 1996.

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

	June 30, 2006		March 31, 2006		December 31, 2005		June 30, 2005
(Dollars in thousands)	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance
Medallion loans
New York	6.48%	$382,665	6.36%	$397,505	6.23%	$351,014	6.00%	$332,852
Chicago	6.66	34,100	7.02	51,301	6.99	52,242	6.92	51,742
Boston	7.69	30,979	7.57	29,843	7.47	27,879	7.35	22,700
Cambridge	7.29	8,119	7.30	6,223	7.21	5,664	7.16	4,904
Newark	8.36	6,935	8.42	6,645	8.49	6,541	8.80	6,644
Other	7.52	5,878	7.53	6,382	7.53	6,464	7.70	4,930

Total medallion loans	6.63	468,676	6.55	497,899	6.46	449,804	6.26	423,772

Deferred loan acquisition costs		718		1,226		1,217		1,120
Unrealized depreciation on loans		(1,367)		(1,362)		(1,348)		(1,093)

Net medallion loans		$468,027		$497,763		$449,673		$423,799

Commercial loans
Asset based	10.70%	$79,218	10.14%	$78,115	9.64%	$72,085	8.65%	$60,941
Secured mezzanine	14.14	47,375	13.74	46,023	14.06	53,207	13.76	58,784
Other secured commercial	7.34	25,880	6.85	28,315	7.06	28,058	6.07	23,973
SBA Section 7(a) (2)	—	—	—	—	—	—	8.58	19,349

Total commercial loans (2)	11.20	152,473	10.66	152,453	10.70	153,350	10.10	163,047

Deferred loan acquisition costs		494		514		67		540
Discount on SBA Section 7(a) loans sold (2)		—		—		—		(935)
Unrealized depreciation on loans		(6,325)		(5,968)		(7,621)		(6,887)

Net commercial loans		$146,642		$146,999		$145,796		$155,765

Consumer loans
RV	18.52%	$50,531	18.51%	$47,288	18.49%	$41,945	18.68%	$36,051
Marine	18.36	49,872	18.34	41,082	18.39	42,052	18.56	40,459
Other	18.59	5,812	18.58	4,314	18.57	4,283	18.80	3,191

Total consumer loans	18.45	106,215	18.44	92,684	18.45	88,280	18.63	79,701

Deferred loan acquisition costs		2,298		1,678		1,350		640
Unrealized depreciation on loans		(4,575)		(4,071)		(3,952)		(3,712)

Net consumer loans		$103,938		$90,291		$85,678		$76,629

Equity investments	1.48%	$21,468	1.49%	$24,014	1.53%	$23,384	1.35%	$29,589

Unrealized appreciation (depreciation) on equities		2,108		(404)		629		(1,215)

Net equity investments		$23,576		$23,610		$24,013		$28,374

Investment securities	5.03%	$19,575	5.00%	$18,657	4.11%	$17,873	3.65%	$17,783

Unrealized depreciation on investment securities		(411)		(287)		(243)		(115)
Premiums paid on purchased securities		391		421		463		617

Net investment securities		$19,554		$18,791		$18,093		$18,285

Investments at cost (3)	8.99%	$768,403	8.56%	$785,708	8.58%	$732,691	8.25%	$713,892

Deferred loan acquisition costs		3,515		3,418		2,634		2,300
Unrealized appreciation (depreciation) on equities		2,108		(404)		629		(1,215)
Discount on SBA Section 7(a) loans sold (2)		—		—		—		(935)
Unrealized depreciation on investment securities		(411)		(287)		(243)		(115)
Premiums paid on purchased securities		391		421		463		617
Unrealized depreciation on loans		(12,268)		(11,402)		(12,921)		(11,692)

Net investments		$761,738		$777,454		$723,253		$702,852

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

(2)	The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

(3)	The weighted average interest rate for the entire loan portfolio (medallion, commercial, and consumer loans) was 9.31%, 8.88%, 8.93%, and 8.68% at June 30, 2006, March 31, 2006, December 31, 2005, and June 30, 2005.

INVESTMENT ACTIVITY

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net investments at beginning of period	$777,453,626	$674,180,923	$723,252,919	$643,541,008
Investments originated	129,150,720	119,476,264	194,670,703	197,119,959
Purchase of Banco Popular medallion loan portfolio	—	—	35,703,391	—
Repayments of investments	(145,101,849)	(86,353,526)	(189,276,933)	(130,124,351)
Transfers to other assets	(542,562)	(1,774,352)	(1,343,535)	(4,396,009)
Net increase in unrealized appreciation (depreciation) (1)	(640,135)	(2,297,781)	(288,848)	(4,635,016)
Net realized gains (losses) on investments (2)	2,298,695	(617,753)	65,706	1,482,368
Realized gains on sales of loans	—	375,430	—	614,950
Amortization of origination costs	(880,837)	(137,515)	(1,045,745)	(751,219)

Net increase in investments	(15,715,968)	28,670,767	38,484,739	59,310,682

Net investments at end of period	$761,737,658	$702,851,690	$761,737,658	$702,851,690

(1)	Excludes net unrealized depreciation of $1,345 and $91,345 for the 2006 second quarter and six months, and $325,477, and $560,477 for the comparable 2005 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

(2)	Excludes net realized losses of $8,434 and $20,241 for the 2006 second quarter and six months, and $65,063 and $117,295 for the comparable 2005 periods, related to foreclosed properties which are carried in other assets on the consolidated balance.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at June 30, 2006 was 8.99% (9.31% for the loan portfolio), an increase of 41 basis points from 8.58% at December 31, 2005, and an increase of 74 basis points from 8.25% at June 30, 2005. The increases primarily reflected the increase in market interest rates. The Company anticipates increasing the percentage of commercial and consumer loans in the total portfolio, the origination of floating and adjustable-rate loans, and the level of non-New York medallion loans to enhance our yields.

Medallion Loan Portfolio

The Company’s medallion loans comprised 61% of the net portfolio of $761,738,000 at June 30, 2006, compared to 62% of $723,253,000 at December 31, 2005 and 60% of $702,852,000 at June 30, 2005. The medallion loan portfolio increased by $18,354,000 or 4% in 2006, primarily reflecting growth in New York and Boston, partially offset by decreases in Chicago. The increases can be attributed to new business marketing efforts, the conversion of participations into owned loans, and the general increase in medallion values and related refinancings, partially offset by the prepayment of several large fleets. Total medallion loans serviced for third parties were $6,453,000, $8,784,000, and $10,843,000 at June 30, 2006, December 31, 2005, and June 30, 2005.

The weighted average yield of the medallion loan portfolio at June 30, 2006 was 6.63%, an increase of 17 basis points from 6.46% at December 31, 2005, and an increase of 37 basis points from 6.26% at June 30, 2005. The increase in yield primarily reflected the impact of rising interest rates in the economy and the effects of borrower refinancings. At June 30, 2006, 18% of the medallion loan portfolio represented loans outside New York, compared to 22% and 21% at December 31, 2005 and June 30, 2005. The decline in non-New York loans reflects the prepayment of a larger Chicago fleet loan. Nonetheless, the Company continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

The Company’s commercial loans represented 19% of the net investment portfolio as of June 30, 2006, compared to 20% and 22% at December 31, and June 30, 2005. Commercial loans increased by $846,000 or 0.6% during 2006, primarily reflecting increased advances on existing lines in the asset-based loan portfolio, mostly offset by reductions in the mezzanine portfolio, reflecting the payoff of several large accounts, and in other commercial secured loans. Net commercial loans serviced for third parties were $1,743,000, $349,000, and $97,382,000 at June 30, 2006, December 31, 2005, and June 30, 2005, and included $0, $0, and $88,984,000, respectively, related to the SBA Section 7(a) business. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

The weighted average yield of the commercial loan portfolio at June 30, 2006 was 11.20%, an increase of 50 basis points from 10.70% at December 31, 2005 and an increase of 110 basis points from 10.10% at June 30, 2005. The increased yield reflected the increases in market interest rates, partially offset by the effects of a smaller percentage of commercial loans in the high yielding mezzanine category. The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. Variable-rate loans represented approximately 62%, 54%, and 57% of the commercial portfolio at June 30, 2006, December 31, 2005, and June 30, 2005. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolios

The Company’s consumer loans represented 14% of the net investment portfolio at June 30, 2006, compared to 12% and 11% of the net investment portfolio at December 31, and June 30, 2005. The Company started originating new adjustable rate consumer loans during the 2004 third quarter. Recreational vehicles, boats, and horse trailers located in all 50 states collateralize the loans. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield on the consumer loan portfolio at June 30, 2006 was 18.45%, unchanged from year end, and down 18 basis points compared 18.63% at June 30, 2005. The yield decrease reflects the addition of lower priced products. The amortization of the portfolio purchase premium reduced the above yields by an average of 1.07%, 1.90%, and 2.25%, respectively, reflecting the reduced proportion of the acquired portfolio to the total portfolio. At June 30, 2006, December 31, 2005, and June 30, 2005, adjustable rate loans represented approximately 89%, 89%, and 88%, of the consumer portfolio.

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

The following table shows the trend in loans 90 days or more past due:

	June 30, 2006 (1)		March 31, 2006 (1)		December 31, 2005 (1)		June 30, 2005 (1)
Medallion loans	$6,457,000	0.9%	$6,499,000	0.9%	$6,080,000	0.9%	$4,718,000	0.7%

Commercial loans
Secured mezzanine	5,001,000	0.7	6,906,000	0.9	7,970,000	1.1	6,301,000	0.9
SBA Section 7(a) (2)	—	0.0	—	0.0	—	0.0	1,889,000	0.3
Asset-based	—	0.0	—	0.0	—	0.0	—	0.0
Other secured commercial	1,856,000	0.3	2,572,000	0.4	2,673,000	0.4	3,145,000	0.5

Total commercial loans	6,857,000	1.0	9,478,000	1.3	10,643,000	1.5	11,335,000	1.7

Total consumer loans	361,000	0.0	383,000	0.0	695,000	0.1	332,000	0.1

Total loans 90 days or more past due	$13,675,000	1.9%	$16,360,000	2.2%	$17,418,000	2.5%	$16,385,000	2.5%

(1)	Percentage is calculated against the total loan portfolio.

(2)	The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

In general, collection efforts since the establishment of our collection department have substantially contributed to the sizable reduction in overall delinquencies. Medallion delinquencies have held fairly stable over the last year. Secured mezzanine financing delinquencies have decreased over the last several quarters, primarily reflecting payment activity and to a lesser extent chargeoffs. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. Included in the SBA Section 7(a) delinquency figures was $416,000 at June 30, 2005, which represented loans repurchased for the purpose of collecting on the SBA guarantee. Other secured commercial loans have declined reflecting the efforts of the collection department. The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

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

In determining the value of our portfolio, management and the Board of Directors may take into consideration various factors such as the financial condition of the borrower and the adequacy of the collateral. For example, in a period of sustained increases in market interest rates, management and the Board of Directors could decrease its valuation of the portfolio if the portfolio consisted primarily of long-term, fixed-rate loans. Our valuation procedures are designed to generate values that approximate that which would have been established by market forces, and are therefore subject to uncertainties and variations from reported results. Based upon these factors, net unrealized appreciation or depreciation on investments is determined, or the amount by which our estimate of the current realizable value of our portfolio is above or below our cost basis.

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on net investments during the six and three months ended June 30, 2006 and 2005.

	Loans	Equity Investments	Total
Balance December 31, 2004 (1)	($11,897,572)	$636,139	($11,261,433)
Increase in unrealized
Appreciation on investments(2)	—	714,744	714,744
Depreciation on investments	(1,263,442)	—	(1,263,442)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	887,795	—	887,795

Balance March 31, 2005 (1)	(12,273,219)	1,350,883	(10,922,336)
Increase in unrealized
Depreciation on investments (2)	94,061	(2,680,744)	(2,586,683)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	485,617	—	485,617
Other	1,450	—	1,450

Balance June 30, 2005 (1)	($11,692,091)	($1,329,861)	($13,021,952)

	Loans	Equity Investments	Total
Balance December 31, 2005 (1)	($12,921,428)	$385,635	($12,535,793)
Increase in unrealized
Depreciation on investments (2)	(858,150)	(1,012,281)	(1,870,431)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(64,500)	(64,500)
Losses on investments	2,377,489	—	2,377,489

Balance March 31, 2006 (1)	(11,402,089)	(691,146)	(12,093,235)
Increased in unrealized
Appreciation on investments	—	1,700,000	1,700,000
Depreciation on investments (2)	(1,169,444)	689,346	(480,098)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on Investments	303,813	—	303,813
Other	(1)	(1,661)	(1,662)

Balance June 30, 2006 (1)	($12,267,721)	$1,696,539	($10,571,182)

(1)	Excludes unrealized depreciation of $1,311,095, $1,369,750, $1,396,750, $1,007,695, $747,281, and $512,281 on foreclosed properties at June 30, 2006, March 31, 2006, December 31, 2005, June 30, 2005, March 31, 2005, and December 31, 2004, respectively.

(2)	Includes $11,807, $8,434, $20,184, and $45,847 of depreciation on investment securities in the 2006 second and first, and 2005 second and first quarters, respectively.

The following table presents credit-related information for the investment portfolios for the quarters ended.

	June 30, 2006	March 31, 2006	December 31, 2005	June 30, 2005
Total loans
Medallion loans	$468,026,518	$497,763,372	$449,672,510	$423,798,555
Commercial loans	146,642,378	146,998,855	145,796,651	155,765,264
Consumer loans	103,938,426	90,290,515	85,678,412	76,628,773

Total loans	718,607,322	735,052,742	681,147,573	656,192,592
Equity investments (1)	23,576,495	23,610,251	24,012,508	28,373,891
Investment securities	19,553,841	18,790,633	18,092,838	18,285,207

Net investments	$761,737,658	$777,453,626	$723,252,919	$702,851,690

Unrealized appreciation (depreciation) on investments
Medallion loans	($1,367,453)	($1,362,321)	($1,348,535)	($1,093,449)
Commercial loans	(6,325,480)	(5,968,445)	(7,621,156)	(6,886,882)
Consumer loans	(4,574,788)	(4,071,324)	(3,951,737)	(3,711,760)

Total loans	(12,267,721)	(11,402,090)	(12,921,428)	(11,692,091)
Equity investments	2,108,708	(403,808)	628,732	(1,214,610)
Investment securities	(412,169)	(287,337)	(243,097)	(115,251)

Total unrealized appreciation (depreciation) on investments	($10,571,182)	($12,093,235)	($12,535,793)	($13,021,952)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(0.29%)	(0.27%)	(0.30%)	(0.26%)
Commercial loans	(4.15)	(3.91)	(4.97)	(4.23)
Consumer loans	(4.31)	(4.39)	(4.41)	(4.62)
Total loans	(1.69)	(1.54)	(1.86)	(1.75)
Equity investments	9.82	(1.68)	2.69	(4.11)
Investment securities	(2.11)	(1.54)	(1.33)	(0.63)
Net investments	(1.38)	(1.54)	(1.70)	(1.82)
(1)	Represents common stock and warrants held as investments.

(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par value.

The following table presents the gain or loss experience on the investment portfolios.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Realized gains (losses) on loans and equity investments
Medallion loans	$2,814	($258,163)	$29,704	($340,337)
Commercial loans	14,761	(87,933)	(2,043,854)	(69,046)
Consumer loans (1)	(232,192)	(326,719)	(617,379)	(991,758)

Total loans	(214,617)	(672,815)	(2,631,529)	(1,401,141)
Equity investments	2,501,504	—	2,676,993	2,766,213
Investment securities	—	(10,000)	—	—

Total realized gains (losses) on loans and equity investments	$2,286,887	($682,815)	$45,464	$1,365,072

Realized gains (losses) as a % of average balances outstanding
Medallion loans	0.00%	(0.25%)	0.01%	(0.17%)
Commercial loans	0.04	(0.23)	(2.82)	(0.09)
Consumer loans	(0.97)	(1.80)	(1.35)	(2.74)
Total loans	(0.12)	(0.42)	(0.75)	(0.44)
Equity investments	44.21	—	23.49	18.02
Investment securities	0.00	(0.13)	0.00	—
Net investments	1.19	(0.40)	0.01	0.40
(1)	Includes realized gains (losses) of ($12,000), ($20,000), ($65,063) and ($5,000) for the six and three months ended June 30, 2006 and 2005, respectively, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

Equity Investments

Equity investments were 3%, 3%, and 4% of the Company’s total portfolio at June 30, 2006, December 31, 2005, and June 30, 2005. Equity investments are comprised of common stock, partnership interests, and warrants. The decrease in equity investments during 2005 primarily reflected the sale of shares of common stock of CCU that were received in the 2004 tax-free exchange for 100% of our ownership interest in Media.

Investment Securities

Investment securities were 3% of the Company’s total portfolio at June 30, 2006, December 31, 2005, and June 30, 2005. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by MB to better utilize required cash liquidity.

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

The Company measures its borrowing costs as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the six and three months ended June 30, 2006 and 2005. Average balances have increased from a year ago, primarily reflecting the establishment of MB and its resulting growth, and the funding needs to support the growth in the Company’s other investment portfolios. The increase in borrowing costs reflected the trend of increasing interest rates in the economy and additional long-term SBA debt at higher rates, partially offset by the raising of low-cost deposits by MB.

	Three months ended			Six months ended
	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
June 30, 2006
Floating rate borrowings	$4,880,000	$358,043,000	5.47%	$9,027,000	$346,684,000	5.25%
Fixed rate borrowings	3,664,000	302,464,000	4.86	6,946,000	295,724,000	4.74

Total	$8,544,000	$660,507,000	5.19	$15,973,000	$642,408,000	5.01

June 30, 2005
Floating rate borrowings	$3,263,000	$305,459,000	4.28%	$6,167,000	$294,581,000	4.22%
Fixed rate borrowings	2,608,000	262,075,000	3.99	4,925,000	256,069,000	3.88

Total	$5,871,000	$567,534,000	4.15	$11,092,000	$550,650,000	4.06

The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under SBIA and SBA regulations. The Company believes that financing operations primarily with short-term floating rate secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain strategies. At June 30, 2006, December 31, 2005, and June 30, 2005 short-term floating rate debt constituted 53%, 52%, and 53% of total debt, respectively.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters and six months ended June 30, 2006 and 2005.

	Three months ended June 30,		Six months ended June 30,
Dollars in thousands	2006	2005	2006	2005
Statement of operations
Investment income	$16,497	$14,138	$32,945	$27,103
Interest expense	8,544	5,871	15,973	11,092

Net interest income	7,953	8,267	16,972	16,011
Noninterest income	884	1,518	1,284	2,431
Operating expenses	5,102	5,347	9,752	10,688

Net investment income before income taxes	3,735	4,438	8,504	7,754
Income tax provision	1,305	684	2,307	1,241

Net investment income after income taxes	2,430	3,754	6,197	6,513
Net realized gains (losses) on investments	2,287	(683)	45	1,365
Net unrealized depreciation on investments (1)	(641)	(2,624)	(380)	(5,195)

Net increase in net assets resulting from operations	$4,076	$447	$5,862	$2,683

Per share data
Net investment income	$0.22	$0.26	$0.49	$0.45
Income tax provision	(0.08)	(0.04)	(0.13)	(0.07)
Net realized gains (losses) on investments	0.13	(0.04)	—	0.08
Net unrealized depreciation on investments	(0.04)	(0.15)	(0.02)	(0.30)
Other	0.01	—	—	—

Net increase in net assets resulting from operations	$0.24	$0.03	$0.34	$0.16

Dividends declared per share	$0.17	$0.13	$0.33	$0.25

Weighted average common shares outstanding
Basic	17,283,907	16,969,568	17,248,007	17,063,025
Diluted	17,799,377	17,413,963	17,760,920	17,507,421

			June 30, 2006	December 31, 2005
Balance sheet data
Net investments			$761,738	$723,253
Total assets			825,898	792,973
Total borrowed funds			651,895	620,022
Total liabilities			658,156	626,619
Total shareholders’ equity			167,743	166,354

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Selected financial ratios and other data
Return on average assets (ROA) (2)
Net investment income	1.17%	2.01%	1.53%	1.79%
Net increase in net assets resulting from operations	1.96	0.24	1.45	0.74
Return on average equity (ROE) (3)
Net investment income	5.86	9.06	7.50	7.84
Net increase in net assets resulting from operations	9.82	1.08	7.10	3.23

Weighted average yields (4)	8.55%	8.16%	8.79%	8.03%
Weighted average cost of funds	4.46%	3.41	4.29%	3.31

Net interest margin (4)	4.09%	4.75%	4.50%	4.72%

Noninterest income ratio (5)	0.43%	0.88%	0.32%	0.73%
Operating expense ratio (6)	2.46%	3.11%	2.42%	3.19%

			June 30, 2006	December 31, 2005
As a percentage of net investment portfolio
Medallion loans			61%	62%
Commercial loans			19	20
Consumer loans			14	12
Equity investments			3	3
Investment securities			3	3

Investments to assets (7)			92%	91%
Equity to assets (8)			20	21
Debt to equity (9)			389	373

(1)	Net changes in unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of the Company’s investments, including foreclosed properties.

(2)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.

(3)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.

(4)	Net interest margin represents net interest income divided by average interest earning assets, and includes interest recoveries of $543,000, $119,000, $1,080,000, and $1,084,000 for the 2006 and 2005 second quarters and six months. Excluding the interest recoveries, the weighted average yields were 8.49%, 7.84%, 8.50%, and 7.71% and the net interest margins were 4.03%, 4.43%, 4.21%, and 4.40% in each respective period.

(5)	Noninterest income ratio represents noninterest income divided by average interest earning assets.

(6)	Operating expense ratio represents operating expenses divided by average interest earning assets.

(7)	Represents net investments divided by total assets as of the period indicated.

(8)	Represents total shareholders’ equity divided by total assets as of the period indicated.

(9)	Represents total debt (floating rate and fixed rate borrowings) divided by total shareholders’ equity as of the period indicated.

CONSOLIDATED RESULTS OF OPERATIONS

2006 Second Quarter and Six Months compared to the 2005 Periods

Net increase in net assets resulting from operations was $4,076,000 or $0.23 per diluted common share and $5,862,000 or $0.33 per share in the 2006 second quarter and six months, up $3,629,000 and $3,179,000 from increases of $447,000 or $0.03 and $2,683,000 or $0.15 in the 2005 second quarter and six months, which included the results of BLL. The increases primarily reflected higher net realized/unrealized portfolio gains and lower operating expenses, partially offset by lower noninterest and net interest income, and higher income taxes. The six months increase also benefited from higher net interest income. Net investment income after taxes was $2,431,000 or $0.14 per diluted common share and $6,197,000 or $0.35 in the 2006 second quarter and six months, down $1,323,000 or 35% and $316,000 or 5% from $3,753,000 or $0.22 per share and $6,513,000 or $0.37 in the 2005 periods.

Investment income was $16,498,000 and $32,945,000 in the quarter and six months, up $2,360,000 or 17% and $5,841,000 or 22% from $14,138,000 and $27,104,000 a year ago, and included $119,000 and $1,084,000 from interest recoveries on certain investments in the 2006 second quarter and six months, compared to $543,000 and $1,080,000 in the 2005 periods. Excluding those items, investment income increased $2,784,000 or 20% in the quarter, and $5,837,000 or 22% in the six months, reflecting growth in the investment portfolios and higher yields earned. The yield on the investment portfolio was 8.55% in the 2006 quarter, up 5% from 8.16% in the 2005 quarter, and was 8.79% in the 2006 six months, up 9% from 8.03% in the year ago period, reflecting the impact of the higher yielding consumer portfolio and the general increase in market interest rates, partially offset by a higher level of net loan origination cost amortization and the interest recoveries. The yield on the investment portfolio excluding the interest recoveries was 8.49% in the quarter, up 8% from 7.84% in 2005, and was 8.50% in the six months, up 10% from 7.71% in 2005. Average investments outstanding were $768,542,000 and $750,142,000 in the 2006 quarter and six months, both up 11% from $689,850,000 and $675,052,000 in the year ago periods, reflecting growth in all core businesses.

Medallion loans were $468,027,000 at quarter end, up $44,794,000 or 11% from $423,233,000 a year ago, representing 61% of the investment portfolio compared to 60% a year ago, and were yielding 6.63% compared to 6.26% a year ago, an increase of 6%. The increase in outstandings primarily reflected efforts to book new business and repurchase certain participations, primarily in the New York City and Boston markets, including the purchase of a $35,703,000 portfolio from Banco Popular, and also reflected the increase in medallion values, partially offset by several large fleet repayments, including reductions in Chicago. The managed medallion portfolio was $474,481,000 at quarter end, up $39,839,000 or 9% from $434,642,000 a year ago. The commercial loan portfolio was $146,642,000 at quarter end, compared to $155,765,000 a year ago, a decrease of $9,123,000 or 6%, and represented 19% of the investment portfolio compared to 22% in 2005. Included in the 2005 amounts was $19,349,000 of SBA 7(a) loans which were sold for book value during 2005. Excluding those loans, commercial loans increased 7%, primarily in asset-based lending, partially offset by the pay down of several large loans in the high-yield mezzanine loans portfolio. Commercial loans yielded 11.20% at quarter end, compared to 10.10% a year ago, an increase of 11%, reflecting the increases in market interest rates during year and the floating rate nature of much of the portfolio. The managed commercial portfolio was $148,384,000 at quarter end, down $104,763,000 or 41% from $253,147,000 a year ago, but was up $3,570,000 or 2% from $144,814,000 excluding the sold SBA 7(a) loans, primarily reflecting the increases described above, partially offset by increased loan participations purchased. The consumer loan portfolio of $103,938,000 was up $27,309,000 or 36% from $76,629,000 a year ago, and represented 14% of the investment portfolio at quarter end, compared to 11% a year ago, and yielded 18.45% compared to 18.63% a year ago. The increase reflected the new origination volumes over the last year, partially offset by the runoff in the acquired portfolio. Equity investments were $23,576,000, down $4,798,000 or 17% from $28,374,000 a year ago, primarily reflecting the sale of a portion of the CCU common stock received for our ownership interest in Media and losses taken on certain mezzanine investments, partially offset by portfolio appreciation, and represented 3% of the investment portfolio and had a dividend yield of 1.48%, compared to 4% and 1.35% a year ago. Investment securities of $19,554,000 were up $1,269,000 or 7% from $18,285,000 a year ago, and represented 3% of the investment portfolio in both periods, and yielded 5.03%, compared to 3.65% a year ago. See page 21 for a table that shows balances and yields by type of investment.

Interest expense was $8,544,000 and $15,973,000 in the 2006 quarter and six months, up $2,673,000 or 46% and $4,881,000 or 44% from $5,871,000 and $11,092,000 in the 2005 periods. The increase in interest expense was due to the higher cost of borrowed funds compounded by increased levels of borrowings. The cost of borrowed funds was 5.19% and 5.01% in the quarter and six months, compared to 4.15% and 4.06% in the year ago periods, increases of 25% and 23%, reflecting increases in the general level of interest rates over the last year, and the floating rate nature of much of our borrowings. Average debt outstanding was $660,507,000 and $642,407,000 for the 2006 quarter and six months, compared to $567,534,000 and $550,650,000 for the year ago periods, increases of 16% and 17%, primarily reflecting increased borrowings used to fund portfolio investment growth. See page 28 for a table which shows average balances and cost of funds for the Company’s funding sources.

Net interest income was $7,953,000 and $16,972,000 and the net interest margin was 4.09% and 4.50% for the 2006 quarter and six months, down $314,000 or 4% and up $960,000 or 6% from $8,267,000 and $16,012,000 a year ago, which represented net interest margins of 4.74% and 4.72%, all reflecting the items discussed above.

Noninterest income was $884,000 and $1,284,000 in the 2006 quarter and six months, down $634,000 or 42% and $1,147,000 or 47% from $1,518,000 and $2,431,000 a year ago. Excluding amounts related to the sold BLL loan portfolio, noninterest income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was up $85,000 or 11% and $183,000 or 17% for the quarter and six months. Included in the 2006 quarter and six months were $512,000 and $673,000 of unusually large prepayment penalties from several large paid-off loans, compared to $525,000 for both periods a year ago. Excluding those prepayment penalties, the increases in noninterest income primarily reflected higher late fees and prepayment penalties from a larger customer base.

Operating expenses were $5,101,000 and $9,752,000 in the 2006 second quarter and six months, compared to $5,347,000 and $10,688,000 in the 2005 periods, decreases of $246,000 or 5% and $936,000 or 9%. Excluding the amounts related to the sold BLL loan portfolio, operating expenses were up $729,000 or 17% and $862,000 or 10%, reflecting costs of the Company’s growth initiatives. Salaries and benefits expense excluding BLL was $2,886,000 and $5,325,000 in the quarter and six months, up $706,000 or 32% and $729,000 or 16% from $2,180,000 and $4,596,000 in the 2005 periods, primarily reflecting lower amounts of salary deferrals related to loan originations, the costs associated with options granted, and a 13% increase in headcount. Professional fees excluding BLL were $552,000 and $1,163,000 in the quarter and six months, up $117,000 or 27% and $278,000 or 31% from $435,000 and $885,000 a year ago, primarily reflecting higher investment project-related professional costs and costs associated with certain investments. Other operating expenses excluding BLL of $1,663,000 and $3,264,000 in the quarter and six months were down $95,000 or 5% and 144,000 or 4% from $1,758,000 and $3,408,000 in the 2005 periods, reflecting lower travel and entertainment, depreciation, advertising, and miscellaneous tax expenses, partially offset by higher consumer loan servicing expenses.

Income tax expense was $1,305,000 and $2,307,000 in the 2006 second quarter and six months, increases of $621,000 or 91% and $1,066,000 or 86% compared to $684,000 and $1,241,000 in the year ago periods, primarily reflecting MB’s provision for taxes, which has increased as the size and volume of MB’s business has grown.

Net unrealized depreciation on investments was $641,000 and $380,000 in the 2006 second quarter and six months, compared to depreciation of $2,623,000 and $5,196,000 in the 2005 periods, decreases of $1,982,000 or 76% and $4,816,000 or 93%. Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2006 activity resulted from reversals of unrealized appreciation associated with equity investments that were sold of $2,164,000 ($2,228,000 in the six months), net unrealized depreciation on loans of $1,169,000 ($1,814,000 in the six months), and net unrealized depreciation on foreclosed property of $1,000 ($91,000 in the six months), partially offset by net unrealized appreciation on equity investments of $2,389,000 ($1,072,000 in the six months) and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $304,000 ($2,681,000 in the six months). The 2005 activity resulted from the net unrealized depreciation on equity investments of $2,877,000 ($2,162,000 in the six months), net unrealized depreciation on foreclosed property of $325,000 ($560,000 in the six months), and reversals of unrealized appreciation associated with equity investments that were sold of $2,676,000 in the six months only, partially offset by the reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $519,000 ($1,406,000 in the six months) and net unrealized appreciation on loans of $60,000 (depreciation of $1,204,000 in the six months).

The Company’s net realized gains on investments were $2,287,000 and $45,000 in the 2006 second quarter and six months, compared to losses of $683,000 in the 2005 quarter, and gains of $1,365,000 in 2005 six months. The 2006 activity reflected the above and net direct gains on sales of equity and other investments of $367,000 ($496,000 in the six months) and net direct recoveries of $72,000 ($22,000 in the six months), partially offset by net direct losses on sales of foreclosed property of $12,000 ($20,000 in the six months). The 2005 activity reflected the above and net direct chargeoffs of $99,000 (recoveries of $140,000 in the six months) and net direct losses on sales of foreclosed property of $65,000 ($145,000 in the six months), partially offset by direct gains on sales of equity investments of $100,000 in the six months only.

The Company’s net realized/unrealized gain on investments was $1,645,000 in the 2006 second quarter, and was a loss of $335,000 in the six months, compared to losses of $3,306,000 and $3,830,000 in the 2005 periods, reflecting the above.

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

In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving line of credit or issued as certificates of deposit, for terms of up to five years. The Company had outstanding SBA debentures of $77,250,000 with a weighted average interest rate of 6.05%, constituting 12% of the Company’s total indebtedness as of June 30, 2006. Also, as of June 30, 2006, portions of the adjustable rate debt with Banks repriced at intervals of as long as 11 months, and certain of the certificates of deposit were for terms of up to 39 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents the Company’s interest rate sensitivity gap at June 30, 2006, compared to the respective positions at the end of 2005 and 2004. The principal amount of interest earning assets is assigned to the time frames in which such principal amounts are contractually obligated to be repriced. The Company has not reflected an assumed annual prepayment rate for such assets in this table.

	June 30, 2006 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$91,241	$—	$—	$—	$—	$—	$—	$91,241
Adjustable-rate	58,816	31,576	59,444	6,186	25,422	3,061	10,256	194,761
Fixed-rate	54,829	87,106	165,971	60,326	63,226	5,965	32,492	469,915
Cash	29,950	—	—	—	—	—	—	29,950

Total earning assets	$234,836	$118,682	$225,415	$66,512	$88,648	$9,026	$42,748	$785,867

Interest bearing liabilities
Revolving line of credit	$303,817	$20,000	$—	$—	$—	$—	$—	$323,817
Certificates of deposit	159,125	32,354	25,424	14,500	—	—	—	231,403
Notes payable to banks	19,425	—	—	—	—	—	—	19,425
SBA debentures	—	—	—	—	—	28,485	48,765	77,250

Total liabilities	$482,367	$52,354	$25,424	$14,500	$—	$28,485	$48,765	$651,895

Interest rate gap	($247,531)	$66,328	$199,991	$52,012	$88,648	($19,459)	($6,017)	$133,972

Cumulative interest rate gap (2)	($247,531)	($181,203)	$18,788	$70,800	$159,448	$139,989	$133,972	$—

December 31, 2005 (2)	($82,358)	($116,995)	$77,364	$130,914	$182,327	$171,190	$132,321	$—
December 31, 2004 (2)	27,175	52,388	62,710	108,181	173,610	176,752	131,520	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (31%), (11%), and 4% as of June 30, 2006, December 31, 2005, and December 31, 2004.

(2)	Adjusted for the medallion loan 40% prepayment assumption results in cumulative one year negative interest rate gap and related ratio of ($107,783,000) or (14%) for June 30, 2006, compared to positive interest rate gaps of $47,912,000 or 6% and $136,030,000 or 21% for December 31, 2005 and December 31, 2004.

The Company’s interest rate sensitive assets were $785,867,000, and interest rate sensitive liabilities were $651,894,000, at June 30, 2006. The one-year cumulative interest rate gap was ($247,531,000) or (31%) of interest rate sensitive assets, compared to ($82,358,000), or (11%) at December 31, 2005. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in an improved negative gap of ($107,783,000) or (14%) at June 30, 2006. The Company seeks to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Interest Rate Cap Agreements

From time-to time, the Company enters into interest rate cap agreements to manage the exposure of the portfolio to increases in market interest rates by hedging a portion of its variable-rate debt against increases in interest rates. There were no interest rate caps outstanding during 2006 and 2005.

Liquidity and Capital Resources

Our sources of liquidity are the revolving line of credit with MLB, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, participations or sales of loans to third parties, and our ability to raise brokered certificates of deposit through MB. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. The Trust’s $475,000,000 revolving line of credit with MLB has availability of $160,669,000 as of June 30, 2006. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $7,000,000 could be raised by MB to fund future loan origination activity, and MB also has $15,000,000 available under a Fed Funds line with a commercial bank. In addition, MB as a non-RIC subsidiary of the Company is allowed (and for three years required) to retain all earnings in the business to fund future growth. MCI has $13,500,000 of additional funding commitments with the SBA, which requires a capital contribution from the Company of $4,500,000. Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits. Lastly $3,887,000 was available under revolving credit agreements with commercial banks, and approximately $1,350,000 was available under the company’s margin loan.

The components of our debt were as follows at June 30, 2006. See notes 3 and 4 to the consolidated financial statements on page 14 for details of the contractual terms of the Company’s borrowings.

(In Thousands)	Balance	Percentage	Rate(1)
Revolving line of credit	$314,331	48%	5.35%
Certificates of deposit	231,403	36	4.10
SBA debentures	77,250	12	6.05
Notes payable to banks	19,425	3	8.01
Margin loan	9,486	1	6.00

Total outstanding debt	$651,895	100%	5.08

(1)	Weighted average contractual rate as of June 30, 2006.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of June 30, 2006 by approximately $993,000 on an annualized basis, compared to ($100,000) as of December 31, 2005, and the impact of such an immediate 1% change over a one year period would have been ($1,646,000) compared to ($753,000) at December 31, 2005. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at June 30, 2006. See notes 3 and 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	Total	12/31/05
Cash	$5,166	$5,231	$12,788	$2,579	$4,185	$8,983	$38,932	$43,036
Bank loans (1) (2)	15,000	6,000					21,000	19,000
Amounts undisbursed	2,100	2,410					4,510	13,500
Amounts outstanding	12,900	6,525					19,425	8,550
Average interest rate	8.25%	7.53%					8.01%	6.76%
Maturity	8/06	8/06-6/07					8/06-6/07	2/06-6/07
Lines of credit (3)		475,000					$475,000	$325,000
Amounts undisbursed		160,669					160,669	20,547
Amounts outstanding		314,331					314,331	304,453
Average interest rate		5.35%					5.35%	4.53%
Maturity		9/08					9/08	9/06
Margin loan	$9,486						$9,486	$10,663
Average interest rate	6.00%						6.00%	5.00%
Maturity	N/A						N/A	N/A
SBA debentures (4)			$46,750		$44,000		$90,750	$77,250
Amounts undisbursed			13,500		—		13,500	—
Amounts outstanding			33,250		44,000		77,250	77,250
Average interest rate			6.02%		6.08%		6.05%	6.02%
Maturity			9/11-9/15		9/11-3/16		9/11-3/16	9/11-9/15
Certificates of deposit						$231,403	$231,403	$219,107
Average interest rate						4.10%	4.10%	3.47%
Maturity						7/06-9/09	7/06-9/09	1/06-9/09

Total cash and amounts remaining undisbursed under credit facilities	$7,266	$168,310	$26,288	$2,579	$4,185	$8,983	$217,610	$77,083

Total debt outstanding	$22,386	$320,856	$33,250	—	$44,000	$231,403	$651,895	$620,022

(1)	In January 2005, MFC entered into a $4,000,000 revolving note agreement with Atlantic Bank which was increased to $6,000,000 in June 2006, and which matures in August 2006, and is secured by medallion loans in process of being sold to the Trust. In August 2006, this line was further extended to August 1, 2007.

(2)	In August 2006, the loans with Atlantic Bank and Israel Discount Bank, which had matured, were extended until August 2009.

(3)	In January 2006, this line of credit was extended for an additional two years to September 2008, with the committed amount adjusting to $475,000,000.

(4)	In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a ten year period upon payment of a 1% fee and the infusion of $4,500,000 of additional capital by the Company.

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

Recently Issued Accounting Standards

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No.140.” This Statement requires that all separately recognized servicing rights be initially measured at fair value. Subsequently, an entity may either recognize its servicing rights at fair value or amortize its servicing rights over an estimated life and assess for impairment at least quarterly. SFAS No. 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial assets. Additional disclosures for all separately recognized servicing rights are also required. This Statement is effective January 1, 2007 for calendar year companies. The Company is currently in the process of evaluating the impact that SFAS No. 156 will have on the Company’s financial position and results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R), which supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. FAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. On April 14, 2005, the United States Securities and Exchange Commission announced it would permit most registrants subject to its oversight additional time to implement the requirements in SFAS No. 123(R). As announced, the SEC will permit companies to implement SFAS No. 123(R) at the beginning of their next fiscal year (instead of their next reporting period) that begins after June 15, 2005. The Company has adopted the modified prospective application method of SFAS No.123(R) effective January 1, 2006, and expects it will have an immaterial impact on its consolidated results of operations and earnings per share.

Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of August 8, 2006, there were approximately 116 holders of record of the Company’s common stock.

On August 8, 2006, the last reported sale price of our common stock was $11.79 per share. Historically, our common stock has traded at a premium to net asset value per share, and although there can be no assurance, the Company anticipates that its stock will continue to trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s common stock on the Nasdaq National Market.

2006	HIGH	LOW
Second Quarter	$13.74	$12.74
First Quarter	$13.55	$11.12

2005
Fourth Quarter	$11.50	$9.20
Third Quarter	10.77	9.51
Second Quarter	9.78	9.10
First Quarter	9.80	8.92

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through June 30, 2006	—	—	—	—

Total	1,353,233	9.07	1,353,233	—

(1)	The Company publicly announced its Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of the Company’s outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires after a certain number of days, except in certain cases where it is extended through completion of the authorized amounts. In July 2006, the Company extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than August 2006, and were to conclude 180 days after the commencement of purchases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2006 and December 31, 2005, and (ii) no change in internal control over financial reporting occurred during the quarters ended June 30, 2006 and 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

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

We are dependent upon our key investment personnel for our future success.

We depend on the diligence, skill, and network of business contacts of the investment professionals we employ for sourcing, evaluating, negotiating, structuring and monitoring our investments. Our future success will also depend, to a significant extent, on the continued service and coordination of our senior management team, particularly, Alvin Murstein, our Chairman and Chief Executive Officer, Andrew M. Murstein, our President, and Larry D. Hall, our Chief Financial Officer. The departure of Messrs. Murstein or Mr. Hall or any member of our senior management team could have a material adverse effect on our ability to achieve our investment objective.

We operate in a highly regulated environment which may constrain our ability to grow our business.

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets in qualifying assets primarily in securities of “eligible portfolio companies” (as defined under the 1940 Act), cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Our regulatory requirements may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would further decrease our operating flexibility.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we raise additional capital.

Our business may periodically require capital. We may acquire additional capital from the following sources:

Senior Securities and Other Indebtedness. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. If we issue senior securities, including debt or preferred stock, we will be exposed to additional risks, including the following:

Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous.

Any amounts that we use to service our debt or make payments on preferred stock will not be available for dividends to our common shareholders.

It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

We and, indirectly, our shareholders will bear the cost of issuing and servicing such securities and other indebtedness.

Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

Additional Common Stock. We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our shareholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our shareholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

We did not qualify for RIC tax treatment in 2002 and 2003, and as a result we were able to take advantage of corporate net operating loss carryforwards. If we do not qualify as a RIC for more than two consecutive years, and then seek to requalify and elect RIC status, we would be required to recognize gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognize would be deemed distributed to our shareholders as a taxable distribution.

If we fail to qualify for RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. In addition, the asset coverage and distribution requirements impose significant cash flow management restrictions on us and limit our ability to retain earnings to cover periods of loss, provide for future growth and pay for extraordinary items. Additionally, we could fail to satisfy the requirement that a RIC derive at least 90% of its gross income from qualifying sources, with the result that we would not qualify as a RIC. Qualification as a RIC is made on an annual basis and, although we and some of our subsidiaries have qualified in the past, we cannot assure you that we will qualify for such treatment in the future.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we will include in taxable income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of contractual payment-in-kind arrangements will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Our Small Business Investment Company subsidiaries may be unable to meet the investment company requirements, which could result in the imposition of an entity-level tax.

Some of our subsidiaries are subject to the Small Business Investment Act or SBIA. Our Small Business Investment Company, or SBIC, subsidiaries that are also RICs are prohibited by the SBIA from making the distributions necessary to qualify as a RIC. Each year, in order to comply with the SBA regulations and the RIC distribution requirements, we must request and receive a waiver of the SBA’s restrictions. While the current policy of the SBA’s Office of SBIC Operations is to grant such waivers if the SBIC makes certain offsetting adjustments to its paid-in capital and surplus accounts, we cannot assure you that this will continue to be the SBA’s policy or that our subsidiaries will have adequate capital to make the required adjustments. If our subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of an entity-level tax.

The Code’s diversification requirements may limit our ability to expand our business.

To qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities, other than U.S. government securities or securities of other RICs, of any one issuer. As of March 31, 2006, our two largest investments subject to this test were our investments in Medallion Bank, representing 23% of our RIC assets, and our investment in Clear Channel stock representing 10% of our RIC assets. We will continue to monitor the levels of these and any other investment concentration in conjunction with the diversification tests.

We operate in a highly competitive market for investment opportunities.

We compete for investments with other business development companies and other investment funds as well as traditional financial services companies such as commercial banks and credit unions. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships, and offer better pricing and more flexible structuring than us. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company.

We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and therefore increase the risk associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders, and through long-term subordinated SBA debentures. These creditors have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could reduce the amount available for common stock dividend payments.

As of June 30, 2006, we had approximately $651,895,000 of outstanding indebtedness, which had a weighted average borrowing cost of 5.08% at June 30, 2006.

Changes in interest rates may affect our cost of capital and net investment income.

Because we borrow to fund our investments, a portion of our income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. A portion of our investments, such as taxi medallion loans, will have fixed interest rates, while a portion of our borrowings will likely have floating interest rates. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we will have to rely on our counterparties to perform their obligations under such hedges.

We depend on cash flow from our subsidiaries to make dividend payments and other distributions to our shareholders.

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make dividend payments and other distributions to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. Furthermore, as a condition of its approval by its regulators, Medallion Bank is precluded from making any dividend payments for its first three years of operations.

Our use of brokered deposit sources for Medallion Bank’s deposit-gathering activities may not be available when needed.

Medallion Bank relies on the established brokered deposit market to originate deposits to fund its operations. While Medallion Bank has developed contractual relationships with a diversified group of investment brokers, and the brokered deposit market is well developed and utilized by many banking institutions, conditions could change that might affect the availability of deposits. If the capital levels at Medallion Bank fall below the “well-capitalized” level, or if Medallion Bank experiences a period of sustained operating losses, the cost of attracting deposits from the brokered deposit market could increase significantly, and the ability of Medallion Bank to raise deposits from this source could be impaired. Medallion Bank’s ability to manage its growth to stay within the “well-capitalized” level, and the capital level currently required by the FDIC during Medallion Bank’s first three years of operation, which is also considerably higher than the level required to be classified as “well-capitalized”, is critical to Medallion Bank’s retaining open access to this funding source.

A decrease in prevailing interest rates may lead to more loan prepayments, which could adversely affect our business.

Our borrowers generally have the right to prepay their loans upon payment of a fee ranging from 30 to 120 days interest for standard commodity loans, and for higher amounts, as negotiated, for larger more custom loan arrangements. A borrower is likely to exercise prepayment rights at a time when the interest rate payable on the borrower’s loan is high relative to prevailing interest rates. In a lower interest rate environment, we will have difficulty re-lending prepaid funds at comparable rates, which may reduce the net interest income that we receive. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if a substantial number of our portfolio companies elect to prepay amounts owed to us and we are not able to reinvest the proceeds for comparable yields in a timely fashion. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our management and approved by our board of directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our board of directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our board of directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of June 30, 2006, our net unrealized depreciation on investments was approximately $12,268,000 or 1.38% of our investment portfolio.

The lack of liquidity in our investments may adversely affect our business.

We generally make investments in private companies. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Terrorist attacks and other acts of violence or war may affect any market for our common stock, impact the businesses in which we invest and harm our operations and profitability.

Terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. Such attacks or armed conflicts in the United States or elsewhere may impact the businesses in which we invest directly or indirectly, by undermining economic conditions in the United States. In addition, a substantial portion of our business is focused in the New York City metropolitan area. Another terrorist attack in New York City could severely impact our results of operations. Losses resulting from terrorist attacks are generally uninsurable.

Our financial condition and results of operations will depend on our ability to manage growth effectively.

Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our management team’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis will be largely a function of our management team’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to financing on acceptable terms. In addition to monitoring the performance of our existing investments, members of our management team and our investment professionals may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. In order to grow, we will need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will contribute to the success of our business. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions may lead to difficulties that could adversely affect our operations.

By their nature, corporate acquisitions entail certain risks, including those relating to undisclosed liabilities, the entry into new markets, operational, and personnel matters. We may have difficulty integrating acquired operations or managing problems due to sudden increases in the size of our loan portfolio. In such instances, we might be required to modify our operating systems and procedures, hire additional staff, obtain and integrate new equipment, and complete other tasks appropriate for the assimilation of new business activities. We cannot assure you that we would be successful, if and when necessary, in minimizing these inherent risks or in establishing systems and procedures which will enable us to effectively achieve our desired results in respect of any future acquisitions.

Our ability to enter into transactions with our affiliates will be restricted.

The 1940 Act restricts our ability to knowingly participate in certain transactions with our affiliates. These restrictions limit our ability to buy or sell any security from or to our affiliates, or engage in “joint” transactions with our affiliates, which could include investments in the same portfolio company (whether at the same or different times). With respect to controlling or certain closely affiliated persons, we will generally be prohibited from engaging in such transactions absent the prior approval of the SEC. With respect to other affiliated persons, we may engage in such transactions only with the prior approval of our independent directors.

Our board of directors may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

Risks Relating to Our Investments

Lending to small businesses involves a high degree of risk and is highly speculative.

Lending to small businesses involves a high degree of business and financial risk, which can result in substantial losses and should be considered speculative. Our borrower base consists primarily of small business owners that may have limited resources and that are generally unable to obtain financing from traditional sources. There is generally no publicly available information about these small business owners, and we must rely on the diligence of our employees and agents to obtain information in connection with our credit decisions. In addition, these small businesses often do not have audited financial statements. Some smaller businesses have narrower product lines and market shares than their competition. Therefore, they may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in these businesses.

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations to us or by a downturn in the particular industry.

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of June 30, 2006, investments in New York City medallions represented approximately 82% of our medallion investments. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

If we are unable to continue to diversify geographically, our business may be adversely affected if the New York City taxicab industry experiences a sustained economic downturn.

Although we have diversified from the New York City area, a significant portion of our loan revenue is derived from New York City medallion loans collateralized by New York City taxicab medallions. An economic downturn in the New York City taxicab industry could lead to an increase in defaults on our medallion loans. We cannot assure you that we will be able to sufficiently diversify our operations geographically.

An economic downturn could result in certain of our commercial and consumer loan customers experiencing declines in business activities, which could lead to difficulties in their servicing of their loans with us, and increasing the level of delinquencies, defaults, and loan losses in our commercial loan and consumer loan portfolios.

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

In New York City, Chicago, Boston, and in other markets where we originate medallion loans, taxicab fares are generally set by government agencies. Expenses associated with operating taxicabs are largely unregulated. As a result, the ability of taxicab operators to recoup increases in expenses is limited in the short term. Escalating expenses can render taxicab operations less profitable, could cause borrowers to default on loans from us and could potentially adversely affect the value of our collateral.

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to over $485,000 for corporate medallions and over $370,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2004, the value of New York City taxicab medallions increased by approximately 17% for individual medallions and 62% for corporate medallions.

Our past use of Arthur Andersen LLP as our independent auditors may pose risks to us and also limit your ability to seek potential recoveries from them related to their work.

Effective July 29, 2002, we dismissed our independent auditors, Arthur Andersen LLP, or Andersen, in view of developments involving Andersen at that time.

As a public company, we are required to file periodic financial statements with the SEC that have been audited or reviewed by an independent accountant. As our former independent auditors, Andersen provided a report on our consolidated financial statements as of the five fiscal years in the period ended December 31, 2001. SEC rules require us to obtain Andersen’s consent to the inclusion of its audit report in our public filings. However, Andersen has informed us that it is no longer able to provide such consent as a result of the departure from Andersen of the former partner and manager responsible for the audit report. Under these circumstances, Rule 437A under the Securities Act of 1933, as amended, permits us to incorporate the audit report and the audited financial statements without obtaining the consent of Andersen.

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

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in senior secured loans, junior secured loans and subordinated debt issued by small- to mid-sized companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may have structured most of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

We may not control any of our portfolio companies.

We may not control any of our portfolio companies, even though we may have board representation or board observation rights and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company may take risks or otherwise act in ways that do not serve our interests as debt investors.

Consumer lending is a new product line for us that carries a higher risk of loss and could be adversely affected by an economic downturn.

The acquisition of our consumer loan portfolio, and the subsequent commencement of lending operations in this line of business, represents an entry into the new market of consumer lending for us. Although the purchased portfolio was seasoned and Medallion Bank’s management has considerable experience in originating and managing consumer loans, we cannot assure you that these loans will perform at their historical levels as expected under Medallion Bank’s management.

By its nature, lending to consumers that have blemishes on their credit reports carries with it a higher risk of loss. Although the net interest margins should be higher to compensate us for this increased risk, an economic downturn could result in higher loss rates and lower returns than expected, and could affect the profitability of the consumer loan portfolio.

We may not realize gains from our equity investments.

Certain investments that we have made in the past and may make in the future include warrants or other equity securities. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.

If our primary investments are deemed not to be qualifying assets, we could be deemed to be in violation of the 1940 Act.

In order to maintain our status as a business development company, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets generally cannot be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part focuses on whether a company has outstanding marginable securities.

Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System expanded the definition of a marginable security under the Federal Reserve’s margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve’s current margin rules. As a result, the staff of the SEC has raised the question as to whether a private company that has outstanding debt securities would qualify under the relevant portion of the “eligible portfolio company” criteria.

In late 2004, the SEC issued proposed rules which would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or NASDAQ. If adopted, the effect of these rules would be to eliminate confusion regarding whether a private company that issued debt would qualify as an “eligible portfolio company.”

Unless and until the proposed rules described above are adopted by the SEC, if there were a court ruling or regulatory decision that provided that a private company that has outstanding debt securities (none of which is listed on a national securities exchange or NASDAQ) was not an eligible portfolio company, we could be precluded from investing in the manner described in this report or deemed to be in violation of the 1940 Act.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 16, 2006. The following individuals were elected to our Board of Directors to serve as Class I Directors until the 2009 Annual Meeting of Stockholders:

NOMINEE	VOTES FOR	VOTES WITHELD
Stanley Kreitman	13,228,746	1,136,389
Frederick Menowitz	13,745,650	619,485
David L. Rudnick	10,351,860	4,013,275

Our stock holders approved the adoption of our 2006 Non-Employee Director Stock Option Plan:

VOTES FOR	VOTES ABSTAINED	VOTES WITHELD
9,518,714	1,769,213	43,249

Our stock holders approved the adoption of our 2006 Employee Stock Option Plan:

VOTES FOR	VOTES ABSTAINED	VOTES WITHELD
9,660,961	1,627,465	42,750

ITEM 6.	EXHIBITS

EXHIBITS

Number	Description
31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

MEDALLION FINANCIAL CORP.

Date:	August 9, 2006

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant
as principal financial and accounting officer.