Form 10-Q
period 2006-09-30
MEDALLION FINANCIAL CORP
filed 2006-11-06
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 3, 2006 was, 17,312,915.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a Business Development Company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions, and various types of commercial businesses, and in originating consumer loans for the purchase of recreational vehicles, boats and horse trailers. Since 1996, the year in which the Company became a public company, it has increased its medallion loan portfolio at a compound annual growth rate of 14%, and its commercial loan portfolio at a compound annual growth rate of 13%. Total assets under management, which includes assets serviced for third party investors, were approximately $852,554,000 at September 30, 2006, and have grown at a compound annual growth rate of 15% from $215,000,000 at the end of 1996.

The Company conducts its business through various wholly-owned subsidiaries including its primary taxicab medallion lending company, Medallion Funding Corp. (MFC). The Company also currently conducts business through Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), which conducts a mezzanine financing business; Freshstart Venture Capital Corp. (FSVC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), a bank regulated by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions to originate taxicab medallion, commercial, and consumer loans; to raise deposits; and to conduct other banking activities. MFC, MCI, and FSVC operate as SBICs and are regulated and financed in part by the SBA. Until October 2005, the Company also conducted business through Business Lenders, LLC (BLL), licensed under the US Small Business Administration (SBA) Section 7(a) program. On October 17, 2005, the Company completed the sale of the loan portfolio and related assets of BLL. In connection with this transaction, the Company sold assets in the amount of $22,799,000, less liabilities assumed by the buyer in the amount of $2,327,000. The assets were sold at book value, and therefore no gain or loss, excluding transaction costs, was recognized as a result of this transaction. For the 2005 third quarter and nine months, BLL generated net decrease in net assets resulting from operations of $126,000 and $627,000, and BLL’s net investment loss after taxes was $245,000 and $522,000.

The financial information is divided into two sections. The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2006.

The consolidated balance sheet of the Company as of September 30, 2006, the related consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to summarize fairly the Company’s consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2006 and 2005, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Interest income on investments	$16,825,583	$14,170,478	$48,209,746	$40,272,883
Dividends and interest income on short-term investments	737,817	411,531	2,058,621	1,187,948
Medallion lease income	132,646	117,000	372,646	342,000

Total investment income	17,696,046	14,699,009	50,641,013	41,802,831

Interest on floating rate borrowings	4,863,678	3,613,645	13,891,977	9,780,888
Interest on fixed rate borrowings	4,127,791	2,883,322	11,072,600	7,808,291

Total interest expense	8,991,469	6,496,967	24,964,577	17,589,179

Net interest income	8,704,577	8,202,042	25,676,436	24,213,652

Gain on sales of loans	—	222,784	—	837,735
Other income	201,580	635,810	1,485,254	2,451,530

Total noninterest income	201,580	858,594	1,485,254	3,289,265

Salaries and benefits	2,709,544	2,980,309	8,034,648	8,731,113
Professional fees	549,524	562,843	1,712,508	1,550,221
Other operating expenses	1,575,587	2,035,315	4,839,515	5,984,938

Total operating expenses	4,834,655	5,578,467	14,586,671	16,266,272

Net investment income before income taxes	4,071,502	3,482,169	12,575,019	11,236,645
Income tax provision	1,290,281	296,003	3,596,830	1,537,034

Net investment income after income taxes	2,781,221	3,186,166	8,978,189	9,699,611

Net realized gains (losses) on investments	(696,202)	2,150,192	(650,738)	3,515,263
Net change in unrealized depreciation on investments	(684,163)	(1,760,437)	(1,064,356)	(6,955,930)

Net realized/unrealized gains (losses) on investments	(1,380,365)	389,755	(1,715,094)	(3,440,667)

Net increase in net assets resulting from operations	$1,400,856	$3,575,921	$7,263,095	$6,258,944

Net increase in net assets resulting from operations per common share

Basic	$0.08	$0.21	$0.42	$0.37
Diluted	0.08	0.20	0.41	0.36

Dividends declared per share	$0.18	$0.14	$0.51	$0.39

Weighted average common shares outstanding
Basic	17,312,915	17,066,001	17,269,881	17,064,028
Diluted	17,749,934	17,564,203	17,757,496	17,543,201

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	AUDITED
	September 30, 2006	December 31, 2005
Assets
Medallion loans, at fair value	$484,398,427	$449,672,510
Commercial loans, at fair value	143,751,866	145,796,651
Consumer loans, at fair value	111,148,271	85,678,412
Equity investments, at fair value	23,047,377	24,012,508
Investment securities, at fair value	19,965,573	18,092,838

Net investments ($380,466,000 at September 30, 2006 and $380,267,000 at December 31, 2005 pledged as collateral under borrowing arrangements)	782,311,514	723,252,919
Cash ($854,000 at September 30, 2006 and $574,000 December 31, 2005 restricted as to use by lender)	27,794,336	43,035,506
Accrued interest receivable	4,014,224	3,580,460
Fixed assets, net	702,733	614,858
Goodwill, net	5,007,583	5,007,583
Other assets, net	16,837,798	17,481,876

Total assets	$836,668,188	$792,973,202

Liabilities
Accounts payable and accrued expenses	$3,709,891	$4,837,461
Accrued interest payable	664,688	1,759,737
Floating rate borrowings	341,004,688	323,664,951
Fixed rate borrowings	324,997,418	296,357,214

Total liabilities	670,376,685	626,619,363

Shareholders’ equity
Preferred Stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 18,686,266 shares at September 30, 2006 and 18,546,648 shares at December 31, 2005 issued)	186,863	185,271
Treasury stock at cost (1,373,351 shares at September 30, 2006 and December 31, 2005)	(12,611,113)	(12,611,113)
Capital in excess of par value	176,222,282	175,259,730
Accumulated net investment income	2,493,471	3,519,951

Total shareholders’ equity	166,291,503	166,353,839

Total liabilities and shareholders’ equity	$836,668,188	$792,973,202

Number of common shares outstanding	17,312,915	17,173,297
Net asset value per share	$9.61	$9.69

The accompanying notes are an integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$7,263,095	$6,258,944
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	339,310	594,181
Amortization of origination costs	1,156,840	862,834
Increase in net unrealized depreciation on investments	1,064,356	6,955,930
Net realized (gains) loss on investments	650,738	(3,515,263)
Gains on sales of loans	—	(857,735)
Stock-based compensation expense	239,777	—
Increase in accrued interest receivable	(433,764)	(231,130)
Decrease in servicing fee receivable	—	239,258
Decrease in other assets, net	3,032,809	3,544,834
Decrease in accounts payable and accrued expenses	(1,127,570)	(2,527,966)
Decrease in accrued interest payable	(1,095,049)	(492,550)

Net cash provided by operating activities	11,090,542	10,831,337

CASH FLOWS USED FOR INVESTING ACTIVITIES
Investments originated	(310,804,915)	(271,121,192)
Proceeds from principal receipts, sales, and maturities of investments	282,329,573	184,143,399
Banco portfolio acquisition	(35,703,391)	—
Capital expenditures	(427,185)	(339,308)

Net cash used for investing activities	(64,605,918)	(87,317,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from floating rate borrowings	125,117,011	98,755,715
Repayments of floating rate borrowings	(107,777,274)	(53,431,184)
Proceeds from fixed rate borrowings	223,379,000	134,399,000
Repayments of fixed rate borrowings	(194,738,796)	(101,121,513)
Proceeds from exercise of stock options	718,840	1,070,554
Payments of declared dividends	(8,289,574)	(6,124,435)
Purchase of treasury stock at cost	—	(3,608,732)
Commitment fees on SBA leverage	(135,000)	—

Net cash provided by financing activities	38,274,207	69,939,405

NET DECREASE IN CASH	(15,241,170)	(6,546,359)
CASH, beginning of period	43,035,506	37,267,122

CASH, end of period	$27,794,336	$30,720,763

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$25,091,370	$16,727,729
Cash paid during the period for income taxes	2,916,872	1,283,750
Non-cash investing activities-net transfers to other assets	2,267,108	4,783,360

The accompanying notes are in integral part of these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

The Company also conducts business through Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business; Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans; and Medallion Bank (MB), a Federal Deposit Insurance Corporation (FDIC) insured industrial bank that primarily originates medallion loans, commercial loans, and consumer loans, raises deposits, and conducts other banking activities. MFC, MCI, and FSVC, as SBICs, are regulated and financed in part by the SBA. Until October 2005, the Company also conducted business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) Section 7(a) program. On October 17, 2005, the Company completed the sale of the loan portfolio and related assets of BLL. In connection with this transaction, the Company sold assets in the amount of $22,799,000, less liabilities assumed by the buyer in the amount of $2,327,000. The assets were sold at book value, and therefore no gain or loss, excluding transaction costs, was recognized as a result of this transaction. For the 2005 third quarter and nine months, BLL generated net decrease in net assets resulting from operations of $126,000 and $627,000, and BLL’s net investment loss after taxes was $245,000 and $522,000.

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

In September 2006, and previously in June 2003, MFC established several wholly-owned subsidiaries which, along with an existing subsidiary (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions which are leased to fleet operators while being held for long-term appreciation in value.

In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others. The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. The assets of the Trust, aggregating $363,193,000 at September 30, 2006 and $344,594,000 at December 31, 2005, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust. The Trust’s loans are serviced by MFC.

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

Equity investments (common stock and stock warrants) and investment securities (mortgage backed bonds), each representing 3% of the investment portfolio, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments at September 30, 2006 are marketable and non-marketable securities of $19,516,000 and $3,531,000, respectively. At December 31, 2005, the respective balances were $23,032,000 and $981,000, respectively. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 62% of the Company’s investment portfolio at September 30, 2006 and December 31, 2005 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 81% and 78% were in New York City at September 30, 2006 and December 31, 2005. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (18% at September 30, 2006 and 19% at December 31, 2005) represents loans to various commercial enterprises, in a variety of industries, including wholesaling, food services, financing, broadcasting, communications, real estate, and lodging. These loans are made primarily in the metropolitan New York City area, and historically included loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. Approximately 14% of the Company’s portfolio consists of consumer loans in all 50 states collateralized by recreational vehicles, boats, and trailers at September 30, 2006, and was 12% at December 31, 2005.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2006, December 31, 2005, and September 30, 2005 net origination costs totaled approximately $3,832,000, $2,634,000, and $2,893,000. Amortization expense for the quarters ended September 30, 2006 and 2005 was $111,000 and $112,000, and was $1,157,000 and $863,000 for the comparable nine month periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At September 30, 2006, December 31, 2005, and September 30, 2005, the net premium on investment securities totaled $318,000, $463,000, and $601,000. The amortization expense for the 2006 and 2005 third quarters was $27,000 and $60,000, and was $95,000 and $123,000 for the comparable nine month periods.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At September 30, 2006, December 31, 2005, and September 30, 2005, total non-accrual loans were approximately $25,233,000, $24,919,000, and $22,641,000, and represented 4% of the gross medallion and commercial loan portfolio in each period. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $7,551,000, $6,744,000, and $5,580,000 as of September 30, 2006, December 31, 2005, and September 30, 2005, of which $554,000 and $868,000 would have been recognized in the quarters ended September 30, 2006 and 2005, and $2,032,000 and $2,417,000 would have been recognized in the comparable nine month periods.

The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. As a result, these loans are not typically placed on nonaccrual, but are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. In the 2006 third quarter, $434,000 of consumer loans in bankruptcy, representing less than 1% of consumer loans, were placed on nonaccrual. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $26,000 as of September 30, 2006.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125” (SFAS 140). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The principal portion of loans serviced for others by the Company was approximately $15,886,000, $9,133,000, and $100,807,000 at September 30, 2006, December 31, 2005, and September 30, 2005.

Gains or losses on loan sales were primarily attributable to the sale of commercial loans which had been at least partially guaranteed by the SBA, and was conducted by the Company’s BLL subsidiary. The Company sold all of the SBA Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. The Company recognized gains or losses from the sale of the SBA-guaranteed portion of a loan at the date of the sales agreement when control of the future economic benefits embodied in the loan was surrendered. The gains were calculated in accordance with SFAS 140, which required that the gain on the sale of a portion of a loan be based on the relative fair values of the loan portion sold and the loan portion retained. The gain on loan sales was due to the differential between the carrying amount of the portion of loans sold and the sum of the cash received and the servicing fee receivable.

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

The activity in the reserve for servicing fee receivable follows:

	2006	2005
Balance at December 31,	$—	$1,036,500
Reductions charged to operations	—	(38,500)

Balance at March 31,	—	998,000
Activity during the second quarter	—	38,500

Balance at June 30,	—	1,036,500
Activity during the third quarter	—	20,000

Balance at September 30,	$—	$1,056,500

The Company also had the option to sell the unguaranteed portions of loans to third party investors. The gain or loss on such sales was calculated in accordance with SFAS No. 140. The Company had no sales of unguaranteed portions of loans to third parties for the quarters or nine months ended September 30, 2006 and 2005. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the carrying amount of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized depreciation on net investments (which excludes foreclosed properties) was $11,138,000, $12,536,000, and $12,524,000 as of September 30, 2006, December 31, 2005, and September 30, 2005, respectively.

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on net investments during the nine months ended September 30, 2006 and 2005.

	Loans	Equity Investments	Total
Balance December 31, 2004 (1)	$(11,897,572)	$636,139	$(11,261,433)
Increase in unrealized
Appreciation on investments (2)	—	714,744	714,744
Depreciation on investments	(1,263,442)	—	(1,263,442)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	887,795	—	887,795

Balance March 31, 2005 (1)	(12,273,219)	1,350,883	(10,922,336)
Increase in unrealized
Depreciation on investments (2)	94,061	(2,680,744)	(2,586,683)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	485,617	—	485,617
Other	1,450	—	1,450

Balance June 30, 2005 (1)	(11,692,091)	(1,329,861)	(13,021,952)
Increase in unrealized
Depreciation on investments (2)	(1,368,006)	1,489,445	121,439
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(79,800)	(79,800)
Losses on investments	458,375	—	458,375
Other	(2,266)	—	(2,266)

Balance September 30, 2005 (1)	$(12,603,988)	$79,784	$(12,524,204)

	Loans	Equity Investments	Total
Balance December 31, 2005 (1)	($12,921,428)	$385,635	($12,535,793)
Increase in unrealized
Depreciation on investments (2)	(858,150)	(1,012,281)	(1,870,431)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(64,500)	(64,500)
Losses on investments	2,377,489	—	2,377,489

Balance March 31, 2006 (1)	(11,402,089)	(691,146)	(12,093,235)
Increased in unrealized
Appreciation on investments	—	1,700,000	1,700,000
Depreciation on investments (2)	(1,169,444)	689,346	(480,098)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	303,813	—	303,813
Other	(1)	(1,661)	(1,662)

Balance June 30, 2006 (1)	(12,267,721)	1,696,539	(10,571,182)
Increased in unrealized
Appreciation on investments	—	7,172	7,172
Depreciation on investments (2)	(829,220)	(989,763)	(1,818,983)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	1,244,756	—	1,244,756

Balance September 30, 2006 (1)	$(11,852,185)	$713,948	$(11,138,237)

(1)	Excludes unrealized depreciation of $312,815, $1,311,095 $1,369,750, $1,396,750, $1,671,428, $1,007,695, $747,281, and $512,281 on foreclosed properties at September 30, 2006, June 30, 2006, March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005, March 31, 2005, and December 31, 2004, respectively.
(2)	Includes $199,118, ($124,833), ($44,239), ($63,690), ($20,184) and ($45,847) of appreciation/(depreciation) on investment securities in the 2006 third, second, and first, and 2005 third, second, and first quarters, respectively.

The table below summarizes components of unrealized/realized gains and losses in the investment portfolio.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$201,622	$—	$1,772,311	$50,517
Unrealized depreciation	(1,841,353)	788,890	(4,563,027)	(2,626,757)
Realized gains	(350,297)	(2,756,133)	(2,578,646)	(5,432,645)
Realized losses	1,244,756	807,345	4,335,242	2,213,971
Unrealized gains (losses) on foreclosed properties	61,109	(600,539)	(30,236)	(1,161,016)

Total	$(684,163)	$(1,760,437)	$(1,064,356)	$(6,955,930)

Net realized gains (losses) on investments
Realized gains	$350,297	$2,756,133	$2,578,446	$5,432,645
Realized losses	(1,244,756)	(807,345)	(4,335,242)	(2,567,940)
Direct recoveries (chargeoffs)	(86,943)	209,532	487,606	676,103
Other gains	253,629	22,512	607,122	122,391
Realized gains (losses) on foreclosed properties	31,571	(30,640)	11,330	(147,936)

Total	$(696,202)	$2,150,192	$(650,738)	$3,515,263

Goodwill

Effective January 1, 2002, coincident with the adoption of SFAS No.142, “Goodwill and Intangible Assets,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for 2005, 2004, and 2003, and management believes, and the Board of Directors concurs, that there is no impairment as of September 30, 2006. The Company conducts annual appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $114,000 and $255,000 for the 2006 and 2005 third quarters, and was $339,000 and $594,000 for the comparable nine months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense was $353,000 and $443,000 for the quarters ended September 30, 2006 and 2005, and was $968,000 and $1,354,000 for the comparable nine months periods. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives, and during 2004 was increased by the purchase premium paid on the consumer portfolio purchase of $5,678,000, of which $244,000 and $815,000 was amortized into interest income during the 2006 third quarter and nine months, and $407,000 and $1,214,000 was amortized in each of the comparable 2005 periods. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts on the balance sheet for all of these purposes were $5,385,000 and $5,501,000 as of September 30, 2006 and December 31, 2005.

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

The table below shows the calculation of basic and diluted EPS.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net increase in net assets resulting from operations available to common shareholders	$1,400,856	$3,575,921	$7,263,095	$6,258,944

Weighted average common shares outstanding applicable to basic EPS	17,312,915	17,066,001	17,269,881	17,064,028

Effect of dilutive stock options	437,019	498,202	487,615	479,173

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,749,934	17,564,203	17,757,496	17,543,201

Basic earnings per share	$0.08	$0.21	$0.42	$0.37
Diluted earnings per share	0.08	0.20	0.41	0.36

Potentially dilutive common shares excluded from the above calculations aggregated 611,762 and 623,534 shares as of September 30, 2006 and 2005.

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

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During 2006, the Company issued 207,162 shares of stock-based option awards, and recognized $91,000 or $0.01 per diluted common share and $240,000 or $0.01 per share in the 2006 third quarter and nine months of non-cash stock-based compensation expense related to the option grants. During the 2005 third quarter and nine months, the Company issued 20,000, and 38,000 shares of stock-based option awards, and would have recognized $49,000 and $271,000, respectively of non-cash stock-based compensation expense. For the 2005 periods, the amounts that would have been recognized had no impact on earnings per share. As of September 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options was approximately $581,000, which is expected to be recognized over the next nineteen quarters.

Derivatives

The Company had no interest rate cap agreements or other derivative investments outstanding during 2006 and 2005.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3) FLOATING RATE BORROWINGS

The outstanding balances of floating rate borrowings were as follows:

Dollars in thousands	Payments Due By Period						September 30, 2006	December 31, 2005	Interest Rate (1)
	2006	2007	2008	2009	2010	Thereafter
Revolving line of credit	$—	$—	$316,750	$—	$—	$—	$316,750	$304,453	5.54%
Notes payable to banks	25	10,599	17	4,093	—	—	14,734	8,550	7.48
Margin loan	9,521	—	—	—	—	—	9,521	10,662	6.25

Total	$9,546	$10,599	$316,767	$4,093	$—	$—	$341,005	$323,665	5.64

(1)	Weighted average contractual rate as of September 30, 2006.

(A) REVOLVING LINE OF CREDIT

In September 2002, and as renegotiated in September 2003, January 2005, January 2006, and September 2006, the Trust entered into a revolving line of credit agreement (amended) with Merrill Lynch Commercial Finance Corp., as successor to Merrill Lynch Bank, USA (MLB) to provide up to $375,000,000 of financing to acquire medallion loans from MFC (MLB line). Borrowings under the Trust’s revolving line of credit are collateralized by the Trust’s assets. MFC is the servicer of the loans owned by the Trust. The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The MLB line matures in September 2008. Effective January 2005, the interest rate was generally LIBOR plus 0.75% with an unused facility fee of 0.375% on unused amounts up to $250,000,000, and effective September 2003, was LIBOR plus 1.25% and 0.125%, and prior to that was LIBOR plus 1.50% and 0.375%. The facility fees were $500,000 in September 2006, $200,000 in February 2006, $200,000 in January 2006, $300,000 in September 2005, $900,000 in September 2004, and $375,000 in September 2003; and $250,000 remains to be paid prorata over the next eight quarters.

(B) NOTES PAYABLE TO BANKS AND MARGIN LOAN

On January 25, 2005, MFC entered into a $4,000,000 revolving note agreement with Atlantic Bank of New York that matured on December 1, 2005, and which maturity was extended by Atlantic Bank to February 1, 2006, and which was further extended to August 1, 2007. On March 6, 2006, the line of credit was increased to $6,000,000. The line is secured by medallion loans of MFC that are in process of being sold to the Trust, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate minus 0.25%, payable monthly. As of September 30, 2006, $2,855,000 had been drawn down under this line.

In November 2004, the Company entered into a margin loan agreement with Bear Stearns & Co. Inc. The margin loan is secured by the pledged stock of CCU held by the Company, and is generally available at 60% of the current fair market value of the CCU stock, or $10,101,000 as of September 30, 2006. The margin loan bears interest at the federal funds rate plus 0.75%. As of September 30, 2006, $9,521,000 had been drawn down under this margin loan.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that matured on April 25, 2005, and which maturity was extended by Sterling National Bank for 60 days. On June 28, 2005, the maturity date was further extended to July 31, 2005. On July 28, 2005, the note agreement was amended, and the maturity date was extended until June 30, 2006. On June 15, 2006, the maturity date was extended to August 31, 2006, and on August 14, 2006, the line was further extended to June 30, 2007 and was increased to $20,000,000. The line is secured by certain pledged assets of the Company and MBC, and is subject to periodic borrowing base requirements. Effective August 2006, the line bears interest, payable monthly, at LIBOR plus 2.0% with no unused fee, and prior to that was at the prime rate, and was subject to an unused fee of 0.125%. As of September 30, 2006, $9,000,000 had been drawn down under this line.

On July 11, 2003, certain operating subsidiaries of MFC entered into an aggregate $1,700,000 of note agreements with Atlantic Bank of New York and Israel Discount Bank, collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,276,000 was outstanding at September 30, 2006. Effective July 2006, the note agreements bear interest at 7.04%, and prior to that at LIBOR plus 2%, adjusted annually, payable monthly. The notes matured July 8, 2006, and in July 2006 the maturity dates of the notes were further extended until August 1, 2009. Principal and interest payments of $15,000 are due monthly, with the balance due at maturity.

On June 30, 2003, an operating subsidiary of MFC entered into a $2,000,000 note agreement with Banco Popular North America, collateralized by certain taxicab medallions owned by Medallion Chicago, of which $1,602,000 was outstanding at September 30, 2006. The note matures June 1, 2007 and bears interest at Banco Popular’s prime rate less 0.25%, adjusted annually, payable monthly. Principal and interest payments of $18,000 are due monthly, with the balance due at maturity.

(4) FIXED RATE BORROWINGS

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due By Period						September 30, 2006	December 31, 2005	Interest Rate (1)
	2006	2007	2008	2009	2010	Thereafter
Certificates of deposit	$71,204,000	$60,139,000	$56,487,000	$59,917,000	$—	$—	$247,747,000	$219,107,000	4.42%
SBA debentures	—	—	—	—	—	77,250,000	77,250,000	77,250,000	6.05

Total	$71,204,000	$60,139,000	$56,487,000	$59,917,000	$—	$77,250,000	$324,997,000	$296,357,000	4.81

(1)	Weighted average contractual rate as of September 30, 2006.

In January 2004, MB commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to MB. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized was $864,000 and $747,000 at September 30, 2006 and December 31, 2005, and $179,000 and $147,000 was amortized to interest expense during the 2006 and 2005 third quarters, and $514,000 and $425,000 was amortized during the 2006 and 2005 nine months. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. On March 1, 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a ten year period upon payment of a 1% fee and the infusion of $4,500,000 of additional capital. In November 2003, FSVC applied for and received an additional commitment of $8,000,000, and during 2001, FSVC and MCI were approved by the SBA to receive $36,000,000 each in funding over a period of five years. As of September 30, 2006, $80,000,000 of commitments had been fully utilized, and $19,500,000 was available for borrowing.

(5) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(6) OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Prepayment penalties	$33,650	$124,392	$784,988	$714,056
Late charges	56,485	66,327	161,425	332,918
Servicing fees	—	155,939	—	515,380
Accretion of discount	—	105,786	—	337,509
Other	111,445	183,366	538,841	551,267

Total other income	$201,580	$635,810	$1,485,254	$2,451,130

Prepayment penalties decreased in the quarter compared to a year ago due to the prepayment of a large MCI customer in 2005. Late charges decreased in the nine months compared to a year ago due to the BLL sale in October 2005, improved customer payment experience, and a loan collection recovery collected in February 2005. Servicing fees and accretion of discount decreased from 2005 due to the BLL sale.

The major components of other operating expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Rent expense	$311,802	$362,468	$977,406	$1,091,537
Consumer loan servicing	314,127	274,767	925,395	823,753
Loan collection expense	203,633	118,422	557,424	449,608
Travel, meals, and entertainment	162,717	149,651	393,782	535,741
Depreciation and amortization	113,874	254,736	339,308	594,181
Directors fees	136,484	95,453	311,247	296,757
Insurance	81,387	151,591	291,972	375,510
Office expense	84,168	98,711	246,359	279,180
Advertising, marketing, and public relations	3,615	76,948	27,266	210,258
Other expenses	163,780	452,568	769,356	1,328,413

Total other operating expenses	$1,575,587	$2,035,315	$4,839,515	$5,984,938

In general, other operating expenses are down in 2006 from the prior year periods, reflecting the October 2005 sale of assets and liabilities of BLL. Consumer loan servicing increased in the 2006 three and nine months as a result of increased activity in the consumer loan portfolios being serviced. Loan collections expense increased in the quarter and nine months due to increase collections activity in the current period. Travel and entertainment declined in the nine months compared to a year ago due to less extensive business development activities in 2006. Depreciation and amortization decreased in 2006 due to the write-off of costs associated with a prior loan system that was terminated in the prior year and many assets becoming fully depreciated in 2005. Insurance expense decreased in both the quarter and nine months primarily due to reduced premiums in a more competitive market. Advertising, marketing, and public relations decreased from the prior year due to both the sale of BLL in October 2005, and the increased marketing efforts of Medallion Bank in 2005. Other expenses declined primarily due to the sale of BLL in October 2005.

(7) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net share data:
Net asset value at the beginning of the period	$9.69	$9.75	$9.69	$9.83
Net investment income	0.23	0.20	0.73	0.66
Income tax provision	(0.07)	(0.02)	(0.21)	(0.09)
Net realized gains (losses) on investments	(0.04)	0.13	(0.04)	0.21
Net change in unrealized depreciation on investments	(0.04)	(0.10)	(0.06)	(0.41)

Net increase in net assets resulting from operations	0.08	0.21	0.42	0.37
Distributions of net investment income	(0.17)	(0.13)	(0.48)	(0.37)
Issuance of common stock	—	(0.03)	(0.03)	(0.03)
Repurchase of common stock	—	—	—	0.01
Other	0.01	—	0.01	(0.01)

Net asset value at the end of the period	$9.61	$9.80	$9.61	$9.80

Per share market value at beginning of period	$12.96	$9.45	$11.26	$9.70
Per share market value at end of period	11.03	9.91	11.03	9.91
Total return (1)	(54%)	24%	2%	8%

Ratios/supplemental data
Average net assets	$166,611,000	$167,249,000	$166,459,000	$166,589,000
Operating expenses to average net assets	12%	13%	12%	13%
Net investment income after taxes to average net assets	6.62%	8.26%	7.21%	8.96%

(1)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period, and annualizing if appropriate.

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

The following table represents MB’s actual capital amounts and related ratios as of September 30, 2006 and December 31, 2005, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. Management believes, as of September 30, 2006, that MB meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory		September 30, 2006	December 31, 2005
	Minimum	Well-capitalized
Tier I capital			$44,760,000	$39,379,000
Total capital			48,234,000	42,288,000
Average assets			285,912,000	249,314,000
Risk-weighted assets			275,356,000	230,614,000
Leverage ratio (1)	4%	5%	15.7%	15.8%
Tier I capital ratio (2)	4	6	16.3	17.1
Total capital ratio (2)	8	10	17.5	18.3

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(9) STOCK OPTIONS

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At September 30, 2006, 800,000 shares of the Company’s common stock remained available for future grants, and no shares had been granted under the plan. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

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

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At September 30, 2006, 1,570,030 shares of the Company’s common stock had been granted under the plans, of which 1,244,291 shares were exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. During the 2006 third quarter, no options were granted. The following assumptions were used for the 207,162 shares granted during the 2006 period, and for 118,400, and 190,462 shares granted during the 2005 third quarter and nine months.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Risk free interest rate	4.85%	4.24%	4.85%	4.32%
Expected dividend yield	8.00	8.00	8.00	8.00
Expected life of option in years	7.00	7.00	7.00	7.00
Expected volatility	44.00	44.00	44.00	44.00

The following table presents the activity for the stock option program under the 1996 Stock Option Plan and the 1996 Director Plan for the 2006 quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,654,404	$3.50-29.25	$10.21
Granted	—	—	—
Cancelled	(142,568)	4.85-29.25	17.39
Exercised	(92,118)	3.70-8.40	5.12

Outstanding at March 31, 2006	1,419,718	3.50-29.25	9.82
Granted	207,162	13.06	13.06
Cancelled	(9,150)	4.85-11.50	11.39
Exercised	(47,500)	4.85-7.03	5.31

Outstanding at June 30, 2006	1,570,230	3.50-29.25	10.38
Granted	—	—	—
Cancelled	(200)	18.75	18.75
Exercised	—	—	—

Outstanding at September 30, 2006	1,570,030 (1)	$3.50-29.25	$10.38

Options exercisable at September 30, 2006	1,244,291 (1)	$3.50-29.25	$10.15

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2006, and the related exercised price of the underlying options, was $1,027,000 for outstanding options and $1,098,000 for exercisable options as of September 30, 2006.

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2006 under the 1996 Stock Option Plan and the 1996 Director Plan:

	Options Outstanding Weighted average			Options Exercisable Weighted average
Range of Exercise Prices	Shares at September 30, 2006	Remaining contractual life in years	Exercise price	Shares at September 30, 2006	Remaining contractual life in years	Exercise price
$ 3.50-5.51	568,850	5.76	$4.82	568,850	5.76	$4.82
6.50-13.75	618,398	7.10	10.36	292,659	5.34	9.38
14.25-15.56	42,848	3.45	14.71	42,848	3.45	14.71
17.25-18.75	289,934	2.68	17.41	289,934	2.68	17.41
29.25-29.25	50,000	1.59	29.25	50,000	1.59	29.25

$ 3.50-29.25	1,570,030	5.52	10.38	1,244,291	4.56	10.15

(10) RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurement.” This statement defines fair values, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company currently follows fair market value accounting in its consolidated financial statements as RIC; hence we do not expect the adoption of SFAS No.157 to have a material effect on our financial condition and results of operations. This statement is effective for fiscal years beginning after November 15, 2007.

(11) SUBSEQUENT EVENTS

On November 1, 2006, the Company’s board of directors declared an $0.18 per share common stock dividend, payable on December 8, 2006 to shareholders of record on November 24, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses, and in originating consumer loans for the purchase of recreational vehicles, boats, and horse trailers. Since 1996, the year in which the Company became a public company, it has increased its medallion loan portfolio at a compound annual growth rate of 14%, and its commercial loan portfolio at a compound annual growth rate of 13%. Total assets under our management, which includes assets serviced for third party investors, were approximately $852,554,000 at September 30, 2006, and have grown at a compound annual growth rate of 15% from $215,000,000 at the end of 1996.

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

	September 30, 2006		June 30, 2006		December 31, 2005		September 30, 2005
(Dollars in thousands)	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance	Interest Rate (1)	Principal Balance
Medallion loans
New York	6.58%	$394,455	6.48%	$382,665	6.23%	$351,014	6.10%	$337,393
Chicago	6.77	34,255	6.66	34,100	6.99	52,242	6.97	51,982
Boston	7.97	32,487	7.69	30,979	7.47	27,879	7.39	26,788
Newark	8.33	9,414	8.36	6,935	8.49	6,541	8.58	6,464
Cambridge	7.62	8,170	7.29	8,119	7.21	5,664	7.10	4,718
Other	7.53	5,806	7.52	5,878	7.53	6,464	7.56	6,272

Total medallion loans	6.75	484,587	6.63	468,676	6.46	449,804	6.36	433,617

Deferred loan acquisition costs		881		718		1,217		1,274
Unrealized depreciation on loans		(1,070)		(1,367)		(1,348)		(1,330)

Net medallion loans		$484,398		$468,027		$449,673		$433,562

Commercial loans
Asset based	10.52%	$74,829	10.70%	$79,218	9.64%	$72,085	9.00%	$63,123
Secured mezzanine	14.12	48,624	14.14	47,375	14.06	53,207	13.85	57,159
Other secured commercial	7.69	25,992	7.34	25,880	7.06	28,058	6.73	27,681
SBA Section 7(a) (2)	—	—	—	—	—	—	8.99	20,739

Total commercial loans (2)	11.20	149,445	11.20	152,473	10.70	153,350	10.27	168,702

Deferred loan acquisition costs		267		494		67		537
Discount on SBA Section 7(a) loans sold (2)		—		—		—		(1,016)
Unrealized depreciation on loans		(5,960)		(6,325)		(7,621)		(7,340)

Net commercial loans		$143,752		$146,642		$145,796		$160,883

Consumer loans
RV	18.52%	$54,848	18.52%	$50,531	18.49%	$41,945	18.50%	$40,088
Marine	18.40	51,774	18.36	49,872	18.39	42,052	18.34	43,011
Other	18.57	6,664	18.59	5,812	18.57	4,283	18.61	3,834

Total consumer loans	18.47	113,286	18.45	106,215	18.45	88,280	18.43	86,933

Deferred loan acquisition costs		2,684		2,298		1,350		1,081
Unrealized depreciation on loans		(4,822)		(4,575)		(3,952)		(3,934)

Net consumer loans		$111,148		$103,938		$85,678		$84,080

Equity investments	1.48%	$22,120	1.48%	$21,468	1.53%	$23,384	1.32%	$26,315

Unrealized appreciation on equities		927		2,108		629		259

Net equity investments		$23,047		$23,576		$24,013		$26,574

Investment securities	5.25%	$19,861	5.03%	$19,575	4.11%	$17,873	3.44%	$17,435

Unrealized depreciation on investment securities		(212)		(411)		(243)		(180)
Premiums paid on purchased securities		318		391		463		601

Net investment securities		$19,967		$19,555		$18,093		$17,856

Investments at cost (3)	9.09%	$789,299	8.99%	$768,403	8.58%	$732,691	8.44%	$733,002

Deferred loan acquisition costs		3,832		3,515		2,634		2,893
Unrealized appreciation on equities		927		2,108		629		259
Discount on SBA Section 7(a) loans sold (2)		—		—		—		(1,016)
Unrealized depreciation on investment securities		(212)		(411)		(243)		(180)
Premiums paid on purchased securities		318		391		463		601
Unrealized depreciation on loans		(11,852)		(12,268)		(12,921)		(12,604)

Net investments		$782,312		$761,738		$723,253		$722,955

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.
(2)	The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.
(3)	The weighted average interest rate for the entire loan portfolio (medallion, commercial, and consumer loans) was 9.42%, 9.31%, 8.93%, and 8.84% at September 30, 2006, June 30, 2006, December 31, 2005, and September 30, 2005.

INVESTMENT ACTIVITY

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net investments at beginning of period	$761,737,658	$702,851,690	$723,252,919	$643,541,008
Investments originated	116,134,212	74,001,232	310,804,915	271,121,192
Purchase of Banco Popular medallion loan portfolio	—	—	35,703,391	—
Repayments of investments	(93,052,640)	(54,662,590)	(282,329,573)	(184,786,942)
Transfers to other assets	(923,573)	(387,351)	(2,267,108)	(4,783,360)
Net increase in unrealized depreciation (1)	(745,274)	(1,159,898)	(1,034,122)	(5,794,914)
Net realized gains (losses) on investments (2)	(727,774)	2,180,831	(662,068)	3,663,199
Realized gains on sales of loans	—	242,785	—	857,735
Amortization of origination costs	(111,095)	(111,615)	(1,156,840)	(862,834)

Net increase in investments	20,573,856	20,103,394	59,058,595	79,414,076

Net investments at end of period	$782,311,514	$722,955,084	$782,311,514	$722,955,084

(1)	Excludes net unrealized appreciation of $61,109 and depreciation of $30,236 for the 2006 third quarter and nine months, respectively, and $600,539 and $1,161,016 for the comparable 2005 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.
(2)	Excludes net realized gains of $31,571 and $11,330 for the 2006 third quarter and nine months, and net realized losses of ($30,640) and ($147,936) for the comparable 2005 periods, related to foreclosed properties which are carried in other assets on the consolidated balance.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at September 30, 2006 was 9.09% (9.42% for the loan portfolio), an increase of 51 basis points from 8.58% at December 31, 2005, and an increase of 65 basis points from 8.44% at September 30, 2005. The increases primarily reflected the increase in market interest rates. The Company anticipates increasing the percentage of commercial and consumer loans in the total portfolio, the origination of floating and adjustable-rate loans, and the level of non-New York medallion loans to enhance our yields.

Medallion Loan Portfolio

The Company’s medallion loans comprised 62% of the net portfolio of $782,312,000 at September 30, 2006, compared to 62% of $723,253,000 at December 31, 2005 and 60% of $723,599,000 at September 30, 2005. The medallion loan portfolio increased by $34,725,000 or 8% in 2006, primarily reflecting growth in New York and Boston, partially offset by decreases in Chicago. The increases can be attributed to new business marketing efforts, the conversion of participations into owned loans, and the general increase in medallion values and related refinancings, partially offset by the repayments of several large fleets. Total medallion loans serviced for third parties were $6,151,000, $8,784,000, and $10,428,000 at September 30, 2006, December 31, 2005, and September 30, 2005.

The weighted average yield of the medallion loan portfolio at September 30, 2006 was 6.75%, an increase of 29 basis points from 6.46% at December 31, 2005, and an increase of 39 basis points from 6.36% at September 30, 2005. The increase in yield primarily reflected the impact of rising interest rates in the economy and the effects of borrower refinancings. At September 30, 2006, 18% of the medallion loan portfolio represented loans outside New York, compared to 22% at December 31, and September 30, 2005. The decline in non-New York loans reflects the repayments of a larger Chicago fleet loan. Nonetheless, the Company continues to focus its efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

The Company’s commercial loans represented 18% of the net investment portfolio as of September 30, 2006, compared to 20% and 22% at December 31, and September 30, 2005. Commercial loans decreased by $2,045,000 or 1% during 2006, primarily reflecting increased advances on existing lines in the asset-based loan portfolio, mostly offset by reductions in the mezzanine portfolio, reflecting the payoff of several large accounts, and in other commercial secured loans. Net commercial loans serviced for third parties were $9,735,000, $349,000, and $90,379,000 at September 30, 2006, December 31, 2005, and September 30, 2005, and included $0, $0, and $84,623,000, respectively, related to the SBA Section 7(a) business. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

The weighted average yield of the commercial loan portfolio at September 30, 2006 was 11.20%, an increase of 50 basis points from 10.70% at December 31, 2005 and an increase of 93 basis points from 10.27% at September 30, 2005. The increased yield reflected the increases in market interest rates, partially offset by the effects of a smaller percentage of commercial loans in the high yielding mezzanine category. The Company continues to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate its interest rate risk in a rising interest rate environment. Variable-rate loans represented approximately 57%, 54%, and 56% of the commercial portfolio at September 30, 2006, December 31, 2005, and September 30, 2005. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolios

The Company’s consumer loans represented 14% of the net investment portfolio at September 30, 2006, compared to 12% of the net investment portfolio at December 31 and September 30, 2005. The Company started originating new adjustable rate consumer loans during the 2004 third quarter. Recreational vehicles, boats, and horse trailers located in all 50 states collateralize the loans. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield on the consumer loan portfolio at September 30, 2006 was 18.47%, up 2 basis points from year end, and up 4 basis points compared 18.43% at September 30, 2005. The yield increase reflects the new origination volumes over the last year. The amortization of the portfolio purchase premium reduced the above yields by an average of 0.87%, 1.90%, and 1.93%, respectively, reflecting the reduced proportion of the acquired portfolio to the total portfolio. At September 30, 2006, December 31, 2005, and September 30, 2005, adjustable rate loans represented approximately 90%, 89%, and 88%, of the consumer portfolio.

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

The following table shows the trend in loans 90 days or more past due:

	September 30, 2006 (1)		June 30, 2006 (1)		December 31, 2005 (1)		September 30, 2005 (1)
Medallion loans	$7,115,000	0.9%	$6,457,000	0.9%	$6,080,000	0.9%	$5,426,000	0.7%
Commercial loans
Secured mezzanine	4,979,000	0.7	5,001,000	0.7	7,970,000	1.1	5,613,000	0.8
SBA Section 7(a) (2)	—	0.0	—	0.0	—	0.0	1,747,000	0.2
Asset-based	—	0.0	—	0.0	—	0.0	—	0.0
Other secured commercial	2,485,000	0.3	1,856,000	0.3	2,673,000	0.4	2,803,000	0.4

Total commercial loans	7,464,000	1.0	6,857,000	1.0	10,643,000	1.5	10,163,000	1.4

Total consumer loans	523,000	0.1	361,000	0.0	695,000	0.1	330,000	0.1

Total loans 90 days or more past due	$15,102,000	2.0%	$13,675,000	1.9%	$17,418,000	2.5%	$15,919,000	2.2%

(1)	Percentage is calculated against the total loan portfolio.
(2)	The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

In general, collection efforts since the establishment of our collection department have substantially contributed to the sizable reduction in overall delinquencies. Medallion delinquencies have held fairly stable over the last year. Secured mezzanine financing delinquencies have decreased over the last several quarters, primarily reflecting chargeoff activity and to a lesser extent payments. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. Included in the SBA Section 7(a) delinquency figures was $416,000 at September 30, 2005, which represented loans repurchased for the purpose of collecting on the SBA guarantee. Other secured commercial loans have increased, but remained fairly constant in relation to total outstandings. The Company is actively working with each delinquent borrower to bring them current, and believes that any potential loss exposure is reflected in the Company’s mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

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

The following table sets forth the changes in the Company’s unrealized appreciation (depreciation) on net investments during the nine and three months ended September 30, 2006 and 2005.

	Loans	Equity Investments	Total
Balance December 31, 2004 (1)	($11,897,572)	$636,139	($11,261,433)
Increase in unrealized
Appreciation on investments(2)	—	714,744	714,744
Depreciation on investments	(1,263,442)	—	(1,263,442)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	887,795	—	887,795

Balance March 31, 2005 (1)	(12,273,219)	1,350,883	(10,922,336)
Increase in unrealized
Depreciation on investments (2)	94,061	(2,680,744)	(2,586,683)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	485,617	—	485,617
Other	1,450	—	1,450

Balance June 30, 2005 (1)	(11,692,091)	(1,329,861)	(13,021,952)
Increase in unrealized
Depreciation on investments (2)
Reversal of unrealized appreciation (depreciation) related to realized	(1,368,006)	1,489,445	121,439
Gains on investments	—	(79,800)	(79,800)
Losses on investments	458,375	—	458,375
Other	(2,266)	—	(2,266)

Balance September 30, 2005 (1)	($12,603,988)	$79,784	($12,524,204)

	Loans	Equity Investments	Total
Balance December 31, 2005 (1)	$(12,921,428)	$385,635	$(12,535,793)
Increase in unrealized
Depreciation on investments (2)	(858,150)	(1,012,281)	(1,870,431)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(64,500)	(64,500)
Losses on investments	2,377,489	—	2,377,489

Balance March 31, 2006 (1)	(11,402,089)	(691,146)	(12,093,235)
Increased in unrealized
Appreciation on investments	—	1,700,000	1,700,000
Depreciation on investments (2)	(1,169,444)	689,346	(480,098)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	303,813	—	303,813
Other	(1)	(1,661)	(1,662)

Balance June 30, 2006 (1)	(12,267,721)	1,696,539	(10,571,182)
Increase in unrealized
Appreciation on investments	—	7,172	7,172
Depreciation on investments (2)	(829,220)	(989,763)	(1,818,983)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	1,244,756	—	1,244,756

Balance September 30, 2006 (1)	$(11,852,185)	$713,948	$(11,138,237)

(1)	Excludes unrealized depreciation of $312,815, $1,311,095, $1,369,750, $1,396,750, $1,671,428, $1,007,695, $747,281, and $512,281 on foreclosed properties at September 30, 2006, June 30, 2006, March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005, March 31, 2005, and December 31, 2004, respectively.
(2)	Includes $199,118, ($124,833), ($44,239), ($63,690), ($20,184), and ($45,847) of appreciation/(depreciation) on investment securities in the 2006 third, second, and first, and 2005 third, second, and first quarters, respectively.

The following table presents credit-related information for the investment portfolios for the quarters ended.

	September 30, 2006	June 30, 2006	December 31, 2005	September 30, 2005
Total loans
Medallion loans	$484,398,427	$468,026,518	$449,672,510	$433,561,585
Commercial loans	143,751,866	146,642,378	145,796,651	160,882,680
Consumer loans	111,148,271	103,938,426	85,678,412	84,079,844

Total loans	739,298,564	718,607,322	681,147,573	678,524,109
Equity investments (1)	23,047,377	23,576,495	24,012,508	26,573,682
Investment securities	19,965,573	19,553,841	18,092,838	17,857,293

Net investments	$782,311,514	$761,737,658	$723,252,919	$722,955,084

Unrealized appreciation (depreciation) on investments
Medallion loans	$(1,070,292)	$(1,367,453)	$(1,348,535)	$(1,329,378)
Commercial loans	(5,960,002)	(6,325,480)	(7,621,156)	(7,340,481)
Consumer loans	(4,821,891)	(4,574,788)	(3,951,737)	(3,934,129)

Total loans	(11,852,185)	(12,267,721)	(12,921,428)	(12,603,988)
Equity investments	926,999	2,108,708	628,732	258,724
Investment securities	(213,051)	(412,169)	(243,097)	(178,940)

Total unrealized appreciation (depreciation) on investments	$(11,138,237)	$(10,571,182)	$(12,535,793)	$(12,524,204)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(0.22)%	(0.29)%	(0.30)%	(0.31)%
Commercial loans	(3.99)	(4.15)	(4.97)	(4.36)
Consumer loans	(4.26)	(4.31)	(4.41)	(4.47)
Total loans	(1.59)	(1.69)	(1.86)	(1.82)
Equity investments	4.19	9.82	2.69	0.98
Investment securities	(1.07)	(2.11)	(1.33)	(0.99)
Net investments	(1.41)	(1.38)	(1.70)	(1.70)

(1)	Represents common stock and warrants held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par value.

The following table presents the gain or loss experience on the investment portfolios.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Realized gains (losses) on loans and equity investments
Medallion loans	$(44)	$(94,743)	$29,659	$(435,080)
Commercial loans	(473,361)	(59,606)	(2,517,215)	(128,653)
Consumer loans (1)	(573,344)	(474,104)	(1,190,723)	(1,465,862)

Total loans	(1,046,749)	(628,453)	(3,678,279)	(2,029,595)
Equity investments	350,547	2,778,645	3,027,541	5,544,858
Investment securities	—	—	—	—

Total realized gains (losses) on loans and equity investments	$(696,202)	$2,150,192	$(650,738)	$3,515,263

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(0.00)%	0.00%	0.01%	(0.14)%
Commercial loans	(1.32)	(0.15)	(2.33)	(0.11)
Consumer loans	(2.13)	(2.46)	(1.64)	(2.57)
Total loans	(0.68)	(0.38)	(0.69)	(0.42)
Equity investments	6.05	36.50	17.70	24.55
Investment securities	0.00	0.00	0.00	0.00

Net investments	(0.43)	1.22	(0.12)	0.67

(1)	Includes realized gains of $31,571 and $11,330 for the 2006 three and nine months, and realized losses of $30,640 and $147,936 for the 2005 three and nine months related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

Equity Investments

Equity investments were 3%, 3%, and 4% of the Company’s total portfolio at September 30, 2006, December 31, 2005, and September 30, 2005. Equity investments are comprised of common stock, partnership interests, and warrants. The decrease in equity investments during 2005 primarily reflected the sale of shares of common stock of CCU that were received in the 2004 tax-free exchange for 100% of our ownership interest in Media.

Investment Securities

Investment securities were 3%, 3%, and 2% of the Company’s total portfolio at September 30, 2006, December 31, 2005, and September 30, 2005. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by MB to better utilize required cash liquidity.

Trend in Interest Expense

The Company’s interest expense is driven by the interest rates payable on its short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The establishment of the Merrill Lynch Commercial Financial Corp. (MLB) line of credit in September 2002 and its favorable renegotiation in September 2003, January 2005, January 2006, and September 2006 had the effect of substantially reducing the Company’s cost of funds. In addition, MB began raising brokered bank certificates of deposit during 2004, which were at the Company’s lowest borrowing costs. As a result of MB raising funds through certificates of deposits as previously noted, the Company was able to realign the ownership of some of its medallions and related assets to MB allowing the Company and its subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, MB is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

During the 2002 third quarter, the Trust closed a $250,000,000 line of credit with MLB for lending on medallion loans (which is now at $375,000,000), which was priced at LIBOR plus 1.50%, excluding fees and other costs. During the 2003 third quarter, this line was renewed and extended, and borrowings were generally at LIBOR plus 1.25%. During the 2005 first quarter, this line was further renewed and extended, and borrowings are now generally at LIBOR plus 0.75%.

The Company’s cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Notes 3 and 4 to the consolidated financial statements for details on the terms of all outstanding debt. The Company’s debentures issued to the SBA typically have terms of ten years.

The Company measures its borrowing costs as its aggregate interest expense for all of its interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and nine months ended September 30, 2006 and 2005. Average balances have increased from a year ago, primarily reflecting the establishment of MB and its resulting growth, and the funding needs to support the growth in the Company’s other investment portfolios. The increase in borrowing costs reflected the trend of increasing interest rates in the economy and additional long-term SBA debt at higher rates, partially offset by the raising of low-cost deposits by MB.

	Three months ended			Nine months ended
	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
September 30, 2006
Floating rate borrowings	$4,863,000	$336,730,000	5.73%	$13,892,000	$343,329,000	5.41%
Fixed rate borrowings	4,128,000	318,609,000	5.14	11,073,000	303,436,000	4.88

Total	$8,991,000	$665,339,000	5.44	$24,965,000	$646,765,000	5.16

September 30, 2005
Floating rate borrowings	$3,614,000	$316,747,000	4.53%	$9,781,000	$302,051,000	4.33%
Fixed rate borrowings	2,883,000	271,249,000	4.22	7,808,000	261,185,000	4.00

Total	$6,497,000	$587,996,000	4.38	$17,589,000	$563,236,000	4.18

The Company will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. The Company uses SBA funding to fund loans that qualify under SBIA and SBA regulations. The Company believes that financing operations primarily with short-term floating rate secured bank debt has generally decreased its interest expense, but has also increased the Company’s exposure to the risk of increases in market interest rates, which the Company mitigates with certain strategies. At September 30, 2006, December 31, 2005, and September 30, 2005 short-term floating rate debt constituted 51%, 52%, and 53% of total debt, respectively.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters and nine months ended September 30, 2006 and 2005.

	Three months ended September 30,		Nine months ended September 30,
Dollars in thousands	2006	2005	2006	2005
Statement of operations
Investment income	$17,696	$14,699	$50,641	$41,803
Interest expense	8,992	6,497	24,964	17,589

Net interest income	8,704	8,202	25,677	24,214
Noninterest income	202	859	1,485	3,289
Operating expenses	4,835	5,579	14,587	16,266

Net investment income before income taxes	4,071	3,482	12,575	11,237
Income tax provision	1,290	296	3,597	1,537

Net investment income after income taxes	2,781	3,186	8,978	9,700
Net realized gains (losses) on investments	(696)	2,150	(651)	3,515
Net unrealized depreciation on investments (1)	(684)	(1,760)	(1,064)	(6,956)

Net increase in net assets resulting from operations	$1,401	$3,576	$7,263	$6,259

Per share data
Net investment income	$0.23	$0.20	$0.73	$0.66
Income tax provision	(0.07)	(0.02)	(0.21)	(0.09)
Net realized gains (losses) on investments	(0.04)	0.13	(0.04)	0.21
Net unrealized depreciation on investments	(0.04)	(0.10)	(0.06)	(0.41)

Net increase in net assets resulting from operations	$0.08	$0.21	$0.42	$0.37

Dividends declared per share	$0.18	$0.14	$0.51	$0.39

Weighted average common shares outstanding
Basic	17,312,915	17,066,001	17,269,881	17,064,028
Diluted	17,749,934	17,564,203	17,757,496	17,543,201

Balance sheet data			September 30, 2006	December 31, 2005
Net investments			$782,312	$723,253
Total assets			836,668	792,973
Total borrowed funds			666,002	620,022
Total liabilities			670,377	626,619
Total shareholders’ equity			166,292	166,354

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Selected financial ratios and other data
Return on average assets (ROA) (2)
Net investment income	1.33%	1.64%	1.47%	1.74%
Net increase in net assets resulting from operations	0.67	1.84	1.19	1.12
Return on average equity (ROE) (3)
Net investment income	6.62	7.56	7.21	7.74
Net increase in net assets resulting from operations	3.34	8.48	5.83	4.99

Weighted average yields (4)	9.08%	8.12%	8.89%	8.07%
Weighted average cost of funds	4.65	3.62	4.42	3.42

Net interest margin (4)	4.43%	4.50%	4.47%	4.65%

Noninterest income ratio (5)	0.10%	0.48%	0.26%	0.64%
Operating expense ratio (6)	2.50	3.11	2.58	3.16

			September 30, 2006	December 31, 2005
As a percentage of net investment portfolio
Medallion loans			62%	62%
Commercial loans			18	20
Consumer loans			14	12
Equity investments			3	3
Investment securities			3	3

Investments to assets (7)			94%	92%
Equity to assets (8)			20	21
Debt to equity (9)			400	360

(1)	Net changes in unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of the Company’s investments, including foreclosed properties.
(2)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(3)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(4)	Net interest margin represents net interest income divided by average interest earning assets, and includes interest recoveries of $1,084,000 and $1,080,000 for the 2006 and 2005 nine months. Excluding the interest recoveries, the weighted average yields were 8.70% and 7.86%, and the net interest margins were 4.28% and 4.43% in each respective period.
(5)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(6)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(7)	Represents net investments divided by total assets as of the period indicated.
(8)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(9)	Represents total debt (floating rate and fixed rate borrowings) divided by total shareholders’ equity as of the period indicated.

CONSOLIDATED RESULTS OF OPERATIONS

2006 Third Quarter and Nine Months compared to the 2005 Periods

Net increase in net assets resulting from operations was $1,401,000 or $0.08 per diluted common share and $7,263,000 or $0.41 per share in the 2006 third quarter and nine months, down $2,175,000 or 61% and up $1,004,000 or 16% from increases of $3,576,000 or $0.20 and $6,259,000 or $0.36 in the 2005 third quarter and nine months, which included the results of BLL. The decrease from the 2005 third quarter reflected higher net realized/unrealized portfolio losses, higher income taxes, and lower noninterest income, partially offset by lower operating expenses and higher net interest income. The nine months increase reflected lower net realized/unrealized portfolio losses in addition to the above. Net investment income after taxes was $2,781,000 or $0.16 per diluted common share and $8,978,000 or $0.51 in the 2006 third quarter and nine months, down $405,000 or 13% and $722,000 or 7% from $3,186,000 or $0.18 per share and $9,700,000 or $0.55 in the 2005 periods.

Investment income was $17,696,000 and $50,641,000 in the quarter and nine months, up $2,997,000 or 20% and $8,838,000 or 21% from $14,699,000 and $41,803,000 a year ago, and included $1,084,000 from interest recoveries on certain investments in the 2006 nine months, compared to $1,080,000 in the 2005 nine months. Investment income increased reflecting higher yields earned and growth in the investment portfolios. The yield on the investment portfolio was 9.08% in the 2006 quarter, up 12% from 8.12% in the 2005 quarter, and was 8.89% in the 2006 nine months, up 10% from 8.07% in the year ago period, reflecting the impact of the higher yielding consumer portfolio and the general increase in market interest rates. Average investments outstanding were $767,272,000 and $755,835,000 in the 2006 quarter and nine months, up 8% and 10%, respectively, from $712,258,000 and $687,155,000 in the year ago periods, reflecting growth in most core businesses.

Medallion loans were $484,398,000 at quarter end, up $50,836,000 or 12% from $433,562,000 a year ago, representing 62% of the investment portfolio compared to 60% a year ago, and were yielding 6.75% compared to 6.36% a year ago, an increase of 6%. The increase in outstandings primarily reflected efforts to book new business and repurchase certain participations, primarily in the New York City and Boston markets, including the purchase of a $35,703,000 portfolio from Banco Popular, and also reflected the increase in medallion values, partially offset by several large fleet repayments, including reductions in Chicago. The managed medallion portfolio was $490,549,000 at quarter end, up $46,035,000 or 10% from $444,514,000 a year ago. The commercial loan portfolio was $143,752,000 at quarter end, compared to $160,883,000 a year ago, a decrease of $17,131,000 or 11%, and represented 18% of the investment portfolio compared to 22% in 2005. Included in the 2005 amounts was $19,988,000 of SBA 7(a) loans which were sold for book value during 2005. Excluding those loans, commercial loans increased 2%, primarily in asset-based lending, partially offset by the pay down of several large loans in the high-yield mezzanine loans portfolio. Commercial loans yielded 11.20% at quarter end, compared to 10.27% a year ago, an increase of 9%, reflecting the increases in market interest rates during year and the floating rate nature of much of the portfolio. The managed commercial portfolio was $153,487,000 at quarter end, down $97,894,000 or 39% from $251,381,000 a year ago, but was up $6,717,000 or 5% from $146,770,000 excluding the sold SBA 7(a) loans, primarily reflecting the increases described above and increased loan participations sold. The consumer loan portfolio of $111,148,000 was up $27,068,000 or 32% from $84,080,000 a year ago, and represented 14% of the investment portfolio at quarter end, compared to 12% a year ago, and yielded 18.47% compared to 18.43% a year ago. The increase reflected the new origination volumes over the last year, partially offset by the runoff in the acquired portfolio. Equity investments were $23,047,000, down $3,527,000 or 13% from $26,574,000 a year ago, primarily reflecting the sale of a portion of the CCU common stock received for our ownership interest in Media and losses taken on certain mezzanine investments, partially offset by portfolio appreciation, and represented 3% of the investment portfolio and had a dividend yield of 1.48%, compared to 4% and 1.32% a year ago. Investment securities of $19,966,000 were up $2,109,000 or 12% from $17,857,000 a year ago, and represented 3% of the investment portfolio and yielded 5.25%, compared to 2% and 3.44% a year ago. See page 21 for a table that shows balances and yields by type of investment.

Interest expense was $8,991,000 and $24,965,000 in the 2006 quarter and nine months, up $2,494,000 or 38% and $7,376,000 or 42% from $6,497,000 and $17,589,000 in the 2005 periods. The increase in interest expense was due to the higher cost of borrowed funds compounded by increased levels of borrowings. The cost of borrowed funds was 5.44% and 5.16% in the quarter and nine months, compared to 4.38% and 4.18% in the year ago periods, increases of 24% and 23%, reflecting increases in the general level of interest rates over the last year, and the floating rate nature of much of our borrowings. Average debt outstanding was $655,339,000 and $646,765,000 for the 2006 quarter and nine months, compared to $587,996,000 and $563,236,000 for the year ago periods, increases of 11% and 15%, primarily reflecting increased borrowings used to fund portfolio investment growth. See page 28 for a table which shows average balances and cost of funds for the Company’s funding sources.

Net interest income was $8,705,000 and $25,676,000 and the net interest margin was 4.43% and 4.47% for the 2006 quarter and nine months, up $503,000 or 6% and $1,462,000 or 6% from $8,202,000 and $24,214,000 a year ago, which represented net interest margins of 4.50% and 4.64%, all reflecting the items discussed above.

Noninterest income was $202,000 and $1,485,000 in the 2006 quarter and nine months, down $656,000 or 76% and $1,804,000 or 55% from $858,000 and $3,289,000 a year ago. Excluding amounts related to the sold BLL loan portfolio, noninterest income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was up $3,000 or 1% and $186,000 or 13% for the quarter and nine months. Included in the 2006 nine months were $673,000 of unusually large prepayment penalties from several large paid-off loans, compared to $525,000 a year ago. Excluding those prepayment penalties, the increases in noninterest income primarily reflected higher late fees and prepayment penalties from a larger customer base.

Operating expenses were $4,835,000 and $14,587,000 in the 2006 third quarter and nine months, compared to $5,578,000 and $16,266,000 in the 2005 periods, decreases of $744,000 or 13% and $1,680,000 or 10%. Excluding the amounts related to the sold BLL loan portfolio, operating expenses were up $122,000 or 3% and $984,000 or 7%, primarily reflecting costs of the Company’s growth initiatives. Salaries and benefits expense excluding BLL was $2,709,000 and $8,034,000 in the quarter and nine months, up $307,000 or 13% and $1,036,000 or 15% from $2,402,000 and $6,998,000 in the 2005 periods, primarily reflecting lower amounts of salary deferrals related to loan originations, the costs associated with options granted, and a 16% increase in headcount, partially offset by lower bonus accruals. Professional fees excluding BLL were $550,000 and $1,713,000 in the quarter and nine months, up $7,000 or 1% and $285,000 or 20% from $543,000 and $1,428,000 a year ago, primarily reflecting higher investment project-related professional costs and costs associated with certain investments. Other operating expenses excluding BLL of $1,576,000 and $4,840,000 in the quarter and nine months were down $191,000 or 11% and $336,000 or 6% from $1,767,000 and $5,176,000 in the 2005 periods, reflecting lower travel and entertainment, depreciation, advertising, and miscellaneous tax expenses, partially offset by higher consumer loan servicing expenses.

Income tax expense was $1,290,000 and $3,597,000 in the 2006 third quarter and nine months, increases of $994,000 and $2,060,000 compared to $296,000 and $1,537,000 in the year ago periods, primarily reflecting MB’s provision for taxes, which in the 2005 periods included a credit for refunded taxes of $365,000, and which otherwise has increased as the size and volume of MB’s business has grown.

Net unrealized depreciation on investments was $684,000 and $1,064,000 in the 2006 third quarter and nine months, compared to depreciation of $1,760,000 and $6,956,000 in the 2005 periods, decreases of $1,076,000 or 61% and $5,892,000 or 85%. Unrealized appreciation (depreciation) arises when the Company makes valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2006 activity resulted from net unrealized depreciation on loans of $829,000 ($2,857,000 in the nine months), net unrealized depreciation on equity investments of $811,000 ($66,000 of net appreciation in the nine months), and reversals of unrealized appreciation associated with equity investments that were sold of $350,000 ($2,578,000 in the nine months), partially offset by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $1,245,000 ($4,335,000 in the nine months) and net unrealized appreciation on foreclosed property of $61,000 ($30,000 of depreciation in the nine months). The 2005 activity resulted from reversals of unrealized appreciation associated with equity investments that were sold of $2,756,000 ($5,432,000 in the nine months), net unrealized depreciation on loans of $719,000 ($1,922,000 in the nine months), and net unrealized depreciation on foreclosed property of $600,000 ($1,161,000 in the nine months), partially offset by net unrealized appreciation on equity investments of $1,508,000 (depreciation of $654,000 in the nine months) and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $807,000 ($2,213,000 in the nine months).

The Company’s net realized losses on investments were $696,000 and $651,000 in the 2006 third quarter and nine months, compared to gains of $2,150,000 and $3,515,000 in the 2005 quarter and nine months. The 2006 activity reflected the above and net direct chargeoffs $87,000 ($488,000 of net direct recoveries in the nine months), partially offset by net direct gains on sales of equity and other investments of $254,000 ($607,000 in the nine months) and gains on sales of foreclosed property of $32,000 ($11,000 in the nine months). The 2005 activity reflected the above and net direct recoveries of $210,000 ($350,000 in the nine months) and net direct gains on sales of equity investments of $22,000 ($122,000 in the nine months), partially offset by net direct losses on sales of foreclosed property of $31,000 ($176,000 in the nine months).

The Company’s net realized/unrealized losses on investments were $1,380,000 and $1,715,000 in the 2006 third quarter and nine months, compared to a gain of $390,000 in the 2005 third quarter and a loss of $3,441,000 in the 2005 nine months, reflecting the above.

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

In addition, the Company manages its exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of traunches drawn under the revolving line of credit or issued as certificates of deposit, for terms of up to five years. The Company had outstanding SBA debentures of $77,250,000 with a weighted average interest rate of 6.05%, constituting 12% of the Company’s total indebtedness as of September 30, 2006. Also, as of September 30, 2006, portions of the adjustable rate debt with Banks repriced at intervals of as long as 11 months, and certain of the certificates of deposit were for terms of up to 36 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents the Company’s interest rate sensitivity gap at September 30, 2006, compared to the respective positions at the end of 2005 and 2004. The principal amount of interest earning assets is assigned to the time frames in which such principal amounts are contractually obligated to be repriced. The Company has not reflected an assumed annual prepayment rate for such assets in this table.

	September 30, 2006 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Interest earning assets
Floating-rate	$84,270	$—	$—	$—	$—	$—	$—	$84,270
Adjustable-rate	48,975	43,861	50,933	6,624	5,756	3,566	5,282	164,997
Fixed-rate	46,776	116,255	177,068	67,362	82,786	4,574	30,792	525,613
Cash	20,094	—	—	—	—	—	—	20,094

Total earning assets	$200,115	$160,116	$228,001	$73,986	$88,542	$8,140	$36,074	$794,974

Interest bearing liabilities
Revolving line of credit	$316,271	$10,000	$—	$—	$—	$—	$—	$326,271
Certificates of deposit	130,344	52,487	64,917	—	—	—	—	247,748
Notes payable to banks	14,733	—	—	—	—	—	—	14,733
SBA debentures	—	—	—	—	17,985	13,500	45,765	77,250

Total liabilities	$461,348	$62,487	$64,917	$—	$17,985	$13,500	$45,765	$666,002

Interest rate gap	$(261,233)	$97,629	$163,084	$73,986	$70,557	$(5,360)	$(9,691)	$128,972

Cumulative interest rate gap (2)	$(261,233)	$(163,604)	$(520)	$73,466	$144,023	$138,663	$128,972	—

December 31, 2005 (2)	$(82,358)	$(116,995)	$77,364	$130,914	$182,327	$171,190	$132,321	—
December 31, 2004 (2)	27,175	52,388	62,710	108,181	173,610	176,752	131,520	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (33%), (11%), and 4% as of September 30, 2006, December 31, 2005, and December 31, 2004.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in cumulative one year negative interest rate gap and related ratio of ($98,669,000) or (12%) for September 30, 2006, compared to positive interest rate gaps of $47,912,000 or 6% and $136,030,000 or 21% for December 31, 2005 and December 31, 2004.

The Company’s interest rate sensitive assets were $794,974,000, and interest rate sensitive liabilities were $666,002,000, at September 30, 2006. The one-year cumulative interest rate gap was ($261,233,000) or (33%) of interest rate sensitive assets, compared to ($82,358,000) or (11%) at December 31, 2005. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in an improved negative gap of ($98,669,000) or (12%) at September 30, 2006. The Company seeks to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Interest Rate Cap Agreements

From time-to time, the Company enters into interest rate cap agreements to manage the exposure of the portfolio to increases in market interest rates by hedging a portion of its variable-rate debt against increases in interest rates. There were no interest rate caps outstanding during 2006 and 2005.

Liquidity and Capital Resources

Our sources of liquidity are the revolving line of credit with MLB, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, participations or sales of loans to third parties, and our ability to raise brokered certificates of deposit through MB. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. The Trust’s $375,000,000 revolving line of credit with MLB has availability of $58,250,000 as of September 30, 2006. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $3,500,000 could be raised by MB to fund future loan origination activity, and MB also has $35,000,000 available under Fed Funds lines with several commercial banks. In addition, MB as a non-RIC subsidiary of the Company is allowed (and for three years required) to retain all earnings in the business to fund future growth. MCI and FSVC have $13,500,000 and $6,000,000 of additional funding commitments with the SBA, which requires capital contributions from the Company of $4,500,000 and $2,000,000 respectively. Since SBA financing subjects its recipients to certain regulations, the Company will seek funding at the subsidiary level to maximize its benefits. Lastly $14,145,000 was available under revolving credit agreements with commercial banks, and approximately $579,000 was available under the company’s margin loan.

The components of our debt were as follows at September 30, 2006. See notes 3 and 4 to the consolidated financial statements on page 14 for details of the contractual terms of the Company’s borrowings.

(In Thousands)	Balance	Percentage	Rate (1)
Revolving line of credit	$316,750	48%	5.54%
Certificates of deposit	247,747	37	4.42
SBA debentures	77,250	12	6.05
Notes payable to banks	14,734	2	7.48
Margin loan	9,521	1	6.25

Total outstanding debt	$666,002	100%	5.24

(1)	Weighted average contractual rate as of September 30, 2006.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurances that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company has analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of September 30, 2006 by approximately $968,566 on an annualized basis, compared to ($100,000) as of December 31, 2005, and the impact of such an immediate 1% change over a one year period would have been ($1,913,000) compared to ($753,000) at December 31, 2005. Although management believes that this measure is indicative of the Company’s sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for the Company and each of the subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2006. See notes 3 and 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	Total	12/31/05
Cash	$2,336	$3,331	$11,181	$2,244	$976	$7,726	$27,794	$43,036
Bank loans (1) (2) (3)	20,000	6,000					26,000	19,000
Amounts undisbursed	11,000	3,145					14,145	13,500
Amounts outstanding	9,000	5,733					14,733	8,550
Average interest rate	7.33%	7.72%					7.48%	6.76%
Maturity	06/07	06/07-08/09					06/07-08/09	2/06-6/07
Lines of credit (4)		375,000					$375,000	$325,000
Amounts undisbursed		58,250					58,250	20,547
Amounts outstanding		316,750					316,750	304,453
Average interest rate		5.54%					5.54%	4.53%
Maturity		9/08					09/08	9/06
Margin loan	$9,521						$9,521	$10,663
Average interest rate	6.25%						6.25%	5.00%
Maturity	N/A						N/A	N/A
SBA debentures (5)			$46,750		$50,000		$96,750	$77,250
Amounts undisbursed			13,500		6,000		19,500	—
Amounts outstanding			33,250		44,000		77,250	77,250
Average interest rate			6.02%		6.08%		6.05%	6.02%
Maturity			09/11-09/15		09/11-03/16		09/11-03/16	9/11-9/15
Certificates of deposit						$247,748	$247,748	$219,106
Average interest rate						4.42%	4.42%	3.47%
Maturity						10/06-09/09	10/06-09/09	1/06-9/09

Total cash and amounts remaining undisbursed under credit facilities	$13,336	$64,726	$24,681	$2,244	$6,976	$7,726	$119,689	$77,083

Total debt outstanding	$18,521	$322,483	$33,250	$—	$44,000	$247,748	$666,002	$620,022

(1)	In August 2006, the line of credit with Sterling Bank was increased to $20,000,000 and the maturity was extended to June 2007.
(2)	In March 2006, the revolving note agreement with Atlantic Bank was increased to $6,000,000, and in August 2006 the maturity was extended to August 2007.
(3)	In July 2006, the loans with Atlantic Bank and Israel Discount Bank, which had matured, were extended until August 2009.
(4)	In January and September 2006, this line of credit was further amended and extended for an additional two years to September 2008, with the committed amount adjusting to $375,000,000.
(5)	In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital by the Company. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a ten year period upon payment of a 1% fee and the infusion of $4,500,000 of additional capital by the Company.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurement.” This statement defines fair values, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company currently follows fair market value accounting in its consolidated financial statements as RIC; hence we do not expect the adoption of SFAS No.157 to have a material effect on our financial condition and results of operations. This statement is effective for fiscal years beginning after November 15, 2007.

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

Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of November 3, 2006, there were approximately 122 holders of record of the Company’s common stock.

On November 3, 2006, the last reported sale price of our common stock was $11.57 per share. Historically, our common stock has traded at a premium to net asset value per share, and although there can be no assurance, the Company anticipates that its stock will continue to trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s common stock on the Nasdaq National Market.

2006	HIGH	LOW
Third Quarter	$13.43	$10.67
Second Quarter	13.74	12.74
First Quarter	13.55	11.12

2005
Fourth Quarter	$11.50	$9.20
Third Quarter	10.77	9.51
Second Quarter	9.78	9.10
First Quarter	9.80	8.92

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through September 30, 2006	—	—	—	7,720,523

Total	1,353,233	9.07	1,353,233	—

(1)	The Company publicly announced its Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of the Company’s outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires after a certain number of days, except in certain cases where it is extended through completion of the authorized amounts. In July 2006, the Company extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than August 2006, and were to conclude 180 days after the commencement of purchases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2006 and December 31, 2005, and (ii) no change in internal control over financial reporting occurred during the quarters ended September 30, 2006 and 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets in qualifying assets primarily in securities of “eligible portfolio companies” (as defined under the 1940 Act), cash, cash equivalents, US government securities and other high quality debt investments that mature in one year or less. Our regulatory requirements may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. In addition, we rely upon several exemptive orders from the SEC permitting us to consolidate our financial reporting and operate our business as presently conducted. Our failure to satisfy the conditions set forth in those exemptive orders could result in our inability to rely upon such orders or to cause the SEC to revoke the orders which could result in material changes in our financial reporting or the way in which we conduct our business. Furthermore, any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would further decrease our operating flexibility.

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

To qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities, other than U.S. government securities or securities of other RICs, of any one issuer. As of September 30, 2006, our two largest investments subject to this test were our investments in Medallion Bank, representing 23% of our RIC assets, and our investment in Clear Channel stock representing 9% of our RIC assets. We will continue to monitor the levels of these and any other investment concentration in conjunction with the diversification tests.

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

As of September 30, 2006, we had approximately $666,002,000 of outstanding indebtedness, which had a weighted average borrowing cost of 5.24% at September 30, 2006.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our board of directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our board of directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of September 30, 2006, our net unrealized depreciation on investments was approximately $11,138,000 or 1.41% of our investment portfolio.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of September 30, 2006, investments in New York City medallions represented approximately 81% of our medallion investments. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $525,000 for corporate medallions and over $400,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2004, the value of New York City taxicab medallions increased by approximately 21% for individual medallions and 40% for corporate medallions.

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

MEDALLION FINANCIAL CORP.

Date:	November 6, 2006

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant as principal financial and accounting officer.