Form 10-K
period 2006-12-31
MEDALLION FINANCIAL CORP
filed 2007-03-29
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 814-00188

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

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES  ☐     NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2006 (the last business day of the registrant’s most recently completed second quarter) was $12.96.

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of March 27, 2007 was, 17,428,915.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-

end of December 31, 2006, are incorporated by reference into Part III of this form 10-K

MEDALLION FINANCIAL CORP.

2006 FORM 10-K ANNUAL REPORT

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and future performance applicable to us within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statements. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

PART I

ITEM 1.	OUR BUSINESS

We, Medallion Financial Corp. or the Company, are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, and horse trailers. Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can become an industry leader. Our investment objectives are to provide a high level of distributable income, consistent with the preservation of capital, as well as long-term growth of net asset value and our stock price. For additional information about our business and operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 12%, and our commercial loan portfolio at a compound annual growth rate of 8%. Since Medallion Bank began originating consumer loans, it has increased that portfolio by $31,168,000 as of December 31, 2006. Total assets under our management, which includes assets serviced for third party investors and managed by unconsolidated portfolio companies, were approximately $907,133,000 as of December 31, 2006 and $802,000,000 as of December 31, 2005, and have grown at a compound annual growth rate of 15% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $104,951,000 or $7.01 per share.

We conduct our business through various wholly-owned investment company subsidiaries including:

•	Medallion Funding Corp., or Medallion Funding, a Small Business Investment Company, or SBIC, and a regulated investment company, or RIC, our primary taxicab lending company;

•	Medallion Business Credit LLC, an originator of loans to small businesses for the purpose of financing inventory and receivables;

•	Medallion Capital, an SBIC and a RIC, which conducts a mezzanine financing business; and

•	Freshstart Venture Capital Corp., or Freshstart, an SBIC and a RIC, which originates and services taxicab medallion and commercial loans.

We also conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank provides us with our lowest costs of funds which it raises through bank certificates of deposits issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are serviced by us. We earn referral and servicing fees for these activities.

We are a closed-end, non-diversified management investment company under the Investment Company Act of 1940 (the 1940 Act). We have elected to be treated as a business development company under the 1940 Act. We have also elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code, or the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our shareholders as dividends if we meet certain source-of-income and asset diversification requirements. Medallion Bank is not a RIC and must pay corporate-level federal income taxes.

We are managed by our executive officers under the supervision of our board of directors. As a result, we do not pay investment advisory fees, but instead we incur the operating costs associated with employing investment and portfolio management professionals. Alvin Murstein, our chairman and chief executive officer, has over 45 years of experience in the ownership, management, and financing of taxicab medallions and other commercial businesses. Andrew M. Murstein, our president, has 20 years of experience and is the third generation in his family to participate in the business.

Since Medallion Bank commenced operations in December 2003, we had historically consolidated Medallion Bank’s financial statements with those of our own. Although Medallion Bank is not an investment company, and SEC rules generally do not permit investment companies such as ours to consolidate the financial statements of non-investment companies, such as Medallion Bank, we had sought and obtained a letter from the SEC in March 2004 permitting such consolidation. We believed that consolidating Medallion Bank provided a more complete and accurate representation of our full scope of operations, and our complete financial position and results of operations.

During August 2006, we filed a registration statement on Form N-2 which the SEC staff reviewed and on which they provided comments, including those relating to the consolidation of the accounts of Medallion Bank. Based on discussion with the SEC staff, we determined during the 2006 fourth quarter to voluntarily not consolidate Medallion Bank and present Medallion Bank as a portfolio company. We determined that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly, we have retrospectively applied this change to the financial statements of all prior periods presented, including previously issued interim periods presented. The effect of this retrospective application is to present our financial position and results of operations as if Medallion Bank had not been consolidated for all periods presented and to present Medallion Bank as an unconsolidated portfolio investment. Although this creates changes in the reported levels of assets, liabilities, revenues, and expenses, our net increase in net assets resulting from operations, shareholders’ equity, and the related amounts per common share are unchanged.

Because of the change in the reporting entity described above and in note 3 to our consolidated financial statements, our financial condition and results of operations included in this annual report for the years ended December 31, 2005, 2004, and 2003, including for any interim periods presented, have been adjusted to reflect the change retrospectively for all periods and information presented.

Our Market

We provide loans to individuals and small to mid-size businesses, both directly through our investment company subsidiaries and also through Medallion Bank, in three primary markets:

•	loans that finance taxicab medallions;

•	loans that finance commercial businesses; and

•	loans that finance consumer purchases of recreational vehicles, boats, and horse trailers.

The following chart shows the components of our $833,639,000 managed net investment portfolio as of December 31, 2006.

	On-Balance Sheet	Off-Balance Sheet (1)	Total Managed Investments
Medallion loans	$428,249,000	$93,944,000	$522,193,000
Commercial loans	88,207,000	60,237,000	148,444,000
Consumer loans	0	111,799,000	111,799,000
Investment securities	9,961,000	21,683,000	31,644,000
Equity investments	16,068,000	0	16,068,000
Investments in Medallion Bank and other controlled subsidiaries	50,448,000	(46,957,000)	3,491,000

Net investment portfolio	$592,933,000	$240,706,000	$833,639,000

(1)	Off-balance sheet investments are those owned by our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank.

In addition to our finance business, we also conducted a taxicab rooftop advertising business. We discontinued these operations during the 2004 third quarter upon the merger of Medallion Taxi Media with a subsidiary of Clear Channel Communications, and the sale of Medallion Media Japan to its management.

Medallion Loans

Taxi medallion loans of $428,249,000 comprised 72% of our $592,933,000 net investment portfolio as of December 31, 2006, compared to $375,263,000 or 71% of our $530,222,000 net investment portfolio as of December 31, 2005. Managed taxi medallion loans of $522,193,000 comprised 63% of our $833,639,000 managed net investment portfolio as of December 31, 2006, compared to $449,157,000 or 62% of our $723,253,000 managed net investment portfolio as of December 31, 2005. Including loans to unaffiliated investors, the total amount of medallion loans under our management was $527,976,000 as of December 31, 2006, compared to $458,457,000 as of December 31, 2005. Since 1979, we and Medallion Bank have originated, on a combined basis, approximately $864,877,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. In addition, our management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services, dating back to 1956.

Medallion loans collateralized by New York City taxicab medallions and related assets comprised approximately 79% of the value of the medallion loan portfolio as of December 31, 2006 and 76% of the value of the medallion loan portfolio as of December 31, 2005, and were 82% and 78% on a managed basis. The New York City Taxi and Limousine Commission, or TLC, estimates that the total value of all of New York City taxicab medallions and related assets exceeded $6.4 billion as of December 31, 2006. We estimate that the total value of all taxicab medallions and related assets in the US exceeded $8.0 billion as of December 31, 2006.

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

The following table displays information on managed medallion loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2006. For a presentation of only the consolidated on-balance sheet medallion loans, see the Consolidated Schedule of Investments in the consolidated financial statements on page F-31.

	# of Loans	% of Medallion Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed medallion loans
New York	1,397	83%	6.71%	$430,135,999
Boston	203	6	8.09	33,738,802
Chicago	346	6	6.89	32,223,898
Newark	120	2	8.32	11,783,217
Cambridge	41	2	7.92	8,337,104
Other	45	1	7.60	5,933,388

Total managed medallion loans	2,152	100%	6.88	522,152,408

Deferred loan acquisition costs				869,108
Unrealized depreciation on loans				(828,364)

Net managed medallion loans				$522,193,152

(1)	Based on principal balance outstanding.

(2)	Based on the contractual adjustable or fixed rates of the portfolios at December 31, 2006.

The New York City Market. A New York City taxicab medallion is the only permitted license to operate a taxicab and accept street hails in New York City. As reported by the TLC, individual (owner-driver) medallions sold for approximately $411,000 and corporate medallions sold for approximately $525,000 as of December 31, 2006. The number of taxicab medallions is limited by law, and as a result of the limited supply of medallions, an active market for medallions has developed. The law limiting the number of medallions also stipulates that the ownership for the 13,000 medallions outstanding as of December 31, 2006 shall remain divided into 5,571 individual medallions and 7,429 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses, leased to drivers, and operated for more than one shift. New York City auctioned 600 additional medallions during 2004 and auctioned an additional 308 medallions during June 2006. The medallions auctioned in June 2006 were restricted to hybrid fuel vehicles and wheelchair accessible vehicles. New York City announced a 25% fare hike to support the increased level of medallions, which took effect in the 2004 second quarter. The results of the auctions held were highly successful with a large number of bids received, and record-setting medallion values established, with corporate hybrid medallions alone garnering a minimum acceptable bid of $500,000.

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

Most New York City medallion transfers are handled through approximately 30 medallion brokers licensed by the TLC. In addition to brokering medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. We have excellent relations with many of the most active brokers, and regularly receive referrals from them. Brokers generated 25% of the loans originated during 2006, and 23% for 2005. However, we receive most of our referrals from a small number of brokers.

The Chicago Market. We estimate that Chicago medallions currently sell for approximately $71,000 as December 31, 2006. Pursuant to a municipal ordinance, the number of outstanding medallions is currently capped at 6,950. We estimate that the total value of all Chicago medallions and related assets is over $632,450,000 as of December 31, 2006.

The Boston Market. We estimate that Boston medallions currently sell for approximately $340,000 as of December 31, 2006. The number of Boston medallions is currently capped at 2,025. We estimate that the total value of all Boston medallions and related assets is over $729,000,000 as of December 31, 2006.

The Newark Market. We estimate that Newark medallions currently sell for approximately $215,000 as of December 31, 2006. The number of Newark medallions has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $141,000,000 as of December 31, 2006.

The Cambridge Market. We estimate that Cambridge medallions currently sell for approximately $340,000 as of December 31, 2006. The number of Cambridge medallions has been limited to 248 since 1945 by a Cambridge city ordinance. We estimate that the total value of all Cambridge medallions and related assets is over $89,280,000 as of December 31, 2006.

Commercial Loans

Commercial loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business in 1987 through December 31, 2006, we and Medallion Bank have originated more than 10,000 commercial loans for an aggregate principal amount of approximately $24,912,000. Commercial loans of $88,207,000 comprised 15% of our $592,933,000 net investment portfolio as of December 31, 2006, compared to $91,485,000 or 17% of our $530,222,000 net investment portfolio as of December 31, 2005. Managed commercial loans of $148,444,000 comprised 18% of our $833,639,000 net investment portfolio as of December 31, 2006, compared to $145,808,000 or 20% of our $723,253,000 managed net investment portfolio as of December 31, 2005. We have increased our commercial loan activity in recent years, primarily because of the attractive higher yielding, floating rate nature of most of this business. The outstanding balances of managed commercial loans have grown at a compound annual rate of 13% since 1996, although balances declined during 2002 and 2003, as we sought to increase liquidity by selling and not renewing certain loans, and have grown 55% during 2004, reflecting a return to our historical growth patterns. The increase since 1996 has been primarily driven by internal growth through the origination of additional commercial loans. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, a wider geographic area of coverage, and by expanding targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 321 basis points over the prevailing prime rate. As with medallion loans, the vast majority of the principals of borrowers personally guarantee commercial loans. The aggregate realized loss of principal on managed commercial loans has averaged less than 2.25% per annum for the last five years.

The following table displays information on managed commercial loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2006. For a presentation of only the consolidated on-balance sheet commercial loans, see the Consolidated Schedule of Investments in the consolidated financial statements on page F-31.

	# of Loans	% of Commercial Net Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed commercial Loans
Asset-based	75	50%	10.46%	$75,509,423
Secured mezzanine	35	35	13.78	53,731,415
Other secured commercial	163	15	9.30	22,592,158

Total managed commercial loans	273	100%	11.46	151,832,996

Deferred loan acquisition costs				79,957
Unrealized depreciation on loans				(3,468,593)

Net managed commercial loans				$148,444,360

(1)	Based on principal balance outstanding

(2)	Based on the contractual rates of the portfolios at December 31, 2006.

Asset Based Loans. Through our subsidiary Medallion Business Credit, we originate, manage, and service asset-based loans to small businesses which require working capital credit facilities ranging from $500,000 to $3,500,000. Medallion Business Credit frequently refers a portion of its potential commercial loans to Medallion Bank to originate, so that we can benefit from Medallion Bank’s lower cost of funds. Together, these loans represent approximately 50% of the managed commercial loan portfolio as of December 31, 2006 and 47% as of December 31, 2005. The credit facilities are secured principally by the borrower’s accounts receivable, but may also be secured by inventory, machinery, equipment, and/or real estate, and are personally guaranteed by the principals. Currently, our clients are mostly located in the New York metropolitan area and include manufacturers, distributors, and service organizations. We had successfully established 40 credit lines as of December 31, 2006.

Secured Mezzanine Loans. Through our subsidiary Medallion Capital, we originate both senior and subordinated loans to businesses in a variety of industries, including radio and television stations, airport food service operations, and various manufacturing concerns. These loans are primarily secured by a second position on all assets of the businesses, range from $1,000,000 to $5,000,000, and represent approximately 35% of our managed commercial loan portfolio as of December 31, 2006, and 35% as of December 31, 2005. Frequently, we receive warrants to purchase an equity interest in the borrowers of secured mezzanine loans.

Other Secured Commercial Loans. We originate other commercial loans that are not concentrated in any particular industry. These loans represented approximately 15% of the managed commercial loan portfolio as of December 31, 2006, and 18% as of December 31, 2005. Historically, this portfolio had consisted of fixed-rate loans, but substantially all business originated over the last four years has been at adjustable interest rates, generally repricing on their anniversary date. Borrowers include food service, real estate, dry cleaner, and laundromat businesses.

SBA Section 7(a) Loans. Through our subsidiary Business Lenders, we originated loans under the Section 7(a) program of the SBA. On October 17, 2005, we sold substantially all of the assets of Business Lenders to a subsidiary of Merrill Lynch.

Consumer Loans

Consumer loans are originated by Medallion Bank, a wholly-owned, unconsolidated portfolio company. Consumer loans of $111,799,000 comprised 13% of our $833,639,000 managed net investment portfolio as of December 31, 2006 and consumer loans of $85,678,000 comprised 12% of our $723,253,000 managed net investment portfolio as of December 31, 2005. The loans are collateralized by recreational vehicles, boats, and trailers located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank. We believe that Medallion Bank’s consumer loan portfolio is of acceptable credit quality given the high interest rates earned on the loans, which compensate for the higher degree of credit risk in the portfolio.

Our Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Key elements of our strategy include:

Capitalize on our relationships with brokers and dealers. We are committed to establishing, building, and maintaining our relationships with our brokers and dealers. Our marketing efforts are focused on building relationships with brokers in the medallion market and dealers in the consumer market. We believe that our relationships with brokers and dealers provide us with, in addition to potential investment opportunities, other significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of broker and dealer relationships in our target market over the last 50 years. We believe that our management team’s relationships with these brokers and dealers have and will continue to provide us with significant investment opportunities. As of December 31, 2006, approximately 25% of our completed investment transactions (based on the fair value of our investments as of December 31, 2006) were generated by brokers and dealers.

Employ disciplined underwriting policies and maintain rigorous portfolio monitoring. We have an extensive investment underwriting and monitoring process. We conduct a thorough analysis of each potential investment and its prospects, competitive position, financial performance, and industry dynamics. We stress the importance of credit and risk analysis in our underwriting process. We believe that our continued adherence to this disciplined process will permit us to continue to generate a stable, diversified and increasing revenue stream of current income from our debt investments to enable us to make distributions to our shareholders.

Leverage the skills of our experienced management team. Our management team is led by our Chief Executive Officer, Mr. Alvin Murstein, and our President, Mr. Andrew M. Murstein. Alvin Murstein has over 45 years of experience in the ownership, management, and financing of taxicab medallions and other commercial businesses, and Andrew M. Murstein is the third generation in his family to participate in the business. The other members of our management team have broad investment backgrounds, with prior experience at specialty finance companies, middle market commercial banks, and other financial services companies. We believe that the experience and contacts of our management team will continue to allow us to effectively implement the key aspects of our business strategy.

Perform Strategic Acquisitions. In addition to increasing market share in existing lending markets and identifying new niches, we seek to acquire medallion financing businesses and related portfolios and specialty finance companies that make secured loans to small businesses which have experienced historically low loan losses similar to our own. Since our initial public offering in May 1996, eight specialty finance companies, four loan portfolios, and three taxicab rooftop advertising companies have been acquired. Our most recent acquisitions were the purchase of a recreational vehicle/marine loan portfolio by Medallion Bank in April 2004 for $86,309,000, and the purchase of a taxicab medallion loan portfolio by Medallion Funding and Medallion Bank in January 2006 for $35,703,000.

Investment Activity

The following table sets forth the components of investment activity in the managed investment portfolio for the periods indicated

	Year ended December 31,
	2006	2005	2004
Net investments at beginning of year	$722,747,768	$643,167,915 (4)	$379,158,525
Investments originated	434,626,848	337,885,639	303,369,002
Purchase of Banco Popular medallion loan portfolio	35,703,391	—	—
Repayments of investments	(358,898,612)	(225,513,110)	(144,835,651)
Net realized gains (losses) on investments (3)	6,273,343	1,243,041	(256,347)
Transfers from (to) other assets/liabilities	(3,664,350)	(7,011,897)	(439,841)
Net increase in unrealized appreciation (depreciation) (1) (2)	(1,670,825)	(6,558,733)	(4,539,807)
Amortization of origination costs	(1,478,685)	(1,935,600)	(1,704,194)
Cash received for sold Business Lenders SBA Section 7(a) loans	—	(19,414,095)	—
Realized gains on sales of loans	—	884,608	474,074
Purchase of consumer loan portfolio	—	—	80,631,534
Clear Channel stock received in exchange for investment in Medallion Taxi Media	—	—	31,683,703

Net increase in investments	110,891,110	79,579,853	264,382,483

Net investments at end of year	$833,638,878	$722,747,768	$643,541,008

(1)	Net of unrealized depreciation related to Medallion Taxi Media of $0, $0, and $2,826,600 for the years ended December 31, 2006, 2005, and 2004.

(2)	Excludes net unrealized appreciation (depreciation) of $920,206, ($1,123,136), and ($512,279) for the years ended December 31, 2006, 2005, and 2004, respectively, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

(3)	Excludes net realized gains of $4,127, $0, and $22,226 for the years ended December 31, 2006, 2005, and 2004, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

(4)	Includes a reduction of $373,093 related to 2004 balance reclassifications that was reflected as an adjustment to the 2005 beginning balance.

Investment Characteristics

Medallion Loans. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets (vehicles, meters, and the like). The portfolio was originated at an approximate loan-to-value ratio range of 80-90%. We estimate that the average loan-to-value ratio of all of the medallion loans was approximately 53% as of December 31, 2006. In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

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

Commercial Loans. We have originated commercial loans in principal amounts ranging from $50,000 to approximately $5,000,000. These loans are generally retained and typically have maturities ranging from one to ten years and require equal monthly payments covering accrued interest and amortization of principal over a four to five year term. Substantially all loans generally may be prepaid with a fee ranging from 30 to 120 days’ interest. The term of, and interest rate charged on, certain of our outstanding loans are subject to SBA regulations. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%. Unlike medallion loans, for which competition precludes us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans. We believe that the increased yield on commercial loans compensates for their higher risk relative to medallion loans and further illustrates the benefits of diversification.

Commercial loans are generally originated at an average loan-to-value ratio of 70 to 75%. Substantially all of the commercial loans are collateralized by security interests in the assets being financed by the borrower. In addition, we have recourse against the vast majority of the principals of borrowers who personally guarantee the loans. Although personal guarantees increase the commitment of borrowers to repay their loans, we cannot assure you that the assets available under personal guarantees would, if required, be sufficient to satisfy the obligations secured by such guarantees. In certain cases, equipment vendors may provide full and partial recourse guarantees on loans.

Consumer Loans. Consumer loans generally require equal monthly payments covering accrued interest and amortization of principal over a negotiated term, generally around ten years. Interest rates offered are both floating and fixed, and certain of the floating rate notes have built in caps or floors. Borrowers may prepay consumer loans without any prepayment penalty. In general, Medallion Bank has established relationships with dealers in the industry, who are the sources for most of the customers of Medallion Bank.

Marketing, Origination, and Loan Approval Process

We employ 15 loan originators to originate medallion and commercial loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds. Senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans must be approved by the chief executive officer and/or the chief credit officer. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms. Consumer loans are primarily sourced through relationships which have been established with recreational vehicle and boat dealers throughout our market area.

Sources of Funds

We have historically funded our lending operations primarily through credit facilities with bank syndicates and, to a lesser degree, through fixed-rate, senior secured notes and long-term subordinated debentures issued to or guaranteed by the SBA. Since the inception of Medallion Bank, substantially all of Medallion Bank’s funding has been provided by FDIC insured brokered certificates of deposit. The determination of funding sources is established by our management, based upon an analysis of the respective financial and other costs and burdens associated with funding sources. Our funding strategy and interest rate risk management strategy is to have the proper structuring of debt to minimize both rate and maturity risk, while maximizing returns with the lowest cost of funding over an intermediate period of time.

The table below summarizes our cash levels and borrowings as of December 31, 2006, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2006. See notes 4 and 5 to the consolidated financial statements for additional information about each credit facility.

Consolidated Sources of Funds	Total
Cash	$15,399
Bank loans	26,000
Amounts available	15,425
Amounts outstanding	15,210
Average interest rate	7.41%
Maturity	06/07-12/09
Lines of credit	$500,000
Amounts undisbursed	151,251
Amounts outstanding	348,749
Average interest rate	5.52%
Maturity	9/08-12/09
Margin loan	$13,927
Average interest rate	6.19%
Maturity	N/A
SBA debentures	$96,750
Amounts undisbursed	19,500
Amounts outstanding	77,250
Average interest rate	6.05%
Maturity	9/11-3/16

Total cash and remaining amounts undisbursed under credit facilities	$201,575

Total debt outstanding	$455,136

Medallion Bank Sources of Funds
Cash	$14,699
Brokered CD’s	$261,484
Average Interest Rate	4.36%
Maturity	01/07-10/10

Total cash and remaining amounts undisbursed under credit facilities, including Medallion Bank	$216,274

Total debt outstanding, including Medallion Bank	$716,620

We fund our fixed-rate loans with variable-rate credit lines and bank debt, and with fixed-rate SBA debentures. The mismatch between maturities and interest-rate sensitivities of these balance sheet items results in interest rate risk. We seek to manage our exposure to increases in market rates of interest to an acceptable level by:

•	Originating adjustable rate loans;

•	Incurring fixed-rate debt; and

•	Purchasing interest rate caps to hedge a portion of variable-rate debt against increases in interest rates.

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussion of our funding sources and asset liability management strategy, see Asset/Liability Management on page 44.

Competition

Banks, credit unions, and finance companies, some of which are SBICs, compete with us in originating medallion, commercial, and consumer loans. In addition, finance subsidiaries of equipment manufacturers also compete with us in originating commercial loans. Many of these competitors have greater resources than we do and certain competitors are subject to less restrictive regulations than us. As a result, we cannot assure you that we will be able to identify and complete the financing transactions that will permit us to compete successfully.

Employees

As of December 31, 2006 we employed 111 persons, including 24 at our Medallion Bank subsidiary. We believe that relations with all of our employees are good.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the material US federal income tax considerations applicable to us and to an investment in shares of our common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under US federal income tax laws, including shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this annual report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding an investment in our common stock. This summary does not discuss any aspects of US estate or gift tax; or foreign, state, or local tax. It does not discuss the special treatment under US federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

A “US shareholder” is a beneficial owner of shares of our common stock that is for US federal income tax purposes:

•	a citizen or individual resident of the United States;

•	a corporation, or other entity treated as a corporation for US federal income tax purposes, created or organized in or under the laws of the US or any state thereof or the District of Columbia; or

•	a trust or an estate, the income of which is subject to US federal income taxation regardless of its source.

A “non-US shareholder” is a beneficial owner of shares of our common stock that is not a US shareholder.

If a partnership (including an entity treated as a partnership for US federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective shareholder that is a partner of a partnership holding shares of our common stock should consult its tax advisors with respect to the purchase, ownership, and disposition of shares of our common stock.

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her, or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local, and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

Taxation as a RIC

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain ( i.e. , net long-term capital gains in excess of net short-term capital losses) we distribute to shareholders. We will be subject to US federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year, and (3) any income realized, but not distributed, in preceding years, or the Excise Tax Avoidance Requirement. We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (i.e., partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends, capital gains, and other traditional permitted mutual fund income) or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, US Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than US Government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships, or the Diversification Tests.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation—Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the diversification tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our shareholders. In that case, all of our income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our shareholders. In contrast, assuming we qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated. See “Election to be Taxed as a RIC” above.

The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Taxation of US Shareholders

Distributions by us generally are taxable to US shareholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to US shareholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate shareholders (including individuals) are attributable to dividends from US corporations and certain qualified foreign corporations, such distributions generally will be eligible for a maximum tax rate of 15% for taxable years beginning before January 1, 2011. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the 15% maximum rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a US shareholder as long-term capital gains (currently at a maximum rate of 15% in the case of individuals, trusts, or estates), regardless of the US shareholder’s holding period for his, her, or its common stock, and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a US shareholder’s adjusted tax basis in such shareholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such US shareholder.

Although we currently intend to distribute any long-term capital gains at least annually, we may in the future decide to retain some or all of our long-term capital gains, but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each US shareholder will be required to include his, her, or its share of the deemed distribution in income as if it had been actually distributed to the US shareholder, and the US shareholder will be entitled to claim a credit equal to his, her, or its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the US shareholder’s tax basis for his, her, or its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual shareholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the US shareholder’s other federal income tax obligations or may be refunded to the extent it exceeds a shareholder’s liability for federal income tax. A shareholder that is not subject to federal income tax or otherwise required to file a federal income tax return would be required to file a federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our shareholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the US shareholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November, or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our US shareholders on December 31 of the year in which the dividend was declared.

If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though it represents a return of his, her, or its investment.

A shareholder generally will recognize taxable gain or loss if the shareholder sells or otherwise disposes of his, her or its shares of our common stock. Any gain arising from such sale or disposition generally will be treated as capital gain or loss if the shareholder has held his, her or its shares for more than one year. Otherwise, it would be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.

In general, individual and other non-corporate US shareholders currently are subject to a maximum federal income tax rate of 15% on their net capital gain, i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate US shareholders currently are subject to federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Non-corporate shareholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate shareholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate shareholders generally may not deduct any net capital losses against ordinary income for a year, but may carryback such losses for three years or carry forward such losses for five years.

We will send to each of our US shareholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share basis, the amounts includible in such US shareholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the 15% maximum rate). Distributions may also be subject to additional state, local, and foreign taxes depending on a US shareholder’s particular situation. Dividends distributed by us generally will not be eligible for the dividends-received deduction or the 15% maximum rate applicable to qualifying dividends.

We may be required to withhold federal income tax (“backup withholding”) currently at a rate of 28% from all taxable distributions to any non-corporate US shareholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such shareholder is exempt from backup withholding, or (2) with respect to whom the IRS notifies us that such shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the US shareholder’s federal income tax liability and may entitle such shareholder to a refund, provided that proper information is timely provided to the IRS.

Taxation of Non-US Shareholders

Whether an investment in our common stock is appropriate for a non-US shareholder will depend upon that person’s particular circumstances. An investment in our common stock by a non-US shareholder may have adverse tax consequences. Non-US shareholders should consult their tax advisers before investing in our common stock.

Dividends paid by us to non-US shareholders are generally subject to withholding at a 30% rate or a reduced rate specified by an applicable income tax treaty to the extent derived from investment income and short-term capital gains. In order to obtain a reduced rate of withholding, a non-US shareholder will be required to provide an IRS Form W-8BEN certifying its entitlement to benefits under a treaty. The withholding tax does not apply to regular dividends paid to a non-US shareholder who provides a Form W-8ECI, certifying that the dividends are effectively connected with the non-US shareholder’s conduct of a trade or business within the United States. Instead, the effectively connected dividends will be subject to regular US income tax as if the non-US shareholder were a US shareholder. A non-US corporation receiving effectively connected dividends may also be subject to additional “branch profits tax” imposed at a rate of 30% (or lower treaty rate). A non-US shareholder who fails to provide an IRS Form W-8BEN or other applicable form may be subject to backup withholding at the appropriate rate.

In general, US federal withholding tax will not apply to any gain or income realized by a non-US shareholder in respect of any distributions of net long-term capital gains over net short-term capital losses, exempt-interest dividends, or upon the sale or other disposition of shares of our common stock.

For taxable years beginning before January 1, 2008, properly-designated dividends are generally exempt from US federal withholding tax where they (i) are paid in respect of our “qualified net interest income” (generally, our US source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) are paid in respect of our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year). However, depending on our circumstances, we may designate all, some or none of its potentially eligible dividends as such qualified net interest income or as qualified short-term capital gains, and/or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. In order to qualify for this exemption from withholding, a non-US shareholder will need to comply with applicable certification requirements relating to its non-US status (including, in general, furnishing an IRS Form W-8BEN or substitute Form). In the case of shares held through an intermediary, the intermediary may withhold even if we designate the payment as qualified net interest income or qualified short-term capital gain. Non-US shareholders should contact their intermediaries with respect to the application of these rules to their accounts.

Non-US persons should consult their own tax advisors with respect to the US federal income tax and withholding tax, and state, local, and foreign tax consequences of an investment in the shares.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions would generally be taxable to our shareholders as ordinary dividend income eligible for the 15% maximum rate for taxable years beginning before 2011 to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain.

GOVERNMENT REGULATION

Regulation under the 1940 Act

We have elected to be treated as a business development company under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters, and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities voting as a class.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the US;

(b) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:

•	does not have any class of securities listed on a national securities exchange;

•

is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

•	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2) Securities of any eligible portfolio company which we control.

(3) Securities purchased in transactions not involving any public offering from a US issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60% of the outstanding equity of the eligible portfolio company.

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6) Cash, cash equivalents, US Government securities or high-quality debt securities maturing in one year or less from the time of investment.

(7) Securities issued by a company that met the definition of eligible portfolio company at the time of our initial investment but subsequently does not meet the definition because the company no longer meets the definition set forth above.

Managerial Assistance to Portfolio Companies

In addition, a business development company must have been organized and have its principal place of business in the .US and must be operated for the purpose of making investments in the types of securities described in (1), (2), or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers, or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash equivalents, US government securities, or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in US Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the US government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to full asset coverage requirements. In addition to the 1940 Act, we are subject to two exemptive orders which govern how we calculate our senior securities. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Relating to Our Business and Structure—Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.”

Regulation by the SBA

Medallion Funding, Medallion Capital, and Freshstart each operate as Small Business Investment Companies, or SBIC’s. The SBIA authorizes the organization of SBIC’s as vehicles for providing equity capital, long term financing, and management assistance to small business concerns. The SBIA and the SBA regulations define a “small business concern” as a business that is independently owned and operated, which does not dominate its field of operation, and which (i) has a net worth, together with any affiliates, of $18.0 million or less and average annual net income after US federal income taxes for the preceding two years of $6.0 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfies alternative criteria under SBA regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenues. In addition, at the end of each year, at least 20% of the total amount of loans made after April 25, 1994 must be made in “smaller businesses” which have a net worth of $6.0 million or less, and average net income after federal income taxes for the preceding two years of $2.0 million or less. SBA regulations also prohibit an SBIC from providing funds to a small business concern for certain purposes, such as relending and reinvestment.

Medallion Funding is authorized to make loans to borrowers other than disadvantaged businesses (that is, businesses that are at least 50% owned, and controlled, and managed, on a day to day basis, by a person or persons whose participation in the free enterprise system is hampered because of social or economic disadvantage) if, at the time of the loan, Medallion Funding has in its portfolio outstanding loans to disadvantaged businesses with an aggregate cost basis equal to or exceeding the value of the unamortized repurchase discount under the preferred stock repurchase agreement between Medallion Funding and the SBA, which is currently zero.

Under current SBA Regulations, the maximum rate of interest that Medallion Funding may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA Regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2006, the maximum rate of interest permitted on loans originated by the Medallion Funding, Medallion Capital, and Freshstart was 19%. As of December 31, 2006, our outstanding medallion loans had a weighted average rate of interest 6.93% and our outstanding commercial loans had a weighted average rate of interest of 12.21%. Current SBA regulations also require that each loan originated by an SBIC have a term of between one and 20 years; loans to disadvantaged businesses also may be for a minimum term of one year.

The SBA restricts the ability of SBICs to repurchase their capital stock, to retire their SBA debentures, and to lend money to their officers, directors, and employees, or invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a “change of control” or transfers which would result in any person (or group of persons acting in concert) owning 10% or more of any class of capital stock of an SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements, or otherwise.

Under SBA Regulations, without prior SBA approval, loans by licensees with outstanding SBA leverage to any single small business concern may not exceed 20% of an SBIC’s regulatory capital, as defined. Under the terms of the respective conversion agreements with the SBA, however, Medallion Funding is authorized to make loans to disadvantaged borrowers in amounts not exceeding 30% of its respective regulatory capital.

SBICs must invest idle funds that are not being used to make loans in investments permitted under SBA regulations. These permitted investments include direct obligations of, or obligations guaranteed as to principal and interest by, the government of the US with a term of 15 months or less and deposits maturing in one year or less issued by an institution insured by the FDIC. These permitted investments must be maintained in (i) direct obligations of, or obligations guaranteed as to principal and interest by, the US, which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less if the securities underlying the repurchase agreements are direct obligations of, or obligations guaranteed as to principal and interest by the US, and such securities must be maintained in a custodial account in a federally insured institution; (iii) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (iv) a deposit account in a federally insured institution, subject to withdrawal restriction of one year or less; (v) a checking account in a federally insured institution; or (vi) a reasonable petty cash fund.

SBICs may purchase voting securities of small business concerns in accordance with SBA regulations. Although prior regulations prohibited an SBIC from controlling a small business concern except in limited circumstances, new regulations adopted by the SBA on October 22, 2002 (pursuant to Public Law 106-554) now allow an SBIC to exercise control over a small business for a period of seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.

Regulation of Medallion Bank as an Industrial Bank

In May 2002, we formed Medallion Bank, which received approval from the FDIC for federal deposit insurance in October 2003. Medallion Bank, a Utah-chartered industrial bank, is a depository institution subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. Under its banking charter, Medallion Bank is empowered to make consumer and commercial loans, and may accept all FDIC-insured deposits other than demand deposits (checking accounts). The creation of Medallion Bank allows us to apply stable and low-cost bank deposit funding for key lending business activities throughout our business.

Medallion Bank is subject to certain federal laws that restrict and control its ability to extend credit and provide or receive services between affiliates. In addition, the FDIC has regulatory authority to prohibit Medallion Bank from engaging in any unsafe or unsound practice in conducting its business.

Medallion Bank is further subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council, or the FFIEC. These guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be Tier I capital, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, Tier II capital, may consist of other preferred stock, certain hybrid debt/equity instruments, a limited amount of term-subordinated debt, or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total average assets. Recognizing that the risk-based capital standards address only credit risk, and not interest rate, liquidity, operational, or other risks, many banks are expected to maintain capital in excess of the minimum standards.

In addition, pursuant to provisions of the FDIC Improvement Act of 1991, or FDICIA, and related regulations with respect to prompt corrective action, FDIC-insured institutions such as Medallion Bank may only accept brokered deposits without FDIC permission if they meet specified capital standards, and are subject to restrictions with respect to the interest they may pay on deposits unless they are well-capitalized. To be well-capitalized under the prompt corrective action provisions, a bank must have a ratio of combined Tier I and Tier II capital to risk-weighted assets of not less than 10%, Tier I capital to risk-weighted assets of not less than 6%, and a Tier I to average assets of not less than 5%.

We, the FDIC, and Medallion Bank have agreed that the capital levels of Medallion Bank will at all times meet or exceed the levels required for Medallion Bank to be considered well-capitalized under the FDIC rules and regulations, that Medallion Bank’s Tier I capital to total assets ratio will be maintained at not less than 15%, and that Medallion Bank will maintain an adequate allowance for loan and lease losses.

Sections 23A and 23B of the Federal Reserve Act and applicable regulations also impose restrictions on Medallion Bank. These restrictions limit the transfer of funds by a depository institution to certain of its affiliates, including us, in the form of loans, extensions of credit, investments, or purchases of assets. Sections 23A and 23B also require generally that the depository institution’s transactions with its affiliates be on terms no less favorable to Medallion Bank than comparable transactions with unrelated third parties.

The USA Patriot Act and the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, or the Patriot Act, was enacted on October 26, 2001, and is intended to detect and prosecute terrorism and international money laundering. The Patriot Act establishes new standards for verifying customer identification incidental to the opening of new accounts. Medallion Bank has undertaken appropriate measures to comply with the Patriot Act and associated regulations. Other provisions of the Patriot Act provide for special information sharing procedures governing communications with the government and other financial institutions with respect to suspected terrorists and money laundering activity, and enhancements to suspicious activity reporting, including electronic filing of suspicious activity reports over a secure filing network.

Other

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of such person’s office.

We have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and intend to review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We have designated a chief compliance officer to be responsible for administering our policies and procedures.

Compliance with the Sarbanes-Oxley Act of 2002 and NASDAQ Corporate Governance Regulations

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. The Sarbanes-Oxley Act has required us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

In addition, NASDAQ has adopted or is in the process of adopting corporate governance changes to its listing standards. We believe we are in compliance with such corporate governance listing standards. We will continue to monitor our compliance with all future listing standards and will take actions necessary to ensure that we are in compliance therewith.

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

Risks Relating to Our Business and Structure

Based on discussions with the SEC, we have determined that we should no longer consolidate Medallion Bank’s accounts with those of our own.

Since the inception of Medallion Bank, we have historically consolidated the financial position and results of operations of Medallion Bank with those of our own. We did so in reliance upon a letter from the staff of the Securities and Exchange Commission, or SEC, permitting such consolidation. During August 2006, we filed a registration statement on Form N-2 which the SEC staff reviewed and on which they provided comments, including the appropriateness of consolidating the accounts of Medallion Bank. Based on several discussions with the SEC, our management, audit committee, and board have determined, and our auditors have concurred, that we should no longer consolidate Medallion Bank in reliance upon the SEC letter, and have determined, and our auditors have concurred, that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly we have adopted the retrospective treatment provided for in that statement, including for any interim periods presented. Based on the available facts, and after due investigation, we believe we relied upon the no-action letter in good faith and with a reasonable basis for such reliance and we have articulated these facts to the SEC. After reviewing our response, the SEC has indicated it has no further comments to the response, but they have not formally concurred with our conclusion. We cannot assure you that the SEC or any other regulatory agency may not come to a different conclusion than ours.

We have a material weakness in internal control over financial reporting.

Management has identified a material weakness in our internal control over financial reporting for the year ended December 31, 2006 relating the documentation and oversight of the monitoring of certain loans and/or investments included in the portfolio of one of our subsidiaries, Medallion Capital. Although we are taking corrective action, we have not yet completed our remediation of the material weakness. See “Item 9A. Controls and Procedures”. Although we believe that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to remediate this material weakness could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404.

We are dependent upon our key investment personnel for our future success.

We depend on the diligence, skill, and network of business contacts of the investment professionals we employ for sourcing, evaluating, negotiating, structuring, and monitoring our investments. Our future success will also depend, to a significant extent, on the continued service and coordination of our senior management team, particularly, Alvin Murstein, our Chairman and Chief Executive Officer, Andrew M. Murstein, our President, and Larry D. Hall, our Chief Financial Officer. The departure of Messrs. Murstein or Mr. Hall, or any member of our senior management team could have a material adverse effect on our ability to achieve our investment objective.

We operate in a highly regulated environment which may constrain our ability to grow our business.

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets in qualifying assets primarily in securities of “eligible portfolio companies” (as defined under the 1940 Act), cash, cash equivalents, US government securities, and other high quality debt investments that mature in one year or less. Our regulatory requirements may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. In addition, we rely upon several exemptive orders from the SEC permitting us to consolidate our financial reporting and operate our business as presently conducted. Our failure to satisfy the conditions set forth in those exemptive orders could result in our inability to rely upon such orders or to cause the SEC to revoke the orders which could result in material changes in our financial reporting or the way in which we conduct our business. Furthermore, any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would further decrease our operating flexibility.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we raise additional capital.

Our business may periodically require capital. We may acquire additional capital from the following sources:

Senior Securities and Other Indebtedness. We may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. If we issue senior securities, including debt or preferred stock, we will be exposed to additional risks, including the following:

•

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

•	Any amounts that we use to service our debt or make payments on preferred stock will not be available for dividends to our common shareholders.

•

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

•	We and, indirectly, our shareholders will bear the cost of issuing and servicing such securities and other indebtedness.

•

Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common stock, including separate voting rights, and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

Additional Common Stock. We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options, or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our shareholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our shareholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

If our primary investments are deemed not to be qualifying assets, we could be deemed to be in violation of the 1940 Act.

In order to maintain our status as a business development company, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

At the end of each fiscal quarter, we typically take proactive steps to prospectively preserve investment flexibility in the next quarter which is assessed against our total assets at our most recent quarter end. We can accomplish this in many ways including purchasing US Treasury bills or other investment-grade debt securities, and closing out our position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions as we deem appropriate for this purpose and these amounts are excluded from total assets for purposes of computing the assets upon which qualifying asset test is determined. However, if such proactive measures are ineffective and our primary investments are deemed not to be qualifying assets, we could be deemed in violation of the 1940 Act, which could have a material effect on our business.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source, and asset diversification requirements.

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

If we fail to qualify for RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. In addition, the asset coverage and distribution requirements impose significant cash flow management restrictions on us and limit our ability to retain earnings to cover periods of loss, provide for future growth, and pay for extraordinary items. Additionally, we could fail to satisfy the requirement that a RIC derive at least 90% of its gross income from qualifying sources, with the result that we would not qualify as a RIC. Qualification as a RIC is made on an annual basis and, although we and some of our subsidiaries have qualified in the past, we cannot assure you that we will qualify for such treatment in the future.

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

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or reduce new investment originations for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Our Small Business Investment Company subsidiaries may be unable to meet the investment company requirements, which could result in the imposition of an entity-level tax.

Some of our subsidiaries are subject to the Small Business Investment Act, or SBIA. Our Small Business Investment Company, or SBIC, subsidiaries that are also RICs are prohibited by the SBIA from making the distributions necessary to qualify as a RIC. Each year, in order to comply with the SBA regulations and the RIC distribution requirements, we must request and receive a waiver of the SBA’s restrictions. While the current policy of the SBA’s Office of SBIC Operations is to grant such waivers if the SBIC makes certain offsetting adjustments to its paid-in capital and surplus accounts, we cannot assure you that this will continue to be the SBA’s policy or that our subsidiaries will have adequate capital to make the required adjustments. If our subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of an entity-level tax.

The Code’s diversification requirements may limit our ability to expand our business.

To qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities, other than US government securities or securities of other RICs, of any one issuer. As of December 31, 2006, our two largest investments subject to this test were our investments in Medallion Bank, representing 22% of our RIC assets, and our investment in Medallion Business Credit, representing 5% of our RIC assets. We will continue to monitor the levels of these and any other investment concentrations in conjunction with the diversification tests.

We operate in a highly competitive market for investment opportunities.

We compete for investments with other business development companies and other investment funds as well as traditional financial services companies such as commercial banks and credit unions. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships, and offer better pricing and more flexible structuring than us. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. If we are forced to match our competitors’ pricing, terms, and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company.

We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time.

We borrow money, which magnifies the potential for gain or loss on amounts invested, and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested, and therefore increase the risk associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders, and through long-term subordinated SBA debentures. These creditors have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could reduce the amount available for common stock dividend payments.

As of December 31, 2006, we had approximately $455,136,000 of outstanding indebtedness, which had a weighted average borrowing cost of 5.69% at December 31, 2006, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $261,484,000 of outstanding indebtedness at a weighted average borrowing cost of 4.36%.

Changes in interest rates may affect our cost of capital and net investment income.

Because we borrow to fund our investments, a portion of our income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. A portion of our investments, such as taxi medallion loans, will have fixed interest rates, while a portion of our borrowings will likely have floating interest rates. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations. Also, we will have to rely on our counterparties to perform their obligations under such hedges.

We depend on cash flow from our subsidiaries to make dividend payments and other distributions to our shareholders.

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make dividend payments and other distributions to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. Furthermore, as a condition of its approval by its regulators, Medallion Bank was precluded from making any dividend payments for its first three years of operations.

Medallion Bank’s use of brokered deposit sources for its deposit-gathering activities may not be available when needed.

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

Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our management and approved by our board of directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our board of directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our board of directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of December 31, 2006, our net unrealized depreciation on investments was approximately $942,850 or 0.16% of our investment portfolio.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Terrorist attacks and other acts of violence or war may affect any market for our common stock, impact the businesses in which we invest, and harm our operations and profitability.

Terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the US or US businesses. Such attacks or armed conflicts in the US or elsewhere may impact the businesses in which we invest directly or indirectly, by undermining economic conditions in the United States. In addition, a substantial portion of our business is focused in the New York City metropolitan area, which suffered a terrorist attack in 2001. Another terrorist attack in New York City could severely impact our results of operations. Losses resulting from terrorist attacks are generally uninsurable.

Our financial condition and results of operations will depend on our ability to manage growth effectively.

Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our management team’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis will be largely a function of our management team’s handling of the investment process, its ability to provide competent, attentive, and efficient services, and our access to financing on acceptable terms. In addition to monitoring the performance of our existing investments, members of our management team and our investment professionals may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. In order to grow, we will need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will contribute to the success of our business. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

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

Our ability to enter into transactions with our affiliates is restricted.

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

Our board of directors has the authority to modify or waive our current operating policies and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results, and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

Risks Relating to Our Investments

Lending to small businesses involves a high degree of risk and is highly speculative.

Lending to small businesses involves a high degree of business and financial risk, which can result in substantial losses and should be considered speculative. Our borrower base consists primarily of small business owners that may have limited resources and that are generally unable to obtain financing from traditional sources. There is generally no publicly available information about these small business owners, and we must rely on the diligence of our employees and agents to obtain information in connection with our credit decisions. In addition, these small businesses often do not have audited financial statements. Some smaller businesses have narrower product lines and market shares than their competition. Therefore, they may be more vulnerable to customer preferences, market conditions, or economic downturns, which may adversely affect the return on, or the recovery of, our investment in these businesses.

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations to us or by a downturn in the particular industry.

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of December 31, 2006, investments in New York City taxi medallion loans represented approximately 63% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

In New York City, Chicago, Boston, and in other markets where we originate medallion loans, taxicab fares are generally set by government agencies. Expenses associated with operating taxicabs are largely unregulated. As a result, the ability of taxicab operators to recoup increases in expenses is limited in the short term. Escalating expenses can render taxicab operations less profitable, could cause borrowers to default on loans from us, and could potentially adversely affect the value of our collateral.

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $525,000 for corporate medallions and over $411,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2005, the value of New York City taxicab medallions increased by approximately 17% for individual medallions and 34% for corporate medallions.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in senior secured loans, junior secured loans, and subordinated debt issued by small- to mid-sized companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of the relevant portfolio company.

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

We may not control any of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such company may take risks or otherwise act in ways that do not serve our interests as debt investors.

Consumer lending is a new product line for Medallion Bank that carries a higher risk of loss and could be adversely affected by an economic downturn.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 17,000 square feet of office space in New York City for our corporate headquarters under a lease expiring in June 2016, and lease a facility in Long Island City, New York, of approximately 6,000 square feet for certain corporate back-office operations. We also lease office space for loan origination offices and subsidiaries operations in Boston, MA, Chicago, IL, Minneapolis, MN, and Flemington, NJ. Medallion Bank leases space in Salt Lake City, UT. We do not own any real property, other than foreclosed property obtained as a result of lending relationships. We believe that our leased properties, taken as a whole, are in good operating condition and are suitable for our current business operations.

ITEM 3.	LEGAL PROCEEDINGS

We and our subsidiaries are currently involved in various legal proceedings incident to the ordinary course of our business, including collection matters with respect to certain loans. We intend to vigorously defend any outstanding claims and pursue our legal rights. In the opinion of our management and based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse effect on our results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the 2006 fourth quarter.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq National Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of March 27, 2007, there were approximately 119 holders of record of the Company’s common stock.

On March 27, 2007, the last reported sale price of our common stock was $12.19 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq National Market.

	DIVIDENDS DECLARED	HIGH	LOW
2006
Fourth Quarter	$0.19	$12.52	$11.17
Third Quarter	0.18	13.43	10.67
Second Quarter	0.17	13.74	12.74
First Quarter	0.16	13.55	11.12
2005
Fourth Quarter	$0.15	$11.50	$9.20
Third Quarter	0.14	10.77	9.51
Second Quarter	0.13	9.78	9.10
First Quarter	0.12	9.80	8.92

Information about our equity compensation plan is incorporated by reference in all information under the caption “Equity Compensation Plan Information” included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2007.

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006 (2)	—	—	—	7,720,523

Total	1,353,233	9.07	1,353,233	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires after a certain number of days, except in certain cases where it is extended through completion of the authorized amounts. In July 2006, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than August 2006, and were to conclude 180 days after the commencement of the purchases.

(2)	There were no repurchases made during the 2006 fourth quarter.

ITEM 6.	SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2006, 2005, 2004, 2003, and 2002. Because of the change in the reporting entity described in note 3 to our consolidated financial statements, our financial condition and results of operations included in this annual report for the years ended December 31, 2005, 2004, and 2003, including for any interim periods presented, have been adjusted to reflect the change retrospectively for all periods and information presented.

	Year ended December 31,
Dollars in thousands	2006	2005	2004	2003	2002
Statement of operations
Investment income	$39,635	$34,811	$24,833	$26,205	$33,875
Interest expense	24,190	17,997	12,834	12,042	20,243

Net interest income	15,445	16,814	11,999	14,163	13,632
Noninterest income	2,646	4,738	4,334	4,457	6,121
Operating expenses	14,926	16,984	16,083	16,238	27,565

Net investment income (loss) before income taxes	3,165	4,568	250	2,382	(7,812)
Income tax (provision) benefit	—	14	(259)	(41)	(85)

Net investment income (loss) after income taxes (1)	3,165	4,582	(9)	2,341	(7,897)
Net realized gains (losses) on investments	3,080	3,606	2,329	11,527	(6,335)
Equity in net income of Medallion Bank and other controlled subsidiaries (2)	7,454	5,012	343	(4,860)	(4,794)
Net unrealized appreciation (depreciation) on investments (2)	(591)	(6,339)	19,849	(6,990)	6,414

Net increase (decrease) in net assets resulting from operations (3)	$13,108	$6,861	$22,512	$2,018	($12,612)

Per share data
Net investment income (loss) (1)	$0.18	$0.26	$0.01	$0.13	($0.44)
Income tax (provision) benefit	—	—	(0.01)	—	—
Net realized gains (losses) on investments	0.17	0.21	0.13	0.63	(0.35)
Net unrealized appreciation (depreciation) on investments	0.39	(0.08)	1.09	(0.65)	0.10

Net increase (decrease) in net assets resulting from operations (3)	$0.74	$0.39	$1.22	$0.11	($0.69)

Dividends declared per share	$0.70	$0.54	$0.37	$0.16	$0.03

Weighted average common shares outstanding
Basic	17,293,665	17,087,034	18,001,604	18,245,774	18,242,728
Diluted	17,761,039	17,552,228	18,424,518	18,287,952	18,242,728

Balance sheet data
Net investments	$592,933	$530,222	$481,081	$405,404	$356,246
Total assets	631,605	573,355	522,090	456,912	425,288
Total borrowed funds	455,136	400,915	339,395	287,454	250,767
Total liabilities	461,977	407,000	351,629	294,378	263,423
Total shareholders’ equity	169,628	166,354	170,461	162,116	161,865

Managed balance sheet data (4)
Net investments	$833,639	$723,253	$643,541	$379,159	$356,246
Total assets	893,588	792,973	709,910	456,939	425,288
Total borrowed funds	716,620	620,022	525,933	287,454	250,767
Total liabilities	723,960	626,619	539,448	294,378	263,423

	Year ended December 31,
Dollars in thousands	2006	2005	2004	2003	2002
Selected financial ratios and other data
Return on average assets (ROA) (5)
Net investment income (loss) after taxes	0.53%	0.82%	0.00%	0.54%	(1.71%)
Net increase (decrease) in net assets resulting from operations	2.20	1.23	4.96	0.47	(2.72)
Return on average equity (ROE) (6)
Net investment income (loss) after taxes	1.89	2.73	(0.01)	1.44	(4.71)
Net increase (decrease) in net assets resulting from operations	7.82	4.09	13.82	1.24	(7.47)

Weighted average yields	7.60%	7.15%	6.32%	6.93%	8.21%
Weighted average cost of funds	4.72	3.75	3.33	3.21	4.91

Net interest margin (7)	2.88	3.40	2.99	3.72	3.30

Noninterest income ratio (8)	0.52	0.99	1.13	1.19	1.50
Total expense ratio (9)	23	21	18	17	28
Operating expense ratio (10)	2.91	3.54	4.17	4.32	6.84

As a percentage of net investment portfolio
Medallion loans	72%	71%	65%	76%	59%
Commercial loans	15	17	21	23	39
Investment in subsidiaries	8	8	7	—	—
Equity investments	3	4	7	1	2
Investment securities	2	—	—	—	—

Investments to assets (11)	94%	92%	92%	83%	84%
Equity to assets (12)	27	29	33	36	38
Debt to equity (13)	268	241	199	177	155

(1)	Excluding the $63,000 and $9,417,000 costs of debt extinguishment in 2003 and 2002, net investment income after taxes would have been $1,519,000 or $0.08 and $1,605,000 or $0.09 per share in 2003 and 2002.

(2)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the year in the fair value of our investments, including the results of operations for Medallion Bank, Medallion Taxi Media, and other controlled subsidiaries, where applicable.

(3)	Excluding the costs and charges described in note (1), net increase (decrease) in net assets resulting from operations would have been $2,081,000 or $0.11 per share and ($3,195,000) or ($0.18) per share in 2003 and 2002.

(4)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.

(5)	ROA represents the net investment income after taxes or net increase (decrease) in net assets resulting from operations, divided by average total assets. Excluding the costs and charges described in note (1), ROAs based on net investment income after taxes would have been 0.35% and 0.35% for 2003 and 2002. ROAs based on net increase (decrease) in net assets resulting from operations would have been 0.48% and (0.69%).

(6)	ROE represents the net investment income after taxes or net increase (decrease) in net assets resulting from operations divided by average shareholders’ equity. Excluding the costs and charges described in note (1), ROEs based on net investment income after taxes would have been 0.91% and 0.90% for 2003 and 2002. ROEs based on net increase (decrease) in net assets resulting from operations would have been 1.28% and (1.89%).

(7)	Net interest margin represents net interest income for the year divided by average interest earning assets, and was 4.40%, 4.65%, and 4.37% on a managed basis for 2006, 2005, and 2004.

(8)	Noninterest income ratio represents noninterest income divided by average interest earning assets.

(9)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average shareholders equity. Excluding the $63,000 and $9,417,000 costs of debt extinguishment in 2003 and 2002, the ratios would have been 17% and 23%.

(10)	Operating expense ratio represents operating expenses divided by average interest earning assets. Excluding the $63,000 and $9,417,000 costs of debt extinguishment in 2003 and 2002, the ratios would have been 4.31% and 4.52%.

(11)	Represents net investments divided by total assets as of December 31.

(12)	Represents total shareholders’ equity divided by total assets as of December 31.

(13)	Represents total debt (floating rate and fixed rate borrowings) divided by total shareholders’ equity as of December 31.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANA LYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2006, 2005, and 2004. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 18.

CRITICAL ACCOUNTING POLICIES

The SEC has recently issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of our consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by us include valuation of loans, evaluation of the recoverability of accounts receivable and income tax assets, and the assessment of litigation and other contingencies. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although we believe that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2005, are reasonable, actual results could differ materially from the estimated amounts recorded in our financial statements.

Change in reporting entity

Since Medallion Bank commenced operations in December 2003, we had historically consolidated Medallion Bank’s financial statements with those of our own. Although Medallion Bank is not an investment company, and SEC rules generally do not permit investment companies such as ours to consolidate the financial statements of non-investment companies, such as Medallion Bank, we had sought and obtained a letter from the SEC in March 2004 permitting such consolidation. We believed that consolidating Medallion Bank provided a more complete and accurate representation of our full scope of operations, and our complete financial position and results of operations.

During August 2006, we filed a registration statement on Form N-2 which the SEC staff reviewed and on which they provided comments, including those relating to the consolidation of the accounts of Medallion Bank. Based on discussion with the SEC staff, we determined during the 2006 fourth quarter to voluntarily not consolidate Medallion Bank and present Medallion Bank as a portfolio company. We determined that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly, we have retrospectively applied this change to the financial statements of all prior periods presented, including previously issued interim periods presented. The effect of this retrospective application is to present our financial position and results of operations as if Medallion Bank had not been consolidated for all periods presented and to present Medallion Bank as an unconsolidated portfolio investment. Although this creates changes in the reported levels of assets, liabilities, revenues, and expenses, our net increase in net assets resulting from operations, shareholders’ equity, and the related amounts per common share are unchanged.

GENERAL

We are a specialty finance company that has a leading position in originating and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, and horse trailers. Since 1996, the year in which we became a public company, we have increased our medallion loan portfolio at a compound annual growth rate of 12%, and our commercial loan portfolio at a compound annual growth rate of 8%. Total assets under our management, which includes assets serviced for third party investors and managed by unconsolidated portfolio companies, were approximately $907,133,000 as of December 31, 2006 and $802,000,000 at December 31, 2005, and have grown at a compound annual growth rate of 15% from $215,000,000 at the end of 1996.

Our loan-related earnings depend primarily on our level of net interest income. Net interest income is the difference between the total yield on our loan portfolio and the average cost of borrowed funds. We fund our operations through a wide variety of interest-bearing sources, such as revolving bank facilities, bank certificates of deposit issued to customers, debentures issued to and guaranteed by the SBA, and bank term debt. Net interest income fluctuates with changes in the yield on our loan portfolio and changes in the cost of borrowed funds, as well as changes in the amount of interest-bearing assets and interest-bearing liabilities held by us. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice on a different basis than our interest-bearing liabilities.

We also invest in small businesses in selected industries through our subsidiary Medallion Capital. Medallion Capital’s investments are typically in the form of secured debt instruments with fixed interest rates accompanied by warrants to purchase an equity interest for a nominal exercise price (such warrants are included in equity investments on the consolidated balance sheets). Interest income is earned on the debt investments.

We are a closed-end, non-diversified management investment company under the 1940 Act. We have elected to be treated as a business development company under the 1940 Act. We have also elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our shareholders as dividends if we meet certain source-of-income and asset diversification requirements. Medallion Bank is not a RIC and must pay corporate-level federal income taxes.

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions. It originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank provides us with our lowest costs of funds which it raises through bank certificates of deposits issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are serviced by us. We earn referral and servicing fee for these activities.

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

Our investments in Medallion Bank and Medallion Taxi Media, as wholly owned portfolio investments, were also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s and Medallion Taxi Media’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

Trends in Investment Portfolio

Our investment income is driven by the principal amount of and yields on our investment portfolio. To identify trends in the yields, the portfolio is grouped by medallion loans, commercial loans, consumer loans, equity investments, and investment securities.

The following table illustrates our investments at fair value and the portfolio yields at the dates indicated.

	December 31, 2006		December 31, 2005		December 31, 2004
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	6.74%	$340,110	6.27%	$285,927	5.79%	$238,347
Boston	8.12	32,787	7.50	25,556	7.38	15,272
Chicago	6.88	31,077	6.95	48,045	6.32	48,754
Newark	8.32	10,233	8.40	4,399	9.14	4,494
Cambridge	7.93	8,184	7.24	5,409	7.19	4,654
Other	7.55	5,586	7.46	5,977	8.18	2,064

Total medallion loans	6.93	427,977	6.50	375,313	6.04	313,585

Deferred loan acquisition costs		729		1,047		946
Unrealized depreciation on loans		(457)		(1,097)		(997)

Net medallion loans		$428,249		$375,263		$313,534

Commercial loans
Secured mezzanine	13.78%	$53,732	14.06%	$53,207	14.17%	$51,660
Asset based	10.28	18,668	9.49	19,187	8.04	13,222
Other secured commercial	9.59	18,504	8.85	25,979	7.91	25,447
SBA Section 7(a) (2)	—	—	—	—	7.63	17,649

Total commercial loans(2)	12.21	90,904	11.79	98,373	10.88	$107,978

Deferred loan acquisition costs		(98)		(88)		503
Discount on SBA Section 7(a) loans sold(2)		—		—		(602)
Unrealized depreciation on loans		(2,599)		(6,800)		(6,794)

Net commercial loans		$88,207		$91,485		$101,085

Investment securities	4.69%	$9,961		—		—

Unrealized depreciation on investment securities		—		—		—

Net investment securities		$9,961		—		—

Equity investments	0.91%	$13,955	1.59%	$22,509	1.37%	$32,960

Unrealized appreciation on equities		2,113		629		685

Net equity investments		$16,068		$23,138		$33,645

Investment in Medallion Bank and other controlled subsidiaries	0.00%	$50,448	0.00%	$40,335	0.00%	$33,443

Investments at cost	6.89%	$593,245	6.78%	$536,529	6.38%	$487,966

Deferred loan acquisition costs		631		960		1,450
Unrealized appreciation on equities		2,113		629		685
Discount on SBA Section 7(a) loans sold(2)		—		—		(602)
Unrealized depreciation on loans		(3,056)		(7,896)		(7,791)

Net investments		$592,933		$530,222		$481,708

Medallion Bank investments
Consumer loans	18.48%	$113,777	18.45%	$88,280	18.64%	$69,638
Medallion loans	6.65	94,176	6.25	73,987	5.91	78,450
Commercial loans	10.35	60,929	9.60	54,978	7.97	35,937
Investment securities	4.60	21,841	4.11	17,873	3.92	14,144

Medallion Bank investments at cost (3)	11.90	290,723	11.45	235,118	10.62	198,169

Deferred loan acquisition costs		3,155		1,674		386
Unrealized depreciation on investment securities		(402)		(243)		(49)
Premiums paid on purchased securities		245		463		504
Unrealized depreciation on loans		(6,057)		(5,025)		(4,107)

Medallion Bank net investments		$287,664		$231,987		$194,903

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

(2)	The Company sold substantially all of the SBA Section 7(a) loans in its portfolio in connection with the sale of the assets of Business Lenders to a subsidiary of Merrill Lynch in October 2005.

(3)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 9.44%, 9.00% and 8.44% at December 31, 2006, 2005, and 2004.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at December 31, 2006 was 6.89% (7.85% for the loan portfolio), an increase of 11 basis points from 6.78% at December 31, 2005, which was an increase of 40 basis points from 6.38% at December 31, 2004. The weighted average yield of the total managed portfolio at December 31, 2006 was 9.02% (9.44% for the loan portfolio), an increase of 38 basis points from 8.64% at December 31, 2005, which was an increase of 65 basis points from 7.99% at December 31, 2004. The increases in both years primarily reflected the market increase in interest rates, and the 2005 increase also reflected strong growth in the commercial loan portfolio. Managed portfolio yields were helped by the inclusion and growth of the high-yield consumer loan portfolio. We expect to try to increase the percentage of commercial loans in the total portfolio, the origination of floating and adjustable-rate loans, and the level of non-New York medallion loans to enhance our yields. Additionally, Medallion Bank expects to try to increase the percentage of consumer loans originated for the managed portfolio to increase our overall returns.

Medallion Loan Portfolio

Our medallion loans comprised 72% of the net portfolio of $592,933,000 at December 31, 2006, compared to 71% of $530,222,000 at December 31, 2005 and 65% of $481,708,000 at December 31, 2004. Our managed medallion loans of $522,193,000 comprised 63% of the net portfolio of $833,639,000 at December 31, 2006, compared to 62% of $723,253,000 at December 31, 2005 and 61% of $643,168,000 at December 31, 2004. The medallion loan portfolio increased by $52,985,000 or 14% in 2006 ($73,025,000 or 16% on a managed basis), primarily reflecting increases in New York and Boston. The increase in the New York market can be attributed to new business marketing efforts, the conversion of participations into owned loans, and the general increase in medallion values and related refinancings. Total medallion loans serviced for third parties were $5,783,000, $8,784,000, and $16,658,000 at December 31, 2006, 2005, and 2004.

The weighted average yield of the medallion loan portfolio at December 31, 2006 was 6.93%, an increase of 43 basis points from 6.50% at December 31, 2005, which was an increase of 46 basis points from 6.04% at December 31, 2004. The weighted average yield of the managed medallion loan portfolio at December 31, 2006 was 6.88%, an increase of 42 basis points from 6.46% at December 31, 2005, which was an increase of 45 basis points from 6.01% at December 31, 2004. The increase in yield primarily reflected the impact of rising interest rates in the economy and the effects of borrower refinancings. At December 31, 2006, 21% of the medallion loan portfolio represented loans outside New York, compared to 24% at year-end 2005 and 2004. At December 31, 2006, 18% of the managed medallion loan portfolio represented loans outside New York, compared to 22% at year-end 2005 and 2004. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 15% of the net investment portfolio as of December 31, 2006, compared to 17% and 21% at December 31, 2005 and 2004, and were 18%, 20%, and 21% on a managed basis. Commercial loans decreased by $3,279,000 or 4% during 2006 (increased by $2,636,000 or 2% on a managed basis), primarily reflecting loan payoffs and loan participations sold. Total commercial loans serviced for third parties were $7,761,000, $349,000, and $106,508,000 at December 31, 2006, 2005, and 2004, and included $98,773,000 related to the SBA Section 7(a) business in 2004. We sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of Business Lenders to a subsidiary of Merrill Lynch in October 2005.

The weighted average yield of the commercial loan portfolio at December 31, 2006 was 12.21%, an increase of 42 basis points from 11.79% at December 31, 2005, which was up 91 basis points from 10.88% at December 31, 2004. The weighted average yield of the managed commercial loan portfolio at December 31, 2006 was 11.46%, an increase of 45 basis points from 11.01% at December 31, 2005, which was up 88 basis points from 10.13% at December 31, 2004. The increased yield reflected the increases in market interest rates. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At December 31, 2006, variable-rate loans represented approximately 26% of the commercial portfolio, compared to 29% and 43% at December 31, 2005 and 2004, and were 55%, 54%, and 43% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer loan portfolios

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 13% of the managed net investment portfolio as of December 31, 2006, compared to 12% at December 31, 2005 and 10% at December 31, 2004. Medallion Bank started originating new adjustable rate consumer loans during the 2004 third quarter. Recreational vehicles, boats, and horse trailers located in all 50 states collateralize the loans. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 18.48% at December 31, 2006, compared to 18.45% and 18.64% at December 31, 2005 and 2004. Amortization of the portfolio purchase premium reduced the yield by an average of 0.96%, 1.90%, and 2.62% in 2006, 2005, and 2004. Adjustable rate loans represented approximately 84% of the managed consumer portfolio compared to 89% and 85% at December 31, 2005 and 2004.

Delinquency and Loan Loss Experience

We generally follow a practice of discontinuing the accrual of interest income on our loans that are in arrears as to interest payments for a period of 90 days or more. We deliver a default notice and begin foreclosure and liquidation proceedings when management determines that pursuit of these remedies is the most appropriate course of action under the circumstances. A loan is considered to be delinquent if the borrower fails to make a payment on time; however, during the course of discussion on delinquent status, we may agree to modify the payment terms of the loan with a borrower that cannot make payments in accordance with the original loan agreement. For loan modifications, the loan will only be returned to accrual status if all past due interest payments are brought fully current. For credit that is collateral based, we evaluate the anticipated net residual value we would receive upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing these loans will be adequate in the event of foreclosure. For credit that is cash flow-based, we assess our collateral position, and evaluate most of these relationships as ongoing businesses, expecting to locate and install a new operator to run the business and reduce the debt.

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

The following table shows the trend in loans 90 days or more past due as of December 31,

	2006			2005			2004
Medallion loans	$5,707,000	1.1	% (1)	$6,080,000	1.3	% (1)	$7,547,000	1.8	% (1)

Commercial loans
Secured mezzanine	3,459,000	0.7		7,970,000	1.7		8,171,000	1.9
SBA Section 7(a) (2)	—	0.0		—	0.0		1,884,000	0.5
Asset-based receivable	—	0.0		—	0.0		—	0.0
Other secured commercial	1,652,000	0.3		2,673,000	0.5		1,251,000	0.3

Total commercial loans	5,111,000	1.0		10,643,000	2.2		11,306,000	2.7

Total loans 90 days or more past due	$10,818,000	2.1%		$16,723,000	3.5%		$18,853,000	4.5%

Total Medallion Bank loans	$631,000	0.2%		$695,000	0.3%		$541,000	0.3%

Total managed loans 90 days or more past due	$11,449,000	1.5%		$17,418,000	2.5%		$19,394,000	3.2%

(1)	Percentage is calculated against the total or managed loan portfolio, as appropriate.

(2)	The company sold all of the SBA section 7 (a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

In general, collection efforts since the establishment of our collection department have substantially contributed to the sizable reduction in overall delinquencies. The decreases in medallion delinquencies primarily reflected the foreclosure of $900,000 of Chicago medallions, and improvements in other borrower payment patterns. Secured mezzanine financing delinquencies have decreased, primarily reflecting payment activity, restructurings, and to a lesser extent chargeoffs. We sold all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of Business Lenders to a subsidiary of Merrill Lynch in October 2005. Included in the SBA Section 7(a) delinquency figures are $0, $0, and $288,000 at December 31, 2006, 2005, and 2004, which represented loans repurchased for the purpose of collecting on the SBA guarantee. The decrease in other secured commercial loans primarily related to the resolution of several customers who had been monitored by the collections group. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

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

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments for the years ended December 31, 2006, 2005, and 2004.

	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2003	($7,917,791)	$287,045	($317,361)	($7,948,107)
Increase in unrealized
Appreciation on investments	—	2,820,058	—	2,820,058
Depreciation on investments	(4,209,093)	(2,429,333)	(512,279)	(7,150,705)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	3,335,740	7,588	317,359	3,660,687
Other (1)	1,000,000	—	—	1,000,000

Balance December 31, 2004	(7,791,144)	685,358	(512,281)	(7,618,067)
Increase in unrealized
Appreciation on investments	157,693	(520,105)	—	(362,412)
Depreciation on investments	(1,924,733)	(1,022,404)	(1,123,136)	(4,070,273)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	1,485,883	—	1,485,883
Losses on investments	308,870	—	238,667	547,537
Reversal of reserves on sold SBA Section 7(a) loans	1,339,875	—	—	1,339,875
Other	13,140	—	—	13,140

Balance December 31, 2005	(7,896,299)	628,732	(1,396,750)	(8,664,317)
Increase in unrealized
Appreciation on investments	—	4,235,738	920,206	5,155,944
Depreciation on investments	824,037	(172,978)	—	651,059
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(2,578,646)	—	(2,578,646)
Losses on investments	4,016,566	—	1,423,026	5,439,592

Balance December 31, 2006	($3,055,696)	$2,112,846	$946,482	$3,632

(1)	Reflects the reclassification of a reserve related to collateral appreciation participation loans to accounts payable and accrued expenses.

The following table presents credit-related information for the investment portfolios as of December 31.

	2006	2005	2004
Total loans
Medallion loans	$428,248,589	$375,263,403	$313,534,127
Commercial loans	88,206,661	91,485,479	101,085,266

Total loans	516,455,250	466,748,882	414,619,393
Investment in Medallion Bank and other controlled subsidiaries	50,448,032	40,335,393	33,443,242
Equity investments (1)	16,068,243	23,137,661	33,645,424
Investment securities	9,961,111	—	—

Net investments	$592,932,636	$530,221,936	$481,708,059

Net investments at Medallion Bank and other controlled subsidiaries	$287,664,054	$231,986,887	$194,903,093
Managed net investments	$833,638,878	$723,253,768	$643,541,008

Unrealized appreciation (depreciation) on investments
Medallion loans	($456,587)	($1,097,134)	($997,321)
Commercial loans	(2,599,109)	(6,799,165)	(6,793,823)

Total loans	(3,055,696)	(7,896,299)	(7,791,144)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	2,112,846	628,732	685,360
Investment securities	—	—	—

Total unrealized appreciation (depreciation) on investments	($942,850)	($7,267,567)	($7,105,784)

Net unrealized appreciation (depreciation) on investments at Medallion Bank and other controlled subsidiaries	($6,459,096)	($5,268,228)	($4,155,647)
Managed total unrealized appreciation (depreciation) on investments	($7,401,946)	($12,535,795)	($11,261,431)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(0.11%)	(0.29%)	(0.32%)
Commercial loans	(2.86)	(6.91)	(6.29)
Total loans	(0.59)	(1.67)	(1.85)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	(15.14)	2.79	2.08
Investment securities	—	—	—
Net investments	(0.16)	(1.36)	(1.46)

Net investments at Medallion Bank and other controlled subsidiaries	(2.22%)	(2.24%)	(2.10%)
Managed net investments	(0.88%)	(1.71%)	(1.73%)

(1)	Represents common stock and warrants held as investments.

(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Realized gains (losses) on loans and equity investments
Medallion loans	$18,788	($390,989)	$7,059
Commercial loans	(5,473,137)	(325,979)	(3,305,800)

Total loans	(5,454,349)	(716,968)	(3,298,741)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	8,534,067	4,323,087	5,627,794
Investment securities	—	—	—

Total realized gains (losses) on loans and equity investments	$3,079,718	$3,606,119	$2,329,053

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	(2,139,700)	(2,525,114)	(2,354,844)

Total managed realized gains (losses) on loans and equity investments (1)	$940,018	$1,081,005	($25,791)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	0.00%	(0.11%)	0.00%
Commercial loans	(5.87)	(0.29)	(3.30)
Total loans	(1.11)	(0.16)	(0.88)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	40.81	18.68	19.29
Investment securities	—	—	—
Net investments	0.59%	0.70%	0.57%

Net investments at Medallion Bank and other controlled subsidiaries	(0.83%)	(1.17%)	(1.65%)
Managed net investments	0.12%	0.16%	(0.00%)

(1)	Includes realized gains/losses of $4,127, $0, and $22,226 for the years ended December 31, 2006, 2005, and 2004, related to foreclosed properties which are carried in other assets on the consolidated balance sheet.

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 9%, 8%, and 7% of our total portfolio at December 31, 2006, 2005, and 2004. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We are currently in discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. See note 4 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 3%, 4%, and 7%, of our total portfolio at December 31, 2006, 2005, and 2004. Equity investments were 2%, 3%, and 5%, of our total managed portfolio at December 31, 2006, 2005, and 2004. Equity investments are comprised of common stock, partnership interests, and warrants. The decrease in equity investments during 2006 and 2005 primarily reflected the sale of shares of common stock of Clear Channel that were received in a tax-free exchange for 100% of our ownership interest in Medallion Taxi Media.

Investment Securities

Investment securities were 2%, 0%, and 0% of our total portfolio at December 31, 2006, 2005, and 2004. Investment securities were 4%, 3%, and 2% of our total managed portfolio at December 31, 2006, 2005, and 2004. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

Trend in Interest Expense

Our interest expense is driven by the interest rates payable on its short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The establishment of the Merrill Lynch Commercial Finance Corp. line of credit in September 2002, and its favorable subsequent renegotiations had the effect of substantially reducing our cost of funds. Most recently, in December 2006, we established an additional medallion lending relationship with Citibank that provides for future growth in the portfolio at lower rates than under the existing facility with Merrill Lynch. In addition, Medallion Bank began raising brokered bank certificates of deposit during 2004, which were at our lowest borrowing costs. As a result of Medallion Bank raising funds through certificates of deposits as previously noted, we were able to realign the ownership of some of our medallion loans and related assets to Medallion Bank allowing us and our subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, Medallion Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Notes 5 and 6 to the consolidated financial statements for details on the terms of all outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for 2006, 2005, and 2004. Average balances have increased, primarily reflecting the funding needs to support the growth in our investment portfolios. The increase in borrowing costs reflected the trend of increasing interest rates in the economy and additional long-term SBA debt at higher rates.

	Interest Expense	Average Balance	Average Borrowing Costs
December 31, 2006
Floating rate borrowings	$19,209,000	$347,812,000	5.52%
Fixed rate borrowings	4,981,000	77,250,000	6.45

Total	$24,190,000	$425,062,000	5.69

Medallion Bank borrowings	10,454,000	232,605,000	4.49

Total managed borrowings	$34,644,000	$657,667,000	5.27

December 31, 2005
Floating rate borrowings	$13,398,000	$306,236,000	4.38%
Fixed rate borrowings	4,599,000	71,638,000	6.42

Total	$17,997,000	$377,874,000	4.76

Medallion Bank borrowings	6,400,000	195,732,000	3.27

Total managed borrowings	$24,397,000	$573,606,000	4.25

December 31, 2004
Floating rate borrowings	$8,917,000	$221,098,000	4.03%
Fixed rate borrowings	3,917,000	61,022,000	6.42

Total	$12,834,000	$282,120,000	4.55

Medallion Bank borrowings	3,245,000	130,978,000	2.46

Total managed borrowings	$16,064,000	$413,098,000	3.89

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under SBIA and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At December 31, 2006, 2005, and 2004, short-term floating rate debt constituted 82%, 81%, and 78% of total debt, and was 53%, 52%, and 52% on a fully managed basis including the borrowings of Medallion Bank.

Taxicab Advertising

In addition to our finance business, we also conducted a taxicab rooftop advertising business primarily through Medallion Taxi Media, which began operations in November 1994, and ceased operations upon the merger of Medallion Taxi Media with and into a subsidiary of Clear Channel, and the sale of Medallion Media Japan to its management. See Note 4 to the financial statements for additional information. Although Medallion Taxi Media was a wholly-owned portfolio investment of ours, its results of operations were not consolidated with our operations because SEC regulations prohibit the consolidation of non-investment companies with investment companies.

Factors Affecting Net Assets

Factors that affect our net assets include net realized gain or loss on investments and change in net unrealized appreciation or depreciation on investments. Net realized gain or loss on investments is the difference between the proceeds derived upon sale or foreclosure of a loan or an equity investment and the cost basis of such loan or equity investment. Change in net unrealized appreciation or depreciation on investments is the amount, if any, by which our estimate of the fair value of our investment portfolio is above or below the previously established fair value or the cost basis of the portfolio. Under the 1940 Act and the SBIA, our loan portfolio and other investments must be recorded at fair value.

Unlike certain lending institutions, we are not permitted to establish reserves for loan losses, but adjust quarterly the valuation of the loan portfolio to reflect our estimate of the current value of the total loan portfolio. Since no ready market exists for our loans, fair value is subject to our good faith determination. In determining such fair value, we and our Board of Directors consider factors such as the financial condition of its borrowers and the adequacy of their collateral. Any change in the fair value of portfolio loans or other investments as determined by us is reflected in net unrealized depreciation or appreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income.

Our investments in Medallion Bank and Medallion Taxi Media, as wholly owned portfolio investments, were also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s and Medallion Taxi Media’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

Consolidated Results of Operations

Since Medallion Bank commenced operations in December 2003, we had historically consolidated Medallion Bank’s financial statements with those of our own. Although Medallion Bank is not an investment company, and SEC rules generally do not permit investment companies such as ours to consolidate the financial statements of non-investment companies, such as Medallion Bank, we had sought and obtained a letter from the SEC in March 2004 permitting such consolidation. We believed that consolidating Medallion Bank provided a more complete and accurate representation of our full scope of operations, and our complete financial position and results of operations.

During August 2006, we filed a registration statement on Form N-2 which the SEC staff reviewed and on which they provided comments, including those relating to the consolidation of the accounts of Medallion Bank. Based on discussion with the SEC staff, we determined during the 2006 fourth quarter to voluntarily not consolidate Medallion Bank and present Medallion Bank as a portfolio company. We determined that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly, we have retrospectively applied this change to the financial statements of all prior periods presented, including previously issued interim periods presented. The effect of this retrospective application is to present our financial position and results of operations as if Medallion Bank had not been consolidated for all periods presented and to present Medallion Bank as an unconsolidated portfolio investment. Although this creates changes in the reported levels of assets, liabilities, revenues, and expenses, our net increase in net assets resulting from operations, shareholders’ equity, and the related amounts per common share are unchanged.

For the Years Ended December 31, 2006 and 2005

Net increase in net assets resulting from operations was $13,108,000 or $0.74 per diluted common share in 2006, up $6,246,000 or 91% from of $6,862,000 or $0.39 in 2005, which included the results of Business Lenders. The increase in 2006 primarily reflected higher net realized/unrealized portfolio gains, mostly representing the net appreciation on our investment in Medallion Bank, and lower operating expenses, partially offset by lower noninterest income and net interest income. Net investment income after taxes was $3,165,000 or $0.18 per diluted common share, down $1,417,000 or 31% from $4,582,000 or $0.26 per share in 2005.

Investment income was $39,635,000 in 2006, up $4,824,000 or 14% from $34,811,000 a year ago, and included $1,556,000 from interest recoveries on certain investments in 2006, compared to $1,480,000 in 2005. Investment income increased reflecting growth in the investment portfolios and higher yields earned. The yield on the investment portfolio was 7.60% in 2006, up 6% from 7.15% in 2005, reflecting the general increase in market interest rates and the refinancing of fixed rate loans at current rates. Average investments outstanding were $512,683,000 in 2006, up 7% from $480,405,000 a year ago, primarily reflecting growth in the medallion loan portfolio.

Medallion loans were $428,249,000 at year end, up $52,986,000 or 14% from $375,263,000 a year ago, representing 72% of the investment portfolio compared to 71% a year ago, and were yielding 6.93% compared to 6.50% a year ago, an increase of 7%. The increase in outstandings primarily reflected efforts to book new business and repurchase certain participations, primarily in the New York City and Boston markets, including the purchase of a $35,703,000 portfolio from Banco Popular, and also reflected the increase in medallion values, partially offset by several large fleet repayments, including reductions in Chicago. The managed medallion portfolio, which includes loans at Medallion Bank, was $527,976,000 at year end, up $70,024,000 or 15% from $457,952,000 a year ago. The commercial loan portfolio was $88,207,000 at year end, compared to $91,485,000 a year ago, a decrease of $3,278,000 or 4%, and represented 15% of the investment portfolio compared to 17% in 2005. The decrease primarily reflected the resolution of several large old nonperforming loans, relatively flat growth in the on-balance sheet asset-based lending portfolio, and the pay down of several large loans in the high-yield mezzanine loan portfolio. Commercial loans yielded 12.21% at year end, compared to 11.79% a year ago, an increase of 4%, reflecting the increases in market interest rates during year and the floating rate nature of much of the portfolio. The managed commercial portfolio, which includes loans at Medallion Bank, was $156,205,000 at year end, up $10,059,000 or 7% from $146,146,000 a year ago, primarily reflecting the increases described above and increased loan participations sold. Investments in Medallion Bank and other controlled subsidiaries was $50,448,000 at year end, up $10,113,000 or 25% from $40,335,000 a year ago, primarily reflecting the increased value of those investments, a large portion of which reflected the earnings of Medallion Bank. See Note 4 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $16,068,000, down $7,070,000 or 31% from $23,138,000 a year ago, primarily reflecting the sale of a portion of the Clear Channel common stock received for our ownership interest in Media and losses taken on certain mezzanine investments, partially offset by portfolio appreciation, and represented 3% of the investment portfolio and had a dividend yield of 0.91%, compared to 4% and 1.59% a year ago. Investment securities of $9,961,000 were up from zero a year ago, and represented 2% of the investment portfolio and yielded 4.69%. See page 33 for a table that shows balances and yields by type of investment.

Interest expense was $24,190,000 in 2006, up $6,193,000 or 34% from $17,997,000 in 2005. The increase in interest expense was due to the higher cost of borrowed funds compounded by increased levels of borrowings. The cost of borrowed funds was 5.69%, compared to 4.76% a year ago, an increase of 20%, reflecting increases in the general level of interest rates over the last year, and the floating rate nature of much of our borrowings. Average debt outstanding was $425,061,000 for 2006, compared to $377,874,000 a year ago, an increase of 12%, primarily reflecting increased borrowings used to fund portfolio investment growth. See page 39 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $15,445,000 and the net interest margin was 3.01% for 2006, down $1,369,000 or 8% from $16,814,000 a year ago, which represented a net interest margin of 3.50%, all reflecting the items discussed above.

Noninterest income was $2,647,000 in 2006, down $2,091,000 or 44% from $4,738,000 a year ago. Excluding amounts related to the sold Business Lenders loan portfolio, noninterest income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was down $203,000 or 7%. Included in 2006 were $629,000 of unusually large prepayment penalties from several large paid-off loans, compared to $810,000 a year ago. Excluding those prepayment penalties, noninterest income was relatively flat from year to year.

Operating expenses were $14,926,000 in 2006, compared to $16,984,000 in 2005, a decrease of $2,058,000 or 12%. Excluding the amounts related to the sold Business Lenders loan portfolio, operating expenses were up $840,000 or 6%, primarily reflecting costs of our growth initiatives. Salaries and benefits expense excluding Business Lenders was $8,193,000 in the year, up $519,000 or 7% from $7,674,000 in 2005, primarily reflecting lower amounts of salary deferrals related to loan originations, the costs associated with options granted, and increase in headcount and salary levels, partially offset by lower bonus accruals. Professional fees excluding Business Lenders were $1,956,000 in 2006, up $140,000 or 8% from $1,816,000 a year ago, primarily reflecting higher investment project-related professional costs and costs associated with certain investments. Other operating expenses excluding Business Lenders of $4,777,000 in the year were up $181,000 or 4% from $4,596,000 in 2005, reflecting lower travel and entertainment, depreciation, and advertising, partially offset by higher loan collections and miscellaneous tax expenses.

Income tax expense was $0 in 2006, compared to a tax benefit of $14,000 a year ago.

Net unrealized appreciation on investments was $6,863,000 in 2006, compared to depreciation of $1,326,000 in 2005, an increase of $8,189,000. Net unrealized depreciation net of the net unrealized appreciation on Medallion Bank and the other controlled subsidiaries was $591,000 in 2006 and $6,339,000 in 2005, resulting in decreased depreciation of $5,748,000 in 2006. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2006 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $7,454,000, net unrealized appreciation on equity investments of $4,236,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $4,017,000, and net unrealized appreciation on foreclosed property of $920,000, partially offset by net unrealized depreciation on loans of $7,185,000 and reversals of unrealized appreciation associated with equity investments that were sold of $2,579,000. The 2005 activity resulted from reversals of unrealized appreciation associated with equity investments that were sold of $5,514,000, net unrealized depreciation on foreclosed property of $1,123,000, and net unrealized depreciation on loans of $1,011,000, partially offset by net appreciation on Medallion Bank and other controlled subsidiaries of $5,012,000, net unrealized appreciation on equity investments of $827,000, and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $483,000.

Also included in unrealized appreciation (depreciation) on investments was the net unrealized appreciation on Medallion Bank and other controlled subsidiaries of $7,454,000 in 2006 and $5,012,000 in 2005. Both years primarily reflected the results of operations of Medallion Bank. See notes 3 and 4 to the consolidated financial statements for information about these controlled subsidiaries.

Our net realized gains on investments were $3,080,000 in 2006, compared to $3,606,000 in 2005. The 2006 activity reflected the reversals described in the unrealized paragraph above and net direct gains on sales of equity and other investments of $5,997,000 and gains on sales of foreclosed property of $4,000, partially offset by net direct chargeoffs $1,483,000. The 2005 activity reflected the above and net direct gains on sales of equity investments of $2,439,000, partially offset by net direct chargeoffs of $3,864,000.

The Company’s net realized/unrealized gains on investments were $9,943,000 in 2006, compared to $2,280,000 in 2005, reflecting the above.

For the Years Ended December 31, 2005 and 2004

Net increase in net assets resulting from operations was $6,862,000 or $0.39 per diluted common share in 2005, down $15,651,000 or 70% from $22,512,000 or $1.22 in 2004, which included net realized/unrealized gains of $22,417,000 primarily related to the 2004 exchange of our investment in Medallion Taxi Media for stock of Clear Channel. Excluding those gains, net increase in net assets resulting from operations increased primarily from higher net interest income resulting from portfolio growth and net realized/unrealized gains in the portfolio, partially offset by increased operating expenses. Net investment income after taxes was $4,582,000 or $0.26 per diluted common share in 2005, up $4,591,000 from ($9,000) or ($0.00) per share in 2004.

Investment income was $34,811,000 in 2005, up $9,978,000 or 40% from $24,833,000 a year ago. Investment income in 2005 also benefited from interest recoveries of $1,480,000 from certain investments. Excluding those items, investment income increased $8,498,000 or 34% compared to a year ago, primarily reflecting growth in the investment portfolios. The yield on the investment portfolio was 7.15% in 2005, up 13% from 6.32% a year ago, reflecting the general increase in market interest rates and the interest recoveries. The yield on the investment portfolio excluding the interest recoveries was 6.83% in 2005, up 9% from 2004. Average investments outstanding were $480,405,000 in 2005, up 25% from $385,627,000 a year ago.

Medallion loans were $375,263,000 at year end, up $61,729,000 or 20% from $313,534,000 a year ago, representing 71% of the investment portfolio compared to 65% in 2004, and were yielding 6.50% compared to 6.04% in 2004, an increase of 8%. The increase in outstandings primarily reflected efforts to book new business and repurchase certain participations, primarily in the New York City and Boston markets, and also reflected the increase in medallion values. The managed medallion portfolio, which includes loans at Medallion Bank, was $458,457,000 at year end, up $49,678,000 or 12% from $408,779,000 a year ago. The commercial loan portfolio was $91,485,000 at year end, compared to $101,085,000 a year ago, a decrease of $9,600,000 or 9%, and represented 17% of the investment portfolio compared to 21% in 2004. Included in the 2004 amounts were $19,457,000 of SBA 7(a) loans which were sold for book value during 2005. Excluding those loans, commercial loans increased 12%. Commercial loans yielded 11.79% at year end, compared to 10.88% a year ago, an increase of 8%, reflecting the increases in market interest rates during year, the floating rate nature of much of the portfolio, and the growth in higher yielding portfolios. The increase in commercial loans was concentrated in asset based receivables and high-yield mezzanine loans. The managed commercial portfolio, which includes loans at Medallion Bank, was $146,146,000 at year end, down $97,197,000 or 40% from $243,343,000 a year ago, but was up $21,033,000 or 17% from $125,113,000 excluding the sold SBA 7(a) loans, primarily reflecting the increases described above, partially offset by increased loan participations purchased. Investments in Medallion Bank and other controlled subsidiaries was $40,335,000 at year end, up $6,892,000 or 21% from $33,443,000 a year ago, primarily reflecting the increased value of those investments, a large portion of which reflected the earnings of Medallion Bank. See Note 4 of the consolidated financial statements for additional information. Equity investments were $23,138,000, down $10,507,000 or 31% from $33,645,000 a year ago, primarily reflecting the sale of a portion of the Clear Channel common stock received for our ownership interest in Medallion Taxi Media, and losses taken on certain mezzanine investments, and represented 4% of the investment portfolio and had a dividend yield of 1.59%, compared to 7% and 1.37% a year ago. See page 33 for a table that shows balances and yields by type of investment.

Interest expense was $17,997,000 in 2005, up $5,163,000 or 40% from $12,834,000 in 2004. The increase in interest expense was primarily due to higher average borrowed funds outstanding. Average debt outstanding was $377,874,000 for 2005, compared to $282,121,000 a year ago, an increase of 34%, primarily reflecting increased utilization of the Merrill Lynch line of credit and in other borrowings used to fund portfolio investment growth. The cost of borrowed funds was 4.76% in 2005, compared to 4.55% a year ago, an increase of 5%, reflecting increases in the general level of interest rates over the last year. See page 39 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $16,814,000 and the net interest margin was 3.50% for 2005, up $4,815,000 or 40% from $11,999,000 in 2004, which represented a net interest margin of 3.11%, all reflecting the items discussed above.

Noninterest income was $4,738,000 in 2005, up $404,000 or 9% from $4,334,000 a year ago. Gains on the sale of loans were $885,000 in 2005, down $19,000 or 2% from $904,000 in 2004. During 2005, $10,785,000 of guaranteed loans were sold under the SBA program, compared to $10,311,000 in 2004, an increase of 5%. The change in gains on sale under the SBA program primarily reflected the sale of the SBA loan portfolio during the 2005 fourth quarter, as well as the level of loan origination and sales activities during the rest of the year, partially offset by lower market-determined net premiums received on the sales in 2005. Other income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was $3,853,000 in 2005, compared to $3,430,000 a year ago, an increase of $423,000 or 12%. Included in 2005 were $892,000 of prepayment penalties from several large paid-off loans. Excluding the prepayment penalties, other income in 2005 decreased $475,000 or 14%, primarily reflecting the $447,000 decline in servicing fee income and other related income amounts associated with the sold SBA (7a) loan portfolio.

Operating expenses were $16,984,000 in 2005, compared to $16,083,000 in 2004, an increase of $901,000 or 6%, primarily reflecting increased expenses associated with our growth, partially offset by the reduced costs associated with the sold SBA 7(a) loan portfolio. Salaries and benefits expense was $9,554,000 in 2005, up $1,112,000 or 13% from $8,442,000 in 2004, primarily reflecting an increase in headcount compared to 2004 and higher levels of salaries and bonuses, partially offset by higher amounts of salary deferrals related to loan originations. Professional fees were $1,945,000 in 2005, up $538,000 or 38% from $1,407,000 a year ago, primarily reflecting higher investment project-related professional costs, increased legal and accounting costs, including costs related to our compliance with Sarbanes-Oxley, and in 2004 was reduced by expense reimbursements for professional fees associated with the Medallion Taxi Media sale. Other operating expenses of $5,484,000 in 2005 were down $751,000 or 12% from $6,235,000 a year ago. The decrease primarily reflected reduced levels of miscellaneous taxes, loan collections, insurance, and other expenses partially offset by greater usage of temporary help and increased expenses associated with business development activities.

Income tax expense was ($14,000) in 2005, compared to $259,000 a year ago.

Net unrealized depreciation on investments was $1,326,000 in 2005, compared to appreciation of $20,192,000 in 2004, a decrease of $21,518,000. During the 2004 third quarter, we exchanged our investment in Medallion Taxi Media for common stock of Clear Channel, resulting in an unrealized gain of $23,512,000 and a realized gain of $1,477,000. Net unrealized depreciation net of the exchange gain and the net unrealized appreciation on Medallion Bank and the other controlled subsidiaries was $3,663,000 in 2004, resulting in decreased depreciation of $2,337,000 in 2005. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2005 activity resulted from reversals of unrealized appreciation associated with equity investments that were sold of $5,514,000, net unrealized depreciation on foreclosed property of $1,123,000, and net unrealized depreciation on loans of $1,011,000, partially offset by net appreciation on Medallion Bank and other controlled subsidiaries of $5,012,000, net unrealized appreciation on equity investments of $827,000, and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $483,000. The 2004 activity resulted from net unrealized depreciation on loans of $4,321,000, the reversals of unrealized appreciation associated with equity investments that were sold of $2,676,000, net decreases in the valuation of equity investments of $2,479,000, and net unrealized depreciation of $512,000 on foreclosed property, partially offset by the reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $3,505,000 and unrealized appreciation on equity investments of $2,820,000.

Also included in unrealized appreciation (depreciation) on investments was the net unrealized appreciation on Medallion Bank and other controlled subsidiaries of $5,012,000 in 2005 and $343,000 in 2004. The 2005 amounts primarily reflected the results of operations of Medallion Bank, and in 2004 were largely offset by the net losses of at Medallion Taxi Media advertising divisions prior to their sale during the 2004 third quarter. Medallion Taxi Media generated net losses of $2,827,000 in 2004. Our investment in Medallion Taxi Media was exchanged for stock in Clear Channel, as described above, and Medallion Media Japan was sold to its management, which resulted in a realized gain of $255,000. See Note 4 to the consolidated financial statements for information about these controlled subsidiaries.

Our net realized gain on investments was $3,606,000 in 2005 and $2,329,000 in 2004, reflecting the reversals described in the unrealized paragraph above and net direct gains on sales of equity investments of $2,439,000, partially offset by net direct chargeoffs of $3,864,000. The 2004 activity reflected the above and direct gains on sales of equity investments of $2,953,000, net direct recoveries of $183,000, and direct gains on sales of foreclosed property of $22,000.

Our net realized/unrealized gains on investments were $2,280,000 in 2005, compared to $22,521,000 in 2004, reflecting the above.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

We, like other financial institutions, are subject to interest rate risk to the extent that our interest-earning assets (consisting of medallion, commercial, and consumer loans; and investment securities) reprice on a different basis over time in comparison to our interest-bearing liabilities (consisting primarily of credit facilities with banks, bank certificates of deposit, and subordinated SBA debentures).

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

The effect of changes in interest rates is mitigated by regular turnover of the portfolio. Based on past experience, we anticipate that approximately 40% of the taxicab medallion portfolio will mature or be prepaid each year. We believe that the average life of our loan portfolio varies to some extent as a function of changes in interest rates. Borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment because the interest rate payable on the borrower's loan is high relative to prevailing interest rates. Conversely, borrowers are less likely to prepay in a rising interest rate environment. However, borrowers may prepay for a variety of other reasons, such as to monetize increases in the underlying collateral values, particularly in the medallion loan portfolio.

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving line of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $77,250,000 with a weighted average interest rate of 6.05%, constituting 17% of our total indebtedness as of December 31, 2006. Also, as of December 31, 2006, portions of the adjustable rate debt with Banks repriced at intervals of as long as 36 months, and certain of the certificates of deposit were for terms of up to 45 months, further mitigating the immediate impact of changes in market interest rates.

A relative measure of interest rate risk can be derived from our interest rate sensitivity gap. The interest rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities, which mature and/or reprice within specified intervals of time. The gap is considered to be positive when repriceable assets exceed repriceable liabilities, and negative when repriceable liabilities exceed repriceable assets. A relative measure of interest rate sensitivity is provided by the cumulative difference between interest sensitive assets and interest sensitive liabilities for a given time interval expressed as a percentage of total assets.

The following table presents our interest rate sensitivity gap at December 31, 2006, compared to the respective positions at the end of 2005 and 2004. The principal amount of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have has not reflected an assumed annual prepayment rate for such assets in this table.

December 31, 2006 Cumulative Rate Gap (1)

(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$19,192	$—	$—	$—	$—	$—	$—	$19,192
Adjustable rate	24,619	12,432	2,754	2,524	12,932	—	—	55,261
Fixed-rate	38,647	101,800	144,748	59,753	78,129	1,527	19,823	444,427
Cash	25,360	—	—	—	—	—	—	25,360

Total earning assets	$107,818	$114,232	$147,502	$62,277	$91,061	$1,527	$19,823	$544,240

Interest bearing liabilities
Revolving line of credit	$362,676	$—	$—	$—	$—	$—	$—	$362,676
Notes payable to banks	12,157	—	3,053	—	—	—	—	15,210
SBA debentures	—	—	—	—	17,985	13,500	45,765	77,250

Total liabilities	$374,833	$—	$3,053	$—	$17,985	$13,500	$45,765	$455,136

Interest rate gap	($267,015)	$114,232	$144,449	$62,277	$73,076	($11,973)	($25,942)	$89,104

Cumulative interest rate gap (2)	($267,015)	($152,783)	($8,334)	$53,943	$127,019	$115,046	$89,104	—

December 31, 2005 (2)	($99,581)	($118,589)	$43,224	$105,049	$153,469	$139,543	$96,083	—
December 31, 2004 (2)	9,872	41,392	48,765	91,854	153,291	154,931	100,875	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (49%), (20%), and 2% as of December 31, 2006, 2005, and 2004, and was (34%), 11%, and 4% on a combined basis with Medallion Bank.

(2)	Adjusted for the medallion loan 40% prepayment assumption results in cumulative one year negative interest rate gap and related ratio of $127,184,000 or 23%, compared to positive gaps of $10,768,000 or 2% and $96,670,000 or 22% for December 31, 2006, 2005, and 2004, respectively, and was ($117,151,000) or (14%), $47,912,000 or 6%, and $136,030,000 or 21% on a combined basis with Medallion Bank.

Our interest rate sensitive assets were approximately $544,240,000 and interest rate sensitive liabilities were $455,136,000 at December 31, 2006. The one-year cumulative interest rate gap was a negative $267,015,000 or 49% of interest rate sensitive assets, compared to a negative $99,581,000 or 20% at December 31, 2005. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $127,184,000 or 23% at December 31, 2006. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were approximately $849,662,000 and interest rate sensitive liabilities were $716,620,000 at December 31, 2006. The one-year cumulative interest rate gap was a negative $287,680,000 or 34% of interest rate sensitive assets, compared to a negative $82,358,000 or 11% at December 31, 2005. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $117,151,000 or 14% at December 31, 2006.

Interest Rate Cap Agreements

From time-to time, we enter into interest rate cap agreements to manage the exposure of the portfolio to increases in market interest rates by hedging a portion of our variable-rate debt against increases in interest rates. There were no interest rate caps outstanding during 2006, 2005, and 2004.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with Merrill Lynch and Citibank, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. The Trust’s $375,000,000 revolving line of credit with Merrill Lynch had availability of $92,740,000, and Trust II’s $125,000,000 line had availability of $58,511,000 as of December 31, 2006. Medallion Capital and Freshstart have $13,500,000 and $6,000,000 of additional funding commitments with the SBA, which requires capital contributions from us of $6,750,000 and $2,000,000, respectively. Since SBA financing subjects its recipients to certain regulations, we will seek funding at the subsidiary level to maximize its benefits. Lastly $15,425,000 was available under revolving credit agreements with commercial banks, and approximately $4,225,000 was available under the company’s margin loan.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $2,800,000 could be raised by Medallion Bank to fund future loan origination activity, and Medallion Bank also has $35,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank as a non-RIC subsidiary of ours is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at December 31, 2006. See notes 5 and 6 to the consolidated financial statements on page F-21 for details of the contractual terms of our borrowings.

	Balance	Percentage	Rate (1)
Revolving lines of credit	$348,749,000	77%	5.52%
SBA debentures	77,250,000	17	6.05
Notes payable to banks	15,210,000	3	7.41
Margin loan	13,927,000	3	6.19

Total outstanding debt	$455,136,000	100%	5.69

Certificates of deposit at Medallion Bank	261,484,000	—	4.36%

Total outstanding debt, including Medallion Bank	$716,620,000	—	5.21

(1)	Weighted average contractual rate as of December 31, 2006.

Our contractual obligations expire on or mature at various dates through September 1, 2015. The following table shows all contractual obligations at December 31, 2006.

	Payments due by period
	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Floating rate borrowings	$26,192,000	$282,368,000	$69,326,000	$—	$—	$—	$377,886,000
Fixed rate borrowings	—	—	—	—	17,985,000	59,265,000	77,250,000
Operating lease obligations	1,176,000	1,118,000	1,081,000	1,025,000	1,025,000	4,139,000	9,564,000

Total	$27,368,000	$283,486,000	$70,407,000	$1,025,000	$19,010,000	$63,404,000	$464,700,000

Certificates of deposit at Medallion Bank	111,869,000	76,655,000	68,460,000	4,500,000	—	—	261,484,000

Total, including Medallion Bank	$139,237,000	$360,141,000	$138,867,000	$5,525,000	$19,010,000	$63,404,000	$726,184,000

We value our portfolio at fair value as determined in good faith by management and approved by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect management’s estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank and Medallion Taxi Media, as wholly-owned portfolio investments, was also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we used Medallion Bank’s and Medallion Taxi Media’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% change in interest rates would have positively impacted net increase in net assets resulting from operations as of at December 31, 2006 by approximately $399,000 on an annualized basis, compared to a negative impact of ($100,000) as of December 31, 2005, and the impact of such an immediate 1% change over a one year period would have been ($2,334,000), compared to ($753,000) for 2005. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

We continue to work with investment banking firms and other financial intermediaries to investigate the viability of a number of other financing options which include, among others, the sale or spin off certain assets or divisions, the development of a securitization conduit program, and other independent financing for certain subsidiaries or asset classes. These financing options would also provide additional sources of funds for both external expansion and continuation of internal growth.

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2006. See notes 5 and 6 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	UTAH	Total	12/31/05
Cash	$1,417	$4,775	$5,907	$2,531	$769		$15,399	$22,808
Bank loans (1) (2) (3)	20,000	6,000					26,000	19,000
Amounts undisbursed	12,500	2,925					15,425	13,500
Amounts outstanding	7,500	7,710					15,210	8,550
Average interest rate	7.32%	7.50%					7.41%	6.76%
Maturity	06/07	06/07- 12/09					06/07- 12/09	2/06- 6/07
Lines of Credit (4)		500,000					500,000	325,000
Amounts undisbursed		151,251					151,251	20,547
Amounts outstanding		348,749					348,749	304,453
Average interest rate		5.52%					5.52%	4.53%
Maturity		09/08- 12/09					09/08- 12/09	9/06
Margin loan	13,927						13,927	10,663
Average interest rate	6.19%						6.19%	5.00%
Maturity	N/A						N/A	N/A
SBA debentures (5)			46,750		50,000		96,750	77,250
Amounts undisbursed			13,500		6,000		19,500	0
Amounts outstanding			33,250		44,000		77,250	77,250
Average interest rate			6.02%		6.08%		6.05%	6.02%
Maturity			9/11- 9/15		9/11- 3/16		9/11- 3/16	9/11- 9/15

Total cash and amounts remaining undisbursed under credit facilities	$13,917	$158,951	$19,407	$2,531	$6,769	$—	$201,575	$56,856

Total debt outstanding	$21,427	$356,459	$33,250	$—	$44,000	$—	$455,136	$400,915

Including Medallion Bank
Cash						$14,699	$14,699	$20,227
Certificates of deposit						261,484	261,484	219,107
Average interest rate						4.36%	4.36%	3.47%
Maturity						01/07- 10/10	01/07- 10/10	1/06- 9/09

Total cash and amounts remaining undisbursed under credit facilities	$13,917	$158,951	$19,407	$2,531	$6,769	$14,699	$216,274	$77,083

Total debt outstanding	$21,427	$356,459	$33,250	$—	$44,000	$261,484	$716,620	$620,022

(1)	In August 2006, the line of credit with Sterling Bank was increased to $20,000,000 and the maturity was extended to June 2007.

(2)	In March 2006, the revolving note agreement with Atlantic Bank was increased to $6,000,000, and in August 2006 the maturity was extended to August 2007.

(3)	In July 2006, the loans with Atlantic Bank and Israel Discount Bank, which had matured, were extended until August 2009.

(4)	In December 2006, a $125,000,000 line of credit was established with Citibank, which matures in December 2009. In January and September 2006, the Merrill Lynch line of credit was further amended and extended for an additional two years to September 2008, with the committed amount adjusting to $375,000,000.

(5)	In September 2006, the SBA approved a $6,000,000 commitment for Freshstart to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital by us. In March 2006, the SBA approved a $13,500,000 commitment for Medallion Capital to issue additional debentures to the SBA during a ten year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital by the Company.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition. We believe that our credit facilities with Merrill Lynch and Citibank, deposits generated at Medallion Bank, and cash flow from operations (after distributions to shareholders) will be adequate to fund the continuing operations of our loan portfolio. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which includes an amendment to SFAS No. 115. This statement permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. This statement is effective for fiscal years beginning after November 15, 2007. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance, as an adjustment to amounts recognized in accumulated other comprehensive income. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006 and not before June 16, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurement.” This statement defines fair values, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. We currently follow fair market value accounting in its consolidated financial statements as a RIC; hence we do not expect the adoption of SFAS No.157 to have a material effect on our financial condition and results of operations. This statement is effective for fiscal years beginning after November 15, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes”. The interpretation sets a recognition threshold and measurement attribute for recognizing tax positions in a company's financial statements based on a determination whether it is likely or not that the tax position would withstand a tax audit, without regard for the likelihood of a tax audit taking place. Assuming a position meets the “more-likely-than-not” threshold, the interpretation also prescribes a measurement attribute requiring determination of how much of the tax position would ultimately be allowed if challenged. The interpretation is effective for fiscal years beginning after December 15, 2007. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS Nos. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain an embedded derivative that require bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, as defined. We do not expect that the adoption of SFAS No. 155 will have a material impact on its consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain elements of risk. We consider the principal types of risk to be fluctuations in interest rates and portfolio valuations. We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

We value our portfolio at fair value as determined in good faith by management and approved by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect management’s estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investments in Medallion Bank and Medallion Taxi Media, as wholly owned portfolio investments, were also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s and Medallion Taxi Media’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% change in interest rates would have positively impacted net increase in net assets resulting from operations as of December 31, 2006 by approximately $399,000 on an annualized basis, compared to a negative impact of ($100,000) as of December 31, 2005, and the impact of such an immediate 1% change over a one year period would have been ($2,334,000), compared to ($753,000) for 2005. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15 (A) (1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report. As a result of the material weakness described below, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such material change during the fourth quarter of 2006.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of our principal executive and principal financial officers and effected our Board of

Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that we did not maintain effective internal control over financial reporting as of December 31, 2006 due to the existence of the material weakness described below.

We concluded that there were ineffective policies and procedures by management relating to the documentation and oversight of the monitoring of certain of the loans and/or investments included in the portfolio of one of our subsidiaries, Medallion Capital. This deficiency resulted in more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements would not be prevented or detected. We have taken action to remediate the material weakness described above. Our remediation, however was not complete at December 31, 2006. We have taken action to remediate this material weakness as follows:

•

Implemented an enhanced review, monitoring, and reporting process to include additional documentation requirements to ensure that early detection and prevention of a potential impairment in value of an investment and changes in investment value, if any, are properly documented and reviewed;

•	Formalized communication channels between the management of Medallion Capital and us relating to the monitoring of loans and/or investments included in the Medallion Capital portfolio.

Notwithstanding the above-mentioned material weakness, we believe that the consolidated financial statements included in this report fairly represent our consolidated financial position as of December 31, 2006, and consolidated results of operations for the year then ended.

Our Independent Registered Public Accounting Firm, Weiser LLP, has audited and issued a report on management’s assessment of our internal control over financial reporting. The report of Weiser LLP appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Medallion Financial Corp. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company’s documentation and oversight of the monitoring of certain of the loans and/or investments included in the portfolio of one of the Company’s subsidiaries, Medallion Capital, Inc. was inadequate. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company, and this report does not affect our report dated March 28, 2007 on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet including the consolidated schedule of investments, as of December 31, 2006 and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended, and our report dated March 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

Weiser LLP

New York, New York

March 28, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated by reference from the Company’s Definitive Proxy Statement expected to be filed by April 16, 2007 for its fiscal year 2007 Annual Meeting of Shareholders under the captions “Directors and Executive Officers of the Company and Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 16, 2007 for our fiscal year 2007 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 16, 2007 for our fiscal year 2007 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners” and “Management and Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 16, 2007 for our fiscal year 2007 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expect to be filed by April 16, 2007 for our fiscal year 2007 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  1. FINANCIAL STATEMENTS

The consolidated financial statements of Medallion Financial Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1.

3. EXHIBITS

Number		Description

2.1		Agreement and Plan of Merger, dated September 3, 2004, between Medallion Financial Corp., Medallion Taxi Media, Inc., Clear Channel Communications, Inc., and Checker Acquisition Corp. Filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on September 10, 2004 (File No. 814-00188) and incorporated by reference herein.

2.2		Amended and Restated Asset Purchase Agreement, dated October 17, 2005, by and among Medallion Financial Corp., Business Lenders, LLC, and BLL Acquisition LLC. Filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on October 18, 2005 (File No. 814-00188) and incorporated by reference herein.

3.1	(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 2(a) to the Company's Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

3.1	(b)	Amendment to Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 814-00188) and incorporated by reference herein.

3.2		Restated By-Laws. Filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.1		Third Amended and Restated Promissory Note, dated September 5, 2006, by Taxi Medallion Loan Trust I, in favor of Merrill Lynch Commercial Finance Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2006 (File No. 814-00188) and incorporated by reference herein.

4.2		Amended and Restated Revolving Secured Line of Credit Promissory Note, dated March 6, 2006, by Medallion Funding Corp., in favor of Atlantic Bank of New York. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 814-00188) and incorporated by reference herein.

4.3		Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated August 1, 2006, by Medallion Funding Corp., in favor of Atlantic Bank of New York. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2006 (File No. 814-00188) and incorporated by reference herein.

4.4		Amendment No. 2 to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated January 16, 2007, by Medallion Funding Corp., in favor of New York Commercial Bank, formerly known as Atlantic Bank of New York. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 17, 2007 (File No. 814-00188) and incorporated by reference herein.

4.5		Substitute Revolving Credit Note, dated August 14, 2006, by Medallion Financial Corp., in favor of Sterling National Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on August 16, 2006 (File No. 814-00188) and incorporated by reference herein.

4.5	Promissory Note, dated December 19, 2006, by Taxi Medallion Loan Trust II, in favor of Citicorp North America, Inc. (the “Managing Agent”) for the benefit of the lenders in the Managing Agent’s related lender group. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.1	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.3	Employment Agreement, dated August 3, 2006, by and between Medallion Financial Corp. and Michael Kowalsky. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.3	Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 814-00188) and incorporated by reference herein.*

10.4	Medallion Financial Corp. Amended and Restated 1996 Non-Employee Directors Stock Option Plan. Filed as Exhibit A to the Company’s Request Form on Amendment and the Order by the Commission approving the plan as of April 3, 2000 (File No. 812-11800) and incorporated by reference herein.*

10.5	2006 Employee Stock Option Plan. Filed as Exhibit II to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.6	Non-Employee Director Compensation Summary Sheet. Filed herewith.*

10.7	Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 814-00188) and incorporated by reference herein.

10.8	First Amendment of Lease, dated September 6, 2005, by and between Medallion Financial Corp. and Sage Realty Corporation. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2005 (File No. 814-00188) and incorporated by reference herein.

10.9	Amended and Restated Loan and Security Agreement dated as of September 13, 2003, by and among Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 814-00188) and incorporated by reference herein.

10.10	Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated August 12, 2004, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 814-00188) and incorporated by reference herein.

10.11	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated January 7, 2005, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 11, 2005 (File No. 814-00188) and incorporated by reference herein.

10.12	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated January 9, 2006, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 11, 2006 (File No. 814-00188) and incorporated by reference herein.

10.13	Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated September 5, 2006, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2006 (File No. 814-00188) and incorporated by reference herein.

10.14	Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated December 19, 2006, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.15	Loan and Sale Contribution Agreement, dated as of September 13, 2002, between Medallion Financial Corp. and Taxi Medallion Loan Trust I. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.16	Loan Sale and Exchange Agreement, dated as of September 13, 2002, between Medallion Financial Corp. and Medallion Funding Corp. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.17	Servicing Agreement, by and among Taxi Medallion Loan Trust I, Medallion Funding Corp., and Merrill Lynch Bank USA, dated as of September 13, 2002. Filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.18	Amendment to Servicing Agreement, by and among Taxi Medallion Loan Trust I, Medallion Funding Corp. and Merrill Lynch Commercial Finance Corp. as successor in interest to Merrill Lynch Bank USA, dated as of September 12, 2003. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 814-00188) and incorporated by reference herein.

10.19	Amendment No. 2 to Servicing Agreement, by and among Taxi Medallion Loan Trust I, Medallion Funding Corp. and Merrill Lynch Commercial Finance Corp. as successor in interest to Merrill Lynch Bank USA, dated as of September 1, 2004. Filed as Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 814-00188) and incorporated by reference herein.

10.20	Custodial Agreement, dated as of September 13, 2002, among the lenders thereto, Taxi Medallion Loan Trust I, Medallion Funding Corp. and Wells Fargo Bank Minnesota, N.A. Filed as Exhibit 10.8 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.21	Amended and Restated Trust Agreement, dated as of September 13, 2002, by and between Medallion Funding Corp. and Wachovia Trust Company, N.A. Filed as Exhibit 10.9 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.22	Amendment to Amended and Restated Trust Agreement, dated December 19, 2006, by and between Medallion Funding Corp. and U.S. Bank Trust, N.A., as successor-in-interest to Wachovia Trust Company, N.A. Filed herewith.

10.23	Loan and Security Agreement, dated April 26, 2004, by and between Medallion Financial Corp. and Sterling National Bank. Filed herewith. Filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 814-00188) and incorporated by reference herein.

10.24	First Amendment to Loan and Security Agreement, dated as of July 28, 2005, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 814-00188) and incorporated by reference herein.

10.25	Second Amendment to Loan and Security Agreement, dated August 14, 2006, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2006 (File No. 814-00188) and incorporated by reference herein.

10.26	Commitment Letter, dated March 1, 2006, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on March 8, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 814-00188) and incorporated by reference herein.

10.27	Commitment Letter, dated September 20, 2006, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on October 10, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2006 (File No. 814-00188) and incorporated by reference herein.

10.28	Loan And Security Agreement, dated as of December 19, 2006, among Taxi Medallion Loan Trust II, the persons from time to time party thereto as Conduit Lenders, the financial institutions from time to time party thereto as Committed Lenders, the financial institutions from time to time party thereto as Managing Agents, and Citicorp North America, Inc., as Administrative Agent. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.29	Servicing Agreement, dated as of December 19, 2006, among Medallion Funding Corp., Taxi Medallion Loan Trust II, and Citicorp North America, Inc. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.30	Loan Sale and Contribution Agreement, dated December 19, 2006, by and between Medallion Funding Corp. and Taxi Medallion Loan Trust II. Filed as Exhibit 10.4 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.31	Amended and Restated Trust Agreement, dated as of December 19, 2006, by and between Medallion Funding Corp. and U.S. Bank Trust, N.A. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

12.1	Computation of ratio of debt to equity. Filed herewith.

16.1	Letter, dated June 3, 2005, from Eisner LLP to the Securities and Exchange Commission, regarding change in certifying accountant of Medallion Financial Corp. Filed as Exhibit 16.1 to the Current Report on Form 8-K filed on June 3, 2005 (File No. 814-00188) and incorporated by reference herein.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

23.1	Consent of Weiser LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. and Medallion Bank. Filed herewith.

23.2	Consent of Eisner LLP, independent registered public accounting firm, related to report on financial statements of Medallion Financial Corp. and Medallion Bank. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

IMPORTANT INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by us or on our behalf, we note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond our control. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by, or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by us or that of any other person that the forward-looking statements contained in this Form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that we file from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any of our investors or potential investors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date:	March 27, 2007

By:	/s/ Alvin Murstein
Alvin Murstein Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alvin Murstein Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 27, 2007

/s/ Larry D. Hall Larry D. Hall	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2007

/s/ Andrew M. Murstein Andrew M. Murstein	President and Director	March 27, 2007

/s/ Henry L. Aaron Henry L. Aaron	Director	March 27, 2007

/s/ Mario M. Cuomo Mario M. Cuomo	Director	March 27, 2007

/s/ Henry D. Jackson Henry D. Jackson	Director	March 27, 2007

/s/ Stanley Kreitman Stanley Kreitman	Director	March 27, 2007

/s/ Frederick A. Menowitz Frederick A. Menowitz	Director	March 27, 2007

/s/ David L. Rudnick David L. Rudnick	Director	March 27, 2007

/s/ Lowell P. Weicker, Jr. Lowell P. Weicker, Jr.	Director	March 27, 2007

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Medallion Financial Corp.

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”), including the schedule of investments, as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in net assets, cash flows and the selected financial ratios and other data (see note 15) for the years ended. These financial statements and selected financial ratios and other data are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and selected financial ratios and other data based on our audits. The selected ratios and other data for the year ended December 31, 2004 have been audited by other auditor’s, whose report dated March 28, 2007 expressed an unqualified opinion on such selected ratios and other data.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and the selected financial ratios and other data referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of their operations, changes in net assets, and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 of the notes to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-based Payment” applying the modified prospective method at the beginning of the year ended December 31, 2006.

As discussed in Note 3 to the consolidated financial statements for the year ended December 31, 2005, the Company determined not to consolidate the accounts of a previously consolidated subsidiary, Medallion Bank and has recast such consolidated financial statements and schedule of investments for a change in the reporting entity. The effect of recasting the consolidated financial statements is to present Medallion Bank as a portfolio investment at fair market value and to reflect the changes in fair value of the investment rather than consolidate the accounts of Medallion Bank, which had no impact on net increase in net assets resulting from operations or basic or diluted net increase in net assets resulting from operations per common share. Accordingly, our report dated February 21, 2006, relating to our audit of the consolidated financial statements as of and for the year ended December 31, 2005 prior to the retrospective change described in Note 3 has been superceded.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”), and our report dated March 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of a material weakness.

Weiser LLP New York, New York March 28, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Medallion Financial Corp.

We have audited the consolidated statements of operations, changes in net assets, and cash flows and the selected ratios and other data (Note 15) of Medallion Financial Corp. and subsidiaries for the year ended December 31, 2004. These financial statements and the selected ratios and other data are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the selected ratios and other data based on our audit.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), prior to the change in the reporting entity described in Note 3, the consolidated balance sheet of Medallion Financial Corp. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in shareholder’s equity, and cash flows and the selected ratios and other data for the year then ended, (not presented herein) and in our report dated March 25, 2005, we expressed an unqualified opinion thereon. As described more fully in Note 3, the Company has recast its 2004 financial statements to present its wholly-owned bank as a portfolio investment at fair value and to reflect the changes in fair value of the investment rather than consolidate the accounts of the bank. Accordingly, our report dated March 25, 2005, relating to our audit of the financial statements and the selected ratios and other data as of and for the year ended December 31, 2004 prior to the retrospective change described in Note 3 has been superseded.

In our opinion, the financial statements and the selected ratios and other data referred to in the first paragraph present fairly, in all material respects the consolidated results of operations, changes in net assets, and cash flows and the selected ratios and other data of Medallion Financial Corp. and subsidiaries for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Florham Park, New Jersey

March 28, 2007

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
		(As adjusted)	(As adjusted)
Interest income on investments	$38,031,949	$33,649,871	$24,036,090
Dividends and interest income on short-term investments	1,059,099	696,309	362,363
Medallion lease income	543,867	464,750	434,315

Total investment income	39,634,915	34,810,930	24,832,768

Interest on floating rate borrowings	19,208,815	13,398,536	8,916,607
Interest on fixed rate borrowings	4,981,488	4,598,713	3,917,219

Total interest expense(1)	24,190,303	17,997,249	12,833,826

Net interest income	15,444,612	16,813,681	11,998,942

Gain on sales of loans	—	884,608	904,074
Other income	2,646,574	3,853,094	3,430,056

Total noninterest income	2,646,574	4,737,702	4,334,130

Salaries and benefits	8,192,731	9,554,489	8,441,822
Professional fees	1,955,521	1,945,153	1,406,779
Rent expense	1,265,933	1,338,492	1,243,826
Other operating expenses	3,511,616	4,145,573	4,990,832

Total operating expenses	14,925,801	16,983,707	16,083,259

Net investment income before income taxes(2)	3,165,385	4,567,676	249,813
Income tax (provision) benefit	—	13,924	(258,900)

Net investment income (loss) after income taxes	3,165,385	4,581,600	(9,087)

Net realized gains on investments	3,079,718	3,606,119	2,329,053

Net change in unrealized appreciation (depreciation) on investments	(591,405)	(6,338,641)	19,848,704
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	7,454,321	5,012,424	343,359

Net unrealized gains (losses) on investments	6,862,916	(1,326,217)	20,192,063

Net realized/unrealized gains on investments	9,942,634	2,279,902	22,521,116

Net increase in net assets resulting from operations	$13,108,019	$6,861,502	$22,512,029

Net increase in net assets resulting from operations per common share
Basic	$0.76	$0.40	$1.25
Diluted	0.74	0.39	1.22

Dividends declared per share	$0.70	$0.54	$0.37

Weighted average common shares outstanding
Basic	17,293,665	17,087,034	18,001,604
Diluted	17,761,039	17,552,228	18,424,518

(1)	Average borrowings outstanding were $425,062,000, $377,874,000, and $282,120,000, and the related average borrowings costs were 5.69%, 4.76%, and 4.54% for the years ended December 31, 2006, 2005, and 2004.

(2)	Includes $1,890,775, $1,752,544, and $1,393,282 of net revenues received from Medallion Bank for the years ended December 31, 2006, 2005, and 2004 primarily for servicing fees, loan origination fees, and expense reimbursements. See note 12 for additional information.

The accompanying notes and independent auditors’ report should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
		(As adjusted)
Assets
Medallion loans, at fair value	$428,248,589	$375,263,403
Commercial loans, at fair value	88,206,661	91,485,479
Investment in Medallion Bank and other controlled subsidiaries, at fair value	50,448,032	40,335,393
Equity investments, at fair value	16,068,243	23,137,661
Investment securities, at fair value	9,961,111	—

Net investments ($405,817,000 at December 31, 2006 and $380,267,000 at December 31, 2005 pledged as collateral under borrowing arrangements)	592,932,636	530,221,936
Cash ($865,000 at December 31, 2006 and $574,000 December 31, 2005 restricted as to use by lender)	15,398,740	22,808,388
Accrued interest receivable	2,177,694	2,383,083
Fixed assets, net	525,472	454,659
Goodwill, net	5,007,583	5,007,583
Other assets, net	15,562,763	12,479,159

Total assets	$631,604,888	$573,354,808

Liabilities
Accounts payable and accrued expenses	$5,057,204	$4,326,282
Accrued interest payable	1,783,258	1,759,737
Floating rate borrowings	377,886,424	323,664,950
Fixed rate borrowings	77,250,000	77,250,000

Total liabilities	461,976,886	407,000,969

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred Stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 18,799,766 shares at December 31, 2006 and 18,546,648 shares at December 31, 2005 issued)	187,998	185,271
Treasury stock at cost (1,373,351 shares at December 31, 2006 and December 31, 2005)	(12,611,113)	(12,611,113)
Capital in excess of par value	176,849,296	175,259,730
Accumulated undistributed net investment income (loss)	5,198,189	12,184,268
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation (depreciation) on investments	3,632	(8,664,317)

Total shareholders’ equity (net assets)	169,628,002	166,353,839

Total liabilities and shareholders’ equity	$631,604,888	$573,354,808

Number of common shares outstanding	17,426,415	17,173,297
Net asset value per share	$9.73	$9.69

The accompanying notes and independent auditors’ report should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2006	2005	2004
Net investment income (loss) after income taxes	$3,165,385	$4,581,600	$(9,087)
Net realized gains on investments	3,079,718	3,606,119	2,329,053
Net unrealized gains (losses) on investments	6,862,916	(1,326,217)	20,192,063

Net increase in net assets resulting from operations	13,108,019	6,861,502	22,512,029

Investment income, net	(6,049,535)	(4,894,078)	(2,582,055)
Realized gain from investment transactions, net	(5,376,614)	(3,633,069)	(3,351,572)

Dividends and distributions to shareholders(1)	(11,426,149)	(8,527,147)	(5,933,627)

Exercise of stock options	1,592,293	1,166,830	264,598
Treasury stock acquired	—	(3,608,731)	(8,570,798)

Capital share transactions	1,592,293	(2,441,901)	(8,306,200)

Cumulative effect of foreign currency translation	—	—	72,861

Total increase (decrease) in net assets	3,274,163	(4,107,546)	8,345,063
Net assets at the beginning of the year	166,353,839	170,461,385	162,116,322

Net assets at the end of the year(2)	$169,628,002	$166,353,839	$170,461,385

Capital share activity
Common stock authorized, beginning of year	18,546,648	18,328,450	18,273,112
Exercise of stock options	253,118	218,198	55,338

Common stock authorized, end of year	18,799,766	18,546,648	18,328,450

Treasury stock, beginning of year	(1,373,351)	(983,451)	(30,934)
Treasury stock acquired	—	(389,900)	(952,517)

Treasury stock, end of year	(1,373,351)	(1,373,351)	(983,451)

Common stock outstanding	17,426,415	17,173,297	17,344,999

(1)	Dividends declared were $0.66, $0.50, and $0.33 per share for the years ended December 31, 2006, 2005, and 2004.

(2)	Includes $1,368,000 of undistributed net investment income at December 31, 2006.

The accompanying notes and independent auditors’ report should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
		(As adjusted)	(As adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$13,108,019	$6,861,502	$22,512,029
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	415,412	579,383	591,830
Amortization of origination costs	509,684	1,480,468	1,489,440
Increase in net unrealized depreciation on investments	591,405	6,338,641	5,140,294
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(7,454,321)	(5,012,424)	(343,359)
Net realized gains on investments	(3,079,718)	(3,606,119)	(2,329,053)
Stock-based compensation expense	342,024	—	—
(Increase) decrease in accrued interest receivable	205,389	(763,450)	(34,612)
(Increase) decrease in other assets, net	(2,019,252)	881,328	1,777,214
Increase (decrease) in accounts payable and accrued expenses	731,433	(3,825,039)	942,181
Increase in accrued interest payable	23,521	3,281	559,208
Gain on sales of loans	—	(884,608)	(904,074)
Decrease in servicing fee receivable	—	182,957	786,428
Gain on sale of Media	—	—	(24,989,099)

Net cash provided by operating activities	3,373,596	2,235,920	5,198,427

CASH FLOWS USED FOR INVESTING ACTIVITIES
Investments originated	(309,760,483)	(279,545,011)	(190,032,559)
Proceeds from principal receipts, sales, and maturities of investments	293,920,109	212,094,347	150,762,503
Banco portfolio acquisition	(35,703,391)	—	—
Investments in Medallion Bank and other controlled subsidiaries, net	(2,658,319)	(901,904)	(10,792,471)
Capital expenditures	(486,224)	(350,579)	(250,357)
Cash received for sold BLL SBA Section 7 (a) loans	—	20,472,386	—

Net cash used for investing activities	(54,688,308)	(48,230,761)	(50,312,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from floating rate borrowings	269,655,946	130,431,933	165,493,591
Repayments of floating rate borrowings	(215,434,472)	(81,727,539)	(121,052,737)
Proceeds from fixed rate borrowings	—	12,815,000	7,500,000
Proceeds from exercise of stock options	1,244,739	1,166,830	264,598
Payments of declared dividends	(11,426,149)	(8,527,147)	(5,933,627)
Commitment fees on SBA leverage	(135,000)	—	—
Purchase of treasury stock at cost	—	(3,608,731)	(8,570,798)

Net cash provided by financing activities	43,905,064	50,550,346	37,701,027

NET INCREASE / (DECREASE) IN CASH	(7,409,648)	4,555,505	(7,413,430)
CASH, beginning of year	22,808,388	18,252,883	25,666,313

CASH, end of year	$15,398,740	$22,808,388	$18,252,883

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$23,713,195	$16,802,132	$12,670,156
Cash paid during the year for income taxes	—	—	717,169
Non-cash investing activities-net transfers to (from) other assets	—	3,582,394	1,439,831

The accompanying notes and independent auditors’ report should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp. (the Company) is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a Business Development Company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans. As an adjunct to the Company's taxicab medallion finance business, the Company had wholly owned portfolio investments which conducted taxicab rooftop advertising through two subsidiaries, the primary operator Medallion Taxi Media, Inc. (Media), and a small operating subsidiary in Japan (MMJ), (together MTM). During the 2004 third quarter, Media was merged with and into a subsidiary of Clear Channel Communications, Inc. (CCU), and MMJ was sold in a stock sale to its management. (See Note 4).

The Company also conducts business through Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business; and Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans. MFC, MCI, and FSVC, as SBICs, are regulated and financed in part by the SBA. Until October 2005, the Company also conducted business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) Section 7(a) program. On October 17, 2005, the Company completed the sale of the loan portfolio and related assets of BLL. In connection with this transaction, the Company sold assets in the amount of $22,799,000, less liabilities assumed by the buyer in the amount of $2,327,000. The assets were sold at book value, and therefore no gain or loss, excluding transaction costs, was recognized as a result of this transaction. For 2005, BLL generated net decease in net assets resulting from operations of $1,003,000, compared to a net decrease of $419,000 for 2004, and BLL’s net investment loss after taxes was $696,000, compared to a loss of $201,000 in 2004

In December 2006, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust II (Trust II), for the purpose of owning medallion loans originated by MFC or others. Trust II is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust II, will be entitled to be satisfied out of Trust II’s assets prior to any value in Trust II becoming available to Trust II’s equity holders. The assets of Trust II, aggregating $71,884,000 at December 31, 2006, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust II. Trust II’s loans are serviced by MFC.

In September 2006, and previously in June 2003, MFC established several wholly-owned subsidiaries which, along with an existing subsidiary (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions which are leased to fleet operators while being held for long-term appreciation in value.

A wholly-owned portfolio investment of ours, Medallion Bank (MB), a Federal Deposit Insurance Corporation (FDIC) insured industrial bank that originates medallion loans, commercial loans, and consumer loans, raises deposits, and conducts other banking activities (see notes 3 and 4). MB was capitalized on December 16, 2003, with $22,000,000 from the Company. On December 22, 2003, upon satisfaction of the conditions set forth in the FDIC’s order of October 2, 2003 approving MB’s application for federal deposit insurance, the FDIC certified that the deposits of each depositor in MB were insured to the maximum amount provided by the Federal Deposit Insurance Act and MB opened for business. MB is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies.

MB is not an investment company, and therefore, is not consolidated with the Company, but instead is treated as a portfolio investment. It was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions (licenses), 2) asset-based commercial loans, and 3) SBA 7(a) loans. The loans are marketed and serviced by MB’s affiliates who have extensive prior experience in these asset groups. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. Additionally, MB began issuing brokered certificates of deposit in January 2004, and purchased over $84,150,000 of taxicab medallion and asset-based loans from affiliates of the Company. On April 1, 2004, MB purchased a consumer loan portfolio with a principal amount of $84,875,000, net of $4,244,000, or 5.0%, of unrealized depreciation, from an unrelated financial institution for consideration of $86,309,000. The purchase was funded with $7,700,000 of additional capital contributed by the Company and with deposits raised by MB. The purchase included a premium of approximately $5,678,000 to the book value of assets acquired, which MB amortizes to interest income over the expected life of the acquired loans, and which is carried in other assets on MB’s balance sheets.

In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others. The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. The assets of the Trust, aggregating $327,202,000 at December 31, 2006 and $344,594,000 at December 31, 2005, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust. The Trust’s loans are serviced by MFC.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for MB and MTM. All significant intercompany transactions, balances, and profits have been eliminated in consolidation. As non-investment companies, MB and MTM are not consolidated with the Company, which is an investment company under the 1940 Act. See Note 3 regarding the 2006 change in reporting entity, and note 4 for the presentation of financial information for MB and MTM. Because of the change in the reporting entity described in note 3, our financial condition and results of operations included in this annual report for the years ended December 31, 2005, 2004, and 2003, including for any interim periods presented, have been adjusted to reflect the change retrospectively for all periods and information presented.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (mortgage backed bonds), in total representing 13% and 12% of the investment portfolio at December 31, 2006 and 2005, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $15,966,000 and $23,031,000 at December 31, 2006 and 2005, and non-marketable securities of $50,590,000 and $40,442,000 in the respective years, which included $50,448,000 and $40,335,000, respectively, related to portfolio investments in controlled subsidiaries. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Our investments in Medallion Bank and Medallion Taxi Media, as wholly owned portfolio investments, were also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s and Medallion Taxi Media’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 4.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 72% and 71% of the Company's investment portfolio at December 31, 2006 and 2005 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 79% and 76% were in New York City at December 31, 2006 and 2005. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (15% and 17% at December 31, 2006 and 2005) represents loans to various commercial enterprises, in a variety of industries, including wholesaling, food services, financing, broadcasting, communications, real estate, and lodging. These loans are made primarily in the metropolitan New York City area, and historically included loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities, were 8%, 3%, and 2% at December 31, 2006, compared to 8%, 4%, and 0% at December 31, 2005.

On a managed basis, which includes the investments of MB after eliminating the Company’s investment in MB and other controlled subsidiaries , medallion loans were 63% and 62% at December 31, 2006 and 2005 (82% and 78% in New York City), commercial loans were 18% and 20%, and 13% and 12% were consumer loans in all 50 states collateralized by recreational vehicles, boats, and trailers. Equity investments and investment securities were 2% and 4% at December 31, 2006, and were 3% each at December 31, 2005.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2006, and 2005, net origination costs totaled approximately $631,000 and $960,000. Amortization expense for the years ended December 31, 2006, 2005, and 2004 was $510,000, $1,480,000, and $1,489,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At December 31, 2006 and 2005, there were no premiums or discounts on investment securities, and no income accretion or amortization for 2006, 2005, and 2004.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At December 31, 2006, 2005, and 2004, total non-accrual loans were approximately $13,670,000, $22,641,000, and $28,523,000, and represented 2%, 4%, and 5% of the gross medallion and commercial loan portfolio at each yearend. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $5,281,000, $6,744,000, and $6,016,000 as of December 31, 2006, 2005, and 2004, of which $2,103,000, $2,904,000, and $2,812,000 would have been recognized in the years ended December 31, 2006, 2005, and 2004.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125” (SFAS 140). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The principal portion of loans serviced for others by the Company was approximately $168,463,000 and $138,524,000 at December 31, 2006 and 2005, and included $153,271,000 and $129,391,000 of loans serviced for MB.

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

The activity in the reserve for servicing fee receivable follows:

	Year Ended December 31,
	2006	2005	2004
Beginning Balance	$—	$1,036,500	$1,037,500
Reversal related to sale of servicing asset	—	(1,063,000)	(1,000)
Increases (decreases) charged to operations	—	26,500	—

Ending Balance	$—	$—	$1,036,500

The Company also had the option to sell the unguaranteed portions of loans to third party investors. The gain or loss on such sales was calculated in accordance with SFAS No. 140. The Company had no sales of unguaranteed portions of loans to third party investors for the years ended December 31, 2006, 2005, and 2004. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments was $4,000, ($8,664,000), and ($7,618,000) as of December 31, 2006, 2005, and 2004. Our investments in Medallion Bank and Medallion Taxi Media, as wholly owned portfolio investments, were also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s and Medallion Taxi Media’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See note 3 for change in the reporting entity and note 4 for the presentation of financial information for Medallion Bank and Medallion Taxi Media.

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments for the years ended December 31, 2006, 2005, and 2004.

	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2003	($7,917,791)	$287,045	($317,361)	($7,948,107)
Increase in unrealized
Appreciation on investments	—	2,820,058	—	2,820,058
Depreciation on investments	(4,209,093)	(2,429,333)	(512,279)	(7,150,705)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	3,335,740	7,588	317,359	3,660,687
Other (1)	1,000,000	—	—	1,000,000

Balance December 31, 2004	(7,791,144)	685,358	(512,281)	(7,618,067)
Increase in unrealized
Appreciation on investments	157,693	(520,105)	—	(362,412)
Depreciation on investments	(1,924,733)	(1,022,404)	(1,123,136)	(4,070,273)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	1,485,883	—	1,485,883
Losses on investments	308,870	—	238,667	547,537
Reversal of reserves on sold SBA Section 7(a) loans	1,339,875	—	—	1,339,875
Other	13,140	—	—	13,140

Balance December 31, 2005	(7,896,299)	628,732	(1,396,750)	(8,664,317)
Increase in unrealized
Appreciation on investments	—	4,235,738	920,206	5,155,944
Depreciation on investments	824,037	(172,978)	—	651,059
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(2,578,646)	—	(2,578,646)
Losses on investments	4,016,566	—	1,423,026	5,439,592

Balance December 31, 2006	($3,055,696)	$2,112,846	$946,482	$3,632

(1)	Reflects the reclassification of a reserve related to collateral appreciation participation loans to accounts payable and accrued expenses.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio.

	Year Ended December 31,
	2006	2005	2004
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$4,235,738	$1,136,016	$2,820,058
Unrealized depreciation	(7,185,269)	(1,319,686)	(6,638,426)
Net unrealized appreciation on investment in MB and other controlled subsidiaries	7,454,321	5,012,424	343,359
Realized gains	(2,578,646)	(5,514,345)	(2,676,074)
Realized losses	4,016,566	482,510	3,343,328
Unrealized gains (losses) on foreclosed properties	920,206	(1,123,136)	(512,281)
Unrealized gain on the sale of Media	—	—	23,512,099

Total	$6,862,916	($1,326,217)	$20,192,063

Net realized gains on investments
Realized gains	$2,578,646	$5,514,345	$5,628,629
Realized losses	(4,016,566)	(918,896)	(3,343,328)
Other gains	5,997,294	2,533,099	—
Direct recoveries (charge-offs)	(1,483,783)	(3,522,429)	21,526
Realized gains on foreclosed properties	4,127	—	22,226

Total	$3,079,718	$3,606,119	$2,329,053

Goodwill

Effective January 1, 2002, coincident with the adoption of SFAS No.142, “Goodwill and Intangible Assets,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for 2006, 2005, and 2004. The Company conducts annual appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $415,000, $579,000, and $592,000 for the years ended December 31, 2006, 2005, and 2004.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense was $634,000, $1,192,000, and $1,689,000 for the years ended December 31, 2006, 2005, and 2004. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts on the balance sheet for all of these purposes were $2,247,000 and $1,875,000 as December 31, 2006 and 2005.

Federal Income Taxes

The Company and each of its major subsidiaries other than MB and Media (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company's and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company qualified and filed its federal tax returns as a RIC for 2005 and 2004, and anticipates qualifying and filing as a RIC for 2006. Income tax (provision) benefit reported on the consolidated statements of operations were $0, $14,000, and ($259,000) for the years ended December 31,

2006, 2005, and 2004, and primarily related to the taxes owed by or refunds due from a limited partnership investment of MCI, and in 2004 also related to tax payments made that related to the 2003 taxable year.

MB and Media are not RICs and are taxed as regular corporations. For 2004, Media filed a partial year tax return covering the period prior to the merger with CCU. The Trust and Trust II are not subject to federal income taxation instead their taxable income is treated as having been earned by MFC.

During 2004, BLL changed its tax status from that of a disregarded “pass-through” entity of the Company to that of a company taxable as a corporation. For 2005 and 2004, BLL had no tax liability as a result of this election.

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

The table below shows the calculation of basic and diluted EPS.

	Years Ended December 31,
	2006	2005	2004
Net increase in net assets resulting from operations available to common shareholders	$13,108,019	$6,861,502	$22,512,029

Weighted average common shares outstanding applicable to basic EPS	17,293,665	17,087,034	18,001,604
Effect of dilutive stock options	467,374	465,194	422,914

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,761,039	17,552,228	18,424,518

Basic earnings per share	$0.76	$0.40	$1.25
Diluted earnings per share	0.74	0.39	1.22

Potentially dilutive common shares excluded from the above calculations aggregated 611,762, 585,677, and 721,840 shares as of December 31, 2006, 2005, and 2004.

Dividends to Shareholders

The table below shows the tax character of distributions for tax reporting purposes.

	Years Ended December 31,
	2006	2005	2004
Dividends paid from
Investment income, net	$6,049,535	$4,894,078	$2,582,055
Realized gain from investment transactions, net	5,376,614	3,633,069	3,351,572

Total dividends	$11,426,149	$8,527,147	$5,933,627

Our ability to make dividend payments is restricted by SBA regulations and under the terms of the SBA debentures. As of December 31, 2006, the Company anticipates paying an estimated $1,368,000 of ordinary income dividends for tax purposes by September 15, 2007.

Stock Compensation

The Company applies SFAS No. 123 (Revised), “Share-Based Payment” (SFAS No. 123R), and related interpretations in accounting for its stock option plans effective January 1, 2006, and accordingly, the Company recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected in net increase in net assets resulting from operations, for both any new grants, as well as for all unvested options outstanding at December 31, 2005, in both cases using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option. Previously, the Company applied APB Opinion No. 25 and related Interpretations in accounting for all the plans. Accordingly, no compensation cost was recognized under these plans, and the Company followed the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure.

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During 2006, the Company issued 207,162 shares of stock-based option awards, and recognized $342,000 or $0.02 per diluted common share of non-cash stock-based compensation expense related to the option grants. During 2005 and 2004, the Company issued 38,000 and 284,204 shares of stock-based option awards, and would have recognized $319,100 or $0.02 per share and $150,717 or $0.01 per share, respectively, of non-cash stock-based compensation expense. As of December 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options was approximately $394,000, which is expected to be recognized over the next sixteen quarters (see note 7).

Had the compensation cost for the Company’s stock-based compensation plan been determined under the fairvalue recognition provisions in SFAS No. 123 prior to the date of adopting SFAS No. 123R, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts below for the years ended December 31 2005 and 2004.

	2005	2004
Net increase in net assets resulting from operations	$6,861,502	$22,512,029
Add: stock-based employee compensation expense determined under APB No.25, included in net increase in net assets resulting from operations	—	—
Less: stock-based employee compensation expense determined under fair value method	(319,100)	(150,717)

Net increase in net assets resulting from operations, pro forma	$6,542,402	$22,361,312

Net value per share
Basic-as reported	$0.40	$1.25
Basic-pro forma	0.38	1.24

Diluted-as reported	0.39	1.22
Diluted-pro forma	0.37	1.21

Derivatives

The Company had no interest rate cap agreements or other derivative investments outstanding during 2006, 2005, and 2004.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3) CHANGE IN THE REPORTING ENTITY

Since MB commenced operations in December 2003, the Company had historically consolidated MB’s financial statements with those of its own. Although MB is not an investment company, and SEC rules generally do not permit investment companies such as the Company to consolidate the financial statements of non-investment companies, such as MB, the Company had sought and obtained a letter from the SEC in March 2004 permitting such consolidation. We believed that consolidating MB provided a more complete and accurate representation of the Company’s full scope of operations, and its complete financial position and results of operations.

During August 2006, the Company filed a registration statement on Form N-2 which the SEC staff reviewed and on which they provided comments, including those relating to the consolidation of the accounts of MB. Based on discussion with the SEC staff, the Company determined during the 2006 fourth quarter to voluntarily not consolidate MB and present MB as a portfolio company. We determined that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly, the Company has retrospectively applied this change to the financial statements of all prior periods presented, including previously issued interim periods presented. The effect of this retrospective application is to present the Company’s financial position and results of operations as if MB had not been consolidated for all periods presented and to present MB as an unconsolidated portfolio investment. Although this creates in the reported levels of assets, liabilities, revenues, and expenses, our net increase in net assets resulting from operations, shareholders’ equity, and the related amounts per common share are unchanged.

The following table presents certain appropriate financial statement captions as previously reported consolidating MB with the Company, and compares them to the current presentation which does not consolidate MB as of and for the years ended December 31, 2005 and 2004.

	Year ended December 31, 2005 (1)
	As Previously Reported, Consolidated With MB	As Currently Reported, Not Consolidated With MB	Change
Investment income	$57,173,000	$34,811,000	($22,362,000)
Interest expense	24,397,000	17,997,000	(6,400,000)

Net interest income	32,776,000	16,814,000	(15,962,000)

Net investment income after income taxes	13,462,000	4,582,000	(8,880,000)
Net realized/unrealized gains (losses) on investments	(6,600,000)	2,280,000	8,880,000

Net increase in net assets resulting from operations	$6,862,000	$6,862,000	$—

Net increase in net assets resulting from operations per diluted common share	$0.39	$0.39

Total investments	$723,253,000	$530,222,000	($193,031,000)
Total assets	$792,973,000	$573,354,000	($219,619,000)
Total liabilities	$626,619,000	$407,000,000	($219,619,000)
Total shareholders’ equity	$166,354,000	$166,354,000	$—
Net asset value per share	$9.69	$9.69	$—

	Year ended December 31, 2004 (1)
	As Previously Reported, Consolidated With MB	As Currently Reported, Not Consolidated With MB	Change
Investment income	$39,119,000	$24,833,000	($14,286,000)
Interest expense	16,063,000	12,834,000	(3,229,000)

Net interest income	23,056,000	11,999,000	(11,057,000)

Net investment income after income (loss) taxes	5,427,000	(9,000)	(5,436,000)
Net realized/unrealized gains (losses) on investments	17,085,000	22,521,000	5,436,000

Net increase in net assets resulting from operations	$22,512,000	$22,512,000	$—

Net increase in net assets resulting from operations per diluted common share	$1.22	$1.22	$—

(1)	See note 8 for the retrospective application of the change in the reporting entity to the Company’s previously issued interim financial information provided.

(4) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

Medallion Bank

The following table presents MB’s statement of operations and other valuation adjustments on other controlled subsidiaries for the years ended December 31, 2006, 2005, and 2004.

	Year ended December 31,
Dollars in thousands	2006	2005	2004
Statement of operations
Investment income	$29,975,414	$22,402,976	$14,326,203
Interest expense	10,453,732	6,413,603	3,244,540

Net interest income	19,521,682	15,989,373	11,081,663
Noninterest income	490,127	408,048	135,891
Operating expenses	6,289,009	5,543,734	3,869,221

Net investment income before income taxes	13,722,800	10,853,687	7,348,333
Income tax provision	4,387,959	1,973,020	1,911,837

Net investment income after income taxes	9,334,841	8,880,667	5,436,496
Net realized/unrealized (losses) of Medallion Bank and other controlled subsidiaries (1)	(1,880,520)	(3,868,343)	(5,093,137)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$7,454,321	$5,012,424	$343,359

(1)	Includes $1,450,068, ($230,649), and ($2,826,598) of net realized/unrealized gains (losses) of controlled subsidiaries other than Medallion Bank for the years ended December 31, 2006, 2005, and 2004.

The following table presents MB’s balance sheets and the net investment in other controlled subsidiaries as of December 31, 2006 and 2005.

	2006	2005
Loans	$267,839,793	$216,707,937
Investment securities, at fair value	21,682,923	18,092,838

Net investments ($0 pledged as collateral under borrowing arrangements at December 31, 2006 and 2005)	289,522,716	234,800,775
Cash ($0 at December 31, 2006 and $0 December 31, 2005 restricted as to use by lender)	14,698,919	20,227,118
Other assets, net	5,209,015	4,180,998

Total assets	$309,430,650	$259,208,891

Other liabilities	$832,396	$446,363
Payable to parent	267,247	519,002
Fixed rate borrowings	261,483,540	219,107,214

Total liabilities	262,583,183	220,072,579
Medallion Bank equity	46,847,467	39,136,312

Total liabilities and equity	$309,430,650	$259,208,891

Investment in other controlled subsidiaries	$3,373,318	$680,069
Total investment in Medallion Bank and other controlled subsidiaries	50,488,032	40,335,393

The following paragraphs summarizes the accounting and reporting policies of MB, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At December 31, 2006 and 2005, the net premium on investment securities totaled $245,000 and $463,000, and amortization expense was $160,000, $177,000, and $81,000 for 2006, 2005, and 2004.

MB’s policies regarding nonaccrual of medallion and commercial loans are the same as those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. As a result, these loans are not typically placed on nonaccrual, but are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At December 31, 2006, $504,000 of consumer loans to individuals in bankruptcy, representing less than 1% of consumer loans, were placed on nonaccrual. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $22,000 in 2006. None of MB’s medallion or commercial loans were on nonaccrual as of December 31, 2006 and 2005.

Medallion Bank’s loan and investment portfolios are valued similarly to those of the Company, and the consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000 of which $986,000, $1,511,000 and $1,288,000 was amortized into interest income during 2006, 2005, and 2004. The premium amounts on the balance sheet were $1,893,000 and $2,879,000 as of December 2006 and 2005. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described previously in note 2.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due By Period						December 31,		Interest Rate (1)
	2007	2008	2009	2010	2011	Thereafter	2006	2005
Certificates of deposit	$111,869,000	$76,655,000	$68,460,000	$4,500,000	$—	$—	$261,484,000	$219,107,000	4.36%

(1)	Weighted average contractual rate as of December 31, 2006.

In January 2004, MB commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to MB. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2006 and 2005 was $999,000 and $747,000, and $699,000 $585,000, and $395,000 was amortized to interest expense during 2006, 2005, and 2004. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

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

The following table represents MB’s actual capital amounts and related ratios as of December 31, 2006 and 2005, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of December 31, 2006, MB meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory		December 31, 2006	December 31, 2005
	Minimum	Well-capitalized
Tier I capital			$47,093,000	$39,379,000
Total capital			50,680,000	42,288,000
Average assets			299,479,000	249,314,000
Risk-weighted assets			284,524,000	230,614,000
Leverage ratio (1)	4%	5%	15.7%	15.8%
Tier I capital ratio (2)	4	6	16.6	17.1
Total capital ratio (2)	8	10	17.8	18.3

(1)	Calculated by dividing Tier I capital by average assets.

(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

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

The following table presents MTMs combined statements of operations, where applicable, through the respective dates of sale in September 2004. As a result of the sale of MTM during the 2004 third quarter, there was no balance sheet for MTM as of December 31, 2006 and 2005.

Period Ended September 30,
2004 (1)
Advertising revenue	$4,302,993
Cost of fleet services	3,305,579

Gross profit	997,414
Depreciation and other non cash adjustments	860,431
Other operating expenses	3,031,722

Loss from operations	(2,894,739)
Other income	—

Loss before taxes	(2,894,739)
Income tax provision	2,005

Net loss	($2,896,744)

(1)	Represents combined statements of operations through the respective dates of sale in September 2004.

The Company charged Media $94,000 in 2004 for salaries and benefits and corporate overhead paid by the Company on Media’s behalf. During 2004, these amounts owed by Media and MMJ to the Company were contributed to Media and MMJ as equity.

In July 2001, through its subsidiary MMJ, the Company acquired certain assets and assumed certain liabilities of a taxi advertising operation similar to those operated by Media in the US, which had advertising rights on approximately 4,800 cabs servicing various cities in Japan. The terms of the agreement provided for an earn-out payment to the sellers based on average net income over the next three years. MMJ accounted for approximately 6% of MTM’s combined revenue during 2004.

(5) FLOATING RATE BORROWINGS

The outstanding balances of floating rate borrowings were as follows:

	Payments Due By Period
Dollars in thousands	2007	2008	2009	2010	2011	Thereafter	December 31, 2006	December 31, 2005	Interest Rate (1)
Revolving lines of credit	$—	$282,260	$66,489	$—	$—	$—	$348,749	$304,453	5.52%
Notes payable to banks	12,265	108	2,837	—	—	—	15,210	8,550	7.41
Margin loan	13,927	—	—	—	—	—	13,927	10,662	6.19

Total	$26,192	$282,368	$69,326	$—	$—	$—	$377,886	$323,665	5.62

(1)	Weighted average contractual rate as of December 31, 2006.

(A) REVOLVING LINES OF CREDIT

In December 2006, Trust II entered into a revolving line of credit agreement with Citibank N.A., to provide up to $125,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (Citi line), of which $66,489,000 was outstanding at December 31, 2006. Borrowings under Trust II’s revolving line of credit are collateralized by Trust II’s assets. MFC is the servicer of the loans owned by Trust II. The Citi line, of which $66,489,000 was outstanding at December 31, 2006, includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The Citi line matures in December 2009. The interest rate is a pooled short-term commercial paper rate, which approximates LIBOR (5.32% at December 31, 2006), plus 0.35% with a facility fee of 0.125% on the aggregate Citi line.

In September 2002, and as renegotiated in September 2003, January 2005, January 2006, and September 2006, the Trust entered into a revolving line of credit agreement (amended) with Merrill Lynch Commercial Finance Corp., as successor to Merrill Lynch Bank, USA (MLB) to provide up to $375,000,000 of financing to acquire medallion loans from MFC (MLB line), of which $282,260,000 was outstanding at December 31, 2006. Borrowings under the Trust’s revolving line of credit are collateralized by the Trust’s assets. MFC is the servicer of the loans owned by the Trust. The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The MLB line matures in September 2008. Effective January 2005, the interest rate was generally LIBOR (5.32% at December 31, 2006) plus 0.75% with an unused facility fee of 0.375% on unused amounts up to $250,000,000, and effective September 2003, was LIBOR plus 1.25% and 0.125%. The facility fees were $500,000 in September 2006, $200,000 in February 2006, $200,000 in January 2006, $300,000 in September 2005, $900,000 in September 2004, and $375,000 in September 2003; and $219,000 remains to be paid prorata over the next seven quarters.

(B) NOTES PAYABLE TO BANKS AND MARGIN LOAN

In December 2006, the Company entered into an additional margin loan agreement with Bear Stearns & Co. Inc. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is generally available at 99% of the current fair market value of the securities, or $9,974,000 as of December 31, 2006. The margin loan bears interest at LIBOR (5.32% at December 31, 2006) plus 0.50%. As of December 31, 2006, $9,978,000 had been drawn down under this margin loan.

In December 2006, certain operating subsidiaries of MFC entered into an aggregate $966,000 of note agreements with New York Commercial Bank, collateralized by certain taxicab medallions owned by Medallion Chicago of which $966,000 was outstanding at December 31, 2006. The note agreements bear interest at 6.50%, payable monthly. The notes mature December 9, 2009, and are guaranteed by the Company. Principal and interest payments of $8,000 are due monthly, with the balance due at maturity.

In October 2006, certain operating subsidiaries of MFC entered into an aggregate $840,000 of note agreements with Metropolitan Bank of New York, collateralized by certain taxicab medallions owned by Medallion Chicago of which $834,000 was outstanding at December 31, 2006. The note agreements bear interest at 6.75%, payable monthly. The notes mature October 30, 2009, and are guaranteed by the Company. Principal and interest payments of $7,000 are due monthly, with the balance due at maturity.

On January 25, 2005, MFC entered into a $4,000,000 revolving note agreement with Atlantic Bank of New York that matured on December 1, 2005, and which maturity was extended by Atlantic Bank to February 1, 2006, and which was further extended to August 1, 2007. On March 6, 2006, the line of credit was increased to $6,000,000. The line is secured by medallion loans of MFC that are in process of being sold to the Trust, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate (8.25% at December 31, 2006) minus 0.25%, payable monthly. As of December 31, 2006, $3,075,000 had been drawn down under this line.

In November 2004, the Company entered into a margin loan agreement with Bear Stearns & Co. Inc. The margin loan is secured by the pledged stock of CCU held by the Company, and is generally available at 60% of the current fair market value of the CCU stock, or $13,630,000 as of December 31, 2006. The margin loan bears interest at the federal funds rate (5.25% at December 31, 2006) plus 0.75%. As of December 31, 2006, $3,953,000 had been drawn down under this margin loan.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that matured on April 25, 2005, and which maturity was extended by Sterling National Bank for 60 days. On June 28, 2005, the maturity date was further extended to July 31, 2005. On July 28, 2005, the note agreement was amended, and the maturity date was extended until June 30, 2006. On June 15, 2006, the maturity date was extended to August 31, 2006, and on August 14, 2006, the line was further extended to June 30, 2007 and was increased to $20,000,000. The line is secured by certain pledged assets of the Company and MBC, and is subject to periodic borrowing base requirements. Effective August 2006, the line bears interest, payable monthly, at LIBOR (5.32% at December 31, 2006) plus 2.0% with no unused fee, and prior to that was at the prime rate, and was subject to an unused fee of 0.125%. As of December 31, 2006, $7,500,000 had been drawn down under this line.

On July 11, 2003, certain operating subsidiaries of MFC entered into an aggregate $1,700,000 of note agreements with Atlantic Bank of New York and Israel Discount Bank, collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,254,000 was outstanding at December 31, 2006. Effective July 2006, the note agreements bear interest at LIBOR plus 1.50%, or 7.04%, and prior to that at LIBOR plus 2%, adjusted annually, payable monthly. The notes matured July 8, 2006, and in July 2006 the maturity dates of the notes were extended until August 1, 2009. Principal and interest payments of $15,000 are due monthly, with the balance due at maturity.

On June 30, 2003, an operating subsidiary of MFC entered into a $2,000,000 note agreement with Banco Popular North America, collateralized by certain taxicab medallions owned by Medallion Chicago, of which $1,581,000 was outstanding at December 31, 2006. The note matures June 1, 2007 and bears interest at Banco Popular’s prime rate (8.25% at December 31, 2006) less 0.25%, adjusted annually, payable monthly. Principal and interest payments of $18,000 are due monthly, with the balance due at maturity.

(C) COVENANT COMPLIANCE

In the normal course of business, the Company and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in loan restrictions. In the debt, the restrictions require the Company to maintain certain financial ratios, including debt to equity and minimum net worth. In addition, the Company’s wholly owned subsidiary MB is restricted by regulatory requirements to declare dividends.

(6) FIXED RATE BORROWINGS

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due By Period
Dollars in thousands	2007	2008	2009	2010	2011	Thereafter	December 31, 2006	December 31, 2005	Interest Rate (1)
SBA debentures	$—	$—	$—	$—	$17,985	$59,265	$77,250	$77,250	6.05%

(1)	Weighted average contractual rate as of December 31, 2006.

In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of December 31, 2006, $80,000,000 of commitments had been fully utilized, and $19,500,000 was available for borrowing.

The notes are collateralized by substantially all the Company’s assets and are subject to the terms and conditions of agreements with the SBA which, among other things, restrict stock redemptions, disposition of assets, new indebtedness, dividends or distributions, and changes in management, ownership, investment policy, or operations.

(7) STOCK OPTIONS

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on

June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At December 31, 2006, 800,000 shares of the Company’s common stock remained available for future grants, and no shares had been granted under the plan. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company's common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006. The Company will implement the plan following receipt of exemptive relief from the SEC. The 2006 Director Plan would provide for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock would be issuable under the 2006 Director Plan. The option price per share could not be less than the current market value of the Company's common stock on the date the option is granted. Options granted under the 2006 Director Plan would be exercisable annually, as defined in the 2006 Director Plan. The term of the options could not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At December 31, 2006, 1,456,530 shares of the Company’s common stock had been granted under the plans, of which 1,233,512 shares were exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $2.02, $1.97, and $1.74 per share for the years ended December 31, 2006, 2005, and 2004. The following assumptions were used for the 207,162 shares granted during 2006, and for the 38,000 and 284,204 shares granted during 2005 and 2004. The fair value of the options vested was $1,665,000, $3,709,000 and $3,008,000 in 2006, 2005 and 2004.

	Year ended December 31,
	2006	2005	2004
Risk free interest rate	4.75%	4.32%	4.13%
Expected dividend yield	8.00	8.00	8.00
Expected life of option in years	7.00	7.00	7.00
Expected volatility(1)	35.00	44.00	44.00

(1)	In prior period, we determined our expected volatility using the Black-Scholes option pricing model based on our historical volatility during the expected term of the option. Beginning in 2006, we determined our expected volatility based on a combination of our historical volatility during the expected term of the options and our implied volatility based on the market prices of traded options of our stock.

The following table presents the activity for the stock option program under the 1996 Stock Option Plan and the Director Plan for the years ended December 31, 2006, 2005, and 2004.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2003	1,903,579	$3.50-29.25	$10.91
Granted	284,204	7.68-9.07	8.56
Cancelled	(249,236)	4.00-29.25	18.39
Exercised(1)	(55,338)	4.00-6.98	4.79

Outstanding at December 31, 2004	1,883,209	$3.50-29.25	$9.75
Granted	38,000	9.27-9.60	9.44
Cancelled	(48,607)	4.85-18.75	13.61
Exercised(1)	(218,198)	3.87-8.72	5.30

Outstanding at December 31, 2005	1,654,404	$3.50-29.25	$10.21
Granted	207,162	13.06-13.06	13.06
Cancelled	(151,918)	4.85-29.25	17.03
Exercised(1)	(253,118)	3.70-8.40	4.94

Outstanding at December 31, 2006(2)	1,456,530	$3.50-29.25	$10.82

Options exercisable at
December 31, 2004	1,137,687	$3.50-29.25	10.54
December 31, 2005	1,505,067	3.50-29.25	10.10
December 31, 2006(2)	1,233,512	3.50-29.25	10.79

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying option’s, was $1,186,000, $1,011,000, and $210,000 for options exercised during 2006, 2005, and 2004.

(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2006 and the related exercise price of the underlying options, was $2,253,000 for outstanding options and $2,002,000 for exercisable options as of December 31, 2006.

The following table presents the activity for the unvested options outstanding under the plan for the year ended December 31, 2006.

	Number of Options	Range of Exercise Prices Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2005	149,337	$3.50-13.75	$8.60
Granted	207,162	13.06-13.06	13.06
Cancelled	(2,500)	8.40-8.40	8.40
Vested	(130,981)	3.50-13.75	8.45

Outstanding at December 31, 2006	223,018	$3.50-13.75	$8.66

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2006 under the 1996 Stock Option Plan and the 1996 Director Plan.

	Options Outstanding Weighted average			Options Exercisable Weighted average
Range of Exercise Prices	Shares at December 31, 2006	Remaining contractual life in years	Exercise price	Shares at December 31, 2006	Remaining contractual life in years	Exercise price
$3.50-5.51	455,350	5.47	$4.86	455,350	5.47	$4.86
6.50-13.75	618,398	6.91	10.36	395,380	6.18	9.99
14.25-15.56	42,848	3.20	14.71	42,848	3.20	14.71
17.25-18.75	289,934	2.43	17.41	289,934	2.43	17.41
29.25-29.25	50,000	1.34	29.25	50,000	1.34	29.25

$3.50-29.25	1,456,530	5.26	10.82	1,233,512	4.74	10.79

(8) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the Company’s quarterly results of operations reflecting the retrospective application of the change in the reporting entity described in note 3 for the years ended December 31, 2006, 2005, and 2004.

(In thousands except per share amounts)	March 31	June 30	September 30	December 31
	(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
2006 Quarter Ended
Investment income	$10,014	$9,338	$9,630	$10,653
Net investment income after income taxes	1,727	329	144	965
Net increase in net assets resulting from operations	1,787	4,076	1,401	5,844
Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.10	$0.24	$0.08	$0.34
Diluted	0.10	0.23	0.08	0.33

2005 Quarter Ended
Investment income	$8,195	$8,763	$8,863	$8,990
Net investment income after income taxes	1,020	1,854	668	1,040
Net increase in net assets resulting from operations	2,236	447	3,575	603
Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.13	$0.03	$0.21	$0.04
Diluted	0.13	0.03	0.20	0.03

2004 Quarter Ended
Investment income	$5,604	$5,882	$6,582	$6,750
Net investment income(loss) after income taxes	(37)	(470)	150	348
Net increase (decrease) in net assets resulting from operations	(1,380)	249	20,055	3,588
Net increase (decrease) in net assets resulting from operations per common share
Basic	($0.08)	0.01	$1.11	$0.21
Diluted	(0.08)	0.01	1.09	0.20

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which includes an amendment to SFAS No. 115. This statement permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. This statement is effective for fiscal years beginning after November 15, 2007. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance, any adjustments to amounts recognized in accumulated other comprehensive income. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006 and not before June 16, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurement.” This statement defines fair values, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. We currently follow fair market value accounting in its consolidated financial statements as a RIC; hence we do not expect the adoption of SFAS No.157 to have a material effect on our financial condition and results of operations. This statement is effective for fiscal years beginning after November 15, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes”. The interpretation sets a recognition threshold and measurement attribute for recognizing tax positions in a company’s financial statements based on a determination whether it is likely or not that the tax position would withstand a tax audit, without regard for the likelihood of a tax audit taking place. Assuming a position meets the "more-likely-than-not" threshold, the interpretation also prescribes a measurement attribute requiring determination of how much of the tax position would ultimately be allowed if challenged. The interpretation is effective for fiscal years beginning after December 15, 2007. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS Nos. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain an embedded derivative that require bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, as defined. We do not expect that the adoption of SFAS No. 155 will have a material impact on its consolidated financial position or results of operations.

(10) SEGMENT REPORTING

For 2004, the Company had two reportable business segments, lending and taxicab rooftop advertising. The lending segment originates and services medallion and secured commercial loans, and invests in both marketable and nonmarketable securities. The taxicab rooftop advertising segment sold advertising space to advertising agencies and companies in several major markets across the US and Japan, and was conducted by Media. Media was reported as a portfolio investment of the Company and was accounted for using the equity method of accounting. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The lending segment is presented in the consolidated financial statements of the Company. Financial information relating to the taxicab rooftop advertising segment is presented in Note 4.

For taxicab rooftop advertising, the increase in unrealized appreciation (depreciation) on the Company’s investment in Media represents Media’s net income or loss, which the Company uses as the basis for assessing the fair market value of Media. Taxicab rooftop advertising segment assets were reflected in investment in and loans to Media on the consolidated balance sheets. See Note 4.

As described in Note 4, in 2004 the Company exchanged its investment in Media, a portfolio company, for shares of CCU and other consideration.

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

Employment agreements expire at various through 2009. At December 31, 2006, minimum payments under employment agreements are as follows:

2007	$2,338,000
2008	2,194,000
2009	934,000
2010	630,000
2011	263,000
2012 and thereafter	—

Total	$6,359,000

(b) Other Commitments

The Company had loan commitments outstanding of $460,000 at December 31, 2006 that are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, the Company had approximately $31,942,000 of undisbursed funds relating to revolving credit facilities with borrowers. These amounts may be drawn upon at the customer's request if they meet certain credit requirements.

Commitments for leased premises expire at various dates through June 30, 2016. At December 31, 2006, minimum rental commitments for non-cancelable leases are as follows:

2007	$1,176,000
2008	1,118,000
2009	1,081,000
2010	1,025,000
2011	1,025,000
2012 and thereafter	4,139,000

Total	$9,564,000

Rent expense was $1,266,000, $1,338,000, and $1,244,000 for the years ended December 31, 2006, 2005, and 2004.

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

During 2006, 2005 and 2004, a member of the Board of Directors of the Company was also a partner in the Company’s primary law firm. Amounts paid to the law firm were approximately $542,000, $198,000, and $251,000 in 2006, 2005, and 2004.

During 2006, 2005 and 2004 we serviced $155,099,000, $129,391,000 and $114,387,000 in loans for MB. Included in net investment income were amounts as described below that were received from MB for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.:

	Year ended December 31,
	2006	2005	2004
Servicing fees	$1,326,693	$1,292,002	$1,015,399
Loan origination fees	380,792	276,142	61,821
Reimbursement of operating expenses	167,115	169,809	301,843
Interest income	16,175	14,591	14,219

Total other income	$1,890,775	$1,752,544	$1,393,282

(13) SHAREHOLDERS’ EQUITY

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock during the following six months, with an option for the Board of Directors to extend the time frame for completing the purchases. In November 2004, the repurchase program was increased by an additional $10,000,000. As of December 31, 2006, 1,353,233 shares were repurchased for $12,279,000.

(14) OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income were as follows:

	Year ended December 31,
	2006	2005	2004
Servicing fees	$1,326,693	$1,878,819	$2,010,704
Prepayment penalties	724,379	873,645	287,377
Late charges	228,559	332,200	485,402
Accretion of discount	—	350,344	284,093
Other	366,943	418,086	362,480

Total other income	$2,646,574	$3,853,094	$3,430,056

Included in prepayment penalties in 2006 and 2005 was $629,000 and $810,000 related to the early payoff of several large loans. The decrease in servicing fees, late charges, accretion of discount and other income over the last year primarily reflects the sale of BLL loan portfolio in October 2005

The major components of other operating expenses were as follows:

	Year ended December 31,
	2006	2005	2004
Directors fees	$492,080	$426,363	$355,029
Travel, meals, and entertainment	490,785	651,693	522,158
Depreciation and amortization	415,413	579,383	591,830
Loan collection expense	371,591	236,646	447,229
Insurance	302,192	395,969	494,557
Office expense	294,215	329,148	266,715
Miscellaneous taxes	274,216	220,632	384,598
Telephone	194,419	258,174	202,488
Printing and stationary	131,284	121,225	131,651
Dues and subscriptions	128,581	109,839	96,417
Computer expense	104,427	189,936	227,854
Bank charges	66,598	84,117	147,447
Advertising, marketing, and public relations	30,359	136,745	77,320
Other expenses	215,456	405,703	1,045,539

Total operating expenses	$3,511,616	$4,145,573	$4,990,832

Operating expenses decreased as a whole primarily due to the sale of BLL in October 2005. Travel and entertainment decreased as a result of less expensive business development activities compared to that of 2005. Depreciation and amortization decreased in 2006 and 2005 due to an increase in the amount of fully depreciated assets on our books. Loan collections expense increased in 2006 due to the formation of certain of the Medallion Chicago entities and the transfers of title to the owned medallions, and decreased in 2005 as the number of loans over 90 days past due had declined due to better collection efforts. Directors fees increased primarily due to increases in the amounts paid to directors and in the number of board meetings held. Insurance expense decreased as a result of lower premiums charged in a more competitive insurance market. Miscellaneous taxes increased in 2006 due to the payment of taxes for a limited partnership investment, and decreased in 2005 due to sales tax audits in 2004 dating back to 1995. Telephone expense decreased due to the conversion of our phone system from analog to digital in 2005. Bank charges continued to decrease, reflecting improved utilization of banking relationships. Other expenses decreased in 2005 since we were accruing for our new loan system in 2004 and decreased in 2006 primarily due to the sale of BLL in October 2005.

(15) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Year ended December 31,
	2006	2005	2004	2003	2002
Net share data:
Net asset value at the beginning of the period	$9.69	$9.83	$8.89	$8.87	$9.59
Net investment income (loss)	0.18	0.26	0.01	0.13	(0.44)
Income tax (provision) benefit	0.00	0.00	(0.01)	(0.00)	(0.00)
Net realized gains (losses) on investments	0.17	0.21	0.13	0.63	(0.35)
Net change in unrealized appreciation (depreciation) on investments	0.39	(0.08)	1.09	(0.65)	0.10

Net increase (decrease) in net assets resulting from operations	0.74	0.39	1.22	0.11	(0.69)
Issuance of common stock	(0.04)	(0.06)	0.00	0.00	0.00
Repurchase of common stock	—	0.03	0.05	—	—
Distribution of net investment income	(0.44)	(0.29)	(0.14)	(0.09)	(0.03)
Distribution of net realized gains on investments	(0.22)	(0.21)	(0.19)	—	—

Total increase (decrease) in net asset value	0.04	(0.14)	0.94	0.02	(0.72)

Net asset value at the end of the period (1)	$9.73	$9.69	$9.83	$8.89	$8.87

Per share market value at beginning of period	$11.26	$9.70	$9.49	$3.90	$7.90
Per share market value at end of period	12.37	11.26	9.70	9.49	3.90
Total return (2)	16%	21%	6%	146%	(50%)

Ratios/supplemental data
Average net assets	$167,528,000	$167,909,130	$162,843,480	$162,265,000	$168,627,645
Total expense ratio (3)	23%	21%	18%	17%	28%
Operating expenses to average net assets (4)	8.91	10.11	9.88	9.97	10.92
Net investment income (loss) after taxes to average net assets (5)	1.89	2.73	(0.01)	1.44	(0.90)

(1)	Includes $ 0.08, $0.12, $0.07, $0.00, and $0.00 of undistributed net investment income per share as of December 31, 2006, 2005, 2004, 2003, and 2002.

(2)	Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the year.

(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.

(4)	Operating expense ratios presented exclude the $63,000 and $9,417,000 costs of debt extinguishment in 2003 and 2002. Unadjusted, the ratios would have been 10.01% and 16.50% in 2003 and 2002.

(5)	Net investment income ratios presented exclude the $63,000 and $9,417,000 costs of debt extinguishment in 2003 and 2002. Unadjusted, the ratios would have been 0.87% and (4.68%) in 2003 and 2002.

(16) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one year of service, including the employees of MB. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employee’s contributions may not exceed certain maximum amounts determined under the Code. Employee contributions are invested in various mutual funds according to the directions of the employee. Beginning September 1, 1998, the Company elected to match employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee’s contribution but in no event greater than 2% of the portion of such employee’s annual salary eligible for 401(k) Plan benefits. The Company’s 401(k) plan expense, which including amounts for the employees of MB, was approximately $59,000, $67,000, and $68,000 for the years ended December 31, 2006, 2005, and 2004.

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

(b) Floating rate borrowings-Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(c) Commitments to extend credit-The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2006 and 2005, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings-The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Investments	$592,933,000	$592,933,000	$530,227,000	$530,227,000
Cash	15,399,000	15,399,000	22,808,000	22,808,000
Financial Liabilities
Floating rate debt	377,886,000	377,886,000	323,665,000	323,665,000
Fixed rate debt	77,250,000	77,250,000	77,250,000	77,250,000

(18) SUBSEQUENT EVENTS

On March 16, 2007, the Company’s board of directors declared a $0.19 per share common stock dividend, payable on April 13, 2007 to shareholders of record on March 30, 2007.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31, 2006

Industry	State	Security Type	% Held	# of Invest.	% of Total	Interest Rate (1)	Investment Balances
Medallion loans
New York				1,187	57%	6.74%	$340,109,733
Boston				195	6	8.12	32,786,709
Chicago				335	5	6.88	31,076,720
Newark				102	2	8.32	10,233,616
Cambridge				38	1	7.93	8,183,726
Other				37	1	7.55	5,585,825

Total				1,894	72%	6.93	427,976,329
Deferred loan acquisition costs							728,847
Unrealized depreciation on loans							(456,587)

Medallion loans, net							$428,248,589

Commercial loans
Secured mezzanine (24% Minnesota, 13% Wisconsin, 12% Texas, 8% Indiana, 8% Iowa, and 35% all other states)
Manufacturing				18	5%	13.19%	$28,699,307
Accommodation and food services				4	1	11.50	7,505,078
Administrative and support services				3	1	16.96	5,939,052
Transportation and warehousing				1	*	14.00	2,700,000
Professional, scientific, and technical services				2	*	18.81	2,619,125
Information				2	*	17.50	2,407,004
Health care and social assistance				2	*	12.00	2,251,575
Retail trade				1	*	10.88	1,120,340
Wholesale trade				1	*	13.75	293,102
Other services (except public administration)				1	*	12.50	196,832

Total				35	9%	13.78	$53,731,415
Asset-based (75% New York, 16% New Jersey, and 9% all other states)
Wholesale trade				8	1%	9.66%	$7,186,172
Transportation and warehousing				4	*	10.52	3,302,222
Retail trade				7	*	10.24	2,698,101
Manufacturing				8	*	11.44	2,145,350
Administrative and support services				2	*	10.76	1,070,546
Construction				2	*	10.25	1,029,896
Real estate and rental and leasing				2	*	10.49	558,598
Finance and insurance				5	*	11.77	351,812
Arts, entertainment, and recreation				1	*	11.48	192,372
Professional, scientific, and technical services				1	*	10.25	132,870

Total				40	3%	10.28	$18,667,939
Other secured commercial (75% New York, 10% New Jersey, 8% Arizona, and 7% all other states)
Retail trade				19	*	11.79%	$3,958,960
Transportation and warehousing				55	*	7.09	3,722,969
Other services (except public administration)				26	*	9.66	3,711,591
Real estate and rental and leasing				10	*	8.53	3,047,272
Accommodation and food services				21	*	10.46	2,795,216
Information				1	*	11.70	828,044
Construction				1	*	8.25	305,368
Arts, entertainment, and recreation				1	*	9.00	96,413
Manufacturing				2	*	8.95	24,151
Wholesale trade				1	*	8.50	14,359

Total				137	3%	9.59	$18,504,343
Total				212	15%	12.21%	$90,903,697
Deferred loan acquisition costs							(97,927)
Unrealized depreciation on loans							(2,599,109)

Commercial loans, net							$88,206,661

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31,2006

	Industry	State	Security Type	% Held	# of Invest.	% of Total	Interest Rate (1)	Investment Balances
Investment in Medallion Bank and other controlled subsidiaries
Medallion Bank**	Commercial banking	Utah	Common stock	100%	1	8%	0.00%	$46,957,812
Salt Lake City, Utah
Medallion Hamptons Holding, LLC	Real Estate	NY	Membership Interests	100%	1	*	0.00	1,466,188
437 Madison Avenue
New York, NY 10022
Generation Outdoors, LLC	Advertising	NY	Common stock	100%	1	*	0.00	774,032
437 Madison Avenue
New York, NY 10022

Total					3	8%	0.00%	49,198,032
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,250,000

Investment in Medallion Bank and other controlled subsidiaries, net								$50,448,032

Equity investments
Clear Channel Communications, Inc.**	Broadcasting - Radio		Common Stock	*	1	2%	2.12%	$12,334,876
200 East Basse Road
San Antonio, TX 78209
PMC Commercial Trust **	Real Estate Investment Trust		Common Stock	*	1	*	10.7	900,897
17950 Preston Road, Suite 600
Dallas, TX 75252
Restaurant Technologies	Restaurant Service Provider		Common Stock	*	1	*	0.00	620,796
940 Apollo Road, Suite 110
Eagan, MN 55121
Micromedics, Inc.	Medical Device Manufacturer		Common Stock	*	1	*	0.00	58,828
1270 Eagan Industrial Road
St. Paul, MN 55121-1385
Star Concessions, Ltd.	Airport Food and Retail		Limited Partnership Interest	45%	1	*	0.00	40,000
8008 Cedar Springs Road, Terminal Building LB
Dallas, TX 75235
Appliance Recycling Centers of America, Inc.**	Appliance Recycler		Common Stock	*	1	*	0.00	—
7400 Excelsior Boulevard
Minneapolis, MN 55426-4516

Total					7	2%	0.91%	13,955,397
Unrealized appreciation on equities								2,112,846

Equity investments, net								$16,068,243

Investment securities
Federal National Mortgage Association**	Finance		Bonds	*	1	2%	4.59%	$9,961,111
3900 Wisconsin Avenue NW
Washington, DC 20016

Total					1	2%	4.59%	9,961,111
Unrealized appreciation on investment securities								0
Investment securities, net								$9,961,111

Total investments at cost					2,114	100%	6.90%	$591,994,566

Deferred loan acquisition costs								630,920
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,250,000
Unrealized appreciation on equities								2,112,846
Unrealized depreciation on loans								(3,055,696)

Net Investments ($405,817,000 pledged as collateral under borrowing arrangements)								$592,932,636

*	Less than 1.0%

**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act.

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Financial Corp.

Consolidated Schedule of Investments (as adjusted)

December 31, 2005

Industry	State	Security Type	% Held	# of Invest.	% of Total	Interest Rate (1)	Investment Balances
Medallion loans
New York				1,128	53%	6.27%	$285,926,609
Chicago				324	9	6.95	48,045,384
Boston				153	5	7.50	25,556,403
Newark				44	1	8.40	4,398,945
Cambridge				28	1	7.24	5,408,535
Other				36	1	7.46	5,976,678

Total				1,713	70%	6.50	375,312,554
Deferred loan acquisition costs							1,047,983
Unrealized depreciation on loans							(1,097,134)

Medallion loans, net							$375,263,403

Commercial loans
Secured mezzanine (38% Minnesota, 13% Texas, 9% California, 7% Iowa, and 33% all other states)
Manufacturing				17	4%	13.75%	$21,525,702
Accommodation and food services				4	2	11.18	9,779,324
Administrative and support services				3	1	14.32	5,375,270
Wholesale trade				1	1	18.50	4,400,000
Information				4	1	17.78	3,316,450
Transportation and warehousing				1	1	14.00	2,700,000
Professional, scientific, and technical services				2	*	18.80	2,449,294
Health care and social assistance				2	*	12.00	2,437,247
Retail trade				1	*	10.00	1,224,105

Total				35	10%	14.06	$53,207,392
Asset-based (84% New York, 11% New Jersey and 5% all other states)
Retail Trade				9	1%	9.08%	$6,758,565
Wholesale Trade				9	*	9.13	5,202,940
Transportation and Warehousing				3	*	10.44	3,510,294
Manufacturing				9	*	10.54	1,147,813
Administrative and support services				3	*	9.35	952,803
Real estate and rental and leasing				1	*	9.50	713,828
Construction				4	*	9.13	417,271
Finance and insurance				5	*	10.41	327,097
Arts, entertainment, and recreation				1	*	10.53	82,533
Professional, scientific, and technical services				1	*	10.25	42,107
Information				1	*	10.00	31,411

Total				46	4%	9.49	$19,186,662
Other secured commercial (74% New York, 7% New Jersey, and 19% all other states)
Transportation and warehousing				53	1%	6.98%	$4,936,577
Retail trade				21	1	11.37	4,830,094
Accommodation and food services				29	1	8.77	4,486,989
Other services (except public administration)				27	1	8.01	3,412,792
Real estate and rental and leasing				11	1	7.93	3,342,696
Construction				1	*	7.25	2,390,436
Manufacturing				4	*	11.91	1,517,876
Information				2	*	11.70	915,296
Arts, entertainment, and recreation				1	*	9.00	112,752
Wholesale trade				2	*	8.50	33,062

Total				151	5%	8.85	$25,978,570
Total				232	18%	11.79%	$98,372,624
Deferred loan acquisition costs							(87,980)
Unrealized depreciation on loans							(6,799,165)

Commercial loans, net							$91,485,479

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Financial Corp.

Consolidated Schedule of Investments ( as adjusted)

December 31,2005

	Industry	State	Security Type	% Held	# of Investment	%of Total	Interest Rate (1)	Investment Balances
Investment in Medallion Bank and other controlled subsidiaries
Medallion Bank** Salt Lake City, Utah	Commercial banking	Utah	Common stock	100%	1	7%	0.00%	$39,460,546
Medallion Hamptons Holding, LLC 437 Madison Avenue New York, NY 10022	Real Estate	NY	Membership Interests	100%	1	*	0.00	874,846

Total					2	7%	0.00%	40,335,393
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								—

Investment in Medallion Bank and other controlled subsidiaries, net								$40,335,393

Equity investments
Clear Channel Communications, Inc.** 200 East Basse Road San Antonio, TX 78209	Broadcasting - Radio		Common Stock	*	1	4%	2.39%	$20,464,315

Live Nation Inc** 9348 Civic Center Drive Beverly Hills, CA 90210	Live event, Venue & Distribution		Common Stock		1	*	0..00	1,037,389

PMC Commercial Trust ** 17950 Preston Road, Suite 600 Dallas, TX 75252	Real Estate Investment Trust		Common Stock	*	1	*	9.8	900,897

Micromedics, Inc. 1270 Eagan Industrial Road St. Paul, MN 55121-1385	Medical Device Manufacturer		Common Stock	*	1	*	0.00	58,828

Star Concessions, Ltd. 8008 Cedar Springs Road, Terminal Building LB Dallas, TX 75235	Airport Food and Retail		Limited Partnership Interest	45%	1	*	0.00	40,000

Appliance Recycling Centers of America, Inc.** 7400 Excelsior Boulevard Minneapolis, MN 55426-4516	Appliance Recycler		Common Stock	*	1	*	0.00	7,500

Total					7	4%	1.53%	22,508,929
Unrealized appreciation on equities								628,732

Equity investments, net								$23,137,661

Total investments at cost					1,945	100%	6.78%	$536,529,500

Deferred loan acquisition costs								960,003
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								—
Unrealized appreciation on equities								628,732
Unrealized depreciation on loans								(7,896,299)

Net Investments ($405,817,000 pledged as collateral under borrowing arrangements)								$530,221,936

*	Less than 1.0%

**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act.

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Bank

(A wholly owned subsidiary of Medallion Financial Corp.)

Financial Statements for the years ended December 31, 2006, December 31, 2005, and December 31, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Medallion Bank

We have audited the accompanying balance sheets of Medallion Bank (the “Bank”) (a wholly owned subsidiary of Medallion Financial Corp.) as of December 31, 2006 and 2005, and the related statements of operations, changes in shareholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with US generally accepted accounting principles.

Weiser LLP New York, New York March 28, 2007

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Medallion Bank

We have audited the accompanying statements of operations, shareholder’s equity, and cash flows for the year ended December 31, 2004 of Medallion Bank (the “Bank”). These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Bank’s operations, changes in shareholder’s equity, and cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Florham Park, New Jersey

January 21, 2005

Medallion Bank

Statement of Operations

For the years ended December 31,

	2006	2005	2004
Interest income
Investments	$1,589,039	$1,003,954	$447,005
Loan interest including fees	28,386,375	21,399,022	13,879,198

Total revenues	29,975,414	22,402,976	14,326,203
Interest expense	10,453,732	6,413,604	3,244,540

Net interest income	19,521,682	15,989,372	11,081,663
Provision for loan losses	3,197,752	3,279,713	2,049,425

Net interest income after provision for loan losses	16,323,930	12,709,659	9,032,238
Non-interest income	490,128	408,047	135,891
Gain/(loss) on sale of assets	26,378	(164,103)	(167,993)
Non-interest expense
Loan servicing	2,951,525	2,505,815	1,933,910
Salaries and benefits	1,953,858	1,655,117	975,363
Professional fees	497,368	311,369	369,472
Occupancy and equipment	154,392	203,956	95,973
Advertising	51,565	92,632	55,639
Other	680,301	774,845	438,864

Non-interest expense	6,289,009	5,543,734	3,869,221

Income before income taxes	10,551,427	7,409,869	5,130,915
Provision for income taxes	4,387,959	1,972,920	1,911,837

Net income	$6,163,468	$5,436,949	$3,219,078

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Balance Sheets

December 31,

	2006	2005
Assets
Cash and cash equivalents, substantially all of which are federal funds sold	$14,698,919	$20,227,118
Investment securities available-for-sale	21,682,923	18,092,838
Loans, net of deferred loan acquisition costs	273,896,578	221,733,068
Allowance for loan losses	(6,056,785)	(5,025,131)

Loans, net of allowance for loan losses	267,839,793	216,707,937
Repossessed inventory	772,845	480,898
Other assets	4,232,671	3,313,700
Fixed assets, net	184,091	160,199
Taxes receivable	19,408	—
Deferred tax asset	—	226,201

Total assets	$309,430,650	$259,208,891

Liabilities and Shareholder’s Equity
Liabilities
Time deposits, including accrued interest payable of $3,227,540 in 2006 and $2,090,214 in 2005	$261,483,540	$219,107,214
Subordinated debt	105,553	305,553
Due to affiliates	161,694	213,449
Other liabilities	485,339	340,687
Deferred tax liability, net	347,057	—
Taxes payable	—	105,676

Total liabilities	262,583,183	220,072,579

Commitments and Contingencies	—	—
Shareholder’s equity
Common stock, $1 par value, 1,000,000 shares authorized,
1,000,000 issued and outstanding	1,000,000	1,000,000
Additional paid in capital	32,200,000	30,650,000
Accumulated other comprehensive loss	(245,410)	(243,097)
Retained earnings	13,892,877	7,729,409

Total shareholder’s equity	46,847,467	39,136,312

Total liabilities and shareholder’s equity	$309,430,650	$259,208,891

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statement of Changes in Shareholder’s Equity

For the years ended December 31, 2006, 2005, and 2004

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholder’s Equity
Balance at December 31, 2003	$1,000,000	$21,000,000	$—	($926,718)	$21,073,282
Capital Contributions	—	9,200,000	—		9,200,000
Net income	—	—	—	3,219,078	3,219,078
Unrealized losses on investment securities	—	—	(49,219)	—	(49,219)

Balance at December 31, 2004	1,000,000	30,200,000	(49,219)	2,292,360	33,443,141
Capital Contributions	—	450,000	—	—	450,000
Net income	—	—	—	5,436,949	5,436,949
Unrealized losses on investment securities	—	—	(193,878)	—	(193,878)
Other	—	—	—	100	100

Balance at December 31, 2005	1,000,000	30,650,000	(243,097)	7,729,409	39,136,312
Capital Contributions	—	1,550,000	—	—	1,550,000
Net income	—	—	—	6,163,468	6,163,468
Unrealized losses on investment securities	—	—	(2,313)	—	(2,313)

Balance at December 31, 2006	$1,000,000	$32,200,000	($245,410)	$13,892,877	$46,847,467

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statement of Cash Flows

For the years ended December 31,

	2006	2005	2004
Cash flows from operating activities
Net income from operations	$6,163,468	$5,436,949	$3,219,078
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	47,208	126,677	43,928
Provision for loan losses	3,197,752	3,279,713	4,106,428
Amortization of premium (discount) on investments	276,737	176,767
Changes in operating assets and liabilities:
Change in repossessed inventory	(291,947)	52,535
Change in interest receivable	(733,748)	(448,210)	(1,300,277)
Change in other assets	(185,224)	(650,273)	(1,812,639)
Change in other liabilities	144,652	95,344	524,470
Change in interest payable	1,137,326	773,179	1,317,035
Change in taxes payable	(125,084)	82,819
Change in deferred tax asset	730,159	(226,201)	22,857

Net cash provided by operating activities	10,361,299	8,699,299	6,120,880

Cash flows from investing activities
Purchase of premises and equipment	(71,100)	(103,106)	(31,384)
Increase in loans	(54,329,607)	(35,305,845)	(188,415,618)
Purchase of investments	(8,305,414)	(8,769,496)	(16,361,617)
Proceeds from maturity of investments	4,279,379	4,904,850	1,713,561

Net cash used in investing activities	(58,426,742)	(39,273,597)	(203,095,058)

Cash flows from financing activities
Change in due to parent/affiliates	(51,756)	(458,824)	(441,806)
Issuance of time deposits	297,782,000	179,542,000	185,221,000
Proceeds from maturity of time deposits	(256,543,000)	(147,746,000)
Proceeds from payment of subordinated debt	(200,000)
Proceeds from capital contributions	1,550,000	450,000	9,200,000

Net cash provided by financing activities	42,537,244	31,787,176	193,979,194

Net change in cash and cash equivalents	(5,528,199)	1,212,878	(2,994,984)
Cash and cash equivalents, beginning of the period	20,227,118	19,014,240	22,009,224

Cash and cash equivalents, end of the period	$14,698,919	$20,227,118	$19,014,240

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,617,151	$5,055,254	$1,531,779
Cash paid for income taxes	3,782,883	2,138,000	1,553,340
Loans transferred to repossessed inventory	3,664,350	3,161,576	533,433

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Notes To Financial Statements

For the year ended December 31, 2006

1.	Organization and summary of significant accounting policies

Description of business – Medallion Bank (the “Bank”) is a limited service industrial bank headquartered in Salt Lake City, Utah. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank (IB) charter pursuant to the laws of the State of Utah. The Bank is a wholly owned subsidiary of Medallion Financial Corp. (“Medallion”). The Bank originates asset-based commercial loans and commercial loans to finance the purchase of taxi medallions (licenses), both of which are marketed and serviced by the Bank’s affiliates who have extensive prior experience in these asset groups. The Bank also originates consumer loans on a national basis that are secured by marine, recreational vehicle, and horse trailer products to customers with prior credit blemishes. Time certificates of deposits are originated nationally through a variety of brokered deposit relationships.

Basis of presentation – The Bank’s financial statements are presented in accordance with accounting principles generally accepted in the United States and prevailing industry practices, which require management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Estimates, by their nature, are based upon judgment and available information. Actual results could differ materially from those estimates.

Cash and cash equivalents – The Bank considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents.

Investment securities –Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities, or held-to-maturity securities. The Bank had $21,683,000 and $18,093,000 of investments at fair value as of December 31, 2006 and 2005, respectively. The statement further requires that held-to-maturity securities be reported at amortized costs and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings, at the date of the financial statements and reported in accumulated other comprehensive income (loss) as a separate component of shareholder’s equity, net of the effect of income taxes, until they are sold. The Bank had $402,000 and $243,000 net unrealized losses on available-for-sale securities as of December 31, 2006 and 2005, respectively. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in shareholder’s equity will be reversed.

Loans – Loans are reported at the principal amount outstanding, net of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan. Interest income is recognized on an accrual basis. Loans are usually charged-off when they are 120 days contractually past due unless the loan is both well secured and in the process of collection or bankruptcy or when, in the opinion of management, full collection of principal and interest is unlikely. All interest accrued but not collected for loans that are charged off is reversed against interest income. For the consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded to write the loan down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off, and any excess proceeds are recorded as a realized gain. Proceeds collected on charged off accounts are recorded as recovery. Total loans over 90 days past due were $631,109, $694,679 and $541,402 at December 31, 2006, 2005, and 2004.

A loan is considered to be impaired when, based on current information and events, it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are charged-down to fair value and placed on nonaccrual status. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At December 31, 2006, $504,000 of consumer loans to individuals in bankruptcy, representing less than 1% of consumer loans, were placed on nonaccrual. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $22,000 in 2006. None of the Bank’s medallion or commercial loans were on nonaccrual as of December 31, 2006 and 2005.

Allowance for loan losses –In analyzing the adequacy of the allowance for loan losses, the Bank uses historical delinquency and actual loss rates acquired from Medallion and the unrelated financial institution from which the consumer portfolio was purchased from. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance and subsequent recoveries are added.

Fixed assets –Fixed assets are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense while significant improvements are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Capitalized leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining lease term.

Income taxes – The Bank uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their existing tax bases. The Bank files its tax returns on a separate company basis.

Other Comprehensive loss – The Bank had $159,000, $194,000, and $49,000 of net unrealized losses due to the mark-to-market of available-for-sale securities for the years ended December 31, 2006, 2005, and 2004 respectively. The Bank had no other components of comprehensive loss.

Restrictions on Dividends, Loans, and Advances – Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to Medallion. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards. The Bank was restricted from paying dividends in the first three years of operations.

Fair Value of Financial Instruments – The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. The Financial Accounting Standards Board (FASB) issued SFAS No. 107, Disclosures about Fair Value of Financial Instruments, which excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

Recently issued financial accounting standard – In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R), which supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. FAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. The provisions of FAS No. 123R were effective July 1, 2005. This standard had no impact on the Bank’s financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes”. The interpretation sets a recognition threshold and measurement attribute for recognizing tax positions in a company’s financial statements based on a determination whether it is likely or not that the tax position would withstand a tax audit, without regard for the likelihood of a tax audit taking place. Assuming a position meets the “more-likely-than-not” threshold, the interpretation also prescribes a measurement attribute requiring determination of how much of the tax position would ultimately be allowed if challenged. The interpretation is effective for fiscal years beginning after December 15, 2007. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

2.	Loans and allowance for loan losses

Loans are summarized as follows at December 31:

	2006	2005
Loans
Consumer	$115,669,616	$91,158,486
Taxi medallion	94,891,270	73,987,163
Commercial
Asset-based	56,841,484	52,898,035
Construction	3,372,624	2,079,867

Total commercial	60,214,108	54,977,902
Deferred loan acquisition costs	3,121,584	1,609,517

Total loans	$273,896,578	$221,733,068

Changes in the allowance for loan losses are summarized as follows:

Balance at 12/31/03	$-
Allowance for loan losses of loans acquired	4,243,854
Provisions for loan losses	2,049,425
Recoveries	160,897
Loan charge-offs	(2,347,748)

Balance at 12/31/04	4,106,428
Provision for loan losses	3,279,713
Recoveries	758,377
Loan charge-offs	(3,119,387)

Balance at 12/31/05	5,025,131
Provision for loan losses	3,197,752
Recoveries	1,132,839
Loan charge-offs	(3,298,937)

Balance at 12/31/06	$6,056,785

The loan charge-offs resulted from the consumer portfolio.

3.	Investment securities

Fixed maturity securities available-for-sale at December 31, 2006 consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$18,905,235	$30,784	$271,461	$18,664,558
State and municipalities	3,180,000	988	162,623	3,018,365

Total	$22,085,235	$31,772	$434,084	$21,682,923

Fixed maturity securities available-for-sale at December 31, 2005 consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$16,840,935	$10,926	$215,330	$16,636,531
State and municipalities	1,495,000		38,693	1,456,307

Total	$18,335,935	$10,926	$254,023	$18,092,838

The amortized cost and estimated market value of investment securities as of December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Market Value
Due in one year or less	$—	$—
Due after one year through five years	2,753,496	2,770,111
Due after five years through ten years	4,280,000	4,125,268
Due after ten years	15,051,739	14,787,544

Total	$22,085,235	$21,682,923

Information pertaining to securities with gross unrealized losses at December 31, 2006 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	($27,193)	$1,885,660	($244,268)	$10,143,576
State and municipalities	(56,580)	1,668,420	(106,042)	948,958

Total	($83,773)	$3,554,080	($350,310)	$11,092,534

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Bank has the intent and ability to hold the securities for the foreseeable future. The decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the bonds approach the maturity date. There have been no sales of investment securities since the Bank’s inception.

4.	Fixed assets

Fixed assets and their related useful lives at December 31 were as following:

	Useful lives	2006	2005
Equipment	5 years	$23,104	$23,104
Telephone equipment	5-10 years	29,643	29,643
Furniture and fixtures	5-10 years	74,503	74,503
Deposit system	3-5 years	13,975	152,983
Leasehold improvements	3-5 years	55,962	55,962
Computer software	3 years	99,537	28,437

		296,724	364,632
Less accumulated depreciation and amortization		(112,633)	(204,433)

Net fixed assets		$184,091	$160,199

5.	Deposits

At December 31, 2006 the scheduled maturities of all time deposits were as follows:

2007	$111,869,000
2008	76,575,000
2009	68,378,000
2010	4,500,000

Total	$261,484,000

All time deposits are in denominations of less than $100,000 and have been originated through Certificate of Deposit Broker relationships. The weighted average interest rate of deposits outstanding at December 31, 2006 was 4.36%.

6.	Income taxes

Income taxes are summarized as follows:

	2006	2005	2004
Current
Federal	$3,168,568	$1,938,554	$1,463,361
State	489,231	303,255	220,072
Deferred
Federal	730,160	(37,107)	200,167
State	—	(5,580)	28,237

Provision	4,387,959	2,199,122	1,911,837
Change in Valuation allowance for tax assets	—	(226,202)	—

Net provision for income taxes	$4,387,959	$1,972,920	$1,911,837

The following table reconciles the provision for income taxes to the US federal statutory income tax rate for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
US federal statutory tax rate	34.0%	34.0%	34.0%
State taxes	4.6	4.1	3.0
Change in valuation allowance	—	(3.1)	—
Prior year under (over) accrual	7.4	(4.5)	—
Other	(4.4)	(3.9)	0.2

Effective income tax rate	41.6%	26.6%	37.2%

The difference between the federal statutory income tax rate and the Bank’s effective income tax rate applicable to income from continuing operations for the year ended December 31, 2006 was primarily due to state taxes and adjustments of prior year deferred tax asset.

The Bank files its tax returns on a separate company basis. In 2003, the Bank set up a valuation reserve for the deferred tax asset, as it did not have an operating history to demonstrate that it would realize such net operating losses. The valuation reserve was reversed by $297,000 in 2005.

Tax balances reflected in the balance sheet were as follows:

	2006	2005
Deferred tax asset – unrealized loss on investments	$156,901	$—

Loan origination fees	(1,215,572)	(726,268)
Provision for loan losses	676,194	333,683
Other	35,420	166,384

Deferred tax liability, net	(503,958)	226,201

Net deferred tax asset (liability)	$(347,057)	$226,201

7.	Other transactions with affiliates

The Bank’s taxi medallion and asset-based commercial loans aggregated approximately $151,733 and $126,885,000 at December 31, 2006 and 2005, respectively. These loans are marketed and serviced by the affiliates. The Bank paid $1,327,000, $1,292,000, and $1,015,000 for loan servicing fees to affiliates for 2006, 2005, and 2004. Origination fees of $540,000, $396,000 and $494,000 were capitalized as deferred costs and will be amortized to interest income over the life of the loan for 2006, 2005, and 2004. Amortization costs were $567,000, $350,000 and $213,000 for 2006, 2005 and 2004.

As part of the settlement for the purchase of the taxi medallion loans, the Bank issued a subordinated promissory note to Medallion for $305,553 in 2004. The promissory note is interest bearing at the rate of 3 month LIBOR plus 125 basis points, adjustable quarterly and interest paid monthly. The promissory note will be used to cover any loss that may arise in the taxi medallion loan purchased portfolio. The note was paid down to $105,553 in 2006. The remaining balance of the promissory note will be repaid to Medallion after the purchased portfolio has liquidated. Interest expense of approximately $15,000 was paid on this note for each of 2006, 2005, and 2004.

At December 31, 2006, the Bank owed affiliates $162,000 for origination fees, monthly servicing fees on loans, charges for corporate overhead, legal and business development expenses net of payments due the Bank on collection of loan payments by affiliates.

The bank reimbursed Medallion for expenses incurred on its behalf of $167,000, $170,000, and $302,000 for 2006, 2005, and 2004.

8.	401(k) plan

The Bank participates in the 401(k) plan offered by Medallion. The 401(k) Plan covers all full and part-time employees of the Bank who have attained the age of 21 and have a minimum of one year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided however, that employees’ contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. At the discretion of Medallion’s Board of Directors, the Bank can provide for employer matching contributions. Medallion has elected to match employee contributions up to one-third of the employee’s contribution, but not greater than 2% of the portion of the employee’s annual salary eligible for 401(k) benefits. For the year ended December 31, 2006 the Bank provided $10,707 in employer matching, which amount is included in salaries and benefits expense on the accompanying statement of operations.

9.	Commitments and contingencies

Lines of credit – At December 31, 2006, the Bank had unsecured Federal Funds lines with correspondent banks of $35,000,000.

Loans – At December 31, 2006, the Bank had commitments to extend credit of $18,560,000 to asset-based customers as long as there is no violation of any condition established in the contract. The Bank had commitments to extend credit of $1,963,000 to real estate customers for unfunded amounts.

Leases – The Bank leases office space under a non-cancelable operating lease that expires November 30, 2007. Rental expense related to the lease was $112,000 for the year ended December 31, 2006. The Bank has the option to extend the lease term for an additional five years.

Future minimum lease payments under this operating lease as of December 31, 2006 were as follows:

2007	$77,025
2008	—

Total	$77,025

On February 26, 2007 the Bank leased additional office space adjacent to the main office. The future minimum lease payments under this operating lease are as follows:

2007	$29,272
2008	31,462
2009	32,412

Total	$93,146

10.	Capital requirements

The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (UDFI). Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the bank regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, and that a ratio of Tier 1 Capital as defined in section 325.2 of the FDIC Rules and Regulations (12 C.F.R. § 325.2), to total assets of not less than 15% will be maintained, and an adequate allowance for loan losses shall be maintained and no dividends shall be paid throughout the first three years of operation. Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual and the regulatory minimum capital amounts and ratios are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		Minimum To be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to average assets)	$47,093,000	15.7%	$11,979,160	4.0%	$14,973,950	5.0%
Tier 1 Capital (to risk-weighted assets)	47,093,000	16.6	11,380,960	4.0	17,071,440	6.0
Total Capital (to risk-weighted	50,680,000	17.8	22,761,920	8.0	28,452,400	10.0