Form 10-Q
period 2007-03-31
MEDALLION FINANCIAL CORP
filed 2007-05-10
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

YES  ☐    NO  ☒

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 10, 2007 was 17,479,015.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company under the Investment Company Act of 1940 (the 1940 Act). We have elected to be treated as a business development company under the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, and horse trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 12%, and our commercial loan portfolio at a compound annual growth rate of 8%. Since Medallion Bank began originating consumer loans, it has originated more than $126,944,000 as of March 31, 2007. Total assets under our management, which includes assets serviced for third party investors and managed by unconsolidated portfolio companies, were approximately $940,149,000 as of March 31, 2007 and $850,212,000 as of March 31, 2006, and have grown at a compound annual growth rate of 15% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $108,267,000 or $7.20 per share.

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

During August 2006, we filed a registration statement on Form N-2 which the SEC staff reviewed and on which they provided comments, including those relating to the consolidation of the accounts of Medallion Bank. Based on discussion with the SEC staff, we determined during the 2006 fourth quarter to voluntarily not consolidate Medallion Bank and present Medallion Bank as a portfolio company. We determined that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly we have retrospectively applied this change to the financial statements of all prior periods presented, including previously issued interim periods presented. The effect of this retrospective application is to present our financial position and results of operations as if Medallion Bank had not been consolidated for all periods presented and to present Medallion Bank as an unconsolidated portfolio investment. Although this creates changes in the reported levels of assets, liabilities, revenues, and expenses, our net increase in net assets resulting from operations, shareholders’ equity, and the related amounts per common share are unchanged.

Because of the change in the reporting entity described above and in Note 3 to our consolidated financial statements, our financial position included in this report for the quarter ended March 31, 2006 has been adjusted to reflect the change retrospectively for the quarter ended March 31, 2006 as if Medallion Bank had not been consolidated for all periods presented and to present Medallion Bank as an unconsolidated portfolio investment.

The financial information is divided into two sections. The first section, Item 1, includes the unaudited consolidated financial statements of the Company including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2007.

The consolidated balance sheet of the Company as of March 31, 2007, the related consolidated statements of operations for the three months ended March 31, 2007 and 2006, and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to summarize fairly the Company’s consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2007 and 2006, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended March 31,
	2007	2006 (As adjusted)
Interest income on investments	$10,093,100	$9,639,192
Medallion lease income	210,153	120,000
Dividends and interest income on short-term investments	136,030	255,243

Total investment income	10,439,283	10,014,435

Interest on floating rate borrowings	5,509,588	4,147,437
Interest on fixed rate borrowings	1,240,031	1,226,202

Total interest expense(1)	6,749,619	5,373,639

Net interest income	3,689,664	4,640,796

Total noninterest income	490,433	615,678

Salaries and benefits	2,733,272	1,921,152
Professional fees	604,993	556,052
Rent expense	333,290	298,687
Other operating expenses	903,511	753,232

Total operating expenses	4,575,066	3,529,123

Net investment income (loss) before income taxes(2)	(394,969)	1,727,351
Income tax (provision) benefit	—	—

Net investment income (loss) after income taxes	(394,969)	1,727,351

Net realized gains (losses) on investments	10,011,590	(1,856,236)

Net change in unrealized appreciation (depreciation) on investments	(8,038,520)	568,629
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	2,202,110	1,346,939

Net unrealized gains (losses) on investments	(5,836,410)	1,915,568

Net realized/unrealized gains on investments	4,175,180	59,332

Net increase in net assets resulting from operations	$3,780,211	$1,786,683

Net increase in net assets resulting from operations per common share
Basic	$0.22	$0.10
Diluted	0.21	0.10

Dividends declared per share	$0.19	$0.16

Weighted average common shares outstanding
Basic	17,427,387	17,211,707
Diluted	17,764,663	17,722,064

(1)	Average borrowings outstanding were $453,363,000 and $412,448,000, and the related average borrowing costs were 6.04% and 5.28% for the quarters ended March 31, 2007 and 2006.
(2)	Includes $462,000 and $470,000 of net revenues received from Medallion Bank for the quarters ended March 31, 2007 and 2006 primarily for servicing fees, loan origination fees, and expense reimbursements. See Note 4 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	UNAUDITED March 31, 2007	AUDITED December 31, 2006
Assets
Medallion loans, at fair value	$443,662,404	$428,248,589
Commercial loans, at fair value	90,900,308	88,206,661
Investment in Medallion Bank and other controlled subsidiaries, at fair value	53,379,411	50,448,032
Equity investments, at fair value	4,529,487	16,068,243
Investment securities, at fair value	19,933,800	9,961,111

Net investments ($428,530,000 at March 31, 2007 and $405,817,000 at December 31, 2006 pledged as collateral under borrowing arrangements)	612,405,410	592,932,636
Cash ($876,000 at March 31, 2007 and $865,000 December 31, 2006 restricted as to use by lender)	28,282,254	15,398,740
Accrued interest receivable	2,158,004	2,177,694
Fixed assets, net	522,732	525,472
Goodwill, net	5,007,583	5,007,583
Other assets, net	17,513,787	15,562,763

Total assets	$665,889,770	$631,604,888

Liabilities
Accounts payable and accrued expenses	$2,639,955	$5,057,204
Dividends Payable	3,311,494	—
Accrued interest payable	752,614	1,783,258
Floating rate borrowings	411,695,424	377,886,424
Fixed rate borrowings	77,250,000	77,250,000

Total liabilities	495,649,487	461,976,886

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 18,822,266 shares at March 31, 2007 and 18,799,766 shares at December 31, 2006 issued)	188,223	187,998
Treasury stock at cost (1,373,351 shares at March 31, 2007 and December 31, 2006)	(12,611,113)	(12,611,113)
Capital in excess of par value	176,992,631	176,849,296
Accumulated undistributed net investment income	1,661,922	5,198,189
Accumulated undistributed net realized gains on investments	3,287,036	—
Net unrealized appreciation on investments	721,584	3,632

Total shareholders’ equity (net assets)	170,240,283	169,628,002

Total liabilities and shareholders’ equity	$665,889,770	$631,604,888

Number of common shares outstanding	17,448,915	17,426,415
Net asset value per share	$9.76	$9.73

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	March 31, 2007	March 31, 2006 (As adjusted)
Net investment income (loss) after income taxes	($394,969)	$1,727,351
Net realized gains (losses) on investments	10,011,590	(1,856,236)
Net unrealized gains (losses) on investments	(5,836,410)	1,915,568

Net increase in net assets resulting from operations	3,780,211	1,786,683

Investment income, net	(1,367,617)	(2,583,112)
Realized gain from investment transactions, net	(1,943,877)	—

Dividends and distributions to shareholders’ (1)	(3,311,494)	(2,583,112)

Exercise of stock options	143,564	471,682

Capital share transactions	143,564	471,682

Total increase (decrease) in net assets	612,281	(324,747)
Net assets at the beginning of the period	169,628,002	166,353,839

Net assets at the end of the period(2)	$170,240,283	$166,029,092

Capital share activity
Common stock authorized, beginning of period	18,799,766	18,546,648
Exercise of stock options	22,500	92,118

Common stock authorized, end of period	18,822,266	18,638,766

Treasury stock, beginning of period	(1,373,351)	(1,373,351)
Treasury stock acquired	—	—

Treasury stock, end of period	(1,373,351)	(1,373,351)

Common stock outstanding	17,448,915	17,265,415

(1)	Dividends declared were $0.19 and $0.16 per share for the quarters ended March 31, 2007 and March 31, 2006.
(2)	Includes $3,674,000 and $0 of undistributed net investment income at March 31, 2007 and 2006.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months ended March 31,
	2007	2006 (As adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$3,780,211	$1,786,683
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	106,773	108,558
Amortization of origination costs	225,928	43,092
Increase in net unrealized (appreciation) depreciation on investments	8,038,520	(568,629)
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(2,202,110)	(1,346,939)
Net realized (gains) losses on investments	(10,011,590)	1,856,236
Stock-based compensation expense	(38,707)	—
Decrease in accrued interest receivable	19,690	447,505
Increase in other assets, net	(131,077)	(256,698)
Decrease in accounts payable and accrued expenses	(2,417,253)	(1,156,311)
Decrease in accrued interest payable	(1,030,644)	(833,756)

Net cash provided by (used) for operating activities	(3,660,259)	79,741

CASH FLOWS USED FOR INVESTING ACTIVITIES
Investments originated	(83,896,210)	(45,060,177)
Proceeds from principal receipts, sales, and maturities of investments	67,281,959	36,486,753
Banco portfolio acquisition	—	(35,703,391)
Investments in Medallion Bank and other controlled subsidiaries, net	(729,269)	203,397
Capital expenditures	(104,033)	(87,486)

Net cash used for investing activities	(17,447,553)	(44,160,904)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from floating rate borrowings	85,826,257	56,322,250
Repayments of floating rate borrowings	(52,017,256)	(9,101,543)
Proceeds from exercise of stock options	182,325	471,682
Payments of declared dividends	—	(2,583,112)
Commitment fees on SBA leverage	—	(135,000)

Net cash provided by financing activities	33,991,326	44,974,277

NET INCREASE / (DECREASE) IN CASH	12,883,514	893,114
CASH, beginning of period	15,398,740	22,808,388

CASH, end of period	$28,282,254	$23,701,502

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$7,553,934	$6,079,391
Cash paid during the period for income taxes	—	—
Non-cash investing activities-net transfers to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

In December 2006, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust II (Trust II), for the purpose of owning medallion loans originated by MFC or others. Trust II is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust II, will be entitled to be satisfied out of Trust II’s assets prior to any value in Trust II becoming available to Trust II’s equity holders. The assets of Trust II, aggregating $100,000,000 at March 31, 2007, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust II. Trust II’s loans are serviced by MFC.

In September 2006, and previously in June 2003, MFC established several wholly-owned subsidiaries which, along with an existing subsidiary (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions which are leased to fleet operators while being held for long-term appreciation in value.

A wholly-owned portfolio investment of ours, Medallion Bank, a Federal Deposit Insurance Corporation (FDIC) insured industrial bank that originates medallion loans, commercial loans, and consumer loans, raises deposits, and conducts other banking activities (see Notes 3 and 4). Medallion Bank was capitalized on December 16, 2003, with $22,000,000 from the Company. On December 22, 2003, upon satisfaction of the conditions set forth in the FDIC’s order of October 2, 2003 approving Medallion Bank’s application for federal deposit insurance, the FDIC certified that the deposits of each depositor in Medallion Bank were insured to the maximum amount provided by the Federal Deposit Insurance Act and Medallion Bank opened for business. Medallion Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies.

Medallion Bank is not an investment company, and therefore, is not consolidated with the Company, but instead is treated as a portfolio investment. It was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions (licenses), 2) asset-based commercial loans, and 3) SBA 7(a) loans. The loans are marketed and serviced by Medallion Bank’s affiliates who have extensive prior experience in these asset groups. Additionally, Medallion Bank began issuing brokered certificates of deposit in January 2004, and purchased over $84,150,000 of taxicab medallion and asset-based loans from affiliates of the Company. On April 1, 2004, Medallion Bank purchased a consumer loan portfolio with a principal amount of $84,875,000, net of $4,244,000, or 5.0%, of unrealized depreciation, from an unrelated financial institution for consideration of $86,309,000. The purchase was funded with $7,700,000 of additional capital contributed by the Company and with deposits raised by Medallion Bank. The purchase included a premium of approximately $5,678,000 to the book value of assets acquired, which Medallion Bank amortizes to interest income over the expected life of the acquired loans, and which is carried in other assets on Medallion Bank’s balance sheet.

In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others. The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. The assets of the Trust, aggregating $322,648,000 at March 31, 2007 and $327,202,000 at December 31, 2006, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust. The Trust’s loans are serviced by MFC.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for Medallion Bank. All significant intercompany transactions, balances, and profits have been eliminated in consolidation. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act. See Note 3 regarding our change in reporting entity in 2006, and Note 4 for the presentation of financial information for Medallion Bank. Because of the change in the reporting entity described in Note 3, our financial condition and results of operations included in this quarterly report for the quarter ended March 31, 2006 has been adjusted to reflect the change retrospectively for such period and related information presented.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (mortgage backed bonds), in total representing 13%, and 11% of the investment portfolio at March 31, 2007 and 2006, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $4,430,000 and $15,969,000 at March 31, 2007 and December 31, 2006, and non-marketable securities of $99,000 in each period. The $53,379,000 and $50,448,000 related to portfolio investments in controlled subsidiaries at March 31, 2007 and December 31, 2006 were all non-marketable in each period. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Our investments in Medallion Bank, as a wholly-owned portfolio investment, were also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 4.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 72% of the Company’s investment portfolio at March 31, 2007 and December 31, 2006 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 79% were in New York City at March 31, 2007 and December 31, 2006. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (15% at March 31, 2007 and December 31, 2006) represents loans to various commercial enterprises, in a variety of industries, including wholesaling, food services, financing, broadcasting, communications, real estate, and lodging. These loans are made primarily in the metropolitan New York City area, and historically included loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities, were 9% at March 31, 2007 and December 31, 2006.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank and other controlled subsidiaries, medallion loans were 62% at March 31, 2007 and 63% at December 31, 2006 (82% at both period ends in New York City), commercial loans were 18% at both period ends, and 14% and 13% were consumer loans in all 50 states collateralized by recreational vehicles, boats, and trailers. Equity investments and investment securities were 1% and 5% at March 31, 2007 and 2% and 4% at December 31, 2006, of the net investment portfolio.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2007 and December 31, 2006 net origination costs totaled approximately $574,000 and $631,000. Amortization expense for the quarters ended March 31, 2007 and 2006 was $226,000 and $43,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At March 31, 2007 and 2006, there were no premiums or discounts on investment securities, and no income accretion or amortization for 2007 and 2006.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At March 31, 2007, December 31, 2006 and March 31, 2006, total non-accrual loans were approximately $17,439,000, $13,670,000, and $18,652,000, and represented 3%, 3%, and 4% of the gross medallion and commercial loan portfolio at each period. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $5,835,000, $5,281,000, and $6,158,000 as of March 31, 2007, December 31, 2006, and March 31, 2006, of which $599,000 and $659,000 would have been recognized in the quarters ended March 31, 2007 and 2006.

The Company accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (SFAS 140). In addition, we are in compliance with Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets—a Replacement of FASB Statement No. 140” (SFAS 156). SFAS 156 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with SFAS 156, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company was approximately $161,430,000 and $168,463,000 at March 31, 2007 and December 31, 2006 and included $148,064,000 and $153,271,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with SFAS 156, substantially all of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of December 31, 2006 and March 31, 2007.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments was $722,000, $4,000, and ($7,979,000) as of March 31, 2007, December 31, 2006, and March 31, 2006. Our investment in Medallion Bank, a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for change in the reporting entity and Note 4 for the presentation of financial information for Medallion Bank.

The following tables sets forth the changes in our unrealized appreciation (depreciation) on investments for the three months ended March 31, 2007 and 2006.

	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2006	($3,055,696)	$2,112,846	$946,482	$3,632
Increase in unrealized
Appreciation on investments	(63,562)	48,602	1,920,000	1,968,602
Depreciation on investments	—	(11,736)	(73,000)	(148,298)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(1,099,805)	—	(1,099,805)
Losses on investments	1,260	—	—	1,260
Other		(3,807)		(3,807)

Balance March 31, 2007	($3,117,998)	$1,046,100	$2,793,482	$721,584

	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2005	($7,896,299)	$628,732	($1,396,750)	($8,664,317)
Increase in unrealized
Depreciation on investments	(90,819)	(968,042)	27,000	(1,031,859)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(64,500)	—	(64,500)
Losses on investments	1,781,479	2	—	1,781,479

Balance March 31, 2006	($6,205,639)	($403,808)	($1,369,750)	($7,979,197)

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio.

	Three Months ended March 31,
	2007	2006
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$48,602	$—
Unrealized depreciation	(75,298)	(1,058,350)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	2,202,110	1,346,939
Realized gains	(9,833,084)	(64,500)
Realized losses	1,260	1,781,479
Unrealized gains (losses) on foreclosed properties	1,820,000	(90,000)

Total	($5,836,410)	$1,915,568

Net realized gains on investments
Realized gains	$1,099,805	$64,500
Realized losses	(1,260)	(1,781,479)
Other gains	8,909,728	129,993
Direct recoveries (charge-offs)	3,317	(269,250)

Total	$10,011,590	($1,856,236)

Goodwill

Effective January 1, 2002, coincident with the adoption of SFAS No.142, “Goodwill and Intangible Assets,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for 2006, 2005, and 2004, and management believes, and the Board of Directors concurs, that there is no impairment as of March 31, 2007. The Company conducts annual appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $107,000 and $109,000 for the quarters ended March 31, 2007 and 2006.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized over the lives of the related financing agreements. Amortization expense was $226,000 and $128,000 for the quarters ended March 31, 2007 and 2006. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts on the balance sheet for all of these purposes were $3,014,000, $2,747,000 and $2,283,000 as of March 31, 2007, December 31, 2006, and March 31, 2006.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company qualified and filed its federal tax returns as a RIC for 2005, and anticipates qualifying and filing as a RIC for 2006 and 2007.

Medallion Bank is not a RIC and is taxed as a regular corporation.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months ended March 31,
	2007	2006
Net increase in net assets resulting from operations available to common shareholders	$3,780,211	$1,786,683

Weighted average common shares outstanding applicable to basic EPS	17,427,387	17,211,707
Effect of dilutive stock options	337,276	510,357

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,764,663	17,722,064

Basic earnings per share	$0.22	$0.10
Diluted earnings per share	0.21	0.10

Potentially dilutive common shares excluded from the above calculations aggregated 821,436 and 535,252 shares as of March 31, 2007 and 2006.

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

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During the quarter ended March 31, 2007, the Company issued 159,674 shares of stock-based option awards, and recognized $78,000 of non-cash stock-based compensation expense related to the option grants, which was offset by certain adjustments aggregating $117,000. During the quarter ended March 31, 2006, we issued no shares of stock-based compensation awards. As of March 31, 2007, the total remaining unrecognized compensation cost related to unvested stock options was approximately $695,500, which is expected to be recognized over the next sixteen quarters (see Note 7).

Derivatives

The Company had no interest rate cap agreements or other derivative investments outstanding during 2007 and 2006.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation.

(3) CHANGE IN THE REPORTING ENTITY

Since Medallion Bank commenced operations in December 2003, the Company had historically consolidated Medallion Bank’s financial statements with those of its own. Although Medallion Bank is not an investment company, and SEC rules generally do not permit investment companies such as the Company to consolidate the financial statements of non-investment companies, such as Medallion Bank, the Company had sought and obtained a letter from the SEC in March 2004 permitting such consolidation. We believed that consolidating Medallion Bank provided a more complete and accurate representation of the Company’s full scope of operations, and its complete financial position and results of operations.

During August 2006, the Company filed a registration statement on Form N-2 which the SEC staff reviewed and on which they provided comments, including those relating to the consolidation of the accounts of Medallion Bank. Based on discussion with the SEC staff, the Company determined during the 2006 fourth quarter to voluntarily not consolidate Medallion Bank and present Medallion Bank as a portfolio company. We determined that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly, the Company has retrospectively applied this change to the financial statements of all prior periods presented, including previously issued interim periods presented. The effect of this retrospective application is to present the Company’s financial position and results of operations as if Medallion Bank had not been consolidated for all periods presented and to present Medallion Bank as an unconsolidated portfolio investment. Although this creates changes in the reported levels of assets, liabilities, revenues, and expenses, our net increase in net assets resulting from operations, shareholders’ equity, and the related amounts per common share are unchanged.

The following table presents certain appropriate financial statement captions as previously reported consolidating Medallion Bank with the Company, and compares them to the current presentation which does not consolidate Medallion Bank as of and for the quarter ended March 31, 2006.

	Quarter ended March 31, 2006
	As Previously Reported, Consolidated With Medallion Bank	As Currently Reported, Not Consolidated With Medallion Bank	Change
Investment income	$16,447,000	$10,014,000	($6,433,000)
Interest expense	7,429,000	5,374,000	(2,055,000)

Net interest income	9,018,000	4,640,000	(4,378,000)

Net investment income after income taxes	3,767,000	1,728,000	(2,039,000)
Net realized/unrealized gains (losses) on investments	(1,980,000)	59,000	2,039,000

Net increase in net assets resulting from operations	$1,787,000	$1,787,000	$—

Net increase in net assets resulting from operations per diluted common share	$0.10	$0.10	$—

(4) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

Medallion Bank

The following table presents Medallion Bank’s statement of operations and other valuation adjustments on other controlled subsidiaries for the quarters ended March 31, 2007, and 2006.

	Quarters ended March 31,
	2007	2006
Statement of operations
Investment income	$8,257,250	$6,437,210
Interest expense	3,097,332	2,059,542

Net interest income	5,159,918	4,377,668
Noninterest income	108,870	105,853
Operating expenses	1,726,969	1,443,019

Net investment income before income taxes	3,541,819	3,040,502
Income tax provision	(974,154)	(1,001,545)

Net investment income after income taxes	2,567,665	2,038,957
Net realized/unrealized (losses) of Medallion Bank and other controlled subsidiaries (1)	(365,555)	(692,018)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$2,202,110	$1,346,939

(1)	Includes $375,882 and ($91,272) of net realized/unrealized gains (losses) of controlled subsidiaries other than Medallion Bank for the quarters ended March 31, 2007 and 2006.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of March 31, 2007 and December 31, 2006.

	2007	2006
Loans	$268,890,610	$267,839,793
Investment securities, at fair value	22,642,517	21,682,923

Net investments ($0 pledged as collateral under borrowing arrangements at March 31, 2007 and December 31, 2006)(1)	291,533,127	289,522,716
Cash ($0 at March 31, 2007 and $0 December 31, 2006 restricted as to use by lender)	14,487,094	14,698,919
Other assets, net	3,741,353	5,209,015

Total assets	$309,761,574	$309,430,650

Other liabilities	$1,579,166	$832,396
Payable to parent	384,181	267,247
Fixed rate borrowings	259,281,434	261,483,540

Total liabilities	261,244,781	262,583,183
Medallion Bank equity	48,516,793	46,847,467

Total liabilities and equity	$309,761,574	$309,430,650

Investment in other controlled subsidiaries	$4,478,437	$3,373,318
Total investment in Medallion Bank and other controlled subsidiaries	$53,379,411	$50,488,032

(1)	Included in Medallion Bank’s net investments is $3,741,000 and $1,859,000 for purchased loan premium, accrued interest receivable, and facility fees at March 31, 2007 and December 31, 2006.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the table presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At March 31, 2007 and 2006, the net premium on investment securities totaled $191,000 and $421,000, and amortization expense was $46,000 and $38,000.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. As a result, these loans are not typically placed on nonaccrual, but are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At March 31, 2007, $534,000 of consumer loans to individuals in bankruptcy, representing less than 1% of consumer loans, were placed on nonaccrual. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $24,000 in for the March 31, 2007 quarter. None of Medallion Bank’s medallion or commercial loans were on nonaccrual at December 31, 2006.

Medallion Bank’s loan and investment portfolios are assessed for collectibility on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. The consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000 of which $195,000 and $308,000 was amortized into interest income in the quarters ended March 31, 2007 and 2006. The premium amount on the balance sheet were $1,697,000 and $1,893,000 at March 31, 2007 and December 31, 2006. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described previously in Note 2.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending March 31,						March 31,	December 31,	Interest Rate (1)
	2008	2009	2010	2011	2012	Thereafter	2007	2006
Certificates of deposit	$97,885,000	$87,178,000	$69,718,000	$4,500,000	$—	$—	$259,281,000	$261,484,000	4.52%

(1)	Weighted average contractual rate as of March 31, 2007.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at March 31, 2007 and 2006 was $940,000 and $678,000, and $179,000 and $162,000 was amortized to interest expense during March 31, 2007 and 2006. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

Medallion Bank is subject to various regulatory capital requirements administered by the FDIC and State of Utah Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Medallion Bank’s and our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Medallion Bank must meet specific capital guidelines that involve quantitative measures of Medallion Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Medallion Bank’s capital amounts and classification are also subject to qualitative judgments by the bank regulators about components, risk weightings, and other factors.

FDIC-insured banks, including Medallion Bank, are subject to certain federal laws, which impose various legal limitations on the extent to which banks may finance or otherwise supply funds to certain of their affiliates. In particular, Medallion Bank is subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with the Company or its affiliates.

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, and that the Tier I Leverage Capital to total assets ratio, as defined, of not less than 15%, and an adequate allowance for loan losses shall be maintained and no dividends shall be paid to the Company for its first three years of operation.

The following table represents Medallion Bank’s actual capital amounts and related ratios as of March 31, 2007 and December 31, 2006, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of March 31, 2007, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
	Minimum	Well-capitalized	March 31, 2007	December 31, 2006
Tier I capital	$12,225,280	$15,281,600	$48,706,000	$47,093,000
Total capital	22,742,080	28,427,600	52,293,000	50,680,000
Average assets	—	—	305,632,000	299,479,000
Risk-weighted assets	—	—	284,276,000	284,524,000
Leverage ratio (1)	4%	5%	15.9%	15.7%
Tier I capital ratio (2)	4	6	17.1	16.6
Total capital ratio (2)	8	10	18.4	17.8

(1)	Calculated by dividing Tier I capital by average assets.

(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(5) FLOATING RATE BORROWINGS

The outstanding balances of floating rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending March 31,
Dollars in thousands	2008	2009	2010	2011	2012	Thereafter	March 31, 2007	December 31, 2006	Interest Rate (1)
Revolving lines of credit	$—	$279,305	$93,657	$—	$—	$—	$372,962	$348,749	5.68%
Notes payable to banks	15,077	—	3,756	—	—	—	18,833	15,210	7.44
Margin loan	19,900	—	—	—	—	—	19,900	13,927	5.67

Total	$34,977	$279,305	$97,413	$—	$—	$—	$411,695	$377,886	5.76

(1)	Weighted average contractual rate as of March 31, 2007.

(A) REVOLVING LINES OF CREDIT

In December 2006, Trust II entered into a revolving line of credit agreement with Citibank N.A., to provide up to $125,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (Citi line), of which $93,657,000 was outstanding at March 31, 2007. Borrowings under Trust II’s revolving line of credit are collateralized by Trust II’s assets. MFC is the servicer of the loans owned by Trust II. The Citi line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The Citi line matures in December 2009. The interest rate is a pooled short-term commercial paper rate, which approximates LIBOR (5.32% at March 31, 2007), plus 0.35% with a facility fee of 0.125% on the aggregate Citi line.

In September 2002, and as renegotiated in September 2003, January 2005, January 2006, and September 2006, the Trust entered into a revolving line of credit agreement (amended) with Merrill Lynch Commercial Finance Corp., as successor to Merrill Lynch Bank, USA (MLB) to provide up to $375,000,000 of financing to acquire medallion loans from MFC (MLB line), of which $279,305,000 was outstanding at March 31, 2007. Borrowings under the Trust’s revolving line of credit are collateralized by the Trust’s assets. MFC is the servicer of the loans owned by the Trust. The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The MLB line matures in September 2008. Effective January 2005, the interest rate was generally LIBOR (5.32% at March 31, 2007) plus 0.75% with an unused facility fee of 0.375% on unused amounts up to $250,000,000. The facility fees were $500,000 in September 2006, $200,000 in February 2006, $200,000 in January 2006, $300,000 in September 2005; and $188,000 remains to be paid pro rata over the next six quarters.

(B) NOTES PAYABLE TO BANKS AND MARGIN LOAN

In March 2007, the Company entered into a margin loan agreement with Citicorp. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is generally available at 99% of the current fair market value of the securities, or $19,923,000 as of March 31, 2007. The margin loan bears interest at LIBOR (5.32% at March 31, 2007) plus 0.35%. As of March 31, 2007, $19,900,000 had been drawn down under this margin loan.

In December 2006, the Company entered into a margin loan agreement with Bear Stearns & Co. Inc. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is generally available at 99% of the current fair market value of the securities. The margin loan bears interest at LIBOR (5.32% at March 31, 2007) plus 0.50%. As of March 31, 2007, $0 had been drawn down under this margin loan.

In December 2006, certain operating subsidiaries of MFC entered into an aggregate $966,000 of note agreements with New York Commercial Bank, which was increased by $756,000 in January 2007 to $1,727,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,701,000 was outstanding at March 31, 2007. The note agreements bear interest at 6.50%, payable monthly. The notes mature December 9, 2009 and January 5, 2010 and are guaranteed by MFC. Principal and interest payments of $8,000 are due monthly, with the balance due at maturity.

In October 2006, certain operating subsidiaries of MFC entered into an aggregate $840,000 of note agreements with Metropolitan Bank of New York, collateralized by certain taxicab medallions owned by Medallion Chicago of which $823,000 was outstanding at March 31, 2007. The note agreements bear interest at 6.75%, payable monthly. The notes mature October 30, 2009, and are guaranteed by the Company. Principal and interest payments of $7,000 are due monthly, with the balance due at maturity.

On January 25, 2005, MFC entered into a $4,000,000 revolving note agreement with Atlantic Bank of New York that matured on December 1, 2005, and which maturity was extended by Atlantic Bank to February 1, 2006, and which was further extended to August 1, 2007. On March 6, 2006, the line of credit was increased to $6,000,000, and was further increased to $8,000,000 in March 2007. The line is secured by medallion loans of MFC that are in process of being sold to the Trust, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate (8.25% at March 31, 2007) minus 0.25%, payable monthly. As of March 31, 2007, $5,518,000 had been drawn down under this line.

In November 2004, the Company entered into a margin loan agreement with Bear Stearns & Co. Inc. The margin loan is secured by the pledged stock of CCU held by the Company, and is generally available at 60% of the current fair market value of the CCU stock, or $1,218,000 as of March 31, 2007. The margin loan bears interest at the federal funds rate (5.25% at March 31, 2007) plus 0.75%. As of March 31, 2007, $0 had been drawn down under this margin loan.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that matured on April 25, 2005, and which maturity was extended by Sterling National Bank for 60 days. On June 28, 2005, the maturity date was further extended to July 31, 2005. On July 28, 2005, the note agreement was amended, and the maturity date was extended until June 30, 2006. On June 15, 2006, the maturity date was extended to August 31, 2006, and on August 14, 2006, the line was further extended to June 30, 2007 and was increased to $20,000,000. The line is secured by certain pledged assets of the Company and MBC, and is subject to periodic borrowing base requirements. Effective August 2006, the line bears interest, payable monthly, at LIBOR (5.32% at March 31, 2007) plus 2.0% with no unused fee, and prior to that was at the prime rate, and was subject to an unused fee of 0.125%. As of March 31, 2007, $8,000,000 had been drawn down under this line.

On July 11, 2003, certain operating subsidiaries of MFC entered into an aggregate $1,700,000 of note agreements with Atlantic Bank of New York and Israel Discount Bank, collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,233,000 was outstanding at March 31, 2007. Effective July 2006, the note agreements bear interest at LIBOR plus 1.50%, or 7.04%, and prior to that at LIBOR plus 2%, adjusted annually, payable monthly. The notes matured July 8, 2006, and in July 2006 the maturity dates of the notes were extended until August 1, 2009. Principal and interest payments of $15,000 are due monthly, with the balance due at maturity.

On June 30, 2003, an operating subsidiary of MFC entered into a $2,000,000 note agreement with Banco Popular North America, collateralized by certain taxicab medallions owned by Medallion Chicago, of which $1,558,000 was outstanding at March 31, 2007. The note matures June 1, 2007 and bears interest at Banco Popular’s prime rate (8.25% at March 31, 2007) less 0.25%, adjusted annually, payable monthly. Principal and interest payments of $18,000 are due monthly, with the balance due at maturity.

(C) COVENANT COMPLIANCE

In the normal course of business, the Company and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in loan restrictions. In the debt, the restrictions require the Company to maintain certain financial ratios, including debt to equity and minimum net worth. In addition, the Company’s wholly-owned subsidiary Medallion Bank is restricted by regulatory requirements to declare dividends.

(6) FIXED RATE BORROWINGS

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending March 31,
Dollars in thousands	2008	2009	2010	2011	2012	Thereafter	March 31, 2007	December 31, 2006	Interest Rate (1)
SBA debentures	$—	$—	$—	$—	$28,485	$48,765	$77,250	$77,250	6.05%

(1)	Weighted average contractual rate as of March 31, 2007.

In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of March 31, 2007, $80,000,000 of commitments had been fully utilized, and $19,500,000 was available for borrowing.

The notes are collateralized by substantially all the Company’s assets and are subject to the terms and conditions of agreements with the SBA which, among other things, restrict stock redemptions, disposition of assets, new indebtedness, dividends or distributions, and changes in management, ownership, investment policy, or operations.

(7) STOCK OPTIONS

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At March 31, 2007, 640,326 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

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

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At March 31, 2007, 1,593,704 shares of the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,230,947 shares were exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.97 per share for the three months ended March 31, 2007. No shares were granted in the quarter ended March 31, 2006. The following assumptions were used for the 159,674 shares granted during the quarter ended March 31 2007. The fair value of the options vested was $223,000 for the quarter ended March 31, 2007.

Three months ended March 31, 2007
Risk free interest rate	5.11%
Expected dividend yield	8.00
Expected life of option in years	7.00
Expected volatility (1)	35.00

(1)	In prior period, we determined our expected volatility using the Black-Scholes option pricing model based on our historical volatility during the expected term of the option. Beginning in 2006, we determined our expected volatility based on a combination of our historical volatility during the expected term of the options and our implied volatility based on the market prices of traded options of our stock.

The following table presents the activity for the stock option program under the 1996 and 2006, Stock Option Plans and the Director Plan for the year ended December 31, 2006 and the quarter ended March 31, 2007.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,654,404	$3.50-29.25	$10.21
Granted	207,162	13.06-13.06	13.06
Cancelled	(151,918)	4.85-29.25	17.03
Exercised (1)	(253,118)	3.70-8.40	4.94

Outstanding at December 31, 2006	1,456,530	3.50-29.25	10.82
Granted	159,674	11.21-11.21	11.21
Cancelled	—	—	—
Exercised (1)	(22,500)	4.85-8.51	8.10

Outstanding at March 31, 2007 (2)	1,593,704	$3.50-29.25	$10.90

Options exercisable at March 31, 2007 (2)	1,230,947	3.50-29.25	10. 84

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $74,000 and $665,000 for options exercised during the three months ended March 31, 2007 and 2006.

(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2007 and the related exercise price of the underlying options, was $860,000 for outstanding options and $735,000 for exercisable options as of March 31, 2007.

The following table presents the activity for the unvested options outstanding under the plan for the quarter ended March 31, 2007.

	Number of Options	Range of Exercise Prices Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2006	223,018	$6.50-13.75	$8.66
Granted	159,674	11.21-11.21	11.21
Cancelled	—	—	—
Vested	(19,935)	11.21-13.06	11.22

Outstanding at March 31, 2007	362,757	$6.50-13.75	$10.93

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2007 under the 1996 and 2006 Stock Option Plan and the 1996 Director Plan.

	Options Outstanding			Options Exercisable
	Weighted average			Weighted average
Range of Exercise Prices	Shares at March 31, 2007	Remaining contractual life in years	Exercise price	Shares at March 31, 2007	Remaining contractual life in years	Exercise price
$ 3.50-5.51	452,850	5.22	$4.86	452,850	5.22	4.86
6.50-13.75	758,072	7.78	10.59	395,315	6.08	10.13
14.25-15.56	42,848	2.95	14.71	42,848	2.95	14.71
17.25-18.75	289,934	2.18	17.41	289,934	2.18	17.41
29.25-29.25	50,000	1.09	29.25	50,000	1.09	29.25

$ 3.50-29.25	1,593,704	5.69	10.90	1,230,947	4.53	10.84

(8) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallions, secured commercial, and consumer loans and invest in both marketable and nonmarketable securities.

(9) OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income were as follows:

	Three months ended March 31,
	2007	2006
Servicing fees	$330,151	$329,911
Prepayment penalties	60,176	172,239
Late charge	51,368	45,108
Other	48,738	68,420

Total other income	$490,433	$615,678

Included in prepayment penalties in 2007 and 2006 was $58,000 and $161,000 related to the early payoff of several large loans.

The major components of other operating expenses were as follows:

	Three months ended March 31,
	2007	2006
Travel meals & entertainment	$133,647	$104,060
Depreciation & Amortization	106,773	108,558
Directors fees	75,000	72,080
Insurance	80,153	72,833
Loan collection expense	51,964	39,601
Other expenses	455,974	356,100

Total operating expenses	$903,511	$753,232

Operating expenses increased as a whole due to company growth from the 2006 first quarter. Travel, meals, and entertainment increased from the first quarter of 2006 due to an increase in development activities for executives in 2007. Other expenses increased in the first quarter of 2007 due to the write-offs of some miscellaneous assets, other increased office operating expenses, increased computer expense due to a rise in consulting fees, higher loan processing charges and advertising, marketing, and public relations expense related to promotional client advertising.

(10) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months ended March 31,
	2007	2006
Net share data:
Net asset value at the beginning of the period	$9.73	$9.69
Net investment income (loss)	(0.02)	0.09
Income tax (provision) benefit	0.00	0.00
Net realized gains (losses) on investments	0.56	(0.10)
Net change in unrealized appreciation (depreciation) on investments	(0.33)	0.11
Other	0.01	0.00

Net increase (decrease) in net assets resulting from operations	0.21	0.10
Issuance of common stock	0.00	(0.02)
Repurchase of common stock	0.00	0.00
Distribution of net investment income	(0.19)	(0.15)
Other	0.01	0.00

Distribution of net realized gains on investments	0.00	0.00

Total increase (decrease) in net asset value	(0.19)	(0.17)

Net asset value at the end of the period (1)	$9.76	$9.62

Per share market value at beginning of period	$12.37	$11.26
Per share market value at end of period	11.44	13.55
Total return (2)	(30%)	21%

Ratios/supplemental data
Average net assets	$170,214,882	$166,494,712
Total expense ratio (3)	27%	22%
Operating expenses to average net assets	11	9
Net investment income (loss) after taxes to average net assets	(0.94%)	4.21%

(1)	Includes $0.19 and $0.00 of undistributed net realized gains per share and $0.02 and $0.00 of undistributed net investment income per share as of March 31, 2007 and 2006.

(2)	Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the year.

(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets

(11) RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurement.” This statement defines fair values, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. We currently follow fair market value accounting in our consolidated financial statements as a RIC; hence we do not expect the adoption of SFAS No.157 to have a material effect on our financial condition and results of operations. This statement is effective for fiscal years beginning after November 15, 2007.

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

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 stipulates the accounting for Mortgaging Servicing Rights (MSRs) and requires that they be recorded initially at fair value. SFAS No. 156 also permits, but does not require, that we may subsequently record those MSRs at fair value with changes to fair value recognized in the consolidated statement of operations. Alternatively, we may amortize the MSRs over their projected service periods. We have adopted SFAS No. 156, as required in the current quarter, however, this adoption has an immaterial effect on our financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS Nos. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain an embedded derivative that require bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, as defined. The adoption of SFAS No. 155 does not have a material impact on our consolidated financial position or results of operations.

(12) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors of its wholly-owned subsidiaries, MFC, MCI, MBC, FSVC, and MB. Officer salaries are set by the Board of Directors of the Company.

During quarter ended March 31, 2007 and 2006, a member of the Board of Directors of the Company was also a partner in the Company’s primary law firm. Amounts paid to the law firm were approximately $296,000, and $22,000.

During the quarters ended March 31, 2007 and 2006 we serviced $148,064,000 and $153,271,000 in loans for MB. Included in net investment income were amounts as described below that were received from MB for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

	Three Months ended March 31,
	2007	2006
Servicing fees	$320,804	$321,613
Loan origination fees	96,576	100,881
Reimbursement of operating expenses	43,266	43,526
Interest income	1,746	4,451

Total other income	$462,392	$470,471

(13) SUBSEQUENT EVENTS

On May 3, 2007, the Company’s board of directors declared a $0.19 per share common stock dividend payable on June 1, 2007 to shareholders of record on May 18, 2007.

ITEM 2.	MANAGEMENT’S DISCCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, and horse trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 12%, and our commercial loan portfolio at a compound annual growth rate of 8%. Since Medallion Bank began originating consumer loans, it has originated more than $126,944,000 as of March 31, 2007. Total assets under our management, which includes assets serviced for third party investors and managed by unconsolidated portfolio companies, were approximately $940,149,000 as of March 31, 2007 and $850,212,000,000 as of March 31, 2006, and have grown at a compound annual growth rate of 15% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $108,267,000 or $7.20 per share.

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

Realized gains or losses on investments are recognized when the investments are sold or written off. The realized gains or losses represent the difference between the proceeds received from the disposition of portfolio assets, if any, and the cost of such portfolio assets. In addition, changes in unrealized appreciation or depreciation of investments are recorded and represent the net change in the estimated fair values of the portfolio assets at the end of the period as compared with their estimated fair values at the beginning of the period. Generally, realized gains (losses) on investments and changes in unrealized appreciation (depreciation) on investments are inversely related. When an appreciated asset is sold to realize a gain, a decrease in the previously recorded unrealized appreciation occurs. Conversely, when a loss previously recorded as unrealized depreciation is realized by the sale or other disposition of a depreciated portfolio asset, the reclassification of the loss from unrealized to realized causes a decrease in net unrealized depreciation and an increase in realized loss

Trends in Investment Portfolio

Our investment income is driven by the principal amount of and yields on our investment portfolio. To identify trends in the yields, the portfolio is grouped by medallion loans, commercial loans, consumer loans, equity investments, and investment securities.

The following table illustrates our investments at fair value and the portfolio yields at the dates indicated.

	March 31, 2007		December 31, 2006		March 31, 2006 (As Adjusted)
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	6.80%	$349,945	6.74%	$340,110	6.40%	$329,758
Boston	8.24	33,641	8.12	32,787	7.62	27,835
Chicago	7.10	32,434	6.88	31,077	6.97	47,319
Newark	8.34	13,713	8.32	10,233	8.32	4,639
Cambridge	8.05	8,236	7.93	8,184	7.36	5,978
Other	7.55	5,523	7.55	5,586	7.46	5,917

Total medallion loans	7.01	443,492	6.93	427,977	6.60	421,446

Deferred loan acquisition costs		643		729		1,213
Unrealized depreciation on loans		(473)		(457)		(1,094)

Net medallion loans		$443,662		$428,249		$421,565

Commercial loans
Secured mezzanine	13.80%	$53,892	13.78%	$53,732	13.74%	$46,023
Asset based	10.18	21,243	10.28	18,668	9.93	21,879
Other secured commercial	9.36	18,479	9.59	18,504	8.90	25,613

Total commercial loans(2)	12.10	93,614	12.21	90,904	11.54	$93,515

Deferred loan acquisition costs		(70)		(98)		236
Unrealized depreciation on loans		(2,644)		(2,599)		(5,111)

Net commercial loans		$90,900		$88,207		$88,640

Investment securities	5.03	$19,934	5.09%	$9,961		—

Unrealized depreciation on investment securities		—		—		—

Net investment securities		$19,934		$9,961		—

Equity investments	3.44%	$3,483	2.23%	$13,955	6.59%	$23,122

Unrealized appreciation (depreciation) on equities		1,046		2,113		(404)

Net equity investments		$4,529		$16,068		$22,718

Investment in Medallion Bank and other controlled subsidiaries	0.00%	$53,379	0.00%	$50,448	0.00%	$41,479

Investments at cost	6.91%	$613,903	6.89%	$593,245	6.72%	$579,562

Deferred loan acquisition costs		574		631		1,449
Unrealized appreciation (depreciation) on equities		1,046		2,113		(404)
Unrealized depreciation on loans		(3,118)		(3,056)		(6,205)

Net investments		$612,405		$592,933		$574,402

Medallion Bank investments
Consumer loans	18.50%	$119,811	18.48%	$113,777	18.44%	$92,684
Medallion loans	6.67	87,542	6.65	94,176	6.30	76,454
Commercial loans	10.35	60,600	10.35	60,929	10.06	58,938
Investment securities	4.96	22,754	4.60	21,841	5.00	18,657

Medallion Bank investments at cost (2)	12.18	290,707	11.90	290,723	11.66	246,733

Deferred loan acquisition costs		3,439		3,155		1,969
Unrealized depreciation on investment securities		(302)		(402)		(287)
Premiums paid on purchased securities		191		245		421
Unrealized depreciation on loans		(6,242)		(6,057)		(5,197)

Medallion Bank net investments		$287,793		$287,664		$243,639

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 9.10%, 9.44% and 8.62% at March 31, 2007, December 31, 2006, and March 31, 2006.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months ended March 31,
	2007	2006
Net investments at beginning of period	$592,932,636	$530,221,936
Investments originated	84,625,481	44,856,780
Purchase of Banco Popular medallion loan portfolio	—	35,703,391
Repayments of investments	(67,281,959)	(36,486,754)
Net realized gains (losses) on investments (2)	10,011,590	(1,856,236)
Net increase in unrealized appreciation (depreciation) (1)	(7,656,410)	2,005,568
Amortization of origination costs	(225,928)	(43,092)

Net increase in investments	19,472,774	44,179,657

Net investments at end of period	$612,405,410	$574,401,593

(1)	Excludes net unrealized appreciation (depreciation) of $1,820,000 and ($90,000) for the quarters ended March 31, 2007, and 2006, respectively, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

(2)	Excludes net realized gains of $0 and $0 for the quarters ended March 31, 2007 and 2006, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at March 31, 2007 was 6.91% (7.90% for the loan portfolio), an increase of 2 basis points from 6.89% at December 31, 2006, and an increase of 19 basis points from 6.72% at March 31, 2006. The weighted average yield of the total managed portfolio at March 31, 2007 was 9.10% (9.53% for the loan portfolio), an increase of 8 basis points from 9.02% at December 31, 2006, and an increase of 48 basis points from 8.62% at March 31, 2006. The increases in both years primarily reflected the market increase in interest rates, and the 2006 increase also reflected strong growth in the commercial loan portfolio. Managed portfolio yields were helped by the inclusion and growth of the high-yield consumer loan portfolio. We expect to try to increase the percentage of commercial loans in the total portfolio, the origination of floating and adjustable-rate loans, and the level of non-New York medallion loans to enhance our yields. Additionally, Medallion Bank expects to try to increase the percentage of consumer loans originated for the managed portfolio to increase our overall returns.

Medallion Loan Portfolio

Our medallion loans comprised 72% of the net portfolio of $612,405,000 at March 31, 2007 compared to 72% of the net portfolio of $592,933,000 at December 31, 2006, and 73% of $574,402,000 at March 31, 2006. Our managed medallion loans of $530,976,000 comprised 62% of the net portfolio of $851,289,000 compared to $522,193,000 or 63% of the net portfolio of $833,639,000 at December 31, 2006, and 64% of $777,454,000 at March 31, 2006. The medallion loan portfolio increased by $15,414,000 or 4% in 2007 ($8,783,000 or 2% on a managed basis), primarily reflecting increases in New York and Boston. The increase in the New York market can be attributed to new business marketing efforts, the conversion of participations into owned loans, and the general increase in medallion values and related refinancings. Total medallion loans serviced for third parties were $5,315,000 $5,783,000 and $6,944,000 at March 31, 2007, December 31, 2006 and March 31, 2006.

The weighted average yield of the medallion loan portfolio at March 31, 2007 was 7.01%, an increase of 8 basis points from 6.93% at December 31, 2006, and an increase of 41 basis points from 6.60% at March 31, 2006. The weighted average yield of the managed medallion loan portfolio at March 31, 2007 was 6.96 an increase of 8 basis points from 6.88% at December 31, 2006, and an increase of 5 basis points from 6.55% at March 31, 2006. The increase in yield primarily reflected the impact of rising interest rates in the economy and the effects of borrower refinancings. At March 31, 2007, 21% of the medallion loan portfolio represented loans outside New York, compared to 21% at December 31, 2006 and 22% at March 31, 2006. At March 31, 2007, 18% of the managed medallion loan portfolio represented loans outside New York, compared to 18% at December 31, 2006 and 20% at March 31, 2006. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 15% of the net investment portfolio as of March 31, 2007, December 31,and March 31, 2006 and were 18%, 18% and 19% on a managed basis. Commercial loans increased by $2,710,000 or 3% during the three months ended March 31, 2007 (increased by $2,335,000 or 2% on a managed basis), primarily reflecting growth in the asset-based loan portfolio partially offset by payoffs and loan participations sold. Total commercial loans serviced for third parties were $8,050,000, $7,761,000, and $293,000 at March 31, 2007, December 31, 2006, and March 31, 2006.

The weighted average yield of the commercial loan portfolio at March 31, 2007, was 12.10%, a decrease of 11 basis points from 12.21% at December 31, 2006, which was up 67 basis points from 11.54% at March 31, 2006. The weighted average yield of the managed commercial loan portfolio at March 31, 2007 was 11.41%, a decrease of 5 basis points from 11.46% at December 31, 2006, which was up 49 basis points from 10.97% at March 31, 2006. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At March 31, 2007, variable-rate loans represented approximately 28% of the commercial portfolio, compared to 26% and 33% at December 31, and March 31 2006, and were 55%, 55%, and 59% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer loan portfolios

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 14% of the managed net investment portfolio as of March 31, 2007, compared to 13% at December 31, 2006 and 12% at March 31, 2006. Medallion Bank started originating new adjustable rate consumer loans during the 2004 third quarter. Recreational vehicles, boats, and horse trailers located in all 50 states collateralize the loans. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 18.50% at March 31, 2007, compared to 18.48% and 18.44% at December 31, and March 31 2006. Amortization of the portfolio purchase premium reduced the yield by an average of 0.68%, 0.96%, and 1.39%, respectively. Adjustable rate loans represented approximately 89% of the managed consumer portfolio at March 31, 2007 compared to 84% and 90% at December 31 and March 31, 2006.

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

For the consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off to realized losses. If the collateral is repossessed, a realized loss is recorded to write the loan down to 75% of its net realizable value, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off as a realized loss, and any excess proceeds are recorded as a realized gain. Proceeds collected on charged off accounts are recorded as a realized gain. All collection, repossession, and recovery efforts are handled on behalf of Medallion Bank by the servicer.

The following table shows the trend in loans 90 days or more past due:

	March 31, 2007			December 31, 2006			March 31, 2006
Medallion loans	$5,633,000	1.0	%(1)	$5,748,000	1.1	%(1)	$6,499,000	1.3	%(1)

Commercial loans
Secured mezzanine	4,734,000	0.9		3,459,000	0.7		5,433,000	1.1
Asset-based receivable	—	—		—	—		—	—
Other secured commercial	1,640,000	0.3		1,651,000	0.3		4,045,000	0.8

Total commercial loans	6,374,000	1.2		5,110,000	1.0		9,478,000	1.8

Total loans 90 days or more past due	$12,007,000	2.2%		$10,858,000	2.1%		$15,977,000	3.1%

Total Medallion Bank loans	$503,000	0.1%		$591,000	0.1%		$383,000	0.1%

Total managed loans 90 days or more past due	$12,510,000	1.6%		$11,449,000	1.5%		$16,360,000	2.2%

(1)	Percentage is calculated against the total or managed loan portfolio, as appropriate

In general, collection efforts since the establishment of our collection department have substantially contributed to the sizable reduction in overall delinquencies. Secured mezzanine financing delinquencies have increased, primarily as a result of an additional loan, not previously delinquent, becoming over ninety day past due in the current quarter. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

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

The following tables sets forth the changes in our unrealized appreciation (depreciation) on investments for the three months ended March 31, 2007 and 2006.

	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2006	($3,055,696)	$2,112,846	$946,482	$3,632
Increase in unrealized
Appreciation on investments	(63,562)	48,602	1,920,000	1,968,602
Depreciation on investments	—	(11,736)	(73,000)	(148,298)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(1,099,805)	—	(1,099,805)
Losses on investments	1,260	—	—	1,260
Other		(3,807)		(3,807)

Balance March 31, 2007	($3,117,998)	$1,046,100	$2,793,482	$721,584

	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2005	($7,896,299)	$628,732	($1,396,750)	($8,664,317)
Increase in unrealized
Depreciation on investments	(90,819)	(968,042)	27,000	(1,031,859)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(64,500)	—	(64,500)
Losses on investments	1,781,479	2	—	1,781,479

Balance March 31, 2006	($6,205,639)	($403,808)	($1,369,750)	($7,979,197)

The following table presents credit-related information for the investment portfolios for the quarters ended:

	March 31, 2007	December 31, 2006	March 31, 2006
Total loans
Medallion loans	$443,662,404	$428,248,589	$421,564,303
Commercial loans	90,900,308	88,206,661	88,639,938

Total loans	534,562,712	516,455,250	510,204,241
Investment in Medallion Bank and other controlled subsidiaries	53,379,411	50,448,032	41,478,935
Equity investments (1)	4,529,487	16,068,243	22,718,417
Investment securities	19,933,800	9,961,111	—

Net investments	$612,405,410	$592,932,636	$574,401,593

Net investments at Medallion Bank and other controlled subsidiaries	$287,792,554	$287,664,054	$243,639,143
Managed net investments	$851,288,540	$833,638,878	$777,453,627

Unrealized appreciation (depreciation) on investments
Medallion loans	($473,964)	($456,587)	($1,094,243)
Commercial loans	(2,644,034)	(2,599,109)	(5,111,396)

Total loans	(3,117,998)	(3,055,696)	(6,205,639)
Investment in Medallion Bank and other controlled subsidiaries(2)	—	—	—
Equity investments	1,046,100	2,112,846	(403,808)
Investment securities	—	—	—

Total unrealized appreciation (depreciation) on investments(2)	($2,071,898)	($942,850)	($6,609,447)

Net unrealized appreciation (depreciation) on investments at Medallion Bank and other controlled subsidiaries	($6,544,285)	($6,459,096)	($5,483,789)
Managed total unrealized appreciation (depreciation) on investments	($8,616,183)	($7,401,946)	($12,093,236)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	(0.11%)	(0.11%)	(0.26%)
Commercial loans	(2.83)	(2.86)	(5.45)
Total loans	(0.58)	(0.59)	(1.20)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	30.03	15.14	(1.75)
Investment securities	—	—	—
Net investments	(0.37)	(0.16)	(1.23)

Net investments at Medallion Bank and other controlled subsidiaries	(2.22%)	(2.22%)	(2.20%)
Managed net investments	(1.00%)	(0.88%)	(1.53%)

(1)	Represents common stock and warrants held as investments.

(2)	Excludes $1,700,000, $1,250,000, and $0 for unrealized appreciation on Medallion Hamptons Holding, a wholly-owned subsidiary at March 31, 2007, December 31, 2006, and March 31, 2006.

(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the quarters ended March 31, 2007, and 2006.

	March 31, 2007	March 31, 2006
Realized gains (losses) on loans and equity investments
Medallion loans	($7,597)	$26,890
Commercial loans	9,655	(2,058,615)

Total loans	2,058	(2,031,725)
Investment in Medallion Bank and other controlled subsidiaries	—	—
Equity investments	10,009,532	175,489
Investment securities	—	—

Total realized gains (losses) on loans and equity investments	10,011,590	(1,856,236)

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	(769,028)	(385,187)

Total managed realized gains (losses) on loans and equity investments (1)	$9,242,562	($2,241,423)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(0.01%)	0.03%
Commercial loans	0.04	(8.68)
Total loans	0.00	(1.70)
Investment in Medallion Bank and other controlled subsidiaries	—	—
Equity investments	665.33	3.12
Investment securities	—	—
Net investments	7.52	(1.48)

Net investments at Medallion Bank and other controlled subsidiaries	(1.07)	(0.66)
Managed net investments	4.49%	(1.22%

(1)	Includes realized gains (losses) of $0 and $0 for the quarters ended March 31, 2007 and 2006, related to foreclosed properties which are carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio.

	Three Months ended March 31,
	2007	2006
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$48,602	$—
Unrealized depreciation	(75,298)	(1,058,350)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	2,202,110	1,346,939
Realized gains	(9,833,084)	(64,500)
Realized losses	1,260	1,781,479
Unrealized gains (losses) on foreclosed properties	1,820,000	(90,000)

Total	($5,836,410)	$1,915,568

Net realized gains on investments
Realized gains	$1,099,805	$64,500
Realized losses	(1,260)	(1,781,479)
Other gains	8,909,728	129,993
Direct recoveries (charge-offs)	3,317	(269,250)

Total	$10,011,590	($1,856,236)

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 9%, 9%, and 7% of our total portfolio at March 31, 2007, December 31, 2006, and March 31, 2006. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We are currently in discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. See Note 4 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1%, 3%, and 4%, of our total portfolio at March 31, 2007, December 31, 2006, and March 31, 2006. Equity investments were 1%, 2%, and 3%, of our total managed portfolio March 31, 2007, December 31, 2006, and March 31, 2006. Equity investments are comprised of common stock, partnership interests, and warrants. The decrease in equity investments during the three months ended March 31, 2007 primarily reflected the sale of shares of common stock of Clear Channel that were received in a tax-free exchange for 100% of our ownership interest in Medallion Taxi Media.

Investment Securities

Investment securities were 3%, 2%, and 0% of our total portfolio at March 31, 2007, December 31, 2006, and March 31, 2006. Investment securities were 5%, 4%, and 2% of our total managed portfolio at March 31, 2007, December 31, 2006, and March 31, 2006. The investment securities are primarily US Treasuries and/or adjustable-rate mortgage-backed securities purchased by us and Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for three months ended March 31, 2007 and 2006. Average balances have increased, primarily reflecting the funding needs to support the growth in our investment portfolios. The increase in borrowing costs reflected the trend of increasing interest rates in the economy and additional long-term SBA debt at higher rates.

	Interest Expense	Average Balance	Average Borrowing Costs
March 31, 2007
Floating rate borrowings	$5,510,000	$376,113,000	5.94%
Fixed rate borrowings	1,240,000	77,250,000	6.51

Total	6,750,000	$453,363,000	6.04

Medallion Bank borrowings	3,097,000	253,805,000	4.95

Total managed borrowings	$9,847,000	$707,168,000	5.65

March 31, 2006
Floating rate borrowings	$4,147,000	$335,198,000	5.02%
Fixed rate borrowings	1,226,000	77,250,000	6.44

Total	5,373,000	$412,448,000	5.28

Medallion Bank borrowings	2,060,000	211,659,000	3.95

Total managed borrowings	$7,433,000	$624,107,000	4.83

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under SBIA and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At March 31, 2007 and 2006 short-term floating rate debt constituted 83%, and 81% of total debt, and was 90%, and 88% on a fully managed basis including the borrowings of Medallion Bank.

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

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarter ended March 31, 2006. Because of the change in the reporting entity described in Note 3 to our consolidated financial statements, our financial condition and results of operations included in this quarterly report for March 31, 2006, have been adjusted to reflect the change retrospectively for the period and information presented.

	Three Months ended March 31,
Dollars in thousands except for share amounts	2007	2006
Statement of operations
Investment income	$10,439	$10,014
Interest expense	6,750	5,374

Net interest income	3,689	4,640
Noninterest income	490	616
Operating expenses	4,575	3,529

Net investment income (loss) before income taxes	(396)	1,727
Income tax (provision) benefit	0	0

Net investment income (loss) after income taxes	(396)	1,727
Net realized gains (losses) on investments	10,012	(1,856)
Equity in net income of Medallion Bank and other controlled subsidiaries (1)	2,203	1,347
Net unrealized appreciation (depreciation) on investments (1)	(8,039)	569

Net increase (decrease) in net assets resulting from operations	$3,780	$1,787

Per share data
Net investment income (loss)	($0.02)	$0.09
Income tax (provision) benefit	—	—
Net realized gains (losses) on investments	0.56	(0.10)
Net unrealized appreciation (depreciation) on investments	(0.33)	0.11

Net increase (decrease) in net assets resulting from operations	$0.21	$0.10

Dividends declared per share	$0.19	$0.16

Weighted average common shares outstanding
Basic	17,427,387	17,211,707
Diluted	17,764,663	17,722,064

Balance sheet data	March 31, 2007	December 2006
Net investments	$612,405	$592,933
Total assets	665,890	631,605
Total borrowed funds	488,945	455,136
Total liabilities	495,649	461,977
Total shareholders’ equity	170,240	169,628

Managed balance sheet data (2)
Net investments	$851,289	$833,639
Total assets	926,783	893,588
Total borrowed funds	748,227	716,620
Total liabilities	756,543	723,960

	Three Months ended March 31,
Dollars in thousands	2007	2006
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income (loss) after taxes	(0.25)%	1.19%
Net increase in net assets resulting from operations	2.41	1.24
Return on average equity (ROE) (4)
Net investment income (loss) after taxes	(0.94)	4.21
Net increase in net assets resulting from operations	9.01	4.35

Weighted average yields	7.70%	7.72%
Weighted average cost of funds	5.08	4.19

Net interest margin (5)	2.62	3.53

Noninterest income ratio (6)	0.37%	0.48%
Total expense ratio (7)	7.22	6.16
Operating expense ratio (8)	3.44	2.75

As a percentage of net investment portfolio
Medallion loans	73%	73%
Commercial loans	15	15
Investment in subsidiaries	9	8
Equity investments	1	4
Investment securities	3	0

Investments to assets (9)	92%	93%
Equity to assets (10)	26	27
Debt to equity (11)	287	270

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the year in the fair value of our investments, including the results of operations for Medallion Bank, Medallion Taxi Media, and other controlled subsidiaries, where applicable.

(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.

(3)	ROA represents the net investment income after taxes or net increase (decrease) in net assets resulting from operations, divided by average total assets. .

(4)	ROE represents the net investment income after taxes or net increase (decrease) in net assets resulting from operations divided by average shareholders’ equity.

(5)	Net interest margin represents net interest income for the year divided by average interest earning assets, and includes interest recoveries of $151,000 and $965,000 in the three months, and was 2.50%, and 2.75% on a managed basis for the three months ended March 31, 2007 and 2006.

(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.

(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average shareholders equity.

(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.

(9)	Represents net investments divided by total assets as of March 31.

(10)	Represents total shareholders’ equity divided by total assets as of March 31.

(11)	Represents total debt (floating rate and fixed rate borrowings) divided by total shareholders’ equity as of March 31.

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

During August 2006, we filed a registration statement on Form N-2 which the SEC staff reviewed and on which they provided comments, including those relating to the consolidation of the accounts of Medallion Bank. Based on discussion with the SEC staff, we determined during the 2006 fourth quarter to voluntarily not consolidate Medallion Bank and present Medallion Bank as a portfolio company. We determined that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly we have retrospectively applied this change to the financial statements of all prior periods presented, including previously issued interim periods presented. The effect of this retrospective application is to present our financial position and results of operations as if Medallion Bank had not been consolidated for all periods presented and to present Medallion Bank as an unconsolidated portfolio investment. Although this creates changes in the reported levels of assets, liabilities, revenues, and expenses, our net increase in net assets resulting from operations, shareholders’ equity, and the related amounts per common share are unchanged.

2007 First Quarter compared to the 2006 First Quarter

Net increase in net assets resulting from operations was $3,780,000 or $0.21 per diluted common share in the 2007 first quarter, up $1,993,000 from $1,787,000 or $0.10 in the 2006 first quarter. The 2007 increase primarily reflected higher net realized/unrealized portfolio gains, partially offset by higher operating expenses and lower net interest and noninterest income. Net investment income (loss) after taxes was ($395,000) or ($0.02) per diluted common share in the 2007 quarter, down $2,122,000 from $1,727,000 or $0.10 per share in the 2006 quarter.

Investment income was $10,439,000 in the 2007 first quarter, up $425,000 or 4% from $10,014,000 a year ago, and included $151,000 from interest recoveries on certain investments in 2007, compared to $965,000 in 2006. Excluding those items, investment income increased $1,239,000 or 14% compared to a year ago, reflecting higher yields earned and growth in the investment portfolios. The yield on the investment portfolio was 7.70% in 2007, essentially flat with 7.72% in 2006, and was 7.58% and 6.97% excluding the interest recoveries, an increase of 9%, reflecting the general increase in market interest rates and the refinancing of fixed rate loans at current rates. Average investments outstanding were $538,964,000 in 2007, up 4% from $519,595,000 a year ago, primarily reflecting growth in the medallion loan portfolio.

Medallion loans were $443,662,000 at quarter end, up $22,098,000 or 5% from $421,564,000 a year ago, representing 72% of the investment portfolio compared to 73% a year ago, and were yielding 7.01% compared to 6.60% a year ago, an increase of 6%. The increase in outstandings primarily reflected efforts to book new business, primarily in the New York City and Boston markets, and also reflected the increase in medallion values, partially offset by several large fleet repayments, including reductions in Chicago. The managed medallion portfolio, which includes loans at Medallion Bank, was $536,292,000 at quarter end, up $31,444,000 or 6% from $504,848,000 a year ago. The commercial loan portfolio was $90,900,000 at quarter end, compared to $88,640,000 a year ago, an increase of $2,260,000 or 3%, and represented 15% of the investment portfolio at both quarter ends. The increase primarily reflected growth in the high-yield mezzanine loan portfolio, partially offset by the resolution of several large old nonperforming loans. Commercial loans yielded 12.10% at quarter end, compared to 11.54% a year ago, an increase of 5%, reflecting the increases in market interest rates and the floating rate nature of much of the portfolio. The managed commercial portfolio, which includes loans at Medallion Bank, was $158,830,000 at quarter end, up $11,678,000 or 8% from $147,152,000 a year ago, primarily reflecting the increases described above and the net increase in third party loan participations sold. Investments in Medallion Bank and other controlled subsidiaries was $53,379,000 at quarter end, up $11,900,000 or 29% from $41,479,000 a year ago, primarily reflecting the increased value of those investments, a large portion of which reflected the earnings of Medallion Bank. See Note 4 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $4,529,000, down $18,189,000 or 80% from $22,718,000 a year ago, primarily reflecting the sale of a portion of the Clear Channel common stock received for our ownership interest in Media, partially offset by portfolio appreciation, and represented 1% of the investment portfolio and had a dividend yield of 2.37%, compared to 4% and 1.49% a year ago. Investment securities of $19,934,000 were up from zero a year ago, and represented 3% of the investment portfolio and yielded 5.03%. See page 28 for a table that shows balances and yields by type of investment.

Interest expense was $6,750,000 in the 2007 first quarter, up $1,376,000 or 26% from $5,374,000 in the 2006 quarter. The increase in interest expense was due to the higher cost of borrowed funds compounded by increased levels of borrowings. The cost of borrowed funds was 6.04%, compared to 5.28% a year ago, an increase of 14%, reflecting increases in the general level of interest rates over the last year, and the adjustable rate nature of much of our borrowings. Average debt outstanding was $453,363,000 for the 2007 quarter, compared to $412,448,000 a year ago, an increase of 10%, primarily reflecting increased borrowings used to fund portfolio investment growth. See page 36 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $3,690,000 and the net interest margin was 2.62% for the 2007 quarter, down $951,000 or 20% from $4,641,000 a year ago, which represented a net interest margin of 3.53%, all reflecting the items discussed above.

Noninterest income was $490,000 in the 2007 first quarter, down $125,000 or 20% from $615,000 a year ago. Noninterest income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income included $161,000 of unusually large prepayment penalties from several large paid-off loans in the year ago quarter. Excluding those prepayment penalties, noninterest income was up 8%, primarily reflecting increased servicing fee income and a larger portfolio.

Operating expenses were $4,575,000 in the 2007 first quarter, compared to $3,529,000 in the 2006 first quarter, an increase of $1,046,000 or 30%. Salaries and benefits expense was $2,733,000 in the first quarter, up $812,000 or 42% from $1,921,000 in

2006, primarily reflecting higher bonus accruals, lower amounts of salary deferrals related to loan originations, and an increase in headcount and salary levels. Professional fees were $605,000 in 2007, up $49,000 or 9% from $556,000 a year ago, primarily reflecting consultant services for operational reviews and higher investment project-related professional costs. Other operating expenses of $1,237,000 in the quarter were up $185,000 or 18% from $1,052,000 a year ago, reflecting higher office, rent, travel and entertainment expenses, and the writeoff of certain miscellaneous assets.

Income tax expense was $0 in both the 2007 and 2006 first quarters.

Net unrealized depreciation on investments was $5,836,000 in the 2007 first quarter, compared to appreciation of $1,916,000 in the 2006 first quarter, a decrease of $7,752,000. Net change in unrealized depreciation, net of the net unrealized appreciation on Medallion Bank and the other controlled subsidiaries was $8,038,000 in the 2007 quarter compared to net change in unrealized appreciation of $569,000 in 2006, resulting in increased depreciation of $8,607,000 in 2007. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2007 activity resulted from reversals of unrealized appreciation associated with equity investments that were sold of $9,833,000 and net unrealized depreciation on loans of $64,000, partially offset by net appreciation on Medallion Bank and other controlled subsidiaries of $2,202,000, net unrealized appreciation on foreclosed property of $1,820,000, net unrealized appreciation on equity investments of $37,000, and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $1,000. The 2006 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $1,347,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $1,782,000, and net unrealized appreciation on loans of $122,000, partially offset by net unrealized depreciation on equity investments of $1,181,000, net unrealized depreciation on foreclosed property of $90,000, and reversals of unrealized appreciation associated with equity investments that were sold of $65,000.

Also included in unrealized appreciation (depreciation) on investments was the net unrealized appreciation on Medallion Bank and other controlled subsidiaries of $2,202,000 in the 2007 quarter and $1,347,000 in the 2006 quarter. Both years primarily reflected the results of operations of Medallion Bank. See Notes 3 and 4 to the consolidated financial statements for information about these controlled subsidiaries.

Our net realized gains on investments were $10,012,000 in the 2007 quarter, compared to losses of $1,856,000 in the 2006 quarter. The 2007 activity reflected the reversals described in the unrealized paragraph above and by net direct gains on sales of equity and other investments of $178,000 and net direct recoveries of $3,000. The 2006 activity reflected the above and net direct chargeoffs of $269,000, partially offset by net direct gains on sales of equity and other investments of $130,000.

The Company’s net realized/unrealized gains on investments were $4,175,000 in the 2007 quarter, compared to $59,000 in the 2006 quarter, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving line of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $77,250,000 with a weighted average interest rate of 6.05%, constituting 16% of our total indebtedness as of March 31, 2007. Also, as of March 31, 2007, portions of the adjustable rate debt with Banks repriced at intervals of as long as 36 months, and certain of the certificates of deposit were for terms of up to 45 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at March 31, 2007, compared to the respective positions at the end of 2006 and 2005. The principal amount of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

	March 31, 2007 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$21,699	$—	$—	$—	$—	$—	$—	$21,699
Adjustable rate	20,528	10,059	4,547	59	33,642	—	—	68,835
Fixed-rate	66,912	91,019	153,843	60,172	73,363	7,750	13,447	466,506
Cash	28,282	—	—	—	—	—	—	28,282

Total earning assets	$137,421	$101,078	$158,390	$60,231	$107,005	$7,750	$13,447	$585,322

Interest bearing liabilities
Revolving line of credit	$392,862	$—	$—	$—	$—	$—	$—	$392,862
Notes payable to banks	15,066	—	3,767	—	—	—	—	18,833
SBA debentures	—	—	—	—	28,485	19,300	29,465	$77,250

Total liabilities	$407,928	$—	$3,767	$—	$28,485	$19,300	$29,465	$488,945

Interest rate gap	($270,507)	$101,078	$154,623	$60,231	$78,520	($11,550)	($16,018)	$96,377

Cumulative interest rate gap (2)	($270,507)	($169,429)	($14,806)	$45,425	$123,945	$112,395	$96,377	—

December 31, 2006 (2)	($267,015)	($152,783)	($8,334)	$53,943	$127,019	$115,046	$89,104	—
December 31, 2005 (2)	($99,581)	($118,589)	$43,224	$105,049	$153,469	$139,543	$96,083	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (46%), (49%), and (20%), as of March 31, 2007, December 31, 2006 and 2005, and was (31%), (34%), and 11%, on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in cumulative one year negative interest rate gap and related ratio of ($133,282,000) or (23%) for March 31, 2007, compared to a negative rate gap of ($127,184,000) or ( 23%) and a positive rate gap of $10,768,000 or 2% for December 31, 2006 and 2005, respectively, and was ($108,418,000) or (12%), ($117,151,000) or (14%), and $47,912,000 or 6% on a combined basis with Medallion Bank.

Our interest rate sensitive assets were approximately $585,322,000 and interest rate sensitive liabilities were $488,945,000 at March 31, 2007. The one-year cumulative interest rate gap was a negative $270,507,000 or 46% of interest rate sensitive assets compared to a negative $267,015,000 or 49%, at December 31, 2006 and $99,581,000 or 20% at December 31, 2005. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $133,282,000 or 23% at March 31, 2007. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed- rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were approximately $890,517,000 and interest rate sensitive liabilities were $748,227,000 at March 31, 2007. The one-year cumulative interest rate gap was a negative $272,787,000 estimated 31% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $108,418,000 or 12% at March 31, 2007.

Interest Rate Cap Agreements

From time-to time, we enter into interest rate cap agreements to manage the exposure of the portfolio to increases in market interest rates by hedging a portion of our variable-rate debt against increases in interest rates. There were no interest rate caps outstanding during 2007 and 2006.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with Merrill Lynch and Citibank, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. The Trust’s $375,000,000 revolving line of credit with Merrill Lynch had availability of $95,695, and Trust II’s $125,000,000 line had availability of $31,343,000 as of March 31, 2007. Medallion Capital and Freshstart have $13,500,000 and $6,000,000 of additional funding commitments with the SBA, which requires capital contributions from us of $6,750,000 and $2,000,000, respectively. Since SBA financing subjects its recipients to certain regulations, we will seek funding at the subsidiary level to maximize its benefits. Lastly $14,482,000 was available under revolving credit agreements with commercial banks, and approximately $1,218,000 was available under the company’s margin loan.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $13,500,000 could be raised by Medallion Bank to fund future loan origination activity, and Medallion Bank also has $35,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank as a non-RIC subsidiary of ours is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at March 31, 2007. See Notes 5 and 6 to the consolidated financial statements on page 17 for details of the contractual terms of our borrowings.

	Balance	Percentage	Rate (1)
Revolving lines of credit	$372,962,000	76%	5.68%
SBA debentures	77,250,000	16	6.05
Notes payable to banks	18,833,000	4	7.44
Margin loan	19,900,000	4	5.67

Total outstanding debt	$488,945,000	100%	5.81

Certificates of deposit at Medallion Bank	259,281,000	—	4.52%

Total outstanding debt, including Medallion Bank	$748,226,000	—	5.36

(1)	Weighted average contractual rate as of March 31, 2007.

Our contractual obligations expire on or mature at various dates through September 1, 2015. The following table shows all contractual obligations at March 31, 2007.

	Payments due by period
	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Floating rate borrowings	$34,977,000	$279,305,000	$97,413,000	$—	$—	$—	$411,695,000
Fixed rate borrowings	—	—	—	—	28,485,000	48,765,000	77,250,000

Total	$34,977,000	$279,305,000	$97,413,000	$—	$28,485,000	$48,765,000	$488,945,000

Certificates of deposit at Medallion Bank	97,885,000	87,178,000	69,718,000	4,500,000	—	—	259,281,000

Total, including Medallion Bank	$132,862,000	$366,483,000	$167,131,000	$4,500,000	$28,485,000	$48,765,000	$748,226,000

We value our portfolio at fair value as determined in good faith by management and approved by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect management’s estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment was also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of March 31, 2007 by approximately $314,000 on an annualized basis, compared to a positive impact of $399,000 at December 31, 2006, and the impact of such an immediate increase of 1% over a one year period would have been ($2,413,000) at March 31, 2007 compared to ($2,334,000) for December 31, 2006. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2007. See Notes 5 and 6 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	UTAH	Total	12/31/06
Cash	$1,607	$11,243	$6,052	$2,922	$6,458		$28,282	$15,399
Bank loans (1)	20,000	8,000					28,000	26,000
Amounts undisbursed	12,000	2,482					14,282	15,425
Amounts outstanding	8,000	10,833					18,833	15,210
Average interest rate	7.30%	7.52%					7.43%	7.41%
Maturity	06/07	06/07-01/10					06/07-01/10	06/07-12/09
Lines of Credit		500,000					500,000	500,000
Amounts undisbursed		127,038					127,038	151,251
Amounts outstanding		372,962					372,962	348,749
Average interest rate		5.68%					5.68%	5.52%
Maturity		09/08-12/09					09/08-12/09	09/08-12/09
Margin loan	19,900						19,900	13,927
Average interest rate	5.67%						5.67%	6.19%
Maturity	N/A						N/A	N/A
SBA debentures			46,750		50,000		96,750	96,750
Amounts undisbursed			13,500		6,000		19,500	19,500
Amounts outstanding			33,250		44,000		77,250	77,250
Average interest rate			6.02%		6.08%		6.05%	6.05%
Maturity			9/11-9/15		9/11-3/16		9/11-3/16	9/11-3/16

Total cash and amounts remaining undisbursed under credit facilities	$13,607	$140,762	$19,552	$2,922	$12,458	$—	$189,303	$201,575

Total debt outstanding	$27,900	$383,795	$33,250	$—	$44,000	$—	$488,944	$455,136

Including Medallion Bank
Cash						$14,487	$14,487	$14,699
Certificates of deposit						259,281	259,281	261,484
Average interest rate						4.52%	4.52%	4.36%
Maturity						04/07-10/10	04/07-10/10	01/07-10/10

Total cash and amounts remaining undisbursed under credit facilities	$13,607	$140,762	$19,552	$2,922	$12,458	$14,487	$203,790	$216,274

Total debt outstanding	$27,900	$383,795	$33,250	$—	$44,000	$259,281	$748,227	$716,620

(1)	In March 2007, we amended our revolving secured line of credit with Atlantic Bank, a division of New York Commercial bank, to increase the line from $6,000,000 to $8,000,000.

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

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurement.” This statement defines fair values, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. We currently follow fair market value accounting in our consolidated financial statements as a RIC; hence we do not expect the adoption of SFAS No.157 to have a material effect on our financial condition and results of operations. This statement is effective for fiscal years beginning after November 15, 2007.

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

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 stipulates the accounting for Mortgaging Servicing Rights (MSRs) and requires that they be recorded initially at fair value. SFAS No. 156 also permits, but does not require, that we may subsequently record those MSRs at fair value with changes to fair value recognized in the consolidated statement of operations. Alternatively, we may amortize the MSRs over their projected service periods. We have adopted SFAS No. 156, as required in the current quarter, however, this adoption has an immaterial effect on our financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS Nos. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain an embedded derivative that require bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, as defined. The adoption of SFAS No. 155 does not have a material impact on our consolidated financial position or results of operations.

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of May 10, 2007, there were approximately 118 holders of record of the Company’s common stock.

On May 9, 2007, the last reported sale price of our common stock was $12.22 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2007	DIVIDENDS DECLARED	HIGH	LOW
First Quarter	$0.19	$12.34	10.80
2006
Fourth Quarter	$0.19	$12.52	$11.17
Third Quarter	0.18	13.43	10.67
Second Quarter	0.17	13.74	12.74
First Quarter	0.16	13.55	11.12

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through March 31, 2007 (2)	—	—	—	7,720,523

Total	1,353,233	9.07	1,353,233	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires after a certain number of days, except in certain cases where it is extended through completion of the authorized amounts. In July 2006, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than August 2006, and were to conclude 180 days after the commencement of the purchases. There were no repurchases made during the 2007 first quarter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2007 and December 31, 2006, and (ii) no change in internal control over financial reporting occurred during the quarters ended March 31, 2007 and 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Since the inception of Medallion Bank, we have historically consolidated the financial position and results of operations of Medallion Bank with those of our own. We did so in reliance upon a letter from the staff of the Securities and Exchange Commission, or SEC, permitting such consolidation. During August 2006, we filed the initial registration statement related to this offering which the SEC staff reviewed and on which they provided comments, including the appropriateness of consolidating the accounts of Medallion Bank. Based on several discussions with the SEC, our management, Audit Committee, and Board of Directors have determined, and our auditors have concurred, that we should no longer consolidate Medallion Bank in reliance upon the SEC letter, and have determined, and our auditors have concurred, that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly we have adopted the retrospective treatment provided for in that statement, including for any interim periods presented. Based on the available facts, and after due investigation, we believe we relied upon the no-action letter in good faith and with a reasonable basis for such reliance and we have articulated these facts to the SEC. After reviewing our response, the SEC has indicated it has no further comments regarding the consolidation of Medallion Bank, but they have not formally concurred with our conclusion. We cannot assure you that the SEC or any other regulatory agency may not come to a different conclusion than ours. Such a different conclusion could result in our having to restate our financial statements.

We have a material weakness in internal control over financial reporting.

Management has identified a material weakness in our internal control over financial reporting for the year ended December 31, 2006 relating the documentation and oversight of the monitoring of certain loans and/or investments included in the portfolio of one of our subsidiaries, Medallion Capital. Although we are taking corrective action, we have not yet completed our remediation of the material weakness. Although we believe that the consolidated financial statements included in this prospectus present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to remediate this material weakness or any material weakness which may arise in the future could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404.

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

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets in qualifying assets–primarily securities of “eligible portfolio companies” (as defined under the 1940 Act), cash, cash equivalents, US government securities, and other high quality debt investments that mature in one year or less. Our regulatory requirements may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. In addition, we rely upon several exemptive orders from the SEC permitting us to consolidate our financial reporting and operate our business as presently conducted. Our failure to satisfy the conditions set forth in those exemptive orders could result in our inability to rely upon such orders or to cause the SEC to revoke the orders which could result in material changes in our financial reporting or the way in which we conduct our business. Furthermore, any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would further significantly decrease our operating flexibility.

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

Our business may periodically require capital. We may acquire additional capital from the following sources:

Senior Securities and Other Indebtedness. We may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. If we issue senior securities, including debt or preferred stock, we will be exposed to additional risks, including the following:

•

Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be restricted from issuing additional debt, may be limited in making distributions on our stock, and may be required to sell a portion of our investments and, depending on the nature of our leverage, to repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets.

At the end of each fiscal quarter, we may take proactive steps to prospectively preserve investment flexibility in the next quarter which is assessed against our total assets at our most recent quarter end. We can accomplish this in many ways including purchasing US Treasury bills or other investment-grade debt securities, and closing out our position on a net cash basis subsequent to quarter end. However, if such proactive measures are ineffective and our primary investments are deemed not to be qualifying assets, we could be deemed in violation of the 1940 Act, which could have a material effect on our business.

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

For federal income tax purposes, we will include in taxable income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of payment-in-kind interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

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

To qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities, other than US government securities or securities of other RICs, of any one issuer. As of December 31, 2006, our two largest investments subject to this test were our investments in Medallion Bank, representing 22% of our RIC assets, and our investment in Medallion Business Credit, representing 4% of our RIC assets. We will continue to monitor the levels of these and any other investment concentrations in conjunction with the diversification tests.

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

As of March 31, 2007, we had approximately $488,945,000 of outstanding indebtedness, which had a weighted average borrowing cost of 5.81% at March 31, 2007, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $259,281,000 of outstanding indebtedness at a weighted average borrowing cost of 4.52%.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of March 31, 2007, our net unrealized depreciation on investments was approximately $2,071,898 or 0.34% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of March 31, 2007 by approximately $314,000 on an annualized basis, compared to a positive impact of $399,000 at December 31, 2006, and the impact of such an immediate increase of 1% over a one year period would have been ($2,413,000) at March 31, 2007 compared to ($2,334,000) for December 31, 2006. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of March 31, 2007, investments in New York City taxi medallion loans represented approximately 79% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

Changes in taxicab industry regulations that result in the issuance of additional medallions or increases the expenses involved in operating a medallion could lead to a decrease in the value of our medallion loan collateral.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $525,000 for corporate medallions and over $417,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2005, the value of New York City taxicab medallions increased by approximately 19% for individual medallions and 34% for corporate medallions.

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

We may not control many of our portfolio companies.

We may not control many of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such company may take risks or otherwise act in ways that do not serve our interests as debt investors.

Consumer lending is a new product line for Medallion Bank that carries a higher risk of loss and could be adversely affected by an economic downturn.

The acquisition of our consumer loan portfolio, and the subsequent commencement of lending operations in this line of business, represents an entry into the relatively new market of consumer lending for us. Although the purchased portfolio was seasoned and Medallion Bank’s management has considerable experience in originating and managing consumer loans, we cannot assure you that these loans will perform at their historical levels as expected under Medallion Bank’s management.

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

MEDALLION FINANCIAL CORP.

Date:	May 10, 2007

By:	/s/ Alvin Murstein

Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall

Larry D. Hall

Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant
as principal financial and accounting officer.