Form 10-Q
period 2007-06-30
MEDALLION FINANCIAL CORP
filed 2007-08-09
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 7, 2007 was 17,502,515.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company under the Investment Company Act of 1940, or the 1940 Act. We have elected to be treated as a business development company under the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, and horse trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 13%, and our commercial loan portfolio at a compound annual growth rate of 8%. Since Medallion Bank began originating consumer loans, it has originated more than $147,318,000 as of June 30, 2007. Total assets under our management, which includes assets serviced for third party investors and managed by unconsolidated portfolio companies, were approximately $967,000,000 as of June 30, 2007 and $834,546,000 as of June 30, 2006, and have grown at a compound annual growth rate of 15% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $108,273,000 or $7.20 per share.

We conduct our business through various wholly-owned investment company subsidiaries including:

•	Medallion Funding Corp., or Medallion Funding, a Small Business Investment Company, or SBIC, and a regulated investment company, or RIC, our primary taxicab lending company;

•	Medallion Business Credit, LLC, or Medallion Business Credit, an originator of loans to small businesses for the purpose of financing inventory and receivables;

•	Medallion Capital, Inc., or Medallion Capital, an SBIC and a RIC, which conducts a mezzanine financing business; and

•	Freshstart Venture Capital Corp., or Freshstart, an SBIC and a RIC, which originates and services taxicab medallion and commercial loans.

We also conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the Federal Deposit Insurance Corporation, or the FDIC, and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank provides us with our lowest costs of funds which it raises through bank certificates of deposits issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are serviced by us. We earn referral and servicing fees for these activities.

Since Medallion Bank commenced operations in December 2003, we had historically consolidated Medallion Bank’s financial statements with those of our own. Although Medallion Bank is not an investment company, and the Securities and Exchange Commission, or the SEC, rules generally do not permit investment companies such as ours to consolidate the financial statements of non-investment companies, such as Medallion Bank, we had sought and obtained a letter from the SEC in March 2004 permitting such consolidation. We believed that consolidating Medallion Bank provided a more complete and accurate representation of our full scope of operations, and our complete financial position and results of operations.

During August 2006, we filed a registration statement on Form N-2 which the SEC staff reviewed and on which they provided comments, including those relating to the consolidation of the accounts of Medallion Bank which have evolved since 2004. Based on discussions with the SEC staff, we determined during the 2006 fourth quarter to voluntarily not consolidate Medallion Bank and present Medallion Bank as a portfolio company. We determined that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly, we have retrospectively applied this change to the financial statements of all prior periods presented, including previously issued interim periods presented. The effect of this retrospective application is to present our financial position and results of operations as if Medallion Bank had not been consolidated for all periods presented and to present Medallion Bank as an unconsolidated portfolio investment. Although this creates changes in the reported levels of assets, liabilities, revenues, and expenses, our net increase in net assets resulting from operations, shareholders’ equity, and the related amounts per common share are unchanged.

Because of the change in the reporting entity described above and in Note 3 to our consolidated financial statements, our financial position included in this report for the three and six months ended June 30, 2006 has been adjusted to reflect the change retrospectively for the three and six months ended June 30, 2006 as if Medallion Bank had not been consolidated for all periods presented and to present Medallion Bank as an unconsolidated portfolio investment.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2007.

Our consolidated balance sheet as of June 30, 2007, the related consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, the consolidated statements of changes in net assets for the three and six months ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to summarize fairly our consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2007 and 2006, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006 (As adjusted)	2007	2006 (As adjusted)
Interest income on investments	$11,240,886	$8,908,162	$21,333,986	$18,547,354
Dividends and interest income on short-term investments(1)	1,700,108	309,481	1,836,139	564,725
Medallion lease income	216,107	120,000	426,260	240,000

Total investment income	13,157,101	9,337,643	23,596,385	19,352,079

Total interest expense(2)	7,535,234	6,123,626	14,284,852	11,497,263

Net interest income	5,621,867	3,214,017	9,311,533	7,854,816

Total noninterest income	558,355	1,000,504	1,048,788	1,616,182

Salaries and benefits	2,534,487	2,396,365	5,267,760	4,317,517
Professional fees	609,981	463,967	1,214,974	1,020,019
Rent expense	319,786	288,458	653,076	587,145
Other operating expenses	1,098,241	736,676	2,001,748	1,490,422

Total operating expenses	4,562,495	3,885,466	9,137,558	7,415,103

Net investment income before income taxes(1)(3)	1,617,727	329,055	1,222,763	2,055,895
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	1,617,727	329,055	1,222,763	2,055,895

Net realized gains on investments	1,840,822	2,519,079	11,852,412	662,843

Net change in unrealized depreciation on investments	(127,295)	(1,650,065)	(8,165,815)	(1,081,436)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	940,746	2,877,997	3,142,856	4,224,936

Net unrealized gains (losses) on investments	813,451	1,227,932	(5,022,959)	3,143,500

Net realized/unrealized gains on investments	2,654,273	3,747,011	6,829,453	3,806,343

Net increase in net assets resulting from operations	$4,272,000	$4,076,066	$8,052,216	$5,862,238

Net increase in net assets resulting from operations per common share
Basic	$0.24	$0.24	$0.46	$0.34
Diluted	0.24	0.23	0.45	0.33

Dividends declared per share	$0.19	$0.17	$0.38	$0.33

Weighted average common shares outstanding
Basic	17,485,785	17,283,907	17,456,748	17,248,007
Diluted	17,809,997	17,799,377	17,787,492	17,760,920

(1)	Includes $1,500,000 of dividend income for the three and six months ended June 30, 2007 from Medallion Bank.

(2)	Average borrowings outstanding for the three and six months were $483,417,000, $435,293,000, $468,473,000, and $423,934,000, and the related average borrowing costs were 6.25%, 5.64%, 6.15% and 5.47% for the three and six months ended June 30, 2007 and 2006.

(3)	Includes approximately $505,000, $526,000, $968,000 and $997,000 of net revenues received from Medallion Bank for the three and six months ended June 30, 2007 and 2006 primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 4 and 11 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	UNAUDITED June 30, 2007	AUDITED December 31, 2006
Assets
Medallion loans, at fair value	$468,398,516	$428,248,589
Commercial loans, at fair value(1)	93,018,370	88,206,661
Investment in Medallion Bank and other controlled subsidiaries, at fair value	52,872,580	50,448,032
Investment securities, at fair value	14,999,412	9,961,111
Equity investments, at fair value	2,999,167	16,068,243

Net investments ($418,073,000 at June 30, 2007 and $405,817,000 at December 31, 2006 pledged as collateral under borrowing arrangements)	632,288,045	592,932,636
Cash ($831,000 at June 30, 2007 and $865,000 at December 31, 2006 restricted as to use by lender)	19,412,865	15,398,740
Accrued interest receivable	2,366,983	2,177,694
Fixed assets, net	640,856	525,472
Goodwill, net	5,007,583	5,007,583
Other assets, net	20,208,790	15,562,763

Total assets	$679,925,122	$631,604,888

Liabilities
Accounts payable and accrued expenses	$3,783,228	$5,057,204
Accrued interest payable	2,043,433	1,783,258
Funds borrowed	502,494,098	455,136,424

Total liabilities	508,320,759	461,976,886

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 18,875,866 shares at June 30, 2007 and 18,799,766 shares at December 31, 2006 issued)	188,759	187,998
Treasury stock at cost (1,373,351 shares at June 30, 2007 and December 31, 2006)	(12,611,113)	(12,611,113)
Capital in excess of par value	177,405,758	176,849,296
Accumulated undistributed net investment income	4,388,211	5,198,189
Accumulated undistributed net realized gains on investments	85,479	—
Net unrealized appreciation on investments	2,147,269	3,632

Total shareholders’ equity (net assets)	171,604,363	169,628,002

Total liabilities and shareholders’ equity	$679,925,122	$631,604,888

Number of common shares outstanding	17,502,515	17,426,415
Net asset value per share	$9.80	$9.73

(1)	Includes a $3,100,000 loan to an entity which is majority owned by one of our controlled subsidiaries.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006 (As adjusted)	2007	2006 (As adjusted)
Net investment income after income taxes	$1,617,727	$329,055	$1,222,763	$2,055,895
Net realized gains on investments	1,840,822	2,519,079	11,852,412	662,843
Net unrealized gains (losses) on investments	813,451	1,227,932	(5,022,959)	3,143,500

Net increase in net assets resulting from operations	4,272,000	4,076,066	8,052,216	5,862,238

Investment income, net	—	(1,339,190)	(1,367,617)	(3,922,302)
Realized gain from investment transactions, net	(3,321,583)	(1,424,076)	(5,265,460)	(1,424,076)

Dividends and distributions to shareholders’ (1)	(3,321,583)	(2,763,266)	(6,633,077)	(5,346,378)

Exercise of stock options	413,663	400,710	557,222	872,903

Capital share transactions	413,663	400,710	557,222	872,903

Total increase in net assets	1,364,080	1,713,510	1,976,361	1,388,763
Net assets at the beginning of the period	170,240,283	166,029,092	169,628,002	166,353,839

Net assets at the end of the period(2)	$171,604,363	$167,742,602	$171,604,363	$167,742,602

Capital share activity
Common stock issued, beginning of period	18,822,266	18,638,766	18,799,766	18,546,648
Exercise of stock options	53,600	47,500	76,100	139,618

Common stock issued, end of period	18,875,866	18,686,266	18,875,866	18,686,266

Treasury stock, beginning of period	(1,373,351)	(1,373,351)	(1,373,351)	(1,373,351)
Treasury stock acquired	—	—	—	—

Treasury stock, end of period	(1,373,351)	(1,373,351)	(1,373,351)	(1,373,351)

Common stock outstanding	17,502,515	17,312,915	17,502,515	17,312,915

(1)	Dividends declared were $0.19, $0.17, $0.38, and $0.33 per share for the three and six months ended June 30, 2007 and 2006.

(2)	Includes $2,912,000 of undistributed net investment income and $85,000 of undistributed net realized gains on investments at June 30, 2007, and $1,585,000 of undistributed net investment income at June 30, 2006.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months ended June 30,
	2007	2006 (As adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$8,052,216	$5,862,238
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	213,653	205,359
Amortization of origination costs	294,503	574,142
Increase in net unrealized (appreciation) depreciation on investments	8,165,815	1,081,436
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(3,142,856)	(4,224,936)
Net realized gains on investments	(11,852,412)	(662,843)
Stock-based compensation expense	60,392	148,535
(Increase) decrease in accrued interest receivable	(189,288)	565,683
(Increase) decrease in other assets, net	(1,400,635)	89,628
Decrease in accounts payable and accrued expenses	(1,273,975)	(1,278,639)
Increase in accrued interest payable	260,175	573,220

Net cash provided by (used) for operating activities	(812,412)	2,933,823

CASH FLOWS USED FOR INVESTING ACTIVITIES
Investments originated	(167,993,702)	(155,514,015)
Proceeds from principal receipts, sales, and maturities of investments	131,209,595	180,887,811
Banco portfolio acquisition	—	(35,703,391)
Investments in Medallion Bank and other controlled subsidiaries, net	718,308	—
Capital expenditures	(329,037)	(278,073)

Net cash used for investing activities	(36,394,836)	(10,607,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	178,263,697	98,276,558
Repayments of funds borrowed	(165,906,024)	(78,699,618)
Proceeds from Trust Preferred Securities issued	35,000,000	—
Proceeds from exercise of stock options	496,777	718,840
Payments of declared dividends	(6,633,077)	(5,346,378)
Commitment fees on SBA leverage	—	(135,000)

Net cash provided by financing activities	41,221,373	14,814,402

NET INCREASE IN CASH	4,014,125	7,140,557
CASH, beginning of period	15,398,740	22,808,388

CASH, end of period	$19,412,865	$29,948,945

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$13,571,388	$10,643,139
Cash paid during the period for income taxes	—	—
Non-cash investing activities-net transfers to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

We, Medallion Financial Corp. (the Company), are a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a business development company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding Corp. (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans.

The Company also conducts business through Medallion Business Credit, LLC (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables; Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business; and Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans. MFC, MCI, and FSVC, as SBICs, are regulated and financed in part by the Small Business Administration (SBA).

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,083,000 at June 30, 2007, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

In December 2006, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust II (Trust II), for the purpose of owning medallion loans originated by MFC or others. Trust II is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust II, will be entitled to be satisfied out of Trust II’s assets prior to any value in Trust II becoming available to Trust II’s equity holders. The assets of Trust II, aggregating $124,487,000 at June 30, 2007, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust II. Trust II’s loans are serviced by MFC.

In December 2006, September 2006, and previously in June 2003, MFC through several wholly-owned and new formed subsidiaries which, along with an existing subsidiary (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions out of foreclosure which are leased to fleet operators while being held for sale.

A wholly-owned portfolio investment, Medallion Bank, a Federal Deposit Insurance Corporation (FDIC) insured industrial bank, originates medallion loans, commercial loans, and consumer loans, raises deposits, and conducts other banking activities (see Notes 3 and 4). Medallion Bank was capitalized on December 16, 2003, with $22,000,000 from the Company. On December 22, 2003, upon satisfaction of the conditions set forth in the FDIC’s order of October 2, 2003 approving Medallion Bank’s application for federal deposit insurance, the FDIC certified that the deposits of each depositor in Medallion Bank were insured to the maximum amount provided by the Federal Deposit Insurance Act and Medallion Bank opened for business. Medallion Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies.

Medallion Bank is not an investment company, and therefore, is not consolidated with the Company, but instead is treated as a portfolio investment. It was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions (licenses), 2) asset-based commercial loans, and 3) SBA 7(a) loans. The loans are marketed and serviced by Medallion Bank’s affiliates who have extensive prior experience in these asset groups. Additionally, Medallion Bank began issuing brokered certificates of deposit in January 2004, and purchased over $84,150,000 of taxicab medallion and asset-based loans from affiliates of the Company. On April 1, 2004, Medallion Bank purchased a consumer loan portfolio from an unrelated financial institution for consideration of $86,309,000. The purchase was funded with $7,700,000 of additional capital contributed by the Company and with deposits raised by Medallion Bank.

In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others. The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. The assets of the Trust, aggregating $296,691,000 at June 30, 2007 are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust. The Trust’s loans are serviced by MFC.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for Medallion Bank and other portfolio investments. All significant intercompany transactions, balances, and profits have been eliminated in consolidation. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act. See Note 3 regarding our change in reporting entity in 2006, and Note 4 for the presentation of financial information for Medallion Bank. Because of the change in the reporting entity described in Note 3, our financial condition for the quarter ended June 30, 2006 and results of operations included in this quarterly report for the 2006 second quarter and six months have been adjusted to reflect the change retrospectively for such periods and related information presented.

Investment Valuation

The Company’s loans, net of participations and any unearned discount, are considered investment securities under the 1940 Act and are recorded at fair value. As part of the fair value methodology, loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by management, and approved by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities.

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 11%, and 13% of the investment portfolio at June 30, 2007 and December 31, 2006, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $2,900,000 and $15,969,000 at June 30, 2007 and December 31, 2006, and non-marketable securities of $99,000 in each period. The $52,873,000 and $50,448,000 related to portfolio investments in controlled subsidiaries at June 30, 2007 and December 31, 2006 were all non-marketable in each period. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 74% and 72% of the

Company’s investment portfolio at June 30, 2007 and December 31, 2006 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 79% and 79% were in New York City at June 30, 2007 and December 31, 2006. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (15% at June 30, 2007 and December 31, 2006) represents loans to various commercial enterprises, in a variety of industries, including wholesaling, food services, financing, broadcasting, communications, real estate, and lodging. These loans are made primarily in the metropolitan New York City area, and historically included loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities, were 11% and 13% at June 30, 2007 and December 31, 2006.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank and other controlled subsidiaries, medallion loans were 63% at June 30, 2007 and 63% at December 31, 2006 (of which 82% and 82% at June 30, 2007 and December 31, 2006 were in New York City), commercial loans were 18% and 18% at June 30, 2007 and December 31, 2006, and 14% and 13% were consumer loans in all 50 states collateralized by recreational vehicles, boats, and trailers. Equity investments and investment securities were 1% and 4% at June 30, 2007 and 2% and 4% at December 31, 2006, of the net investment portfolio.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2007 and December 31, 2006 net origination costs totaled approximately $602,000 and $631,000. Amortization expense for the three months ended June 30, 2007 and 2006 was approximately $69,000 and $531,000, and was $295,000 and $574,000 for the comparable six month periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At June 30, 2007 and 2006, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2007 and 2006.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At June 30, 2007, December 31, 2006, and June 30, 2006, total non-accrual loans were $12,896,000, $13,670,000, and $26,365,000, and represented 2%, 3%, and 6% of the gross medallion and commercial loan portfolio at each period end. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $5,401,000, $5,281,000, and $6,941,000 at June 30, 2007, December 31, 2006, and June 30, 2006, of which $947,000 and $813,000 would have been recognized in the three months ended June 30, 2007 and 2006, and $1,482,000 and $1,438,000 would have been recognized in the comparable six month periods.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125” (SFAS 140). In addition, we are in compliance with Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets - a Replacement of FASB Statement No. 140” (SFAS 156). SFAS 156 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with SFAS 156, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company was approximately $164,600,000 and $168,643,000 at June 30, 2007 and December 31, 2006 and included $149,772,000 and $153,271,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with SFAS 156, substantially all of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of June 30, 2007 and December 31, 2006.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments was $2,147,000, $4,000, and ($7,445,000) as of June 30, 2007, December 31, 2006, and June 30, 2006. Our investment in Medallion Bank, a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for change in the reporting entity and Note 4 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the three and six months ended June 30, 2007 and 2006.

	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2006	($3,055,696)	$2,112,846	$946,482	$3,632
Increase in unrealized
Appreciation on investments	—	48,602	1,920,000	1,968,602
Depreciation on investments	(63,562)	(11,736)	(73,000)	(148,298)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(1,099,805)	—	(1,099,805)
Losses on investments	1,260	—	—	1,260
Other		(3,807)		(3,807)

Balance March 31, 2007	(3,117,998)	1,046,100	2,793,482	721,584
Increase in unrealized
Appreciation on investments	—	628,477	1,510,842	2,139,319
Depreciation on investments	(1,141,971)	(106,656)	(85,500)	(1,334,127)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(189,274)	—	(189,274)
Losses on investments	809,767	—	—	809,767

Balance June 30, 2007	($3,450,202)	$1,378,647	$4,218,824	$2,147,269

	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2005	($7,896,299)	$628,732	($1,396,750)	($8,664,317)
Increase in unrealized
Appreciation on investments	—	—	27,000	27,000
Depreciation on investments	(90,819)	(968,042)	—	(1,058,861)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(64,500)	—	(64,500)
Losses on investments	1,781,479	2	—	1,781,481

Balance March 31, 2006	(6,205,639)	(403,808)	(1,369,750)	(7,979,197)
Increase in unrealized
Appreciation on investments	—	814,179	58,655	872,834
Depreciation on investments	(371,986)	—	—	(371,986)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	34,900	—	—	34,900
Other	—	(1,663)	—	(1,663)

Balance June 30, 2006	($6,542,725)	$408,708	($1,311,095)	($7,445,112)

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio:

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$628,477	$—	$677,084	$—
Unrealized depreciation	(1,248,627)	480,231	(1,323,928)	(578,121)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	940,746	2,877,997	3,142,856	4,224,936
Realized gains	(1,742,254)	(2,163,849)	(11,575,340)	(2,228,349)
Realized losses	809,767	34,900	811,027	1,816,379
Unrealized gains (losses) on foreclosed properties	1,425,342	(1,347)	3,245,342	(91,345)

Total	$813,451	$1,227,932	($5,022,959)	$3,143,500

Net realized gains on investments
Realized gains	$1,742,254	$2,163,849	$2,842,058	$2,228,349
Realized losses	(809,767)	(34,900)	(811,027)	(1,816,379)
Other gains	899,391	349,689	9,809,119	479,682
Direct recoveries (charge-offs)	8,944	40,441	12,262	(228,809)

Total	$1,840,822	$2,519,079	$11,852,412	$662,843

Goodwill

Effective January 1, 2002, coincident with the adoption of SFAS No.142, “Goodwill and Intangible Assets,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for 2006, 2005, and 2004, and management believes, and the Board of Directors concurs, that there is no impairment as of June 30, 2007. The Company conducts annual appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified. If any impairment adjustments are recognized, they will be charged to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was approximately $107,000 and $97,000 for the three months ended June 30, 2007 and 2006, and was $214,000 and $205,000 for the comparable six months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was approximately $227,000 and $153,000 for the three months ended June 30, 2007 and 2006, and was $453,000 and $281,000 for the comparable six months. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts on the balance sheet for all of these purposes were $2,937,000, $2,747,000 and $2,129,000 as of June 30, 2007, December 31, 2006, and June 30, 2006.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Net increase in net assets resulting from operations available to common shareholders	$4,272,000	$4,076,066	$8,052,216	$5,862,238

Weighted average common shares outstanding applicable to basic EPS	17,485,785	17,283,907	17,456,748	17,248,007
Effect of dilutive stock options	324,212	515,470	330,744	512,913

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,809,997	17,799,377	17,787,492	17,760,920

Basic earnings per share	$0.24	$0.24	$0.46	$0.34
Diluted earnings per share	0.24	0.23	0.45	0.33

Potentially dilutive common shares excluded from the above calculations aggregated 741,434 and 483,576 shares as of June 30, 2007 and 2006.

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

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During the six months ended June 30, 2007, the Company issued 159,674 shares of stock-based compensation awards, and during the three and six months ended June 30, 2007, the Company recognized $99,000 and $177,000 of non-cash stock-based compensation expense related to the option grants, which was offset by certain adjustments aggregating approximately $117,000. During the three and six months ended June 30, 2006, the Company issued 207,162 shares of stock-based compensation awards, and recognized $113,000 and $149,000 of non-cash stock-based compensation expense related to the options. As of June 30, 2007, the total remaining unrecognized compensation cost related to unvested stock options was approximately $477,000, which is expected to be recognized over the next fifteen quarters (see Note 6).

Derivatives

The Company had no interest rate cap agreements or other derivative investments outstanding during 2007 and 2006.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) CHANGE IN THE REPORTING ENTITY

Since Medallion Bank commenced operations in December 2003, the Company had historically consolidated Medallion Bank’s financial statements with those of its own. Although Medallion Bank is not an investment company, and SEC rules generally do not permit investment companies such as the Company to consolidate the financial statements of non-investment companies, such as Medallion Bank, the Company had sought and obtained a letter from the SEC in March 2004 permitting such consolidation. The company believed that consolidating Medallion Bank provided a more complete and accurate representation of the Company’s full scope of operations, and its complete financial position and results of operations.

During August 2006, the Company filed a registration statement on Form N-2 which the SEC staff reviewed and on which they provided comments, including those relating to the consolidation of the accounts of Medallion Bank which have evolved since 2004. Based on discussions with the SEC staff, the Company determined during the 2006 fourth quarter to voluntarily not consolidate Medallion Bank and present Medallion Bank as a portfolio company. The Company determined that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly, the Company has retrospectively applied this change to the financial statements of all prior periods presented, including previously issued interim periods presented. The effect of this retrospective application is to present the Company’s financial position and results of operations as if Medallion Bank had not been consolidated for all periods presented and to present Medallion Bank as an unconsolidated portfolio investment. Although this creates changes in the reported levels of assets, liabilities, revenues, and expenses, our net increase in net assets resulting from operations, shareholders’ equity, and the related amounts per common share are unchanged.

The following table presents certain appropriate financial statement captions as previously reported consolidating Medallion Bank with the Company, and compares them to the current presentation which does not consolidate Medallion Bank for the three and six months ended June 30, 2006.

	Three Months ended June 30, 2006
Dollars in thousands	As Previously Reported, Consolidated With Medallion Bank	As Currently Reported, Not Consolidated With Medallion Bank	Change
Investment income	$16,498	$9,338	($7,160)
Interest expense	8,544	6,124	(2,420)

Net interest income	7,954	3,214	(4,740)

Net investment income after income taxes	2,431	329	(2,102)
Net realized/unrealized gains (losses) on investments	1,645	3,747	2,102

Net increase in net assets resulting from operations	$4,076	$4,076	$—

Net increase in net assets resulting from operations per diluted common share	$0.23	$0.23	$—

	Six Months ended June 30, 2006
	As Previously Reported, Consolidated With Medallion Bank	As Currently Reported, Not Consolidated With Medallion Bank	Change
Investment income	$32,945	$19,352	($13,593)
Interest expense	15,973	11,497	(4,476)

Net interest income	16,972	7,855	(9,117)

Net investment income after income taxes	6,197	2,056	(4,141)
Net realized/unrealized gains (losses) on investments	(335)	3,806	4,141

Net increase in net assets resulting from operations	$5,862	$5,862	$—

Net increase in net assets resulting from operations per diluted common share	$0.33	$0.33	$—

(4) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

Medallion Bank

The following table presents Medallion Bank’s statement of operations and other valuation adjustments on other controlled subsidiaries for the three and six months ended June 30, 2007 and 2006.

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Statement of operations
Investment income	$8,953,549	$7,166,655	$17,216,585	$13,611,472
Interest expense	3,324,172	2,425,574	6,421,504	4,485,115

Net interest income	5,629,377	4,741,081	10,795,081	9,126,357
Noninterest income	90,744	216,211	193,827	314,456
Operating expenses	1,761,799	1,550,709	3,488,767	2,993,727

Net investment income before income taxes	3,958,322	3,406,583	7,500,141	6,447,086
Income tax provision	(1,217,342)	(1,304,979)	(2,191,496)	(2,306,524)

Net investment income after income taxes	2,740,980	2,101,604	5,308,645	4,140,562
Net realized/unrealized (losses) of Medallion Bank and other controlled subsidiaries (1)	(1,800,234)	776,393	(2,165,789)	84,374

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$940,746	$2,877,997	$3,142,856	$4,224,936

(1)	Includes $587,000, $1,662,000, $963,000 and $1,571,000 of net realized/unrealized gains (losses) of controlled subsidiaries other than Medallion Bank for the three and six months ended June 30, 2007 and 2006. Also reflects $1,500,000 unrealized depreciation on Medallion Bank in the 2007 second quarter and six months to adjust the investment carrying amount to reflect the dividend paid to the parent.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of June 30, 2007 and December 31, 2006.

	2007	2006
Loans, net	$281,740,958	$267,839,793
Investment securities, at fair value	24,852,018	21,682,923

Net investments ($0 pledged as collateral under borrowing arrangements at June 30, 2007 and December 31, 2006) (1)	306,592,976	289,522,716
Cash ($0 at June 30, 2007 and December 31, 2006 restricted as to use by lender)	9,402,376	14,698,919
Other assets, net	6,474,531	5,209,015

Total assets	$322,469,883	$309,430,650

Other liabilities	$2,178,679	$832,396
(Receivable) from / payable to parent	(265,078)	267,247
Deposits	271,686,020	261,483,540

Total liabilities	273,599,621	262,583,183
Medallion Bank equity	48,870,262	46,847,467

Total liabilities and equity	$322,469,883	$309,430,650

Investment in other controlled subsidiaries	$4,267,396	$3,373,318
Total investment in Medallion Bank and other controlled subsidiaries	$52,872,580	$50,488,032

(1)	Included in Medallion Bank’s net investments is $1,465,000 and $1,859,000 for purchased loan premium, accrued interest receivable, and facility fees at June 30, 2007 and December 31, 2006.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the table presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At June 30, 2007 and December 31, 2006, the net premium on investment securities totaled $145,000 and $245,000, and $40,000 and $86,000 was amortized into interest income for the 2007 second quarter and six months and $30,000 and $68,000 was amortized in the comparable 2006 periods.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. As a result, these loans are not typically placed on nonaccrual, but are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At June 30, 2007, $535,000 of consumer loans to individuals in bankruptcy, representing less than 1% of consumer loans, were on nonaccrual. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was immaterial for all periods presented. None of Medallion Bank’s medallion or commercial loans were on nonaccrual at June 30, 2007.

Medallion Bank’s loan and investment portfolios are assessed for collectibility on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. The consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000, of which $172,000 and $367,000 was amortized into interest income in the 2007 second quarter and six months, and $262,000 and $570,000 was amortized in the comparable 2006 periods. The premium amount on the balance sheet was $1,525,000 and $1,892,000 at June 30, 2007 and December 31, 2006. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described previously in Note 2.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at June 30, 2007 and December 31, 2006 was $933,000 and $999,000, and $187,000 and $367,000 was amortized to interest expense during the 2007 second quarter and six months, and $173,000 and $334,000 was amortized in the comparable 2006 periods. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending June 30,						June 30, 2007	December 31, 2006	Interest Rate(1)
Dollars in thousands	2008	2009	2010	2011	2012	Thereafter
Certificates of deposit	$112,220	$96,127	$58,839	$4,500	$—	$—	$271,686	$261,484	4.89%

(1)	Weighted average contractual rate as of June 30, 2007.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of June 30, 2007 and December 31, 2006, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of June 30, 2007, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
	Minimum	Well-capitalized	June 30, 2007	December 31, 2006
Tier I capital	$12,607,840	$15,759,800	$49,189,000	$47,093,000
Total capital	24,014,000	30,017,500	52,978,000	50,680,000
Average assets	—	—	315,196,000	299,479,000
Risk-weighted assets	—	—	300,175,000	284,524,000
Leverage ratio (1)	4%	5%	15.6%	15.7%
Tier I capital ratio (2)	4	6	16.4	16.6
Total capital ratio (2)	8	10	17.6	17.8

(1)	Calculated by dividing Tier I capital by average assets.

(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(5) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending June 30,						June 30, 2007	December 31, 2006	Interest Rate(1)
Dollars in thousands	2008	2009	2010	2011	2012	Thereafter
Revolving lines of credit	$—	$252,068	$116,176	$—	$—	$—	$368,244	$348,749	5.85%
SBA debentures	—	—	—	—	28,485	48,765	77,250	77,250	6.05
Preferred securities	—	—	—	—	—	35,000	35,000	—	7.68
Notes payable to banks	15,212	212	6,576	—	—	—	22,000	15,210	7.13
Margin loans	—	—	—	—	—	—	—	13,927	—

Total	$15,212	$252,280	$122,752	$—	$28,485	$83,765	$502,494	$455,136	6.07%

(1)	Weighted average contractual rate as of June 30, 2007.

(A) REVOLVING LINES OF CREDIT

In December 2006, Trust II entered into a revolving line of credit agreement with Citibank N.A., to provide up to $125,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (Citi line), of which $116,176,000 was outstanding at June 30, 2007. Borrowings under Trust II’s revolving line of credit are collateralized by Trust II’s assets. MFC is the servicer of the loans owned by Trust II. The Citi line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The Citi line matures in December 2009. The interest rate is a pooled short-term commercial paper rate, which approximates LIBOR (5.32% at June 30, 2007), plus 0.35% with a facility fee of 0.125% on the aggregate Citi line.

In September 2002, and as renegotiated in September 2003, January 2005, January 2006, September 2006, and December 2006 the Trust entered into a revolving line of credit agreement (amended) with Merrill Lynch Commercial Finance Corp., as successor to Merrill Lynch Bank, USA (MLB) to provide up to $375,000,000 of financing to acquire medallion loans from MFC (MLB line), of which $252,068,000 was outstanding at June 30, 2007. Borrowings under the Trust’s revolving line of credit are collateralized by the Trust’s assets. MFC is the servicer of the loans owned by the Trust. The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The MLB line matures in September 2008. Effective January 2005, the interest rate was generally LIBOR (5.32% at June 30, 2007) plus 0.75% with an unused facility fee of 0.375% on unused amounts up to $250,000,000. The facility fees were $500,000 in September 2006, $200,000 in February 2006, $200,000 in January 2006, $300,000 in September 2005; and $188,000 remains to be paid pro rata over the next five quarters.

(B) SBA DEBENTURES

In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of June 30, 2007, $80,000,000 of commitments had been fully utilized, and $19,500,000 was available for borrowing.

The notes are collateralized by substantially all the Company’s assets and are subject to the terms and conditions of agreements with the SBA which, among other things, restrict stock redemptions, disposition of assets, new indebtedness, dividends or distributions, and changes in management, ownership, investment policy, or operations. The debentures have been issued in various tranches for terms of ten years with interest payable semiannually.

(C) PREFERRED SECURITIES, NOTES PAYABLE TO BANKS, AND MARGIN LOAN

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR plus 2.125%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At June 30, 2007, $35,000,000 was outstanding on the preferred securities.

In March 2007, the Company entered into a margin loan agreement with Citicorp. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is generally available at 99% of the current fair market value of the securities. The margin loan bears interest at LIBOR (5.32% at June 30, 2007) plus 0.35%. As of June 30, 2007, $0 had been drawn down under this margin loan.

In December 2006, the Company entered into a margin loan agreement with Bear Stearns & Co. Inc. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is generally available at 99% of the current fair market value of the securities. The margin loan bears interest at LIBOR (5.32% at June 30, 2007) plus 0.50%. As of June 30, 2007, $0 had been drawn down under this margin loan.

In December 2006, certain operating subsidiaries of MFC entered into an aggregate $966,000 of note agreements with New York Commercial Bank, which was increased by $756,000 in January 2007, and by $2,250,000 in May 2007, to an aggregate of $3,972,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $3,932,000 was outstanding at June 30, 2007. The note agreements bear interest at 6.50% or 6.74% payable monthly. The notes mature December 9, 2009, January 5, 2010 and May 22, 2010, and are guaranteed by the Company. Principal and interest payments of $35,000 are due monthly, with the balance due at maturity.

In October 2006, certain operating subsidiaries of MFC entered into an aggregate $840,000 of note agreements with Metropolitan Bank of New York, which was increased by $2,250,000 in May 2007 to an aggregate of $3,090,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $3,068,000 was outstanding at June 30, 2007. The note agreements bear interest at 6.75% or 6.85%, payable monthly. The notes mature October 30, 2009 and June 30, 2010 and are guaranteed by MFC. Principal and interest payments of $24,000 are due monthly, with the balance due at maturity.

On January 25, 2005, MFC entered into a $4,000,000 revolving note agreement with New York Commercial Bank, formerly known as Atlantic Bank of New York that matured on December 1, 2005, and which maturity was extended by New York Commercial Bank to February 1, 2006, and which was further extended to August 1, 2007. On March 6, 2006, the line of credit was increased to $6,000,000, and was further increased to $8,000,000 in March 2007. The line is secured by medallion loans of MFC that are in process of being sold to the Trust, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate (8.25% at June 30, 2007) minus 0.25%, payable monthly. As of June 30, 2007, $0 had been drawn down under this line.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that was further extended to July 31, 2007 and was increased to $20,000,000. The line is secured by certain pledged assets of the Company and MBC, and is subject to periodic borrowing base requirements. Effective August 2006, the line bears interest, payable monthly, at LIBOR (5.32% at June 30, 2007) plus 2.0% with no unused fee, and prior to that was at the prime rate, and was subject to an unused fee of 0.125%. As of June 30, 2007, $15,000,000 had been drawn down under this line.

(D) COVENANT COMPLIANCE

In the normal course of business, the Company and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in loan restrictions. Certain of our debt agreements contain restrictions that require the Company to maintain certain financial ratios, including debt to equity and minimum net worth. In addition, the Company’s wholly-owned subsidiary Medallion Bank is subject to regulatory requirements related to the declaration of dividends.

(6) STOCK OPTIONS

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At June 30, 2007, 646,951 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

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

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At June 30, 2007, 1,490,102 shares of the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,234,707 shares were exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.97 per share for the 159,674 options granted in the six months ended June 30, 2007, and was $2.25 for the 207,162 options granted during the 2006 six months.

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Risk free interest rate	NA	4.85%	5.11%	4.85%
Expected dividend yield	NA	8.00	8.00	8.00
Expected life of option in years	NA	7.00	6.00	7.00
Expected volatility (1)	NA	44.00	35.00	44.00

(1)	In prior periods, we determined our expected volatility using the Black-Scholes option pricing model based on our historical volatility during the expected term of the option. Beginning in 2006, we determined our expected volatility based on a combination of our historical volatility during the expected term of the options and our implied volatility based on the market prices of traded options of our stock.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 Director Plan for the year ended December 31, 2006 and for the three and six months ended June 30, 2007.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,654,404	$3.50-29.25	$10.21
Granted	207,162	13.06-13.06	13.06
Cancelled	(151,918)	4.85-29.25	17.03
Exercised	(253,118)	3.70-8.40	4.94

Outstanding at December 31, 2006	1,456,530	3.50-29.25	10.82
Granted	159,674	11.21-11.21	11.21
Cancelled	—	—	—
Exercised	(22,500)	4.85-8.51	8.10

Outstanding at March 31, 2007	1,593,704	3.50-29.25	10.90
Granted	—	—	—
Cancelled	(50,002)	8.51-13.06	10.99
Exercised (1)	(53,600)	3.87-8.51	5.87

Outstanding at June 30, 2007 (2)	1,490,102	$3.50-29.25	$11.08

Options exercisable at June 30, 2007 (2)	1,234,707	$3.50-29.25	$11.10

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $325,000 and $399,000 for the 2007 second quarter and six months, and was $376,000 and $1,042,000 for the comparable 2006 periods, for options exercised.

(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2007 and the related exercise price of the underlying options, was approximately $1,120,000 for outstanding options and $898,000 for exercisable options as of June 30, 2007.

The following table presents the activity for the unvested options outstanding under the plan for the quarter ended June 30, 2007.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2006	223,018	$6.50-13.75	$8.66
Granted	159,674	11.21-11.21	11.21
Cancelled	—	—	—
Vested	(19,935)	11.21-13.06	11.22

Outstanding at March 31, 2007	362,757	6.50-13.75	10.93
Granted	—	—	—
Cancelled	(50,002)	8.51-13.06	10.99
Vested	(57,360)	8.51-13.06	11.80

Outstanding at June 30, 2007	255,395	$6.50-13.75	$10.96

The fair value of the options vested was approximately $268,000 and $492,000 for the three and six months ended June 30, 2007.

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2007 under the 1996 and 2006 Stock Option Plan and the 1996 Director Plan.

	Options Outstanding			Options Exercisable
	Weighted average			Weighted average
Range of Exercise Prices	Shares at June 30, 2007	Remaining contractual life in years	Exercise price	Shares at June 30, 2007	Remaining contractual life in years	Exercise price
$3.50- 5.51	419,750	4.97	$4.88	419,750	4.97	$4.88
6.50-13.75	687,570	7.54	10.65	432,175	6.17	10.46
14.25-15.56	42,848	2.70	14.71	42,848	2.70	14.71
17.25-18.75	289,934	1.93	17.41	289,934	1.93	17.41
29.25-29.25	50,000	0.84	29.25	50,000	0.84	29.25
$3.50-29.25	1,490,102	5.36	11.08	1,234,707	4.43	11.10

(7) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallions, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(8) OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Servicing fees	$356,240	$387,924	$686,391	$717,835
Prepayment penalties	49,469	497,430	109,644	669,668
Late charges	76,784	50,519	128,152	95,628
Other	75,862	64,631	124,601	133,051

Total noninterest income	$558,355	$1,000,504	$1,048,788	$1,616,182

Included in prepayment penalties in the 2006 second quarter and six months was $433,000 and $584,000 related to the early payoff of several large loans.

The major components of other operating expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Miscellaneous taxes	$330,370	$(12,292)	$353,866	$13,006
Office expense	157,759	76,513	311,688	144,208
Travel meals and entertainment	148,284	95,650	281,931	199,709
Depreciation and amortization	106,884	96,801	213,653	205,359
Director’s fees	75,000	75,000	150,000	147,080
Insurance	70,769	92,948	150,922	165,781
Postage, messenger, printing & stationery	56,816	44,409	101,084	91,119
Telephone	50,554	41,915	106,504	95,444
Other expenses	101,805	225,732	332,100	428,716

Total operating expenses	$1,098,241	$736,676	$2,001,748	$1,490,422

Miscellaneous taxes increased due to $325,000 franchise tax expense incurred in the 2007 second quarter. Office expenses increased in 2007 due to office repairs and maintenance expenses in the second quarter and the disposal of assets in the first quarter. Travel, meals, and entertainment increased due to an increase in investment development activities in 2007. Other expenses decreased from 2006 as loan collection costs declined due to better collection efforts, lower investment and referral expenses, and lower operating losses.

(9) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net share data:
Net asset value at the beginning of the period	$9.76	$9.62	$9.73	$9.69
Net investment income	0.09	0.02	0.07	0.11
Income tax (provision) benefit	—	—	—	—
Net realized gains on investments	0.10	0.14	0.66	0.04
Net change in unrealized appreciation (depreciation) on investments	0.05	0.07	(0.28)	0.18

Net increase in net assets resulting from operations	0.24	0.23	0.45	0.33
Issuance of common stock	(0.01)	(0.01)	(0.01)	(0.04)
Distribution of net investment income	0.00	(0.08)	(0.08)	(0.23)
Distribution of net realized gains on investments	(0.19)	(0.08)	(0.30)	(0.08)
Other	—	0.01	0.01	0.02

Total increase in net asset value	0.04	0.07	0.07	0.00

Net asset value at the end of the period (1)	$9.80	$9.69	$9.80	$9.69

Per share market value at beginning of period	$11.44	$13.55	$12.37	$11.26
Per share market value at end of period	11.83	12.96	11.83	12.96
Total return (2)	20%	(13%)	(3%)	36%

Ratios/supplemental data
Average net assets	$171,495,000	$166,360,000	$170,943,000	$166,484,000
Total expense ratio (3)	28%	24%	28%	23%
Operating expenses to average net assets	11	9	11	9
Net investment income after taxes to average net assets	3.78%	0.79%	1.44%	2.49%

(1)	Includes $0.00 and $0.00 of undistributed net realized gains per share, and $0.17 and $0.09 of undistributed net investment income per share as of June 30, 2007 and 2006.

(2)	Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the year.

(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets

(10) RECENTLY ISSUED ACCOUNTING STANDARDS

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

(11) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors of its wholly-owned subsidiaries, MFC, MCI, MBC, FSVC, and Medallion Bank. Officer salaries are set by the Board of Directors of the Company.

A member of the Board of Directors of the Company since 1996 was also senior counsel in the Company’s primary law firm. Amounts paid to the law firm were $159,230 and $48,019 for the three months ended June 30,2007 and 2006, and were $455,715 and $70,263 for the comparable six months.

At June 30, 2007, and 2006 we serviced $149,772,000 and $137,495,000 in loans for Medallion Bank. Included in net investment income were amounts as described below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Servicing fees	$339,660	$334,663	$660,464	$656,276
Loan origination fees	116,000	143,115	212,577	243,997
Reimbursement of operating expenses	47,877	43,825	91,325	87,352
Interest income	1,761	4,821	3,508	9,272

Total other income	$505,298	$526,424	$967,874	$996,897

(12) SUBSEQUENT EVENTS

On August 1, 2007, the Company’s board of directors declared a $0.19 per share common stock dividend, payable on August 31, 2007 to shareholders of record on August 17, 2007.

On July 31, 2007 the Company entered into an amendment with Sterling National Bank, which, among other improvements, extended the maturity of the loan to June 30, 2008.

On August 1, 2007, MFC entered into an amendment with Atlantic Bank, a division of New York Commercial Bank, effective as of July 26, 2007, extending its revolving secured line of credit to September 15, 2007.

ITEM 2.	MANAGEMENT’S DISCCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, and horse trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 13%, and our commercial loan portfolio at a compound annual growth rate of 8%. Since Medallion Bank began originating consumer loans, it has originated more than $147,318,000 as of June 30, 2007. Total assets under our management, which includes assets serviced for third party investors and managed by unconsolidated portfolio companies, were approximately $967,000,000 as of June 30, 2007 and $834,546,000 as of June 30, 2006, and have grown at a compound annual growth rate of 15% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $108,273,000 or $7.20 per share.

We conduct our business through various wholly-owned investment company subsidiaries including:

•	Medallion Funding, an SBIC and a RIC, our primary taxicab lending company;

•	Medallion Business Credit, an originator of loans to small businesses for the purpose of financing inventory and receivables;

•	Medallion Capital, an SBIC and a RIC, which conducts a mezzanine financing business; and

•	Freshstart, an SBIC and a RIC, which originates and services taxicab medallion and commercial loans.

We also conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank provides us with our lowest costs of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are serviced by us. We earn referral and servicing fees for these activities.

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

The following table illustrates our investments at fair value and the portfolio yields at the dates indicated.

	June 30, 2007		March 31, 2007		December 31, 2006		June 30, 2006
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	6.87%	$369,288	6.80%	$349,945	6.74%	$340,110	6.55%	$309,691
Boston	8.34	34,505	8.24	33,641	8.12	32,787	7.73	29,583
Chicago	7.28	33,379	7.10	32,434	6.88	31,077	6.64	32,858
Newark	8.34	16,807	8.34	13,713	8.32	10,233	8.26	4,970
Cambridge	8.19	8,462	8.05	8,236	7.93	8,184	7.51	7,883
Other	7.56	5,553	7.55	5,523	7.55	5,586	7.45	5,434

Total medallion loans	7.09	467,994	7.01	443,492	6.93	427,977	6.70	390,419

Deferred loan acquisition costs		709		643		729		725
Unrealized depreciation on loans		(305)		(473)		(457)		(1,083)

Net medallion loans		$468,398		$443,662		$428,249		$390,061

Commercial loans
Secured mezzanine	13.93%	$57,155	13.80%	$53,892	13.78%	$53,732	14.14%	$47,375
Asset based	10.06	19,699	10.18	21,243	10.28	18,668	10.51	22,374
Other secured commercial	9.23	19,416	9.36	18,479	9.59	18,504	9.22	23,017

Total commercial loans(2)	12.19	96,270	12.10	93,614	12.21	90,904	12.04	92,766

Deferred loan acquisition costs		(107)		(70)		(98)		213
Unrealized depreciation on loans		(3,145)		(2,644)		(2,599)		(5,460)

Net commercial loans		$93,018		$90,900		$88,207		$87,519

Investment in Medallion Bank and other controlled subsidiaries, net	11.40%	$52,872	0.00%	$53,379	0.00%	$50,448	0.00%	$45,498

Investment securities	5.23%	$14,999	5.03%	$19,934	5.09%	$9,961	0.00%	$—

Unrealized depreciation on investment securities		—		—		—		—

Net investment securities		$14,999		$19,934		$9,961		$—

Equity investments	4.75%	$1,620	3.44%	$3,483	2.23%	$13,955	6.68%	$20,388

Unrealized appreciation on equities		1,379		1,046		2,113		409

Net equity investments		$2,999		$4,529		$16,068		$20,797

Investments at cost	8.17%	$633,757	7.09%	$613,903	7.01%	$593,245	7.05%	$549,071

Deferred loan acquisition costs		602		574		631		938
Unrealized appreciation on equities		1,379		1,046		2,113		409
Unrealized depreciation on loans		(3,450)		(3,118)		(3,056)		(6,543)

Net investments		$632,288		$612,405		$592,933		$543,875

Medallion Bank investments
Consumer loans	18.52%	$131,136	18.50%	$119,811	18.48%	$113,777	18.45%	$106,215
Medallion loans	6.69	87,984	6.67	87,542	6.65	94,176	6.31	78,253
Commercial loans	10.27	63,830	10.35	60,600	10.35	60,929	10.63	59,707
Investment securities	5.22	25,217	4.96	22,754	4.60	21,841	5.03	19,575

Medallion Bank investments at cost (2)	12.35	308,167	12.18	290,707	11.90	290,723	12.08	263,750

Deferred loan acquisition costs		4,045		3,439		3,155		2,577
Unrealized depreciation on investment securities		(511)		(302)		(402)		(412)
Premiums paid on purchased securities		145		191		245		391
Unrealized depreciation on loans		(6,719)		(6,242)		(6,057)		(5,725)

Medallion Bank net investments		$305,127		$287,793		$287,664		$260,581

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 9.64%, 9.53%, 9.44%, and 9.38% at June 30, 2007, March 31, 2007, December 31, 2006, and June 30, 2006.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net investments at beginning of period	$612,405,410	$574,401,593	$592,932,636	$530,221,936
Investments originated	82,649,913	110,657,235	167,275,394	155,514,015
Purchase of Banco Popular medallion loan portfolio	—	—	—	35,703,391
Repayments of investments	(63,927,636)	(144,401,056)	(131,209,595)	(180,887,810)
Net realized gains (losses) on investments (1)	1,840,822	2,519,079	11,852,412	662,843
Net increase in unrealized appreciation (depreciation) (2)	(611,889)	1,229,277	(8,268,299)	3,234,845
Amortization of origination costs	(68,575)	(531,050)	(294,503)	(574,142)

Net increase (decrease) in investments	19,882,635	(30,526,515)	39,355,409	13,653,142

Net investments at end of period	$632,288,045	$543,875,078	$632,288,045	$543,875,078

(1)	There were no net realized gains or losses for the 2007 and 2006 second quarter and six months related to foreclosed properties.

(2)	Excludes net unrealized appreciation (depreciation) of $1,425,000 and $3,245,000 for the 2007 second quarter and six months and ($1,000) and ($91,000) for the comparable 2006 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at June 30, 2007 was 8.17% (7.96% for the loan portfolio), an increase of 116 basis points from 7.01% at December 31, 2006, and an increase of 112 basis points from 7.05% at June 30, 2006. The weighted average yield of the total managed portfolios at June 30, 2007 was 9.38% (9.64% for the loan portfolio), an increase of 34 basis points from 9.04% at December 31, 2006, and an increase of 22 basis points from 9.16% at June 30, 2006. The increases in both years primarily reflected the market increase in interest rates. Managed portfolio yields were helped by the inclusion and growth of the high-yield consumer loan portfolio. We expect to try to increase the percentage of commercial loans in the total portfolio, the origination of floating and adjustable-rate loans, and the level of non-New York medallion loans to enhance our yields. Additionally, Medallion Bank expects to try to increase the percentage of consumer loans originated for the managed portfolio to increase our overall returns.

Medallion Loan Portfolio

Our medallion loans comprised 74% of the net portfolio of $632,288,000 at June 30, 2007 compared to 72% of the net portfolio of $592,933,000 at December 31, 2006, and 72% of $543,875,000 at June 30, 2006. Our managed medallion loans of $556,139,000 comprised 63% of the net portfolio of $888,811,000 compared to 63% of the net portfolio of $833,639,000 at December 31, 2006, and 61% of $761,738,000 at June 30, 2006. The medallion loan portfolio increased by $40,150,000 or 9% in 2007 ($33,946,000 or 7% on a managed basis), primarily reflecting increases in New York. The increase in the New York market can be attributed to new business marketing efforts and the general increase in medallion values and related refinancings. Total medallion loans serviced for third parties were $4,913,000, $5,783,000, and $6,454,000 at June 30, 2007, December 31, 2006 and June 30, 2006.

The weighted average yield of the medallion loan portfolio at June 30, 2007 was 7.09%, an increase of 16 basis points from 6.93% at December 31, 2006, and an increase of 39 basis points from 6.70% at June 30, 2006. The weighted average yield of the managed medallion loan portfolio at June 30, 2007 was 7.03%, an increase of 15 basis points from 6.88% at December 31, 2006, and an increase of 40 basis points from 6.63% at June 30, 2006. The increase in yield primarily reflected the impact of rising interest rates in the economy and the effects of borrower refinancings. At June 30, 2007, 21% of the medallion loan portfolio represented loans outside New York, compared to 21% at December 31, 2006 and 21% at June 30, 2006. At June 30, 2007, 18% of the managed medallion loan portfolio represented loans outside New York, compared to 18% at December 31, 2006 and 18% at June 30, 2006. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 15%, 15%, and 16% of the net investment portfolio as of June 30, 2007, December 31, and June 30, 2006 and were 18%, 18%, and 19% on a managed basis. Commercial loans increased by $4,812,000 or 5% during the six months ended June 30, 2007 (increased by $7,714,000 or 5% on a managed basis), reflecting growth in all commercial loan portfolios. Total commercial loans serviced for third parties were $7,807,000, $7,761,000, and $1,743,000 at June 30, 2007, December 31, 2006, and June 30, 2006.

The weighted average yield of the commercial loan portfolio at June 30, 2007, was 12.19%, a decrease of 2 basis points from 12.21% at December 31, 2006, and was up 15 basis points from 12.04% at June 30, 2006. The weighted average yield of the managed commercial loan portfolio at June 30, 2007 was 11.43%, a decrease of 3 basis points from 11.46% at December 31, 2006, and was down 6 basis points from 11.49% at June 30, 2006. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At June 30, 2007, variable-rate loans represented approximately 28% of the commercial portfolio, compared to 26% and 38% at December 31 and June 30, 2006, and were 56%, 55%, and 62% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 14% of the managed net investment portfolio as of June 30, 2007, compared to 13% at December 31, 2006 and 14% at June 30, 2006. Medallion Bank started originating new adjustable rate consumer loans during the 2004 third quarter. Recreational vehicles, boats, and horse trailers located in all 50 states collateralize the loans. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 18.52% at June 30, 2007, compared to 18.48% and 18.45% at December 31, and June 30, 2006. Amortization of the portfolio purchase premium reduced the yield by an average of 0.62%, 0.96%, and 1.07%, respectively. Adjustable rate loans represented approximately 90% of the managed consumer portfolio at June 30, 2007, compared to 84% and 89% at December 31 and June 30, 2006.

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

For the consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off to realized losses. If the collateral is repossessed, a realized loss is recorded to write the collateral down to 75% of its net realizable value, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off as a realized loss, and any excess proceeds are recorded as a realized gain. Proceeds collected on charged off accounts are recorded as a realized gain. All collection, repossession, and recovery efforts are handled on behalf of Medallion Bank by the servicer.

The following table shows the trend in loans 90 days or more past due:

	June 30, 2007			March 31, 2007			December 31, 2006			June 30, 2006
Medallion loans	$3,430,000	0.6	%(1)	$5,623,000	1.0	%(1)	$5,708,000	1.1	%(1)	$6,430,000	1.3	%(1)

Commercial loans
Secured mezzanine	4,311,000	0.7		4,734,000	0.9		3,459,000	0.7		3,528,000	0.7
Asset-based receivable	—	—		—	—		—	—		—	—
Other secured commercial	1,537,000	0.3		1,640,000	0.3		1,651,000	0.3		3,329,000	0.7

Total commercial loans	5,848,000	1.0		6,374,000	1.2		5,110,000	1.0		6,857,000	1.4

Total loans 90 days or more past due	$9,278,000	1.6%		$11,997,000	2.2%		$10,818,000	2.1%		$13,287,000	2.7%

Total Medallion Bank loans	$478,000	0.2%		$513,000	0.1%		$631,000	0.1%		$388,000	0.1%

Total managed loans 90 days or more past due	$9,756,000	1.1%		$12,510,000	1.6%		$11,449,000	1.5%		$13,675,000	1.9%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate

In general, collection efforts since the establishment of our collection department have substantially contributed to the sizable reduction in overall delinquencies. The decrease in medallion delinquencies resulted from a restructuring of a large past due relationship which resulted in substantial cash payments. Secured mezzanine financing delinquencies have increased, primarily as a result of an additional loan, not previously delinquent, becoming over 90 days past due in the current year. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

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

The following tables sets forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the three and six months ended June 30, 2007 and 2006.

	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2006	($3,055,696)	$2,112,846	$946,482	$3,632
Increase in unrealized
Appreciation on investments	—	48,602	1,920,000	1,968,602
Depreciation on investments	(63,562)	(11,736)	(73,000)	(148,298)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(1,099,805)	—	(1,099,805)
Losses on investments	1,260	—	—	1,260
Other		(3,807)		(3,807)

Balance March 31, 2007	(3,117,998)	1,046,100	2,793,482	721,584
Increase in unrealized
Appreciation on investments	—	628,477	1,510,842	2,139,319
Depreciation on investments	(1,141,971)	(106,656)	(85,500)	(1,334,127)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(189,274)	—	(189,274)
Losses on investments	809,767	—	—	809,767

Balance June 30, 2007	($3,450,202)	$1,378,647	$4,218,824	$2,147,269

	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2005	($7,896,299)	$628,732	($1,396,750)	($8,664,317)
Increase in unrealized
Appreciation on investments	—	—	27,000	27,000
Depreciation on investments	(90,819)	(968,042)	—	(1,058,861)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(64,500)	—	(64,500)
Losses on investments	1,781,479	2	—	1,781,481

Balance March 31, 2006	(6,205,639)	(403,808)	(1,369,750)	(7,979,197)
Increase in unrealized
Appreciation on investments	—	814,179	58,655	872,834
Depreciation on investments	(371,986)	—	—	(371,986)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	34,900	—	—	34,900
Other	—	(1,663)	—	(1,663)

Balance June 30, 2006	($6,542,725)	$408,708	($1,311,095)	($7,445,112)

The following table presents credit-related information for the investment portfolios for the quarters ended:

	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006
Total loans
Medallion loans	$468,398,516	$443,662,404	$428,248,589	$390,061,016
Commercial loans	93,018,370	90,900,308	88,206,661	87,519,242

Total loans	561,416,886	534,562,712	516,455,250	477,580,258
Investment in Medallion Bank and other controlled subsidiaries	52,872,580	53,379,411	50,448,032	45,498,274
Investment securities	14,999,412	19,933,800	9,961,111	—
Equity investments (1)	2,999,167	4,529,487	16,068,243	20,796,544

Net investments	$632,288,045	$612,405,410	$592,932,636	$543,875,076

Net investments at Medallion Bank and other controlled subsidiaries	$305,127,869	$287,792,554	$287,664,054	$260,580,904
Managed net investments	$888,810,738	$851,288,540	$833,638,878	$761,737,658

Unrealized appreciation (depreciation) on investments
Medallion loans	($305,128)	($473,964)	($456,587)	($1,083,320)
Commercial loans	(3,145,074)	(2,644,034)	(2,599,109)	(5,459,405)

Total loans	(3,450,202)	(3,117,998)	(3,055,696)	(6,542,725)
Investment in Medallion Bank and other controlled subsidiaries(2)	—	—	—	—
Investment securities	—	—	—	—
Equity investments	1,378,647	1,046,100	2,112,846	408,708

Total unrealized appreciation (depreciation) on investments(2)	($2,071,555)	($2,071,898)	($942,850)	($6,134,017)

Net unrealized appreciation (depreciation) on investments at Medallion Bank and other controlled subsidiaries	($7,230,005)	($6,544,285)	($6,459,096)	($6,137,165)
Managed total unrealized appreciation (depreciation) on investments	($9,301,560)	($8,616,183)	($7,401,946)	($12,271,182)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	(0.01%)	(0.11%)	(0.11%)	(0.28%)
Commercial loans	(3.27)	(2.83)	(2.86)	(5.89)
Total loans	(0.61)	(0.58)	(0.59)	(1.35)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Investment securities	—	—	—	—
Equity investments	85.10	30.03	15.14	2.00
Net investments	(0.33)	(0.37)	(0.16)	(1.12)

Net investments at Medallion Bank and other controlled subsidiaries	(2.35%)	(2.22%)	(2.22%)	(2.33%)
Managed net investments	(1.04%)	(1.00%)	(0.88%)	(1.59%)

(1)	Represents common stock and warrants held as investments.

(2)	Excludes $2,300,000, $1,700,000, $1,250,000, and $1,700,000 for unrealized appreciation on Medallion Hamptons Holding, a wholly-owned subsidiary at June 30, 2007, March 31, 2007, December 31, 2006, and June 30, 2006.

(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the three and six months ended June 30, 2007 and 2006.

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Realized gains (losses) on loans and equity investments
Medallion loans	$—	$2,814	($7,597)	$29,704
Commercial loans	(800,824)	14,761	(791,169)	(2,043,854)

Total loans	(800,824)	17,575	(798,766)	(2,014,150)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Investment securities	—	—	—	—
Equity investments	2,641,646	2,501,504	12,651,178	2,676,993

Total realized gains (losses) on loans and equity investments	1,840,822	2,519,079	11,852,412	662,843

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	(280,582)	(232,192)	(1,049,611)	(617,379)

Total managed realized gains (losses) on loans and equity investments (1)	$1,560,240	$2,286,887	$10,802,801	$45,464

Realized gains (losses) as a % of average balances outstanding
Medallion loans	0.00%	0.00%	(0.00%)	0.02%
Commercial loans	(3.35)	0.06	(1.69)	(4.31)
Total loans	(0.58)	0.01	(0.30)	(0.83)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Investment securities	—	—	—	—
Equity investments	415.20	47.02	573.67	24.60
Net investments	1.20	1.79	3.97	0.24

Net investments at Medallion Bank and other controlled subsidiaries	(0.38)	(0.37)	(0.72)	(0.51)
Managed net investments	0.72%	1.18%	2.57%	0.01%

(1)	Includes realized gains (losses) of $0 for the three and six months ended June 30, 2007 and 2006 related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio.

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$628,477	$—	$677,084	$—
Unrealized depreciation	(1,248,627)	480,231	(1,323,928)	(578,121)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	940,746	2,877,997	3,142,856	4,224,936
Realized gains	(1,742,254)	(2,163,849)	(11,575,340)	(2,228,349)
Realized losses	809,767	34,900	811,027	1,816,379
Unrealized gains (losses) on foreclosed properties	1,425,342	(1,347)	3,245,342	(91,345)

Total	$813,451	$1,227,932	($5,022,959)	$3,143,500

Net realized gains on investments
Realized gains	$1,742,254	$2,163,849	$2,842,058	$2,228,349
Realized losses	(809,767)	(34,900)	(811,027)	(1,816,379)
Other gains	899,391	349,689	9,809,119	479,682
Direct recoveries (charge-offs)	8,944	40,441	12,262	(228,809)

Total	$1,840,822	$2,519,079	$11,852,412	$662,843

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 8%, 8%, and 8% of our total portfolio at June 30, 2007, December 31, 2006, and June 30, 2006. The portfolio company investments primarily represent our wholly-owned unconsolidated subsidiaries, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We are currently in discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. See Note 4 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1%, 3%, and 4%, of our total portfolio at June 30, 2007, December 31, 2006, and June 30, 2006. Equity investments were 1%, 2%, and 3%, of our total managed portfolio June 30, 2007, December 31, 2006, and June 30, 2006. Equity investments are comprised of common stock, partnership interests, and warrants. The decrease in equity investments during the last year primarily reflected the sale of shares of common stock of Clear Channel that were received in a tax-free exchange for 100% of our ownership interest in Medallion Taxi Media.

Investment Securities

Investment securities were 2%, 2%, and 0% of our total portfolio at June 30, 2007, December 31, 2006, and June 30, 2006. Investment securities were 4%, 4%, and 3% of our total managed portfolio at June 30, 2007, December 31, 2006, and June 30, 2006. The investment securities are primarily US Treasuries and/or adjustable-rate mortgage-backed securities purchased by us and Medallion Bank to better utilize required cash liquidity.

Trend in Interest Expense

Our interest expense is driven by the interest rates payable on our short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The establishment of the Merrill Lynch line of credit in September 2002, and its favorable subsequent renegotiations had the effect of substantially reducing our cost of funds. Most recently, in December 2006, we established an additional medallion lending relationship with Citibank that provides for future growth in the portfolio at lower rates than under the existing facility with Merrill Lynch. In addition, Medallion Bank began raising brokered bank certificates of deposit during 2004, which were at our lowest borrowing costs. As a result of Medallion Bank raising funds through certificates of deposits as previously noted, we were able to realign the ownership of some of our medallion loans and related assets to Medallion Bank allowing us and our subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, Medallion Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of all outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and six months ended June 30, 2007 and 2006. Average balances have increased, primarily reflecting the funding needs to support the growth in our investment portfolios. The increase in borrowing costs reflected the trend of increasing interest rates in the economy.

	Three months ended			Six months ended
	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
June 30, 2007
Revolving line of credits	$5,689,000	$371,997,000	6.13%	$10,953,000	$365,910,000	6.04%
SBA debentures	1,251,000	77,250,000	6.50	2,491,000	77,250,000	6.50
Notes payable of banks (1)	514,000	28,484,000	7.24	716,000	20,835,000	6.93
Margin loans	81,000	5,686,000	5.71	125,000	4,478,000	5.63

Total	$7,535,000	$483,417,000	6.25	$14,285,000	$468,473,000	6.15

Medallion Bank borrowings	3,324,000	260,816,000	5.11	6,422,000	257,330,000	5.03

Total managed borrowings	$10,859,000	$744,233,000	5.85	$20,707,000	$725,803,000	5.75

June 30, 2006
Revolving line of credits	$4,412,000	$328,992,000	5.38%	$8,174,000	$321,511,000	5.13%
SBA debentures	1,243,000	77,250,000	6.45	2,469,000	77,250,000	6.45
Notes payable of banks	325,000	19,369,000	6.73	569,000	15,024,000	7.64
Margin loans	144,000	9,682,000	5.97	285,000	10,149,000	5.66

Total	$6,124,000	$435,293,000	5.64	$11,497,000	$423,934,000	5.47

Medallion Bank borrowings	2,426,000	225,214,000	4.32	4,485,000	218,473,000	4.14

Total managed borrowings	$8,550,000	$660,507,000	5.19	$15,982,000	$642,407,000	5.02

(1)	Includes Trust Preferred Securities issued in June 2007.

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Company Act, or SBIA, and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At June 30, 2007 and 2006, short-term adjustable rate debt constituted 76% and 82% of total debt, and was 50% and 53% on a fully managed basis including the borrowings of Medallion Bank.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2007. Because of the change in the reporting entity described in Note 3 to our consolidated financial statements, our financial condition and results of operations included in this quarterly report for June 30, 2006, have been adjusted to reflect the change retrospectively for the period and information presented.

	Three Months ended June 30,		Six Months ended June 30,
Dollars in thousands except for share amounts	2007	2006	2007	2006
Statement of operations
Investment income	$13,157	$9,338	$23,596	$19,352
Interest expense	7,535	6,124	14,285	11,497

Net interest income	5,622	3,214	9,311	7,885
Noninterest income	558	1,001	1,049	1,616
Operating expenses	4,562	3,886	9,137	7,415

Net investment income before income taxes	1,618	329	1,223	2,056
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	1,618	329	1,223	2,056
Net realized gains on investments	1,841	2,519	11,852	663
Equity in net income of Medallion Bank and other controlled subsidiaries (1)	940	2,878	3,143	4,225
Net change in unrealized appreciation (depreciation) on investments (1)	(127)	(1,650)	(8,166)	(1,082)

Net increase in net assets resulting from operations	$4,272	$4,076	$8,052	$5,862

Per share data
Net investment income	$0.09	$0.02	$0.07	$0.11
Income tax (provision) benefit	—	—	—	—
Net realized gains on investments	0.10	0.14	0.66	0.04
Net change in unrealized appreciation (depreciation) on investments	0.05	0.07	(0.28)	0.18

Net increase in net assets resulting from operations	$0.24	$0.23	$0.45	$0.33

Dividends declared per share	$0.19	$0.17	$0.38	$0.33

Weighted average common shares outstanding
Basic	17,485,785	17,283,907	17,456,748	17,248,007
Diluted	17,809,997	17,799,377	17,787,492	17,760,920

			June 30, 2007	December 31,2006
Balance sheet data
Net investments			$632,288	$592,933
Total assets			679,925	631,605
Total funds borrowed			502,494	455,136
Total liabilities			508,321	461,977
Total shareholders’ equity			171,604	169,628
Managed balance sheet data (2)
Net investments			$888,811	$833,639
Total assets			953,850	893,588
Total funds borrowed			774,180	716,620
Total liabilities			782,246	723,960

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	0.98%	0.22%	0.38%	0.70%
Net increase in net assets resulting from operations	2.58	2.70	2.51	1.99
Return on average equity (ROE) (4)
Net investment income after taxes	3.78	0.79	1.44	2.49
Net increase in net assets resulting from operations	9.99	9.83	9.50	7.10

Weighted average yields	9.24%	7.09%	8.50%	7.53%
Weighted average cost of funds	5.38	4.71	5.24	4.53

Net interest margin (5)	3.86	2.38	3.26	3.00

Noninterest income ratio (6)	0.40%	0.78%	0.38%	0.63%
Total expense ratio (7)	8.64	7.76	8.60	7.39
Operating expense ratio (8)	3.26	3.01	3.36	2.90

As a percentage of net investment portfolio
Medallion loans			74%	72%
Commercial loans			15	16
Investment in subsidiaries			8	8
Equity investments			1	4
Investment securities			2	—
Investments to assets (9)			93%	92%
Equity to assets (10)			25	28
Debt to equity (11)			293	251

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.

(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.

(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.

(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations divided by average shareholders’ equity.

(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and includes interest recoveries of $670,000 and $821,000 in the 2007 second quarter and six months, and $119,000 and $1,084,000 in the comparable 2006 periods, and also includes a $1,500,000 dividend from Medallion Bank in both 2007 periods. On a managed basis, combined with Medallion Bank, the net interest margin was 4.38% and 4.28% in the 2007 second quarter and six months, and 3.99% and 4.37% in the comparable 2006 periods.

(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.

(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.

(9)	Represents net investments divided by total assets as of June 30.

(10)	Represents total shareholders’ equity divided by total assets as of June 30.

(11)	Represents total funds borrowed divided by total shareholders’ equity as of June 30.

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

        During August 2006, we filed a registration statement on Form N-2 which the SEC staff reviewed and on which they provided comments, including those relating to the consolidation of the accounts of Medallion Bank which have evolved since 2004. Based on discussions with the SEC staff, we determined during the 2006 fourth quarter to voluntarily not consolidate Medallion Bank and present Medallion Bank as a portfolio company. We determined that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly we have retrospectively applied this change to the financial statements of all prior periods presented, including previously issued interim periods presented. The effect of this retrospective application is to present our financial position and results of operations as if Medallion Bank had not been consolidated for all periods presented and to present Medallion Bank as an unconsolidated portfolio investment. Although this creates changes in the reported levels of assets, liabilities, revenues, and expenses, our net increase in net assets resulting from operations, shareholders’ equity, and the related amounts per common share are unchanged.

2007 Second Quarter and Six Months compared to the 2006 Periods

Net increase in net assets resulting from operations was $4,272,000 or $0.24 per diluted common share and $8,052,000 or $0.45 in the 2007 second quarter and six months, up $196,000 or 5% and $2,189,000 or 37% from $4,076,000 or $0.23 per share and $5,863,000 or $0.33 in the 2006 second quarter and six months. The 2007 increases primarily reflected higher net interest income, partially offset by lower net realized/unrealized portfolio gains, higher operating expenses, and lower noninterest income. The six months increase also benefited from higher net realized/unrealized portfolio gains. Net investment income after taxes was $1,618,000 or $0.09 per share in the 2007 second quarter, up $1,289,000 from $329,000 or $0.02 per share in the 2006 second quarter, and was $1,223,000 or $0.07 in the 2007 six months, down $833,000 or 41% from $2,056,000 or $0.12 per share in the 2006 six months.

Investment income was $13,157,000 and $23,596,000 in the 2007 second quarter and six months, up $3,819,000 or 41% and $4,244,000 or 22% from $9,338,000 and $19,352,000 in the year ago periods, and included $670,000 and $821,000 from interest recoveries on certain investments in the 2007 second quarter and six months, compared to $119,000 and $1,084,000 in the 2006 periods. Also included in the 2007 second quarter was a $1,500,000 dividend from Medallion Bank. Excluding those items, investment income increased $1,768,000 or 19% in the quarter, and $3,007,000 or 16% in the six months, reflecting growth in the investment portfolios and higher yields earned. The yield on the investment portfolio was 9.24% in the 2007 quarter, up 30% from 7.09% in the 2006 quarter, and was 8.50% in the 2007 six months, up 13% from 7.53% in the 2006 six months. Excluding the interest recoveries and dividend, the 2007 second quarter yield was up 10% to 7.69% from 7.00%, and was up 8% to 7.65% from 7.10% for the six months, reflecting the general increase in market interest rates and the refinancing of fixed rate loans at current rates. Average investments outstanding were $561,459,000 and $549,408,000 in the 2007 quarter and six months, up 8% and 7% from $521,215,000 and $511,627,000 in the year ago periods, primarily reflecting growth in the medallion loan portfolio.

Medallion loans were $468,399,000 at quarter end, up $78,338,000 or 20% from $390,061,000 a year ago, representing 74% of the investment portfolio compared to 72% a year ago, and were yielding 7.09% compared to 6.70% a year ago, an increase of 6%. The increase in outstandings primarily reflected efforts to book new business, primarily in the New York City market, and also reflected the increase in medallion values. The managed medallion portfolio, which includes loans at Medallion Bank, was $561,435,000 at quarter end, up $86,954,000 or 18% from $474,481,000 a year ago. The commercial loan portfolio was $93,018,000 at quarter end, compared to $87,519,000 a year ago, an increase of $5,499,000 or 6%, and represented 15% of the investment portfolio compared to 16% a year ago. The increase primarily reflected growth in the high-yield mezzanine loan portfolio, partially offset by the resolution of several large old nonperforming loans and reductions in the asset-based lending portfolio. Commercial loans yielded 12.19% at quarter end, compared to 12.04% a year ago, an increase of 2%, reflecting the relatively stable prime and libor-based lending markets. The managed commercial portfolio, which includes loans at Medallion Bank, was $164,582,000 at quarter end, up $16,198,000 or 11% from $148,384,000 a year ago, primarily reflecting the increases described above and the net increase in third party loan participations sold and growth at Medallion Bank. Investments in Medallion Bank and other controlled subsidiaries was $52,873,000 at quarter end, up $7,375,000 or 16% from $45,498,000 a year ago, primarily reflecting the increased value of those investments, a large portion of which reflected the earnings of Medallion Bank, and which represented 8% on the investment portfolio in each period. See Note 4 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $2,999,000, down $17,798,000 or 86% from $20,797,000 a year ago, primarily reflecting the sale of a portion of the Clear Channel common stock received for our ownership interest in Media, partially offset by portfolio appreciation, and represented 1% of the investment portfolio and had a dividend yield of 4.75%, compared to 4% and 6.68% a year ago. Investment securities of $14,999,000 were up from zero a year ago, and represented 2% of the investment portfolio and yielded 5.23%. See page 28 for a table that shows balances and yields by type of investment.

Interest expense was $7,535,000 and $14,285,000 in the 2007 quarter and six months, up $1,411,000 or 23% and $2,788,000 or 24% from $6,124,000 and $11,497,000 in the 2006 periods. The increase in interest expense was due to the higher cost of borrowed funds compounded by increased levels of borrowings. The cost of borrowed funds was 6.25% and 6.15% in the 2007 quarter and six months, compared to 5.64% and 5.47% in the year ago periods, increases of 11% and 12%, reflecting increases in the general level of interest rates over the last year, and the adjustable rate nature of much of our borrowings. Average debt outstanding was $483,417,000 and $468,473,000 for the 2007 quarter and six months, compared to $435,293,000 and $423,934,000 in the year ago periods, both increases of 11%, primarily reflecting increased borrowings used to fund portfolio investment growth. See page 36 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $5,622,000 and $9,312,000 and the net interest margin was 3.86% and 3.26% for the 2007 second quarter and six months, up $2,408,000 or 75% and $1,457,000 or 19% from $3,214,000 and $7,855,000 in the year ago periods, which represented net interest margins of 2.38% and 3.00%, all reflecting the items discussed above.

Noninterest income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income was $558,000 and $1,049,000 in the 2007 second quarter and six months, down $443,000 or 44% and $567,000 or 35% from $1,001,000 and $1,616,000 a year ago. Included in the 2006 quarter and six months were $433,000 and $594,000 of unusually large prepayment penalties from several large paid-off loans. Excluding those prepayment penalties, noninterest income declined 2% in the quarter from lower servicing fees and other prepayment penalties, partially offset by higher late charges, and increased 3% in the six months reflecting the above and higher other prepayment penalties.

Operating expenses were $4,562,000 and $9,138,000 in the 2007 second quarter and six months, up $677,000 or 17% and $1,723,000 or 23% from $3,885,000 and $7,415,000 in the 2006 periods. Salaries and benefits expense was $2,534,000 and $5,268,000 in the second quarter and six months, up $138,000 or 6% and $950,000 or 22% from $2,396,000 and $4,318,000 in 2006, primarily reflecting higher bonus accruals, an increase in headcount and salary levels, and lower salary deferrals related to loan originations, partially offset by lower stock compensation expense. Professional fees were $610,000 and $1,215,000 in the quarter and six months, up $146,000 or 31% and $195,000 or 19% from $464,000 and $1,020,000 a year ago, primarily reflecting higher legal and accounting accruals, including consultant services for operational reviews and higher investment project-related professional costs. Other operating expenses of $1,418,000 and $2,655,000 in 2007 were up $393,000 or 38% and $578,000 or 28% from $1,025,000 and $2,077,000 a year ago, reflecting higher franchise tax accruals, general office expenses, travel and entertainment expenses, and rent.

Income tax expense was $0 in the 2007 and 2006 second quarters and six months.

Net unrealized appreciation on investments was $813,000 in the 2007 second quarter and was unrealized depreciation of $5,023,000 in the 2007 six months, compared to appreciation of $1,228,000 and $3,143,000 in the 2006 periods, an increase of $415,000 or 34% in the quarter and a decrease of $8,166,000 in the six months. Net change in unrealized depreciation, net of the net unrealized appreciation on Medallion Bank and the other controlled subsidiaries was $127,000 and $8,166,000 in the 2007 quarter and six months, compared to $1,650,000 and $1,082,000 in the 2006 periods, resulting in decreased depreciation of $1,523,000 or 1% in the quarter and increased depreciation of $7,084,000 in the six months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2007 activity resulted from net unrealized appreciation on foreclosed property of $1,425,000 ($3,245,000 in the six months), net appreciation on Medallion Bank and other controlled subsidiaries of $940,000 ($3,143,000 in the six months), reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $810,000 ($811,000 in the six months), and net unrealized appreciation on equity investments of $522,000 ($559,000 in the six months), partially offset by reversals of unrealized appreciation associated with equity investments that were sold of $1,742,000 ($11,575,000 in the six months) and net unrealized depreciation on loans of $1,142,000 ($1,206,000 in the six months). The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the $1,500,000 dividend declared by them to Medallion Financial in the 2007 second quarter. The 2006 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $2,878,000 (4,225,000 in the six months), net unrealized appreciation on equity investments of $852,000 ($329,000 of depreciation in the six months), and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $35,000 ($1,817,000 in the six months), partially offset by reversals of unrealized appreciation associated with equity investments that were sold of $2,164,000 ($2,229,000 in the six months), net unrealized depreciation on loans of $372,000 ($250,000 in the six months), and net unrealized depreciation on foreclosed property of $1,000 ($91,000 in the six months). See Notes 3 and 4 to the consolidated financial statements for more information about Medallion Bank and other controlled subsidiaries.

Our net realized gains on investments were $1,840,000 and $11,852,000 in the 2007 quarter and six months, compared to $2,519,000 and $663,000 in the 2006 quarter and six months. The 2007 activity reflected the reversals described in the unrealized paragraph above and by net direct gains on sales of equity and other investments of $899,000 ($1,076,000 in the six months) and net direct recoveries of $9,000 ($12,000 in the six months). The 2006 activity reflected the above and net direct gains on sales of equity and other investments of $350,000 ($480,000 in the six months) and net direct recoveries of $40,000 ($229,000 of net direct chargeoffs in the six months).

The Company’s net realized/unrealized gains on investments were $2,654,000 and $6,829,000 in the 2007 quarter and six months, compared to $3,747,000 and $3,806,000 in the 2006 periods, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving line of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $77,250,000 with a weighted average interest rate of 6.05%, constituting 15% of our total indebtedness as of June 30, 2007. Also, as of June 30, 2007, portions of the adjustable rate debt with banks repriced at intervals of as long as 59 months, and certain of the certificates of deposit were for terms of up to 39 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at June 30, 2007, compared to the respective positions at the end of 2006 and 2005. The principal amount of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

June 30, 2007 Cumulative Rate Gap (1)

(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$24,681	$—	$—	$—	—	$—	$—	$24,681
Adjustable rate	26,929	971	4,307	18,490	15,147	—	—	65,844
Fixed-rate	72,730	100,599	156,414	74,359	57,964	7,501	19,172	488,739
Cash	19,413	—	—	—	—	—	—	19,413

Total earning assets	$143,753	$101,570	$160,721	$92,849	$73,111	$7,501	$19,172	$598,677

Interest bearing liabilities
Revolving line of credit	$368,244	$—	$—	$—	$—	$—	$—	$368,244
Notes payable to banks	15,000	—	7,000	—	35,000	—	—	57,000
SBA debentures	—	—	—	—	28,485	19,300	29,465	$77,250

Total liabilities	$383,244	$—	$7,000	$—	$63,485	$19,300	$29,465	$502,494

Interest rate gap	($239,491)	$101,570	$153,721	$92,849	$9,626	($11,799)	($10,293)	$96,183

Cumulative interest rate gap (2)	($239,491)	($137,921)	$153,721	$108,649	$118,275	$106,476	$96,183	—

December 31, 2006 (2)	($267,015)	($152,783)	($8,334)	$53,943	$127,019	$115,046	$89,104	—
December 31, 2005 (2)	($99,581)	($118,589)	$43,224	$105,049	$153,469	$139,543	$96,083	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (40%), (49%), and (20%), as of June 30, 2007, and December 31, 2006 and 2005, and was (27%), (34%), and 11%, on a combined basis with Medallion Bank.

(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($97,386,000) or (16%) for June 30, 2007, compared to a negative rate gap of ($127,184,000) or ( 23%) and a positive rate gap of $10,768,000 or 2% for December 31, 2006 and 2005, respectively, and was ($75,611,000) or (8%), ($117,151,000) or (14%), and $47,912,000 or 6% on a combined basis with Medallion Bank.

Our interest rate sensitive assets were approximately $598,677,000 and interest rate sensitive liabilities were $502,494,000 at June 30, 2007. The one-year cumulative interest rate gap was a negative $239,491,000 or 40% of interest rate sensitive assets compared to a negative $267,015,000 or 49%, at December 31, 2006 and $99,581,000 or 20% at December 31, 2005. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $97,386,000 or 16% at June 30, 2007. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were approximately $916,247,000 and interest rate sensitive liabilities were $774,180,000 at June 30, 2007. The one-year cumulative interest rate gap was a negative $243,693,000 or 27%, and the gap using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $75,611,000 or 8% at June 30, 2007.

Interest Rate Cap Agreements

From time-to time, we enter into interest rate cap agreements to manage the exposure of the portfolio to increases in market interest rates by hedging a portion of our variable-rate debt against increases in interest rates. There were no interest rate caps outstanding during 2007 and 2006.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with Merrill Lynch and Citibank, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, private issuances of debt securities and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. The

Trust’s $375,000,000 revolving line of credit with Merrill Lynch had availability of $122,932,000, and Trust II’s $125,000,000 line had availability of $8,824,000 as of June 30, 2007. Medallion Capital and Freshstart have $13,500,000 and $6,000,000 of additional funding commitments with the SBA, which requires capital contributions from us of $6,750,000 and $2,000,000, respectively. Since SBA financing subjects its recipients to certain regulations, we will seek funding at the subsidiary level to maximize its benefits. Lastly $13,000,000 was available under revolving credit agreements with commercial banks, and approximately $0 was available under the company’s margin loan.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $3,000,000 could be raised by Medallion Bank to fund future loan origination activity, and Medallion Bank also has $35,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank as a non-RIC subsidiary of ours is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at June 30, 2007. See Note 5 to the consolidated financial statements on page 20 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$368,244	73%	5.85%
SBA debentures	77,250	15	6.05
Preferred securities	35,000	7	7.68
Notes payable to banks	22,000	5	7.13

Total outstanding debt	$502,494	100%	6.07%

Certificates of deposit at Medallion Bank	271,686	—	4.89%

Total outstanding debt, including Medallion Bank	$774,180	—	5.65%

(1)	Weighted average contractual rate as of June 30, 2007.

Our contractual obligations expire on or mature at various dates through September 1, 2015. The following table shows all contractual obligations at June 30, 2007.

	Payments due by period
	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$—	$252,068,000	$116,176,000	$—	$—	$—	$368,244,000
SBA debentures	—	—	—	—	28,485,000	48,765,000	77,250,000
Preferred securities	—	—	—	—	—	35,000,000	35,000,000
Notes payable to banks	15,212,000	212,000	6,576,000	—	—	—	22,000,000

Total	$15,212,000	$252,280,000	$122,752,000	$—	$28,485,000	$83,765,000	$502,494,000

Certificates of deposit at Medallion Bank	112,220,000	96,127,000	58,839,000	4,500,000	—	—	271,686,000

Total, including Medallion Bank	$127,432,000	$348,407,000	$181,591,000	$4,500,000	$28,485,000	$83,765,000	$774,180,000

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of June 30, 2007 by approximately $46,000 on an annualized basis, compared to a positive impact of $399,000 at December 31, 2006, and the impact of such an immediate increase of 1% over a one year period would have been ($2,271,000) at June 30, 2007 compared to ($2,334,000) for December 31, 2006. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at June 30, 2007. See Note 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	UTAH	Total	12/31/06
Cash	$1,772	$6,723	$3,991	$2,492	$4,435		$19,413	$15,399
Bank loans(1)	20,000	8,000					28,000	26,000
Amounts undisbursed	5,000	8,000					13,000	15,425
Amounts outstanding	15,000	7,000					22,000	15,210
Average interest rate	7.32%	6.72%					7.13%	7.41%
Maturity	07/07	07/07-06/10					07/07-06/10	06/07-12/09
Preferred Securities(2)	35,000						35,000	—
Amounts available	—						—	—
Amounts outstanding	35,000						35,000	—
Average interest rate	7.68%						7.68%	—
Maturity	09/37						09/37	—
Lines of Credit		500,000					500,000	500,000
Amounts undisbursed		131,756					131,756	151,251
Amounts outstanding		368,244					368,244	348,749
Average interest rate		5,85%					5.85%	5.52%
Maturity		09/08-12/09					09/08-12/09	09/08-12/09
Margin loan	—						—	13,927
Average interest rate	—%						—%	6.19%
Maturity	N/A						N/A	N/A
SBA debentures			46,750		50,000		96,750	96,750
Amounts undisbursed			13,500		6,000		19,500	19,500
Amounts outstanding			33,250		44,000		77,250	77,250
Average interest rate			6.02%		6.08%		6.05%	6.05%
Maturity			9/11-9/15		9/11-3/16		9/11-3/16	9/11-3/16

Total cash and amounts remaining undisbursed under credit facilities	$6,772	$146,479	$17,491	$2,492	$10,435	$—	$183,670	$201,575

Total debt outstanding	$50,000	$375,244	$33,250	$—	$44,000	$—	$502,494	$455,136

Including Medallion Bank
Cash						$9,402	$9,402	$14,699
Certificates of deposit						271,686	271,686	261,484
Average interest rate						4.89%	4.89%	4.36%
Maturity						07/07-10/10	07/07-10/10	01/07-10/10

Total cash and amounts remaining undisbursed under credit facilities	$6,772	$146,479	$17,491	$2,492	$10,435	$9,402	$193,073	$216,274

Total debt outstanding	$50,000	$375,244	$33,250	$—	$44,000	$271,686	$774,180	$716,620

(1)	In March 2007, we amended our revolving secured line of credit with Atlantic Bank, a division of New York Commercial Bank, to increase the line from $6,000,000 to $8,000,000.

(2)	In June 2007, the Company under its new Trust “Fin Trust” issued and sold $35,000,000 of Preferred Securities (Securities) to Merrill Lynch ($1,000 per security). The Securities bear interest at a fixed rate of 7.68% through September 2012, and thereafter, at a variable rate of 90 day LIBOR plus 2.125%. The Securities mature in September 2037.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”; an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance, any adjustments to amounts recognized in accumulated other comprehensive income. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006 and not before June 16, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of August 7, 2007, there were approximately 116 holders of record of the Company’s common stock.

On August 7, 2007, the last reported sale price of our common stock was $11.33 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2007	DIVIDENDS DECLARED	HIGH	LOW
Second Quarter	$0.19	$12.43	$11.15
First Quarter	0.19	12.34	10.80

2006
Fourth Quarter	$0.19	$12.52	$11.17
Third Quarter	0.18	13.43	10.67
Second Quarter	0.17	13.74	12.74
First Quarter	0.16	13.55	11.12

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through June 30, 2007 (1)	—	—	—	7,720,523

Total	1,353,233	9.07	1,353,233	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires after a certain number of days, except in certain cases where it is extended through completion of the authorized amounts. In April 2007, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than May 2007, and were to conclude 180 days after the commencement of the purchases. There were no repurchases made during the 2007 six months ended June 30, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934.

Based on our evaluation as of June 30, 2007, the material weakness in internal control over financial reporting described in Item 9A entitled CONTROLS AND PROCEDURES of the Annual Report on Form 10-K for the year ended December 31, 2006 is in the process of remediation.

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

Since the inception of Medallion Bank, we have historically consolidated the financial position and results of operations of Medallion Bank with those of our own. We did so in reliance upon a letter from the staff of the SEC permitting such consolidation. During August 2006, we filed the initial registration statement related to this offering which the SEC staff reviewed and on which they provided comments, including the appropriateness of consolidating the accounts of Medallion Bank which have evolved since 2004. Based on several discussions with the SEC, our management, Audit Committee, and Board of Directors have determined, and our auditors have concurred, that we should no longer consolidate Medallion Bank in reliance upon the SEC letter, and have determined, and our auditors have concurred, that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly we have adopted the retrospective treatment provided for in that statement, including for any interim periods presented. Based on the available facts, and after due investigation, we believe we relied upon the no-action letter in good faith and with a reasonable basis for such reliance and we have articulated these facts to the SEC. After reviewing our response, the SEC has indicated it has no further comments regarding the consolidation of Medallion Bank, but they have not formally concurred with our conclusion. We cannot assure you that the SEC or any other regulatory agency may not come to a different conclusion than ours. Such a different conclusion could result in our having to restate our financial statements.

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

Some of our subsidiaries are subject to the SBIA. Our SBIC subsidiaries that are also RICs are prohibited by the SBIA from making the distributions necessary to qualify as a RIC. Each year, in order to comply with the SBA regulations and the RIC distribution requirements, we must request and receive a waiver of the SBA’s restrictions. While the current policy of the SBA’s Office of SBIC Operations is to grant such waivers if the SBIC makes certain offsetting adjustments to its paid-in capital and surplus accounts, we cannot assure you that this will continue to be the SBA’s policy or that our subsidiaries will have adequate capital to make the required adjustments. If our subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of an entity-level tax.

The Code’s diversification requirements may limit our ability to expand our business.

To qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities, other than US government securities or securities of other RICs, of any one issuer. As of June 30, 2007, our two largest investments subject to this test were our investments in Medallion Bank, representing 23% of our RIC assets, and our investment in Medallion Business Credit, representing 4% of our RIC assets. We will continue to monitor the levels of these and any other investment concentrations in conjunction with the diversification tests.

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

As of June 30, 2007, we had approximately $502,494,000 of outstanding indebtedness, which had a weighted average borrowing cost of 6.07% at June 30, 2007, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $271,686,000 of outstanding indebtedness at a weighted average borrowing cost of 4.89%.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of June 30, 2007, our net unrealized appreciation on investments other than in controlled subsidiaries was approximately $2,147,269 or 0.34% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of June 30, 2007 by approximately $46,000 on an annualized basis, compared to a positive impact of $399,000 at December 31, 2006, and the impact of such an immediate increase of 1% over a one year period would have been ($2,271,000) at June 30, 2007 compared to ($2,334,000) for December 31, 2006. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of June 30, 2007, investments in New York City taxi medallion loans represented approximately 82% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $597,000 for corporate medallions and over $423,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2005, the value of New York City taxicab medallions increased by approximately 21% for individual medallions and 53% for corporate medallions.

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

Our Annual Meeting of Stockholders was held on June 1, 2007. The following individuals were elected to our Board of Directors to serve as Class II Directors until the 2010 Annual Meeting of Stockholders:

NOMINEE	VOTES FOR	VOTES WITHELD
Mario M. Cuomo	15,762,677	742,307
Andrew M. Murstein	16,127,936	377,048
Lowell P. Weicker, Jr.	16,104,365	400,619

Our stockholders ratified the appointment of our independent registered public accounting firm:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
16,168,761	219,835	16,387

Our stockholders removed our fundamental policy relating to retaining status as a business development company:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
13,031,027	219,956	39,718

Our stockholders removed our fundamental policy relating to Medallion Funding Corp.’s and Medallion Capital, Inc.’s issuance of preferred stock and debentures from the Small Business Administration:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
13,024,915	226,328	39,637

Our stockholders removed our fundamental policy relating to senior securities:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
13,015,497	232,500	42,883

Our stockholders removed our fundamental policy relating to certain investment activities:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
13,015,383	239,839	35,658

Our stockholders removed our fundamental policy relating to lending:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
13,031,967	226,315	32,598

Our stockholders removed our fundamental policy relating to maximum investments in any single issuer:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
12,999,972	247,236	43,672

Our stockholders removed our fundamental policy relating to minimum concentrations in the taxicab industry and maximum concentrations in any other single industry:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
13,006,539	254,954	29,387

ITEM 6.	EXHIBITS

EXHIBITS

Number	Description
31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

Date: August 9, 2007

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant as principal financial and accounting officer.