Form 10-Q
period 2007-09-30
MEDALLION FINANCIAL CORP
filed 2007-11-08
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 7, 2007 was 17,517,315.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company under the Investment Company Act of 1940, or the 1940 Act. We have elected to be treated as a business development company under the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 13%, and our commercial loan portfolio at a compound annual growth rate of 8%. Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 14%. Total assets under our management, which includes assets serviced for third party investors and managed by unconsolidated portfolio companies, were approximately $1,002,491,000 as of September 30, 2007 and $852,554,000 as of September 30, 2006, and have grown at a compound annual growth rate of 15% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $111,599,000 or $7.39 per share.

We conduct our business through various wholly-owned investment company subsidiaries including:

•	Medallion Funding Corp., or Medallion Funding, a Small Business Investment Company, or SBIC, and a regulated investment company, or RIC, our primary taxicab medallion lending company;

•	Medallion Business Credit, LLC, or Medallion Business Credit, an originator of loans to small businesses for the purpose of financing inventory and receivables;

•	Medallion Capital, Inc., or Medallion Capital, an SBIC and a RIC, which conducts a mezzanine financing business; and

•	Freshstart Venture Capital Corp., or Freshstart, an SBIC and a RIC, which originates and services taxicab medallion and commercial loans.

We also conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the Federal Deposit Insurance Corporation, or the FDIC, and the Utah Department of Financial Institutions, which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank provides us with our lowest costs of funds which it raises through bank certificates of deposits issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are serviced by us. We earn referral and servicing fees for these activities.

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

Because of the change in the reporting entity described above and in Note 3 to our consolidated financial statements, our financial position included in this report for the three and nine months ended September 30, 2006 has been adjusted to reflect the change retrospectively for the three and nine months ended September 30, 2006 as if Medallion Bank had not been consolidated for all periods presented and to present Medallion Bank as an unconsolidated portfolio investment.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2007.

Our consolidated balance sheet as of September 30, 2007, the related consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, the consolidated statements of changes in net assets for the three and nine months ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2007 and 2006, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(Dollars in thousands, except per share data)		(As adjusted)		(As adjusted)
Interest income on investments	$11,454	$9,209	$32,789	$27,756
Dividends and interest income on short-term investments (1)	1,879	289	3,715	854
Medallion lease income	222	132	648	372

Total investment income	13,555	9,630	37,152	28,982

Total interest expense (2)	8,201	6,118	22,486	17,615

Net interest income	5,354	3,512	14,666	11,367

Total noninterest income	648	435	1,697	2,051

Salaries and benefits	2,491	2,221	7,759	6,538
Professional fees	939	459	2,154	1,479
Rent expense	323	256	976	844
Other operating expenses	694	867	2,696	2,357

Total operating expenses	4,447	3,803	13,585	11,218

Net investment income before income taxes (1) (3)	1,555	144	2,778	2,200
Income tax provision	—	—	—	—

Net investment income after income taxes	1,555	144	2,778	2,200

Net realized gains (losses) on investments	287	(122)	12,140	541

Net change in unrealized appreciation (depreciation) on investments	1,809	(749)	(6,357)	(1,831)
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries	(49)	2,128	3,094	6,353

Net unrealized appreciation (depreciation) on investments	1,760	1,379	(3,263)	4,522

Net realized/unrealized gains on investments	2,047	1,257	8,877	5,063

Net increase in net assets resulting from operations	$3,602	$1,401	$11,655	$7,263

Net increase in net assets resulting from operations per common share
Basic	$0.21	$0.08	$0.67	$0.42
Diluted	0.20	0.08	0.66	0.41

Dividends declared per share	$0.19	$0.18	$0.57	$0.51

Weighted average common shares outstanding
Basic	17,504,827	17,312,915	17,472,950	17,269,881
Diluted	17,805,203	17,749,934	17,793,571	17,757,496

(1)	Includes $1,750 and $3,250 of dividend income for the three and nine months ended September 30, 2007 from Medallion Bank.
(2)	Average borrowings outstanding were $506,994 and $481,455 for the three and nine months ended September 30, 2007, and the related average borrowing costs were 6.42% and 6.24%, compared to $413,980, $420,579, 5.86%, and 5.60% for the comparable 2006 periods.
(3)	Includes approximately $517 and $1,484 of net revenues received from Medallion Bank for the three and nine months ended September 30, 2007, and $559 and $1,556 for the comparable 2006 periods, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 4 and 11 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	UNAUDITED September 30, 2007	AUDITED December 31, 2006
Assets
Medallion loans, at fair value	$502,523	$428,249
Commercial loans, at fair value(1)	93,788	88,207
Investment in Medallion Bank and other controlled subsidiaries, at fair value	55,282	50,448
Investment securities, at fair value	—	9,961
Equity investments, at fair value	4,236	16,068

Net investments ($449,006 at September 30, 2007 and $405,817 at December 31, 2006 pledged as collateral under borrowing arrangements)	655,829	592,933
Cash and cash equivalents ($838 at September 30, 2007 and $865 at December 31, 2006 restricted as to use by lender)	29,719	15,399
Accrued interest receivable	2,694	2,178
Fixed assets, net	631	525
Goodwill, net	5,007	5,007
Other assets, net	21,716	15,563

Total assets	$715,596	$631,605

Liabilities
Accounts payable and accrued expenses	$4,290	$5,057
Accrued interest payable	993	1,783
Funds borrowed	538,160	455,137

Total liabilities	543,443	461,977

Commitments and contingencies	—	—

Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized – none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 18,880,666 shares at September 30, 2007 and 18,799,766 shares at December 31, 2006 issued)	189	188
Treasury stock at cost (1,373,351 shares at September 30, 2007 and December 31, 2006)	(12,611)	(12,611)
Capital in excess of par value	177,678	176,849
Accumulated undistributed net investment income	3,172	5,198
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	3,725	4

Total shareholders’ equity (net assets)	172,153	169,628

Total liabilities and shareholders’ equity	$715,596	$631,605

Number of common shares outstanding	17,507,315	17,426,415
Net asset value per share	$9.83	$9.73

(1)	Includes a $3,100 loan to an entity which is majority owned by one of our controlled subsidiaries.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
(Dollars in thousands, except per share data)		(As adjusted)		(As adjusted)
Net investment income after income taxes	$1,555	$144	$2,778	$2,200
Net realized gains (losses) on investments	287	(122)	12,140	541
Net unrealized gains (losses) on investments	1,760	1,379	(3,263)	4,522

Net increase in net assets resulting from operations	3,602	1,401	11,655	7,263

Investment income, net	(3,231)	(2,592)	(4,598)	(6,514)
Realized gain from investment transactions, net	(95)	(351)	(5,361)	(1,775)

Dividends and distributions to shareholders’ (1)	(3,326)	(2,943)	(9,959)	(8,289)

Exercise of stock options	273	91	829	964

Capital share transactions	273	91	829	964

Total increase (decrease) in net assets	549	(1,451)	2,525	(62)
Net assets at the beginning of the period	171,604	167,743	169,628	166,354

Net assets at the end of the period(2)	$172,153	$166,292	$172,153	$166,292

Capital share activity
Common stock issued, beginning of period	18,875,866	18,686,266	18,799,766	18,546,648
Exercise of stock options	4,800	—	80,900	139,618

Common stock issued, end of period	18,880,666	18,686,266	18,880,666	18,686,266

Treasury stock, beginning of period	(1,373,351)	(1,373,351)	(1,373,351)	(1,373,351)
Treasury stock acquired	—	—	—	—

Treasury stock, end of period	(1,373,351)	(1,373,351)	(1,373,351)	(1,373,351)

Common stock outstanding	17,507,315	17,312,915	17,507,315	17,312,915

(1)	Dividends declared were $0.19 and $0.57 per share for the three and nine months ended September 30, 2007, and were $0.18 and $0.51 for the comparable 2006 periods.
(2)	Includes $3,172 of undistributed net investment income and $0 of undistributed net realized gains on investments at September 30, 2007.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months ended September 30,
	2007	2006
(Dollars in thousands)		(As adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$11,655	$7,263
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	318	308
Amortization of origination costs	374	575
Increase in net unrealized depreciation on investments	6,357	1,831
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(3,094)	(6,353)
Net realized gains on investments	(12,140)	(541)
Stock-based compensation expense	309	240
(Increase) decrease in accrued interest receivable	(516)	168
Increase in other assets, net	(1,678)	(528)
Decrease in accounts payable and accrued expenses	(767)	(1,007)
Decrease in accrued interest payable	(791)	(1,095)

Net cash provided by operating activities	27	861

CASH FLOWS USED FOR INVESTING ACTIVITIES
Investments originated	(271,694)	(209,198)
Proceeds from principal receipts, sales, and maturities of investments	214,564	233,592
Banco portfolio acquisition	—	(35,703)
Investments in Medallion Bank and other controlled subsidiaries, net	(1,739)	(1,562)
Capital expenditures	(423)	(370)

Net cash used for investing activities	(59,292)	(13,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	257,215	134,794
Repayments of funds borrowed	(209,191)	(117,454)
Proceeds from Trust Preferred Securities issued	35,000	—
Proceeds from exercise of stock options	520	724
Payments of declared dividends	(9,959)	(8,289)
Commitment fees on SBA leverage	—	(135)

Net cash provided by financing activities	73,585	9,640

NET INCREASE (DECREASE) IN CASH	14,320	(2,740)
Cash and cash equivalents, beginning of period	15,399	22,808

Cash and cash equivalents, end of period	$29,719	$20,068

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$22,582	$18,257
Cash paid during the period for income taxes	—	—
Non-cash investing activities-net transfers to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,303,000 at September 30, 2007, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

In December 2006, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust II (Trust II), for the purpose of owning medallion loans originated by MFC or others. Trust II is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust II, will be entitled to be satisfied out of Trust II’s assets prior to any value in Trust II becoming available to Trust II’s equity holders. The assets of Trust II, aggregating $136,061,000 at September 30, 2007, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust II. Trust II’s loans are serviced by MFC.

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

Medallion Bank is not an investment company, and therefore, is not consolidated with the Company, but instead is treated as a portfolio investment. It was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions (licenses), 2) asset-based commercial loans, and 3) SBA 7(a) loans. The loans are marketed and serviced by Medallion Bank’s affiliates who have extensive prior experience in these asset groups. Additionally, Medallion Bank began issuing brokered certificates of deposit in January 2004, and purchased over $84,150,000 of taxicab medallion and asset-based loans from affiliates of the Company. On April 1, 2004, Medallion Bank purchased a consumer loan portfolio from an unrelated financial institution for consideration of $86,309,000. The purchase was funded with $7,700,000 of additional capital contributed by the Company and with deposits raised by Medallion Bank. In the 2004 third quarter, Medallion Bank began originating consumer loans similar to the acquired portfolio, which are serviced by a third party.

In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others. The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. The assets of the Trust, aggregating $324,904,000 at September 30, 2007 are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust. The Trust’s loans are serviced by MFC.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for Medallion Bank and other portfolio investments. All significant intercompany transactions, balances, and profits have been eliminated in consolidation. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act. See Note 3 regarding our change in reporting entity in 2006, and Note 4 for the presentation of financial information for Medallion Bank. Because of the change in the reporting entity described in Note 3, our financial condition for the quarter ended September 30, 2006 and results of operations included in this quarterly report for the 2006 third quarter and nine months have been adjusted to reflect the change retrospectively for such periods and related information presented.

Investment Valuation

The Company’s loans, net of participations and any unearned discount, are considered investment securities under the 1940 Act and are recorded at fair value. As part of the fair value methodology, loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by management, and approved by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. Foreclosed properties, which represent collateral received from defaulted borrowers, are valued similarly.

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 9% and 13% of the investment portfolio at September 30, 2007 and December 31, 2006, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $3,620,000 and $15,969,000 at September 30, 2007 and December 31, 2006, and non-marketable securities of $616,000 and $99,000 in the comparable periods. The $55,282,000 and $50,448,000 related to portfolio investments in controlled subsidiaries at September 30, 2007 and December 31, 2006 were all non-marketable in each period. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Our investments in Medallion Bank, as a wholly-owned portfolio investment, were also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 4 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 77% and 72% of the Company’s investment portfolio at September 30, 2007 and December 31, 2006 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 79% were in New York City at both September 30, 2007 and December 31, 2006. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (14% and 15% at September 30, 2007 and December 31, 2006) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, food services, wholesaling, real estate, business services, transportation and warehousing, and various other industries. These loans are made primarily in the metropolitan New York City area, and historically included loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 9% and 13% at September 30, 2007 and December 31, 2006.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank and other controlled subsidiaries, medallion loans were 64% at September 30, 2007 and 63% at December 31, 2006 (of which 82% at September 30, 2007 and December 31, 2006 were in New York City), commercial loans were 18% at September 30, 2007 and December 31, 2006, and 15% and 13% were consumer loans in all 50 states collateralized by recreational vehicles, boats, and trailers. Equity investments and investment securities were 1% and 2% at September 30, 2007 and 2% and 4% at December 31, 2006 of the net investment portfolio.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2007 and December 31, 2006 net origination costs totaled approximately $733,000 and $631,000. Amortization expense for the three months ended September 30, 2007 and 2006 was approximately $80,000 and $1,000, and was $374,000 and $575,000 for the comparable nine month periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At September 30, 2007 and 2006, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2007 and 2006.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At September 30, 2007, December 31, 2006, and September 30, 2006, total non-accrual loans were $17,989,000, $13,670,000, and $25,233,000, and represented 3%, 3%, and 4% of the gross medallion and commercial loan portfolio at each period end. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $6,089,000, $5,281,000, and $7,489,000 at September 30, 2007, December 31, 2006, and September 30, 2006, of which $696,000 and $660,000 would have been recognized in the three months ended September 30, 2007 and 2006, and $2,137,000 and $1,989,000 would have been recognized in the comparable nine month periods.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (SFAS 140). In addition, we are in compliance with Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets - a Replacement of FASB Statement No. 140” (SFAS 156). SFAS 156 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with SFAS 156, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company was approximately $168,087,000 and $168,643,000 at September 30, 2007 and December 31, 2006 and included $158,969,000 and $153,271,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with SFAS 156, substantially all of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of September 30, 2007 and December 31, 2006.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments was $3,725,000, $4,000, and ($6,907,000) as of September 30, 2007, December 31, 2006, and September 30, 2006. Our investment in Medallion Bank, a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for change in the reporting entity and Note 4 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the three and nine months ended September 30, 2007 and 2006.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2006	$(3,056)	$2,113	$947	$4
Increase in unrealized
Appreciation on investments	—	49	1,920	1,969
Depreciation on investments	(63)	(12)	(73)	(148)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(1,100)	—	(1,100)
Losses on investments	1	—	—	1
Other	—	(4)	—	(4)

Balance March 31, 2007	(3,118)	1,046	2,794	722
Increase in unrealized
Appreciation on investments	—	628	1,511	2,139
Depreciation on investments	(1,142)	(106)	(87)	(1,335)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(189)	—	(189)
Losses on investments	810	—	—	810

Balance June 30, 2007	(3,450)	1,379	4,218	2,147
Increase in unrealized
Appreciation on investments	—	729	1,231	1,960
Depreciation on investments	(152)	62	(1)	(91)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(72)	—	(72)
Losses on investments	12	—	—	12
Other	—	—	(231)	(231)

Balance September 30, 2007	$(3,590)	$2,098	$5,217	$3,725

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2005	$(7,896)	$629	$(1,397)	$(8,664)
Increase in unrealized
Appreciation on investments	—	—	27	27
Depreciation on investments	(91)	(968)	—	(1,059)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(64)	—	(64)
Losses on investments	1,781	—	—	1,781

Balance March 31, 2006	(6,206)	(403)	(1,370)	(7,979)
Increase in unrealized
Appreciation on investments	—	814	59	873
Depreciation on investments	(372)	—	—	(372)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	35	—	—	35
Other	—	(2)	—	(2)

Balance June 30, 2006	(6,543)	409	(1,311)	(7,445)
Increase in unrealized
Appreciation on investments	—	7	61	68
Depreciation on investments	233	(1,189)	—	(956)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	489	—	937	1,426

Balance September 30, 2006	$(5,821)	$(773)	$(313)	$(6,907)

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio:

	Three Months ended September 30,		Nine Months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$729	$29	$1,407	$29
Unrealized depreciation	(91)	(978)	(1,415)	(1,557)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries	(49)	2,128	3,094	6,353
Realized gains	(72)	(350)	(11,648)	(2,578)
Realized losses	12	489	823	2,305
Unrealized gains (losses) on foreclosed properties	1,231	61	4,476	(30)

Total	$1,760	$1,379	$(3,263)	$4,522

Net realized gains (losses) on investments
Realized gains	$72	$350	$2,914	$2,578
Realized losses	(12)	(489)	(823)	(2,305)
Other gains	223	11	10,032	491
Direct recoveries (charge-offs)	4	6	17	(223)

Total	$287	$(122)	$12,140	$541

Goodwill

Effective January 1, 2002, coincident with the adoption of SFAS No.142, “Goodwill and Intangible Assets,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for 2006 and 2005, and management believes, and the Board of Directors concurs, that there is no impairment as of September 30, 2007. The Company conducts annual appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was approximately $104,000 and $102,000 for the three months ended September 30, 2007 and 2006, and was $318,000 and $308,000 for the comparable nine months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was approximately $236,000 and $173,000 for the three months ended September 30, 2007 and 2006, and was $695,000 and $454,000 for the comparable nine months. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts on the balance sheet for all of these purposes were $2,846,000, $2,747,000 and $2,536,000 as of September 30, 2007, December 31, 2006, and September 30, 2006.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company qualified and filed its federal tax returns as a RIC for 2006 and 2005, and anticipates qualifying and filing as a RIC for 2007.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months ended September 30,		Nine Months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Net increase in net assets resulting from operations available to common shareholders	$3,602	$1,401	$11,655	$7,263

Weighted average common shares outstanding applicable to basic EPS	17,504,827	17,312,915	17,472,950	17,269,881
Effect of dilutive stock options	300,376	437,019	320,621	487,615

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,805,203	17,749,934	17,793,571	17,757,496

Basic earnings per share	$0.21	$0.08	$0.67	$0.42
Diluted earnings per share	0.20	0.08	0.66	0.41

Potentially dilutive common shares excluded from the above calculations aggregated 796,436 and 611,762 shares as of September 30, 2007 and 2006.

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

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During the nine months ended September 30, 2007, the Company issued 209,674 shares of stock-based compensation awards, and during the three and nine months ended September 30, 2007, the Company recognized $249,000 and $309,000 of non-cash stock-based compensation expense related to option grants. During the nine months ended September 30, 2006, the Company issued 207,162 shares of stock-based compensation awards, and recognized $91,000 and $240,000 of non-cash stock-based compensation expense related to options. As of September 30, 2007, the total remaining unrecognized compensation cost related to unvested stock options was approximately $403,000, which is expected to be recognized over the next 14 quarters (see Note 6).

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

The following table presents certain appropriate financial statement captions as previously reported consolidating Medallion Bank with the Company, and compares them to the current presentation which does not consolidate Medallion Bank for the three and nine months ended September 30, 2006.

(Dollars in thousands)
Three Months ended September 30, 2006	As Previously Reported, Consolidated With Medallion Bank	As Currently Reported, Not Consolidated With Medallion Bank	Change
Investment income	$17,696	$9,630	$(8,066)
Interest expense	8,991	6,118	(2,873)

Net interest income	8,705	3,512	(5,193)

Net investment income after income taxes	2,781	144	(2,637)
Net realized/unrealized gains (losses) on investments	(1,380)	1,257	2,637

Net increase in net assets resulting from operations	$1,401	$1,401	$—

Net increase in net assets resulting from operations per diluted common share	$0.08	$0.08	$—

Nine Months ended September 30, 2006
Investment income	$50,641	$28,982	$(21,659)
Interest expense	24,965	17,615	(7,350)

Net interest income	25,676	11,367	(14,309)

Net investment income after income taxes	8,978	2,200	(6,778)
Net realized/unrealized gains (losses) on investments	(1,715)	5,063	6,778

Net increase in net assets resulting from operations	$7,263	$7,263	$—

Net increase in net assets resulting from operations per diluted common share	$0.41	$0.41	$—

(4) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

Medallion Bank

The following table presents Medallion Bank’s statement of operations and other valuation adjustments on other controlled subsidiaries for the three and nine months ended September 30, 2007 and 2006.

	Three Months ended September 30,		Nine Months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Statement of operations
Investment income	$9,467	$8,076	$26,683	$21,687
Interest expense	3,578	2,878	10,000	7,363

Net interest income	5,889	5,198	16,683	14,324
Noninterest income	82	100	276	415
Operating expenses	1,843	1,576	5,332	4,570

Net investment income before income taxes	4,128	3,722	11,627	10,169
Income tax provision	957	1,084	3,148	3,391

Net investment income after income taxes	3,171	2,638	8,479	6,778
Net realized/unrealized (losses) of Medallion Bank and other controlled subsidiaries (1)	(3,220)	(510)	(5,385)	(425)

Net increase (decrease) in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$(49)	$2,128	$3,094	$6,353

(1)	Includes ($61) and $902 of net realized/unrealized gains (losses) of controlled subsidiaries other than Medallion Bank for the three and nine months ended September 30, 2007, compared to $171 and $1,743 for the comparable 2006 periods. Also reflects $1,750 and $3,250 of unrealized depreciation on Medallion Bank in the 2007 third quarter and nine months to adjust the investment carrying amount to reflect the dividend paid to the parent.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of September 30, 2007 and December 31, 2006.

(Dollars in thousands)	2007	2006
Loans, net	$300,512	$267,840
Investment securities, at fair value	23,304	21,683

Net investments ($0 pledged as collateral under borrowing arrangements at September 30, 2007 and December 31, 2006) (1)	323,816	289,523
Cash ($0 at September 30, 2007 and December 31, 2006 restricted as to use by lender)	1,881	14,699
Other assets, net	6,432	5,209

Total assets	$332,129	$309,431

Other liabilities	$2,762	$832
Payable to parent	348	267
Deposits and federal funds purchased	278,837	261,484

Total liabilities	281,947	262,583
Medallion Bank equity	50,182	46,848

Total liabilities and equity	$332,129	$309,431

Investment in other controlled subsidiaries	$4,752	$3,373
Total investment in Medallion Bank and other controlled subsidiaries	$55,282	$50,488

(1)	Included in Medallion Bank’s net investments is $1,311 and $1,859 for purchased loan premium and facility fees at September 30, 2007 and December 31, 2006.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At September 30, 2007 and December 31, 2006, the net premium on investment securities totaled $112,000 and $245,000, and $33,000 and $119,000 was amortized into interest income for the 2007 third quarter and nine months and $26,000 and $95,000 was amortized in the comparable 2006 periods.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. As a result, these loans are not typically placed on nonaccrual, but are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At September 30, 2007, $628,000 of consumer loans to individuals in bankruptcy, representing less than 1% of consumer loans, were on nonaccrual. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was immaterial for all periods presented. None of Medallion Bank’s medallion or commercial loans were on nonaccrual at September 30, 2007.

Medallion Bank’s loan and investment portfolios are assessed for collectibility on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. The consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000, of which $154,000 and $522,000 was amortized into interest income in the 2007 third quarter and nine months, and $244,000 and $815,000 was amortized in the comparable 2006 periods. The premium amount on the balance sheet was $1,371,000 and $1,893,000 at September 30, 2007 and December 31, 2006. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described previously in Note 2.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at September 30, 2007 and December 31, 2006 was $761,000 and $999,000, and $207,000 and $574,000 was amortized to interest expense during the 2007 third quarter and nine months, and $179,000 and $514,000 was amortized in the comparable 2006 periods. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending September 30,						September 30,	December 31,	Interest
(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	2007	2006	Rate (1)
Deposits and fed funds purchased	$151,180	$108,564	$14,613	$4,480	$—	$—	$278,837	$261,484	4.91%

(1)	Weighted average contractual rate as of September 30, 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, that the Tier I Leverage Capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including $1,300,000 in the third quarter and nine months ended September 30, 2007, and $300,000 and $800,000 in the comparable 2006 periods.

The following table represents Medallion Bank’s actual capital amounts and related ratios as of September 30, 2007 and December 31, 2006, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of September 30, 2007, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	September 30, 2007	December 31, 2006
Tier I capital	$13,034	$16,293	$50,322	$47,093
Total capital	25,320	31,650	54,318	50,680
Average assets	—	—	325,853	299,479
Risk-weighted assets	—	—	316,502	284,524
Leverage ratio (1)	4%	5%	15.4%	15.7%
Tier I capital ratio (2)	4	6	15.9	16.6
Total capital ratio (2)	8	10	17.2	17.8

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(5) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending September 30,						September 30, 2007	December 31, 2006	Interest Rate (1)
(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter
Revolving lines of credit	$279,244	$—	$125,000	$—	$—	$—	$404,244	$348,749	5.94%
SBA debentures	—	—	—	17,985	13,500	45,765	77,250	77,250	6.05
Preferred securities	—	—	—	—	—	35,000	35,000	—	7.68
Notes payable to banks	14,750	—	6,916	—	—	—	21,666	15,210	7.00
Margin loans	—	—	—	—	—	—	—	13,927	—

Total	$293,994	$—	$131,916	$17,985	$13,500	$80,765	$538,160	$455,136	6.11

(1)	Weighted average contractual rate as of September 30, 2007.

(A) REVOLVING LINES OF CREDIT

In December 2006, Trust II entered into a revolving line of credit agreement with Citibank N.A., to provide up to $125,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (Citi line), of which $125,000,000 was outstanding at September 30, 2007. Borrowings under Trust II’s revolving line of credit are collateralized by Trust II’s assets. MFC is the servicer of the loans owned by Trust II. The Citi line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The Citi line matures in December 2009. The interest rate is a pooled short-term commercial paper rate, which approximates LIBOR (5.13% at September 30, 2007), plus 0.35% with a facility fee of 0.125% on the aggregate Citi line.

In September 2002, and as renegotiated in September 2003, January 2005, January 2006, September 2006, and December 2006, the Trust entered into a revolving line of credit agreement (amended) with Merrill Lynch Commercial Finance Corp., as successor to Merrill Lynch Bank, USA (MLB) to provide up to $375,000,000 of financing to acquire medallion loans from MFC (MLB line), of which $279,244,000 was outstanding at September 30, 2007. Borrowings under the Trust’s revolving line of credit are collateralized by the Trust’s assets. MFC is the servicer of the loans owned by the Trust. The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The MLB line matures in September 2008. Effective January 2005, the interest rate was generally LIBOR (5.13% at

September 30, 2007) plus 0.75% with an unused facility fee of 0.375% on unused amounts up to $250,000,000. The facility fees were $500,000 in September 2006, $200,000 in February 2006, $200,000 in January 2006, $300,000 in September 2005; and $125,000 remains to be paid pro rata over the next 4 quarters.

(B) SBA DEBENTURES

In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of September 30, 2007, $80,000,000 of commitments had been fully utilized, and $19,500,000 was available for borrowing.

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

(C) PREFERRED SECURITIES, NOTES PAYABLE TO BANKS, AND MARGIN LOANS

On September 19, 2007, MFC entered into a $10,000,000 revolving note agreement with Citibank that matures on June 30, 2008. The line is secured by medallion loans of MFC that are in process of being sold to Trust II, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate (7.75% at September 30, 2007) minus 1.00%, payable monthly. As of September 30, 2007, $0 had been drawn down under this line.

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR plus 2.125%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At September 30, 2007, $35,000,000 was outstanding on the preferred securities.

In March 2007, the Company entered into a margin loan agreement with Smith Barney. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is generally available at 99% of the current fair market value of the securities. The margin loan bears interest at LIBOR (5.13% at September 30, 2007) plus 0.35%. As of September 30, 2007, $0 had been drawn down under this margin loan.

In December 2006, the Company entered into a margin loan agreement with Bear Stearns & Co. Inc. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is generally available at 99% of the current fair market value of the securities. The margin loan bears interest at LIBOR (5.13% at September 30, 2007) plus 0.50%. As of September 30, 2007, $0 had been drawn down under this margin loan.

In December 2006, certain operating subsidiaries of MFC entered into an aggregate $966,000 of note agreements with New York Commercial Bank, which was increased by $756,000 in January 2007, and by $2,250,000 in May 2007, to an aggregate of $3,972,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $3,884,000 was outstanding at September 30, 2007. The note agreements bear interest at 6.50% or 6.74%, payable monthly. The notes mature December 9, 2009, January 5, 2010 and May 22, 2010, and are guaranteed by the Company. Principal and interest payments of $35,000 are due monthly, with the balance due at maturity.

In October 2006, certain operating subsidiaries of MFC entered into an aggregate $840,000 of note agreements with Metropolitan Bank of New York, which was increased by $2,250,000 in May 2007 to an aggregate of $3,090,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $3,032,000 was outstanding at September 30, 2007. The note agreements bear interest at 6.75% or 6.85%, payable monthly. The notes mature October 30, 2009 and June 30, 2010 and are guaranteed by MFC. Principal and interest payments of $24,000 are due monthly, with the balance due at maturity.

On January 25, 2005, MFC entered into a $4,000,000 revolving note agreement with New York Commercial Bank, formerly known as Atlantic Bank of New York that matured on December 1, 2005, and which maturity was extended by New York Commercial Bank to August 1, 2008. On March 6, 2006, the line of credit was increased to $6,000,000, and was further increased to $8,000,000 in March 2007. The line is secured by medallion loans of MFC that are in process of being sold to the Trust, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate (7.75% at September 30, 2007) minus 0.25%, payable monthly. As of September 30, 2007, $0 had been drawn down under this line.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that was further extended to June 30, 2008 and was increased to $20,000,000. The line is secured by certain pledged assets of the Company and MBC, and is subject to periodic borrowing base requirements. Effective August 2006, the line bears interest, payable monthly, at LIBOR (5.13% at September 30, 2007) plus 2.0% with no unused fee, and prior to that was at the prime rate, and was subject to an unused fee of 0.125%. As of September 30, 2007, $14,750,000 had been drawn down under this line.

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

(6) STOCK OPTIONS

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At September 30, 2007, 651,884 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock is issuable under the 2006 Director Plan. At September 30, 2007, 55,000 shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At September 30, 2007, 1,490,305 shares of the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,223,975 shares were exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.93 per share for the 209,674 options granted in the nine months ended September 30, 2007, and was $2.25 for the 207,162 options granted during the 2006 nine months.

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Risk free interest rate	4.31%	4.85%	4.92%	4.85%
Expected dividend yield	8.00	8.00	8.00	8.00
Expected life of option in years	5.57	7.00	5.88	7.00
Expected volatility (1)	35.00	44.00	35.00	44.00

(1)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility during the expected term of the option.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the year ended December 31, 2006 and for the three and nine months ended September 30, 2007.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,654,404	$3.50-29.25	$10.21
Granted	207,162	13.06-13.06	13.06
Cancelled	(151,918)	4.85-29.25	17.03
Exercised (1)	(253,118)	3.70-8.40	4.94

Outstanding at December 31, 2006	1,456,530	3.50-29.25	10.82
Granted	159,674	11.21-11.21	11.21
Cancelled	—	—	—
Exercised (1)	(22,500)	4.85-8.51	8.10

Outstanding at March 31, 2007	1,593,704	3.50-29.25	10.90
Granted	—	—	—
Cancelled	(50,002)	8.51-13.06	10.99
Exercised (1)	(53,600)	3.87-8.51	5.87

Outstanding at June 30, 2007 (2)	1,490,102	3.50-29.25	11.08
Granted	50,000	10.76-11.24	10.81
Cancelled	(44,997)	11.21-13.06	12.65
Exercised (1)	(4,800)	4.85	4.85

Outstanding at September 30, 2007 (2)	1,490,305	$3.50-29.25	$11.04

Options exercisable at September 30, 2007 (2)	1,223,975	$3.50-29.25	$11.03

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $31,000 and $430,000 for the 2007 third quarter and nine months, and was $0 and $1,042,000 for the comparable 2006 periods, for options exercised.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2007 and the related exercise price of the underlying options, was $0 for outstanding options and $0 for exercisable options as of September 30, 2007.

The following table presents the activity for the unvested options outstanding under the plan for the quarter ended September 30, 2007.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December31, 2006	223,018	$6.89-13.06	$8.66
Granted	159,674	11.21-11.21	11.21
Cancelled	—	—	—
Vested	(19,935)	11.21-13.06	11.22

Outstanding at March 31, 2007	362,757	6.89-13.06	10.93
Granted	—	—	—
Cancelled	(50,002)	8.51-13.06	10.99
Vested	(57,360)	8.51-13.06	11.80

Outstanding at June 30, 2007	255,395	6.89-13.06	10.96
Granted	50,000	10.76-11.24	10.81
Cancelled	—	—	—
Vested	(39,065)	6.89-13.06	9.81

Outstanding at September 30, 2007	266,330	$8.51-13.06	$11.10

The fair value of the options vested was approximately $27,000 and $519,000 for the three and nine months ended September 30, 2007.

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2007 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding			Options Exercisable
	Weighted average			Weighted average
Range of Exercise Prices	Shares at September 30, 2007	Remaining contractual life in years	Exercise price	Shares at September 30, 2007	Remaining contractual life in years	Exercise price
$3.50-5.51	414,950	4.71	$4.88	414,950	4.71	$4.88
6.50-13.75	692,573	6.88	10.53	426,243	5.75	10.17
14.25-15.56	42,848	2.45	14.71	42,848	2.45	14.71
17.25-18.75	289,934	1.68	17.41	289,934	1.68	17.41
29.25-29.25	50,000	0.59	29.25	50,000	0.59	29.25

$3.50-29.25	1,490,305	4.93	11.04	1,223,975	4.11	11.03

(7) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallions, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(8) OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Servicing fees	$363	$277	$1,049	$995
Prepayment penalties	134	32	244	702
Late charges	60	52	189	147
Other	91	74	215	207

Total noninterest income	$648	$435	$1,697	$2,051

Included in prepayment penalties in the 2006 nine months was $594,000 related to the early payoff of several large loans.

The major components of other operating expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Travel, meals, and entertainment	$130	$134	$411	$334
Depreciation and amortization	104	102	318	308
Office expense	100	68	412	213
Loan collections costs	92	64	181	178
Directors fees	75	120	225	267
Insurance	71	59	222	225
Miscellaneous taxes	(73)	196	281	210
Other expenses	195	124	646	622

Total operating expenses	$694	$867	$2,696	$2,357

Travel, meals, and entertainment increased due to an increase in investment development activities in 2007. Office expenses increased in 2007 due to office repairs and maintenance expenses in all periods, and the disposal of assets in the first quarter. Directors fees decreased in both periods due to additional fees recorded in the 2006 third quarter. Miscellaneous taxes increased due to $325,000 of franchise tax expense incurred in the 2007 second quarter and $206,000 incurred in the 2006 third quarter, of which $113,000 was determined to be refundable the 2007 third quarter. Other expenses decreased from 2006 primarily reflecting lower other operating expenses and operating losses.

(9) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net share data:
Net asset value at the beginning of the period	$9.80	$9.69	$9.73	$9.69
Net investment income	0.09	0.01	0.16	0.12
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.01	(0.01)	0.68	0.03
Net change in unrealized appreciation (depreciation) on investments	0.10	0.08	(0.18)	0.26

Net increase in net assets resulting from operations	0.20	0.08	0.66	0.41
Issuance of common stock	0.01	0.01	—	(0.02)
Distribution of net investment income	(0.19)	(0.15)	(0.26)	(0.38)
Distribution of net realized gains on investments	—	(0.02)	(0.31)	(0.10)
Other	0.01	—	0.01	0.01

Total increase (decrease) in net asset value	0.03	(0.08)	0.10	(0.08)

Net asset value at the end of the period (1)	$9.83	$9.61	$9.83	$9.61

Per share market value at beginning of period	$11.83	$12.96	$12.37	$11.26
Per share market value at end of period	10.89	11.03	10.89	11.03
Total return (2)	(19)%	(54)%	(10)%	2%

Ratios/supplemental data
Average net assets	$171,430,000	$166,611,000	$171,072,000	$166,409,000
Total expense ratio (3)	29%	24%	28%	23%
Operating expenses to average net assets	10	9	11	9
Net investment income after taxes to average net assets	3.60	0.34	2.17	1.77

(1)	Includes $0.00 and $0.00 of undistributed net realized gains per share, and $0.18 and $0.00 of undistributed net investment income per share as of September 30, 2007 and 2006.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the year.

(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets

(10) RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which includes an amendment to SFAS No. 115. This statement permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. This statement is effective for fiscal years beginning after November 15, 2007. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance, any adjustments to amounts recognized in accumulated other comprehensive income. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006 and not before June 16, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes.” The interpretation sets a recognition threshold and measurement attribute for recognizing tax positions in a company’s financial statements based on a determination whether it is likely or not that the tax position would withstand a tax audit, without regard for the likelihood of a tax audit taking place. Assuming a position meets the “more-likely-than-not” threshold, the interpretation also prescribes a measurement attribute requiring determination of how much of the tax position would ultimately be allowed if challenged. The interpretation is effective for fiscal years beginning after December 15, 2007. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

A member of the Board of Directors of the Company since 1996 was also senior counsel in the Company’s primary law firm. Amounts paid to the law firm were $286,000 and $81,000 for the three months ended September 30, 2007 and 2006, and were $742,000 and $151,000 for the comparable nine months.

At September 30, 2007 and 2006, we serviced $158,969,000 and $147,489,000 in loans for Medallion Bank. Included in net investment income were amounts as described below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Servicing fees	$348	$339	$1,008	$995
Loan origination fees	126	171	338	415
Reimbursement of operating expenses	41	44	133	131
Interest income	2	5	5	15

Total other income	$517	$559	$1,484	$1,556

Included in deferred costs in other assets is $429,000 of investments in and loans to a special purpose acquisition company (the SPAC), 91%-owned by the Company which is currently in registration with the SEC to register units for sale in an initial public offering. Up to $200,000 of this may be repayable upon completion of the offering or September 4, 2008, whichever is first. Prior to the offering, the Company will purchase warrants for $4,900,000 from the SPAC in a private placement which will allow it to acquire 4,900,000 additional shares of common stock. After the offering, the Company will own approximately 18.1% of the SPAC’s outstanding shares. The Company will also enter into an agreement to purchase up to $10,000,000 of the SPAC’s outstanding common stock, in certain circumstances, primarily at less than book value.

The Company has entered into consulting agreements with ProEminent Sports, LLC and GamePlan, LLC, whose principals act as consultants to the Company for sports related investments and, included within the scope of their duties, also provide services to the SPAC, including serving as its Chief Executive Officer, and assisting generally with the SPAC’s offering and business combination. The Company pays ProEminent Sports a monthly fee of $20,000, and pays Game Plan a monthly fee of $10,000. Following a business combination, in the event the CEO is not offered employment or a board position with the SPAC, the Company has agreed to continue the consulting arrangement for at least an additional twelve months.

The Company will also agree to indemnify the SPAC in the event of the SPAC’s liquidation for all claims of any vendors, service providers, or other entities that are owed money by the SPAC for services rendered or contracted for, or for products sold to the SPAC, including claims of any prospective acquisition targets. In addition, the Company, as the majority owner of the SPAC, may advance additional funds for operational and acquisition-related purposes, which may be repaid from the proceeds of the offering or the ultimate disposition of the Company’s equity investment in the SPAC.

Certain of the Company’s officers and directors also serve as officers and directors of the SPAC, and in that role will enter into agreements with the SPAC and its underwriter(s) to present to the SPAC, prior to presentation to any other person or entity, opportunities to acquire entities, until the earlier of the SPAC’s consummation of a business combination, the SPAC’s liquidation, or until such time as they cease to be an officer or director of the SPAC. The Company will also enter into a similar agreement.

(12) SUBSEQUENT EVENTS

On November 1, 2007, the Company’s board of directors declared a $0.19 per share common stock dividend, payable on December 7, 2007 to shareholders of record on November 23, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 13%, and our commercial loan portfolio at a compound annual growth rate of 8%. Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 14%. Total assets under our management, which includes assets serviced for third party investors and managed by unconsolidated portfolio companies, were approximately $1,002,491,000 as of September 30, 2007 and $852,554,000 as of September 30, 2006, and have grown at a compound annual growth rate of 15% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $111,599,000 or $7.39 per share.

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

Trends in Investment Portfolio

Our investment income is driven by the principal amount of and yields on our investment portfolio. To identify trends in the balances and yields, the following table illustrates our investments at fair value, grouped by medallion loans, commercial loans, investment securities, and equity investments, and also presents the portfolio information for Medallion Bank, at the dates indicated.

	September 30, 2007		June 30, 2007		December 31, 2006		September 30, 2006
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	6.95%	$396,295	6.87%	$369,288	6.74%	$340,110	6.60%	$310,633
Chicago	7.33	36,136	7.28	33,379	6.88	31,077	6.77	33,080
Boston	8.40	34,189	8.34	34,505	8.12	32,787	8.01	31,396
Newark	8.40	21,386	8.34	16,807	8.32	10,233	8.28	7,464
Cambridge	8.32	8,198	8.19	8,462	7.93	8,184	7.64	7,944
Other	7.59	5,535	7.56	5,554	7.55	5,586	7.46	5,389

Total medallion loans	7.16	501,739	7.09	467,995	6.93	427,977	6.79	395,906

Deferred loan acquisition costs		825		709		729		720
Unrealized depreciation on loans		(41)		(305)		(457)		(728)

Net medallion loans		$502,523		$468,399		$428,249		$395,898

Commercial loans
Secured mezzanine	14.10%	$58,909	13.93%	$57,155	13.78%	$53,732	14.12%	$48,624
Asset based	9.83	19,517	10.06	19,699	10.28	18,668	10.41	18,158
Other secured commercial	9.08	19,003	9.23	19,416	9.59	18,504	9.55	22,098

Total commercial loans(2)	12.27	97,429	12.19	96,270	12.21	90,904	12.23	88,880

Deferred loan acquisition (income)/costs		(92)		(107)		(98)		62
Unrealized depreciation on loans		(3,549)		(3,145)		(2,599)		(5,093)

Net commercial loans		$93,788		$93,018		$88,207		$83,849

Investment in Medallion Bank and other controlled subsidiaries, net	10.85%	$55,282	11.40%	$52,873	0.00%	$50,448	0.00%	$48,250

Investment securities	—%	$—	5.23%	$14,999	5.09%	$9,961	—%	$—

Unrealized depreciation on investment securities		—		—		—		—

Net investment securities		$—		$14,999		$9,961		$—

Equity investments	4.18%	$2,138	4.75%	$1,620	2.23%	$13,955	7.14%	$20,388

Unrealized appreciation (depreciation) on equities		2,098		1,379		2,113		(773)

Net equity investments		$4,236		$2,999		$16,068		$19,615

Investments at cost	8.22%	$656,588	8.17%	$633,757	7.01%	$593,245	7.08%	$553,424

Deferred loan acquisition costs		733		602		631		782
Unrealized appreciation (depreciation) on equities		2,098		1,379		2,113		(773)
Unrealized depreciation on loans		(3,590)		(3,450)		(3,056)		(5,821)

Net investments		$655,829		$632,288		$592,933		$547,612

Medallion Bank investments
Consumer loans	18.54%	$139,069	18.52%	$131,137	18.48%	$113,777	18.47%	$113,286
Medallion loans	6.76	87,486	6.69	87,984	6.65	94,176	6.56	88,682
Commercial loans	10.12	75,375	10.27	63,830	10.35	60,929	10.37	60,565
Investment securities	5.18	23,415	5.22	25,217	4.60	21,841	5.25	19,861

Medallion Bank investments at cost (2)	12.46	325,345	12.35	308,168	11.90	290,723	12.06	282,394

Deferred loan acquisition costs		4,453		4,045		3,155		3,049
Unrealized depreciation on investment securities		(224)		(511)		(402)		(213)
Premiums paid on purchased securities		112		145		245		318
Unrealized depreciation on loans		(7,181)		(6,719)		(6,057)		(6,031)

Medallion Bank net investments		$322,505		$305,128		$287,664		$279,517

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 9.68%, 9.64%, 9.44%, and 9.47% at September 30, 2007, June 30, 2007, December 31, 2006, and September 30, 2006.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Net investments at beginning of period	$632,288	$543,875	$592,933	$530,222
Investments originated	106,158	55,246	273,433	210,760
Purchase of Banco Popular medallion loan portfolio	—	—	—	35,703
Repayments of investments	(83,354)	(52,704)	(214,564)	(233,591)
Net realized gains (losses) on investments (1)	287	(122)	12,140	541
Net increase in unrealized appreciation (depreciation) (2)	529	1,318	(7,739)	4,552
Amortization of origination costs	(79)	(1)	(374)	(575)

Net increase (decrease) in investments	23,541	3,737	62,896	17,390

Net investments at end of period	$655,829	$547,612	$655,829	$547,612

(1)	There were no net realized gains or losses for the 2007 and 2006 third quarter and nine months related to foreclosed properties.
(2)	Excludes net unrealized appreciation (depreciation) of $1,231 and $4,476 for the 2007 third quarter and nine months and $61 and ($30) for the comparable 2006 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at September 30, 2007 was 8.22% (7.99% for the loan portfolio), an increase of 121 basis points from 7.01% at December 31, 2006, and an increase of 114 basis points from 7.08% at September 30, 2006. The weighted average yield of the total managed portfolios at September 30, 2007 was 9.50% (9.68% for the loan portfolio), an increase of 46 basis points from 9.04% at December 31, 2006, and an increase of 24 basis points from 9.26% at September 30, 2006. The increases in both years primarily reflected the market increase in interest rates. Managed portfolio yields were helped by the inclusion and growth of the high-yield consumer loan portfolio. We expect to try to increase the percentage of commercial loans in the total portfolio, the origination of floating and adjustable-rate loans, and the level of non-New York medallion loans to enhance our yields. Additionally, Medallion Bank expects to try to increase the percentage of consumer loans originated for the managed portfolio to increase our overall returns.

Medallion Loan Portfolio

Our medallion loans comprised 77% of the net portfolio of $655,829,000 at September 30, 2007 compared to 72% of the net portfolio of $592,933,000 at December 31, 2006, and 72% of $547,612,000 at September 30, 2006. Our managed medallion loans of $589,751,000 comprised 64% of the net portfolio of $927,805,000 compared to 63% of the net portfolio of $833,639,000 at December 31, 2006, and 62% of $782,312,000 at September 30, 2006. The medallion loan portfolio increased by $74,274,000 or 17% in 2007 ($67,558,000 or 13% on a managed basis), primarily reflecting increases in New York. The increase in the New York market can be attributed to new business marketing efforts and the general increase in medallion values and related refinancings. Total medallion loans serviced for third parties were $4,764,000, $5,783,000, and $6,151,000 at September 30, 2007, December 31, 2006 and September 30, 2006.

The weighted average yield of the medallion loan portfolio at September 30, 2007 was 7.16%, an increase of 23 basis points from 6.93% at December 31, 2006, and an increase of 37 basis points from 6.79% at September 30, 2006. The weighted average yield of the managed medallion loan portfolio at September 30, 2007 was 7.10%, an increase of 22 basis points from 6.88% at December 31, 2006, and an increase of 35 basis points from 6.75% at September 30, 2006. The increase in yield primarily reflected the impact of rising interest rates in the economy and the effects of borrower refinancings. At September 30, 2007, 21% of the medallion loan portfolio represented loans outside New York, compared to 21% at December 31, 2006 and 22% at September 30, 2006. At September 30, 2007, 18% of the managed medallion loan portfolio represented loans outside New York, compared to 18% at December 31, 2006 and 19% at September 30, 2006. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 14%, 15%, and 15% of the net investment portfolio as of September 30, 2007, December 31, and September 30, 2006 and were 18% on a managed basis for each period. Commercial loans increased by $5,584,000 or 6% during the nine months ended September 30, 2007 (increased by $19,906,000 or 13% on a managed basis), reflecting growth in all commercial loan portfolios. Net commercial loans serviced for third parties were $473,000, $7,761,000, and $9,735,000 at September 30, 2007, December 31, 2006, and September 30, 2006.

The weighted average yield of the commercial loan portfolio at September 30, 2007, was 12.27%, an increase of 6 basis points from 12.21% at December 31, 2006, and 4 basis points from 12.23% at September 30, 2006. The weighted average yield of the managed commercial loan portfolio at September 30, 2007 was 11.33%, a decrease of 13 basis points from 11.46% at December 31, 2006, and 14 basis points from 11.47% at September 30, 2006. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At September 30, 2007, variable-rate loans represented approximately 28% of the commercial portfolio, compared to 26% and 29% at December 31 and September 30, 2006, and were 58%, 55%, and 57% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 15% of the managed net investment portfolio as of September 30, 2007, compared to 13% at December 31, 2006 and 14% at September 30, 2006. Medallion Bank started originating new adjustable rate consumer loans during the 2004 third quarter. Recreational vehicles, boats, and trailers located in all 50 states collateralize the loans. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 18.54% at September 30, 2007, compared to 18.48% and 18.47% at December 31, 2006 and September 30, 2006. Amortization of the portfolio purchase premium reduced the yield by an average of 0.45%, 0.96%, and 0.87%, respectively. Adjustable rate loans represented approximately 91% of the managed consumer portfolio at September 30, 2007, compared to 84% and 90% at December 31, 2006 and September 30, 2006.

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

The following table shows the trend in loans 90 days or more past due:

	September 30, 2007		June 30, 2007		December 31, 2006		September 30, 2006
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$3,415	0.6%	$3,430	0.6%	$5,708	1.1%	$6,581	1.4%

Commercial loans
Secured mezzanine	4,117	0.7	4,311	0.7	3,459	0.7	3,505	0.7
Asset-based receivable	—	—	—	—	—	—	—	—
Other secured commercial	1,457	0.2	1,537	0.3	1,651	0.3	3,959	0.8

Total commercial loans	5,574	0.9	5,848	1.0	5,110	1.0	7,464	1.5

Total loans 90 days or more past due	$8,989	1.5%	$9,278	1.6%	$10,818	2.1%	$14,045	2.9%

Total Medallion Bank loans	$769	0.3%	$478	0.2%	$631	0.1%	$1,057	0.4%

Total managed loans 90 days or more past due	$9,758	1.1%	$9,756	1.1%	$11,449	1.5%	$15,102	2.0%

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

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the three and nine months ended September 30, 2007 and 2006.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2006	$(3,056)	$2,113	$947	$4
Increase in unrealized
Appreciation on investments	—	49	1,920	1,969
Depreciation on investments	(63)	(12)	(73)	(148)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(1,100)	—	(1,100)
Losses on investments	1	—	—	1
Other	—	(4)	—	(4)

Balance March 31, 2007	(3,118)	1,046	2,794	722
Increase in unrealized
Appreciation on investments	—	628	1,511	2,139
Depreciation on investments	(1,142)	(106)	(87)	(1,335)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(189)	—	(189)
Losses on investments	810	—	—	810

Balance June 30, 2007	(3,450)	1,379	4,218	2,147
Increase in unrealized
Appreciation on investments	—	729	1,231	1,960
Depreciation on investments	(152)	62	(1)	(91)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(72)	—	(72)
Losses on investments	12	—	—	12
Other	—	—	(231)	(231)

Balance September 30, 2007	$(3,590)	$2,098	$5,217	$3,725

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2005	$(7,896)	$629	$(1,397)	$(8,664)
Increase in unrealized
Appreciation on investments	—	—	27	27
Depreciation on investments	(91)	(968)	—	(1,059)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(64)	—	(64)
Losses on investments	1,781	—	—	1,781

Balance March 31, 2006	(6,206)	(403)	(1,370)	(7,979)
Increase in unrealized
Appreciation on investments	—	814	59	873
Depreciation on investments	(372)	—	—	(372)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	35	—	—	35
Other	—	(2)	—	(2)

Balance June 30, 2006	(6,543)	409	(1,311)	(7,445)
Increase in unrealized
Appreciation on investments	—	7	61	68
Depreciation on investments	233	(1,189)	—	(956)
Reversal of unrealized appreciation (depreciation) related to realized
Losses on investments	489	—	937	1,426

Balance September 30, 2006	$(5,821)	$(773)	$(313)	$(6,907)

The following table presents credit-related information for the investment portfolios for the quarters ended:

(Dollars in thousands)	September 30, 2007	June 30, 2007	December 31, 2006	September 30, 2006
Total loans
Medallion loans	$502,523	$468,399	$428,249	$395,898
Commercial loans	93,788	93,018	88,207	83,849

Total loans	596,311	561,417	516,456	479,747
Investment in Medallion Bank and other controlled subsidiaries	55,282	52,873	50,448	48,250
Investment securities	—	14,999	9,961	—
Equity investments (1)	4,236	2,999	16,068	19,615

Net investments	$655,829	$632,288	$592,933	$547,612

Net investments at Medallion Bank and other controlled subsidiaries	$322,505	$305,128	$287,664	$279,517
Managed net investments	$927,805	$888,811	$833,639	$782,312

Unrealized appreciation (depreciation) on investments
Medallion loans	$(41)	$(305)	$(457)	$(728)
Commercial loans	(3,549)	(3,145)	(2,599)	(5,093)

Total loans	(3,590)	(3,450)	(3,056)	(5,821)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—	—
Investment securities	—	—	—	—
Equity investments	2,098	1,379	2,113	(773)

Total unrealized appreciation (depreciation) on investments (2)	$(1,492)	$(2,071)	$(943)	$(6,594)

Net unrealized appreciation (depreciation) on investments at Medallion Bank and other controlled subsidiaries	$(7,405)	$(7,230)	$(6,459)	$(6,244)
Managed total unrealized appreciation (depreciation) on investments	$(8,897)	$(9,301)	$(7,402)	$(12,838)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	(0.01)%	(0.01)%	(0.11)%	(0.18)%
Commercial loans	(3.64)	(3.27)	(2.86)	(5.73)
Total loans	(0.60)	(0.61)	(0.59)	(1.20)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Investment securities	—	—	—	—
Equity investments	98.11	85.10	15.14	(3.79)
Net investments	(0.23)	(0.33)	(0.16)	(1.19)

Net investments at Medallion Bank and other controlled subsidiaries	(2.28)%	(2.35)%	(2.22)%	(2.21)%
Managed net investments	(0.96)	(1.04)	(0.88)	(1.62)

(1)	Represents common stock and warrants held as investments.
(2)	Excludes $2,300, $2,300, $1,250, and $1,700 for unrealized appreciation on Medallion Hamptons Holding, a wholly-owned subsidiary at September 30, 2007, June 30, 2007, December 31, 2006, and September 30, 2006.
(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Realized gains (losses) on loans and equity investments
Medallion loans	$(13)	$—	$(20)	$30
Commercial loans	11	(472)	(780)	(2,516)

Total loans	(2)	(472)	(800)	(2,486)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Investment securities	—	—	—	—
Equity investments	289	350	12,940	3,027

Total realized gains (losses) on loans and equity investments	$287	$(122)	$12,140	$541

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	$(1,126)	$(574)	$(2,175)	$(1,192)

Total managed realized gains (losses) on loans and equity investments (1)	$(839)	$(696)	$9,965	$(651)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(0.01)%	(0.00)%	(0.01)%	0.01%
Commercial loans	0.04	(2.08)	(1.06)	(3.59)
Total loans	(0.00)	(0.39)	(0.19)	(0.68)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Investment securities	—	—	—	—
Equity investments	61.31	6.82	467.71	18.84
Net investments	0.18	(0.09)	2.64	0.13

Net investments at Medallion Bank and other controlled subsidiaries	(1.41)%	(0.84)%	(0.96)%	(0.63)%
Managed net investments	(0.37)	(0.36)	1.53	(0.11)

(1)	Includes realized gains (losses) of $0 for the three and nine months ended September 30, 2007 and 2006 related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio:

	Three Months ended September 30,		Nine Months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$729	$29	$1,407	$29
Unrealized depreciation	(91)	(978)	(1,415)	(1,557)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries	(49)	2,128	3,094	6,353
Realized gains	(72)	(350)	(11,648)	(2,578)
Realized losses	12	489	823	2,305
Unrealized gains (losses) on foreclosed properties	1,231	61	4,476	(30)

Total	$1,760	$1,379	$(3,263)	$4,522

Net realized gains (losses) on investments
Realized gains	$72	$350	$2,914	$2,578
Realized losses	(12)	(489)	(823)	(2,305)
Other gains	223	11	10,032	491
Direct recoveries (charge-offs)	4	6	17	(223)

Total	$287	$(122)	$12,140	$541

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 8%, 8%, and 9% of our total portfolio at September 30, 2007, December 31, 2006, and September 30, 2006. The portfolio company investments primarily represent our wholly-owned unconsolidated subsidiaries, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We are currently in discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of the Medallion Bank capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including $1,300,000 in the third quarter and nine months ended September 30,2007, and $300,000 and $800,000 in the comparable 2006 periods. See Note 4 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1%, 3%, and 4%, of our total portfolio at September 30, 2007, December 31, 2006, and September 30, 2006. Equity investments were 1%, 2%, and 3%, of our total managed portfolio September 30, 2007, December 31, 2006, and September 30, 2006. Equity investments are comprised of common stock, partnership interests, and warrants. The decrease in equity investments during the last year primarily reflected the sale of shares of common stock of Clear Channel that were received in a tax-free exchange for 100% of our ownership interest in Medallion Taxi Media.

Investment Securities

Investment securities were 0%, 2%, and 0% of our total portfolio at September 30, 2007, December 31, 2006, and September 30, 2006. Investment securities were 2%, 4%, and 3% of our total managed portfolio at September 30, 2007, December 31, 2006, and September 30, 2006. The investment securities are primarily US Treasuries and/or adjustable-rate mortgage-backed securities purchased by us and Medallion Bank to better utilize required cash liquidity.

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

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of all outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and nine months ended September 30, 2007 and 2006. Average balances have increased, primarily reflecting the funding needs to support the growth in our investment portfolios. The increase in borrowing costs reflected the trend of increasing interest rates in the economy.

	Three months ended			Nine months ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
September 30, 2007
Revolving line of credits	$6,087	$385,750	6.26%	$17,040	$372,596	6.12%
SBA debentures	1,258	77,250	6.46	3,749	77,250	6.49
Notes payable to banks (1)	856	43,994	7.72	1,572	28,640	7.34
Margin loans	—	—	—	125	2,969	5.62

Total	$8,201	$506,994	6.42	$22,486	$481,455	6.24

Medallion Bank borrowings	3,578	272,244	5.21	10,000	262,356	5.10

Total managed borrowings	$11,779	$779,238	6.00	$32,486	$743,811	5.84

September 30, 2006
Revolving line of credits	$4,470	$314,452	5.64%	$12,643	$319,132	5.30%
SBA debentures	1,255	77,250	6.45	3,724	77,250	6.45
Notes payable to banks	247	12,801	7.66	817	14,275	7.65
Margin loans	146	9,477	6.11	431	9,922	5.81

Total	$6,118	$413,980	5.86	$17,615	$420,579	5.60

Medallion Bank borrowings	2,879	241,359	4.73	7,364	226,186	4.35

Total managed borrowings	$8,997	$655,339	5.45	$24,979	$646,765	5.16

(1)	Includes Trust Preferred Securities issued in June 2007.

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Company Act, or SBIA, and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At September 30, 2007 and 2006, short-term adjustable rate debt constituted 78% and 82% of total debt, and was 52% and 51% on a fully managed basis including the borrowings of Medallion Bank.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2007. Because of the change in the reporting entity described in Note 3 to our consolidated financial statements, our financial condition and results of operations included in this quarterly report for September 30, 2006, have been adjusted to reflect the change retrospectively for the period and information presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Statement of operations
Investment income	$13,555	$9,630	$37,152	$28,982
Interest expense	8,201	6,118	22,486	17,615

Net interest income	5,354	3,512	14,666	11,367
Noninterest income	648	435	1,697	2,051
Operating expenses	4,447	3,803	13,585	11,218

Net investment income before income taxes	1,555	144	2,778	2,200
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	1,555	144	2,778	2,200
Net realized gains (losses) on investments	287	(122)	12,140	541
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries (1)	(49)	2,128	3,094	6,353
Net change in unrealized appreciation (depreciation) on investments (1)	1,809	(749)	(6,357)	(1,831)

Net increase in net assets resulting from operations	$3,602	$1,401	$11,655	$7,263

Per share data
Net investment income	$0.09	$0.01	$0.16	$0.12
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.01	(0.01)	0.68	0.03
Net change in unrealized appreciation (depreciation) on investments	0.10	0.08	(0.18)	0.26

Net increase in net assets resulting from operations	$0.20	$0.08	$0.66	$0.41

Dividends declared per share	$0.19	$0.18	$0.57	$0.51

Weighted average common shares outstanding
Basic	17,504,827	17,312,915	17,472,950	17,269,881
Diluted	17,805,203	17,749,934	17,793,571	17,757,496

			September 30, 2007	December 31, 2006
Balance sheet data
Net investments			$655,829	$592,933
Total assets			715,596	631,605
Total funds borrowed			538,160	455,137
Total liabilities			543,443	461,977
Total shareholders’ equity			172,153	169,628
Managed balance sheet data (2)
Net investments			$927,805	$833,639
Total assets			997,254	893,588
Total funds borrowed			816,997	716,620
Total liabilities			825,101	723,960

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	0.89%	0.10%	0.56%	0.50%
Net increase in net assets resulting from operations	2.07	0.95	2.35	1.64
Return on average equity (ROE) (4)
Net investment income after taxes	3.60	0.34	2.17	1.77
Net increase in net assets resulting from operations	8.34	3.34	9.11	5.84

Weighted average yields	8.36%	7.61%	8.36%	7.62%
Weighted average cost of funds	5.06	4.84	5.06	4.63

Net interest margin (5)	3.30	2.77	3.30	2.99

Noninterest income ratio (6)	0.40%	0.34%	0.38%	0.54%
Total expense ratio (7)	7.80	7.84	8.11	7.58
Operating expense ratio (8)	2.74	3.00	3.06	2.95

As a percentage of net investment portfolio
Medallion loans			77%	72%
Commercial loans			14	15
Investment in subsidiaries			8	9
Equity investments			1	4
Investment securities			—	—

Investments to assets (9)			92%	93%
Equity to assets (10)			24	28
Debt to equity (11)			313	252

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries of $821 in the 2007 nine months and $1,084 in the 2006 nine months, and also included $1,750 and $3,250 of dividends from Medallion Bank in the 2007 third quarter and nine months. On a managed basis, combined with Medallion Bank, the net interest margin was 4.11% and 4.27% in the 2007 third quarter and nine months, and was 4.39% and 4.41% in the comparable 2006 periods.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of September 30.
(10)	Represents total shareholders’ equity divided by total assets as of September 30.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of September 30.

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

2007 Three and Nine Months Compared to the 2006 Three and Nine Month Periods

Net increase in net assets resulting from operations was $3,602,000 or $0.20 per diluted common share and $11,655,000 or $0.66 in the 2007 third quarter and nine months, up $2,201,000 and $4,392,000 or 60% from $1,401,000 or $0.08 per share and $7,263,000 or $0.41 in the 2006 third quarter and nine months. The 2007 third quarter increase primarily reflected higher net interest income, net realized/unrealized gains, and noninterest income, partially offset by higher operating expenses. The nine months increase primarily reflected higher net realized/unrealized gains and net interest income, partially offset by higher operating expenses and lower noninterest income. Net investment income after taxes was $1,555,000 or $0.09 per share in the 2007 third quarter, up $1,411,000 from $144,000 or $0.01 per share in the 2006 third quarter, and was $2,778,000 or $0.16 in the 2007 nine months, up $578,000 or 26% from $2,200,000 or $0.12 per share in the 2006 nine months.

Investment income was $13,555,000 and $37,152,000 in the 2007 third quarter and nine months, up $3,925,000 or 41% and $8,170,000 or 28% from $9,630,000 and $28,982,000 in the year ago periods, and included $821,000 from interest recoveries on certain investments in the 2007 nine months, compared to $1,084,000 in the 2006 nine months. Also included in the 2007 third quarter and nine months were $1,750,000 and $3,250,000 in dividends from Medallion Bank. Excluding those items, investment income increased $2,175,000 or 23% in the quarter, and $5,183,000 or 19% in the nine months, primarily reflecting growth in the investment portfolios and to a lesser extent, changes in the yields earned. The yield on the investment portfolio was 8.36% in the 2007 quarter, up 10% from 7.61% in the 2006 quarter, and was 8.36% in the 2007 nine months, up 10% from 7.62% in the 2006 nine months. Excluding the interest recoveries and dividends, the 2007 third quarter yield was down 4% to 7.28%, and was up 2% to 7.44% from 7.33% for the nine months, reflecting the general increases in market interest rates and changes in the portfolio mix. Average investments outstanding were $643,273,000 and $594,493,000 in the 2007 quarter and nine months, up 28% and 17% from $502,201,000 and $508,662,000 in the year ago periods, primarily reflecting growth in the medallion loan portfolio.

Medallion loans were $502,523,000 at quarter end, up $106,625,000 or 27% from $395,898,000 a year ago, representing 77% of the investment portfolio compared to 72% a year ago, and were yielding 7.16% compared to 6.79% a year ago, an increase of 5%. The increase in outstandings primarily reflected efforts to book new business, primarily in the New York City market, and also reflected the increase in medallion values. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $594,515,000 at quarter end, up $103,966,000 or 21% from $490,549,000 a year ago. The commercial loan portfolio was $93,788,000 at quarter end, compared to $83,849,000 a year ago, an increase of $9,939,000 or 12%, and represented 14% of the investment portfolio compared to 15% a year ago. The increase primarily reflected growth in the high-yield mezzanine loan portfolio, partially offset by the resolution of several large old nonperforming loans. Commercial loans yielded 12.27% at quarter end, roughly flat with 12.23% a year ago, reflecting the relatively stable prime-based lending markets. The managed commercial portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $168,823,000 at quarter end, up $15,336,000 or 10% from $153,487,000 a year ago, primarily reflecting the increases described above and growth at Medallion Bank, partially offset by the net increase in third party loan participations purchased. Investments in Medallion Bank and other controlled subsidiaries was $55,282,000 at quarter end, up $7,032,000 or 15% from $48,250,000 a year ago, primarily reflecting the increased value of those investments, a large portion of which reflected the earnings of Medallion Bank, and which represented 8% of the investment portfolio, compared to 9% a year ago. See Note 4 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $4,236,000, down $15,379,000 or 78% from $19,615,000 a year ago, primarily reflecting the sale of a portion of the Clear Channel common stock received for our ownership interest in Media, partially offset by portfolio appreciation, and represented 1% of the investment portfolio and had a dividend yield of 4.18%, compared to 4% and 7.14% a year ago. Investment securities were zero at both quarter end and a year ago. See page 28 for a table that shows balances and yields by type of investment.

Interest expense was $8,201,000 and $22,486,000 in the 2007 quarter and nine months, up $2,083,000 or 34% and $4,871,000 or 28% from $6,118,000 and $17,615,000 in the 2006 periods. The increase in interest expense was due to increased levels of borrowings compounded by the higher cost of borrowed funds. Average debt outstanding was $506,994,000 and $481,455,000 for the 2007 quarter and nine months, compared to $413,980,000 and $420,579,000 in the year ago periods, increases of 22% and 14%, primarily reflecting increased borrowings used to fund portfolio investment growth. The cost of borrowed funds was 6.42% and 6.24% in the 2007 quarter and nine months, compared to 5.86% and 5.60% in the year ago periods, increases of 10% and 11%, reflecting increases in the general level of interest rates over the last year, and the adjustable rate nature of much of our borrowings. See page 36 for a table which shows average balances and cost of funds for our funding sources

Net interest income was $5,354,000 and $14,666,000 and the net interest margin was 3.30% for both the 2007 third quarter and nine months, up $1,842,000 or 52% and $3,299,000 or 29% from $3,512,000 and $11,367,000 in the year ago periods, which represented net interest margins of 2.77% and 2.99%, all reflecting the items discussed above.

Noninterest income, which is comprised of servicing fee income, prepayment penalties, late charges, and other miscellaneous income was $648,000 and $1,697,000 in the 2007 third quarter and nine months, up $213,000 or 49% and down $354,000 or 17% from $435,000 and $2,051,000 a year ago. Included in the 2006 nine months was $594,000 of unusually large prepayment penalties from several large paid-off loans. Excluding those prepayment penalties, noninterest income increased 16% in the 2007 nine months. The increases in both periods reflected higher servicing fees, other prepayment penalties, and late charges on a larger portfolio base.

Operating expenses were $4,447,000 and $13,585,000 in the 2007 third quarter and nine months, up $644,000 or 17% and $2,367,000 or 21% from $3,803,000 and $11,218,000 in the 2006 periods. Salaries and benefits expense was $2,491,000 and $7,759,000 in the third quarter and nine months, up $270,000 or 12% and $1,221,000 or 19% from $2,221,000 and $6,538,000 in 2006, primarily reflecting higher stock compensation expense and bonus accruals, partially offset by increased salary deferrals related to loan originations in the quarter, and in the nine months by higher stock compensation expense and an increase in headcount and salary levels. Professional fees were $939,000 and $2,154,000 in the quarter and nine months, up $480,000 in the quarter and $675,000 or 46% in the nine months from $459,000 and $1,479,000 a year ago. The increases in both periods primarily reflected higher investment project-related professional costs, higher accounting costs, including costs related to deconsolidating Medallion Bank and for consultant services for operational reviews, and higher legal expenses. Rent expense was $323,000 and $976,000 in the third quarter and nine months, up $67,000 or 26% and $132,000 or 16% compared to $256,000 and $844,000 in the 2006 periods, reflecting lease adjustments. Other operating expenses of $694,000 and $2,696,000 in 2007 were down $173,000 or 20% and up $339,000 or 14% from $867,000 and $2,357,000 a year ago, primarily reflecting a franchise tax refund in the quarter, and higher franchise tax accruals, general office expenses, and travel and entertainment expenses in the nine months.

Income tax expense was $0 in the 2007 and 2006 third quarters and nine months.

Net unrealized appreciation on investments was $1,760,000 in the 2007 third quarter and was unrealized depreciation of $3,263,000 in the 2007 nine months, compared to appreciation of $1,379,000 and $4,522,000 in the 2006 periods, an increase of $381,000 or 28% in the quarter and a decrease of $7,785,000 in the nine months. Net change in unrealized appreciation (depreciation), net of the net unrealized appreciation (depreciation) on Medallion Bank and the other controlled subsidiaries, was $1,809,000 and ($6,357,000) in the 2007 quarter and nine months, compared to ($749,000) and ($1,831,000) in the 2006 periods, resulting in decreased depreciation of $2,558,000 in the quarter and increased depreciation of $4,526,000 in the nine months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2007 activity resulted from net unrealized appreciation on foreclosed property of $1,231,000 ($4,476,000 in the nine months), net unrealized appreciation on equity investments of $790,000 ($1,350,000 in the nine months), and by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $12,000 ($823,000 in the nine months), partially offset by net unrealized depreciation on loans of $152,000 ($1,358,000 in the nine months), reversals of unrealized appreciation associated with equity investments that were sold of $72,000 ($11,648,000 in the nine months), and net depreciation on Medallion Bank and other controlled subsidiaries of $49,000 ($3,094,000 of appreciation in the nine months). The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the $1,750,000 and $3,250,000 dividends declared by them to Medallion Financial in the 2007 third quarter and nine months. The 2006 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $2,128,000 (6,353,000 in the nine months), reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $489,000 ($2,305,000 in the nine months), net unrealized appreciation on loans of $233,000 ($17,000 of depreciation in the nine months), and net unrealized appreciation on foreclosed property of $61,000 ($30,000 of depreciation in the nine months), partially offset by net unrealized depreciation on equity investments of $1,182,000 ($1,511,000 in the nine months) and reversals of unrealized appreciation associated with equity investments that were sold of $350,000 ($2,578,000 in the nine months). See Notes 3 and 4 to the consolidated financial statements for more information about Medallion Bank and other controlled subsidiaries.

Our net realized gains on investments were $287,000 and $12,140,000 in the 2007 quarter and nine months, compared to net realized losses of $122,000 in the 2006 quarter and net realized gains of $541,000 in the 2006 nine months. The 2007 activity reflected the reversals described in the unrealized paragraph above and by net direct gains on sales of equity and other investments of $217,000 ($1,292,000 in the nine months) and net direct recoveries of $10,000 ($23,000 in the nine months). The 2006 activity reflected the above and net direct gains on sales of equity and other investments of $11,000 ($491,000 in the nine months) and net direct recoveries of $6,000 ($223,000 of net direct chargeoffs in the nine months).

The Company’s net realized/unrealized gains on investments were $2,047,000 and $8,877,000 in the 2007 quarter and nine months, compared to $1,257,000 and $5,063,000 in the 2006 periods, reflecting the above.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

We, like other financial institutions, are subject to interest rate risk to the extent that our interest-earning assets (consisting of medallion, commercial, and consumer loans; and investment securities) reprice on a different basis over time in comparison to our interest-bearing liabilities (consisting primarily of credit facilities with banks and other lenders, bank certificates of deposit, and subordinated SBA debentures).

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $77,250,000 with a weighted average interest rate of 6.05%, constituting 14% of our total indebtedness as of September 30, 2007. Also, as of September 30, 2007, portions of the adjustable rate debt with banks repriced at intervals of as long as 60 months, and certain of the certificates of deposit were for terms of up to 37 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at September 30, 2007, compared to the respective positions at the end of 2006 and 2005. The principal amount of interest earning assets is assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

September 30, 2007 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$24,461	$—	$—	$—	$—	$—	$—	$24,461
Adjustable rate	27,263	1,184	3,317	14,578	23,833	—	—	70,175
Fixed-rate	65,900	99,924	173,866	73,268	64,892	6,871	19,812	504,533
Cash	29,719	—	—	—	—	—	—	29,719

Total earning assets	$147,343	$101,108	$177,183	$87,846	$88,725	$6,871	$19,812	$628,888

Interest bearing liabilities
Revolving line of credit	$404,244	$—	$—	$—	$—	$—	$—	$404,244
Notes payable to banks	14,750	—	6,916	—	35,000	—	—	56,666
SBA debentures	—	—	—	17,985	13,500	19,450	26,315	77,250

Total liabilities	$418,994	$—	$6,916	$17,985	$48,500	$19,450	$26,315	$538,160

Interest rate gap	$(271,651)	$101,108	$170,267	$69,861	$40,225	$(12,579)	$(6,503)	$90,728

Cumulative interest rate gap (2)	$(271,651)	$(170,543)	$(276)	$69,585	$109,810	$97,231	$90,728	—

December 31, 2006 (2)	$(267,015)	$(152,783)	$(8,334)	$53,943	$127,019	$115,046	$89,104	—
December 31, 2005 (2)	(99,581)	(118,589)	43,224	105,049	153,469	139,543	96,083	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (43%), (49%), and (20%), as of September 30, 2007, and December 31, 2006 and 2005, and was (32%), (34%), and 11%, on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($121,389) or (19%) for September 30, 2007, compared to a negative rate gap of ($127,184) or ( 23%) and a positive rate gap of $10,768 or 2% for December 31, 2006 and 2005, respectively, and was ($126,876) or (13%), ($117,151) or (14%), and $47,912 or 6% on a combined basis with Medallion Bank.

Our interest rate sensitive assets were approximately $628,888,000 and interest rate sensitive liabilities were $538,160,000 at September 30, 2007. The one-year cumulative interest rate gap was a negative $271,651,000 or 43% of interest rate sensitive assets compared to a negative $267,015,000 or 49% at December 31, 2006 and $99,581,000 or 20% at December 31, 2005. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $121,389,000 or 19% at September 30, 2007. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were approximately $956,115,000 and interest rate sensitive liabilities were $816,997,000 at September 30, 2007. The one-year cumulative interest rate gap was a negative $302,716,000 or 32%, and the gap using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $126,876,000 or 13% at September 30, 2007.

Interest Rate Cap Agreements

From time-to time, we enter into interest rate cap agreements to manage the exposure of the portfolio to increases in market interest rates by hedging a portion of our variable-rate debt against increases in interest rates. There were no interest rate caps outstanding during 2007 and 2006.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with Merrill Lynch and Citibank, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, private issuances of debt securities and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. The Trust’s $375,000,000 revolving line of credit with Merrill Lynch had availability of $95,756,000, and Trust II’s $125,000,000 line had no availability as of September 30, 2007. Medallion Capital and Freshstart have $13,500,000 and $6,000,000 of additional funding commitments with the SBA, which requires capital contributions from us of $6,750,000 and $2,000,000, respectively. Since SBA financing subjects its recipients to certain regulations, we will seek funding at the subsidiary level to maximize its benefits. Lastly, $23,250,000 was available under revolving credit agreements with commercial banks, and approximately $422,000 was available under the company’s margin loans.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $2,500,000 could be raised by Medallion Bank to fund future loan origination activity, and Medallion Bank also has $35,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank as a non-RIC subsidiary of ours is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at September 30, 2007. See Note 5 to the consolidated financial statements on page 19 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$404,244	75%	5.94%
SBA debentures	77,250	14	6.05
Preferred securities	35,000	7	7.68
Notes payable to banks	21,666	4	7.00

Total outstanding debt	$538,160	100%	6.11%

Certificates of deposit at Medallion Bank	278,837	—	4.91%

Total outstanding debt, including Medallion Bank	$816,997	—	5.71%

(1)	Weighted average contractual rate as of September 30, 2007.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at September 30, 2007.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$279,244	$—	$125,000	$—	$—	$—	$404,244
SBA debentures	—	—	—	17,985	13,500	45,765	77,250
Preferred securities	—	—	—	—	—	35,000	35,000
Notes payable to banks	14,750	—	6,916	—	—	—	21,666

Total	$293,994	$—	$131,916	$17,985	$13,500	$80,765	$538,160

Certificates of deposit at Medallion Bank	151,180	108,564	14,613	4,480	—	—	278,837

Total, including Medallion Bank	$445,174	$108,564	$146,529	$22,465	$13,500	$80,765	$816,997

We value our portfolio at fair value as determined in good faith by management and approved by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect management’s estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment was also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have negatively impacted net increase in net assets resulting from operations as of September 30, 2007 by approximately $19,000 on an annualized basis, compared to a positive impact of $399,000 at December 31, 2006, and the impact of such an immediate increase of 1% over a one year period would have been ($2,869,000) at September 30, 2007 compared to ($2,334,000) for December 31, 2006. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2007. See Note 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	UTAH	Total	12/31/06
Cash	$17,710	$5,506	$3,181	$2,136	$1,186	$—	$29,719	$15,399
Bank loans (1)	20,000	18,000	—	—	—	—	38,000	26,000
Amounts undisbursed	5,250	18,000	—	—	—	—	23,250	15,425
Amounts outstanding	14,750	6,916	—	—	—	—	21,666	15,210
Average interest rate	7.13%	6.72%	—	—	—	—	7.00%	7.41%
Maturity	6/08	8/08-6/10	—	—	—	—	6/08-6/10	6/07-12/09
Preferred Securities(2)	35,000	—	—	—	—	—	35,000	—
Amounts available	—	—	—	—	—	—	—	—
Amounts outstanding	35,000	—	—	—	—	—	35,000	—
Average interest rate	7.68%	—	—	—	—	—	7.68%	—
Maturity	09/37	—	—	—	—	—	09/37	—
Lines of Credit	—	500,000	—	—	—	—	500,000	500,000
Amounts undisbursed	—	95,756	—	—	—	—	95,756	151,251
Amounts outstanding	—	404,244	—	—	—	—	404,244	348,749
Average interest rate	—	5.94%	—	—	—	—	5.94%	5.52%
Maturity	—	9/08-12/09	—	—	—	—	9/08-12/09	9/08-12/09
Margin loan	—	—	—	—	—	—	—	13,927
Average interest rate	—%	—	—	—	—	—	—%	6.19%
Maturity	N/A	—	—	—	—	—	N/A	N/A
SBA debentures	—	—	46,750	—	50,000	—	96,750	96,750
Amounts undisbursed	—	—	13,500	—	6,000	—	19,500	19,500
Amounts outstanding	—	—	33,250	—	44,000	—	77,250	77,250
Average interest rate	—	—	6.02%	—	6.08%	—	6.05%	6.05%
Maturity	—	—	9/11-9/15	—	9/11-3/16	—	9/11-3/16	9/11-3/16

Total cash and amounts remaining undisbursed under credit facilities	$22,960	$119,262	$16,681	$2,136	$7,186	$—	$168,225	$201,575

Total debt outstanding	$49,750	$411,160	$33,250	$—	$44,000	$—	$538,160	$455,136

Including Medallion Bank
Cash	—	—	—	—	—	$1,881	$1,881	$14,699
Certificates of deposit	—	—	—	—	—	278,837	278,837	261,484
Average interest rate	—	—	—	—	—	4.91%	4.91%	4.36%
Maturity	—	—	—	—	—	10/7-10/10	10/7-10/10	01/07-10/10

Total cash and amounts remaining undisbursed under credit facilities	$22,960	$119,262	$16,681	$2,136	$7,186	$1,881	$170,106	$216,274

Total debt outstanding	$49,750	$411,160	$33,250	$—	$44,000	$278,837	$816,997	$716,620

(1)	In September 2007, MFC entered into a $10,000 revolving note agreement with Citibank that matures on June 30, 2008. In March 2007, we amended our revolving secured line of credit with Atlantic Bank, a division of New York Commercial Bank, to increase the line from $6,000 to $8,000.
(2)	In September 2007, the Company under its new Trust “Fin Trust” issued and sold $35,000 of Preferred Securities (Securities) to Merrill Lynch. The Securities bear interest at a fixed rate of 7.68% through September 2012, and thereafter, at a variable rate of 90 day LIBOR plus 2.125%. The Securities mature in September 2037.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition. We believe that our credit facilities with Merrill Lynch and Citibank, deposits generated at Medallion Bank, other borrowing arrangements, and cash flow from operations (after distributions to shareholders) will be adequate to fund the continuing operations of our loan portfolio. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which includes an amendment to SFAS No. 115. This statement permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. This statement is effective for fiscal years beginning after November 15, 2007. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance, any adjustments to amounts recognized in accumulated other comprehensive income. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006 and not before June 16, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes.” The interpretation sets a recognition threshold and measurement attribute for recognizing tax positions in a company’s financial statements based on a determination whether it is likely or not that the tax position would withstand a tax audit, without regard for the likelihood of a tax audit taking place. Assuming a position meets the “more-likely-than-not” threshold, the interpretation also prescribes a measurement attribute requiring determination of how much of the tax position would ultimately be allowed if challenged. The interpretation is effective for fiscal years beginning after December 15, 2007. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of November 7, 2007, there were approximately 120 holders of record of the Company’s common stock.

On November 7, 2007, the last reported sale price of our common stock was $10.00 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2007	DIVIDENDS DECLARED	HIGH	LOW
Third Quarter	$0.19	$12.00	$10.39
Second Quarter	0.19	12.43	11.15
First Quarter	0.19	12.34	10.80
2006
Fourth Quarter	$0.19	$12.52	$11.17
Third Quarter	0.18	13.43	10.67
Second Quarter	0.17	13.74	12.74
First Quarter	0.16	13.55	11.12

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through September 30, 2007 (1)	—	—	—	7,720,523

Total	1,353,233	9.07	1,353,233	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires after a certain number of days, except in certain cases where it is extended through completion of the authorized amounts. In April 2007, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than May 2007, and were to conclude 180 days after the commencement of the purchases. There were no repurchases made during the 2007 nine months ended September 30, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934.

Based on our evaluation as of September 30, 2007, the material weakness in internal control over financial reporting described in Item 9A entitled CONTROLS AND PROCEDURES of the Annual Report on Form 10-K for the year ended December 31, 2006 is in the process of remediation.

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

Since the inception of Medallion Bank, we have historically consolidated the financial position and results of operations of Medallion Bank with those of our own. We did so in reliance upon a letter from the staff of the SEC permitting such consolidation. During August 2006, we filed the initial registration statement related to an offering of common stock which the SEC staff reviewed and on which they provided comments, including the appropriateness of consolidating the accounts of Medallion Bank which have evolved since 2004. Based on several discussions with the SEC; our management, Audit Committee, and Board of Directors have determined, and our auditors have concurred, that we should no longer consolidate Medallion Bank in reliance upon the SEC letter, and have determined, and our auditors have concurred, that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly we have adopted the retrospective treatment provided for in that statement, including for any interim periods presented. Based on the available facts, and after due investigation, we believe we relied upon the no-action letter in good faith and with a reasonable basis for such reliance and we have articulated these facts to the SEC. After reviewing our response, the SEC has indicated it has no further comments regarding the consolidation of Medallion Bank, but they have not formally concurred with our conclusion. We cannot assure you that the SEC or any other regulatory agency may not come to a different conclusion than ours. Such a different conclusion could result in our having to restate our financial statements.

We have a material weakness in internal control over financial reporting.

Management has identified a material weakness in our internal control over financial reporting for the year ended December 31, 2006 relating to the documentation and oversight of the monitoring of certain loans and/or investments included in the portfolio of one of our subsidiaries, Medallion Capital. Although we are taking corrective action, we have not yet completed our remediation of the material weakness. Although we believe that the consolidated financial statements included in this prospectus present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to remediate this material weakness or any material weakness which may arise in the future could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404.

We are dependent upon our key investment personnel for our future success.

We depend on the diligence, skill, and network of business contacts of the investment professionals we employ for sourcing, evaluating, negotiating, structuring, and monitoring our investments. Our future success will also depend, to a significant extent, on the continued service and coordination of our senior management team, particularly, Alvin Murstein, our Chairman and Chief Executive Officer, Andrew M. Murstein, our President, and Larry D. Hall, our Chief Financial Officer. The departure of Messrs. Murstein or Mr. Hall, or any member of our senior management team, could have a material adverse effect on our ability to achieve our investment objective.

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

At the end of each fiscal quarter, we may take proactive steps to prospectively preserve investment flexibility in the next quarter which is assessed against our total assets at our most recent quarter end. We can accomplish this in many ways including purchasing US Treasury bills or other investment-grade debt securities, and closing out our position on a net cash basis subsequent to quarter end However, if such proactive measures are ineffective and our primary investments are deemed not to be qualifying assets, we could be deemed in violation of the 1940 Act, which could have a material effect on our business.

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

To qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities, other than US government securities or securities of other RICs, of any one issuer. As of September 30, 2007, our two largest investments subject to this test were our investments in Medallion Bank, representing 23% of our RIC assets, and our investment in Medallion Business Credit, representing 4% of our RIC assets. We will continue to monitor the levels of these and any other investment concentrations in conjunction with the diversification tests.

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

As of September 30, 2007, we had approximately $538,160,000 of outstanding indebtedness, which had a weighted average borrowing cost of 6.11% at September 30, 2007, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $278,837,000 of outstanding indebtedness at a weighted average borrowing cost of 4.91%.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make dividend payments and other distributions to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. Furthermore, as a condition of its approval by its regulators, Medallion Bank is required to maintain a 15% capital ratio, which may inhibit its ability to declare and pay dividends.

Medallion Bank’s use of brokered deposit sources for its deposit-gathering activities may not be available when needed.

Medallion Bank relies on the established brokered deposit market to originate deposits to fund its operations. While Medallion Bank has developed contractual relationships with a diversified group of investment brokers, and the brokered deposit market is well developed and utilized by many banking institutions, conditions could change that might affect the availability of deposits. If the capital levels at Medallion Bank fall below the “well-capitalized” level, or if Medallion Bank experiences a period of sustained operating losses, the cost of attracting deposits from the brokered deposit market could increase significantly, and the ability of Medallion Bank to raise deposits from this source could be impaired. Medallion Bank’s ability to manage its growth to stay within the “well-capitalized” level, and the capital level currently required by the FDIC, which is also considerably higher than the level required to be classified as “well-capitalized”, is critical to Medallion Bank’s retaining open access to this funding source.

A decrease in prevailing interest rates may lead to more loan prepayments, which could adversely affect our business.

Our borrowers generally have the right to prepay their loans upon payment of a fee ranging from 30 to 120 days interest for standard commodity loans, and for higher amounts, as negotiated, for larger more custom loan arrangements. A borrower is likely to exercise prepayment rights at a time when the interest rate payable on the borrower’s loan is high relative to prevailing interest rates. In a lower interest rate environment, we will have difficulty re-lending prepaid funds at comparable rates, which may reduce the net interest income that we receive. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if a substantial number of our portfolio companies elect to prepay amounts owed to us and we are not able to reinvest the proceeds for comparable yields in a timely fashion. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our management and approved by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of September 30, 2007, our net unrealized depreciation on investments other than in controlled subsidiaries and foreclosed properties was approximately $1,492,000 or 0.23% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have negatively impacted net increase in net assets resulting from operations as of September 30, 2007 by approximately $19,000 on an annualized basis, compared to a positive impact of $399,000 at December 31, 2006, and the impact of such an immediate increase of 1% over a one year period would have been ($2,869,000) at September 30, 2007 compared to ($2,334,000) at December 31, 2006. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the US or US businesses. Such attacks or armed conflicts in the US or elsewhere may impact the businesses in which we invest directly, or indirectly by undermining economic conditions in the United States. In addition, a substantial portion of our business is focused in the New York City metropolitan area, which suffered a terrorist attack in 2001. Another terrorist attack in New York City could severely impact our results of operations. Losses resulting from terrorist attacks are generally uninsurable.

Our financial condition and results of operations will depend on our ability to manage growth effectively.

Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our management team’s ability to identify, evaluate, and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of September 30, 2007, investments in New York City taxi medallion loans represented approximately 79% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

An economic downturn could result in certain of our commercial and consumer loan customers experiencing declines in business activities and/or personal resources, which could lead to difficulties in their servicing of their loans with us, and increasing the level of delinquencies, defaults, and loan losses in our commercial and consumer loan portfolios.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $600,000 for corporate medallions and over $425,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2005, the value of New York City taxicab medallions increased by approximately 21% for individual medallions and 53% for corporate medallions.

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

Consumer lending by Medallion Bank carries a higher risk of loss and could be adversely affected by an economic downturn.

The 2004 acquisition of our consumer loan portfolio, and the subsequent commencement of lending operations in this line of business, represents an entry into the relatively new market of consumer lending for us. Although the purchased portfolio was seasoned, and Medallion Bank’s management has considerable experience in originating and managing consumer loans, we cannot assure you that these loans will perform at their historical levels as expected under Medallion Bank’s management.

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

Our investment in a special purpose acquisition company, or SPAC, may be subject to forfeit.

We have filed a registration statement on Form S-1 for the initial public offering of units in a SPAC. The SPAC has 24 months from the date of its prospectus to complete a business combination. If the SPAC fails to consummate a business combination within the required time frame, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets. We own shares of the common stock of the SPAC that were issued prior to the SPAC’s offering, but we have waived our right to receive distributions with respect to those shares upon the liquidation of the SPAC. Additionally, we have agreed to purchase warrants directly from the SPAC in a private placement prior to the effective date of the SPAC’s prospectus. Upon consummation of the SPAC’s offering, we will own approximately 18.1% of the SPAC’s issued and outstanding common stock. If the SPAC does not consummate a business combination within the required time frame, we will not receive a return on our investment and we will lose our investment.

We will also agree to indemnify the SPAC upon the SPAC’s liquidation for all claims of any vendors, service providers, or other entities that are owed money by the SPAC for services rendered, or contracted for, or products sold to the SPAC, or the claims of any target businesses to the extent that the SPAC fails to obtain valid and enforceable waivers from such vendors, service providers, prospective target businesses, or other entities in order to protect the amounts held in the SPAC’s trust account. In the event of a liquidation of the SPAC, we may not only lose the amount of capital we invested in the SPAC, but we may also be liable to the SPAC under those indemnification obligations.

While we believe that the SPAC is an eligible portfolio company prior to a business combination by the SPAC, we cannot assure you that the SEC or a court would not take a contrary view or that we can maintain our control following a business combination.

As a business development company we are required to invest at least 70% of our total assets in qualifying assets which include eligible portfolio companies. One of they ways in which we can treat an investment as an investment in an eligible portfolio company is if we control such entity. Under the 1940 Act, control is defined as the power to exercise a controlling influence over such company’s management or policies. Although control does not require ownership of a particular percentage of securities, the 1940 Act contains a rebuttable presumption that a party who owns 25% or more of the voting securities of a company has control over such company. While we believe, prior to a business combination by the SPAC, that we control the SPAC and that the SPAC is therefore an eligible portfolio company, we cannot assure you that the SEC or a court would not take a contrary view or that we can maintain our control following a business combination.

We have paid expenses relating to the SPAC for which we may not be reimbursed.

Pursuant to a consulting agreement between us and ProEminent Sports, LLC, Tony Tavares acts as a consultant to us for sports related investments and, included within the scope of his duties, is his service to the SPAC. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as Chief Executive Officer of the SPAC, review and comment on the SPAC’s prospectus, and help define the SPAC’s scope of business. Following consummation of the SPAC’s offering, Mr. Tavares has agreed to help the SPAC identify a target business, perform due diligence on the proposed target, and negotiate and consummate a business combination with such a target business. Following a business combination, in the event Mr. Tavares is not offered employment with the SPAC or a board position with the SPAC, we have agreed to continue the consulting arrangement for at least an additional twelve months. For the services rendered by ProEminent Sports, LLC to us, we pay ProEminent Sports a monthly fee of $20,000. The SPAC’s advisors, Robert Caporale and Randel E. Vataha, are Chairman and President, respectively, and each own 50% of, the membership interests of Game Plan LLC. We are also a party to an agreement with Game Plan LLC pursuant to which Game Plan LLC will provide certain consulting services to us and to the SPAC, including advising the SPAC in identifying a target business. Following consummation of the SPAC’s offering, Game Plan LLC has agreed to help the SPAC identify a target business, perform due diligence on the proposed target, and negotiate and consummate a business combination with such a target business. For the services rendered by Game Plan to us, we pay Game Plan a monthly fee of $10,000. The fees paid by us pursuant to the consulting agreements are solely borne by us and will not be reimbursed by the SPAC from the proceeds of the offering.

We have advanced an aggregate of approximately $352,000 to the SPAC as of the effective date of the SPAC’s registration statement to cover expenses related to the SPAC’s offering, such as SEC registration fees, FINRA registration fees, AMEX listing fees, and legal and accounting fees and expenses. We have also loaned the SPAC an additional $200,000 to cover additional operating expenses. The loan will be payable without interest on the earlier of September 4, 2008 or the consummation of the SPAC’s offering. The SPAC intends to repay this loan from the proceeds of the SPAC’s offering not being placed in trust, but if the offering is not consummated we will not be reimbursed for these expenses.

We may be required to purchase additional shares of the SPAC’s common stock in connection with a business combination.

We will agree to enter into an agreement with Banc of America Securities LLC pursuant to which we will place limit orders for up to $10,000,000 of the SPAC’s common stock commencing on the later of ten business days after the SPAC files its Current Report on Form 8-K announcing its execution of a definitive agreement for an initial business combination and 60 days after termination of the “restricted period” in connection with the SPAC’s offering under Regulation M of the Exchange Act and ending on the business day immediately preceding the record date for the meeting of stockholders at which such initial business combination is to be approved. The limit orders will require us to purchase any of the SPAC’s shares of common stock offered for sale below a price equal to the per share value of the SPAC’s trust account as of the date of its most recent annual report on Form 10-K or quarterly report on Form 10-Q, as applicable, filed prior to such purchase. We have agreed to vote all shares of common stock purchased pursuant to such limit orders in favor of the SPAC’s initial business combination. We will not be permitted to exercise conversion rights with respect to these shares but we will participate in any liquidation distribution with respect to any shares of common stock purchased pursuant to such limit orders. We have agreed that we will not sell or transfer any shares of common stock purchased by us pursuant to this agreement until 180 days after the SPAC has completed an initial business combination.

If the SPAC is successful in consummating a business combination, we will face restrictions limiting our ability to liquidate our SPAC common stock.

The privately issued shares and warrants will be placed in escrow and not released to us before one year from the business combination, except in very limited circumstances. In addition, the privately issued shares and warrants will become freely tradable only after they are registered pursuant to an effective registration statement. We have further agreed that we will not sell or transfer any shares of the SPAC’s common stock purchased by us pursuant to our limit order agreement with Banc of America Securities LLC until 180 days after the SPAC has completed a business combination.

Our executive officers and directors may allocate some portion of their time to the business of the SPAC, which may create conflicts of interest.

Our investment in the SPAC may create conflicts of interest. Andrew M. Murstein, our President and a director, serves as the Vice Chairman and Secretary of the SPAC. Larry D. Hall, our Chief Financial Officer, serves as the Chief Financial Officer of the SPAC. Henry L. Aaron and Mario M. Cuomo serve as our directors and as directors of the SPAC. Prior to the effective date of the SPAC’s prospectus, Messrs. Murstein, Hall, Aaron, and Cuomo will enter into an agreement with the SPAC and with the SPAC’s underwriter(s) whereby they will agree to present to the SPAC, prior to presentation to any other person or entity, opportunities to acquire entities, until the earlier of the SPAC’s consummation of a business combination, the SPAC’s liquidation or until such time as they cease to be an officer or director of the SPAC, subject to any pre-existing fiduciary or contractual obligation they have. We will also enter into an agreement with the SPAC and with the SPAC’s underwriter(s) whereby we will agree to present to the SPAC, prior to our own consideration or presentation to any other person or entity, opportunities to acquire entities in the sports, leisure, or entertainment industries that, in our reasonable discretion, have a value equal to or exceeding 80% of the SPAC’s total assets held in trust, which are currently estimated at more than $180,000,000, at the time that we become aware of such opportunity.

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

MEDALLION FINANCIAL CORP.

Date:	November 8, 2007

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant as principal financial and accounting officer.