Form 10-K
period 2007-12-31
MEDALLION FINANCIAL CORP
filed 2008-03-13
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2007 (the last business day of the registrant’s most recently completed second quarter) was $11.83.

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of March 11, 2008 was, 17,488,174.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2007, are incorporated by reference into Part III of this form 10-K

MEDALLION FINANCIAL CORP.

2007 FORM 10-K ANNUAL REPORT

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

We, Medallion Financial Corp. or the Company, are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, and trailers. Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can become an industry leader. Our investment objectives are to provide a high level of distributable income, consistent with the preservation of capital, as well as long-term growth of net asset value and our stock price. We also provide other debt, mezzanine, and equity investment capital to companies in a variety of industries, consistent with our investment objectives. For additional information about our business and operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 13%, and our commercial loan portfolio at a compound annual growth rate of 7% (14% for both portfolios on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 20%. Total assets under our management, which includes assets serviced for third party investors and managed by unconsolidated portfolio companies, were approximately $1,017,433,000 as of December 31, 2007 and $907,133,000 as of December 31, 2006, and have grown at a compound annual growth rate of 15% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $118,249,000 or $7.77 per share.

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

We also conduct business through our asset-based lending division, Medallion Business Credit, an originator of loans to small businesses for the purpose of financing inventory and receivables, which prior to December 31, 2007, was a wholly-owned investment company subsidiary. On December 31, 2007, Medallion Business Credit was merged into us and ceased to exist as a separate legal entity.

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank provides us with our lowest costs of funds which it raises through bank certificates of deposits issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are serviced by us. We earn referral and servicing fees for these activities.

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

During August 2006, we filed a registration statement on Form N-2 which the SEC staff reviewed and on which they provided comments, including those relating to the consolidation of the accounts of Medallion Bank which have evolved since 2004. Based on discussions with the SEC staff, we determined during the 2006 fourth quarter to voluntarily not consolidate Medallion Bank and present Medallion Bank as a portfolio company. We determined that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly we retrospectively applied this change to the financial statements of all prior periods presented, including previously issued interim periods presented, included in our 2006 Form 10-K. The effect of this retrospective application was to present our financial position and results of operations as if Medallion Bank had not been consolidated for all periods presented and to present Medallion Bank as an unconsolidated portfolio investment. Although this created changes in the reported levels of assets, liabilities, revenues, and expenses, our net increase in net assets resulting from operations, shareholders’ equity, and the related amounts per common share were unchanged.

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

Our Market

We provide loans to individuals and small to mid-size businesses, both directly through our investment company subsidiaries and also through Medallion Bank, in three primary markets:

•	loans that finance taxicab medallions;

•	loans that finance commercial businesses; and

•	loans that finance consumer purchases of recreational vehicles, boats, and trailers.

The following chart shows the components of our $934,955,000 managed net investment portfolio as of December 31, 2007.

(Dollars in thousands)	On-Balance Sheet	Off-Balance Sheet (1)	Total Managed Investments
Medallion loans	$498,883	$87,615	$586,498
Commercial loans	91,782	87,844	179,626
Consumer loans	—	138,446	138,446
Investment securities	—	21,838	21,838
Equity investments	4,880	—	4,880
Investments in Medallion Bank and other controlled subsidiaries	57,501	(53,834)	3,667

Net investment portfolio	$653,046	$281,909	$934,955

(1)	Off-balance sheet investments are those owned by our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank.

Medallion Loans

Taxi medallion loans of $498,883,000 comprised 76% of our $653,046,000 net investment portfolio as of December 31, 2007, compared to $428,249,000 or 72% of our $592,933,000 net investment portfolio as of December 31, 2006. Managed taxi medallion loans of $586,498,000 comprised 63% of our $934,955,000 managed net investment portfolio as of December 31, 2007, compared to $522,193,000 or 63% of our $833,639,000 managed net investment portfolio as of December 31, 2006. Including loans to unaffiliated investors, the total amount of medallion loans under our management was $590,941,000 as of December 31, 2007, compared to $527,976,000 as of December 31, 2006. Since 1979, we and Medallion Bank have originated, on a combined basis, approximately

$1,159,002,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. In addition, our management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services, dating back to 1956.

Medallion loans collateralized by New York City taxicab medallions and related assets comprised approximately 80% of the value of the medallion loan portfolio as of December 31, 2007 and 79% of the value of the medallion loan portfolio as of December 31, 2006, and were 83% and 82% on a managed basis. The New York City Taxi and Limousine Commission, or TLC, estimates that the total value of all of New York City taxicab medallions and related assets exceeded $7.2 billion as of December 31, 2007. We estimate that the total value of all taxicab medallions and related assets in the US exceeded $8.8 billion as of December 31, 2007.

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

The following table displays information on managed medallion loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2007. For a presentation of only the consolidated on-balance sheet medallion loans, see the Consolidated Schedule of Investments in the consolidated financial statements on page F-31.

(Dollars in thousands)	# of Loans	% of Medallion Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed medallion loans
New York	1,369	83%	6.87%	$485,626
Chicago	298	6	7.43	33,877
Boston	165	5	8.42	32,753
Newark	169	4	8.38	22,927
Cambridge	26	1	8.38	5,243
Other	33	1	7.59	5,587

Total managed medallion loans	2,060	100%	7.07	586,013

Deferred loan acquisition costs				892
Unrealized depreciation on loans				(407)

Net managed medallion loans				$586,498

(1)	Based on principal balance outstanding.
(2)	Based on the contractual adjustable or fixed rates of the portfolios at December 31, 2007.

The New York City Market. A New York City taxicab medallion is the only permitted license to operate a taxicab and accept street hails in New York City. As reported by the TLC, individual (owner-driver) medallions sold for approximately $426,000 and corporate medallions sold for approximately $600,000 as of December 31, 2007. The number of taxicab medallions is limited by law, and as a result of the limited supply of medallions, an active market for medallions has developed. The law limiting the number of medallions also stipulates that the ownership for the 13,000 medallions outstanding as of December 31, 2007 shall remain divided into 5,571 individual medallions and 7,429 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses, leased to drivers, and operated for more than one shift. New York City auctioned 600 additional medallions during 2004 and auctioned an additional 308 medallions during 2006. The medallions auctioned in 2006 were restricted to hybrid fuel vehicles and wheelchair accessible vehicles. In addition, New York City auctioned an additional 63 medallions for wheelchair accessible vehicles in 2007. New York City announced a 25% fare hike to support the increased level of medallions, which took effect in the 2004 second quarter. The results of the auctions held were highly successful with a large number of bids received, and record-setting medallion values established, with corporate hybrid medallions alone garnering a minimum acceptable bid of $500,000.

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

Most New York City medallion transfers are handled through approximately 22 medallion brokers licensed by the TLC. In addition to brokering medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. We have excellent relations with many of the most active brokers, and regularly receive referrals from them. Brokers generated 47% of the loans originated during 2007, and 25% for 2006. However, we receive most of our referrals from a small number of brokers.

The Chicago Market. We estimate that Chicago medallions currently sell for approximately $100,000 as of December 31, 2007. Pursuant to a municipal ordinance, the number of outstanding medallions is currently capped at 6,950. We estimate that the total value of all Chicago medallions and related assets is over $751,000,000 as of December 31, 2007.

The Boston Market. We estimate that Boston medallions currently sell for approximately $376,500 as of December 31, 2007. The number of Boston medallions is currently capped at 1,825. We estimate that the total value of all Boston medallions and related assets is over $592,000,000 as of December 31, 2007.

The Newark Market. We estimate that Newark medallions currently sell for approximately $330,000 as of December 31, 2007. The number of Newark medallions has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $201,000,000 as of December 31, 2007.

The Cambridge Market. We estimate that Cambridge medallions currently sell for approximately $377,500 as of December 31, 2007. The number of Cambridge medallions has been limited to 255 since 1945 by a Cambridge city ordinance. We estimate that the total value of all Cambridge medallions and related assets is over $98,000,000 as of December 31, 2007.

Commercial Loans

Commercial loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business in 1987 through December 31, 2007, we and Medallion Bank have originated more than 10,146 commercial loans for an aggregate principal amount of approximately $755,484,000. Commercial loans of $91,782,000 comprised 14% of our $653,046,000 net investment portfolio as of December 31, 2007, compared to $88,207,000 or 15% of our $592,933,000 net investment portfolio as of December 31, 2006. Managed commercial loans of $179,626,000 comprised 19% of our $934,955,000 net investment portfolio as of December 31, 2007, compared to $148,444,000 or 18% of our $833,639,000 managed net investment portfolio as of December 31, 2006. We have increased our commercial loan activity in recent years, primarily because of the attractive higher yielding, floating rate nature of most of this business. The outstanding balances of managed commercial loans have grown at a compound annual rate of 14% since 1996. The increase since 1996 has been primarily driven by internal growth through the origination of additional commercial loans. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, a wider geographic area of coverage, and by expanding targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 487 basis points over the prevailing prime rate. As with medallion loans, the vast majority of the principals of borrowers personally guarantee commercial loans. The aggregate realized loss of principal on managed commercial loans has averaged 2.48% per annum for the last five years.

The following table displays information on managed commercial loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2007. For a presentation of only the consolidated on-balance sheet commercial loans, see the Consolidated Schedule of Investments in the consolidated financial statements on page F-31.

(Dollars in thousands)	# of Loans	% of Commercial Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed commercial loans
Asset-based	86	49%	9.15%	$92,800
Secured mezzanine	37	32	14.19	59,152
Other secured commercial	408	19	8.93	35,110

Total managed commercial loans	531	100%	10.70	187,062

Deferred loan acquisition costs				164
Unrealized depreciation on loans				(7,600)

Net managed commercial loans				$179,626

(1)	Based on principal balance outstanding
(2)	Based on the contractual rates of the portfolios at December 31, 2007.

Asset Based Loans. Through our Medallion Business Credit division, we originate, manage, and service asset-based loans to small businesses which require working capital credit facilities ranging from $500,000 to $8,000,000. Medallion Business Credit frequently refers a portion of its potential commercial loans to Medallion Bank to originate, so that we can benefit from Medallion

Bank’s lower cost of funds. Additionally, from time to time, Medallion Business Credit also sells and purchases loan participations from independent third parties. Together, these loans represent approximately 49% of the managed commercial loan portfolio as of December 31, 2007 and 50% as of December 31, 2006. The credit facilities are secured principally by the borrower’s accounts receivable, but may also be secured by inventory, machinery, equipment, and/or real estate, and are personally guaranteed by the principals. Currently, our clients are mostly located in the New York metropolitan area and include manufacturers, distributors, and service organizations. We had successfully established 41 credit lines as of December 31, 2007.

Secured Mezzanine Loans. Through our subsidiary Medallion Capital, we originate both senior and subordinated loans nationwide to businesses in a variety of industries, including manufacturing, accommodation and food service operations, and various service providers, about half of which are located in the upper Midwest and Great Lakes region, with the rest scattered across the country. These loans are primarily secured by a second position on all assets of the businesses, generally range from $1,000,000 to $5,000,000, and represent approximately 32% of our managed commercial loan portfolio as of December 31, 2007, and 35% as of December 31, 2006. Frequently, we receive warrants to purchase an equity interest in the borrowers of secured mezzanine loans.

Other Secured Commercial Loans. We originate other commercial loans that are not concentrated in any particular industry. These loans represented approximately 19% of the managed commercial loan portfolio as of December 31, 2007, and 15% as of December 31, 2006. Historically, this portfolio had consisted of fixed-rate loans, but much of the business originated over the last five years has been at adjustable interest rates, generally repricing on their anniversary date. Borrowers include food service, real estate, retail establishments, and other service providers.

SBA Section 7(a) Loans. Through our subsidiary Business Lenders, we originated loans under the Section 7(a) program of the SBA. On October 17, 2005, we sold substantially all of the assets of Business Lenders to a subsidiary of Merrill Lynch.

Consumer Loans

Consumer loans are originated by Medallion Bank, a wholly-owned, unconsolidated portfolio company. Consumer loans of $138,446,000 comprised 15% of our $934,955,000 managed net investment portfolio as of December 31, 2007 and consumer loans of $111,799,000 comprised 13% of our $833,639,000 managed net investment portfolio as of December 31, 2006. The loans are collateralized by recreational vehicles, boats, motorcycles, and trailers located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank. We believe that Medallion Bank’s consumer loan portfolio is of acceptable credit quality given the high interest rates earned on the loans, which compensate for the higher degree of credit risk in the portfolio.

Other

As a business development company, we also provide debt, mezzanine, and equity investment capital to companies in a variety of industries. These investments may be venture capital style investments which may not be fully collateralized. This is a small, but growing portion of our business.

Our Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Key elements of our strategy include:

Capitalize on our relationships with brokers and dealers. We are committed to establishing, building, and maintaining our relationships with our brokers and dealers. Our marketing efforts are focused on building relationships with brokers in the medallion market and dealers in the consumer market. We believe that our relationships with brokers and dealers provide us with, in addition to potential investment opportunities, other significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of broker and dealer relationships in our target market over the last 50 years. We believe that our management team’s relationships with these brokers and dealers have and will continue to provide us with significant investment opportunities. During 2007, approximately 58% of our originated investment transactions were generated by brokers and dealers.

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

Perform Strategic Acquisitions. In addition to increasing market share in existing lending markets and identifying new niches, we seek to acquire medallion financing businesses and related portfolios and specialty finance companies that make secured loans to small businesses which have experienced historically low loan losses similar to our own. Since our initial public offering in May 1996, eight specialty finance companies, four loan portfolios, and three taxicab rooftop advertising companies have been acquired. Our most recent acquisition was the purchase of a taxicab medallion loan portfolio by Medallion Funding and Medallion Bank in January 2006 for $35,703,000.

Investment Activity

The following table sets forth the components of investment activity in the managed investment portfolio for the periods indicated.

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Net investments at beginning of year	$833,639	$722,748	$643,168
Investments originated	455,325	434,627	337,886
Repayments of investments	(342,102)	(358,898)	(225,513)
Net increase in unrealized depreciation (1)	(13,005)	(1,671)	(6,559)
Net realized gains (losses) on investments (2)	8,268	6,273	1,243
Transfers to other assets/liabilities	(5,392)	(3,664)	(7,012)
Amortization of origination costs	(1,778)	(1,479)	(1,936)
Purchase of Banco Popular medallion loan portfolio	—	35,703	—
Cash received for sold Business Lenders SBA Section 7(a) loans	—	—	(19,414)
Realized gains on sales of loans	—	—	885

Net increase in investments	101,316	110,891	79,580

Net investments at end of year	$934,955	$833,639	$722,748

(1)

Excludes net unrealized appreciation (depreciation) of $6,740, $921, and ($1,123) for the years ended December 31, 2007, 2006, and 2005, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

(2)

Excludes net realized gains of $1,336, $4, and $0 for the years ended December 31, 2007, 2006, and 2005, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet, and $700,000 for the year ended December 31, 2007 related to the retirement of trust preferred securities.

Investment Characteristics

Medallion Loans. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets (vehicles, meters, and the like). The portfolio was originated at an approximate loan-to-value ratio range of 80-90%. We estimate that the average loan-to-value ratio of all of the medallion loans was approximately 54% as of December 31, 2007. In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

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

Commercial Loans. We have originated commercial loans in principal amounts ranging from $50,000 to approximately $8,000,000. These loans are generally retained and typically have maturities ranging from one to ten years and require equal monthly payments covering accrued interest and amortization of principal over a four to five year term. Substantially all loans may be prepaid with a fee ranging from 30 to 120 days’ interest. The term of, and interest rate charged on, certain of our outstanding loans are subject to SBA regulations. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%. Unlike medallion loans, for which competition precludes us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans. We believe that the increased yield on commercial loans compensates for their higher risk relative to medallion loans and further illustrates the benefits of diversification.

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

Marketing, Origination, and Loan Approval Process

We employ 23 loan originators to originate medallion, commercial, and consumer loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each medallion and commercial loan applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds. Senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans must be approved by the chief executive officer and/or the chief credit officer. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms. Consumer loans are primarily sourced through relationships which have been established with recreational vehicle and boat dealers throughout our market area.

Sources of Funds

We have historically funded our lending operations primarily through credit facilities with bank syndicates and, to a lesser degree, through equity or debt offerings or private placements, and fixed-rate, senior secured notes and long-term subordinated debentures issued to or guaranteed by the SBA. Since the inception of Medallion Bank, substantially all of Medallion Bank’s funding has been provided by FDIC insured brokered certificates of deposit. The determination of funding sources is established by our management, based upon an analysis of the respective financial and other costs and burdens associated with funding sources. Our funding strategy and interest rate risk management strategy is to have the proper structuring of debt to minimize both rate and maturity risk, while maximizing returns with the lowest cost of funding over an intermediate period of time.

The table below summarizes our cash levels and borrowings as of December 31, 2007, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2007. See notes 4 and 5 to the consolidated financial statements for additional information about each credit facility.

Consolidated Sources of Funds (Dollars in thousands)	Total
Cash	$33,454
Bank loans	38,000
Amounts undisbursed	24,000
Amounts outstanding	20,850
Average interest rate	6.81%
Maturity	6/08-6/10
Preferred securities	33,000
Average interest rate	7.68%
Maturity	9/37
Lines of credit	$625,000
Amounts undisbursed	213,551
Amounts outstanding	411,449
Average interest rate	5.58%
Maturity	9/08-12/09
Margin loan	—
Average interest rate	—
Maturity	N/A
SBA debentures	$96,750
Amounts undisbursed	19,500
Amounts outstanding	77,250
Average interest rate	6.05%
Maturity	9/11-3/16

Total cash and amounts remaining undisbursed under credit facilities	$290,505

Total debt outstanding	$542,549

Medallion Bank Sources of Funds

Cash	$17,025
Deposits	$299,083
Average Interest Rate	4.85%
Maturity	1/08-10/10

Total cash and amounts remaining undisbursed under credit facilities, including Medallion Bank	$307,530

Total debt outstanding, including Medallion Bank	$841,632

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

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussion of our funding sources and asset liability management strategy, see Asset/Liability Management on page 47.

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

Employees

As of December 31, 2007 we employed 118 persons, including 28 at our Medallion Bank subsidiary. We believe that relations with all of our employees are good.

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

A shareholder generally will recognize taxable gain or loss if the shareholder sells or otherwise disposes of his, her, or its shares of our common stock. Any gain arising from such sale or disposition generally will be treated as capital gain or loss if the shareholder has held his, her or its shares for more than one year. Otherwise, it would be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.

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

Managerial Assistance to Portfolio Companies

In addition, a business development company must have been organized and have its principal place of business in the US and must be operated for the purpose of making investments in the types of securities described in (1), (2), or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers, or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to full asset coverage requirements. In addition to the 1940 Act, we are subject to two exemptive orders which govern how we calculate our senior securities. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Relating to Our Business and Structure—Regulations governing our operation as a business development company will affect our ability to, and the way in which we raise additional capital.”

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

Under current SBA Regulations, the maximum rate of interest that Medallion Funding may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA Regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2007, the maximum rate of interest permitted on loans originated by the Medallion Funding, Medallion Capital, and Freshstart was 19%. As of December 31, 2007, our outstanding medallion loans had a weighted average rate of interest 7.13% and our outstanding commercial loans had a weighted average rate of interest of 12.12%. Current SBA regulations also require that each loan originated by an SBIC have a term of between one and 20 years; loans to disadvantaged businesses also may be for a minimum term of one year.

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

Since the inception of Medallion Bank, we have historically consolidated the financial position and results of operations of Medallion Bank with those of our own. We did so in reliance upon a letter from the staff of the SEC permitting such consolidation. During August 2006, we filed the initial registration statement related to an offering of common stock which the SEC staff reviewed and on which they provided comments, including the appropriateness of consolidating the accounts of Medallion Bank which have evolved since 2004. Based on several discussions with the SEC; our management, Audit Committee, and Board of Directors have determined, and our auditors have concurred, that we should no longer consolidate Medallion Bank in reliance upon the SEC letter, and have determined, and our auditors have concurred, that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly we adopted the retrospective treatment provided for in that statement, including for any interim periods presented, included in our 2006 Form 10-K. Based on the available facts, and after due investigation, we believe we relied upon the no-action letter in good faith and with a reasonable basis for such reliance and we have articulated these facts to the SEC. After reviewing our response, the SEC has indicated it has no further comments regarding the consolidation of Medallion Bank, but they have not formally concurred with our conclusion. We cannot assure you that the SEC or any other regulatory agency may not come to a different conclusion than ours. Such a different conclusion could result in our having to restate our financial statements.

We had a material weakness in internal control over financial reporting.

Management identified a material weakness in our internal control over financial reporting for the year ended December 31, 2006 relating to the documentation and oversight of the monitoring of certain of the loans and/or investments included in the portfolio of one of our subsidiaries, Medallion Capital, which was remediated during 2007, see “Item 9A. Controls and Procedures”. Although we believe that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP, we cannot assure you that material weaknesses in our internal control over financial reporting will not be identified in the future that could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404.

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

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets in qualifying assets, primarily in securities of “eligible portfolio companies” (as defined under the 1940 Act), cash, cash equivalents, US government securities, and other high quality debt investments that mature in one year or less. Our regulatory requirements may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. In addition, we rely upon several exemptive orders from the SEC permitting us to consolidate our financial reporting and operate our business as presently conducted. Our failure to satisfy the conditions set forth in those exemptive orders could result in our inability to rely upon such orders or to cause the SEC to revoke the orders which could result in material changes in our financial reporting or the way in which we conduct our business. Furthermore, any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. At December 31, 2007, approximately 24% of our total assets were non-qualifying assets. If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would further decrease our operating flexibility.

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

To qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities, other than US government securities or securities of other RICs, of any one issuer. As of December 31, 2007, our largest investment subject to this test was our investment in Medallion Bank, representing 23% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

As of December 31, 2007, we had approximately $542,549,000 of outstanding indebtedness, which had a weighted average borrowing cost of 5.83% at December 31, 2007, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $299,083,000 of outstanding indebtedness at a weighted average borrowing cost of 4.85%.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of December 31, 2007, our net unrealized depreciation on investments other than in controlled subsidiaries and foreclosed properties was approximately $3,727,000 or 0.57% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of December 31, 2007 by approximately $374,000 on an annualized basis, compared to a positive impact of $399,000 at December 31, 2006, and the impact of such an immediate increase of 1% over a one year period would have been ($2,895,000) at December 31, 2007 compared to ($2,334,000) at December 31, 2006. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Accomplishing this result on a cost-effective basis will be largely a function of our management team’s handling of the investment process, its ability to provide competent, attentive, and efficient services, and our access to financing on acceptable terms. In addition to monitoring the performance of our existing investments, members of our management team and our investment professionals may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. In order to grow, we will need to hire, train, supervise, and manage new employees. However, we cannot assure you that any such employees will contribute to the success of our business. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Relating to Our Investments

Lending to or investing in small businesses involves a high degree of risk and is highly speculative.

Lending to or investing in small businesses involves a high degree of business and financial risk, which can result in substantial losses and should be considered speculative. Our borrower base consists primarily of small business owners that may have limited resources and that are generally unable to obtain financing from traditional sources. There is generally no publicly available information about these small business owners, and we must rely on the diligence of our employees and agents to obtain information in connection with our credit decisions. In addition, these small businesses often do not have audited financial statements. Some smaller businesses have narrower product lines and market shares than their competition. Therefore, they may be more vulnerable to customer preferences, market conditions, or economic downturns, which may adversely affect the return on, or the recovery of, our investment in these businesses.

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations to us or by a downturn in the particular industry.

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of December 31, 2007, investments in New York City taxi medallion loans represented approximately 83% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

Changes in taxicab industry regulations that result in the issuance of additional medallions increases the expenses involved in operating a medallion could lead to a decrease in the value of our medallion loan collateral.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $600,000 for corporate medallions and over $426,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2006, the value of New York City taxicab medallions increased by approximately 4% for individual medallions and 14% for corporate medallions.

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

The 2004 acquisition of Medallion Bank’s consumer loan portfolio, and the subsequent commencement of lending operations in this line of business, represents an entry into the relatively new market of consumer lending for Medallion Bank. Although the purchased portfolio was seasoned, and Medallion Bank’s management has considerable experience in originating and managing consumer loans, we cannot assure you that these loans will perform at their historical levels as expected under Medallion Bank’s management.

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

We have an investment in a SPAC, Sports Properties Acquisition Corp., that consummated its initial public offering in January 2008. The SPAC has 24 months from the date of its prospectus to complete a business combination. If the SPAC fails to consummate a business combination within the required time frame, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets. We own shares of the common stock of the SPAC that were issued prior to the SPAC’s offering, but we have waived our right to receive distributions with respect to those shares upon the liquidation of the SPAC. Additionally, we purchased warrants directly from the SPAC in a private placement prior to the effective date of the SPAC’s prospectus. We own approximately 20% of the SPAC’s issued and outstanding common stock. If the SPAC does not consummate a business combination within the required time frame, we will not receive a return on our investment and we will lose our investment.

We have also agreed to indemnify the SPAC upon the SPAC’s liquidation for all claims of any providers of financing, vendors, service providers, or other entities that are owed money by the SPAC for services or financing provided or contracted for or products sold to the SPAC, or the claims of any target businesses, to the extent that the SPAC fails to obtain valid and enforceable waivers from such entities in order to protect the amounts held in the SPAC’s trust account. In the event of a liquidation of the SPAC, we may not only lose the amount of capital we invested in the SPAC, but we may also be liable to the SPAC under those indemnification obligations.

While we believe that the SPAC is an eligible portfolio company prior to a business combination by the SPAC, we cannot assure you that the SEC or a court would not take a contrary view, or that we can maintain our control following a business combination.

As a business development company we are required to invest at least 70% of our total assets in qualifying assets which include eligible portfolio companies. One of they ways in which we can treat an investment as an investment in an eligible portfolio company is if we control such entity. Under the 1940 Act, control is defined as the power to exercise a controlling influence over such company’s management or policies. Although control does not require ownership of a particular percentage of securities, the 1940 Act contains a rebuttable presumption that a party who owns 25% or more of the voting securities of a company has control over such company. While we believe, prior to a business combination by the SPAC, that we control the SPAC and that the SPAC is therefore an eligible portfolio company, we cannot assure you that the SEC or a court would not take a contrary view, or that we can maintain our control following a business combination.

We have paid expenses relating to the SPAC for which we will not be reimbursed.

Pursuant to a consulting agreement between us and ProEminent Sports, LLC, Tony Tavares acts as a consultant to us for sports related investments and, included within the scope of his duties, is his service to the SPAC. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as Chief Executive Officer of the SPAC, review and comment on the SPAC’s prospectus, and help define the SPAC’s scope of business. Following consummation of the SPAC’s offering, Mr. Tavares has agreed to help the SPAC identify a target business, perform due diligence on the proposed target, and negotiate and consummate a business combination with such a target business. Following a business combination, in the event Mr. Tavares is not offered employment with the SPAC or a board position with the SPAC, we have agreed to continue the consulting arrangement for at least an additional twelve months. For the services rendered by ProEminent Sports, LLC to us, we pay ProEminent Sports a monthly fee of $20,000. The SPAC’s advisors, Robert Caporale and Randel E. Vataha, are Chairman and President, respectively, and each own 50% of the membership interests of Game Plan LLC. We are also a party to an agreement with Game Plan LLC pursuant to which Game Plan LLC will provide certain consulting services to us and to the SPAC, including advising the SPAC in identifying a target business. Following consummation of the SPAC’s offering, Game Plan LLC has agreed to help the SPAC identify a target business, perform due diligence on the proposed target, and negotiate and consummate a business combination with such a target business. For the services rendered by Game Plan to us, we pay Game Plan a monthly fee of $10,000. The fees paid by us pursuant to the consulting agreements are solely borne by us and will not be reimbursed by the SPAC from the proceeds of the offering.

If the SPAC is successful in consummating a business combination, we will face restrictions limiting our ability to liquidate our SPAC common stock.

The privately issued shares and warrants we purchased have been placed in escrow and will not be released to us before one year from the business combination, except in very limited circumstances. In addition, the privately issued shares and warrants will become freely tradable only after they are registered pursuant to an effective registration statement. We have further agreed that we will not sell or transfer any shares of the SPAC’s common stock purchased by us in the open market, if any, until 180 days after the SPAC has completed a business combination.

Our executive officers and directors may allocate some portion of their time to the business of the SPAC, which may create conflicts of interest.

Our investment in the SPAC may create conflicts of interest. Andrew M. Murstein, our President and a director, serves as the Vice Chairman and Secretary of the SPAC. Larry D. Hall, our Chief Financial Officer, serves as the Chief Financial Officer of the SPAC. Henry L. Aaron and Mario M. Cuomo serve as our directors and as directors of the SPAC. Prior to the effective date of the SPAC’s prospectus, Messrs. Murstein, Hall, Aaron, and Cuomo will enter into an agreement with the SPAC and with the SPAC’s underwriter(s) whereby they will agree to present to the SPAC, prior to presentation to any other person or entity, opportunities to acquire entities, until the earlier of the SPAC’s consummation of a business combination, the SPAC’s liquidation or until such time as they cease to be an officer or director of the SPAC, subject to any pre-existing fiduciary or contractual obligation they have. We will also enter into an agreement with the SPAC and with the SPAC’s underwriter(s) whereby we will agree to present to the SPAC, prior to our own consideration or presentation to any other person or entity, opportunities to acquire entities in the sports, leisure, or entertainment industries that, in our reasonable discretion, have a value equal to or exceeding $160,000,000, which constitutes at least 80% of the SPAC’s total assets held in trust, at the time that we become aware of such opportunity.

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

No matters were submitted to a vote of security holders during the 2007 fourth quarter.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of March 11, 2008, there were approximately 118 holders of record of the Company’s common stock.

On March 11, 2008, the last reported sale price of our common stock was $9.89 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2007	DIVIDENDS DECLARED	HIGH	LOW
Fourth Quarter	$0.19	$11.00	$9.70
Third Quarter	0.19	12.00	10.39
Second Quarter	0.19	12.43	11.15
First Quarter	0.19	12.34	10.80

2006
Fourth Quarter	$0.19	$12.52	$11.17
Third Quarter	0.18	13.43	10.67
Second Quarter	0.17	13.74	12.74
First Quarter	0.16	13.55	11.12

Information about our equity compensation plan is incorporated by reference in all information under the caption “Equity Compensation Plan Information” included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2008.

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007 (1)	33,200	9.84	33,200	7,393,708

Total	1,386,433	9.09	1,386,433	—

(1)

We publicly announced our stock repurchase program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires after a certain number of days, except as may be extended. In November 2007, we extended the terms of the stock repurchase program. Purchases were to commence no earlier than December 2007, and were to conclude 180 days after the commencement of the purchases. All of the 2007 repurchases were made during the 2007 fourth quarter.

ITEM 6.	SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. Because of the change in the reporting entity described in note 3 to our consolidated financial statements, our financial condition and results of operations included in this annual report for the years ended December 31, 2005, 2004, and 2003, including for any interim periods presented, have been adjusted to reflect the change retrospectively for all periods and information presented.

	Year ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003
Statement of operations
Investment income	$51,393	$39,635	$34,811	$24,833	$26,205
Interest expense	30,704	24,190	17,997	12,834	12,042

Net interest income	20,689	15,445	16,814	11,999	14,163
Noninterest income	2,444	2,646	4,738	4,334	4,457
Operating expenses	17,835	14,926	16,984	16,083	16,238

Net investment income before income taxes	5,298	3,165	4,568	250	2,382
Income tax (provision) benefit	—	—	14	(259)	(41)

Net investment income (loss) after income taxes	5,298	3,165	4,582	(9)	2,341
Net realized gains on investments	14,172	3,080	3,606	2,329	11,527
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries (1)	2,292	7,454	5,012	343	(4,860)
Net change in unrealized appreciation (depreciation) on investments (1)	(6,326)	(591)	(6,339)	19,849	(6,990)

Net increase in net assets resulting from operations	$15,436	$13,108	$6,861	$22,512	$2,018

Per share data
Net investment income	$0.30	$0.18	$0.26	$0.01	$0.13
Income tax (provision) benefit	—	—	—	(0.01)	—
Net realized gains on investments	0.80	0.17	0.21	0.13	0.63
Net change in unrealized appreciation (depreciation) on investments (1)	(0.23)	0.39	(0.08)	1.09	(0.65)

Net increase in net assets resulting from operations	$0.87	$0.74	$0.39	$1.22	$0.11

Dividends declared per share	$0.76	$0.70	$0.54	$0.37	$0.16

Weighted average common shares outstanding
Basic	17,480,523	17,293,665	17,087,034	18,001,604	18,245,774
Diluted	17,786,310	17,761,039	17,552,228	18,424,518	18,287,952

Balance sheet data
Net investments	$653,046	$592,933	$530,222	$481,081	$405,404
Total assets	721,262	631,605	573,355	522,090	456,912
Total funds borrowed	542,549	455,137	400,915	339,395	287,454
Total liabilities	548,839	461,977	407,000	351,629	294,378
Total shareholders’ equity	172,423	169,628	166,354	170,461	162,116

Managed balance sheet data (2)
Net investments	$934,955	$833,639	$723,253	$643,541	$379,159
Total assets	1,025,633	893,588	792,973	709,910	456,939
Total funds borrowed	841,632	716,620	620,022	525,933	287,454
Total liabilities	853,211	723,960	626,619	539,448	294,378

	Year ended December 31,
	2007	2006	2005	2004	2003
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income (loss) after taxes	0.79%	0.53%	0.82%	0.00%	0.54%
Net increase in net assets resulting from operations	2.30	2.20	1.23	4.96	0.47
Return on average equity (ROE) (4)
Net investment income (loss) after taxes	3.09	1.89	2.73	(0.01)	1.44
Net increase in net assets resulting from operations	9.00	7.82	4.09	13.82	1.24

Weighted average yields	8.44%	7.71%	7.15%	6.32%	6.93%
Weighted average cost of funds	5.04	4.70	3.75	3.33	3.21

Net interest margin (5)	3.40	3.01	3.40	2.99	3.72

Noninterest income ratio (6)	0.40	0.52	0.99	1.13	1.19
Total expense ratio (7)	7.98	7.62	7.28	7.57	7.54
Operating expense ratio (8)	2.93	2.91	3.54	4.17	4.32

As a percentage of net investment portfolio
Medallion loans	76%	72%	71%	65%	76%
Commercial loans	14	15	17	21	23
Investment in subsidiaries	9	8	8	7	—
Equity investments	1	3	4	7	1
Investment securities	—	2	—	—	—

Investments to assets (9)	91%	94%	92%	92%	83%
Equity to assets (10)	24	27	29	33	36
Debt to equity (11)	315	268	241	199	177

(1)

Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the year in the fair value of our investments, including the results of operations for Medallion Bank, Medallion Taxi Media, and other controlled subsidiaries, where applicable.

(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income (loss) after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income (loss) after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)

Net interest margin represents net interest income for the year divided by average interest earning assets, and included interest recoveries of $821 in 2007 and $1,556 in 2006, and also included $5,750 of dividends from Medallion Bank in 2007. On a managed basis, combined with Medallion Bank, the net interest margin was 4.21%, 4.40%, 4.65%, and 4.37% for 2007, 2006, 2005, and 2004.

(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of December 31.
(10)	Represents total shareholders’ equity divided by total assets as of December 31.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of December 31.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2007, 2006, and 2005. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 18.

CRITICAL ACCOUNTING POLICIES

        The SEC has recently issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of our consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by us include valuation of loans, evaluation of the recoverability of accounts receivable and income tax assets, and the assessment of litigation and other contingencies. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although we believe that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2007, are reasonable, actual results could differ materially from the estimated amounts recorded in our financial statements.

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

During August 2006, we filed a registration statement on Form N-2 which the SEC staff reviewed and on which they provided comments, including those relating to the consolidation of the accounts of Medallion Bank which have evolved since 2004. Based on discussion with the SEC staff, we determined during the 2006 fourth quarter to voluntarily not consolidate Medallion Bank and present Medallion Bank as a portfolio company. We determined that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly we retrospectively applied this change to the financial statements of all prior periods presented, including previously issued interim periods presented, included in our 2006 Form 10-K. The effect of this retrospective application was to present our financial position and results of operations as if Medallion Bank had not been consolidated for all periods presented and to present Medallion Bank as an unconsolidated portfolio investment. Although this created changes in the reported levels of assets, liabilities, revenues, and expenses, our net increase in net assets resulting from operations, shareholders’ equity, and the related amounts per common share were unchanged.

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 13%, and our commercial loan portfolio at a compound annual growth rate of 7% (14% for both on a managed basis combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 20%. Total assets under our management, which includes assets serviced for third party investors and managed by unconsolidated portfolio companies, were approximately $1,017,433,000 as of December 31, 2007 and $907,133,000 at December 31, 2006, and have grown at a compound annual growth rate of 15% from $215,000,000 at the end of 1996.

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

We also provide debt, mezzanine, and equity investment capital to companies in a variety of industries, consistent with our investment objectives. These investments may be venture capital style investments which may not be fully collateralized. Medallion Capital’s investments are typically in the form of secured debt instruments with fixed interest rates accompanied by warrants to purchase an equity interest for a nominal exercise price (such warrants are included in equity investments on the consolidated balance sheets). Interest income is earned on the debt investments.

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

Our investment in Medallion Bank, as a wholly owned portfolio investment, was also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

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

	December 31, 2007		December 31, 2006		December 31, 2005
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	6.91%	$399,955	6.74%	$340,110	6.27%	$285,927
Chicago	7.43	33,008	6.88	31,077	6.95	48,045
Boston	8.44	32,446	8.12	32,787	7.50	25,556
Newark	8.40	22,058	8.32	10,233	8.40	4,399
Cambridge	8.41	5,174	7.93	8,184	7.24	5,409
Other	7.58	5,481	7.55	5,586	7.46	5,977

Total medallion loans	7.13	498,122	6.93	427,977	6.50	375,313

Deferred loan acquisition costs		798		729		1,047
Unrealized depreciation on loans		(37)		(457)		(1,097)

Net medallion loans		$498,883		$428,249		$375,263

Commercial loans
Secured mezzanine	14.19%	$59,152	13.78%	$53,732	14.06%	$53,207
Asset based	8.91	19,870	10.28	18,668	9.49	19,187
Other secured commercial	9.05	19,256	9.59	18,504	8.85	25,979

Total commercial loans	12.12	98,278	12.21	90,904	11.79	98,373

Deferred loan acquisition (income) costs		(64)		(98)		(88)
Unrealized depreciation on loans		(6,432)		(2,599)		(6,799)

Net commercial loans		$91,782		$88,207		$91,486

Investment in Medallion Bank and other controlled subsidiaries	13.79%	$57,501	0.00%	$50,448	0.00%	$40,335

Investment securities	—%	$—	5.09%	$9,961	—%	$—

Unrealized depreciation on investment securities		—		—		—

Net investment securities		$—		$9,961		$—

Equity investments	4.70%	$2,138	2.23%	$13,955	1.59%	$22,509

Unrealized appreciation on equities		2,742		2,113		629

Net equity investments		$4,880		$16,068		$23,138

Investments at cost	8.45%	$656,039	7.01%	$593,245	6.78%	$536,529

Deferred loan acquisition costs		734		631		960
Unrealized appreciation on equities		2,742		2,113		629
Unrealized depreciation on loans		(6,469)		(3,056)		(7,896)

Net investments		$653,046		$592,933		$530,222

Medallion Bank investments

Consumer loans	18.54%	$139,972	18.48%	$113,777	18.45%	$88,280
Commercial loans	9.14	88,785	10.35	60,929	9.60	54,978
Medallion loans	6.72	87,891	6.65	94,176	6.25	73,987
Investment securities	4.82	21,707	4.60	21,841	4.11	17,873

Medallion Bank investments at cost (2)	12.12	338,355	11.90	290,723	11.45	235,118

Deferred loan acquisition costs		4,569		3,155		1,674
Unrealized appreciation (depreciation) on investment securities		39		(402)		(243)
Premiums paid on purchased securities		91		245		463
Unrealized depreciation on loans		(7,311)		(6,057)		(5,025)

Medallion Bank net investments		$335,743		$287,664		$231,987

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 9.57%, 9.44%, and 9.00% at December 31, 2007, 2006, and 2005.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at December 31, 2007 was 8.45% (7.95% for the loan portfolio), an increase of 144 basis points from 7.01% at December 31, 2006, which was an increase of 23 basis points from 6.78% at December 31, 2005. The weighted average yield of the total managed portfolio at December 31, 2007 was 9.41% (9.57% for the loan portfolio), an increase of 37 basis points from 9.04% at December 31, 2006, which was an increase of 40 basis points from 8.64% at December 31, 2005. The increases in both years primarily reflected the market increase in interest rates, and the 2005 increase also reflected strong growth in the commercial loan portfolio. Managed portfolio yields were helped by the inclusion and growth of the high-yield consumer loan portfolio. We expect to try to increase the percentage of commercial loans in the total portfolio, the origination of floating and adjustable-rate loans, and the level of non-New York medallion loans to enhance our yields. Additionally, Medallion Bank expects to try to increase the percentage of consumer loans originated for the managed portfolio to increase our overall returns.

Medallion Loan Portfolio

Our medallion loans comprised 76% of the net portfolio of $653,046,000 at December 31, 2007, compared to 72% of $592,933,000 at December 31, 2006 and 71% of $530,222,000 at December 31, 2005. Our managed medallion loans of $586,498,000 comprised 63% of the net portfolio of $934,955,000 at December 31, 2007, compared to 63% of $833,639,000 at December 31, 2006 and 62% of $723,254,000 at December 31, 2005. The medallion loan portfolio increased by $70,634,000 or 16% in 2007 ($64,305,000 or 12% on a managed basis), primarily reflecting increases in New York and Boston. The increase in the New York market can be attributed to new business marketing efforts, the conversion of participations into owned loans, and the general increase in medallion values and related refinancings. Total medallion loans serviced for third parties were $4,443,000, $5,783,000, and $8,784,000 at December 31, 2007, 2006, and 2005.

The weighted average yield of the medallion loan portfolio at December 31, 2007 was 7.13%, an increase of 20 basis points from 6.93% at December 31, 2006, which was an increase of 43 basis points from 6.50% at December 31, 2005. The weighted average yield of the managed medallion loan portfolio at December 31, 2007 was 7.07%, an increase of 19 basis points from 6.88% at December 31, 2006, which was an increase of 42 basis points from 6.46% at December 31, 2005. The increase in yield primarily reflected the impact of rising interest rates in the economy and the effects of borrower refinancings. At December 31, 2007, 20% of the medallion loan portfolio represented loans outside New York, compared to 21% and 24% at year-end 2006 and 2005. At December 31, 2007, 17% of the managed medallion loan portfolio represented loans outside New York, compared to 18% and 22% at year-end 2006 and 2005. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 14% of the net investment portfolio as of December 31, 2007, compared to 15% and 17% at December 31, 2006 and 2005, and were 19%, 18%, and 20% on a managed basis. Commercial loans increased by $3,575,000 or 4% during 2007 (increased by $31,182,000 or 21% on a managed basis), primarily reflecting loan participations purchased. Net commercial loans purchased from third parties were $12,643,000 at December 31, 2007, compared to loans serviced for third parties of $7,761,000 and $349,000 at December 31, 2006, and 2005.

The weighted average yield of the commercial loan portfolio at December 31, 2007 was 12.12%, a decrease of 9 basis points from 12.21% at December 31, 2006, which was up 42 basis points from 11.79% at December 31, 2005. The weighted average yield of the managed commercial loan portfolio at December 31, 2007 was 10.70%, a decrease of 76 basis points from 11.46% at December 31, 2006, which was up 45 basis points from 11.01% at December 31, 2005. The decreased yield reflected the loan participations purchased at generally lower rates than the portfolio as a whole, as well as decreases in market interest rates. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At December 31, 2007, variable-rate loans represented approximately 28% of the commercial portfolio, compared to 26% and 29% at December 31, 2006 and 2005, and were 57%, 55%, and 54% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer loan portfolios

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 15% of the managed net investment portfolio as of December 31, 2007, compared to 13% at December 31, 2006 and 12% at December 31, 2005. Medallion Bank started originating new adjustable rate consumer loans during the 2004 third quarter. Recreational vehicles, boats, and trailers located in all 50 states collateralize the loans. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 18.54% at December 31, 2007, compared to 18.48% and 18.45% at December 31, 2006 and 2005. Amortization of the portfolio purchase premium reduced the yield by an average of 0.51%, 0.96%, and 1.90% in 2007, 2006, and 2005. Adjustable rate loans represented approximately 91% of the managed consumer portfolio compared to 84% and 89% at December 31, 2006 and 2005.

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

The following table shows the trend in loans 90 days or more past due as of December 31,

(Dollars in thousands)	2007			2006			2005
Medallion loans	$3,519	0.6	% (1)	$5,707	1.1	% (1)	$6,080	1.3	% (1)

Commercial loans
Secured mezzanine	2,819	0.5		3,459	0.7		7,970	1.7
Asset-based receivable	—	0.0		—	0.0		—	0.0
Other secured commercial	1,195	0.2		1,652	0.3		2,673	0.5

Total commercial loans	4,014	0.7		5,111	1.0		10,643	2.2

Total loans 90 days or more past due	$7,533	1.3%		$10,818	2.1%		$16,723	3.5%

Total Medallion Bank loans	$1,036	0.3%		$631	0.2%		$695	0.3%

Total managed loans 90 days or more past due	$8,569	0.9%		$11,449	1.5%		$17,418	2.5%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have substantially contributed to the sizable reduction in overall delinquencies. The decreases in medallion delinquencies primarily resulted from a restructuring of a large past due relationship which resulted in substantial cash payments in 2007 and also reflected the 2006 foreclosure of $900,000 of Chicago medallions and improvements in other borrower payment patterns. Secured mezzanine financing delinquencies increased in 2007 primarily as a result of an additional loan, not previously delinquent, becoming over 90 days past due in the current year, and decreased in 2006 primarily reflecting payment activity, restructurings, and to a lesser extent chargeoffs. The decrease in other secured commercial loans primarily related to the resolution of several customers who had been monitored by the collections group. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

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

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the years ended December 31, 2007, 2006, and 2005.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2004	$(7,791)	$685	$(512)	$(7,618)
Increase in unrealized
Appreciation on investments	158	(520)	—	(362)
Depreciation on investments	(1,925)	(1,022)	(1,123)	(4,070)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	1,486	—	1,486
Losses on investments	309	—	238	547
Reversal of reserves on sold SBA Section 7(a) loans	1,340	—	—	1,340
Other	13	—	—	13

Balance December 31, 2005	(7,896)	629	(1,397)	(8,664)
Increase in unrealized
Appreciation on investments	—	4,236	921	5,157
Depreciation on investments	824	(173)	—	651
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(2,579)	—	(2,579)
Losses on investments	4,016	—	1,423	5,439

Balance December 31, 2006	(3,056)	2,113	947	4
Increase in unrealized
Appreciation on investments	—	2,127	8,245	10,372
Depreciation on investments	(4,246)	(133)	(159)	(4,538)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(1,361)	(571)	(1,932)
Losses on investments	833	—	—	833
Other	—	(4)	(121)	(125)

Balance December 31, 2007	$(6,469)	$2,742	$8,341	$4,614

The following table presents credit-related information for the investment portfolios as of December 31.

(Dollars in thousands)	2007	2006	2005
Total loans
Medallion loans	$498,883	$428,249	$375,263
Commercial loans	91,782	88,207	91,486

Total loans	590,665	516,456	466,749
Investment in Medallion Bank and other controlled subsidiaries	57,501	50,448	40,335
Equity investments (1)	4,880	16,068	23,138
Investment securities	—	9,961	—

Net investments	$653,046	$592,933	$530,222

Net investments at Medallion Bank and other controlled subsidiaries	$335,743	$287,664	$231,987
Managed net investments	$934,955	$833,639	$723,254

Unrealized appreciation (depreciation) on investments
Medallion loans	$(37)	$(457)	$(1,097)
Commercial loans	(6,432)	(2,599)	(6,799)

Total loans	(6,469)	(3,056)	(7,896)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—
Equity investments	2,742	2,113	629
Investment securities	—	—	—

Total unrealized appreciation (depreciation) on investments (2)	$(3,727)	$(943)	$(7,267)

Net unrealized appreciation (depreciation) on investments at Medallion Bank and other controlled subsidiaries	$(7,272)	$(6,459)	$(5,268)
Managed total unrealized appreciation (depreciation) on investments (2)	$(10,999)	$(7,402)	$(12,535)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	(0.01)%	(0.11)%	(0.29)%
Commercial loans	(6.54)	(2.86)	(6.91)
Total loans	(1.08)	(0.59)	(1.67)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	128.22	(15.14)	2.79
Investment securities	—	—	—
Net investments	(0.57)	(0.16)	(1.36)

Net investments at Medallion Bank and other controlled subsidiaries	(2.15)%	(2.22)%	(2.24)%
Managed net investments	(1.17)%	(0.88)%	(1.71)%

(1)	Represents common stock and warrants held as investments.
(2)	Excludes $1,920, $1,250, and $0 for unrealized appreciation on Medallion Hamptons Holding, a wholly-owned subsidiary, at December 31, 2007, 2006, and 2005.
(3)

Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the years ended December 31, 2007, 2006, and 2005.

(Dollars in thousands)	2007	2006	2005
Realized gains (losses) on loans and equity investments (1)
Medallion loans	$1,316	$19	$(391)
Commercial loans	(784)	(5,473)	(326)

Total loans	532	(5,454)	(717)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	13,640	8,534	4,323
Investment securities	—	—	—

Total realized gains on loans and equity investments	$14,172	$3,080	$3,606

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	(3,868)	(2,140)	(2,525)

Total managed realized gains on loans and equity investments	$10,304	$940	$1,081

Realized gains (losses) as a % of average balances outstanding
Medallion loans	0.28%	0.00%	(0.11)%
Commercial loans	(0.82)	(5.87)	(0.29)
Total loans	0.09	(1.11)	(0.16)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	408.53	40.81	18.68
Investment securities	—	—	—
Net investments	2.27	0.59	0.70

Net investments at Medallion Bank and other controlled subsidiaries	(1.24)%	(0.83)%	(1.17)%
Managed net investments	1.16%	0.12%	0.16%

(1)

Includes realized gains/losses of $1,336, $4, and $0 for the years ended December 31, 2007, 2006, and 2005 related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolios for the years ended December 31, 2007, 2006, and 2005.

(Dollars in thousands)	2007	2006	2005
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$2,127	$4,236	$1,136
Unrealized depreciation	(4,379)	(7,185)	(1,320)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	2,292	7,454	5,012
Realized gains	(11,647)	(2,579)	(5,514)
Realized losses	833	4,016	482
Unrealized gains (losses) on foreclosed properties	6,740	921	(1,123)

Total	$(4,034)	$6,863	$(1,327)

Net realized gains on investments
Realized gains	$2,914	$2,579	$5,514
Realized losses	(833)	(4,016)	(919)
Other gains	10,732	5,997	2,533
Direct recoveries (charge-offs)	23	(1,484)	(3,522)
Realized gains on foreclosed properties	1,336	4	—

Total	$14,172	$3,080	$3,606

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 9%, 9%, and 8% of our total portfolio at December 31, 2007, 2006, and 2005. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We are currently in discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including an aggregate of $6,800,000 contributed over various months in 2007 and an aggregate of $1,550,000 contributed similarly in 2006. Separately, Medallion Bank paid dividends to the Company of $5,750,000 in 2007 and $0 in 2006. Without the capital infusions by the Company, a portion of the Medallion Bank dividends would have been retained to ensure Medallion Bank met its capital ratio requirements, and in such circumstance, if the Company maintained its dividend at the existing levels, a portion of those dividends could have represented a tax-free return of capital. See note 4 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1%, 3%, and 4%, of our total portfolio at December 31, 2007, 2006, and 2005. Equity investments were 1%, 2%, and 3%, of our total managed portfolio at December 31, 2007, 2006, and 2005. Equity investments are comprised of common stock, partnership interests, and warrants. The decreases in equity investments primarily reflected the sale of shares of common stock of Clear Channel that were received in a tax-free exchange for 100% of our ownership interest in Medallion Taxi Media.

Investment Securities

Investment securities were 0%, 2%, and 0% of our total portfolio at December 31, 2007, 2006, and 2005. Investment securities were 2%, 4%, and 3% of our total managed portfolio at December 31, 2007, 2006, and 2005. The investment securities are primarily US Treasuries and/or adjustable-rate mortgage-backed securities purchased by us and Medallion Bank to better utilize required cash liquidity.

Trend in Interest Expense

Our interest expense is driven by the interest rates payable on its short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The establishment of the Merrill Lynch Commercial Finance Corp. line of credit in September 2002, and its favorable subsequent renegotiations had the effect of substantially reducing our cost of funds. Most recently, in December 2006, we established an additional medallion lending relationship with Citibank that provides for future growth in the portfolio at generally lower rates than under the existing facility with Merrill Lynch. In addition, Medallion Bank began raising brokered bank certificates of deposit during 2004, which were at our lowest borrowing costs. As a result of Medallion Bank raising funds through certificates of deposits as previously noted, we were able to realign the ownership of some of our medallion loans and related assets to Medallion Bank allowing us and our subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, Medallion Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on its various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of all outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the years ended December 31, 2007, 2006, and 2005. Average balances have increased, primarily reflecting the funding needs to support the growth in our investment portfolios. The increase in borrowing costs reflected the trend of increasing interest rates in the economy.

(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
December 31, 2007
Revolving line of credits	$23,185	$380,405	6.09%
SBA debentures	5,007	77,250	6.48
Notes payable to banks (1)	2,387	32,146	7.43
Margin loans	125	2,221	5.63

Total	$30,704	$492,022	6.24

Medallion Bank borrowings	13,804	268,962	5.13

Total managed borrowings	$44,508	$760,984	5.85

December 31, 2006
Revolving line of credits	$17,550	$323,823	5.42%
SBA debentures	4,981	77,250	6.45
Notes payable to banks	1,119	14,824	7.55
Margin loans	540	9,165	5.89

Total	$24,190	$425,062	5.69

Medallion Bank borrowings	10,454	232,605	4.49

Total managed borrowings	$34,644	$657,667	5.27

December 31, 2005
Revolving line of credit	$12,164	$282,000	4.31%
SBA debentures	4,599	71,637	6.42
Notes payable to banks	757	12,606	6.01
Margin loans	477	11,631	4.10

Total	$17,997	$377,874	4.76

Medallion Bank borrowings	6,400	195,732	3.27

Total managed borrowings	$24,397	$573,606	4.25

(1)	Includes Trust Preferred Securities issued in June 2007.

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under SBIA and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At December 31, 2007, 2006, and 2005, short-term floating rate debt constituted 78%, 82%, and 81% of total debt, and was 51%, 53%, and 52% on a fully managed basis including the borrowings of Medallion Bank.

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

Our investment in Medallion Bank, as a wholly owned portfolio investment, was also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

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

During August 2006, we filed a registration statement on Form N-2 which the SEC staff reviewed and on which they provided comments, including those relating to the consolidation of the accounts of Medallion Bank which have evolved since 2004. Based on discussion with the SEC staff, we determined during the 2006 fourth quarter to voluntarily not consolidate Medallion Bank and present Medallion Bank as a portfolio company. We determined that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly we retrospectively applied this change to the financial statements of all prior periods presented, including previously issued interim periods presented, included in our 2006 Form 10-K. The effect of this retrospective application was to present our financial position and results of operations as if Medallion Bank had not been consolidated for all periods presented and to present Medallion Bank as an unconsolidated portfolio investment. Although this created changes in the reported levels of assets, liabilities, revenues, and expenses, our net increase in net assets resulting from operations, shareholders’ equity, and the related amounts per common share were unchanged.

For the Years Ended December 31, 2007 and 2006

Net increase in net assets resulting from operations was $15,436,000 or $0.87 per diluted common share in 2007, up $2,328,000 or 18% from $13,108,000 or $0.74 per share in 2006. The 2007 increase primarily reflected higher net interest income and net realized/unrealized gains, partially offset by higher operating expenses and lower noninterest income. Net investment income after taxes was $5,298,000 or $0.30 per share in 2007, up $2,133,000 or 67% from $3,165,000 or $0.18 per share in 2006.

Investment income was $51,393,000 in 2007, up $11,758,000 or 30% from $39,635,000 a year ago, and included $821,000 from interest recoveries on certain investments in 2007, compared to $1,556,000 in 2006. Also included in 2007 were $5,750,000 in dividends from Medallion Bank. Excluding those items, investment income increased $6,743,000 or 18%, primarily reflecting growth in the investment portfolios and to a lesser extent, changes in the yields earned. The yield on the investment portfolio was 8.44% in 2007, up 9% from 7.71% in 2006. Excluding the interest recoveries and dividends, the 2007 yield was down 1% to 7.36% from 7.42% in 2006, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $608,626,000 in 2007, up 19% from $513,059,000 a year ago, primarily reflecting growth in the medallion loan portfolio.

Medallion loans were $498,883,000 at year end, up $70,634,000 or 16% from $428,249,000 a year ago, representing 76% of the investment portfolio compared to 72% a year ago, and were yielding 7.13% compared to 6.93% a year ago, an increase of 3%. The increase in outstandings primarily reflected efforts to book new business, primarily in the New York City market, and also reflected the increase in medallion values. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $590,941,000 at year end, up $62,965,000 or 12% from $527,976,000 a year ago. The commercial loan portfolio was $91,782,000 at year end, compared to $88,207,000 a year ago, an increase of $3,575,000 or 4%, and represented 14% of the investment portfolio compared to 15% a year ago. The increase primarily reflected growth in the high-yield mezzanine loan portfolio, partially offset by increases in valuation allowances. Commercial loans yielded 12.12% at year end, down 1% from 12.21% a year ago, reflecting the interest rate cycle peak in 2007 and the beginning of market rate decreases. The managed commercial portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $166,983,000 at year end, up $10,778,000 or 7% from $156,205,000 a year ago, primarily reflecting the increases described above and growth at Medallion Bank, partially offset by the net increase in third party loan participations purchased. Investments in Medallion Bank and other controlled subsidiaries was $57,501,000 at year end, up $7,053,000 or 14% from $50,448,000 a year ago, primarily reflecting the increased value of those investments, a large portion of which reflected the earnings of Medallion Bank, and which represented 9% of the investment portfolio for both years, and which yielded 13.79% the end of 2007, compared to 0.00% a year ago. See Note 4 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $4,880,000, down $11,188,000 or 70% from $16,068,000 a year ago, primarily reflecting the sale of a portion of the Clear Channel common stock received for our ownership interest in Media, partially offset by portfolio appreciation, and represented 1% of the investment portfolio and had a dividend yield of 4.70%, compared to 3% and 2.23% a year ago. Investment securities were zero at year end, compared to $9,961,000 a year ago, when they represented 2% of the investment portfolio and yielded 5.09%. See page 36 for a table that shows balances and yields by type of investment.

Interest expense was $30,704,000 in 2007, up $6,514,000 or 27% from $24,190,000 in 2006. The increase in interest expense was due to increased levels of borrowings compounded by the higher cost of borrowed funds. Average debt outstanding was $492,022,000 for 2007, compared to $425,061,000 a year ago, an increase of 16%, primarily reflecting increased borrowings used to fund portfolio investment growth. The cost of borrowed funds was 6.24% in 2007, compared to 5.69% a year ago, an increase 10%, reflecting increases in the general level of interest rates over the last year, and the adjustable rate nature of much of our borrowings. See page 43 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $20,689,000 and the net interest margin was 3.40% for 2007, up $5,244,000 or 34% from $15,445,000 a year ago, which represented a net interest margin of 3.01%, all reflecting the items discussed above.

Noninterest income, which is comprised of servicing fee income, prepayment penalties, late charges, and other miscellaneous income was $2,444,000 in 2007, down $202,000 or 8% from $2,646,000 a year ago. Included in 2006 was $629,000 of unusually large prepayment penalties from several large paid-off loans. Excluding those prepayment penalties, noninterest income increased 21% in 2007, reflecting higher servicing fees, other prepayment penalties, and late charges on a larger portfolio base.

Operating expenses were $17,835,000 in 2007, up $2,909,000 or 19% from $14,926,000 in 2006. Salaries and benefits expense was $10,192,000 in the year, up $1,999,000 or 24% from $8,193,000 in 2006, primarily reflecting higher bonus accruals and an increase in headcount and salary levels, partially offset by increased salary deferrals related to loan originations. Professional fees were $2,603,000 in 2007, up $648,000 or 33% from $1,955,000 a year ago. The increase primarily reflected higher investment project-related professional costs, higher accounting costs, including costs related to deconsolidating Medallion Bank and for consultant services for operational reviews, and higher legal expenses. Rent expense was $1,353,000 in the year, up $87,000 or 7% compared to $1,266,000 in 2006, reflecting lease adjustments. Other operating expenses of $3,687,000 in 2007 were up $175,000 or 5% from $3,512,000 a year ago, primarily reflecting higher general office expenses and franchise tax accruals, partially offset by lower directors fees and loan collections costs.

Income tax expense was $0 in 2007 and 2006.

Net unrealized depreciation on investments of $4,034,000 in 2007, compared to appreciation of $6,863,000 in 2006, a decrease of $10,897,000. Net change in unrealized depreciation, net of the net change in unrealized appreciation on Medallion Bank and the other controlled subsidiaries, was $6,326,000 in 2007, compared to $591,000 in 2006, resulting in increased depreciation of $5,735,000 in 2007. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2007 activity resulted from reversals of unrealized appreciation associated with equity investments that were sold of $11,647,000, net unrealized depreciation on loans of $4,246,000, and reversals of unrealized appreciation associated with foreclosed properties that were sold of $1,336,000, partially offset by net unrealized appreciation on foreclosed property of $8,076,000, net appreciation on Medallion Bank and other controlled subsidiaries of $2,292,000, net unrealized appreciation on equity investments of $1,994,000, and by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $833,000. The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the $5,750,000 of dividends declared by them to Medallion Financial in 2007. The 2006 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $7,454,000, net unrealized appreciation on equity investments of $4,236,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $4,016,000, and net unrealized appreciation on foreclosed property of $921,000, partially offset by net unrealized depreciation on loans of $7,185,000 and reversals of unrealized appreciation associated with equity investments that were sold of $2,579,000. See Notes 3 and 4 to the consolidated financial statements for more information about Medallion Bank and other controlled subsidiaries.

Our net realized gains on investments were $14,172,000 in 2007, compared to $3,080,000 in 2006. The 2007 activity reflected the reversals described in the unrealized paragraph above and by net direct gains on sales of equity and other investments of $1,999,000 and net direct recoveries of $23,000. The 2006 activity reflected the above and net direct gains on sales of equity and other investments of $5,997,000 and gains on sales of foreclosed property of $4,000, partially offset by net direct chargeoffs $1,484,000.

The Company’s net realized/unrealized gains on investments were $10,138,000 in 2007, compared to $9,943,000 in 2006, reflecting the above.

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

Investment income was $39,635,000 in 2006, up $4,824,000 or 14% from $34,811,000 a year ago, and included $1,556,000 from interest recoveries on certain investments in 2006, compared to $1,480,000 in 2005. Investment income increased reflecting growth in the investment portfolios and higher yields earned. The yield on the investment portfolio was 7.71% in 2006, up 6% from 7.24% in 2005, reflecting the general increase in market interest rates and the refinancing of fixed rate loans at current rates. Average investments outstanding were $513,059,000 in 2006, up 7% from $480,784,000 a year ago, primarily reflecting growth in the medallion loan portfolio.

Medallion loans were $428,249,000 at year end, up $52,986,000 or 14% from $375,263,000 a year ago, representing 72% of the investment portfolio compared to 71% a year ago, and were yielding 6.93% compared to 6.50% a year ago, an increase of 7%. The increase in outstandings primarily reflected efforts to book new business and repurchase certain participations, primarily in the New York City and Boston markets, including the purchase of a $35,703,000 portfolio from Banco Popular, and also reflected the increase in medallion values, partially offset by several large fleet repayments, including reductions in Chicago. The managed medallion portfolio, which includes loans at Medallion Bank, was $527,976,000 at year end, up $70,024,000 or 15% from $457,952,000 a year ago. The commercial loan portfolio was $88,207,000 at year end, compared to $91,486,000 a year ago, a decrease of $3,279,000 or 4%, and represented 15% of the investment portfolio compared to 17% in 2005. The decrease primarily reflected the resolution of several large old nonperforming loans, relatively flat growth in the on-balance sheet asset-based lending portfolio, and the pay down of several large loans in the high-yield mezzanine loan portfolio. Commercial loans yielded 12.21% at year end, compared to 11.79% a year ago, an increase of 4%, reflecting the increases in market interest rates during year and the floating rate nature of much of the portfolio. The managed commercial portfolio, which includes loans at Medallion Bank, was $156,205,000 at year end, up $10,059,000 or 7% from $146,146,000 a year ago, primarily reflecting the increases described above and increased loan participations sold. Investments in Medallion Bank and other controlled subsidiaries was $50,448,000 at year end, up $10,113,000 or 25% from $40,335,000 a year ago, primarily reflecting the increased value of those investments, a large portion of which reflected the earnings of Medallion Bank. See Note 4 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $16,068,000, down $7,070,000 or 31% from $23,138,000 a year ago, primarily reflecting the sale of a portion of the Clear Channel common stock received for our ownership interest in Media and losses taken on certain mezzanine investments, partially offset by portfolio appreciation, and represented 3% of the investment portfolio and had a dividend yield of 2.23%, compared to 4% and 1.59% a year ago. Investment securities of $9,961,000 were up from zero a year ago, and represented 2% of the investment portfolio and yielded 5.09%. See page 36 for a table that shows balances and yields by type of investment.

Interest expense was $24,190,000 in 2006, up $6,193,000 or 34% from $17,997,000 in 2005. The increase in interest expense was due to the higher cost of borrowed funds compounded by increased levels of borrowings. The cost of borrowed funds was 5.69%, compared to 4.76% a year ago, an increase of 20%, reflecting increases in the general level of interest rates over the last year, and the floating rate nature of much of our borrowings. Average debt outstanding was $425,061,000 for 2006, compared to $377,874,000 a year ago, an increase of 12%, primarily reflecting increased borrowings used to fund portfolio investment growth. See page 43 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $15,445,000 and the net interest margin was 3.01% for 2006, down $1,369,000 or 8% from $16,814,000 a year ago, which represented a net interest margin of 3.50%, all reflecting the items discussed above.

Noninterest income was $2,646,000 in 2006, down $2,092,000 or 44% from $4,738,000 a year ago. Excluding amounts related to the sold Business Lenders loan portfolio, noninterest income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income, was down $203,000 or 7%. Included in 2006 were $629,000 of unusually large prepayment penalties from several large paid-off loans, compared to $810,000 a year ago. Excluding those prepayment penalties, noninterest income was relatively flat from year to year.

Operating expenses were $14,926,000 in 2006, compared to $16,984,000 in 2005, a decrease of $2,058,000 or 12%. Excluding the amounts related to the sold Business Lenders loan portfolio, operating expenses were up $840,000 or 6%, primarily reflecting costs of our growth initiatives. Salaries and benefits expense excluding Business Lenders was $8,193,000 in the year, up $519,000 or 7% from $7,674,000 in 2005, primarily reflecting lower amounts of salary deferrals related to loan originations, the costs associated with options granted, and increase in headcount and salary levels, partially offset by lower bonus accruals. Professional fees excluding Business Lenders were $1,955,000 in 2006, up $140,000 or 8% from $1,816,000 a year ago, primarily reflecting higher investment project-related professional costs and costs associated with certain investments. Other operating expenses excluding Business Lenders of $4,778,000 in the year were up $181,000 or 4% from $4,596,000 in 2005, reflecting lower travel and entertainment, depreciation, and advertising, partially offset by higher loan collections and miscellaneous tax expenses.

Income tax expense was $0 in 2006, compared to a tax benefit of $14,000 a year ago.

Net unrealized appreciation on investments was $6,863,000 in 2006, compared to depreciation of $1,327,000 in 2005, an increase of $8,189,000. Net unrealized depreciation net of the net unrealized appreciation on Medallion Bank and the other controlled subsidiaries was $591,000 in 2006 and $6,339,000 in 2005, resulting in decreased depreciation of $5,748,000 in 2006. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2006 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $7,454,000, net unrealized appreciation on equity investments of $4,236,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $4,016,000, and net unrealized appreciation on foreclosed property of $921,000, partially offset by net unrealized depreciation on loans of $7,185,000 and reversals of unrealized appreciation associated with equity investments that were sold of $2,579,000. The 2005 activity resulted from reversals of unrealized appreciation associated with equity investments that were sold of $5,514,000, net unrealized depreciation on foreclosed property of $1,123,000, and net unrealized depreciation on loans of $1,011,000, partially offset by net appreciation on Medallion Bank and other controlled subsidiaries of $5,012,000, net unrealized appreciation on equity investments of $827,000, and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $482,000.

Also included in unrealized appreciation (depreciation) on investments was the net unrealized appreciation on Medallion Bank and other controlled subsidiaries of $7,454,000 in 2006 and $5,012,000 in 2005. Both years primarily reflected the results of operations of Medallion Bank. See notes 3 and 4 to the consolidated financial statements for information about these controlled subsidiaries.

Our net realized gains on investments were $3,080,000 in 2006, compared to $3,606,000 in 2005. The 2006 activity reflected the reversals described in the unrealized paragraph above and net direct gains on sales of equity and other investments of $5,997,000 and gains on sales of foreclosed property of $4,000, partially offset by net direct chargeoffs $1,484,000. The 2005 activity reflected the above and net direct gains on sales of equity investments of $2,439,000, partially offset by net direct chargeoffs of $3,864,000.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $77,250,000 with a weighted average interest rate of 6.05%, constituting 14% of our total indebtedness as of December 31, 2007. Also, as of December 31, 2007, portions of the adjustable rate debt with banks repriced at intervals of as long as 57 months, and certain of the certificates of deposit were for terms of up to 34 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at December 31, 2007, compared to the respective positions at the end of 2006 and 2005. The principal amount of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

	December 31, 2007 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$24,801	$—	$—	$—	$—	$—	$—	$24,801
Adjustable rate	19,078	1,641	2,132	26,979	11,314	—	—	61,144
Fixed-rate	69,864	92,373	167,235	90,628	65,744	7,531	17,080	510,455
Cash	33,454	—	—	—	—	—	—	33,454

Total earning assets	$147,197	$94,014	$169,367	$117,607	$77,058	$7,531	$17,080	$629,854

Interest bearing liabilities
Revolving line of credit	$411,449	$—	$—	$—	$—	$—	$—	$411,449
Notes payable to banks	14,000	1,728	5,122	—	33,000	—	—	53,850
SBA debentures	—	—	—	17,985	13,500	19,450	26,315	77,250

Total liabilities	$425,449	$1,728	$5,122	$17,985	$46,500	$19,450	$26,315	$542,549

Interest rate gap	$(278,252)	$92,286	$164,245	$99,622	$30,558	$(11,919)	$(9,235)	$87,305

Cumulative interest rate gap (2)	$(278,252)	$(185,966)	$(21,721)	$77,901	$108,459	$96,540	$87,305	—

December 31, 2006 (2)	$(267,015)	$(152,783)	$(8,334)	$53,943	$127,019	$115,046	$89,104	—
December 31, 2005 (2)	(99,581)	(118,589)	43,224	105,049	153,469	139,543	96,083	—

(1)

The ratio of the cumulative one year gap to total interest rate sensitive assets was (44%), (49%), and (20%), as of December 31, 2007, 2006, and 2005, and was (34%), (34%), and (11%), on a combined basis with Medallion Bank.

(2)

Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($127,292) or (20%) for December 31, 2007, compared to a negative rate gap of ($127,184) or ( 23%) and a positive rate gap of $10,768 or 2% for December 31, 2006 and 2005, respectively, and was ($156,202) or (16%), ($117,151) or (14%), and $47,912 or 6% on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $629,854,000 and interest rate sensitive liabilities were $542,549,000 at December 31, 2007. The one-year cumulative interest rate gap was a negative $278,252,000 or 44% of interest rate sensitive assets, compared to a negative $267,015,000 or 49% at December 31, 2006 and $99,581,000 or 20% at December 31, 2005. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $127,292,000 or 20% at December 31, 2007. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were approximately $985,233,000 and interest rate sensitive liabilities were $841,632,000 at December 31, 2007. The one-year cumulative interest rate gap was a negative $333,855,000 or 34% of interest rate sensitive assets, compared to a negative $287,680,000 or 34% and $82,358,000 or 11% at December 31, 2006 and 2005. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $156,202,000 or 16% at December 31, 2007.

Interest Rate Cap Agreements

From time-to time, we enter into interest rate cap agreements to manage the exposure of the portfolio to increases in market interest rates by hedging a portion of our variable-rate debt against increases in interest rates. There were no interest rate caps outstanding during 2007, 2006, and 2005.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with Merrill Lynch and Citibank, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, private issuances of debt securities and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. The Trust’s $375,000,000 revolving line of credit with Merrill Lynch had availability of $84,210,000, and Trust II’s $250,000,000 line had availability of $129,342,000 as of December 31, 2007. Medallion Capital and Freshstart have $13,500,000 and $6,000,000 of additional funding commitments with the SBA, which requires capital contributions from us of $6,750,000 and $2,000,000, respectively. Since SBA financing subjects its recipients to certain regulations, we will seek funding at the subsidiary level to maximize its benefits. Lastly, $24,000,000 was available under revolving credit agreements with commercial banks, and approximately $347,000 was available under the company’s margin loan.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $4,000,000 could be raised by Medallion Bank to fund future loan origination activity, and Medallion Bank also has $15,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank as a non-RIC subsidiary of ours is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at December 31, 2007. See note 5 to the consolidated financial statements on page F-21 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$411,449	76%	5.58%
SBA debentures	77,250	14	6.05
Preferred securities	33,000	6	7.68
Notes payable to banks	20,850	4	6.81

Total outstanding debt	$542,549	100%	5.83

Certificates of deposit at Medallion Bank	299,083	—	4.85%

Total outstanding debt, including Medallion Bank	$841,632	—	5.48

(1)	Weighted average contractual rate as of December 31, 2007.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at December 31, 2007.

	• Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$290,791	$120,658	$—	$—	$—	$—	$411,449
SBA debentures	—	—	—	17,985	13,500	45,765	77,250
Preferred securities	—	—	—	—	—	33,000	33,000
Notes payable to banks	14,281	1,855	4,714	—	—	—	20,850

Total	$305,072	$122,513	$4,714	$17,985	$13,500	$78,765	$542,549

Certificates of deposit at Medallion Bank	196,599	91,924	10,560	—	—	—	299,083

Total, including Medallion Bank	$501,671	$214,437	$15,274	$17,985	$13,500	$78,765	$841,632

We value our portfolio at fair value as determined in good faith by management and approved by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect management’s estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, was also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of December 31, 2007 by approximately $374,000 on an annualized basis, compared to a positive impact of $399,000 at December 31, 2006, and the impact of such an immediate increase of 1% over a one year period would have been ($2,895,000) at December 31, 2007, compared to ($2,334,000) for December 31, 2006. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2007. See note 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	UTAH	Total	12/31/06
Cash	$14,709	$4,005	$4,346	$4,806	$5,588	$—	$33,454	$15,399
Bank loans (1)	20,000	18,000	—	—	—	—	38,000	26,000
Amounts undisbursed	6,000	18,000	—	—	—	—	24,000	15,425
Amounts outstanding	14,000	6,850	—	—	—	—	20,850	15,210
Average interest rate	6.86%	6.72%	—	—	—	—	6.81%	7.41%
Maturity	6/08	8/08-6/10	—	—	—	—	6/08-6/10	6/07-12/09
Preferred Securities(2)	33,000	—	—	—	—	—	33,000	—
Average interest rate	7.68%	—	—	—	—	—	7.68%	—
Maturity	09/37	—	—	—	—	—	09/37	—
Lines of Credit	—	625,000	—	—	—	—	625,000	500,000
Amounts undisbursed	—	213,551	—	—	—	—	213,551	151,251
Amounts outstanding	—	411,449	—	—	—	—	411,449	348,749
Average interest rate	—	5.58%	—	—	—	—	5.58%	5.52%
Maturity	—	9/08-12/09	—	—	—	—	9/08-12/09	9/08-12/09
Margin loan	—	—	—	—	—	—	—	13,928
Average interest rate	—%	—	—	—	—	—	—%	6.19%
Maturity	N/A	—	—	—	—	—	N/A	N/A
SBA debentures	—	—	46,750	—	50,000	—	96,750	96,750
Amounts undisbursed	—	—	13,500	—	6,000	—	19,500	19,500
Amounts outstanding	—	—	33,250	—	44,000	—	77,250	77,250
Average interest rate	—	—	6.02%	—	6.08%	—	6.05%	6.05%
Maturity	—	—	9/11-9/15	—	9/11-3/16	—	9/11-3/16	9/11-3/16

Total cash and amounts remaining undisbursed under credit facilities	$20,709	$235,556	$17,846	$4,806	$11,588	$—	$290,505	$201,575

Total debt outstanding	$47,000	$418,299	$33,250	$—	$44,000	$—	$542,549	$455,137

Including Medallion Bank

Cash	—	—	—	—	—	$17,025	$17,025	$14,699
Certificates of deposit	—	—	—	—	—	299,083	299,083	261,484
Average interest rate	—	—	—	—	—	4.85%	4.85%	4.36%
Maturity	—	—	—	—	—	1/08-10/10	1/08-10/10	01/07-10/10

Total cash and amounts remaining undisbursed under credit facilities	$20,709	$235,556	$17,846	$4,806	$11,588	$17,025	$307,530	$216,274

Total debt outstanding	$47,000	$418,299	$33,250	$—	$44,000	$299,083	$841,632	$716,620

(1)

In September 2007, MFC entered into a $10,000 revolving note agreement with Citibank that matures on June 30, 2008. In March 2007, we amended our revolving secured line of credit with Atlantic Bank, a division of New York Commercial Bank, to increase the line from $6,000 to $8,000.

(2)

In September 2007, the Company under its new Trust “Fin Trust” issued and sold $35,000 of Preferred Securities (Securities) to Merrill Lynch. The Securities bear interest at a fixed rate of 7.68% through September 2012, and thereafter, at a variable rate of 90 day LIBOR plus 2.125%. In December 2007, $2,000 of the Securities were repurchased from a broker for $1,300. The remaining Securities mature in September 2037.

(3)	In November 2007, the line of credit with Citibank was renewed, extended, and increased to $250,000.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary by clarifying that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity. It requires that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements which shall be applied retrospectively. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations which establishes principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value, as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective prospectively to business combinations in fiscal years beginning on or after December 15, 2008. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance, any adjustment to amounts recognized in accumulated other comprehensive income. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006 and not before June 16, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes.” The interpretation sets a recognition threshold and measurement attribute for recognizing tax positions in a company’s financial statements based on a determination whether it is likely or not that the tax position would withstand a tax audit, without regard for the likelihood of a tax audit taking place. Assuming a position meets the”more-likely-than-not” threshold, the interpretation also prescribes a measurement attribute requiring determination of how much of the tax position would ultimately be allowed if challenged. The interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

Our business activities contain elements of risk. We consider the principal types of risk to be fluctuations in interest rates and portfolio valuations. We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits, and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

We value our portfolio at fair value as determined in good faith by management and approved by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect management’s estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly owned portfolio investment, was also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of December 31, 2007 by approximately $374,000 on an annualized basis, compared to a positive impact of $399,000 at December 31, 2006, and the impact of such an immediate increase of 1% over a one year period would have been ($2,895,000) at December 31, 2007, compared to ($2,334,000) for December 31, 2006. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15 (A) (1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report. As a result of this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In 2006, management determined that there was a material weakness relating to the documentation and oversight of the monitoring of certain of the loans and/or investments included in the portfolio of one of our subsidiaries, Medallion Capital. This deficiency resulted in more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements would not be prevented or detected. We took action to remediate the material weakness described above, which was completed during the 2007 fourth quarter. The actions taken to remediate that material weakness were as follows:

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

Except for the changes discussed above, there have been no changes that occurred during the 2007 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2007.

We believe that the consolidated financial statements included in this report fairly represent our consolidated financial position and consolidated results of operations for all periods presented.

Our Independent Registered Public Accounting Firm, Weiser LLP, has audited and issued a report on management’s assessment of our internal control over financial reporting. The report of Weiser LLP appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited Medallion Financial Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company including the consolidated schedule of investments, as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in net assets, cash flows, and the selected financial ratios and other data for each of the three years in the three-year period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

Weiser LLP

New York, New York

March 13, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2008 for its fiscal year 2008 Annual Meeting of Shareholders under the captions “Our Directors and Executive Officers” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2008 for our fiscal year 2008 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2008 for our fiscal year 2008 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2008 for our fiscal year 2008 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2008 for our fiscal year 2008 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. FINANCIAL STATEMENTS

The consolidated financial statements of Medallion Financial Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

       2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1.

       3. EXHIBITS

Number	Description
2.1	Agreement and Plan of Merger, dated September 3, 2004, between Medallion Financial Corp., Medallion Taxi Media, Inc., Clear Channel Communications, Inc., and Checker Acquisition Corp. Filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on September 10, 2004 (File No. 814-00188) and incorporated by reference herein.

2.2	Amended and Restated Asset Purchase Agreement, dated October 17, 2005, by and among Medallion Financial Corp., Business Lenders, LLC, and BLL Acquisition LLC. Filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on October 18, 2005 (File No. 814-00188) and incorporated by reference herein.

3.1(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 2(a) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

3.1(b)	Amendment to Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 814-00188) and incorporated by reference herein.

3.2	Restated By-Laws. Filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.1	Third Amended and Restated Promissory Note, dated September 5, 2006, by Taxi Medallion Loan Trust I, in favor of Merrill Lynch Commercial Finance Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2006 (File No. 814-00188) and incorporated by reference herein.

4.2	Amended and Restated Revolving Secured Line of Credit Promissory Note, dated March 6, 2006, by Medallion Funding Corp., in favor of Atlantic Bank of New York. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 814-00188) and incorporated by reference herein.

4.3	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated August 1, 2006, by Medallion Funding Corp., in favor of Atlantic Bank of New York. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2006 (File No. 814-00188) and incorporated by reference herein.

4.4	Amendment No. 2 to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated January 16, 2007, by Medallion Funding Corp., in favor of New York Commercial Bank, formerly known as Atlantic Bank of New York. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 17, 2007 (File No. 814-00188) and incorporated by reference herein.

4.5	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated March 22, 2007, by Medallion Funding Corp., in favor of Atlantic Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 18, 2007 (File No. 814-00188) and incorporated by reference herein.

4.6	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated as of July 26, 2007, by Medallion Funding Corp., in favor of Atlantic Bank. Filed as Exhibit 4.2 to the Current Report on Form 8-K filed on August 3, 2007 (File No. 814-00188) and incorporated by reference herein.

4.7	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated as of September 26, 2007, by Medallion Funding Corp., in favor of Atlantic Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2007 (File No. 814-00188) and incorporated by reference herein.

4.8	Substitute Revolving Credit Note, dated December 31, 2007, by Medallion Financial Corp., in favor of Sterling National Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 3, 2008 (File No. 814-00188) and incorporated by reference herein.

4.9	Amended and Restated Promissory Note, dated November 29, 2007, by Taxi Medallion Loan Trust II, in favor of Citicorp North America, Inc. (the “Managing Agent”) for the benefit of the lenders in the Managing Agent’s related lender group. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2007 (File No. 814-00188) and incorporated by reference herein.

4.10	Fixed/Floating Rate Junior Subordinated Note, dated June 7, 2007, by Medallion Financial Corp., in favor of Medallion Financing Trust I. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

4.11	Master Note, dated September 19, 2007, by Medallion Funding Corp., in favor of Citibank, N.A. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 21, 2007 (File No. 814-00188) and incorporated by reference herein.

10.1	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.3	Employment Agreement, dated August 3, 2006, by and between Medallion Financial Corp. and Michael Kowalsky. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.4	Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 814-00188) and incorporated by reference herein.*

10.5	Medallion Financial Corp. Amended and Restated 1996 Non-Employee Directors Stock Option Plan. Filed as Exhibit A to the Company’s Request Form on Amendment and the Order by the Commission approving the plan as of April 3, 2000 (File No. 812-11800) and incorporated by reference herein.*

10.6	2006 Employee Stock Option Plan. Filed as Exhibit II to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.7	2006 Non-Employee Director Stock Option Plan. Filed as Exhibit I to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.8	Non-Employee Director Compensation Summary Sheet. Filed herewith.*

10.9	Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 814-00188) and incorporated by reference herein.

10.10	First Amendment of Lease, dated September 6, 2005, by and between Medallion Financial Corp. and Sage Realty Corporation. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2005 (File No. 814-00188) and incorporated by reference herein.

10.11	Amended and Restated Loan and Security Agreement dated as of September 13, 2003, by and among Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 814-00188) and incorporated by reference herein.

10.12	Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated August 12, 2004, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 814-00188) and incorporated by reference herein.

10.13	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated January 7, 2005, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 11, 2005 (File No. 814-00188) and incorporated by reference herein.

10.14	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated January 9, 2006, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 11, 2006 (File No. 814-00188) and incorporated by reference herein.

10.15	Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated September 5, 2006, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2006 (File No. 814-00188) and incorporated by reference herein.

10.16	Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated December 19, 2006, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.17	Loan and Sale Contribution Agreement, dated as of September 13, 2002, between Medallion Financial Corp. and Taxi Medallion Loan Trust I. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.18	Loan Sale and Exchange Agreement, dated as of September 13, 2002, between Medallion Financial Corp. and Medallion Funding Corp. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.19	Servicing Agreement, by and among Taxi Medallion Loan Trust I, Medallion Funding Corp., and Merrill Lynch Bank USA, dated as of September 13, 2002. Filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.20	Amendment to Servicing Agreement, by and among Taxi Medallion Loan Trust I, Medallion Funding Corp. and Merrill Lynch Commercial Finance Corp. as successor in interest to Merrill Lynch Bank USA, dated as of September 12, 2003. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 814-00188) and incorporated by reference herein.

10.21	Amendment No. 2 to Servicing Agreement, by and among Taxi Medallion Loan Trust I, Medallion Funding Corp., and Merrill Lynch Commercial Finance Corp. as successor in interest to Merrill Lynch Bank USA, dated as of September 1, 2004. Filed as Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 814-00188) and incorporated by reference herein.

10.22	Custodial Agreement, dated as of September 13, 2002, among the lenders thereto, Taxi Medallion Loan Trust I, Medallion Funding Corp., and Wells Fargo Bank Minnesota, N.A. Filed as Exhibit 10.8 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.23	Amended and Restated Trust Agreement, dated as of September 13, 2002, by and between Medallion Funding Corp. and Wachovia Trust Company, N.A. Filed as Exhibit 10.9 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.24	Loan and Security Agreement, dated April 26, 2004, by and between Medallion Financial Corp. and Sterling National Bank. Filed herewith. Filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 814-00188) and incorporated by reference herein.

10.25	First Amendment to Loan and Security Agreement, dated as of July 28, 2005, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 814-00188) and incorporated by reference herein.

10.26	Second Amendment to Loan and Security Agreement, dated August 14, 2006, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2006 (File No. 814-00188) and incorporated by reference herein.

10.27	Third Amendment to Loan and Security Agreement, dated July 31, 2007, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2007 (File No. 814-00188) and incorporated by reference herein.

10.28	Fourth Amendment to Loan and Security Agreement, dated December 31, 2007, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 3, 2008 (File No. 814-00188) and incorporated by reference herein.

10.29	Commitment Letter, dated March 1, 2006, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on March 8, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 814-00188) and incorporated by reference herein.

10.30	Commitment Letter, dated September 20, 2006, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on October 10, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2006 (File No. 814-00188) and incorporated by reference herein.

10.31	Loan And Security Agreement, dated as of December 19, 2006, among Taxi Medallion Loan Trust II, the persons from time to time party thereto as Conduit Lenders, the financial institutions from time to time party thereto as Committed Lenders, the financial institutions from time to time party thereto as Managing Agents, and Citicorp North America, Inc., as Administrative Agent. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.32	Amendment No. 1 to Loan And Security Agreement, dated as of November 29, 2007, among Taxi Medallion Loan Trust II, the persons from time to time party thereto as Conduit Lenders, the financial institutions from time to time party thereto as Committed Lenders, the financial institutions from time to time party thereto as Managing Agents, and Citicorp North America, Inc., as Administrative Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 4, 2007 (File No. 814-00188) and incorporated by reference herein.

10.33	Servicing Agreement, dated as of December 19, 2006, among Medallion Funding Corp., Taxi Medallion Loan Trust II, and Citicorp North America, Inc. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.34	Loan Sale and Contribution Agreement, dated December 19, 2006, by and between Medallion Funding Corp. and Taxi Medallion Loan Trust II. Filed as Exhibit 10.4 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.35	Amended and Restated Trust Agreement, dated as of December 19, 2006, by and between Medallion Funding Corp. and U.S. Bank Trust, N.A. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.36	Junior Subordinated Indenture, dated as of June 7, 2007, between Medallion Financing Trust I and Wilmington Trust Company as trustee. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.37	Amended and Restated Trust Agreement, dated as of June 7, 2007, among Medallion Financial Corp. as depositor, Wilmington Trust Company as property trustee and Delaware trustee and the Administrative Trustees named therein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.38	Purchase Agreement, dated as of June 7, 2007, among Medallion Financial Corp., Medallion Financing Trust I, and Merrill Lynch International. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.39	Security Agreement, dated September 19, 2007, by Medallion Funding Corp., in favor of Citibank, N.A. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2007 (File No. 814-00188) and incorporated by reference herein.

12.1	Computation of ratio of debt to equity. Filed herewith.

16.1	Letter, dated June 3, 2005, from Eisner LLP to the Securities and Exchange Commission, regarding change in certifying accountant of Medallion Financial Corp. Filed as Exhibit 16.1 to the Current Report on Form 8-K filed on June 3, 2005 (File No. 814-00188) and incorporated by reference herein.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

23.1	Consent of Weiser LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. and Medallion Bank. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

IMPORTANT INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by us or on our behalf, we note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict, and many of which are beyond our control. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by, or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by us or any other person that the forward-looking statements contained in this Form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that we file from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any of our investors or potential investors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date:	March 13, 2008

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 13, 2008
Alvin Murstein

/s/ Larry D. Hall	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2008
Larry D. Hall

/s/ Andrew M. Murstein	President and Director	March 13, 2008
Andrew M. Murstein

/s/ Henry L. Aaron	Director	March 13, 2008
Henry L. Aaron

/s/ Mario M. Cuomo	Director	March 13, 2008
Mario M. Cuomo

/s/ Henry D. Jackson	Director	March 13, 2008
Henry D. Jackson

/s/ Stanley Kreitman	Director	March 13, 2008
Stanley Kreitman

/s/ Frederick A. Menowitz	Director	March 13, 2008
Frederick A. Menowitz

/s/ David L. Rudnick	Director	March 13, 2008
David L. Rudnick

/s/ Lowell P. Weicker, Jr.	Director	March 13, 2008
Lowell P. Weicker, Jr.

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Medallion Financial Corp.

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”), including the schedule of investments, as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in net assets, cash flows and the selected financial ratios and other data (see note 14) for each of the three years in the three-year period ended December 31, 2007. These financial statements and selected financial ratios and other data are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and selected financial ratios and other data based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and the selected financial ratios and other data referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of their operations, changes in net assets, cash flows, and selected financial ratios and other data for each of the three years in the three-year period ended December 31, 2007, in conformity with US generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2008 expressed an unqualified opinion thereon.

Weiser LLP
New York, New York
March 13, 2008

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005
Interest income on investments	$44,176	$38,032	$33,650
Dividends and interest income on short-term investments (1)	6,312	1,059	696
Medallion lease income	905	544	465

Total investment income	51,393	39,635	34,811

Total interest expense(2)	30,704	24,190	17,997

Net interest income	20,689	15,445	16,814

Gain on sales of loans	—	—	885
Other income	2,444	2,646	3,853

Total noninterest income	2,444	2,646	4,738

Salaries and benefits	10,192	8,193	9,554
Professional fees	2,603	1,955	1,945
Rent expense	1,353	1,266	1,339
Other operating expenses	3,687	3,512	4,146

Total operating expenses	17,835	14,926	16,984

Net investment income before income taxes(1) (3)	5,298	3,165	4,568
Income tax benefit	—	—	14

Net investment income after income taxes	5,298	3,165	4,582

Net realized gains on investments	14,172	3,080	3,606

Net change in unrealized depreciation on investments	(6,326)	(591)	(6,339)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	2,292	7,454	5,012

Net unrealized appreciation (depreciation) on investments	(4,034)	6,863	(1,327)

Net realized/unrealized gains on investments	10,138	9,943	2,279

Net increase in net assets resulting from operations	$15,436	$13,108	$6,861

Net increase in net assets resulting from operations per common share
Basic	$0.88	$0.76	$0.40
Diluted	0.87	0.74	0.39

Dividends declared per share	$0.76	$0.70	$0.54

Weighted average common shares outstanding
Basic	17,480,523	17,293,665	17,087,034
Diluted	17,786,310	17,761,039	17,552,228

(1)	Includes $5,750 of dividend income in 2007 from Medallion Bank.
(2)	Average borrowings outstanding were $492,022, $425,062, and $377,874, and the related average borrowing costs were 6.25%, 5.69%, and 4.76% for the years ended December 31, 2007, 2006, and 2005.
(3)

Includes $2,027, $1,891, and $1,753 of net revenues received from Medallion Bank for the years ended December 31, 2007, 2006, and 2005 primarily for servicing fees, loan origination fees, and expense reimbursements. See notes 4 and 11 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31, 2007	December 31, 2006
Assets
Medallion loans, at fair value	$498,883	$428,249
Commercial loans, at fair value (1)	91,782	88,207
Investment in Medallion Bank and other controlled subsidiaries, at fair value	57,501	50,448
Investment securities, at fair value	—	9,961
Equity investments, at fair value	4,880	16,068

Net investments ($458,102 at December 31, 2007 and $406,817 at December 31, 2006 pledged as collateral under borrowing arrangements)	653,046	592,933

Cash and cash equivalents ($852 at December 31, 2007 and $865 at December 31, 2006 restricted as to use by lender)	33,454	15,399
Accrued interest receivable	2,449	2,178
Fixed assets, net	558	525
Goodwill, net	5,007	5,007
Other assets, net	26,748	15,563

Total assets	$721,262	$631,605

Liabilities
Accounts payable and accrued expenses	$4,203	$5,057
Accrued interest payable	2,087	1,783
Funds borrowed	542,549	455,137

Total liabilities	548,839	461,977

Commitments and contingencies	—	—

Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 18,902,416 shares at December 31, 2007 and 18,799,766 shares at December 31, 2006 issued)	189	188
Treasury stock at cost (1,406,551 shares at December 31, 2007 and 1,373,351 at December 31, 2006)	(12,938)	(12,611)
Capital in excess of par value	177,819	176,849
Accumulated undistributed net investment income	2,739	5,198
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	4,614	4

Total shareholders’ equity (net assets)	172,423	169,628

Total liabilities and shareholders’ equity	$721,262	$631,605

Number of common shares outstanding	17,495,865	17,426,415
Net asset value per share	$9.86	$9.73

(1)	Includes a $3,100 loan to an entity which is majority owned by one of our controlled subsidiaries.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005
Net investment income after income taxes	$5,298	$3,165	$4,582
Net realized gains on investments	14,172	3,080	3,606
Net unrealized gains (losses) on investments	(4,034)	6,863	(1,327)

Net increase in net assets resulting from operations	15,436	13,108	6,861

Investment income, net	(6,085)	(6,049)	(4,894)
Realized gain from investment transactions, net	(7,200)	(5,377)	(3,633)

Dividends and distributions to shareholders’ (1)	(13,285)	(11,426)	(8,527)

Exercise of stock options	971	1,592	1,167
Treasury stock acquired	(327)	—	(3,608)

Capital share transactions	644	1,592	(2,441)

Total increase (decrease) in net assets	2,795	3,274	(4,107)
Net assets at the beginning of the year	169,628	166,354	170,461

Net assets at the end of the year(2)	$172,423	$169,628	$166,354

Capital share activity
Common stock issued, beginning of year	18,799,766	18,546,648	18,328,450
Exercise of stock options	102,650	253,118	218,198

Common stock issued, end of year	18,902,416	18,799,766	18,546,648

Treasury stock, beginning of year	(1,373,351)	(1,373,351)	(983,451)
Treasury stock acquired	(33,200)	—	(389,900)

Treasury stock, end of year	(1,406,551)	(1,373,351)	(1,373,351)

Common stock outstanding	17,495,865	17,426,415	17,173,297

(1)	Dividends paid were $0.76, $0.66, and $0.50 per share for the years ended December 31, 2007, 2006, and 2005.
(2)	Includes $2,739 of undistributed net investment income and $0 of undistributed net realized gains on investments at December 31, 2007.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$15,436	$13,108	$6,861
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	1,421	415	579
Amortization of origination costs	495	510	1,481
Increase in net unrealized depreciation on investments	6,326	591	6,339
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(2,292)	(7,454)	(5,012)
Net realized gains on investments	(14,172)	(3,080)	(3,606)
Stock-based compensation expense	323	342	—
(Increase) decrease in accrued interest receivable	(272)	205	(763)
(Increase) decrease in other assets, net	(4,072)	(2,019)	881
Increase (decrease) in accounts payable and accrued expenses	(854)	732	(3,825)
Increase in accrued interest payable	312	24	3
Gain on sales of loans	—	—	(885)
Decrease in servicing fee receivable	—	—	183

Net cash provided by operating activities	2,651	3,374	2,236

CASH FLOWS USED FOR INVESTING ACTIVITIES
Investments originated	(329,955)	(309,761)	(279,545)
Proceeds from principal receipts, sales, and maturities of investments	275,468	293,920	212,094
Banco portfolio acquisition	—	(35,703)	—
Investments in Medallion Bank and other controlled subsidiaries, net	(4,761)	(2,658)	(902)
Capital expenditures	(488)	(486)	(350)
Cash received for sold BLL SBA Section 7 (a) loans	—	—	20,472

Net cash used for investing activities	(59,736)	(54,688)	(48,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	361,881	269,656	143,246
Repayments of funds borrowed	(308,777)	(215,434)	(81,728)
Proceeds from Trust Preferred Securities issued	35,000	—	—
Proceeds from exercise of stock options	648	1,244	1,167
Payments of declared dividends	(13,285)	(11,426)	(8,527)
Purchase of treasury stock at cost	(327)	—	(3,608)
Commitment fees on SBA leverage	—	(135)	—

Net cash provided by financing activities	75,140	43,905	50,550

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,055	(7,409)	4,555
CASH and cash equivalents, beginning of year	15,399	22,808	18,253

CASH and cash equivalents, end of year	$33,454	$15,399	$22,808

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$29,435	$23,713	$16,802
Cash paid during the year for income taxes	—	—	—
Non-cash investing activities-net transfers to (from) other assets	—	—	3,582

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

The Company also conducts business through Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business; and Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans. MFC, MCI, and FSVC, as SBICs, are regulated and financed in part by the SBA. The Company also conducts business through our asset-based lending division, Medallion Business Credit (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables, which prior to December 31, 2007, was a wholly-owned investment company subsidiary. On December 31, 2007, Medallion Business Credit was merged into the Company and ceased to exist as a separate legal entity. Until October 2005, the Company also conducted business through Business Lenders, LLC (BLL), licensed under the Small Business Administration (SBA) Section 7(a) program. On October 17, 2005, the Company completed the sale of the loan portfolio and related assets of BLL. In connection with this transaction, the Company sold assets in the amount of $22,799,000, less liabilities assumed by the buyer in the amount of $2,327,000. The assets were sold at book value, and therefore no gain or loss, excluding transaction costs, was recognized as a result of this transaction. For 2005, BLL generated net decease in net assets resulting from operations of $1,003,000, and net investment loss after taxes of $696,000.

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $35,020,000 at December 31, 2007, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

In December 2006, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust II (Trust II), for the purpose of owning medallion loans originated by MFC or others. Trust II is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust II, will be entitled to be satisfied out of Trust II’s assets prior to any value in Trust II becoming available to Trust II’s equity holders. The assets of Trust II, aggregating $132,576,000 at December 31, 2007 and $71,884,000 at December 31, 2006, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust II. Trust II’s loans are serviced by MFC.

In December 2006, September 2006, and previously in June 2003, MFC through several wholly-owned and newly formed subsidiaries which, along with an existing subsidiary (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions out of foreclosure which are leased to fleet operators while being held for sale.

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

Additionally, MB began issuing brokered certificates of deposit in January 2004, and purchased over $84,150,000 of taxicab medallion and asset-based loans from affiliates of the Company. On April 1, 2004, MB purchased a consumer loan portfolio from an unrelated financial institution for consideration of $86,309,000. The purchase was funded with $7,700,000 of additional capital contributed by the Company and with deposits raised by MB. In the 2004 third quarter, Medallion Bank began originating consumer loans similar to the acquired portfolio, which are serviced by a third party.

In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others. The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. The assets of the Trust, aggregating $337,728,000 at December 31, 2007 and $327,202,000 at December 31, 2006, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust. The Trust’s loans are serviced by MFC.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for MB and other portfolio investments. All significant intercompany transactions, balances, and profits have been eliminated in consolidation. As non-investment companies, MB is not consolidated with the Company, which is an investment company under the 1940 Act. See Note 3 regarding our change in reporting entity in 2006, and note 4 for the presentation of financial information for MB.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 10% and 13% of the investment portfolio at December 31, 2007 and 2006, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $4,263,000 and $15,969,000 at December 31, 2007 and 2006, and non-marketable securities of $617,000 and $99,000 in the comparable periods. The $57,501,000 and $50,448,000 related to portfolio investments in controlled subsidiaries at December 31, 2007 and 2006 were all non-marketable in each period. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 4 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 76% and 72% of the Company’s investment portfolio at December 31, 2007 and 2006 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 80% and 79% were in New York City at December 31, 2007 and 2006. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (14% and 15% at December 31, 2007 and 2006) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, food services, wholesaling, real estate, business services, transportation and warehousing, and various other industries. These loans are made primarily in the metropolitan New York City area, and historically included loans guaranteed by the SBA under its Section 7(a) program, less the sale of the guaranteed portion of those loans. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005. Investments in unconsolidated controlled subsidiaries, equity investments, and investment securities were 9%, 1%, and 0% at December 31, 2007, compared to 8%, 3%, and 2% at December 31, 2006.

On a managed basis, which includes the investments of MB after eliminating the Company’s investment in MB and other controlled subsidiaries, medallion loans were 63% at both December 31, 2007 and 2006 (83% and 82% in New York City), commercial loans were 19% and 18%, and 15% and 13% were consumer loans in all 50 states collateralized by recreational vehicles, boats, and trailers. Investment securities were 2% and 4% at December 31, 2007 and 2006, and equity investments were 1% and 2%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2007, and 2006, net origination costs totaled approximately $734,000 and $631,000. Amortization expense for the years ended December 31, 2007, 2006, and 2005 was $495,000, $510,000, and $1,480,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At December 31, 2007 and 2006, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2007, 2006, and 2005.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At December 31, 2007, 2006, and 2005, total non-accrual loans were approximately $21,968,000, $13,670,000, and $22,641,000, and represented 4%, 3%, and 4% of the gross medallion and commercial loan portfolio at each yearend. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $6,856,000, $5,281,000, and $6,744,000 as of December 31, 2007, 2006, and 2005, of which $2,892,000, $2,103,000, and $2,904,000 would have been recognized in the years ended December 31, 2007, 2006, and 2005.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement

No. 125” (SFAS 140). In addition, we are in compliance with Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with SFAS 156, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company was $168,781,000 and $168,463,000 at December 31, 2007 and 2006, and included $163,816,000 and $153,271,000 of loans serviced for MB. The Company has evaluated the servicing aspect of its business in accordance with SFAS 156, substantially all of which relates to servicing assets held by MB, and determined that no material servicing asset or liability exists as of December 31, 2007 and 2006.

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

The activity in the reserve for servicing fee receivable follows:

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Beginning Balance	$—	$—	$1,037
Reversal related to sale of servicing asset	—	—	(1,063)
Increases (decreases) charged to operations	—	—	27

Ending Balance	$—	$—	$—

The Company also had the option to sell the unguaranteed portions of loans to third party investors. The gain or loss on such sales was calculated in accordance with SFAS No. 140. The Company had no sales of unguaranteed portions of loans to third party investors for the years ended December 31, 2007, 2006, and 2005. The Company sold substantially all of the Section 7(a) loans in its portfolio in connection with the sale of the assets of BLL to a subsidiary of Merrill Lynch in October 2005.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments was $4,614,000, $4,000, and ($8,664,000) as of December 31, 2007, 2006, and 2005. Our investment in Medallion Bank, a wholly owned portfolio investment, is a also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See note 3 for change in the reporting entity and note 4 for the presentation of financial information for Medallion Bank.

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the years ended December 31, 2007, 2006, and 2005.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2004	$(7,791)	$685	$(512)	$(7,618)
Increase in unrealized
Appreciation on investments	158	(520)	—	(362)
Depreciation on investments	(1,925)	(1,022)	(1,123)	(4,070)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	1,486	—	1,486
Losses on investments	309	—	238	547
Reversal of reserves on sold SBA Section 7(a) loans	1,340	—	—	1,340
Other	13	—	—	13

Balance December 31, 2005	(7,896)	629	(1,397)	(8,664)
Increase in unrealized
Appreciation on investments	—	4,236	921	5,157
Depreciation on investments	824	(173)	—	651
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(2,579)	—	(2,579)
Losses on investments	4,016	—	1,423	5,439

Balance December 31, 2006	(3,056)	2,113	947	4
Increase in unrealized
Appreciation on investments	—	2,127	8,245	10,372
Depreciation on investments	(4,246)	(133)	(159)	(4,538)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(1,361)	(571)	(1,932)
Losses on investments	833	—	—	833
Other	—	(4)	(121)	(125)

Balance December 31, 2007	($6,469)	$2,742	$8,341	$4,614

The table below summarizes components of unrealized and realized gains and losses in the investment portfolios for the years ended December 31, 2007, 2006, and 2005.

(Dollars in thousands)	2007	2006	2005
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$2,127	$4,236	$1,136
Unrealized depreciation	(4,379)	(7,185)	(1,320)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	2,292	7,454	5,012
Realized gains	(11,647)	(2,579)	(5,514)
Realized losses	833	4,016	482
Unrealized gains (losses) on foreclosed properties	6,740	921	(1,123)

Total	$(4,034)	$6,863	$(1,327)

Net realized gains on investments
Realized gains	$2,914	$2,579	$5,514
Realized losses	(833)	(4,016)	(919)
Other gains	10,732	5,997	2,533
Direct recoveries (charge-offs)	23	(1,484)	(3,522)
Realized gains on foreclosed properties	1,336	4	—

Total	$14,172	$3,080	$3,606

Goodwill

Effective January 1, 2002, coincident with the adoption of SFAS No.142, “Goodwill and Intangible Assets,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for 2007, 2006, and 2005. The Company conducts annual appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $457,000, $415,000, and $579,000 for the years ended December 31, 2007, 2006, and 2005.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $964,000, $634,000, and $1,192,000 for the years ended December 31, 2007, 2006, and 2005. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts on the balance sheet for all of these purposes were $3,918,000 and $2,747,000 as December 31, 2007 and 2006.

Federal Income Taxes

The Company and each of its major subsidiaries other than MB (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2006 and 2005, and anticipates qualifying and filing as a RIC for 2007. Income tax (provision) benefit reported on the consolidated statements of operations were $0, $0, and $14,000 for the years ended December 31, 2007, 2006, and 2005, and primarily related to the taxes owed by or refunds due from a limited partnership investment of MCI.

MB is not a RIC and is taxed as a regular corporation. Fin Trust, Trust, and Trust II are not subject to federal income taxation instead their taxable income is treated as having been earned by MFC.

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

The table below shows the calculation of basic and diluted EPS.

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Net increase in net assets resulting from operations available to common shareholders	$15,436	$13,108	$6,861

Weighted average common shares outstanding applicable to basic EPS	17,480,523	17,293,665	17,087,034
Effect of dilutive stock options	305,787	467,374	465,194

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,786,310	17,761,039	17,552,228

Basic earnings per share	$0.88	$0.76	$0.40
Diluted earnings per share	0.87	0.74	0.39

Potentially dilutive common shares excluded from the above calculations aggregated 795,936, 611,762, and 585,677 shares as of December 31, 2007, 2006, and 2005.

Dividends to Shareholders

The table below shows the tax character of distributions for tax reporting purposes.

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Dividends paid from
Investment income, net	$6,085	$6,049	$4,894
Realized gain from investment transactions, net	7,200	5,377	3,633

Total dividends	$13,285	$11,426	$8,527

Our ability to make dividend payments is restricted by SBA regulations and under the terms of the SBA debentures. As of December 31, 2007, the Company anticipates paying an estimated $1,782,000 of ordinary income dividends for tax purposes by September 15, 2008.

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

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During 2007 and 2006, the Company issued 209,674 and 207,162 shares of stock-based compensation awards, and recognized $323,000 and $342,000, or $0.02 per diluted common share for each year, of non-cash stock-based compensation expense related to the option grants. During 2005, the Company issued 38,000 shares of stock-based compensation awards, and would have recognized $319,100 or $0.02 per share of non-cash stock-based compensation expense. As of December 31, 2007, the total remaining unrecognized compensation cost related to unvested stock options was $348,000, which is expected to be recognized over the next thirteen quarters (see note 6).

Had the compensation cost for the Company’s stock-based compensation plan been determined under the fair value recognition provisions in SFAS No. 123 prior to the date of adopting SFAS No. 123R, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts below for the year ended December 31 2005.

(Dollars in thousands)	2005
Net increase in net assets resulting from operations	$6,861
Add: stock-based employee compensation expense determined under APB No.25, included in net increase in net assets resulting from operations	—
Less: stock-based employee compensation expense determined under fair value method	(319)

Net increase in net assets resulting from operations, pro forma	$6,542

Net value per share
Basic-as reported	$0.40
Basic-pro forma	0.38

Diluted-as reported	0.39
Diluted-pro forma	0.37

Derivatives

The Company had no interest rate cap agreements or other derivative investments outstanding during 2007, 2006, and 2005.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) CHANGE IN THE REPORTING ENTITY

Since MB commenced operations in December 2003, the Company had historically consolidated MB’s financial statements with those of its own. Although MB is not an investment company, and SEC rules generally do not permit investment companies such as the Company to consolidate the financial statements of non-investment companies, such as MB, the Company had sought and obtained a letter from the SEC in March 2004 permitting such consolidation. The Company believed that consolidating MB provided a more complete and accurate representation of the Company’s full scope of operations, and its complete financial position and results of operations.

During August 2006, the Company filed a registration statement on Form N-2 which the SEC staff reviewed and on which they provided comments, including those relating to the consolidation of the accounts of MB which have evolved since 2004. Based on discussions with the SEC staff, the Company determined during the 2006 fourth quarter to voluntarily not consolidate MB and present MB as a portfolio company. The Company determined that this change represents a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly the Company retrospectively applied this change to the financial statements of all prior periods presented, including previously issued interim periods presented, included in its 2006 Form 10-K. The effect of this retrospective application was to present the Company’s financial position and results of operations as if MB had not been consolidated for all periods presented and to present MB as an unconsolidated portfolio investment. Although this created changes in the reported levels of assets, liabilities, revenues, and expenses, our net increase in net assets resulting from operations, shareholders’ equity, and the related amounts per common share were unchanged.

(4) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents MB’s statement of operations and other valuation adjustments on other controlled subsidiaries for the years ended December 31, 2007, 2006, and 2005.

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Statement of operations
Investment income	$36,564	$29,975	$22,403
Interest expense	13,804	10,453	6,414

Net interest income	22,760	19,522	15,989
Noninterest income	337	490	408
Operating expenses	7,190	6,289	5,543

Net investment income before income taxes	15,907	13,723	10,854
Income tax provision	4,059	4,388	1,973

Net investment income after income taxes	11,848	9,335	8,881
Net realized/unrealized losses of MB and other controlled subsidiaries (1)	(9,556)	(1,881)	(3,869)

Net increase in net assets resulting from operations of MB and other controlled subsidiaries	$2,292	$7,454	$5,012

(1)

Includes $890, $1,450, and ($231) of net realized/unrealized gains (losses) of controlled subsidiaries other than Medallion Bank for the years ended December 31, 2007, 2006, and 2005. Also reflects $5,750 of unrealized depreciation on Medallion Bank in 2007 to adjust the investment carrying amount to reflect the dividend paid to the parent.

The following table presents MB’s balance sheets and the net investment in other controlled subsidiaries as of December 31, 2007 and 2006.

(Dollars in thousands)	2007	2006
Loans	$315,108	$267,840
Investment securities, at fair value	21,838	21,683

Net investments ($0 pledged as collateral under borrowing arrangements at December 31, 2007 and 2006)	336,946	289,523
Cash ($0 at December 31, 2007 and 2006 restricted as to use by lender)	17,025	14,699
Receivable from parent	1,059	—
Other assets, net	6,743	5,209

Total assets	$361,773	$309,431

Other liabilities	$4,080	$832
Payable to parent	—	267
Deposits and federal funds purchased, including accrued interest payable	302,800	261,484

Total liabilities	306,880	262,583
Medallion Bank equity	54,893	46,848

Total liabilities and equity	$361,773	$309,431

Investment in other controlled subsidiaries	$3,667	$3,373
Total investment in MB and other controlled subsidiaries	57,501	50,488

(1)	Included in MB’s net investments is $1,203 and $1,859 for purchased loan premium and facility fees at December 31, 2007 and 2006.

The following paragraphs summarize the accounting and reporting policies of MB, and provide additional information relating to the table presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2007 and 2006, the net premium on investment securities totaled $92,000 and $245,000, and amortization expense was $140,000, $160,000, and $177,000 for 2007, 2006, and 2005.

MB’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. As a result, these loans are not typically placed on nonaccrual, but are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At December 31, 2007, $623,000 of consumer loans to individuals in bankruptcy, representing less than 1% of consumer loans, were on nonaccrual. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was immaterial for all periods presented. None of MB’s medallion or commercial loans were on nonaccrual as of December 31, 2007 and 2006.

MB’s loan and investment portfolios are assessed for collectability on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. The consumer portfolio purchase in 2004 was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000 of which $654,000, $986,000 and $1,511,000 was amortized into interest income during 2007, 2006, and 2005. The premium amounts on the balance sheet were $1,239,000 and $1,893,000 as of December 2007 and 2006. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described previously in note 2.

In January 2004, MB commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to MB. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2007 and 2006 was $645,000 and $999,000, and $795,000 $699,000, and $585,000 was amortized to interest expense during 2007, 2006, and 2005. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending December 31,						December 31, 2007	December 31, 2006	Interest Rate (1)
(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter
Deposits and fed funds purchased	$200,316	$91,924	$10,560	$—	$—	$—	$302,800	$261,484	4.85%

(1)	Weighted average contractual rate as of December 31, 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require MB to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting MB’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, and that the Tier I Leverage Capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of MB’s capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including an aggregate of $6,800,000 contributed over various months in 2007 and an aggregate of $1,550,000 contributed similarly in 2006. Separately, Medallion Bank paid dividends to the Company of $5,750,000 in 2007 and $0 in 2006. Without the capital infusions by the Company, a portion of the Medallion Bank dividends would have been retained to ensure Medallion Bank met its capital ratio requirements, and in such circumstance, if the Company maintained its dividend at the existing levels, a portion of those dividends could have represented a tax-free return of capital.

The following table represents MB’s actual capital amounts and related ratios as of December 31, 2007 and 2006, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of December 31, 2007, MB meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory		December 31, 2007	December 31, 2006
(Dollars in Thousands)	Minimum	Well-capitalized
Tier I capital	$13,884	$17,356	$54,869	$47,093
Total capital	26,888	33,610	59,109	50,680
Average assets	—	—	347,111	299,479
Risk-weighted assets	—	—	336,103	284,524
Leverage ratio (1)	4%	5%	15.8%	15.7%
Tier I capital ratio (2)	4	6	16.3	16.6
Total capital ratio (2)	8	10	17.6	17.8

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(5) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending December 31,						December 31, 2007	December 31, 2006	Interest Rate (1)
(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter
Revolving lines of credit	$290,791	$120,658	$—	$—	$—	$—	$411,449	$348,749	5.58%
SBA debentures	—	—	—	17,985	13,500	45,765	77,250	77,250	6.05
Preferred securities	—	—	—	—	—	33,000	33,000	—	7.68
Notes payable to banks	14,281	1,855	4,714	—	—	—	20,850	15,210	6.81
Margin loans	—	—	—	—	—	—	—	13,928	—

Total	$305,072	$122,513	$4,714	$17,985	$13,500	$78,765	$542,549	$455,137	5.83

(1)	Weighted average contractual rate as of December 31, 2007.

(A) REVOLVING LINES OF CREDIT

In December 2006, and as renegotiated in December 2007, Trust II entered into a revolving line of credit agreement with Citibank N.A., to provide up to $250,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (Citi line), of which $120,658,000 was outstanding at December 31, 2007. Borrowings under Trust II’s revolving line of credit are collateralized by Trust II’s assets. MFC is the servicer of the loans owned by Trust II. The Citi line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The Citi line matures in November 2008 with a term-out to December 2009. The interest rate is a pooled short-term commercial paper rate, which approximates LIBOR (4.60% at December 31, 2007), plus 0.47% with a facility fee of 0.15% on the aggregate Citi line, and prior to December 2007 was plus 0.35% with a facility fee of 0.125%.

In September 2002, and as renegotiated in September 2003, January 2005, January 2006, September 2006, and December 2006, the Trust entered into a revolving line of credit agreement (amended) with Merrill Lynch Commercial Finance Corp., as successor to Merrill Lynch Bank, USA (MLB) to provide up to $375,000,000 of financing to acquire medallion loans from MFC (MLB line), of which $290,791,000 was outstanding at December 31, 2007. Borrowings under the Trust’s revolving line of credit are collateralized by the Trust’s assets. MFC is the servicer of the loans owned by the Trust. The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The MLB line matures in September 2008. Effective January 2005, the interest rate was generally LIBOR (4.60% at December 31, 2007) plus 0.75% with an unused facility fee of 0.375% on unused amounts up to $250,000,000. The facility fees were $500,000 in September 2006, $200,000 in February 2006, $200,000 in January 2006, $300,000 in September 2005; and $94,000 remains to be paid pro rata over the next 3 quarters.

(B) SBA DEBENTURES

In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of December 31, 2007, $80,000,000 of commitments had been fully utilized, and $19,500,000 was available for borrowing.

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

(C) PREFERRED SECURITIES, NOTES PAYABLE TO BANKS, AND MARGIN LOANS

On September 19, 2007, MFC entered into a $10,000,000 revolving note agreement with Citibank that matures on June 30, 2008. The line is secured by medallion loans of MFC that are in process of being sold to Trust II, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate (7.25% at December 31, 2007) minus 1.00%, payable monthly. As of December 31, 2007, $0 had been drawn down under this line.

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR plus 2.125%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, the Company was able to acquire $2,000,000 of the preferred securities for $1,300,000, realizing a gain of $700,000 in a transaction with a third party investor. At December 31, 2007, $33,000,000 was outstanding on the preferred securities.

In March 2007, the Company entered into a margin loan agreement with Smith Barney. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is generally available at 99% of the current fair market value of the securities. The margin loan bears interest at LIBOR (4.60% at December 31, 2007) plus 0.35%. As of December 31, 2007, $0 had been drawn down under this margin loan.

In December 2006, the Company entered into a margin loan agreement with Bear Stearns & Co. Inc. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is generally available at 99% of the current fair market value of the securities. The margin loan bears interest at LIBOR (4.60% at December 31, 2007) plus 0.50%. As of December 31, 2007, $0 had been drawn down under this margin loan.

In December 2006, certain operating subsidiaries of MFC entered into an aggregate $966,000 of note agreements with New York Commercial Bank, which was increased by $756,000 in January 2007, and by $2,250,000 in May 2007, to an aggregate of $3,972,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $3,848,000 was outstanding at December 31, 2007. The note agreements bear interest at 6.50% or 6.74%, payable monthly. The notes mature December 4, 2009, January 5, 2010 and May 22, 2010, and are guaranteed by the Company. Principal and interest payments of $35,000 are due monthly, with the balance due at maturity.

In October 2006, certain operating subsidiaries of MFC entered into an aggregate $840,000 of note agreements with Metropolitan Bank of New York, which was increased by $2,250,000 in May 2007 to an aggregate of $3,090,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $3,002,000 was outstanding at December 31, 2007. The note agreements bear interest at 6.75% or 6.85%, payable monthly. The notes mature October 30, 2009 and June 1, 2010 and are guaranteed by MFC. Principal and interest payments of $24,000 are due monthly, with the balance due at maturity.

On January 25, 2005, MFC entered into a $4,000,000 revolving note agreement with New York Commercial Bank, formerly known as Atlantic Bank of New York that matured on December 1, 2005, and which maturity was extended by New York Commercial Bank to August 1, 2008. On March 6, 2006, the line of credit was increased to $6,000,000, and was further increased to $8,000,000 in March 2007. The line is secured by medallion loans of MFC that are in process of being sold to the Trust, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate (7.25% at December 31, 2007) minus 0.25%, payable monthly. As of December 31, 2007, $0 had been drawn down under this line.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that was further extended to June 30, 2008 and was increased to $20,000,000. The line is secured by certain pledged assets of the Company and MBC, and is subject to periodic borrowing base requirements. Effective August 2006, the line bears interest, payable monthly, at LIBOR (4.60% at December 31, 2007) plus 2.0% with no unused fee, and prior to that was at the prime rate, and was subject to an unused fee of 0.125%. As of December 31, 2007, $14,000,000 had been drawn down under this line.

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

(6) STOCK OPTIONS

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At December 31, 2007, 652,384 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock is issuable under the 2006 Director Plan. At December 31, 2007, 55,000 shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At December 31, 2007, 1,468,055 shares of the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,206,190 shares were exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.93, $2.25, and $2.05 per share for the years ended December 31, 2007, 2006, and 2005. The following assumptions were used for the shares granted during 2007, 2006, and 2005.

	Year ended December 31,
	2007	2006	2005
Risk free interest rate	4.92%	4.75%	4.32%
Expected dividend yield	8.00	8.00	8.00
Expected life of option in years	5.88	7.00	7.00
Expected volatility (1)	35.00	35.00	44.00

(1)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the years ended December 31, 2007, 2006, and 2005.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,883,209	$3.50-29.25	$9.75
Granted	38,000	9.27-9.60	9.44
Cancelled	(48,607)	4.85-18.75	13.61
Exercised (1)	(218,198)	3.87-8.72	5.30

Outstanding at December 31, 2005	1,654,404	3.50-29.25	10.21
Granted	207,162	13.06-13.06	13.06
Cancelled	(151,918)	4.85-29.25	17.03
Exercised (1)	(253,118)	3.70-8.40	4.94

Outstanding at December 31, 2006	1,456,530	3.50-29.25	10.82
Granted	209,674	10.76-11.24	11.11
Cancelled	(95,499)	8.51-13.06	11.78
Exercised (1)	(102,650)	3.87-8.51	6.30

Outstanding at December 31, 2007 (2)	1,468,055	$3.50-29.25	$11.12

Options exercisable at
December 31, 2005	1,505,067	$3.50-29.25	$10.10
December 31, 2006	1,233,512	3.50-29.25	10.79
December 31, 2007 (2)	1,206,190	3.50-29.25	11.13

(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $523,000, $1,186,000, and $1,011,000 for 2007, 2006, and 2005.

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2007 and the related exercise price of the underlying options, was $2,518,292 for outstanding options and $2,453,392 for exercisable options as of December 31, 2007.

The following table presents the activity for the unvested options outstanding under the plan for the year ended December 31, 2007.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2006	223,018	$6.89-13.06	$8.66
Granted	209,674	10.76-11.24	11.11
Cancelled	(50,502)	8.51-13.06	10.99
Vested	(120,325)	6.89-13.06	11.08

Outstanding at December 31, 2007	261,865	$8.51-13.06	$11.08

The fair value of the options vested was $510,000, $1,665,000, and $3,709,000 in 2007, 2006, and 2005.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2007 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding			Options Exercisable
	Weighted average			Weighted average
Range of Exercise Prices	Shares at December 31, 2007	Remaining contractual life in years	Exercise price	Shares at December 31, 2007	Remaining contractual life in years	Exercise price
$ 3.50-5.51	403,200	4.55	$4.88	403,200	4.55	$4.88
6.50-13.75	682,073	6.67	10.58	420,208	5.55	10.27
14.25-15.56	42,848	2.20	14.71	42,848	2.20	14.71
17.25-18.75	289,934	1.43	17.41	289,934	1.43	17.41
29.25-29.25	50,000	0.34	29.25	50,000	0.34	29.25

$ 3.50-29.25	1,468,055	4.70	11.12	1,206,190	3.89	11.13

(7) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the Company’s quarterly results of operations for the years ended December 31, 2007, 2006, and 2005.

(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
2007 Quarter Ended
Investment income	$10,439	$13,157	$13,555	$14,242
Net investment income (loss) after income taxes	(395)	1,618	1,555	2,520
Net increase in net assets resulting from operations	3,780	4,272	3,602	3,782
Net increase in net assets resulting from operations per common share
Basic	$0.22	$0.24	$0.21	$0.22
Diluted	0.21	0.24	0.20	0.21

2006 Quarter Ended
Investment income	$10,014	$9,338	$9,630	$10,653
Net investment income after income taxes	1,727	329	144	965
Net increase in net assets resulting from operations	1,787	4,076	1,401	5,844
Net increase in net assets resulting from operations per common share
Basic	$0.10	$0.24	$0.08	$0.34
Diluted	0.10	0.23	0.08	0.33

2005 Quarter Ended
Investment income	$8,195	$8,763	$8,863	$8,990
Net investment income after income taxes	1,020	1,854	668	1,040
Net increase in net assets resulting from operations	2,236	447	3,575	603
Net increase in net assets resulting from operations per common share
Basic	$0.13	$0.03	$0.21	$0.04
Diluted	0.13	0.03	0.20	0.03

(8) RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary by clarifying that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity. It requires that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements which shall be applied retrospectively. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations which establishes principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value, as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective prospectively to business combinations in fiscal years beginning on or after December 15, 2008. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance, any adjustment to amounts recognized in accumulated other comprehensive income. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006 and not before June 16, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes.” The interpretation sets a recognition threshold and measurement attribute for recognizing tax positions in a company’s financial statements based on a determination whether it is likely or not that the tax position would withstand a tax audit, without regard for the likelihood of a tax audit taking place. Assuming a position meets the ”more-likely-than-not” threshold, the interpretation also prescribes a measurement attribute requiring determination of how much of the tax position would ultimately be allowed if challenged. The interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

(9) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallions, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(10) COMMITMENTS AND CONTINGENCIES

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

Employment agreements expire at various dates through 2012. At December 31, 2007, minimum payments under employment agreements are as follows:

(Dollars in thousands)
2008	$2,198
2009	1,263
2010	773
2011	638
2012	266
2013 and thereafter	—

Total	$5,138

(b) Other Commitments

The Company had portfolio commitments outstanding of $1,760,000 at December 31, 2007 that are generally on the same terms as those to existing borrowers or investees. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, the Company had approximately $37,162,000 of undisbursed funds relating to revolving credit facilities with borrowers. These amounts may be drawn upon at the customer’s request if they meet certain credit requirements.

Commitments for leased premises expire at various dates through June 30, 2016. At December 31, 2007, minimum rental commitments for non-cancelable leases are as follows:

(Dollars in thousands)
2008	$1,207
2009	1,169
2010	1,114
2011	1,114
2012	1,039
2013 and thereafter	3,173

Total	$8,816

Rent expense was $1,353,000, $1,266,000, and $1,339,000 for the years ended December 31, 2007, 2006, and 2005.

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

(11) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and MB, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company.

A member of the Board of Directors of the Company since 1996 was also senior counsel in the Company’s primary law firm. Amounts paid to the law firm were approximately $837,000, $542,000, and $198,000 in 2007, 2006, and 2005.

During 2007, 2006, and 2005 we serviced $163,816,000, $155,099,000 and $129,391,000 in loans for MB. Included in net investment income were amounts as described below that were received from MB for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf:

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Servicing fees	$1,395	$1,327	$1,292
Loan origination fees	452	381	276
Reimbursement of operating expenses	173	167	170
Interest income	7	16	15

Total other income	$2,027	$1,891	$1,753

SPAC

Included in deferred costs in other assets is $642,000 of investments in and loans to a special purpose acquisition company (the SPAC), 91%-owned by the Company which is currently in registration with the SEC to register units for sale in an initial public offering. Of this amount, $445,000 was repaid upon completion of the offering, which occurred after year end, see note 17. Prior to the consummation of the offering, the Company purchased warrants for $5,900,000 from the SPAC in a private placement which will allow it to acquire 5,900,000 additional shares of common stock. After the offering, the Company owned approximately 18% of the SPAC’s outstanding shares. If the SPAC is unable consummate an approved business combination within 24 months of its offering, the Company’s entire investment in the SPAC will become worthless as all of the assets of the SPAC will be used to repay the public stockholders.

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

The Company will also agree to indemnify the SPAC in the event of the SPAC’s liquidation for all claims of any vendors, service providers, or other entities that are owed money by the SPAC for services or financing provided or contracted for, or for products sold to the SPAC, including claims of any prospective acquisition targets. In addition, the Company, as the majority owner of the SPAC, may advance additional funds for operational and acquisition-related purposes, which may be repaid from the proceeds of the offering or the ultimate disposition of the Company’s equity investment in the SPAC.

Certain of the Company’s officers and directors also serve as officers and directors of the SPAC, and in that role entered into agreements with the SPAC and its underwriter(s) to present to the SPAC, prior to presentation to any other person or entity, opportunities to acquire entities, until the earlier of the SPAC’s consummation of a business combination, the SPAC’s liquidation, or until such time as they cease to be an officer or director of the SPAC. The Company entered into a similar agreement.

SPAC 2

Included in deferred costs in other assets is $504,000 of investments in and loans to a special purpose acquisition company (SPAC 2), 74%-owned by the Company which is currently in organization prior to registration with the SEC to register units for sale in an initial public offering. Up to $375,000 of this may be repayable upon completion of the offering or December 26, 2008, whichever is first. Prior to the offering, the Company will purchase warrants for $4,125,000 from SPAC 2 in a private placement which will allow it to acquire 4,125,000 additional shares of common stock. After the offering, the Company will own approximately 17% of SPAC 2’s outstanding shares. If SPAC 2 is unable consummate an approved business combination within 24 months of its offering, the Company’s entire investment in SPAC 2 will become worthless as all of the assets of SPAC 2 will be used to repay the public stockholders.

The Company will also agree to indemnify SPAC 2 in the event of SPAC 2’s liquidation for all claims of any vendors, service providers, or other entities that are owed money by SPAC 2 for services rendered or contracted for, or for products sold to SPAC 2, including claims of any prospective acquisition targets. In addition, the Company, as the majority owner of SPAC 2, may advance additional funds for operational and acquisition-related purposes, which may be repaid from the proceeds of the offering or the ultimate disposition of the Company’s equity investment in SPAC 2.

Certain of the Company’s officers and directors also serve as officers and directors of SPAC 2, and in that role will enter into agreements with SPAC 2 and its underwriter(s) to present to SPAC 2, prior to presentation to any other person or entity, opportunities to acquire entities, until the earlier of SPAC 2’s consummation of a business combination, SPAC 2’s liquidation, or until such time as they cease to be an officer or director of SPAC 2. The Company will also enter into a similar agreement.

(12) SHAREHOLDERS’ EQUITY

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock during the following six months, with an option for the Board of Directors to extend the time frame for completing the purchases. In November 2004, the repurchase program was increased by an additional $10,000,000. As of December 31, 2007, 1,386,433 shares were repurchased for $12,606,000.

(13) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows:

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Servicing fees	$1,436	$1,327	$1,879
Prepayment penalties	460	782	874
Late charges	277	228	332
Accretion of discount	—	—	350
Other	271	309	418

Total noninterest income	$2,444	$2,646	$3,853

Included in prepayment penalties in 2006 and 2005 was $629,000 and $810,000 related to the early payoff of several large loans. The decrease in servicing fees, late charges, accretion of discount, and other income from 2005 primarily reflects the sale of BLL’s loan portfolio in October 2005.

The major components of other operating expenses were as follows:

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Travel, meals, and entertainment	$548	$491	$652
Office expense	535	294	329
Depreciation and amortization	457	415	579
Miscellaneous taxes	436	274	221
Directors fees	345	492	426
Insurance	308	302	396
Loan collection costs	254	372	237
Telephone	205	194	258
Other expenses	599	678	1,048

Total other operating expenses	$3,687	$3,512	$4,146

Operating expenses decreased as a whole primarily due to the sale of BLL in October 2005. Travel, meals, and entertainment increased due to an increase in investment development activities in 2007. Office expenses increased in 2007 due to office repairs and maintenance expenses, and the disposal and writeoffs of certain assets. Miscellaneous taxes increased due to $325,000 of franchise tax expense incurred in 2007 , partially offset by a $113,000 tax refund. Directors fees decreased due to additional fees recorded in 2006 due to increases in the amounts paid to directors and in the number of board meetings held. Loan collection costs were down from unusually high levels in 2006. Other expenses decreased from 2006 primarily reflecting lower other operating expenses and operating losses.

(14) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Year ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003
Net share data
Net asset value at the beginning of the year	$9.73	$9.69	$9.83	$8.89	$8.87
Net investment income	0.30	0.18	0.26	0.01	0.13
Income tax (provision) benefit	0.00	0.00	0.00	(0.01)	(0.00)
Net realized gains on investments	0.80	0.17	0.21	0.13	0.63
Net change in unrealized appreciation (depreciation) on investments	(0.23)	0.39	(0.08)	1.09	(0.65)

Net increase in net assets resulting from operations	0.87	0.74	0.39	1.22	0.11
Issuance of common stock	(0.01)	(0.04)	(0.06)	0.00	0.00
Repurchase of common stock	0.01	—	0.03	0.05	—
Distribution of net investment income	(0.45)	(0.44)	(0.29)	(0.14)	(0.09)
Distribution of net realized gains on investments	(0.31)	(0.22)	(0.21)	(0.19)	—
Other	0.02	—	—	—	—

Total increase (decrease) in net asset value	0.13	0.04	(0.14)	0.94	0.02

Net asset value at the end of the year (1)	$9.86	$9.73	$9.69	$9.83	$8.89

Per share market value at beginning of year	$12.37	$11.26	$9.70	$9.49	$3.90
Per share market value at end of year	10.02	12.37	11.26	9.70	9.49
Total return (2)	(13)%	16%	21%	6%	146%

Ratios/supplemental data
Average net assets	$171,503	$167,528	$167,909	$162,843	$162,265
Total expense ratio (3)	28%	23%	21%	18%	17%
Operating expenses to average net assets	10.40	8.91	10.11	9.97	9.97
Net investment income (loss) after taxes to average net assets	3.09	1.89	2.73	(0.01)	1.44

(1)

Includes $0.16, $0.08, $0.12, $0.07, and $0.00 of undistributed net investment income per share as of December 31, 2007, 2006, 2005, 2004, and 2003, and $0.00 of undistributed net realized gains per share for all years presented.

(2)

Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the year.

(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.

(15) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one year of service, including the employees of MB. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employee’s contributions may not exceed certain maximum amounts determined under the Code. Employee contributions are invested in various mutual funds according to the directions of the employee. Beginning September 1, 1998, the Company elected to match employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee’s contribution but in no event greater than 2% of the portion of such employee’s annual salary eligible for 401(k) Plan benefits. The Company’s 401(k) plan expense, which including amounts for the employees of MB, was approximately $98,000, $59,000, and $67,000 for the years ended December 31, 2007, 2006, and 2005.

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

(a) Investments - The Company’s investments are recorded at the estimated fair value of such investments.

(b) Floating rate borrowings - Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2007 and 2006, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2007		December 31, 2006
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Investments	$653,046	$653,046	$592,933	$592,933
Cash	33,454	33,454	15,399	15,399
Financial Liabilities
Funds borrowed	542,549	542,549	455,137	455,137

(17) SUBSEQUENT EVENTS

On February 13, 2008, the Company’s board of directors declared a $0.19 per share common stock dividend, payable on March 31, 2008 to shareholders of record on March 14, 2008.

On January 24, 2008, the SPAC consummated its initial public offering (IPO), the results of which reduced the Company’s ownership to 20%. Immediately prior to the IPO, the Company purchased 5,900,000 warrants of the SPAC, to acquire common stock in the future under various conditions and restrictions, for $5,900,000. At closing, the SPAC repaid the $200,000 note due to the Company and reimbursed the Company for $245,000 of expenses incurred on its behalf.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31, 2007

(Dollars in thousands)	Industry	State	Security Type	% Held	# of Invest.	% of Total		Interest Rate (1)	Investment Balances
Medallion loans
New York					1,166	61%		6.91%	$399,955
Chicago					286	5		7.43	33,008
Boston					161	5		8.44	32,446
Newark					159	3		8.40	22,058
Cambridge					25	1		8.41	5,174
Other					29	1		7.58	5,481

Total					1,826	76%		7.13%	498,122
Deferred loan acquisition costs									798
Unrealized depreciation on loans									(37)

Medallion loans, net									$498,883

Commercial loans
Secured mezzanine (22% Minnesota, 15% Wisconsin, 11% Indiana, 10% Texas, 7% Iowa, 7% Florida, and 28% all other states)
Manufacturing					21	5%		14.32%	$32,258
Accommodation and food services					4	1		11.40	6,442
Administrative and support services					3	1		17.01	6,265
Wholesale trade					1	1		13.00	4,000
Transportation and warehousing					1		*	14.00	2,850
Professional, scientific, and technical services					2		*	18.81	2,619
Health care and social assistance					1		*	7.00	1,906
Information					3		*	17.67	1,808
Retail trade					1		*	10.88	1,004

Total					37	9%		14.19	$59,152

Asset-based (77% New York, 21% New Jersey, and 2% all other states)
Wholesale trade					10	1%		8.45%	$7,505
Retail trade					7	1		8.87	3,333
Administrative and support services					3		*	8.65	2,879
Transportation and warehousing					5		*	9.51	2,425
Construction					2		*	9.25	1,159
Manufacturing					10		*	10.14	1,111
Arts, entertainment, and recreation					1		*	9.75	569
Finance and insurance					5		*	10.10	506
Professional, scientific, and technical services					1		*	9.25	264
Health care and social assistance					1		*	9.50	89
Real estate and rental and leasing					1		*	9.50	30

Total					46	3%		8.91	$19,870

Other secured commercial (91% New York, 7% New Jersey, and 2% Illinois)
Transportation and warehousing					132	1%		7.25%	$5,152
Accommodation and food services					10	1		9.05	4,763
Retail trade					13	1		11.61	3,843
Other services (except public administration)					18	1		9.56	3,789
Real estate and rental and leasing					6		*	7.39	1,144
Arts, entertainment, and recreation					2		*	8.59	413
Construction					1		*	7.25	148
Manufacturing					1		*	8.00	4

Total					183	3%		9.05	$19,256

Total					266	15%		12.12%	$98,278
Deferred loan acquisition costs									(64)
Unrealized depreciation on loans									(6,432)

Commercial loans, net									$91,782

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31, 2007

(Dollars in thousands)	Industry	State	Security Type	% Held	# of Invest.	% of Total	Interest Rate (1)	Investment Balances
Investment in Medallion Bank and other controlled subsidiaries
Medallion Bank**	Commercial banking	Utah	Common stock	100%	1	8%	14.24%	$53,834
Salt Lake City, Utah
Medallion Hamptons Holding, LLC	Real Estate	NY	Membership Interests	100%	1	*	0.00	1,730
437 Madison Avenue
New York, NY 10022
Generation Outdoors, LLC	Advertising	NY	Common stock	100%	1	*	0.00	17
437 Madison Avenue
New York, NY 10022

Total					3	9%	13.79%	$55,581
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,920

Investment in Medallion Bank and other controlled subsidiaries, net								$57,501

Equity investments
PMC Commercial Trust **	Real Estate Investment Trust		Common Stock	*	1	*%	11.2%	$901
17950 Preston Road, Suite 600
Dallas, TX 75252

Restaurant Technologies	Restaurant Service Provider		Common Stock	*	1	*	0.00	620
940 Apollo Rd. Suite 110
Eagan, MN 55121

Clear Source	Bottled Water Manufacturer		Warrants	*	1	*	0.00	278
2281 Vermont Rte. 66
Randolph, VT 05060

Convergent Capital, Ltd	Commercial Finance		Limited Partnership Interest	7%	1	*	0.00	240
505 N. Highway 169
Minneapolis MN 35441

Micromedics, Inc.	Medical Device Manufacturer		Common Stock	*	1	*	0.00	59
1270 Eagan Industrial Road
St. Paul, MN 55121-1385

Star Concessions, Ltd.	Airport Food and Retail		Limited Partnership Interest	45%	1	*	0.00	40
8008 Cedar Springs Road, Terminal Building LB
Dallas, TX 75235

Appliance Recycling Centers of America, Inc.**	Appliance Recycler		Common Stock	*	1	*	0.00	—
7400 Excelsior Boulevard
Minneapolis, MN 55426-4516

Total					7	*%	4.70%	$2,138
Unrealized appreciation on equities								2,742

Equity investments, net								$4,880

Investment securities

Total					—	—%	—%	$—
Unrealized appreciation on investment securities								—
Investment securities, net								$—

Total investments at cost					2,102	100%	8.45%	$654,119

Deferred loan acquisition costs								734
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,920
Unrealized appreciation on equities								2,742
Unrealized depreciation on loans								(6,469)

Net Investments ($458,102 pledged as collateral under borrowing arrangements)								$653,046

*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act.
(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31, 2006

(Dollars in thousands)	Industry	State	Security Type	% Held	# of Invest.	% of Total		Interest Rate (1)	Investment Balances
Medallion loans
New York					1,187	57%		6.74%	$340,110
Boston					195	6		8.12	32,787
Chicago					335	5		6.88	31,077
Newark					102	2		8.32	10,233
Cambridge					38	1		7.93	8,184
Other					37	1		7.55	5,586

Total					1,894	72%		6.93	427,977
Deferred loan acquisition costs									729
Unrealized depreciation on loans									(457)

Medallion loans, net									$428,249

Commercial loans
Secured mezzanine (24% Minnesota, 13% Wisconsin, 12% Texas, 8% Indiana, 8% Iowa, and 35% all other states)
Manufacturing					18	5%		13.19%	$28,699
Accommodation and food services					4	1		11.50	7,505
Administrative and support services					3	1		16.96	5,939
Transportation and warehousing					1		*	14.00	2,700
Professional, scientific, and technical services					2		*	18.81	2,619
Information					2		*	17.50	2,407
Health care and social assistance					2		*	12.00	2,252
Retail trade					1		*	10.88	1,121
Wholesale trade					1		*	13.75	293
Other services (except public administration)					1		*	12.50	197

Total					35	9%		13.78	$53,732

Asset-based (75% New York, 16% New Jersey, and 9% all other states)
Wholesale trade					8	1%		9.66%	$7,186
Transportation and warehousing					4		*	10.52	3,302
Retail trade					7		*	10.24	2,698
Manufacturing					8		*	11.44	2,145
Administrative and support services					2		*	10.76	1,071
Construction					2		*	10.25	1,030
Real estate and rental and leasing					2		*	10.49	559
Finance and insurance					5		*	11.77	352
Arts, entertainment, and recreation					1		*	11.48	192
Professional, scientific, and technical services					1		*	10.25	133

Total					40	3%		10.28	$18,668

Other secured commercial (75% New York, 10% New Jersey, 8% Arizona, and 7% all other states)
Retail trade					19		*	11.79%	$3,959
Transportation and warehousing					55		*	7.09	3,723
Other services (except public administration)					26		*	9.66	3,712
Real estate and rental and leasing					10		*	8.53	3,047
Accommodation and food services					21		*	10.46	2,795
Information					1		*	11.70	828
Construction					1		*	8.25	305
Arts, entertainment, and recreation					1		*	9.00	97
Manufacturing					2		*	8.95	24
Wholesale trade					1		*	8.50	14

Total					137	3%		9.59	$18,504

Total					212	15%		12.21%	$90,904
Deferred loan acquisition costs									(98)
Unrealized depreciation on loans									(2,599)

Commercial loans, net									$88,207

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31, 2006

(Dollars in thousands)	Industry	State	Security Type	% Held	# of Invest.	% of Total	Interest Rate (1)	Investment Balances
Investment in Medallion Bank and other controlled subsidiaries
Medallion Bank**	Commercial banking	Utah	Common stock	100%	1	8%	0.00%	$46,958
Salt Lake City, Utah
Medallion Hamptons Holding, LLC	Real Estate	NY	Membership Interests	100%	1	*	0.00	1,466
437 Madison Avenue
New York, NY 10022
Generation Outdoors, LLC	Advertising	NY	Common stock	100%	1	*	0.00	774
437 Madison Avenue
New York, NY 10022

Total					3	8%	0.00%	49,198
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,250

Investment in Medallion Bank and other controlled subsidiaries, net								$50,448

Equity investments
Clear Channel Communications, Inc.**	Broadcasting - Radio		Common Stock	*	1	2%	2.12%	$12,335
200 East Basse Road
San Antonio, TX 78209

PMC Commercial Trust **	Real Estate Investment Trust		Common Stock	*	1	*	10.7	901
17950 Preston Road, Suite 600
Dallas, TX 75252

Restaurant Technologies	Restaurant Service Provider		Common Stock	*	1	*	0.00	620
940 Apollo Rd. Suite 110
Eagan, MN 55121

Micromedics, Inc.	Medical Device Manufacturer		Common Stock	*	1	*	0.00	59
1270 Eagan Industrial Road
St. Paul, MN 55121-1385
Star Concessions, Ltd.	Airport Food and Retail		Limited Partnership Interest	45%	1	*	0.00	40
8008 Cedar Springs Road, Terminal Building LB
Dallas, TX 75235
Appliance Recycling Centers of America, Inc.**	Appliance Recycler		Common Stock	*	1	*	0.00	—
7400 Excelsior Boulevard
Minneapolis, MN 55426-4516

Total					7	2%	0.91%	13,955
Unrealized appreciation on equities								2,113

Equity investments, net								$16,068

Investment securities
Federal National Mortgage Association**	Finance		Bonds	*	1	2%	4.59%	$9,961
3900 Wisconsin Avenue NW
Washington, DC 20016

Total					1	2%	4.59%	9,961
Unrealized appreciation on investment securities								0
Investment securities, net								$9,961

Total investments at cost					2,114	100%	6.90%	$591,995

Deferred loan acquisition costs								631
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,250
Unrealized appreciation on equities								2,113
Unrealized depreciation on loans								(3,056)

Net Investments ($405,817,000 pledged as collateral under borrowing arrangements)								$592,933

*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act.
(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Bank

(A wholly owned subsidiary of Medallion Financial Corp.)

Financial Statements for the years ended December 31, 2007, 2006, and, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Medallion Bank

We have audited the accompanying balance sheets of Medallion Bank (the “Bank”) (a wholly owned subsidiary of Medallion Financial Corp.) as of December 31, 2007 and 2006, and the related statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the three-year period ended December 31,2007. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31,2007, in conformity with US generally accepted accounting principles.

Weiser LLP
New York, New York
March 13, 2008

Medallion Bank

Statement of Operations

For the years ended December 31,

	2007	2006	2005
Interest income
Investments	$1,654,465	$1,589,039	$1,003,954
Loan interest including fees	34,909,582	28,386,375	21,399,022

Total interest income	36,564,047	29,975,414	22,402,976
Interest expense	13,803,604	10,453,732	6,413,604

Net interest income	22,760,443	19,521,682	15,989,372
Provision for loan losses	5,177,823	3,197,752	3,279,713

Net interest income after provision for loan losses	17,582,620	16,323,930	12,709,659

Non-interest income	336,719	490,128	408,047
Gain/(loss) on sale of assets	55,423	26,378	(164,103)

Non-interest expense
Loan servicing	3,520,906	2,951,525	2,505,815
Salaries and benefits	2,174,839	1,953,858	1,655,117
Professional fees	357,477	497,368	311,369
Occupancy and equipment	177,367	154,392	203,956
Credit reports	160,909	124,818	117,878
Regulatory fees	137,059	45,287	51,215
Other	661,324	561,761	698,384

Total non-interest expense	7,189,881	6,289,009	5,543,734

Income before income taxes	10,784,881	10,551,427	7,409,869
Provision for income taxes	4,058,745	4,387,959	1,972,920

Net income	$6,726,136	$6,163,468	$5,436,949

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Balance Sheets

December 31,

	2007	2006
Assets
Cash and cash equivalents, substantially all of which are federal funds sold	$17,024,801	$14,698,919
Investment securities available-for-sale	21,837,833	21,682,923

Loans, net of deferred loan acquisition costs	322,419,804	273,896,578
Allowance for loan losses	(7,311,430)	(6,056,785)

Loans, net of allowance for loan losses	315,108,374	267,839,793

Due from affiliates	1,120,371	—
Repossessed inventory	978,057	772,845
Fixed assets, net	198,304	184,091
Deferred tax asset	931,165	—
Taxes receivable	—	19,408
Other assets	4,635,517	4,232,671

Total assets	$361,834,422	$309,430,650

Liabilities and shareholder’s equity
Liabilities
Time deposits, including accrued interest payable of $3,717,323 in 2007 and $3,227,540 in 2006	$302,800,323	$261,483,540
Subordinated debt	105,553	105,553
Other liabilities	3,136,500	485,339
Deferred tax liability, net	—	347,057
Due to affiliates	—	161,694
Taxes payable	898,925	—

Total liabilities	306,941,301	262,583,183

Commitments and contingencies	—	—

Shareholder’s equity
Common stock, $1 par value, 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000,000	1,000,000
Additional paid in capital	39,000,000	32,200,000
Accumulated other comprehensive loss	24,108	(245,410)
Retained earnings	14,869,013	13,892,877

Total shareholder’s equity	54,893,121	46,847,467

Total liabilities and shareholder’s equity	$361,834,422	$309,430,650

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statement of Changes in Shareholder’s Equity

For the years ended December 31, 2007, 2006, and 2005

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholder’s Equity
Balance at December 31, 2004	$1,000,000	$30,200,000	$(49,219)	$2,292,360	$33,443,141
Capital Contributions	—	450,000	—	—	450,000
Net income	—	—	—	5,436,949	5,436,949
Unrealized losses on investment securities	—	—	(193,878)	—	(193,878)
Other	—	—	—	100	100

Balance at December 31, 2005	1,000,000	30,650,000	(243,097)	7,729,409	39,136,312
Capital Contributions	—	1,550,000	—	—	1,550,000
Net income	—	—	—	6,163,468	6,163,468
Unrealized losses on investment securities	—	—	(2,313)	—	(2,313)

Balance at December 31, 2006	1,000,000	32,200,000	(245,410)	13,892,877	46,847,467
Capital Contributions	—	6,800,000	—	—	6,800,000
Net income	—	—	—	6,726,136	6,726,136
Dividends paid to parent	—	—	—	(5,750,000)	(5,750,000)
Unrealized gains on investment securities	—	—	269,518	—	269,518

Balance at December 31, 2007	$1,000,000	$39,000,000	$24,108	$14,869,013	$54,893,121

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statement of Cash Flows

For the years ended December 31,

	2007	2006	2005
Cash flows from operating activities
Net income from operations	$6,726,136	$6,163,468	$5,436,949
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	71,136	47,208	126,677
Provision for loan losses	5,177,823	3,197,752	3,279,713
Amortization of premium on investments	139,868	276,737	176,767
Changes in operating assets and liabilities:
Interest receivable	(447,701)	(733,748)	(448,210)
Repossessed inventory	(205,212)	(291,947)	52,535
Deferred tax asset	(1,449,586)	730,159	(226,201)
Other assets	44,855	(185,224)	(650,273)
Interest payable	489,783	1,137,326	773,179
Taxes payable	918,333	(125,084)	82,819
Other liabilities	2,651,161	144,652	95,344

Net cash provided by operating activities	14,116,596	10,361,299	8,699,299

Cash flows from investing activities
Increase in loans, net	(52,446,405)	(54,329,607)	(35,305,845)
Purchase of investments	(6,166,975)	(8,305,414)	(8,769,496)
Proceeds from maturity of investments	6,313,080	4,279,379	4,904,850
Purchase of premises and equipment	(101,900)	(71,100)	(103,106)
Loss on sale of premises and equipment	11,551	—	—
Proceeds from disposal of premises and equipment	5,000	—	—

Net cash used in investing activities	(52,385,649)	(58,426,742)	(39,273,597)

Cash flows from financing activities
Issuance of time deposits	216,633,000	297,782,000	179,542,000
Payments made at maturity of time deposits	(175,806,000)	(256,543,000)	(147,746,000)
Federal funds purchased	16,245,000	—	—
Payments made at maturity of federal funds purchased	(16,245,000)	—	—
Change in due to parent/affiliates	(1,282,065)	(51,756)	(458,824)
Proceeds from capital contributions	6,800,000	1,550,000	450,000
Dividends paid	(5,750,000)	—	—
Proceeds from payment of subordinated debt	—	(200,000)	—

Net cash provided by financing activities	40,594,935	42,537,244	31,787,176

Net change in cash and cash equivalents	2,325,882	(5,528,199)	1,212,878
Cash and cash equivalents, beginning of the year	14,698,919	20,227,118	19,014,240

Cash and cash equivalents, end of the year	$17,024,801	$14,698,919	$20,227,118

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$12,518,703	$8,617,151	$5,055,254
Cash paid for income taxes	4,590,000	3,782,883	2,138,000
Loans transferred to repossessed inventory	5,391,666	3,664,350	3,161,576

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Notes To Financial Statements

For the year ended December 31, 2007

1. Organization and summary of significant accounting policies

Description of business – Medallion Bank (the Bank) is a limited service industrial bank headquartered in Salt Lake City, Utah. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank (IB) charter pursuant to the laws of the State of Utah. The Bank is a wholly owned subsidiary of Medallion Financial Corp. (Medallion). The Bank originates asset-based commercial loans and commercial loans to finance the purchase of taxi medallions (licenses), both of which are marketed and serviced by the Bank’s affiliates who have extensive prior experience in these asset groups. The Bank also originates consumer loans on a national basis that are secured by marine, recreational vehicle, and trailer products to customers with prior credit blemishes. Time certificates of deposits are originated nationally through a variety of brokered deposit relationships.

Basis of presentation – The Bank’s financial statements are presented in accordance with accounting principles generally accepted in the US and prevailing industry practices, which require management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Estimates, by their nature, are based upon judgment and available information. Actual results could differ materially from those estimates.

Cash and cash equivalents – The Bank considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents.

Investment securities –Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available-for-sale securities, or held-to-maturity securities. The Bank had $21,838,000 and $21,683,000 of investments at fair value as of December 31, 2007 and 2006. The statement further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings, at the date of the financial statements and reported in accumulated other comprehensive income (loss) as a separate component of shareholder’s equity, net of the effect of income taxes, until they are sold. The Bank had $39,000 of net unrealized gains and $402,000 net unrealized losses on available-for-sale securities as of December 31, 2007 and 2006. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in shareholder’s equity, which were recorded net of the income tax effect, will be reversed.

Loans – Loans are reported at the principal amount outstanding, net of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan. Interest income is recognized on an accrual basis. Loans are usually charged-off when they are 120 days contractually past due unless the loan is both well secured and in the process of collection or bankruptcy, or when, in the opinion of management, full collection of principal and interest is unlikely. All interest accrued but not collected for loans that are charged off is reversed against interest income. For the consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded to write the loan down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off, and any excess proceeds are recorded as a realized gain. Proceeds collected on charged off accounts are recorded as a recovery. Total loans 90 days or more past due were $1,077,381, $631,109, and $694,679 at December 31, 2007, 2006, and 2005.

A loan is considered to be impaired when, based on current information and events, it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are charged-down to fair value and placed on nonaccrual status. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At December 31, 2007, $623,000 of consumer loans to individuals in bankruptcy, representing less than 1% of consumer loans, were placed on nonaccrual. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was immaterial for all periods presented. None of the Bank’s medallion or commercial loans were on nonaccrual as of December 31, 2007 and 2006.

Allowance for loan losses –In analyzing the adequacy of the allowance for loan losses, the Bank uses historical delinquency and actual loss rates acquired from Medallion and the unrelated financial institution from which the consumer portfolio was purchased. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance and subsequent recoveries are added.

Fixed assets – Fixed assets are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense while significant improvements are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Capitalized leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining lease term.

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

Other comprehensive loss – The Bank had $270,000, ($2,000), and ($194,000) of net unrealized gains (losses) due to the mark-to-market of available-for-sale securities for the years ended December 31, 2007, 2006, and 2005. The Bank had no other components of comprehensive loss.

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

Fair value of financial instruments – The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. The Financial Accounting Standards Board (FASB) issued SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” which excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

Recently issued financial accounting standards – In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary by clarifying that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity. It requires that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements which shall be applied retrospectively. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations which establishes principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value, as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective prospectively to business combinations in fiscal years beginning on or after December 15, 2008. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance, any adjustment to amounts recognized in accumulated other comprehensive income. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006 and not before June 16, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurement.” This statement defines fair values, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Management is currently assessing the impact this pronouncement will have on our financial condition and results of operations. This statement is effective for fiscal years beginning after November 15, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes”. The interpretation sets a recognition threshold and measurement attribute for recognizing tax positions in a company’s financial statements based on a determination whether it is likely or not that the tax position would withstand a tax audit, without regard for the likelihood of a tax audit taking place. Assuming a position meets the “more-likely-than-not” threshold, the interpretation also prescribes a measurement attribute requiring determination of how much of the tax position would ultimately be allowed if challenged. The interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS Nos. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain an embedded derivative that require bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, as defined. The adoption of SFAS No. 155 does not have a material impact on our financial position or results of operations.

2. Loans and allowance for loan losses

Loans are summarized as follows at December 31.

	2007	2006
Loans
Consumer	$141,210,443	$115,669,616
Taxi medallion	88,890,219	94,891,270
Commercial:
Asset-based	72,929,629	56,841,484
Construction	14,855,725	3,372,624

Total commercial	87,785,354	60,214,108

Deferred loan acquisition costs	4,533,788	3,121,584

Total loans	$322,419,804	$273,896,578

Changes in the allowance for loan losses are summarized as follows.

Balance at 12/31/04	$4,106,428
Provision for loan losses	3,279,713
Recoveries	758,377
Loan charge-offs	(3,119,387)

Balance at 12/31/05	5,025,131
Provision for loan losses	3,197,752
Recoveries	1,132,839
Loan charge-offs	(3,298,937)

Balance at 12/31/06	6,056,785
Provision for loan losses	5,177,823
Recoveries	1,397,418
Loan charge-offs	(5,320,596)

Balance at 12/31/07	$7,311,430

The loan charge-offs resulted from the consumer portfolio.

3. Investment securities

Fixed maturity securities available-for-sale at December 31, 2007 consists of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$19,149,260	$144,982	$120,165	$19,174,077
State and municipalities	2,650,000	23,286	9,530	2,663,756

Total	$21,799,260	$168,268	$129,695	$21,837,833

Fixed maturity securities available-for-sale at December 31, 2006 consists of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$18,905,235	$30,784	$271,461	$18,664,558
State and municipalities	3,180,000	988	162,623	3,018,365

Total	$22,085,235	$31,772	$434,084	$21,682,923

The amortized cost and estimated market value of investment securities as of December 31, 2007 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Market Value
Due in one year or less	$—	$—
Due after one year through five years	2,779,005	2,861,076
Due after five years through ten years	2,250,000	2,249,170
Due after ten years	16,770,255	16,727,587

Total	$21,799,260	$21,837,833

Information pertaining to securities with gross unrealized losses at December 31, 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$—	$—	$120,165	$8,291,706
State and municipalities	4,084	495,916	5,446	459,554

Total	$4,084	$495,916	$125,611	$8,751,260

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

4. Fixed assets

Fixed assets and their related useful lives at December 31 were as following:

	Useful lives	2007	2006
Computer software	3 years	$128,037	$99,537
Furniture and fixtures	5-10 years	85,376	74,503
Leasehold improvements	3-5 years	61,550	55,962
Equipment	5 years	40,875	23,104
Telephone equipment	3 years	34,347	29,643
Deposit system	3 years	13,975	13,975
		364,160	296,724
Less accumulated depreciation and amortization		(165,856)	(112,633)

Net fixed assets		$198,304	$184,091

5. Deposits

At December 31, 2007 the scheduled maturities of all time deposits were as follows.

2008	$200,316,323
2009	91,924,000
2010	10,560,000

Total	$302,800,323

All time deposits are in denominations of less than $100,000 and have been originated through Certificate of Deposit Broker relationships. The weighted average interest rate of deposits outstanding at December 31, 2007 was 4.85%.

6. Income taxes

Income taxes are summarized as follows.

	2007	2006	2005
Current
Federal	$4,770,556	$3,168,568	$1,938,554
State	737,776	489,231	303,255

Deferred
Federal	(1,263,743)	730,160	(37,107)
State	(185,844)	—	(5,580)

Provision	4,058,745	4,387,959	2,199,122
Change in Valuation allowance for tax assets	—	—	(226,202)

Net provision for income taxes	$4,058,745	$4,387,959	$1,972,920

The following table reconciles the provision for income taxes to the US federal statutory income tax rate for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
US federal statutory tax rate	34.0%	34.0%	34.0%
State taxes	4.3	4.6	4.1
Prior year under (over) accrual	4.0	7.4	(4.5)
Change in valuation allowance	—	—	(3.1)
Other	(4.7)	(4.4)	(3.9)

Effective income tax rate	37.6%	41.6%	26.6%

The difference between the federal statutory income tax rate and the Bank’s effective income tax rate applicable to income from continuing operations for the year ended December 31, 2007 was primarily due to state taxes and adjustments of prior year deferred tax asset.

The Bank files its tax returns on a separate company basis. In 2003, the Bank set up a valuation reserve for a deferred tax asset, as it did not have an operating history to demonstrate that it would realize such net operating losses. The valuation reserve was reversed by $297,000 in 2005.

Deferred tax balances reflected in the balance sheet were as follows.

	2007	2006
Provision for loan losses	$2,727,106	$676,194
Loan origination fees	(1,768,963)	(1,215,572)
Unrealized (gains) losses on investments	(14,465)	156,901
Other	(12,513)	35,420

Net deferred tax asset (liability)	$931,165	$(347,057)

7. Other transactions with affiliates

The Bank’s taxi medallion and asset-based commercial loans aggregated $163,816,000 and $155,099,000 at December 31, 2007 and 2006. These loans are marketed and serviced by the affiliates. The Bank paid $1,395,000, $1,327,000, and $1,292,000 for loan servicing fees to affiliates for 2007, 2006, and 2005. Origination fees of $529,000, $540,000, and $396,000 were capitalized as deferred costs and will be amortized to interest income over the life of the loan for 2007, 2006, and 2005. Amortization costs were $526,000, $567,000, and $350,000 for 2007, 2006, and 2005.

As part of the settlement for the purchase of the taxi medallion loans, the Bank issued a subordinated promissory note to Medallion for $305,553 in 2004. The promissory note is interest bearing at the rate of 3 month Libor (4.97% at December 31, 2007)

plus 125 basis points, adjustable quarterly, interest paid monthly. The promissory note will be used to cover any loss that may arise in the taxi medallion loan purchased portfolio. The note was paid down to $105,553 in 2006. The remaining balance of the promissory note will be repaid to Medallion after the purchased portfolio has liquidated. Interest expense of $7,000, $16,000, and $15,000 was paid on this note for 2007, 2006, and 2005.

At December 31, 2007, the Bank was owed $1,120,000 from affiliates for payments due the Bank on collection of loan payments by affiliates, partially offset by origination fees, monthly servicing fees on loans, charges for corporate overhead, legal and business development expenses due to the affiliates.

The bank reimbursed the parent for expenses incurred on its behalf of $173,000, $167,000, and $170,000 for 2007, 2006, and 2005.

8. 401(k) plan

The Bank participates in the 401(k) plan offered by Medallion. The 401(k) Plan covers all full and part-time employees of the Bank who have attained the age of 21 and have a minimum of one year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided however, that employees’ contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. At the discretion of Medallion’s Board of Directors, the Bank can provide for employer matching contributions. Medallion has elected to match employee contributions up to one-third of the employee’s contribution, but not greater than 2% of the portion of the employee’s annual salary eligible for 401(k) benefits. For the years ended December 31, 2007 and 2006 the Bank provided $15,000 and $11,000 in employer matching, which amount is included in salaries and benefits expense on the accompanying statement of operations.

9. Commitments and contingencies

Lines of credit – At December 31, 2007, the Bank had unsecured Federal Funds lines with correspondent banks of $15,000,000.

Loans – At December 31, 2007, the Bank had commitments to extend credit of $26,228,000 to asset-based customers as long as there is no violation of any condition established in the contract. The Bank had commitments to extend credit of $3,486,000 to real estate customers for unfunded amounts.

Leases – The Bank leases office space under a non-cancelable operating lease that expires November 2012. Rental expense related to the lease was $111,000 and $112,000 for the years ended December 31, 2007 and 2006. The Bank has the option to extend the lease term for an additional five years.

Future minimum lease payments under this operating lease as of December 31, 2007 were as follows:

2008	$87,815
2009	90,469
2010	93,172
2011	95,967
2012	90,383

Total	$457,806

On February 26, 2007 the Bank leased additional office space adjacent to the main office. The future minimum lease payments under this operating lease are as follows:

2008	$31,462
2009	32,412
2010	32,194
2011	33,158
2012	34,154

Total	$163,380

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, and that a ratio of Tier 1 Capital as defined in section 325.2 of the FDIC Rules and Regulations (12 C.F.R. § 325.2), to total assets of not less than 15% will be maintained, and an adequate allowance for loan losses shall be maintained and no dividends shall be paid throughout the first three years of operation. Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual and the regulatory minimum capital amounts and ratios are presented in the following table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to average assets)	$54,869,000	15.8%	$13,884,440	4.0%	$17,355,550	5.0%
Tier 1 Capital (to risk-weighted assets)	54,869,000	16.3	13,444,120	4.0	20,166,180	6.0
Total Capital (to risk-weighted assets)	59,109,000	17.6	26,888,240	8.0	33,610,300	10.0

11. Fair value of financial instruments

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

(a) Investments - The Bank’s investments are recorded at the estimated fair value of such investments.

(b) Floating rate borrowings - Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2007 and 2006, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of time deposits issued is estimated based on current market interest rates for similar debt.

	December 31, 2007		December 31, 2006
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Loans	$315,108	$315,108	$267,840	$267,840
Investment securities	21,838	21,838	21,683	21,683
Cash	17,025	17,025	14,699	14,699
Financial Liabilities
Funds borrowed	302,906	302,906	261,589	261,589