Form 10-Q
period 2008-03-31
MEDALLION FINANCIAL CORP
filed 2008-05-08
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer    ☐    Accelerated Filer  ☒    Non Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 7, 2008 was 17,493,124.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company under the Investment Company Act of 1940, or the 1940 Act. We have elected to be treated as a business development company under the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 12%, and our commercial loan portfolio at a compound annual growth rate of 7%. Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 15%. Total assets under our management, which includes assets serviced for third party investors and managed by unconsolidated portfolio companies, were approximately $1,024,219,000 as of March 31, 2008 and $940,149,000 as of March 31, 2007, and have grown at a compound annual growth rate of 15% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $121,500,000 or $7.96 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are serviced by us. We earn referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2008.

Our consolidated balance sheet as of March 31, 2008, and the related consolidated statements of operations, changes in net assets, and cash flows for the three months ended March 31, 2008 and 2007 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the quarters ended March 31, 2008 and 2007, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2008	2007
Interest income on investments	$12,586	$10,093
Dividends and interest income on short-term investments (1)	1,606	136
Medallion lease income	252	210

Total investment income	14,444	10,439

Total interest expense (2)	7,203	6,749

Net interest income	7,241	3,690

Total noninterest income	803	490

Salaries and benefits	2,627	2,733
Professional fees	368	605
Rent expense	326	333
Other operating expenses	1,326	904

Total operating expenses	4,647	4,575

Net investment income (loss) before income taxes (1) (3)	3,397	(395)
Income tax provision	—	—

Net investment income (loss) after income taxes	3,397	(395)

Net realized gains on investments	1,147	10,011

Net change in unrealized depreciation on investments	(218)	(8,038)
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries	(405)	2,202

Net unrealized depreciation on investments	(623)	(5,836)

Net realized/unrealized gains on investments	524	4,175

Net increase in net assets resulting from operations	$3,921	$3,780

Net increase in net assets resulting from operations per common share
Basic	$0.22	$0.22
Diluted	0.22	0.21

Dividends declared per share	$0.19	$0.19

Weighted average common shares outstanding
Basic	17,492,879	17,427,387
Diluted	17,729,434	17,764,663

(1)	Includes $1,500 of dividend income for the three months ended March 31, 2008 from Medallion Bank.
(2)	Average borrowings outstanding were $523,929 and $453,363, and the related average borrowings costs were 5.54% and 6.04% for the quarters ended March 31, 2008 and 2007.
(3)	Includes approximately $547 and $462 of net revenues received from Medallion Bank for the quarters ended March 31, 2008 and 2007 primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	UNAUDITED March 31, 2008	December 31, 2007
(Dollars in thousands, except per share data)
Assets
Medallion loans, at fair value	$475,809	$498,883
Commercial loans, at fair value(1)	92,694	91,782
Investment in Medallion Bank and other controlled subsidiaries, at fair value	65,842	57,501
Investment securities, at fair value	—	—
Equity investments, at fair value	5,103	4,880

Net investments ($429,899 at March 31, 2008 and $458,102 at December 31, 2007 pledged as collateral under borrowing arrangements)	639,448	653,046
Cash and cash equivalents ($860 at March 31, 2008 and $852 at December 31, 2007 restricted as to use by lender)	30,928	33,454
Accrued interest receivable	2,250	2,449
Fixed assets, net	480	558
Goodwill, net	5,007	5,007
Other assets, net	25,139	26,748

Total assets	$703,252	$721,262

Liabilities
Accounts payable and accrued expenses	$3,854	$4,203
Accrued interest payable	719	2,087
Funds borrowed	525,655	542,549

Total liabilities	530,228	548,839

Commitments and contingencies	—	—

Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized—none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 18,906,916 shares at March 31, 2008 and 18,902,416 shares at December 31, 2007 issued)	189	189
Treasury stock at cost (1,414,242 shares at March 31, 2008 and 1,406,551 shares at December 31, 2007)	(13,012)	(12,938)
Capital in excess of par value	177,897	177,819
Accumulated undistributed net investment income	3,554	2,739
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	4,396	4,614

Total shareholders’ equity (net assets)	173,024	172,423

Total liabilities and shareholders’ equity	$703,252	$721,262

Number of common shares outstanding	17,492,674	17,495,865
Net asset value per share	$9.89	$9.86

(1)	Includes a $3,100 loan to an entity which is majority owned by one of our controlled subsidiaries.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months ended March 31,
(Dollars in thousands, except per share data)	2008	2007
Net investment income (loss) after income taxes	$3,397	$(395)
Net realized gains on investments	1,147	10,011
Net unrealized losses on investments	(623)	(5,836)

Net increase in net assets resulting from operations	3,921	3,780

Investment income, net	(3,324)	(1,367)
Realized gain from investment transactions, net	—	(1,944)

Dividends and distributions to shareholders’ (1)	(3,324)	(3,311)

Exercise of stock options	78	143
Treasury stock acquired	(74)	—

Capital share transactions	4	143
Total increase (decrease) in net assets	601	612
Net assets at the beginning of the period	172,423	169,628

Net assets at the end of the period(2)	$173,024	$170,240

Capital share activity
Common stock issued, beginning of period	18,902,416	18,799,766
Exercise of stock options	4,500	22,500

Common stock issued, end of period	18,906,916	18,822,266

Treasury stock, beginning of period	(1,406,551)	(1,373,351)
Treasury stock acquired	(7,691)	—

Treasury stock, end of period	(1,414,242)	(1,373,351)

Common stock outstanding	17,492,674	17,448,915

(1)	Dividends declared were $0.19 and $0.19 per share for the quarters ended March 31, 2008 and 2007.
(2)	Includes $3,554 of undistributed net investment income and $0 of undistributed net realized gain on investments at March 31, 2008.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months ended March 31,
(Dollars in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$3,921	$3,780
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	391	107
Amortization of origination costs	138	226
Increase in net unrealized depreciation on investments	218	8,038
Net change in unrealized (appreciation) depreciation on Medallion Bank and other controlled subsidiaries	405	(2,202)
Net realized gains on investments	(1,147)	(10,011)
Stock-based compensation expense	57	(39)
Decrease in accrued interest receivable	199	20
(Increase) decrease in other assets, net	2,197	(131)
Decrease in accounts payable and accrued expenses	(349)	(2,417)
Decrease in accrued interest payable	(1,369)	(1,031)

Net cash provided by (used for) operating activities	4,661	(3,660)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(73,085)	(83,896)
Proceeds from principal receipts, sales, and maturities of investments	94,308	67,281
Investments in Medallion Bank and other controlled subsidiaries, net	(8,105)	(729)
Capital expenditures	(36)	(104)

Net cash provided by (used for) investing activities	13,082	(17,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	90,324	85,826
Repayments of funds borrowed	(107,216)	(52,017)
Proceeds from exercise of stock options	21	182
Purchase of treasury stock at cost	(74)	—
Payments of declared dividends	(3,324)	—

Net cash provided by (used in) financing activities	(20,269)	33,991

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,526)	12,883
Cash and cash equivalents, beginning of period	33,454	15,399

Cash and cash equivalents, end of period	$30,928	$28,282

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$8,294	$7,554
Cash paid during the period for income taxes	—	—
Non-cash investing activities-net transfers to (from) other assets	(642)	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $35,026,000 at March 31, 2008, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

In December 2006, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust II (Trust II), for the purpose of owning medallion loans originated by MFC or others. Trust II is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust II, will be entitled to be satisfied out of Trust II’s assets prior to any value in Trust II becoming available to Trust II’s equity holders. The assets of Trust II, aggregating $122,533,000 at March 31, 2008, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust II. Trust II’s loans are serviced by MFC.

In December 2006, September 2006, and previously in June 2003, MFC through several wholly-owned and new formed subsidiaries which, along with an existing subsidiary (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions out of foreclosure which are leased to fleet operators while being held for sale.

A wholly-owned portfolio investment, Medallion Bank, a Federal Deposit Insurance Corporation (FDIC) insured industrial bank, originates medallion loans, commercial loans, and consumer loans, raises deposits, and conducts other banking activities (see Note 3). Medallion Bank was capitalized on December 16, 2003, with $22,000,000 from the Company. On December 22, 2003, upon satisfaction of the conditions set forth in the FDIC’s order of October 2, 2003 approving Medallion Bank’s application for federal deposit insurance, the FDIC certified that the deposits of each depositor in Medallion Bank were insured to the maximum amount provided by the Federal Deposit Insurance Act and Medallion Bank opened for business. Medallion Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies.

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

In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others. The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. The assets of the Trust, aggregating $341,568,000 at March 31, 2008 are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust. The Trust’s loans are serviced by MFC.

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

Fair Value of Assets and Liabilities

The Company adopted Statement of Accounting Standards Number 157, Fair Value Measurements (SFAS No. 157) in the 2008 first quarter, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While SFAS No. 157 does not require any new fair value measurements, it applies under other pronouncements that require or permit fair value measurements, such as SFAS No. 107, 133, 150, 155, and 156. SFAS No 157 clarifies the definition of fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entities own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. For assets and liabilities measured at fair value on a recurring basis, SFAS No. 157 expands the required disclosures concerning the inputs used to measure fair value. See also Notes 1 and 11 to the consolidated financial statements.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 11% and 10% of the investment portfolio at March 31, 2008 and December 31, 2007, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $3,162,000 and $3,279,000 at March 31, 2008 and December 31, 2007, and non-marketable securities of $1,941,000 and $1,601,000 in the comparable periods. The $65,842,000 and $57,501,000 related to portfolio investments in controlled subsidiaries at March 31, 2008 and December 31, 2007 were all non-marketable in each period. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 74% and 76% of the Company’s investment portfolio at March 31, 2008 and December 31, 2007 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 80% were in New York City at both March 31, 2008 and December 31, 2007. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (15% and 14% at March 31, 2008 and December 31, 2007) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, food services, wholesaling, real estate, business services, transportation and warehousing, and various other industries. These loans are made primarily in the metropolitan New York City area. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 10%, 1%, and 0% at March 31, 2008 and 9%, 1%, and 0% at December 31, 2007.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank and other controlled subsidiaries, medallion loans were 61% at March 31, 2008 and 63% at December 31, 2007 (83% in New York City for both periods), commercial loans were 19% at both March 31, 2008 and December 31, 2007, and 16% and 15% were consumer loans in all 50 states collateralized by recreational vehicles, boats, and trailers. Investment securities were 2% at both March 31, 2008 and December 31, 2007, and equity investments (including instruments in controlled subsidiaries) were 2% at March 31, 2008 and 1% at December 31, 2007.

Investment Transaction and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2008 and December 31, 2007 net origination costs totaled approximately $682,000 and $734,000. Amortization expense for the quarters ended March 31, 2008 and 2007 was approximately $138,000 and $226,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At March 31, 2008 and 2007, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2008 and 2007.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At March 31, 2008, December 31, 2007, and March 31, 2007, total non-accrual loans were $18,889,000, $21,968,000, and $17,439,000, and represented 3%, 4%, and 3% of the gross medallion and commercial loan portfolio at each period end. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $7,461,000, $6,856,000, and $5,835,000 at March 31, 2008, December 31, 2007, and March 31, 2007, of which $713,000 and $599,000 would have been recognized in the quarters ended March 31, 2008 and 2007.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (SFAS 140). In addition, we are in compliance with Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets—a Replacement of FASB Statement No. 140” (SFAS 156). SFAS 156 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with SFAS 156, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company was approximately $185,351,000 and $168,781,000 at March 31, 2008 and December 31, 2007, and included $163,076,000 and $163,816,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with SFAS 156, substantially all of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of March 31, 2008 and December 31, 2007.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and write-offs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments was $4,396,000, $4,614,000, and $722,000 as of March 31, 2008, December 31, 2007, and March 31, 2007. Our investment in Medallion Bank, a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the quarters ended March 31, 2008 and 2007.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2007	$(6,469)	$2,742	$8,341	$4,614
Increase in unrealized
Appreciation on investments	—	—	1,670	1,670
Depreciation on investments	(500)	(123)	(150)	(773)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(1,260)	(1,260)
Losses on investments	145	—	—	145

Balance March 31, 2008	$(6,824)	$2,619	$8,601	$4,396

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2006	$(3,056)	$2,113	$947	$4
Increase in unrealized
Appreciation on investments	—	49	1,920	1,969
Depreciation on investments	(63)	(12)	(73)	(148)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(1,100)	—	(1,100)
Losses on investments	1	—	—	1
Other	—	(4)	—	(4)

Balance March 31, 2007	$(3,118)	$1,046	$2,794	$722

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio:

	Three Months ended March 31,
(Dollars in thousands)	2008	2007
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$—	$49
Unrealized depreciation	(623)	(75)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries	(405)	2,202
Realized gains	—	(9,833)
Realized losses	145	1
Unrealized gains on foreclosed properties	260	1,820

Total	$(623)	$(5,836)

Net realized gains (losses) on investments
Realized gains	$—	$1,100
Realized losses	(145)	(1)
Other gains	30	8,909
Direct recoveries	15	3
Realized gains on foreclosed properties	1,247	—

Total	$1,147	$10,011

Goodwill

Effective January 1, 2002, coincident with the adoption of SFAS No.142, “Goodwill and Intangible Assets,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for any period, and management believes, and the Board of Directors concurs, that there is no impairment as of March 31, 2008. The Company conducts annual appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was approximately $114,000 and $107,000 for the quarters ended March 31, 2008 and 2007.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was approximately $277,000 and $226,000 for the quarters ended March 31, 2008 and 2007. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for potential acquisitions or investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts on the balance sheet for all of these purposes were $3,081,000, $3,918,000, and $3,014,000 as of March 31, 2008, December 31, 2007, and March 31, 2007.

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

Medallion Bank is not a RIC and is taxed as a regular corporation. Fin Trust, Trust, and Trust II are not subject to federal income taxation, instead their taxable income is treated as having been earned by MFC.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Net increase in net assets resulting from operations available to common shareholders	$3,921	$3,780

Weighted average common shares outstanding applicable to basic EPS	17,492,879	17,427,387
Effect of dilutive stock options	236,555	337,276

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,729,434	17,764,663

Basic earnings per share	$0.22	$0.22
Diluted earnings per share	0.22	0.21

Potentially dilutive common shares excluded from the above calculations aggregated 823,602, and 821,436 shares as of March 31, 2008 and 2007.

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

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During the three months ended March 31, 2008 and 2007, the Company issued 41,166 and 159,674 shares of stock-based compensation awards, and recognized $57,000 and $78,000 (which was offset by certain adjustments aggregating $117,000 in the 2007 quarter), or $0.00 per diluted common share for each period, of non-cash stock-based compensation expense related to the option grants. As of March 31, 2008, the total remaining unrecognized compensation cost related to unvested stock options was $338,000, which is expected to be recognized over the next twelve quarters (see Note 5).

Derivatives

The Company had no interest rate cap agreements or other derivative investments outstanding during 2008 and 2007.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

Medallion Bank

The following table presents Medallion Bank’s statement of operations and other valuation adjustments on other controlled subsidiaries for the three months ended March 31, 2008 and 2007.

	Three Months ended March 31,
(Dollars in thousands)	2008	2007
Statement of operations
Investment income	$9,275	$8,257
Interest expense	3,686	3,097

Net interest income	5,589	5,160
Noninterest income	95	109
Operating expenses	1,859	1,727

Net investment income before income taxes	3,825	3,542
Income tax provision	(686)	(974)

Net investment income after income taxes	3,139	2,568
Net realized/unrealized losses of Medallion Bank	(1,914)	(742)

Net increase in net assets resulting from operations of Medallion Bank	1,225	1,826
Unrealized depreciation on Medallion Bank (1)	(1,500)	—
Net realized/unrealized gains/(losses) of controlled subsidiaries other than Medallion Bank	(130)	376

Net increase (decrease) in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$(405)	$2,202

(1)	Unrealized depreciation on Medallion Bank in the first quarter of 2008 and 2007 reflects the adjustment to the investment carrying amount to reflect the dividend paid to the parent.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of March 31, 2008 and December 31, 2007.

(Dollars in thousands)	2008	2007
Loans	$320,783	$315,108
Investment securities, at fair value	18,422	21,838

Net investments ($0 pledged as collateral under borrowing arrangements at March 31, 2008 and December 31, 2007) (1)	339,205	336,946
Cash ($0 at March 31, 2008 and December 31, 2007 restricted as to use by lender)	18,927	17,025
Receivable from parent	—	1,059
Other assets, net	6,827	6,743

Total assets	$364,959	$361,773

Other liabilities	$2,644	$4,080
Payable to parent	554	—
Deposits and federal funds purchased, including accrued interest payable	306,644	302,800

Total liabilities	309,842	306,880
Medallion Bank equity	55,117	54,893

Total liabilities and equity	$364,959	$361,773

Investment in other controlled subsidiaries	$10,171	$3,667
Total investment in Medallion Bank and other controlled subsidiaries	$65,842	$57,501

(1)	Included in Medallion Bank’s net investments is $1,042 and $1,203 for purchased loan premium and facility fees at March 31, 2008 and December 31, 2007.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At March 31, 2008 and December 31, 2007, the net premium on investment securities totaled $149,000 and $92,000, and $64,000 and ($46,000) was amortized into interest income for the quarters ended March 31, 2008 and 2007.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. As a result, these loans are not typically placed on nonaccrual, but are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At March 31, 2008, $669,000 of consumer loans to individuals in bankruptcy, representing less than 1% of consumer loans, were on nonaccrual. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was immaterial for all periods presented. None of Medallion Bank’s medallion or commercial loans were on nonaccrual at March 31, 2008.

Medallion Bank’s loan and investment portfolios are assessed for collectability on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. The consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000, of which $116,000 and $195,000 was amortized into interest income in the quarters ended March 31, 2008 and 2007. The premium amount on the balance sheet was $1,123,000 and $1,239,000 at March 31, 2008 and December 31, 2007. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described previously in Note 2.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at March 31, 2008 and December 31, 2007 was $533,000 and $645,000, and $205,000 and $179,000 was amortized to interest expense during the first quarters of 2008 and 2007. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending March 31,						March 31, 2008	December 31, 2007	Interest Rate (1)
(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter
Deposits and fed funds purchased	$208,828	$93,336	$4,480	$—	$—	$—	$306,644	$302,800	4.57%

(1)	Weighted average contractual rate as of March 31, 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, that the Tier I Leverage Capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including an aggregate of $500,000, contributed over the 2008 first quarter and $0 in the 2007 first quarter. Separately, Medallion Bank paid dividends to the Company of $1,500,000 and $0 in the 2008 and 2007 first quarters. Without the capital infusions by the Company a portion of the Medallion Bank dividends would have been retained to ensure Medallion Bank met its capital ratio requirements and in such circumstance, if the Company maintained its dividends at the existing levels, a portion of those dividends would have represented a tax-free return of capital.

The following table represents Medallion Bank’s actual capital amounts and related ratios as of March 31, 2008 and December 31, 2007, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of March 31, 2008, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well- capitalized	March 31, 2008	December 31, 2007
Tier I capital	—	—	$55,006	$54,869
Total capital	—	—	59,294	59,109
Average assets	—	—	355,394	347,111
Risk-weighted assets	—	—	339,644	336,103
Leverage ratio (1)	4%	5%	15.5%	15.8%
Tier I capital ratio (2)	4	6	16.2	16.3
Total capital ratio (2)	8	10	17.6	17.6

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending March 31,						March 31, 2008	December 31, 2007	Interest Rate (1)
(Dollars in millions)	2009	2010	2011	2012	2013	Thereafter
Revolving lines of credit	$292,978	$109,824	$—	$—	$—	$—	$402,802	$411,449	3.43%
SBA debentures	—	—	—	28,485	19,300	29,465	77,250	77,250	6.05%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.68%
Notes payable to banks	6,294	2,511	3,798	—	—	—	12,603	20,850	5.75%

Total	$299,272	$112,335	$3,798	$28,485	$19,300	$62,465	$525,655	$542,549	4.14%

(1)	Weighted average contractual rate as of March 31, 2008.

(A) REVOLVING LINES OF CREDIT

In December 2006, and as renegotiated in December 2007, Trust II entered into a revolving line of credit agreement with Citibank N.A., to provide up to $250,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (Citi line), of which $109,824,000 was outstanding at March 31, 2008. Borrowings under Trust II’s revolving line of credit are collateralized by Trust II’s assets. MFC is the servicer of the loans owned by Trust II. The Citi line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The Citi line matures in November 2008 with a term-out to December 2009. The interest rate is a pooled short-term commercial paper rate, which approximates LIBOR (2.70% at March 31, 2008), plus 0.47% with a facility fee of 0.15% on the aggregate Citi line, and prior to December 2007 was plus 0.35% with a facility fee of 0.125%.

In September 2002, and as renegotiated in September 2003, January 2005, January 2006, September 2006, and December 2006, the Trust entered into a revolving line of credit agreement (amended) with Merrill Lynch Commercial Finance Corp., as successor to Merrill Lynch Bank, USA (MLB) to provide up to $375,000,000 of financing to acquire medallion loans from MFC (MLB line), of which $292,978,000 was outstanding at March 31, 2008. Borrowings under the Trust’s revolving line of credit are collateralized by the Trust’s assets. MFC is the servicer of the loans owned by the Trust. The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The MLB line matures in September 2008. Effective January 2005, the interest rate was generally LIBOR (2.70% at March 31, 2008) plus 0.75% with an unused facility fee of 0.375% on unused amounts up to $250,000,000. The facility fees were $500,000 in September 2006, $200,000 in February 2006, $200,000 in January 2006, $300,000 in September 2005; and $63,000 remains to be paid pro rata over the next 2 quarters.

Based on current market conditions and communications from MLB, we expect that MLB will not extend the credit facility beyond its current maturity date in September 2008. We have available liquidity of approximately $140,000,000 under our revolving credit agreement with Citibank. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable.

(B) SBA DEBENTURES

In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of March 31, 2008, $80,000,000 of commitments had been fully utilized, and $19,500,000 was available for borrowing.

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

(C) PREFERRED SECURITIES, NOTES PAYABLE TO BANKS, AND MARGIN LOANS

On September 19, 2007, MFC entered into a $10,000,000 revolving note agreement with Citibank that matures on June 30, 2008. The line is secured by medallion loans of MFC that are in process of being sold to Trust II, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate (5.25% at March 31, 2008) minus 1.00%, payable monthly. As of March 31, 2008, $0 had been drawn down under this line.

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR plus 2.125%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At March 31, 2008, $33,000,000 was outstanding on the preferred securities. In December 2007, the Company was able to acquire $2,000,000 of the preferred securities for $1,300,000, realizing a gain of $700,000 in a transaction with a third party investor.

In March 2007, the Company entered into a margin loan agreement with Smith Barney, a subsidiary of Citicorp. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is generally available at 99% of the current fair market value of the securities. The margin loan bears interest at LIBOR (2.70% at March 31, 2008) plus 0.35%. As of March 31, 2008, $0 had been drawn down under this margin loan.

In December 2006, certain operating subsidiaries of MFC entered into an aggregate $966,000 of note agreements with New York Commercial Bank, which was increased by $756,000 in January 2007, and by $2,250,000 in May 2007, to an aggregate of $3,972,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $3,808,000 was outstanding at March 31, 2008. The note agreements bear interest at 6.50% or 6.74%, payable monthly. The notes mature December 4, 2009, January 5, 2010 and May 22, 2010, and are guaranteed by the Company. Principal and interest payments of $35,000 are due monthly, with the balance due at maturity.

In October 2006, certain operating subsidiaries of MFC entered into an aggregate $840,000 of note agreements with Metropolitan Bank of New York, which was increased by $2,250,000 in May 2007 to an aggregate of $3,090,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $2,795,000 was outstanding at March 31, 2008. The note agreements bear interest at 6.75% or 6.85%, payable monthly. The notes mature October 30, 2009 and June 1, 2010 and are guaranteed by MFC. Principal and interest payments of $24,000 are due monthly, with the balance due at maturity.

On January 25, 2005, MFC entered into a $4,000,000 revolving note agreement with New York Commercial Bank, formerly known as Atlantic Bank of New York that matured on December 1, 2005, and which maturity was extended by New York Commercial Bank to August 1, 2008. On March 6, 2006, the line of credit was increased to $6,000,000, and was further increased to $8,000,000 in March 2007. The line is secured by medallion loans of MFC that are in process of being sold to the Trust, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate (5.25% at March 31, 2008) minus 0.25%, payable monthly. As of March 31, 2008, $0 had been drawn down under this line.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that was further extended to June 30, 2008 and was increased to $20,000,000. The line is secured by certain pledged assets of the Company and MBC, and is subject to periodic borrowing base requirements. Effective August 2006, the line bears interest, payable monthly, at LIBOR (2.70% at March 31, 2008) plus 2.0% with no unused fee, and prior to that was at the prime rate, and was subject to an unused fee of 0.125%. As of March 31, 2008, $6,000,000 had been drawn down under this line.

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

(5) STOCK OPTIONS

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At March 31, 2008, 624,720 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the 2006 Director Plan. At March 31, 2008, 55,000 shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At March 31, 2008, 1,491,219 shares of the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,223,549 shares were exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.25 and $1.97 per share for the three months ended March 31, 2008 and 2007. The following assumptions were used for the shares granted during 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Risk free interest rate	3.30%	5.11%
Expected dividend yield	8.00	8.00
Expected life of option in years	6.00	7.00
Expected volatility (1)	30.00	35.00

(1)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the periods ended March 31, 2008 and December 31, 2007.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,456,530	$3.50-29.25	$10.82
Granted	209,674	10.76-11.24	11.11
Cancelled	(95,499)	8.51-13.06	11.78
Exercised	(102,650)	3.87-8.51	6.30

Outstanding at December 31, 2007	1,468,055	3.50-29.25	11.12
Granted	41,166	9.99	9.99
Cancelled	(13,502)	6.71-11.21	11.21
Exercised (1)	(4,500)	4.85	4.85

Outstanding at March 31, 2008 (2)	1,491,219	$3.50-29.25	$11.11

Options exercisable at March 31, 2008 (2)	1,223,549	$3.50-29.25	$11.15

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $23,000 and $74,000 for the 2008 and 2007 first quarters.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2008 and the related exercise price of the underlying options, was $1,858,000 for outstanding options and $1,836,000 for exercisable options as of March 31, 2008.

The following table presents the activity for the unvested options outstanding under the plan for the year ended March 31, 2008.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2007	261,865	$8.51-13.06	$11.08
Granted	41,166	9.99	9.99
Cancelled	(13,500)	11.21	11.21
Vested	(21,861)	11.21-13.06	11.24

Outstanding at March 31, 2008	267,670	$8.51-13.06	$10.89

The fair value of the options vested was $0 for the 2008 first quarter.

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2008 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding			Options Exercisable
	Weighted average			Weighted average
Range of Exercise Prices	Shares at March 31, 2008	Remaining contractual life in years	Exercise price	Shares at March 31, 2008	Remaining contractual life in years	Exercise price
$3.50-5.51	398,700	4.30	$4.88	398,700	4.30	$4.88
6.50-13.75	709,737	6.56	10.53	442,067	5.47	10.31
14.25-15.56	42,848	1.95	14.71	42,848	1.95	14.71
17.25-18.75	289,934	1.18	17.41	289,934	1.18	17.41
29.25-29.25	50,000	0.09	29.25	50,000	0.09	29.25

$3.50-29.25	1,491,219	4.56	11.11	1,223,549	3.73	11.15

(6) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallions, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Servicing fees	$388	$330
Prepayment penalties	153	60
Late charges	82	51
Other	180	49

Total noninterest income	$803	$490

Prepayment penalties increased in the 2008 first quarter compared to the 2007 first quarter due to the early payoff of several large loans. The increase in servicing fees in 2008 is attributable to more loans being serviced for Medallion Bank by Medallion Funding and Medallion Business Credit in 2008, and a refund by Medallion Business Credit of servicing fees in the first quarter of 2007.

The major components of other operating expenses were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Miscellaneous taxes	$416	$23
Travel, meals, and entertainment	139	134
Office expense	132	154
Depreciation and amortization	114	107
Directors fees	78	75
Insurance	63	80
Loan collection costs	43	52
Other expenses	341	279

Total operating expenses	$1,326	$904

Miscellaneous taxes increased due to accrual of franchise and excise taxes of $381,000. Office expense decreased in 2008 due to expenses incurred for repairs done and asset disposals in 2007. Insurance decreased due to the timing of insurance renewals. Other expenses increased due to employee recruiting fees incurred in 2008, which was partially offset by lower other operating losses.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2008	2007
Net share data:
Net asset value at the beginning of the period	$9.86	$9.73
Net investment income (loss)	0.19	(0.02)
Income tax (provision) benefit	—	—
Net realized gains (losses) on investments	0.06	0.56
Net change in unrealized appreciation (depreciation) on investments	(0.03)	(0.33)
Other	—	—

Net increase in net assets resulting from operations	0.22	0.21
Issuance of common stock	0.00	—
Repurchases of common stock	0.00	—
Distribution of net investment income	(0.19)	(0.11)
Distribution of net realized gains on investments	—	(0.08)
Other	—	0.01

Total increase (decrease) in net asset value	0.03	0.03

Net asset value at the end of the period (1)	9.89	$9.76

Per share market value at beginning of period	$10.02	$12.37
Per share market value at end of period	9.04	11.44
Total return (2)	(32)%	(30)%

Ratios/supplemental data
Average net assets	$173,212,996	$170,214,882
Total expense ratio (3)	28%	27%
Operating expenses to average net assets	11	11
Net investment income after taxes to average net assets	7.89	(0.94)

(1)	Includes $0.20 and $0.02 of undistributed net investment income per share and $0.00 and $0.19 of undistributed net realized gains per share as of March 31, 2008 and 2007.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008. Early application is permitted. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary by clarifying that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity. It requires that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements which shall be applied retrospectively. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” which establishes principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value, as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective prospectively to business combinations in fiscal years beginning on or after December 15, 2008. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

(10) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company.

A member of the Board of Directors of the Company since 1996 was also a senior counsel in the Company’s primary law firm. Amounts paid to the law firm were approximately $49,000, and $296,000 for the 2008 and 2007 first quarters.

During the quarters ended March 31, 2008, and 2007 we serviced $163,076,000 and $148,064,000 in loans for Medallion Bank. Included in net investment income were amounts as described below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Servicing fees	$349	$321
Loan origination fees	155	96
Reimbursement of operating expenses	41	43
Interest income	2	2
Total other income	$547	$462

SPAC

Included in investments in controlled subsidiaries is $6,428,000 of investments in and loans to a special purpose acquisition company, Sports Properties Acquisition Corp., (the SPAC), 18%-owned by the Company which consummated its initial public offering (IPO) in January 2008. Immediately prior to the IPO, the Company purchased warrants for $5,900,000 from the SPAC in a private placement which will allow it to acquire 5,900,000 additional shares of common stock in the future under various conditions and restrictions. If the SPAC is unable to consummate an approved business combination within 24 months of the IPO, the Company’s entire investment in the SPAC will become worthless as all the assets of the SPAC will be used to repay the public stockholders.

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

The Company has agreed to indemnify the SPAC in the event of the SPAC’s liquidation for all claims of any vendors, service providers, or other entities that are owed money by the SPAC for services on financing provided or contracted for, or for products sold to the SPAC, including claims of any prospective acquisition targets. In addition, the Company, as the primary sponsor of the SPAC, may advance additional funds for operational and acquisition-related purposes, which may be repaid from the proceeds of the offering or the ultimate disposition of the Company’s equity investment in the SPAC.

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

SPAC 2

Included in deferred costs in other assets is $549,000 of investments in and loans to a special purpose acquisition company, National Security Solutions Inc. (SPAC 2), 74%-owned by the Company which is currently in organization prior to registration with the SEC to register units for sale in an initial public offering. Up to $375,000 of this may be repayable upon completion of the offering or December 26, 2008, whichever is first. Prior to the offering, the Company will purchase warrants for $4,125,000 from SPAC 2 in a private placement which will allow it to acquire 4,125,000 additional shares of common stock. After the offering, the Company will own approximately 17% of SPAC 2’s outstanding shares. If SPAC 2 is unable to consummate an approved business combination within 24 months of its offering, the Company’s entire investment in SPAC 2 will become worthless as all of the assets of SPAC 2 will be used to repay the public stockholders.

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

(11) FAIR VALUE OF ASSETS AND LIABILITIES

Medallion adopted the provisions of SFAS No. 157 in the 2008 first quarter. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. Medallion accounts for a substantially all of its financial instruments at fair value or considers fair value in its measurement, in accordance with the accounting guidance for investment companies. See Note 2 sections “Fair Value of Assets and Liabilities” and “Investment Valuation” for a description of our valuation methodology which is unchanged during the 2008 first quarter.

In accordance with SFAS No. 157, Medallion has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3).

As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a level 3 fair value measurement may include inputs that are observable (level 1 and 2) and unobservable (level 3). Therefore gains and losses for such assets and liabilities categorized within the level 3 table below may include changes in fair value that are attributable to both observable inputs (level 1 and 2) and unobservable inputs (level 3).

Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Medallion has the ability to access (examples include active exchange-traded equity securities, exchanged-traded derivatives, most US Government and agency securities, and certain other sovereign government obligations).

Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

A)	Quoted prices for similar assets or liabilities in active markets (for example, restricted stock);

B)	Quoted price for identical or similar assets or liabilities in non-active markets (for example, corporate and municipal bonds, which trade infrequently);

C)	Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including interest rate and currency swaps); and

D)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability (examples include certain residential and commercial mortgage-related assets, including loans, securities and derivatives).

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the assets or liability (examples include certain private equity investments, certain residential and commercial mortgage-related assets (including loans, securities, and derivatives), and long-dated or complex derivatives including certain equity derivatives and long-dated options on gas and power).

A review of fair value hierarchy classification is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in/out of the level 3 category as of the beginning of the quarter in which the reclassifications occur.

The following table presents Medallion’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

(Dollars in Millions)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$475,809	$475,809
Commercial loans	—	—	92,694	92,694
Investment in Medallion Bank and other controlled subsidiaries	—	3,650	62,192	65,842
Equity investments	233	—	4,870	5,103
Other assets	—	19,034	548	19,582

Included in level 3 investments in other controlled subsidiaries is the investment in Medallion Bank, the SPAC, and an investment in a start-up business engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company as well as certain private equity positions in non-marketable securities. Included in level 3 other assets is the investment in SPAC 2.

The following table provides a summary of changes in fair value of Medallion’s level 3 financial assets and liabilities for the quarter ended March 31, 2008.

		Total Realized and Unrealized Gains (Losses) Included in Income
(Dollars in Millions)	Beginning Balance	Appreciation (Depreciation) on Investments	Other Revenue	Interest	Total	Purchases, Issuances and Settlements	Transfers In (Out) (1)	Ending Balance
Assets
Medallion loans	$498,883	$(35)	$—	$—	$(35)	$(23,039)	$—	$475,809
Commercial loans	91,782	(320)	—	—	(320)	1,232	—	92,694
Investment in Medallion Bank and other controlled subsidiaries	53,871	(363)	—	—	—	8,042	642	62,192
Equity investments	4,530	—	—	—	—	340	—	4,870
Other assets	1,146	—	—	—	—	44	(642)	548

(1)	The SPAC was reclassified during the quarter ended March 31, 2008 from other assets to investment in controlled subsidiaries upon consummation of the initial public offering of the entities common stock.

(12) SUBSEQUENT EVENTS

On April 30, 2008, the Company’s board of directors declared a $0.19 per share common stock dividend, payable on June 2, 2008 to shareholders of record on May 16, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 12%, and our commercial loan portfolio at a compound annual growth rate of 7% (14% and 14% on a managed basis combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 15%. Total assets under our management, which includes assets serviced for third party investors and managed by unconsolidated portfolio companies, were approximately $1,024,219,000 as of March 31, 2008 and $940,149,000 as of March 31, 2007, and have grown at a compound annual growth rate of 54% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $121,500,000 or $7.96 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are serviced by us. We earn referral and servicing fees for these activities.

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

	March 31, 2008		December 31, 2007		March 31, 2007
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	6.48%	$380,870	6.91%	$399,955	6.80%	$349,947
Boston	8.38	32,348	8.44	32,446	8.24	33,641
Chicago	7.30	27,459	7.43	33,008	7.10	32,434
Newark	8.39	24,367	8.40	22,058	8.34	13,713
Cambridge	8.49	4,695	8.41	5,174	8.05	8,236
Other	7.65	5,405	7.58	5,481	7.55	5,523

Total medallion loans	6.79	475,144	7.13	498,122	7.01	443,494

Deferred loan acquisition costs		737		798		643
Unrealized depreciation on loans		(72)		(37)		(474)

Net medallion loans		$475,809		$498,883		$443,663

Commercial loans
Secured mezzanine	14.09%	$59,187	14.19%	$59,152	13.80%	$53,892
Asset based	6.92	22,344	8.91	19,870	10.18	21,243
Other secured commercial	8.29	17,970	9.05	19,256	9.36	18,479

Total commercial loans	11.43	99,501	12.12	98,278	12.10	93,614

Deferred loan acquisition income		(55)		(64)		(70)
Unrealized depreciation on loans		(6,752)		(6,432)		(2,644)

Net commercial loans		$92,694		$91,782		$90,900

Investment in Medallion Bank and other controlled subsidiaries, net	9.46%	$65,842	13.79%	$57,501	0.00%	$53,379

Investment securities	—%	$—	—%	$—	5.03%	$19,934

Unrealized depreciation on investment securities		—		—		—

Net investment securities		$—		$—		$19,934

Equity investments	5.69%	$2,484	4.70%	$2,138	3.44%	$3,483

Unrealized appreciation on equities		2,619		2,742		1,046

Net equity investments		$5,103		$4,880		$4,529

Investments at cost	7.77%	$642,971	8.45%	$656,039	6.91%	$613,904

Deferred loan acquisition costs		682		734		573
Unrealized appreciation on equities		2,619		2,742		1,046
Unrealized depreciation on loans		(6,824)		(6,469)		(3,118)

Net investments (2)		$639,448		$653,046		$612,405

Medallion Bank investments
Consumer loans	18.52%	$149,808	18.54%	$139,972	18.50%	$119,811
Commercial loans	7.43	87,687	9.14	88,785	10.35	60,600
Medallion loans	6.35	85,362	6.72	87,891	6.67	87,542
Investment securities	4.43	18,097	4.82	21,707	4.96	22,754

Medallion Bank investments at cost	11.87	340,954	12.12	338,355	12.18	290,707

Deferred loan acquisition costs		4,588		4,569		3,439
Unrealized appreciation (depreciation) on investment securities		177		39		(302)
Premiums paid on purchased securities		149		91		191
Unrealized depreciation on loans		(7,705)		(7,311)		(6,242)

Medallion Bank net investments(2)		$338,163		$335,743		$287,793

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 9.28%, 9.57%, and 9.10% at March 31, 2008, December 31, 2007, and March 31, 2007.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Net investments at beginning of period	$653,046	$592,933
Investments originated	81,190	84,625
Repayments of investments	(94,308)	(67,282)
Net realized gains (losses) on investments (1)	(100)	10,011
Net increase in unrealized depreciation (2)	(883)	(7,656)
Transfers from other assets	641	—
Amortization of origination costs	(138)	(226)

Net increase (decrease) in investments	(13,598)	19,472

Net investments at end of period	$639,448	$612,405

(1)	Excludes net realized gains or losses of $1,247 and $0 for the quarters ended March 31, 2008 and 2007, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.
(2)	Excludes net unrealized appreciation of $260 and $1,820 for the quarters ended March 31, 2008 and 2007, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at March 31, 2008 was 7.77% (7.59% for the loan portfolio), a decrease of 68 basis points from 8.45% at December 31, 2007, and an increase of 86 basis points from 6.91% at March 31, 2007. The weighted average yield of the total managed portfolio at March 31, 2008 was 9.08% (9.28% for the loan portfolio), a decrease of 33 basis points from 9.41% at December 31, 2007, and a decrease of 2 basis points from 9.10% at March 31, 2007. The decreases since year end reflect the fall in interest rates due to Fed rate cuts and the increase from a year ago primarily reflected the market increase in interest rates through most of 2007. Managed portfolio yields were helped by the inclusion and growth of the high-yield consumer loan portfolio. We expect to try to increase the percentage of commercial loans in the total portfolio, the origination of floating and adjustable-rate loans, and the level of non-New York medallion loans to enhance our yields. Additionally, Medallion Bank expects to try to increase the percentage of consumer loans originated for the managed portfolio to increase our overall returns.

Medallion Loan Portfolio

Our medallion loans comprised 74% of the net portfolio of $639,448,000 at March 31, 2008 compared to 76% of the net portfolio of $653,046,000 at December 31, 2007, and 72% of $612,405,000 at March 31, 2007. Our managed medallion loans of $560,882,000 comprised 61% of the net managed portfolio of $921,940,000 compared to 63% of the net managed portfolio of $934,955,000 at December 31, 2007, and 62% of $851,289,000 at March 31, 2007. The medallion loan portfolio decreased by $23,073,000 or 5% in 2008 ($25,616,000 or 4% on a managed basis), primarily reflecting loan payoffs, refinance, and the sale of participation interests to third parties. Total medallion loans serviced for third parties were $25,142,000, $4,443,000, and $5,315,000 at March 31, 2008, December 31, 2007, and March 31, 2007.

The weighted average yield of the medallion loan portfolio at March 31, 2008 was 6.79%, a decrease of 34 basis points from 7.13% at December 31, 2007, and a decrease of 22 basis points from 7.01% at March 31, 2007. The weighted average yield of the managed medallion loan portfolio at March 31, 2008 was 6.72%, a decrease of 35 basis points from 7.07% at December 31, 2007, and a decrease of 24 basis points from 6.96% at March 31, 2007. The decrease in yield primarily reflected the impact of falling interest rates in the economy and the effects of borrower refinancings. At March 31, 2008, 20% of the medallion loan portfolio represented loans outside New York, compared to 20% at December 31, 2007 and 21% at March 31, 2007. At March 31, 2008, 17% of the managed medallion loan portfolio represented loans outside New York, compared to 17% at December 31, 2007 and 18% at March 31, 2007. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 15%, 14%, and 15% of the net investment portfolio as of March 31, 2008, December 31, 2007, and March 31, 2007 and were 19%, 19%, and 18% on a managed basis for each period. Commercial loans increased by $912,000 or 1% during the quarter ended March 31, 2008 (increased by $209,000 or less than 1% on a managed basis), reflecting growth in asset-based loan portfolios, offset by reductions in other secured commercial loans. Net commercial loans serviced by third parties were $13,544,000 at March 31, 2008, compared to $12,643,000 at December 31, 2007, and $8,050,000 of loans serviced for third parties at March 31, 2007.

The weighted average yield of the commercial loan portfolio at March 31, 2008, was 11.43%, a decrease of 69 basis points from 12.12% at December 31, 2007 and 67 basis points from 12.10% at March 31, 2007. The weighted average yield of the managed commercial loan portfolio at March 31, 2008 was 9.56%, a decrease of 114 basis points from 10.70% at December 31, 2007, and 185 basis points from 11.41% at March 31, 2007. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At March 31, 2008, variable-rate loans represented approximately 30% of the commercial portfolio, compared to 28% at both December 31, 2007 and March 31, 2007, and were 59%, 57%, and 55% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 16% of the managed net investment portfolio as of March 31, 2008, compared to 15% at December 31, 2007 and 14% at March 31, 2007. Medallion Bank started originating new adjustable rate consumer loans during the 2004 third quarter. Recreational vehicles, boats, and trailers located in all 50 states collateralize the loans. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 18.52% at March 31, 2008, compared to 18.54% and 18.50% at December 31, 2007 and March 31, 2007. Amortization of the portfolio purchase premium reduced the yield by an average of 0.35%, 0.51%, and 0.68%, for the respective quarters. Adjustable rate loans represented approximately 91% of the managed consumer portfolio at March 31, 2008, compared to 91% and 89% at December 31, 2007 and March 31, 2007.

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

The following table shows the trend in loans 90 days or more past due:

	March 31, 2008		December 31, 2007		March 31, 2007
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Medallion loans	$1,953	0.4%	$3,519	0.6%	$5,633	1.0%

Commercial loans
Secured mezzanine	200	—	2,819	0.5	4,734	0.9
Asset-based receivable	—	—	—	—	—	—
Other secured commercial	492	0.1	1,195	0.2	1,640	0.3

Total commercial loans	692	0.1	4,014	0.7	6,374	1.2

Total loans 90 days or more past due	$2,645	0.5%	$7,533	1.3%	$12,007	2.2%

Total Medallion Bank loans	$670	0.2%	$1,036	0.3%	$503	0.1%

Total managed loans 90 days or more past due	$3,315	0.4%	$8,569	0.9%	$12,510	1.6%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate

In general, collection efforts since the establishment of our collection department have substantially contributed to the sizable reduction in overall delinquencies. The decrease in medallion delinquencies resulted from a restructuring of a large past due relationship which resulted in substantial cash payments. Secured mezzanine financing delinquencies decreased primarily as a result of paydowns of previously delinquent loans in the current year. The decrease in other secured commercial loan was due to the sale of a nonaccrual loan to a third party and principal paydowns in the first quarter of 2008. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

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

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the three months ended March 31, 2008 and 2007.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2007	$(6,469)	$2,742	$8,341	$4,614
Increase in unrealized
Appreciation on investments	—	—	1,670	1,670
Depreciation on investments	(500)	(123)	(150)	(773)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(1,260)	(1,260)
Losses on investments	145	—	—	145

Balance March 31, 2008	$(6,824)	$2,619	$8,601	$4,396

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2006	$(3,056)	$2,113	$947	$4
Increase in unrealized
Appreciation on investments	—	49	1,920	1,969
Depreciation on investments	(63)	(12)	(73)	(148)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(1,100)	—	(1,100)
Losses on investments	1	—	—	1
Other	—	(4)	—	(4)

Balance March 31, 2007	$(3,118)	$1,046	$2,794	$722

The following table presents credit-related information for the investment portfolios as of the quarters ended:

(Dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Total loans
Medallion loans	$475,809	$498,883	$443,663
Commercial loans	92,694	91,782	90,900

Total loans	568,503	590,665	534,563
Investment in Medallion Bank and other controlled subsidiaries	65,842	57,501	53,379
Investment securities	—	—	4,529
Equity investments (1)	5,103	4,880	19,934

Net investments	$639,448	$653,046	$612,405

Net investments at Medallion Bank and other controlled subsidiaries	$338,163	$335,743	$287,793
Managed net investments	$921,940	$934,955	$851,289

Unrealized appreciation (depreciation) on investments
Medallion loans	$(72)	$(37)	$(474)
Commercial loans	(6,752)	(6,432)	(2,644)

Total loans	(6,824)	(6,469)	(3,118)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—
Investment securities	—	—	—
Equity investments	2,619	2,742	1,046

Total unrealized appreciation (depreciation) on investments (2)	$(4,205)	$(3,727)	$(2,072)

Net unrealized appreciation (depreciation) on investments at Medallion Bank and other controlled subsidiaries	$(7,528)	$(7,272)	$(6,544)
Managed total unrealized appreciation (depreciation) on investments (2)	$(11,733)	$(10,999)	$(8,616)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	(0.02)%	(0.01)%	(0.11)%
Commercial loans	(6.79)	(6.54)	(2.83)
Total loans	(1.19)	(1.08)	(0.58)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Investment securities	—	—	—
Equity investments	105.46	128.22	30.03
Net investments	(0.66)	(0.57)	(0.37)

Net investments at Medallion Bank and other controlled subsidiaries	(2.21)%	(2.15)%	(2.22)%
Managed net investments	(1.26)%	(1.17)%	(1.00)%

(1)	Represents common stock and warrants held as investments.
(2)	Excludes $1,878, $1,920, and $1,700 for unrealized appreciation on Medallion Hamptons Holding, a wholly-owned subsidiary at March 31, 2008, December 31, 2007, and March 31, 2007.
(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the quarters ended March 31, 2008 and 2007.

(Dollars in thousands)	Three Months Ended March 31,
	2008	2007
Realized gains (losses) on loans and equity investments(1)
Medallion loans	$—	$(8)
Commercial loans	(100)	10

Total loans	(100)	2
Investment in Medallion Bank and other controlled subsidiaries	—	—
Investment securities	—	—
Equity investments	—	10,009

Total realized gains (losses) on loans and equity investments	$(100)	$10,011

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	$(1,608)	$(769)

Total managed realized gains (losses) on loans and equity investments (1)	$(1,708)	$9,242

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	(0.01)%
Commercial loans	(0.41)	0.04
Total loans	(0.07)	0.00
Investment in Medallion Bank and other controlled subsidiaries	—	—
Investment securities	—	—
Equity investments	—	665.33
Net investments	(0.06)	7.52

Net investments at Medallion Bank and other controlled subsidiaries	(1.92)%	(1.07)%
Managed net investments	(0.74)%	4.49%

(1)	Does not include $1,247 and $0 of realized gains for the quarters ended March 31, 2008 and 2007 related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio:

	Three Months ended March 31,
(Dollars in thousands)	2008	2007
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$—	$49
Unrealized depreciation	(623)	(75)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries	(405)	2,202
Realized gains	—	(9,833)
Realized losses	145	1
Unrealized gains on foreclosed properties	260	1,820

Total	$(623)	$(5,836)

Net realized gains (losses) on investments
Realized gains	$—	$1,100
Realized losses	(145)	(1)
Other gains	30	8,909
Direct recoveries	15	3
Realized gains on foreclosed properties	1,247	—

Total	$1,147	$10,011

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 10%, 9%, and 9% of our total portfolio at March 31, 2008, December 31, 2007, and March 31, 2007. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We are currently in discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including an aggregate of $500,000, contributed over the 2008 first quarter and $0 in the 2007 first quarter. Separately, Medallion Bank paid dividends to the Company of $1,500,000 and $0 in the 2008 and 2007 first quarters. Without the capital infusions by the Company a portion of the Medallion Bank dividends would have been retained to ensure Medallion Bank met its capital ratio requirements and in such circumstance, if the Company maintained its dividends at the existing levels, a portion of those dividends would have represented a tax-free return of capital.

Equity Investments

Equity investments were 1%, 1% and 1% of our total portfolio at March 31, 2008, December 31, 2007, and March 31, 2007. Equity investments were 1%, 1%, and 1% of our total managed portfolio March 31, 2008, December 31, 2007, and March 31, 2007. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0%, 0%, and 3% of our total portfolio at March 31, 2008, December 31, 2007, and March 31, 2007. Investment securities were 2%, 2%, and 5% of our total managed portfolio at March 31, 2008, December 31, 2007, and March 31, 2007. The investment securities are primarily US Treasuries and/or adjustable-rate mortgage-backed securities purchased by us and Medallion Bank to better utilize required cash liquidity.

Trend in Interest Expense

Our interest expense is driven by the interest rates payable on our short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The establishment of the Merrill Lynch Commercial Financial Corp line of credit in September 2002, and its favorable subsequent renegotiations had the effect of substantially reducing our cost of funds. Most recently, in December 2006, we established an additional medallion lending relationship with Citibank that provides for future growth in the portfolio at generally lower rates than under the existing facility with Merrill Lynch. In addition, Medallion Bank began raising brokered bank certificates of deposit during 2004, which were at our lowest borrowing costs. As a result of Medallion Bank raising funds through certificates of deposits as previously noted, we were able to realign the ownership of some of our medallion loans and related assets to Medallion Bank allowing us and our subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, Medallion Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 4 to the consolidated financial statements for details on the terms of all outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the quarters ended March 31, 2008 and 2007. Average balances have increased, primarily reflecting the funding needs to support the growth in our investment portfolios. The decrease in borrowing costs reflected the downward trend of interest rates in the economy.

	Three months ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
March 31, 2008
Revolving line of credits	$5,192	$406,108	5.14%
SBA debentures	1,248	77,250	6.50
Preferred securities	634	33,000	7.73
Notes payable to banks	129	6,571	7.90
Margin loans	—	—	—

Total	$7,203	$522,929	5.54

Medallion Bank borrowings	3,686	293,740	5.05

Total managed borrowings	$10,889	$816,669	5.36

March 31, 2007
Revolving line of credits	$5,264	$359,755	5.93%
SBA debentures	1,240	77,250	6.51
Notes payable to banks	202	13,102	6.25
Margin loans	43	3,256	5.36

Total	$6,749	$453,363	6.04

Medallion Bank borrowings	3,097	253,805	4.95

Total managed borrowings	$9,846	$707,168	5.65

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At March 31, 2008 and 2007, short-term adjustable rate debt constituted 85% and 83% of total debt, and was 54% and 56% on a fully managed basis including the borrowings of Medallion Bank.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended March 31, 2008 and 2007.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2008	2007
Statement of operations
Investment income	$14,444	$10,439
Interest expense	7,203	6,749

Net interest income	7,241	3,690
Noninterest income	803	490
Operating expenses	4,647	4,575

Net investment income (loss) before income taxes	3,397	(395)
Income tax (provision) benefit	—	—

Net investment income (loss) after income taxes	3,397	(395)
Net realized gains on investments	1,147	10,011
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries (1)	(405)	2,202
Net change in unrealized depreciation on investments (1)	(218)	(8,038)

Net increase in net assets resulting from operations	$3,921	$3,780

Per share data
Net investment income (loss)	$0.19	$(0.02)
Income tax (provision) benefit	—	—
Net realized gains (losses) on investments	0.06	0.56
Net change in unrealized appreciation (depreciation) on investments	(0.03)	(0.33)

Net increase in net assets resulting from operations	$0.22	$0.21

Dividends declared per share	$0.19	$0.19

Weighted average common shares outstanding
Basic	17,492,879	17,427,387
Diluted	17,729,434	17,764,663

	March 31, 2008	December 31, 2007
Balance sheet data
Net investments	$639,448	$653,046
Total assets	703,252	721,262
Total funds borrowed	525,655	542,549
Total liabilities	530,228	548,839
Total shareholders’ equity	173,024	172,423

Managed balance sheet data (2)
Net investments	$921,940	$934,955
Total assets	1,011,522	1,025,633
Total funds borrowed	832,299	845,349
Total liabilities	838,097	853,211

	Three Months Ended March 31,
	2008	2007
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income (loss) after taxes	1.93%	(0.25)%
Net increase in net assets resulting from operations	2.23	2.41
Return on average equity (ROE) (4)
Net investment income (loss) after taxes	7.89	(0.94)
Net increase in net assets resulting from operations	9.10	9.01

Weighted average yields	8.95%	7.70%
Weighted average cost of funds	4.46	5.08

Net interest margin (5)	4.49	2.62

Noninterest income ratio (6)	0.50%	0.37%
Total expense ratio (7)	7.34	7.22
Operating expense ratio (8)	2.88	3.44

	March 31, 2008	December 31, 2007
As a percentage of net investment portfolio
Medallion loans	74%	73%
Commercial loans	15	15
Investment in subsidiaries	10	9
Equity investments	1	1
Investment securities	—	3

Investments to assets (9)	91%	92%
Equity to assets (10)	25	26
Debt to equity (11)	304	287

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income (loss) after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income (loss) after taxes or net increase in net assets resulting from operations divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries of $1,516,000 and $151,000 in the quarters ended March 31, 2008 and 2007, and also included $1,500,000 and $0 of dividends from Medallion Bank for the same periods. On a managed basis, combined with Medallion Bank, the net interest margin was 4.81% and 4.24% for the quarters ended March 31, 2008 and 2007.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of March 31.
(10)	Represents total shareholders’ equity divided by total assets as of March 31.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of March 31.

Consolidated Results of Operations

2008 First Quarter compared to the 2007 First Quarter

Net increase in net assets resulting from operations was $3,921,000 or $0.22 per diluted common share in the 2008 first quarter, up $141,000 or 4% from $3,780,000 or $0.21 per share in the 2007 first quarter. The 2008 increase primarily reflected higher net interest and noninterest income, partially offset by lower net realized/unrealized gains and higher operating expenses. Net investment income after taxes was $3,397,000 or $0.19 per share in the 2008 quarter, up $3,792,000 from a loss of ($395,000) or ($0.02) per share in the 2007 quarter.

Investment income was $14,444,000 in the 2008 first quarter, up $4,005,000 or 38% from $10,439,000 a year ago, and included $1,516,000 from interest recoveries and bonuses on certain investments in 2008, compared to $151,000 in 2007. Also included in the 2008 quarter was $1,500,000 in dividends from Medallion Bank. Excluding those items, investment income increased $1,140,000 or 11%, primarily reflecting growth in the investment portfolios and to a lesser extent, changes in the yields earned. The yield on the investment portfolio was 8.95% in the 2008 quarter, up 16% from 7.70% in the 2007 quarter. Excluding the extra interest and dividends, the 2008 yield was down 7% to 7.08% from 7.58% in 2007, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $648,933,000 in 2008, up 20% from $538,964,000 a year ago, primarily reflecting growth in the medallion loan portfolio.

Medallion loans were $475,809,000 at quarter end, up $32,146,000 or 7% from $443,663,000 a year ago, representing 74% of the investment portfolio compared to 72% a year ago, and were yielding 6.79% compared to 7.01% a year ago, a decrease of 3%. The increase in outstandings primarily reflected efforts to book new business, primarily in the New York City market, and also reflected the increase in medallion values, partially offset by sold participations and repayments. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $587,017,000 at quarter end, up $50,725,000 or 9% from $536,292,000 a year ago. The commercial loan portfolio was $92,694,000 at quarter end, compared to $90,900,000 a year ago, an increase of $1,794,000 or 2%, and represented 15% of the investment portfolio at both quarter ends. The increase primarily reflected growth in the high-yield mezzanine loan portfolio, partially offset by increases in valuation allowances. Commercial loans yielded 11.43% at quarter end, down 6% from 12.10% a year ago, reflecting the interest rate cycle peak in 2007 and the beginning of market rate decreases. The net managed commercial portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $166,837,000 at year end, up $7,295,000 or 5% from $159,542,000 a year ago, primarily reflecting the increases described above and growth in the asset-based loan portfolio at Medallion Bank, partially offset by the net increase in third party loan participations purchased. Investments in Medallion Bank and other controlled subsidiaries were $65,842,000 at quarter end, up $12,463,000 or 23% from $53,379,000 a year ago, primarily reflecting the increased value of those investments, a large portion of which reflected the investment in the SPAC and the earnings of Medallion Bank, and which represented 10% of the investment portfolio, compared to 9% a year ago, and which yielded 9.46% at quarter end, compared to 0.00% a year ago. See Note 3 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $5,103,000 at quarter end, up $574,000 or 13% from $4,529,000 a year ago, primarily reflecting portfolio appreciation, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 5.69%, compared to 3.44% a year ago. Investment securities were zero at quarter end, compared to $19,934,000 a year ago, when they represented 3% of the investment portfolio and yielded 5.03%. See page 27 for a table that shows balances and yields by type of investment.

Interest expense was $7,203,000 in the 2008 first quarter, up $454,000 or 7% from $6,749,000 in the 2007 first quarter. The increase in interest expense was due to increased levels of borrowings, partially offset by the lower cost of borrowed funds. Average debt outstanding was $522,929,000 for the 2008 quarter, compared to $453,363,000 a year ago, an increase of 15%, primarily reflecting increased borrowings used to fund portfolio investment growth. The cost of borrowed funds was 5.54% in 2008, compared to 6.04% a year ago, a decrease of 8%, reflecting the peak in rates during 2007, and their subsequent decline as the Fed lowered interest rates, and that impact on the adjustable rate nature of much of our borrowings. See page 35 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $7,241,000 and the net interest margin was 4.49% for the 2008 quarter, up $3,551,000 or 96% from $3,690,000 a year ago, which represented a net interest margin of 2.62%, all reflecting the items discussed above.

Noninterest income, which is comprised of servicing fee income, prepayment penalties, late charges, and other miscellaneous income was $803,000 in the 2008 quarter, up $313,000 or 64% from $490,000 a year ago, primarily reflecting higher prepayment penalties and investment partnership income distributions, and otherwise generally higher revenues from a larger portfolio base.

Operating expenses were $4,647,000 in the 2008 first quarter, up $72,000 or 2% from $4,575,000 in the 2007 first quarter. Salaries and benefits expense was $2,627,000 in the 2008 quarter, down $106,000 or 4% from $2,733,000 in the 2007 quarter, primarily reflecting lower bonus accruals, partially offset by higher stock compensation expense and an increase in salary levels and headcount. Professional fees were $368,000 in 2008, down $237,000 or 39% from $605,000 a year ago. The decrease primarily reflected higher 2007 costs related to investment projects under consideration, higher accounting costs, including costs related to deconsolidating Medallion Bank and for consultant services for operational reviews, and higher legal expenses. Rent expense was $326,000 in the quarter, down $7,000 or 2% compared to $333,000 in 2007. Other operating expenses of $1,326,000 in 2008 were up $422,000 or 47% from $904,000 a year ago, primarily reflecting higher franchise tax accruals.

Income tax expense was $0 in both the 2008 and 2007 first quarters.

Net change in unrealized depreciation on investments was $623,000 in the 2008 first quarter, compared to $5,836,000 in the 2007 first quarter, a decrease in depreciation of $5,213,000. Net change in unrealized depreciation, net of the net change in unrealized depreciation on Medallion Bank and the other controlled subsidiaries, was $218,000 in 2008, compared to $8,038,000 in 2007, resulting in decreased depreciation of $7,820,000 in 2008. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2008 activity resulted from reversals of unrealized appreciation associated with foreclosed properties that were sold of $1,260,000, net unrealized depreciation on loans of $500,000, net depreciation on Medallion Bank and other controlled subsidiaries of $405,000, and net unrealized depreciation on equity investments of $123,000, partially offset by net unrealized appreciation on foreclosed property of $1,520,000 and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $145,000. The net depreciation on Medallion Bank and other controlled subsidiaries described above is net of the $1,500,000 of dividends declared by them to Medallion Financial in 2008. The 2007 activity resulted from reversals of unrealized appreciation associated with equity investments that were sold of $9,833,000 and net unrealized depreciation on loans of $63,000, partially offset by net appreciation on Medallion Bank and other controlled subsidiaries of $2,202,000, net unrealized appreciation on foreclosed property of $1,820,000, net unrealized appreciation on equity investments of $37,000, and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $1,000.

Our net realized gains on investments were $1,147,000 in the 2008 quarter, compared to $10,011,000 in the 2007 quarter. The 2007 activity reflected the reversals described in the unrealized paragraph above and by net direct gains on sales of equity and other investments of $30,000 and net direct recoveries of $15,000, partially offset by net direct losses on foreclosed properties of $13,000. The 2007 activity reflected the above and net direct gains on sales of equity and other investments of $176,000 and net direct recoveries of $3,000.

The Company’s net realized/unrealized gains on investments were $524,000 in the 2008 first quarter, compared to $4,175,000 in the 2007 first quarter, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $77,250,000 with a weighted average interest rate of 6.05%, constituting 15% of our total indebtedness as of March 31, 2008. Also, as of March 31, 2008, portions of the adjustable rate debt with banks repriced at intervals of as long as 54 months, and certain of the certificates of deposit were for terms of up to 31 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at March 31, 2008, compared to the respective positions at the end of 2007 and 2006. The principal amount of interest earning assets is assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

March 31, 2008 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$27,264	$—	$—	$—	$—	$—	$—	$27,264
Adjustable rate	10,593	1,668	244	29,556	8,686	—	—	50,747
Fixed-rate	49,189	90,398	197,930	89,936	50,170	5,031	13,980	496,634
Cash	30,928	—	—	—	—	—	—	30,928

Total earning assets	$117,974	$92,066	$198,174	$119,492	$58,856	$5,031	$13,980	$605,573

Interest bearing liabilities
Revolving line of credit	$402,802	$—	$—	$—	$—	$—	$—	$402,802
Notes payable to banks	6,000	2,423	4,180	—	—	—	—	12,603
Preferred securities	—	—	—	—	33,000	—	—	33,000
SBA debentures	—	—	—	28,485	19,300	9,150	20,315	77,250

Total liabilities	$408,802	$2,423	$4,180	$28,485	$52,300	$9,150	$20,315	$525,655

Interest rate gap	$(290,828)	$89,643	$193,994	$91,007	$6,556	$(4,119)	$(6,335)	$79,918

Cumulative interest rate gap (2)	$(290,828)	$(201,185)	$(7,191)	$83,816	$90,372	$86,253	$79,918	—

December 31, 2007 (2)	$(278,252)	$(185,966)	$(21,721)	$77,901	$108,459	$96,540	$87,305	—
December 31, 2006 (2)	(267,015)	(152,783)	(8,334)	53,943	127,019	115,046	89,104	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (48%), (44%), and (49%), as of March 31, 2008, and December 31, 2007 and 2006, and was (38%), (34%), and (34%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of $(137,275) or (23%) for March 31, 2008, compared to ($127,292) or ( 20%) and ($127,184) or (23%) for December 31, 2007 and 2006, respectively, and was ($180,427) or (19%), ($156,202) or (16%), and ($117,151) or (14%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $605,573,000 and interest rate sensitive liabilities were $525,655,000 at March 31, 2008. The one-year cumulative interest rate gap was a negative $290,828,000 or 48% of interest rate sensitive assets compared to a negative $278,252,000 or 44% at December 31, 2007 and $267,015,000 or 49% at December 31, 2006. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $137,275,000 or 23% at March 31, 2008. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $959,892,000 and interest rate sensitive liabilities were $832,300,000 at March 31, 2008. The cumulative interest rate gap was a negative $362,821,000 or 38% of interest rate sensitive assets, compared to $333,855,000 or 34%, and $287,680,000 or 34% at December 31, 2007 and 2006. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $180,427,000 or 19% at March 31, 2008.

Interest Rate Cap Agreements

From time to time, we enter into interest rate cap agreements to manage the exposure of the portfolio to increases in market interest rates by hedging a portion of our variable-rate debt against increases in interest rates. There were no interest rate caps outstanding during 2008 and 2007.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with Merrill Lynch and Citibank, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. The Trust’s

$375,000,000 revolving line of credit with Merrill Lynch had availability of $82,022,000, and Trust II’s $250,000,000 line had availability of $140,176,000 as of March 31, 2008. Medallion Capital and Freshstart have $13,500,000 and $6,000,000 of additional funding commitments with the SBA, which requires capital contributions from us of $6,750,000 and $2,000,000, respectively. Since SBA financing subjects its recipients to certain regulations, we will seek funding at the subsidiary level to maximize its benefits. Lastly, $32,000,000 was available under revolving credit agreements with commercial banks, and approximately $226,000 was available under the company’s margin loans.

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

The components of our debt were as follows at March 31, 2008. See Note 4 to the consolidated financial statements on page 16 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate(1)
Revolving lines of credit	$402,802	77%	3.43%
SBA debentures	77,250	15	6.05
Preferred securities	33,000	6	7.68
Notes payable to banks	12,603	2	5.75

Total outstanding debt	$525,655	100%	4.14%

Certificates of deposit at Medallion Bank	306,644	—	4.57%

Total outstanding debt, including Medallion Bank	$832,299	—	4.29%

(1)	Weighted average contractual rate as of March 31, 2008.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at March 31, 2008.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 –4 years	4 –5 years	More than 5 years	Total
Revolving lines of credit	$292,978	$109,824	$—	$—	$—	$—	$402,802
SBA debentures	—	—	—	28,485	19,300	29,465	77,250
Preferred securities	—	—	—	—	—	33,000	33,000
Notes payable to banks	6,294	2,511	3,798	—	—	—	12,603

Total	$299,272	$112,335	$3,798	$28,485	$19,300	$62,465	$525,655

Certificates of deposit at Medallion Bank	208,828	93,336	4,480	—	—	—	306,644

Total, including Medallion Bank	$508,100	$205,671	$8,278	$28,485	$19,300	$62,465	$832,299

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of March 31, 2008 by approximately $472,000 on an annualized basis, compared to a positive impact of $374,000 at December 31, 2007, and the impact of such an immediate increase of 1% over a one year period would have been ($3,037,000) at March 31, 2008, compared to ($2,895,000) for December 31, 2007. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2008. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	UTAH	Total	12/31/2007
Cash	$9,968	$4,915	$5,407	$6,172	$4,466	$—	$30,928	$33,454
Bank loans	20,000	18,000	—	—	—	—	38,000	38,000
Amounts undisbursed	14,000	18,000	—	—	—	—	32,000	24,000
Amounts outstanding	6,000	6,603	—	—	—	—	12,603	20,850
Average interest rate	4.69%	6.72%	—	—	—	—	5.75%	6.81%
Maturity	6/08	10/09-6/10	—	—	—	—	6/08-6/10	6/08-6/10
Preferred Securities	33,000	—	—	—	—	—	33,000	33,000
Average interest rate	7.68%	—	—	—	—	—	7.68%	7.68%
Maturity	09/37	—	—	—	—	—	09/37	09/37
Lines of Credit	—	625,000	—	—	—	—	625,000	625,000
Amounts undisbursed	—	222,198	—	—	—	—	222,198	213,551
Amounts outstanding	—	402,802	—	—	—	—	402,802	411,449
Average interest rate	—	3.43%	—	—	—	—	3.43%	5.58%
Maturity	—	9/08-12/09	—	—	—	—	9/08-12/09	9/08-12/09
Margin loan	—	—	—	—	—	—	—	—
Average interest rate	—%	—	—	—	—	—	—%	—%
Maturity	N/A	—	—	—	—	—	N/A	N/A
SBA debentures	—	—	46,750	—	50,000	—	96,750	96,750
Amounts undisbursed	—	—	13,500	—	6,000	—	19,500	19,500
Amounts outstanding	—	—	33,250	—	44,000	—	77,250	77,250
Average interest rate	—	—	6.08%	—	6.02%	—	6.05%	6.05%
Maturity	—	—	9/11-9/15	—	9/11-3/16	—	9/11-3/16	9/11-3/16

Total cash and amounts remaining undisbursed under credit facilities	$23,968	$245,113	$18,907	$6,172	$10,466	$—	$304,626	$290,505

Total debt outstanding	$39,000	$409,406	$33,250	$—	$44,000	$—	$525,655	$542,549

Including Medallion Bank
Cash	—	—	—	—	—	$18,927	$18,927	$17,025
Certificates of deposit	—	—	—	—	—	306,644	306,644	299,083
Average interest rate	—	—	—	—	—	4.57%	4.57%	4.85%
Maturity	—	—	—	—	—	4/08-0/10	4/08-10/10	1/08-10/10

Total cash and amounts remaining undisbursed under credit facilities	$23,968	$245,113	$18,907	$6,172	$10,466	$18,927	$323,553	$307,530

Total debt outstanding	$39,000	$409,406	$33,250	$—	$44,000	$306,644	$832,299	$841,632

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition. Based on current market conditions and communications from Merrill Lynch, we expect that Merrill Lynch will not extend the credit facility beyond its current maturity date in September 2008. We have available liquidity of approximately $140,000,000 under our revolving credit agreement with Citibank. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008. Early application is permitted. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary by clarifying that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity. It requires that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements which shall be applied retrospectively. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” which establishes principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value, as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective prospectively to business combinations in fiscal years beginning on or after December 15, 2008. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of May 7, 2008, there were approximately 120 holders of record of the Company’s common stock.

On May 7, 2008, the last reported sale price of our common stock was $9.92 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2008	DIVIDENDS DECLARED	HIGH	LOW
First Quarter	$0.19	$10.33	$9.04
2007
Fourth Quarter	$0.19	$11.00	$9.70
Third Quarter	0.19	12.00	10.39
Second Quarter	0.19	12.43	11.15
First Quarter	0.19	12.34	10.80

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007 (1)	33,200	9.84	33,200	7,393,708
January 1 through March 31, 2008 (1)	7,691	9.66	7,691	7,319,397

Total	1,394,124	9.10	1,394,124	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires after a certain number of days, except in certain cases where it is extended through completion of the authorized amounts. In April 2007, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than May 2007, and were to conclude 180 days after the commencement of the purchases. In November 2007, we further extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than December 2007, and were to conclude 180 days after the commencement of the purchases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of March 31, 2008. In addition, based on our evaluation as of March 31, 2008, there have been no changes that occurred during the 2008 first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities, other than US government securities or securities of other RICs, of any one issuer. As of March 31, 2008, our largest investment subject to this test was our investment in Medallion Bank, representing 22% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

As of March 31, 2008, we had approximately $525,655,000 of outstanding indebtedness, which had a weighted average borrowing cost of 4.14% at March 31, 2008, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $306,644,000 of outstanding indebtedness at a weighted average borrowing cost of 4.57%.

Our operating results could be negatively impacted by our inability to obtain additional financing on terms favorable to us or at all.

We rely upon access to credit facilities as a source of liquidity to satisfy our working capital needs, grow our business, and invest in loans. Although we believe that we maintain sufficient access to sources of liquidity on reasonable market terms, continued turmoil in the credit markets could limit our access to funds and restrict us from continuing our current operating strategy or implementing new operating strategies.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of March 31, 2008, our net unrealized depreciation on investments other than in controlled subsidiaries and foreclosed properties was approximately $4,205,000 or 0.66% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of March 31, 2008 by approximately $472,000 on an annualized basis, compared to a positive impact of $374,000 at December 31, 2007, and the impact of such an immediate increase of 1% over a one year period would have been ($3,037,000) at March 31, 2008, compared to ($2,895,000) at December 31, 2007. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

Based on discussions with the SEC, we determined that we should no longer consolidate Medallion Bank’s accounts with those of our own.

Since the inception of Medallion Bank, we had historically consolidated the financial position and results of operations of Medallion Bank with those of our own. We did so in reliance upon a letter from the staff of the SEC permitting such consolidation. During August 2006, we filed the initial registration statement related to an offering of common stock which the SEC staff reviewed and on which they provided comments, including the appropriateness of consolidating the accounts of Medallion Bank which evolved since 2004. Based on several discussions with the SEC; our management, Audit Committee, and Board of Directors determined, and our auditors concurred, that we should no longer consolidate Medallion Bank in reliance upon the SEC letter, and determined, and our auditors concurred, that the change represented a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly we adopted the retrospective treatment provided for in that statement, including for any interim periods presented, included in our 2006 Form 10-K. Based on the available facts, and after due investigation, we believe we relied upon the no-action letter in good faith and with a reasonable basis for such reliance and we have articulated these facts to the SEC. After reviewing our response, the SEC indicated it has no further comments regarding the consolidation of Medallion Bank, but they have not formally concurred with our conclusion. We cannot assure you that the SEC or any other regulatory agency may not come to a different conclusion than ours. Such a different conclusion could result in our having to restate our financial statements.

We had a material weakness in internal control over financial reporting.

Management identified a material weakness in our internal control over financial reporting for the year ended December 31, 2006 relating to the documentation and oversight of the monitoring of certain of the loans and/or investments included in the portfolio of one of our subsidiaries, Medallion Capital, which was remediated during 2007, see “Item 9A. Controls and Procedures”. Although we believe that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP, we cannot assure you that material weaknesses in our internal control over financial reporting will not be identified in the future that could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of March 31, 2008, investments in New York City taxi medallion loans represented approximately 80% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $613,000 for corporate medallions and over $432,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2006, the value of New York City taxicab medallions increased by approximately 5% for individual medallions and 17% for corporate medallions.

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

Our investments in special purpose acquisition companies, or SPACs, may be subject to forfeit.

The initial public offering of units in our first SPAC, Sports Properties Acquisition Corp., was consummated in January, 2008. Sports Properties has 24 months from the date of its prospectus to complete a business combination. If Sports Properties fails to consummate a business combination within the required time frame, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets. We own shares of the common stock of Sports Properties that were issued prior to Sports Properties’ offering, but we have waived our right to receive distributions with respect to those shares upon the liquidation of Sports Properties. Additionally, we have purchased warrants directly from Sports Properties in a private placement prior to the effective date of Sports Properties’ prospectus. Upon consummation of Sports Properties’ offering, we owned 18% of Sports Properties’ issued and outstanding common stock. If Sports Properties does not consummate a business combination within the required time frame, we will not receive a return on our investment and we will lose our investment.

We also agreed to indemnify Sports Properties upon Sports Properties’ liquidation for all claims of any vendors, service providers, or other entities that are owed money by Sports Properties for services rendered, or contracted for, or products sold to Sports Properties, or the claims of any target businesses to the extent that Sports Properties fails to obtain valid and enforceable waivers from such vendors, service providers, prospective target businesses, or other entities in order to protect the amounts held in Sports Properties’ trust account. In the event of a liquidation of Sports Properties, we may not only lose the amount of capital we invested in Sports Properties, but we may also be liable to Sports Properties under those indemnification obligations.

We have formed a second SPAC, National Security Solutions Inc., that is currently in registration and that will seek a business combination in the homeland defense and security industries. If the offering of units of National Security is successful, our investment in National Security will be subject to similar forfeiture risk if it does not consummate a business combination. In addition, we will provide a similar indemnity to protect the amounts held in National Security’s trust account.

While we believe that both SPACs are eligible portfolio companies prior to a business combination by such SPAC, we cannot assure you that the SEC or a court would not take a contrary view or that we can maintain our control following a business combination.

As a business development company we are required to invest at least 70% of our total assets in qualifying assets which include eligible portfolio companies. One of they ways in which we can treat an investment as an investment in an eligible portfolio company is if we control such entity. Under the 1940 Act, control is defined as the power to exercise a controlling influence over such company’s management or policies. Although control does not require ownership of a particular percentage of securities, the 1940 Act contains a rebuttable presumption that a party who owns 25% or more of the voting securities of a company has control over such company. While we believe, prior to a business combination by each respective SPAC, that we control such SPAC and that such SPAC is therefore an eligible portfolio company, we cannot assure you that the SEC or a court would not take a contrary view or that we can maintain our control following a business combination.

We have paid expenses relating to SPACs for which we will not be reimbursed.

Pursuant to a consulting agreement between us and ProEminent Sports, LLC, Tony Tavares acts as a consultant to us for sports related investments and, included within the scope of his duties, is his service to Sports Properties. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as Chief Executive Officer of Sports Properties, review and comment on Sports Properties’ prospectus, and help define Sports Properties’ scope of business. Mr. Tavares has also agreed to help Sports Properties identify a target business, perform due diligence on the proposed target, and negotiate and consummate a business combination with such a target business. Following a business combination, in the event Mr. Tavares is not offered employment with Sports Properties or a board position with Sports Properties, we have agreed to continue the consulting arrangement for at least an additional twelve months. For the services rendered by ProEminent Sports, LLC to us, we pay ProEminent Sports a monthly fee of $20,000. Sports Properties’ advisors, Robert Caporale and Randel E. Vataha, are Chairman and President, respectively, and each own 50% of, the membership interests of Game Plan LLC. We are also a party to an agreement with Game Plan LLC pursuant to which Game Plan LLC will provide certain consulting services to us and to Sports Properties, including advising Sports Properties in identifying a target business. Following consummation of Sports Properties’ offering, Game Plan LLC has also agreed to help Sports Properties identify a target business, perform due diligence on the proposed target, and negotiate and consummate a business combination with such a target business. For the services rendered by Game Plan to us, we pay Game Plan a monthly fee of $10,000. The fees paid by us pursuant to the consulting agreements are solely borne by us and were not reimbursed by Sports Properties. We are also a party to an agreement with Graidan Ventures LLC. The principal of Graidan Ventures provides us with general consulting, managerial, and investment banking advice relating to our investments in both SPACs and other investment opportunities. For these services, we pay Graidan Ventures a monthly fee of $18,750.

If the SPACs are successful in consummating a business combination, we will face restrictions limiting our ability to liquidate our common stock in such SPAC.

The privately issued shares and warrants of Sports Properties will be placed in escrow and were not released to us before one year from the business combination, except in very limited circumstances. In addition, the privately issued shares and warrants will become freely tradable only after they are registered pursuant to an effective registration statement. We have further agreed that we will not sell or transfer any shares of Sports Properties common stock purchased by us pursuant to our limit order agreement with Banc of America Securities LLC until 180 days after Sports Properties has completed a business combination. If the offering of units of National Security is successful, we will face similar restrictions limiting our ability to liquidate our common stock in such SPAC.

Our executive officers and directors may allocate some portion of their time to the business of the SPACs, which may create conflicts of interest.

Our investment in the SPACs may create conflicts of interest. Andrew M. Murstein, our President and a director, serves as the Vice Chairman and Secretary of Sports Properties. Larry D. Hall, our Chief Financial Officer, serves as the Chief Financial Officer of Sports Properties. Henry L. Aaron, Mario M. Cuomo, and Stanley Kreitman serve as our directors and as directors of Sports Properties. Messrs. Murstein, Hall, Aaron, and Cuomo entered into an agreement with Sports Properties and with Sports Properties’ underwriter(s) whereby they agreed and Mr. Kreitman is anticipated to enter into an agreement with Sports Properties whereby he will agree to present to Sports Properties, prior to presentation to any other person or entity, opportunities to acquire entities, until the earlier of Sports Properties consummation of a business combination, Sports Properties’ liquidation or until such time as they cease to be an officer or director of Sports Properties, subject to any pre-existing fiduciary or contractual obligation they have. We also entered into an agreement with Sports Properties and with Sports Properties underwriter(s) whereby we agreed to present to Sports Properties, prior to our own consideration or presentation to any other person or entity, opportunities to acquire entities in the sports, leisure, or entertainment industries that, in our reasonable discretion, have a value equal to or exceeding 80% of Sports Properties total assets held in trust, which are currently estimated at approximately $216,500,000, at the time that we become aware of such opportunity. Andrew Murstein has agreed to serve as Vice Chairman, Executive Vice President, and Secretary of National Security. Larry Hall has agreed to serve as Chief Financial Officer of National Security. Stanley Kreitman, Frederick Menowitz, David Rudnick, and Lowell Weicker serve as our directors and have agreed to serve as directors of National Security. If the offering of units of National Security is successful, our executive officers and directors are anticipated to enter into similar agreements with National Security, as are we, with respect to opportunities in the homeland defense and security industries.

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

Date: May 8, 2008

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and Chief Financial Officer
Signing on behalf of the registrant as principal financial and accounting officer.