Form 10-Q
period 2008-09-30
MEDALLION FINANCIAL CORP
filed 2008-11-06
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 814-00188

MEDALLION FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

DELAWARE 04-3291176

(State of Incorporation)(IRS Employer Identification No.)

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 5, 2008 was 17,544,224.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company under the Investment Company Act of 1940, or the 1940 Act. We have elected to be treated as a business development company under the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 10%, and our commercial loan portfolio at a compound annual growth rate of 7%. Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. Total assets under our management, which includes assets serviced for third party investors and managed by unconsolidated portfolio companies, were $1,048,705,000 as of September 30, 2008 and $1,002,491,000 as of September 30, 2007, and have grown at a compound annual growth rate of 14% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $128,200,000 or $8.34 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are serviced by us. We earn referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2008.

Our consolidated balance sheet as of September 30, 2008, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and nine months ended September 30, 2008 and 2007 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2008 and 2007, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Interest income on investments	$10,391	$11,454	$33,934	$32,789
Dividends and interest income on short-term investments(1)	1,114	1,879	4,280	3,715
Medallion lease income	238	222	703	648

Total investment income	11,743	13,555	38,917	37,152

Total interest expense(2)	5,131	8,201	17,940	22,486

Net interest income	6,612	5,354	20,977	14,666

Total noninterest income	795	648	2,908	1,697

Salaries and benefits	2,708	2,491	8,052	7,759
Professional fees	325	939	1,281	2,154
Rent expense	205	323	866	976
Other operating expenses	744	694	3,040	2,696

Total operating expenses	3,982	4,447	13,239	13,585

Net investment income before income taxes(1) (3)	3,425	1,555	10,646	2,778
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	3,425	1,555	10,646	2,778

Net realized gains (losses) on investments	108	287	(3,869)	12,140

Net change in unrealized appreciation (depreciation) on investments	449	1,809	6,138	(6,357)
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries	136	(49)	(499)	3,094

Net unrealized appreciation (depreciation) on investments	585	1,760	5,639	(3,263)

Net realized/unrealized gains on investments	693	2,047	1,770	8,877

Net increase in net assets resulting from operations	$4,118	$3,602	$12,416	$11,655

Net increase in net assets resulting from operations per common share
Basic	$0.23	$0.21	$0.71	$0.67
Diluted	0.23	0.20	0.70	0.66

Dividends declared per share	$0.19	$0.19	$0.57	$0.57

Weighted average common shares outstanding
Basic	17,535,249	17,504,827	17,512,245	17,472,950
Diluted	17,756,913	17,805,203	17,733,830	17,793,571

(1)	Includes $1,000 and $4,000 of dividend income for the three and nine months ended September 30, 2008, and $1,750 and $3,250 for the three and nine months ended September 30, 2007 from Medallion Bank.
(2)	Average borrowings outstanding were $449,304 and $490,046, and the related average borrowing costs were 4.54% and 4.89% for the 2008 third quarter and nine months, and were $506,994, $481,455, 6.42% and 6.24% for the comparable 2007 periods.
(3)	Includes $592 and $1,688 of net revenues received from Medallion Bank for the three and nine months ended September 30, 2008 and $517 and $1,484 for the comparable 2007 periods, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	UNAUDITED
(Dollars in thousands, except per share data)	September 30, 2008	December 31, 2007
Assets
Medallion loans, at fair value	$411,693	$498,883
Commercial loans, at fair value(1)	94,830	91,782
Investment in Medallion Bank and other controlled subsidiaries, at fair value	71,211	57,501
Investment securities, at fair value	—	—
Equity investments, at fair value	4,662	4,880

Net investments ($357,718 at September 30, 2008 and $458,102 at December 31, 2007 pledged as collateral under borrowing arrangements)	582,396	653,046

Cash and cash equivalents ($870 at September 30, 2008 and $852 at December 31, 2007 restricted as to use by lender)	19,290	33,454
Accrued interest receivable	2,289	2,449
Fixed assets, net	425	558
Goodwill, net	5,007	5,007
Other assets, net	31,138	26,748

Total assets	$640,545	$721,262

Liabilities
Accounts payable and accrued expenses	$7,709	$4,203
Accrued interest payable	708	2,087
Funds borrowed	456,799	542,549

Total liabilities	465,216	548,839

Commitments and contingencies	—	—

Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized – none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 18,958,466 shares at September 30, 2008 and 18,902,416 shares at December 31, 2007 issued)	189	189
Treasury stock at cost (1,414,242 shares at September 30, 2008 and 1,406,551 shares at December 31, 2007)	(13,012)	(12,938)
Capital in excess of par value	178,363	177,819
Accumulated undistributed net investment income	(963)	2,739
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	10,752	4,614

Total shareholders’ equity (net assets)	175,329	172,423

Total liabilities and shareholders’ equity	$640,545	$721,262

Number of common shares outstanding	17,544,224	17,495,865
Net asset value per share	$9.99	$9.86

(1)	Includes a $3,100 loan to an entity which is majority owned by one of our controlled subsidiaries.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Net investment income after income taxes	$3,425	$1,555	$10,646	$2,778
Net realized gains (losses) on investments	108	287	(3,869)	12,140
Net unrealized gains (losses) on investments	585	1,760	5,639	(3,263)

Net increase in net assets resulting from operations	4,118	3,602	12,416	11,655

Investment income, net	(3,306)	(3,231)	(9,948)	(4,598)
Realized gain from investment transactions, net	(25)	(95)	(32)	(5,361)

Dividends and distributions to shareholders (1)	(3,331)	(3,326)	(9,980)	(9,959)

Exercise of stock options	167	273	544	829
Treasury stock acquired	—	—	(74)	—

Capital share transactions	167	273	470	829

Total increase (decrease) in net assets	954	549	2,906	2,525
Net assets at the beginning of the period	174,375	171,604	172,423	169,628

Net assets at the end of the period(2)	$175,329	$172,153	$175,329	$172,153

Capital share activity
Common stock issued, beginning of period	18,943,466	18,875,866	18,902,416	18,799,766
Exercise of stock options	15,000	4,800	56,050	80,900

Common stock issued, end of period	18,958,466	18,880,666	18,958,466	18,880,666

Treasury stock, beginning of period	(1,414,242)	(1,373,351)	(1,406,551)	(1,373,351)
Treasury stock acquired	—	—	(7,691)	—

Treasury stock, end of period	(1,414,242)	(1,373,351)	(1,414,242)	(1,373,351)

Common stock outstanding	17,544,224	17,507,315	17,544,224	17,507,315

(1)	Dividends declared were $0.19 and $0.57 per share for 2008 third quarter and nine months, and were $0.19 and $0.57 for the comparable 2007 periods.
(2)	Includes $6,901 of undistributed net investment income and $0 of undistributed net realized gain on investments at September 30, 2008.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$12,416	$11,655
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	1,159	318
Amortization of origination costs	351	374
Increase in net unrealized (appreciation) depreciation on investments	(6,138)	6,357
Net change in unrealized (appreciation) depreciation on Medallion Bank and other controlled subsidiaries	499	(3,094)
Net realized (gains) losses on investments	3,869	(12,140)
Stock-based compensation expense	215	309
(Increase) decrease in accrued interest receivable	160	(516)
Increase in other assets, net	(685)	(1,678)
Increase (decrease) in accounts payable and accrued expenses	3,506	(767)
Decrease in accrued interest payable	(1,379)	(791)

Net cash provided by operating activities	13,973	27

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(227,077)	(271,694)
Proceeds from principal receipts, sales, and maturities of investments	308,142	214,564
Investments in Medallion Bank and other controlled subsidiaries, net	(13,567)	(1,739)
Capital expenditures	(160)	(423)

Net cash provided by (used for) investing activities	67,338	(59,292)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	380,480	257,215
Repayments of funds borrowed	(474,230)	(209,191)
Issuance of SBA debentures	8,000	—
Proceeds from Trust Preferred Securities issued	—	35,000
Proceeds from exercise of stock options	329	520
Purchase of treasury stock at cost	(74)	—
Payments of declared dividends	(9,980)	(9,959)

Net cash provided by (used for) financing activities	(95,475)	73,585

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,164)	14,320
Cash and cash equivalents, beginning of period	33,454	15,399

Cash and cash equivalents, end of period	$19,290	$29,719

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$18,453	$22,582
Cash paid during the period for income taxes	—	—
Non-cash investing activities – net transfers to (from) other assets	(642)	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $35,018,000 at September 30, 2008, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

In December 2006, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust II (Trust II), for the purpose of owning medallion loans originated by MFC or others. Trust II is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust II, will be entitled to be satisfied out of Trust II’s assets prior to any value in Trust II becoming available to Trust II’s equity holders. The assets of Trust II, aggregating $276,307,000 at September 30, 2008, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust II. Trust II’s loans are serviced by MFC.

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

In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others. The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. The assets of the Trust, aggregating $117,505,000 at September 30, 2008 are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust. The Trust’s loans are serviced by MFC.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 13% and 10% of the investment portfolio at September 30, 2008 and December 31, 2007, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $2,569,000 and $3,279,000 at September 30, 2008 and December 31, 2007, and non-marketable securities of $2,093,000 and $1,601,000 in the comparable periods. The $71,211,000 and $57,501,000 related to portfolio investments in controlled subsidiaries at September 30, 2008 and December 31, 2007 were all non-marketable in each period. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 71% and 76% of the Company’s investment portfolio at September 30, 2008 and December 31, 2007 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 75% and 80% were in New York City at September 30, 2008 and December 31, 2007. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (16% and 14% at September 30, 2008 and December 31, 2007) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, wholesaling, retail trades, food services, business services, transportation and warehousing, and various other industries. More than 30% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the US. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 12%, 1%, and 0% at September 30, 2008 and 9%, 1%, and 0% at December 31, 2007.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank and other controlled subsidiaries, medallion loans were 55% at September 30, 2008 and 63% at December 31, 2007 (78% and 83% in New York City for the respective periods), commercial loans were 21% and 19% at September 30, 2008 and December 31, 2007, and 20% and 15% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, and trailers. Investment securities were 2% and 2% at September 30, 2008 and December 31, 2007, and equity investments (including instruments in controlled subsidiaries) were 2% at September 30, 2008 and 1% at December 31, 2007.

Investment Transaction and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2008 and December 31, 2007 net origination costs totaled $355,000 and $734,000. Amortization expense for the three months ended September 30, 2008 and 2007 was $85,000 and $80,000 and was $351,000 and $374,000 for the comparable nine month periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At September 30, 2008 and December 31, 2007, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2008 and 2007.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At September 30, 2008, December 31, 2007, and September 30, 2007, total non-accrual loans were $17,954,000, $21,968,000, and $17,989,000, and represented 4%, 4%, and 3% of the gross medallion and commercial loan portfolio at each period end. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $5,841,000, $6,856,000, and $6,089,000 at September 30, 2008, December 31, 2007, and September 30, 2007, of which $828,000 and $696,000 would have been recognized in the quarters ended September 30, 2008 and 2007, and $1,792,000 and $2,137,000 would have been recognized in the comparable nine-month periods.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125” (SFAS 140). In addition, we are in compliance with Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets – a Replacement of FASB Statement No. 140” (SFAS 156). SFAS 156 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with SFAS 156, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company was approximately $242,716,000 and $168,781,000 at September 30, 2008 and December 31, 2007, and included $178,333,000 and $163,816,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with SFAS 156, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of September 30, 2008 and December 31, 2007.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and write-offs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments was $10,752,000, $4,614,000, and $3,725,000 as of September 30, 2008, December 31, 2007, and September 30, 2007. Our investment in Medallion Bank, a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the 2008 and 2007 periods shown below.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2007	$(6,469)	$2,742	$8,341	$4,614
Increase in unrealized
Appreciation on investments	—	—	1,670	1,670
Depreciation on investments	(500)	(123)	(150)	(773)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(1,260)	(1,260)
Losses on investments	145	—	—	145

Balance March 31, 2008	(6,824)	2,619	8,601	4,396
Increase in unrealized
Appreciation on investments	—	—	1,002	1,002
Depreciation on investments	(73)	32	—	(41)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(140)	(140)
Losses on investments	5,085	—	—	5,085

Balance June 30, 2008	(1,812)	2,651	9,463	10,302
Increase in unrealized
Appreciation on investments	—	(601)	2,505	1,904
Depreciation on investments	(1,631)	(23)	200	(1,454)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	—	—	—	—

Balance September 30, 2008	$(3,443)	$2,027	$12,168	$10,752

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2006	$(3,056)	$2,113	$947	$4
Increase in unrealized
Appreciation on investments	—	49	1,920	1,969
Depreciation on investments	(63)	(12)	(73)	(148)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(1,100)	—	(1,100)
Losses on investments	1	—	—	1
Other	—	(4)	—	(4)

Balance March 31, 2007	(3,118)	1,046	2,794	722
Increase in unrealized
Appreciation on investments	—	628	1,511	2,139
Depreciation on investments	(1,142)	(106)	(87)	(1,335)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(189)	—	(189)
Losses on investments	810	—	—	810

Balance June 30, 2007	(3,450)	1,379	4,218	2,147
Increase in unrealized
Appreciation on investments	—	729	1,231	1,960
Depreciation on investments	(152)	62	(1)	(91)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(72)	—	(72)
Losses on investments	12	—	—	12
Other	—	—	(231)	(231)

Balance September 30, 2007	$(3,590)	$2,098	$5,217	$3,725

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Net change in unrealized appreciation (depreciation) on investments

Unrealized appreciation	$(601)	$729	$(601)	$1,407
Unrealized depreciation	(1,655)	(91)	(2,318)	(1,415)

Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries	136	(49)	(499)	3,094
Realized gains	—	(72)	—	(11,648)
Realized losses	—	12	5,230	823
Unrealized gains on foreclosed properties	2,705	1,231	3,827	4,476

Total	$585	$1,760	$5,639	$(3,263)

Net realized gains (losses) on investments
Realized gains	$—	$72	$—	$2,914
Realized losses	—	(12)	(5,230)	(823)
Other gains	—	223	30	10,032
Direct recoveries	108	4	(55)	17
Realized gains on foreclosed properties	—	—	1,386	—

Total	$108	$287	$(3,869)	$12,140

Goodwill

Effective January 1, 2002, coincident with the adoption of SFAS No.142, “Goodwill and Intangible Assets,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for any period, and management believes, and the Board of Directors concurs, that there is no impairment as of September 30, 2008. The Company conducts annual appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $95,000 and $104,000 for the three months ended September 30, 2008 and 2007, and was $293,000 and $318,000 for the comparable nine months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was approximately $290,000 and $236,000 for the three months ended September 30, 2008 and 2007, and was $866,000 and $695,000 for the comparable nine months. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for potential acquisitions or investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts on the balance sheet for all of these purposes were $3,076,000, $3,918,000, and $2,846,000 as of September 30, 2008, December 31, 2007, and September 30, 2007.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2007 and 2006, and anticipates qualifying and filing as a RIC for 2008.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Net increase in net assets resulting from operations available to common shareholders	$4,118	$3,602	$12,416	$11,655

Weighted average common shares outstanding applicable to basic EPS	17,535,249	17,504,827	17,512,245	17,472,950
Effect of dilutive stock options	221,664	300,376	221,585	320,621

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,756,913	17,805,203	17,733,830	17,793,571

Basic earnings per share	$0.23	$0.21	$0.71	$0.67
Diluted earnings per share	0.23	0.20	0.70	0.66

Potentially dilutive common shares excluded from the above calculations aggregated 1,095,604, and 796,436 shares as of September 30, 2008 and 2007.

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

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During the three and nine months ended September 30, 2008, the Company issued 0 and 387,752 shares of stock-based compensation awards, and recognized $81,000 and $215,000, or $0.00 and $0.01 per diluted common share for the respective periods, of non-cash stock-based compensation expense related to the option grants. During the three and nine months ended September 30, 2007, the Company issued 50,000 and 209,674 shares of stock-based compensation awards, and recognized $249,000 and $309,000, or $0.01 and $0.02 per diluted common share for the respective period, of non-cash stock-based compensation expense related to the option grants. As of September 30, 2008, the total remaining unrecognized compensation cost related to unvested stock options was $507,000, which is expected to be recognized over the next eleven quarters (see Note 5).

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

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

Medallion Bank

The following table presents Medallion Bank’s statement of operations and other valuation adjustments on other controlled subsidiaries for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Statement of operations
Investment income	$10,959	$9,467	$30,230	$26,683
Interest expense	3,727	3,578	11,042	10,000

Net interest income	7,232	5,889	19,188	16,683
Noninterest income	101	82	438	276
Operating expenses	2,108	1,843	6,013	5,332

Net investment income before income taxes	5,225	4,128	13,613	11,627
Income tax provision	875	957	2,621	3,148

Net investment income after income taxes	4,350	3,171	10,992	8,479
Net realized/unrealized losses of Medallion Bank	(3,182)	(1,409)	(7,074)	(3,037)

Net increase in net assets resulting from operations of Medallion Bank	1,168	1,762	3,918	5,442
Unrealized depreciation on Medallion Bank (1)	(1,000)	(1,750)	(4,000)	(3,250)
Net realized/unrealized gains/(losses) of controlled subsidiaries other than Medallion Bank	(32)	(61)	(417)	902

Net increase (decrease) in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$136	$(49)	$(499)	$3,094

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends paid to the parent.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of September 30, 2008 and December 31, 2007.

(Dollars in thousands)	2008	2007
Loans	$372,419	$315,108
Investment securities, at fair value	19,730	21,838

Net investments ($0 pledged as collateral under borrowing arrangements at September 30, 2008 and December 31, 2007) (1)	392,149	336,946
Cash ($0 at September 30, 2008 and December 31, 2007 restricted as to use by lender)	14,440	17,025
Receivable from parent	99	1,059
Other assets, net	8,451	6,743

Total assets	$415,139	$361,773

Other liabilities	$2,609	$4,080
Payable to parent	—	—
Deposits and federal funds purchased, including accrued interest payable	351,719	302,800

Total liabilities	354,328	306,880
Medallion Bank equity	60,811	54,893

Total liabilities and equity	$415,139	$361,773

Investment in other controlled subsidiaries	$10,499	$3,667
Total investment in Medallion Bank and other controlled subsidiaries	$71,211	$57,501

(1)	Included in Medallion Bank’s net investments is $852 and $1,203 for purchased loan premium and facility fees at September 30, 2008 and December 31, 2007.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At September 30, 2008 and December 31, 2007, the net premium on investment securities totaled $106,000 and $92,000, and $18,000 and ($27,000) was amortized/(accreted) into interest income for the third quarter and nine-months ended September 30, 2008, and $33,000 and $119,000 were amortized in the comparable 2007 periods.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At September 30, 2008, $1,774,000 of consumer loans, representing less than 1% of consumer loans, and $1,052,000, or 1.07% of commercial loans, were on nonaccrual. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was immaterial for all periods presented. None of Medallion Bank’s medallion loans were on nonaccrual at September 30, 2008.

Medallion Bank’s loan and investment portfolios are assessed for collectability on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. The consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000, of which $80,000 and $317,000 was amortized into interest income in the 2008 third quarter and nine months, and $154,000 and $522,000 was amortized into interest income in the comparable 2007 periods. The premium amount on the balance sheet was $922,000 and $1,239,000 at September 30, 2008 and December 31, 2007. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described previously in Note 2.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at September 30, 2008 and December 31, 2007 was $950,000 and $645,000, and $245,000 and $682,000 was amortized to interest expense during the third quarter and nine-months ended September 30, 2008, and $207,000 and $574,000 were amortized in the comparable 2007 periods. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending September 30,						September 30, 2008	December 31, 2007	Interest Rate (1)
(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter
Deposits and fed funds purchased	$232,452	$44,640	$67,534	$3,500	$—	$—	$348,126	$299,083	3.98%

(1)	Weighted average contractual rate as of September 30, 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, that the Tier I Leverage Capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including an aggregate of $6,000,000, contributed over the 2008 nine months , and $1,300,000 in the 2007 nine months. Separately, Medallion Bank paid dividends to the Company of $4,000,000 and $3,250,000 in the 2008 and 2007 nine months. Without the capital infusions by the Company, a portion of the Medallion Bank dividends would have been retained to ensure Medallion Bank met its capital ratio requirements, and in such circumstance, if the Company maintained its dividends at the existing levels, a portion of those dividends would have represented a tax-free return of capital.

The following table represents Medallion Bank’s actual capital amounts and related ratios as of September 30, 2008 and December 31, 2007, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of September 30, 2008, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	September 30, 2008	December 31, 2007
Tier I capital	—	—	$60,805	$54,869
Total capital	—	—	65,783	59,109
Average assets	—	—	396,861	347,111
Risk-weighted assets	—	—	393,710	336,103
Leverage ratio (1)	4%	5%	15.3%	15.8%
Tier I capital ratio (2)	4	6	15.4	16.3
Total capital ratio (2)	8	10	16.7	17.6

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending September 30,						September 30, 2008	December 31, 2007	Interest Rate (1)
(Dollars in millions)	2009	2010	2011	2012	2013	Thereafter
Revolving lines of credit	$321,931	$—	$—	$—	$—	$—	$321,931	$411,449	3.63%
SBA debentures	—	—	17,985	13,500	19,450	34,315	85,250	77,250	6.05%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.68%
Notes payable to banks	5,316	316	10,986	—	—	—	16,618	20,850	5.63%

Total	$327,247	$316	$28,971	$13,500	$19,450	$67,315	$456,799	$542,549	4.45%

(1)	Weighted average contractual rate as of September 30, 2008.

(A) REVOLVING LINES OF CREDIT

In December 2006, and as renegotiated in December 2007, Trust II entered into a revolving line of credit agreement with Citibank N.A., to provide up to $250,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (Citi line), of which $248,675,000 was outstanding at September 30, 2008. Borrowings under Trust II’s revolving line of credit are collateralized by Trust II’s assets. MFC is the servicer of the loans owned by Trust II. The Citi line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The Citi line matures in November 2008 with a term-out to December 2009. The interest rate is a pooled short-term commercial paper rate, which approximates LIBOR (3.93% at September 30, 2008), plus 0.47% with a facility fee of 0.15% on the aggregate Citi line, and prior to December 2007 was plus 0.35% with a facility fee of 0.125%.

In September 2002, and as renegotiated in September 2003, January 2005, January 2006, September 2006, and December 2006, the Trust entered into a revolving line of credit agreement (amended) with Merrill Lynch Commercial Finance Corp., as successor to Merrill Lynch Bank, USA (MLB) to provide up to $375,000,000 of financing to acquire medallion loans from MFC (MLB line), of which $73,256,000 was outstanding at September 30, 2008. As further amended in June 2008, the commitment was reduced to $150,000,000, to be further reduced to $135,000,000 on September 12, 2008, and the maturity was extended to December 26, 2008, and the rate was adjusted to LIBOR plus 2.00% from September 12, 2008 until maturity, unless outstandings have been reduced to less than $75,000,000, in which case, the rate is LIBOR plus 1.75%. After September 12, 2008, new advances will not be made under the MLB line. Borrowings under the Trust’s revolving line of credit are collateralized by the Trust’s assets. MFC is the servicer of the loans owned by the Trust. The MLB line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. Effective January 2005, the interest rate was generally LIBOR (3.93% at September 30, 2008) plus 0.75% with an unused facility fee of 0.375% on unused amounts up to $250,000,000. The facility fees were $500,000 in September 2006, $200,000 in February 2006, $200,000 in January 2006, $300,000 in September 2005; and $344,000 which was paid in quarterly installments from December 2005 to June 2008.

Based on current market conditions and communications from MLB, we expect that MLB will not extend the credit facility beyond its current maturity date in December 2008. We have available liquidity of $1,325,000 under our revolving credit agreement with Citibank. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, including sources of liquidity to repay our borrowings under the MLB line; however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis.

(B) SBA DEBENTURES

In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of September 30, 2008, $88,000,000 of commitments had been fully utilized, and $11,500,000 was available for borrowing.

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

(C) PREFERRED SECURITIES, NOTES PAYABLE TO BANKS, AND MARGIN LOANS

In April 2008, certain operating subsidiaries of MFC entered into an aggregate $1,800,000 of note agreements with State Bank of Long Island (SBLI). These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,779,000 was outstanding at September 30, 2008. The note agreements bear interest at 5.50%, payable monthly. The notes mature May 1, 2011 and are guaranteed by both the Company and MFC. Principal and interest payments of $12,000 are due monthly, with the balance due at maturity.

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR plus 2.125%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At September 30, 2008, $33,000,000 was outstanding on the preferred securities. In December 2007, the Company was able to acquire $2,000,000 of the preferred securities for $1,300,000, realizing a gain of $700,000 in a transaction with a third party investor.

In March 2007, the Company entered into a margin loan agreement with Smith Barney, a subsidiary of Citicorp. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is generally available at 99% of the current fair market value of the securities. The margin loan bears interest at LIBOR (3.93% at September 30, 2008) plus 0.35%. As of September 30, 2008, $0 had been drawn down under this margin loan.

In December 2006, certain operating subsidiaries of MFC entered into an aggregate $966,000 of note agreements with New York Commercial Bank, which was increased by $756,000 in January 2007, by $2,250,000 in May 2007, and by $1,572,000 in May 2008 to an aggregate of $5,544,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $5,494,000 was outstanding at September 30, 2008. The note agreements bear interest at 5.50%, payable monthly. The notes mature May 14, 2011, and are guaranteed by both the Company and MFC. Principal and interest payments of $38,000 are due monthly, with the balance due at maturity.

In October 2006, certain operating subsidiaries of MFC entered into an aggregate $840,000 of note agreements with Metropolitan Bank of New York, which was increased by $2,250,000 in May 2007 and by $1,302,000 in June 2008, to an aggregate of $4,392,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $4,345,000 was outstanding at September 30, 2008. The note agreements bear interest at 5.75%, payable monthly. The notes mature July 1, 2011 and are guaranteed by MFC. Principal and interest payments of $40,000 are due monthly, with the balance due at maturity.

In January 2005, MFC entered into a $4,000,000 revolving note agreement with New York Commercial Bank, formerly known as Atlantic Bank of New York that matured on December 1, 2005, and which maturity was extended by New York Commercial Bank to August 1, 2009. On March 6, 2006, the line of credit was increased to $6,000,000, and was further increased to $8,000,000 in March 2007. The line is secured by medallion loans of MFC that are in process of being sold to the Trust, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate (5.00% at September 30, 2008) minus 0.25%, payable monthly. As of September 30, 2008, $0 had been drawn down under this line.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that was further extended to December 31, 2008 and was increased to $20,000,000. The line is secured by certain pledged assets of the Company, and is subject to periodic borrowing base requirements. Effective August 2006, the line bears interest, payable monthly, at LIBOR (3.93% at September 30, 2008) plus 2.0% with no unused fee, and prior to that was at the prime rate, and was subject to an unused fee of 0.125%. As of September 30, 2008, $5,000,000 had been drawn down under this line.

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

(5) STOCK OPTIONS

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At September 30, 2008, 298,898 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the 2006 Director Plan. At September 30, 2008, 37,000 shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At September 30, 2008, 1,707,921 shares of the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,176,596 shares were exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.13 per share for the nine months ended September 30, 2008, and was $1.93 per share for the nine months ended June 30, 2007. The following assumptions were used for the shares granted during 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk free interest rate	NA	4.31%	3.00%	4.92%
Expected dividend yield	NA	8.00	8.00	8.00
Expected life of option in years	NA	5.57	6.00	5.88
Expected volatility (1)	NA	35.00	30.00	35.00

(1)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the year ended December 31, 2007, and for the three and nine months ended September 30, 2008.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,456,530	$3.50-29.25	$10.82
Granted	209,674	10.76-11.24	11.11
Cancelled	(95,499)	8.51-13.06	11.78
Exercised	(102,650)	3.87-8.51	6.30

Outstanding at December 31, 2007	1,468,055	3.50-29.25	11.12
Granted	41,166	9.99	9.99
Cancelled	(13,502)	6.71-11.21	11.21
Exercised	(4,500)	4.85	4.85

Outstanding at March 31, 2008	1,491,219	3.50-29.25	11.11
Granted	346,586	9.22-9.24	9.22
Cancelled	(55,316)	6.50-29.25	27.14
Exercised	(36,550)	3.87-6.87	6.04

Outstanding at June 30, 2008	1,745,939	3.50-18.75	10.33
Granted	—	—	—
Cancelled	(23,018)	9.22-13.75	13.51
Exercised (1)	(15,000)	3.87-7.03	5.77

Outstanding at September 30, 2008 (2)	1,707,921	$3.50-18.75	$10.33

Options exercisable at September 30, 2008 (2)	1,176,596	$3.50-18.75	$10.57

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $66,000 and $225,000 for the 2008 third quarter and nine months, and was $31,000 and $430,000 for the comparable 2007 periods.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2008 and the related exercise price of the underlying options, was $2,997,000 for outstanding options and $2,509,000 for exercisable options as of September 30, 2008.

The following table presents the activity for the unvested options outstanding under the plan for the three and nine months ended September 30, 2008.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2007	261,865	$8.51-13.06	$11.08
Granted	41,166	9.99	9.99
Cancelled	(13,500)	11.21	11.21
Vested	(21,861)	11.21-13.06	11.24

Outstanding at March 31, 2008	267,670	8.51-13.06	10.89
Granted	346,586	9.22-9.24	9.22
Cancelled	(1,566)	9.22	9.22
Vested	(72,665)	8.51-13.06	10.81

Outstanding at June 30, 2008	540,025	8.51-13.06	9.83
Granted	—	—	—
Cancelled	(1,200)	9.22	9.22
Vested	(7,500)	11.21-13.06	12.44

Outstanding at September 30, 2008	531,325	$8.51-13.06	$9.80

The fair value of the options vested was $0 and $4,000 for the 2008 third quarter and nine months.

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2008 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding			Options Exercisable
	Weighted average			Weighted average
Range of Exercise Prices	Shares at September 30, 2008	Remaining contractual life in years	Exercise price	Shares at September 30, 2008	Remaining contractual life in years	Exercise price
$ 3.50-5.51	382,650	3.79	$4.91	382,650	3.79	$4.91
6.89-13.06	992,489	7.70	10.16	461,164	6.13	10.57
14.25-15.56	42,848	1.45	14.71	42,848	1.45	14.71
17.25-18.75	289,934	0.68	17.41	289,934	0.68	17.41

$ 3.50-18.75	1,707,921	5.47	10.33	1,176,596	3.85	10.57

(6) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallions, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Servicing fees	$413	$363	$1,169	$1,049
Prepayment penalties	207	134	1,119	244
Late charges	80	60	260	189
Other	95	91	360	215

Total noninterest income	$795	$648	$2,908	$1,697

Prepayment penalties increased in the 2008 third quarter and nine months compared to the 2007 third quarter and nine months due to early payoff of several large loans, including $550,000 received in the 2008 nine months. The 2008 increases in servicing fees resulted from more loans being serviced for Medallion Bank. The increase in late charges was attributed to higher payoffs and refinances in 2008.

The major components of other operating expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Miscellaneous taxes	$(8)	$(73)	$535	$281
Travel, meals, and entertainment	140	130	426	411
Office expense	90	100	324	412
Depreciation and amortization	95	104	293	318
Directors fees	127	75	316	225
Utilities and communication	106	71	232	205
Insurance	34	71	164	222
Loan collection costs	38	92	118	181
Other expenses	122	124	632	441

Total operating expenses	$744	$694	$3,040	$2,696

Miscellaneous tax credits decreased in the 2008 third quarter compared to the same period in 2007 due to a franchise tax refund of $113,000 received in the third quarter of 2007. Higher miscellaneous taxes for the nine months ended 2008 compared to the same period last year reflected higher franchise taxes incurred from the sale of foreclosed properties in 2008. Office expense decreased in 2008 due to expenses incurred for repairs done and asset disposals in 2007. Depreciation and amortization decreased as more assets became fully depreciated. Directors fees increased due to higher fees paid and expense reimbursements. Other expenses increased for the nine months ending 2008 over the same period in 2007 due to overall slight increase in miscellaneous expenses such as advertising, referral, and dues and subscriptions in the current year and lower other operating expenses and operating losses in 2007.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Net share data:
Net asset value at the beginning of the period	$9.95	$9.80	$9.86	$9.73
Net investment income	0.19	0.09	0.60	0.16
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.01	0.01	(0.22)	0.68
Net change in unrealized appreciation (depreciation) on investments	0.03	0.10	0.32	(0.18)

Net increase in net assets resulting from operations	0.23	0.20	0.70	0.66
Issuance of common stock	—	0.01	—	—
Distribution of net investment income	(0.19)	(0.19)	(0.57)	(0.26)
Distribution of net realized gains on investments	—	—	—	(0.31)
Other	—	0.01	—	0.01

Total increase (decrease) in net asset value	0.04	0.03	0.13	0.10

Net asset value at the end of the period (1)	$9.99	$9.83	$9.99	$9.83

Per share market value at beginning of period	$9.42	$11.83	$10.02	$12.37
Per share market value at end of period	10.47	10.89	10.47	10.89
Total return (2)	52%	(19)%	14%	(10)%

Ratios/supplemental data
Average net assets	$174,728	$171,430	$173,881	$171,072
Total expense ratio (3)	21%	29%	24%	28%
Operating expenses to average net assets	9	10	10	11
Net investment income after taxes to average net assets	7.80	3.60	8.18	2.17

(1)	Includes $0.39 and $0.18 of undistributed net investment income per share and $0.00 and $0.00 of undistributed net realized gains per share as of September 30, 2008 and 2007.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP clarifies the application of SFAS No. 157, “Fair Value Measurement”, and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate; however, the disclosure provisions for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used for purpose of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations”, and other US generally accepted accounting principles. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company believes the impact of adopting FAS 142-3 will not have a material effect on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary by clarifying that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity. It requires that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements which shall be applied retrospectively. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

A member of the Board of Directors of the Company since 1996 was also of counsel in the Company’s primary law firm. Amounts paid to the law firm were approximately $47,000, and $286,000 for the three months ended September 30, 2008 and 2007, and were $164,000 and $742,000 for the comparable nine months.

At September 30, 2008 and 2007 we serviced $178,333,000 and $158,969,000 in loans for Medallion Bank. Included in net investment income were amounts as described below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Servicing fees	$388	$348	$1,089	$1,008
Loan origination fees	147	126	452	338
Reimbursement of operating expenses	56	41	143	133
Interest income	1	2	4	5

Total other income	$592	$517	$1,688	$1,484

SPAC

Included in investments in controlled subsidiaries is $6,592,000 of investments in and loans to a special purpose acquisition company, Sports Properties Acquisition, Corp. (the SPAC), 18%-owned by the Company which, consummated its initial public offering (IPO) in January 2008. Immediately prior to the IPO, the Company purchased warrants for $5,900,000 from the SPAC in a private placement which will allow it to acquire 5,900,000 additional shares of common stock in the future under various conditions and restrictions. If the SPAC is unable to consummate an approved business combination within 24 months of the IPO, the Company’s entire investment in the SPAC will become worthless as all the assets of the SPAC will be used to repay the public stockholders.

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

The Company has agreed to indemnify the SPAC in the event of the SPAC’s liquidation for all claims of any vendors, service providers, or other entities that are owed money by the SPAC for services rendered or contracted for, or for products sold to the SPAC, including claims of any prospective acquisition targets. In addition, the Company, as the primary sponsor of the SPAC, may advance additional funds for operational and acquisition-related purposes, which may be repaid from the ultimate disposition of the Company’s equity investment in the SPAC.

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

SPAC 2

Included in deferred costs in other assets is $759,000 of investments in and loans to a special purpose acquisition company, National Security Solutions Inc., (SPAC 2), 74%-owned by the Company which is currently in organization prior to registration with the SEC to register units for sale in an initial public offering. Up to $375,000 of this may be repayable upon completion of the offering or December 26, 2008, whichever is first. Prior to the offering, the Company will purchase warrants for $4,125,000 from SPAC 2 in a private placement which will allow it to acquire 4,125,000 additional shares of common stock. After the offering, the Company will own approximately 17% of SPAC 2’s outstanding shares. If SPAC 2 is unable to consummate an approved business combination within 24 months of its offering, the Company’s entire investment in SPAC 2 will become worthless as all of the assets of SPAC 2 will be used to repay the public stockholders.

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

The following table presents Medallion’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

(Dollars in Millions)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$411,693	$411,693
Commercial loans	—	—	94,830	94,830
Investment in Medallion Bank and other controlled subsidiaries	—	3,650	67,561	71,211
Equity investments	242	—	4,420	4,662
Other assets	—	25,870	759	26,629

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

The following table provides a summary of changes in fair value of Medallion’s level 3 financial assets and liabilities for the quarter and nine months ended September 30, 2008.

		Total Realized and Unrealized Gains (Losses) Included in Income
(Dollars in Millions)	June 30, 2008	Appreciation (Depreciation) on Investments	Other Revenue	Interest	Total	Purchases, Issuances and Settlements	Transfers In (Out)	September 30, 2008
Assets
Medallion loans	$401,751	$18	$—	$—	$18	$9,924	$—	$411,693
Commercial loans	99,771	(1,542)	—	—	(1,542)	(3,399)	—	94,830
Investment in Medallion Bank and other controlled subsidiaries	65,271	136	—	—	136	2,154	—	67,561
Equity investments	4,654	(601)	—	—	—	367	—	4,420
Other assets	653	—	—	—	—	106	—	759

		Total Realized and Unrealized Gains (Losses) Included in Income
(Dollars in Millions)	December 31, 2007(1)	Appreciation (Depreciation) on Investments	Other Revenue	Interest	Total	Purchases, Issuances and Settlements	Transfers In (Out) (1)	September 30, 2008
Assets
Medallion loans	$498,883	$15	$—	$—	$15	$(87,205)	$—	$411,693
Commercial loans	91,782	(1,967)	—	—	(1,967)	5,015	—	94,830
Investment in Medallion Bank and other controlled subsidiaries	53,871	(396)	—	—	(396)	13,444	642	67,561
Equity investments	4,530	(601)	—	—	(601)	491	—	4,420
Other assets	1,146	—	—	—	—	255	(642)	759

(1)	The SPAC was reclassified during the nine months ended September 30, 2008 from other assets to investment in controlled subsidiaries upon consummation of the initial public offering of the SPAC’s common stock.

(12) SUBSEQUENT EVENTS

On October 30, 2008, the Company’s board of directors declared a $0.19 per share common stock dividend, payable on December 12, 2008 to shareholders of record on November 21, 2008.

On October 29, 2008, Medallion Bank purchased approximately $26,000,000 of medallion loans from Elk Associates Funding Corporation (Elk) for par, funded by cash on hand.

On October 10, 2008, FSVC issued an additional $3,000,000 of debentures to the SBA under its existing commitment. The debentures currently bear interest at 5.70%, payable in March 2009, at which time they will be pooled by the SBA, repriced, and termed until March 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 10%, and our commercial loan portfolio at a compound annual growth rate of 7% (12% and 14% on a managed basis combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. Total assets under our management, which includes assets serviced for third party investors and managed by unconsolidated portfolio companies, were $1,048,705,000 as of September 30, 2008 and $1,002,491,000 as of September 30, 2007, and have grown at a compound annual growth rate of 14% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $128,200,000 or $8.34 per share.

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

The credit markets are undergoing a crisis which has disrupted a wide range of traditional financing sources. The crisis has made it increasingly difficult and significantly more expensive through higher credit spreads for finance companies to obtain and renew financing. Continued turmoil in the credit markets could limit our access to funds and restrict us from continuing our current operating strategy or implementing new operating strategies. If funds are available to us, we anticipate that our cost of funds will increase as we obtain new financing.

The credit crisis has also caused many financial institutions to record significant write-downs, mostly on their residential mortgage related assets and structured investment vehicles and due to unsound lending practices. We are not involved in these types of transactions and always understand the importance of proper underwriting. Nonetheless, the judgments used by management in applying the critical accounting policies discussed herein may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. Subsequent evaluations of our loan portfolio and other investments, in light of the factors then prevailing, may result in changes to the fair value of the investments, including a decrease in the fair value. In addition, the fair value of investments in our portfolio may be negatively impacted by illiquidity or dislocation in marketplaces resulting in depressed market prices.

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

	September 30, 2008		June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	6.06%	$310,269	6.12%	$308,898	6.48%	$380,870	6.91%	$399,955	6.95%	$396,295
Boston	7.74	32,907	8.17	31,696	8.38	32,348	8.44	32,446	8.40	34,189
Chicago	7.16	28,547	7.38	23,637	7.30	27,459	7.43	33,008	7.33	36,136
Newark	8.23	27,529	8.31	25,759	8.39	24,367	8.40	22,058	8.40	21,386
Cambridge	7.65	5,199	7.80	5,097	8.49	4,695	8.41	5,174	8.32	8,198
Other	7.40	6,749	7.72	6,161	7.65	5,405	7.58	5,481	7.59	5,535

Total medallion loans	6.46	411,200	6.54	401,248	6.79	475,144	7.13	498,122	7.16	501,739

Deferred loan acquisition costs		493		503		737		798		825
Unrealized depreciation on loans		—		—		(72)		(37)		(41)

Net medallion loans		$411,693		$401,751		$475,809		$498,883		$502,523

Commercial loans
Secured mezzanine	14.24%	$65,177	14.22%	$63,425	14.09%	$59,187	14.19%	$59,152	14.10%	$58,909
Asset based	6.47	17,234	6.47	21,591	6.92	22,344	8.91	19,870	9.83	19,517
Other secured commercial	8.42	16,000	8.18	16,671	8.29	17,970	9.05	19,256	9.08	19,003

Total commercial loans	11.93	98,411	11.59	101,687	11.43	99,501	12.12	98,278	12.27	97,429

Deferred loan acquisition costs		(138)		(104)		(55)		(64)		(92)
Unrealized depreciation on loans		(3,443)		(1,812)		(6,752)		(6,432)		(3,549)

Net commercial loans		$94,830		$99,771		$92,694		$91,782		$93,788

Investment in Medallion Bank and other controlled subsidiaries, net	8.65%	$71,211	8.97%	$68,921	9.46%	$65,842	13.79%	$57,501	10.85%	$55,282

Equity investments	4.45%	$2,635	5.09%	$2,268	5.69%	$2,484	4.70%	$2,138	4.18%	$2,138

Unrealized appreciation on equities		2,027		2,651		2,619		2,742		2,098

Net equity investments		$4,662		$4,919		$5,103		$4,880		$4,236

Investment securities	—%	$—	—%	$—	—%	$—	—%	$—	—%	$—

Investments at cost	7.64%	$583,457	7.72%	$574,124	7.77%	$642,971	8.45%	$656,039	8.22%	$656,588

Deferred loan acquisition costs		355		399		682		734		733
Unrealized appreciation on equities		2,027		2,651		2,619		2,742		2,098
Unrealized depreciation on loans		(3,443)		(1,812)		(6,824)		(6,469)		(3,590)

Net investments (2)		$582,396		$575,362		$639,448		$653,046		$655,829

Medallion Bank investments
Consumer loans	18.38%	$186,691	18.50%	$172,996	18.52%	$149,808	18.54%	$139,972	18.54%	$139,069
Commercial loans	7.23	97,972	7.22	91,354	7.43	87,687	9.14	88,785	10.12	75,375
Medallion loans	5.92	90,982	5.96	89,156	6.35	85,362	6.72	87,891	6.76	87,486
Investment securities	5.11	19,614	4.31	21,074	4.43	18,097	4.82	21,707	5.18	23,415

Medallion Bank investments at cost	12.09	395,259	11.96	374,580	11.87	340,954	12.12	338,355	12.46	325,345

Deferred loan acquisition costs		5,807		5,430		4,588		4,569		4,453
Unrealized appreciation(depreciation) on investment securities		10		(185)		177		39		(224)
Premiums paid on purchased securities		106		125		149		91		112
Unrealized depreciation on loans		(9,885)		(8,696)		(7,705)		(7,311)		(7,181)

Medallion Bank net investments (2)		$391,297		$371,254		$338,163		$335,743		$322,505

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 9.61%, 9.57%, 9.28%, 9.57%, and 9.68% at September 30, 2008, June 30, 2008, March 31, 2008, December 31, 2007, and September 30, 2007.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Net investments at beginning of period	$575,362	$632,288	$653,046	$592,933
Investments originated	71,374	106,158	240,644	273,433
Repayments of investments	(62,243)	(83,354)	(308,142)	(214,564)
Net realized gains (losses) on investments (1)	108	287	(5,255)	12,140
Net increase in unrealized appreciation (depreciation) (2)	(2,120)	529	1,812	(7,739)
Transfers from other assets	—	—	642	—
Amortization of origination costs	(85)	(79)	(351)	(374)

Net increase (decrease) in investments	7,034	23,541	(70,650)	62,896

Net investments at end of period	$582,396	$655,829	$582,396	$655,829

(1)	Excludes net realized gains of $0 and $1,386 for the third quarter and nine months ended September 30, 2008, and $0 and $0 for the comparable 2007 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.
(2)	Excludes net unrealized appreciation of $2,705 and $3,827 for the third quarter and nine months ended September 30, 2008, and $1,231 and $4,476 for the comparable 2007 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at September 30, 2008 was 7.64% (7.52% for the loan portfolio), a decrease of 79 basis points from 8.43% at December 31, 2007, and a decrease of 78 basis points from 8.42% at September 30, 2007. The weighted average yield of the total managed portfolio at September 30, 2008 was 9.39%, (9.61% for the loan portfolio), a decrease of 2 basis points from 9.41% at December 31, 2007, and a decrease of 11 basis points from 9.50% at September 30, 2007. The decreases reflect the fall in interest rates due to Fed rate cuts. Managed portfolio yields were helped by the inclusion and growth of the high-yield consumer loan portfolio. We expect to try to increase the percentage of commercial loans in the total portfolio, the origination of floating and adjustable-rate loans, and the level of non-New York medallion loans to enhance our yields. Additionally, Medallion Bank expects to try to increase the percentage of consumer loans originated for the managed portfolio to increase our overall returns.

Medallion Loan Portfolio

Our medallion loans comprised 71% of the net portfolio of $582,396,000 at September 30, 2008 compared to 76% of the net portfolio of $653,046,000 at December 31, 2007, and 77% of $655,829,000 at September 30, 2007. Our managed medallion loans of $502,372,000 comprised 55% of the net managed portfolio of $912,976,000 compared to 63% of the net managed portfolio of $934,955,000 at December 31, 2007, and 64% of $928,235,000 at September 30, 2007. The medallion loan portfolio decreased by $87,190,000 or 17% in 2008 ($84,126,000 or 14% on a managed basis), primarily reflecting loan payoffs, refinance, and the sale of participation interests to third parties. Total medallion loans serviced for third parties were $66,600,000, $4,443,000, and $4,764,000 at September 30, 2008, December 31, 2007, and September 30, 2007.

The weighted average yield of the medallion loan portfolio at September 30, 2008 was 6.46%, a decrease of 67 basis points from 7.13% at December 31, 2007, and a decrease of 70 basis points from 7.16% at September 30, 2007. The weighted average yield of the managed medallion loan portfolio at September 30, 2008 was 6.36%, a decrease of 71 basis points from 7.07% at December 31, 2007, and a decrease of 74 basis points from 7.10% at September 30, 2007. The decrease in yield primarily reflected the impact of falling interest rates in the economy and the effects of borrower refinancings. At September 30, 2008, 25% of the medallion loan portfolio represented loans outside New York, compared to 20% at December 31, 2007 and 21% at September 30, 2007. At September 30, 2008, 22% of the managed medallion loan portfolio represented loans outside New York, compared to 17% at December 31, 2007 and 18% at September 30, 2007. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 16%, 14%, and 14% of the net investment portfolio as of September 30, 2008, December 31, 2007, and September 30, 2007 and were 21%, 19%, and 18% on a managed basis for each period. Commercial loans increased by $3,047,000 or 3% during 2008 ($11,933,000 or 7% on a managed basis), reflecting growth in the asset-based and mezzanine loan portfolios, offset by reductions in other secured commercial loans. Net commercial loans serviced by third parties were $12,838,000 at September 30, 2008, compared to $12,643,000 at December 31, 2007, and $473,000 of loans serviced for third parties at September 30, 2007.

The weighted average yield of the commercial loan portfolio at September 30, 2008, was 11.93%, a decrease of 19 basis points from 12.12% at December 31, 2007 and 34 basis points from 12.27% at September 30, 2007. The weighted average yield of the managed commercial loan portfolio at September 30, 2008 was 9.59%, a decrease of 111 basis points from 10.70% at December 31, 2007, and 174 basis points from 11.33% at September 30, 2007. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At September 30, 2008, variable-rate loans represented approximately 24% of the commercial portfolio, compared to 28% at both December 31, 2007 and September 30, 2007, and were 58%, 57%, and 56% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 20% of the managed net investment portfolio as of September 30, 2008, compared to 15% at December 31, 2007 and 15% at September 30, 2007. Medallion Bank started originating new adjustable rate consumer loans during the 2004 third quarter. Recreational vehicles, boats, motorcycles and trailers located in all 50 states collateralize the loans. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 18.38% at September 30, 2008, compared to 18.54% and 18.54% at December 31, 2007 and September 30, 2007. Amortization of the portfolio purchase premium reduced the yield by an average of 0.18%, 0.51%, and 0.45%, for the respective quarters. Adjustable rate loans represented 91% of the managed consumer portfolio at September 30, 2008, December 31, 2007, and September 30, 2007.

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

For the consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off to realized losses. If the collateral is repossessed, a realized loss is recorded to write the collateral down to 75% of its net realizable value, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off as a realized loss, and any excess proceeds are recorded as a realized gain. Proceeds collected on charged off accounts are recorded as realized gains. All collection, repossession, and recovery efforts are handled on behalf of Medallion Bank by the servicer.

The following table shows the trend in loans 90 days or more past due:

	September 30, 2008		June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$592	0.1%	$1,926	0.4%	$1,953	0.4%	$3,519	0.6%	$3,415	0.6%

Commercial loans
Secured mezzanine	200	—	200	—	200	—	2,819	0.5	4,117	0.7
Asset-based receivable	—	—	—	—	—	—	—	—	—	—
Other secured commercial	197	—	209	—	492	0.1	1,195	0.2	1,457	0.2

Total commercial loans	397	0.1	409	0.1	692	0.1	4,014	0.7	5,574	0.9

Total loans 90 days or more past due	$989	0.2%	$2,335	0.5%	$2,645	0.5%	$7,533	1.3%	$8,989	1.5%

Total Medallion Bank loans	$1,305	0.3%	$728	0.2%	$670	0.2%	$1,036	0.3%	$769	0.3%

Total managed loans 90 days or more past due	$2,294	0.3%	$3,063	0.4%	$3,315	0.4%	$8,569	0.9%	$9,758	1.1%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have substantially contributed to the sizable reduction in overall delinquencies. The decrease in medallion delinquencies resulted from a renegotiation with a past due relationship. Secured mezzanine financing delinquencies decreased primarily as a result of debt restructuring and chargeoffs of previously delinquent loans over the last year. Medallion Bank experienced higher delinquencies due to bankruptcies and job losses, resulting from the current state of the economy. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate, management believes that any loss exposures are properly reflected in reported asset values.

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

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2007	$(6,469)	$2,742	$8,341	$4,614
Increase in unrealized
Appreciation on investments	—	—	1,670	1,670
Depreciation on investments	(500)	(123)	(150)	(773)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(1,260)	(1,260)
Losses on investments	145	—	—	145

Balance March 31, 2008	(6,824)	2,619	8,601	4,396
Increase in unrealized
Appreciation on investments	—	—	1,002	1,002
Depreciation on investments	(73)	32	—	(41)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(140)	(140)
Losses on investments	5,085	—	—	5,085

Balance June 30, 2008	(1,812)	2,651	9,463	10,302
Increase in unrealized
Appreciation on investments	—	(601)	2,505	1,904
Depreciation on investments	(1,631)	(23)	200	(1,454)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	—	—	—	—

Balance September 30, 2008	$(3,443)	$2,027	$12,168	$10,752

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2006	$(3,056)	$2,113	$947	$4
Increase in unrealized
Appreciation on investments	—	49	1,920	1,969
Depreciation on investments	(63)	(12)	(73)	(148)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(1,100)	—	(1,100)
Losses on investments	1	—	—	1
Other	—	(4)	—	(4)

Balance March 31, 2007	(3,118)	1,046	2,794	722
Increase in unrealized
Appreciation on investments	—	628	1,511	2,139
Depreciation on investments	(1,142)	(106)	(87)	(1,335)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(189)	—	(189)
Losses on investments	810	—	—	810

Balance June 30, 2007	(3,450)	1,379	4,218	2,147
Increase in unrealized
Appreciation on investments	—	729	1,231	1,960
Depreciation on investments	(152)	62	(1)	(91)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(72)	—	(72)
Losses on investments	12	—	—	12
Other	—	—	(231)	(231)

Balance September 30, 2007	$(3,590)	$2,098	$5,217	$3,725

The following table presents credit-related information for the investment portfolios as of the quarters ended:

(Dollars in thousands)	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Total loans
Medallion loans	$411,693	$401,751	$475,809	$498,883	$502,523
Commercial loans	94,830	99,771	92,694	91,782	93,788

Total loans	506,523	501,522	568,503	590,665	596,311
Investment in Medallion Bank and other controlled subsidiaries	71,211	68,921	65,842	57,501	55,282
Investment securities	—	—	—	—	—
Equity investments (1)	4,662	4,919	5,103	4,880	4,236

Net investments	$582,396	$575,362	$639,448	$653,046	$655,829

Net investments at Medallion Bank and other controlled subsidiaries	$391,297	$371,254	$338,163	$335,743	$322,505
Managed net investments	$912,976	$888,256	$921,940	$934,955	$927,805

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$(72)	$(37)	$(41)
Commercial loans	(3,443)	(1,812)	(6,752)	(6,432)	(3,549)

Total loans	(3,443)	(1,812)	(6,824)	(6,469)	(3,590)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—	—	—
Investment securities	—	—	—	—	—
Equity investments	2,027	2,651	2,619	2,742	2,098

Total unrealized appreciation (depreciation) on investments (2)	$(1,416)	$839	$(4,205)	$(3,727)	$(1,492)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	$(9,875)	$(8,881)	$(7,528)	$(7,272)	$(7,405)
Managed total unrealized depreciation on investments (2)	$(11,291)	$(8,042)	$(11,733)	$(10,999)	$(8,897)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	(0.02)%	(0.01)%	(0.01)%
Commercial loans	(3.50)	(1.78)	(6.79)	(6.54)	(3.64)
Total loans	(0.68)	(0.36)	(1.19)	(1.08)	(0.60)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—	—
Investment securities	—	—	—	—	—
Equity investments	76.92	116.89	105.46	128.22	98.11
Net investments	(0.24)	0.15	(0.66)	(0.57)	(0.23)

Net investments at Medallion Bank and other controlled subsidiaries	(2.50)%	(2.37)%	(2.21)%	(2.15)%	(2.28)%
Managed net investments	(1.23)%	(0.90)%	(1.26)%	(1.17)%	(0.96)%

(1)	Represents common stock and warrants held as investments.
(2)	Excludes $1,818, $1,818, $1,878, $1,920, and $2,300 for unrealized appreciation on Medallion Hamptons Holding, a wholly-owned subsidiary at September 30, 2008, June 30, 2008, March 31, 2008, December 31, 2007, and September 30, 2007.
(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the quarters ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Realized gains (losses) on loans and equity investments(1)
Medallion loans	$18	$(13)	$(22)	$(20)
Commercial loans	90	11	(4,955)	(780)

Total loans	108	(2)	(4,977)	(800)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Investment securities	—	—	—	—
Equity investments	—	289	(278)	12,940

Total realized gains (losses) on loans and equity investments	108	287	(5,255)	12,140

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	(2,114)	(1,126)	(4,483)	(2,175)

Total managed realized gains (losses) on loans and equity investments (1)	$(2,006)	$(839)	$(9,738)	$9,965

Realized gains (losses) as a % of average balances outstanding
Medallion loans	0.02%	(0.01)%	(0.01)%	(0.01)%
Commercial loans	0.35	0.04	(6.46)	(1.06)
Total loans	0.08	0.00	(1.21)	(0.19)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Investment securities	—	—	—	—
Equity investments	—	61.31	(15.39)	467.71
Net investments	0.07	0.18	(1.14)	2.64

Net investments at Medallion Bank and other controlled subsidiaries	(2.19)%	(1.41)%	(1.67)%	(0.96)%
Managed net investments	(0.88)%	(0.37)%	(1.41)%	1.53%

(1)	Does not include $0 and $1,386 of realized gains for the quarter and nine months ended September 30, 2008, and $0 and $0 for the comparable 2007 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$(601)	$729	$(601)	$1,407
Unrealized depreciation	(1,655)	(91)	(2,318)	(1,415)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries	136	(49)	(499)	3,094
Realized gains	—	(72)	—	(11,648)
Realized losses	—	12	5,230	823
Unrealized gains on foreclosed properties	2,705	1,231	3,827	4,476

Total	$585	$1,760	$5,639	$(3,263)

Net realized gains (losses) on investments
Realized gains	$—	$72	$—	$2,914
Realized losses	—	(12)	(5,230)	(823)
Other gains	—	223	30	10,032
Direct recoveries	108	4	(55)	17
Realized gains on foreclosed properties	—	—	1,386	—

Total	$108	$287	$(3,869)	$12,140

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 12%, 9%, and 8% of our total portfolio at September 30, 2008, December 31, 2007, and September 30, 2007. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We are currently in discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including an aggregate of $6,000,000, contributed over the 2008 nine months and $1,300,000 in the 2007 nine months. Separately, Medallion Bank paid dividends to the Company of $4,000,000 and $3,250,000 in the 2008 and 2007 nine months. Without the capital infusions by the Company, a portion of the Medallion Bank dividends would have been retained to ensure Medallion Bank met its capital ratio requirements, and in such circumstance, if the Company maintained its dividends at the existing levels, a portion of those dividends would have represented a tax-free return of capital.

Equity Investments

Equity investments were 1% of our total portfolio at each of September 30, 2008, December 31, 2007, and September 30, 2007. Equity investments were 1% of our total managed portfolio each of September 30, 2008, December 31, 2007, and September 30, 2007. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at each of September 30, 2008, December 31, 2007, and September 30, 2007. Investment securities were 2% of our total managed portfolio at each of September 30, 2008, December 31, 2007, and September 30, 2007. The investment securities are primarily US Treasuries and/or adjustable-rate mortgage-backed securities purchased by us and Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the quarters ended September 30, 2008 and 2007. Average balances have increased, primarily reflecting the funding needs to support the growth in our investment portfolios. The decrease in borrowing costs reflected the downward trend of interest rates in the economy.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
September 30, 2008
Revolving line of credits	$2,999	$321,653	3.71%	$11,719	$367,744	4.26%
SBA debentures	1,311	82,598	6.31	3,812	79,091	6.44
Preferred securities	642	33,000	7.74	1,962	33,000	7.94
Notes payable to banks	179	12,053	5.91	447	10,211	5.85

Total	$5,131	$449,304	4.54	$17,940	$490,046	4.89

Medallion Bank borrowings	$3,727	$335,393	4.42	$11,042	$312,486	4.72

Total managed borrowings	$8,858	$784,697	4.49	$28,982	$802,532	4.82

September 30, 2007
Revolving line of credits	$6,087	$385,750	6.26%	$17,040	$372,596	6.12%
SBA debentures	1,258	77,250	6.46	3,749	77,250	6.49
Preferred securities	672	35,000	7.62	844	14,487	7.79
Notes payable to banks	184	8,994	8.12	728	14,153	6.88
Margin loans	—	—	—	125	2,969	5.62

Total	$8,201	$506,994	6.42	$22,486	$481,455	6.24

Medallion Bank borrowings	$3,578	$272,244	5.21	$10,000	$262,356	5.10

Total managed borrowings	$11,779	$779,238	6.00	$32,486	$743,811	5.84

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At September 30, 2008 and 2007, short-term adjustable rate debt constituted 79% and 78% of total debt, and was 45% and 52% on a fully managed basis including the borrowings of Medallion Bank.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Statement of operations
Investment income	$11,743	$13,555	$38,917	$37,152
Interest expense	5,131	8,201	17,940	22,486

Net interest income	6,612	5,354	20,977	14,666
Noninterest income	795	648	2,908	1,697
Operating expenses	3,982	4,447	13,239	13,585

Net investment income before income taxes	3,425	1,555	10,646	2,778
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	3,425	1,555	10,646	2,778
Net realized gains (losses) on investments	108	287	(3,869)	12,140
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries (1)	136	(49)	(499)	3,094
Net change in unrealized appreciation (depreciation) on investments (1)	449	1,809	6,138	(6,357)

Net increase in net assets resulting from operations	$4,118	$3,602	$12,416	$11,655

Per share data
Net investment income	$0.19	$0.09	$0.60	$0.16
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.01	0.01	(0.22)	0.68
Net change in unrealized appreciation (depreciation) on investments	0.03	0.10	0.32	(0.18)

Net increase in net assets resulting from operations	$0.23	$0.20	$0.70	$0.66

Dividends declared per share	$0.19	$0.19	$0.57	$0.57

Weighted average common shares outstanding
Basic	17,535,249	17,504,827	17,512,245	17,472,950
Diluted	17,756,913	17,805,203	17,733,830	17,793,571

			September 30, 2008	December 31, 2007
Balance sheet data
Net investments			$582,396	$653,046
Total assets			640,545	721,262
Total funds borrowed			456,799	542,549
Total liabilities			465,216	548,839
Total shareholders’ equity			175,329	172,423

Managed balance sheet data (2)
Net investments			$912,976	$934,955
Total assets			993,943	1,025,633
Total funds borrowed			804,925	841,632
Total liabilities			818,613	853,211

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	2.15%	0.89%	2.12%	0.56%
Net increase in net assets resulting from operations	2.58	2.07	2.47	2.35
Return on average equity (ROE) (4)
Net investment income after taxes	7.80	3.60	8.18	2.17
Net increase in net assets resulting from operations	9.38	8.34	9.54	9.11

Weighted average yield	8.05%	8.36%	8.42%	8.36%
Weighted average cost of funds	3.52	5.06	3.88	5.06

Net interest margin (5)	4.53	3.30%	4.54	3.30%

Noninterest income ratio (6)	0.54%	0.40%	0.63%	0.38%
Total expense ratio (7)	6.25	7.80	6.74	8.11
Operating expense ratio (8)	2.73	2.74	2.86	3.06

			September 30, 2008	December 31, 2007
As a percentage of net investment portfolio
Medallion loans			71%	76%
Commercial loans			16	14
Investment in subsidiaries			12	9
Equity investments			1	1
Investment securities			—	—

Investments to assets (9)			91%	91%
Equity to assets (10)			27	24
Debt to equity (11)			261	315

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income (loss) after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income (loss) after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $846 and $2,885 in the 2008 third quarter and nine months, and $0 and $821 for the 2007 quarter and nine months, and also included $1,000, $4,000, $1,750, and $3,250 of dividends from Medallion Bank for the same periods of 2008 and 2007. On a managed basis, combined with Medallion Bank, the net interest margin was 5.57% and 4.83% for the 2008 third quarter and nine months, and was 4.11% and 4.27% for the comparable 2007 periods.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of period indicated.

Consolidated Results of Operations

2008 Third Quarter and Nine Months compared to the 2007 Periods

        Net increase in net assets resulting from operations was $4,118,000 or $0.23 per diluted common share and $12,416,000 or $0.70 in the 2008 third quarter and nine months, up $516,000 or 14% and $761,000 or 7% from $3,602,000 or $0.20 per share and $11,655,000 or $0.66 in the 2007 third quarter and nine months. The 2008 increases primarily reflected higher net interest and noninterest income and lower operating expenses, partially offset by lower net realized/unrealized gains. Net investment income after taxes was $3,425,000 or $0.19 per share and $10,646,000 or $0.60 in the 2008 quarter and nine months, up $1,870,000 and $7,868,000 from $1,555,000 or $0.09 per share and $2,778,000 or $0.16 in the 2007 periods.

Investment income was $11,743,000 and $38,917,000 in the 2008 third quarter and nine months, down $1,812,000 or 13% and up $1,765,000 or 5% from $13,555,000 and $37,152,000 in the year ago periods, and included $846,000 and $2,885,000 from interest recoveries and bonuses on certain investments in the 2008 quarter and nine months, compared to $821,000 in the 2007 nine months. Also included in the 2008 quarter and nine months was $1,000,000 and $4,000,000 in dividends from Medallion Bank, compared to $1,750,000 and $3,250,000 in the 2007 third quarter and nine months. Excluding those items, investment income decreased $1,908,000 or 16% in the quarter, and $1,049,000 or 3% in the nine months, reflecting changes in the investment portfolio balances outstanding and changes in the yields earned. The yield on the investment portfolio was 8.05% in the 2008 quarter, down 4% from 8.36% in 2007, and was 8.42% in the 2008 nine months, up 1% from 8.36% in the 2007 nine months. Excluding the extra interest and dividends, the 2008 third quarter and nine months yields were down 7% to 6.78% and 6.93% from 7.28% and 7.44% in the 2007 quarter and nine months, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $580,470,000 and $617,520,000 in the 2008 quarter and nine months, down 10% and up 4% from $643,273,000 and $594,493,000 in the year ago periods, primarily reflecting growth in the medallion loan portfolio, partly offset by loan participations sold.

Medallion loans were $411,693,000 at quarter end, down $90,830,000 or 18% from $502,523,000 a year ago, representing 71% of the investment portfolio compared to 77% a year ago, and were yielding 6.46% compared to 7.16% a year ago, a decrease of 10%. The decrease in outstandings primarily reflected an increase in loan participations sold and certain fleet repayments, partially offset by portfolio growth. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $568,972,000 at quarter end, down $25,543,000 or 4% from $594,515,000 a year ago. The commercial loan portfolio was $94,830,000 at quarter end, compared to $93,788,000 a year ago, an increase of $1,042,000 or 1%, and represented 16% of the investment portfolio, compared to 14% a year ago. The increase primarily reflected growth in the high-yield mezzanine loan portfolio, partially offset by reductions in the asset-based and other secured commercial lending. Commercial loans yielded 11.93% at quarter end, down 3% from 12.27% a year ago, reflecting the interest rate cycle peak in 2007 and the beginning of market rate decreases. The net managed commercial portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $178,721,000 at quarter end, up $9,898,000 or 6% from $168,823,000 a year ago, reflecting increases in all loan categories, partially offset by the net increase in third party loan participations purchased. Investments in Medallion Bank and other controlled subsidiaries were $71,211,000 at quarter end, up $15,929,000 or 29% from $55,282,000 a year ago, primarily reflecting the increased value of those investments, a large portion of which reflected the earnings of Medallion Bank, and the investments in MB and the SPAC, and which represented 12% of the investment portfolio compared to 8% a year ago, and which yielded 8.65% at quarter end, compared to 13.21% a year ago. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $4,662,000 at quarter end, up $426,000 or 10% from $4,236,000 a year ago, primarily reflecting portfolio appreciation, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 4.45%, compared to 4.18% a year ago. Investment securities were zero at both quarter end and a year ago. See page 28 for a table that shows balances and yields by type of investment.

Interest expense was $5,131,000 and $17,940,000 in the 2008 quarter and nine months, down $3,070,000 or 37% and $4,546,000 or 20% from $8,201,000 and $22,486,000 in the 2007 periods. The decrease in interest expense was primarily due to the decreased cost of borrowed funds. The cost of borrowed funds was 4.54% and 4.89% in the 2008 quarter and nine months, compared to 6.42% and 6.24% in the year ago periods, decreases of 29% and 22%, reflecting the peak in rates during 2007, and their subsequent decline as the Fed lowered interest rates, and that impact on the adjustable rate nature of much of our borrowings. Average debt outstanding was $449,304,000 and $490,046,000 for the 2008 quarter and nine months, compared to $506,994,000 and $481,455,000 in the year ago periods, a decrease of 11% and an increase of 2%, reflecting changes in the levels of borrowings used to fund portfolio investments. See page 36 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $6,612,000 and $20,977,000 and the net interest margin was 4.53% and 4.54% for the 2008 third quarter and nine months, up $1,258,000 or 23% and $6,311,000 or 43% from $5,354,000 and $14,666,000 in the year ago periods, which represented net interest margins of 3.30% for both periods, all reflecting the items discussed above.

Noninterest income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income was $795,000 and $2,908,000 in the 2008 third quarter and nine months, up $147,000 or 23% and $1,210,000 or 71% from $648,000 and $1,697,000 a year ago. Included in noninterest income for the 2008 nine months were unusually large prepayment penalties relating to the payoffs of several large fleets of $550,000. Excluding those prepayment penalties, noninterest income increased 39% in the nine months. The increases in both periods reflected higher other prepayment penalties, late charges, investment partnership income distributions, and servicing fees generated from the portfolio base.

Operating expenses were $3,982,000 and $13,239,000 in the 2008 third quarter and nine months, down $465,000 or 10% and $346,000 or 3% from $4,447,000 and $13,585,000 in the 2007 periods. Salaries and benefits expense was $2,708,000 and $8,052,000 in the third quarter and nine months, up $217,000 or 9% and $293,000 or 4% from $2,491,000 and $7,759,000 in 2007, primarily reflecting higher staffing, salary levels, and bonus accruals, partially offset by higher salary deferrals related to loan originations and also by lower stock compensation expense in the nine months. Professional fees were $325,000 and $1,281,000 in the quarter and nine months, down $614,000 or 65% and $873,000 or 41% from $939,000 and $2,154,000 a year ago, primarily reflecting higher 2007 costs related to investment projects under consideration, higher accounting costs, including costs related to deconsolidating Medallion Bank and for consultant services for operational reviews, and higher legal expenses. Rent expense was $205,000 and $866,000 in the 2008 quarter and nine months, down $118,000 or 37% and $110,000 or 11% from $323,000 and $976,000 in the 2007 periods, primarily reflecting catch up rent reimbursements received from an unconsolidated portfolio company. Other operating expenses of $744,000 and $3,040,000 in 2008 were up $50,000 or 7% and $344,000 or 13% from $694,000 and $2,696,000 a year ago, reflecting higher franchise tax accruals and directors fees in both periods.

Income tax expense was $0 in the 2008 and 2007 third quarters and nine months.

Net change in unrealized appreciation on investments was $585,000 and $5,639,000 in the 2008 third quarter and nine months, compared to $1,760,000 and depreciation of $3,263,000 in the 2007 third quarter and nine months, a decrease of $1,175,000 in appreciation in the quarter, and an increase of $8,902,000 in appreciation in the nine months. Net change in unrealized appreciation, net of the net unrealized appreciation or depreciation on Medallion Bank and the other controlled subsidiaries was $449,000 and $6,138,000 in the 2008 quarter and nine months, compared to $1,809,000 and depreciation of $6,357,000 in the 2007 periods, resulting in decreased appreciation of $1,360,000 in the quarter and increased appreciation of $12,495,000 in the nine months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2008 activity resulted from net unrealized appreciation on foreclosed property of $2,705,000 ($5,227,000 in the nine months), net appreciation on Medallion Bank and other controlled subsidiaries of $136,000 ($499,000 of depreciation in the nine months), and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $0 ($5,230,000 in the nine months), partially offset by net unrealized depreciation on loans of $1,632,000 ($2,204,000 in the nine months), net unrealized depreciation on equity investments of $624,000 ($715,000 in the nine months), and reversals of unrealized appreciation associated with foreclosed properties that were sold of $0 ($1,400,000 in the nine months). The 2007 activity resulted from net unrealized appreciation on foreclosed property of $1,231,000 ($4,476,000 in the nine months), net unrealized appreciation on equity investments of $790,000 ($1,350,000 in the nine months), and by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $12,000 ($823,000 in the nine months), partially offset by net unrealized depreciation on loans of $152,000 ($1,358,000 in the nine months), reversals of unrealized appreciation associated with equity investments that were sold of $72,000 ($11,648,000 in the nine months), and net depreciation on Medallion Bank and other controlled subsidiaries of $49,000 ($3,094,000 of appreciation in the nine months). The net appreciation or depreciation on Medallion Bank and other controlled subsidiaries described above is net of dividends declared by them to Medallion Financial of $1,000,000 and $4,000,000 in the 2008 third quarter and nine months, and $1,750,000 and $3,250,000 the comparable 2007 periods.

Our net realized gains on investments were $108,000 in the 2008 quarter, and were losses of $3,869,000 in the 2008 nine months, compared to gains of $287,000 and $12,140,000 in the 2007 quarter and nine months. The 2008 activity reflected the reversals described in the unrealized paragraph above and net direct recoveries of $108,000 ($55,000 of charge offs in the nine months) and net direct gains on sales of equity and other investments of $0 ($30,000 in the nine months), partially offset by net direct losses on foreclosed properties of $0 ($14,000 in the nine months). The 2007 activity reflected the above and net direct gains on sales of equity and other investments of $217,000 ($1,292,000 in the nine months) and net direct recoveries of $10,000 ($23,000 in the nine months).

The Company’s net realized/unrealized gains on investments were $693,000 and $1,770,000 in the 2008 quarter and nine months, compared to $2,047,000 and $8,877,000 in the 2007 periods, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $85,250,000 with a weighted average interest rate of 6.05%, constituting 19% of our total indebtedness as of September 30, 2008. Also, as of September 30, 2008, portions of the adjustable rate debt with banks repriced at intervals of as long as 48 months, and certain of the certificates of deposit were for terms of up to 38 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at September 30, 2008, compared to the respective positions at the end of 2007 and 2006. The principal amount of interest earning assets is assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

September 30, 2008 Cumulative Rate Gap (1)

(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$20,377	$—	$—	$—	$—	$—	$—	$20,377
Adjustable rate	8,489	1,351	16,441	20,809	—	—	—	47,090
Fixed-rate	28,626	69,262	218,092	57,444	45,566	8,704	14,449	442,143
Cash	19,290	—	—	—	—	—	—	19,290

Total earning assets	$76,782	$70,613	$234,533	$78,253	$45,566	$8,704	$14,449	$528,900

Interest bearing liabilities
Revolving line of credit	$321,931	$—	$—	$—	$—	$—	$—	$321,931
Notes payable to banks	5,000	—	11,618	—	—	—	—	16,618
Preferred securities	—	—	—	33,000	—	—	—	33,000
SBA debentures	—	—	17,985	13,500	19,450	13,500	20,815	85,250

Total liabilities	$326,931	$—	$29,603	$46,500	$19,450	$13,500	$20,815	$456,799

Interest rate gap	$(250,149)	$70,613	$204,930	$31,753	$26,116	$(4,796)	$(6,366)	$72,101

Cumulative interest rate gap (2)	$(250,149)	$(179,536)	$25,394	$57,147	$83,263	$78,467	$72,101	—

December 31, 2007 (2)	$(278,252)	$(185,966)	$(21,721)	$77,901	$108,459	$96,540	$87,305	—
December 31, 2006 (2)	(267,015)	(152,783)	(8,334)	53,943	127,019	115,046	89,104	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (47%), (44%), and (49%), as of September 30, 2008, and December 31, 2007 and 2006, and was (35%), (34%), and (34%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($112,840) or (21%) for September 30, 2008, compared to ($127,292) or ( 20%) and ($127,184) or (23%) for December 31, 2007 and 2006, respectively, and was ($164,005) or (17%), ($156,202) or (16%), and ($117,151) or (14%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $528,900,000 and interest rate sensitive liabilities were $456,799,000 at September 30, 2008. The one-year cumulative interest rate gap was a negative $250,149,000 or 47% of interest rate sensitive assets compared to a negative $278,252,000 or 44% at December 31, 2007 and $267,015,000 or 49% at December 31, 2006. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $112,840,000 or 21% at September 30, 2008. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $938,599,000 and interest rate sensitive liabilities were $804,295,000 at September 30, 2008. The one year cumulative interest rate gap was a negative $329,653,000 or 35% of interest rate sensitive assets, compared to $333,855,000 or 34%, and $287,680,000 or 34% at December 31, 2007 and 2006. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $164,005,000 or 17% at September 30, 2008.

Interest Rate Cap Agreements

From time to time, we enter into interest rate cap agreements to manage the exposure of the portfolio to increases in market interest rates by hedging a portion of our variable-rate debt against increases in interest rates. There were no interest rate caps outstanding during 2008 and 2007.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with Merrill Lynch and Citibank, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust II’s $250,000,000 line had availability of $1,325,000 as of September 30, 2008, and the Trust’s $135,000,000 revolving line of credit with Merrill Lynch had no availability. Medallion Capital has $8,500,000 of additional funding commitments with the SBA, which requires capital contributions from us of up to $4,250,000. Also, FSVC issued $3,000,000 of additional SBA debentures during October 2008. Since SBA financing subjects its recipients to certain regulations, we will seek funding at the subsidiary level to maximize its benefits. Lastly, $23,000,000 was available under revolving credit agreements with commercial banks, and approximately $236,000 was available under the company’s margin loans.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $1,275,000 could be raised by Medallion Bank to fund future loan origination activity, and Medallion Bank also has $25,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank as a non-RIC subsidiary of ours is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at September 30, 2008. See Note 4 to the consolidated financial statements on page 17 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$321,931	70%	3.63%
SBA debentures	85,250	19	6.05
Preferred securities	33,000	7	7.68
Notes payable to banks	16,618	4	5.63

Total outstanding debt	$456,799	100%	4.45%

Deposits and federal funds purchased at Medallion Bank	348,126	—	3.98%

Total outstanding debt, including Medallion Bank	$804,925	—	4.24%

(1)	Weighted average contractual rate as of September 30, 2008.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at September 30, 2008.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$321,931	$—	$—	$—	$—	$—	$321,931
SBA debentures	—	—	17,985	13,500	19,450	34,315	85,250
Preferred securities	—	—	—	—	—	33,000	33,000
Notes payable to banks	5,316	316	10,986	—	—	—	16,618

Total	$327,247	$316	$28,971	$13,500	$19,450	$67,315	$456,799

Certificates of deposit at Medallion Bank	232,452	44,640	67,534	3,500	—	—	348,126

Total, including Medallion Bank	$559,699	$44,956	$96,505	$17,000	$19,450	$67,315	$804,925

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have negatively impacted net increase in net assets resulting from operations as of September 30, 2008 by approximately $1,024,000 on an annualized basis, compared to a positive impact of $374,000 at December 31, 2007, and the impact of such an immediate increase of 1% over a one year period would have been ($2,731,000) at September 30, 2008, compared to ($2,895,000) for December 31, 2007. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2008. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	UTAH	Total	12/31/2007
Cash	$5,296	$3,530	$1,456	$6,104	$2,904	$—	$19,290	$33,454
Bank loans	20,000	8,000	—	—	—	—	28,000	38,000
Amounts undisbursed	15,000	8,000	—	—	—	—	23,000	24,000
Amounts outstanding	5,000	11,618	—	—	—	—	16,618	20,850
Average interest rate	5.72%	5.59%	—	—	—	—	5.63%	6.81%
Maturity	12/08	8/09-7/11	—	—	—	—	12/08-7/11	6/08-6/10
Preferred Securities	33,000	—	—	—	—	—	33,000	33,000
Average interest rate	7.68%	—	—	—	—	—	7.68%	7.68%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of Credit	—	385,000	—	—	—	—	385,000	625,000
Amounts undisbursed	—	1,325	—	—	—	—	1,325	213,551
Amounts outstanding	—	321,931	—	—	—	—	321,931	411,449
Average interest rate	—	3.63%	—	—	—	—	3.63%	5.58%
Maturity	—	12/08-12/09	—	—	—	—	12/08-12/09	9/08-12/09
Margin loan	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—	—%
Maturity	N/A	—	—	—	—	—	N/A	N/A
SBA debentures	—	—	46,750	—	50,000	—	96,750	96,750
Amounts undisbursed (1)	—	—	8,500	—	3,000	—	11,500	19,500
Amounts outstanding	—	—	38,250	—	47,000	—	85,250	77,250
Average interest rate	—	—	6.01%	—	6.08%	—	6.05%	6.05%
Maturity	—	—	9/11-9/18	—	9/11-9/18	—	9/11-9/18	9/11-3/16

Total cash and amounts remaining undisbursed under credit facilities	$20,296	$12,855	$9,956	$6,104	$5,904	$—	$55,115	$290,505

Total debt outstanding	$38,000	$333,549	$38,250	$—	$47,000	$—	$456,799	$542,549

Including Medallion Bank
Cash	—	—	—	—	—	$14,440	$14,440	$17,025
Certificates of deposit	—	—	—	—	—	348,126	348,126	299,083
Average interest rate	—	—	—	—	—	3.98%	3.98%	4.85%
Maturity	—	—	—	—	—	10/08-11/11	10/08-11/11	1/08-10/10

Total cash and amounts remaining undisbursed under credit facilities	$20,296	$12,855	$9,956	$6,104	$5,904	$14,440	$69,555	$307,530

Total debt outstanding	$38,000	$333,549	$38,250	$—	$47,000	$348,126	$804,925	$841,632

(1)	In October 2008, FSVC issued $3,000,000 of debentures to the SBA, which bears interest until the March 2009 pooling at 5.70%, at which time they will be pooled, repriced, and termed until March 2019.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

Based on current market conditions and communications from Merrill Lynch, we expect that Merrill Lynch will not extend the credit facility beyond its current maturity date in December 2008. We have available liquidity of $1,325,000 under our revolving credit agreement with Citibank. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, including sources of liquidity to repay our borrowings under the Merrill Lynch facility; however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP clarifies the application of SFAS No. 157, “Fair Value Measurement”, and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate; however, the disclosure provisions for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used for purpose of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations”, and other US generally accepted accounting principles. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company believes the impact of adopting FAS 142-3 will not have a material effect on the Consolidated Financial Statements.

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

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of November 5, 2008, there were approximately 124 holders of record of the Company’s common stock.

On November 5, 2008, the last reported sale price of our common stock was $8.87 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

	DIVIDENDS DECLARED	HIGH	LOW
2008
Third Quarter	$0.19	$10.66	$8.96
Second Quarter	0.19	10.04	8.31
First Quarter	0.19	10.33	9.04
2007
Fourth Quarter	$0.19	$11.00	$9.70
Third Quarter	0.19	12.00	10.39
Second Quarter	0.19	12.43	11.15
First Quarter	0.19	12.34	10.80

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through September 30, 2008	7,691	9.66	7,691	7,319,397

Total	1,394,124	9.10	1,394,124	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires after a certain number of days, except in certain cases where it is extended through completion of the authorized amounts. In April 2008, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than May 2008, and were to conclude 180 days after the commencement of the purchases, and which was further extended in October, 2008 for similar terms and conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December  31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2008. In addition, based on our evaluation as of September 30, 2008, there have been no changes that occurred during the 2008 third quarter and nine months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

In addition, based on current market conditions and communications from Merrill Lynch, we expect that Merrill Lynch will not extend the credit facility beyond its current maturity date in December 2008. We are actively seeking additional sources of liquidity, including sources of liquidity to repay our borrowings under the Merrill Lynch facility; however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable, or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis.

As of September 30, 2008, we had approximately $456,799,000 of outstanding indebtedness, which had a weighted average borrowing cost of 4.45% at September 30, 2008, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $348,126,000 of outstanding indebtedness at a weighted average borrowing cost of 3.98%.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute an ineligible investment. As of September 30, 2008, up to 25% of our total assets were invested in ineligible investments.

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

To qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities, other than US government securities or securities of other RICs, of any one issuer. As of September 30, 2008, our largest investment subject to this test was our investment in Medallion Bank, representing 24% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of September 30, 2008, our net unrealized depreciation on investments other than in controlled subsidiaries and foreclosed properties was approximately $1,416,000 or 0.24% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have negatively impacted net increase in net assets resulting from operations as of September 30, 2008 by approximately $1,024,000 on an annualized basis, compared to a positive impact of $374,000 at December 31, 2007, and the impact of such an immediate increase of 1% over a one year period would have been ($2,731,000) at September 30, 2008, compared to ($2,895,000) at December 31, 2007. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

Based on discussions with the SEC, we determined that we should no longer consolidate Medallion Bank’s accounts with those of our own.

Since the inception of Medallion Bank, we had historically consolidated the financial position and results of operations of Medallion Bank with those of our own. We did so in reliance upon a letter from the staff of the SEC permitting such consolidation. During August 2006, we filed the initial registration statement related to an offering of common stock which the SEC staff reviewed and on which they provided comments, including the appropriateness of consolidating the accounts of Medallion Bank which evolved since 2004. Based on several discussions with the SEC; our management, Audit Committee, and Board of Directors determined, and our auditors concurred, that we should no longer consolidate Medallion Bank in reliance upon the SEC letter, and determined, and our auditors concurred, that the change represented a change in the reporting entity as described in SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly, we adopted the retrospective treatment provided for in that statement, including for any interim periods presented, included in our 2006 Form 10-K. Based on the available facts, and after due investigation, we believe we relied upon the no-action letter in good faith and with a reasonable basis for such reliance and we have articulated these facts to the SEC. After reviewing our response, the SEC indicated it has no further comments regarding the consolidation of Medallion Bank, but they have not formally concurred with our conclusion. We cannot assure you that the SEC or any other regulatory agency may not come to a different conclusion than ours. Such a different conclusion could result in our having to restate our financial statements.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of September 30, 2008, investments in New York City taxi medallion loans represented approximately 78% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $725,000 for corporate medallions and over $533,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2006, the value of New York City taxicab medallions increased by approximately 30% for individual medallions and 38% for corporate medallions.

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

We also agreed to indemnify Sports Properties upon Sports Properties liquidation for all claims of any vendors, service providers, or other entities that are owed money by Sports Properties for services rendered, or contracted for, or products sold to Sports Properties, or the claims of any target businesses to the extent that Sports Properties fails to obtain valid and enforceable waivers from such vendors, service providers, prospective target businesses, or other entities in order to protect the amounts held in Sports Properties’ trust account. In the event of a liquidation of Sports Properties, we may not only lose the amount of capital we invested in Sports Properties, but we may also be liable to Sports Properties under those indemnification obligations.

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

Pursuant to a consulting agreement between us and ProEminent Sports, LLC, Tony Tavares acts as a consultant to us for sports related investments and, included within the scope of his duties, is his service to Sports Properties. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as Chief Executive Officer of Sports Properties, help it identify a target business, perform due diligence on the proposed target, and negotiate and consummate a business combination with such a target business. Following a business combination, in the event Mr. Tavares is not offered employment or a board position with Sports Properties, we have agreed to continue the consulting arrangement for at least an additional twelve months. For the services rendered by ProEminent Sports, LLC to us, we pay ProEminent Sports a monthly fee of $20,000. Sports Properties’ advisors, Robert Caporale and Randel E. Vataha, are Chairman and President, respectively, and each own 50% of, the membership interests of Game Plan LLC. We were also a party to an agreement with Game Plan LLC which was terminated as of June 1, 2008 pursuant to which Game Plan LLC provided certain consulting services to us and to Sports Properties, including advising in identifying a target business. For the services rendered by Game Plan to us, we paid Game Plan a monthly fee of $10,000. The fees paid by us pursuant to the consulting agreements are solely borne by us and were not reimbursed by Sports Properties. We are also a party to an agreement with Graidan Ventures LLC, which was amended as of June 1, 2008, when Sports Properties entered into its own agreement with Graidan Ventures. Under the prior agreement, the principal of Graidan Ventures provides us with general consulting, managerial, and investment banking advice relating to our investments in both SPACs and other investment opportunities. For these services, we paid Graidan Ventures a monthly fee of $18,750. Under the amended and restated agreement, Graidan Ventures provides us with general consulting, managerial, and investment banking advice related to our investment in National Security and other investment opportunities for these services, we pay Graidan Ventures a monthly fee of $3,750.

If the SPACs are successful in consummating a business combination, we will face restrictions limiting our ability to liquidate our common stock in such SPAC.

The privately issued shares and warrants of Sports Properties were placed in escrow and will not be released to us before one year from the business combination, except in very limited circumstances. In addition, the privately issued shares and warrants will become freely tradable only after they are registered pursuant to an effective registration statement. We have further agreed that we will not sell or transfer any shares of Sports Properties’ common stock purchased by us pursuant to our limit order agreement with Banc of America Securities LLC until 180 days after Sports Properties has completed a business combination. If the offering of units of National Security is successful, we will face similar restrictions limiting our ability to liquidate our common stock.

Our executive officers and directors may allocate some portion of their time to the business of the SPACs, which may create conflicts of interest.

Our investment in Sports Properties’ may create conflicts of interest. Andrew M. Murstein, our President and a director, serves as the Vice Chairman and Secretary of Sports Properties. Larry D. Hall, our Chief Financial Officer, serves as the Chief Financial Officer of Sports Properties. Henry L. Aaron, Mario M. Cuomo, and Stanley Kreitman serve as our directors and as directors of Sports Properties. Messrs. Murstein, Hall, Aaron, and Cuomo entered into an agreement with Sports Properties and with Sports Properties’ underwriter(s) whereby they agreed, and Mr. Kreitman is anticipated to enter into an agreement with Sports Properties whereby he will agree, to present to Sports Properties, prior to presentation to any other person or entity, opportunities to acquire entities, until the earlier of Sports Properties’ consummation of a business combination, liquidation, or until such time as they cease to be an officer or director of Sports Properties, subject to any pre-existing fiduciary or contractual obligation they have. We also entered into an agreement with Sports Properties and with Sports Properties’ underwriter(s) whereby we agreed to present to Sports Properties, prior to our own consideration or presentation to any other person or entity, opportunities to acquire entities in the sports, leisure, or entertainment industries that, in our reasonable discretion, have a value equal to or exceeding 80% of Sports Properties’ total assets held in trust, which are currently estimated at approximately $214,837,000, at the time that we become aware of such opportunity. Andrew Murstein has agreed to serve as Vice Chairman, Executive Vice President, and Secretary of National Security. Larry Hall has agreed to serve as Chief Financial Officer of National Security. Stanley Kreitman, Frederick Menowitz, David Rudnick, and Lowell Weicker serve as our directors and have agreed to serve as directors of National Security. If the offering of units of National Security is successful, our executive officers and directors are anticipated to enter into similar agreements with National Security, as are we, with respect to opportunities in the homeland defense and security industries.

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

MEDALLION FINANCIAL CORP.

Date:	November 5, 2008

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.