Form 10-K
period 2008-12-31
MEDALLION FINANCIAL CORP
filed 2009-03-13
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2008 was $139,970,810.

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of March 11, 2009 was 17,562,724.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2008, are incorporated by reference into Part III of this form 10-K

MEDALLION FINANCIAL CORP.

2008 FORM 10-K ANNUAL REPORT

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

We, Medallion Financial Corp. or the Company, are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can become an industry leader. Our investment objectives are to provide high level of distributable income, consistent with the preservation of capital, as well as long-term growth of net asset value and our stock price. We also provide other debt, mezzanine, and equity investment capital to companies in a variety of industries, consistent with our investment objectives. For additional information about our business and operations, see “Management’s Discussions and Analysis of Financial Condition and Results of Operations.”

Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 10%, and our commercial loan portfolio at a compound annual growth rate of 7% (12% and 13% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. Total assets under our management, which includes assets serviced for third party investors and managed by Medallion Bank, were $1,075,509,000 as of December 31, 2008 and $1,017,433,000 as of December 31, 2007, and have grown at a compound annual growth rate of 14% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $131,500,000 or $8.53 per share.

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

Because of the change in the reporting entity described above and in note 3 to our consolidated financial statements, our financial condition and results of operations included in this annual report for the years ended December 31, 2006, 2005, and 2004, including for any interim periods presented, have been adjusted to reflect the change retrospectively for all periods and information presented.

Our Market

We provide loans to individuals and small to mid-size businesses, both directly through our investment company subsidiaries and also through Medallion Bank, in three primary markets:

•	loans that finance taxicab medallions;

•	loans that finance commercial businesses; and

•	loans that finance consumer purchases of recreational vehicles, boats, motorcycles, and trailers.

The following chart shows the components of our $922,007,000 managed net investment portfolio as of December 31, 2008.

(Dollars in thousands)	On-Balance Sheet	Off-Balance Sheet (1)	Total Managed Investments
Medallion loans	$402,964	$122,408	$525,372
Commercial loans	89,611	86,612	176,223
Consumer loans	—	186,305	186,305
Investments in Medallion Bank and other controlled subsidiaries	74,750	(64,003)	10,747
Investment securities	—	20,088	20,088
Equity investments	3,272	—	3,272

Net investment portfolio	$570,597	$351,410	$922,007

(1)	Off-balance sheet investments are those owned by our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank.

Medallion Loans

Taxi medallion loans of $402,964,000 comprised 70% of our $570,597,000 net investment portfolio as of December 31, 2008, compared to $498,883,000 or 76% of our $653,046,000 net investment portfolio as of December 31, 2007. Managed taxi medallion loans of $525,372,000 comprised 57% of our $922,007,000 managed net investment portfolio as of December 31, 2008, compared to $586,498,000 or 63% of our $934,955,000 managed net investment portfolio as of December 31, 2007. Including loans to unaffiliated investors, the total amount of medallion loans under our management was $591,413,000 as of December 31, 2008, compared to $590,941,000 as of December 31, 2007. Since 1979, we and Medallion Bank have originated, on a combined basis, approximately $1,481,827,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. In addition, our management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services, dating back to 1956.

Medallion loans collateralized by New York City taxicab medallions and related assets comprised approximately 76% of the value of the medallion loan portfolio as of December 31, 2008 and 80% of the value of the medallion loan portfolio as of December 31, 2007, and were 74% and 83% on a managed basis. The New York City Taxi and Limousine Commission, or TLC, estimates that the total value of all of New York City taxicab medallions and related assets exceeded $9.3 billion as of December 31, 2008. We estimate that the total value of all taxicab medallions and related assets in the US exceeded $11.5 billion as of December 31, 2008.

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

The following table displays information on managed medallion loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2008. For a presentation of only the consolidated on-balance sheet medallion loans, see the Consolidated Schedule of Investments in the consolidated financial statements on page F-30.

(Dollars in thousands)	# of Loans	% of Medallion Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed medallion loans
New York	1,197	74%	5.98%	$386,529
Chicago	350	9	7.18	49,014
Boston	164	6	7.48	34,004
Newark	195	6	8.14	30,229
Cambridge	48	2	7.00	10,628
Other	103	3	9.29	14,718

Total managed medallion loans	2,057	100%	6.43	525,122

Deferred loan acquisition costs				837
Unrealized depreciation on loans				(587)

Net managed medallion loans				$525,372

(1)	Based on principal balance outstanding at December 31, 2008.

(2)	Based on the contractual adjustable or fixed rates of the portfolios at December 31, 2008.

The New York City Market. A New York City taxicab medallion is the only permitted license to operate a taxicab and accept street hails in New York City. As reported by the TLC, individual (owner-driver) medallions sold for approximately $550,000 and corporate medallions sold for approximately $747,000 as of December 31, 2008. The number of taxicab medallions is limited by law, and as a result of the limited supply of medallions, an active market for medallions has developed. The law limiting the number of medallions also stipulates that the ownership for the 13,237 medallions outstanding as of December 31, 2008 shall remain divided into 4,876 individual medallions and 8,361 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses, leased to drivers, and operated for more than one shift. New York City auctioned 600 additional medallions during 2004, 308 during 2006, and 89 during 2008. The medallions auctioned in 2006 were restricted to hybrid fuel vehicles and wheelchair accessible vehicles. In addition, New York City auctioned an additional 63 medallions for wheelchair accessible vehicles in 2007. New York City announced a 25% fare hike to support the increased level of medallions, which took effect in the 2004 second quarter.

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

Most New York City medallion transfers are handled through approximately 25 medallion brokers licensed by the TLC. In addition to brokering medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. We have excellent relations with many of the most active brokers, and regularly receive referrals from them. Brokers generated 31% of the loans originated during 2008, and 47% for 2007. However, we receive most of our referrals from a small number of brokers.

The Chicago Market. We estimate that Chicago medallions currently sell for approximately $155,000 as of December 31, 2008. Pursuant to a municipal ordinance, the number of outstanding medallions is currently capped at 6,700. We estimate that the total value of all Chicago medallions and related assets is over $1,092,000,000 as of December 31, 2008.

The Boston Market. We estimate that Boston medallions currently sell for approximately $403,000 as of December 31, 2008. The number of Boston medallions is currently capped at 1,825. We estimate that the total value of all Boston medallions and related assets is over $748,300,000 as of December 31, 2008.

The Newark Market. We estimate that Newark medallions currently sell for approximately $360,000 as of December 31, 2008. The number of Newark medallions has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $219,000,000 as of December 31, 2008.

The Cambridge Market. We estimate that Cambridge medallions currently sell for approximately $420,000 as of December 31, 2008. The number of Cambridge medallions is currently 257. We estimate that the total value of all Cambridge medallions and related assets is over $109,157,000 as of December 31, 2008.

Commercial Loans

Commercial loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business in 1987 through December 31, 2008, we and Medallion Bank have originated more than 10,238 commercial loans for an aggregate principal amount of approximately $763,785,000. Commercial loans of $89,611,000 comprised 16% of our $570,597,000 net investment portfolio as of December 31, 2008, compared to $91,782,000 or 14% of our $653,688,000 net investment portfolio as of December 31, 2007. Managed commercial loans of $176,223,000 comprised 19% of our $922,007,000 net investment portfolio as of December 31, 2008, compared to $179,652,000 or 19% of our $934,955,000 managed net investment portfolio as of December 31, 2007. We have increased our commercial loan activity in recent years, primarily because of the attractive higher yielding, floating rate nature of most of this business. The outstanding balances of managed commercial loans have grown at a compound annual rate of 13% since 1996. The increase since 1996 has been primarily driven by internal growth through the origination of additional commercial loans. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, a wider geographic area of coverage, and by expanding targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 872 basis points over the prevailing prime rate at year end, up from 487 basis points over prime at the end of 2007. As with medallion loans, the vast majority of the principals of borrowers personally guarantee commercial loans. The aggregate realized loss of principal on managed commercial loans has averaged 1.9% per annum for the last five years.

The following table displays information on managed commercial loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2008. For a presentation of only the consolidated on-balance sheet commercial loans, see the Consolidated Schedule of Investments in the consolidated financial statements on page F-30.

(Dollars in thousands)	# of Loans	% of Commercial Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed commercial loans
Asset-based	46	50%	5.45%	$92,298
Secured mezzanine	37	36	14.23	65,475
Other secured commercial	289	14	7.88	24,925

Total managed commercial loans	372	100%	8.93	182,698

Deferred loan acquisition costs				72
Unrealized depreciation on loans				(6,547)

Net managed commercial loans				$176,223

(1)	Based on principal balance outstanding at December 31, 2008.

(2)	Based on the contractual rates of the portfolios at December 31, 2008.

Asset Based Loans. Through our Medallion Business Credit division, we originate, manage, and service asset-based loans to small businesses which require working capital credit facilities ranging from $300,000 to $13,000,000. Medallion Business Credit frequently refers a portion of its potential commercial loans to Medallion Bank to originate, so that we can benefit from Medallion

Bank’s lower cost of funds. Additionally, from time to time, Medallion Business Credit also sells and purchases loan participations from independent third parties. Together, these loans represent approximately 50% of the managed commercial loan portfolio as of December 31, 2008 and 49% as of December 31, 2007. The commercial loans are secured principally by the borrower’s accounts receivable, but may also be secured by inventory, machinery, equipment, and/or real estate, and are personally guaranteed by the principals. Currently, our clients are mostly located in the New York metropolitan area and include wholesale and retail trade, transportation and warehousing, and other industrial and services businesses. We had successfully established 46 commercial loans as of December 31, 2008.

Secured Mezzanine Loans. Through our subsidiary Medallion Capital, we originate both senior and subordinated loans nationwide to businesses in a variety of industries, including manufacturing and various service providers, about half of which are located in the upper Midwest and Great Lakes region, with the rest scattered across the country. These loans are primarily secured by a second position on all assets of the businesses, generally range from $1,000,000 to $5,000,000, and represent approximately 36% of our managed commercial loan portfolio as of December 31, 2008, and 32% as of December 31, 2007. Frequently, we also receive warrants to purchase an equity interest in the borrowers of secured mezzanine loans.

Other Secured Commercial Loans. We originate other commercial loans that are not concentrated in any particular industry. These loans represented approximately 14% of the managed commercial loan portfolio as of December 31, 2008, and 19% as of December 31, 2007. Historically, this portfolio had consisted of fixed-rate loans, but much of the business originated over the last five years has been at adjustable interest rates, generally repricing on their anniversary date. Borrowers include food service, retail establishments, and other industrial and services businesses.

Consumer Loans

Consumer loans are originated by Medallion Bank, a wholly-owned, unconsolidated portfolio company. Consumer loans of $186,305,000 comprised 20% of our $922,007,000 managed net investment portfolio as of December 31, 2008 and consumer loans of $138,446,000 comprised 15% of our $934,955,000 managed net investment portfolio as of December 31, 2007. The loans are collateralized by recreational vehicles, boats, motorcycles, and trailers located in all 50 states. The portfolio is serviced by a large third party servicer. We believe that Medallion Bank’s consumer loan portfolio is of acceptable credit quality given the high interest rates earned on the loans, which compensate for the higher degree of credit risk in the portfolio.

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

Our Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Key elements of our strategy include:

Capitalize on our relationships with brokers and dealers. We are committed to establishing, building, and maintaining our relationships with our brokers and dealers. Our marketing efforts are focused on building relationships with brokers in the medallion market and dealers in the consumer market. We believe that our relationships with brokers and dealers provide us with, in addition to potential investment opportunities, other significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of broker and dealer relationships in our target market over the last 50 years. We believe that our management team’s relationships with these brokers and dealers have and will continue to provide us with significant investment opportunities. During 2008, approximately 29% of our originated investment transactions were generated by brokers and dealers.

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

Perform Strategic Acquisitions. In addition to increasing market share in existing lending markets and identifying new niches, we seek to acquire medallion financing businesses and related portfolios and specialty finance companies that make secured loans to small businesses which have experienced historically low loan losses similar to our own. Since our initial public offering in May 1996, eight specialty finance companies, five loan portfolios, and three taxicab rooftop advertising companies have been acquired. Our most recent acquisition was the purchase of a taxicab medallion loan portfolio by Medallion Bank in October 2008 for $25,584,000.

Investment Activity

The following table sets forth the components of investment activity in the managed investment portfolio for the periods indicated.

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Net investments at beginning of year	$934,955	$833,639	$722,748
Investments originated	413,461	455,325	434,627
Repayments of investments	(422,659)	(342,102)	(358,898)
Net increase in unrealized depreciation (1)	(5,055)	(13,005)	(1,671)
Net realized gains (losses) on investments (2)	(12,703)	8,268	6,273
Transfers to other assets/liabilities, net	(8,893)	(5,392)	(3,664)
Amortization of origination costs	(2,683)	(1,778)	(1,479)
Purchase of Elk Associates Funding medallion loan portfolio	25,584	—	—
Purchase of Banco Popular medallion loan portfolio	—	—	35,703

Net increase (decrease) in investments	(12,948)	101,316	110,891

Net investments at end of year	$922,007	$934,955	$833,639

(1)	Excludes net unrealized appreciation of $7,273, $6,740, and $921 for the years ended December 31, 2008, 2007, and 2006, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

(2)	Excludes net realized gains of $1,064, $1,336, and $4 for the years ended December 31, 2008, 2007, and 2006, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet, and $700,000 for the year ended December 31, 2007 related to the retirement of trust preferred securities.

Investment Characteristics

Medallion Loans. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets (vehicles, meters, and the like). The portfolio was originated at an approximate loan-to-value ratio range of 80-90%. We estimate that the average loan-to-value ratio of all of the medallion loans was approximately 42% as of December 31, 2008. In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

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

Commercial Loans. We have originated commercial loans in principal amounts ranging from $50,000 to approximately $13,000,000. These loans are generally retained and typically have maturities ranging from one to ten years and require equal monthly payments covering accrued interest and amortization of principal over a four to five year term. Substantially all loans may be prepaid with a fee ranging from 30 to 120 days’ interest. The term of, and interest rate charged on, certain of our outstanding loans are subject to SBA regulations. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%. Unlike medallion loans, for which competition precludes us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans. We believe that the increased yield on commercial loans compensates for their higher risk relative to medallion loans and further illustrates the benefits of diversification.

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

Marketing, Origination, and Loan Approval Process

We employ 20 loan originators to originate medallion, commercial, and consumer loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each medallion and commercial loan applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds. Senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans must be approved by the chief executive officer and/or the chief credit officer. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms. Consumer loans are primarily sourced through relationships which have been established with recreational vehicle and boat dealers throughout our market area.

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

The table below summarizes our cash levels and borrowings as of December 31, 2008, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2008. See note 5 to the consolidated financial statements for additional information about each credit facility.

Consolidated Sources of Funds (Dollars in thousands)	Total
Cash and cash equivalents	$32,075
Bank loans	28,000
Amounts undisbursed	13,000
Amounts outstanding	26,542
Average interest rate	4.47%
Maturity	7/09-7/11
Preferred securities	$33,000
Average interest rate	7.68%
Maturity	9/37
Lines of credit	$425,000
Amounts undisbursed	110,142
Amounts outstanding	314,858
Average interest rate	3.28%
Maturity	11/09-12/13
Margin loan	$—
Average interest rate	—
Maturity	N/A
SBA debentures	$96,750
Amounts undisbursed	8,500
Amounts outstanding	88,250
Average interest rate	6.10%
Maturity	9/11-3/19

Total cash and cash equivalents and amounts remaining undisbursed under credit facilities	$163,717

Total debt outstanding	$462,650

Medallion Bank Sources of Funds
Cash and cash equivalents	$9,401
Deposits	366,408
Average Interest Rate	3.85%
Maturity	1/09-11/11

Total cash and cash equivalents and amounts remaining undisbursed under credit facilities, including Medallion Bank	$173,118

Total debt outstanding, including Medallion Bank	$829,058

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

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussion of our funding sources and asset liability management strategy, see Asset/Liability Management on page 46.

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

Employees

As of December 31, 2008 we employed 127 persons, including 33 at our Medallion Bank subsidiary. We believe that relations with all of our employees are good.

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

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain ( i.e., net long-term capital gains in excess of net short-term capital losses) we distribute to shareholders. We will be subject to US federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our shareholders.

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

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions would generally be taxable to our shareholders as ordinary dividend income eligible for the 15% maximum rate for taxable years beginning before 2011 to the extent of our current and accumulated earnings and profits for federal tax purposes. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain.

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

Under current SBA Regulations, the maximum rate of interest that Medallion Funding may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA Regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2008, the maximum rate of interest permitted on loans originated by the Medallion Funding, Medallion Capital, and Freshstart was 19%. As of December 31, 2008, our outstanding medallion loans had a weighted average rate of interest 6.42% and our outstanding commercial loans had a weighted average rate of interest of 11.97%. Current SBA regulations also require that each loan originated by an SBIC have a term of between one and 20 years; loans to disadvantaged businesses also may be for a minimum term of one year.

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

Risks Relating to Our Business and Structure

We are currently in a period of capital markets disruption and severe recession and we do not expect these conditions to improve in the near future.

The current market conditions have materially and adversely affected the debt and equity capital markets in the United States, which could have a negative impact on our business and operations. The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. These events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular. We believe that the U.S. economy has entered into a period of severe recession, and forecasts for 2009 generally call for a weakening economy in the United States, with the continuation of the economic recession and possibly an economic depression. As a result, we believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity will continue to have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions.

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

In addition, based on current market conditions, we believe Citibank may not extend the credit facility beyond its current maturity date in November 2009. We are actively seeking additional sources of liquidity, including sources of liquidity to repay our borrowings under the Citibank facility; however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable, or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis.

As of December 31, 2008, we had approximately $462,650,000 of outstanding indebtedness, which had a weighted average borrowing cost of 4.20% at December 31, 2008, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $366,408,000 of outstanding indebtedness at a weighted average borrowing cost of 3.85%.

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

Regulations governing our operation as a business development company will affect our ability to, and the way in which, we raise additional capital.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute an ineligible investment. As of December 31, 2008, up to 18% of our total assets were invested in ineligible investments.

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

To qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities, other than US government securities or securities of other RICs, of any one issuer. As of December 31, 2008, our largest investment subject to this test was our investment in Medallion Bank, representing 24% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to achieve and maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or reduce new investment originations for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of December 31, 2008, our net unrealized depreciation on investments other than in controlled subsidiaries and foreclosed properties was $4,678,000 or 0.81% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have negatively impacted net increase in net assets resulting from operations as of December 31, 2008 by approximately $1,702,000 on an annualized basis, compared to a positive impact of $374,000 at December 31, 2007, and the impact of such an immediate increase of 1% over a one year period would have been ($2,831,000) at December 31, 2008, compared to ($2,895,000) for December 31, 2007. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Management identified a material weakness in our internal control over financial reporting for the year ended December 31, 2006 relating to the documentation and oversight of the monitoring of certain of the loans and/or investments included in the portfolio of one of our subsidiaries, Medallion Capital, which was remediated during 2007. Although we believe that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP, we cannot assure you that material weaknesses in our internal control over financial reporting will not be identified in the future that could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of December 31, 2008, investments in New York City taxi medallion loans represented approximately 74% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

An economic downturn such as what we are currently experiencing could result in certain of our commercial and consumer loan customers experiencing declines in business activities and/or personal resources, which could lead to difficulties in their servicing of their loans with us, and increasing the level of delinquencies, defaults, and loan losses in our commercial and consumer loan portfolios.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $747,000 for corporate medallions and over $550,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2006, the value of New York City taxicab medallions increased by approximately 34% for individual medallions and 42% for corporate medallions.

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

The initial public offering of units in our first SPAC, Sports Properties Acquisition Corp., (Sports Properties) was consummated in January, 2008. Sports Properties has 24 months from the date of its prospectus to complete a business combination. If Sports Properties fails to consummate a business combination within the required time frame, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets. We own shares of the common stock of Sports Properties that were issued prior to Sports Properties’ offering, but we have waived our right to receive distributions with respect to those shares upon the liquidation of Sports Properties. Additionally, we have purchased warrants directly from Sports Properties in a private placement prior to the effective date of Sports Properties’ prospectus. Upon consummation of Sports Properties’ offering, we owned 18% of Sports Properties’ issued and outstanding common stock. If Sports Properties does not consummate a business combination within the required time frame, we will not receive a return on our investment and we will lose our investment of $6,567,000.

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

We have formed a second SPAC, National Security Solutions Inc., (National Security) that is currently in registration and that will seek a business combination in the homeland defense and security industries. If the offering of units of National Security is successful, our investment in National Security will be subject to similar forfeiture risk if it does not consummate a business combination. In addition, we will provide a similar indemnity to protect the amounts held in National Security’s trust account.

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

Pursuant to letter agreements which the founding stockholders entered into with Sports Properties and the underwriters, the founding stockholders waived their rights to receive distributions with respect to their founding shares should Sports Properties be liquidated.

In the event of liquidation, Sports Properties will pay the costs of liquidation from the remaining assets outside of the Trust Account. To the extent such funds are not available, Medallion has agreed to provide Sports Properties the necessary funds (currently anticipated to be no more than approximately $50,000 in the event that Sports Properties’ corporate existence ceases by operation of law), and has agreed not to seek repayment for such expenses.

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

Our investment in Sports Properties’ may create conflicts of interest. Andrew M. Murstein, our President and a director, serves as the Vice Chairman and Secretary of Sports Properties. Larry D. Hall, our Chief Financial Officer, serves as the Chief Financial Officer of Sports Properties. Henry L. Aaron, Mario M. Cuomo, and Stanley Kreitman serve as our directors and as directors of Sports Properties. Messrs. Murstein, Hall, Aaron, and Cuomo entered into an agreement with Sports Properties and with Sports Properties’ underwriter(s) whereby they agreed, and Mr. Kreitman is anticipated to enter into an agreement with Sports Properties whereby he will agree, to present to Sports Properties, prior to presentation to any other person or entity, opportunities to acquire entities, until the earlier of Sports Properties’ consummation of a business combination, liquidation, or until such time as they cease to be an officer or director of Sports Properties, subject to any pre-existing fiduciary or contractual obligation they have. We also entered into an agreement with Sports Properties and with Sports Properties’ underwriter(s) whereby we agreed to present to Sports Properties, prior to our own consideration or presentation to any other person or entity, opportunities to acquire entities in the sports, leisure, or entertainment industries that, in our reasonable discretion, have a value equal to or exceeding 80% of Sports Properties’ total assets held in trust, which are currently estimated at approximately $215,201,000, at the time that we become aware of such opportunity. Andrew Murstein has agreed to serve as Vice Chairman, Executive Vice President, and Secretary of National Security. Larry D. Hall has agreed to serve as Chief Financial Officer of National Security. Stanley Kreitman, Frederick Menowitz, David Rudnick, and Lowell Weicker serve as our directors and have agreed to serve as directors of National Security. If the offering of units of National Security is successful, our executive officers and directors are anticipated to enter into similar agreements with National Security, as are we, with respect to opportunities in the homeland defense and security industries.

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

No matters were submitted to a vote of security holders during the 2008 fourth quarter.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of March 11, 2009, there were approximately 126 holders of record of the Company’s common stock.

On March 11, 2009, the last reported sale price of our common stock was $4.55 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2008	DIVIDENDS DECLARED	HIGH	LOW
Fourth Quarter	$0.19	$9.84	$5.58
Third Quarter	0.19	10.66	8.96
Second Quarter	0.19	10.04	8.31
First Quarter	0.19	10.33	9.04

2007
Fourth Quarter	$0.19	$11.00	$9.70
Third Quarter	0.19	12.00	10.39
Second Quarter	0.19	12.43	11.15
First Quarter	0.19	12.34	10.80

Information about our equity compensation plan is incorporated by reference in all information under the caption “Equity Compensation Plan Information” included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2009.

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397

Total	1,394,124	9.10	1,394,124	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchased program for additional 180-day periods until we have repurchased the total amount authorized. In April 2008, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than May 2008, and were to conclude 180 days after the commencement of the purchases, and which was further extended in October, 2008 for similar terms and conditions.

ITEM 6.	SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2008, 2007, 2006, 2005, and 2004. Because of the change in the reporting entity described in note 3 to our consolidated financial statements, our financial condition and results of operations included in this annual report for the years ended December 31, 2006, 2005, and 2004, including for any interim periods presented, have been adjusted to reflect the change retrospectively for all periods and information presented.

	Year ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004
Statement of operations
Investment income	$52,284	$51,393	$39,635	$34,811	$24,833
Interest expense	23,711	30,704	24,190	17,997	12,834

Net interest income	28,573	20,689	15,445	16,814	11,999
Noninterest income	3,837	2,444	2,646	4,738	4,334
Operating expenses	17,320	17,835	14,926	16,984	16,083

Net investment income before income taxes	15,090	5,298	3,165	4,568	250
Income tax (provision) benefit	—	—	—	14	(259)

Net investment income (loss) after income taxes	15,090	5,298	3,165	4,582	(9)
Net realized gains (losses) on investments	(3,746)	14,172	3,080	3,606	2,329
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries (1)	(2,419)	2,292	7,454	5,012	343
Net change in unrealized appreciation (depreciation) on investments (1)	6,323	(6,326)	(591)	(6,339)	19,849

Net increase in net assets resulting from operations	$15,248	$15,436	$13,108	$6,861	$22,512

Per share data
Net investment income	$0.85	$0.30	$0.18	$0.26	$0.01
Income tax (provision) benefit	—	—	—	—	(0.01)
Net realized gains (losses) on investments	(0.21)	0.80	0.17	0.21	0.13
Net change in unrealized appreciation (depreciation) on investments (1)	0.22	(0.23)	0.39	(0.08)	1.09

Net increase in net assets resulting from operations	$0.86	$0.87	$0.74	$0.39	$1.22

Dividends declared per share	$0.76	$0.76	$0.70	$0.54	$0.37

Weighted average common shares outstanding
Basic	17,520,966	17,480,523	17,293,665	17,087,034	18,001,604
Diluted	17,722,575	17,786,310	17,761,039	17,552,228	18,424,518
Balance sheet data
Net investments	$570,597	$653,046	$592,933	$530,222	$481,081
Total assets	646,685	721,262	631,605	573,355	522,090
Total funds borrowed	462,650	542,549	455,137	400,915	339,395
Total liabilities	471,739	548,839	461,977	407,000	351,629
Total shareholders’ equity	174,946	172,423	169,628	166,354	170,461
Managed balance sheet data (2)
Net investments	$922,007	$934,955	$833,639	$723,253	$643,541
Total assets	1,018,114	1,025,633	893,588	792,973	709,910
Total funds borrowed	829,058	841,632	716,620	620,022	525,933
Total liabilities	843,168	853,211	723,960	626,619	539,448

	Year ended December 31,
	2008	2007	2006	2005	2004
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income (loss) after taxes	2.27%	0.79%	0.53%	0.82%	(0.00%)
Net increase in net assets resulting from operations	2.29	2.30	2.20	1.23	4.96
Return on average equity (ROE) (4)
Net investment income (loss) after taxes	8.67	3.09	1.89	2.73	(0.01)
Net increase in net assets resulting from operations	8.76	9.00	7.82	4.09	13.82
Weighted average yield	8.58%	8.44%	7.71%	7.15%	6.32%
Weighted average cost of funds	3.89	5.04	4.70	3.75	3.33

Net interest margin (5)	4.69	3.40	3.01	3.40	2.99

Noninterest income ratio (6)	0.63	0.40	0.52	0.99	1.13
Total expense ratio (7)	6.74	7.98	7.62	7.28	7.57
Operating expense ratio (8)	2.84	2.93	2.91	3.54	4.17
As a percentage of net investment portfolio
Medallion loans	70%	76%	72%	71%	65%
Commercial loans	16	14	15	17	21
Investment in subsidiaries	13	9	8	8	7
Equity investments	1	1	3	4	7
Investment securities	—	—	2	—	—
Investments to assets (9)	88%	91%	94%	92%	92%
Equity to assets (10)	27	24	27	29	33
Debt to equity (11)	264	315	268	241	199

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the year in the fair value of our investments, including the results of operations for Medallion Bank, Medallion Taxi Media, and other controlled subsidiaries, where applicable.

(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.

(3)	ROA represents the net investment income (loss) after taxes or net increase in net assets resulting from operations, divided by average total assets.

(4)	ROE represents the net investment income (loss) after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.

(5)	Net interest margin represents net interest income for the year divided by average interest earning assets, and included interest recoveries and bonuses of $4,471 in 2008, and $821 in 2007, $1,556 in 2006, $0 in 2005, and $0 in 2004 and also included dividends from Medallion Bank of $6,000 in 2008 and $5,750 in 2007. On a managed basis, combined with Medallion Bank, the net interest margin was 5.21%, 4.21%, 4.40%, 4.65%, and 4.37% for 2008, 2007, 2006, 2005, and 2004.

(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.

(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.

(9)	Represents net investments divided by total assets as of December 31.

(10)	Represents total shareholders’ equity divided by total assets as of December 31.

(11)	Represents total funds borrowed divided by total shareholders’ equity as of December 31.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2008, 2007, and 2006. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 18.

CRITICAL ACCOUNTING POLICIES

The SEC has recently issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of our consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by us include valuation of loans, evaluation of the recoverability of accounts receivable and income tax assets, and the assessment of litigation and other contingencies. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although we believe that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2008 are reasonable, actual results could differ materially from the estimated amounts recorded in our financial statements.

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

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 10%, and our commercial loan portfolio at a compound annual growth rate of 7% (12% and 13% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. Total assets under our management, which includes assets serviced for third party investors and managed by unconsolidated portfolio companies, were $1,075,509,000 as of December 31, 2008 and $1,017,433,000 at December 31, 2007, and have grown at a compound annual growth rate of 14% from $215,000,000 at the end of 1996.

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

We also provide debt, mezzanine, and equity investment capital to companies in a variety of industries, consistent with our investment objectives. These investments may be venture capital style investments which may not be fully collateralized. Medallion Capital’s investments are typically in the form of secured debt instruments with fixed interest rates accompanied by warrants to purchase an equity interest for a nominal exercise price (such warrants are included in equity investments on the consolidated balance sheets). Interest income is earned on the debt instruments.

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

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposits issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are serviced by us. We earn referral and servicing fees for these activities.

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

Trends in Investment Portfolio

Our investment income is driven by the principal amount of and yields on our investment portfolio. To identify trends in the balances and yields, the following table illustrates our investments at fair value, grouped by medallion loans, commercial loans, equity investments, and investment securities, and also presents the portfolio information for Medallion Bank, at the dates indicated.

	December 31, 2008		December 31, 2007		December 31, 2006
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	6.04%	$304,306	6.91%	$399,955	6.74%	$340,110
Boston	7.54	31,283	8.44	32,446	8.12	32,787
Chicago	7.15	28,172	7.43	33,008	6.88	31,077
Newark	8.17	27,809	8.40	22,058	8.32	10,233
Cambridge	7.59	4,387	8.41	5,174	7.93	8,184
Other	7.40	6,584	7.58	5,481	7.55	5,586

Total medallion loans	6.42	402,541	7.13	498,122	6.93	427,977

Deferred loan acquisition costs		423		798		729
Unrealized depreciation on loans		—		(37)		(457)

Net medallion loans		$402,964		$498,883		$428,249

Commercial loans
Secured mezzanine	14.23%	$65,475	14.19%	$59,152	13.78%	$53,732
Asset based	5.29	13,552	8.91	19,870	10.28	18,668
Other secured commercial	8.34	15,870	9.05	19,256	9.59	18,504

Total commercial loans	11.97	94,897	12.12	98,278	12.21	90,904

Deferred loan acquisition (income) costs		(171)		(64)		(98)
Unrealized depreciation on loans		(5,115)		(6,432)		(2,599)

Net commercial loans		$89,611		$91,782		$88,207

Investment in Medallion Bank and other controlled subsidiaries, net	8.22%	$74,750	13.79%	$57,501	0.00%	$50,448

Equity investments	4.33%	$2,835	4.70%	$2,138	2.23%	$13,955

Unrealized appreciation on equities		437		2,742		2,113

Net equity investments		$3,272		$4,880		$16,068

Investment securities	—%	$—	—%	$—	5.09%	$9,961

Unrealized depreciation on investment securities		—		—		—

Net investment securities		$—		$—		$9,961

Investments at cost	7.56%	$575,023	8.45%	$656,039	7.01%	$593,245

Deferred loan acquisition costs		252		734		631
Unrealized appreciation on equities		437		2,742		2,113
Unrealized depreciation on loans		(5,115)		(6,469)		(3,056)

Net investments		$570,597		$653,046		$592,933

Medallion Bank investments
Consumer loans	18.26%	$189,886	18.54%	$139,972	18.48%	$113,777
Medallion loans	6.46	122,581	6.72	87,891	6.65	94,176
Commercial loans	5.64	87,800	9.14	88,785	10.35	60,929
Investment securities	4.87	20,056	4.82	21,707	4.60	21,841

Medallion Bank investments at cost (2)	11.54	420,323	12.12	338,355	11.90	290,723

Deferred loan acquisition costs		5,994		4,569		3,155
Unrealized appreciation (depreciation) on investment securities		(64)		39		(402)
Premiums paid on purchased securities		96		91		245
Unrealized depreciation on loans		(10,936)		(7,311)		(6,057)

Medallion Bank net investments		$415,413		$335,743		$287,664

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.

(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 9.44%, 9.57%, and 9.44% at December 31, 2008, 2007, and 2006.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at December 31, 2008 was 7.56% (7.47% for the loan portfolio), a decrease of 88 basis points from 8.44% at December 31, 2007, which was an increase of 143 basis points from 7.01% at December 31, 2006. The weighted average yield of the total managed portfolio at December 31, 2008 was 9.22% (9.44% for the loan portfolio), a decrease of 19 basis points from 9.41% at December 31, 2007, which was an increase of 37 basis points from 9.04% at December 31, 2006. The decrease from 2007 reflected the general market condition of falling interest rates, partially offset by changes in the portfolio composition towards higher yielding commercial and equity investments. The increase from 2006 primarily reflected the market increase in interest rates, partially offset by a higher proportion of lower-yielding medallion loans.

Medallion Loan Portfolio

Our medallion loans comprised 70% of the net portfolio of $570,597,000 at December 31, 2008, compared to 76% of $653,046,000 at December 31, 2007 and 72% of $592,933,000 at December 31, 2006. Our managed medallion loans of $525,372,000 comprised 57% of the net portfolio of $922,007,000 at December 31, 2008, compared to 63% of $934,955,000 at December 31, 2007 and 63% of $833,639,000 at December 31, 2006. The medallion loan portfolio decreased by $95,919,000 or 19% in 2008 ($61,126,000 or 10% on a managed basis), primarily reflecting decreases in New York, Chicago and Boston. The decrease in the New York market can be attributed to loan payoffs and the sale of participation interests to third parties. Total medallion loans serviced for third parties were $66,041,000, $4,443,000, and $5,783,000 at December 31, 2008, 2007, and 2006.

The weighted average yield of the medallion loan portfolio at December 31, 2008 was 6.42%, a decrease of 71 basis points from 7.13% at December 31, 2007, which was an increase of 20 basis points from 6.93% at December 31, 2006. The weighted average yield of the managed medallion loan portfolio at December 31, 2008 was 6.43%, a decrease of 64 basis points from 7.07% at December 31, 2007, which was an increase of 19 basis points from 6.88% at December 31, 2006. The change in yield primarily reflected the impact of changes in interest rates in the economy which rose from 2006 into 2007 and then fell sharply. At December 31, 2008, 24% of the medallion loan portfolio represented loans outside New York, compared to 20% and 21% at year-end 2007 and 2006. At December 31, 2008, 26% of the managed medallion loan portfolio represented loans outside New York, compared to 17% and 18% at year-end 2007 and 2006. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 16% of the net investment portfolio as of December 31, 2008, compared to 14% and 15% at December 31, 2007 and 2006, and were 19%, 19%, and 18% on a managed basis. Commercial loans decreased by $2,171,000 or 2% during 2008 (decreased by $3,404,000 or 2% on a managed basis), primarily reflecting loan participations sold. Net commercial loans serviced by third parties were $8,646,000 at December 31, 2008 and $12,643,000 at December 31, 2007, compared to loans serviced for third parties of $7,761,000 at December 31, 2006.

The weighted average yield of the commercial loan portfolio at December 31, 2008 was 11.97%, a decrease of 15 basis points from 12.12% at December 31, 2007, which was down 9 basis points from 12.21% at December 31, 2006. The weighted average yield of the managed commercial loan portfolio at December 31, 2008 was 8.93%, a decrease of 177 basis points from 10.70% at December 31, 2007, which was down 76 basis points from 11.46% at December 31, 2006. The decrease in the managed portfolio reflected the greater proportion of floating rate loans, compared to the owned portfolio with a larger concentration of high-yield, fixed rate loans. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate. At December 31, 2008, variable-rate loans represented approximately 22% of the commercial portfolio, compared to 28% and 26% at December 31, 2007 and 2006, and were 59%, 57%, and 55% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer loan portfolios

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 20% of the managed net investment portfolio as of December 31, 2008, compared to 15% at December 31, 2007 and 13% at December 31, 2006. Medallion Bank started originating new adjustable rate consumer loans during the 2004 third quarter. Recreational vehicles, boats, and trailers located in all 50 states collateralize the loans. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 18.26% at December 31, 2008, compared to 18.54% and 18.48% at December 31, 2007 and 2006. Amortization of the portfolio purchase premium reduced the yield by an average of 0.25%, 0.51%, and 0.96% in 2008, 2007, and 2006. Adjustable rate loans represented approximately 89% of the managed consumer portfolio compared to 91% and 84% at December 31, 2007 and 2006.

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

The following table shows the trend in loans 90 days or more past due as of December 31,

	2008		2007		2006
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$765	0.2%	$3,519	0.6%	$5,707	1.1%

Commercial loans
Secured mezzanine	6,415	1.3	2,819	0.5	3,459	0.7
Asset-based receivable	—	0.0	—	0.0	—	0.0
Other secured commercial	190	0.0	1,195	0.2	1,652	0.3

Total commercial loans	6,605	1.3	4,014	0.7	5,111	1.0

Total loans 90 days or more past due	$7,370	1.5%	$7,533	1.3%	$10,818	2.1%

Total Medallion Bank loans	$4,345	1.1%	$1,036	0.3%	$631	0.2%

Total managed loans 90 days or more past due	$11,715	1.3%	$8,569	0.9%	$11,449	1.5%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have substantially contributed to the sizable reduction in overall delinquencies of medallion and other secured commercial loans. Medallion delinquencies decreased as a result of a renegotiation and paydowns with a past due relationship. Delinquencies in secured mezzanine financing, mostly in recreational and consumer-discretionary services, increased over 2007 due to the current state of the economy. For the same reasons, Medallion Bank also experienced higher consumer delinquencies due to bankruptcies and job losses. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the years ended December 31, 2008, 2007, and 2006.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2005	($7,896)	$629	($1,397)	($8,664)
Net change in unrealized
Appreciation on investments	—	4,236	921	5,157
Depreciation on investments	824	(173)	—	651
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(2,579)	—	(2,579)
Losses on investments	4,016	—	1,423	5,439

Balance December 31, 2006	(3,056)	2,113	947	4
Net change in unrealized
Appreciation on investments	—	2,127	8,245	10,372
Depreciation on investments	(4,246)	(133)	(159)	(4,538)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(1,361)	(571)	(1,932)
Losses on investments	833	—	—	833
Other	—	(4)	(121)	(125)

Balance December 31, 2007	(6,469)	2,742	8,341	4,614
Net change in unrealized
Appreciation on investments	—	(1,995)	8,183	6,188
Depreciation on investments	(4,076)	(110)	168	(4,018)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(1,400)	(1,400)
Losses on investments	5,230	—	322	5,552
Other	200	(200)	—	—

Balance December 31, 2008	($5,115)	$437	$15,614	$10,936

The following table presents credit-related information for the investment portfolios as of December 31.

(Dollars in thousands)	2008	2007	2006
Total loans
Medallion loans	$402,964	$498,883	$428,249
Commercial loans	89,611	91,782	88,207

Total loans	492,575	590,665	516,456
Investment in Medallion Bank and other controlled subsidiaries	74,750	57,501	50,448
Equity investments (1)	3,272	4,880	16,068
Investment securities	—	—	9,961

Net investments	$570,597	$653,046	$592,933

Net investments at Medallion Bank and other controlled subsidiaries	$415,413	$335,743	$287,664
Managed net investments	$922,007	$934,955	$833,639
Unrealized appreciation (depreciation) on investments
Medallion loans	$—	($37)	($457)
Commercial loans	(5,115)	(6,432)	(2,599)

Total loans	(5,115)	(6,469)	(3,056)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—
Equity investments	437	2,742	2,113
Investment securities	—	—	—

Total unrealized appreciation (depreciation) on investments (2)	($4,678)	($3,727)	($943)

Net unrealized appreciation (depreciation) on investments at Medallion Bank and other controlled subsidiaries	($11,000)	($7,272)	($6,459)
Managed total unrealized appreciation (depreciation) on investments (2)	($15,678)	($10,999)	($7,402)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	(0.01%)	(0.11%)
Commercial loans	(5.39)	(6.54)	(2.86)
Total loans	(1.03)	(1.08)	(0.59)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	15.41	128.22	(15.14)
Investment securities	—	—	—
Net investments	(0.81)	(0.57)	(0.16)

Net investments at Medallion Bank and other controlled subsidiaries	(2.62%)	(2.15%)	(2.22%)
Managed net investments	(1.68%)	(1.17%)	(0.88%)

(1)	Represents common stock and warrants held as investments.

(2)	Excludes $1,733, $1,920, and $1,250 for unrealized appreciation on Medallion Hamptons Holding, a wholly-owned subsidiary, at December 31, 2008, 2007, and 2006.

(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the years ended December 31, 2008, 2007, and 2006.

(Dollars in thousands)	2008	2007	2006
Realized gains (losses) on loans and equity investments (1)
Medallion loans	$1,378	$1,316	$19
Commercial loans	(5,266)	(784)	(5,473)

Total loans	(3,888)	532	(5,454)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	142	13,640	8,534
Investment securities	—	—	—

Total realized gains on loans and equity investments	($3,746)	$14,172	$3,080

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	(7,893)	(3,868)	(2,140)

Total managed realized gains on loans and equity investments	($11,639)	$10,304	$940

Realized gains (losses) as a % of average balances outstanding
Medallion loans	0.32%	0.28%	0.00%
Commercial loans	(5.21)	(0.82)	(5.87)
Total loans	(0.72)	0.09	(1.11)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	5.74	408.53	40.81
Investment securities	—	—	—
Net investments	(0.61)	2.27	0.59

Net investments at Medallion Bank and other controlled subsidiaries	(2.11%)	(1.24%)	(0.83%)
Managed net investments	(1.26%)	1.16%	0.12%

(1)	Includes realized gains of $1,064, $1,336, and $4 for the years ended December 31, 2008, 2007, and 2006 related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolios for the years ended December 31, 2008, 2007, and 2006.

(Dollars in thousands)	2008	2007	2006
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($1,994)	$2,127	$4,236
Unrealized depreciation	(4,186)	(4,379)	(7,185)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries	(2,419)	2,292	7,454
Realized gains	—	(11,647)	(2,579)
Realized losses	5,230	833	4,016
Unrealized gains on foreclosed properties	7,273	6,740	921

Total	$3,904	($4,034)	$6,863

Net realized gains (losses) on investments
Realized gains	$—	$2,914	$2,579
Realized losses	(5,230)	(833)	(4,016)
Other gains	470	10,732	5,997
Direct recoveries (charge-offs)	(50)	23	(1,484)
Realized gains on foreclosed properties	1,064	1,336	4

Total	($3,746)	$14,172	$3,080

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 13%, 9%, and 8% of our total portfolio at December 31, 2008, 2007, and 2006. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We are currently in discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including an aggregate of $10,750,000 contributed over various months in 2008 and an aggregate of $6,800,000 contributed similarly in 2007. Separately, Medallion Bank paid dividends to the Company of $6,000,000 in 2008 and $5,750,000 in 2007. Without the capital infusions by the Company, a portion of the Medallion Bank dividends would have been retained to ensure Medallion Bank met its capital ratio requirements, and in such circumstance, if the Company maintained its dividend at the existing levels, a portion of those dividends would have represented a tax-free return of capital. See note 4 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1%, 1%, and 3% of our total portfolio at December 31, 2008, 2007, and 2006. Equity investments were less than 1%, 1%, and 2% of our total managed portfolio at December 31, 2008, 2007, and 2006. Equity investments are comprised of common stock, partnership interests, and warrants. The decreases in equity investments primarily reflected the sale of shares of common stock of Clear Channel that were received in a tax-free exchange for 100% of our ownership interest in Medallion Taxi Media.

Investment Securities

Investment securities were 0%, 0%, and 2% of our total portfolio at December 31, 2008, 2007, and 2006. Investment securities were 2%, 2%, and 4% of our total managed portfolio at December 31, 2008, 2007, and 2006. The investment securities are primarily US Treasuries and/or adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

Trend in Interest Expense

Our interest expense is driven by the interest rates payable on our short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The establishment of the Merrill Lynch Commercial Financial Corp line of credit in September 2002 (fully paid off in December 2008), and its favorable subsequent renegotiations had the effect of substantially reducing our cost of funds. Most recently, we established additional medallion lending relationships with DZ Bank in December 2008, and with Citibank in December 2006 that provide for future growth in the portfolio at generally lower rates than under prior facilities. In addition, Medallion Bank began raising brokered bank certificates of deposit during 2004, which were at our lowest borrowing costs. As a result of Medallion Bank raising funds through certificates of deposits as previously noted, we were able to realign the ownership of some of our medallion loans and related assets to Medallion Bank allowing us and our subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, Medallion Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of all outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the years ended December 31, 2008, 2007, and 2006. Average balances have generally increased, primarily reflecting the funding needs to support the growth in our investment portfolios, although the 2008 decline in the revolving lines of credit reflect loan participations sold during the year. The increase in borrowing costs reflected the trend of increasing interest rates in the economy.

(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
December 31, 2008
Revolving lines of credit	$15,161	$355,706	4.26%
SBA debentures	5,253	81,319	6.46
Preferred Securities	2,538	33,000	7.69
Notes payable to banks	759	11,982	6.33
Margin loans	—	—	—

Total	$23,711	$482,007	4.92

Medallion Bank borrowings	14,934	324,141	4.61

Total managed borrowings	$38,645	$806,148	4.79

December 31, 2007
Revolving lines of credit	$23,185	$380,405	6.09%
SBA debentures	5,007	77,250	6.48
Preferred Securities	1,538	19,822	7.76
Notes payable to banks	849	12,324	6.89
Margin loans	125	2,221	5.63

Total	$30,704	$492,022	6.24

Medallion Bank borrowings	13,804	268,962	5.13

Total managed borrowings	$44,508	$760,984	5.85

December 31, 2006
Revolving lines of credit	$17,550	$323,823	5.42%
SBA debentures	4,981	77,250	6.45
Notes payable to banks	1,119	14,824	7.55
Margin loans	540	9,165	5.89

Total	$24,190	$425,062	5.69

Medallion Bank borrowings	10,454	232,605	4.49

Total managed borrowings	$34,644	$657,667	5.27

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At December 31, 2008, 2007, and 2006, short-term floating rate debt constituted 78%, 78%, and 82% of total debt, and was 44%, 51%, and 53% on a fully managed basis including the borrowings of Medallion Bank.

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

For the Years Ended December 31, 2008 and 2007

Net increase in net assets resulting from operations was $15,248,000 or $0.86 per diluted common share in 2008, down $188,000 or 1% from $15,436,000 or $0.87 per share in 2007. The 2008 changes primarily reflected lower net realized/unrealized gains, partially offset by higher net interest and noninterest income and lower operating expenses. Net investment income after taxes was $15,090,000 or $0.85 per share in 2008, up $9,792,000 from $5,298,000 or $0.30 per share in 2007.

Investment income was $52,284,000 in 2008, up $891,000 or 2% from $51,393,000 a year ago, and included $4,471,000 from interest recoveries and bonuses on certain investments in 2008, compared to $821,000 in 2007. Also included in 2008 were $6,000,000 in dividends from Medallion Bank, compared to $5,750,000 in 2007. Excluding those items, investment income decreased $3,009,000 or 7%, primarily reflecting changes in the yields earned. The yield on the investment portfolio was 8.58% in 2008, up 2% from 8.44% in 2007. Excluding the extra interest and dividends, the 2008 yield was down 7% to 6.86% from 7.36% in 2007, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $609,634,000 in 2008 up slightly from $608,626,000 a year ago, primarily reflecting loan participations sold, partly offset by growth in the medallion loan portfolio.

Medallion loans were $402,964,000 at year end, down $95,919,000 or 19% from $498,883,000 a year ago, representing 70% of the investment portfolio compared to 76% a year ago, and were yielding 6.42% compared to 7.13% a year ago, a decrease of 10%, reflecting the declining interest rate environment. The decrease in outstandings primarily reflected an increase in loan participations sold and certain fleet repayments, partially offset by portfolio growth. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $591,413,000 at year end, up $472,000 from $590,941,000 a year ago. The commercial loan portfolio was $89,611,000 at year end, compared to $91,782,000 a year ago, a decrease of $2,171,000 or 2%, and represented 16% of the investment portfolio, compared to 14% a year ago. The decrease primarily reflected reductions in the asset-based and other secured commercial lending portfolios, partially offset by growth in the high-yield mezzanine loan portfolio. Commercial loans yielded 11.97% at year end, down 1% from 12.12% a year ago, reflecting the market rate decreases. The net managed commercial portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $167,576,000 at year end, up $1,593,000 from $166,983,000 a year ago, primarily reflecting growth in the high-yield mezzanine loan portfolio, partially offset by the net decrease in third party loan participations purchased. Investments in Medallion Bank and other controlled subsidiaries were $74,750,000 at year end, up $17,249,000 or 30% from $57,501,000 a year ago, primarily reflecting the increase in investments in the SPAC and Medallion Bank, and our equity in the earnings of Medallion Bank, and which represented 13% of the investment portfolio compared to 9% a year ago, and which yielded 8.22% at year end, compared to 13.64% a year ago. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $3,272,000 at year end, down $1,608,000 or 33% from $4,880,000 a year ago, primarily reflecting portfolio depreciation, partially offset by increased equity purchases, and represented 1% of the investment portfolio at both year ends, and had a dividend yield of 4.33%, compared to 4.70% a year ago. Investment securities were zero at both year ends. See page 35 for a table that shows balances and yields by type of investment.

Interest expense was $23,711,000 in 2008, down $6,993,000 or 23% from $30,704,000 in 2007. The decrease in interest expense was primarily due to the decreased cost of borrowed funds. The cost of borrowed funds was 4.92% in 2008, compared to 6.24% a year ago, a decrease of 21%, reflecting the peak in rates during 2007, and their subsequent decline as the Fed lowered interest rates, and that impact on the adjustable rate nature of much of our borrowings. Average debt outstanding was $482,007,000 in 2008, compared to $492,022,000 a year ago, a decrease of 2%, reflecting changes in the levels of borrowings used to fund portfolio investments. See page 42 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $28,573,000 and the net interest margin was 4.69% in 2008, up $7,884,000 or 38% from $20,689,000 a year ago, which represented a net interest margin of 3.40%, all reflecting the items discussed above.

Noninterest income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income was $3,837,000 in 2008, up $1,393,000 or 57% from $2,444,000 a year ago. Included in noninterest income in 2008 were unusually large prepayment penalties relating to the payoffs of several large fleets of $667,000. Excluding those prepayment penalties, noninterest income increased 28% in 2008, primarily reflecting higher servicing fees generated from the portfolio base, other prepayment penalties, and investment partnership income distributions.

Operating expenses were $17,320,000 in 2008, down $515,000 or 3% from $17,835,000 in 2007. Salaries and benefits expense was $10,689,000 in the year, up $497,000 or 5% from $10,192,000 in 2007, primarily reflecting higher staffing and salary levels, partially offset by lower bonus accruals, higher salary deferrals related to loan originations, and lower stock compensation expense. Professional fees were $1,606,000 in 2008, down $997,000 or 38% from $2,603,000 a year ago, primarily reflecting higher 2007 costs related to investment projects under consideration, higher accounting costs, including costs related to deconsolidating Medallion Bank and for consultant services for operational reviews, and higher legal expenses. Rent expense was $1,271,000 in 2008, down $82,000 or 6% from $1,353,000 in 2007, primarily reflecting catch up rent reimbursements received from an unconsolidated portfolio company. Other operating expenses of $3,754,000 in 2008 were up $67,000 or 2% from $3,687,000 a year ago, reflecting higher directors’ fees, franchise tax accruals, and travel and entertainment expense, partially offset by lower loan collections costs, office expense, and insurance expense.

Income tax expense was $0 in 2008 and 2007.

Net change in unrealized appreciation on investments was $3,904,000 in 2008, compared to depreciation of $4,034,000 in 2007, an increase of $7,938,000 in appreciation in 2008. Net change in unrealized appreciation, net of the net unrealized appreciation or depreciation on Medallion Bank and the other controlled subsidiaries was $6,323,000 in 2008, compared to depreciation of $6,326,000 in 2007, resulting in increased appreciation of $12,649,000 in 2008. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2008 activity resulted from net unrealized appreciation on foreclosed property of $8,351,000 and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $5,230,000, partially offset by net unrealized depreciation on loans of $3,875,000, net depreciation on Medallion Bank and other controlled subsidiaries of $2,419,000, net unrealized depreciation on equity investments of $2,305,000, and by net reversals of unrealized appreciation associated with foreclosed properties that were sold of $1,078,000. The 2007 activity resulted from reversals of unrealized appreciation associated with equity investments that were sold of $11,647,000, net unrealized depreciation on loans of $4,246,000, and reversals of unrealized appreciation associated with foreclosed properties that were sold of $1,336,000, partially offset by net unrealized appreciation on foreclosed property of $8,076,000, net appreciation on Medallion Bank and other controlled subsidiaries of $2,292,000, net unrealized appreciation on equity investments of $1,994,000, and by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $833,000. The net appreciation or depreciation on Medallion Bank and other controlled subsidiaries described above is net of dividends declared by them to Medallion Financial of $6,000,000 in 2008 and $5,750,000 in 2007.

Our net realized losses on investments were $3,746,000 in 2008, compared to gains of $14,172,000 in 2007. The 2008 activity reflected the reversals described in the unrealized paragraph above and net direct charge offs of $50,000 and net direct losses on foreclosed properties of $14,000, partially offset by net direct gains on sales of equity and other investments of $470,000. The 2007 activity reflected the above and net direct gains on sales of equity and other investments of $1,999,000 and net direct recoveries of $23,000.

The Company’s net realized/unrealized gains on investments were $158,000 in 2008 and $10,138,000 in 2007, reflecting the above.

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

Medallion loans were $498,883,000 at year end, up $70,634,000 or 17% from $428,249,000 a year ago, representing 76% of the investment portfolio compared to 72% a year ago, and were yielding 7.13% compared to 6.93% a year ago, an increase of 3%. The increase in outstandings primarily reflected efforts to book new business, primarily in the New York City market, and also reflected the increase in medallion values. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $590,941,000 at year end, up $62,965,000 or 12% from $527,976,000 a year ago. The commercial loan portfolio was $91,782,000 at year end, compared to $88,207,000 a year ago, an increase of $3,575,000 or 4%, and represented 14% of the investment portfolio compared to 15% a year ago. The increase primarily reflected growth in the high-yield mezzanine loan portfolio, partially offset by increases in valuation allowances. Commercial loans yielded 12.12% at year end, down 1% from 12.21% a year ago, reflecting the interest rate cycle peak in 2007 and the beginning of market rate decreases. The managed commercial portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $166,983,000 at year end, up $10,778,000 or 7% from $156,205,000 a year ago, primarily reflecting the increases described above and growth at Medallion Bank, partially offset by the net increase in third party loan participations purchased. Investments in Medallion Bank and other controlled subsidiaries was $57,501,000 at year end, up $7,053,000 or 14% from $50,448,000 a year ago, primarily reflecting the increased value of those investments, a large portion of which reflected the earnings of Medallion Bank, and which represented 9% of the investment portfolio for both years, and which yielded 13.79% the end of 2007, compared to 0.00% a year ago. See Note 4 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $4,880,000, down $11,188,000 or 70% from $16,068,000 a year ago, primarily reflecting the sale of a portion of the Clear Channel common stock received for our ownership interest in Media, partially offset by portfolio appreciation, and represented 1% of the investment portfolio and had a dividend yield of 4.70%, compared to 3% and 2.23% a year ago. Investment securities were zero at year end, compared to $9,961,000 a year ago, when they represented 2% of the investment portfolio and yielded 5.09%. See page 35 for a table that shows balances and yields by type of investment.

Interest expense was $30,704,000 in 2007, up $6,514,000 or 27% from $24,190,000 in 2006. The increase in interest expense was due to increased levels of borrowings compounded by the higher cost of borrowed funds. Average debt outstanding was $492,022,000 for 2007, compared to $425,061,000 a year ago, an increase of 16%, primarily reflecting increased borrowings used to fund portfolio investment growth. The cost of borrowed funds was 6.24% in 2007, compared to 5.69% a year ago, an increase 10%, reflecting increases in the general level of interest rates over the last year, and the adjustable rate nature of much of our borrowings. See page 42 for a table which shows average balances and cost of funds for our funding sources.

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

Operating expenses were $17,835,000 in 2007, up $2,909,000 or 20% from $14,926,000 in 2006. Salaries and benefits expense was $10,192,000 in the year, up $1,999,000 or 24% from $8,193,000 in 2006, primarily reflecting higher bonus accruals and an increase in headcount and salary levels, partially offset by increased salary deferrals related to loan originations. Professional fees were $2,603,000 in 2007, up $648,000 or 33% from $1,955,000 a year ago. The increase primarily reflected higher investment project-related professional costs, higher accounting costs, including costs related to deconsolidating Medallion Bank and for consultant services for operational reviews, and higher legal expenses. Rent expense was $1,353,000 in the year, up $87,000 or 7% compared to $1,266,000 in 2006, reflecting lease adjustments. Other operating expenses of $3,687,000 in 2007 were up $175,000 or 5% from $3,512,000 a year ago, primarily reflecting higher general office expenses and franchise tax accruals, partially offset by lower director’s fees and loan collections costs.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $88,250,000 with a weighted average interest rate of 6.10%, constituting 19% of our total indebtedness as of December 31, 2008. Also, as of December 31, 2008, portions of the adjustable rate debt with banks repriced at intervals of as long as 45 months, and certain of the certificates of deposit were for terms of up to 35 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at December 31, 2008, compared to the respective positions at the end of 2007 and 2006. The principal amount of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

	December 31, 2008 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$17,013	$—	$—	$—	$—	$—	$—	$17,013
Adjustable rate	9,125	1,061	29,059	9,136	—	—	—	48,381
Fixed-rate	30,647	68,152	221,094	46,011	43,649	8,767	13,724	432,044
Cash	32,075	—	—	—	—	—	—	32,075

Total earning assets	$88,860	$69,213	$250,153	$55,147	$43,649	$8,767	$13,724	$529,513

Interest bearing liabilities
Revolving line of credit	$314,858	$—	$—	$—	$—	$—	$—	$314,858
Notes payable to banks	15,000	—	11,542	—	—	—	—	26,542
Preferred securities	—	—	—	33,000	—	—	—	33,000
SBA debentures	—	—	17,985	13,500	19,450	13,500	23,815	88,250

Total liabilities	$329,858	$—	$29,527	$46,500	$19,450	$13,500	$23,815	$462,650

Interest rate gap	($240,998)	$69,213	$220,626	$8,647	$24,199	($4,733)	($10,091)	$66,863

Cumulative interest rate gap (2)	($240,998)	($171,785)	$48,841	$57,488	$81,687	$76,954	$66,863	—

December 31, 2007 (2)	($278,252)	($185,966)	($21,721)	$77,901	$108,459	$96,540	$87,305	—
December 31, 2006 (2)	(267,015)	(152,783)	(8,334)	53,943	127,019	115,046	89,104	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (46%), (44%), and (49%), as of December 31, 2008, 2007, and 2006, and was (34%), (34%), and (34%), on a combined basis with Medallion Bank.

(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($107,671) or (20%) for December 31, 2008, compared to a negative rate gap of ($127,292) or (20%) and ($127,184) or ( 23%) for December 31, 2007 and 2006, respectively, and was ($155,873) or (16%), ($156,202) or (16%), and ($117,151) or (14%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $529,513,000 and interest rate sensitive liabilities were $462,650,000 at December 31, 2008. The one-year cumulative interest rate gap was a negative $240,998,000 or 46% of interest rate sensitive assets, compared to a negative $278,252,000 or 44% at December 31, 2007 and $267,015,000 or 49% at December 31, 2006. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $107,671,000 or 20% at December 31, 2008. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were approximately $959,237,000 and interest rate sensitive liabilities were $829,058,000 at December 31, 2008. The one-year cumulative interest rate gap was a negative $326,687,000 or 34% of interest rate sensitive assets, compared to a negative $333,855,000 or 34% and $287,680,000 or 34% at December 31, 2007 and 2006. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $155,873,000 or 16% at December 31, 2007.

Interest Rate Cap Agreements

From time-to time, we enter into interest rate cap agreements to manage the exposure of the portfolio to increases in market interest rates by hedging a portion of our variable-rate debt against increases in interest rates. There were no interest rate caps outstanding during 2008, 2007 and 2006.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with Citibank and DZ Bank, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust II’s $225,000,000 line with Citibank had availability of $3,467,000 as of December 31, 2008, and the Trust III’s $200,000,000 revolving line of credit with DZ Bank has $106,675,000 availability. Medallion Capital has $8,500,000 of additional funding commitments with the SBA, which requires capital contributions from us of up to $4,250,000. Since SBA financing subjects its recipients to certain regulations, we will seek funding at the subsidiary level to maximize its benefits. Lastly, $13,000,000 was available under revolving credit agreements with commercial banks, and approximately $240,000 was available under the company’s margin loans.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. Medallion Bank also has $25,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at December 31, 2008. See note 5 to the consolidated financial statements on page F-17 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$314,858	68%	3.28%
SBA debentures	88,250	19	6.10
Preferred securities	33,000	7	7.68
Notes payable to banks	26,542	6	4.64

Total outstanding debt	$462,650	100%	4.20

Certificates of deposit at Medallion Bank	366,408	—	3.85%

Total outstanding debt, including Medallion Bank	$829,058	—	4.04

(1)	Weighted average contractual rate as of December 31, 2008.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at December 31, 2008.

	a. Payments due by period
(Dollars in thousands)	Less than 1 year	1 –2 years	2 – 3 years	3 –4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$221,533	$—	$—	$—	$93,325	$—	$314,858
SBA debentures	—	—	17,985	13,500	19,450	37,315	88,250
Preferred securities	—	—	—	—	—	33,000	33,000
Notes payable to banks	15,326	326	10,890	—	—	—	26,542

Total	$236,859	$326	$28,875	$13,500	$112,775	$70,315	$462,650

Certificates of deposit at Medallion Bank	229,863	54,986	81,559	—	—	—	366,408

Total, including Medallion Bank	$466,722	$55,312	$110,434	$13,500	$112,775	$70,315	$829,058

We value our portfolio at fair value as determined in good faith by management and approved by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect management’s estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have negatively impacted net increase in net assets resulting from operations as of December 31, 2008 by approximately $1,702,000 on an annualized basis, compared to a positive impact of $374,000 at December 31, 2007, and the impact of such an immediate increase of 1% over a one year period would have been ($2,831,000) at December 31, 2008, compared to ($2,895,000) for December 31, 2007. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2008. See note 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	UTAH	Total	12/31/2007
Cash	$15,955	$2,754	$2,869	$4,817	$5,680	$—	$32,075	$33,454
Bank loans (1)	20,000	8,000	—	—	—	—	28,000	38,000
Amounts undisbursed	5,000	8,000	—	—	—	—	13,000	24,000
Amounts outstanding	15,000	11,542	—	—	—	—	26,542	20,850
Average interest rate	3.61%	5.59%	—	—	—	—	4.47%	6.81%
Maturity	7/09	8/09-7/11	—	—	—	—	7/09-7/11	6/08-6/10
Preferred Securities(2)	33,000	—	—	—	—	—	33,000	33,000
Average interest rate	7.68%	—	—	—	—	—	7.68%	7.68%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of Credit	—	425,000	—	—	—	—	425,000	625,000
Amounts undisbursed	—	110,142	—	—	—	—	110,142	213,551
Amounts outstanding	—	314,858	—	—	—	—	314,858	411,449
Average interest rate	—	3.28%	—	—	—	—	3.28%	5.58%
Maturity	—	11/09-12/13	—	—	—	—	11/09-12/13	9/08-12/09
Margin loan	—	—	—	—	—	—	—	—
Average interest rate	—%	—	—	—	—	—	—%	—%
Maturity	N/A	—	—	—	—	—	N/A	N/A
SBA debentures	—	—	46,750	—	50,000	—	96,750	96,750
Amounts undisbursed	—	—	8,500	—	—	—	8,500	19,500
Amounts outstanding	—	—	38,250	—	50,000	—	88,250	77,250
Average interest rate	—	—	6.10%	—	6.09%	—	6.10%	6.05%
Maturity	—	—	9/11-9/18	—	9/11-3/19	—	9/11-3/19	9/11-3/16

Total cash and amounts remaining undisbursed under credit facilities	$20,955	$120,896	$11,369	$4,817	$5,680	$—	$163,717	$290,505

Total debt outstanding	$48,000	$326,400	$38,250	$—	$50,000	$—	$462,650	$542,549

Including Medallion Bank
Cash and cash equivalents	—	—	—	—	—	$9,401	$9,401	$17,025
Certificates of deposit	—	—	—	—	—	366,408	366,408	299,083
Average interest rate	—	—	—	—	—	3.85%	3.85%	4.85%
Maturity	—	—	—	—	—	1/09-11/11	1/09-11/11	1/08-10/10

Total cash and amounts remaining undisbursed under credit facilities	$20,955	$120,896	$11,369	$4,806	$5,680	$9,401	$173,107	$307,530

Total debt outstanding	$48,000	$326,400	$38,250	$—	$50,000	$366,408	$829,058	$841,632

(1)	In June 2008, the $10,000 revolving note agreement with Citibank matured.

(2)	In December 2008, a new $200,000 five-year, revolving line of credit with DZ Bank was established, at the lower of the commercial paper rate, at 30 day LIBOR plus 0.75%, or 90 day LIBOR plus 0.50%; plus 0.95%. Also, the credit line with Citibank was extended to November 2009, at a reduced commitment level of $225,000 at 0.82% over the commercial paper rate, and the Merrill Lynch facility was paid off.

(3)	During 2008, FSVC and MCI issued $6,000 and $5,000 of debentures to the SBA, $3,000 of which bears interest until the March 2009 pooling at 5.70%, at which time they will be pooled, repriced, and termed until March 2019.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

Based on current market conditions, we believe Citibank may not extend the credit facility beyond its current maturity date in November 2009. We have available liquidity of $106,675,000 under our revolving credit agreement with DZ Bank as of December 31, 2008. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, including sources of liquidity to repay our borrowings under the Citibank facility; however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

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

We value our portfolio at fair value as determined in good faith by management and approved by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if there is a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect management’s estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have negatively impacted net increase in net assets resulting from operations as of December 31, 2008 by approximately $1,702,000 on an annualized basis, compared to a positive impact of $374,000 at December 31, 2007, and the impact of such an immediate increase of 1% over a one year period would have been ($2,831,000) at December 31, 2008, compared to ($2,895,000) for December 31, 2007. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15 (A) (1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report. As a result of this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2008 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2008 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited Medallion Financial Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company including the consolidated schedule of investments, as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in net assets, cash flows, and the selected financial ratios and other data for each of the three years in the three-year period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

Weiser LLP

New York, New York

March 13, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2009 for its fiscal year 2009 Annual Meeting of Shareholders under the captions “Our Directors and Executive Officers” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2009 for our fiscal year 2009 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2009 for our fiscal year 2009 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2009 for our fiscal year 2009 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2009 for our fiscal year 2009 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	1. FINANCIAL STATEMENTS

The consolidated financial statements of Medallion Financial Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1.

3. EXHIBITS

Number	Description

2.1	Agreement and Plan of Merger, dated September 3, 2004, between Medallion Financial Corp., Medallion Taxi Media, Inc., Clear Channel Communications, Inc., and Checker Acquisition Corp. Filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on September 10, 2004 (File No. 814-00188) and incorporated by reference herein.

2.2	Amended and Restated Asset Purchase Agreement, dated October 17, 2005, by and among Medallion Financial Corp., Business Lenders, LLC, and BLL Acquisition LLC. Filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on October 18, 2005 (File No. 814-00188) and incorporated by reference herein.

3.1(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 2(a) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

3.1(b)	Amendment to Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 814-00188) and incorporated by reference herein.

3.2	Restated By-Laws. Filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.1	Fifth Amended and Restated Promissory Note, dated June 27, 2008, by Taxi Medallion Loan Trust I, in favor of Merrill Lynch Commercial Finance Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on July 1, 2008 (File No. 814-00188) and incorporated by reference herein.

4.2	Amended and Restated Revolving Secured Line of Credit Promissory Note, dated March 6, 2006, by Medallion Funding Corp., in favor of Atlantic Bank of New York. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 814-00188) and incorporated by reference herein.

4.3	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated August 1, 2006, by Medallion Funding Corp., in favor of Atlantic Bank of New York. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2006 (File No. 814-00188) and incorporated by reference herein.

4.4	Amendment No. 2 to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated January 16, 2007, by Medallion Funding Corp., in favor of New York Commercial Bank, formerly known as Atlantic Bank of New York. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 17, 2007 (File No. 814-00188) and incorporated by reference herein.

4.5	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated March 22, 2007, by Medallion Funding Corp., in favor of Atlantic Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 18, 2007 (File No. 814-00188) and incorporated by reference herein.

4.6	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated as of July 26, 2007, by Medallion Funding Corp., in favor of Atlantic Bank. Filed as Exhibit 4.2 to the Current Report on Form 8-K filed on August 3, 2007 (File No. 814-00188) and incorporated by reference herein.

4.7	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated as of September 26, 2007, by Medallion Funding Corp., in favor of Atlantic Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2007 (File No. 814-00188) and incorporated by reference herein.

4.8	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated as of July 15, 2008, by Medallion Funding Corp., in favor of New York Commercial Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on July 22, 2008 (File No. 814-00188) and incorporated by reference herein.

4.9	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated as of December 12, 2008, by Medallion Funding Corp., in favor of New York Commercial Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

4.10	Substitute Revolving Credit Note, dated as of February 2, 2009, by Medallion Financial Corp., in favor of Sterling National Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 4, 2009 (File No. 814-00188) and incorporated by reference herein.

4.11	Amended and Restated Promissory Note, dated November 29, 2007, by Taxi Medallion Loan Trust II, in favor of Citicorp North America, Inc. (the “Managing Agent”) for the benefit of the lenders in the Managing Agent’s related lender group. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2007 (File No. 814-00188) and incorporated by reference herein.

4.12	Fixed/Floating Rate Junior Subordinated Note, dated June 7, 2007, by Medallion Financial Corp., in favor of Medallion Financing Trust I. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

4.13	Master Note, dated September 19, 2007, by Medallion Funding Corp., in favor of Citibank, N.A. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 21, 2007 (File No. 814-00188) and incorporated by reference herein.

10.1	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.3	Employment Agreement, dated August 3, 2006, by and between Medallion Financial Corp. and Michael Kowalsky. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.4	Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 814-00188) and incorporated by reference herein.*

10.5	Medallion Financial Corp. Amended and Restated 1996 Non-Employee Directors Stock Option Plan. Filed as Exhibit A to the Company’s Request Form on Amendment and the Order by the Commission approving the plan as of April 3, 2000 (File No. 812-11800) and incorporated by reference herein.*

10.6	2006 Employee Stock Option Plan. Filed as Exhibit II to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.7	2006 Non-Employee Director Stock Option Plan. Filed as Exhibit I to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.8	Non-Employee Director Compensation Summary Sheet. Filed herewith.*

10.9	Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 814-00188) and incorporated by reference herein.

10.10	First Amendment of Lease, dated September 6, 2005, by and between Medallion Financial Corp. and Sage Realty Corporation. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2005 (File No. 814-00188) and incorporated by reference herein.

10.11	Amended and Restated Loan and Security Agreement dated as of September 13, 2003, by and among Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 814-00188) and incorporated by reference herein.

10.12	Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated August 12, 2004, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 814-00188) and incorporated by reference herein.

10.13	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated January 7, 2005, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 11, 2005 (File No. 814-00188) and incorporated by reference herein.

10.14	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated January 9, 2006, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 11, 2006 (File No. 814-00188) and incorporated by reference herein.

10.15	Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated September 5, 2006, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2006 (File No. 814-00188) and incorporated by reference herein.

10.16	Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated December 19, 2006, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.17	Amendment No. 7 to Amended and Restated Loan and Security Agreement, dated June 19, 2008, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 23, 2008 (File No. 814-00188) and incorporated by reference herein.

10.18	Second Omnibus Amendment and Agreement, dated June 27, 2008, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 1, 2008 (File No. 814-00188) and incorporated by reference herein.

10.19	Loan and Sale Contribution Agreement, dated as of September 13, 2002, between Medallion Financial Corp. and Taxi Medallion Loan Trust I. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.20	Loan Sale and Exchange Agreement, dated as of September 13, 2002, between Medallion Financial Corp. and Medallion Funding Corp. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.21	Servicing Agreement, by and among Taxi Medallion Loan Trust I, Medallion Funding Corp., and Merrill Lynch Bank USA, dated as of September 13, 2002. Filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.22	Amendment to Servicing Agreement, by and among Taxi Medallion Loan Trust I, Medallion Funding Corp. and Merrill Lynch Commercial Finance Corp. as successor in interest to Merrill Lynch Bank USA, dated as of September 12, 2003. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 814-00188) and incorporated by reference herein.

10.22	Amendment No. 2 to Servicing Agreement, by and among Taxi Medallion Loan Trust I, Medallion Funding Corp., and Merrill Lynch Commercial Finance Corp. as successor in interest to Merrill Lynch Bank USA, dated as of September 1, 2004. Filed as Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 814-00188) and incorporated by reference herein.

10.23	Custodial Agreement, dated as of September 13, 2002, among the lenders thereto, Taxi Medallion Loan Trust I, Medallion Funding Corp., and Wells Fargo Bank Minnesota, N.A. Filed as Exhibit 10.8 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.24	Amended and Restated Trust Agreement, dated as of September 13, 2002, by and between Medallion Funding Corp. and Wachovia Trust Company, N.A. Filed as Exhibit 10.9 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.25	Loan and Security Agreement, dated April 26, 2004, by and between Medallion Financial Corp. and Sterling National Bank. Filed herewith. Filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 814-00188) and incorporated by reference herein.

10.26	First Amendment to Loan and Security Agreement, dated as of July 28, 2005, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 814-00188) and incorporated by reference herein.

10.27	Second Amendment to Loan and Security Agreement, dated August 14, 2006, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2006 (File No. 814-00188) and incorporated by reference herein.

10.28	Third Amendment to Loan and Security Agreement, dated July 31, 2007, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2007 (File No. 814-00188) and incorporated by reference herein.

10.29	Fourth Amendment to Loan and Security Agreement, dated December 31, 2008, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 3, 2008 (File No. 814-00188) and incorporated by reference herein.

10.30	Fifth Amendment to Loan and Security Agreement, dated August 28, 2008, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 29, 2008 (File No. 814-00188) and incorporated by reference herein.

10.31	Sixth Amendment to Loan and Security Agreement, dated January 12, 2009, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 14, 2009 (File No. 814-00188) and incorporated by reference herein.

10.32	Seventh Amendment to Loan and Security Agreement, dated February 2, 2009, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2009 (File No. 814-00188) and incorporated by reference herein.

10.33	Commitment Letter, dated March 1, 2006, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on March 8, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 814-00188) and incorporated by reference herein.

10.34	Commitment Letter, dated September 20, 2006, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on October 10, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2006 (File No. 814-00188) and incorporated by reference herein.

10.35	Loan and Security Agreement, dated as of December 19, 2006, among Taxi Medallion Loan Trust II, the persons from time to time party thereto as Conduit Lenders, the financial institutions from time to time party thereto as Committed Lenders, the financial institutions from time to time party thereto as Managing Agents, and Citicorp North America, Inc., as Administrative Agent. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.36	Amendment No. 1 to Loan and Security Agreement, dated as of November 29, 2007, among Taxi Medallion Loan Trust II, the persons from time to time party thereto as Conduit Lenders, the financial institutions from time to time party thereto as Committed Lenders, the financial institutions from time to time party thereto as Managing Agents, and Citicorp North America, Inc., as Administrative Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 4, 2007 (File No. 814-00188) and incorporated by reference herein.

10.37	Amendment No. 2 to Loan and Security Agreement, dated as of November 26, 2008, among Taxi Medallion Loan Trust II, the persons from time to time party thereto as Conduit Lenders, the financial institutions from time to time party thereto as Committed Lenders, the financial institutions from time to time party thereto as Managing Agents, and Citicorp North America, Inc., as Administrative Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 2, 2008 (File No. 814-00188) and incorporated by reference herein.

10.38	Servicing Agreement, dated as of December 19, 2006, among Medallion Funding Corp., Taxi Medallion Loan Trust II, and Citicorp North America, Inc. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.39	Loan Sale and Contribution Agreement, dated December 19, 2006, by and between Medallion Funding Corp. and Taxi Medallion Loan Trust II. Filed as Exhibit 10.4 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.40	Amended and Restated Trust Agreement, dated as of December 19, 2006, by and between Medallion Funding Corp. and U.S. Bank Trust, N.A. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.41	Junior Subordinated Indenture, dated as of June 7, 2007, between Medallion Financing Trust I and Wilmington Trust Company as trustee. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.42	Amended and Restated Trust Agreement, dated as of June 7, 2007, among Medallion Financial Corp. as depositor, Wilmington Trust Company as property trustee and Delaware trustee and the Administrative Trustees named therein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.43	Purchase Agreement, dated as of June 7, 2007, among Medallion Financial Corp., Medallion Financing Trust I, and Merrill Lynch International. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.44	Security Agreement, dated September 19, 2007, by Medallion Funding Corp., in favor of Citibank, N.A. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2007 (File No. 814-00188) and incorporated by reference herein.

10.45	Loan and Security Agreement, dated as of December 12, 2008, among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.46	Servicing Agreement, dated as of December 12, 2008, by and among Taxi Medallion Loan Trust III, Medallion Funding Corp., and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.47	Loan Sale and Contribution Agreement, dated December 12, 2008, by and between Medallion Funding Corp. and Taxi Medallion Loan Trust III. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.48	Amended and Restated Trust Agreement, dated as of December 12, 2008, by and between Medallion Funding Corp. and U.S. Bank Trust, N.A. Filed as Exhibit 10.4 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.49	Limited Recourse Guaranty, dated as of December 12, 2008, by Medallion Funding Corp., in favor of Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.50	Performance Guaranty, dated as of December 12, 2008, by Medallion Financial Corp., in favor of Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

12.1	Computation of ratio of debt to equity. Filed herewith.

16.1	Letter, dated June 3, 2005, from Eisner LLP to the Securities and Exchange Commission, regarding change in certifying accountant of Medallion Financial Corp. Filed as Exhibit 16.1 to the Current Report on Form 8-K filed on June 3, 2005 (File No. 814-00188) and incorporated by reference herein.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

23.1	Consent of Weiser LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. and Medallion Bank. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

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

Date: March 13, 2009

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alvin Murstein Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 13, 2009

/s/ Larry D. Hall Larry D. Hall	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/s/ Andrew M. Murstein Andrew M. Murstein	President and Director	March 13, 2009

/s/ Henry L. Aaron Henry L. Aaron	Director	March 13, 2009

/s/ Mario M. Cuomo Mario M. Cuomo	Director	March 13, 2009

/s/ Henry D. Jackson Henry D. Jackson	Director	March 13, 2009

/s/ Stanley Kreitman Stanley Kreitman	Director	March 13, 2009

/s/ Frederick A. Menowitz Frederick A. Menowitz	Director	March 13, 2009

/s/ David L. Rudnick David L. Rudnick	Director	March 13, 2009

/s/ Lowell P. Weicker, Jr. Lowell P. Weicker, Jr.	Director	March 13, 2009

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Medallion Financial Corp.

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in net assets, cash flows and the selected financial ratios and other data (see note 14) for each of the three years in the three-year period ended December 31, 2008. These financial statements and selected financial ratios and other data are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and selected financial ratios and other data based on our audits.

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

In our opinion, the consolidated financial statements and the selected financial ratios and other data referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of their operations, changes in net assets, cash flows, and selected financial ratios and other data for each of the three years in the three-year period ended December 31, 2008, in conformity with US generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2009 expressed an unqualified opinion thereon.

Weiser LLP

New York, New York

March 13, 2009

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006
Interest income on investments	$44,914	$44,176	$38,032
Dividends and interest income on short-term investments (1)	6,378	6,312	1,059
Medallion lease income	992	905	544

Total investment income	52,284	51,393	39,635

Total interest expense(2)	23,711	30,704	24,190

Net interest income	28,573	20,689	15,445

Total noninterest income	3,837	2,444	2,646

Salaries and benefits	10,689	10,192	8,193
Professional fees	1,606	2,603	1,955
Occupancy expense	1,271	1,353	1,266
Other operating expenses	3,754	3,687	3,512

Total operating expenses	17,320	17,835	14,926

Net investment income before income taxes(1) (3)	15,090	5,298	3,165
Income tax (provision) benefit	—	—	—

Net investment income after income taxes	15,090	5,298	3,165

Net realized gains (losses) on investments	(3,746)	14,172	3,080

Net change in unrealized appreciation (depreciation) on investments	6,323	(6,326)	(591)
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries	(2,419)	2,292	7,454

Net unrealized appreciation (depreciation) on investments	3,904	(4,034)	6,863

Net realized/unrealized gains on investments	158	10,138	9,943

Net increase in net assets resulting from operations	$15,248	$15,436	$13,108

Net increase in net assets resulting from operations per common share
Basic	$0.87	$0.88	$0.76
Diluted	$0.86	$0.87	$0.74

Dividends declared per share	$0.76	$0.76	$0.70

Weighted average common shares outstanding
Basic	17,520,966	17,480,523	17,293,665
Diluted	17,722,575	17,786,310	17,761,039

(1)	Includes $6,000 and $5,750 of dividend income in 2008 and 2007 from Medallion Bank.

(2)	Average borrowings outstanding were $482,007, $492,022, and $425,062, and the related average borrowing costs were 4.92%, 6.24%, and 5.69% for the years ended December 31, 2008, 2007, and 2006.

(3)	Includes $2,493, $2,027, and $1,891 of net revenues received from Medallion Bank for the years ended December 31, 2008, 2007, and 2006 primarily for servicing fees, loan origination fees, and expense reimbursements. See notes 4 and 11 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31, 2008	December 31, 2007
Assets
Medallion loans, at fair value	$402,964	$498,883
Commercial loans, at fair value (1)	89,611	91,782
Investment in Medallion Bank and other controlled subsidiaries, at fair value	74,750	57,501
Investment securities, at fair value	—	—
Equity investments, at fair value	3,272	4,880

Net investments ($347,517 at December 31, 2008 and $458,102 at December 31, 2007 pledged as collateral under borrowing arrangements)	570,597	653,046
Cash and cash equivalents ($0 at December 31, 2008 and $852 at December 31, 2007 restricted as to use by lender) (2)	32,075	33,454
Accrued interest receivable	2,149	2,449
Fixed assets, net	411	558
Goodwill, net	5,008	5,007
Other assets, net	36,445	26,748

Total assets	$646,685	$721,262

Liabilities
Accounts payable and accrued expenses	$7,074	$4,203
Accrued interest payable	2,015	2,087
Funds borrowed	462,650	542,549

Total liabilities	471,739	548,839

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 18,963,466 shares at December 31, 2008 and 18,902,416 shares at December 31, 2007 issued)	190	189
Treasury stock at cost (1,414,242 shares at December 31, 2008 and 1,406,551 at December 31, 2007)	(13,012)	(12,938)
Capital in excess of par value	178,482	177,819
Accumulated undistributed net investment income (loss)	(1,650)	2,739
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	10,936	4,614

Total shareholders’ equity (net assets)	174,946	172,423

Total liabilities and shareholders’ equity	$646,685	$721,262

Number of common shares outstanding	17,549,224	17,495,865
Net asset value per share	$9.97	$9.86

(1)	Includes a $3,100 loan to an entity which is majority owned by one of our controlled subsidiaries.

(2)	Includes $100 in an FDIC insured deposit with Medallion Bank.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006
Net investment income after income taxes	$15,090	$5,298	$3,165
Net realized gains (losses) on investments	(3,746)	14,172	3,080
Net unrealized gains (losses) on investments	3,904	(4,034)	6,863

Net increase in net assets resulting from operations	15,248	15,436	13,108

Investment income, net	(13,276)	(6,085)	(6,049)
Realized gain from investment transactions, net	(38)	(7,200)	(5,377)

Dividends and distributions to shareholders’ (1)	(13,314)	(13,285)	(11,426)

Exercise of stock options	663	971	1,592
Treasury stock acquired	(74)	(327)	—

Capital share transactions	589	644	1,592

Total increase in net assets	2,523	2,795	3,274
Net assets at the beginning of the year	172,423	169,628	166,354

Net assets at the end of the year(2)	$174,946	$172,423	$169,628

Capital share activity
Common stock issued, beginning of year	18,902,416	18,799,766	18,546,648
Exercise of stock options	61,050	102,650	253,118

Common stock issued, end of year	18,963,466	18,902,416	18,799,766

Treasury stock, beginning of year	(1,406,551)	(1,373,351)	(1,373,351)
Treasury stock acquired	(7,691)	(33,200)	—

Treasury stock, end of year	(1,414,242)	(1,406,551)	(1,373,351)

Common stock outstanding	17,549,224	17,495,865	17,426,415

(1)	Dividends paid were $0.76, $0.76, and $0.66 per share for the years ended December 31, 2008, 2007, and 2006.

(2)	Includes $1,360, $2,739 and $1,368 of undistributed net investment income and $0, $0, and $0 of undistributed net realized gains on investments at December 31, 2008, 2007, and 2006.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$15,248	$15,436	$13,108
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	1,472	1,421	1,049
Amortization of origination costs	363	495	510
Increase in net unrealized (appreciation) depreciation on investments	(6,323)	6,326	591
Increase in unrealized (appreciation) depreciation on Medallion Bank and other controlled subsidiaries	2,419	(2,292)	(7,454)
Net realized (gains) losses on investments	3,746	(14,172)	(3,080)
Stock-based compensation expense	310	323	342
(Increase) decrease in accrued interest receivable	300	(272)	205
(Increase) in other assets, net	(3,085)	(4,072)	(2,653)
Increase (decrease) in accounts payable and accrued expenses	2,870	(854)	732
Increase (decrease) in accrued interest payable	(72)	312	24

Net cash provided by operating activities	17,248	2,651	3,374

CASH FLOWS USED FOR INVESTING ACTIVITIES
Investments originated	(248,950)	(329,955)	(309,761)
Proceeds from principal receipts, sales, and maturities of investments	342,523	275,468	293,920
Investments in Medallion Bank and other controlled subsidiaries, net	(19,026)	(4,761)	(2,658)
Capital expenditures	(240)	(488)	(486)
Banco portfolio acquisition	—	—	(35,703)

Net cash provided by (used for) investing activities	74,307	(59,736)	(54,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	518,219	361,881	269,656
Repayments of funds borrowed	(609,118)	(308,777)	(215,434)
Proceeds from SBA debentures issued	11,000	—	—
Proceeds from Trust Preferred Securities issued	—	35,000	—
Proceeds from exercise of stock options	353	648	1,244
Payments of declared dividends	(13,314)	(13,285)	(11,426)
Purchase of treasury stock at cost	(74)	(327)	—
Commitment fees on SBA leverage	—	—	(135)

Net cash provided by (used for) financing activities	(92,934)	75,140	43,905

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,379)	18,055	(7,409)
CASH and cash equivalents, beginning of year	33,454	15,399	22,808

CASH and cash equivalents, end of year	$32,075	$33,454	$15,399

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$24,723	$29,435	$23,713
Cash paid during the year for income taxes	—	—	—
Non-cash investing activities-net transfers to (from) other assets	(642)	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

The Company also conducts business through Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business, and Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans. MFC, MCI, and FSVC, as SBICs, are regulated and financed in part by the Small Business Administration (SBA). The Company also conducts business through our asset-based lending division, Medallion Business Credit (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables, which prior to December 31, 2007, was a wholly-owned investment company subsidiary. On December 31, 2007, Medallion Business Credit was merged into the Company and ceased to exist as a separate legal entity.

In December 2008, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $102,465,000 at December 31, 2008, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,173,000 at December 31, 2008, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

In December 2006, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust II (Trust II), for the purpose of owning medallion loans originated by MFC or others. Trust II is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust II, will be entitled to be satisfied out of Trust II’s assets prior to any value in Trust II becoming available to Trust II’s equity holders. The assets of Trust II, aggregating $249,127,000 at December 31, 2008, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust II. Trust II’s loans are serviced by MFC.

In December 2006, September 2006, and previously in June 2003, MFC through several wholly-owned and newly formed subsidiaries which, along with an existing subsidiary (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions out of foreclosure which are leased to fleet operators while being held for sale.

A wholly-owned portfolio investment, Medallion Bank, a Federal Deposit Insurance Corporation (FDIC) insured industrial bank, originates medallion loans, commercial loans, and consumer loans, raises deposits, and conducts other banking activities (see Note 4). Medallion Bank was capitalized on December 16, 2003, with $22,000,000 from the Company. On December 22, 2003, upon satisfaction of the conditions set forth in the FDIC’s order of October 2, 2003 approving Medallion Bank’s application for federal deposit insurance, the FDIC certified that the deposits of each depositor in Medallion Bank were insured to the maximum amount provided by the Federal Deposit Insurance Act and Medallion Bank opened for business. Medallion Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies.

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

In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others. The Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, will be entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. The assets of the Trust, aggregating $91,000 at December 31, 2008 are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of the Trust. The Trust’s loans are serviced by MFC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of loans receivable, loans held for sale, investments, among other effects.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for Medallion Bank and other portfolio investments. All significant intercompany transactions, balances, and profits have been eliminated in consolidation. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act. See note 3 regarding our changes in reporting entity in 2006, and note 4 for the presentation of financial information for Medallion Bank and other controlled subsidiaries.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that frequently exceed the federally insured limits.

Fair Value of Assets and Liabilities

The Company adopted Statement of Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157) in the 2008 first quarter, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While SFAS No. 157 does not require any new fair value measurements, it applies under other pronouncements that require or permit fair value measurements, such as SFAS No. 107, 133, 150, 155, and 156. SFAS No 157 clarifies the definition of fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entities own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. For assets and liabilities measured at fair value, SFAS No. 157 expands the required disclosures concerning the inputs used to measure fair value. See also Notes 2, 16, and 17 to the consolidated financial statements.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 14% and 10% of the investment portfolio at December 31, 2008 and 2007, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $1,543,000 and $4,263,000 at December 31, 2008 and 2007, and non-marketable securities of $1,729,000 and $617,000 in the comparable periods. The $74,750,000 and $57,501,000 related to portfolio investments in controlled subsidiaries at December 31, 2008 and 2007 were all non-marketable in each period. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in- fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 4 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 70% and 76% of the Company’s investment portfolio at December 31, 2008 and 2007 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 76% and 80% were in New York City at December 31, 2008 and 2007. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (16% and 14% at December 31, 2008 and 2007) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, wholesaling, administrative and support services, accommodation and food services, and various other industries. More than 25% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the US. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 13%, 1%, and 0% at December 31, 2008 and 9%, 1%, and 0% at December 31, 2007.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 57% and 63% at December 31, 2008 and 2007 (74% and 83% in New York City), commercial loans were 19% and 19%, and 20% and 15% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, and trailers. Investment securities were 2% at both December 31, 2008 and 2007, and equity investments (including investments in controlled subsidiaries) were 2% and 1%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2008 and 2007, net origination costs totaled approximately $252,000 and $734,000. Amortization expense for the years ended December 31, 2008, 2007, and 2006 was $363,000, $495,000, and $510,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At December 31, 2008 and 2007, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2008, 2007, and 2006.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At December 31, 2008, 2007, and 2006, total non-accrual loans were approximately $17,939,000, $21,968,000, and $13,670,000, and represented 4%, 4%, and 3% of the gross medallion and commercial loan portfolio at each yearend. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was approximately $4,172,000, $6,856,000, and $5,281,000 as of December 31, 2008, 2007, and 2006, of which $1,749,000, $2,892,000, and $2,103,000 would have been recognized in the years ended December 31, 2008, 2007, and 2006.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125” (SFAS 140). In addition, we are in compliance with Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with SFAS 156, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company was $268,028,000 and $168,781,000 at December 31, 2008 and 2007, and included $204,055,000 and $163,816,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with SFAS 156, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of December 31, 2008 and 2007.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

The change in unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments was $10,936,000, $4,614,000, and $4,000 as of December 31, 2008, 2007, and 2006. Our investment in Medallion Bank, a wholly owned portfolio investment, is a also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See note 4 for the presentation of financial information for Medallion Bank.

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the years ended December 31, 2008, 2007, and 2006.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2005	($7,896)	$629	($1,397)	($8,664)
Net change in unrealized
Appreciation on investments	—	4,236	921	5,157
Depreciation on investments	824	(173)	—	651
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(2,579)	—	(2,579)
Losses on investments	4,016	—	1,423	5,439

Balance December 31, 2006	(3,056)	2,113	947	4
Net change in unrealized
Appreciation on investments	—	2,127	8,245	10,372
Depreciation on investments	(4,246)	(133)	(159)	(4,538)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(1,361)	(571)	(1,932)
Losses on investments	833	—	—	833
Other	—	(4)	(121)	(125)

Balance December 31, 2007	(6,469)	2,742	8,341	4,614
Net change in unrealized
Appreciation on investments	—	(1,995)	8,183	6,188
Depreciation on investments	(4,076)	(110)	168	(4,018)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(1,400)	(1,400)
Losses on investments	5,230	—	322	5,552
Other	200	(200)	—	—

Balance December 31, 2008	($5,115)	$437	$15,614	$10,936

The table below summarizes components of unrealized and realized gains and losses in the investment portfolios for the years ended December 31, 2008, 2007, and 2006.

(Dollars in thousands)	2008	2007	2006
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($1,994)	$2,127	$4,236
Unrealized depreciation	(4,186)	(4,379)	(7,185)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries	(2,419)	2,292	7,454
Realized gains	—	(11,647)	(2,579)
Realized losses	5,230	833	4,016
Unrealized gains on foreclosed properties	7,273	6,740	921

Total	$3,904	($4,034)	$6,863

Net realized gains (losses) on investments
Realized gains	$—	$2,914	$2,579
Realized losses	(5,230)	(833)	(4,016)
Other gains	470	10,732	5,997
Direct recoveries (charge-offs)	(50)	23	(1,484)
Realized gains on foreclosed properties	1,064	1,336	4

Total	($3,746)	$14,172	$3,080

Goodwill

Effective January 1, 2002, coincident with the adoption of SFAS No.142, “Goodwill and Intangible Assets,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for 2008, 2007, and 2006. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $387,000, $457,000, and $415,000 for the years ended December 31, 2008, 2007, and 2006.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $1,085,000, $964,000, and $634,000 for the years ended December 31, 2008, 2007, and 2006. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for acquisitions and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, capitalized as goodwill, or written off. The amounts on the balance sheet for all of these purposes were $5,748,000 and $3,918,000 at December 31, 2008 and 2007.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2007 and 2006, and anticipates qualifying and filing as a RIC for 2008. Income tax (provision) benefit reported on the consolidated statements of operations were $0, $0, and $0 for the years ended December 31, 2008, 2007, and 2006. State and local tax treatment follows the federal model.

Medallion Bank is not a RIC and is taxed as a regular corporation. Fin Trust, Trust II, and Trust III are not subject to federal income taxation, instead their taxable income is treated as having been earned by the Company and MFC as appropriate.

Net Increase in Net Assets Resulting from Operations per Share (EPS)

Basic earnings per share are computed by dividing net increase in net assets resulting from operations available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised, and has been computed after giving consideration to the weighted average dilutive effect of the Company’s stock options. The Company uses the treasury stock method to calculate diluted EPS, which is a method of recognizing the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period.

The table below shows the calculation of basic and diluted EPS.

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Net increase in net assets resulting from operations available to common shareholders	$15,248	$15,436	$13,108

Weighted average common shares outstanding applicable to basic EPS	17,520,966	17,480,523	17,293,665
Effect of dilutive stock options	201,609	305,787	467,374

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,722,575	17,786,310	17,761,039

Basic earnings per share	$0.87	$0.88	$0.76
Diluted earnings per share	0.86	0.87	0.74

Potentially dilutive stock options excluded from the above calculations aggregated 1,328,537, 795,936, and 611,762 shares as of December 31, 2008, 2007, and 2006.

Dividends to Shareholders

The table below shows the tax character of distributions for tax reporting purposes.

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Dividends paid from
Investment income, net	$13,276	$6,085	$6,049
Realized gain from investment transactions, net	38	7,200	5,377

Total dividends	$13,314	$13,285	$11,426

Our ability to make dividend payments is restricted by SBA regulations and under the terms of the SBA debentures. As of December 31, 2008, the Company anticipates paying an estimated $1,360,000 of ordinary income dividends for tax purposes by September 15, 2009.

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

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During 2008, 2007, and 2006, the Company issued 429,918, 209,674, and 207,162 shares of stock-based compensation awards, and recognized $310,000, $323,000, and $342,000, or $0.02 per diluted common share for each year, of non-cash stock-based compensation expense related to the option grants. As of December 31, 2008, the total remaining unrecognized compensation cost related to unvested stock options was $449,000, which is expected to be recognized over the next ten quarters (see note 6).

Derivatives

The Company had no interest rate cap agreements or other derivative investments outstanding during 2008, 2007, and 2006.

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

(4) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of operations and other valuation adjustments on other controlled subsidiaries for the years ended December 31, 2008, 2007, and 2006.

(Dollars in thousands)	2008	2007	2006
Statement of operations
Investment income	$41,373	$36,564	$29,975
Interest expense	14,934	13,804	10,453

Net interest income	26,439	22,760	19,522
Noninterest income	468	337	490
Operating expenses	8,554	7,190	6,289

Net investment income before income taxes	18,353	15,907	13,723
Income tax provision	2,776	4,059	4,388

Net investment income after income taxes	15,577	11,848	9,335
Net realized/unrealized losses of Medallion Bank	(11,452)	(4,696)	(3,331)

Net increase in net assets resulting from operations of Medallion Bank	4,125	7,152	6,004
Unrealized depreciation on Medallion Bank (1)	(6,000)	(5,750)	—
Net realized/unrealized gains/(losses) of controlled subsidiaries other than Medallion Bank	(544)	890	1,450

Net increase (decrease) in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	($2,419)	$2,292	$7,454

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends paid to the parent.

The following table presents information derived from Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of December 31, 2008 and 2007.

(Dollars in thousands)	2008	2007
Loans	$396,103	$315,108
Investment securities, at fair value	20,088	21,838
Net investments ($0 pledged as collateral under borrowing arrangements at December 31, 2008 and 2007)	416,191	336,946
Cash ($0 at December 31, 2008 and 2007 restricted as to use by lender)	9,401	17,025
Receivable from parent	—	1,059
Other assets, net	9,802	6,743

Total assets	$435,394	$361,773

Other liabilities	$1,227	$4,080
Payable to parent	335	—
Deposits and federal funds purchased, including accrued interest payable	370,064	302,800

Total liabilities	371,626	306,880
Medallion Bank equity	63,768	54,893

Total liabilities and equity	$435,394	$361,773

Investment in other controlled subsidiaries	$10,747	$3,667
Total investment in Medallion Bank and other controlled subsidiaries	74,750	57,501

(1)	Included in Medallion Bank’s net investments is $856 and $1,203 for purchased loan premium and facility fees at December 31, 2008 and 2007.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the table presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2008 and 2007, the net premium on investment securities totaled $96,000 and $92,000, and (income accretion)/amortization expense was $(14,000), $140,000, and $160,000 for 2008, 2007, and 2006.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At December 31, 2008, $2,442,000 or 1% of consumer loans and $1,832,000 or 2% of commercial loans were on nonaccrual, compared to $623,000, or less than 1% of consumer loans on nonaccrual at December 31, 2007. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $141,000 in 2008, $27,000 in 2007, and $0 in 2006. None of Medallion Bank’s medallion loans were on nonaccrual as of December 31, 2008 and 2007.

Medallion Bank’s loan and investment portfolios are assessed for collectability on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. The consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000 of which $421,000, $654,000, and $986,000 was amortized into interest income during 2008, 2007, and 2006. The premium amount on the balance sheet was $818,000 and $1,239,000 as of December 2008 and 2007. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described previously in note 2.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2008 and 2007 was

$988,000 and $645,000, and $956,000, $795,000, and $699,000 was amortized to interest expense during 2008, 2007, and 2006. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending December 31,						December 31, 2008	December 31, 2007	Interest Rate (1)
(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter
Deposits and fed funds purchased	$229,863	$54,986	$81,559	$—	$—	$—	$366,408	$302,800	3.85%

(1)	Weighted average contractual rate as of December 31, 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, and that the Tier I Leverage Capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including an aggregate of $10,750,000 contributed over various months in 2008 and an aggregate of $6,800,000 contributed similarly in 2007. Separately, Medallion Bank paid dividends to the Company of $6,000,000 in 2008, and $5,750,000 in 2007. Without the capital infusions by the Company, a portion of the Medallion Bank dividends would have been retained to ensure Medallion Bank met its capital ratio requirements, and in such circumstance, if the Company maintained its dividend at the existing levels, a portion of those dividends would have represented a tax-free return of capital.

The following table represents Medallion Bank’s actual capital amounts and related ratios as of December 31, 2008 and 2007, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of December 31, 2008 the Tier I Leverage Capital ratio was 14.7%, below the FDIC mandated 15%, and as a result, in January 2009, $1,750,000 of capital was contributed by the Company to Medallion Bank. Otherwise, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized as of December 31, 2008.

	Regulatory		December 31, 2008	December 31, 2007
(Dollars in Thousands)	Minimum	Well-capitalized
Tier I capital	$17,383	$21,729	$63,808	$54,869
Total capital	33,447	41,809	69,105	59,109
Average assets	—	—	434,585	347,111
Risk-weighted assets	—	—	418,089	336,103
Leverage ratio (1)	4%	5%	14.7%	15.8%
Tier I capital ratio (2)	4	6	15.2	16.3
Total capital ratio (2)	8	10	16.5	17.6

(1)	Calculated by dividing Tier I capital by average assets.

(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(5) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending December 31,						December 31, 2008	December 31, 2007	Interest Rate (1)
(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter
Revolving lines of credit	$221,533	$—	$—	$—	$93,325	$—	$314,858	$411,449	3.28%
SBA debentures	—	—	17,985	13,500	19,450	37,315	88,250	77,250	6.10
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.68
Notes payable to banks	15,326	326	10,890	—	—	—	26,542	20,850	4.64

Total	$236,859	$326	$28,875	$13,500	$112,775	$70,315	$462,650	$542,549	4.20

(1)	Weighted average contractual rate as of December 31, 2008.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $93,325,000 was outstanding at December 31, 2008. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.44% at December 31, 2008) plus 0.75%, or 90 day LIBOR (1.43% at December 31, 2008) plus 0.50%; plus 0.95%.

In December 2006, and as renegotiated in December 2007 and November 2008, Trust II entered into a revolving line of credit agreement with Citibank N.A., to provide up to $250,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (Citi line), of which $221,533,000 was outstanding at December 31, 2008. In November 2008 the line of credit was reduced to $225,000,000. Borrowings under Trust II’s revolving line of credit are collateralized by Trust II’s assets. MFC is the servicer of the loans owned by Trust II. The Citi line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The Citi line matures in November 2009. The interest rate is a pooled short-term commercial paper rate, which approximates LIBOR (0.44% at December 31, 2008), plus 0.82% with a facility fee of 0.15% on the aggregate Citi line, and prior to November 2008 was plus 0.47% with a facility fee of 0.15%.

In September 2002, and as renegotiated in September 2003, January 2005, January 2006, September 2006, and December 2006, the Trust entered into a revolving line of credit agreement (amended) with Merrill Lynch Commercial Finance Corp., as successor to Merrill Lynch Bank, USA (MLB) to provide up to $375,000,000 of financing to acquire medallion loans from MFC (MLB line), which was paid off in December 2008.

Based on current market conditions, we expect that Citibank may not extend the credit facility beyond its current maturity date in November 2009. We have available liquidity of $106,675,000 under our revolving credit agreement with DZ Bank. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, including sources of liquidity to repay our borrowings under the Citibank line; however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis.

(B) SBA DEBENTURES

In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of December 31, 2008, $91,000,000 of commitments had been fully utilized, and $8,500,000 was available for borrowing.

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

(C) PREFERRED SECURITIES, NOTES PAYABLE TO BANKS, AND MARGIN LOANS

In April 2008, certain operating subsidiaries of MFC entered into an aggregate $1,800,000 of note agreements with State Bank of Long Island (SBLI). These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,767,000 was outstanding at December 31, 2008. The note agreements bear interest at 5.50%, payable monthly. The notes mature May 1, 2011 and are guaranteed by both the Company and MFC. Principal and interest payments of $12,000 are due monthly, with the balance due at maturity.

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR plus 2.125%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At December 31, 2008, $33,000,000 was outstanding on the preferred securities. In December 2007, the Company was able to acquire $2,000,000 of the preferred securities for $1,300,000, realizing a gain of $700,000 in a transaction with a third party investor.

In March 2007, the Company entered into a margin loan agreement with Smith Barney, a subsidiary of Citicorp. The margin loan was secured by the pledge of short-term, high-quality investment securities held by the Company, and was generally available at 99% of the current fair market value of the securities. The margin loan bore interest at LIBOR (0.44% at December 31, 2008) plus 0.35%. As of December 31, 2008, $0 had been drawn down under this margin loan.

In December 2006, the Company entered into a margin loan agreement with Bear Stearns & Co. Inc. The margin loan was secured by the pledge of short-term, high-quality investment securities held by the Company, and was generally available at 99% of the current fair market value of the securities. The margin loan bore interest at LIBOR (0.44% at December 31, 2008) plus 0.50%. This line expired during 2008.

In December 2006, certain operating subsidiaries of MFC entered into an aggregate $966,000 of note agreements with New York Commercial Bank, which was increased by $756,000 in January 2007, by $2,250,000 in May 2007, and by $1,572,000 in May 2008 to an aggregate of $5,544,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $5,457,000 was outstanding at December 31, 2008. The note agreements bear interest at 5.50%, payable monthly. The notes mature May 14, 2011, and are guaranteed by both the Company and MFC. Principal and interest payments of $38,000 are due monthly, with the balance due at maturity.

In October 2006, certain operating subsidiaries of MFC entered into an aggregate $840,000 of note agreements with Metropolitan Bank of New York, which was increased by $2,250,000 in May 2007 and by $1,302,000 in June 2008, to an aggregate of $4,392,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $4,318,000 was outstanding at December 31, 2008. The note agreements bear interest at 5.75%, payable monthly. The notes mature July 1, 2011 and are guaranteed by MFC. Principal and interest payments of $33,000 are due monthly, with the balance due at maturity.

In January 2005, MFC entered into a $4,000,000 revolving note agreement with New York Commercial Bank, formerly known as Atlantic Bank of New York that matured on December 1, 2005, and which maturity was extended by New York Commercial Bank to August 1, 2009. On March 6, 2006, the line of credit was increased to $6,000,000, and was further increased to $8,000,000 in March 2007. The line is secured by medallion loans of MFC that are in process of being sold to the Trusts, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate (3.25% at December 31, 2008) minus 0.25%, payable monthly. As of December 31, 2008, $0 had been drawn down under this line.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that was further extended to July 1, 2009 and was increased to $20,000,000. The line is secured by certain pledged assets of the Company, and is subject to periodic borrowing base requirements. Effective August 2006, the line bears interest, payable monthly, at LIBOR (0.44% at December 31, 2008) plus 2.0% with no unused fee, and prior to that was at the prime rate, and was subject to an unused fee of 0.125% (see Note 18). As of December 31, 2008, $15,000,000 had been drawn down under this line.

(D) COVENANT COMPLIANCE

In the normal course of business, the Company and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in loan restrictions. Certain of our debt agreements contain restrictions that require the Company to maintain certain financial ratios, including debt to equity and minimum net worth. In addition, the Company’s wholly-owned subsidiary Medallion Bank is subject to regulatory requirements related to the declaration of dividends (see Note 18).

(6) STOCK OPTIONS

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At December 31, 2008, 256,732 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the 2006 Director Plan. At December 31, 2008, 37,000 shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At December 31, 2008, 1,729,187 shares of the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,169,585 shares were exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.11, $1.93, and $2.25 per share for the years ended December 31, 2008, 2007, and 2006. The following assumptions were used for the shares granted during 2008, 2007, and 2006.

	Year ended December 31,
	2008	2007	2006
Risk free interest rate	3.00%	4.92%	4.75%
Expected dividend yield	8.00	8.00	8.00
Expected life of option in years (1)	5.98	5.88	7.00
Expected volatility (2)	30.00	35.00	35.00

(1)	Expected life is calculated using the simplified method.

(2)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the years ended December 31, 2008, 2007, and 2006.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,654,404	$3.50-29.25	$10.21
Granted	207,162	13.06-13.06	13.06
Cancelled	(151,918)	4.85-29.25	17.03
Exercised (1)	(253,118)	3.70-8.40	4.94

Outstanding at December 31, 2006	1,456,530	3.50-29.25	10.82
Granted	209,674	10.76-11.24	11.11
Cancelled	(95,499)	8.51-13.06	11.78
Exercised (1)	(102,650)	3.87-8.51	6.30

Outstanding at December 31, 2007	1,468,055	3.50-29.25	11.12
Granted	429,918	7.79-9.99	9.16
Cancelled	(107,736)	6.50-29.25	20.33
Exercised (1)	(61,050)	3.87-7.03	5.79

Outstanding at December 31, 2008 (2)	1,729,187	$3.50-18.75	$10.25

Options exercisable at
December 31, 2006	1,233,512	$3.50-29.25	$10.79
December 31, 2007	1,206,190	3.50-29.25	11.13
December 31, 2008 (2)	1,169,585	3.50-18.75	9.70

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $242,000, $523,000, and $1,186,000 for 2008, 2007, and 2006.

(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2008 and the related exercise price of the underlying options, was $1,032,000 for outstanding options and $1,032,000 for exercisable options as of December 31, 2008.

The following table presents the activity for the unvested options outstanding under the plan for the year ended December 31, 2008.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2007	261,865	$8.51-13.06	$11.08
Granted	429,918	7.79-9.99	9.16
Cancelled	(16,266)	9.22-11.21	10.87
Vested	(115,915)	7.79-13.06	10.63

Outstanding at December 31, 2008	559,602	$7.79-13.06	$9.70

The fair value of the options vested was $4,000, $510,000, and $1,665,000 in 2008, 2007, and 2006.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2008 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding Weighted average			Options Exercisable Weighted average
Range of Exercise Prices	Shares at December 31, 2008	Remaining contractual life in years	Exercise price	Shares at December 31, 2008	Remaining contractual life in years	Exercise price
$3.50-5.51	377,650	3.54	$4.91	377,650	3.54	$4.91
6.89-13.06	1,034,655	7.54	10.06	475,053	6.00	10.49
14.63-15.56	26,948	1.93	14.98	26,948	1.93	14.98
17.25-18.75	289,934	0.42	17.41	289,934	0.42	17.41

$3.50-18.75	1,729,187	5.39	10.25	1,169,585	3.73	10.51

(7) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the Company’s quarterly results of operations for the years ended December 31, 2008, 2007 and 2006.

(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
2008 Quarter Ended
Investment income	$14,444	$12,730	$11,743	$13,367
Net investment income (loss) after income taxes	3,397	3,825	3,425	4,443
Net increase in net assets resulting from operations	3,921	4,377	4,118	2,832
Net increase in net assets resulting from operations per common share
Basic	$0.22	$0.25	$0.23	$0.16
Diluted	0.22	0.25	0.23	0.16

2007 Quarter Ended
Investment income	$10,439	$13,157	$13,555	$14,242
Net investment income (loss) after income taxes	(395)	1,618	1,555	2,520
Net increase in net assets resulting from operations	3,780	4,272	3,602	3,782
Net increase in net assets resulting from operations per common share
Basic	$0.22	$0.24	$0.21	$0.22
Diluted	0.21	0.24	0.20	0.21

2006 Quarter Ended
Investment income	$10,014	$9,338	$9,630	$10,653
Net investment income after income taxes	1,727	329	144	965
Net increase in net assets resulting from operations	1,787	4,076	1,401	5,844
Net increase in net assets resulting from operations per common share
Basic	$0.10	$0.24	$0.08	$0.34
Diluted	0.10	0.23	0.08	0.33

(8) RECENTLY ISSUED ACCOUNTING STANDARDS

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods after November 15, 2008. Early application is permitted. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

(10) COMMITMENTS AND CONTINGENCIES

(a) Employment Agreements

The Company has employment agreements with certain key officers for either a three or five-year term. Annually, the contracts with a five-year term will renew for new five-year terms unless prior to the end of the first year, either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current five-year term. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period (see Note 18).

Employment agreements expire at various dates through 2013. At December 31, 2008, minimum payments under employment agreements are as follows:

(Dollars in thousands)
2009	$1,287
2010	799
2011	664
2012	664
2013	288
2014 and thereafter	—

Total	$3,702

(b) Other Commitments

The Company had portfolio commitments outstanding of $5,478,000 at December 31, 2008. Generally, commitments are on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, the Company had approximately $45,460,000 of undisbursed funds relating to revolving credit facilities with borrowers. These amounts may be drawn upon at the customer’s request if they meet certain credit requirements.

Commitments for leased premises expire at various dates through June 30, 2016. At December 31, 2008, minimum rental commitments for non-cancelable leases are as follows:

(Dollars in thousands)
2009	$1,182
2010	1,126
2011	1,126
2012	1,048
2013	907
2014 and thereafter	2,266

Total	$7,655

Rent expense was $1,271,000, $1,353,000, and $1,266,000 for the years ended December 31, 2008, 2007, and 2006.

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

(11) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company (see Note 18).

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were approximately $404,000, $837,000, and $542,000 in 2008, 2007, and 2006.

During 2008, 2007, and 2006 we serviced $204,055,000, $163,816,000 and $155,099,000 of loans for Medallion Bank. Included in net investment income were amounts as described below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf:

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Servicing fees	$1,492	$1,395	$1,327
Loan origination fees	804	452	381
Reimbursement of operating expenses	192	173	167
Interest income	5	7	16

Total other income	$2,493	$2,027	$1,891

SPAC

Included in investments in controlled subsidiaries is $6,567,000 of investments in and loans to a special purpose acquisition company, Sports Properties Acquisition Corp. (the SPAC), 18%-owned by the Company which, consummated its initial public offering (IPO) in January 2008. Immediately prior to the IPO, the Company purchased warrants for $5,900,000 from the SPAC in a private placement which will allow it to acquire 5,900,000 additional shares of common stock in the future under various conditions and restrictions. If the SPAC is unable consummate an approved business combination within 24 months of the IPO, the Company’s entire investment in the SPAC will become worthless as all of the assets of the SPAC will be used to repay the public stockholders.

The Company has entered into a consulting agreement with ProEminent Sports, whose principal acts as a consultant to the Company for sports related investments and, included within the scope of his duties, also provides services to the SPAC, including serving as its Chief Executive Officer, and assisting generally with the SPAC’s offering and business combination. The Company pays ProEminent Sports a monthly fee of $20,000. Following a business combination, in the event the CEO is not offered employment or a board position with the SPAC, the Company has agreed to continue the consulting arrangement for at least an additional twelve months. The Company had previously entered into a consulting agreement with GamePlan, LLC which was terminated as of June 1, 2008, when the SPAC entered into its own consulting agreement with GamePlan, LLC. The Company had paid GamePlan, LLC a monthly fee of $10,000.

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

SPAC 2

Included in deferred costs in other assets is $759,000 of investments in and loans to a special purpose acquisition company, National Security Solutions, Inc. (SPAC 2), 74%-owned by the Company which is currently in organization prior to registration with the SEC to register units for sale in an initial public offering. Up to $375,000 of this may be repayable upon completion of the offering or June 30, 2009, whichever is first. Prior to the offering, the Company will purchase warrants for $4,125,000 from SPAC 2 in a private placement which will allow it to acquire 4,125,000 additional shares of common stock. After the offering, the Company will own approximately 17% of SPAC 2’s outstanding shares. If SPAC 2 is unable consummate an approved business combination within 24 months of its offering, the Company’s entire investment in SPAC 2 will become worthless as all of the assets of SPAC 2 will be used to repay the public stockholders.

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

(12) SHAREHOLDERS’ EQUITY

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock during the following six months, with an option for the Board of Directors to extend the time frame for completing the purchases, which expires in April 2009. In November 2004, the repurchase program was increased by an additional $10,000,000. As of December 31, 2008, 1,394,124 shares were repurchased for $12,681,000.

(13) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows:

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Servicing fees	$1,798	$1,436	$1,327
Prepayment penalties	1,343	460	782
Late charges	294	277	228
Other	402	271	309

Total noninterest income	$3,837	$2,444	$2,646

Included in prepayment penalties in 2008 and 2006 was $718,000 and $629,000 related to the early payoff of several large loans. The increase in servicing fees, from prior years primarily reflected the increased fees relating to servicing Medallion Bank’s growing portfolio. Included in the other noninterest income was $86,000 of management fees paid by the SPAC investment in 2008.

The major components of other operating expenses were as follows:

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Travel, meals, and entertainment	$620	$548	$491
Miscellaneous taxes	546	436	274
Directors fees	471	345	492
Office expense	429	535	294
Depreciation and amortization	387	457	415
Insurance	232	308	302
Telephone	225	205	194
Loan collection costs	139	254	372
Other expenses	705	599	678

Total other operating expenses	$3,754	$3,687	$3,512

Travel, meals, and entertainment increased due to an increase in investment development activities in 2008. Miscellaneous taxes increased in 2008 due to recognizing a $113,000 tax refund received in 2007. Directors’ fees increased due to higher fees, expense reimbursements, and a higher number of meetings held in 2008. Office expenses were higher in 2007 due to office repairs and maintenance expenses, and the disposal and writeoffs of certain assets. Depreciation and amortization decreased as more assets became fully depreciated. Loan collection costs have been steadily decreasing for the last three years as the quality of the portfolio has improved. Other expenses increased from 2007 primarily reflecting higher bank fees and overall slight increase in miscellaneous expenses such as advertising, referral, and dues and subscriptions in 2008.

(14) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Year ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004
Net share data
Net asset value at the beginning of the year	$9.86	$9.73	$9.69	$9.83	$8.89
Net investment income	0.85	0.30	0.18	0.26	0.01
Income tax (provision) benefit	0.00	0.00	0.00	0.00	(0.01)
Net realized gains (losses) on investments	(0.21)	0.80	0.17	0.21	0.13
Net change in unrealized appreciation (depreciation) on investments	0.22	(0.23)	0.39	(0.08)	1.09

Net increase in net assets resulting from operations	0.86	0.87	0.74	0.39	1.22
Issuance of common stock	—	(0.01)	(0.04)	(0.06)	0.00
Repurchase of common stock	—	0.01	—	0.03	0.05
Distribution of net investment income	(0.76)	(0.45)	(0.44)	(0.29)	(0.14)
Distribution of net realized gains on investments	—	(0.31)	(0.22)	(0.21)	(0.19)
Other	0.01	0.02	—	—	—

Total increase (decrease) in net asset value	0.11	0.13	0.04	(0.14)	0.94

Net asset value at the end of the year (1)	$9.97	$9.86	$9.73	$9.69	$9.83

Per share market value at beginning of year	$10.02	$12.37	$11.26	$9.70	$9.49
Per share market value at end of year	7.63	10.02	12.37	11.26	9.70
Total return (2)	(16%)	(13%)	16%	21%	6%

Ratios/supplemental data
Average net assets	$174,082	$171,503	$167,528	$167,909	$162,843
Total expense ratio (3)	24%	28%	23%	21%	18%
Operating expenses to average net assets	9.95	10.40	8.91	10.11	9.97
Net investment income (loss) after taxes to average net assets	8.67	3.09	1.89	2.73	(0.01)

(1)	Includes $0.08, $0.16, $0.08, $0.12, and $0.07 of undistributed net investment income per share as of December 31, 2008, 2007, 2006, 2005, and 2004, and $0.00 of undistributed net realized gains per share for all years presented.

(2)	Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the year.

(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.

(15) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one year of service, including the employees of Medallion Bank. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employee’s contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. Beginning September 1, 1998, the Company elected to match employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee’s contribution but in no event greater than 2% of the portion of such employee’s annual salary eligible for 401(k) Plan benefits. The Company’s 401(k) plan expense, which including amounts for the employees of Medallion Bank, was approximately $82,000, $98,000, and $59,000 for the years ended December 31, 2008, 2007, and 2006.

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

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2008 and 2007, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2008		December 31, 2007
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Investments	$570,597	$570,597	$653,046	$653,046
Cash	32,075	32,075	33,454	33,454
Financial Liabilities
Funds borrowed	462,650	462,650	542,549	542,549

(17) FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents Medallion’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$402,964	$402,964
Commercial loans	—	—	89,611	89,611
Investment in Medallion Bank and other controlled subsidiaries	—	3,650	71,100	74,750
Equity investments	246	—	3,026	3,272
Other assets	—	29,728	759	30,487

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

The following table provides a summary of changes in fair value of Medallion’s level 3 financial assets and liabilities for the year ended December 31, 2008.

	December 31, 2007	Total Realized and Unrealized Gains (Losses) Included in Income			Purchases, Issuances and Settlements	Transfers In (Out) (1)	December 31, 2008	Amounts Related to Held Assets (2)
(Dollars in thousands)		Appreciation (Depreciation) on Investments	Other Revenues and Expenses	Total
Assets
Medallion loans	$498,883	$15	$—	$15	($95,934)	$—	$402,964	$—
Commercial loans	91,782	(3,613)	—	(3,613)	1,442	—	89,611	(3,138)
Investment in Medallion Bank and other controlled subsidiaries	53,871	(2,231)	—	(2,231)	18,818	642	71,100	(2,231)
Equity investments	4,530	(1,574)	—	(1,574)	70	—	3,026	(1,994)
Other assets	1,146	—	—	—	255	(642)	759	—

(1)	The SPAC was reclassified during the nine months ended December 31, 2008 from other assets to investment in controlled subsidiaries upon consummation of the initial public offering of the SPAC’s common stock.

(2)	Total realized and unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2008.

(18) SUBSEQUENT EVENTS – TROUBLED ASSETS RELIEF PROGRAM (TARP)

On February 27, 2009, Medallion Bank (the Bank) issued and sold, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP), (1) 11,800 shares of the Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant (the Warrant), which was immediately exercised, to purchase up to 590 shares of the Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, for an aggregate purchase price of approximately $11,800,000 in cash. The liquidation preference of both Series is $1,000 per share.

The securities were sold in a private placement exempt from SEC registration.

Non-cumulative dividends on the Series A shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, and the dividends on the Series B shares will accrue on the liquidation preference at a rate of 9% per annum, both, if, as, and when declared by the Bank’s Board of Directors out of funds legally available thereof. The Preferred Shares have no maturity date and rank senior to the Bank’s common stock (and pari passu with one another) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of the Bank. The Bank’s Articles of Amendments provide that, subject to the approval of the FDIC, the Preferred Shares are redeemable at the option of the Bank at 100% of their liquidation preference plus declared and unpaid dividends, provided, however, that the Preferred Shares may be redeemed prior to February 27, 2012 only if (i) the Bank has raised aggregate gross proceeds in one or more Qualified Equity Offerings, as defined, of at least $3,097,500 and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such offerings. The Series B shares cannot be redeemed until the Series A shares have been redeemed.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the ARRA) was signed into law. The ARRA, among other things, directs the US Treasury to permit CPP participants to redeem the preferred stock issued under the CPP without first requiring a Qualified Equity Offering, upon consultation with the appropriate Federal banking agency.

The agreements between the Bank and the US Treasury pursuant to which the Preferred Shares and the Warrant were sold contain limitations on the payment of common stock dividends to a quarterly rate of $1.00 per share or $1,000,000, and on the Bank’s ability to repurchase its common stock, and subjects the Bank and the Company to certain of the executive compensation limitations and requirements included in the Emergency Economic Stabilization Act of 2008 (the EESA). As a condition to the closing of the transaction, the Company and its senior executive officers have agreed to all terms and conditions.

The ARRA amends the EESA to require the US Treasury to issue additional executive compensation standards applicable to CPP participants (which may include parent companies such as the Company), which will include, among other things, the repayment by the senior executive officers and other highly compensated employees of bonus amounts if the bonus was based on materially inaccurate financial information or other criteria and the prohibition of the payment or accrual of any bonus to the institution’s highest paid executive officer except through restricted stock with delayed vesting and subject to dollar limits. The ARRA further requires CPP participants to permit stockholders to vote on a non-binding resolution approving the institution’s compensation of executives.

(19) SUBSEQUENT EVENTS — OTHER

On February 18, 2009, the Company entered into contracts to purchase interest rate caps on a $132,000,000 notional value of principal from DZ Bank. The caps provide for payments to the Company if LIBOR (0.44% at December 31, 2008) exceeds 4%. The caps were purchased in three tranches expiring in six months, one year, and two years, and in the aggregate cost $70,000, which cost will be carried in other assets on the balance sheet and amortized over the lives of the underlying contracts to interest expense.

On February 10, 2009, the Company’s board of directors declared a $0.19 per share common stock dividend, payable on March 30, 2009 to shareholders of record on March 13, 2009.

On February 2, 2009 the Company’s revolving note agreement with Sterling National Bank was amended to provide for an interest rate floor of 3%.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31, 2008

(Dollars in thousands)	Industry	State	Security Type	% Held	# of Invest.	% of Total	Interest Rate (1)	Investment Balances
Medallion loans
New York					1,027	53%	6.04%	$304,306
Boston					152	5	7.54	31,283
Chicago					186	5	7.15	28,172
Newark					180	5	8.17	27,809
Cambridge					25	1	7.59	4,387
Other					27	1	7.40	6,584

Total					1,597	70%	6.42%	402,541
Deferred loan acquisition costs								423
Unrealized depreciation on loans								—

Medallion loans, net								$402,964

Commercial loans
Secured mezzanine (14% Minnesota, 11% Wisconsin, 10% Florida, 10% Oklahoma, 9% Indiana, 9% California, 8% Texas, 8% Michigan, and 21% all other states)
Manufacturing					20	6%	13.97%	$34,551
Administrative and support services					5	2	17.12	9,861
Wholesale trade					3	2	13.59	9,752
Accommodation and food services					4	1	11.00	4,492
Professional, scientific, and technical services					1	1	19.00	2,508
Health care and social assistance					1	*	7.00	1,847
Information					2	*	17.63	1,588
Retail trade					1	*	10.88	876

Total					37	12%	14.23	$65,475
Asset-based (69% New York, 23% New Jersey, and 8% all other states)
Wholesale trade					10	1%	4.79%	$5,419
Transportation and warehousing					5	1	5.63	2,065
Retail trade					6	*	5.01	1,888
Manufacturing					10	*	6.30	1,334
Construction					3	*	5.36	986
Finance and insurance					6	*	6.27	761
Administrative and support services					3	*	5.55	462
Arts, entertainment, and recreation					1	*	5.75	331
Health care and social assistance					1	*	5.50	210
Real estate and rental and leasing					1	*	5.50	96

Total					46	2%	5.29	$13,552
Other secured commercial (91% New York, 7% New Jersey, and 2% Illinois)
Accommodation and food services					11	1%	6.87%	$5,321
Retail trade					17	1	11.15	4,374
Transportation and warehousing					168	1	7.09	3,323
Other services (except public administration)					10	*	8.93	1,427
Real estate and rental and leasing					5	*	7.20	1,001
Arts, entertainment, and recreation					2	*	8.57	424

Total					213	3%	8.34	$15,870
Total					296	17%	11.97%	$94,897
Deferred loan acquisition costs								(171)
Unrealized depreciation on loans								(5,115)

Commercial loans, net								$89,611

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31, 2008

(Dollars in thousands)	Industry	State	Security Type	% Held	# of Invest.	% of Total	Interest Rate (1)	Investment Balances
Investment in Medallion Bank and other controlled subsidiaries
Medallion Bank** Salt Lake City, Utah	Commercial banking	Utah	Common stock	100%	1	11%	9.37%	$64,003
SPAC 437 Madison Avenue New York, NY 10022	Special Purpose	NY	Common Stock	18%	1	1	0.00	6,567
Medallion Hamptons Holding, LLC 437 Madison Avenue New York, NY 10022	Real Estate	NY	Membership Interests	100%	1	*	0.00	1,917
Generation Outdoors, LLC 437 Madison Avenue New York, NY 10022	Advertising	NY	Common stock	100%	1	*	0.00	530

Total					4	13%	8.22%	$73,017
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,733

Investment in Medallion Bank and other controlled subsidiaries, net								$74,750

Equity investments
Restaurant Technologies 940 Apollo Rd. Suite 110 Eagan, MN 55121	Restaurant Service Provider		Common Stock	*	1	* %	0.00%	$990
PMC Commercial Trust ** 17950 Preston Road, Suite 600 Dallas, TX 75252	Real Estate Investment Trust		Common Stock	*	1	*	0.00	901
Convergent Capital, Ltd 505 N. Highway 169 Minneapolis MN 35441	Commercial Finance		Limited Partnership Interest	7%	1	*	0.00	640
On Top 2435 North Central Expressway Richardson, TX 75080	Radio Station Broadcasting		Ownership Shares	12%	1	*	0.00	200
Micromedics, Inc. 1270 Eagan Industrial Road St. Paul, MN 55121-1385	Medical Device Manufacturer		Common Stock	*	1	*	0.00	59
Star Concessions, Ltd. 8008 Cedar Springs Road, Dallas, TX 75235	Airport Food and Retail Terminal Building LB		Limited Partnership Interest	45%	1	*	0.00	40
Metlife	Insurance		Common Stock	*	1	*	0.00	5
Appliance Recycling Centers of America, Inc.**	Appliance Recycler		Common Stock	*	1	*	0.00	—
7400 Excelsior Boulevard Minneapolis, MN 55426-4516

Total					8	* %	4.33%	$2,835
Unrealized appreciation on equities								437

Equity investments, net								$3,272

Investment securities

Total					—	—%	—%	$—
Unrealized appreciation on investment securities								—
Investment securities, net								$—

Total investments at cost					1,905	100%	7.56%	$573,290

Deferred loan acquisition costs								252
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,733
Unrealized appreciation on equities								437
Unrealized depreciation on loans								(5,115)

Net Investments ($458,102 pledged as collateral under borrowing arrangements)								$570,597

*	Less than 1.0%

**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act.

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31, 2007

(Dollars in thousands)	Industry	State	Security Type	% Held	# of Invest.	% of Total	Interest Rate (1)	Investment Balances
Medallion loans
New York					1,166	61%	6.91%	$399,955
Chicago					286	5	7.43	33,008
Boston					161	5	8.44	32,446
Newark					159	3	8.40	22,058
Cambridge					25	1	8.41	5,174
Other					29	1	7.58	5,481

Total					1,826	76%	7.13%	498,122
Deferred loan acquisition costs								798
Unrealized depreciation on loans								(37)

Medallion loans, net								$498,883

Commercial loans
Secured mezzanine (22% Minnesota, 15% Wisconsin, 11% Indiana, 10% Texas, 7% Iowa, 7% Florida, and 28% all other states)
Manufacturing					21	5%	14.32%	$32,258
Accommodation and food services					4	1	11.40	6,442
Administrative and support services					3	1	17.01	6,265
Wholesale trade					1	1	13.00	4,000
Transportation and warehousing					1	*	14.00	2,850
Professional, scientific, and technical services					2	*	18.81	2,619
Health care and social assistance					1	*	7.00	1,906
Information					3	*	17.67	1,808
Retail trade					1	*	10.88	1,004

Total					37	9%	14.19	$59,152
Asset-based (77% New York, 21% New Jersey, and 2% all other states)
Wholesale trade					10	1%	8.45%	$7,505
Retail trade					7	1	8.87	3,333
Administrative and support services					3	*	8.65	2,879
Transportation and warehousing					5	*	9.51	2,425
Construction					2	*	9.25	1,159
Manufacturing					10	*	10.14	1,111
Arts, entertainment, and recreation					1	*	9.75	569
Finance and insurance					5	*	10.10	506
Professional, scientific, and technical services					1	*	9.25	264
Health care and social assistance					1	*	9.50	89
Real estate and rental and leasing					1	*	9.50	30

Total					46	3%	8.91	$19,870
Other secured commercial (91% New York, 7% New Jersey, and 2% Illinois)
Transportation and warehousing					132	1%	7.25%	$5,152
Accommodation and food services					10	1	9.05	4,763
Retail trade					13	1	11.61	3,843
Other services (except public administration)					18	1	9.56	3,789
Real estate and rental and leasing					6	*	7.39	1,144
Arts, entertainment, and recreation					2	*	8.59	413
Construction					1	*	7.25	148
Manufacturing					1	*	8.00	4

Total					183	3%	9.05	$19,256
Total					266	15%	12.12%	$98,278
Deferred loan acquisition costs								(64)
Unrealized depreciation on loans								(6,432)

Commercial loans, net								$91,782

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31, 2007

(Dollars in thousands)	Industry	State	Security Type	% Held	# of Invest.	% of Total	Interest Rate (1)	Investment Balances
Investment in Medallion Bank and other controlled subsidiaries
Medallion Bank** Salt Lake City, Utah	Commercial banking	Utah	Common stock	100%	1	8%	14.24%	$53,834
Medallion Hamptons Holding, LLC 437 Madison Avenue New York, NY 10022	Real Estate	NY	Membership Interests	100%	1	*	0.00	1,730
Generation Outdoors, LLC 437 Madison Avenue New York, NY 10022	Advertising	NY	Common stock	100%	1	*	0.00	17

Total					3	9%	13.79%	$55,581
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,920

Investment in Medallion Bank and other controlled subsidiaries, net								$57,501

Equity investments
PMC Commercial Trust ** 17950 Preston Road, Suite 600 Dallas, TX 75252	Real Estate Investment Trust		Common Stock	*	1	* %	11.2%	$901
Restaurant Technologies 940 Apollo Rd. Suite 110 Eagan, MN 55121		Restaurant Service Provider	Common Stock	*	1	*	0.00	620
Clear Source 2281 Vermont Rte. 66 Randolph, VT 05060	Bottled Water Manufacturer		Warrants	*	1	*	0.00	278
Convergent Capital, Ltd 505 N. Highway 169 Minneapolis MN 35441	Commercial Finance		Limited Partnership Interest	7%	1	*	0.00	240
Micromedics, Inc. 1270 Eagan Industrial Road St. Paul, MN 55121-1385	Medical Device Manufacturer		Common Stock	*	1	*	0.00	59
Star Concessions, Ltd. 8008 Cedar Springs Road, Terminal Building LB Dallas, TX 75235	Airport Food and Retail		Limited Partnership Interest	45%	1	*	0.00	40
Appliance Recycling Centers of America, Inc.**	Appliance Recycler		Common Stock	*	1	*	0.00	—
7400 Excelsior Boulevard Minneapolis, MN 55426-4516

Total					7	* %	4.70%	$2,138
Unrealized appreciation on equities								2,742

Equity investments, net								$4,880

Investment securities

Total					—	—%	—%	$—
Unrealized appreciation on investment securities								—
Investment securities, net								$—

Total investments at cost					2,102	100%	8.45%	$654,119

Deferred loan acquisition costs								734
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,920
Unrealized appreciation on equities								2,742
Unrealized depreciation on loans								(6,469)

Net Investments ($458,102 pledged as collateral under borrowing arrangements)								$653,046

*	Less than 1.0%

**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act.

(2)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Bank

(A wholly owned subsidiary of Medallion Financial Corp.)

Financial Statements for the years ended December 31, 2008, 2007, and, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Medallion Bank

We have audited the accompanying balance sheets of Medallion Bank (the “Bank”) (a wholly owned subsidiary of Medallion Financial Corp.) as of December 31, 2008 and 2007, and the related statements of operations and other comprehensive income (loss), changes in shareholder’s equity, and cash flows for each of the three years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2008, in conformity with US generally accepted accounting principles.

Weiser LLP

New York, New York

March 13, 2009

Medallion Bank

Statements of Operations and Other Comprehensive Income (Loss)

For the years ended December 31,

	2008	2007	2006
Interest income
Investments	$1,365,464	$1,654,465	$1,589,039
Loan interest including fees	40,007,949	34,909,582	28,386,375

Total interest income	41,373,413	36,564,047	29,975,414
Interest expense	14,933,771	13,803,604	10,453,732

Net interest income	26,439,642	22,760,443	19,521,682
Provision for loan losses	11,300,146	5,177,823	3,197,752

Net interest income after provision for loan losses	15,139,496	17,582,620	16,323,930
Non-interest income	468,566	336,719	490,128
Gain/(loss) on sale of assets	(88,794)	55,423	26,378
Non-interest expense
Loan servicing	4,190,889	3,520,906	2,951,525
Salaries and benefits	2,276,077	2,174,839	1,953,858
Regulatory fees	408,248	137,059	45,287
Professional fees	346,400	357,477	497,368
Occupancy and equipment	201,214	177,367	154,392
Credit reports	199,321	160,909	124,818
Other	932,170	661,324	561,761

Total non-interest expense	8,554,319	7,189,881	6,289,009

Income before income taxes	6,964,949	10,784,881	10,551,427
Provision for income taxes	2,775,621	4,058,745	4,387,959
Net income	4,189,328	6,726,136	6,163,468

Other comprehensive income/(loss), net of tax	(64,096)	269,518	(2,313)

Total comprehensive income	$4,125,232	$6,995,654	$6,161,155

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Balance Sheets

December 31,

	2008	2007
Assets
Cash and cash equivalents, substantially all of which are federal funds sold	$9,400,755	$17,024,801
Investment securities available-for-sale	20,088,254	21,837,833
Loans, net of deferred loan acquisition costs	406,910,964	322,419,804
Allowance for loan losses	(10,807,817)	(7,311,430)

Loans, net	396,103,147	315,108,374
Due from affiliates	—	1,120,371
Repossessed inventory	2,425,106	978,057
Fixed assets, net	206,393	198,304
Deferred tax asset	1,649,512	931,165
Other assets	5,520,841	4,635,517

Total assets	$435,394,008	$361,834,422

Liabilities and shareholder’s equity
Liabilities
Time deposits, including accrued interest payable of $3,655,540 in 2008 and $3,717,322 in 2007	$370,063,540	$302,800,323
Subordinated debt and related party deposit	205,553	105,553
Other liabilities	1,120,846	3,136,500
Due to affiliates	129,517	—
Taxes payable	106,199	898,925

Total liabilities	371,625,655	306,941,301

Commitments and contingencies	—	—
Shareholder’s equity
Common stock, $1 par value, 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000,000	1,000,000
Additional paid in capital	49,750,000	39,000,000
Accumulated other comprehensive income (loss), net of tax	(39,988)	24,108
Retained earnings	13,058,341	14,869,013

Total shareholder’s equity	63,768,353	54,893,121

Total liabilities and shareholder’s equity	$435,394,008	$361,834,422

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Changes in Shareholder’s Equity

For the years ended December 31, 2008, 2007, and 2006

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity
Balance at December 31, 2005	$1,000,000	$30,650,000	($243,097)	$7,729,409	$39,136,312
Capital Contributions	—	1,550,000	—	—	1,550,000
Net income	—	—	—	6,163,468	6,163,468
Unrealized losses on investment securities	—	—	(2,313)	—	(2,313)

Balance at December 31, 2006	1,000,000	32,200,000	(245,410)	13,892,877	46,847,467
Capital Contributions	—	6,800,000	—	—	6,800,000
Net income	—	—	—	6,726,136	6,726,136
Dividends paid to parent				(5,750,000)	(5,750,000)
Unrealized gains on investment securities	—	—	269,518	—	269,518

Balance at December 31, 2007	1,000,000	39,000,000	24,108	14,869,013	54,893,121
Capital Contributions	—	10,750,000	—	—	10,750,000
Net income	—	—	—	4,189,328	4,189,328
Dividends paid to parent	—	—	—	(6,000,000)	(6,000,000)
Unrealized losses on investment securities	—	—	(64,096)	—	(64,096)

Balance at December 31, 2008	$1,000,000	$49,750,000	($39,988)	$13,058,341	$63,768,353

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Cash Flows

For the years ended December 31,

	2008	2007	2006
Cash flows from operating activities
Net income from operations	$4,189,328	$6,726,136	$6,163,468
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	83,535	71,136	47,208
Provision for loan losses	11,300,146	5,177,823	3,197,752
Amortization of origination costs	2,181,515	1,155,607	851,052
Amortization of premium on investments	4,195	139,868	276,737
Deferred tax asset	(679,890)	(1,449,586)	730,159
Changes in operating assets and liabilities:
Interest receivable	(488,116)	(447,701)	(733,748)
Repossessed inventory	(1,447,049)	(205,212)	(291,947)
Other assets	(397,208)	44,855	(185,224)
Interest payable	(61,783)	489,783	1,137,326
Other liabilities	(2,015,653)	2,651,161	144,652
Taxes payable	(792,726)	918,333	(125,084)

Net cash provided by operating activities	11,876,294	15,272,203	11,212,351

Cash flows from investing activities
Increase in loans, net	(94,476,435)	(53,602,012)	(55,180,659)
Purchase of investments	(7,026,468)	(6,166,975)	(8,305,414)
Proceeds from maturity of investments	8,669,300	6,313,080	4,279,379
Purchase of premises and equipment	(91,624)	(101,900)	(71,100)
Loss on sale of premises and equipment	—	11,551	—
Proceeds from disposal of premises and equipment	—	5,000	—

Net cash used in investing activities	(92,925,227)	(53,541,256)	(59,277,794)

Cash flows from financing activities
Issuance of time deposits	446,205,000	216,633,000	297,782,000
Payments made at maturity of time deposits	(378,880,000)	(175,806,000)	(256,543,000)
Federal funds purchased	10,500,000	16,245,000	—
Payments made at maturity of federal funds purchased	(10,500,000)	(16,245,000)	—
Change in due to parent/affiliates	1,349,887	(1,282,065)	(51,756)
Proceeds from capital contributions	10,750,000	6,800,000	1,550,000
Dividends paid	(6,000,000)	(5,750,000)	—
Repayment of subordinated debt	—	—	(200,000)

Net cash provided by financing activities	73,424,887	40,594,935	42,537,244

Net change in cash and cash equivalents	(7,624,046)	2,325,882	(5,528,199)
Cash and cash equivalents, beginning of the year	17,024,801	14,698,919	20,227,118

Cash and cash equivalents, end of the year	$9,400,755	$17,024,801	$14,698,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$14,039,515	$12,518,703	$8,617,151
Cash paid for income taxes	3,400,625	4,590,000	3,782,883
Loans transferred to repossessed inventory	9,535,278	5,391,666	3,664,350

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Notes to Financial Statements

For the year ended December 31, 2008

1.	Organization and summary of significant accounting policies

Description of business – Medallion Bank (the Bank) is a limited service industrial bank headquartered in Salt Lake City, Utah. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank (IB) charter pursuant to the laws of the State of Utah. The Bank is a wholly owned subsidiary of Medallion Financial Corp. (Medallion). The Bank originates asset-based commercial loans and commercial loans to finance the purchase of taxi medallions (licenses), both of which are marketed and serviced by the Bank’s affiliates who have extensive prior experience in these asset groups. The Bank originates consumer loans on a national basis that are secured by marine, recreational vehicle, and trailer products to customers with prior credit blemishes. The Bank also originates unsecured consumer loans to finance hearing aids. Time certificates of deposits are originated nationally through a variety of brokered deposit relationships.

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

Cash and cash equivalents – The Bank considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that frequently exceed the federally insured limits. A non-interest bearing compensating balance of $100,000 is maintained at Zion’s Bank.

Investment securities – Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available-for-sale securities, or held-to-maturity securities. The Bank had $20,088,000 and $21,838,000 of available-for-sale securities at fair value as of December 31, 2008 and 2007. The statement further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings, at the date of the financial statements and reported in accumulated other comprehensive income (loss) as a separate component of shareholder’s equity, net of the effect of income taxes, until they are sold. The Bank had $64,000 of pretax net unrealized losses and $39,000 of pretax net unrealized gains on available-for-sale securities as of December 31, 2008 and 2007. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in shareholder’s equity, which were recorded net of the income tax effect, will be reversed.

Loans – Loans are reported at the principal amount outstanding, net of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan. Interest income is recognized on an accrual basis. Loans are usually charged-off when they are 120 days contractually past due unless the loan is both well secured and in the process of collection or bankruptcy, or when, in the opinion of management, full collection of principal and interest is unlikely. All interest accrued but not collected for loans that are charged off is reversed against interest income. For the recreational consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded to write the loan down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off, and any excess proceeds are recorded as a realized gain. Proceeds collected on charged off accounts are recorded as a recovery. Total loans 90 days or more past due were $4,345,000, $1,036,000, and $631,000 at December 31, 2008, 2007, and 2006.

A loan is considered to be impaired when, based on current information and events, it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are charged-down to fair value and placed on nonaccrual status. Fair value is determined based upon comparable market prices for substantially similar collateral plus management’s estimate of disposal costs. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At December 31, 2008, $2,442,000 or 1% of consumer loans and $1,832,000 or 2% of commercial loans were on nonaccrual, compared to $623,000, or less than 1% of consumer loans on nonaccrual at December 31, 2007, of which the Bank had established allowance for loan losses of $117,000, $222,000, and $27,000 respectively. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $141,000 in 2008, $27,000 in 2007, and $0 in 2006. None of the Bank’s medallion loans were on nonaccrual as of December 31, 2008 and 2007.

Allowance for loan losses –In analyzing the adequacy of the allowance for loan losses, the Bank uses historical delinquency and actual loss rates acquired from Medallion and the unrelated financial institution from which the consumer portfolio was purchased. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance and subsequent recoveries are added.

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

Other comprehensive gain/(loss) – The Bank had ($64,000), $270,000, and ($2,000) of net unrealized gains (losses) due to the mark-to-market of available-for-sale securities for the years ended December 31, 2008, 2007, and 2006. The Bank had no other components of comprehensive loss.

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

Fair value of assets and liabilities – The Bank adopted Statement of Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157) in the 2008 first quarter, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While SFAS No. 157 does not require any new fair value measurements, it applies under other pronouncements that require or permit fair value measurements, such as SFAS No. 107, 133, 150, 155, and 156. SFAS No 157 clarifies the definition of fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entities own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. For assets and liabilities measured at fair value on a recurring basis, SFAS No. 157 expands the required disclosures concerning the inputs used to measure fair value. See also Notes 11 and 12 to the financial statements.

Reclassifications – Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

Recently issued financial accounting standards – In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP clarifies the application of SFAS No. 157, “Fair Value Measurement”, and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate; however, the disclosure provisions for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods after November 15, 2008. Early application is permitted. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

2.	Loans and allowance for loan losses

Loans are summarized as follows at December 31.

Loans	2008	2007
Consumer	$190,703,397	$141,210,443
Taxi medallion	123,841,952	88,890,219
Commercial:
Asset-based	78,745,557	72,929,629
Construction	7,794,154	14,855,725

Total commercial	86,539,711	87,785,354
Deferred loan acquisition costs	5,825,904	4,533,788

Total loans	$406,910,964	$322,419,804

In October 2008, the Bank purchased approximately $26,000,000 of medallion loans from an unaffiliated third party for cash.

Changes in the allowance for loan losses are summarized as follows.

Balance at 12/31/05	$5,025,131
Provision for loan losses	3,197,752
Loan charge-offs	(3,298,937)
Recoveries	1,132,839

Balance at 12/31/06	6,056,785
Provision for loan losses	5,177,823
Loan charge-offs	(5,320,596)
Recoveries	1,397,418

Balance at 12/31/07	7,311,430
Provision for loan losses	11,300,146
Loan charge-offs	(9,565,538)
Recoveries	1,761,779

Balance at 12/31/08	$10,807,817

The loan charge-offs and recoveries resulted from the consumer portfolio.

3.	Investment securities

Fixed maturity securities available-for-sale at December 31, 2008 consists of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$17,707,234	$170,844	$159,320	$17,718,758
State and municipalities	2,445,000	30,998	106,498	2,369,496

Total	$20,152,234	$201,838	$265,818	$20,088,254

Fixed maturity securities available-for-sale at December 31, 2007 consists of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$19,149,260	$144,982	$120,165	$19,174,077
State and municipalities	2,650,000	23,286	9,530	2,663,756

Total	$21,799,260	$168,268	$129,695	$21,837,833

The amortized cost and estimated market value of investment securities as of December 31, 2008 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Market Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,035,620	1,036,399
Due after ten years	19,116,614	19,051,855

Total	$20,152,234	$20,088,254

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Over Twelve Months
December 31, 2008	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$88,019	$6,678,469	$71,301	$2,739,699
State and municipalities	106,498	743,502	—	—

Total	$194,517	$7,421,971	$71,301	$2,739,699

	Less than Twelve Months		Over Twelve Months
December 31, 2007	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$—	$—	$120,165	$8,291,706
State and municipalities	4,084	495,916	5,446	459,554

Total	$4,084	$495,916	$125,611	$8,751,260

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Bank has the intent and ability to hold the securities for the foreseeable future. The decline in fair value is primarily due to the decrease in the value of the underlying collateral. The fair value is expected to recover as the bonds approach the maturity date.

4.	Fixed assets

Fixed assets and their related useful lives at December 31 were as following:

	Useful lives	2008	2007
Computer software	3 years	$189,237	$128,037
Furniture and fixtures	5-10 years	91,552	85,376
Leasehold improvements	3-5 years	66,749	61,550
Equipment	5 years	58,232	40,875
Telephone equipment	3 years	36,287	34,347
Deposit system	3 years	13,975	13,975

		456,032	364,160
Less accumulated depreciation and amortization		(249,639)	(165,856)

Net fixed assets		$206,393	$198,304

5.	Deposits

At December 31, 2008 the scheduled maturities of all time deposits were as follows.

2009	$229,863,000
2010	54,986,000
2011	81,559,000

Total	$366,408,000

All time deposits are in denominations of less than $100,000 and have been originated through Certificate of Deposit Broker relationships. The weighted average interest rate of deposits outstanding at December 31, 2008 was 3.85%.

6.	Income taxes

Income taxes are summarized as follows.

	2008	2007	2006
Current
Federal	$2,979,078	$4,770,556	$3,168,568
State	476,433	737,776	489,231
Deferred
Federal	(592,725)	(1,263,743)	730,160
State	(87,165)	(185,844)	—

Net provision for income taxes	$2,775,621	$4,058,745	$4,387,959

The following table reconciles the provision for income taxes to the US federal statutory income tax rate for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
US federal statutory tax rate	34.0%	34.0%	34.0%
State taxes	5.6	4.3	4.6
Prior year under (over) accrual	—	4.0	7.4
Other	0.3	(4.7)	(4.4)

Effective income tax rate	39.9%	37.6%	41.6%

The Bank files its tax returns on a separate company basis.

Deferred tax balances reflected in the balance sheet were as follows.

	2008	2007
Provision for loan losses	$4,031,258	$2,727,106
Loan origination fees	(2,265,914)	(1,768,963)
Unrealized (gains) losses on investments	23,993	(14,465)
Other	(139,825)	(12,513)

Net deferred tax asset (liability)	$1,649,512	$931,165

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to SFAS No. 109, “Accounting for Income Taxes,” become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based on these considerations, no valuation allowance was deemed necessary as of December 31, 2008 and 2007.

7.	Other transactions with affiliates

The Bank’s taxi medallion, asset-based commercial, and certain other construction loans aggregated $204,055,000 and $163,816,000 at December 31, 2008 and 2007. These loans are marketed and serviced by the affiliates. The Bank paid $1,492,000, $1,395,000, and $1,327,000 for loan servicing fees to affiliates for 2008, 2007, and 2006. Origination fees of $804,000, $529,000, and $540,000 were capitalized as deferred costs and will be amortized to interest income over the life of the loan for 2008, 2007, and 2006. Amortization costs were $680,000, $526,000, and $567,000 for 2008, 2007, and 2006.

As part of the settlement for the purchase of the taxi medallion loans, the Bank issued a subordinated promissory note to Medallion for $305,553 in 2004. The promissory note is interest bearing at the rate of 3 month Libor (1.43% at December 31, 2008) plus 125 basis points, adjustable quarterly, interest paid monthly. The promissory note will be used to cover any loss that may arise in the taxi medallion loan purchased portfolio. The note was paid down to $105,553 in 2006. The remaining balance of the promissory note will be repaid to Medallion after the purchased portfolio has liquidated. Interest expense of $5,000, $7,000, and $16,000 was paid on this note for 2008, 2007, and 2006.

At December 31, 2008, the Bank owed $130,000 to affiliates for origination fees, monthly servicing fees on loans, charges for corporate overhead, legal and business development expenses due to the affiliates, partially offset by payments due the Bank from collection of loan payments by affiliates. At December 31, 2007, the Bank was owed $1,120,000 for collections of loan payments by affiliates, partially offset by origination fees, monthly servicing fees on loans, charges for corporate overhead, and legal and business development expenses due to the affiliates.

The bank reimbursed the parent for expenses incurred on its behalf of $192,000, $173,000, and $167,000 for 2008, 2007, and 2006.

8.	401(k) plan

The Bank participates in the 401(k) plan offered by Medallion. The 401(k) Plan covers all full and part-time employees of the Bank who have attained the age of 21 and have a minimum of one year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided however, that employees’ contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. At the discretion of Medallion’s Board of Directors, the Bank can provide for employer matching contributions. Medallion has elected to match employee contributions up to one-third of the employee’s contribution, but not greater than 2% of the portion of the employee’s annual salary eligible for 401(k) benefits. For the years ended December 31, 2008, 2007, and 2006, the Bank provided $20,000, $15,000, and $11,000 in employer matching, which amount is included in salaries and benefits expense on the accompanying statement of operations.

9.	Commitments and contingencies

Lines of credit – At December 31, 2008, the Bank had unsecured Federal Funds lines with correspondent banks of $25,000,000.

Loans – At December 31, 2008, the Bank had commitments to extend credit of $31,083,000 to asset-based customers as long as there is no violation of any condition established in the contract. The Bank had commitments to extend credit of $526,000 to real estate customers for unfunded amounts.

Leases – The Bank leases office space under a non-cancelable operating lease that expires November 2012. Rental expense related to the lease was $120,000, $111,000, and $112,000 for the years ended December 31, 2008, 2007, and 2006. The Bank has the option to extend the lease term for an additional five years.

Future minimum lease payments under this operating lease as of December 31, 2008 were as follows:

2009	$122,880
2010	125,446
2011	129,208
2012	121,691
2013	—

Total	$499,225

10.	Capital requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, and that a ratio of Tier 1 Capital as defined in section 325.2 of the FDIC Rules and Regulations (12 C.F.R. § 325.2), to total assets of not less than 15% will be maintained, and an adequate allowance for loan losses shall be maintained and no dividends shall be paid throughout the first three years of operation. As of December 31, 2008, the Bank’s Tier 1 leverage capital ratio was 14.7%, below the FDIC mandated 15%, and as a result, in January 2009, $1,750,000 of capital was contributed by the parent to the Bank.

The Bank’s actual and the regulatory minimum capital amounts and ratios as of December 31, 2008 and 2007 are presented in the following tables.

	Actual		Minimum for Capital Adequacy Purposes		Minimum To be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to average assets)	$63,808,000	14.7%	$17,383,400	4.0%	$21,729,250	5.0%
Tier 1 Capital (to risk-weighted assets)	63,808,000	15.3	16,723,560	4.0	25,085,340	6.0
Total Capital (to risk-weighted assets)	69,105,000	16.5	33,447,120	8.0	41,808,900	10.0

	Actual		Minimum for Capital Adequacy Purposes		Minimum To be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to average assets)	$54,869,000	15.8%	$13,884,440	4.0%	$17,355,550	5.0%
Tier 1 Capital (to risk-weighted assets)	54,869,000	16.3	13,444,120	4.0	20,166,180	6.0
Total Capital (to risk-weighted assets)	59,109,000	17.6	26,888,240	8.0	33,610,300	10.0

11.	Fair value of financial instruments

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

(a) Loans – Current market value most closely approximates book value.

(b) Investments – The Bank’s investments are recorded at the estimated fair value of such investments.

(c) Cash – book value equals market value.

(d) Floating rate borrowings - Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(e) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2008 and 2007, the estimated fair value of these off-balance-sheet instruments was not material.

(f) Fixed rate borrowings - The fair value of time deposits issued is estimated based on current market interest rates for similar debt.

	December 31, 2008		December 31, 2007
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Loans	$396,103	$396,103	$315,108	$315,108
Investment securities	20,088	20,088	21,838	21,838
Cash	9,401	9,401	17,025	17,025
Financial Liabilities
Funds borrowed	366,408	366,408	302,906	302,906

12.	Fair value of assets and liabilities

SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

In accordance with SFAS No. 157, the Bank has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3).

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

Financial assets and liabilities recorded on the balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Bank has the ability to access (examples include active exchange-traded equity securities, exchanged-traded derivatives, most US Government and agency securities, and certain other sovereign government obligations).

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

Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in/out of the level 3 category.

The following table presents the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$20,088	$—	$20,088

(1)	Total realized and unrealized gains (losses) of ($64) were included in accumulated other comprehensive income (loss) for 2008 related to these assets.

The following table presents the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2008.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$3,935	$3,935

(1)	Total unrealized losses of $571 for impaired loans were included in income for 2008 related to these assets.

See Note 1 for further discussion of valuation techniques used in measuring fair value.

13.	Subsequent events – Troubled Assets Relief Program (TARP)

On February 27, 2009, the Bank issued and sold, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP), (1) 11,800 shares of the Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant (the Warrant), which was immediately exercised, to purchase up to 590 shares of the Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, for an aggregate purchase price of approximately $11,800,000 in cash. The liquidation preference of both Series is $1,000 per share.

The securities were sold in a private placement exempt from SEC registration.

Non-cumulative dividends on the Series A shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, and the dividends on the Series B shares will accrue on the liquidation preference at a rate of 9% per annum, both, if, as, and when declared by the Bank’s Board of Directors out of funds legally available thereof. The Preferred Shares have no maturity date and rank senior to the Bank’s common stock (and pari passu with one another) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of the Bank. The Bank’s Articles of Amendments provide that, subject to the approval of the FDIC, the Preferred Shares are redeemable at the option of the Bank at 100% of their liquidation preference plus declared and unpaid dividends, provided, however, that the Preferred Shares may be redeemed prior to February 27, 2012 only if (i) the Bank has raised aggregate gross proceeds in one or more Qualified Equity Offerings, as defined, of at least $3,097,500 and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such offerings. The Series B shares cannot be redeemed until the Series A shares have been redeemed.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the ARRA) was signed into law. The ARRA, among other things, directs the US Treasury to permit CPP participants to redeem the preferred stock issued under the CPP without first requiring a Qualified Equity Offering, upon consultation with the appropriate Federal banking agency.

The agreements between the Bank and the US Treasury pursuant to which the Preferred Shares and the Warrant were sold contain limitations on the payment of common stock dividends to a quarterly rate of $1.00 per share or $1,000,000, and on the Bank’s ability to repurchase its common stock, and subjects the Bank and Medallion to certain of the executive compensation limitations and requirements included in the Emergency Economic Stabilization Act of 2008 (the EESA). As a condition to the closing of the transaction, Medallion and its senior executive officers have agreed to all terms and conditions.

The ARRA amends the EESA to require the US Treasury to issue additional executive compensation standards applicable to CPP participants (which may include parent companies such as Medallion), which will include, among other things, the repayment by the senior executive officers and other highly compensated employees of bonus amounts if the bonus was based on materially inaccurate financial information or other criteria and the prohibition of the payment or accrual of any bonus to the institution’s highest paid executive officer except through restricted stock with delayed vesting and subject to dollar limits. The ARRA further requires CPP participants to permit stockholders to vote on a non-binding resolution approving the institution’s compensation of executives.