Form 10-Q
period 2009-03-31
MEDALLION FINANCIAL CORP
filed 2009-05-08
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 5, 2009 was 17,565,771.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end management investment company organized as a Delaware corporation. We have elected to be regulated as a business development company (BDC) under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 9%, and our commercial loan portfolio at a compound annual growth rate of 7% (both 12% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17%. Total assets under our management, which includes assets serviced for third party investors and managed by Medallion Bank, were $1,069,153,000 as of March 31, 2009, and $1,075,509,000 and $1,024,219,000 as of December 31, 2008 and March 31, 2008, and have grown at a compound annual growth rate of 14% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $134,900,000 or $8.72 per share.

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

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2009.

Our consolidated balance sheet as of March 31, 2009, and the related consolidated statements of operations, changes in net assets, and cash flows for the three months ended March 31, 2009 and 2008 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2009 and 2008, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2009	2008
Interest income on investments	$9,393	$12,586
Dividends and interest income on short-term investments(1)	1,044	1,606
Medallion lease income	297	252

Total investment income	10,734	14,444

Total interest expense(2)	4,645	7,203

Net interest income	6,089	7,241

Total noninterest income	699	803

Salaries and benefits	3,114	2,627
Professional fees	403	368
Occupancy expense	293	343
Other operating expenses	1,069	1,309

Total operating expenses	4,879	4,647

Net investment income before income taxes(1) (3)	1,909	3,397
Income tax (provision) benefit	—	—

Net investment income after income taxes	1,909	3,397

Net realized gains (losses) on investments	(364)	1,147

Net change in unrealized appreciation (depreciation) on investments	867	(218)
Net change in unrealized depreciation on Medallion Bank and other controlled subsidiaries	(523)	(405)

Net unrealized appreciation (depreciation) on investments	344	(623)

Net realized/unrealized gains (losses) on investments	(20)	524

Net increase in net assets resulting from operations	$1,889	$3,921

Net increase in net assets resulting from operations per common share

Basic	$0.11	$0.22
Diluted	0.11	0.22

Dividends declared per share	$0.19	$0.19

Weighted average common shares outstanding
Basic	17,555,799	17,492,879
Diluted	17,649,531	17,729,434

(1)	Includes $1,000 and $1,500 of dividend income for the three months ended March 31, 2009 and 2008 from Medallion Bank.
(2)	Average borrowings outstanding were $452,771 and $523,929, and the related average borrowing costs were 4.16% and 5.54% for the 2009 and 2008 first quarters.
(3)	Includes $594 and $547 of net revenues received from Medallion Bank for the three months ended March 31, 2009 and 2008, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	UNAUDITED March 31, 2009	December 31, 2008
Assets
Medallion loans, at fair value	$399,604	$402,964
Commercial loans, at fair value(1)	90,671	89,611
Investment in Medallion Bank and other controlled subsidiaries, at fair value	76,010	74,750
Investment securities, at fair value	—	—
Equity investments, at fair value	2,793	3,272

Net investments ($318,031 at March 31, 2009 and $347,517 at December 31, 2008 pledged as collateral under borrowing arrangements)	569,078	570,597

Cash and cash equivalents ($0 at March 31, 2009 and December 31, 2008 restricted as to use by lender)(2)	24,104	32,075
Accrued interest receivable	2,156	2,149
Fixed assets, net	352	411
Goodwill, net	5,069	5,069
Other assets, net	39,877	36,384

Total assets	$640,636	$646,685

Liabilities
Accounts payable and accrued expenses	$5,798	$7,074
Accrued interest payable	778	2,015
Funds borrowed	460,411	462,650

Total liabilities	466,987	471,739

Commitments and contingencies	—	—

Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized – none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 18,980,013 shares at March 31, 2009 and 18,963,466 shares at December 31, 2008 issued)	190	190
Treasury stock at cost (1,414,242 shares at March 31, 2009 and December 31, 2008)	(13,012)	(13,012)
Capital in excess of par value	178,633	178,482
Accumulated undistributed net investment loss	(3,965)	(1,650)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	11,803	10,936

Total shareholders’ equity (net assets)	173,649	174,946

Total liabilities and shareholders’ equity	$640,636	$646,685

Number of common shares outstanding	17,565,771	17,549,224
Net asset value per share	$9.89	$9.97

(1)	Includes a $3,100 loan to an entity which is majority owned by one of our controlled subsidiaries.
(2)	Includes $100 in an FDIC insured deposit with Medallion Bank.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2009	2008
Net investment income after income taxes	$1,909	$3,397
Net realized gains (losses) on investments	(364)	1,147
Net unrealized gains (losses) on investments	344	(623)

Net increase in net assets resulting from operations	1,889	3,921

Investment income, net	(2,706)	(3,324)
Return of capital	(631)	—
Realized gain from investment transactions, net	—	—

Dividends and distributions to shareholders’ (1)	(3,337)	(3,324)

Exercise of stock options	151	78
Treasury stock acquired	—	(74)

Capital share transactions	151	4

Total increase (decrease) in net assets	(1,297)	601
Net assets at the beginning of the period	174,946	172,423

Net assets at the end of the period(2)	$173,649	$173,024

Capital share activity
Common stock issued, beginning of period	18,963,466	18,902,416
Exercise of stock options	16,547	4,500

Common stock issued, end of period	18,980,013	18,906,916

Treasury stock, beginning of period	(1,414,242)	(1,406,551)
Treasury stock acquired	—	(7,691)

Treasury stock, end of period	(1,414,242)	(1,414,242)

Common stock outstanding	17,565,771	17,492,674

(1)	Dividends declared were $0.19 and $0.19 per share for the quarters ended March 31, 2009 and 2008.
(2)	Includes $0 of undistributed net investment income and $0 of undistributed net realized gains on investments at March 31, 2009.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,889	$3,921
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	416	391
Amortization of origination costs	31	138
Increase in net unrealized (appreciation) depreciation on investments	(867)	218
Increase in unrealized depreciation on Medallion Bank and other controlled subsidiaries	523	405
Net realized (gains) losses on investments	364	(1,147)
Stock-based compensation expense	62	57
(Increase) decrease in accrued interest receivable	(7)	199
(Increase) decrease in other assets, net	(2,002)	2,197
Decrease in accounts payable and accrued expenses	(1,275)	(349)
Decrease in accrued interest payable	(1,237)	(1,369)

Net cash provided by (used for) operating activities	(2,103)	4,661

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(51,336)	(73,085)
Proceeds from principal receipts, sales, and maturities of investments	52,749	94,308
Investments in Medallion Bank and other controlled subsidiaries, net	(1,782)	(8,105)
Capital expenditures	(12)	(36)

Net cash provided by (used for) investing activities	(381)	13,082

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	119,307	90,324
Repayments of funds borrowed	(121,546)	(107,216)
Proceeds from exercise of stock options	89	21
Purchase of treasury stock at cost	—	(74)
Payments of declared dividends	(3,337)	(3,324)

Net cash used for financing activities	(5,487)	(20,269)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,971)	(2,526)
Cash and cash equivalents, beginning of period	32,075	33,454

Cash and cash equivalents, end of period	$24,104	$30,928

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$5,537	$8,294
Cash paid during the period for income taxes	—	—
Non-cash investing activities-net transfers to (from) other assets	—	(642)

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

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

The Company also conducts business through Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business, and Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans. MFC, MCI, and FSVC, as SBICs, are regulated and financed in part by the Small Business Administration (SBA). The Company also conducts business through our asset-based lending division, Medallion Business Credit (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables.

In December 2008, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $179,620,000 at March 31, 2009, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,172,000 at March 31, 2009, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

In December 2006, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust II (Trust II), for the purpose of owning medallion loans originated by MFC or others. Trust II is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust II, will be entitled to be satisfied out of Trust II’s assets prior to any value in Trust II becoming available to Trust II’s equity holders. The assets of Trust II, aggregating $143,391,000 at March 31, 2009, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust II. Trust II’s loans are serviced by MFC.

In December 2006, September 2006, and previously in June 2003, MFC through several wholly-owned and newly formed subsidiaries which, along with an existing subsidiary (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions out of foreclosure which are leased to fleet operators while being held for sale.

A wholly-owned portfolio investment, Medallion Bank, a Federal Deposit Insurance Corporation (FDIC) insured industrial bank, originates medallion loans, commercial loans, and consumer loans, raises deposits, and conducts other banking activities (see Note 3). Medallion Bank was capitalized on December 16, 2003, and on December 22, 2003, the FDIC certified that the deposits of each depositor in Medallion Bank were insured to the maximum amount provided by the Federal Deposit Insurance Act and Medallion Bank opened for business. Medallion Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies.

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

In September 2002, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust I (Trust), for the purpose of owning medallion loans originated by MFC or others. The Trust was a separate legal and corporate entity with its own creditors who, in any liquidation of the Trust, would have been entitled to be satisfied out of the Trust’s assets prior to any value in the Trust becoming available to the Trust’s equity holders. As of March 31, 2009, the Trust had ceased operations and its assets were reduced to $0.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for Medallion Bank and other portfolio investments. All significant intercompany transactions, balances, and profits have been eliminated in consolidation. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act. See Note 3 for the presentation of financial information for Medallion Bank and other controlled subsidiaries.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that frequently exceed the federally insured limits.

Fair Value of Assets and Liabilities

The Company adopted Statement of Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157) in the 2008 first quarter, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While SFAS No. 157 does not require any new fair value measurements, it applies under other pronouncements that require or permit fair value measurements, such as SFAS No. 107, 133, 150, 155, and 156. SFAS No. 157 clarifies the definition of fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entities own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. For assets and liabilities measured at fair value, SFAS No. 157 expands the required disclosures concerning the inputs used to measure fair value. See also Notes 2, 11 and 12 to the consolidated financial statements.

Investment Valuation

The Company’s loans, net of participations and any unearned discount, are considered investment securities under the 1940 Act and are recorded at fair value. As part of the fair value methodology, loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by management, and approved by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. Foreclosed properties, which represent collateral received from defaulted borrowers, and which are carried in other assets on the consolidated balance sheet, are valued similarly.

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 14% of the investment portfolio at March 31,

2009 and December 31, 2008, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $824,000 and $1,543,000 at March 31, 2009 and December 31, 2008, and non-marketable securities of $1,969,000 and $1,729,000 in the comparable periods. The $76,010,000 and $74,750,000 related to portfolio investments in controlled subsidiaries at March 31, 2009 and December 31, 2008 were all non-marketable in each period. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 70% of the Company’s investment portfolio at March 31, 2009 and December 31, 2008 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 75% and 76% were in New York City at March 31, 2009 and December 31, 2008. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (16% at March 31, 2009 and December 31, 2008) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, wholesaling, administrative and support services, accommodation and food services, and various other industries. More than 25% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the US. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 13%, 1%, and 0% at March 31, 2009 and December 31, 2008.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 57% at March 31, 2009 and December 31, 2008 (74% in New York City for both periods), commercial loans were 19% for both periods, and 21% and 20% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, and trailers. Investment securities were 2% at March 31, 2009 and December 31, 2008, and equity investments (including investments in controlled subsidiaries) were 1% and 2%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2009 and December 31, 2008, net origination costs totaled approximately $140,000 and $252,000. Amortization expense for the three months ended March 31, 2009 and 2008 was $31,000 and $138,000.

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

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At March 31, 2009, December 31, 2008, and March 31, 2008, total non-accrual loans were $25,173,000, $17,939,000, and $18,889,000, and represented 5%, 4%, and 3% of the gross medallion and commercial loan portfolio at each period end. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $4,966,000, $4,172,000, and $7,461,000 as of March 31, 2009, December 31, 2008, and March 31, 2008, of which $861,000 and $713,000 would have been recognized in the quarters ended March 31, 2009 and 2008.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (SFAS 140). In addition, we are in compliance with Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with SFAS 156, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company was $261,376,000 and $268,028,000 at March 31, 2009 and December 31, 2008, and included $201,082,000 and $204,055,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with SFAS 156, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of March 31, 2009 and December 31, 2008.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments was $11,803,000, $10,936,000, and $4,396,000 as of March 31, 2009, December 31, 2008, and March 31, 2008. Our investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the quarters ended March 31 2009 and 2008.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2008	$(5,115)	$437	$15,614	$10,936
Net change in unrealized
Appreciation on investments	—	(656)	1,837	1,181
Depreciation on investments	(621)	(63)	—	(684)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	370	—	—	370

Balance March 31, 2009	$(5,366)	$(282)	$17,451	$11,803

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2007	$(6,469)	$2,742	$8,341	$4,614
Net change in unrealized
Appreciation on investments	—	—	1,670	1,670
Depreciation on investments	(500)	(123)	(150)	(773)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(1,260)	(1,260)
Losses on investments	145	—	—	145

Balance March 31, 2008	$(6,824)	$2,619	$8,601	$4,396

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$(656)	$—
Unrealized depreciation	(684)	(623)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries	(523)	(405)
Realized gains	—	—
Realized losses	370	145
Unrealized appreciation on foreclosed properties	1,837	260

Total	$344	$(623)

Net realized gains (losses) on investments
Realized gains	$—	$—
Realized losses	(370)	(145)
Other gains	—	30
Direct recoveries	6	15
Realized gains on foreclosed properties	—	1,247

Total	$(364)	$1,147

Goodwill

Effective January 1, 2002, coincident with the adoption of SFAS No.142, “Goodwill and Intangible Assets,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of March 31, 2009. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $71,000 and $114,000 for the quarters ended March 31, 2009 and 2008.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was approximately $345,000 and $277,000 for the quarters ended March 31, 2009 and 2008. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $5,720,000, $5,748,000, and $3,081,000 as of March 31, 2009, December 31, 2008, and March 31, 2008.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2007 and 2006, and anticipates qualifying and filing as a RIC for 2008. As a result, no provisions for income taxes have been recorded for the three months ended March 31, 2009 and 2008. State and local tax treatment follows the federal model.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net increase in net assets resulting from operations available to common shareholders	$1,889	$3,921

Weighted average common shares outstanding applicable to basic EPS	17,555,799	17,492,879
Effect of dilutive stock options	93,732	236,555

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,649,531	17,729,434

Basic earnings per share	$0.11	$0.22
Diluted earnings per share	0.11	0.22

Potentially dilutive common shares excluded from the above calculations aggregated 1,351,060, and 823,602 shares as of March 31, 2009 and 2008.

Stock Compensation

The Company applies SFAS No. 123 (Revised), “Share-Based Payment” (SFAS No. 123R), and related interpretations in accounting for its stock option plans, and accordingly, the Company recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected in net increase in net assets resulting from operations, for both any new grants, as well as for all unvested options outstanding at December 31, 2005, in both cases using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During the three months ended March 31, 2009 and 2008, the Company issued 0 and 41,166 shares of stock-based compensation awards, and recognized $62,000 and $57,000, or $0.00 per diluted common share for each period, of non-cash stock-based compensation expense related to the option grants. As of March 31, 2009, the total remaining unrecognized compensation cost related to unvested stock options was $387,000, which is expected to be recognized over the next nine quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to hedge a portion of its variable-rate debt. On February 18, 2009, the Company entered into contracts to purchase interest rate caps on $132,000,000 notional value of principal from DZ Bank. The caps provide for payments to the Company if LIBOR (0.50% at March 31, 2009) exceeds 4%. The caps were purchased in three tranches expiring in six months, one year, and two years, and in the aggregate cost of $70,000, which is carried in other assets on the balance sheet, and changes in fair value are recorded in interest expense. As of March 31, 2009, the fair value of the interest rate caps were $63,000. The Company had no interest rate cap agreements or other derivative instruments outstanding during 2008.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statements of operations and other valuation adjustments on other controlled subsidiaries for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Statement of operations
Investment income	$10,813	$9,275
Interest expense	3,467	3,686

Net interest income	7,346	5,589
Noninterest income	104	95
Operating expenses	2,391	1,859

Net investment income before income taxes	5,059	3,825
Income tax provision	(207)	(686)

Net investment income after income taxes	4,852	3,139
Net realized/unrealized losses of Medallion Bank	(3,911)	(1,914)

Net increase in net assets resulting from operations of Medallion Bank	941	1,225
Unrealized depreciation on Medallion Bank (1)	(1,140)	(1,500)
Net realized/unrealized losses of controlled subsidiaries other than Medallion Bank	(324)	(130)

Net decrease in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$(523)	$(405)

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the parent and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of March 31, 2009 and December 31, 2008.

(Dollars in thousands)	2009	2008
Loans	$393,437	$396,103
Investment securities, at fair value	16,513	20,088

Net investments ($0 pledged as collateral under borrowing arrangements at March 31, 2009 and December 31, 2008) (1)	409,950	416,191
Cash ($0 at March 31, 2009 and December 31, 2008 restricted as to use by lender)	20,815	9,401
Other assets, net	9,103	9,802

Total assets	$439,868	$435,394

Other liabilities	$3,286	$1,227
Payable to parent	303	235
Deposits and federal funds purchased, including accrued interest payable (2)	359,159	370,164

Total liabilities	362,748	371,626
Medallion Bank equity (3)	77,120	63,768

Total liabilities and equity	$439,868	$435,394

Investment in other controlled subsidiaries	$10,387	$10,747
Total investment in Medallion Bank and other controlled subsidiaries	$76,010	$74,750

(1)	Included in Medallion Bank’s net investments is $674 and $856 for purchased loan premium and facility fees at March 31, 2009 and December 31, 2008.
(2)	Includes $100 in an FDIC insured deposit from the Company.
(3)	Includes $11,800 of preferred stock issued to the US Treasury under the Troubled Asset Relief Program (TARP).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At March 31, 2009 and December 31, 2008, the net premium on investment securities totaled $84,000 and $96,000, and $12,000 and ($64,000) was amortized/(accreted) into interest income for the quarters ended March 31, 2009 and 2008.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At March 31, 2009, $2,192,000 or 1% of consumer loans, and $3,323,000 or 4% of commercial loans were on nonaccrual, compared to $2,442,000 or 1% of consumer loans and $1,832,000 or 2% of commercial loans on nonaccrual at December 31, 2008, and $669,000 or less than 1% of consumer loans on nonaccrual at March 31, 2008. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $110,000, $141,000, and $30,000 as of March 31, 2009, December 31, 2008, and March 31, 2008. None of Medallion Bank’s medallion loans were on nonaccrual at March 31, 2009, December 31, 2008, and March 31, 2008.

Medallion Bank’s loan and investment portfolios are assessed for collectability on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. The consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000, of which $93,000 and $116,000 was amortized into interest income in the quarters ended March 31, 2009 and 2008. The premium amount on the balance sheet was $724,000 and $818,000 at March 31, 2009 and December 31, 2008. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described previously in Note 2.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.25% to 0.55%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at March 31, 2009 and December 31, 2008 was $944,000 and $988,000, and $253,000 and $205,000 was amortized to interest expense during the quarters ended March 31, 2009 and 2008. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending March 31,						March 31, 2009	December 31, 2008	Interest Rate (1)
(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter
Deposits	$221,315	$43,744	$90,751	$—	$—	$—	$355,810	$366,408	3.31%

(1)	Weighted average contractual rate as of March 31, 2009.

Medallion Bank is subject to various regulatory capital requirements administered by the FDIC and State of Utah Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Medallion Bank’s and our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Medallion Bank must meet specific capital guidelines that involve quantitative measures of Medallion Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Medallion Bank’s capital amounts and classification are also subject to qualitative judgments by Medallion Bank regulators about components, risk weightings, and other factors.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, that the Tier I Leverage Capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including an aggregate of $1,750,000 contributed over the 2009 first quarter, and an aggregate of $500,000 contributed over the 2008 first quarter. Separately, Medallion Bank paid dividends to the Company of $1,000,000 and $1,500,000 in the 2009 and 2008 first quarters. Without the capital infusions by the Company, a portion of the Medallion Bank dividends would have been retained to ensure Medallion Bank met its capital ratio requirements, and in such circumstance, if the Company maintained its dividends at the existing levels, a portion of those dividends would have represented a tax-free return of capital.

On February 27, 2009, Medallion Bank issued and sold, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP), (1) 11,800 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant (the Warrant), which was immediately exercised, to purchase up to 590 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, for an aggregate purchase price of approximately $11,800,000 in cash. The liquidation preference of both Series is $1,000 per share.

The securities were sold in a private placement exempt from SEC registration.

Non-cumulative dividends on the Series A shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, and the dividends on the Series B shares will accrue on the liquidation preference at a rate of 9% per annum, both, if, as, and when declared by Medallion Bank’s Board of Directors out of funds legally available thereof. The Preferred Shares have no maturity date and rank senior to Medallion Bank’s common stock (and pari passu with one another) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of Medallion Bank. Medallion Bank’s Articles of Amendments provide that, subject to the approval of the FDIC, the Preferred Shares are redeemable at the option of Medallion Bank at 100% of their liquidation preference plus declared and unpaid dividends, provided, however, that the Preferred Shares may be redeemed prior to February 27, 2012 only if (i) Medallion Bank has raised aggregate gross proceeds in one or more Qualified Equity Offerings, as defined, of at least $3,097,500 and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such offerings. The Series B shares cannot be redeemed until the Series A shares have been redeemed.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the ARRA) was signed into law. The ARRA, among other things, directs the US Treasury to permit CPP participants to redeem the preferred stock issued under the CPP without first requiring a Qualified Equity Offering, upon consultation with the appropriate Federal banking agency.

The agreements between Medallion Bank and the US Treasury pursuant to which the Preferred Shares and the Warrant were sold contain limitations on the payment of common stock dividends to a quarterly rate of $1.00 per share or $1,000,000, and on Medallion Bank’s ability to repurchase its common stock, and subjects Medallion Bank and the Company to certain of the executive compensation limitations and requirements included in the Emergency Economic Stabilization Act of 2008 (the EESA). As a condition to the closing of the transaction, the Company and its senior executive officers have agreed to all terms and conditions.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of March 31, 2009 and December 31, 2008, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of March 31, 2009, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	March 31, 2009	December 31, 2008
Tier I capital	$17,396	$21,746	$77,066	$63,808
Total capital	33,300	41,625	82,350	69,105
Average assets	—	—	434,910	434,585
Risk-weighted assets	—	—	416,252	418,089
Leverage ratio (1)	4%	5%	17.7%	14.7%
Tier I capital ratio (2)	4	6	18.5	15.2
Total capital ratio (2)	8	10	19.8	16.5

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending March 31,						March 31, 2009	December 31, 2008	Interest Rate (1)
(Dollars in millions)	2010	2011	2012	2013	2014	Thereafter
Revolving lines of credit	$119,933	$—	$—	$—	$163,519	$—	$283,452	$314,858	2.00%
SBA debentures	—	—	28,485	19,300	9,150	31,315	88,250	88,250	6.10%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.68%
Notes payable to banks	23,061	3,813	24,050	4,785	—	—	55,709	26,542	4.39%

Total	$142,994	$3,813	$52,535	$24,085	$172,669	$64,315	$460,411	$462,650	3.48%

(1)	Weighted average contractual rate as of March 31, 2009.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $163,519,000 was outstanding at March 31, 2009. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.50% at March 31, 2009) plus 0.75%, or 90 day LIBOR (1.19% at March 31, 2009) plus 0.50%; plus 0.95%.

In December 2006, and as renegotiated in December 2007 and November 2008, Trust II entered into a revolving line of credit agreement with Citibank N.A., to provide up to $250,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (Citi line), of which $119,933,000 was outstanding at March 31, 2009. In November 2008, the line of credit was reduced to $225,000,000. Borrowings under Trust II’s revolving line of credit are collateralized by Trust II’s assets. MFC is the servicer of the loans owned by Trust II. The Citi line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The Citi line matures in November 2009. The interest rate is a pooled short-term commercial paper rate, which approximates LIBOR (0.50% at March 31, 2009), plus 0.82% with a facility fee of 0.15% on the aggregate Citi line, and prior to November 2008 was plus 0.47% with a facility fee of 0.15%.

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

Based on current market conditions, we expect that Citibank may not extend the credit facility beyond its current maturity date in November 2009. We have available liquidity of $36,481,000 under our revolving credit agreement with DZ Bank as of March 31, 2009. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, including sources of liquidity to repay our borrowings under the Citibank line; however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis.

(B) SBA DEBENTURES

In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of March 31, 2009, $91,000,000 of commitments had been fully utilized, and $8,500,000 was available for borrowing.

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

(C) PREFERRED SECURITIES, NOTES PAYABLE TO BANKS, AND MARGIN LOANS

In March 2009, MFC entered into a note agreement with Modern Bank for $4,227,000. This agreement is collateralized by certain medallion loans owned by MFC of which $4,227,000 was outstanding at March 31, 2009. The note agreement bears a fixed rate of interest of 4.625% to March 2010, and thereafter a variable rate of interest of the greater of 4.625% or prime (3.25% at March 31, 2009) plus 1.375%. The note matures in October 2011. Principal and interest payments are made monthly in proportion to the payments received by MFC on the underlying medallion loan collateral.

During the three months ended March 31, 2009, MFC and the Company entered into three note agreements with Flushing Savings Bank for $5,919,000, $4,785,000, and $7,319,000. These agreements are collateralized by certain medallion loans owned by MFC and the Company of which $5,919,000, $4,785,000, and $7,319,000 were outstanding at March 31, 2009. These note agreements bear fixed rates of interest of 5.50%, 5.25%, and 5.125%. The notes mature in October 2011, July 2012, and various dates based on the maturities of the underlying medallion loan collateral (ranging from March 2010 to August 2011). Principal and interest payments are made monthly in proportion to the payments received by MFC and the Company on the underlying medallion loan collateral.

In April 2008, certain operating subsidiaries of MFC entered into an aggregate $1,800,000 of note agreements with State Bank of Long Island (SBLI). These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,754,000 was outstanding at March 31, 2009. The note agreements bear interest at 5.50%, payable monthly. The notes mature May 1, 2011 and are guaranteed by both the Company and MFC. Principal and interest payments of $12,000 are due monthly, with the balance due at maturity.

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR plus 2.125%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At March 31, 2009, $33,000,000 was outstanding on the preferred securities. In December 2007, the Company was able to acquire $2,000,000 of the preferred securities for $1,300,000, realizing a gain of $700,000 in a transaction with a third party investor.

In March 2007, the Company entered into a margin loan agreement with Smith Barney, a subsidiary of Citicorp. The margin loan was secured by the pledge of short-term, high-quality investment securities held by the Company, and was generally available at 99% of the current fair market value of the securities. The margin loan bore interest at LIBOR (0.50% at March 31, 2009) plus 0.35%. As of March 31, 2009, $0 had been drawn down under this margin loan.

In December 2006, the Company entered into a margin loan agreement with Bear Stearns & Co. Inc. The margin loan was secured by the pledge of short-term, high-quality investment securities held by the Company, and was generally available at 99% of the current fair market value of the securities. The margin loan bore interest at LIBOR (0.50% at March 31, 2009) plus 0.50%. This line expired during 2008.

In December 2006, certain operating subsidiaries of MFC entered into an aggregate $966,000 of note agreements with New York Commercial Bank, which was increased by $756,000 in January 2007, by $2,250,000 in May 2007, and by $1,572,000 in May 2008 to an aggregate of $5,544,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $5,418,000 was outstanding at March 31, 2009. The note agreements bear interest at 5.50%, payable monthly. The notes mature May 14, 2011, and are guaranteed by both the Company and MFC. Principal and interest payments of $38,000 are due monthly, with the balance due at maturity.

In October 2006, certain operating subsidiaries of MFC entered into an aggregate $840,000 of note agreements with Metropolitan Bank of New York, which was increased by $2,250,000 in May 2007 and by $1,302,000 in June 2008, to an aggregate of $4,392,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $4,287,000 was outstanding at March 31, 2009. The note agreements bear interest at 5.75%, payable monthly. The notes mature July 1, 2011 and are guaranteed by MFC. Principal and interest payments of $33,000 are due monthly, with the balance due at maturity.

In January 2005, MFC entered into a $4,000,000 revolving note agreement with New York Commercial Bank, formerly known as Atlantic Bank of New York that matured on December 1, 2005, and which maturity was extended by New York Commercial Bank to August 1, 2009. On March 6, 2006, the line of credit was increased to $6,000,000, and was further increased to $8,000,000 in March 2007. The line is secured by medallion loans of MFC that are in process of being sold to the Trusts, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate (3.25% at March 31, 2009) minus 0.25%, payable monthly. As of March 31, 2009, $8,000,000 had been drawn down under this line.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that was further extended to July 1, 2009 and was increased to $20,000,000. The line is secured by certain pledged assets of the Company, and is subject to periodic borrowing base requirements. Effective August 2006, the line bears interest, payable monthly, at LIBOR (0.50% at March 31, 2009) plus 2.0% with no unused fee, and prior to that was at the prime rate, and was subject to an unused fee of 0.125%. As of March 31, 2009, $14,000,000 had been drawn down under this line.

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

(5) STOCK OPTIONS

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At March 31, 2009, 256,732 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the 2006 Director Plan. At March 31, 2009, 37,000 shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At March 31, 2009, 1,712,163 shares of the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,188,427 shares were exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the 2009 first quarter. The weighted average fair value of options granted was $1.25 per share for the three months ended March 31, 2008. The following assumptions were used for the shares granted during 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Risk free interest rate	NA	3.30%
Expected dividend yield	NA	8.00
Expected life of option in years (1)	NA	6.00
Expected volatility (2)	NA	30.00

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the periods ended March 31, 2009 and December 31, 2008.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2007	1,468,055	$3.50-29.25	$11.12
Granted	429,918	7.79-9.99	9.16
Cancelled	(107,736)	6.50-29.25	20.33
Exercised	(61,050)	3.87-7.03	5.79

Outstanding at December 31, 2008	1,729,187	3.50-18.75	10.25
Granted	—	—	—
Cancelled	(477)	9.22	9.22
Exercised (1)	(16,547)	4.85-5.51	5.39

Outstanding at March 31, 2009 (2)	1,712,163	$3.50-18.75	$10.29

Options exercisable at March 31, 2009 (2)	1,188,427	$3.50-18.75	$10.58

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $11,000 and $23,000 for the 2009 and 2008 first quarters.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2009 and the related exercise price of the underlying options, was $914,000 for outstanding options and $914,000 for exercisable options as of March 31, 2009.

The following table presents the activity for the unvested options outstanding under the plan for the quarter ended March 31, 2009.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2008	559,602	$7.79-13.06	$9.70
Granted	—	—	—
Cancelled	(477)	9.22	9.22
Vested	(35,389)	9.99-11.21	10.73

Outstanding at March 31, 2009	523,736	$7.79-13.06	$9.63

The fair value of the options vested was $0 for the 2009 first quarter.

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2009 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding			Options Exercisable
	Weighted average			Weighted average
Range of Exercise Prices	Shares at March 31, 2009	Remaining contractual life in years	Exercise price	Shares at March 31, 2009	Remaining contractual life in years	Exercise price
$3.50-5.51	361,103	3.30	$4.89	361,103	3.30	$4.89
6.89-13.06	1,034,178	7.29	10.06	510,442	5.92	10.51
14.63-15.56	26,948	1.68	14.98	26,948	1.68	14.98
17.25-18.75	289,934	0.18	17.41	289,934	0.18	17.41

$ 3.50-18.75	1,712,163	5.16	10.29	1,188,427	3.63	10.58

(6) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Servicing fees	$417	$388
Prepayment penalties	138	153
Late charges	60	82
Other	84	180

Total noninterest income	$699	$803

The increase in servicing fees in 2009 primarily reflected the fees earned on the larger serviced Medallion Bank portfolio. Prepayment penalties decreased in the 2009 first quarter compared to the 2008 first quarter due to early payoff of several large loans in the prior year. The higher other income in the 2008 first quarter included income distributed from an equity investment.

The major components of other operating expenses were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Travel, meals, and entertainment	$213	$139
Directors’ fees	126	78
Miscellaneous taxes	112	456
Office expense	112	132
Loan collection costs	103	43
Depreciation and amortization	71	114
Insurance	70	63
Other expenses	262	284

Total operating expenses	$1,069	$1,309

Travel, meals and entertainment increased due to an increase in investment development activities. Directors’ fees increased due to higher directors meeting expenses in the 2009 first quarter. Miscellaneous taxes were higher in the 2008 first quarter due to higher franchise and excise taxes in the year-ago period. Higher loan collection costs in the 2009 first quarter was the result of increased collection effort on certain past due loans. Depreciation and amortization expense decreased as more assets became fully depreciated.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2009	2008
Net share data
Net asset value at the beginning of the period	$9.97	$9.86
Net investment income	0.11	0.19
Income tax (provision) benefit	—	—
Net realized gains (losses) on investments	(0.02)	0.06
Net change in unrealized appreciation (depreciation) on investments	0.02	(0.03)

Net increase in net assets resulting from operations	0.11	0.22
Issuance of common stock	0.00	0.00
Repurchases of common stock	—	—
Distribution of net investment income	(0.15)	(0.19)
Return of capital	(0.04)	—
Distribution of net realized gains on investments	—	—

Total increase (decrease) in net asset value	(0.08)	0.03

Net asset value at the end of the period (1)	$9.89	$9.89

Per share market value at beginning of period	$7.63	$10.02
Per share market value at end of period	7.41	9.04
Total return (2)	(1)%	(32)%

Ratios/supplemental data
Average net assets	$174,822	$173,213
Total expense ratio (3)	22%	28%
Operating expenses to average net assets	11	11
Net investment income after taxes to average net assets	4.43	7.89

(1)	Includes $0.00 and $0.20 of undistributed net investment income per share and $0.00 and $0.00 of undistributed net realized gains per share as of March 31, 2009 and 2008.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The effective date of the pronouncement is for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected early adoption of this pronouncement and has included the required disclosures for the period ended March 31, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurement,” when the volume and level of activity for the asset or liability have significantly decreased. The FSP also amends statement 157 to require reporting entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, as well as requiring reporting entities to define major categories for equity and debt securities in accordance with the major security types as described in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.” The effective date of the pronouncement is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected early adoption of this pronouncement for the period ended March 31, 2009, and which election had no material impact on the Company’s financial condition and results of operations.

In April 2009, the FASB issued FSP Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment.” The FSP amends the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date of the pronouncement is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected early adoption of this pronouncement for the period ended March 31, 2009, and which election had no material impact on the Company’s financial condition and results of operations.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends and clarifies SFAS 141 (revised 2007), “Business Combinations,” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The pronouncement is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that this pronouncement will have a material impact on its financial condition or results of operations.

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

(10) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company, subject to various regulatory constraints imposed by the TARP program.

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were approximately $193,000 and $49,000 for the 2009 and 2008 first quarters.

During the quarters ended March 31, 2009 and 2008, we serviced $201,082,000 and $163,076,000 of loans for Medallion Bank. Included in net investment income were amounts as described below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Servicing fees	$406	$349
Loan origination fees	140	155
Reimbursement of operating expenses	47	41
Interest income	1	2

Total other income	$594	$547

SPAC

Included in investments in controlled subsidiaries is $6,594,000 of investments in and loans to a special purpose acquisition company, Sports Properties Acquisition Corp. (the SPAC), 18%-owned by the Company which, consummated its initial public offering (IPO) in January 2008. Immediately prior to the IPO, the Company purchased warrants for $5,900,000 from the SPAC in a private placement which will allow it to acquire 5,900,000 additional shares of common stock in the future under various conditions and restrictions. If the SPAC is unable consummate an approved business combination within 24 months of the IPO, the Company’s entire investment in the SPAC will become worthless as all of the assets of the SPAC will be used to repay the public stockholders.

The Company has entered into a consulting agreement with ProEminent Sports, whose principal acts as a consultant to the Company for sports related investments and, included within the scope of his duties, also provides services to the SPAC, including serving as its Chief Executive Officer, and assisting generally with the SPAC’s offering and business combination. The Company had paid ProEminent Sports a monthly fee of $20,000, which during 2009 was reduced to $10,000. Following a business combination, in the event the CEO is not offered employment or a board position with the SPAC, the Company has agreed to continue the consulting arrangement for at least an additional twelve months. The Company had previously entered into a consulting agreement with GamePlan, LLC which was terminated as of June 1, 2008, when the SPAC entered into its own consulting agreement with GamePlan, LLC. The Company had paid GamePlan, LLC a monthly fee of $10,000.

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

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At March 31, 2009 and December 31, 2008, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Investments	$569,078	$569,078	$570,597	$570,597
Cash	24,104	24,104	32,075	32,075
Financial Liabilities
Funds borrowed	460,411	460,411	462,650	462,650

(12) FAIR VALUE OF ASSETS AND LIABILITIES

Medallion adopted the provisions of SFAS No. 157 in the 2008 first quarter. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. Medallion accounts for a substantially all of its financial instruments at fair value or considers fair value in its measurement, in accordance with the accounting guidance for investment companies. See Note 2 sections “Fair Value of Assets and Liabilities” and “Investment Valuation” for a description of our valuation methodology which is unchanged during 2009.

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

Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Medallion has the ability to access (examples include active exchange-traded equity securities, exchange-traded derivatives, most US Government and agency securities, and certain other sovereign government obligations).

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

D)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability (examples include certain residential and commercial mortgage-related assets, including loans, securities, and derivatives).

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

The following table presents Medallion’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$399,604	$399,604
Commercial loans	—	—	90,671	90,671
Investment in Medallion Bank and other controlled subsidiaries	—	3,650	72,360	76,010
Equity investments	183	—	2,610	2,793
Other assets	—	32,029	759	32,788

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

The following table provides a summary of changes in fair value of Medallion’s level 3 financial assets and liabilities for the quarter ended March 31, 2009.

		Total Realized and Unrealized Gains (Losses) Included in Income
(Dollars in thousands)	December 31, 2008	Appreciation (Depreciation) on Investments	Other Revenues and Expenses	Total	Purchases, Issuances and Settlements	March 31, 2009	Amounts Related to Held Assets (1)
Assets
Medallion loans	$402,964	$—	$—	$—	($3,360)	$399,604	$—
Commercial loans	89,611	(615)	—	(615)	1,675	90,671	(629)
Investment in Medallion Bank and other controlled subsidiaries	71,100	(458)	—	(458)	1,718	72,360	(458)
Equity investments	3,026	(656)	—	(656)	240	2,610	(656)
Other assets	759	—	—	—	—	759	—

(1)	Total realized and unrealized gains (losses) included in income for 2009 which relate to assets held as of March 31, 2009.

(13) SUBSEQUENT EVENTS

On April 30, 2009, the Company’s board of directors declared a $0.19 per share common stock dividend, payable on June 9, 2009 to shareholders of record on May 22, 2009. The Company estimates that a portion of this dividend may exceed our taxable income and net realized capital gains for the 2009 second quarter; therefore a portion of this distribution may be a return of capital. The amounts and sources of distributions are only estimates and are not being provided for tax reporting purposes until finalized in January 2010. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment experience during the remainder of its fiscal year and may be subject to changes based on tax regulations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 9%, and our commercial loan portfolio at a compound annual growth rate of 7% (both 12% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17%. Total assets under our management, which includes assets serviced for third party investors and managed by Medallion Bank, were $1,069,153,000 as of March 31, 2009 and $1,075,509,000 and $1,024,219,000 as of December 31, and March 31, 2008, and have grown at a compound annual growth rate of 14% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $134,900,000 or $8.72 per share.

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

	March 31, 2009		December 31, 2008		March 31, 2008
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	5.98%	$301,228	6.04%	$304,306	6.48%	$380,870
Boston	7.51	30,380	7.54	31,283	8.38	32,348
Chicago	7.10	29,279	7.15	28,172	7.30	27,459
Newark	8.12	27,582	8.17	27,809	8.39	24,367
Cambridge	7.57	4,371	7.59	4,387	8.49	4,695
Other	7.39	6,391	7.40	6,584	7.65	5,405

Total medallion loans	6.37	399,231	6.42	402,541	6.79	475,144

Deferred loan acquisition costs		373		423		737
Unrealized depreciation on loans		—		—		(72)

Net medallion loans		$399,604		$402,964		$475,809

Commercial loans
Secured mezzanine	14.38%	$67,810	14.23%	$65,475	14.09%	$59,187
Asset based	5.00	13,794	5.29	13,552	6.92	22,344
Other secured commercial	8.09	14,666	8.34	15,870	8.29	17,970

Total commercial loans	12.08	96,270	11.97	94,897	11.43	99,501

Deferred loan acquisition income		(233)		(171)		(55)
Unrealized depreciation on loans		(5,366)		(5,115)		(6,752)

Net commercial loans		$90,671		$89,611		$92,694

Investment in Medallion Bank and other controlled subsidiaries, net	7.40%	$76,010	8.22%	$74,750	9.46%	$65,842

Equity investments	5.49%	$3,075	4.33%	$2,835	5.69%	$2,484

Unrealized appreciation (depreciation) on equities		(282)		437		2,619

Net equity investments		$2,793		$3,272		$5,103

Investments securities	—%	$—	—%	$—	—%	$—

Unrealized appreciation (depreciation) on investment securities		—		—		—

Net investments securities		$—		$—		$—

Investments at cost (2)	7.46%	$574,586	7.56%	$575,023	7.77%	$642,971

Deferred loan acquisition costs		140		252		682
Unrealized appreciation (depreciation) on equities		(282)		437		2,619
Unrealized depreciation on loans		(5,366)		(5,115)		(6,824)

Net investments		$569,078		$570,597		$639,448

Medallion Bank investments
Consumer loans	18.14%	$192,769	18.26%	$189,886	18.52%	$149,808
Medallion loans	6.38	121,338	6.46	122,581	6.35	85,362
Commercial loans	5.71	84,510	5.64	87,800	7.43	87,687
Investment securities	4.62	16,343	4.87	20,056	4.43	18,097

Medallion Bank investments at cost (2)	11.63	414,960	11.54	420,323	11.87	340,954

Deferred loan acquisition costs		5,858		5,994		4,588
Unrealized appreciation (depreciation) on investment securities		86		(64)		177
Premiums paid on purchased securities		84		96		149
Unrealized depreciation on loans		(11,712)		(10,936)		(7,705)

Medallion Bank net investments		$409,276		$415,413		$338,163

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 9.46%, 9.44%, and 9.28% at March 31, 2009, December 31, 2008, and March 31, 2008.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net investments at beginning of period	$570,597	$653,046
Investments originated	53,118	81,190
Repayments of investments	(52,749)	(94,308)
Net realized gains (losses) on investments (1)	(364)	(100)
Net increase in unrealized appreciation (depreciation) (2)	(1,493)	(883)
Transfers from other assets	—	641
Amortization of origination costs	(31)	(138)

Net increase (decrease) in investments	(1,519)	(13,598)

Net investments at end of period	$569,078	$639,448

(1)	Excludes net realized gains of $0 and $1,247 for the quarters ended March 31, 2009 and 2008, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.
(2)	Excludes net unrealized appreciation of $1,837 and $260 for the quarters ended March 31, 2009 and 2008, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at March 31, 2009 was 7.46% (7.48% for the loan portfolio), a decrease of 10 basis points from 7.56% at December 31, 2008, and a decrease of 52 basis points from 7.98% at March 31, 2008. The weighted average yield of the total managed portfolio at March 31, 2009 was 9.25%, (9.46% for the loan portfolio), an increase of 3 basis points from 9.22% at December 31, 2008, and an increase of 17 basis points from 9.08% at March 31, 2008. The decreases from 2008 reflected the general market condition of falling interest rates, and the increases in the managed yields reflect changes in the portfolio mix.

Medallion Loan Portfolio

Our medallion loans comprised 70% of the net portfolio of $569,078,000 at March 31, 2009 compared to 70% of the net portfolio of $570,597,000 at December 31, 2008, and 74% of $639,448,000 at March 31, 2008. Our managed medallion loans of $520,711,000 comprised 57% of the net managed portfolio of $912,732,000 at March 31, 2009, compared to 57% of the net managed portfolio of $922,007,000 at December 31, 2008, and 61% of $921,940,000 at March 31, 2008. The medallion loan portfolio decreased by $3,360,000 or 1% in 2009 ($4,661,000 or 1% on a managed basis), primarily reflecting loan payoffs, and the sale of participation interests to third parties. Total medallion loans serviced for third parties were $64,018,000, $66,041,000, and $25,142,000 at March 31, 2009, December 31, 2008, and March 31, 2008.

The weighted average yield of the medallion loan portfolio at March 31, 2009 was 6.37%, a decrease of 5 basis points from 6.42% at December 31, 2008, and a decrease of 42 basis points from 6.79% at March 31, 2008. The weighted average yield of the managed medallion loan portfolio at March 31, 2009 was 6.37%, a decrease of 6 basis points from 6.43% at December 31, 2008, and a decrease of 35 basis points from 6.72% at March 31, 2008. The decrease in yield primarily reflected the impact of falling interest rates in the economy and the effects of borrower refinancings. At March 31, 2009, 25% of the medallion loan portfolio represented loans outside New York, compared to 24% at December 31, 2008 and 20% at March 31, 2008. At March 31, 2009, 26% of the managed medallion loan portfolio represented loans outside New York, compared to 26% at December 31, 2008 and 17% at March 31, 2008. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 16%, 16%, and 15% of the net investment portfolio as of March 31, 2009, December 31, 2008, and March 31, 2008 and were 19% on a managed basis for all three periods. Commercial loans increased by $1,061,000 or 1% during the quarter ended March 31, 2009 (decreased $2,165,000 or 1% on a managed basis), reflecting growth in the mezzanine loan portfolio, offset by reductions in asset-based and other secured commercial loans. Net commercial loans serviced by third parties were $8,765,000 at March 31, 2009, $8,646,000 at December 31, 2008, and $13,544,000 at March 31, 2008.

The weighted average yield of the commercial loan portfolio at March 31, 2009, was 12.08%, an increase of 11 basis points from 11.97% at December 31, 2008, and 65 basis points from 11.43% at March 31, 2008. The increases reflect the higher proportion of higher-yielding mezzanine loans in the portfolio. The weighted average yield of the managed commercial loan portfolio at March 31, 2009 was 9.10%, an increase of 17 basis points from 8.93% at December 31, 2008, and a decrease of 46 basis points from 9.56% at March 31, 2008. The decrease reflects the decline of rates on the floating pool of loans, partially offset by higher levels of higher rate mezzanine loans. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At March 31, 2009, variable-rate loans represented approximately 21% of the commercial portfolio, compared to 22% and 30% at December 31, 2008 and March 31, 2008, and were 57%, 59%, and 59% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 21%, 20% and 16% of the managed net investment portfolio as of March 31, 2009, December 31, 2008, and March 31, 2008. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, and trailers located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 18.14% at March 31, 2009, compared to 18.26%, and 18.52% at December 31 and March 31, 2008. Amortization of the portfolio purchase premium reduced the yield by an average of 0.21%, 0.25%, and 0.35%, for the respective quarters. Adjustable rate loans represented 88% of the managed consumer portfolio at March 31, 2009, compared to 89% and 91% at December 31 and March 31, 2008.

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

The following table shows the trend in loans 90 days or more past due:

	March 31, 2009		December 31, 2008		March 31, 2008
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$1,004	0.2%	$765	0.2%	$1,953	0.4%

Commercial loans
Secured mezzanine	14,428	2.9	6,415	1.3	200	—
Asset-based receivable	—	0.0	—	0.0	—	0.0
Other secured commercial	358	0.1	190	0.0	492	0.1

Total commercial loans	14,786	3.0	6,605	1.3	692	0.1

Total loans 90 days or more past due	$15,790	3.2%	$7,370	1.5%	$2,645	0.5%

Total Medallion Bank loans	$3,478	0.9%	$4,345	1.1%	$670	0.2%

Total managed loans 90 days or more past due	$19,268	2.2%	$11,715	1.3%	$3,315	0.4%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. However, due to current market conditions, Medallion loan delinquencies have increased slightly from year end, and remain lower than a year ago. The economic recession has caused delinquencies in secured mezzanine financings to increase over 2008 due to lowered demand and consumer and industrial spending, which has impacted certain industrial and travel related customers. Higher unemployment rates, which impacted Medallion Bank’s customers, contributed to its higher delinquency in the consumer recreational portfolio compared to March 2008, and seasonal factors impacted its decline from year end. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the quarters ended March 31, 2009 and 2008.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2008	$(5,115)	$437	$15,614	$10,936
Net change in unrealized
Appreciation on investments	—	(656)	1,837	1,181
Depreciation on investments	(621)	(63)	—	(684)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	370	—	—	370

Balance March 31, 2009	$(5,366)	$(282)	$17,451	$11,803

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2007	$(6,469)	$2,742	$8,341	$4,614
Net change in unrealized
Appreciation on investments	—	—	1,670	1,670
Depreciation on investments	(500)	(123)	(150)	(773)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(1,260)	(1,260)
Losses on investments	145	—	—	145

Balance March 31, 2008	$(6,824)	$2,619	$8,601	$4,396

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Total loans
Medallion loans	$399,604	$402,964	$475,809
Commercial loans	90,671	89,611	92,694

Total loans	490,275	492,575	568,503
Investment in Medallion Bank and other controlled subsidiaries	76,010	74,750	65,842
Investment securities	2,793	—	—
Equity investments (1)	—	3,272	5,103

Net investments	$569,078	$570,597	$639,448

Net investments at Medallion Bank and other controlled subsidiaries	$409,276	$415,413	$338,163
Managed net investments	$912,732	$922,007	$921,940

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$(72)
Commercial loans	(5,366)	(5,115)	(6,752)

Total loans	(5,366)	(5,115)	(6,824)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—
Investment securities	—	—	—
Equity investments	(282)	437	2,619

Total unrealized depreciation on investments (2)	$(5,648)	$(4,678)	$(4,205)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	$(11,626)	$(11,000)	$(7,528)
Managed total unrealized depreciation on investments (2)	$(17,274)	$(15,678)	$(11,733)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	(0.02)%
Commercial loans	(5.57)	(5.39)	(6.79)
Total loans	(1.08)	(1.03)	(1.19)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Investment securities	—	—	—
Equity investments	(9.19)	15.41	105.46
Net investments	(0.98)	(0.81)	(0.66)

Net investments at Medallion Bank and other controlled subsidiaries	(2.80)%	(2.62)%	(2.21)%
Managed net investments	(1.87)%	(1.68)%	(1.26)%

(1)	Represents common stock and warrants held as investments.
(2)	Excludes $1,668, $1,733, and $1,878 for unrealized appreciation on Medallion Hamptons Holding, a wholly-owned subsidiary, at March 31, 2009, December 31, 2008, and March 31, 2008.

(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the quarters ended March 31, 2009 and 2008.

.	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Realized gains (losses) on loans and equity investments(1)
Medallion loans	$—	$1,247
Commercial loans	(364)	(100)

Total loans	(364)	1,147
Investment in Medallion Bank and other controlled subsidiaries	—	—
Investment securities	—	—
Equity investments	—	—

Total realized gains (losses) on loans and equity investments	$(364)	$1,147

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	$(3,196)	$(1,608)

Total managed realized gains (losses) on loans and equity investments (1)	$(3,560)	$(461)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	1.03%
Commercial loans	(1.55)	(0.41)
Total loans	(0.30)	0. 79
Investment in Medallion Bank and other controlled subsidiaries	—	—
Investment securities	—	—
Equity investments	—	—
Net investments	(0.26)	0.71

Net investments at Medallion Bank and other controlled subsidiaries	(3.12)%	(1.92)%
Managed net investments	(1.56)%	(0.20)%

(1)	Includes $0 and $1,247 of realized gains for the quarters ended March 31, 2009 and 2008 related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the quarters ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$(656)	$—
Unrealized depreciation	(684)	(623)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries	(523)	(405)
Realized gains	—	—
Realized losses	370	145
Unrealized appreciation on foreclosed properties	1,837	260

Total	$344	$(623)

Net realized gains (losses) on investments
Realized gains	$—	$—
Realized losses	(370)	(145)
Other gains	—	30
Direct recoveries	6	15
Realized gains on foreclosed properties	—	1,247

Total	$(364)	$1,147

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 13%, 13%, and 10% of our total portfolio at March 31, 2009, December 31, 2008, and March 31, 2008. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We are currently in discussion with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including an aggregate of $1,750,000 contributed over the 2009 first quarter and an aggregate of $500,000 in the 2008 first quarter. Separately, Medallion Bank paid dividends to us of $1,000,000 and $1,500,000 in the 2009 and 2008 first quarters. Without the capital infusions by us, a portion of the Medallion Bank dividends would have been retained to ensure Medallion Bank met its capital ratio requirements, and in such circumstance, if we maintained our dividend at the existing levels, a portion of those dividends would have represented a tax-free return of capital. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at each of March 31, 2009, December 31, 2008, and March 31, 2008. Equity investments were less than 1% of our total managed portfolio at March 31, 2009 and December 31, 2008, and were 1% at March 31, 2008. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at each of March 31, 2009, December 31, 2008, and March 31, 2008. Investment securities were 2% of our total managed portfolio at each of March 31, 2009, December 31, 2008, and March 31, 2008. The investment securities are primarily US Treasuries and/or adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the quarters ended March 31, 2009 and 2008. Our average balances decreased and Medallion Bank’s average balances increased reflecting the sourcing of more businesses to Medallion Bank and an increase in loan participations sold during the year. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy.

	Three Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
March 31, 2009
Revolving lines of credits	$2,244	$300,554	3.03%
SBA debentures	1,421	88,250	6.53
Preferred securities	627	33,000	7.71
Notes payable to banks	353	30,967	4.62
Margin loans	—	—	—

Total	$4,645	$452,771	4.16

Medallion Bank borrowings	3,467	357,594	3.93

Total managed borrowings	$8,112	$810,365	4.06

March 31, 2008
Revolving lines of credits	$5,192	$406,108	5.14%
SBA debentures	1,248	77,250	6.50
Preferred securities	634	33,000	7.73
Notes payable to banks	129	6,571	7.90
Margin loans	—	—	—

Total	$7,203	$522,929	5.54

Medallion Bank borrowings	3,686	293,740	5.05

Total managed borrowings	$10,889	$816,669	5.36

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At March 31, 2009 and 2008, short-term adjustable rate debt constituted 75% and 85% of total debt, and was 42% and 54% on a fully managed basis including the borrowings of Medallion Bank.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2009	2008
Statement of operations
Investment income	$10,734	$14,444
Interest expense	4,645	7,203

Net interest income	6,089	7,241
Noninterest income	699	803
Operating expenses	4,879	4,647

Net investment income before income taxes	1,909	3,397
Income tax (provision) benefit	—	—

Net investment income after income taxes	1,909	3,397
Net realized gains (losses) on investments	(364)	1,147
Net change in unrealized depreciation on Medallion Bank and other controlled subsidiaries (1)	(523)	(405)
Net change in unrealized appreciation (depreciation) on investments (1)	867	(218)

Net increase in net assets resulting from operations	$1,889	$3,921

Per share data
Net investment income	$0.11	$0.19
Income tax (provision) benefit	—	—
Net realized gains (losses) on investments	(0.02)	0.06
Net change in unrealized appreciation (depreciation) on investments	0.02	(0.03)

Net increase in net assets resulting from operations	$0.11	$0.22

Dividends declared per share	$0.19	$0.19

Weighted average common shares outstanding
Basic	17,555,799	17,492,879
Diluted	17,649,531	17,729,434

	March 31, 2009	December 31, 2008
Balance sheet data
Net investments	$569,078	$570,597
Total assets	640,636	646,685
Total funds borrowed	460,411	462,650
Total liabilities	466,987	471,739
Total shareholders’ equity	173,649	174,946

Managed balance sheet data (2)
Net investments	$912,732	$922,007
Total assets	1,013,900	1,018,114
Total funds borrowed	816,221	829,058
Total liabilities	828,450	843,168

	Three Months Ended March 31,
	2009	2008
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	1.21%	1.93%
Net increase in net assets resulting from operations	1.20	2.23
Return on average equity (ROE) (4)
Net investment income after taxes	4.43	7.89
Net increase in net assets resulting from operations	4.38	9.10

Weighted average yield	7.58%	8.93%
Weighted average cost of funds	3.28	4.45

Net interest margin (5)	4.30	4.48

Noninterest income ratio (6)	0.49%	0.50%
Total expense ratio (7)	6.73	7.34
Operating expense ratio (8)	3.45	2.88

	March 31, 2009	December 31, 2008
As a percentage of net investment portfolio
Medallion loans	70%	70%
Commercial loans	16	16
Investment in subsidiaries	13	13
Equity investments	1	1
Investment securities	—	—

Investments to assets (9)	89%	88%
Equity to assets (10)	27	27
Debt to equity (11)	265	264

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $451 and $1,516 in the quarters ended March 31, 2009 and 2008, and also included $1,000 and $1,500 of dividends from Medallion Bank for the same periods. On a managed basis, combined with Medallion Bank, the net interest margin was 5.81% and 4.81% for the quarters ended March 31, 2009 and 2008.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2009 First Quarter compared to the 2008 First Quarter

Net increase in net assets resulting from operations was $1,889,000 or $0.11 per diluted common share in the 2009 first quarter, down $2,032,000 or 52% from $3,921,000 or $0.22 per share in the 2008 first quarter. The 2009 changes primarily reflected lower net interest income and net realized/unrealized gains, as well as higher operating expenses and lower noninterest income. Net investment income after taxes was $1,909,000 or $0.11 per share in the 2009 quarter, down $1,488,000 or 44% from $3,397,000 or $0.19 per share in the 2008 quarter.

        Investment income was $10,734,000 in the 2009 first quarter, down $3,710,000 or 26% from $14,444,000 a year ago, and included $451,000 from interest recoveries and bonuses on certain investments in 2009, compared to $1,516,000 in 2008. Also included in the 2009 quarter was $1,000,000 in dividends from Medallion Bank, compared to $1,500,000 in 2008. Excluding those items, investment income decreased $2,145,000 or 19%, primarily reflecting loan participations sold, and to a lesser extent, changes in the yields earned. The yield on the investment portfolio was 7.58% in the 2009 quarter, down 15% from 8.93% in the 2008 quarter. Excluding the extra interest and dividends, the 2009 yield was down 7% to 6.56% from 7.06% in 2008, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $574,300,000 in 2009, down 12% from $650,786,000 a year ago, primarily reflecting loan participations sold.

Medallion loans were $399,604,000 at quarter end, down $76,205,000 or 16% from $475,809,000 a year ago, representing 70% of the investment portfolio compared to 74% a year ago, and were yielding 6.37% compared to 6.79% a year ago, a decrease of 6%. The decrease in outstandings primarily reflected sold participations and repayments. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $585,239,000 at quarter end, down $1,778,000 from $587,017,000 a year ago. The commercial loan portfolio was $90,671,000 at quarter end, compared to $92,694,000 a year ago, a decrease of $2,023,000 or 2%, and represented 16% of the investment portfolio, compared to 15% a year ago. The decrease primarily reflected repayments in the asset-based and other secured commercial loan portfolios, partially offset by increases in the high-yield mezzanine loan portfolio. Commercial loans yielded 12.08% at quarter end, up 6% from 11.43% a year ago, reflecting the increased share of mezzanine loans. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $166,416,000 at quarter end, down $421,000 from $166,837,000 a year ago, primarily reflecting the changes described above. Investments in Medallion Bank and other controlled subsidiaries were $76,010,000 at quarter end, up $10,168,000 or 15% from $65,842,000 a year ago, primarily reflecting the increased investment in Medallion Bank, and our equity in the earnings of Medallion Bank, and which represented 13% of the investment portfolio, compared to 10% a year ago, and which yielded 7.40% at quarter end, compared to 11.43% a year ago. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $2,793,000 at quarter end, down $2,310,000 or 45% from $5,103,000 a year ago, primarily reflecting portfolio depreciation, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 5.49%, compared to 5.69% a year ago. Investment securities were zero at both quarter ends. See page 27 for a table that shows balances and yields by type of investment.

Interest expense was $4,645,000 in the 2009 first quarter, down $2,558,000 or 36% from $7,203,000 in the 2008 first quarter. The decrease in interest expense was primarily due to the decreased cost of borrowed funds, and to a lesser extent, to decreased levels of borrowings. The cost of borrowed funds was 4.16% in 2009, compared to 5.54% a year ago, a decrease of 25%, reflecting the sharp declines in interest rates as the Fed lowered rates to address the economic crisis, and that impact on the adjustable rate nature of much of our borrowings. Average debt outstanding was $452,771,000 for the 2009 quarter, compared to $522,929,000 a year ago, a decrease of 13%, primarily reflecting decreased borrowings as portfolio outstandings declined. See page 34 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $6,089,000 and the net interest margin was 4.30% for the 2009 quarter, down $1,152,000 or 16% from $7,241,000 a year ago, which represented a net interest margin of 4.48%, all reflecting the items discussed above.

Noninterest income, which is comprised of servicing fee income, prepayment penalties, late charges, and other miscellaneous income was $699,000 in the 2009 quarter, down $104,000 or 13% from $803,000 a year ago, primarily reflecting lower investment partnership income distributions, prepayment penalties, and late charges, partially offset by higher servicing fees generated from the portfolio base.

Operating expenses were $4,879,000 in the 2009 first quarter, up $232,000 or 5% from $4,647,000 in the 2008 first quarter. Salaries and benefits expense was $3,114,000 in the 2009 quarter, up $487,000 or 19% from $2,627,000 in the 2008 quarter, primarily reflecting higher bonus accruals and an increase in salary levels. Professional fees were $403,000 in 2009, up $35,000 or 10% from $368,000 a year ago. The increase primarily reflected higher legal expenses, partially offset by lower accounting costs. Rent expense was $293,000 in the quarter, down $50,000 or 15% compared to $343,000 in 2008. The decrease reflected higher rent reimbursements received from an unconsolidated portfolio company. Other operating expenses of $1,069,000 in 2009 were down $240,000 or 18% from $1,309,000 a year ago, primarily reflecting higher travel and entertainment expense, loan collections costs, and director’ fees, more than offset by lower franchise tax accruals, depreciation and amortization expense, and other operating expenses.

Income tax expense was $0 in both the 2009 and 2008 first quarters.

Net change in unrealized appreciation on investments was $344,000 in the 2009 first quarter, compared to depreciation of $623,000 in the 2008 first quarter, an increase in appreciation of $967,000. Net change in unrealized appreciation, net of the net change in unrealized depreciation on Medallion Bank and the other controlled subsidiaries, was $867,000 in 2009, compared to depreciation of $218,000 in 2008, resulting in increased appreciation of $1,085,000 in 2009. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2009 activity resulted from appreciation on foreclosed property of $1,837,000 and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $370,000, partially offset by net unrealized depreciation on equity investments of $719,000, net unrealized depreciation on loans of $621,000, and net depreciation on Medallion Bank and other controlled subsidiaries of $523,000. The 2008 activity resulted from reversals of unrealized appreciation associated with foreclosed properties that were sold of $1,260,000, net unrealized depreciation on loans of $500,000, net depreciation on Medallion Bank and other controlled subsidiaries of $405,000, and net unrealized depreciation on equity investments of $123,000, partially offset by net unrealized appreciation on foreclosed property of $1,520,000 and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $145,000. The net depreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $1,000,000 in 2009 and $1,500,000 in 2008.

Our net realized losses on investments were $364,000 in the 2009 quarter, compared to gains of $1,147,000 in the 2008 quarter. The 2009 activity reflected the reversals described in the unrealized paragraph above, partially offset by net direct recoveries of $6,000. The 2008 activity reflected the above and net direct gains on sales of equity and other investments of $30,000 and net direct recoveries of $15,000, partially offset by net direct losses on foreclosed properties of $13,000.

Our net realized/unrealized losses on investments were $20,000 in the 2009 first quarter, compared to gains of $524,000 in the 2008 first quarter, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $88,250,000 with a weighted average interest rate of 6.10%, constituting 19% of our total indebtedness as of March 31, 2009. Also, as of March 31, 2009, portions of the adjustable rate debt with banks repriced at intervals of as long as 42 months, and certain of the certificates of deposit were for terms of up to 32 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at March 31, 2009, compared to the respective positions at the end of 2008 and 2007. The principal amount of interest earning assets is assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

March 31, 2009 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$17,244	$—	$—	$—	$—	$—	$—	$17,244
Adjustable rate	23,452	628	31,780	6,508	—	—	—	62,368
Fixed-rate	41,187	104,570	161,129	51,763	38,980	5,626	12,634	415,889
Cash	24,104	—	—	—	—	—	—	24,104

Total earning assets	$105,987	$105,198	$192,909	$58,271	$38,980	$5,626	$12,634	$519,605

Interest bearing liabilities
Revolving line of credit	$283,452	$—	$—	$—	$—	$—	$—	$283,452
Notes payable to banks	26,227	—	24,697	4,785	—	—	—	55,709
Preferred securities	—	—	—	33,000	—	—	—	33,000
SBA debentures	—	—	28,485	19,300	9,150	10,000	21,315	88,250

Total liabilities	$309,679	$—	$53,182	$57,085	$9,150	$10,000	$21,315	$460,411

Interest rate gap	$(203,692)	$105,198	$139,727	$1,186	$29,830	$(4,374)	$(8,681)	$59,194

Cumulative interest rate gap (2)	$(203,692)	$(98,494)	$41,233	$42,419	$72,249	$67,875	$59,194	—

December 31, 2008 (2)	$(240,998)	$(171,785)	$48,841	$57,488	$81,687	$76,954	$66,863	—
December 31, 2007 (2)	$(278,252)	$(185,966)	$(21,721)	$77,901	$108,459	$96,540	$87,305	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (39%), (46%), and (44%), as of March 31, 2009, and December 31, 2008 and 2007, and was (28%), (34%), and (34%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($78,445) or (15%) for March 31, 2009, compared to ($107,671) or (20%) and ($127,292) or (20%) for December 31, 2008 and 2007, respectively, and was ($103,818) or (11%), ($155,873) or (16%), and ($156,202) or (16%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $519,605,000 and interest rate sensitive liabilities were $460,411,000 at March 31, 2009. The one-year cumulative interest rate gap was a negative $203,692,000 or 39% of interest rate sensitive assets, compared to a negative $240,998,000 or 46% at December 31, 2008 and $278,252,000 or 44% at December 31, 2007. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $78,445,000 or 15% at March 31, 2009. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $955,381,000 and interest rate sensitive liabilities were $816,221,000 at March 31, 2009. The one year cumulative interest rate gap was a negative $263,525,000 or 28% of interest rate sensitive assets, compared to a negative $326,687,000 or 34% and $333,855,000 or 34% at December 31, 2008 and 2007. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $103,818,000 or 11% at March 31, 2009.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to hedge a portion of its variable-rate debt. On February 18, 2009, we entered into contracts to purchase interest rate caps on $132,000,000 notional value of principal from DZ Bank. The caps were purchased in three tranches expiring in six months, one year, and two years, and in the aggregate cost of $70,000, which is carried in other assets on the balance sheet, and changes in fair value are recorded in interest expense. As of March 31, 2009, the fair value of the interest rate caps were $63,000. The Company had no interest rate cap agreements or other derivative instruments outstanding during 2008.

Liquidity and Capital Resources

        Our sources of liquidity are the revolving lines of credit with Citibank and DZ Bank, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust II’s

$225,000,000 line with Citibank had availability of $105,067,000 as of March 31, 2009, and Trust III’s $200,000,000 revolving line of credit with DZ Bank had $36,481,000 of availability. Medallion Capital had $8,500,000 of additional funding commitments with the SBA, which requires capital contributions from us of up to $4,250,000. Since SBA financing subjects its recipients to certain regulations, we will seek funding at the subsidiary level to maximize its benefits. Lastly, $6,000,000 was available under revolving credit agreements with commercial banks, and approximately $179,000 was available under our margin loan.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $79,000,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $25,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at March 31, 2009. See Note 4 to the consolidated financial statements on page 16 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$283,452	62%	2.00%
SBA debentures	88,250	19	6.10
Preferred securities	33,000	8	7.68
Notes payable to banks	55,709	11	4.39

Total outstanding debt	$460,411	100%	3.48

Deposits Medallion Bank	355,810	—	3.31%

Total outstanding debt, including Medallion Bank	$816,221	—	3.41

(1)	Weighted average contractual rate as of March 31, 2009.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at March 31, 2009.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 –2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$119,933	$—	$—	$—	$163,519	$—	$283,452
SBA debentures	—	—	28,485	19,300	9,150	31,315	88,250
Preferred securities	—	—	—	—	—	33,000	33,000
Notes payable to banks	23,061	3,813	24,050	4,785	—	—	55,709

Total	$142,994	$3,813	$52,535	$24,085	$172,669	$64,315	$460,411

Deposits at Medallion Bank	221,315	43,744	90,751	—	—	—	355,810

Total, including Medallion Bank	$364,309	$47,557	$143,286	$24,085	$172,669	$64,315	$816,221

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have negatively impacted net increase in net assets resulting from operations as of March 31, 2009 by approximately $1,462,000 on an annualized basis, compared to a negative impact of $1,702,000 at December 31, 2008, and the impact of such an immediate increase of 1% over a one year period would have been ($2,446,000) at March 31, 2009, compared to ($2,831,000) for December 31, 2008. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2009. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	UTAH	Total	12/31/2008
Cash	$13,371	$2,755	$326	$4,254	$3,398	$—	$24,104	$32,075
Bank loans	20,000	8,000	—	—	—	—	28,000	28,000
Amounts undisbursed	6,000	0	—	—	—	—	6,000	13,000
Amounts outstanding	21,319	34,390	—	—	—	—	55,709	26,542
Average interest rate	3.73%	4.81%	—	—	—	—	4.39%	4.47%
Maturity	7/09-1/12	4/09-7/12	—	—	—	—	4/09-7/12	7/09-7/11
Preferred Securities	33,000	—	—	—	—	—	33,000	33,000
Average interest rate	7.68%	—	—	—	—	—	7.68%	7.68%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of Credit	—	425,000	—	—	—	—	425,000	425,000
Amounts undisbursed	—	141,548	—	—	—	—	141,548	110,142
Amounts outstanding	—	283,452	—	—	—	—	283,452	314,858
Average interest rate	—	2.00%	—	—	—	—	2.00%	3.28%
Maturity	—	11/09-12/13	—	—	—	—	11/09-12/13	11/09-12/13
Margin loan	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—	—
Maturity	N/A	—	—	—	—	—	N/A	N/A
SBA debentures	—	—	46,750	—	50,000	—	96,750	96,750
Amounts undisbursed (1)	—	—	8,500	—	0	—	8,500	8,500
Amounts outstanding	—	—	38,250	—	50,000	—	88,250	88,250
Average interest rate	—	—	6.10%	—	6.09%	—	6.10%	6.10%
Maturity	—	—	9/11-9/18	—	9/11-3/19	—	9/11-3/19	9/11-3/19

Total cash and amounts remaining undisbursed under credit facilities	$19,371	$144,303	$8,826	$4,254	$3,398	$—	$180,152	$163,717

Total debt outstanding	$54,319	$317,842	$38,250	$—	$50,000	$—	$460,411	$462,650

Including Medallion Bank
Cash	—	—	—	—	—	$20,815	$20,815	$9,401
Certificates of deposit	—	—	—	—	—	355,810	355,810	366,408
Average interest rate	—	—	—	—	—	3.31%	3.31%	3.85%
Maturity	—	—	—	—	—	4/09-11/11	4/09-11/11	1/09-11/11

Total cash and amounts remaining undisbursed under credit facilities	$19,371	$144,303	$8,826	$4,254	$3,398	$20,815	$200,967	$173,118

Total debt outstanding	$54,319	$317,842	$38,250	$—	$50,000	$355,810	$816,221	$829,058

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

Based on current market conditions, we expect that Citibank may not extend the credit facility beyond its current maturity date in November 2009. We have available liquidity of $36,481,000 under our revolving credit agreement with DZ Bank as of March 31, 2009. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, including sources of liquidity to repay our borrowings under the Citibank line; however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The effective date of the pronouncement is for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have elected early adoption of this pronouncement and have included the required disclosures for the period ended March 31, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurement,” when the volume and level of activity for the asset or liability have significantly decreased. The FSP also amends statement 157 to require reporting entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, as well as requiring reporting entities to define major categories for equity and debt securities in accordance with the major security types as described in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.” The effective date of the pronouncement is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have elected early adoption of this pronouncement for the period ended March 31, 2009, and which election had no material impact on our financial condition and results of operations.

In April 2009, the FASB issued FSP Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment.” The FSP amends the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date of the pronouncement is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have elected early adoption of this pronouncement for the period ended March 31, 2009, and which election had no material impact on the Company’s financial condition and results of operations.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends and clarifies SFAS 141 (revised 2007), “Business Combinations,” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The pronouncement is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe that this pronouncement will have a material impact on our financial condition or results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used for purpose of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS

142”). FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations”, and other US generally accepted accounting principles. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. We believe the impact of adopting FAS 142-3 will not have a material effect on the Consolidated Financial Statements.

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of May 5, 2009, there were approximately 128 holders of record of the Company’s common stock.

On May 5, 2009, the last reported sale price of our common stock was $7.23 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2009	DIVIDENDS DECLARED	HIGH	LOW
First Quarter	$0.19	$8.04	$3.61

2008
Fourth Quarter	$0.19	$9.84	$5.58
Third Quarter	0.19	10.66	8.96
Second Quarter	0.19	10.04	8.31
First Quarter	0.19	10.33	9.04

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through March 31, 2009	—	—	—	7,319,397

Total	1,394,124	9.10	1,394,124	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In April 2009, we extended the terms of the Stock Repurchase Program. Purchases are to commence no earlier than May 2009 and are to conclude 180 days after the commencement of the purchases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of March 31, 2009. In addition, based on our evaluation as of March 31, 2009, there have been no changes that occurred during the 2009 first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2009, we had approximately $460,411,000 of outstanding indebtedness, which had a weighted average borrowing cost of 3.48% at March 31, 2009, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $355,810,000 of outstanding indebtedness at a weighted average borrowing cost of 3.31%.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute an ineligible investment. As of March 31, 2009, up to 25% of our total assets were invested in ineligible investments.

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

To qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities, other than US government securities or securities of other RICs, of any one issuer. As of March 31, 2009, our largest investment subject to this test was our investment in Medallion Bank, representing 22% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

        Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of March 31, 2009 our net unrealized depreciation on investments other than in controlled subsidiaries and foreclosed properties was $5,648,000 or 0.98% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have negatively impacted net increase in net assets resulting from operations as of March 31, 2009 by approximately $1,462,000 on an annualized basis, compared to a negative impact of $1,702,000 at December 31, 2008, and the impact of such an immediate increase of 1% over a one year period would have been ($2,446,000) at March 31, 2009, compared to ($2,831,000) for December 31, 2008. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of March 31, 2009, investments in New York City taxi medallion loans represented approximately 74% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $750,000 for corporate medallions and $565,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2007, the value of New York City taxicab medallions increased by approximately 33% for individual medallions and 25% for corporate medallions.

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

Pursuant to a consulting agreement between us and ProEminent Sports, LLC, Tony Tavares acts as a consultant to us for sports related investments and, included within the scope of his duties, is his service to Sports Properties. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as Chief Executive Officer of Sports Properties, help it identify a target business, perform due diligence on the proposed target, and negotiate and consummate a business combination with such a target business. Following a business combination, in the event Mr. Tavares is not offered employment or a board position with Sports Properties, we have agreed to continue the consulting arrangement for at least an additional twelve months. For the services rendered by ProEminent Sports, LLC to us, we pay ProEminent Sports a monthly fee of $20,000, which during 2009 was reduced to $10,000. Sports Properties’ advisors, Robert Caporale and Randel E. Vataha, are Chairman and President, respectively, and each own 50% of, the membership interests of Game Plan LLC. We were also a party to an agreement with Game Plan LLC which was terminated as of June 1, 2008 pursuant to which Game Plan LLC provided certain consulting services to us and to Sports Properties, including advising in identifying a target business. For the services rendered by Game Plan to us, we paid Game Plan a monthly fee of $10,000. The fees paid by us pursuant to the consulting agreements are solely borne by us and were not reimbursed by Sports Properties. We are also a party to an agreement with Graidan Ventures LLC, which was amended as of June 1, 2008, when Sports Properties entered into its own agreement with Graidan Ventures. Under the prior agreement, the principal of Graidan Ventures provides us with general consulting, managerial, and investment banking advice relating to our investments in both SPACs and other investment opportunities. For these services, we paid Graidan Ventures a monthly fee of $18,750. Under the amended and restated agreement, Graidan Ventures provides us with general consulting, managerial, and investment banking advice related to our investment in National Security and other investment opportunities for these services, we pay Graidan Ventures a monthly fee of $3,750.

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

Our investment in Sports Properties’ may create conflicts of interest. Andrew M. Murstein, our President and a director, serves as the Vice Chairman and Secretary of Sports Properties. Larry D. Hall, our Chief Financial Officer, serves as the Chief Financial Officer of Sports Properties. Henry L. Aaron, Mario M. Cuomo, and Stanley Kreitman serve as our directors and as directors of Sports Properties. Messrs. Murstein, Hall, Aaron, and Cuomo entered into an agreement with Sports Properties and with Sports Properties’ underwriter(s) whereby they agreed, and Mr. Kreitman is anticipated to enter into an agreement with Sports Properties whereby he will agree, to present to Sports Properties, prior to presentation to any other person or entity, opportunities to acquire entities, until the earlier of Sports Properties’ consummation of a business combination, liquidation, or until such time as they cease to be an officer or director of Sports Properties, subject to any pre-existing fiduciary or contractual obligation they have. We also entered into an agreement with Sports Properties and with Sports Properties’ underwriter(s) whereby we agreed to present to Sports Properties, prior to our own consideration or presentation to any other person or entity, opportunities to acquire entities in the sports, leisure, or entertainment industries that, in our reasonable discretion, have a value equal to or exceeding 80% of Sports Properties’ total assets held in trust, which are currently estimated at approximately $215,010,000, at the time that we become aware of such opportunity. Andrew Murstein has agreed to serve as Vice Chairman, Executive Vice President, and Secretary of National Security. Larry D. Hall has agreed to serve as Chief Financial Officer of National Security. Stanley Kreitman, Frederick Menowitz, David Rudnick, and Lowell Weicker serve as our directors and have agreed to serve as directors of National Security. If the offering of units of National Security is successful, our executive officers and directors are anticipated to enter into similar agreements with National Security, as are we, with respect to opportunities in the homeland defense and security industries.

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

MEDALLION FINANCIAL CORP.

Date:	May 7, 2009

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant
as principal financial and accounting officer.