Form 10-Q
period 2009-09-30
MEDALLION FINANCIAL CORP
filed 2009-11-05
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 5, 2009 was 17,575,877.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end management investment company organized as a Delaware corporation. We have elected to be regulated as a business development company (BDC) under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 8%, and our commercial loan portfolio at a compound annual growth rate of 5% (both 11% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16%. Total assets under our management, which includes assets serviced for third party investors and managed by Medallion Bank, were $1,036,883,000 as of September 30, 2009, and $1,075,509,000 and $1,048,705,000 as of December 31, 2008 and September 30, 2008, and have grown at a compound annual growth rate of 13% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $141,594,000 or $9.10 per share.

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

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2009.

Our consolidated balance sheet as of September 30, 2009, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and nine months ended September 30, 2009 and 2008 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2009 and 2008, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Interest income on investments	$8,865	$10,391	$27,545	$33,934
Dividends and interest income on short-term investments(1)	1,036	1,114	3,113	4,280
Medallion lease income	295	238	886	703

Total investment income	10,196	11,743	31,544	38,917

Total interest expense(2)	4,174	5,131	13,056	17,940

Net interest income	6,022	6,612	18,488	20,977

Total noninterest income	963	795	2,427	2,908

Salaries and benefits	2,857	2,708	8,846	8,052
Professional fees	467	325	1,546	1,281
Occupancy expense	308	205	882	866
Other operating expenses	1,352	744	3,615	3,040

Total operating expenses	4,984	3,982	14,889	13,239

Net investment income before income taxes(1) (3)	2,001	3,425	6,026	10,646
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	2,001	3,425	6,026	10,646

Net realized gains (losses) on investments	486	108	(1,404)	(3,869)

Net change in unrealized appreciation (depreciation) on investments	(841)	449	1,208	6,138
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries	1,243	136	951	(499)

Net unrealized appreciation on investments	402	585	2,159	5,639

Net realized/unrealized gains on investments	888	693	755	1,770

Net increase in net assets resulting from operations	$2,889	$4,118	$6,781	$12,416

Net increase in net assets resulting from operations per common share
Basic	$0.16	$0.23	$0.39	$0.71
Diluted	0.16	0.23	0.38	0.70

Dividends declared per share	$0.19	$0.19	$0.57	$0.57

Weighted average common shares outstanding
Basic	17,575,877	17,535,249	17,567,602	17,512,245
Diluted	17,708,892	17,756,913	17,683,571	17,733,830

(1)	Includes $1,000 and $3,000 of dividend income for the three and nine months ended September 30, 2009, and $1,000 and $4,000 for the three and nine months ended September 30, 2008 from Medallion Bank.
(2)	Average borrowings outstanding were $399,175 and $430,699, and the related average borrowing costs were 4.15% and 4.05% for the 2009 third quarter and nine months, and were $449,304, $490,046, 4.54%, and 4.89% for the comparable 2008 periods.
(3)	Includes $821 and $2,042 of net revenues received from Medallion Bank for the three and nine months ended September 30, 2009, and $592 and $1,688 for the comparable 2008 periods, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	UNAUDITED September 30, 2009	December 31, 2008
Assets
Medallion loans, at fair value	$341,783	$402,964
Commercial loans, at fair value(1)	81,787	89,611
Investment in Medallion Bank and other controlled subsidiaries, at fair value	77,544	74,750
Investment securities, at fair value	—	—
Equity investments, at fair value	2,898	3,272

Net investments ($278,695 at September 30, 2009 and $347,517 at December 31, 2008 pledged as collateral under borrowing arrangements)	504,012	570,597
Cash and cash equivalents ($0 at September 30, 2009 and December 31, 2008 restricted as to use by lender)(2)	29,587	32,075
Accrued interest receivable	1,824	2,149
Fixed assets, net	316	411
Goodwill, net	5,069	5,069
Other assets, net	38,683	36,384

Total assets	$579,491	$646,685

Liabilities
Accounts payable and accrued expenses	$7,341	$7,074
Accrued interest payable	850	2,015
Funds borrowed	399,280	462,650

Total liabilities	407,471	471,739

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 18,990,119 shares at September 30, 2009 and 18,963,466 shares at December 31, 2008 issued)	190	190
Treasury stock at cost (1,414,242 shares at September 30, 2009 and December 31, 2008)	(13,012)	(13,012)
Capital in excess of par value	178,790	178,482
Accumulated undistributed net investment loss	(6,092)	(1,650)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	12,144	10,936

Total shareholders’ equity (net assets)	172,020	174,946

Total liabilities and shareholders’ equity	$579,491	$646,685

Number of common shares outstanding	17,575,877	17,549,224
Net asset value per share	$9.79	$9.97

(1)	Includes a $3,100 loan to an entity which is majority owned by one of our controlled subsidiaries.
(2)	Includes $100 in an FDIC insured deposit with Medallion Bank.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Net investment income after income taxes	$2,001	$3,425	$6,026	$10,646
Net realized gains (losses) on investments	486	108	(1,404)	(3,869)
Net unrealized appreciation on investments	402	585	2,159	5,639

Net increase in net assets resulting from operations	2,889	4,118	6,781	12,416

Investment income, net	(3,340)	(3,306)	(10,016)	(9,948)
Realized gain from investment transactions, net	—	(25)	—	(32)

Dividends and distributions to shareholders (1)	(3,340)	(3,331)	(10,016)	(9,980)

Exercise of stock options and stock-based compensation expense	57	167	309	544
Treasury stock acquired	—	—	—	(74)

Capital share transactions	57	167	309	470

Total increase (decrease) in net assets	(394)	954	(2,926)	2,906
Net assets at the beginning of the period	172,414	174,375	174,946	172,423

Net assets at the end of the period(2)	$172,020	$175,329	$172,020	$175,329

Capital share activity
Common stock issued, beginning of period	18,990,119	18,943,466	18,963,466	18,902,416
Exercise of stock options	—	15,000	26,653	56,050

Common stock issued, end of period	18,990,119	18,958,466	18,990,119	18,958,466

Treasury stock, beginning of period	(1,414,242)	(1,414,242)	(1,414,242)	(1,406,551)
Treasury stock acquired	—	—	—	(7,691)

Treasury stock, end of period	(1,414,242)	(1,414,242)	(1,414,242)	(1,414,242)

Common stock outstanding	17,575,877	17,544,224	17,575,877	17,544,224

(1)	Dividends declared were $0.19 and $0.57 per share for 2009 third quarter and nine months, and were $0.19 and $0.57 for the comparable 2008 periods.
(2)	Includes $2,153 of undistributed net investment income and $0 of undistributed net realized gains on investments at September 30, 2009.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$6,781	$12,416
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	1,359	1,159
Amortization of origination costs	8	351
Increase in net unrealized appreciation on investments	(1,208)	(6,138)
Net change in unrealized (appreciation) depreciation on Medallion Bank and other controlled subsidiaries	(951)	499
Net realized losses on investments	1,404	3,869
Stock-based compensation expense	179	215
Decrease in accrued interest receivable	325	160
Increase in other assets, net	(825)	(685)
Increase in accounts payable and accrued expenses	267	3,506
Decrease in accrued interest payable	(1,165)	(1,379)

Net cash provided by operating activities	6,174	13,973

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(130,167)	(227,077)
Proceeds from principal receipts, sales, and maturities of investments	196,709	308,142
Investments in Medallion Bank and other controlled subsidiaries, net	(1,843)	(13,567)
Capital expenditures	(105)	(160)

Net cash provided by investing activities	64,594	67,338

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	239,741	380,480
Repayments of funds borrowed	(303,111)	(474,230)
Issuance of SBA debentures	—	8,000
Proceeds from exercise of stock options	130	329
Purchase of treasury stock at cost	—	(74)
Payments of declared dividends	(10,016)	(9,980)

Net cash used for financing activities	(73,256)	(95,475)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,488)	(14,164)
Cash and cash equivalents, beginning of period	32,075	33,454

Cash and cash equivalents, end of period	$29,587	$19,290

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$13,061	$18,453
Cash paid during the period for income taxes	—	—
Non-cash investing activities-net transfers to (from) other assets	480	(642)

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

In December 2008, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $203,844,000 at September 30, 2009, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,171,000 at September 30, 2009, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

In December 2006, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust II (Trust II), for the purpose of owning medallion loans originated by MFC or others. Trust II is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust II, will be entitled to be satisfied out of Trust II’s assets prior to any value in Trust II becoming available to Trust II’s equity holders. The assets of Trust II, aggregating $61,646,000 at September 30, 2009, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust II. Trust II’s loans are serviced by MFC.

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

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

Fair Value of Assets and Liabilities

The Company follows FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, (FASB ASC 820), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entities own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. See also Notes 2, 11, and 12 to the consolidated financial statements.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 16% and 14% of the investment portfolio at September 30, 2009 and December 31, 2008, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $1,343,000 and $1,543,000 at September 30, 2009 and December 31, 2008, and non-marketable securities of $1,555,000 and $1,729,000 in the comparable periods. The $77,544,000 and $74,750,000 related to portfolio investments in controlled subsidiaries at September 30, 2009 and December 31, 2008 were all non-marketable in each period. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 68% and 70% of the Company’s investment portfolio at September 30, 2009 and December 31, 2008 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 76% and 76% were in New York City at September 30, 2009 and December 31, 2008. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (16% at September 30, 2009 and December 31, 2008) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, wholesaling, administrative and support services, accommodation and food services, and various other industries. More than 21% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the US. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 15%, 1%, and 0% at September 30, 2009 and 13%, 1%, and 0% at December 31, 2008.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 56% and 57% of the Company’s investment portfolio at September 30, 2009 and December 31, 2008 (75% and 74% in New York City), commercial loans were 18% and 19%, and 22% and 20% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, and trailers. Investment securities were 2% and 2% at September 30, 2009 and December 31, 2008, and equity investments (including investments in controlled subsidiaries) were 2% and 2%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2009 and December 31, 2008, net origination costs totaled approximately $112,000 and $252,000. Net amortization expense for the three months ended September 30, 2009 and 2008 was $0 and $85,000, and was $8,000 and $351,000 for the comparable nine month periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At September 30, 2009 and December 31, 2008, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2009 and 2008.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At September 30, 2009, December 31, 2008, and September 30, 2008, total non-accrual loans were $22,046,000, $17,939,000, and $17,954,000, and represented 5%, 4%, and 4% of the gross medallion and commercial loan portfolio at each period end. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $6,565,000, $4,172,000, and $5,841,000 as of September 30, 2009, December 31, 2008, and September 30, 2008, of which $1,185,000 and $828,000 would have been recognized in the quarters ended September 30, 2009 and 2008, and $2,638,000 and $1,792,000 would have been recognized in the comparable nine-month periods.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company was $297,998,000 and $268,028,000 at September 30, 2009 and December 31, 2008, and included $213,858,000 and $204,055,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of September 30, 2009 and December 31, 2008.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments was $12,144,000, $10,936,000, and $10,752,000 as of September 30, 2009, December 31, 2008, and September 30, 2008. Our investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the 2009 and 2008 periods shown below.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2008	($5,115)	$437	$15,614	$10,936
Net change in unrealized
Appreciation on investments	—	(656)	1,837	1,181
Depreciation on investments	(621)	(63)	—	(684)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	370	—	—	370

Balance March 31, 2009	(5,366)	(282)	17,451	11,803
Net change in unrealized
Appreciation on investments	—	101	815	916
Depreciation on investments	(366)	(447)	(481)	(1,294)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(440)	(440)
Losses on investments	2,000	—	—	2,000
Reclassification of unrealized depreciation	400	—	(400)	—

Balance June 30, 2009	(3,332)	(628)	16,945	12,985
Net change in unrealized
Appreciation on investments	—	360	—	360
Depreciation on investments	(751)	23	(36)	(764)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(460)	(460)
Losses on investments	23	—	—	23

Balance September 30, 2009	($4,060)	($245)	$16,449	$12,144

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2007	($6,469)	$2,742	$8,341	$4,614
Net change in unrealized
Appreciation on investments	—	—	1,670	1,670
Depreciation on investments	(500)	(123)	(150)	(773)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(1,260)	(1,260)
Losses on investments	145	—	—	145

Balance March 31, 2008	(6,824)	2,619	8,601	4,396
Net change in unrealized
Appreciation on investments	—	—	1,002	1,002
Depreciation on investments	(73)	32	—	(41)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(140)	(140)
Losses on investments	5,085	—	—	5,085

Balance June 30, 2008	(1,812)	2,651	9,463	10,302
Net change in unrealized
Appreciation on investments	—	(601)	2,505	1,904
Depreciation on investments	(1,631)	(23)	200	(1,454)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	—	—	—	—

Balance September 30, 2008	($3,443)	$2,027	$12,168	$10,752

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$360	($601)	($195)	($601)
Unrealized depreciation	(728)	(1,655)	(2,225)	(2,318)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries	1,243	136	951	(499)
Realized gains	—	—	—	—
Realized losses	23	—	2,392	5,230
Unrealized gains on foreclosed properties	(496)	2,705	1,236	3,827

Total	$402	$585	$2,159	$5,639

Net realized gains (losses) on investments
Realized gains	$—	$—	$—	$—
Realized losses	(23)	—	(2,392)	(5,230)
Other gains	—	—	—	30
Direct recoveries (chargeoffs)	49	108	71	(55)
Realized gains on foreclosed properties	460	—	917	1,386

Total	$486	$108	($1,404)	($3,869)

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

Goodwill

Effective January 1, 2002, coincident with the adoption of FASB ASC Topic 350, “Intangibles – Goodwill and Other,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of September 30, 2009. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $59,000 and $95,000 for the three months ended September 30, 2009 and 2008, and was $200,000 and $293,000 for the comparable nine months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was approximately $335,000 and $290,000 for the three months ended September 30, 2009 and 2008, and was $988,000 and $866,000 for the comparable nine months. In addition, the Company capitalizes certain costs for transactions in the process of completion, including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $5,029,000, $5,708,000, and $3,076,000 as of September 30, 2009, December 31, 2008, and September 30, 2008.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2008 and 2007, and anticipates qualifying and filing as a RIC for 2009. As a result, no provisions for income taxes have been recorded for the three and nine months ended September 30, 2009 and 2008. State and local tax treatment follows the federal model.

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Net increase in net assets resulting from operations available to common shareholders	$2,889	$4,118	$6,781	$12,416

Weighted average common shares outstanding applicable to basic EPS	17,575,877	17,535,249	17,567,602	17,512,245
Effect of dilutive stock options	133,015	221,664	115,969	221,585

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,708,892	17,756,913	17,683,571	17,733,830

Basic earnings per share	$0.16	$0.23	$0.39	$0.71
Diluted earnings per share	0.16	0.23	0.38	0.70

Potentially dilutive common shares excluded from the above calculations aggregated 1,145,202 and 1,095,604 shares as of September 30, 2009 and 2008.

Stock Compensation

The Company follows FASB Accounting Standard Codification Topic 718 (ASC 718), “Compensation – Stock Compensation”, for its stock option plans, and accordingly, the Company recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected in net increase in net assets resulting from operations, for both any new grants, as well as for all unvested options outstanding at December 31, 2005, in both cases using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.

The Company elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During the nine months ended September 30, 2009, the Company issued 68,667 shares of stock-based compensation awards, and recognized $57,000 and $179,000, or $0.00 and $0.01 per diluted common share for the respective periods, of non-cash stock-based compensation expense related to the option grants. During the three and nine months ended September 30, 2008, the Company issued 0 and 387,752 shares of stock-based compensation awards, and recognized $81,000 and $215,000, or $0.00 and $0.01 per diluted common share for the respective periods, of non-cash stock-based compensation expense related to the option grants. As of September 30, 2009, the total remaining unrecognized compensation cost related to unvested stock options was $326,000, which is expected to be recognized over the next eleven quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. During 2009, the Company entered into contracts to purchase interest rate caps on $252,000,000 notional value of principal from various multinational banks, of which $202,000,000 are active with termination dates ranging to June, 2011. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. The caps were fully expensed in the 2009 third quarter and are carried at $0 on the balance sheet, and $133,000 and $171,000 were recorded in interest expense for the three and nine months ended September 30, 2009. The Company had no interest rate cap agreements or other derivative instruments outstanding during 2008.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statements of operations and other valuation adjustments on other controlled subsidiaries for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Statement of operations
Investment income	$11,376	$10,959	$33,283	$30,230
Interest expense	2,533	3,727	8,908	11,042

Net interest income	8,843	7,232	24,375	19,188
Noninterest income	96	101	313	438
Operating expenses	2,576	2,108	7,427	6,013

Net investment income before income taxes	6,363	5,225	17,261	13,613
Income tax provision	1,417	875	2,749	2,621

Net investment income after income taxes	4,946	4,350	14,512	10,992
Net realized/unrealized losses of Medallion Bank	(2,464)	(3,182)	(9,353)	(7,074)

Net increase in net assets resulting from operations of Medallion Bank	2,482	1,168	5,159	3,918
Unrealized depreciation on Medallion Bank (1)	(1,161)	(1,000)	(3,461)	(4,000)
Net realized/unrealized losses of controlled subsidiaries other than Medallion Bank	(78)	(32)	(747)	(417)

Net increase (decrease) in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$1,243	$136	$951	($499)

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the parent and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of September 30, 2009 and December 31, 2008.

(Dollars in thousands)	2009	2008
Loans	$408,754	$396,103
Investment securities, at fair value	19,032	20,088

Net investments ($0 pledged as collateral under borrowing arrangements at September 30, 2009 and December 31, 2008) (1)	427,786	416,191
Cash ($0 at September 30, 2009 and December 31, 2008 restricted as to use by lender)	8,365	9,401
Due from affiliates	201	—
Other assets, net	8,714	9,802

Total assets	$445,066	$435,394

Other liabilities	$1,813	$1,227
Due to affiliates	—	235
Deposits and federal funds purchased, including accrued interest payable (2)	364,236	370,164

Total liabilities	366,049	371,626
Medallion Bank equity (3)	79,017	63,768

Total liabilities and equity	$445,066	$435,394

Investment in other controlled subsidiaries	$10,529	$10,747
Total investment in Medallion Bank and other controlled subsidiaries	$77,549	$74,750

(1)	Included in Medallion Bank’s net investments is $548 and $856 for purchased loan premium and facility fees at September 30, 2009 and December 31, 2008.
(2)	Includes $100 in an FDIC insured deposit from the Company.
(3)	Includes $11,800 of preferred stock issued to the US Treasury under the Troubled Asset Relief Program (TARP).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At September 30, 2009 and December 31, 2008, the net premium on investment securities totaled $178,000 and $96,000, and $22,000 and $51,000 was amortized into interest income for the third quarter and nine months ended September 30, 2009, and $18,000 and ($27,000) were amortized (accreted) in the comparable 2008 periods.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At September 30, 2009, $3,154,000 or 2% of consumer loans, $1,621,000 or 2% of commercial loans, and $148,000 or less than 1% of medallion loans were on nonaccrual, compared to $2,442,000 or 1% of consumer loans, $1,832,000 or 2% of commercial loans, and $0 or 0% of medallion loans on nonaccrual at December 31, 2008, and $1,774,000 or less than 1% of consumer loans, $1,052,000 or 1% of commercial loans, and $0 or 0% of medallion loans on nonaccrual at September 30, 2008. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $175,000, $141,000, and $77,000 as of September 30, 2009, December 31, 2008, and September 30, 2008.

Medallion Bank’s loan and investment portfolios are assessed for collectability on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. The consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000, of which $66,000 and $235,000 was amortized into interest income in the 2009 third quarter and nine months, and $80,000 and $317,000 was amortized into interest income in the comparable 2008 periods. The premium amount on the balance sheet was $583,000 and $818,000 at September 30, 2009 and December 31, 2008. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described previously in Note 2.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.15% to 0.50%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at September 30, 2009 and December 31, 2008 was $749,000 and $988,000, and $305,000 and $817,000 was amortized to interest expense during the third quarter and nine months ended September 30, 2009, and $245,000 and $682,000 were amortized in the comparable 2008 periods. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending September 30,						September 30, 2009	December 31, 2008	Interest Rate (1)
(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter
Deposits	$247,374	$91,515	$23,000	$—	$—	$—	$361,889	$366,408	2.07%

(1)	Weighted average contractual rate as of September 30, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, that the Tier I Leverage Capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including an aggregate of $1,750,000 contributed over the 2009 nine months, and an aggregate of $6,000,000 contributed over the 2008 nine months. Separately, Medallion Bank paid dividends to the Company of $3,000,000 and $4,000,000 in the 2009 and 2008 nine months. Without the capital infusions by the Company, a portion of the Medallion Bank dividends would have been retained to ensure

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

Medallion Bank met its capital ratio requirements, and in such circumstance, if the Company maintained its dividends at the existing levels, a portion of those dividends would have represented a tax-free return of capital.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of September 30, 2009 and December 31, 2008, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of September 30, 2009, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory		September 30, 2009	December 31, 2008
(Dollars in Thousands)	Minimum	Well-capitalized
Tier I capital	$—	$—	$78,878	$63,808
Total capital	—	—	84,345	69,105
Average assets	—	—	450,233	434,585
Risk-weighted assets	—	—	429,970	418,089
Leverage ratio (1)	4%	5%	17.5%	14.7%
Tier I capital ratio (2)	4	6	18.4	15.2
Total capital ratio (2)	8	10	19.6	16.5

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending September 30,						September 30, 2009	December 31, 2008	Interest Rate (1)
(Dollars in millions)	2010	2011	2012	2013	2014	Thereafter
Revolving lines of credit	$39,921	$—	$—	$—	$185,254	$—	$225,175	$314,858	1.61%
SBA debentures	—	17,985	13,500	19,450	13,500	23,815	88,250	88,250	6.09
Notes payable to banks	12,151	25,118	15,586	—	—	—	52,855	26,542	4.66
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.68

Total	$52,072	$43,103	$29,086	$19,450	$198,754	$56,815	$399,280	$462,650	3.50

(1)	Weighted average contractual rate as of September 30, 2009.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $185,254,000 was outstanding at September 30, 2009. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.25% at September 30, 2009) plus 0.75%, or 90 day LIBOR (0.29% at September 30, 2009) plus 0.50%; plus 0.95%.

In December 2006, and as renegotiated in December 2007 and November 2008, Trust II entered into a revolving line of credit agreement with Citibank N.A., to provide up to $250,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (Citi line), of which $39,921,000 was outstanding at September 30, 2009. In November 2008, the line of credit was reduced to $225,000,000. Borrowings under Trust II’s revolving line of credit are collateralized by Trust II’s assets. MFC is the servicer of the loans owned by Trust II. The Citi line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The Citi line matures in November 2009. The interest rate is a pooled short-term commercial paper rate, which approximates LIBOR (0.25% at September 30, 2009), plus 0.82% with a facility fee of 0.15% on the aggregate Citi line, and prior to November 2008 was plus 0.47% with a facility fee of 0.15%.

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

Based on current market conditions, we expect that Citibank may not extend the credit facility beyond its current maturity date in November 2009. We have available liquidity of $14,746,000 under our revolving credit agreement with DZ Bank as of September 30, 2009. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, including sources of liquidity to repay our borrowings under the Citibank line; however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis.

(B) SBA DEBENTURES

In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of September 30, 2009, $91,000,000 of commitments had been fully utilized, and $8,500,000 was available for borrowing.

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(C) PREFERRED SECURITIES, NOTES PAYABLE TO BANKS, AND MARGIN LOANS

In August 2009, MFC entered into a note agreement with Alma Bank for $4,033,000. This agreement is collateralized by certain medallion loans owned by MFC of which $4,026,000 was outstanding at September 30, 2009. The note agreement bears a fixed rate of interest of 4.50% to August 2010, and thereafter a variable rate of interest of the greater of 4.50% or prime (3.25% at September 30, 2009) plus 0.25%. The note matures in June 2011. Principal and interest payments are made monthly in proportion to the payments received by MFC on the underlying medallion loan collateral.

In July 2009, MFC entered into a note agreement with State Bank of Long Island (SBLI) for $4,793,000. This agreement is collateralized by certain medallion loans owned by MFC of which $4,751,000 was outstanding at September 30, 2009. The note agreement bears a fixed rate of interest of 4.70% to July 2010, and thereafter a variable rate of interest of the greater of 4.70% or 360 day LIBOR (1.25% at September 30, 2009) plus 2.00%. The note matures in June 2011. Principal and interest payments are made monthly in proportion to the payments received by MFC on the underlying medallion loan collateral.

In March 2009, MFC entered into a note agreement with Modern Bank for $4,227,000. This agreement is collateralized by certain medallion loans owned by MFC of which $4,227,000 was outstanding at September 30, 2009. The note agreement bears a fixed rate of interest of 4.625% to March 2010, and thereafter a variable rate of interest of the greater of 4.625% or prime (3.25% at September 30, 2009) plus 1.375%. The note matures in October 2011. Principal and interest payments are made monthly in proportion to the payments received by MFC on the underlying medallion loan collateral.

During the nine months ended September 30, 2009, MFC and the Company entered into four note agreements with Flushing Savings Bank for $5,919,000, $4,785,000, $7,319,000, and $3,164,000. These agreements are collateralized by certain medallion loans owned by MFC and the Company of which $5,919,000, $4,785,000, and $3,767,000, and $3,139,000 were outstanding at September 30, 2009. These note agreements bear fixed rates of interest of 5.50%, 5.25%, 5.125%, and 4.70% (until June 30, 2010, after which the rate will be the greater of 4.70% or prime plus 0.50%). The notes mature June 2011, October 2011, and July 2012, and various dates based on the maturities of the underlying medallion loan collateral (ranging from March 2010 to January 2012). Principal and interest payments are made monthly in proportion to the payments received by MFC and the Company on the underlying medallion loan collateral.

In April 2008, certain operating subsidiaries of MFC entered into an aggregate $1,800,000 of note agreements with SBLI. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,728,000 was outstanding at September 30, 2009. The note agreements bear interest at 5.50%, payable monthly. The notes mature May 1, 2011 and are guaranteed by both the Company and MFC. Principal and interest payments of $12,000 are due monthly, with the balance due at maturity.

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR plus 2.125%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At September 30, 2009, $33,000,000 was outstanding on the preferred securities. In December 2007, the Company was able to acquire $2,000,000 of the preferred securities for $1,300,000, realizing a gain of $700,000 in a transaction with a third party investor.

In March 2007, the Company entered into a margin loan agreement with Smith Barney, a subsidiary of Citicorp. The margin loan was secured by the pledge of short-term, high-quality investment securities held by the Company, and was generally available at 99% of the current fair market value of the securities. The margin loan bore interest at LIBOR (0.25% at September 30, 2009) plus 0.35%. As of September 30, 2009, $0 had been drawn down under this margin loan.

In December 2006, the Company entered into a margin loan agreement with Bear Stearns & Co. Inc. The margin loan was secured by the pledge of short-term, high-quality investment securities held by the Company, and was generally available at 99% of the current fair market value of the securities. The margin loan bore interest at LIBOR (0.25% at September 30, 2009) plus 0.50%. This line expired during 2008.

In December 2006, certain operating subsidiaries of MFC entered into an aggregate $966,000 of note agreements with New York Commercial Bank, which was increased by $756,000 in January 2007, by $2,250,000 in May 2007, and by $1,572,000 in May 2008 to an aggregate of $5,544,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $4,785,000 was outstanding at September 30, 2009. The note agreements bear interest at 5.50%, payable monthly. The notes mature May 14, 2011, and are guaranteed by both the Company and MFC. Principal and interest payments of $38,000 are due monthly, with the balance due at maturity.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

In October 2006, certain operating subsidiaries of MFC entered into an aggregate $840,000 of note agreements with Metropolitan Bank of New York, which was increased by $2,250,000 in May 2007 and by $1,302,000 in June 2008, to an aggregate of $4,392,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $4,228,000 was outstanding at September 30, 2009. The note agreements bear interest at 5.75%, payable monthly. The notes mature July 1, 2011 and are guaranteed by MFC. Principal and interest payments of $33,000 are due monthly, with the balance due at maturity.

In January 2005, MFC entered into a $4,000,000 revolving note agreement with New York Commercial Bank, formerly known as Atlantic Bank of New York that matured on December 1, 2005, and which maturity was extended to May 1, 2010. On March 6, 2006, the line of credit was increased to $6,000,000, and was further increased to $8,000,000 in March 2007. The line is secured by medallion loans of MFC that are in process of being sold to the Trusts, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate (3.25% at September 30, 2009) plus 0.50% from July 2009, and prior to that was at the prime rate minus 0.25%, payable monthly. As of September 30, 2009, $0 had been drawn down under this line.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that was further extended to May 31, 2010 and was increased to $20,000,000. The line is secured by certain pledged assets of the Company, and is subject to periodic borrowing base requirements. Effective August 2006, the line bears interest, payable monthly, at LIBOR (0.25% at September 30, 2009) plus 2.0% with an unused fee of 0.25% as of September 30, 2009, and prior to that with no unused fee, and prior to that was at the prime rate, and was subject to an unused fee of 0.125%, and since February 2009, is subject to an interest rate floor of 3%. As of September 30, 2009, $11,500,000 had been drawn down under this line.

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

(5) STOCK OPTIONS

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At September 30, 2009, 217,067 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the 2006 Director Plan. At September 30, 2009, 10,000 shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan will become effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock that, at the time of issuance, is subject to certain forfeiture provisions, and thus are restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

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

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At September 30, 2009, 1,501,199 shares of the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,095,940 shares were exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $0.91 per share for the nine months ended September 30, 2009, and was $1.13 per share for the nine months ended September 30, 2008. The following assumptions were used for the shares granted during 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk free interest rate	NA	NA	2.89%	3.00%
Expected dividend yield	NA	NA	8.00	8.00
Expected life of option in years (1)	NA	NA	6.00	6.00
Expected volatility (2)	NA	NA	30.00	30.00

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the three and nine months ended September 30, 2009 and the year ended December 31, 2008.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2007	1,468,055	$3.50 - 29.25	$11.12
Granted	429,918	7.79 - 9.99	9.16
Cancelled	(107,736)	6.50 - 29.25	20.33
Exercised	(61,050)	3.87 - 7.03	5.79

Outstanding at December 31, 2008	1,729,187	3.50 - 18.75	10.25
Granted	—	—	—
Cancelled	(477)	9.22	9.22
Exercised (1)	(16,547)	4.85 - 5.51	5.39

Outstanding at March 31, 2009	1,712,163	3.50 - 18.75	10.29
Granted	68,667	7.49 - 7.62	7.57
Cancelled	(250,525)	9.22 - 17.25	17.23
Exercised (1)	(10,106)	3.50 - 4.85	4.03

Outstanding at June 30, 2009	1,520,199	3.50 - 18.75	9.07
Granted	—	—	—
Cancelled	(19,000)	7.68 - 11.21	7.87
Exercised (1)	—	—	—

Outstanding at September 30, 2009 (2)	1,501,199	$3.50 - 18.75	$9.08

Options exercisable at September 30, 2009 (2)	1,095,940	$3.50 - 18.75	$9.06

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 and $45,000 for the 2009 third quarter and nine months, and was $66,000 and $225,000 for the comparable 2008 periods.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2009 and the related exercise price of the underlying options, was $1,304,000 for outstanding options and $1,234,000 for exercisable options as of September 30, 2009.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

The following table presents the activity for the unvested options outstanding under the plan for the quarter and nine months ended September 30, 2009.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2008	559,602	$7.79 - 13.06	$9.70
Granted	—	—	—
Cancelled	(477)	9.22	9.22
Vested	(35,389)	9.99 - 11.21	10.73

Outstanding at March 31, 2009	523,736	7.79 - 13.06	9.63
Granted	68,667	7.49 - 7.62	7.57
Cancelled	(366)	9.22	9.22
Vested	(181,279)	8.51 - 13.06	9.86

Outstanding at June 30, 2009	410,758	7.49 - 13.06	9.36
Granted	—	—	—
Cancelled	(500)	11.21	11.21
Vested	(5,000)	11.21 - 13.06	12.14

Outstanding at September 30, 2009	405,258	$7.49 - 11.24	$9.15

The fair value of the options vested was $0 for the 2009 third quarter and nine months.

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2009 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding			Options Exercisable
	Weighted average			Weighted average
Range of Exercise Prices	Shares at September 30, 2009	Remaining contractual life in years	Exercise price	Shares at September 30, 2009	Remaining contractual life in years	Exercise price
$ 3.50-5.51	350,997	2.79	$4.91	350,997	2.79	$4.91
6.89-13.06	1,083,320	7.09	9.94	678,061	6.20	10.42
14.63-15.56	26,948	1.18	14.98	26,948	1.18	14.98
17.94-18.75	39,934	0.22	18.41	39,934	0.22	18.41

$3.50-18.75	1,501,199	5.79	9.08	1,095,940	4.76	9.06

(6) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Servicing fees	$637	$413	$1,515	$1,169
Prepayment penalties	177	207	506	1,119
Late charges	75	80	196	260
Other	74	95	210	360

Total noninterest income	$963	$795	$2,427	$2,908

The increase in servicing fees in 2009 primarily reflected the fees earned on the larger serviced Medallion Bank portfolio. Prepayment penalties decreased in the 2009 third quarter and nine months compared to the 2008 periods due to early payoff of several large loans, including $550,000 recovered in the 2008 nine months. The decrease in other income reflected the 2008 receipt of an investment partnership income distribution.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

The major components of other operating expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Travel, meals, and entertainment	$349	$140	$921	$426
Directors fees	187	127	444	316
Loan collection costs	133	38	376	118
Miscellaneous taxes	99	(8)	293	535
Office expense	85	90	271	324
Printing and stationary	84	31	157	101
Investment and referral costs	78	40	156	86
Telephone	64	80	169	173
Depreciation and amortization	59	95	200	293
Insurance	34	34	182	164
Other expenses	180	77	446	504

Total operating expenses	$1,352	$744	$3,615	$3,040

Travel, meals and entertainment increased due to an increase in investment development activities. Directors’ fees increased due to higher directors’ meeting expenses and a greater frequency of meetings. Higher loan collection costs in the third quarter and nine months ending September 30, 2009 reflected costs associated with the SPAC and increased collection efforts on certain past due loans and foreclosed property. Miscellaneous taxes were higher in the first nine months of 2008 due to higher franchise and excise taxes in the year-ago period related to the disposition of foreclosed property. Printing and stationary costs increased reflecting higher annual report and SEC filing requirement costs. Depreciation and amortization expense decreased as more assets became fully depreciated.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Net share data:
Net asset value at the beginning of the period	$9.81	$9.95	$9.97	$9.86
Net investment income	0.11	0.19	0.34	0.60
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.03	0.01	(0.08)	(0.22)
Net change in unrealized appreciation on investments	0.02	0.03	0.12	0.32

Net increase in net assets resulting from operations	0.16	0.23	0.38	0.70
Issuance of common stock	—	—	—	—
Distribution of net investment income	(0.17)	(0.19)	(0.55)	(0.57)
Distribution of net realized gains on investments	(0.02)	—	(0.02)	—
Other	0.01	—	0.01	—

Total increase (decrease) in net asset value	(0.02)	0.04	(0.18)	0.13

Net asset value at the end of the period (1)	$9.79	$9.99	$9.79	$9.99

Per share market value at beginning of period	$7.65	$9.42	$7.63	$10.02
Per share market value at end of period	8.36	10.47	8.36	10.47
Total return (2)	47%	52%	24%	14%

Ratios/supplemental data
Average net assets	$172,333	$174,728	$173,763	$173,881
Total expense ratio (3)	21%	21%	22%	24%
Operating expenses to average net assets	11	9	11	10
Net investment income after taxes to average net assets	4.61	7.80	4.64	8.18

(1)	Includes $0.12 and $0.39 of undistributed net investment income per share and $0.00 and $0 of undistributed net realized gains per share as of September 30, 2009 and 2008.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2009, the FASB issued Accounting Standards Update 2009-12, “Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities That Calculate Net Asset value per Share or its Equivalent” (FASB ASU 2009-12). FASB ASU 2009-12 amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, and permits in certain circumstances a reporting entity to measure the fair value of an investment on the basis of the net asset value per share of the investment. Additionally, the update requires additional disclosures such as the nature of any restrictions on the investor’s ability

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. FASB ASU 2009-12 is effective for reporting periods ending after December 15, 2009 with early adoption permitted. The Company does not expect adoption of FASB ASU 2009-12 to have a material impact on its financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value” (FASB ASU 2009-05). FASB ASU 2009-05 provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures Overall, clarifies the techniques a reporting entity should use in valuing a liability in circumstances where a quoted price in an active market for an identical liability is not available, as well as clarifying that the requirements needed for Level 1 fair value measurements when the quoted price of an identical liability is utilized. FASB ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company does not expect adoption of FASB ASU 2009-05 to have a material impact on its financial condition or results of operations.

In June 2009, the FASB issued an update to ASC Topic 860, “Transfer and Servicing,” which among other things, removes the concept of a qualifying special-purpose entity, and changes the requirements for derecognizing financial assets. Additionally, the update requires additional disclosures about transfers of financial assets, including securitization transactions and areas where companies have continued exposure to the risks related to transferred financial assets. The update is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact that the update will have on the consolidated financial statements.

In June 2009, the FASB issued an update to ASC Topic 810, “Consolidation,” which, among other things, (i) require an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity, and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend certain guidance for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. The update is effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of the update to have a material impact on its financial condition or results of operations.

In April 2009, the FASB issued an update to ASC Topic 805, “Business Combinations.” The update amends and clarifies ASC Topic 805 to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The update is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that this update will have a material impact on its financial condition or results of operations.

(10) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company, subject to various regulatory constraints imposed by the TARP program.

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were approximately $73,000 and $47,000 for the three months ended September 30, 2009 and 2008, and were $501,000 and $164,000 for the comparable nine months.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

At September 30, 2009 and 2008, we serviced $213,858,000 and $178,333,000 in loans for Medallion Bank. Included in net investment income were amounts as described below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Servicing fees	$452	$388	$1,292	$1,089
Loan origination fees	291	147	585	452
Reimbursement of operating expenses	77	56	163	143
Interest income	1	1	2	4

Total other income	$821	$592	$2,042	$1,688

SPAC

Included in investments in controlled subsidiaries is $6,722,000 of investments in and loans to a special purpose acquisition company, Sports Properties Acquisition Corp. (the SPAC), 18%-owned by the Company which consummated its initial public offering (IPO) in January 2008. Immediately prior to the IPO, the Company purchased warrants for $5,900,000 from the SPAC in a private placement which will allow it to acquire 5,900,000 additional shares of common stock in the future under various conditions and restrictions. The SPAC is actively evaluating prospective acquisition targets. Management currently believes that there are economically viable opportunities that will allow the SPAC to consummate a business transaction by January 17, 2010. If the SPAC is unable to consummate an approved business combination within 24 months of the IPO, the Company’s entire investment in the SPAC will become worthless as all of the assets of the SPAC will be used to repay the public stockholders.

The Company has entered into a consulting agreement with ProEminent Sports, whose principal acts as a consultant to the Company for sports related investments and, included within the scope of his duties, also provides services to the SPAC, including serving as its Chief Executive Officer, and assisting generally with the SPAC’s offering and business combination. The Company had paid ProEminent Sports a monthly fee of $20,000, which during 2009 was reduced to $10,000. ProEminent Sports has agreed to forego its monthly fee for the duration of the life of SPAC. Following a business combination, in the event the CEO is not offered employment or a board position with the SPAC, the Company has agreed to continue the consulting arrangement for at least an additional twelve months. The Company had previously entered into a consulting agreement with GamePlan, LLC which was terminated as of June 1, 2008, when the SPAC entered into its own consulting agreement with GamePlan, LLC. The Company had paid GamePlan, LLC a monthly fee of $10,000.

The Company has agreed to indemnify the SPAC in the event of the SPAC’s liquidation for all claims of any vendors, service providers, or other entities that are owed money by the SPAC for services rendered or contracted for, or for products sold to the SPAC, including claims of any prospective acquisition targets. In addition, the Company, as the primary sponsor of the SPAC, may advance additional funds for operational and acquisition-related purposes, which may be repaid from the ultimate disposition of the Company’s equity investment in the SPAC. At September 30, 2009, the SPAC’s liabilities exceeded its cash on hand by $699,000, and in addition, owed the Company $85,000. If the SPAC does not consummate a business combination, its intention is to negotiate these liabilities downwards, seeking forbearance from those associated with a failed deal. However, since the results of such negotiations cannot be anticipated, the Company has accrued $200,000 to cover the SPAC’s shortfall.

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

SPAC 2

Included in deferred costs in other assets is $759,000 of investments in and loans to a special purpose acquisition company, National Security Solutions, Inc. (SPAC 2), 74%-owned by the Company which is currently in organization prior to registration with the SEC to register units for sale in an initial public offering. Up to $375,000 of this may be repayable upon completion of the offering or December 31, 2009, whichever occurs first. Prior to the offering, the Company will purchase warrants for $4,125,000 from SPAC 2 in a private placement which will allow it to acquire 4,125,000 additional shares of common stock. After the offering, the Company will own approximately 17% of SPAC 2’s outstanding shares. If SPAC 2 is unable consummate an approved business combination within 24 months of its offering, the Company’s entire investment in SPAC 2 will become worthless as all of the assets of SPAC 2 will be used to repay the public stockholders.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

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

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 825, “Financial Instruments,” requires disclosure of fair value information about certain financial instruments, whether assets, liabilities, or off-balance-sheet commitments, if practicable. The following methods and assumptions were used to estimate the fair value of each class of financial instrument. Fair value estimates that were derived from broker quotes cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

(a) Investments - The Company’s investments are recorded at the estimated fair value of such investments.

(b) Floating rate borrowings - Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At September 30, 2009 and December 31, 2008, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Investments	$504,012	$504,012	$570,597	$570,597
Cash	29,587	29,587	32,075	32,075
Other Assets	—	—	—	—
Financial Liabilities
Funds borrowed	399,280	399,280	462,650	462,650

(12) FAIR VALUE OF ASSETS AND LIABILITIES

The Company follows the provisions of FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for a substantially all of its financial instruments at fair value or considers fair value in its measurement, in accordance with the accounting guidance for investment companies. See Note 2 sections “Fair Value of Assets and Liabilities” and “Investment Valuation” for a description of our valuation methodology which is unchanged during 2009.

In accordance with FASB ASC 820, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3).

As required by FASB ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a level 3 fair value measurement may include inputs that are observable (level 1 and 2)

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

and unobservable (level 3). Therefore gains and losses for such assets and liabilities categorized within the level 3 table below may include changes in fair value that are attributable to both observable inputs (level 1 and 2) and unobservable inputs (level 3).

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$341,783	$341,783
Commercial loans	—	—	81,787	81,787
Investment in Medallion Bank and other controlled subsidiaries	—	3,650	73,894	77,544
Equity investments	241	—	2,657	2,898
Other assets	—	31,756	870	32,626

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

The following table provides a summary of changes in fair value of Medallion’s level 3 financial assets and liabilities for the quarter and nine months ended September 30, 2009.

	June 30, 2009	Total Realized and Unrealized Gains (Losses) Included in Income		Transfers In (Out)	September 30, 2009	Amounts Related to Held Assets (1)
(Dollars in Millions)		Appreciation (Depreciation) on Investments	Purchases, Issuances, and Settlements
Assets
Medallion loans	$375,894	$—	($34,111)	$—	$341,783	$—
Commercial loans	82,889	(701)	(401)	—	81,787	(751)
Investment in Medallion Bank and other controlled subsidiaries	73,251	1,393	(750)	—	73,894	1,393
Equity investments	2,297	360	—	—	2,657	360
Other assets	759	(36)	147	—	870	(36)

(1)	Total realized and unrealized gain (losses) included income for the three months ended September 30, 2009 which relate to assets held as of September 30, 2009.

	December 31, 2008	Total Realized and Unrealized Gains (Losses) Included in Income		Transfers In (Out)	September 30, 2009	Amounts Related to Held Assets (1)
(Dollars in Millions)		Appreciation (Depreciation) on Investments	Purchases, Issuances, and Settlements
Assets
Medallion loans	$402,964	($3)	($61,178)	$—	$341,783	$—
Commercial loans	89,611	(1,265)	(6,052)	(507)	81,787	(1,735)
Investment in Medallion Bank and other controlled subsidiaries	71,100	1,201	1,593	—	73,894	1,201
Equity investments	3,026	(677)	308	—	2,657	(677)
Other assets	759	(543)	147	507	870	(543)

(1)	Total realized and unrealized gains (losses) included in income for the nine months ended September 30, 2009 which relate to assets held as of September 30, 2009.

(13) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through November 5, 2009, the date of financial statement issuance.

On October 27, 2009, the Company’s board of directors declared a $0.19 per share common stock dividend, payable on November 30, 2009 to shareholders of record on November 20, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 8%, and our commercial loan portfolio at a compound annual growth rate of 5% (both 11% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16%. Total assets under our management, which includes assets serviced for third party investors and managed by Medallion Bank, were $1,036,883,000 as of September 30, 2009, and $1,075,509,000 and $1,048,705,000 as of December 31, 2008 and September 30, 2008, and have grown at a compound annual growth rate of 13% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $141,594,000 or $9.10 per share.

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

	September 30, 2009		June 30, 2009		March 31, 2009		December 31, 2008		September 30, 2008
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	5.95%	$260,190	5.94%	$280,426	6.04%	$301,228	6.04%	$304,306	6.06%	$310,269
Boston	7.32	24,224	7.41	29,239	7.51	30,380	7.54	31,283	7.74	32,907
Chicago	6.93	25,097	7.03	29,474	7.10	29,279	7.15	28,172	7.16	28,547
Newark	8.03	23,253	8.07	26,285	8.12	27,582	8.17	27,809	8.23	27,529
Cambridge	7.39	2,842	7.59	4,301	7.57	4,371	7.59	4,387	7.65	5,199
Other	7.26	5,816	7.37	5,828	7.39	6,391	7.40	6,584	7.40	6,749

Total medallion loans	6.29	341,422	6.33	375,553	6.42	399,231	6.42	402,541	6.46	411,200

Deferred loan acquisition costs		361		341		373		423		493
Unrealized depreciation on loans		—		—		—		—		—

Net medallion loans		$341,783		$375,894		$399,604		$402,964		$411,693

Commercial loans
Secured mezzanine	14.61%	$63,297	14.48%	$64,709	14.38%	$67,810	14.23%	$65,475	14.24%	$65,177
Asset based	5.80	9,265	5.75	8,249	5.00	13,794	5.29	13,552	6.47	17,234
Other secured commercial	8.18	13,534	8.08	13,417	8.09	14,666	8.34	15,870	8.42	16,000

Total commercial loans	12.65	86,096	12.65	86,375	12.08	96,270	11.97	94,897	11.93	98,411

Deferred loan acquisition costs		(249)		(154)		(233)		(171)		(138)
Unrealized depreciation on loans		(4,060)		(3,332)		(5,366)		(5,115)		(3,443)

Net commercial loans		$81,787		$82,889		$90,671		$89,611		$94,830

Investment in Medallion Bank and other controlled subsidiaries, net	6.45%	$77,544	6.50%	$76,901	7.40%	$76,010	8.22%	$74,750	8.65%	$71,211

Equity investments	3.57%	$3,143	4.22%	$3,143	5.49%	$3,075	4.33%	$2,835	4.45%	$2,635

Unrealized appreciation (depreciation) on equities		(245)		(628)		(282)		437		2,027

Net equity investments		$2,898		$2,515		$2,793		$3,272		$4,662

Investment securities	—%	$—	—%	$—	—%	$—	—%	$—	—%	$—

Investments at cost	7.38%	$508,205	7.35%	$541,972	7.49%	$574,586	7.56%	$575,023	7.64%	$583,457

Deferred loan acquisition costs		112		187		140		252		355
Unrealized appreciation (depreciation) on equities		(245)		(628)		(282)		437		2,027
Unrealized depreciation on loans		(4,060)		(3,332)		(5,366)		(5,115)		(3,443)

Net investments (2)		$504,012		$538,199		$569,078		$570,597		$582,396

Medallion Bank investments
Consumer loans	18.01%	$197,563	18.05%	$196,930	18.14%	$192,769	18.26%	$189,886	18.38%	$186,691
Medallion loans	6.23	143,186	6.32	125,884	6.38	121,338	6.46	122,581	5.92	90,982
Commercial loans	5.88	74,584	5.85	82,938	5.71	84,510	5.64	87,800	7.23	97,972
Investment securities	3.92	18,632	4.24	19,506	4.62	16,343	4.87	20,056	5.11	19,614

Medallion Bank investments at cost	11.43	433,965	11.57	425,258	11.63	414,960	11.54	420,323	12.09	395,259

Deferred loan acquisition costs		5,732		5,663		5,858		5,994		5,807
Unrealized appreciation (depreciation) on investment securities		222		24		86		(64)		10
Premiums paid on purchased securities		178		200		84		96		106
Unrealized depreciation on loans		(12,860)		(12,749)		(11,712)		(10,936)		(9,885)

Medallion Bank net investments (2)		$427,237		$418,396		$409,276		$415,413		$391,297

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 9.64%, 9.57%, 9.48%, 9.44%, and 9.61% at September 30, 2009, June 30, 2009, March 31, 2009, December 31, 2008, and September 30, 2008.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Net investments at beginning of period	$538,199	$575,362	$570,597	$653,046
Investments originated	42,826	71,374	132,010	240,644
Repayments of investments	(77,937)	(62,243)	(196,709)	(308,142)
Net realized gains (losses) on investments (1)	26	108	(2,321)	(5,255)
Net increase in unrealized appreciation (depreciation) (2)	898	(2,120)	923	1,812
Transfers (to) from other assets	—	—	(480)	642
Amortization of origination costs	—	(85)	(8)	(351)

Net increase (decrease) in investments	(34,187)	7,034	(66,585)	(70,650)

Net investments at end of period	$504,012	$582,396	$504,012	$582,396

(1)	Excludes net realized gains of $460 and $917 for the 2009 third quarter and nine months, and $0 and $1,386 for the comparable 2008 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.
(2)	Excludes net unrealized appreciation (depreciation) of ($496) and $1,236 for the 2009 third quarter and nine months, and $2,705 and $3,827 for the comparable 2008 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at September 30, 2009 was 7.38% (7.57% for the loan portfolio), a decrease of 18 basis points from 7.56% at December 31, 2008, and a decrease of 26 basis points from 7.64% at September 30, 2008. The weighted average yield of the total managed portfolio at September 30, 2009 was 9.38%, (9.64% for the loan portfolio), an increase of 16 basis points from 9.22% at December 31, 2008, and a decrease of 1 basis point from 9.39% at September 30, 2008. The decreases from 2008 in the owned portfolio reflected the general market condition of falling interest rates, and the 2009 increases in the managed portfolio reflect the greater concentration of Medallion Bank consumer assets to the totals.

Medallion Loan Portfolio

Our medallion loans comprised 68% of the net portfolio of $504,012,000 at September 30, 2009, compared to 70% of the net portfolio of $570,597,000 at December 31, 2008, and 71% of $582,396,000 at September 30, 2008. Our managed medallion loans of $484,711,000 comprised 56% of the net managed portfolio of $864,233,000 at September 30, 2009, compared to 57% of the net managed portfolio of $922,007,000 at December 31, 2008, and 55% of $912,976,000 at September 30, 2008. The medallion loan portfolio decreased by $61,182,000 or 15% in 2009 ($40,661,000 or 8% on a managed basis), primarily reflecting loan payoffs and the sale of participation interests to third parties. Total medallion loans serviced for third parties were $93,779,000, $66,041,000, and $66,600,000 at September 30, 2009, December 31, 2008, and September 30, 2008.

The weighted average yield of the medallion loan portfolio at September 30, 2009 was 6.29%, a decrease of 13 basis points from 6.42% at December 31, 2008, and a decrease of 17 basis points from 6.46% at September 30, 2008. The weighted average yield of the managed medallion loan portfolio at September 30, 2009 was 6.27%, a decrease of 16 basis points from 6.43% at December 31, 2008, and a decrease of 9 basis points from 6.36% at September 30, 2008. The decrease in yield primarily reflected the impact of falling interest rates in the economy and the effects of borrower refinancings. At September 30, 2009, 24% of the medallion loan portfolio represented loans outside New York, compared to 24% at December 31, 2008 and 25% at September 30, 2008. At September 30, 2009, 25% of the managed medallion loan portfolio represented loans outside New York, compared to 26% at December 31, 2008 and 22% at September 30, 2008. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 16% of the net investment portfolio as of September 30, 2009, December 31, 2008, and September 30, 2008, and were 18%, 19%, and 21% on a managed basis for the comparable period. Commercial loans decreased by $7,864,000 or 9% during 2009 (decreased $20,925,000 or 12% on a managed basis), primarily reflecting reductions in asset-based and other secured commercial loans. Net commercial loans serviced by third parties were $13,270,000 at September 30, 2009, $8,646,000 at December 31, 2008, and $12,838,000 at September 30, 2008.

The weighted average yield of the commercial loan portfolio at September 30, 2009, was 12.65%, an increase of 68 basis points from 11.97% at December 31, 2008, and 72 basis points from 11.93% at September 30, 2008. The increases reflect the higher proportion of higher-yielding mezzanine loans in the portfolio. The weighted average yield of the managed commercial loan portfolio at September 30, 2009 was 9.51%, an increase of 58 basis points from 8.93% at December 31, 2008, and a decrease of 8 basis points from 9.59% at September 30, 2008. The changes in rates reflect the decline of market interest rates on the floating pool of loans, offset by higher levels of higher-rate mezzanine loans. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At September 30, 2009, variable-rate loans represented 18% of the commercial portfolio, compared to 22% and 24% at December 31, 2008 and September 30, 2008, and were 55%, 59%, and 58% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 22%, 20% and 20% of the managed net investment portfolio as of September 30, 2009, December 31, 2008, and September 30, 2008. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, and trailers located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 18.01% at September 30, 2009, compared to 18.26% and 18.38% at December 31, 2008 and September 30, 2008. Amortization of the portfolio purchase premium reduced the yield by an average of 0.14%, 0.25%, and 0.18% for the respective quarters. Adjustable rate loans represented 86% of the managed consumer portfolio at September 30, 2009, compared to 89% and 91% at December 31, 2008 and September 30, 2008.

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

The following table shows the trend in loans 90 days or more past due:

	September 30, 2009		June 30, 2009		March 31, 2009		December 31, 2008		September 30, 2008
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$810	0.2%	$968	0.2%	$1,004	0.2%	$765	0.2%	$592	0.1%

Commercial loans
Secured mezzanine	10,544	2.4	13,842	3.0	14,428	2.9	6,415	1.3	200	0.0
Asset-based receivable	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0
Other secured commercial	295	0.1	178	0.0	358	0.1	190	0.0	197	0.0

Total commercial loans	10,839	2.5	14,020	3.0	14,786	3.0	6,605	1.3	397	0.1

Total loans 90 days or more past due	$11,649	2.7%	$14,988	3.2%	$15,790	3.2%	$7,370	1.5%	$989	0.2%

Total Medallion Bank loans	$3,917	0.9%	$3,683	0.9%	$3,478	0.9%	$4,345	1.1%	$1,305	0.3%

Total managed loans 90 days or more past due	$15,566	1.8%	$18,671	2.2%	$19,268	2.2%	$11,715	1.3%	$2,294	0.3%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Medallion loan delinquencies have remained relatively flat over the last year. The economic recession has caused delinquencies in secured mezzanine financings to increase over 2008 due to lowered demand and consumer and industrial spending, which has impacted certain industrial and travel related customers. However, the delinquency decreased in the 2009 third quarter, attributable to improved loan repayment. High unemployment rates continue to impact Medallion Bank’s customers, causing higher delinquency in the consumer recreational portfolio compared to September 2008, and seasonal factors impacted its decline from year end. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2008	($5,115)	$437	$15,614	$10,936
Increase in unrealized
Appreciation on investments	—	(656)	1,837	1,181
Depreciation on investments	(621)	(63)	—	(684)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	370	—	—	370

Balance March 31, 2009	(5,366)	(282)	17,451	11,803
Increase in unrealized
Appreciation on investments	—	101	815	916
Depreciation on investments	(366)	(447)	(481)	(1,294)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(440)	(440)
Losses on investments	2,000	—	—	2,000
Reclassification of unrealized depreciation	400	—	(400)	—

Balance June 30, 2009	(3,332)	(628)	16,945	12,985
Increase in unrealized
Appreciation on investments	—	360	—	360
Depreciation on investments	(751)	23	(36)	(764)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(460)	(460)
Losses on investments	23	—	—	23

Balance September 30, 2009	($4,060)	($245)	$16,449	$12,144

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2007	($6,469)	$2,742	$8,341	$4,614
Increase in unrealized
Appreciation on investments	—	—	1,670	1,670
Depreciation on investments	(500)	(123)	(150)	(773)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(1,260)	(1,260)
Losses on investments	145	—	—	145

Balance March 31, 2008	(6,824)	2,619	8,601	4,396
Increase in unrealized
Appreciation on investments	—	—	1,002	1,002
Depreciation on investments	(73)	32	—	(41)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(140)	(140)
Losses on investments	5,085	—	—	5,085

Balance June 30, 2008	(1,812)	2,651	9,463	10,302
Increase in unrealized
Appreciation on investments	—	(601)	2,505	1,904
Depreciation on investments	(1,631)	(23)	200	(1,454)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	—	—	—	—

Balance September 30, 2008	($3,443)	$2,027	$12,168	$10,752

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Total loans
Medallion loans	$341,783	$375,894	$399,604	$402,964	$411,693
Commercial loans	81,787	82,889	90,671	89,611	94,830

Total loans	423,570	458,783	490,275	492,575	506,523
Investment in Medallion Bank and other controlled subsidiaries	77,544	76,901	76,010	74,750	71,211
Investment securities	—	—	—	—	—
Equity investments (1)	2,898	2,515	2,793	3,272	4,662

Net investments	$504,012	$538,199	$569,078	$570,597	$582,396

Net investments at Medallion Bank and other controlled subsidiaries	$427,237	$418,396	$409,276	$415,413	$391,297
Managed net investments	$864,233	$890,220	$912,732	$922,007	$912,976

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—	$—	$—
Commercial loans	(4,060)	(3,332)	(5,366)	(5,115)	(3,443)

Total loans	(4,060)	(3,332)	(5,366)	(5,115)	(3,443)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—	—	—
Investment securities	—	—	—	—	—
Equity investments	(245)	(628)	(282)	437	2,027

Total unrealized appreciation (depreciation) on investments (2)	($4,305)	($3,960)	($5,648)	($4,678)	($1,416)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($12,639)	($12,725)	($11,626)	($11,000)	($9,875)
Managed total unrealized depreciation on investments (2)	($16,944)	($16,685)	($17,274)	($15,678)	($11,291)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	—%	—%	—%
Commercial loans	(4.72)	(3.86)	(5.57)	(5.39)	(3.50)
Total loans	(0.95)	(0.72)	(1.08)	(1.03)	(0.68)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—	—
Investment securities	—	—	—	—	—
Equity investments	(7.80)	(19.99)	(9.19)	15.41	76.92
Net investments	(0.85)	(0.73)	(0.98)	(0.81)	(0.24)

Net investments at Medallion Bank and other controlled subsidiaries	(2.91%)	(2.99%)	(2.80%)	(2.62%)	(2.50%)
Managed net investments	(1.94%)	(1.85%)	(1.87%)	(1.68%)	(1.23%)

(1)	Represents common stock and warrants held as investments.
(2)	Excludes $1,633, $1,633, $1,668, $1,733, and $1,818 for unrealized appreciation on Medallion Hamptons Holding, a wholly-owned subsidiary, at September 30, 2009, June 30, 2009, March 31, 2009, December 31, 2008, and September 30, 2008.
(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Realized gains (losses) on loans and equity investments(1)
Medallion loans	$460	$18	$915	$1,364
Commercial loans	26	90	(2,319)	(4,955)

Total loans	486	108	(1,404)	(3,591)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Investment securities	—	—	—	—
Equity investments	—	—	—	(278)

Total realized gains (losses) on loans and equity investments	486	108	(1,404)	(3,869)

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	(2,465)	(2,114)	(7,548)	(4,483)

Total managed realized gains (losses) on loans and equity investments(1)	($1,979)	($2,006)	($8,952)	($8,352)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	0.52%	0.02%	0.32%	(0.41%)
Commercial loans	0.12	0.35	(3.40)	(6.46)
Total loans	0.44	0.08	(0.40)	(0.87)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Investment securities	—	—	—	—
Equity investments	—	—	—	(15.39)
Net investments	0.37	0.07	(0.34)	(0.84)

Net investments at Medallion Bank and other controlled subsidiaries	(2.27)	(2.19%)	(2.39)	(1.67%)
Managed net investments	(0.89%)	(0.88%)	(1.32%)	(1.21%)

(1)	Includes $460 and $917 of realized gains for three and nine months ended September 30, 2009, and $0 and $1,386 for the comparable 2008 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$360	($601)	($195)	($601)
Unrealized depreciation	(728)	(1,655)	(2,225)	(2,318)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries	1,243	136	951	(499)
Realized gains	—	—	—	—
Realized losses	23	—	2,392	5,230
Unrealized gains on foreclosed properties	(496)	2,705	1,236	3,827

Total	$402	$585	$2,159	$5,639

Net realized gains (losses) on investments
Realized gains	$—	$—	$—	$—
Realized losses	(23)	—	(2,392)	(5,230)
Other gains	—	—	—	30
Direct recoveries	49	108	71	(55)
Realized gains on foreclosed properties	460	—	917	1,386

Total	$486	$108	($1,404)	($3,869)

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 15%, 13%, and 12% of our total portfolio at September 30, 2009, December 31, 2008, and September 30, 2008. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We are currently in discussion with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including an aggregate of $1,750,000 contributed over the 2009 nine months, and an aggregate of $6,000,000 contributed over in the 2008 nine months. Separately, Medallion Bank paid dividends to us of $3,000,000 and $4,000,000 in the 2009 and 2008 nine months. Without the capital infusions by us, a portion of the Medallion Bank dividends would have been retained to ensure Medallion Bank met its capital ratio requirements, and in such circumstance, if we maintained our dividend at the existing levels, a portion of those dividends would have represented a tax-free return of capital. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at each of September 30, 2009, December 31, 2008, and September 30, 2008. Equity investments were 1% of our total managed portfolio at each of September 30, 2009, December 31, 2008, and September 30, 2008. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at each of September 30, 2009, December 31, 2008, and September 30, 2008. Investment securities were 2% of our total managed portfolio at each of September 30, 2009, December 31, 2008, and September 30, 2008. The investment securities are primarily US Treasuries and/or adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and nine months ended September 30, 2009 and 2008. Our average balances decreased and Medallion Bank’s average balances increased reflecting the sourcing of more businesses to Medallion Bank and an increase in loan participations sold during the year. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
September 30, 2009
Revolving lines of credit	$1,439	$229,372	2.49%	$5,389	$267,619	2.69%
SBA debentures	1,438	88,250	6.47	4,287	88,250	6.50
Preferred securities	634	33,000	7.62	1,903	33,000	7.71
Notes payable to banks	663	48,553	5.42	1,477	41,830	4.72

Total	$4,174	$399,175	4.15	$13,056	$430,699	4.05

Medallion Bank borrowings	$2,533	$366,972	2.74	$8,908	$358,676	3.32

Total managed borrowings	$6,707	$766,147	3.47	$21,964	$789,375	3.72

September 30, 2008
Revolving lines of credit	$2,999	$321,653	3.71%	$11,719	$367,744	4.26%
SBA debentures	1,311	82,598	6.31	3,812	79,091	6.44
Preferred securities	642	33,000	7.74	1,962	33,000	7.94
Notes payable to banks	179	12,053	5.91	447	10,211	5.85

Total	$5,131	$449,304	4.54	$17,940	$490,046	4.89

Medallion Bank borrowings	$3,727	$335,393	4.42	$11,042	$312,486	4.72

Total managed borrowings	$8,858	$784,697	4.49	$28,982	$802,532	4.82

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At September 30, 2009 and 2008, short-term adjustable rate debt constituted 72% and 79% of total debt at both period ends, and was 38% and 45% on a fully managed basis including the borrowings of Medallion Bank.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Statement of operations
Investment income	$10,196	$11,743	$31,544	$38,917
Interest expense	4,174	5,131	13,056	17,940

Net interest income	6,022	6,612	18,488	20,977
Noninterest income	963	795	2,427	2,908
Operating expenses	4,984	3,982	14,889	13,239

Net investment income before income taxes	2,001	3,425	6,026	10,646
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	2,001	3,425	6,026	10,646
Net realized gains (losses) on investments	486	108	(1,404)	(3,869)
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries (1)	1,243	136	951	(499)
Net change in unrealized appreciation (depreciation) on investments (1)	(841)	449	1,208	6,138

Net increase in net assets resulting from operations	$2,889	$4,118	$6,781	$12,416

Per share data
Net investment income	$0.11	$0.19	$0.34	$0.60
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.03	0.01	(0.08)	(0.22)
Net change in unrealized appreciation on investments	0.02	0.03	0.12	0.32

Net increase in net assets resulting from operations	$0.16	$0.23	$0.38	$0.70

Dividends declared per share	$0.19	$0.19	$0.57	$0.57

Weighted average common shares outstanding
Basic	17,575,877	17,535,249	17,567,602	17,512,245
Diluted	17,708,892	17,756,913	17,683,571	17,733,830

			September 30, 2009	December 31, 2008
Balance sheet data
Net investments			$504,012	$570,597
Total assets			579,491	646,685
Total funds borrowed			399,280	462,650
Total liabilities			407,471	471,739
Total shareholders’ equity			172,020	174,946

Managed balance sheet data (2)
Net investments			$864,233	$922,007
Total assets			956,375	1,018,114
Total funds borrowed			761,169	829,058
Total liabilities			772,554	843,168

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	1.36%	2.15%	1.31%	2.12%
Net increase in net assets resulting from operations	1.96	2.58	1.48	2.47
Return on average equity (ROE) (4)
Net investment income after taxes	4.61	7.80	4.64	8.18
Net increase in net assets resulting from operations	6.65	9.38	5.22	9.54

Weighted average yield	7.81%	8.05%	7.66%	8.42%
Weighted average cost of funds	3.19	3.52	3.17	3.88

Net interest margin (5)	4.62	4.53	4.49	4.54

Noninterest income ratio (6)	0.74%	0.54%	0.59%	0.63%
Total expense ratio (7)	7.02	6.25	6.78	6.74
Operating expense ratio (8)	3.82	2.73	3.61	2.86

			September 30, 2009	December 31, 2008
As a percentage of net investment portfolio
Medallion loans			68%	70%
Commercial loans			16	16
Investment in subsidiaries			15	13
Equity investments			1	1
Investment securities			—	—

Investments to assets (9)			87%	88%
Equity to assets (10)			30	27
Debt to equity (11)			232	264

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $422 and $1,116 in the three and nine months ended September 30, 2009, and $846 and $2,885 for the comparable 2008 periods, and also included $1,000 and $3,000 of dividends from Medallion Bank for the same 2009 periods, and $1,000 and $4,000 for the comparable 2008 periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.57% and 6.23% for the three and nine months ended September 30, 2009, and was 5.57% and 4.83% for the 2008 periods.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2009 Third Quarter and Nine Months compared to the 2008 Periods

Net increase in net assets resulting from operations was $2,889,000 or $0.16 per diluted common share and $6,781,000 or $0.38 in the 2009 third quarter and nine months, down $1,229,000 or 28% and $5,635,000 or 45% from $4,318,000 or $0.23 per share and $12,416,000 or $0.70 in the 2008 third quarter and nine months. The decrease from the 2008 quarter primarily reflected higher operating expenses and lower net interest income, partially offset by higher net realized/unrealized gains and noninterest income; while the nine month decrease reflected lower net interest income, higher operating expenses, and lower net realized/unrealized gains and noninterest income. Net investment income after taxes was $2,001,000 or $0.11 per share and $6,026,000 or $0.34 in the 2009 quarter and nine months, down $1,424,000 and $4,620,000 from $3,425,000 or $0.19 per share and $10,646,000 or $0.60 in the 2008 periods.

Investment income was $10,196,000 and $31,544,000 in the 2009 third quarter and nine months, down $1,547,000 or 13% and $7,373,000 or 19% from $11,743,000 and $38,917,000 in the year ago periods, and included $422,000 and $1,116,000 from interest recoveries and bonuses on certain investments in the 2009 quarter and nine months, compared to $846,000 and $2,885,000 in the 2008 periods. Also included in the 2009 quarter and nine months was $1,000,000 and $3,000,000 in dividends from Medallion Bank, compared to $1,000,000 and $4,000,000 in the 2008 third quarter and nine months. Excluding those items, investment income decreased $1,123,000 or 11% in the quarter and $4,604,000 or 14% in the nine months, primarily reflecting loan participations sold and loan prepayments, and to a lesser extent, changes in the yields earned. The yield on the investment portfolio was 7.81% in the 2009 quarter, down 3% from 8.05% in 2008, and was 7.66% in the 2009 nine months, down 9% from 8.42% in the 2008 nine months. Excluding the extra interest and dividends, the 2009 third quarter and nine months yields were down 1% and 4% to 6.73%

and 6.66%, from 6.78% and 6.93% in the 2008 quarter and nine months, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $517,482,000 and $550,759,000 in the 2009 quarter and nine months, both down 11% from $580,470,000 and $617,520,000 in the year ago periods, primarily reflecting loan participations sold and loan prepayments.

Medallion loans were $341,783,000 at quarter end, down $69,910,000 or 6% from $411,693,000 a year ago, representing 68% of the investment portfolio compared to 71% a year ago, and were yielding 6.29% compared to 6.46% a year ago, a decrease of 3%. The decrease in outstandings primarily reflected sold participations and repayments, partially offset by portfolio growth. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $578,489,000 at quarter end, up $9,517,000 or 2% from $568,972,000 a year ago, reflecting overall portfolio growth. The commercial loan portfolio was $81,787,000 at quarter end, compared to $94,830,000 a year ago, a decrease of $13,043,000 or 14%, and represented 16% of the investment portfolio in both periods. The decrease primarily reflected repayments in the asset-based loan portfolio, as well as smaller decreases in the other commercial loan portfolios. Commercial loans yielded 12.65% at quarter end, up 6% from 11.93% a year ago, reflecting the increased share of high-yield mezzanine loans. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $142,027,000 at quarter end, down $36,694,000 or 21% from $178,721,000 a year ago, primarily reflecting the changes described above, and decreases in the asset-based and real estate loan portfolios at Medallion Bank. Investments in Medallion Bank and other controlled subsidiaries were $77,544,000 at quarter end, up $6,333,000 or 9% from $71,211,000 a year ago, primarily reflecting the increased investment in Medallion Bank, and our equity in the earnings of Medallion Bank, and which represented 15% of the investment portfolio, compared to 12% a year ago, and which yielded 6.45% at quarter end, compared to 9.37% a year ago. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $2,898,000 at quarter end, down $1,764,000 or 38% from $4,662,000 a year ago, primarily reflecting portfolio depreciation, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 3.57%, compared to 4.45% a year ago. Investment securities were zero at both quarter ends. See page 30 for a table that shows balances and yields by type of investment.

Interest expense was $4,174,000 and $13,056,000 in the 2009 quarter and nine months, down $957,000 or 19% and $4,884,000 or 27% from $5,131,000 and $17,940,000 in the 2008 periods. The decrease in interest expense was primarily due to the decreased cost of borrowed funds, and to a lesser extent, to decreased levels of borrowings. The cost of borrowed funds was 4.15% and 4.05% in the 2009 quarter and nine months, compared to 4.54% and 4.89% in the year ago periods, decreases of 9% and 17%, reflecting the sharp declines in interest rates as the Fed lowered rates to address the economic crisis, and that impact on the adjustable rate nature of much of our borrowings. Average debt outstanding was $399,175,000 and $430,699,000 for the 2009 quarter and nine months, compared to $449,304,000 and $490,046,000 in the year ago periods, decreases of 11% and 12%, primarily reflecting decreased borrowings as portfolio outstandings declined. See page 38 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $6,022,000 and $18,488,000 and the net interest margin was 4.62% and 4.49% for the 2009 third quarter and nine months, down $590,000 or 9% and $2,489,000 or 12% from $6,612,000 and $20,977,000 in the year ago periods, which represented net interest margins of 4.53% and 4.54%, all reflecting the items discussed above.

Noninterest income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income was $963,000 and $2,427,000 in the 2009 third and nine months, up $168,000 or 21% and down $481,000 or 17% from $795,000 and $2,908,000 a year ago. Included in noninterest income for the 2008 nine months were unusually large prepayment penalties relating to the payoffs of several large fleets of $550,000. Excluding those prepayment penalties, noninterest income increased 3% in the nine months. The increases primarily reflected higher servicing and other fees generated from a larger portfolio base at Medallion Bank, partially offset by lower other prepayment penalties, audit and due diligence fees, and late charges, and in the nine months also by lower investment partnership income distributions.

Operating expenses were $4,984,000 and $14,889,000 in the 2009 third quarter and nine months, up $1,002,000 or 25% and $1,650,000 or 12% from $3,982,000 and $13,239,000 in the 2008 periods. Salaries and benefits expense was $2,857,000 and $8,846,000 in the third quarter and nine months, up $149,000 or 6% and $794,000 or 10% from $2,708,000 and $8,052,000 in 2008, primarily reflecting higher bonus accruals and an increase in salary levels, and lower salary deferrals related to loan originations. Professional fees were $467,000 and $1,546,000 in the quarter and nine months, up $142,000 or 44% and $265,000 or 21% from $325,000 and $1,281,000 a year ago, primarily reflecting higher legal and other professional expenses, partially offset by lower accounting costs in the nine months. Rent expense was $308,000 and $882,000 in the 2009 quarter and nine months, up $103,000 or 50% and $16,000 or 2% from $205,000 and $866,000 in the 2008 periods, primarily reflecting catch up rent reimbursements received from an unconsolidated portfolio company in the 2008 quarter. Other operating expenses of $1,352,000 and $3,615,000 in 2009 were up $608,000 or 82% and $575,000 or 19% from $744,000 and $3,040,000 a year ago, primarily reflecting higher travel and entertainment expense, loan collections costs, franchise tax accruals, director’ fees, and other operating expenses in the quarter, partially offset by lower franchise tax accruals in the nine months.

Income tax expense was $0 in the 2009 and 2008 third quarters and nine months.

Net change in unrealized appreciation on investments was $402,000 and $2,159,000 in the 2009 third quarter and nine months, compared to $585,000 and $5,639,000 in the 2008 third quarter and nine months, decreases in appreciation of $183,000 and $3,480,000. Net change in unrealized appreciation (depreciation), net of the net unrealized appreciation (depreciation) on Medallion Bank and the other controlled subsidiaries was depreciation of $841,000 and appreciation of $1,208,000 in the 2009 quarter and nine months, compared to appreciation of $449,000 and $6,138,000 in the 2008 periods, resulting in decreased appreciation of $1,290,000 in the quarter and $4,930,000 in the nine months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2009 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $1,243,000 ($951,000 in the nine months), net unrealized appreciation on equity investments of $383,000 ($682,000 of depreciation in the nine months), and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $23,000 ($2,392,000 in the nine months), partially offset by net unrealized depreciation on loans of $751,000 ($1,738,000 in the nine months), reversals of unrealized appreciation associated with foreclosed properties that were sold of $460,000 ($900,000 in the nine months), and net depreciation on foreclosed property of $36,000 ($2,136,000 of appreciation in the nine months). The 2008 activity resulted from net unrealized appreciation on foreclosed property of $2,705,000 ($5,227,000 in the nine months), net appreciation on Medallion Bank and other controlled subsidiaries of $136,000 ($499,000 of depreciation in the nine months), and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $0 ($5,230,000 in the nine months), partially offset by net unrealized depreciation on loans of $1,632,000 ($2,204,000 in the nine months), net unrealized depreciation on equity investments of $624,000 ($715,000 in the nine months), and reversals of unrealized appreciation associated with foreclosed properties that were sold of $0 ($1,400,000 in the nine months). The net appreciation or depreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $1,000,000 and $3,000,000 in the 2009 third quarter and nine months, and $1,000,000 and $4,000,000 in the comparable 2008 periods.

Our net realized gains on investments were $486,000 in the 2009 quarter, and were losses of $1,404,000 in the 2009 nine months, compared to gains of $108,000 in the 2008 quarter, and losses of $3,869,000 in the 2008 nine months, reflecting increased gains of $378,000 in the quarter and reduced losses of $2,465,000 in the nine months. The 2009 activity reflected the reversals described in the unrealized paragraph above and net direct recoveries of $49,000 ($71,000 in the nine months) and net direct gains on the sale of foreclosed properties of $0 ($17,000 in the nine months). The 2008 activity reflected the reversals described in the unrealized paragraph above and net direct recoveries of $108,000 ($55,000 of charge offs in the nine months) and net direct gains on sales of equity and other investments of $0 ($30,000 in the nine months), partially offset by net direct losses on foreclosed properties of $0 ($14,000 in the nine months.

Our net realized/unrealized gains on investments were $888,000 and $755,000 in the 2009 quarter and nine months, compared to gains of $693,000 and $1,770,000 in the 2008 periods, an increase of $195,000 of net gains in the 2009 quarter and a decrease of $1,015,000 of net gains in the nine months, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $88,250,000 with a weighted average interest rate of 6.09%, constituting 22% of our total indebtedness as of September 30, 2009. Also, as of September 30, 2009, portions of the adjustable rate debt with banks repriced at intervals of as long as 36 months, and certain of the certificates of deposit were for terms of up to 35 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at September 30, 2009, compared to the respective positions at the end of 2008 and 2007. The principal amount of interest earning assets is assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

September 30, 2009 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$12,689	$—	$—	$—	$—	$—	$—	$12,689
Adjustable rate	24,869	17,796	22,063	—	—	—	—	64,728
Fixed-rate	38,093	103,308	118,633	53,705	23,761	8,696	3,905	350,101
Cash	29,587	—	—	—	—	—	—	29,587

Total earning assets	$105,238	$121,104	$140,696	$53,705	$23,761	$8,696	$3,905	$457,105

Interest bearing liabilities
Revolving line of credit	$225,175	$—	$—	$—	$—	$—	$—	$225,175
Notes payable to banks	27,644	16,659	8,552	—	—	—	—	52,855
Preferred securities	—	—	33,000	—	—	—	—	33,000
SBA debentures	—	17,985	13,500	19,450	13,500	9,250	14,565	88,250

Total liabilities	$252,819	$34,644	$55,052	$19,450	$13,500	$9,250	$14,565	$399,280

Interest rate gap	($147,581)	$86,460	$85,644	$34,255	$10,261	($554)	($10,660)	$57,825

Cumulative interest rate gap (2)	($147,581)	($61,121)	$24,523	$58,778	$69,039	$68,485	$57,825	—

December 31, 2008 (2)	($240,998)	($171,785)	$48,841	$57,488	$81,687	$76,954	$66,863	—
December 31, 2007 (2)	($278,252)	($185,966)	($21,721)	$77,901	$108,459	$96,540	$87,305	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (32%), (46%), and (44%), as of September 30, 2009, and December 31, 2008 and 2007, and was (27%), (34%), and (34%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($46,336) or (10%) for September 30, 2009, compared to ($107,671) or (20%) and ($127,292) or (20%) for December 31, 2008 and 2007, respectively, and was ($101,573) or (11%), ($155,873) or (16%), and ($156,202) or (16%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $457,105,000 and interest rate sensitive liabilities were $399,280,000 at September 30, 2009. The one-year cumulative interest rate gap was a negative $147,581,000 or 32% of interest rate sensitive assets, compared to a negative $240,998,000 or 46% at December 31, 2008 and $278,252,000 or 44% at December 31, 2007. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $46,336,000 or 10% at September 30, 2009. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $899,435,000 and interest rate sensitive liabilities were $761,169,000 at September 30, 2009. The one year cumulative interest rate gap was a negative $242,878,000 or 27% of interest rate sensitive assets, compared to a negative $326,687,000 or 34% and $333,855,000 or 34% at December 31, 2008 and 2007. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $101,573,000 or 11% at September 30, 2009.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. During 2009, the Company entered into contracts to purchase interest rate caps on $252,000,000 notional value of principal from various multinational banks, of which $202,000,000 are active with termination dates ranging to June 2011. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. The caps were fully expensed in the 2009 third quarter and are carried at $0 on the balance sheet, and $133,000 and $171,000 were recorded in interest expense for the three and nine months ended September 30, 2009. The Company had no interest rate cap agreements or other derivative instruments outstanding during 2008.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with Citibank and DZ Bank, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust II’s $225,000,000 line with Citibank had current availability until November, 2009 of $185,079,000 as of September 30, 2009, and Trust III’s $200,000,000 revolving line of credit with DZ Bank had $14,746,000 of availability. Medallion Capital had $8,500,000 of additional funding commitments with the SBA, which requires capital contributions from us of up to $4,250,000. Since SBA financing subjects its recipients to certain regulations, we will seek funding at the subsidiary level to maximize its benefits. Lastly, $16,500,000 was available under revolving credit agreements with commercial banks, and approximately $236,000 was available under our margin loan.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $75,500,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $30,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at September 30, 2009. See Note 4 to the consolidated financial statements on page 18 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$225,175	56%	1.61%
SBA debentures	88,250	22	6.09
Notes payable to banks	52,855	14	4.66
Preferred securities	33,000	8	7.68

Total outstanding debt	$399,280	100%	3.50

Deposits Medallion Bank	361,889	—	2.07%

Total outstanding debt, including Medallion Bank	$761,169	—	2.82

(1)	Weighted average contractual rate as of September 30, 2009.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at September 30, 2009.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$39,921	$—	$—	$—	$185,254	$—	$225,175
SBA debentures	—	17,985	13,500	19,450	13,500	23,815	88,250
Notes payable to banks	12,151	25,118	15,586	—	—	—	52,855
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$52,072	$43,103	$29,086	$19,450	$198,754	$56,815	$399,280

Deposits at Medallion Bank	247,374	91,515	23,000	—	—	—	361,889

Total, including Medallion Bank	$299,446	$134,618	$52,086	$19,450	$198,754	$56,815	$761,169

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have negatively impacted net increase in net assets resulting from operations as of September 30, 2009 by approximately $997,000 on an annualized basis, compared to a negative impact of $1,702,000 at December 31, 2008, and the impact of such an immediate increase of 1% over a one year period would have been ($2,284,000) at September 30, 2009, compared to ($2,831,000) at December 31, 2008. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2009. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	UTAH	Total	12/31/2008
Cash	$7,130	$8,907	$3,198	$3,826	$6,526	$—	$29,587	$32,075
Bank loans	20,000	8,000	—	—	—	—	28,000	28,000
Amounts undisbursed	8,500	8,000	—	—	—	—	16,500	13,000
Amounts outstanding	29,110	23,745	—	—	—	—	52,855	26,542
Average interest rate	4.34%	5.06%	—	—	—	—	4.66%	4.47%
Maturity	5/10-7/12	5/10-10/11	—	—	—	—	5/10-7/12	7/09-7/11
Preferred Securities	33,000	—	—	—	—	—	33,000	33,000
Average interest rate	7.68%	—	—	—	—	—	7.68%	7.68%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of Credit	—	425,000	—	—	—	—	425,000	425,000
Amounts undisbursed	—	199,825	—	—	—	—	199,825	110,142
Amounts outstanding	—	225,175	—	—	—	—	225,175	314,858
Average interest rate	—	1.61%	—	—	—	—	1.61%	3.28%
Maturity	—	11/09-12/13	—	—	—	—	11/09-12/13	11/09-12/13
Margin loan	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—	—
Maturity	N/A	—	—	—	—	—	N/A	N/A
SBA debentures	—	—	46,750	—	50,000	—	96,750	96,750
Amounts undisbursed	—	—	8,500	—	0	—	8,500	8,500
Amounts outstanding	—	—	38,250	—	50,000	—	88,250	88,250
Average interest rate	—	—	6.10%	—	6.09%	—	6.09%	6.10%
Maturity	—	—	9/11-9/18	—	9/11-3/19	—	9/11-3/19	9/11-3/19

Total cash and amounts remaining undisbursed under credit facilities	$15,630	$216,732	$11,698	$3,826	$6,526	$—	$254,412	$163,717

Total debt outstanding	$62,110	$248,920	$38,250	$—	$50,000	$—	$399,280	$462,650

Including Medallion Bank
Cash	—	—	—	—	—	$8,365	$8,365	$9,401
Certificates of deposit	—	—	—	—	—	361,889	361,889	366,408
Average interest rate	—	—	—	—	—	2.07%	2.07%	3.85%
Maturity	—	—	—	—	—	10/09-8/12	10/09-8/12	1/09-11/11

Total cash and amounts remaining undisbursed under credit facilities	$15,630	$216,732	$11,698	$3,826	$6,526	$8,365	$262,777	$173,118

Total debt outstanding	$62,110	$248,920	$38,250	$—	$50,000	$361,889	$761,169	$829,058

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

Based on current market conditions, we expect that Citibank may not extend the credit facility beyond its current maturity date in November 2009. We have available liquidity of $14,746,000 under our revolving credit agreement with DZ Bank as of September 30, 2009. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, including sources of liquidity to repay our borrowings under the Citibank line; however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In September 2009, the FASB issued Accounting Standards Update 2009-12, “Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities That Calculate Net Asset value per Share or its Equivalent” (FASB ASU 2009-12). FASB ASU 2009-12 amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, and permits in certain circumstances a reporting entity to measure the fair value of an investment on the basis of the net asset value per share of the investment. Additionally, the update requires additional disclosures such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. FASB ASU 2009-12 is effective for reporting periods ending after December 15, 2009 with early adoption permitted. The Company does not expect adoption of FASB ASU 2009-12 to have a material impact on its financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value” (FASB ASU 2009-05). FASB ASU 2009-05 provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures Overall, clarifies the techniques a reporting entity should use in valuing a liability in circumstances where a quoted price in an active market for an identical liability is not available, as well as clarifying that the requirements needed for Level 1 fair value measurements when the quoted price of an identical liability is utilized. FASB ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company does not expect adoption of FASB ASU 2009-05 to have a material impact on its financial condition or results of operations.

In June 2009, the FASB issued an update to ASC Topic 860, “Transfer and Servicing,” which among other things, removes the concept of a qualifying special-purpose entity, and changes the requirements for derecognizing financial assets. Additionally, the update requires additional disclosures about transfers of financial assets, including securitization transactions and areas where companies have continued exposure to the risks related to transferred financial assets. The update is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact that the update will have on the consolidated financial statements.

In June 2009, the FASB issued an update to ASC Topic 810, “Consolidation,” which, among other things, (i) require an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity, and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend certain guidance for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. The update is effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of the update to have a material impact on its financial condition or results of operations.

In April 2009, the FASB issued an update to ASC Topic 805, “Business Combinations.” The update amends and clarifies ASC Topic 805 to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The update is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that this update will have a material impact on its financial condition or results of operations.

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of November 5, 2009, there were approximately 128 holders of record of the Company’s common stock.

On November 4, 2009, the last reported sale price of our common stock was $7.85 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

	DIVIDENDS DECLARED	HIGH	LOW
2009
Third Quarter	$0.19	$8.83	$6.87
Second Quarter	$0.19	$8.71	$6.56
First Quarter	$0.19	$8.04	$3.61

2008
Fourth Quarter	$0.19	$9.84	$5.58
Third Quarter	0.19	10.66	8.96
Second Quarter	0.19	10.04	8.31
First Quarter	0.19	10.33	9.04

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through September 30, 2009	—	—	—	7,319,397

Total	1,394,124	9.10	1,394,124	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In October 2009, we extended the terms of the Stock Repurchase Program. Purchases are to commence no earlier than November 2009 and are to conclude 180 days after the commencement of the purchases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2009. In addition, based on our evaluation as of September 30, 2009, there have been no changes that occurred during the 2009 nine months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The current market conditions have materially and adversely affected the debt and equity capital markets in the United States, which could have a negative impact on our business and operations. The US capital markets have been experiencing extreme volatility and disruption for more than 12 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. These events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular. We believe that the US economy has entered into a period of severe recession, and forecasts for 2009 generally call for a weakening economy in the United States, with the continuation of the economic recession and possibly an economic depression. As a result, we believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity will continue to have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions.

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

As of September 30, 2009, we had $399,280,000 of outstanding indebtedness, which had a weighted average borrowing cost of 3.50% at September 30, 2009, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $361,889,000 of outstanding indebtedness at a weighted average borrowing cost of 2.07%.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute an ineligible investment. As of September 30, 2009, up to 24% of our total assets were invested in ineligible investments.

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

To qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities, other than US government securities or securities of other RICs, of any one issuer. As of September 30, 2009, our largest investment subject to this test was our investment in Medallion Bank, representing 23% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of September 30, 2009 our net unrealized depreciation on investments other than in controlled subsidiaries and foreclosed properties was $4,305,000 or 0.85% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have negatively impacted net increase in net assets resulting from operations as of September 30, 2009 by approximately $997,000 on an annualized basis, compared to a negative impact of $1,702,000 at December 31, 2008, and the impact of such an immediate increase of 1% over a one year period would have been ($2,284,000) at September 30, 2009, compared to ($2,831,000) at December 31, 2008. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of September 30, 2009, investments in New York City taxi medallion loans represented approximately 76% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $760,000 for corporate medallions and $573,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2007, the value of New York City taxicab medallions increased by approximately 35% for individual medallions and 27% for corporate medallions.

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

We also agreed to indemnify Sports Properties upon Sports Properties liquidation for all claims of any vendors, service providers, or other entities that are owed money by Sports Properties for services rendered, or contracted for, or products sold to

Sports Properties, or the claims of any target businesses to the extent that Sports Properties fails to obtain valid and enforceable waivers from such vendors, service providers, prospective target businesses, or other entities in order to protect the amounts held in Sports Properties’ trust account. In the event of a liquidation of Sports Properties, we may not only lose the amount of capital we invested in Sports Properties, but we may also be liable to Sports Properties under those indemnification obligations. At September 30, 2009, the SPAC’s liabilities exceeded its cash on hand by $699,000, and in addition, owed the Company $85,000. If the SPAC does not consummate a business combination, its intention is to negotiate these liabilities downwards, seeking forbearance from those associated with a failed deal. However, since the results of such negotiations cannot be anticipated, the Company has accrued $200,000 to cover the SPAC’s shortfall.

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

Pursuant to a consulting agreement between us and ProEminent Sports, LLC, Tony Tavares acts as a consultant to us for sports related investments and, included within the scope of his duties, is his service to Sports Properties. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as Chief Executive Officer of Sports Properties, help it identify a target business, perform due diligence on the proposed target, and negotiate and consummate a business combination with such a target business. Following a business combination, in the event Mr. Tavares is not offered employment or a board position with Sports Properties, we have agreed to continue the consulting arrangement for at least an additional twelve months. For the services rendered by ProEminent Sports, LLC to us, we pay ProEminent Sports a monthly fee of $20,000, which during 2009 was reduced to $10,000. ProEminent Sports has agreed to forego its monthly fee for the duration of the life of the SPAC. Sports Properties’ advisors, Robert Caporale and Randel E. Vataha, are Chairman and President, respectively, and each own 50% of, the membership interests of Game Plan LLC. We were also a party to an agreement with Game Plan LLC which was terminated as of June 1, 2008 pursuant to which Game Plan LLC provided certain consulting services to us and to Sports Properties, including advising in identifying a target business. For the services rendered by Game Plan to us, we paid Game Plan a monthly fee of $10,000. The fees paid by us pursuant to the consulting agreements are solely borne by us and were not reimbursed by Sports Properties. We are also a party to an agreement with Graidan Ventures LLC, which was amended as of June 1, 2008, when Sports Properties entered into its own agreement with Graidan Ventures. Under the prior agreement, the principal of Graidan Ventures provides us with general consulting, managerial, and investment banking advice relating to our investments in both SPACs and other investment opportunities. For these services, we paid Graidan Ventures a monthly fee of $18,750. Under the amended and restated agreement, Graidan Ventures provides us with general consulting, managerial, and investment banking advice related to our investment in National Security and other investment opportunities for these services, we pay Graidan Ventures a monthly fee of $3,750.

Pursuant to letter agreements which the founding stockholders entered into with Sports Properties and the underwriters, the founding stockholders waived their rights to receive distributions with respect to their founding shares should Sports Properties be liquidated.

In the event of liquidation, Sports Properties will pay the costs of liquidation from the remaining assets outside of the Trust Account. To the extent such funds are not available, Medallion has agreed to provide Sports Properties the necessary funds (currently anticipated to be no more than approximately $200,000 in the event that Sports Properties’ corporate existence ceases by operation of law), and has agreed not to seek repayment for such expenses.

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

Our investment in Sports Properties’ may create conflicts of interest. Andrew M. Murstein, our President and a director, serves as the Vice Chairman and Secretary of Sports Properties. Larry D. Hall, our Chief Financial Officer, serves as the Chief Financial Officer of Sports Properties. Henry L. Aaron, Mario M. Cuomo, and Stanley Kreitman serve as our directors and as directors of Sports Properties. Messrs. Murstein, Hall, Aaron, and Cuomo entered into an agreement with Sports Properties and with Sports Properties’ underwriter(s) whereby they agreed, and Mr. Kreitman is anticipated to enter into an agreement with Sports

Properties whereby he will agree, to present to Sports Properties, prior to presentation to any other person or entity, opportunities to acquire entities, until the earlier of Sports Properties’ consummation of a business combination, liquidation, or until such time as they cease to be an officer or director of Sports Properties, subject to any pre-existing fiduciary or contractual obligation they have. We also entered into an agreement with Sports Properties and with Sports Properties’ underwriter(s) whereby we agreed to present to Sports Properties, prior to our own consideration or presentation to any other person or entity, opportunities to acquire entities in the sports, leisure, or entertainment industries that, in our reasonable discretion, have a value equal to or exceeding 80% of Sports Properties’ total assets held in trust, which are currently estimated at approximately $214,822,000, at the time that we become aware of such opportunity. Andrew Murstein has agreed to serve as Vice Chairman, Executive Vice President, and Secretary of National Security. Larry D. Hall has agreed to serve as Chief Financial Officer of National Security. Stanley Kreitman, Frederick Menowitz, David Rudnick, and Lowell Weicker serve as our directors and have agreed to serve as directors of National Security. If the offering of units of National Security is successful, our executive officers and directors are anticipated to enter into similar agreements with National Security, as are we, with respect to opportunities in the homeland defense and security industries.

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

MEDALLION FINANCIAL CORP. Date: November 5, 2009

By:	/s/ ALVIN MURSTEIN
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ LARRY D. HALL
Larry D. Hall
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant as principal financial and accounting officer.