Form 10-K
period 2009-12-31
MEDALLION FINANCIAL CORP
filed 2010-03-12
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2009 was $106,695,667.

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of March 11, 2010 was 17,575,877.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2009, are incorporated by reference into Part III of this form 10-K

MEDALLION FINANCIAL CORP.

2009 FORM 10-K ANNUAL REPORT

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

Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 7%, and our commercial loan portfolio at a compound annual growth rate of 5% (both 10% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 14%. Total assets under our management, which includes assets serviced for third party investors and managed by Medallion Bank, were $1,039,840,000 as of December 31, 2009 and $1,075,509,000 as of December 31, 2008, and have grown at a compound annual growth rate of 13% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $144,231,000 or $9.25 per share.

We conduct our business through various wholly-owned investment company subsidiaries including:

•	Medallion Funding LLC., or Medallion Funding, a Small Business Investment Company, or SBIC, and a regulated investment company, or RIC, our primary taxicab medallion lending company;

•	Medallion Capital, Inc., or Medallion Capital, an SBIC and a RIC, which conducts a mezzanine financing business; and

•	Freshstart Venture Capital Corp., or Freshstart, an SBIC and a RIC, which originates and services taxicab medallion and commercial loans.

On March 26, 2009, we formed a new wholly-owned New York limited liability company subsidiary, Medallion Funding LLC. On February 26, 2010, Medallion Funding Corp. merged into Medallion Funding LLC and following the merger, Medallion Funding LLC was the surviving entity and the successor-in-interest to Medallion Funding Corp.’s business. There is no business or operational change resulting from this corporate restructuring. For federal and state tax purposes, Medallion Funding LLC will be treated as a disregarded entity. Medallion Funding LLC will not independently file any tax return, but will be subsumed in the tax return of Medallion Financial Corp. Medallion Funding LLC will maintain its status as an SBIC and a RIC.

We also conduct business through our asset-based lending division, Medallion Business Credit, an originator of loans to small businesses for the purpose of financing inventory and receivables, which prior to December 31, 2007, was a wholly-owned investment company subsidiary. On December 31, 2007, Medallion Business Credit was merged into us and ceased to exist as a separate legal entity.

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by us. We earn referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act.

We are a closed-end, non-diversified management investment company under the Investment Company Act of 1940 (the 1940 Act). We have elected to be treated as a business development company under the 1940 Act. We have also elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code, or the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our shareholders as dividends, if we meet certain source-of-income and asset diversification requirements. Medallion Bank is not a RIC and must pay corporate-level federal income taxes.

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

Our Market

We provide loans to individuals and small to mid-size businesses, both directly through our investment company subsidiaries and also through Medallion Bank, in three primary markets:

•	loans that finance taxicab medallions;

•	loans that finance commercial businesses; and

•	loans that finance consumer purchases of recreational vehicles, boats, motorcycles, and trailers.

The following chart shows the components of our $846,542,000 managed net investment portfolio as of December 31, 2009.

(Dollars in thousands)	On-Balance Sheet	Off-Balance Sheet (1)	Total Managed Investments
Medallion loans	$321,915	$160,172	$482,087
Commercial loans	77,922	71,466	149,388
Consumer loans	—	186,709	186,709
Investments in Medallion Bank and other controlled subsidiaries	72,279	(67,999)	4,280
Investment securities	—	21,061	21,061
Equity investments	3,017	—	3,017

Net investment portfolio	$475,133	$371,409	$846,542

(1)	Off-balance sheet investments are those owned by our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank.

Medallion Loans

Taxi medallion loans of $321,915,000 comprised 68% of our $475,133,000 net investment portfolio as of December 31, 2009, compared to $402,964,000 or 70% of our $570,597,000 net investment portfolio as of December 31, 2008. Managed taxi medallion loans of $482,087,000 comprised 57% of our $846,542,000 managed net investment portfolio as of December 31, 2009, compared to $525,372,000 or 57% of our $922,007,000 managed net investment portfolio as of December 31, 2008. Including loans to unaffiliated investors, the total amount of medallion loans under our management was $584,394,000 as of December 31, 2009, compared to $591,413,000 as of December 31, 2008. Since 1979, we and Medallion Bank have originated, on a combined basis, approximately $1,744,132,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. In addition, our management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services, dating back to 1956.

Medallion loans collateralized by New York City taxicab medallions and related assets comprised 76% of the value of the medallion loan portfolio as of December 31, 2009 and, 2008, and were 75% and 74% on a managed basis. The New York City Taxi and Limousine Commission, or TLC, estimates that the total value of all of New York City taxicab medallions and related assets exceeded $9.7 billion as of December 31, 2009. We estimate that the total value of all taxicab medallions and related assets in the US exceeded $12.2 billion as of December 31, 2009.

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

The following table displays information on managed medallion loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2009. For a presentation of only the consolidated on-balance sheet medallion loans, see the Consolidated Schedule of Investments in the consolidated financial statements on page F-31.

(Dollars in thousands)	# of Loans	% of Medallion Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed medallion loans
New York	952	75%	5.82%	$362,748
Chicago	254	10	6.99	48,538
Newark	167	5	7.93	24,904
Boston	101	5	7.14	24,793
Cambridge	31	2	6.44	8,496
Other	91	3	8.90	12,508

Total managed medallion loans	1,596	100%	6.20	481,987

Deferred loan acquisition costs				882
Unrealized depreciation on loans				(782)

Net managed medallion loans				$482,087

(1)	Based on principal balance outstanding at December 31, 2009.

(2)	Based on the contractual adjustable or fixed rates of the portfolios at December 31, 2009.

The New York City Market. A New York City taxicab medallion is the only permitted license to operate a taxicab and accept street hails in New York City. As reported by the TLC, individual (owner-driver) medallions sold for approximately $584,000 and corporate medallions sold for approximately $775,000 as of December 31, 2009. The number of taxicab medallions is limited by law, and as a result of the limited supply of medallions, an active market for medallions has developed. The law limiting the number of medallions also stipulates that the ownership for the 13,237 medallions outstanding as of December 31, 2009 shall remain divided into 4,876 individual medallions and 8,361 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses, leased to drivers, and operated for more than one shift. New York City auctioned 600 additional medallions during 2004, 308 during 2006, and 89 during 2008. The medallions auctioned in 2006 were restricted to hybrid fuel vehicles and wheelchair accessible vehicles. In addition, New York City auctioned an additional 63 medallions for wheelchair accessible vehicles in 2007. New York City announced a 25% fare hike to support the increased level of medallions, which took effect in the 2004 second quarter.

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

Most New York City medallion transfers are handled through approximately 24 medallion brokers licensed by the TLC. In addition to brokering medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. We have excellent relations with many of the most active brokers, and regularly receive referrals from them. Brokers generated 26% of the loans originated during 2009, and 31% for 2008. However, we receive most of our referrals from a small number of brokers.

The Chicago Market. We estimate that Chicago medallions currently sell for approximately $202,000 as of December 31, 2009. Pursuant to a municipal ordinance, the number of outstanding medallions is currently capped at 6,951. We estimate that the total value of all Chicago medallions and related assets is over $1,460,000,000 as of December 31, 2009.

The Boston Market. We estimate that Boston medallions currently sell for approximately $385,000 as of December 31, 2009. The number of Boston medallions is currently capped at 1,825. We estimate that the total value of all Boston medallions and related assets is over $727,308,000 as of December 31, 2009.

The Newark Market. We estimate that Newark medallions currently sell for approximately $320,000 as of December 31, 2009. The number of Newark medallions has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $195,000,000 as of December 31, 2009.

The Cambridge Market. We estimate that Cambridge medallions currently sell for approximately $440,000 as of December 31, 2009. The number of Cambridge medallions is currently 257. We estimate that the total value of all Cambridge medallions and related assets is over $114,783,000 as of December 31, 2009.

Commercial Loans

Commercial loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business in 1987 through December 31, 2009, we and Medallion Bank have originated more than 10,256 commercial loans for an aggregate principal amount of approximately $765,361,000. Commercial loans of $77,922,000 comprised 16% of our $475,133,000 net investment portfolio as of December 31, 2009, compared to $89,611,000 or 16% of our $570,597,000 net investment portfolio as of December 31, 2008. Managed commercial loans of $149,388,000 comprised 18% of our $846,542,000 net investment portfolio as of December 31, 2009, compared to $176,223,000 or 19% of our $922,007,000 managed net investment portfolio as of December 31, 2008. We have increased our commercial loan activity in recent years, primarily because of the attractive higher yielding, floating rate nature of most of this business. The outstanding balances of managed commercial loans have grown at a compound annual rate of 10% since 1996. The increase since 1996 has been primarily driven by internal growth through the origination of additional commercial loans. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, a wider geographic area of coverage, and by expanding targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 946 basis points over the prevailing prime rate at year end, up from 872 basis points over prime at the end of 2008. As with medallion loans, the vast majority of the principals of borrowers personally guarantee commercial loans. The aggregate realized loss of principal on managed commercial loans has averaged 2.1% per annum for the last five years.

The following table displays information on managed commercial loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2009. For a presentation of only the consolidated on-balance sheet commercial loans, see the Consolidated Schedule of Investments in the consolidated financial statements on page F-33.

(Dollars in thousands)	# of Loans	% of Commercial Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed commercial loans
Asset-based	39	49%	5.77%	$75,323
Secured mezzanine	34	40	14.63	61,833
Other secured commercial	138	11	7.48	17,913

Total managed commercial loans	211	100%	9.50	155,069

Deferred loan acquisition income				(131)
Unrealized depreciation on loans				(5,550)

Net managed commercial loans				$149,388

(1)	Based on principal balance outstanding at December 31, 2009.

(2)	Based on the contractual rates of the portfolios at December 31, 2009.

Asset Based Loans. Through our Medallion Business Credit division, we originate, manage, and service asset-based loans to small businesses which require working capital credit facilities ranging from $300,000 to $7,500,000. Medallion Business Credit frequently refers a portion of its potential commercial loans to Medallion Bank to originate, so that we can benefit from Medallion Bank’s lower cost of funds. Additionally, from time to time, Medallion Business Credit also sells and purchases loan participations from independent third parties. Together, these loans represent approximately 49% of the managed commercial loan portfolio as of December 31, 2009 and 50% as of December 31, 2008. The commercial loans are secured principally by the borrower’s accounts receivable, but may also be secured by inventory, machinery, equipment, and/or real estate, and are personally guaranteed by the principals. Currently, our clients are mostly located in the New York metropolitan area, and include wholesale and retail trade, transportation and warehousing, and other industrial and services businesses. We had successfully established 39 commercial loans as of December 31, 2009.

Secured Mezzanine Loans. Through our subsidiary Medallion Capital, we originate both senior and subordinated loans nationwide to businesses in a variety of industries, including manufacturing and various service providers, about half of which are located in the upper Midwest and Great Lakes region, with the rest scattered across the country. These loans are primarily secured by a second position on all assets of the businesses, generally range from $1,000,000 to $5,000,000, and represent approximately 40% of our managed commercial loan portfolio as of December 31, 2009, and 36% as of December 31, 2008. Frequently, we also receive warrants to purchase an equity interest in the borrowers of secured mezzanine loans.

Other Secured Commercial Loans. We originate other commercial loans that are not concentrated in any particular industry. These loans represented approximately 11% of the managed commercial loan portfolio as of December 31, 2009, and 14% as of December 31, 2008. Historically, this portfolio had consisted of fixed-rate loans, but much of the business originated over the last five years has been at adjustable interest rates, generally repricing on their anniversary date. Borrowers include food service, retail establishments, and other industrial and services businesses.

Consumer Loans

Consumer loans are originated by Medallion Bank, a wholly-owned, unconsolidated portfolio company. Consumer loans of $186,709,000 comprised 22% of our $846,542,000 managed net investment portfolio as of December 31, 2009 and consumer loans of $186,305,000 comprised 20% of our $922,007,000 managed net investment portfolio as of December 31, 2008. The loans are collateralized by recreational vehicles, boats, motorcycles, and trailers located in all 50 states. The portfolio is serviced by a large third party servicer. We believe that Medallion Bank’s consumer loan portfolio is of acceptable credit quality given the high interest rates earned on the loans, which compensate for the higher degree of credit risk in the portfolio.

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

Our Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Key elements of our strategy include:

Capitalize on our relationships with brokers and dealers. We are committed to establishing, building, and maintaining our relationships with our brokers and dealers. Our marketing efforts are focused on building relationships with brokers in the medallion market and dealers in the consumer market. We believe that our relationships with brokers and dealers provide us with, in addition to potential investment opportunities, other significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of broker and dealer relationships in our target market over the last 50 years. We believe that our management team’s relationships with these brokers and dealers have and will continue to provide us with significant investment opportunities. During 2009, approximately 26% of our originated investment transactions were generated by brokers and dealers.

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

Investment Activity

The following table sets forth the components of investment activity in the managed investment portfolio for the periods indicated.

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Net investments at beginning of year	$922,007	$934,955	$833,639
Investments originated	329,708	413,461	455,325
Repayments of investments	(365,108)	(422,659)	(342,102)
Net realized gains (losses) on investments (1)	(15,467)	(12,703)	8,268
Net increase in unrealized depreciation (2)	(9,210)	(5,055)	(13,005)
Transfers to other assets/liabilities, net	(13,619)	(8,893)	(5,392)
Amortization of origination costs	(1,769)	(2,683)	(1,778)
Purchase of Elk Associates Funding medallion loan portfolio	—	25,584	—

Net increase (decrease) in investments	(75,465)	(12,948)	101,316

Net investments at end of year	$846,542	$922,007	$934,955

(1)	Excludes net realized gains (losses) of ($1), $1,064, and $1,336 for the years ended December 31, 2009, 2008, and 2007, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet, and $700,000 for the year ended December 31, 2007 related to the retirement of trust preferred securities.

(2)	Excludes net unrealized appreciation of $3,742, $7,273, and $6,740 for the years ended December 31, 2009, 2008, and 2007, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

Investment Characteristics

Medallion Loans. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets (vehicles, meters, and the like). The portfolio was originated at an approximate loan-to-value ratio range of 65-80%. We estimate that the average loan-to-value ratio of all of the medallion loans was approximately 40% as of December 31, 2009. In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

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

The table below summarizes our cash levels and borrowings as of December 31, 2009, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2009. See note 5 to the consolidated financial statements for additional information about each credit facility.

Consolidated sources of funds (Dollars in thousands)	Total
Cash and cash equivalents	$33,401
Bank loans	72,867
Amounts undisbursed	8,957
Amounts outstanding	63,910
Average interest rate	4.48%
Maturity	5/10-11/12
Preferred securities	$33,000
Average interest rate	7.68%
Maturity	9/37
Lines of credit	$235,000
Amounts undisbursed	37,638
Amounts outstanding	197,362
Average interest rate	1.32%
Maturity	5/10-12/13
Margin loan	$—
Average interest rate	—
Maturity	N/A
SBA debentures	$96,750
Amounts undisbursed	8,500
Amounts outstanding	88,250
Average interest rate	6.09%
Maturity	9/11-3/19

Total cash and cash equivalents and amounts remaining undisbursed under credit facilities	$88,496

Total debt outstanding	$382,522

Medallion bank sources of funds
Cash	$13,340
Deposits	371,719
Average interest rate	1.85%
Maturity	1/10-12/12

Total cash and amounts remaining undisbursed under credit facilities, including Medallion Bank	$101,836

Total debt outstanding, including Medallion Bank	$784,241

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

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussion of our funding sources and asset liability management strategy, see Asset/Liability Management on page 45.

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

Employees

As of December 31, 2009 we employed 124 persons, including 31 at our Medallion Bank subsidiary. We believe that relations with all of our employees are good.

CERTAIN US FEDERAL INCOME TAX CONSIDERATIONS

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

•

does not have any class of securities listed on a national securities exchange, or has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250,000,000;

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

Under current SBA Regulations, the maximum rate of interest that Medallion Funding may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA Regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2009, the maximum rate of interest permitted on loans originated by the Medallion Funding, Medallion Capital, and Freshstart was 19%. As of December 31, 2009, our outstanding medallion loans had a weighted average rate of interest 6.23% and our outstanding commercial loans had a weighted average rate of interest of 12.24%. Current SBA regulations also require that each loan originated by an SBIC has a term between one and 20 years; loans to disadvantaged businesses also may be for a minimum term of one year.

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

The current market conditions have materially and adversely affected the debt and equity capital markets in the United States, which could have a negative impact on our business and operations. The US capital markets have been experiencing extreme volatility and disruption for more than 24 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. These events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular. We believe that the US economy is experiencing a prolonged recession, and forecasts for 2010 generally call for a continuation of the economic recession. As a result, we believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity will continue to have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions.

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

In addition, based on current market conditions, we believe Citibank may not extend the credit facility beyond its current maturity date in May 2010, and as a result, it was paid off in full in March 2010. We are actively seeking additional sources of liquidity, including sources of liquidity to repay our borrowings under the Citibank facility; however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable, or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis.

As of December 31, 2009, we had approximately $382,522,000 of outstanding indebtedness, which had a weighted average borrowing cost of 3.50% at December 31, 2009, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $371,719,000 of outstanding indebtedness at a weighted average borrowing cost of 1.85%.

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

On February 27, 2009, Medallion Bank issued and sold, and the US Treasury purchased under the TARP Capital Purchase Program, or the CPP, (1) 11,800 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant, which was immediately exercised, to purchase up to 590 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, for an aggregate purchase price of approximately $11,800,000 in cash. On December 22, 2009, Medallion Bank issued and sold, and the US Treasury purchased under the CPP, (1) 9,698 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, and (2) a warrant, which was immediately exercised, to purchase up to 55 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D, for an aggregate purchase price of approximately $9,698,000 in cash. The US Congress, through the Emergency Economic Stabilization Act of 2008, or the EESA, and the American Recovery and Reinvestment Act of 2009, or the ARRA, has imposed a number of restrictions and limitations on the operations of CPP participants. The final rule promulgated pursuant to Section 111 of the EESA, as amended by the ARRA, prescribes certain standards for compensation and corporate governance for CPP participants (which the Company believes to include parent companies such as the Company). The rules and regulations applicable to CPP participants continue to evolve and their scope, timing and effect cannot be predicted.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute an ineligible investment. As of December 31, 2009, up to 25% of our total assets were invested in ineligible investments.

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

To qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities, other than US government securities or securities of other RICs, of any one issuer. As of December 31, 2009, our largest investment subject to this test was our investment in Medallion Bank, representing 24% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make dividend payments and other distributions to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. Furthermore, as a condition of its approval by its regulators, Medallion Bank is required to maintain a 15% capital ratio, which may inhibit its ability to declare and pay dividends, which are further restricted by the US Treasury to $4,000,000 per year.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of December 31, 2009, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $4,612,000 or 0.96% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of December 31, 2009 by approximately $1,149,000 on an annualized basis, compared to a negative impact of $1,702,000 at December 31, 2008, and the impact of such an immediate increase of 1% over a one year period would have been ($1,943,000) at December 31, 2009, compared to ($2,831,000) for December 31, 2008. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of December 31, 2009, investments in New York City taxi medallion loans represented approximately 75% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $775,000 for corporate medallions and $584,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2007, the value of New York City taxicab medallions increased by approximately 37% for individual medallions and 29% for corporate medallions.

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

Our investments in special purpose acquisition companies, or SPACs, is forfeited.

The initial public offering of units in our first SPAC, Sports Properties Acquisition Corp., (Sports Properties) was consummated in January, 2008. Sports Properties had 24 months from the date of its prospectus to complete a business combination, which did not occur. As a result, we have fully written off our investment of $6,961,000.

We also agreed to indemnify Sports Properties upon Sports Properties liquidation for all claims of any vendors, service providers, or other entities that are owed money by Sports Properties for services rendered, or contracted for, or products sold to Sports Properties, or the claims of any target businesses to the extent that Sports Properties fails to obtain valid and enforceable waivers from such vendors, service providers, prospective target businesses, or other entities in order to protect the amounts held in Sports Properties’ trust account. As a result, we lost the amount of capital we invested in Sports Properties, and we may also be liable to Sports Properties under those indemnification obligations. At December 31, 2009, the SPAC’s liabilities exceeded its cash on hand by $1,581,000. The SPAC intends to negotiate these liabilities downwards, seeking forbearance from those associated with a failed deal. However, since the results of such negotiations cannot be anticipated, the Company has accrued $1,582,000 to cover the SPAC’s shortfall.

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

PART II

ITEM 4.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of March 11, 2010, there were approximately 127 holders of record of the Company’s common stock.

On March 11, 2010, the last reported sale price of our common stock was $8.04 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2009	DIVIDENDS DECLARED	HIGH	LOW
Fourth Quarter	$0.15	$8.49	$7.76
Third Quarter	$0.19	$8.83	$6.87
Second Quarter	$0.19	$8.71	$6.56
First Quarter	$0.19	$8.04	$3.61

2008
Fourth Quarter	$0.19	$9.84	$5.58
Third Quarter	0.19	10.66	8.96
Second Quarter	0.19	10.04	8.31
First Quarter	0.19	10.33	9.04

Information about our equity compensation plan is incorporated by reference in all information under the caption “Equity Compensation Plan Information” included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2010.

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397

Total	1,394,124	9.10	1,394,124	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In October 2009, we extended the terms of the Stock Repurchase Program. Purchases are to commence no earlier than November 2009 and are to conclude 180 days after the commencement of the purchases.

ITEM 5.	SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2009, 2008, 2007, 2006, and 2005. Because of the previously reported change in the reporting entity, our financial condition and results of operations included in this annual report for the year ended December 31, 2005 has been adjusted to reflect the change retrospectively for all periods and information presented.

	Year ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005
Statement of operations
Investment income	$41,403	$52,284	$51,393	$39,635	$34,811
Interest expense	16,876	23,711	30,704	24,190	17,997

Net interest income	24,527	28,573	20,689	15,445	16,814
Noninterest income	3,383	3,837	2,444	2,646	4,738
Operating expenses (1)	19,730	17,320	17,835	14,926	16,984

Net investment income before income taxes	8,180	15,090	5,298	3,165	4,568
Income tax (provision) benefit	—	—	—	—	14

Net investment income after income taxes	8,180	15,090	5,298	3,165	4,582
Net realized gains (losses) on investments	(4,135)	(3,746)	14,172	3,080	3,606
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries (2)	(5,671)	(2,419)	2,292	7,454	5,012
Net change in unrealized appreciation (depreciation) on investments (2)	2,648	6,323	(6,326)	(591)	(6,339)

Net increase in net assets resulting from operations	$1,022	$15,248	$15,436	$13,108	$6,861

Per share data
Net investment income	$0.46	$0.85	$0.30	$0.18	$0.26
Income tax (provision) benefit	—	—	—	—	—
Net realized gains (losses) on investments	(0.23)	(0.21)	0.80	0.17	0.21
Net change in unrealized appreciation (depreciation) on investments (2)	(0.17)	0.22	(0.23)	0.39	(0.08)

Net increase in net assets resulting from operations	$0.06	$0.86	$0.87	$0.74	$0.39

Dividends declared per share	$0.72	$0.76	$0.76	$0.70	$0.54

Weighted average common shares outstanding
Basic	17,569,688	17,520,966	17,480,523	17,293,665	17,087,034
Diluted	17,691,437	17,722,575	17,786,310	17,761,039	17,552,228
Balance sheet data
Net investments	$475,133	$570,597	$653,046	$592,933	$530,222
Total assets	555,174	646,685	721,262	631,605	573,355
Total funds borrowed	382,522	462,650	542,549	455,137	400,915
Total liabilities	392,197	471,739	548,839	461,977	407,000
Total shareholders’ equity	162,977	174,946	172,423	169,628	166,354
Managed balance sheet data (3)
Net investments	$846,542	$922,007	$934,955	$833,639	$723,253
Total assets	950,909	1,018,114	1,025,633	893,588	792,973
Total funds borrowed	754,241	829,058	841,632	716,620	620,022
Total liabilities	787,932	843,168	853,211	723,960	626,619

	Year ended December 31,
	2009	2008	2007	2006	2005
Selected financial ratios and other data
Return on average assets (ROA) (4)
Net investment income after taxes	1.36%	2.27%	0.79%	0.53%	0.82%
Net increase in net assets resulting from operations	0.17	2.29	2.30	2.20	1.23
Return on average equity (ROE) (5)
Net investment income after taxes	4.74	8.67	3.09	1.89	2.73
Net increase in net assets resulting from operations	0.59	8.76	9.00	7.82	4.09
Weighted average yield	7.77%	8.58%	8.44%	7.71%	7.15%
Weighted average cost of funds	3.17	3.89	5.04	4.70	3.75

Net interest margin (6)	4.60	4.69	3.40	3.01	3.40

Noninterest income ratio (7)	0.63	0.63	0.40	0.52	0.99
Total expense ratio (1)(9)	6.87	6.74	7.98	7.62	7.28
Operating expense ratio (1)(9)	3.70	2.84	2.93	2.91	3.54
As a percentage of net investment portfolio
Medallion loans	68%	70%	76%	72%	71%
Commercial loans	16	16	14	15	17
Investment in subsidiaries	15	13	9	8	8
Equity investments	1	1	1	3	4
Investment securities	—	—	—	2	—
Investments to assets (10)	86%	88%	91%	94%	92%
Equity to assets (11)	29	27	24	27	29
Debt to equity (12)	235	264	315	268	241

(1)	Includes $1,622 of charges in 2009 related to winding up the operations of the SPAC’s. Excluding these charges, the total expense ratio was 6.56% and the operating expense ratio was 3.40%.

(2)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the year in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.

(3)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.

(4)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.

(5)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.

(6)	Net interest margin represents net interest income for the year divided by average interest earning assets, and included interest recoveries and bonuses of $1,684 in 2009, $4,471 in 2008, $821 in 2007, $1,556 in 2006, and $0 in 2005 and also included dividends from Medallion Bank of $4,000 in 2009, $6,000 in 2008, and $5,750 in 2007. On a managed basis, combined with Medallion Bank, the net interest margin was 6.03%, 5.21%, 4.21%, 4.40%, and 4.65% for 2009, 2008, 2007, 2006, and 2005.

(7)	Noninterest income ratio represents noninterest income divided by average interest earning assets.

(8)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

(9)	Operating expense ratio represents operating expenses divided by average interest earning assets.

(10)	Represents net investments divided by total assets as of December 31.

(11)	Represents total shareholders’ equity divided by total assets as of December 31.

(12)	Represents total funds borrowed divided by total shareholders’ equity as of December 31.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2009, 2008, and 2007. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 18.

CRITICAL ACCOUNTING POLICIES

The SEC has recently issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of our consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by us include valuation of loans, evaluation of the recoverability of accounts receivable and income tax assets, and the assessment of litigation and other contingencies. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although we believe that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2009 are reasonable, actual results could differ materially from the estimated amounts recorded in our financial statements.

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 7%, and our commercial loan portfolio at a compound annual growth rate of 5% (both 10% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 14%. Total assets under our management, which includes assets serviced for third party investors and managed by unconsolidated portfolio companies, were $1,039,840,000 as of December 31, 2009 and $1,075,509,000 as of December 31, 2008, and have grown at a compound annual growth rate of 13% from $215,000,000 at the end of 1996.

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

We are a closed-end, management investment company under the 1940 Act. We have elected to be treated as a business development company under the 1940 Act. We have also elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our shareholders as dividends if we meet certain source-of-income and asset diversification requirements. Medallion Bank is not a RIC and must pay corporate-level federal income taxes.

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

	December 31, 2009		December 31, 2008		December 31, 2007
	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	5.90%	$244,082	6.04%	$304,306	6.91%	$399,955
Chicago	6.91	25,868	7.15	28,172	7.43	33,008
Newark	7.98	21,790	8.17	27,809	8.40	22,058
Boston	7.14	21,383	7.54	31,283	8.44	32,446
Cambridge	7.10	3,025	7.59	4,387	8.41	5,174
Other	7.14	5,435	7.40	6,584	7.58	5,481

Total medallion loans	6.23	321,583	6.42	402,541	7.13	498,122

Deferred loan acquisition costs		332		423		798
Unrealized depreciation on loans		—		—		(37)

Net medallion loans		$321,915		$402,964		$498,883

Commercial loans
Secured mezzanine	14.63%	$61,834	14.23%	$65,475	14.19%	$59,152
Asset based	5.74	8,991	5.29	13,552	8.91	19,870
Other secured commercial	7.95	11,706	8.34	15,870	9.05	19,256

Total commercial loans	12.71	82,531	11.97	94,897	12.12	98,278

Deferred loan acquisition (income) costs		(373)		(171)		(64)
Unrealized depreciation on loans		(4,236)		(5,115)		(6,432)

Net commercial loans		$77,922		$89,611		$91,782

Investment in Medallion Bank and other controlled subsidiaries, net	5.53%	$72,279	8.22%	$74,750	13.79%	$57,501

Equity investments	2.50%	$3,393	4.33%	$2,835	4.70%	$2,138

Unrealized appreciation (depreciation) on equities		(376)		437		2,742

Net equity investments		$3,017		$3,272		$4,880

Investment securities	—%	$—	—%	$—	—%	$—

Investments at cost	7.22%	$479,786	7.56%	$575,023	8.45%	$656,039

Deferred loan acquisition (income) costs		(41)		252		734
Unrealized appreciation (depreciation) on equities		(376)		437		2,742
Unrealized depreciation on loans		(4,236)		(5,115)		(6,469)

Net investments		$475,133		$570,597		$653,046

Medallion Bank investments
Consumer loans	17.96%	$193,382	18.26%	$189,886	18.54%	$139,972
Medallion loans	6.15	160,403	6.46	122,581	6.72	87,891
Commercial loans	5.84	72,540	5.64	87,800	9.14	88,785
Investment securities	3.99	20,784	4.87	20,056	4.82	21,707

Medallion Bank investments at cost (2)	11.11	447,109	11.54	420,323	12.12	338,355

Deferred loan acquisition costs		5,633		5,994		4,569
Unrealized appreciation (depreciation) on investment securities		92		(64)		39
Premiums paid on purchased securities		185		96		91
Unrealized depreciation on loans		(13,610)		(10,936)		(7,311)

Medallion Bank net investments		$439,409		$415,413		$335,743

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.

(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 9.56%, 9.44%, and 9.57% at December 31, 2009, 2008, and 2007.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at December 31, 2009 was 7.22% (7.56% for the loan portfolio), a decrease of 14 basis points from 7.56% at December 31, 2008, which was a decrease of 89 basis points from 8.45% at December 31, 2007. The weighted average yield of the total managed portfolio at December 31, 2009 was 9.35% (9.56% for the loan portfolio), an increase of 13 basis points from 9.22% at December 31, 2008, which was a decrease of 19 basis points from 9.41% at December 31, 2007. The decreases from 2007 in the owned portfolio reflected the general market condition of falling interest rates, and the 2009 increases in the managed portfolios reflect the greater concentration of Medallion Bank consumer assets to the totals.

Medallion Loan Portfolio

Our medallion loans comprised 68% of the net portfolio of $475,133,000 at December 31, 2009, compared to 70% of the net portfolio of $570,597,000 at December 31, 2008 and 76% of $653,046,000 at December 31, 2007. Our managed medallion loans of $482,087,000 comprised 57% of the net portfolio of $846,542,000 at December 31, 2009, compared to 57% of $922,007,000 at December 31, 2008 and 63% of $934,955,000 at December 31, 2007. The medallion loan portfolio decreased by $81,049,000 or 20% in 2009 ($43,284,000 or 8% on a managed basis), primarily reflecting decreases in the New York and Boston markets, primarily reflecting loan payoffs and the sale of participation interests to third parties. Total medallion loans serviced for third parties were $102,307,000, $66,041,000, and $4,443,000 at December 31, 2009, 2008, and 2007.

The weighted average yield of the medallion loan portfolio at December 31, 2009 was 6.23%, a decrease of 19 basis points from 6.42% at December 31, 2008, which was a decrease of 71 basis points from 7.13% at December 31, 2007. The weighted average yield of the managed medallion loan portfolio at December 31, 2009 was 6.20%, a decrease of 23 basis points from 6.43% at December 31, 2008, which was a decrease of 64 basis points from 7.07% at December 31, 2007. The decreases in yield primarily reflected the impact of falling interest rates in the economy and the effects of borrower refinancings. At December 31, 2009, 24% of the medallion loan portfolio represented loans outside New York, compared to 24% and 20% at year-end 2008 and 2007. At December 31, 2009, 25% of the managed medallion loan portfolio represented loans outside New York, compared to 26% and 17% at year-end 2008 and 2007. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 16% of the net investment portfolio as of December 31, 2009, compared to 16% and 14% at December 31, 2008 and 2007, and were 18%, 19%, and 19% on a managed basis. Commercial loans decreased by $11,689,000 or 13% during 2009 ($26,834,000 or 15% on a managed basis), primarily reflecting reductions in all loan categories. Net commercial loans serviced by third parties were $13,376,000, $8,646,000, and $12,643,000 at December 31, 2009, 2008, and 2007.

The weighted average yield of the commercial loan portfolio at December 31, 2009 was 12.71%, an increase of 74 basis points from 11.97% at December 31, 2008, which was down 15 basis points from 12.12% at December 31, 2007. The weighted average yield of the managed commercial loan portfolio at December 31, 2009 was 9.50%, an increase of 57 basis points from 8.93% at December 31, 2008, which was down 177 basis points from 10.70% at December 31, 2007. The 2009 increases reflect the higher proportion of higher-yielding mezzanine loans in the portfolio, and the 2008 decreases reflected the greater proportion of floating rate loans, compared to the owned portfolio with a larger concentration of high-yield, fixed rate loans. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At December 31, 2009, variable-rate loans represented approximately 17% of the commercial portfolio, compared to 22% and 28% at December 31, 2008 and 2007, and were 55%, 59%, and 57% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer loan portfolios

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 22% of the managed net investment portfolio as of December 31, 2009, compared to 20% and 15% at December 31, 2008 and 2007. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, and trailers located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 17.96% at December 31, 2009, compared to 18.26% and 18.54% at December 31, 2008 and 2007. Amortization of the portfolio purchase premium reduced the yield by an average of 0.16%, 0.25%, and 0.51% in 2009, 2008, and 2007. Adjustable rate loans represented approximately 85% of the managed consumer portfolio at December 31, 2009, compared to 89% and 91% at December 31, 2008 and 2007.

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

The following table shows the trend in loans 90 days or more past due as of December 31,

	2009		2008		2007
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$1,090	0.3%	$765	0.2%	$3,519	0.6%

Commercial loans
Secured mezzanine	6,600	1.6	6,415	1.3	2,819	0.5
Asset-based receivable	—	0.0	—	0.0	—	0.0
Other secured commercial	295	0.1	190	0.0	1,195	0.2

Total commercial loans	6,895	1.7	6,605	1.3	4,014	0.7

Total loans 90 days or more past due	$7,985	2.0%	$7,370	1.5%	$7,533	1.3%

Total Medallion Bank loans	$3,861	0.9%	$4,345	1.1%	$1,036	0.3%

Total managed loans 90 days or more past due	$11,846	1.4%	$11,715	1.3%	$8,569	0.9%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. As a result, medallion delinquencies decreased sharply from 2007, although. 2008 delinquencies increased slightly as a result of a borrower’s pending estate issue. Due to the slow economy, secured mezzanine financing, mostly in recreational and consumer-discretionary services, delinquencies increased slightly over 2008. For the same reasons, Medallion Bank also experienced higher consumer delinquencies in 2008 due to bankruptcies and job losses, which improved slightly in 2009 due to the slow recovery. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the years ended December 31, 2009, 2008, and 2007.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2006	($3,056)	$2,113	$947	$4
Net change in unrealized
Appreciation on investments	—	2,127	8,245	10,372
Depreciation on investments	(4,246)	(133)	(159)	(4,538)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(1,361)	(571)	(1,932)
Losses on investments	833	—	—	833
Other	—	(4)	(121)	(125)

Balance December 31, 2007	(6,469)	2,742	8,341	4,614
Net change in unrealized
Appreciation on investments	—	(1,995)	8,183	6,188
Depreciation on investments	(4,076)	(110)	168	(4,018)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(1,400)	(1,400)
Losses on investments	5,230	—	322	5,552
Other	200	(200)	—	—

Balance December 31, 2008	(5,115)	437	15,614	10,936
Net change in unrealized
Appreciation on investments	—	(333)	4,242	3,909
Depreciation on investments (1)	(3,507)	(8,205)	(519)	(12,231)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(900)	(900)
Losses on investments	3,986	—	919	4,905
Other	400	—	(400)	—

Balance December 31, 2009	($4,236)	($8,101)	$18,956	$6,619

(1)	Includes unrealized depreciation of $7,720 for the year ended December 31, 2009 related to investments in SPAC and SPAC 2. See note 10 to the consolidated financial statements for additional information on these investments.

The following table presents credit-related information for the investment portfolios as of December 31.

(Dollars in thousands)	2009	2008	2007
Total loans
Medallion loans	$321,915	$402,964	$498,883
Commercial loans	77,922	89,611	91,782

Total loans	399,837	492,575	590,665
Investment in Medallion Bank and other controlled subsidiaries	72,279	74,750	57,501
Equity investments (1)	3,017	3,272	4,880
Investment securities	—	—	—

Net investments	$475,133	$570,597	$653,046

Net investments at Medallion Bank and other controlled subsidiaries	$439,409	$415,413	$335,743
Managed net investments	$846,542	$922,007	$934,955
Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	($37)
Commercial loans	(4,236)	(5,115)	(6,432)

Total loans	(4,236)	(5,115)	(6,469)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—
Equity investments	(376)	437	2,742
Investment securities	—	—	—

Total unrealized depreciation on investments (2)	($4,612)	($4,678)	($3,727)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($13,519)	($11,000)	($7,272)
Managed total unrealized depreciation on investments (2)	($18,131)	($15,678)	($10,999)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	(0.01%)
Commercial loans	(5.13)	(5.39)	(6.54)
Total loans	(1.05)	(1.03)	(1.08)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	(11.10)	15.41	128.22
Investment securities	—	—	—
Net investments	(0.96)	(0.81)	(0.57)

Net investments at Medallion Bank and other controlled subsidiaries	(3.02%)	(2.62%)	(2.15%)
Managed net investments	(2.11%)	(1.68%)	(1.17%)

(1)	Represents common stock and warrants held as investments.

(2)	Excludes $6,966, $0, and $0 for unrealized depreciation on the SPAC, and $1,593, $1,733, and $1,920 for unrealized appreciation on Medallion Hamptons Holding at December 31, 2009, 2008 and 2007.

(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the years ended December 31, 2009, 2008, and 2007.

(Dollars in thousands)	2009	2008	2007
Realized gains (losses) on loans and equity investments (1)
Medallion loans	$915	$1,378	$1,316
Commercial loans	(5,050)	(5,266)	(784)

Total loans	(4,135)	(3,888)	532
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	—	142	13,640
Investment securities	—	—	—

Total realized gains (losses) on loans and equity investments	($4,135)	($3,746)	$14,172

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	(11,333)	(7,893)	(3,868)

Total managed realized gains (losses) on loans and equity investments	($15,468)	($11,639)	$10,304

Realized gains (losses) as a % of average balances outstanding
Medallion loans	0.25%	0.32%	0.28%
Commercial loans	(5.64)	(5.21)	(0.82)
Total loans	(0.90)	(0.72)	0.09
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	—	5.74	408.53
Investment securities	—	—	—
Net investments	(0.77)	(0.61)	2.27

Net investments at Medallion Bank and other controlled subsidiaries	(2.65%)	(2.11%)	(1.24%)
Managed net investments	(1.72%)	(1.26%)	1.16%

(1)	Includes realized gains (losses) of ($1), $1,064, and $1,336 for the years ended December 31, 2009, 2008, and 2007 related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolios for the years ended December 31, 2009, 2008, and 2007.

(Dollars in thousands)	2009	2008	2007
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($333)	($1,994)	$2,127
Unrealized depreciation (1)	(4,747)	(4,186)	(4,379)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries	(5,671)	(2,419)	2,292
Realized gains	—	—	(11,647)
Realized losses	3,986	5,230	833
Unrealized gains on foreclosed properties	3,742	7,273	6,740

Total	($3,023)	$3,904	($4,034)

Net realized gains (losses) on investments
Realized gains	$—	$—	$2,914
Realized losses	(3,986)	(5,230)	(833)
Other gains	—	470	10,732
Direct recoveries (charge-offs)	(148)	(50)	23
Realized gains (losses) on foreclosed properties	(1)	1,064	1,336

Total	($4,135)	($3,746)	$14,172

(1)	Includes unrealized depreciation of $759 for the year ended December 31, 2009 related to the $759 investment in SPAC 2, which is carried in other assets on the consolidated balance sheet.

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 15%, 13%, and 9% of our total portfolio at December 31, 2009, 2008, and 2007. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We are currently in discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including an aggregate of $1,750,000 contributed in January 2009, and an aggregate of $10,750,000 and $6,800,000 contributed over various months in 2008 and 2007. Separately, Medallion Bank paid dividends to the Company of $3,000,000 in 2009 and $6,000,000 and $5,750,000 in 2008 and 2007. Without the capital infusions by us, a portion of the Medallion Bank dividends would have been retained to ensure Medallion Bank met its capital ratio requirements, and in such circumstance, if we maintained our dividend at the existing levels, a portion of those dividends would have represented a tax-free return of capital. See note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at December 31, 2009, 2008, and 2007. Equity investments were less than 1%, less than 1%, and 1% of our total managed portfolio at December 31, 2009, 2008, and 2007. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at December 31, 2009, 2008, and 2007. Investment securities were 2% of our total managed portfolio at December 31, 2009, 2008, and 2007. Investment securities are primarily US Treasuries and/or adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

Trend in Interest Expense

Our interest expense is driven by the interest rates payable on our short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The establishment of the Merrill Lynch Commercial Financial Corp line of credit in September 2002 (fully paid off in December 2008), and its favorable subsequent renegotiations had the effect of substantially reducing our cost of funds. We established additional medallion lending relationships with DZ Bank in December 2008, and with Citibank in December 2006 that provided for growth in the portfolio at generally lower rates than under prior facilities. In addition, Medallion Bank began raising brokered bank certificates of deposit during 2004, which were at our lowest borrowing costs. As a result of Medallion Bank raising funds through certificates of deposits as previously noted, we were able to realign the ownership of some of our medallion loans and related assets to Medallion Bank allowing us and our subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, Medallion Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 4 to the consolidated financial statements for details on the terms of all outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the years ended December 31, 2009, 2008, and 2007. Our average balances decreased and Medallion Bank’s increased, reflecting the sourcing of more business to Medallion Bank, and an increase in loan participations sold during the year. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy.

(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
December 31, 2009
Revolving lines of credit	$6,489	$253,388	2.56%
SBA debentures	5,725	88,250	6.49
Notes payable to banks	2,124	44,165	4.81
Preferred securities	2,538	33,000	7.69

Total	$16,876	$418,803	4.03

Medallion Bank borrowings	11,046	361,613	3.06

Total managed borrowings	$27,922	$780,416	3.58

December 31, 2008
Revolving lines of credit	$15,161	$355,706	4.26%
SBA debentures	5,253	81,319	6.46
Preferred securities	2,538	33,000	7.69
Notes payable to banks	759	11,982	6.33

Total	$23,711	$482,007	4.92

Medallion Bank borrowings	14,934	324,141	4.61

Total managed borrowings	$38,645	$806,148	4.79

December 31, 2007
Revolving lines of credit	$23,185	$380,405	6.09%
SBA debentures	5,007	77,250	6.48
Preferred securities	1,538	19,822	7.76
Notes payable to banks	849	12,324	6.89
Margin loans	125	2,221	5.63

Total	$30,704	$492,022	6.24

Medallion Bank borrowings	13,804	268,962	5.13

Total managed borrowings	$44,508	$760,984	5.85

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At December 31, 2009, 2008, and 2007, short-term floating rate debt constituted 70%, 78%, and 78% of total debt, and was 36%, 44%, and 51% on a fully managed basis including the borrowings of Medallion Bank.

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

Consolidated Results of Operations

For the Years Ended December 31, 2009 and 2008

Net increase in net assets resulting from operations was $1,022,000 or $0.06 per diluted common share in 2009, down $14,226,000 or 93% from $15,248,000 or $0.86 per share in 2008, primarily reflecting $9,342,000 of charges associated with writing off our investments in the SPAC’s. Aside from these writeoffs, the 2009 decrease primarily reflected lower net interest income, higher operating expenses, and lower noninterest income, partially offset by higher other net realized/unrealized gains. Net investment income after income taxes was $8,180,000 or $0.46 per share in 2009, down $6,910,000 or 46% from $15,090,000 or $0.85 per share in 2008.

Investment income was $41,403,000 in 2009, down $10,881,000 or 21% from $52,284,000 a year ago, and included $1,684,000 from interest recoveries and bonuses on certain investments in 2009, compared to $4,471,000 in 2008. Also included in 2009 were $4,000,000 in dividends from Medallion Bank, compared to $6,000,000 in 2008. Excluding those items, investment income decreased $6,094,000 or 15%, primarily reflecting loan participations sold and loan prepayments, and to a lesser extent, changes in the yields earned. The yield on the investment portfolio was 7.77% in 2009, down 9% from 8.58% in 2008. Excluding the extra interest and dividends, the 2009 yield was down 2% to 6.70% from 6.86% in 2008, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $533,106,000 in 2009, down 13% from $609,634,000 a year ago, primarily reflecting loan participations sold and loan prepayments.

Medallion loans were $321,915,000 at year end, down $81,049,000 or 20% from $402,964,000 a year ago, representing 68% of the investment portfolio compared to 70% a year ago, and were yielding 6.23% compared to 6.42% a year ago, a decrease of 3%. The decrease in outstandings primarily reflected sold participations and repayments. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $584,394,000 at year end, down $7,019,000 or 1% from $591,413,000 a year ago, reflecting the above and the strong overall portfolio growth at Medallion Bank. The commercial loan portfolio was $77,922,000 at year end, compared to $89,611,000 a year ago, a decrease of $11,689,000 or 13%, and represented 16% of the investment portfolio in both periods. The decrease reflected repayments in all portfolios. Commercial loans yielded 12.71% at year end, up 6% from 11.97% a year ago, reflecting the increased share of high-yield mezzanine loans. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $136,013,000 at year end, down $31,563,000 or 19% from $167,576,000 a year ago, primarily reflecting the changes described above, decreases in the asset-based and real estate loan portfolios at Medallion Bank, and by the net increase in third party loan participations purchased. Investments in Medallion Bank and other controlled subsidiaries were $72,279,000 at year end, down $2,471,000 or 3% from $74,750,000 a year ago, primarily reflecting the writeoff of the SPAC investment, partially offset by increased investment in Medallion Bank, and our equity in the earnings of Medallion Bank, and which represented 15% of the investment portfolio, compared to 13% a year ago, and which yielded 5.53% at year end, compared to 8.22% a year ago. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $3,017,000 at year end, down $255,000 or 8% from $3,272,000 a year ago, primarily reflecting portfolio depreciation, partially offset by increased equity purchases, and represented 1% of the investment portfolio at both year ends, and had a dividend yield of 2.50%, compared to 4.33% a year ago. Investment securities were zero at both year ends. See page 33 for a table that shows balances and yields by type of investment.

Interest expense was $16,876,000 in 2009, down $6,835,000 or 29% from $23,711,000 in 2008. The decrease in interest expense was primarily due to the decreased cost of borrowed funds, and to a lesser extent, to decreased levels of borrowings. The cost of borrowed funds was 4.03% in 2009, compared to 4.92% a year ago, a decrease of 18%, reflecting the sharp declines in interest rates as the Fed lowered rates to address the economic crisis, and that impact on the adjustable rate nature of much of our borrowings. Average debt outstanding was $418,803,000 in 2009, compared to $482,007,000 a year ago, a decrease of 13%, primarily reflecting decreased borrowings as portfolio outstandings declined. See page 40 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $24,527,000 and the net interest margin was 4.60% in 2009, down $4,046,000 or 14% from $28,573,000 a year ago, which represented a net interest margin of 4.69%, all reflecting the items discussed above.

Noninterest income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income was $3,383,000 in 2009, down $454,000 or 12% from $3,837,000 a year ago. Included in noninterest income in 2008 were unusually large prepayment penalties relating to the payoffs of several large fleets of $667,000. Excluding those prepayment penalties, noninterest income increased 7% in 2009, primarily reflecting higher servicing and other fees generated from a larger portfolio base at Medallion Bank, partially offset by lower investment partnership income distributions and audit and due diligence fees.

Operating expenses were $19,730,000 in 2009, up $2,410,000 or 14% from $17,320,000 in 2008, primarily reflecting $1,622,000 of charges associated with potential liabilities of the SPAC’s. Excluding the SPAC-related charges, operating expenses increased $788,000 or 5%. Salaries and benefits expense was $10,989,000 in the year, up $300,000 or 3% from $10,689,000 in 2008, primarily reflecting an increase in salary levels and lower salary deferrals related to loan originations, partially offset by lower bonus accruals and stock compensation expense. Professional fees were $1,554,000 in 2009, down $52,000 or 3% from $1,606,000 a year ago, primarily reflecting lower accounting costs, partially offset by higher other professional and legal expenses related to various investment opportunities. Occupancy expense was $1,275,000 in 2009, up $4,000 from $1,271,000 in 2008. Other operating expenses of $5,912,000 in 2009 were up $2,158,000 or 57% from $3,754,000 a year ago, primarily reflecting $1,622,000 of charges associated with potential liabilities of the SPAC’s. Excluding the SPAC-related charges, other operating expenses increased $536,000 or 14%, primarily reflecting higher travel and entertainment expense, director’ fees, computer costs, and printing expenses, partially offset by lower franchise tax accruals and depreciation and amortization expenses.

Income tax expense was $0 in 2009 and 2008.

Net change in unrealized depreciation on investments was $3,023,000 in 2009, compared to appreciation of $3,904,000 in 2008, a decrease in appreciation of $6,927,000. Net change in unrealized appreciation, net of the net unrealized depreciation on Medallion Bank and the other controlled subsidiaries was appreciation of $2,648,000 in 2009, compared to $6,323,000 in 2008, resulting in decreased appreciation of $3,675,000 in 2009. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2009 activity resulted from net depreciation on Medallion Bank and other controlled subsidiaries of $5,671,000, net unrealized depreciation on loans of $3,507,000, and net unrealized depreciation on equity investments of $1,573,000, partially offset by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $3,986,000, net appreciation on foreclosed property of $3,724,000, and reversals of unrealized depreciation associated with foreclosed properties that were sold of $18,000. The 2008 activity resulted from net unrealized appreciation on foreclosed property of $8,351,000 and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $5,230,000, partially offset by net unrealized depreciation on loans of $3,875,000, net depreciation on Medallion Bank and other controlled subsidiaries of $2,419,000, net unrealized depreciation on equity investments of $2,305,000, and by net reversals of unrealized appreciation associated with foreclosed properties that were sold of $1,078,000. The net appreciation or depreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $4,000,000 in 2009 and $6,000,000 in 2008, and also in 2009 includes depreciation of $6,965,000 related to the writeoffs of the SPAC investments.

Our net realized losses on investments were $4,135,000 in 2009, compared to $3,746,000 in 2008, reflecting increased losses of $389,000 in 2009. The 2009 activity reflected the reversals described in the unrealized paragraph above and net direct charge offs of $148,000, partially offset by net direct gains on the sale of foreclosed properties of $18,000. The 2008 activity reflected the reversals described above and net direct charge offs of $50,000 and net direct losses on foreclosed properties of $14,000, partially offset by net direct gains on sales of equity and other investments of $470,000.

Our net realized/unrealized losses on investments were $7,158,000 in 2009, compared to gains of $158,000 in 2008, an increase of $7,316,000 of net losses in 2009, reflecting the above.

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

Medallion loans were $402,964,000 at year end, down $95,919,000 or 19% from $498,883,000 a year ago, representing 70% of the investment portfolio compared to 76% a year ago, and were yielding 6.42% compared to 7.13% a year ago, a decrease of 10%, reflecting the declining interest rate environment. The decrease in outstandings primarily reflected an increase in loan participations sold and certain fleet repayments, partially offset by portfolio growth. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $591,413,000 at year end, up $472,000 from $590,941,000 a year ago. The commercial loan portfolio was $89,611,000 at year end, compared to $91,782,000 a year ago, a decrease of $2,171,000 or 2%, and represented 16% of the investment portfolio, compared to 14% a year ago. The decrease primarily reflected reductions in the asset-based and other secured commercial lending portfolios, partially offset by growth in the high-yield mezzanine loan portfolio. Commercial loans yielded 11.97% at year end, down 1% from 12.12% a year ago, reflecting the market rate decreases. The net managed commercial portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $167,576,000 at year end, up $593,000 from $166,983,000 a year ago, primarily reflecting growth in the high-yield mezzanine loan portfolio, partially offset by the net decrease in third party loan participations purchased. Investments in Medallion Bank and other controlled subsidiaries were $74,750,000 at year end, up $17,249,000 or 30% from $57,501,000 a year ago, primarily reflecting the increase in investments in the SPAC and Medallion Bank, and our equity in the earnings of Medallion Bank, and which represented 13% of the investment portfolio compared to 9% a year ago, and which yielded 8.22% at year end, compared to 13.64% a year ago. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $3,272,000 at year end, down $1,608,000 or 33% from $4,880,000 a year ago, primarily reflecting portfolio depreciation, partially offset by increased equity purchases, and represented 1% of the investment portfolio at both year ends, and had a dividend yield of 4.33%, compared to 4.70% a year ago. Investment securities were zero at both year ends. See page 33 for a table that shows balances and yields by type of investment.

Interest expense was $23,711,000 in 2008, down $6,993,000 or 23% from $30,704,000 in 2007. The decrease in interest expense was primarily due to the decreased cost of borrowed funds. The cost of borrowed funds was 4.92% in 2008, compared to 6.24% a year ago, a decrease of 21%, reflecting the peak in rates during 2007, and their subsequent decline as the Fed lowered interest rates, and that impact on the adjustable rate nature of much of our borrowings. Average debt outstanding was $482,007,000 in 2008, compared to $492,022,000 a year ago, a decrease of 2%, reflecting changes in the levels of borrowings used to fund portfolio investments. See page 40 for a table which shows average balances and cost of funds for our funding sources.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $88,250,000 with a weighted average interest rate of 6.09%, constituting 23% of our total indebtedness as of December 31, 2009. Also, as of December 31, 2009, portions of the adjustable rate debt with banks repriced at intervals of as long as 34 months, and certain of the certificates of deposit were for terms of up to 35 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at December 31, 2009, compared to the respective positions at the end of 2008 and 2007. The principal amount of interest earning assets is assigned to the time frame in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

	December 31, 2009 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$12,087	$—	$—	$—	$—	$—	$—	$12,087
Adjustable rate	30,208	27,129	7,572	—	—	—	—	64,909
Fixed-rate	31,128	97,400	114,983	48,344	22,426	8,367	4,468	327,117
Cash	33,401	—	—	—	—	—	—	33,401

Total earning assets	$106,824	$124,529	$122,555	$48,344	$22,426	$8,367	$4,468	$437,514

Interest bearing liabilities
Revolving lines of credit	$197,362	$—	$—	$—	$—	$—	$—	$197,362
SBA debentures	—	17,985	13,500	19,450	13,500	9,250	14,565	88,250
Notes payable to banks	38,798	16,579	8,533	—	—	—	—	63,910
Preferred securities	—	—	33,000	—	—	—	—	33,000

Total liabilities	$236,160	$34,564	$55,033	$19,450	$13,500	$9,250	$14,565	$382,522

Interest rate gap	($129,336)	$89,965	$67,522	$28,894	$8,926	($883)	($10,097)	$54,992

Cumulative interest rate gap (2)	($129,336)	($39,371)	$28,151	$57,045	$65,972	$65,089	$54,992	—

December 31, 2008 (2)	($240,998)	($171,785)	$48,841	$57,488	$81,687	$76,954	$66,863	—
December 31, 2007 (2)	($278,252)	($185,966)	($21,721)	$77,901	$108,459	$96,540	$87,305	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (30%), (46%), and (44%), as of December 31, 2009, 2008, and 2007, and was (25%), (34%), and (34%), on a combined basis with Medallion Bank.

(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($34,286) or (8%) for December 31, 2009, compared to ($107,671) or (20%) and ($127,292) or (20%) for December 31, 2008 and 2007, respectively, and was ($85,130) or (9%), ($155,873) or (16%), and ($156,202) or (16%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $437,514,000 and interest rate sensitive liabilities were $382,522,000 at December 31, 2009. The one-year cumulative interest rate gap was a negative $129,336,000 or 30% of interest rate sensitive assets, compared to a negative $240,998,000 or 46% at December 31, 2008 and $278,252,000 or 44% at December 31, 2007. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $34,286,000 or 8% at December 31, 2009. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $897,963,000 and interest rate sensitive liabilities were $754,241,000 at December 31, 2009. The one-year cumulative interest rate gap was a negative $225,251,000 or 25% of interest rate sensitive assets, compared to a negative $326,687,000 or 34% and $333,855,000 or 34% at December 31, 2008 and 2007. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $85,130,000 or 9% at December 31, 2009.

Interest Rate Cap Agreements

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. During 2009, the Company entered into contracts to purchase interest rate caps on $252,000,000 notional value of principal from various multinational banks, of which $202,000,000 are active with termination dates ranging to June, 2011. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. The caps were fully expensed in 2009 and are carried at $0 on the balance sheet, and $171,000 was recorded in interest expense for the year ended December 31, 2009. The Company had no interest rate cap agreements or other derivative instruments outstanding during 2008 and 2007.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank, Citibank, and Sterling Bank, unfunded commitments from the SBA for long-term debentures that are issued to or guaranteed by the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $200,000,000 revolving line of credit with DZ Bank had $16,610,000 of availability. Trust II’s $35,000,000 line with Citibank had availability of $21,027,000 as of December 31, 2009, which after commitment reductions in January and February 2010 was fully paid off in March 2010. Medallion Capital had $8,500,000 of additional funding commitments with the SBA, which requires capital contributions from us of up to $4,250,000. Since SBA financing subjects its recipients to certain regulations, we will seek funding at the subsidiary level to maximize its benefits. Lastly, $8,957,000 was available under revolving credit agreements with commercial banks, and approximately $242,000 was available under our margin loans.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $135,500,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $30,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at December 31, 2009. See note 4 to the consolidated financial statements on page F-18 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$197,362	52%	1.32%
SBA debentures	88,250	23	6.09
Notes payable to banks	63,910	17	4.48
Preferred securities	33,000	8	7.68

Total outstanding debt	$382,522	100%	3.50

Deposits at Medallion Bank	371,719	—	1.85%

Total outstanding debt, including Medallion Bank	$754,241	—	2.69

(1)	Weighted average contractual rate as of December 31, 2009.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at December 31, 2009.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 - 2 years	2 - 3 years	3 - 4 years	4 - 5 years	More than 5 years	Total
Revolving lines of credit	$13,972	$—	$—	$183,390	$—	$—	$197,362
SBA debentures	—	17,985	13,500	19,450	13,500	23,815	88,250
Notes payable to banks	19,700	35,813	8,397	—	—	—	63,910
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$33,672	$53,798	$21,897	$202,840	$13,500	$56,815	$382,522

Deposits at Medallion Bank	260,069	95,636	16,014	—	—	—	371,719

Total, including Medallion Bank	$293,741	$149,434	$37,911	$202,840	$13,500	$56,815	$754,241

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of December 31, 2009 by approximately $1,149,000 on an annualized basis, compared to a negative impact of $1,702,000 at December 31, 2008, and the impact of such an immediate increase of 1% over a one year period would have been ($1,943,000) at December 31, 2009, compared to ($2,831,000) for December 31, 2008. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2009. See note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	UTAH	Total	12/31/2008
Cash	$9,680	$4,959	$4,920	$2,200	$11,642	$—	$33,401	$32,075
Bank loans	37,572	35,295	—	—	—	—	72,867	28,000
Amounts undisbursed	2,100	6,857	—	—	—	—	8,957	13,000
Amounts outstanding	35,472	28,438	—	—	—	—	63,910	26,542
Average interest rate	4.09%	4.97%	—	—	—	—	4.48%	4.47%
Maturity	5/10-7/12	5/10-11/12	—	—	—	—	5/10-11/12	7/09-7/11
Preferred securities	33,000	—	—	—	—	—	33,000	33,000
Average interest rate	7.68%	—	—	—	—	—	7.68%	7.68%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit (1)	—	235,000	—	—	—	—	235,000	425,000
Amounts undisbursed	—	37,638	—	—	—	—	37,638	110,142
Amounts outstanding	—	197,362	—	—	—	—	197,362	314,858
Average interest rate	—	1.32%	—	—	—	—	1.32%	3.28%
Maturity	—	5/10-12/13	—	—	—	—	5/10-12/13	11/09-12/13
Margin loan	—	—	—	—	—	—	—	—
Average interest rate	—%	—	—	—	—	—	—%	—%
Maturity	N/A	—	—	—	—	—	N/A	N/A
SBA debentures	—	—	46,750	—	50,000	—	96,750	96,750
Amounts undisbursed	—	—	8,500	—	—	—	8,500	8,500
Amounts outstanding	—	—	38,250	—	50,000	—	88,250	88,250
Average interest rate	—	—	6.10%	—	6.09%	—	6.09%	6.10%
Maturity	—	—	9/11-9/18	—	9/11-3/19	—	9/11-3/19	9/11-3/19

Total cash and amounts remaining undisbursed under credit facilities	$11,780	$49,454	$13,420	$2,200	$11,642	$—	$88,496	$163,717

Total debt outstanding	$68,472	$225,800	$38,250	$—	$50,000	$—	$382,522	$462,650

Including Medallion Bank
Cash	—	—	—	—	—	$13,340	$13,340	$9,401
Certificates of deposit	—	—	—	—	—	371,719	371,719	366,408
Average interest rate	—	—	—	—	—	1.85%	1.85%	3.85%
Maturity	—	—	—	—	—	1/10-12/12	1/10-12/12	1/09-11/11

Total cash and amounts remaining undisbursed under credit facilities	$11,780	$49,454	$13,420	$2,200	$11,642	$13,340	$101,836	$173,107

Total debt outstanding	$68,472	$225,800	$38,250	$—	$50,000	$371,719	$754,241	$829,058

(1)	In November 2009, Citibank extended the line of credit to May 2010 at a reduced commitment amount of $35,000,000 and higher borrowing costs of 250 bps over the commercial paper rate, compared to 90 bps previously. The line was paid off in March 2010.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

Based on current market conditions, we believe Citibank may not extend the credit facility beyond its current maturity date in May 2010, and as a result, it was paid in full in March 2010. We have available liquidity of $16,610,000 under our revolving credit agreement with DZ Bank as of December 31, 2009. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, including sources of liquidity to repay our borrowings under the Citibank facility; however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements” (FASB ASU 2010-06). FASB ASU 2010-06 amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, and requires new disclosures related to the transfers in and out of Level 1 and 2, as well as requiring that a reporting entity present separately information about purchases, sales, issuances, and settlements rather than as one net number. Additionally, FASB ASU 2010-06 amends Subtopic 820-10 by clarifying existing disclosures related to level of disaggregation as well as disclosures about inputs and valuation techniques. FASB ASU 2010-06 is effective for reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, these disclosures are effective for reporting periods beginning after December 15, 2010. The Company does not expect adoption of FASB ASU 2010-06 to have an impact on its financial condition or results of operations.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Consolidation (Topic 810), Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification” (FASB ASU 2010-02). FASB ASU 2010-02 amends Subtopic 810-10, Consolidation - Overall, and related guidance within US GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to a subsidiary or group of assets that is a business activity, a subsidiary that is a business activity that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business activity for a noncontrolling interest in an entity. FASB ASU 2010-02 also clarifies certain situations which do not constitute a decrease in ownership as it relates to Subtopic 810-10. FASB ASU 2010-02 is effective for reporting periods ending on or after December 15, 2009. The Company has adopted the provisions of ASU 2010-02 and the adoption has not had an impact on its financial condition or results of operations.

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

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value” (FASB ASU 2009-05). FASB ASU 2009-05 provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, clarifies the techniques a reporting entity should use in valuing a liability in circumstances where a quoted price in an active market for an identical liability is not available, as well as clarifying that the requirements needed for Level 1 fair value measurements when the quoted price of an identical liability is utilized. FASB ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company has adopted the provisions of FASB ASU 2009-05 and the adoption has not had a material impact on its financial condition or results of operations.

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

In April 2009, the FASB issued an update to ASC Topic 805, “Business Combinations.” The update amends and clarifies ASC Topic 805 to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement, and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The update is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted this update which has not had a material impact on its financial condition or results of operations.

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of December 31, 2009 by approximately $1,149,000 on an annualized basis, compared to a negative impact of $1,702,000 at December 31, 2008, and the impact of such an immediate increase of 1% over a one year period would have been ($1,943,000) at December 31, 2009, compared to ($2,831,000) for December 31, 2008. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15 (A) (1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report. As a result of this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2009 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2009 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited Medallion Financial Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company including the consolidated schedule of investments, as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2009, and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

Weiser LLP
New York, New York
March 12, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2010 for its fiscal year 2010 Annual Meeting of Shareholders under the captions “Our Directors and Executive Officers” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2010 for our fiscal year 2010 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2010 for our fiscal year 2010 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2010 for our fiscal year 2010 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2010 for our fiscal year 2010 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	1. FINANCIAL STATEMENTS

The consolidated financial statements of Medallion Financial Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1.

3. EXHIBITS

Number	Description

3.1(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 2(a) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

3.1(b)	Amendment to Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 814-00188) and incorporated by reference herein.

3.2	Restated By-Laws. Filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.1	Fifth Amended and Restated Promissory Note, dated June 27, 2008, by Taxi Medallion Loan Trust I, in favor of Merrill Lynch Commercial Finance Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on July 1, 2008 (File No. 814-00188) and incorporated by reference herein.

4.2	Amended and Restated Revolving Secured Line of Credit Promissory Note, dated March 6, 2006, by Medallion Funding Corp., in favor of Atlantic Bank of New York. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 814-00188) and incorporated by reference herein.

4.3	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated August 1, 2006, by Medallion Funding Corp., in favor of Atlantic Bank of New York. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2006 (File No. 814-00188) and incorporated by reference herein.

4.4	Amendment No. 2 to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated January 16, 2007, by Medallion Funding Corp., in favor of New York Commercial Bank, formerly known as Atlantic Bank of New York. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 17, 2007 (File No. 814-00188) and incorporated by reference herein.

4.5	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated March 22, 2007, by Medallion Funding Corp., in favor of Atlantic Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 18, 2007 (File No. 814-00188) and incorporated by reference herein.

4.6	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated as of July 26, 2007, by Medallion Funding Corp., in favor of Atlantic Bank. Filed as Exhibit 4.2 to the Current Report on Form 8-K filed on August 3, 2007 (File No. 814-00188) and incorporated by reference herein.

4.7	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated as of September 26, 2007, by Medallion Funding Corp., in favor of Atlantic Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2007 (File No. 814-00188) and incorporated by reference herein.

4.8	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated as of July 15, 2008, by Medallion Funding Corp., in favor of New York Commercial Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on July 22, 2008 (File No. 814-00188) and incorporated by reference herein.

4.9	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated as of December 12, 2008, by Medallion Funding Corp., in favor of New York Commercial Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

4.10	Amendment to Revolving Secured Line of Credit Promissory Note, dated as of July 28, 2009, by Medallion Funding Corp., in favor of New York Commercial Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on
July 31, 2009 (File No. 814-00188) and incorporated by reference herein.

4.11	Substitute Revolving Credit Note, dated as of September 30, 2009, by Medallion Financial Corp., in favor of Sterling National Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on October 1, 2009 (File No. 814-00188) and incorporated by reference herein.

4.12	Amended and Restated Promissory Note, dated November 29, 2007, by Taxi Medallion Loan Trust II, in favor of Citicorp North America, Inc. (the “Managing Agent”) for the benefit of the lenders in the Managing Agent’s related lender group. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2007 (File No. 814-00188) and incorporated by reference herein.

4.13	Fixed/Floating Rate Junior Subordinated Note, dated June 7, 2007, by Medallion Financial Corp., in favor of Medallion Financing Trust I. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

4.14	Master Note, dated September 19, 2007, by Medallion Funding Corp., in favor of Citibank, N.A. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 21, 2007 (File No. 814-00188) and incorporated by reference herein.

10.1	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated
May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.3	Employment Agreement, dated August 3, 2006, by and between Medallion Financial Corp. and Michael Kowalsky. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.4	Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 814-00188) and incorporated by reference herein.*

10.5	Medallion Financial Corp. Amended and Restated 1996 Non-Employee Directors Stock Option Plan. Filed as Exhibit A to the Company’s Request Form on Amendment and the Order by the Commission approving the plan as of April 3, 2000 (File No. 812-11800) and incorporated by reference herein.*

10.6	2006 Employee Stock Option Plan. Filed as Exhibit II to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.7	2006 Non-Employee Director Stock Option Plan. Filed as Exhibit I to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.8	Non-Employee Director Compensation Summary Sheet. Filed herewith.*

10.9	Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 814-00188) and incorporated by reference herein.

10.10	First Amendment of Lease, dated September 6, 2005, by and between Medallion Financial Corp. and Sage Realty Corporation. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2005 (File No. 814-00188) and incorporated by reference herein.

10.11	Amended and Restated Loan and Security Agreement dated as of September 13, 2003, by and among Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 814-00188) and incorporated by reference herein.

10.12	Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated August 12, 2004, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 814-00188) and incorporated by reference herein.

10.13	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated January 7, 2005, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 11, 2005 (File No. 814-00188) and incorporated by reference herein.

10.14	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated January 9, 2006, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 11, 2006 (File No. 814-00188) and incorporated by reference herein.

10.15	Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated September 5, 2006, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2006 (File No. 814-00188) and incorporated by reference herein.

10.16	Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated December 19, 2006, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.17	Amendment No. 7 to Amended and Restated Loan and Security Agreement, dated June 19, 2008, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 23, 2008 (File No. 814-00188) and incorporated by reference herein.

10.18	Second Omnibus Amendment and Agreement, dated June 27, 2008, by and between Taxi Medallion Loan Trust I and Merrill Lynch Commercial Finance Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 1, 2008 (File No. 814-00188) and incorporated by reference herein.

10.19	Loan and Sale Contribution Agreement, dated as of September 13, 2002, between Medallion Financial Corp. and Taxi Medallion Loan Trust I. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.20	Loan Sale and Exchange Agreement, dated as of September 13, 2002, between Medallion Financial Corp. and Medallion Funding Corp. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 18, 2002 (File No.
814-00188) and incorporated by reference herein.

10.21	Servicing Agreement, by and among Taxi Medallion Loan Trust I, Medallion Funding Corp., and Merrill Lynch Bank USA, dated as of September 13, 2002. Filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.22	Amendment to Servicing Agreement, by and among Taxi Medallion Loan Trust I, Medallion Funding Corp. and Merrill Lynch Commercial Finance Corp. as successor in interest to Merrill Lynch Bank USA, dated as of September 12, 2003. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 814-00188) and incorporated by reference herein.

10.22	Amendment No. 2 to Servicing Agreement, by and among Taxi Medallion Loan Trust I, Medallion Funding Corp., and Merrill Lynch Commercial Finance Corp. as successor in interest to Merrill Lynch Bank USA, dated as of September 1, 2004. Filed as Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 814-00188) and incorporated by reference herein.

10.23	Custodial Agreement, dated as of September 13, 2002, among the lenders thereto, Taxi Medallion Loan Trust I, Medallion Funding Corp., and Wells Fargo Bank Minnesota, N.A. Filed as Exhibit 10.8 to the Current Report on Form
8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.24	Amended and Restated Trust Agreement, dated as of September 13, 2002, by and between Medallion Funding Corp. and Wachovia Trust Company, N.A. Filed as Exhibit 10.9 to the Current Report on Form 8-K filed on September 18, 2002 (File No. 814-00188) and incorporated by reference herein.

10.25	Loan and Security Agreement, dated April 26, 2004, by and between Medallion Financial Corp. and Sterling National Bank. Filed herewith. Filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 814-00188) and incorporated by reference herein.

10.26	First Amendment to Loan and Security Agreement, dated as of July 28, 2005, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 814-00188) and incorporated by reference herein.

10.27	Second Amendment to Loan and Security Agreement, dated August 14, 2006, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2006 (File No. 814-00188) and incorporated by reference herein.

10.28	Third Amendment to Loan and Security Agreement, dated July 31, 2007, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2007 (File No.
814-00188) and incorporated by reference herein.

10.29	Fourth Amendment to Loan and Security Agreement, dated December 31, 2008, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 3, 2008 (File No. 814-00188) and incorporated by reference herein.

10.30	Fifth Amendment to Loan and Security Agreement, dated August 28, 2008, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 29, 2008 (File No. 814-00188) and incorporated by reference herein.

10.31	Sixth Amendment to Loan and Security Agreement, dated January 12, 2009, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 14, 2009 (File No. 814-00188) and incorporated by reference herein.

10.32	Seventh Amendment to Loan and Security Agreement, dated February 2, 2009, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2009 (File No. 814-00188) and incorporated by reference herein.

10.33	Eighth Amendment to Loan and Security Agreement, dated July 8, 2009, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2009 (File No.
814-00188) and incorporated by reference herein.

10.34	Ninth Amendment to Loan and Security Agreement, dated September 30, 2009, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2009 (File No. 814-00188) and incorporated by reference herein.

10.35	Tenth Amendment to Loan and Security Agreement, dated as of February 26, 2010, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on March 4, 2010 (File No. 814-00188) and incorporated by reference herein.

10.36	Commitment Letter, dated March 1, 2006, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on March 8, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 814-00188) and incorporated by reference herein.

10.37	Commitment Letter, dated September 20, 2006, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on October 10, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2006 (File No. 814-00188) and incorporated by reference herein.

10.38	Loan and Security Agreement, dated as of December 19, 2006, among Taxi Medallion Loan Trust II, the persons from time to time party thereto as Conduit Lenders, the financial institutions from time to time party thereto as Committed Lenders, the financial institutions from time to time party thereto as Managing Agents, and Citicorp North America, Inc., as Administrative Agent. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.39	Amendment No. 1 to Loan and Security Agreement, dated as of November 29, 2007, among Taxi Medallion Loan Trust II, the persons from time to time party thereto as Conduit Lenders, the financial institutions from time to time party thereto as Committed Lenders, the financial institutions from time to time party thereto as Managing Agents, and Citicorp North America, Inc., as Administrative Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 4, 2007 (File No. 814-00188) and incorporated by reference herein.

10.40	Amendment No. 2 to Loan and Security Agreement, dated as of November 26, 2008, among Taxi Medallion Loan Trust II, the persons from time to time party thereto as Conduit Lenders, the financial institutions from time to time party thereto as Committed Lenders, the financial institutions from time to time party thereto as Managing Agents, and Citicorp North America, Inc., as Administrative Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 2, 2008 (File No. 814-00188) and incorporated by reference herein.

10.41	Amendment No. 3, dated as of November 25, 2009, among Taxi Medallion Loan Trust II, Medallion Funding Corp., the persons from time to time party thereto as Conduit Lenders, the financial institutions from time to time party thereto as Committed Lenders, the financial institutions from time to time party thereto as Managing Agents, and Citicorp North America, Inc., as Administrative Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2009 (File No. 814-00188) and incorporated by reference herein.

10.42	Servicing Agreement, dated as of December 19, 2006, among Medallion Funding Corp., Taxi Medallion Loan Trust II, and Citicorp North America, Inc. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.43	Loan Sale and Contribution Agreement, dated December 19, 2006, by and between Medallion Funding Corp. and Taxi Medallion Loan Trust II. Filed as Exhibit 10.4 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.44	Amended and Restated Trust Agreement, dated as of December 19, 2006, by and between Medallion Funding Corp. and U.S. Bank Trust, N.A. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on December 21, 2006 (File No. 814-00188) and incorporated by reference herein.

10.45	Reaffirmation Agreement, dated as of February 26, 2010, by and among Medallion Funding LLC, Taxi Medallion Loan Trust II, Citicorp North America, Inc., in its capacity as Administrative Agent, and Wells Fargo Bank, National Association. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 4, 2010 (File No. 814-00188) and incorporated by reference herein.

10.46	Junior Subordinated Indenture, dated as of June 7, 2007, between Medallion Financing Trust I and Wilmington Trust Company as trustee. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.47	Amended and Restated Trust Agreement, dated as of June 7, 2007, among Medallion Financial Corp. as depositor, Wilmington Trust Company as property trustee and Delaware trustee and the Administrative Trustees named therein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.48	Purchase Agreement, dated as of June 7, 2007, among Medallion Financial Corp., Medallion Financing Trust I, and Merrill Lynch International. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.49	Security Agreement, dated September 19, 2007, by Medallion Funding Corp., in favor of Citibank, N.A. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2007 (File No. 814-00188) and incorporated by reference herein.

10.50	Loan and Security Agreement, dated as of December 12, 2008, among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.51	Amendment No. 1 to Loan and Security Agreement, dated as of August 5, 2009, by and among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009 (File No. 814-00188) and incorporated by reference herein.

10.52	Servicing Agreement, dated as of December 12, 2008, by and among Taxi Medallion Loan Trust III, Medallion Funding Corp., and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.53	Loan Sale and Contribution Agreement, dated December 12, 2008, by and between Medallion Funding Corp. and Taxi Medallion Loan Trust III. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.54	Amended and Restated Trust Agreement, dated as of December 12, 2008, by and between Medallion Funding Corp. and U.S. Bank Trust, N.A. Filed as Exhibit 10.4 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.55	Limited Recourse Guaranty, dated as of December 12, 2008, by Medallion Funding Corp., in favor of Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.56	Performance Guaranty, dated as of December 12, 2008, by Medallion Financial Corp., in favor of Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.57	Reaffirmation Agreement, dated as of February 26, 2010, by and among Medallion Funding LLC, Taxi Medallion Loan Trust III, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, in its capacity as Agent, and Wells Fargo Bank, National Association. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 5, 2010 (File No. 814-00188) and incorporated by reference herein.

12.1	Computation of ratio of debt to equity. Filed herewith.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

23.1	Consent of Weiser LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. and Medallion Bank. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Certification of Alvin Murstein pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008. Filed herewith.

99.2	Certification of Larry D. Hall pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008. Filed herewith.

*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

IMPORTANT INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict, and many of which are beyond control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by, or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q, and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date: March 12, 2010

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alvin Murstein Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 12, 2010

/s/ Larry D. Hall Larry D. Hall	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010

/s/ Andrew M. Murstein Andrew M. Murstein	President and Director	March 12, 2010

/s/ Henry L. Aaron Henry L. Aaron	Director	March 12, 2010

/s/ Mario M. Cuomo Mario M. Cuomo	Director	March 12, 2010

/s/ Henry D. Jackson Henry D. Jackson	Director	March 12, 2010

/s/ Stanley Kreitman Stanley Kreitman	Director	March 12, 2010

/s/ Frederick A. Menowitz Frederick A. Menowitz	Director	March 12, 2010

/s/ David L. Rudnick David L. Rudnick	Director	March 12, 2010

/s/ Lowell P. Weicker, Jr. Lowell P. Weicker, Jr.	Director	March 12, 2010

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Medallion Financial Corp.

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2009 and the selected financial ratios and other data (see note 13) for each of the five years in the five-year period ended December 31, 2009. These consolidated financial statements and selected financial ratios and other data are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and selected financial ratios and other data based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and selected financial ratios and other data are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2009 and 2008. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and the selected financial ratios and other data referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of their operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2009 and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2009, in conformity with US generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Weiser LLP

New York, New York

March 12, 2010

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007
Interest income on investments	$36,072	$44,914	$44,176
Dividends and interest income on short-term investments (1)	4,151	6,378	6,312
Medallion lease income	1,180	992	905

Total investment income	41,403	52,284	51,393

Total interest expense(2)	16,876	23,711	30,704

Net interest income	24,527	28,573	20,689

Total noninterest income	3,383	3,837	2,444

Salaries and benefits	10,989	10,689	10,192
Professional fees	1,554	1,606	2,603
Occupancy expense	1,275	1,271	1,353
Other operating expenses(3)	5,912	3,754	3,687

Total operating expenses	19,730	17,320	17,835

Net investment income before income taxes(1) (4)	8,180	15,090	5,298
Income tax (provision) benefit	—	—	—

Net investment income after income taxes	8,180	15,090	5,298

Net realized gains (losses) on investments	(4,135)	(3,746)	14,172

Net change in unrealized appreciation (depreciation) on investments	2,648	6,323	(6,326)
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries	(5,671)	(2,419)	2,292

Net unrealized appreciation (depreciation) on investments	(3,023)	3,904	(4,034)

Net realized/unrealized gains (losses) on investments	(7,158)	158	10,138

Net increase in net assets resulting from operations	$1,022	$15,248	$15,436

Net increase in net assets resulting from operations per common share
Basic	$0.06	$0.87	$0.88
Diluted	$0.06	$0.86	$0.87

Dividends declared per share	$0.72	$0.76	$0.76

Weighted average common shares outstanding
Basic	17,569,688	17,520,966	17,480,523
Diluted	17,691,437	17,722,575	17,786,310

(1)	Includes $4,000, $6,000, and $5,750 of dividend income in 2009, 2008, and 2007 from Medallion Bank.

(2)	Average borrowings outstanding were $418,803, $482,007, and $492,022, and the related average borrowing costs were 4.03%, 4.92%, and 6.24% for the years ended December 31, 2009, 2008, and 2007.

(3)	Includes $1,622,000 of costs related to the winding up of operations of the SPAC’s. See notes 10 and 12 for additional information.

(4)	Includes $2,871, $2,493, and $2,027 of net revenues received from Medallion Bank for the years ended December 31, 2009, 2008, and 2007 primarily for servicing fees, loan origination fees, and expense reimbursements. See notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31, 2009	December 31, 2008
Assets
Medallion loans, at fair value	$321,915	$402,964
Commercial loans, at fair value (1)	77,922	89,611
Investment in Medallion Bank and other controlled subsidiaries, at fair value	72,279	74,750
Equity investments, at fair value	3,017	3,272
Investment securities, at fair value	—	—

Net investments ($261,332 at December 31, 2009 and $347,517 at December 31, 2008 pledged as collateral under borrowing arrangements)	475,133	570,597
Cash and cash equivalents ($0 at December 31, 2009 and 2008 restricted as to use by lender)	33,401	32,075
Accrued interest receivable	1,661	2,149
Fixed assets, net	302	411
Goodwill, net	5,069	5,069
Other assets, net	39,608	36,404

Total assets	$555,174	$646,685

Liabilities
Accounts payable and accrued expenses (2)	$7,468	$7,074
Accrued interest payable	2,207	2,015
Funds borrowed	382,522	462,650

Total liabilities	392,197	471,739

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 18,990,119 shares at December 31, 2009 and 18,963,466 shares at December 31, 2008 issued)	190	190
Treasury stock at cost (1,414,242 shares at December 31, 2009 and 2008)	(13,012)	(13,012)
Capital in excess of par value	178,845	178,482
Accumulated undistributed net investment loss	(9,665)	(1,650)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	6,619	10,936

Total shareholders’ equity (net assets)	162,977	174,946

Total liabilities and shareholders’ equity	$555,174	$646,685

Number of common shares outstanding	17,575,877	17,549,224
Net asset value per share	$9.27	$9.97

(1)	Includes a $3,100 loan to an entity which is majority owned by one of our controlled subsidiaries.

(2)	Includes $1,622,000 of costs related to the winding up of operations of the SPAC’s. See notes 10 and 12 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007
Net investment income after income taxes	$8,180	$15,090	$5,298
Net realized gains (losses) on investments	(4,135)	(3,746)	14,172
Net unrealized appreciation (depreciation) on investments	(3,023)	3,904	(4,034)

Net increase in net assets resulting from operations	1,022	15,248	15,436

Investment income, net	(13,060)	(13,276)	(6,085)
Realized gain from investment transactions, net	(295)	(38)	(7,200)

Dividends and distributions to shareholders (1)	(13,355)	(13,314)	(13,285)

Stock options	364	663	971
Treasury stock acquired	—	(74)	(327)

Capital share transactions	364	589	644

Total increase (decrease) in net assets	(11,969)	2,523	2,795
Net assets at the beginning of the year	174,946	172,423	169,628

Net assets at the end of the year(2)	$162,977	$174,946	$172,423

Capital share activity
Common stock issued, beginning of year	18,963,466	18,902,416	18,799,766
Exercise of stock options	26,653	61,050	102,650

Common stock issued, end of year	18,990,119	18,963,466	18,902,416

Treasury stock, beginning of year	(1,414,242)	(1,406,551)	(1,373,351)
Treasury stock acquired	—	(7,691)	(33,200)

Treasury stock, end of year	(1,414,242)	(1,414,242)	(1,406,551)

Common stock outstanding	17,575,877	17,549,224	17,495,865

(1)	Dividends paid were $0.76, $0.76, and $0.76 per share for the years ended December 31, 2009, 2008, and 2007.

(2)	Includes $5,160, $1,360, and $2,739 of undistributed net investment income and $0, $0, and $0 of undistributed net realized gains on investments at December 31, 2009, 2008, and 2007.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,022	$15,248	$15,436
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	1,718	1,472	1,421
(Accretion) amortization of origination costs	(57)	363	495
Increase in net unrealized (appreciation) depreciation on investments	(2,648)	(6,323)	6,326
Increase in unrealized (appreciation) depreciation on Medallion Bank and other controlled subsidiaries	5,671	2,419	(2,292)
Net realized (gains) losses on investments	4,135	3,746	(14,172)
Stock-based compensation expense	234	310	323
(Increase) decrease in accrued interest receivable	488	300	(272)
Increase in other assets, net	(1,223)	(3,085)	(4,072)
Increase (decrease) in accounts payable and accrued expenses	394	2,870	(854)
Increase (decrease) in accrued interest payable	191	(72)	312

Net cash provided by operating activities	9,925	17,248	2,651

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(174,868)	(248,950)	(329,955)
Proceeds from principal receipts, sales, and maturities of investments	262,970	342,523	275,468
Investments in Medallion Bank and other controlled subsidiaries, net	(3,200)	(19,026)	(4,761)
Capital expenditures	(149)	(240)	(488)

Net cash provided by (used for) investing activities	84,753	74,307	(59,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	286,284	518,219	361,881
Repayments of funds borrowed	(366,411)	(609,118)	(308,777)
Issuance of SBA debentures	—	11,000	—
Issuance of Trust preferred securities	—	—	35,000
Proceeds from exercise of stock options	130	353	648
Payments of declared dividends	(13,355)	(13,314)	(13,285)
Purchase of treasury stock at cost	—	(74)	(327)

Net cash provided by (used for) financing activities	(93,352)	(92,934)	75,140

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,326	(1,379)	18,055
CASH and cash equivalents, beginning of year	32,075	33,454	15,399

CASH and cash equivalents, end of year	$33,401	$32,075	$33,454

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$15,225	$24,723	$29,435
Cash paid during the year for income taxes	—	—	—
Non-cash investing activities-net transfers to (from) other assets	480	(642)	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

We, Medallion Financial Corp. (the Company), are a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a business development company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding LLC (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans.

On March 26, 2009, the Company formed a new wholly-owned New York limited liability company subsidiary, Medallion Funding LLC. On February 26, 2010, Medallion Funding Corp. merged into Medallion Funding LLC and following the merger, Medallion Funding LLC was the surviving entity and the successor-in-interest to Medallion Funding Corp.’s business. There is no business or operational change resulting from this corporate restructuring. For federal and state tax purposes, Medallion Funding LLC will be treated as a disregarded entity. Medallion Funding LLC will not independently file any tax return, but will be subsumed in the tax return of the Company. Medallion Funding LLC will maintain its status as an SBIC and a RIC.

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

In December 2008, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $204,018,000 at December 31, 2009, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,170,000 at December 31, 2009, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

In December 2006, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust II (Trust II), for the purpose of owning medallion loans originated by MFC or others. Trust II is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust II, will be entitled to be satisfied out of Trust II’s assets prior to any value in Trust II becoming available to Trust II’s equity holders. The assets of Trust II, aggregating $34,407,000 at December 31, 2009, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust II. Trust II’s loans are serviced by MFC.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of loans receivable, loans held for sale, and investments, among other effects.

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

Fair Value of Assets and Liabilities

The Company follows FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, (FASB ASC 820), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entities own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. See also Notes 2, 15, and 16 to the consolidated financial statements.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 16% and 14% of the investment portfolio at December 31, 2009 and 2008, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $1,212,000 and $1,543,000 at December 31, 2009 and 2008, and non-marketable securities of $1,805,000 and $1,729,000 in the comparable periods. The $72,279,000 and $74,750,000 related to portfolio investments in controlled subsidiaries at December 31, 2009 and 2008 were all non-marketable in each period. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 68% and 70% of the Company’s investment portfolio at December 31, 2009 and 2008 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 76% were in New York City at December 31, 2009 and 2008. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (16% at December 31, 2009 and 2008) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, wholesaling, administrative and support services, accommodation and food services, and various other industries. Approximately 25% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 15%, 1%, and 0% at December 31, 2009 and 13%, 1%, and 0% at December 31, 2008.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 57% at December 31, 2009 and 2008 (75% and 74% in New York City), commercial loans were 18% and 19%, and 22% and 20% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, and trailers. Investment securities were 2% at December 31, 2009 and 2008, and equity investments (including investments in controlled subsidiaries) were 1% and 2%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2009, net loan origination fees were $41,000, and at December 31, 2008, net origination costs were $252,000. Net amortization income (expense) for the years ended December 31, 2009, 2008, and 2007 was $57,000, ($363,000), and ($495,000).

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At December 31, 2009 and 2008, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2009, 2008, and 2007.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At December 31, 2009, 2008, and 2007, total non-accrual loans were $19,784,000, $17,939,000, and $21,968,000, and represented 5%, 4%, and 4% of the gross medallion and commercial loan portfolio at each year end. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $7,114,000, $4,172,000, and $6,856,000 as of December 31, 2009, 2008, and 2007, of which $3,207,000, $1,749,000, and $2,892,000 would have been recognized in the years ended December 31, 2009, 2008, and 2007.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company was $321,875,000 and $268,028,000 at December 31, 2009 and 2008, and included $229,810,000 and $204,055,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of December 31, 2009 and 2008.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments was $6,619,000, $10,936,000, and $4,614,000 as of December 31, 2009, 2008, and 2007. Our investment in Medallion Bank, a wholly owned portfolio investment, is a also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See note 3 for the presentation of financial information for Medallion Bank.

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the years ended December 31, 2009, 2008, and 2007.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2006	($3,056)	$2,113	$947	$4
Net change in unrealized
Appreciation on investments	—	2,127	8,245	10,372
Depreciation on investments	(4,246)	(133)	(159)	(4,538)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	(1,361)	(571)	(1,932)
Losses on investments	833	—	—	833
Other	—	(4)	(121)	(125)

Balance December 31, 2007	(6,469)	2,742	8,341	4,614
Net change in unrealized
Appreciation on investments	—	(1,995)	8,183	6,188
Depreciation on investments	(4,076)	(110)	168	(4,018)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(1,400)	(1,400)
Losses on investments	5,230	—	322	5,552
Other	200	(200)	—	—

Balance December 31, 2008	(5,115)	437	15,614	10,936
Net change in unrealized
Appreciation on investments	—	(333)	4,242	3,909
Depreciation on investments (1)	(3,507)	(8,205)	(519)	(12,231)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(900)	(900)
Losses on investments	3,986	—	919	4,905
Other	400	—	(400)	—

Balance December 31, 2009	($4,236)	($8,101)	$18,956	$6,619

(1)	Includes unrealized depreciation of $7,720 for the year ended December 31, 2009, related to investments in SPAC and SPAC 2. See note 10 for additional information on these investments.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolios for the years ended December 31, 2009, 2008, and 2007.

(Dollars in thousands)	2009	2008	2007
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($333)	($1,994)	$2,127
Unrealized depreciation (1)	(4,747)	(4,186)	(4,379)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries	(5,671)	(2,419)	2,292
Realized gains	—	—	(11,647)
Realized losses	3,986	5,230	833
Unrealized gains on foreclosed properties	3,742	7,273	6,740

Total	($3,023)	$3,904	($4,034)

Net realized gains (losses) on investments
Realized gains	$—	$—	$2,914
Realized losses	(3,986)	(5,230)	(833)
Other gains	—	470	10,732
Direct recoveries (charge-offs)	(148)	(50)	23
Realized gains (losses) on foreclosed properties	(1)	1,064	1,336

Total	($4,135)	($3,746)	$14,172

(1)	Includes unrealized depreciation of $759 for the year ended December 31, 2009, related to the $759 investment in SPAC 2, which is carried in other assets on the consolidated balance sheet.

Goodwill

Effective January 1, 2002, coincident with the adoption of FASB ASC Topic 350, “Intangibles – Goodwill and Other,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of December 31, 2009. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $258,000, $387,000, and $457,000 for the years ended December 31, 2009, 2008, and 2007.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $1,289,000, $1,085,000, and $964,000 for the years ended December 31, 2009, 2008, and 2007. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off, including $759,000 related to the investment in SPAC 2, which was fully reserved for in 2009. The amounts on the balance sheet for all of these purposes were $3,975,000 and $5,708,000 at December 31, 2009 and 2008.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2008 and 2007, and anticipates qualifying and filing as a RIC for 2009. As a result, no provisions for income taxes have been recorded for the years ended December 31, 2009, 2008, and 2007. State and local tax treatment follows the federal model.

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

The table below shows the calculation of basic and diluted EPS.

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Net increase in net assets resulting from operations available to common shareholders	$1,022	$15,248	$15,436

Weighted average common shares outstanding applicable to basic EPS	17,569,688	17,520,966	17,480,523
Effect of dilutive stock options	121,749	201,609	305,787

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,691,437	17,722,575	17,786,310

Basic earnings per share	$0.06	$0.87	$0.88
Diluted earnings per share	0.06	0.86	0.87

Potentially dilutive common shares excluded from the above calculations aggregated 1,061,602, 1,328,537, and 795,936 shares as of December 31, 2009, 2008, and 2007.

Dividends to Shareholders

The table below shows the tax character of distributions for tax reporting purposes.

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Dividends paid from
Investment income, net	$13,060	$13,276	$6,085
Realized gains from investment transactions, net	295	38	7,200

Total dividends	$13,355	$13,314	$13,285

Our ability to make dividend payments is restricted by SBA regulations and under the terms of the SBA debentures. As of December 31, 2009, the Company anticipates paying an estimated $5,160,000 of ordinary income dividends for tax purposes by September 15, 2010.

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

The Company elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During 2009, 2008, and 2007, the Company issued 68,667, 429,918, and 209,674 shares of stock-based compensation awards, and recognized $234,000, $310,000, and $323,000, or $0.01, $0.02, and $0.02 per diluted common share for each respective year, of non-cash stock-based compensation expense related to the option grants. As of December 31, 2009, the total remaining unrecognized compensation cost related to unvested stock options was $271,000, which is expected to be recognized over the next ten quarters (see note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. During 2009, the Company entered into contracts to purchase interest rate caps on $252,000,000 notional value of principal from various multinational banks, of which $202,000,000 are active with termination dates ranging to June, 2011. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. The caps were fully expensed in 2009 and are carried at $0 on the balance sheet, and $171,000 was recorded in interest expense for the year ended December 31, 2009. The Company had no interest rate cap agreements or other derivative instruments outstanding during 2008 and 2007.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of operations and other valuation adjustments on other controlled subsidiaries for the years ended December 31, 2009, 2008, and 2007.

(Dollars in thousands)	2009	2008	2007
Statement of operations
Investment income	$44,681	$41,373	$36,564
Interest expense	11,046	14,934	13,804

Net interest income	33,635	26,439	22,760
Noninterest income	429	468	337
Operating expenses	9,858	8,554	7,190

Net investment income before income taxes	24,206	18,353	15,907
Income tax provision	3,659	2,776	4,059

Net investment income after income taxes	20,547	15,577	11,848
Net realized/unrealized losses of Medallion Bank	(13,981)	(11,452)	(4,696)

Net increase in net assets resulting from operations of Medallion Bank	6,566	4,125	7,152
Unrealized depreciation on Medallion Bank (1)	(4,715)	(6,000)	(5,750)
Net realized/unrealized gains/(losses) of controlled subsidiaries other than Medallion Bank	(7,522)	(544)	890

Net increase (decrease) in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	($5,671)	($2,419)	$2,292

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of December 31, 2009 and 2008.

(Dollars in thousands)	2009	2008
Loans	$418,853	$396,103
Investment securities, at fair value	21,060	20,088

Net investments ($0 pledged as collateral under borrowing arrangements at December 31, 2009 and 2008) (1)	439,913	416,191
Cash ($0 at December 31, 2009 and 2008 restricted as to use by lender)	13,340	9,401
Other assets, net	11,935	9,802

Total assets	$465,188	$435,394

Other liabilities	$2,462	$1,227
Due to affiliates	630	235
Deposits and federal funds purchased, including accrued interest payable	373,228	370,164

Total liabilities	376,320	371,626
Medallion Bank equity (2)	88,868	63,768

Total liabilities and equity	$465,188	$435,394

Investment in other controlled subsidiaries	$4,280	$10,747
Total investment in Medallion Bank and other controlled subsidiaries	72,279	74,750

(1)	Included in Medallion Bank’s net investments is $528 and $856 for purchased loan premium and facility fees at December 31, 2009 and 2008.

(2)	Includes $21,499 in 2009 of preferred stock issued to the US Treasury under the Troubled Asset Relief Program (TARP).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2009 and 2008, the net premium on investment securities totaled $185,000 and $96,000, and $69,000, ($14,000), and $140,000 was (accreted) amortized to interest income for the years ended December 31, 2009, 2008, and 2007.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2009 and 2008, net loan origination costs were $5,553,000 and $5,826,000. Net amortization expense for the years ended December 31, 2009, 2008, and 2007 was $1,862,000, $2,182,000, and $1,156,000.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At December 31, 2009, $3,321,000 or 2% of consumer loans, $1,124,000 or 2% of commercial loans, and $0 or 0% of medallion loans were on nonaccrual, compared to $2,442,000 or 1% of consumer loans, $1,832,000 or 2% of commercial loans, and $0 or 0% of medallion loans on nonaccrual at December 31, 2008. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $160,000 in 2009, $141,000 in 2008, and $27,000 in 2007.

Medallion Bank’s loan and investment portfolios are assessed for collectability on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. The consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000 of which $290,000, $421,000, and $654,000 was amortized into interest income during 2009, 2008, and 2007. The premium amount on the balance sheet was $528,000 and $818,000 as of December 31, 2009 and 2008. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described previously in note 2.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.15% to 0.50%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2009 and 2008 was $670,000 and $988,000, and $1,069,000, $956,000, and $795,000 was amortized to interest expense during 2009, 2008, and 2007. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending December 31,						December 31, 2009	December 31, 2008	Interest Rate (1)
(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter
Deposits	$260,069	$95,636	$16,014	$—	$—	$—	$371,719	$366,408	1.85%

(1)	Weighted average contractual rate as of December 31, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, and that the Tier I Leverage Capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including an aggregate of $1,750,000 contributed in January 2009, and an aggregate of $10,750,000 and $6,800,000 contributed over various months in 2008 and 2007. Separately, Medallion Bank paid dividends to the Company of $3,000,000 in 2009, and $6,000,000 and $5,750,000 in 2008 and 2007. Without the capital infusions by the Company, a portion of the Medallion Bank dividends would have been retained to ensure Medallion Bank met its capital ratio requirements, and in such circumstance, if the Company maintained its dividends at the existing levels, a portion of those dividends would have represented a tax-free return of capital.

On February 27, 2009, Medallion Bank issued and sold, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP), (1) 11,800 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant, which was immediately exercised, to purchase up to 590 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, for an aggregate purchase price of approximately $11,800,000 in cash. On December 22, 2009, Medallion Bank issued and sold, and the US Treasury purchased under the CPP, (1) 9,698 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, and (2) a warrant, which was immediately exercised, to purchase up to 55 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D, for an aggregate purchase price of approximately $9,698,000 in cash. The liquidation preference of each Series is $1,000 per share.

The securities were sold in private placements exempt from SEC registration.

Non-cumulative dividends on the Series A and C shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, and the dividends on the Series B and D shares will accrue on the liquidation preference at a rate of 9% per annum, both, if, as, and when declared by Medallion Bank’s Board of Directors out of funds legally available thereof. The Preferred Shares have no maturity date and rank senior to Medallion Bank’s common stock (and pari passu with one another) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of Medallion Bank. Medallion Bank’s Articles of Amendments provide that, subject to the approval of the FDIC, the Preferred Shares are redeemable at the option of Medallion Bank at 100% of their liquidation preference plus declared and unpaid dividends, provided, however, that the Preferred Shares may be redeemed prior to February 27, 2012 and December 22, 2012, respectively, only if (i) Medallion Bank has raised aggregate gross proceeds in one or more Qualified Equity Offerings, as defined, of at least $3,097,500 and $2,438,250, respectively and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such offerings. The Series B shares cannot be redeemed until the Series A shares have been redeemed and the Series D shares cannot be redeemed until the Series A, B, and C shares have been redeemed.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the ARRA) was signed into law. The ARRA, among other things, directs the US Treasury to permit CPP participants to redeem the preferred stock issued under the CPP without first requiring a Qualified Equity Offering, upon consultation with the appropriate Federal banking agency.

The agreements between Medallion Bank and the US Treasury pursuant to which the Preferred Shares and the Warrants were sold contain limitations on the payment of common stock dividends to a quarterly rate of $1.00 per share or $1,000,000, and on Medallion Bank’s ability to repurchase its common stock, and subjects Medallion Bank and the Company to certain of the executive compensation limitations and requirements included in the Emergency Economic Stabilization Act of 2008 (the EESA). As a condition to the closing of the transactions, the Company and its senior executive officers have agreed to all terms and conditions.

The final rule promulgated pursuant to Section 111 of the EESA, as amended by the ARRA, prescribes certain standards for compensation and corporate governance for CPP participants (which the Company believes to include parent companies such as the Company), which include, among other things, (i) the repayment by the senior executive officers and the next twenty most highly compensated employees of any bonus, retention award, or incentive compensation if the payment was based on materially inaccurate financial information or other materially inaccurate performance metric criteria; (ii) the prohibition of any payment for departure from a CPP participant or change of control event of a CPP participant, other than a payment for services performed or benefits accrued, to the senior executive officers and the next five most highly compensated employees; (iii) the prohibition of the payment or accrual of any bonus, retention award, or incentive compensation to a CPP participant’s most highly compensated employee except through restricted stock with delayed vesting and subject to dollar limits; and (iv) the prohibition from providing tax gross-ups or other reimbursements for the payment of taxes to senior executive officers and the next twenty most highly compensated employees relating to severance payments, perquisites, or any other form of compensation. The final rule further requires (i) at least once every six months, the compensation committees of CPP participants to meet to discuss, evaluate, and review the CPP participant’s compensation plans and the risks these plans pose to the CPP participant and annually in the CPP participant’s proxy statement describe how such risks were limited and certify that the compensation committee has completed its reviews of the plans and provide such disclosures and certifications to the Treasury; (ii) CPP participants to disclose to the Treasury and their primary federal regulator on an annual basis, perquisites with a total value over $25,000 for any employee who is subject to the bonus prohibition; (iii) CPP participants to disclose to the Treasury and their primary federal regulator whether they have engaged a compensation consultant and indicate the types of services the compensation consultant or any of its affiliates has provided during the past three years, including any “benchmarking” or comparisons employed to identify certain percentile levels of compensation; (iv) CPP participants to adopt an excessive or luxury expenditures policy; (v) CPP participants to permit stockholders to vote on a non-binding resolution approving the institution’s compensation of executives; and (v) the principal executive officer and principal financial officer of CPP participants to annually certify compliance of the CPP participant with Section 111 of EESA and provide these certifications as an exhibit to the CPP participant’s annual report on Form 10-K and to the Treasury.

The following table represents Medallion Bank’s actual capital amounts and related ratios as of December 31, 2009 and 2008, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of December 31, 2009, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory		December 31, 2009	December 31, 2008
(Dollars in Thousands)	Minimum	Well-capitalized
Tier I capital	$—	$—	$88,811	$63,808
Total capital	—	—	94,455	69,105
Average assets	—	—	456,681	434,585
Risk-weighted assets	—	—	443,566	418,089
Leverage ratio (1)	4%	5%	19.5%	14.7%
Tier I capital ratio (2)	4	6	20.0	15.2
Total capital ratio (2)	8	10	21.3	16.5

(1)	Calculated by dividing Tier I capital by average assets.

(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending December 31,						December 31, 2009	December 31, 2008	Interest Rate (1)
(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter
Revolving lines of credit	$13,972	$—	$—	$183,390	$—	$—	$197,362	$314,858	1.32%
SBA debentures	—	17,985	13,500	19,450	13,500	23,815	88,250	88,250	6.09
Notes payable to banks	19,700	35,813	8,397	—	—	—	63,910	26,542	4.48
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.68

Total	$33,672	$53,798	$21,897	$202,840	$13,500	$56,815	$382,522	$462,650	3.50

(1)	Weighted average contractual rate as of December 31, 2009.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $183,390,000 was outstanding at December 31, 2009. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.23% at December 31, 2009) plus 0.75%, or 90 day LIBOR (0.25% at December 31, 2009) plus 0.50%; plus 0.95%.

In December 2006, and as renegotiated in December 2007, November 2008, and November 2009, Trust II entered into a revolving line of credit agreement with Citibank N.A., to provide up to $250,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (Citi line), of which $13,972,000 was outstanding at December 31, 2009. In November 2008, the line of credit was reduced to $225,000,000, and was further reduced to $35,000,000 in November 2009. Borrowings under Trust II’s revolving line of credit are collateralized by Trust II’s assets. MFC is the servicer of the loans owned by Trust II. The Citi line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The Citi line matures in May 2010, and was fully paid off in March 2010. The interest rate is a pooled short-term commercial paper rate, which approximates LIBOR (0.23% at December 31, 2009), plus 1.07% with a facility fee of 1.50% on the aggregate Citi line, and prior to November 2009 was plus 0.82% with a facility fee of 0.15% on the aggregate Citi line, and prior to November 2008 was plus 0.47% with a facility fee of 0.15%.

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

Based on current market conditions, we expect that Citibank may not extend the credit facility beyond its current maturity date in May 2010. We have available liquidity of $16,610,000 under our revolving credit agreement with DZ Bank as of December 31, 2009. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, including sources of liquidity to repay our borrowings under the Citibank line; however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis.

(B) SBA DEBENTURES

In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of December 31, 2009, $91,000,000 of commitments had been fully utilized, and $8,500,000 was available for borrowing.

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

(C) PREFERRED SECURITIES, NOTES PAYABLE TO BANKS, AND MARGIN LOANS

In August 2009, MFC entered into a note agreement with Alma Bank for $4,033,000. This agreement is collateralized by certain medallion loans owned by MFC of which $4,011,000 was outstanding at December 31, 2009. The note agreement bears a fixed rate of interest of 4.50% to August 2010, and thereafter a variable rate of interest of the greater of 4.50% or prime (3.25% at December 31, 2009) plus 0.25%. The note matures in June 2011. Principal and interest payments are made monthly in proportion to the payments received by MFC on the underlying medallion loan collateral.

In July 2009, MFC entered into a note agreement with State Bank of Long Island (SBLI) for $4,793,000. This agreement is collateralized by certain medallion loans owned by MFC of which $4,706,000 was outstanding at December 31, 2009. The note agreement bears a fixed rate of interest of 4.70% to July 2010, and thereafter a variable rate of interest of the greater of 4.70% or 360 day LIBOR (0.99% at December 31, 2009) plus 2.00%. The note matures in June 2011. Principal and interest payments are made monthly in proportion to the payments received by MFC on the underlying medallion loan collateral.

In March 2009, MFC entered into a note agreement with Modern Bank for $4,227,000. This agreement is collateralized by certain medallion loans owned by MFC of which $4,227,000 was outstanding at December 31, 2009. The note agreement bears a fixed rate of interest of 4.625% to March 2010, and thereafter a variable rate of interest of the greater of 4.625% or prime (3.25% at December 31, 2009) plus 1.375%, reset annually. The note matures in October 2011. Principal and interest payments are made monthly in proportion to the payments received by MFC on the underlying medallion loan collateral.

During 2009, MFC and the Company entered into five note agreements with Flushing Savings Bank for $5,919,000, $4,785,000, $7,319,000, $3,164,000, and $3,716,000. These agreements are collateralized by certain medallion loans owned by MFC and the Company of which $5,918,000, $4,785,000, $3,748,000, $3,121,000, and $3,690,000 were outstanding at December 31, 2009. These note agreements bear fixed rates of interest of 5.50%, 5.25%, 5.125%, 4.70% (until June 30, 2010, after which the rate will be the greater of 4.70% or prime plus 0.50%), and 4.75% (until November 10, 2010, after which the rate will be the greater of 4.75% or prime plus 0.25%, reset annually). The notes mature June 2011, October 2011, July 2012, various dates based on the maturities of the underlying medallion loan collateral (ranging from March 2010 to January 2012), and November 2012. Principal and interest payments are made monthly in proportion to the payments received by MFC and the Company on the underlying medallion loan collateral.

In April 2008, certain operating subsidiaries of MFC entered into an aggregate $1,800,000 of note agreements with SBLI. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,715,000 was outstanding at December 31, 2009. The note agreements bear interest at 5.50%, payable monthly. The notes mature May 1, 2011 and are guaranteed by both the Company and MFC. Principal and interest payments of $12,000 are due monthly, with the balance due at maturity.

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR plus 2.125%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At December 31, 2009, $33,000,000 was outstanding on the preferred securities. In December 2007, the Company was able to acquire $2,000,000 of the preferred securities for $1,300,000, realizing a gain of $700,000 in a transaction with a third party investor.

In March 2007, the Company entered into a margin loan agreement with Smith Barney, a subsidiary of Citicorp. The margin loan was secured by the pledge of short-term, high-quality investment securities held by the Company, and was generally available at 99% of the current fair market value of the securities. The margin loan bore interest at LIBOR (0.23% at December 31, 2009) plus 0.35%. As of December 31, 2009, $0 had been drawn down under this margin loan.

In December 2006, the Company entered into a margin loan agreement with Bear Stearns & Co. Inc. The margin loan was secured by the pledge of short-term, high-quality investment securities held by the Company, and was generally available at 99% of the current fair market value of the securities. The margin loan bore interest at LIBOR (0.23% at December 31, 2009) plus 0.50%. This line expired during 2008.

In December 2006, certain operating subsidiaries of MFC entered into an aggregate $966,000 of note agreements with New York Commercial Bank, which was increased by $756,000 in January 2007, by $2,250,000 in May 2007, and by $1,572,000 in May 2008 to an aggregate of $5,544,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $4,749,000 was outstanding at December 31, 2009. The note agreements bear interest at 5.50%, payable monthly. The notes mature May 14, 2011, and are guaranteed by both the Company and MFC. Principal and interest payments of $38,000 are due monthly, with the balance due at maturity.

In October 2006, certain operating subsidiaries of MFC entered into an aggregate $840,000 of note agreements with Metropolitan Bank of New York, which was increased by $2,250,000 in May 2007 and by $1,302,000 in June 2008, to an aggregate of $4,392,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $4,197,000 was outstanding at December 31, 2009. The note agreements bear interest at 5.75%, payable monthly. The notes mature July 1, 2011 and are guaranteed by MFC. Principal and interest payments of $33,000 are due monthly, with the balance due at maturity.

In January 2005, MFC entered into a $4,000,000 revolving note agreement with New York Commercial Bank, formerly known as Atlantic Bank of New York that matured on December 1, 2005, and which maturity was extended to May 1, 2010. On March 6, 2006, the line of credit was increased to $6,000,000, and was further increased to $8,000,000 in March 2007. The line is secured by medallion loans of MFC that are in process of being sold to the Trusts, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate (3.25% at December 31, 2009) plus 0.50% from July 2009, and prior to that was at the prime rate minus 0.25%, payable monthly. As of December 31, 2009, $1,143,000 had been drawn down under this line.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that was further extended to May 31, 2010 and was increased to $20,000,000. The line is secured by certain pledged assets of the Company, and is subject to periodic borrowing base requirements. Effective August 2006, the line bears interest, payable monthly, at LIBOR (0.23% at December 31, 2009) plus 2.0% with an unused fee of 0.25% as of September 30, 2009, and prior to that with no unused fee, and prior to that was at the prime rate, and was subject to an unused fee of 0.125%, and since February 2009, is subject to an interest rate floor of 3%. As of December 31, 2009, $17,900,000 had been drawn down under this line.

(D) COVENANT COMPLIANCE

In the normal course of business, the Company and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in loan restrictions. Certain of our debt agreements contain restrictions that require the Company to maintain certain financial ratios, including debt to equity and minimum net worth. In addition, the Company’s wholly-owned subsidiary Medallion Bank is subject to regulatory requirements related to the declaration of dividends (see note 3).

(5) STOCK OPTIONS

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At December 31, 2009, 217,067 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the 2006 Director Plan. At December 31, 2009, 10,000 shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

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

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At December 31, 2009, 1,475,932 shares of the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,084,562 shares were exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $0.91, $1.11, and $1.93 per share for the years ended December 31, 2009, 2008, and 2007. The following assumptions were used for the shares granted during 2009, 2008, and 2007.

	Year ended December 31,
	2009	2008	2007
Risk free interest rate	2.89%	3.00%	4.92%
Expected dividend yield	8.00	8.00	8.00
Expected life of option in years (1)	6.00	5.98	5.88
Expected volatility (2)	30.00	30.00	35.00

(1)	Expected life is calculated using the simplified method.

(2)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the years ended December 31, 2009, 2008, and 2007.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,456,530	$3.50-29.25	$10.82
Granted	209,674	10.76-11.24	11.11
Cancelled	(95,499)	8.51-13.06	11.78
Exercised (1)	(102,650)	3.87-8.51	6.30

Outstanding at December 31, 2007	1,468,055	3.50-29.25	11.12
Granted	429,918	7.79-9.99	9.16
Cancelled	(107,736)	6.50-29.25	20.33
Exercised (1)	(61,050)	3.87-7.03	5.79

Outstanding at December 31, 2008	1,729,187	3.50-18.75	10.25
Granted	68,667	7.49-7.62	7.57
Cancelled	(295,269)	7.68-18.75	16.68
Exercised (1)	(26,653)	3.50-5.51	4.87

Outstanding at December 31, 2009 (2)	1,475,932	$3.50-17.94	$8.93

Options exercisable at
December 31, 2007	1,206,190	$3.50-29.25	$11.13
December 31, 2008	1,169,585	3.50-29.25	9.70
December 31, 2009 (2)	1,084,562	3.50-17.94	8.84

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $45,000, $242,000, and $523,000 for 2009, 2008, and 2007.

(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2009 and the related exercise price of the underlying options, was $1,212,000 for outstanding options and $1,166,000 for exercisable options as of December 31, 2009.

The following table presents the activity for the unvested options outstanding under the plan for the year ended December 31, 2009.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2008	559,602	$7.79-13.06	$9.70
Granted	68,667	7.49-7.62	7.57
Cancelled	(1,343)	9.22-11.21	9.96
Vested	(235,556)	7.79-13.06	9.91

Outstanding at December 31, 2009	391,370	$7.49-11.24	$9.20

The fair value of the options vested was $1,000, $4,000, and $510,000 in 2009, 2008, and 2007.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2009 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding Weighted average			Options Exercisable Weighted average
Range of Exercise Prices	Shares at December 31, 2009	Remaining contractual life in years	Exercise price	Shares at December 31, 2009	Remaining contractual life in years	Exercise price
$3.50-5.51	350,997	2.53	$4.91	350,997	2.53	$4.91
6.89-13.06	1,081,320	6.85	9.95	689,950	6.02	10.37
14.63-15.56	26,948	0.93	14.98	26,948	0.93	14.98
17.94	16,667	0.01	17.94	16,667	0.01	17.94

$3.50-17.94	1,475,932	5.64	8.93	1,084,562	4.67	8.84

(6) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the Company’s quarterly results of operations for the years ended December 31, 2009, 2008 and 2007.

(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
2009 Quarter Ended
Investment income	$10,734	$10,613	$10,196	$9,560
Net investment income (loss) after income taxes	1,909	2,116	2,001	2,154
Net increase (decrease) in net assets resulting from operations	1,889	2,003	2,889	(5,759	) (1)
Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.11	$0.11	$0.16	($0.33)
Diluted	0.11	0.11	0.16	(0.33)

2008 Quarter Ended
Investment income	$14,444	$12,730	$11,743	$13,367
Net investment income (loss) after income taxes	3,397	3,825	3,425	4,443
Net increase in net assets resulting from operations	3,921	4,377	4,118	2,832
Net increase in net assets resulting from operations per common share
Basic	$0.22	$0.25	$0.23	$0.16
Diluted	0.22	0.25	0.23	0.16

2007 Quarter Ended
Investment income	$10,439	$13,157	$13,555	$14,242
Net investment income (loss) after income taxes	(395)	1,618	1,555	2,520
Net increase in net assets resulting from operations	3,780	4,272	3,602	3,782
Net increase in net assets resulting from operations per common share
Basic	$0.22	$0.24	$0.21	$0.22
Diluted	0.21	0.24	0.20	0.21

(1)	Includes $9,342 of charges associated with writing off the Company’s investments in the SPAC’s.

(7) RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements” (FASB ASU 2010-06). FASB ASU 2010-06 amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, and requires new disclosures related to the transfers in and out of Level 1 and 2, as well as requiring that a reporting entity present separately information about purchases, sales, issuances, and settlements rather than as one net number. Additionally, FASB ASU 2010-06 amends Subtopic 820-10 by clarifying existing disclosures related to level of disaggregation as well as disclosures about inputs and valuation techniques. FASB ASU 2010-06 is effective for reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, these disclosures are effective for reporting periods beginning after December 15, 2010. The Company does not expect adoption of FASB ASU 2010-06 to have an impact on its financial condition or results of operations.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Consolidation (Topic 810), Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”(FASB ASU 2010-02). FASB ASU 2010-02 amends Subtopic 810-10, Consolidation - Overall, and related guidance within US GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to a subsidiary or group of assets that is a business activity, a subsidiary that is a business activity that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business activity for a noncontrolling interest in an entity. FASB ASU 2010-02 also clarifies certain situations which do not constitute a decrease in ownership as it relates to Subtopic 810-10. FASB ASU 2010-02 is effective for reporting periods ending on or after December 15, 2009. The Company has adopted the provisions of ASU 2010-02 and the adoption has not had an impact on its financial condition or results of operations.

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

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value” (FASB ASU 2009-05). FASB ASU 2009-05 provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, clarifies the techniques a reporting entity should use in valuing a liability in circumstances where a quoted price in an active market for an identical liability is not available, as well as clarifying that the requirements needed for Level 1 fair value measurements when the quoted price of an identical liability is utilized. FASB ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company has adopted the provisions of FASB ASU 2009-05 and the adoption has not had a material impact on its financial condition or results of operations.

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

In April 2009, the FASB issued an update to ASC Topic 805, “Business Combinations.” The update amends and clarifies ASC Topic 805 to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The update is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted this update which has not had a material impact on its financial condition or results of operations.

(8) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(9) COMMITMENTS AND CONTINGENCIES

(a) Employment Agreements

The Company has employment agreements with certain key officers for either a three or five-year term. Annually, the contracts with a five-year term will renew for new five-year terms unless prior to the end of the first year, either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current five-year term. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period (see note 3). As part of Medallion Bank’s participation in the CPP, certain restrictions have been imposed on the compensation of the Company’s senior executive officers that are expected to apply for as long as Medallion Bank continues its participation in the CPP. These restrictions prohibit any payment for departure from a CPP participant or change of control event of a CPP participant, other than a payment for services performed or benefits accrued, to the Company’s senior executive officers and the next five most highly compensated employees.

Employment agreements expire at various dates through 2014. At December 31, 2009, minimum payments under employment agreements are as follows:

(Dollars in thousands)
2010	$1,062
2011	617
2012	617
2013	617
2014	257
Thereafter	—

Total	$3,170

(b) Other Commitments

The Company had portfolio commitments outstanding of $6,489,000 at December 31, 2009. Generally, commitments are on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, the Company had approximately $38,583,000 of undisbursed funds relating to revolving credit facilities with borrowers. These amounts may be drawn upon at the customer’s request if they meet certain credit requirements.

Commitments for leased premises expire at various dates through June 30, 2016. At December 31, 2009, minimum rental commitments for non-cancelable leases are as follows:

(Dollars in thousands)
2010	$1,215
2011	1,187
2012	1,067
2013	906
2014	906
Thereafter	1,360

Total	$6,641

Occupancy expense was $1,275,000, $1,271,000, and $1,353,000 for the years ended December 31, 2009, 2008, and 2007.

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

(10) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company, subject to various regulatory constraints imposed by the TARP program (see note 3).

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were approximately $522,000, $404,000, and $837,000 in 2009, 2008, and 2007.

During 2009, 2008, and 2007 we serviced $229,810,000, $204,055,000 and $163,816,000 of loans for Medallion Bank. Included in net investment income were amounts as described below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf:

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Servicing fees	$1,805	$1,492	$1,395
Loan origination fees	849	804	452
Reimbursement of operating expenses	215	192	173
Interest income	2	5	7

Total other income	$2,871	$2,493	$2,027

SPAC

Included in investments in controlled subsidiaries is $6,961,000 of investments in and loans to a special purpose acquisition company, Sports Properties Acquisition Corp. (the SPAC), 18%-owned by the Company, which consummated its initial public offering (IPO) in January 2008. Immediately prior to the IPO, the Company purchased warrants for $5,900,000 from the SPAC in a private placement which would have allowed it to acquire 5,900,000 additional shares of common stock in the future under various conditions and restrictions. The SPAC was unable to consummate an approved business combination within 24 months of the IPO, as a result, the Company’s entire investment in the SPAC became worthless in January 2010, and was therefore fully reserved for with a $6,961,000 charge to unrealized depreciation during the year ended December 31, 2009. All of the assets of the SPAC will be used to repay the public stockholders.

The Company had entered into a consulting agreement with ProEminent Sports, whose principal acted as a consultant to the Company for sports related investments and, included within the scope of his duties, also provided services to the SPAC, including serving as its Chief Executive Officer, and assisting generally with the SPAC’s offering and business combination. The Company had paid ProEminent Sports a monthly fee of $20,000, which during 2009 was reduced to $10,000, and then $0. The Company had previously entered into a consulting agreement with GamePlan, LLC which was terminated as of June 1, 2008, when the SPAC entered into its own consulting agreement with GamePlan, LLC. The Company had paid GamePlan, LLC a monthly fee of $10,000.

The Company had agreed to indemnify the SPAC in the event of the SPAC’s liquidation for all claims of any vendors, service providers, or other entities that are owed money by the SPAC for services rendered or contracted for, or for products sold to the SPAC, including claims of any prospective acquisition targets. At December 31, 2009, the SPAC’s liabilities exceeded its cash on hand by $1,581,000. The SPAC intends to negotiate these liabilities downwards, seeking forbearance from those associated with a failed deal. However, since the result of such negotiations cannot be anticipated, the Company has accrued $1,582,000 to cover the SPAC’s shortfall.

Certain of the Company’s officers and directors also served as officers and directors of the SPAC, and in that role entered into agreements with the SPAC and its underwriter(s) to present to the SPAC, prior to presentation to any other person or entity, opportunities to acquire entities, until the earlier of the SPAC’s consummation of a business combination, the SPAC’s liquidation, or until such time as they cease to be an officer or director of the SPAC. The Company entered into a similar agreement.

SPAC 2

Included in deferred costs in other assets is $759,000 of investments in and loans to a special purpose acquisition company, National Security Solutions, Inc. (SPAC 2), 74%-owned by the Company, which is currently in organization prior to registration with the SEC to register units for sale in an initial public offering. As a result of the market conditions which led to the failure of the SPAC, it was determined to cease activities related to SPAC 2, and as a result, the investment was fully reserved for with a $759,000 charge to unrealized depreciation during the year ended December 31, 2009. In addition, the Company has accrued $40,000 to fully cover any shortfall in SPAC 2’s ability to cover any residual expenses.

(11) SHAREHOLDERS’ EQUITY

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock during the following six months, with an option for the Board of Directors to extend the time frame for completing the purchases, which expires in May 2010. In November 2004, the repurchase program was increased by an additional $10,000,000. As of December 31, 2009, 1,394,124 shares were repurchased for $12,681,000.

(12) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Servicing fees	$2,181	$1,798	$1,436
Prepayment penalties	662	1,343	460
Late charges	277	294	277
Other	263	402	271

Total noninterest income	$3,383	$3,837	$2,444

The increases in servicing fees primarily reflected the fees earned on the larger serviced Medallion Bank portfolio. Included in prepayment penalties in 2008 was $718,000 related to the early payoff of several large loans. Included in other noninterest income was $90,000 and $86,000 of management fees from the SPAC in 2009 and 2008, and 2008 also included the receipt of an investment partnership income distribution.

The major components of other operating expenses were as follows.

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Loan collection and other investment costs	$1,810	$139	$254
Travel, meals, and entertainment	1,135	620	548
Directors fees	579	471	345
Miscellaneous taxes	371	546	436
Office expense	365	429	535
Depreciation and amortization	258	387	457
Telephone	242	225	205
Insurance	237	232	308
Other expenses	915	705	599

Total other operating expenses	$5,912	$3,754	$3,687

Loan collection and other investment costs increased primarily reflecting $1,622,000 of costs related to the winding up of operations of the SPAC’s. Travel, meals, and entertainment increased due to an increase in investment development activities in 2009. Director Fees increased due to higher directors’ meeting expenses and a greater frequency of meetings. Miscellaneous taxes were higher in 2008 due to higher franchise and excise taxes related to the disposition of foreclosed property. Office expense decreased due to lower office repairs and maintenance expenses in 2009, and improved cost cutting measures. Depreciation and amortization expense decreased as more assets became fully depreciated. Other expenses increased primarily due to higher computer expense, printing and stationary expense, and investment and referral expenses.

(13) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Year ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005
Net share data
Net asset value at the beginning of the year	$9.97	$9.86	$9.73	$9.69	$9.83
Net investment income	0.46	0.85	0.30	0.18	0.26
Income tax (provision) benefit	0.00	0.00	0.00	0.00	0.00
Net realized gains (losses) on investments	(0.23)	(0.21)	0.80	0.17	0.21
Net change in unrealized appreciation (depreciation) on investments	(0.17)	0.22	(0.23)	0.39	(0.08)

Net increase in net assets resulting from operations	0.06	0.86	0.87	0.74	0.39
Issuance of common stock	—	—	(0.01)	(0.04)	(0.06)
Repurchase of common stock	—	—	0.01	—	0.03
Distribution of net investment income	(0.76)	(0.76)	(0.45)	(0.44)	(0.29)
Distribution of net realized gains on investments	—	—	(0.31)	(0.22)	(0.21)
Other	—	0.01	0.02	—	—

Total increase (decrease) in net asset value	(0.70)	0.11	0.13	0.04	(0.14)

Net asset value at the end of the year (1)	$9.27	$9.97	$9.86	$9.73	$9.69

Per share market value at beginning of year	$7.63	$10.02	$12.37	$11.26	$9.70
Per share market value at end of year	8.17	7.63	10.02	12.37	11.26
Total return (2)	18%	(16%)	(13%)	16%	21%

Ratios/supplemental data
Average net assets	$172,558	$174,082	$171,503	$167,528	$167,909
Total expense ratio (3) (4)	21%	24%	28%	23%	21%
Operating expenses to average net assets (4)	11.43	9.95	10.40	8.91	10.11
Net investment income after taxes to average net assets	4.74	8.67	3.09	1.89	2.73

(1)	Includes $0.29, $0.08, $0.16, $0.08, and $0.12 of undistributed net investment income per share as of December 31, 2009, 2008, 2007, 2006, and 2005, and $0.00 of undistributed net realized gains per share for all years presented.

(2)	Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the year.

(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.

(4)	Includes $1,622 of charges in 2009 related to winding up the operations of the SPAC’s. Excluding these charges, the total expense ratio was 20% and the operating expense ratio was 10.49%.

(14) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one year of service, including the employees of Medallion Bank. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employee’s contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. The Company matches employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee’s contribution but in no event greater than 2% of the portion of such employee’s annual salary eligible for 401(k) Plan benefits. The Company’s 401(k) plan expense, which including amounts for the employees of Medallion Bank, was approximately $111,000, $82,000, and $98,000 for the years ended December 31, 2009, 2008, and 2007.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of fair value information about certain financial instruments, whether assets, liabilities, or off-balance-sheet commitments, if practicable. The following methods and assumptions were used to estimate the fair value of each class of financial instrument. Fair value estimates that were derived from broker quotes cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

(a) Investments - The Company’s investments are recorded at the estimated fair value of such investments.

(b) Floating rate borrowings - Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2009 and 2008, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Investments	$475,133	$475,133	$570,597	$570,597
Cash	33,401	33,401	32,075	32,075
Accrued interest receivable	1,661	1,661	2,149	2,149
Financial Liabilities
Funds borrowed	382,522	382,522	462,650	462,650
Accrued interest payable	2,207	2,207	2,015	2,015

(16) FAIR VALUE OF ASSETS AND LIABILITIES

The Company follows the provisions of FASB ASC Topic 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for substantially all of its financial instruments at fair value or considers fair value in its measurement, in accordance with the accounting guidance for investment companies. See Note 2 sections “Fair Value of Assets and Liabilities” and “Investment Valuation” for a description of our valuation methodology which is unchanged during 2009.

In accordance with FASB ASC Topic 820, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3).

As required by FASB ASC Topic 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a level 3 fair value measurement may include inputs that are observable (level 1 and 2) and unobservable (level 3). Therefore gains and losses for such assets and liabilities categorized within the level 3 table below may include changes in fair value that are attributable to both observable inputs (level 1 and 2) and unobservable inputs (level 3).

Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access (examples include active exchange-traded equity securities, exchanged-traded derivatives, most US Government and agency securities, and certain other sovereign government obligations).

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

The following tables present Medallion’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008.

2009 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$321,915	$321,915
Commercial loans	—	—	77,922	77,922
Investment in Medallion Bank and other controlled subsidiaries	543	—	71,736	72,279
Equity investments	248	—	2,769	3,017
Other assets	—	33,822	—	33,822

2008 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$402,964	$402,964
Commercial loans	—	—	89,611	89,611
Investment in Medallion Bank and other controlled subsidiaries	—	3,650	71,100	74,750
Equity investments	246	—	3,026	3,272
Other assets	—	29,728	759	30,487

Included in level 3 investments in other controlled subsidiaries is the investment in Medallion Bank, the SPAC, and an investment in a start-up business engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities. Included in level 3 other assets is the investment in SPAC 2, which had been fully reserved.

The following tables provide a summary of changes in fair value of Medallion’s level 3 financial assets and liabilities for the year ended December 31, 2009 and 2008.

(Dollars in thousands)	December 31, 2008	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Issuances, and Settlements	Transfers In (Out)		December 31, 2009	Amounts Related to Held Assets (2)
Assets
Medallion loans	$402,964	($3)	($81,046)	$—		$321,915	$—
Commercial loans	89,611	(3,253)	(7,929)	(507)		77,922	(3,505)
Investment in Medallion Bank and other controlled subsidiaries	71,100	(5,526)	2,512	3,650	(1)	71,736	(5,666)
Equity investments	3,026	(816)	559	—		2,769	(816)
Other assets	759	(1,266)	—	507		—	(759)

(1)	Reflects the transfer of the investment in Medallion Hampton’s Holdings from level 2 to level 3 as of December 31, 2009.

(2)	Total realized and unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2009

(Dollars in thousands)	December 31, 2007	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Issuances and Settlements	Transfers In (Out) (1)	December 31, 2008	Amounts Related to Held Assets (2)
Assets
Medallion loans	$498,883	$15	($95,934)	$—	$402,964	$—
Commercial loans	91,782	(3,613)	1,442	—	89,611	(3,138)
Investment in Medallion Bank and other controlled subsidiaries	53,871	(2,231)	18,818	642	71,100	(2,231)
Equity investments	4,530	(1,574)	70	—	3,026	(1,994)
Other assets	1,146	—	255	(642)	759	—

(1)	The SPAC was reclassified during 2008 from other assets to investment in controlled subsidiaries upon consummation of the initial public offering of the SPAC’s common stock.

(2)	Total realized and unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2008.

(17) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through March 12, 2010, the date of financial statement issuance.

On February 9, 2010, the Company’s board of directors declared a $0.15 per share common stock dividend, payable on March 22, 2010 to shareholders of record on March 15, 2010.

On January 7, 2010, the Citibank line of credit commitment was reduced to $20,000,000, and it was further reduced to $10,000,000 on January 27, 2010 and $5,000,000 on March 4, 2010; and was paid in full on March 10, 2010.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31, 2009

(Dollars in thousands)	Industry	State	Security Type	% Held	# of Invest.	% of Total	Interest Rate (1)	Investment Balances
Medallion loans
New York					741	51%	5.90%	$244,082
Chicago					119	5	6.91	25,868
Newark					148	5	7.98	21,790
Boston					87	5	7.14	21,383
Cambridge					17	1	7.10	3,025
Other					22	1	7.14	5,435

Total					1, 134	68%	6.23%	321,583
Deferred loan acquisition costs								332
Unrealized depreciation on loans								—

Medallion loans, net								$321,915

Commercial loans
Secured mezzanine (20% Minnesota, 11% Oklahoma, 11% Wisconsin, 11% Florida, 8% California, 7% Indiana, 7% Texas, and 25% all other states)
Manufacturing					17	7%	14.68%	$33,918
Administrative and support services					6	2	17.32	9,316
Wholesale trade					3	2	13.54	8,750
Accommodation and food services					3	1	10.02	3,308
Professional, scientific, and technical services					1	*	19.00	2,436
Health care and social assistance					1	*	7.00	1,703
Information					2	*	17.63	1,527
Retail trade					1	*	10.00	876

Total					34	12%	14.63	$61,834
Asset-based (77% New York, 17% New Jersey, and 6% all other states)
Wholesale trade					10	1%	5.17%	$4,185
Transportation and warehousing					5	*	6.70	1,662
Retail trade					6	*	5.64	700
Manufacturing					6	*	6.42	679
Finance and insurance					6	*	6.15	676
Administrative and support services					2	*	5.74	405
Health care and social assistance					1	*	5.50	377
Construction					3	*	6.47	307

Total					39	2%	5. 74	$8,991
Other secured commercial (88% New York, 10% New Jersey, and 2% Illinois)
Accommodation and food services					8	1%	6.29%	$4,781
Retail trade					18	1	10.44	3,920
Other services (except public administration)					7	*	7.38	1,131
Transportation and warehousing					69	*	6.79	903
Real estate and rental and leasing					4	*	7.27	525
Arts, entertainment, and recreation					2	*	8.50	446

Total					108	2%	7.95	$11,706
Total					181	16%	12.71%	$82,531
Deferred loan acquisition income								(373)
Unrealized depreciation on loans								(4,236)

Commercial loans, net								$77,922

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31, 2009

(Dollars in thousands)	Industry	State	Security Type	% Held	# of Invest.	% of Total	Interest Rate (1)	Investment Balances
Investment in Medallion Bank and other controlled subsidiaries
Medallion Bank** Salt Lake City, Utah	Commercial banking	Utah	Common stock	100%	1	14%	5.88%	$68,000
Medallion Hamptons Holding LLC 437 Madison Avenue New York, NY 10022	Real Estate	NY	Membership Interests	100%	1	*	0.00	2,057
Sports Properties Acquisition Corp 437 Madison Avenue New York, NY 10022	Special Purpose Acquisition Company	NY	Common Stock	18%	1	1	0.00	543
Generation Outdoor, Inc. 437 Madison Avenue New York, NY 10022	Advertising	NY	Common stock	100%	1	*	0.00	86

Total					4	15%	5.53%	$70,686
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,593

Investment in Medallion Bank and other controlled subsidiaries, net								$72,279

Equity investments
Restaurant Technologies 940 Apollo Rd. Suite 110 Eagan, MN 55121	Restaurant Service Provider		Common Stock	*	1	* %	0.00%	$990
Tulsa Power, Inc. 913 North Wheeling Ave Tulsa, OK 74110	Machinery Manufacturer		Common Stock	2%	1	*	0.00	318
PMC Commercial Trust ** 17950 Preston Road, Suite 600 Dallas, TX 75252	Real Estate Investment Trust		Common Stock	*	1	*	9.39	901
Convergent Capital, Ltd 505 N. Highway 169 Minneapolis MN 35441	Commercial Finance		Limited Partnership Interest	7%	1	*	0.00	880
On Top 2435 North Central Expressway Richardson, TX 75080	Radio Station Broadcasting		Ownership Shares	12%	1	*	0.00	200
Micromedics, Inc. 1270 Eagan Industrial Road St. Paul, MN 55121-1385	Medical Device Manufacturer		Common Stock	*	1	*	0.00	59
Star Concessions, Ltd. 8008 Cedar Springs Road, Terminal Building LB Dallas, TX 75235	Airport Food and Retail		Limited Partnership Interest	45%	1	*	0.00	40
Metlife	Insurance		Common Stock	*	1	*	2.09	5
Appliance Recycling Centers of America, Inc.** 7400 Excelsior Boulevard Minneapolis, MN 55426-4516	Appliance Recycler		Common Stock	*	1	*	0.00	—

Total					9	1%	2.50%	$3,393
Unrealized appreciation on equities								(376)

Equity investments, net								$3,017

Investment securities

Total					—	—%	—%	$—
Unrealized appreciation on investment securities								—
Investment securities, net								$—

Total investments at cost					1,328	100%	7.22%	$478,193

Deferred loan acquisition income								(41)
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,593
Unrealized depreciation on equities								(376)
Unrealized depreciation on loans								(4,236)

Net Investments ($261,332 pledged as collateral under borrowing arrangements)								$475,133

*	Less than 1.0%

**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act.

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31, 2008

(Dollars in thousands)	Industry	State	Security Type	% Held	# of Invest.	% of Total	Interest Rate (1)	Investment Balances
Medallion loans
New York					1,027	53%	6.04%	$304,306
Boston					152	5	7.54	31,283
Chicago					186	5	7.15	28,172
Newark					180	5	8.17	27,809
Cambridge					25	1	7.59	4,387
Other					27	1	7.40	6,584

Total					1,597	70%	6.42%	402,541
Deferred loan acquisition costs								423
Unrealized depreciation on loans								—

Medallion loans, net								$402,964

Commercial loans
Secured mezzanine (14% Minnesota, 11% Wisconsin, 10% Florida, 10% Oklahoma, 9% Indiana, 9% California, 8% Texas, 8% Michigan, and 21% all other states)
Manufacturing					20	6%	13.97%	$34,551
Administrative and support services					5	2	17.12	9,861
Wholesale trade					3	2	13.59	9,752
Accommodation and food services					4	1	11.00	4,492
Professional, scientific, and technical services					1	1	19.00	2,508
Health care and social assistance					1	*	7.00	1,847
Information					2	*	17.63	1,588
Retail trade					1	*	10.88	876

Total					37	12%	14.23	$65,475
Asset-based (69% New York, 23% New Jersey, and 8% all other states)
Wholesale trade					10	1%	4.79%	$5,419
Transportation and warehousing					5	1	5.63	2,065
Retail trade					6	*	5.01	1,888
Manufacturing					10	*	6.30	1,334
Construction					3	*	5.36	986
Finance and insurance					6	*	6.27	761
Administrative and support services					3	*	5.55	462
Arts, entertainment, and recreation					1	*	5.75	331
Health care and social assistance					1	*	5.50	210
Real estate and rental and leasing					1	*	5.50	96

Total					46	2%	5.29	$13,552
Other secured commercial (91% New York, 7% New Jersey, and 2% Illinois)
Accommodation and food services					11	1%	6.87%	$5,321
Retail trade					17	1	11.15	4,374
Transportation and warehousing					168	1	7.09	3,323
Other services (except public administration)					10	*	8.93	1,427
Real estate and rental and leasing					5	*	7.20	1,001
Arts, entertainment, and recreation					2	*	8.57	424

Total					213	3%	8.34	$15,870
Total					296	17%	11.97%	$94,897
Deferred loan acquisition costs								(171)
Unrealized depreciation on loans								(5,115)

Commercial loans, net								$89,611

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31, 2008

(Dollars in thousands)	Industry	State	Security Type	% Held	# of Invest.	% of Total	Interest Rate (1)	Investment Balances
Investment in Medallion Bank and other controlled subsidiaries
Medallion Bank** Salt Lake City, Utah	Commercial banking	Utah	Common stock	100%	1	11%	9.37%	$64,003
Sports Properties Acquisition Corp 437 Madison Avenue New York, NY 10022	Special Purpose Acquisition Company	NY	Common Stock	18%	1	1	0.00	6,567
Medallion Hamptons Holding LLC 437 Madison Avenue New York, NY 10022	Real Estate	NY	Membership Interests	100%	1	*	0.00	1,917
Generation Outdoor, Inc. 437 Madison Avenue New York, NY 10022	Advertising	NY	Common stock	100%	1	*	0.00	530

Total					4	13%	8.22%	$73,017
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,733

Investment in Medallion Bank and other controlled subsidiaries, net								$74,750

Equity investments
Restaurant Technologies 940 Apollo Rd. Suite 110 Eagan, MN 55121	Restaurant Service Provider		Common Stock	*	1	* %	0.00%	$990
PMC Commercial Trust ** 17950 Preston Road, Suite 600 Dallas, TX 75252	Real Estate Investment Trust		Common Stock	*	1	*	13.62	901
Convergent Capital, Ltd 505 N. Highway 169 Minneapolis MN 35441	Commercial Finance		Limited Partnership Interest	7%	1	*	0.00	640
On Top 2435 North Central Expressway Richardson, TX 75080	Radio Station Broadcasting		Ownership Shares	12%	1	*	0.00	200
Micromedics, Inc. 1270 Eagan Industrial Road St. Paul, MN 55121-1385	Medical Device Manufacturer		Common Stock	*	1	*	0.00	59
Star Concessions, Ltd. 8008 Cedar Springs Road, Terminal Building LB Dallas, TX 75235	Airport Food and Retail		Limited Partnership Interest	45%	1	*	0.00	40
Metlife	Insurance		Common Stock	*	1	*	2.12	5
Appliance Recycling Centers of America, Inc.** 7400 Excelsior Boulevard Minneapolis, MN 55426-4516	Appliance Recycler		Common Stock	*	1	*	0.00	—

Total					8	* %	4.33%	$2,835
Unrealized appreciation on equities								437

Equity investments, net								$3,272

Investment securities

Total					—	—%	—%	$—
Unrealized appreciation on investment securities								—
Investment securities, net								$—

Total investments at cost					1,905	100%	7.56%	$573,290

Deferred loan acquisition costs								252
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,733
Unrealized appreciation on equities								437
Unrealized depreciation on loans								(5,115)

Net Investments ($458,102 pledged as collateral under borrowing arrangements)								$570,597

*	Less than 1.0%

**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act.

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Bank

(A wholly owned subsidiary of Medallion Financial Corp.)

Financial Statements for the years ended December 31, 2009, 2008, and, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Medallion Bank

We have audited the accompanying balance sheets of Medallion Bank (the “Bank”) (a wholly owned subsidiary of Medallion Financial Corp.) as of December 31, 2009 and 2008, and the related statements of operations and other comprehensive income (loss), changes in shareholder’s equity, and cash flows for each of the three years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2009, in conformity with US generally accepted accounting principles.

Weiser LLP

New York, New York

March 12, 2010

Medallion Bank

Statements of Operations and Other Comprehensive Income (Loss)

For the years ended December 31,

	2009	2008	2007
Interest income
Investments	$843,811	$1,365,464	$1,654,465
Loan interest including fees	43,837,041	39,938,001	34,884,562

Total interest income	44,680,852	41,303,465	36,539,027
Interest expense	11,045,599	14,933,771	13,803,604

Net interest income	33,635,253	26,369,694	22,735,423
Provision for loan losses	14,770,611	11,300,146	5,177,823

Net interest income after provision for loan losses	18,864,642	15,069,548	17,557,600
Noninterest income	429,192	538,514	361,739
Gain (loss) on sale of assets	692,209	(88,794)	55,423
Noninterest expense
Loan servicing	3,540,161	3,140,221	2,675,358
Collection costs	1,661,197	1,050,886	848,727
Salaries and benefits	2,477,571	2,276,077	2,174,839
Regulatory fees	709,944	408,248	137,059
Professional fees	472,183	356,579	367,132
Occupancy and equipment	202,753	201,214	177,367
Credit reports	146,214	199,321	160,909
Other	647,963	921,773	648,490

Total noninterest expense	9,857,986	8,554,319	7,189,881

Income before income taxes	10,128,057	6,964,949	10,784,881
Provision for income taxes	3,659,200	2,775,621	4,058,745

Net income	6,468,857	4,189,328	6,726,136
Other comprehensive income (loss), net of tax	97,327	(64,096)	269,518

Total comprehensive income	$6,566,184	$4,125,232	$6,995,654

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Balance Sheets

December 31,

	2009	2008
Assets
Cash and cash equivalents, substantially all of which are federal funds sold	$13,340,004	$9,400,755
Investment securities, available-for-sale	21,060,613	20,088,254
Loans, inclusive of deferred loan acquisition costs	432,406,130	406,910,964
Allowance for loan losses	(13,553,258)	(10,807,817)

Loans, net	418,852,872	396,103,147
Repossessed loan collateral	1,561,008	2,425,106
Fixed assets, net	138,418	206,393
Deferred and other tax assets	3,272,806	1,649,512
Accrued interest receivable and other assets	6,962,481	5,520,841

Total assets	$465,188,202	$435,394,008

Liabilities and shareholder’s equity
Liabilities
Time deposits, including accrued interest payable of $1,508,401 in 2009 and $3,655,540 in 2008	$373,227,527	$370,063,540
Subordinated debt and related party deposit	130,257	205,553
Other liabilities	2,362,364	1,120,846
Due to affiliates	600,120	129,517
Taxes payable	—	106,199

Total liabilities	376,320,268	371,625,655

Commitments and contingencies	—	—
Shareholder’s equity
Preferred stock, $0.01 par value, 22,143 shares authorized, 22,143 issued and outstanding	21,498,000	—
Common stock, $1 par value, 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000,000	1,000,000
Additional paid in capital	51,500,000	49,750,000
Accumulated other comprehensive income (loss), net of tax	57,339	(39,988)
Retained earnings	14,812,595	13,058,341

Total shareholder’s equity	88,867,934	63,768,353

Total liabilities and shareholder’s equity	$465,188,202	$435,394,008

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Changes in Shareholder’s Equity

For the years ended December 31, 2009, 2008, and 2007

					Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity
	Preferred Stock		Common Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount
Balance at December 31, 2006	—	$—	1,000,000	$1,000,000	$32,200,000	($245,410)	$13,892,877	$46,847,467
Capital contributions	—	—	—	—	6,800,000	—	—	6,800,000
Net income	—	—	—	—	—	—	6,726,136	6,726,136
Dividends paid to parent	—	—	—	—	—	—	(5,750,000)	(5,750,000)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	269,518	—	269,518

Balance at December 31, 2007	—	—	1,000,000	1,000,000	39,000,000	24,108	14,869,013	54,893,121
Capital contributions	—	—	—	—	10,750,000	—	—	10,750,000
Net income	—	—	—	—	—	—	4,189,328	4,189,328
Dividends paid to parent	—	—	—	—	—	—	(6,000,000)	(6,000,000)
Net change in unrealized losses on investment securities, net of tax	—	—	—	—	—	(64,096)	—	(64,096)

Balance at December 31, 2008		—	1,000,000	1,000,000	49,750,000	(39,988)	13,058,341	63,768,353
Sale of preferred stock to US Treasury under TARP	22,143	21,498,000	—	—	—	—	—	21,498,000
Capital contributions	—	—	—	—	1,750,000	—	—	1,750,000
Net income	—	—	—	—	—	—	6,468,857	6,468,857
Dividends declared to parent	—	—	—	—	—	—	(4,000,000)	(4,000,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(714,603)	(714,603)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	97,327	—	97,327

Balance at December 31, 2009	22,143	$21,498,000	1,000,000	$1,000,000	$51,500,000	$57,339	$14,812,595	$88,867,934

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Cash Flows

For the years ended December 31,

	2009	2008	2007
Cash flows from operating activities
Net income from operations	$6,468,857	$4,189,328	$6,726,136
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,327,188	2,269,245	1,366,611
Provision for loan losses	14,770,611	11,300,146	5,177,823
Deferred and other tax assets	(1,681,690)	(679,890)	(1,449,586)
Loss from disposal of premises and equipment	28,043	—	11,551
(Gain) loss from sale of repossessed inventory	(669,139)	84,132	(58,298)
Gain from sale of investments	(34,426)	(91,624)	(101,900)
Changes in operating assets and liabilities:
Interest receivable	21,585	(488,116)	(447,701)
Other assets	(2,532,716)	(397,208)	44,855
Interest payable	(2,147,012)	(61,783)	489,783
Other liabilities	(12,199)	(2,015,653)	2,651,161
Taxes payable	(106,199)	(792,726)	918,333

Net cash provided by operating activities	17,432,903	13,315,851	15,328,768

Cash flows from investing activities
Increase in loans, net	(45,413,424)	(99,249,706)	(56,223,237)
Purchase of investments	(7,308,237)	(7,026,468)	(6,166,975)
Proceeds from sale of investments	3,095,541	—	—
Proceeds from maturity of investments	3,361,187	8,669,300	6,313,080
Proceeds from sale of repossessed inventory	7,310,441	3,242,090	2,474,311
(Purchase) disposal of premises and equipment	(32,582)	—	5,000

Net cash used in investing activities	(38,987,074)	(94,364,784)	(53,597,821)

Cash flows from financing activities
Issuance of time deposits	497,230,000	446,205,000	216,633,000
Payments made at maturity of time deposits	(491,919,000)	(378,880,000)	(175,806,000)
Federal funds purchased	26,000,000	10,500,000	16,245,000
Payments made at maturity of federal funds purchased	(26,000,000)	(10,500,000)	(16,245,000)
Issuance of Preferred Stock	21,498,000	—	—
Change in due to parent/affiliates	470,604	1,349,887	(1,282,065)
Proceeds from capital contributions	1,750,000	10,750,000	6,800,000
Dividends paid to parent	(3,000,000)	(6,000,000)	(5,750,000)
Dividends paid to US Treasury	(460,888)	—	—
Repayment of subordinated debt	(75,296)	—	—

Net cash provided by financing activities	25,493,420	73,424,887	40,594,935

Net change in cash and cash equivalents	3,939,249	(7,624,046)	2,325,882
Cash and cash equivalents, beginning of the year	9,400,755	17,024,801	14,698,919

Cash and cash equivalents, end of the year	$13,340,004	$9,400,755	$17,024,801

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$12,122,869	$14,039,515	$12,518,703
Cash paid for income taxes	5,390,000	3,400,625	4,590,000
Loans transferred to repossessed loan collateral	13,138,867	9,535,278	5,391,666

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Notes to Financial Statements

For the year ended December 31, 2009

1.	Organization and summary of significant accounting policies

Description of business – Medallion Bank (the Bank) is a limited service industrial bank headquartered in Salt Lake City, Utah. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank (IB) charter pursuant to the laws of the State of Utah. The Bank is a wholly owned subsidiary of Medallion Financial Corp. (Medallion). The Bank originates asset-based commercial loans and commercial loans to finance the purchase of taxi medallions (licenses), both of which are marketed and serviced by the Bank’s affiliates who have extensive prior experience in these asset groups. The Bank originates consumer loans on a national basis that are secured by marine, recreational vehicle, and trailer products to customers with prior credit blemishes. The Bank also originates unsecured consumer loans to finance hearing aids. The loans are financed with time certificates of deposits which are originated nationally through a variety of brokered deposit relationships.

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

Cash and cash equivalents – The Bank considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. A non-interest bearing compensating balance of $100,000 is maintained at Zion’s Bank. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that frequently exceed the federally insured limits.

Investment securities – FASB ASC Topic 320, “Investments – Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2009 and 2008, the net premium on investment securities totaled $185,000 and $96,000, and $69,000, ($14,000) and $140,000 was (accreted) amortized to interest income for the year ended December 31, 2009, 2008 and 2007. The Bank had $21,061,000 and $20,088,000 of available-for-sale securities at fair value as of December 31, 2009 and 2008. The statement further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings, at the date of the financial statements and reported in accumulated other comprehensive income (loss) as a separate component of shareholder’s equity, net of the effect of income taxes, until they are sold. The Bank had $92,000 of pretax net unrealized gains and $64,000 of pretax net unrealized losses on available-for-sale securities as of December 31, 2009 and 2008. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in shareholder’s equity, which were recorded net of the income tax effect, will be reversed.

Loans – Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2009 and 2008, net loan origination costs were $5,553,000 and $5,826,000. Net amortization expense for the years ended December 31, 2009, 2008, and 2007 was $1,826,000, $2,182,000, and $1,156,000.

Interest income is recognized on an accrual basis. Consumer loans are usually charged-off when they are 120 days contractually past due unless the loan is both well secured and in the process of collection or bankruptcy, or when, in the opinion of management, full collection of principal and interest is unlikely. Other loans are charged off when management determines that a loss has occurred. All interest accrued but not collected for loans that are charged off is reversed against interest income. For the recreational consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded to write the loan down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off, and any excess proceeds are recorded as a realized gain. Proceeds collected on charged off accounts are recorded as a recovery. Total loans 90 days or more past due were $3,861,000, $4,345,000, and $1,036,000 at December 31, 2009, 2008, and 2007.

A loan is considered to be impaired when, based on current information and events, it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are charged-down to fair value and placed on nonaccrual status. Fair value is determined based upon comparable market prices for substantially similar collateral plus management’s estimate of disposal costs. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At December 31, 2009, $3,321,000 or 2% of consumer loans, $1,124,000 or 2% of commercial loans and $0 or 0% of medallion loans were on nonaccrual, compared to $2,442,000 or 1% of consumer loans, $1,832,000 or 2% of commercial loans and $0 and 0% of medallion loans on nonaccrual at December 31, 2008. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $160,000 in 2009, $141,000 in 2008, and $27,000 in 2007.

Allowance for loan losses – In analyzing the adequacy of the allowance for loan losses, the Bank uses historical delinquency and actual loss rates acquired from Medallion and the unrelated financial institution from which the consumer portfolio was purchased. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance and subsequent recoveries are added.

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

Other comprehensive gain/(loss) – The Bank had $97,000, ($64,000), and $270,000 of net unrealized gains (losses) due to the mark-to-market of available-for-sale securities for the years ended December 31, 2009, 2008, and 2007. The Bank had no other components of comprehensive income (loss).

Restrictions on dividends, loans, and advances – Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to Medallion. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards. The Bank was restricted from paying dividends in the first three years of operations, and was further limited to $4,000,000 per annum under the Troubled Asset Relief Program (TARP) program (see note 13).

Fair value of financial instruments – The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of fair value information about certain financial instruments, whether assets, liabilities, or off-balance-sheet commitments, if practicable.

Fair value of assets and liabilities – The Bank follows FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (FASB ASC 820), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entities own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. See also Notes 11 and 12 to the financial statements.

Reclassifications – Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

Recently issued financial accounting standards – In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements” (FASB ASU 2010-06). FASB ASU 2010-06 amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, and requires new disclosures related to the transfers in and out of Level 1 and 2, as well as requiring that a reporting entity present separately information about purchases, sales, issuances, and settlements rather than as one net number. Additionally, FASB ASU 2010-06 amends Subtopic 820-10 by clarifying existing disclosures related to level of disaggregation as well as disclosures about inputs and valuation techniques. FASB ASU 2010-06 is effective for reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, these disclosures are effective for reporting periods beginning after December 15, 2010. The Company does not expect adoption of FASB ASU 2010-06 to have an impact on its financial condition or results of operations.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Consolidation (Topic 810), Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”(FASB ASU 2010-02). FASB ASU 2010-02 amends Subtopic 810-10, Consolidation - Overall, and related guidance within US GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to a subsidiary or group of assets that is a business activity, a subsidiary that is a business activity that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business activity for a noncontrolling interest in an entity. FASB ASU 2010-02 also clarifies certain situations which do not constitute a decrease in ownership as it relates to Subtopic 810-10. FASB ASU 2010-02 is effective for reporting periods ending on or after December 15, 2009. The Company has adopted the provisions of ASU 2010-02 and the adoption has not had an impact on its financial condition or results of operations.

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

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value” (FASB ASU 2009-05). FASB ASU 2009-05 provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, clarifies the techniques a reporting entity should use in valuing a liability in circumstances where a quoted price in an active market for an identical liability is not available, as well as clarifying that the requirements needed for Level 1 fair value measurements when the quoted price of an identical liability is utilized. FASB ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company has adopted the provisions of FASB ASU 2009-05 and the adoption has not had a material impact on its financial condition or results of operations.

In June 2009, the FASB issued an update to ASC Topic 860, “Transfer and Servicing,” which among other things, removes the concept of a qualifying special-purpose entity, and changes the requirements for derecognizing financial assets. Additionally, the update requires additional disclosures about transfers of financial assets, including securitization transactions and areas where companies have continued exposure to the risks related to transferred financial assets. The update is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact that the update will have on the financial statements.

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

In April 2009, the FASB issued an update to ASC Topic 805, “Business Combinations.” The update amends and clarifies ASC Topic 805 to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The update is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted this update which has not had a material impact on its financial condition or results of operations.

2.	Loans and allowance for loan losses

Loans are summarized as follows at December 31.

Loans	2009	2008
Consumer	$193,910,007	$190,703,397
Taxi medallion	160,402,960	122,581,077
Commercial:
Asset-based	66,333,326	78,745,557
Construction	4,716,052	7,794,154
Other commercial	1,490,611	1,260,875

Total commercial	72,539,989	87,800,586
Deferred loan acquisition costs, net	5,553,174	5,825,904

Total loans	$432,406,130	$406,910,964

In October 2008, the Bank purchased approximately $26,000,000 of medallion loans from an unaffiliated third party for cash.

Changes in the allowance for loan losses are summarized as follows.

Balance at 12/31/06	$6,056,785
Provision for loan losses	5,177,823
Loan charge-offs	(5,320,596)
Recoveries	1,397,418

Balance at 12/31/07	7,311,430
Provision for loan losses	11,300,146
Loan charge-offs	(9,565,538)
Recoveries	1,761,779

Balance at 12/31/08	10,807,817
Provision for loan losses	14,770,611
Loan charge-offs	(15,049,272)
Recoveries	3,024,102

Balance at 12/31/09	$13,553,258

The loan charge-offs and recoveries resulted primarily from the consumer portfolio.

3.	Investment securities

Fixed maturity securities available-for-sale at December 31, 2009 consists of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$18,073,870	$280,066	$138,807	$18,215,129
State and municipalities	2,895,000	8,712	58,228	2,845,484

Total	$20,968,870	$288,778	$197,035	$21,060,613

Fixed maturity securities available-for-sale at December 31, 2008 consists of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$17,707,234	$170,844	$159,320	$17,718,758
State and municipalities	2,445,000	30,994	106,498	2,369,496

Total	$20,152,234	$201,838	$265,818	$20,088,254

The amortized cost and estimated market value of investment securities as of December 31, 2009 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Market Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	3,396,584	3,401,417
Due after ten years	17,572,286	17,659,196

Total	$20,968,870	$21,060,613

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Over Twelve Months
December 31, 2009	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$138,807	$4,070,002	—	—
State and municipalities	47,913	1,497,087	$10,315	$489,685

Total	$186,720	$5,567,089	$10,315	$489,685

	Less than Twelve Months		Over Twelve Months
December 31, 2008	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$88,019	$6,678,469	$71,301	$2,739,699
State and municipalities	106,498	743,502	—	—

Total	$194,517	$7,421,971	$71,301	$2,739,699

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Bank has the intent and ability to hold the securities for the foreseeable future. The decline in fair value is primarily due to the decrease in the value of the underlying collateral. The fair value is expected to recover as the bonds approach the maturity date.

4.	Fixed assets

Fixed assets and their related useful lives at December 31 were as following.

	Useful lives	2009	2008
Computer software	3 years	$117,153	$189,237
Furniture and fixtures	5-10 years	92,895	91,552
Leasehold improvements	3-5 years	75,568	66,749
Equipment	5 years	58,483	58,232
Telephone equipment	3 years	36,846	36,287
Deposit system	3 years	13,975	13,975

		394,920	456,032
Less accumulated depreciation and amortization		(256,502)	(249,639)

Net fixed assets		$138,418	$206,393

Depreciation expense was $73,000, $81,000, and $66,000 for the years ended December 31, 2009, 2008, and 2007.

5.	Deposits

At December 31, 2009 the scheduled maturities of all time deposits were as follows.

2010	$260,069,000
2011	95,636,000
2012	16,014,000

Total	$371,719,000

All time deposits are in denominations of less than $100,000 and have been originated through Certificate of Deposit Broker relationships. The weighted average interest rate of deposits outstanding at December 31, 2009 was 1.85%.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.15% to 0.50%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2009 and 2008 was $670,000 and $988,000, and $1,069,000, $956,000, and $795,000 was amortized to interest expense during 2009, 2008, and 2007. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

6.	Income taxes

Income taxes are summarized as follows.

	2009	2008	2007
Current
Federal	$4,175,929	$2,979,078	$4,770,556
State	688,800	476,433	737,776
Deferred
Federal	(1,050,974)	(592,725)	(1,263,743)
State	(154,555)	(87,165)	(185,844)

Net provision for income taxes	$3,659,200	$2,775,621	$4,058,745

The following table reconciles the provision for income taxes to the US federal statutory income tax rate for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
US federal statutory tax rate	34.0%	34.0%	34.0%
State taxes	4.5	5.6	4.3
Prior year under (over) accrual	(1.0)	—	4.0
Other	(1.4)	0.3	(4.7)

Effective income tax rate	36.1%	39.9%	37.6%

The Bank files its tax returns on a separate company basis.

Deferred tax and other asset balances reflected in the balance sheet were as follows.

	2009	2008
Provision for loan losses	$5,055,307	$4,031,258
Deferred loan acquisition costs	(2,118,211)	(2,265,914)
Unrealized (gains) losses on investments	(34,404)	23,993
Other	(106,048)	(139,825)

Net deferred tax asset (liability)	2,796,644	1,649,512
Overpayment of estimated taxes	476,162	—

Net deferred tax and other assets	$3,272,806	$1,649,512

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC Topic 740, “Income Taxes.” Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based on these considerations, no valuation allowance was deemed necessary as of December 31, 2009 and 2008.

7.	Other transactions with affiliates

The Bank’s taxi medallion, asset-based commercial, and certain other construction loans aggregated $229,810,000 and $204,055,000 at December 31, 2009 and 2008. These loans are originated and serviced by the affiliates. The Bank paid $1,805,000, $1,492,000, and $1,395,000 for loan servicing fees to affiliates for 2009, 2008, and 2007. Origination fees of $849,000, $804,000, and $529,000 were capitalized as deferred costs and will be amortized to interest income over the life of the loan for 2009, 2008, and 2007. Amortization costs were $717,000, $680,000, and $526,000 for 2009, 2008, and 2007.

As part of the settlement for the purchase of the taxi medallion loans, the Bank issued a subordinated promissory note to Medallion for $305,553 in 2004. The promissory note is interest bearing at the rate of 3 month Libor (0.23% at December 31, 2009) plus 125 basis points, adjustable quarterly, interest paid monthly. The promissory note will be used to cover any loss that may arise in the purchased taxi medallion loan portfolio. The note was paid down to $30,257 in 2009. The remaining balance of the promissory note will be repaid to Medallion after the purchased portfolio has liquidated. Interest expense of $2,000, $5,000, and $7,000 was paid on this note for 2009, 2008, and 2007.

At December 31, 2009 and 2008, the Bank owed $630,000 and $130,000 to affiliates for origination fees, monthly servicing fees on loans, charges for corporate overhead, legal and business development expenses due to the affiliates, partially offset by payments due the Bank from collection of loan payments by affiliates. The bank reimbursed the parent for expenses incurred on its behalf of $215,000, $192,000, and $173,000 for 2009, 2008, and 2007.

8.	401(k) plan

The Bank participates in the 401(k) plan offered by Medallion. The 401(k) Plan covers all full and part-time employees of the Bank who have attained the age of 21 and have a minimum of one year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided however, that employees’ contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. At the discretion of Medallion’s Board of Directors, the Bank can provide for employer matching contributions. Medallion has elected to match employee contributions up to one-third of the employee’s contribution, but not greater than 2% of the portion of the employee’s annual salary eligible for 401(k) benefits. For the years ended December 31, 2009, 2008, and 2007, the Bank provided $14,000, $20,000, and $15,000 in employer matching, which amount is included in salaries and benefits expense on the accompanying statement of operations.

9.	Commitments and contingencies

Lines of credit – At December 31, 2009, the Bank had unsecured Federal Funds lines with correspondent banks of $30,000,000.

Loans – At December 31, 2009, the Bank had commitments to extend credit of $32,099,000 to asset-based customers as long as there is no violation of any condition established in the contract. The Bank had commitments to extend credit of $6,000 to real estate customers for unfunded amounts. The Bank had commitments to extend credit of $416,000 to taxi medallion customers for unfunded amounts.

Leases – The Bank leases office space under a non-cancelable operating lease that expires November 2012. Rental expense related to the lease was $130,000, $120,000, and $111,000 for the years ended December 31, 2009, 2008, and 2007. The Bank has the option to extend the lease term for an additional five years.

Future minimum lease payments under this operating lease as of December 31, 2009 were as follows:

2010	$125,446
2011	129,208
2012	121,691
2013	—
2014	—

Total	$376,345

10.	Capital requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, and that a ratio of Tier 1 Capital as defined in section 325.2 of the FDIC Rules and Regulations (12 C.F.R. § 325.2), to total assets of not less than 15% will be maintained, and an adequate allowance for loan losses shall be maintained and no dividends shall be paid throughout the first three years of operation. As of December 31, 2009, the Bank’s Tier 1 leverage capital ratio was 19.5%.

The Bank’s actual and the regulatory minimum capital amounts and ratios as of December 31, 2009 and 2008 are presented in the following tables.

	As of December 31, 2009		As of December 31, 2008		Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to average assets)	$88,811,000	19.5%	$63,808,000	14.7%	4.0%	5.0%
Tier 1 Capital (to risk-weighted assets)	88,811,000	20.0	63,808,000	15.3	4.0	6.0
Total Capital (to risk-weighted assets)	94,455,000	21.3	69,105,000	16.5	8.0	10.0

11.	Fair value of financial instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of fair value information about certain financial instruments, whether assets, liabilities, or off-balance-sheet commitments, if practicable. The following methods and assumptions were used to estimate the fair value of each class of financial instrument. Fair value estimates that were derived from broker quotes cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

(a) Loans – Current market value most closely approximates book value.

(b) Investments - The Bank’s investments are recorded at the estimated fair value of such investments.

(c) Cash – book value equals market value.

(d) Floating rate borrowings - Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(e) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2009 and 2008, the estimated fair value of these off-balance-sheet instruments was not material.

(f) Fixed rate borrowings - The fair value of time deposits issued is estimated based on current market interest rates for similar debt.

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Loans	$418,853	$418,853	$396,103	$396,103
Investment securities	21,061	21,061	20,088	20,088
Cash	13,340	13,340	9,401	9,401
Accrued interest receivable	3,350	3,350	3,372	3,372
Financial Liabilities
Funds borrowed	371,719	371,719	366,408	366,408
Accrued interest payable	1,508	1,508	3,656	3,656

12.	Fair value of assets and liabilities

The Company follows the provisions of FASB ASC Topic 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for a substantially all of its financial instruments at fair value or considers fair value in its measurement, in accordance with the accounting guidance for investment companies. See Note 1 “Fair value of financial instruments” and “Fair value of assets and liabilities” for a description of our valuation methodology which is unchanged during 2009.

In accordance with FASB ASC Topic 820, the Bank has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3).

As required by FASB ASC Topic 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a level 3 fair value measurement may include inputs that are observable (level 1 and 2) and unobservable (level 3). Therefore gains and losses for such assets and liabilities categorized within the level 3 table below may include changes in fair value that are attributable to both observable inputs (level 1 and 2) and unobservable inputs (level 3).

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

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008.

2009 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$21,061	$—	$21,061

(1)	Total realized and unrealized gains (losses) of $97 were included in accumulated other comprehensive income (loss) for 2009 related to these assets.

2008 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$20,088	$—	$20,088

(1)	Total realized and unrealized gains (losses) of ($64) were included in accumulated other comprehensive income (loss) for 2008 related to these assets.

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009 and 2008.

2009 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$3,984	$3,984

(1)	Total unrealized losses of $304 for impaired loans were included in income for 2009 related to these assets.

2008 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$3,935	$3,935

(1)	Total unrealized losses of $571 for impaired loans were included in income for 2008 related to these assets.

13.	Troubled Assets Relief Program (TARP)

On February 27, 2009, Medallion Bank issued and sold, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP), (1) 11,800 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant, which was immediately exercised, to purchase up to 590 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, for an aggregate purchase price of approximately $11,800,000 in cash. On December 22, 2009, Medallion Bank issued and sold, and the US Treasury purchased under the CPP, (1) 9,698 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, and (2) a warrant, which was immediately exercised, to purchase up to 55 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D, for an aggregate purchase price of approximately $9,698,000 in cash. The liquidation preference of each Series is $1,000 per share.

The securities were sold in private placements exempt from SEC registration.

Non-cumulative dividends on the Series A and C shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, and the dividends on the Series B and D shares will accrue on the liquidation preference at a rate of 9% per annum, both, if, as, and when declared by Medallion Bank’s Board of Directors out of funds legally available thereof. The Preferred Shares have no maturity date and rank senior to Medallion Bank’s common stock (and pari passu with one another) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of Medallion Bank. Medallion Bank’s Articles of Amendments provide that, subject to the approval of the FDIC, the Preferred Shares are redeemable at the option of Medallion Bank at 100% of their liquidation preference plus declared and unpaid dividends, provided, however, that the Preferred Shares may be redeemed prior to February 27, 2012 and December 22, 2012, respectively, only if (i) Medallion Bank has raised aggregate gross proceeds in one or more Qualified Equity Offerings, as defined, of at least $3,097,500 and $2,438,250, respectively and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such offerings. The Series B shares cannot be redeemed until the Series A shares have been redeemed and the Series D shares cannot be redeemed until the Series A, B, and C shares have been redeemed.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the ARRA) was signed into law. The ARRA, among other things, directs the US Treasury to permit CPP participants to redeem the preferred stock issued under the CPP without first requiring a Qualified Equity Offering, upon consultation with the appropriate Federal banking agency.

The agreements between Medallion Bank and the US Treasury pursuant to which the Preferred Shares and the Warrants were sold contain limitations on the payment of common stock dividends to a quarterly rate of $1.00 per share or $1,000,000, and on Medallion Bank’s ability to repurchase its common stock, and subjects Medallion Bank and Medallion to certain of the executive compensation limitations and requirements included in the Emergency Economic Stabilization Act of 2008 (the EESA). As a condition to the closing of the transactions, the Company and its senior executive officers have agreed to all terms and conditions.

The final rule promulgated pursuant to Section 111 of the EESA, as amended by the ARRA, prescribes certain standards for compensation and corporate governance for CPP participants (which the Company believes to include parent companies such as the Company), which include, among other things, (i) the repayment by the senior executive officers and the next twenty most highly compensated employees of any bonus, retention award, or incentive compensation if the payment was based on materially inaccurate financial information or other materially inaccurate performance metric criteria; (ii) the prohibition of any payment for departure from a CPP participant or change of control event of a CPP participant, other than a payment for services performed or benefits accrued, to the senior executive officers and the next five most highly compensated employees; (iii) the prohibition of the payment or accrual of any bonus, retention award, or incentive compensation to a CPP participant’s most highly compensated employee except through restricted stock with delayed vesting and subject to dollar limits; and (iv) the prohibition from providing tax gross-ups or other reimbursements for the payment of taxes to senior executive officers and the next twenty most highly compensated employees relating to severance payments, perquisites, or any other form of compensation. The final rule further requires (i) at least once every six months, the compensation committees of CPP participants to meet to discuss, evaluate, and review the CPP participant’s compensation plans and the risks these plans pose to the CPP participant and annually in the CPP participant’s proxy statement describe how such risks were limited and certify that the compensation committee has completed its reviews of the plans and provide such disclosures and certifications to the Treasury; (ii) CPP participants to disclose to the Treasury and their primary federal regulator on an annual basis, perquisites with a total value over $25,000 for any employee who is subject to the bonus prohibition; (iii) CPP participants to disclose to the Treasury and their primary federal regulator whether they have engaged a compensation consultant and indicate the types of services the compensation consultant or any of its affiliates has provided during the past three years, including any “benchmarking” or comparisons employed to identify certain percentile levels of compensation; (iv) CPP participants to adopt an excessive or luxury expenditures policy; (v) CPP participants to permit stockholders to vote on a non-binding resolution approving the institution’s compensation of executives; and (vi) the principal executive officer and principal financial officer of CPP participants to annually certify compliance of the CPP participant with Section 111 of EESA and provide these certifications as an exhibit to the CPP participant’s annual report on Form 10-K and to the Treasury.

14.	Subsequent Events

We have evaluated subsequent events that have occurred through March 12, 2010, the date of financial statement issuance.