Form 10-Q
period 2010-03-31
MEDALLION FINANCIAL CORP
filed 2010-05-07
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 6, 2010 was 17,575,877.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 7%, and our commercial loan portfolio at a compound annual growth rate of 4% (both 10% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 13%. Total assets under our management, which includes assets serviced for third party investors and managed by Medallion Bank, were $1,026,536,000 as of March 31, 2010, and $1,039,840,000 and $1,069,153,000 as of December 31, 2009 and March 31, 2009, and have grown at a compound annual growth rate of 13% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $146,867,000 or $9.40 per share.

We conduct our business through various wholly-owned investment company subsidiaries including:

•	Medallion Funding LLC, or Medallion Funding, a Small Business Investment Company, or SBIC, and a regulated investment company, or RIC, our primary taxicab medallion lending company;

•	Medallion Capital, Inc., or Medallion Capital, an SBIC and a RIC, which conducts a mezzanine financing business; and

•	Freshstart Venture Capital Corp., or Freshstart, an SBIC and a RIC, which originates and services taxicab medallion and commercial loans.

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

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2010.

Our consolidated balance sheet as of March 31, 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for the three months ended March 31, 2010 and 2009 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2010 and 2009, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2010	2009
Interest income on investments	$7,904	$9,393
Dividends and interest income on short-term investments (1)	1,027	1,044
Medallion lease income	299	297

Total investment income	9,230	10,734

Total interest expense (2)	3,514	4,645

Net interest income	5,716	6,089

Total noninterest income	796	699

Salaries and benefits	3,056	3,114
Professional fees	591	403
Occupancy expense	334	293
Other operating expenses (3)	299	1,069

Total operating expenses	4,280	4,879

Net investment income before income taxes (1) (4)	2,232	1,909
Income tax (provision) benefit	—	—

Net investment income after income taxes	2,232	1,909

Net realized losses on investments	(8,222)	(364)

Net change in unrealized appreciation (depreciation) on investments	(1,244)	867
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries	7,343	(523)

Net unrealized appreciation on investments	6,099	344

Net realized/unrealized losses on investments	(2,123)	(20)

Net increase in net assets resulting from operations	$109	$1,889

Net increase in net assets resulting from operations per common share
Basic	$0.01	$0.11
Diluted	0.01	0.11

Dividends declared per share	$0.15	$0.19

Weighted average common shares outstanding
Basic	17,575,877	17,555,799
Diluted	17,714,766	17,649,531

(1)	Includes $1,000 of dividend income for the three months ended March 31, 2010 and 2009 from Medallion Bank.
(2)	Average borrowings outstanding were $366,102 and $452,771, and the related average borrowing costs were 3.89% and 4.16% for the 2010 and 2009 first quarters.
(3)	Includes $495 of expense reversals related to the costs of winding up the operations of the SPAC’s in the 2010 first quarter that were reclassified to realized losses on investments, and $217 that was reversed as a result of favorable negotiations with the creditors of SPAC. See Notes 7 and 10 for additional information.
(4)	Includes $832 and $594 of net revenues received from Medallion Bank for the three months ended March 31, 2010 and 2009, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	UNAUDITED March 31, 2010	December 31, 2009
Assets
Medallion loans, at fair value	$311,496	$321,915
Commercial loans, at fair value (1)	73,522	77,922
Investment in Medallion Bank and other controlled subsidiaries, at fair value	72,598	72,279
Equity investments, at fair value	3,176	3,017
Investment securities, at fair value	—	—

Net investments ($241,810 at March 31, 2010 and $261,332 at December 31, 2009 pledged as collateral under borrowing arrangements)	460,792	475,133
Cash and cash equivalents ($0 at March 31, 2010 and December 31, 2009 restricted as to use by lender)	19,840	33,401
Accrued interest receivable	1,693	1,661
Fixed assets, net	289	302
Goodwill, net	5,069	5,069
Other assets, net	40,643	39,608

Total assets	$528,326	$555,174

Liabilities
Accounts payable and accrued expenses(2)	$5,789	$7,468
Accrued interest payable	886	2,207
Funds borrowed	361,146	382,522

Total liabilities	367,821	392,197

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 18,990,119 shares at March 31, 2010 and December 31, 2009 issued)	190	190
Treasury stock at cost (1,414,242 shares at March 31, 2010 and December 31, 2009)	(13,012)	(13,012)
Capital in excess of par value	178,900	178,845
Accumulated undistributed net investment loss	(17,914)	(9,665)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	12,341	6,619

Total shareholders’ equity (net assets)	160,505	162,977

Total liabilities and shareholders’ equity	$528,326	$555,174

Number of common shares outstanding	17,575,877	17,575,877
Net asset value per share	$9.13	$9.27

(1)	Includes a $3,100 loan to an entity which is majority owned by one of our controlled subsidiaries.
(2)	Includes $909 of costs related to the winding up of operations of the SPAC’s. See Notes 7 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2010	2009
Net investment income after income taxes	$2,232	$1,909
Net realized losses on investments	(8,222)	(364)
Net unrealized appreciation on investments	6,099	344

Net increase in net assets resulting from operations	109	1,889

Investment income, net	(2,636)	(3,337)
Realized gain from investment transactions, net	—	—

Dividends and distributions to shareholders (1)	(2,636)	(3,337)

Stock options	55	151
Treasury stock acquired	—	—

Capital share transactions	55	151

Total decrease in net assets	(2,472)	(1,297)
Net assets at the beginning of the period	162,977	174,946

Net assets at the end of the period (2)	$160,505	$173,649

Capital share activity
Common stock issued, beginning of period	18,990,119	18,963,466
Exercise of stock options	—	16,547

Common stock issued, end of period	18,990,119	18,980,013

Treasury stock, beginning of period	(1,414,242)	(1,414,242)
Treasury stock acquired	—	—

Treasury stock, end of period	(1,414,242)	(1,414,242)

Common stock outstanding	17,575,877	17,565,771

(1)	Dividends declared were $0.15 and $0.19 per share for the quarters ended March 31, 2010 and 2009.
(2)	Includes $4,795 of undistributed net investment income and $0 of undistributed net realized gains on investments at March 31, 2010.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$109	$1,889
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	293	416
Amortization (accretion) of origination costs	(79)	31
Increase in net unrealized (appreciation) depreciation on investments	1,244	(867)
Increase in unrealized (appreciation) depreciation on Medallion Bank and other controlled subsidiaries	(7,343)	523
Net realized losses on investments	8,222	364
Stock-based compensation expense	55	62
Increase in accrued interest receivable	(33)	(7)
(Increase) decrease in other assets, net	243	(2,002)
Decrease in accounts payable and accrued expenses	(1,679)	(1,275)
Decrease in accrued interest payable	(1,321)	(1,237)

Net cash used for operating activities	(289)	(2,103)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(30,937)	(51,336)
Proceeds from principal receipts, sales, and maturities of investments	42,155	52,749
Investments in Medallion Bank and other controlled subsidiaries, net	(437)	(1,782)
Capital expenditures	(40)	(12)

Net cash provided (used for) by investing activities	10,741	(381)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	19,237	119,307
Repayments of funds borrowed	(40,614)	(121,546)
Proceeds from exercise of stock options	—	89
Payments of declared dividends	(2,636)	(3,337)

Net cash used for financing activities	(24,013)	(5,487)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,561)	(7,971)
Cash and cash equivalents, beginning of period	33,401	32,075

Cash and cash equivalents, end of period	$19,840	$24,104

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$4,595	$5,537
Cash paid during the period for income taxes	—	—
Non-cash investing activities-net transfer to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

In December 2008, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $201,200,000 at March 31, 2010, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,169,000 at March 31, 2010, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

In December 2006, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust II (Trust II), for the purpose of owning medallion loans originated by MFC or others. Trust II was a separate legal and corporate entity with its own creditors who, in any liquidation of Trust II, would have been entitled to be satisfied out of Trust II’s assets prior to any value in Trust II becoming available to Trust II’s equity holders. In 2010, Trust II ceased operations and its assets were reduced to $0.

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 16% of the investment portfolio at March 31, 2010 and December 31, 2009, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $1,371,000 and

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

$1,212,000 at March 31, 2010 and December 31, 2009, and non-marketable securities of $1,805,000 and $1,805,000 in the comparable periods. The $72,598,000 and $72,279,000 related to portfolio investments in controlled subsidiaries at March 31, 2010 and December 31, 2009 were all non-marketable in each period. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 67% and 68% of the Company’s investment portfolio at March 31, 2010 and December 31, 2009 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 75% and 76% were in New York City at March 31, 2010 and December 31, 2009. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (16% at both March 31, 2010 and December 31, 2009) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, wholesaling, administrative and support services, accommodation and food services, and various other industries. More than 15% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 16%, 1%, and 0% at March 31, 2010 and 15%, 1%, and 0% at December 31, 2009.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 58% and 57% at March 31, 2010 and December 31, 2009 (75% in New York City for both periods), commercial loans were 17% and 18%, and 22% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, and trailers. Investment securities were 2% at March 31, 2010 and December 31, 2009, and equity investments (including investments in controlled subsidiaries) were 1%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2010 and December 31, 2009, net loan origination fees were $74,000 and $41,000. Net amortization income (expense) for the three months ended March 31, 2010 and 2009 was $71,000 and ($31,000).

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At March 31, 2010 and December 31, 2009, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2010 and 2009.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At March 31, 2010, December 31, 2009, and March 31, 2009, total nonaccrual loans were $22,546,000, $19,784,000, and $25,173,000, and represented 6%, 5%, and 5% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $7,834,000, $7,114,000, and $4,966,000 as of March 31, 2010, December 31, 2009, and March 31, 2009, of which $721,000 and $861,000 would have been recognized in the quarters ended March 31, 2010 and 2009.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company was $338,696,000 and $321,875,000 at March 31, 2010 and December 31, 2009, and included $241,383,000 and $229,810,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of March 31, 2010 and December 31, 2009.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments was $12,341,000, $6,619,000, and $11,803,000 as of March 31, 2010, December 31, 2009, and March 31, 2009. Our investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the quarters ended March 31, 2010 and 2009.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2009	($4,236)	($8,101)	$18,956	$6,619
Net change in unrealized
Appreciation on investments	—	162	1,516	1,678
Depreciation on investments	(3,678)	(510)	—	(4,188)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments (1)	—	8,232	—	8,232

Balance March 31, 2010	($7,914)	($217)	$20,472	$12,341

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2008	($5,115)	$437	$15,614	$10,936
Net change in unrealized
Appreciation on investments	—	(656)	1,837	1,181
Depreciation on investments	(621)	(63)	—	(684)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	370	—	—	370

Balance March 31, 2009	($5,366)	($282)	$17,451	$11,803

(1)	Represents the writeoffs related to the investments in SPAC and SPAC 2. See Note 10 for additional information on these investments.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the quarters ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$162	($656)
Unrealized depreciation	(3,681)	(684)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries (1)	7,343	(523)
Realized gains	—	—
Realized losses (2)	759	370
Unrealized gains on foreclosed properties	1,516	1,837

Total	$6,099	$344

Net realized gains (losses) on investments
Realized gains	$—	$—
Realized losses (3)	(8,232)	(370)
Other gains	—	—
Direct recoveries	10	6
Realized gains on foreclosed properties	—	—

Total	($8,222)	($364)

(1)	Includes $6,965 of net unrealized depreciation related to the investment in SPAC, including $508 that was recorded during the 2010 first quarter, that was reversed during the 2010 first quarter upon the writeoff of the SPAC investment.
(2)	Reflects the writeoff of the investment in SPAC 2 in the 2010 first quarter.
(3)	Represents the writeoffs related to the investments in SPAC and SPAC 2 in the 2010 first quarter. See Note 10 for additional information on these investments.

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of March 31, 2010. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $53,000 and $71,000 for the quarters ended March 31, 2010 and 2009.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $240,000 and $345,000 for the quarters ended March 31, 2010 and 2009. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $3,735,000, $3,975,000, and $5,720,000 as of March 31, 2010, December 31, 2009, and March 31, 2009.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31,2010

qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2008 and 2007, and anticipates qualifying and filing as a RIC for 2009. As a result, no provisions for income taxes have been recorded for the three months ended March 31, 2010 and 2009. State and local tax treatment follows the federal model.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Net increase in net assets resulting from operations available to common shareholders	$109	$1,889

Weighted average common shares outstanding applicable to basic EPS	17,575,877	17,555,799
Effect of dilutive stock options	138,889	93,732

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,714,766	17,649,531

Basic earnings per share	$0.01	$0.11
Diluted earnings per share	0.01	0.11

Potentially dilutive common shares excluded from the above calculations aggregated 1,044,935 and 1,351,060 shares as of March 31, 2010 and 2009.

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

The Company elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During the three months ended March 31, 2010 and 2009, the Company issued 0 shares of stock-based compensation awards, and recognized $55,000 and $62,000, or $0.00 per diluted common share for each period, of non-cash stock-based compensation expense related to the option grants. As of March 31, 2010, the total remaining unrecognized compensation cost related to unvested stock options was $216,000, which is expected to be recognized over the next nine quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. During 2009, the Company entered into contracts to purchase interest rate caps on $252,000,000 notional value of principal from various multinational banks, of which $170,000,000 are active with termination dates ranging to June 2011. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. The caps were fully expensed in 2009, including $7,000 in the 2009 first quarter, and are carried at $0 on the balance sheet at March 31, 2010.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statements of operations and other valuation adjustments on other controlled subsidiaries for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Statement of operations
Investment income	$11,073	$10,813
Interest expense	1,918	3,467

Net interest income	9,155	7,346
Noninterest income	195	104
Operating expenses	2,431	2,391

Net investment income before income taxes	6,919	5,059
Income tax provision	(1,130)	(207)

Net investment income after income taxes	5,789	4,852
Net realized/unrealized losses of Medallion Bank	(3,807)	(3,911)

Net increase in net assets resulting from operations of Medallion Bank	1,982	941
Unrealized depreciation on Medallion Bank (1)	(1,332)	(1,140)
Net realized/unrealized losses of controlled subsidiaries other than Medallion Bank	6,693	(324)

Net increase (decrease) in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$7,343	($523)

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of March 31, 2010 and December 31, 2009.

(Dollars in thousands)	2010	2009
Loans	$426,181	$418,853
Investment securities, at fair value	19,451	21,060

Net investments ($0 pledged as collateral under borrowing arrangements at March 31, 2010 and December 31, 2009) (1)	445,632	439,913
Cash ($0 at March 31, 2010 and December 31, 2009 restricted as to use by lender)	17,050	13,340
Other assets, net	11,212	11,935

Total assets	$473,894	$465,188

Other liabilities	$3,511	$2,462
Due to affiliates	895	630
Deposits and federal funds purchased, including accrued interest payable	379,970	373,228

Total liabilities	384,376	376,320
Medallion Bank equity (2)	89,518	88,868

Total liabilities and equity	$473,894	$465,188

Investment in other controlled subsidiaries	$3,684	$4,280
Total investment in Medallion Bank and other controlled subsidiaries	$72,598	$72,279

(1)	Included in Medallion Bank’s net investments is $470 and $528 for purchased loan premium at March 31, 2010 and December 31, 2009.
(2)	Includes $21,498 of preferred stock issued to the US Treasury under the Troubled Asset Relief Program (TARP).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At March 31, 2010 and December 31, 2009, the net premium on investment securities totaled $162,000 and $185,000, and $24,000 and $12,000 was amortized into interest income for the quarters ended March 31, 2010 and 2009.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At March 31, 2010, $2,187,000 or 1% of consumer loans, $1,124,000 or 2% of commercial loans, and $0 or 0% of medallion loans were on nonaccrual, compared to $3,321,000 or 2% of consumer loans, $1,124,000 or 2% of commercial loans, and $0 or 0% of medallion loans on nonaccrual at December 31, 2009, and $2,192,000 or 1% of consumer loans, $3,323,000 or 4% of commercial loans, and $0 or 0% of medallion loans on nonaccrual at March 31, 2009. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $114,000, $160,000, and $110,000 as of March 31, 2010, December 31, 2009, and March 31, 2009.

Medallion Bank’s loan and investment portfolios are assessed for collectability on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. The consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000, of which $57,000 and $93,000 was amortized into interest income in the quarters ended March 31, 2010 and 2009. The premium amount on the balance sheet was $470,000 and $528,000 at March 31, 2010 and December 31, 2009. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described previously in Note 2.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.15% to 0.50%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at March 31, 2010 and December 31, 2009 was $675,000 and $670,000, and $250,000 and $253,000 was amortized to interest expense during the quarters ended March 31, 2010 and 2009. Interest on the deposits is accrued daily and paid monthly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending March 31,						March 31, 2010	December 31, 2009	Interest Rate (1)
(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter
Deposits	$247,954	$105,751	$24,388	$—	$—	$—	$378,093	$371,719	1.65%

(1)	Weighted average contractual rate as of March 31, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, that the Tier I Leverage Capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including $1,750,000 contributed in the 2009 first quarter. Separately, Medallion Bank paid dividends to the Company of $1,000,000 in each of the 2010 and 2009 first quarters.

On February 27, 2009, Medallion Bank issued and sold, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP), (1) 11,800 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and (2)

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

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

Non-cumulative dividends on the Series A and C shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, and the dividends on the Series B and D shares will accrue on the liquidation preference at a rate of 9% per annum, both, if, as, and when declared by Medallion Bank’s Board of Directors out of funds legally available thereof. The Preferred Shares have no maturity date and rank senior to Medallion Bank’s common stock (and pari passu with one another) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of Medallion Bank. Medallion Bank’s Articles of Amendments provide that, subject to the approval of the FDIC, the Preferred Shares are redeemable at the option of Medallion Bank at 100% of their liquidation preference plus declared and unpaid dividends, provided, however, that the Preferred Shares may be redeemed prior to February 27, 2012 and December 22, 2012, respectively, only if (i) Medallion Bank has raised aggregate gross proceeds in one or more Qualified Equity Offerings, as defined, of at least $3,097,500 and $2,438,250, respectively, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such offerings. The Series B shares cannot be redeemed until the Series A shares have been redeemed and the Series D shares cannot be redeemed until the Series A, B, and C shares have been redeemed.

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

The following table represents Medallion Bank’s actual capital amounts and related ratios as of March 31, 2010 and December 31, 2009, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of March 31, 2010, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory		March 31, 2010	December 31, 2009
(Dollars in Thousands)	Minimum	Well-capitalized
Tier I capital	—	—	$89,343	$88,811
Total capital	—	—	95,074	94,455
Average assets	—	—	465,972	456,681
Risk-weighted assets	—	—	450,371	443,566
Leverage ratio (1)	4%	5%	19.2%	19.5%
Tier I capital ratio (2)	4	6	19.8	20.0
Total capital ratio (2)	8	10	21.1	21.3

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending March 31,						March 31, 2010	December 31, 2009	Interest Rate (1)
(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter
Revolving lines of credit	$—	$—	$—	$179,364	$—	$—	$179,364	$197,362	1.11%
SBA debentures	—	28,485	19,300	9,150	10,000	21,315	88,250	88,250	6.09%
Notes payable to banks	17,853	34,520	8,159	—	—	—	60,532	63,910	4.52%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.68%

Total	$17,853	$63,005	$27,459	$188,514	$10,000	$54,315	$361,146	$382,522	3.50%

(1)	Weighted average contractual rate as of March 31, 2010.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $179,364,000 was outstanding at March 31, 2010. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.25% at March 31, 2010) plus 0.75%, or 90 day LIBOR (0.29% at March 31, 2010) plus 0.50%; plus 0.95%.

In December 2006, and as renegotiated in December 2007, November 2008, and November 2009, Trust II entered into a revolving line of credit agreement with Citibank N.A., to provide up to $250,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (Citi line), which was paid off in March 2010, in advance of the May 2010 maturity. In November 2008, the line of credit was reduced to $225,000,000, and was further reduced to $35,000,000 in November 2009. Borrowings under Trust II’s revolving line of credit were collateralized by Trust II’s assets. MFC was the servicer of the loans owned by Trust II. The Citi line included a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests were not met, MFC could have been replaced as the servicer. The interest rate was a pooled short-term commercial paper rate, which approximated LIBOR (0.25% at March 31, 2010), plus 1.07% with a facility fee of 1.50% on the aggregate Citi line, and prior to November 2009 was plus 0.82% with a facility fee of 0.15% on the aggregate Citi line, and prior to November 2008 was plus 0.47% with a facility fee of 0.15%.

(B) SBA DEBENTURES

In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of March 31, 2010, $91,000,000 of commitments had been fully utilized, and there were no unfunded commitments outstanding.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

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

(C) PREFERRED SECURITIES AND NOTES PAYABLE TO BANKS

In August 2009, MFC entered into a note agreement with Alma Bank for $4,033,000. This agreement is collateralized by certain medallion loans owned by MFC of which $3,995,000 was outstanding at March 31, 2010. The note agreement bears a fixed rate of interest of 4.50% to August 2010, and thereafter a variable rate of interest of the greater of 4.50% or prime (3.25% at March 31, 2010) plus 0.25%. The note matures in June 2011. Principal and interest payments are made monthly in proportion to the payments received by MFC on the underlying medallion loan collateral.

In July 2009, MFC entered into a note agreement with State Bank of Long Island (SBLI) for $4,793,000. This agreement is collateralized by certain medallion loans owned by MFC of which $4,660,000 was outstanding at March 31, 2010. The note agreement bears a fixed rate of interest of 4.70% to July 2010, and thereafter a variable rate of interest of the greater of 4.70% or 360 day LIBOR (0.91% at March 31, 2010) plus 2.00%. The note matures in June 2011. Principal and interest payments are made monthly in proportion to the payments received by MFC on the underlying medallion loan collateral.

In March 2009, MFC entered into a note agreement with Modern Bank for $4,227,000. This agreement is collateralized by certain medallion loans owned by MFC of which $4,227,000 was outstanding at March 31, 2010. The note agreement bears a fixed rate of interest of 4.625% to March 2010, and thereafter a variable rate of interest of the greater of 4.625% or prime (3.25% at March 31, 2010) plus 1.375%, reset annually. The note matures in October 2011. Principal and interest payments are made monthly in proportion to the payments received by MFC on the underlying medallion loan collateral.

During 2009, MFC and the Company entered into five note agreements with Flushing Savings Bank for $5,919,000, $4,785,000, $7,319,000, $3,164,000, and $3,716,000. These agreements are collateralized by certain medallion loans owned by MFC and the Company of which $5,918,000, $4,785,000, $3,393,000, $3,102,000, and $3,374,000 were outstanding at March 31, 2010. These note agreements bear fixed rates of interest of 5.50%, 5.25%, 5.125%, 4.70% (until June 30, 2010, after which the rate will be the greater of 4.70% or prime plus 0.50%), and 4.75% (until November 10, 2010, after which the rate will be the greater of 4.75% or prime plus 0.25% reset annually). The notes mature June 2011, October 2011, July 2012, and various dates based on the maturities of the underlying medallion loan collateral (ranging from March 2010 to January 2012), and November 2012. Principal and interest payments are made monthly in proportion to the payments received by MFC and the Company on the underlying medallion loan collateral.

In April 2008, certain operating subsidiaries of MFC entered into an aggregate $1,800,000 of note agreements with SBLI. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $1,701,000 was outstanding at March 31, 2010. The note agreements bear interest at 5.50%, payable monthly. The notes mature May 1, 2011 and are guaranteed by both the Company and MFC. Principal and interest payments of $12,000 are due monthly, with the balance due at maturity.

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR plus 2.125%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At March 31, 2010, $33,000,000 was outstanding on the preferred securities.

In December 2006, certain operating subsidiaries of MFC entered into an aggregate $966,000 of note agreements with New York Commercial Bank, which was increased by $756,000 in January 2007, by $2,250,000 in May 2007, and by $1,572,000 in May 2008 to an aggregate of $5,544,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $4,712,000 was outstanding at March 31, 2010. The note agreements bear interest at 5.50%, payable monthly. The notes mature May 14, 2011, and are guaranteed by both the Company and MFC. Principal and interest payments of $38,000 are due monthly, with the balance due at maturity.

In October 2006, certain operating subsidiaries of MFC entered into an aggregate $840,000 of note agreements with Metropolitan Bank of New York, which was increased by $2,250,000 in May 2007 and by $1,302,000 in June 2008, to an aggregate of $4,392,000. These agreements are collateralized by certain taxicab medallions owned by Medallion Chicago of which $4,165,000 was outstanding at March 31, 2010. The note agreements bear interest at 5.75%, payable monthly. The notes mature July 1, 2011 and are guaranteed by MFC. Principal and interest payments of $33,000 are due monthly, with the balance due at maturity.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

In January 2005, MFC entered into a $4,000,000 revolving note agreement with New York Commercial Bank, formerly known as Atlantic Bank of New York, that matured on December 1, 2005, and which maturity was extended to May 1, 2010. On March 6, 2006, the line of credit was increased to $6,000,000, and was further increased to $8,000,000 in March 2007. The line is secured by medallion loans of MFC that are in process of being sold to the Trusts, any draws being payable from the receipt of proceeds from the sale. The line bears interest at the prime rate (3.25% at March 31, 2010) plus 0.50% from July 2009, and prior to that was at the prime rate minus 0.25%, payable monthly. As of March 31, 2010, $0 had been drawn down under this line.

On April 26, 2004, the Company entered into a $15,000,000 revolving note agreement with Sterling National Bank that was further extended to May 31, 2010 and was increased to $20,000,000. The line is secured by certain pledged assets of the Company, and is subject to periodic borrowing base requirements. Effective August 2006, the line bears interest, payable monthly, at LIBOR (0.25% at March 31, 2010) plus 2.0% with an unused fee of 0.25% as of September 30, 2009, and prior to that with no unused fee, and prior to that was at the prime rate, and was subject to an unused fee of 0.125%, and since February 2009, is subject to an interest rate floor of 3%. As of March 31, 2010, $16,500,000 had been drawn down under this line.

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

(5) STOCK OPTIONS

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At March 31, 2010, 217,067 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the 2006 Director Plan. At March 31, 2010, 10,000 shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At March 31, 2010, 1,459,265 shares of the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,103,034 shares were exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the 2010 and 2009 first quarters. The following assumption categories are used to determine the value of any grants.

Three Months Ended March 31,
	2010	2009
Risk free interest rate	NA	NA
Expected dividend yield	NA	NA
Expected life of option in years (1)	NA	NA
Expected volatility (2)	NA	NA

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the periods ended March 31, 2010 and December 31, 2009.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,729,187	$3.50 - 18.75	$10.25
Granted	68,667	7.49 - 7.62	7.57
Cancelled	(295,269)	7.68 - 18.75	16.68
Exercised	(26,653)	3.50 - 5.51	4.87

Outstanding at December 31, 2009	1,475,932	3.50 - 17.94	8.93
Granted	—	—	—
Cancelled	(16,667)	17.94	17.94
Exercised (1)	—	—	—

Outstanding at March 31, 2010 (2)	1,459,265	$3.50 - 15.56	$8.83

Options exercisable at March 31, 2010 (2)	1,103,034	$3.50 - 15.56	$8.76

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 and $11,000 for the 2010 and 2009 first quarters.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2010 and the related exercise price of the underlying options, was $1,111,000 for outstanding options and $1,081,000 for exercisable options as of March 31, 2010.

The following table presents the activity for the unvested options outstanding under the plans for the quarter ended March 31, 2010.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2009	391,370	$7.49 - 11.24	$9.20
Granted	—	—	—
Cancelled	—	—	—
Vested	(35,139)	9.99 - 11.21	10.73

Outstanding at March 31, 2010	356,231	$7.49 - 11.24	$9.04

The fair value of the options vested was $0 for the 2010 first quarter.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2010 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding			Options Exercisable
	Weighted average			Weighted average
Range of Exercise Prices	Shares at March 31, 2010	Remaining contractual life in years	Exercise price	Shares at March 31, 2010	Remaining contractual life in years	Exercise price
$ 3.50-5.51	350,997	2.29	$4.91	350,997	2.29	$4.91
6.89-13.06	1,081,320	6.60	9.95	725,089	5.84	10.39
14.63-15.56	26,948	0.68	14.98	26,948	0.68	14.98

$3.50-18.75	1,459,265	5.46	8.83	1,103,034	4.59	8.76

(6) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Servicing fees	$635	$417
Prepayment penalties	91	138
Late charges	44	60
Other	26	84

Total noninterest income	$796	$699

The increase in servicing fees in 2010 primarily reflected the fees earned on the larger serviced Medallion Bank portfolio. Prepayment penalties decreased in the 2010 first quarter compared to the 2009 first quarter due to a lower level of prepayment activity. The higher other income in 2009 first quarter included miscellaneous fee income received from portfolio companies and management fees paid by SPAC.

The major components of other operating expenses were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Loan collection and other investment costs	($690)	$103
Miscellaneous taxes	219	112
Travel, meals, and entertainment	162	213
Directors’ fees	138	126
Office expense	88	112
Depreciation and amortization	53	71
Insurance	49	70
Other expenses	280	262

Total operating expenses	$299	$1,069

Loan collection and other investment costs decreased reflecting a $495,000 expense reversal related to the costs of winding up the operations of the SPAC’s in the 2010 first quarter that were reclassified to realized losses on investments, and $217,000 that was reversed as a result of favorable negotiations with the creditors of SPAC. Miscellaneous taxes were higher in the 2010 first quarter due to higher franchise and excise taxes. Travel, meals, and entertainment decreased due to a decrease in investment development activities.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2010	2009
Net share data
Net asset value at the beginning of the period	$9.27	$9.97
Net investment income	0.13	0.11
Income tax (provision) benefit	—	—
Net realized losses on investments	(0.46)	(0.02)
Net change in unrealized appreciation on investments	0.34	0.02

Net increase in net assets resulting from operations	0.01	0.11
Issuance of common stock	—	0.00
Repurchases of common stock	—	—
Distribution of net investment income	(0.15)	(0.19)
Distribution of net realized gains on investments	—	—

Total increase (decrease) in net asset value	(0.14)	(0.08)

Net asset value at the end of the period (1)	$9.13	$9.89

Per share market value at beginning of period	$8.17	$7.63
Per share market value at end of period	7.96	7.41
Total return (2)	(3%)	(1%)

Ratios/supplemental data
Average net assets	$162,806	$174,822
Total expense ratio (3)	19%	22%
Operating expenses to average net assets (4)	11	11
Net investment income after taxes to average net assets	5.56	4.43

(1)	Includes $0.27 and $0.00 of undistributed net investment income per share and $0.00 of undistributed net realized gains per share as of March 31, 2010 and 2009.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	Includes $495 of expense reversals related to the costs of winding up the operations of the SPAC’s in the 2010 first quarter that were reclassified to realized losses on investments, and $217 that was reversed as a result of favorable negotiations with the creditors of SPAC. Excluding these amounts, the total expense ratio was 21% and the operating expense ratio was 12%.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements” (FASB ASU 2010-06). FASB ASU 2010-06 amends Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, and requires new disclosures related to the transfers in and out of Level 1 and 2, as well as requiring that a reporting entity present separately information about purchases, sales, issuances, and settlements rather than as one net number. Additionally, FASB ASU 2010-06 amends Subtopic 820-10 by clarifying existing disclosures related to level of disaggregation as well as disclosures about inputs and valuation techniques. FASB ASU 2010-06 is effective for reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, these disclosures are effective for reporting periods beginning after December 15, 2010. The Company has adopted the provisions of FASB ASU 2010-06, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. The Company does not expect the adoption of FASB ASU 2010-06 related to Level 3 roll forward of activity to have an impact on its financial condition or results of operations, as it is a disclosure standard.

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

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were $98,000 and $193,000 for the 2010 and 2009 first quarters.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

During the quarters ended March 31, 2010 and 2009, we serviced $241,383,000 and $201,082,000 in loans for Medallion Bank. Included in net investment income were amounts as described below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Servicing fees	$556	$406
Loan origination fees	197	140
Reimbursement of operating expenses	79	47
Interest income	—	1

Total other income	$832	$594

SPAC

Included in investments in controlled subsidiaries at December 31, 2009 was $6,961,000 of investments in and loans to a special purpose acquisition company, Sports Properties Acquisition Corp. (the SPAC), 18%-owned by the Company, which consummated its initial public offering (IPO) in January 2008. Immediately prior to the IPO, the Company purchased warrants for $5,900,000 from the SPAC in a private placement which would have allowed it to acquire 5,900,000 additional shares of common stock in the future under various conditions and restrictions. The SPAC was unable to consummate an approved business combination within 24 months of the IPO, as a result, the Company’s entire investment in the SPAC became worthless in January 2010, and was therefore fully reserved for with a $6,961,000 charge to unrealized depreciation during the year ended December 31, 2009, and was fully written off to realized losses in the 2010 first quarter. All of the assets of the SPAC have been used to repay the public stockholders.

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

The Company had agreed to indemnify the SPAC in the event of the SPAC’s liquidation for all claims of any vendors, service providers, or other entities that are owed money by the SPAC for services rendered or contracted for, or for products sold to the SPAC, including claims of any prospective acquisition targets. At December 31, 2009, the SPAC’s liabilities exceeded its cash on hand by $1,581,000. The SPAC is negotiating these liabilities downwards, seeking forbearance from those associated with a failed deal, and during the 2010 first quarter, $495,000 of the expenses were paid and $217,000 were forgiven. However, since the result of the balance of the negotiations cannot be anticipated, the Company has accrued $884,000 to cover the balance of the SPAC’s shortfall.

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

SPAC 2

Included in deferred costs in other assets at December 31, 2009 was $759,000 of investments in and loans to a special purpose acquisition company, National Security Solutions, Inc. (SPAC 2), 74%-owned by the Company, which was in organization prior to registration with the SEC to register units for sale in an initial public offering. As a result of the market conditions which led to the failure of the SPAC, it was determined to cease activities related to SPAC 2, and as a result, the investment was fully reserved for with a $759,000 charge to unrealized depreciation during the year ended December 31, 2009, and was fully written off to realized losses in the 2010 first quarter. In addition, the Company has accrued $25,000 to fully cover any shortfall in SPAC 2’s ability to cover any residual expenses.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of fair value information about certain financial instruments, whether assets, liabilities, or off-balance-sheet commitments, if practicable. The following methods and assumptions were used to estimate the fair value of each class of financial instrument. Fair value estimates that were derived from broker quotes

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

(a) Investments - The Company’s investments are recorded at the estimated fair value of such investments.

(b) Floating rate borrowings - Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At March 31, 2010 and December 31, 2009, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Investments	$460,792	$460,792	$475,133	$475,133
Cash	19,840	19,840	33,401	33,401
Accrued interest receivable	1,693	1,693	1,661	1,661
Financial Liabilities
Funds borrowed	361,146	361,146	382,522	382,522
Accrued interest payable	886	886	2,207	2,207

(12) FAIR VALUE OF ASSETS AND LIABILITIES

The Company follows the provisions of FASB ASC Topic 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for substantially all of its financial instruments at fair value or considers fair value in its measurement, in accordance with the accounting guidance for investment companies. See Note 2 sections “Fair Value of Assets and Liabilities” and “Investment Valuation” for a description of our valuation methodology which is unchanged during 2010.

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

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

The following tables present Medallion’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

March 31, 2010 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$311,496	$311,496
Commercial loans	—	—	73,522	73,522
Investment in Medallion Bank and other controlled subsidiaries	—	—	72,598	72,598
Equity investments	245	—	2,931	3,176
Other assets	—	35,107	—	35,107

December 31, 2009 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$321,915	$321,915
Commercial loans	—	—	77,922	77,922
Investment in Medallion Bank and other controlled subsidiaries	543	—	71,736	72,279
Equity investments	248	—	2,769	3,017
Other assets	—	33,822	—	33,822

Included in level 3 investments in other controlled subsidiaries is the investment in Medallion Bank, and an investment in a start-up business engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of Medallion’s level 3 financial assets and liabilities for the quarters ended March 31, 2010 and 2009.

(Dollars in thousands)	December 31, 2009	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Issuances, and Settlements	March 31, 2010	Amounts Related to Held Assets (1)
Assets
Medallion loans	$321,915	$—	($10,419)	$311,496	$—
Commercial loans	77,922	(3,679)	(721)	73,522	(3,678)
Investment in Medallion Bank and other controlled subsidiaries	71,736	378	484	72,598	378
Equity investments	2,769	162	—	2,931	162

(1)	Total realized and unrealized gains (losses) included in income for 2010 which relate to assets held as of March 31, 2010.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(Dollars in thousands)	December 31, 2008	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Issuances, and Settlements	March 31, 2009	Amounts Related to Held Assets (1)
Assets
Medallion loans	$402,964	$—	($3,360)	$399,604	$—
Commercial loans	89,611	(615)	1,675	90,671	(629)
Investment in Medallion Bank and other controlled subsidiaries	71,100	(458)	1,718	72,360	(458)
Equity investments	3,026	(656)	240	2,610	(656)
Other assets	759	—	—	759	—

(1)	Total realized and unrealized gains (losses) included in income for 2009 which relate to assets held as of March 31, 2009.

(13) SUBSEQUENT EVENTS

On April 29, 2010, the Company’s board of directors declared a $0.15 per share common stock dividend, payable on May 28, 2010 to shareholders of record on May 21, 2010.

On April 27, 2010, MFC extended its revolving note agreement with New York Commercial Bank to June 1, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 7%, and our commercial loan portfolio at a compound annual growth rate of 4% (both 10% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 13%. Total assets under our management, which includes assets serviced for third party investors and managed by Medallion Bank, were $1,026,536,000 as of March 31, 2010, and $1,039,840,000 and $1,069,153,000 as of December 31, 2009 and March 31, 2009, and have grown at a compound annual growth rate of 13% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $146,867,000 or $9.40 per share.

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

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

	March 31, 2010		December 31, 2009		March 31, 2009
	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	5.88%	$234,051	5.90%	$244,082	5.98%	$301,228
Chicago	6.87	26,654	6.91	25,868	7.10	29,279
Boston	7.07	20,975	7.14	21,383	7.51	30,380
Newark	7.95	20,956	7.98	21,790	8.12	27,582
Cambridge	7.12	3,387	7.10	3,025	7.57	4,371
Other	7.11	5,138	7.14	5,435	7.39	6,391

Total medallion loans	6.21	311,161	6.23	$321,583	6.37	399,231

Deferred loan acquisition costs		335		332		373
Unrealized depreciation on loans		—		—		—

Net medallion loans		$311,496		321,915		$399,604

Commercial loans
Secured mezzanine	14.07%	$61,005	14.63%	$61,834	14.38%	$67,810
Asset based	5.53	9,749	5.74	8,991	5.00	13,794
Other secured commercial	7.83	11,091	7.95	11,706	8.09	14,666

Total commercial loans	12.21	81,845	12.71	82,531	12.08	96,270

Deferred loan acquisition income		(409)		(373)		(233)
Unrealized depreciation on loans		(7,914)		(4,236)		(5,366)

Net commercial loans		$73,522		$77,922		$90,671

Investment in Medallion Bank and other controlled subsidiaries, net	5.51%	$72,598	5.53%	$72,279	7.40%	$76,010

Equity investments	2.32%	$3,393	2.50%	$3,393	5.49%	$3,075

Unrealized appreciation (depreciation) on equities		(217)		(376)		(282)

Net equity investments		$3,176		$3,017		$2,793

Investments securities	—%	$—	—%	$—	—%	$—

Investments at cost (2)	7.12%	$468,997	7.22%	$479,786	7.46%	$574,586

Deferred loan acquisition (income) costs		(74)		(41)		140
Unrealized appreciation (depreciation) on equities		(217)		(376)		(282)
Unrealized depreciation on loans		(7,914)		(4,236)		(5,366)

Net investments		$460,792		$475,133		$569,078

Medallion Bank investments
Consumer loans	17.93%	$189,489	17.96%	$193,382	18.14%	$192,769
Medallion loans	6.10	171,087	6.15	160,403	6.38	121,338
Commercial loans	5.84	73,427	5.84	72,540	5.71	84,510
Investment securities	3.36	19,009	3.99	20,784	4.62	16,343

Medallion Bank investments at cost (2)	10.89	453,012	11.11	447,109	11.63	414,960

Deferred loan acquisition costs		5,585		5,633		5,858
Unrealized appreciation (depreciation) on investment securities		280		92		86
Premiums paid on purchased securities		162		185		84
Unrealized depreciation on loans		(13,829)		(13,610)		(11,712)

Medallion Bank net investments		$445,210		$439,409		$409,276

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 9.44%, 9.56%, and 9.48% at March 31, 2010, December 31, 2009, and March 31, 2009.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Net investments at beginning of period	$475,133	$570,597
Investments originated	31,374	53,118
Repayments of investments	(42,155)	(52,749)
Net realized losses on investments (1)	(7,463)	(364)
Net increase in unrealized appreciation (depreciation) (2)	3,824	(1,493)
Transfers from other assets	—	—
Amortization (accretion) of origination costs	79	(31)

Net decrease in investments	(14,341)	(1,519)

Net investments at end of period	$460,792	$569,078

(1)	Excludes net realized losses of $759 for the quarter ended March 31, 2010, related to the investment in SPAC 2, which was carried in other assets on the consolidated balance sheet.
(2)	Excludes net unrealized appreciation of $1,516 and $1,837 for the quarters ended March 31, 2010 and 2009, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet, and the reversal of unrealized depreciation of $759 for the quarter ended March 31, 2010 related to the realized loss of the SPAC 2 investment.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at March 31, 2010 was 7.12% (7.46% for the loan portfolio), a decrease of 10 basis points from 7.22% at December 31, 2009, and a decrease of 37 basis points from 7.49% at March 31, 2009. The weighted average yield of the total managed portfolio at March 31, 2010 was 9.23%, (9.44% for the loan portfolio), a decrease of 12 basis points from 9.35% at December 31, 2009, and a decrease of 4 basis points from 9.27% at March 31, 2009. The decreases from 2009 reflected the general market condition of falling interest rates, the changes in the portfolio mix, and portfolio repricing.

Medallion Loan Portfolio

Our medallion loans comprised 67% of the net portfolio of $460,792,000 at March 31, 2010, compared to 68% of the net portfolio of $475,133,000 at December 31, 2009, and 70% of $569,078,000 at March 31, 2009. Our managed medallion loans of $482,345,000 comprised 58% of the net managed portfolio of $837,087,000 at March 31, 2010, compared to 57% of the net managed portfolio of $846,542,000 at December 31, 2009, and 57% of $912,732,000 at March 31, 2009. The medallion loan portfolio decreased by $10,419,000 or 3% in 2010 (an increase of $258,000 on a managed basis), primarily reflecting loan payoffs and the sale of participation interests to third parties. Total medallion loans serviced for third parties were $106,995,000, $102,307,000, and $64,018,000 at March 31, 2010, December 31, 2009, and March 31, 2009.

The weighted average yield of the medallion loan portfolio at March 31, 2010 was 6.21%, a decrease of 2 basis points from 6.23% at December 31, 2009, and a decrease of 20 basis points from 6.41% at March 31, 2009. The weighted average yield of the managed medallion loan portfolio at March 31, 2010 was 6.18%, a decrease of 2 basis points from 6.20% at December 31, 2009, and a decrease of 23 basis points from 6.41% at March 31, 2009. The decrease in yield primarily reflected the impact of falling interest rates in the economy and the effects of borrower refinancings. At March 31, 2010, 25% of the medallion loan portfolio represented loans outside New York, compared to 24% at December 31, 2009 and 25% at March 31, 2009. At March 31, 2010, 25% of the managed medallion loan portfolio represented loans outside New York, compared to 25% at December 31, 2009 and 26% at March 31, 2009. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 16% of the net investment portfolio as of March 31, 2010, December 31, 2009, and March 31, 2009, and were 17%, 18%, and 19% on a managed basis. Commercial loans decreased by $4,400,000 or 6% during the quarter ended March 31, 2010 (decreased $3,424,000 or 2% on a managed basis), primarily reflecting unrealized depreciation increases in the mezzanine loan portfolio. Net commercial loans serviced by third parties were $12,814,000 at March 31, 2010, $13,376,000 at December 31, 2009, and $8,765,000 at March 31, 2009.

The weighted average yield of the commercial loan portfolio at March 31, 2010 was 12.21%, a decrease of 50 basis points from 12.71% at December 31, 2009, and an increase of 13 basis points from 12.08% at March 31, 2009. The weighted average yield of the managed commercial loan portfolio at March 31, 2010 was 9.20%, a decrease of 30 basis points from 9.50% at December 31, 2009, and an increase of 10 basis points from 9.10% at March 31, 2009. The decrease from year end reflects rate reductions in the mezzanine loan portfolio related to certain restructurings. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At March 31, 2010, variable-rate loans represented approximately 17% of the commercial portfolio, compared to 17% and 21% at December 31, 2009 and March 31, 2009, and were 56%, 55%, and 57% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 22%, 22% and 21% of the managed net investment portfolio as of March 31, 2010, December 31, 2009, and March 31, 2009. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, and trailers located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 17.93% at March 31, 2010, compared to 17.96% and 18.14% at December 31, 2009 and March 31, 2009. Adjustable rate loans represented 85% of the managed consumer portfolio at March 31, 2010, compared to 85% and 88% at December 31, 2009 and March 31, 2009.

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

The following table shows the trend in loans 90 days or more past due:

	March 31, 2010		December 31, 2009		March 31, 2009
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Medallion loans	$1,764	0.4%	$1,090	0.3%	$1,004	0.2%

Commercial loans
Secured mezzanine	4,117	1.1	6,600	1.6	14,428	2.9
Asset-based receivable	—	0.0	—	0.0	—	0.0
Other secured commercial	510	0.1	295	0.1	358	0.1

Total commercial loans	4,627	1.2	6,895	1.7	14,786	3.0

Total loans 90 days or more past due	$6,391	1.6%	$7,985	2.0%	$15,790	3.2%

Total Medallion Bank loans	$4,248	1.0%	$3,861	0.9%	$3,478	0.9%

Total managed loans 90 days or more past due	$10,639	1.3%	$11,846	1.4%	$19,268	2.2%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. As a result, medallion and commercial loan delinquencies have remained relatively flat. The decrease in secured mezzanine financing from a year ago reflects collection efforts and loan writeoffs and restructurings. Due to the slow economy, Medallion Bank also experienced higher consumer delinquencies over the last year due to bankruptcies and job losses. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the quarters ended March 31, 2010 and 2009.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2009 Net change in unrealized	($4,236)	($8,101)	$18,956	$6,619
Appreciation on investments	—	162	1,516	1,678
Depreciation on investments	(3,678)	(510)	—	(4,188)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments (1)	—	8,232	—	8,232

Balance March 31, 2010	($7,914)	($217)	$20,472	$12,341

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2008 Net change in unrealized	($5,115)	$437	$15,614	$10,936
Appreciation on investments	—	(656)	1,837	1,181
Depreciation on investments	(621)	(63)	—	(684)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	370	—	—	370

Balance March 31, 2009	($5,366)	($282)	$17,451	$11,803

(1)	Represents the writeoffs $7,725 related to the investments in SPAC and SPAC 2. See Note 10 for additional information on these investments.

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Total loans
Medallion loans	$311,496	$321,915	$399,604
Commercial loans	73,522	77,922	90,671

Total loans	385,018	399,837	490,275
Investment in Medallion Bank and other controlled subsidiaries	72,598	72,279	76,010
Equity investments (1)	3,176	3,017	2,793
Investment securities	—	—	—

Net investments	$460,792	$475,133	$569,078

Net investments at Medallion Bank and other controlled subsidiaries	$445,210	$439,409	$409,276
Managed net investments	$837,087	$846,542	$912,732

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—
Commercial loans	(7,914)	(4,236)	(5,366)

Total loans	(7,914)	(4,236)	(5,366)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—
Equity investments	(217)	(376)	(282)
Investment securities	—	—	—

Total unrealized depreciation on investments (2)	($8,131)	($4,612)	($5,648)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($13,549)	($13,519)	($11,626)
Managed total unrealized depreciation on investments (2)	($21,680)	($18,131)	($17,274)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	—%
Commercial loans	(9.67)	(5.13)	(5.57)
Total loans	(2.01)	(1.05)	(1.08)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	(6.40)	(11.10)	(9.19)
Investment securities	—	—	—
Net investments	(1.73)	(0.96)	(0.98)

Net investments at Medallion Bank and other controlled subsidiaries	(2.99%)	(3.02%)	(2.80%)
Managed net investments	(2.54%)	(2.11%)	(1.87%)

(1)	Represents common stock and warrants held as investments.
(2)	Excludes $0, $6,966, and $0 for unrealized depreciation on the SPAC, and $1,523, $1,593, and $1,668 for unrealized appreciation on Medallion Hamptons Holding at March 31, 2010, December 31, 2009, and March 31, 2009.
(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the quarters ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Realized gains (losses) on loans and equity investments
Medallion loans	$—	$—
Commercial loans	(2)	(364)

Total loans	(2)	(364)
Investment in Medallion Bank and other controlled subsidiaries (1)	(7,461)	—
Equity investments	—	—
Investment securities	—	—

Total realized gains (losses) on loans and equity investments (1)	($7,463)	($364)

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	($3,703)	($3,196)

Total managed realized gains (losses) on loans and equity investments (1)	($11,166)	($3,560)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	—%
Commercial loans	(0.01)	(1.55)
Total loans	(0.00)	(0.30)
Investment in Medallion Bank and other controlled subsidiaries	(41.73)	—
Equity investments	—	—
Investment securities	—	—
Net investments	(6.38)	(0.26)

Net investments at Medallion Bank and other controlled subsidiaries	(3.37%)	(3.12%)
Managed net investments	(5.31%)	(1.56%)

(1)	Excludes $759 net realized losses for the quarter ended March 31, 2010 related to the investment in SPAC 2, which was carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the quarters ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$162	($656)
Unrealized depreciation	(3,681)	(684)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries (1)	7,343	(523)
Realized gains	—	—
Realized losses (2)	759	370
Unrealized gains on foreclosed properties	1,516	1,837

Total	$6,099	$344

Net realized gains (losses) on investments
Realized gains	$—	$—
Realized losses (3)	(8,232)	(370)
Other gains	—	—
Direct recoveries	10	6
Realized gains on foreclosed properties	—	—

Total	($8,222)	($364)

(1)	Includes $6,965 of net unrealized depreciation related to the investment in SPAC, including $508 that was recorded during the 2010 first quarter, that was reversed during the 2010 first quarter upon the writeoff of the SPAC investment.
(2)	Reflects the writeoff of the investment in SPAC 2.
(3)	Represents the writeoffs related to the investments in SPAC and SPAC 2. See Note 10 for additional information on these investments.

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 16%, 15%, and 13% of our total portfolio at March 31, 2010, December 31, 2009, and March 31, 2009. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We are currently in discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including $1,750,000 contributed in the 2009 first quarter. Separately, Medallion Bank paid dividends to us of $1,000,000 in each of the 2010 and 2009 first quarters. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at March 31, 2010, December 31, 2009, and March 31, 2009. Equity investments were less than 1% of our total managed portfolio at March 31, 2010, December 31, 2009, and March 31, 2009. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at March 31, 2010, December 31, 2009, and March 31, 2009. Investment securities were 2% of our total managed portfolio at March 31, 2010, December 31, 2009, and March 31, 2009. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

Trend in Interest Expense

Our interest expense is driven by the interest rates payable on our short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The establishment of the Merrill Lynch Commercial Financial Corp line of credit in September 2002 (fully paid off in December 2008), and its favorable subsequent renegotiations had the effect of substantially reducing our cost of funds. We established additional medallion lending relationships with DZ Bank in December 2008, and with Citibank in December 2006 (fully paid off in March 2010) that provided for growth in the portfolio at generally lower rates than under prior facilities. In addition, Medallion Bank began raising brokered bank certificates of deposit during 2004, which were at our lowest borrowing costs. As a result of Medallion Bank raising funds through certificates of deposits as previously noted, we were able to realign the ownership of some of our medallion loans and related assets to Medallion Bank allowing us and our subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, Medallion Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 4 to the consolidated financial statements for details on the terms of all outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the quarters ended March 31, 2010 and 2009. Our average balances decreased and Medallion Bank’s average balances increased reflecting the sourcing of more business to Medallion Bank, and an increase in loan participations sold. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy.

	Three Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
March 31, 2010
Revolving lines of credits	$790	$187,206	1.71%
SBA debentures	1,417	88,250	6.51
Notes payable to banks	673	57,646	4.74
Preferred securities	634	33,000	7.79

Total	$3,514	$366,102	3.89

Medallion Bank borrowings	1,918	373,255	2.08

Total managed borrowings	$5,432	$739,357	2.98

March 31, 2009
Revolving lines of credits	$2,244	$300,554	3.03%
SBA debentures	1,421	88,250	6.53
Preferred securities	627	33,000	7.71
Notes payable to banks	353	30,967	4.62

Total	$4,645	$452,771	4.16

Medallion Bank borrowings	3,467	357,594	3.93

Total managed borrowings	$8,112	$810,365	4.06

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At March 31, 2010 and 2009, short-term adjustable rate debt constituted 69% and 75% of total debt, and was 34% and 42% on a fully managed basis including the borrowings of Medallion Bank, reflecting the payoff of the floating rate Citi borrowings and its partial replacement with fixed rate debt.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2010	2009
Statement of operations
Investment income	$9,230	$10,734
Interest expense	3,514	4,645

Net interest income	5,716	6,089
Noninterest income	796	699
Operating expenses (1)	4,280	4,879

Net investment income before income taxes	2,232	1,909
Income tax (provision) benefit	—	—

Net investment income after income taxes	2,232	1,909
Net realized losses on investments	(8,222)	(364)
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries (2)	7,343	(523)
Net change in unrealized appreciation (depreciation) on investments (2)	(1,244)	867

Net increase in net assets resulting from operations	$109	$1,889

Per share data
Net investment income	$0.13	$0.11
Income tax (provision) benefit	—	—
Net realized losses on investments	(0.46)	(0.02)
Net change in unrealized appreciation on investments (2)	0.34	0.02

Net increase in net assets resulting from operations	$0.01	$0.11

Dividends declared per share	$0.15	$0.19

Weighted average common shares outstanding
Basic	17,575,877	17,555,799
Diluted	17,714,766	17,649,531

Balance sheet data	March 31, 2010	December 31, 2009
Net investments	$460,792	$475,133
Total assets	528,326	555,174
Total funds borrowed	361,146	382,522
Total liabilities	367,821	392,197
Total shareholders’ equity	160,505	162,977

Managed balance sheet data (3)
Net investments	$837,087	$846,542
Total assets	932,355	950,909
Total funds borrowed	739,239	754,241
Total liabilities	772,860	787,932

	Three Months Ended March 31,
	2010	2009
Selected financial ratios and other data
Return on average assets (ROA) (4)
Net investment income after taxes	1.68%	1.21%
Net increase in net assets resulting from operations	0.08	1.20
Return on average equity (ROE) (5)
Net investment income after taxes	5.56	4.43
Net increase in net assets resulting from operations	0.27	4.38

Weighted average yield	7.99%	7.58%
Weighted average cost of funds	3.04	3.28

Net interest margin (6)	4.95	4.30

Noninterest income ratio (7)	0.69%	0.49%
Total expense ratio (1) (9)	6.75	6.73
Operating expense ratio (1) (9)	3.71	3.45

As a percentage of net investment portfolio	March 31, 2010	December 31, 2009
Medallion loans	67%	68%
Commercial loans	16	16
Investment in subsidiaries	16	15
Equity investments	1	1
Investment securities	—	—

Investments to assets (10)	87%	86%
Equity to assets (11)	30	29
Debt to equity (12)	225	235

(1)	Includes $495 of expense reversals related to the costs of winding up the operations of the SPAC’s in the 2010 first quarter that were reclassified to realized losses on investments, and $217 that was reversed as a result of favorable negotiations with the creditors of SPAC. Excluding these charges, the total expense ratio was 7.37% and the operating expense ratio was 4.32%.
(2)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(3)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(4)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(5)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(6)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $416 and $451 in the quarters ended March 31, 2010 and 2009, and also included dividends from Medallion Bank of $1,000 in each of the same periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.71% and 5.81% for the quarters ended March 31, 2010 and 2009.
(7)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(8)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(9)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(10)	Represents net investments divided by total assets as of the period indicated.
(11)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(12)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2010 First Quarter compared to the 2009 First Quarter

Net increase in net assets resulting from operations was $109,000 or $0.01 per diluted common share in the 2010 first quarter, down $1,780,000 or 94% from $1,889,000 or $0.11 per share in the 2009 first quarter. The 2010 changes primarily reflected higher net realized/unrealized losses and lower net interest income, partially offset by lower operating expenses and higher noninterest income. Net investment income after income taxes was $2,232,000 or $0.13 per share in the 2010 quarter, up $323,000 or 17% from $1,909,000 or $0.11 per share in the 2009 quarter.

Investment income was $9,230,000 in the 2010 first quarter, down $1,504,000 or 14% from $10,734,000 a year ago, and included $416,000 from bonuses on certain investments in 2010, compared to $451,000 in 2009. Also included in both quarters was $1,000,000 in dividends from Medallion Bank. Excluding those items, investment income decreased $1,469,000 or 16%, primarily reflecting loan participations sold, and to a lesser extent, changes in the yields earned. The yield on the investment portfolio was 7.99% in the 2010 quarter, up 5% from 7.58% in the 2009 quarter. Excluding the extra interest and dividends, the 2010 yield was up 3% to 6.77% from 6.56% in 2009, reflecting changes in the portfolio mix. Average investments outstanding were $468,282,000 in 2009, down 18% from $574,300,000 a year ago, primarily reflecting loan participations sold and loan payments received.

Medallion loans were $311,496,000 at quarter end, down $88,108,000 or 22% from $399,604,000 a year ago, representing 67% of the investment portfolio compared to 70% a year ago, and were yielding 6.21% compared to 6.41% a year ago, a decrease of 3%. The decrease in outstandings primarily reflected sold participations and repayments. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $589,340,000 at quarter end, up $4,101,000 or 1% from $585,239,000 a year ago, reflecting the above and the strong overall portfolio growth at Medallion Bank. The commercial loan portfolio was $73,522,000 at quarter end, compared to $90,671,000 a year ago, a decrease of $17,149,000 or 19%, and represented 16% of the investment portfolio at both quarter ends. The decrease primarily reflected repayments and reserve increases in the high-yield mezzanine loan portfolio, and also reflected decreases in the asset-based and other secured commercial loan portfolios. Commercial loans yielded 12.21% at quarter end, up 1% from 12.08% a year ago. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $133,150,000 at quarter end, down $33,266,000 or 20% from $166,416,000 a year ago, primarily reflecting several large payoffs in Medallion Bank’s asset-based portfolio, the changes described above, and an increase in purchased loans. Investments in Medallion Bank and other controlled subsidiaries were $72,598,000 at quarter end, down $3,412,000 or 4% from $76,010,000 a year ago, primarily reflecting the writeoff of the SPAC investment, partially offset by our equity in the earnings of Medallion Bank, and which represented 16% of the investment portfolio, compared to 13% a year ago, and which yielded 5.51% at quarter end, compared to 7.40% a year ago. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and other controlled subsidiaries. Equity investments were $3,176,000 at quarter end, up $383,000 or 14% from $2,793,000 a year ago, primarily reflecting portfolio acquisitions, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 2.32%, compared to 5.49% a year ago. Investment securities were zero at both quarter ends. See page 28 for a table that shows balances and yields by type of investment.

Interest expense was $3,514,000 in the 2010 first quarter, down $1,131,000 or 24% from $4,645,000 in the 2009 first quarter. The decrease in interest expense was primarily due to decreased levels of borrowings, and to a lesser extent, to the decreased cost of borrowed funds. The cost of borrowed funds was 3.89% in 2010, compared to 4.16% a year ago, a decrease of 6%, reflecting the continued declines in our interest costs as the Fed lowered rates to address the economic crisis, and that impact on the adjustable rate nature of much of our borrowings. Average debt outstanding was $366,102,000 for the 2010 quarter, compared to $452,771,000 a year ago, a decrease of 19%, primarily reflecting decreased borrowings as portfolio outstandings declined. See page 35 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $5,716,000 and the net interest margin was 4.95% for the 2010 quarter, down $373,000 or 6% from $6,089,000 a year ago, which represented a net interest margin of 4.30%, all reflecting the items discussed above.

Noninterest income, which is comprised of servicing fee income, prepayment penalties, late charges, and other miscellaneous income was $796,000 in the 2010 quarter, up $97,000 or 14% from $699,000 a year ago, primarily reflecting higher servicing and other fees generated from a larger portfolio base at Medallion Bank, partially offset by lower prepayment penalties and other income.

Operating expenses were $4,280,000 in the 2010 first quarter, down $599,000 or 12% from $4,879,000 in the 2009 first quarter, primarily reflecting $712,000 of expense reversals associated with potential liabilities of the SPAC’s. Excluding the SPAC-related amounts, operating expenses increased $113,000 or 2%. Salaries and benefits expense was $3,056,000 in the 2010 quarter, down $58,000 or 2% from $3,114,000 in the 2009 quarter, primarily reflecting lower salary levels. Professional fees were $591,000 in 2010, up $188,000 or 47% from $403,000 a year ago. The increase primarily reflected higher legal expenses related to various investment opportunities and the MFC reorganization, and higher accounting costs. Occupancy expense was $334,000 in the quarter, up $41,000 or 14% compared to $293,000 in 2009. The increase reflected lower rent reimbursements received from an unconsolidated portfolio company. Other operating expenses of $299,000 in 2010 were down $770,000 or 72% from $1,069,000 a year ago, primarily reflecting $712,000 of expense reversals associated with potential liabilities of the SPAC’s. Excluding the SPAC-related amounts, other operating expenses decreased $58,000 or 5%, primarily reflecting lower loan collections costs, travel and entertainment expenses, and office expenses, partially offset by higher franchise tax accruals.

Income tax expense was $0 in both the 2010 and 2009 first quarters.

Net change in unrealized appreciation on investments was $6,099,000 in the 2010 first quarter, compared to $344,000 in the 2009 first quarter, an increase in appreciation of $5,755,000. Net change in unrealized depreciation, net of the net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries, was depreciation of $1,244,000 in 2010, compared to appreciation of $867,000 in 2009, resulting in increased depreciation of $2,111,000 in 2010. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2010 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $7,343,000, appreciation on foreclosed property of $1,516,000, reversals of unrealized depreciation associated with equity investments (SPAC 2) which were charged off of $759,000, and net unrealized appreciation on equity investments of $159,000, partially offset by net unrealized depreciation on loans of $3,678,000. The 2009 activity resulted from appreciation on foreclosed property of $1,837,000 and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $370,000, partially offset by net unrealized depreciation on equity investments of $719,000, net unrealized depreciation on loans of $621,000, and net depreciation on Medallion Bank and other controlled subsidiaries of $523,000. The net appreciation or depreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $1,000,000 in the 2010 and 2009 first quarters, and also in 2010 includes the reversal of unrealized depreciation of $7,473,000 related to the writeoff of the SPAC investment, realized in the 2010 first quarter.

Our net realized losses on investments were $8,222,000 in the 2010 quarter, compared to $364,000 in the 2009 quarter, an increase in realized losses of $7,858,000 in the quarter. The 2010 activity reflected the reversals described in the unrealized paragraph above, partially offset by net direct recoveries of $10,000. The 2009 activity reflected the above, partially offset by net direct recoveries of $6,000.

Our net realized/unrealized losses on investments were $2,123,000 in the 2010 first quarter, compared to $20,000 in the 2009 first quarter, an increase of $2,103,000 of net losses in 2010, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $88,250,000 with a weighted average interest rate of 6.09%, constituting 24% of our total indebtedness as of March 31, 2010. Also, as of March 31, 2010, portions of the adjustable rate debt with banks repriced at intervals of as long as 31 months, and certain of the certificates of deposit were for terms of up to 35 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at March 31, 2010, compared to the respective positions at the end of 2009 and 2008. The principal amount of interest earning assets is assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

March 31, 2010 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$12,829	$—	$—	$—	$—	$—	$—	$12,829
Adjustable rate	22,870	27,270	6,508	—	—	—	—	56,648
Fixed-rate	52,754	82,729	111,130	45,948	18,779	8,395	3,794	323,529
Cash	19,840	—	—	—	—	—	—	19,840

Total earning assets	$108,293	$109,999	$117,638	$45,948	$18,779	$8,395	$3,794	$412,846

Interest bearing liabilities
Revolving lines of credit	$179,364	$—	$—	$—	$—	$—	$—	$179,364
SBA debentures	—	28,485	19,300	9,150	10,000	10,315	11,000	88,250
Notes payable to banks	36,869	18,878	4,785	—	—	—	—	60,532
Preferred securities	—	—	33,000	—	—	—	—	33,000

Total liabilities	$216,233	$47,363	$57,085	$9,150	$10,000	$10,315	$11,000	$361,146

Interest rate gap	($107,940)	$62,636	$60,553	$36,798	$8,779	($1,920)	($7,206)	$51,700

Cumulative interest rate gap (2)	($107,940)	($45,304)	$15,249	$52,047	$60,826	$58,906	$51,700	—

December 31, 2009 (2)	($129,336)	($39,371)	$28,151	$57,045	$65,972	$65,089	$54,992	—
December 31, 2008 (2)	($240,998)	($171,785)	$48,841	$57,488	$81,687	$76,954	$66,863	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (26%), (30%), and (46%), as of March 31, 2010, and December 31, 2009 and 2008, and was (21%), (25%), and (34%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($22,547) or (5%) for March 31, 2010, compared to ($34,286) or (8%) and ($107,671) or (20%) for December 31, 2009 and 2008, respectively, and was ($47,376) or (5%), ($85,130) or (9%), and ($155,873) or (16%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $412,846,000 and interest rate sensitive liabilities were $361,146,000 at March 31, 2010. The one-year cumulative interest rate gap was a negative $107,940,000 or 26% of interest rate sensitive assets, compared to a negative $129,336,000 or 30% at December 31, 2009 and $240,998,000 or 46% at December 31, 2008. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $22,547,000 or 5% at March 31, 2010. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $882,908,000 and interest rate sensitive liabilities were $739,239,000 at March 31, 2010. The one year cumulative interest rate gap was a negative $182,841,000 or 21% of interest rate sensitive assets, compared to a negative $225,251,000 or 25% and $326,687,000 or 34% at December 31, 2009 and 2008. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $47,376,000 or 5% at March 31, 2010.

Interest Rate Cap Agreements

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. During 2009, the Company entered into contracts to purchase interest rate caps on $252,000,000 notional value of principal from various multinational banks, of which $170,000,000 are active with termination dates ranging to June, 2011. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. The caps were fully expensed in 2009, including $7,000 in the 2009 first quarter, and are carried at $0 on the balance sheet at March 31, 2010.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and Sterling Bank, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $200,000,000 revolving line of credit with DZ Bank had $20,636,000 of availability. Lastly, $11,500,000 was available under revolving credit agreements with commercial banks.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $129,500,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $30,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at March 31, 2010. See Note 4 to the consolidated financial statements on page 17 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$179,364	50%	1.11%
SBA debentures	88,250	24	6.09
Notes payable to banks	60,532	17	4.52
Preferred securities	33,000	9	7.68

Total outstanding debt	$361,146	100%	3.50

Deposits Medallion Bank	378,093	—	1.65%

Total outstanding debt, including Medallion Bank	$739,239	—	2.55

(1)	Weighted average contractual rate as of March 31, 2010.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at March 31, 2010.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$—	$—	$—	$179,364	$—	$—	$179,364
SBA debentures	—	28,485	19,300	9,150	10,000	21,315	88,250
Notes payable to banks	17,853	34,520	8,159	—	—	—	60,532
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$17,853	$63,005	$27,459	$188,514	$10,000	$54,315	$361,146

Deposits at Medallion Bank	247,954	105,751	24,388	—	—	—	378,093

Total, including Medallion Bank	$265,807	$168,756	$51,847	$188,514	$10,000	$54,315	$739,239

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of March 31, 2010 by approximately $1,269,000 on an annualized basis, compared to a positive impact of $1,149,000 at December 31, 2009, and the impact of such an immediate increase of 1% over a one year period would have been ($1,696,000) at March 31, 2010, compared to ($1,943,000) for December 31, 2009. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2010. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	UTAH	Total	12/31/2009
Cash	$4,973	$1,435	$5,691	$2,086	$5,655	$—	$19,840	$33,401
Bank loans	37,199	34,833	—	—	—	—	72,032	72,867
Amounts undisbursed	3,500	8,000	—	—	—	—	11,500	8,957
Amounts outstanding	33,699	26,833	—	—	—	—	60,532	63,910
Average interest rate	4.13%	5.02%	—	—	—	—	4.52%	4.48%
Maturity	5/10-7/12	5/10-11/12	—	—	—	—	5/10-11/12	5/10-11/12
Preferred securities	33,000	—	—	—	—	—	33,000	33,000
Average interest rate	7.68%	—	—	—	—	—	7.68%	7.68%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit (1)	—	200,000	—	—	—	—	200,000	235,000
Amounts undisbursed	—	20,636	—	—	—	—	20,636	37,638
Amounts outstanding	—	179,364	—	—	—	—	179,364	197,362
Average interest rate	—	1.11%	—	—	—	—	1.11%	1.32%
Maturity	—	12/13	—	—	—	—	12/13	5/10-12/13
SBA debentures	—	—	38,250	—	50,000	—	88,250	96,750
Amounts undisbursed	—	—	—	—	—	—	—	8,500
Amounts outstanding	—	—	38,250	—	50,000	—	88,250	88,250
Average interest rate	—	—	6.10%	—	6.09%	—	6.09%	6.09%
Maturity	—	—	9/11-9/18	—	9/11-3/19	—	9/11-3/19	9/11-3/19

Total cash and amounts remaining undisbursed under credit facilities	$8,473	$30,071	$5,691	$2,086	$5,655	$—	$51,976	$88,496

Total debt outstanding	$66,699	$206,197	$38,250	$—	$50,000	$—	$361,146	$382,522

Including Medallion Bank
Cash	—	—	—	—	—	$17,050	$17,050	$13,340
Certificates of deposit	—	—	—	—	—	378,093	378,093	371,719
Average interest rate	—	—	—	—	—	1.65%	1.65%	1.85%
Maturity	—	—	—	—	—	4/10-3/13	4/10-3/13	1/10-12/12

Total cash and amounts remaining undisbursed under credit facilities	$8,473	$30,071	$5,691	$2,086	$5,655	$17,050	$69,026	$101,836

Total debt outstanding	$66,699	$206,197	$38,250	$—	$50,000	$378,093	$739,239	$754,241

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $20,636,000 under our revolving credit agreement with DZ Bank as of March 31, 2010. We also generate liquidity through deposits generated at Medallion Bank, and borrowing arrangements with other banks, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements” (FASB ASU 2010-06). FASB ASU 2010-06 amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, and requires new disclosures related to the transfers in and out of Level 1 and 2, as well as requiring that a reporting entity present separately information about purchases, sales, issuances, and settlements rather than as one net number. Additionally, FASB ASU 2010-06 amends Subtopic 820-10 by clarifying existing disclosures related to level of disaggregation as well as disclosures about inputs and valuation techniques. FASB ASU 2010-06 is effective for reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, these disclosures are effective for reporting periods beginning after December 15, 2010. The Company has adopted the provisions of FASB ASU 2010-06, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. The Company does not expect the adoption of FASB ASU 2010-06 related to Level 3 roll forward of activity to have an impact on its financial condition or results of operations, as it is a disclosure standard.

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of May 6, 2010, there were approximately 126 holders of record of the Company’s common stock.

On May 6, 2010, the last reported sale price of our common stock was $7.69 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

	DIVIDENDS DECLARED	HIGH	LOW
2010
First Quarter	$0.15	$8.45	$7.81

2009
Fourth Quarter	$0.15	$8.49	$7.76
Third Quarter	0.19	8.83	6.87
Second Quarter	0.19	8.71	6.56
First Quarter	0.19	8.04	3.61

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

We have adopted a dividend reinvestment plan pursuant to which shareholders may elect to have distributions reinvested in additional shares of common stock. When we declare a dividend or distribution, all participants will have credited to their plan accounts the number of full and fractional shares (computed to three decimal places) that could be obtained with the cash, net of any applicable withholding taxes that would have been paid to them if they were not participants. The number of full and fractional shares is computed at the weighted average price of all shares of common stock purchased for plan participants within the 30 days after the dividend or distribution is declared plus brokerage commissions. The automatic reinvestment of dividends and capital gains distributions will not release plan participants of any income tax that may be payable on the dividend or capital gains distribution. Shareholders may terminate their participation in the dividend reinvestment plan by providing written notice to the Plan Agent at least 10 days before any given dividend payment date. Upon termination, we will issue to a shareholder both a certificate for the number of full shares of common stock owned and a check for any fractional shares, valued at the then current market price, less any applicable brokerage commissions and any other costs of sale. There are no additional fees or expenses for participation in the dividend reinvestment plan. Shareholders may obtain additional information about the dividend reinvestment plan by contacting the American Stock Transfer & Trust Company, LLC at 59 Maiden Lane, New York, NY, 10038.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through March 31, 2010	—	—	—	7,319,397

Total	1,394,124	9.10	1,394,124	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In April 2010, we extended the terms of the Stock Repurchase Program. Purchases are to commence no earlier than May 2010 and are to conclude 180 days after the commencement of the purchases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of March 31, 2010. In addition, based on our evaluation as of March 31, 2010, there have been no changes that occurred during the 2010 first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2010, we had approximately $361,146,000 of outstanding indebtedness, which had a weighted average borrowing cost of 3.50% at March 31, 2010, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $378,093,000 of outstanding indebtedness at a weighted average borrowing cost of 1.65%.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute an ineligible investment. As of March 31, 2010, up to 26% of our total assets were invested in ineligible investments.

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

To qualify as a RIC, not more than 25% of the value of our total assets may be invested in the securities, other than US government securities or securities of other RICs, of any one issuer. As of March 31, 2010, our largest investment subject to this test was our investment in Medallion Bank, representing 16% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of March 31, 2010, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $8,131,000 or 2.05% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of March 31, 2010 by approximately $1,269,000 on an annualized basis, compared to a positive impact of $1,149,000 at December 31, 2009, and the impact of such an immediate increase of 1% over a one year period would have been ($1,696,000) at March 31, 2010, compared to ($1,943,000) for December 31, 2009. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of March 31, 2010, investments in New York City taxi medallion loans represented approximately 75% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $781,000 for corporate medallions and $589,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2008, the value of New York City taxicab medallions increased by approximately 7% for individual medallions and 5% for corporate medallions.

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

Certain investments that we have made in the past and may make in the future include warrants or other equity securities. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization, or public offering, which would allow us to sell the underlying equity interests.

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

MEDALLION FINANCIAL CORP. Date: May 7, 2010

By:	/s/ ALVIN MURSTEIN
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ LARRY D. HALL
Larry D. Hall
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant as principal financial and accounting officer.