Form 10-Q
period 2010-09-30
MEDALLION FINANCIAL CORP
filed 2010-11-04
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 2, 2010 was 17,398,033.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 7%, and our commercial loan portfolio at a compound annual growth rate of 3% (11% and 9% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 13%. Total assets under our management, which includes assets serviced for third party investors and managed by Medallion Bank, were $1,059,666,000 as of September 30, 2010, and $1,039,840,000 and $1,036,883,000 as of December 31, 2009 and September 30, 2009, and have grown at a compound annual growth rate of 12% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $152,105,000 or $9.70 per share.

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

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2010.

Our consolidated balance sheet as of September 30, 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and nine months ended September 30, 2010 and 2009 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2010 and 2009, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Interest income on investments	$8,219	$8,865	$24,170	$27,545
Dividends and interest income on short-term investments (1)	1,029	1,036	3,082	3,113
Medallion lease income	305	295	891	886

Total investment income	9,553	10,196	28,143	31,544

Total interest expense (2)	3,838	4,174	11,093	13,056

Net interest income	5,715	6,022	17,050	18,488

Total noninterest income	1,340	963	3,287	2,427

Salaries and benefits	2,722	2,857	8,529	8,846
Professional fees	451	467	1,729	1,546
Occupancy expense	352	308	1,032	882
Other operating expenses (3)	1,162	1,352	1,509	3,615

Total operating expenses	4,687	4,984	12,799	14,889

Net investment income before income taxes (1) (4)	2,368	2,001	7,538	6,026
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	2,368	2,001	7,538	6,026

Net realized gains (losses) on investments	(186)	486	(9,076)	(1,404)

Net change in unrealized appreciation (depreciation) on investments	(689)	(841)	(2,877)	1,208
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	1,975	1,243	11,026	951

Net unrealized appreciation on investments	1,286	402	8,149	2,159

Net realized/unrealized gains (losses) on investments	1,100	888	(927)	755

Net increase in net assets resulting from operations	$3,468	$2,889	$6,611	$6,781

Net increase in net assets resulting from operations per common share
Basic	$0.20	$0.16	$0.38	$0.39
Diluted	0.20	0.16	0.37	0.38

Dividends declared per share	$0.15	$0.19	$0.45	$0.57

Weighted average common shares outstanding
Basic	17,472,385	17,575,877	17,535,826	17,567,602
Diluted	17,579,269	17,708,892	17,659,628	17,683,571

(1)	Includes $1,000 and $3,000 of dividend income for the three and nine months ended September 30, 2010 and 2009 from Medallion Bank.
(2)	Average borrowings outstanding were $371,412 and $366,346, and the related average borrowing costs were 4.10% and 4.05% for the 2010 third quarter and nine months, and were $399,175, $430,699, 4.15%, and 4.05% for the comparable 2009 periods.
(3)	Includes $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s in the 2010 nine months that were reclassified to realized losses on investments, and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC. See Notes 7 and 10 for additional information.
(4)	Includes $1,181 and $2,965 of net revenues received from Medallion Bank for the three and nine months ended September 30, 2010, and $821 and $2,042 for the comparable 2009 periods, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	UNAUDITED September 30, 2010	December 31, 2009
Assets
Medallion loans, at fair value	$327,425	$321,915
Commercial loans, at fair value (1)	65,158	77,922
Investment in Medallion Bank and other controlled subsidiaries, at fair value	75,759	72,279
Equity investments, at fair value	3,588	3,017
Investment securities, at fair value	—	—

Net investments ($264,921 at September 30, 2010 and $261,332 at December 31, 2009 pledged as collateral under borrowing arrangements)	471,930	475,133
Cash and cash equivalents ($0 at September 30, 2010 and December 31, 2009 restricted as to use by lender)	21,525	33,401
Accrued interest receivable	1,613	1,661
Fixed assets, net	408	302
Goodwill, net	5,069	5,069
Other assets, net	41,060	39,608

Total assets	$541,605	$555,174

Liabilities
Accounts payable and accrued expenses (2)	$6,461	$7,468
Accrued interest payable	821	2,207
Funds borrowed	373,679	382,522

Total liabilities	380,961	392,197

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 18,990,119 shares at September 30, 2010 and December 31, 2009 issued)	190	190
Treasury stock at cost (1,592,086 shares at September 30, 2010 and 1,414,242 at December 31, 2009)	(14,225)	(13,012)
Capital in excess of par value	179,015	178,845
Accumulated undistributed net investment loss	(15,043)	(9,665)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	10,707	6,619

Total shareholders’ equity (net assets)	160,644	162,977

Total liabilities and shareholders’ equity	$541,605	$555,174

Number of common shares outstanding	17,398,033	17,575,877
Net asset value per share	$9.23	$9.27

(1)	Includes a $3,100 loan to an entity which is majority owned by one of our controlled subsidiaries.
(2)	Includes $1,622 of costs related to the winding up of operations of the SPAC’s as of December 31, 2009. See Notes 7 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Net investment income after income taxes	$2,368	$2,001	$7,538	$6,026
Net realized gains (losses) on investments	(186)	486	(9,076)	(1,404)
Net unrealized appreciation on investments	1,286	402	8,149	2,159

Net increase in net assets resulting from operations	3,468	2,889	6,611	6,781

Investment income, net	(2,628)	(3,340)	(7,901)	(10,016)
Realized gains from investment transactions, net	—	—	—	—

Dividends and distributions to shareholders (1)	(2,628)	(3,340)	(7,901)	(10,016)

Stock options	56	57	170	309
Treasury stock acquired	(842)	—	(1,213)	—

Capital share transactions	(786)	57	(1,043)	309

Total increase (decrease) in net assets	54	(394)	(2,333)	(2,926)
Net assets at the beginning of the period	160,590	172,414	162,977	174,946

Net assets at the end of the period (2)	$160,644	$172,020	$160,644	$172,020

Capital share activity
Common stock issued, beginning of period	18,990,119	18,990,119	18,990,119	18,963,466
Exercise of stock options	—	—	—	26,653

Common stock issued, end of period	18,990,119	18,990,119	18,990,119	18,990,119

Treasury stock, beginning of period	(1,466,966)	(1,414,242)	(1,414,242)	(1,414,242)
Treasury stock acquired	(125,120)	—	(177,844)	—

Treasury stock, end of period	(1,592,086)	(1,414,242)	(1,592,086)	(1,414,242)

Common stock outstanding	17,398,033	17,575,877	17,398,033	17,575,877

(1)	Dividends declared were $0.15 and $0.45 per share for 2010 third quarter and nine months, and were $0.19 and $0.57 for the comparable 2009 periods.
(2)	Includes $2,347 of undistributed net investment income and $0 of undistributed net realized gains on investments at September 30, 2010.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$6,611	$6,781
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	1,082	1,359
Amortization (accretion) of origination costs	(249)	8
Increase in net unrealized (appreciation) depreciation on investments	2,877	(1,208)
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(11,026)	(951)
Net realized losses on investments	9,076	1,404
Stock-based compensation expense	170	179
Decrease in accrued interest receivable	47	325
Increase in other assets, net	(1,206)	(825)
Increase (decrease) in accounts payable and accrued expenses	(1,006)	267
Decrease in accrued interest payable	(1,385)	(1,165)

Net cash provided by operating activities	4,991	6,174

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(138,852)	(130,167)
Proceeds from principal receipts, sales, and maturities of investments	140,906	196,709
Investments in Medallion Bank and other controlled subsidiaries, net	(711)	(1,843)
Capital expenditures	(252)	(105)

Net cash provided by investing activities	1,091	64,594

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	114,550	239,741
Repayments of funds borrowed	(123,394)	(303,111)
Proceeds from exercise of stock options	—	130
Purchase of treasury stock at cost	(1,213)	—
Payments of declared dividends	(7,901)	(10,016)

Net cash used for financing activities	(17,958)	(73,256)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,876)	(2,488)
Cash and cash equivalents, beginning of period	33,401	32,075

Cash and cash equivalents, end of period	$21,525	$29,587

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$11,542	$13,061
Cash paid during the period for income taxes	—	—
Non-cash investing activities – net transfer to (from) other assets	—	480

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

The Company also conducts business through Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business, and Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans. MFC, MCI, and FSVC, as SBICs, are regulated by the Small Business Administration (SBA). MCI and FSVC are financed in part by the SBA. The Company also conducts business through our asset-based lending division, Medallion Business Credit (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables.

In December 2008, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $212,303,000 at September 30, 2010, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,167,000 at September 30, 2010, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

SEPTEMBER 30, 2010

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 17% and 16% of the investment portfolio at September 30, 2010 and December 31, 2009, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $1,663,000 and $1,212,000 at September 30, 2010 and December 31, 2009, and non-marketable securities of $1,925,000 and $1,805,000 in the comparable periods. The $75,759,000 and $72,279,000 related to portfolio investments in controlled subsidiaries at September 30, 2010 and December 31, 2009 were all non-marketable in each period. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 69% and 68% of the Company’s investment portfolio at September 30, 2010 and December 31, 2009 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 76% were in New York City at September 30, 2010 and December 31, 2009. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (14% and 16% at September 30, 2010 and December 31, 2009) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, wholesaling, administrative and support services, accommodation and food services, and various other industries. Approximately 21% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 16%, 1%, and 0% at September 30, 2010, and were 15%, 1%, and 0% at December 31, 2009.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 63% and 57% at September 30, 2010 and December 31, 2009 (77% and 75% in New York City), commercial loans were 14% and 18%, and consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, and trailers were 20% and 22%. Investment securities were 2% at September 30, 2010 and December 31, 2009, and equity investments (including investments in controlled subsidiaries) were 1%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2010 and December 31, 2009, net loan origination fees were $290,000 and $41,000. Net amortization income (expense) the three months ended September 30, 2010 and 2009 was $113,000 and $0, and was $249,000 and $8,000 for the comparable nine month periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At September 30, 2010 and December 31, 2009, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2010 and 2009.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At September 30, 2010, December 31, 2009, and September 30, 2009, total nonaccrual loans were $22,138,000, $19,784,000, and $22,046,000, and represented 6%, 5%, and 5% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $9,607,000, $7,114,000, and $6,565,000 as of September 30, 2010, December 31, 2009, and September 30, 2009, of which $1,129,000 and $1,185,000 would have been recognized in the quarters ended September 30, 2010 and 2009, and $2,497,000 and $2,638,000 would have been recognized in the comparable nine-month periods.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company was $356,123,000 and $321,875,000 at September 30, 2010 and December 31, 2009, and included $312,097,000 and $229,810,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of September 30, 2010 and December 31, 2009.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments was $10,707,000, $6,619,000, and $12,144,000 as of September 30, 2010, December 31, 2009, and September 30, 2009. Our investment in Medallion Bank, a wholly owned portfolio investment, is also

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the 2010 and 2009 periods shown below.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2009	($4,236)	($8,101)	$18,956	$6,619
Net change in unrealized
Appreciation on investments	—	162	1,516	1,678
Depreciation on investments	(3,678)	(510)	—	(4,188)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments (1)	—	8,232	—	8,232

Balance March 31, 2010	(7,914)	(217)	20,472	12,341
Net change in unrealized
Appreciation on investments	—	159	(274)	(115)
Depreciation on investments	(853)	24	—	(829)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	—	—	—	—

Balance June 30, 2010	(8,767)	(34)	20,198	11,397
Net change in unrealized
Appreciation on investments	—	212	(40)	172
Depreciation on investments	(1,069)	16	—	(1,053)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	191	—	—	191

Balance September 30, 2010	($9,645)	$194	$20,158	$10,707

(1)	Represents the writeoffs of $7,725 related to the investments in SPAC and SPAC 2. See Note 10 for additional information on these investments.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2008	($5,115)	$437	$15,614	$10,936
Net change in unrealized
Appreciation on investments	—	(656)	1,837	1,181
Depreciation on investments	(621)	(63)	—	(684)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	370	—	—	370

Balance March 31, 2009	(5,366)	(282)	17,451	11,803
Net change in unrealized
Appreciation on investments	—	101	815	916
Depreciation on investments	(366)	(447)	(481)	(1,294)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(440)	(440)
Losses on investments	2,000	—	—	2,000
Reclassification of unrealized depreciation	400	—	(400)	—

Balance June 30, 2009	(3,332)	(628)	16,945	12,985
Net change in unrealized
Appreciation on investments	—	360	—	360
Depreciation on investments	(751)	23	(36)	(764)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(460)	(460)
Losses on investments	23	—	—	23

Balance September 30, 2009	($4,060)	($245)	$16,449	$12,144

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$213	$360	$534	($195)
Unrealized depreciation	(1,053)	(728)	(5,563)	(2,225)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries (1)	1,975	1,243	11,026	951
Realized gains	—	—	—	—
Realized losses (2)	191	23	950	2,392
Unrealized gains (losses) on foreclosed properties	(40)	(496)	1,202	1,236

Total	$1,286	$402	$8,149	$2,159

Net realized gains (losses) on investments
Realized gains	$—	$—	$—	$—
Realized losses (3)	(191)	(23)	(8,423)	(2,392)
Other gains	—	—	141	—
Direct recoveries (charge offs) (4)	5	49	(794)	71
Realized gains on foreclosed properties	—	460	—	917

Total	($186)	$486	($9,076)	($1,404)

(1)	Includes $6,966 of net unrealized depreciation related to the investment in SPAC, including $508 that was recorded during the 2010 first quarter, that was reversed during the 2010 first quarter upon the writeoff of the SPAC investment.
(2)	Includes $759 related to the writeoff of the investment in SPAC 2 in the 2010 first quarter.
(3)	Represents the writeoffs related to the investments in SPAC and SPAC 2 in the 2010 first quarter. See Note 10 for additional information on these investments.
(4)	Includes $817 of direct chargeoffs related to the settlement of liabilities associated with the writeoff of SPAC and SPAC 2 in the 2010 nine months, all of which represented a reversal of accrued expenses.

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of September 30, 2010. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $48,000 and $59,000 for the three months ended September 30, 2010 and 2009, and was $146,000 and $200,000 for the comparable nine months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $308,000 and $335,000 for the three months ended September 30, 2010 and 2009, and was $794,000 and $988,000 for the comparable nine months. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $3,339,000, $3,975,000, and $5,029,000 as of September 30, 2010, December 31, 2009, and September 30, 2009.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2009 and 2008, and anticipates qualifying and filing as a RIC for 2010. As a result, no provisions for income taxes have been recorded for the three and nine months ended September 30, 2010 and 2009. State and local tax treatment follows the federal model.

In the fourth quarter of 2010, based on developments under the Code and after discussions with external advisers, the Company’s Board of Directors determined that the loans received in connection with the Company’s lending activities were “accounts or notes receivables acquired in the ordinary course of a trade or business for services” for purposes of Section 1221(a)(4) of the Code. As a result, commencing with the tax year beginning January 1, 2010, the Company intends to treat losses recognized on worthless loans as ordinary losses rather than as capital losses. The Company’s Board of Directors further determined that the Company may take such position in tax returns subsequently filed without obtaining prior IRS approval.

The change in the characterization of a loss resulting from a worthless loan from a capital loss to an ordinary loss could materially impact the amount or character of the dividends received by the Company’s shareholders. The Company is required to distribute 90% of its taxable income in order to maintain its RIC status. In the event losses from worthless loans are treated as ordinary losses, those losses will offset taxable income in the taxable year in which such losses are recognized. This could result in a decrease in the Company’s taxable income which could result in a decrease in the Company’s dividend. Alternatively, if the Company chooses to maintain its current level of dividend, an increased portion of the dividend could be deemed to be a return of capital to the shareholder.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net increase in net assets resulting from operations available to common shareholders	$3,468	$2,889	$6,611	$6,781

Weighted average common shares outstanding applicable to basic EPS	17,472,385	17,575,877	17,535,826	17,567,602
Effect of dilutive stock options	106,884	133,015	123,802	115,969

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,579,269	17,708,892	17,659,628	17,683,571

Basic earnings per share	$0.20	$0.16	$0.38	$0.39
Diluted earnings per share	0.20	0.16	0.37	0.38

Potentially dilutive common shares excluded from the above calculations aggregated 1,153,020 and 1,145,202 shares as of September 30, 2010 and 2009.

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

The Company elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During the three and nine months ended September 30, 2010, the Company issued no shares and 68,500 shares of stock-based compensation awards, and recognized $56,000 and $170,000, or $0.00 and $0.01 per diluted common share for the respective periods, of non-cash stock-based compensation expense related to the option grants. During the three and nine months ended September 30, 2009, the Company issued no shares and 68,667 shares of stock-based compensation awards, and recognized $57,000 and $179,000 or $0.00 and $0.01 per diluted common share for the respective periods, of non-cash stock-based compensation expense related to the option grants. As of September 30, 2010, the total remaining unrecognized compensation cost related to unvested stock options was $161,000, which is expected to be recognized over the next eleven quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. During 2010 and 2009, the Company entered into contracts to purchase interest rate caps on $125,000,000 and $252,000,000, respectively, of notional value of principal from various multinational banks, of which $195,000,000 are active with termination dates ranging to June 2012. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. The 2010 cap purchases of $142,000 were fully expensed in the 2010 third quarter, and the 2009 cap purchases were fully expensed in 2009, including $133,000 and $171,000 in the 2009 third quarter and nine months, and all are carried at $0 on the balance sheet at September 30, 2010.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statements of operations and other valuation adjustments on other controlled subsidiaries for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Statement of operations
Investment income	$12,257	$11,376	$35,008	$33,283
Interest expense	1,874	2,533	5,624	8,908

Net interest income	10,383	8,843	29,384	24,375
Noninterest income	87	96	404	313
Operating expenses	2,886	2,576	7,965	7,427

Net investment income before income taxes	7,584	6,363	21,823	17,261
Income tax provision	(1,973)	(1,417)	(4,830)	(2,749)

Net investment income after income taxes	5,611	4,946	16,993	14,512
Net realized/unrealized losses of Medallion Bank	(2,399)	(2,464)	(8,595)	(9,353)

Net increase in net assets resulting from operations of Medallion Bank	3,212	2,482	8,398	5,159
Unrealized depreciation on Medallion Bank (1)	(1,299)	(1,161)	(3,930)	(3,461)
Net unrealized gains (losses) of controlled subsidiaries other than Medallion Bank	62	(78)	6,558	(747)

Net increase (decrease) in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$1,975	$1,243	$11,026	$951

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of September 30, 2010 and December 31, 2009.

(Dollars in thousands)	2010	2009
Loans	$500,799	$418,853
Investment securities, at fair value	21,798	21,060

Net investments ($0 pledged as collateral under borrowing arrangements at September 30, 2010 and December 31, 2009) (1)	522,597	439,913
Cash ($0 at September 30, 2010 and December 31, 2009 restricted as to use by lender)	16,142	13,340
Other assets, net	10,518	11,935
Due from affiliates	3	—

Total assets	$549,260	$465,188

Other liabilities	$2,059	$2,462
Due to affiliates	—	630
Deposits, including accrued interest payable	453,866	373,228

Total liabilities	455,925	376,320
Medallion Bank equity (2)	93,335	88,868

Total liabilities and equity	$549,260	$465,188

Investment in other controlled subsidiaries	$3,925	$4,280
Total investment in Medallion Bank and other controlled subsidiaries	$75,759	$72,279

(1)	Included in Medallion Bank’s net investments is $376 and $528 for purchased loan premium at September 30, 2010 and December 31, 2009.
(2)	Includes $21,498 of preferred stock issued to the US Treasury under the Troubled Asset Relief Program (TARP).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At September 30, 2010 and December 31, 2009, the net premium on investment securities totaled $180,000 and $185,000, and $14,000 and $51,000 was amortized into interest income for the 2010 third quarter and nine months, and $22,000 and $51,000 were amortized in the comparable 2009 periods.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At September 30, 2010, $2,873,000 or 1% of consumer loans, $385,000 or 1% of commercial loans, and no medallion loans were on nonaccrual, compared to $3,321,000 or 2% of consumer loans, $1,124,000 or 2% of commercial loans, and no medallion loans on nonaccrual at December 31, 2009, and $3,154,000 or 2% of consumer loans, $1,621,000 or 2% of commercial loans, and $148,000 or less than 1% of medallion loans on nonaccrual at September 30, 2009. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $278,000, $252,000, and $223,000 as of September 30, 2010, December 31, 2009, and September 30, 2009.

Medallion Bank’s loan and investment portfolios are assessed for collectability on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. The consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000, of which $45,000 and $152,000 was amortized into interest income in the 2010 third quarter and nine months, and $66,000 and $235,000 was amortized into interest income in the comparable 2009 periods. The premium amount on the balance sheet was $376,000 and $528,000 at September 30, 2010 and December 31, 2009. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described previously in Note 2.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.15% to 0.50%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at September 30, 2010 and December 31, 2009 was $927,000 and $670,000, and $262,000 and $750,000 was amortized to interest expense during the 2010 third quarter and nine months, and $305,000 and $817,000 were amortized in the comparable 2009 periods. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending September 30,						September 30, 2010	December 31, 2009	Interest Rate (1)
(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter
Deposits	$324,930	$67,975	$59,363	$—	$—	$—	$452,268	$371,719	1.44%

(1)	Weighted average contractual rate as of September 30, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, that the Tier I Leverage Capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including $1,750,000 contributed over the 2009 nine months. Separately, Medallion Bank paid dividends to the Company of $1,000,000 in the 2010 and 2009 third quarters and $3,000,000 in the 2010 and 2009 nine months.

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

SEPTEMBER 30, 2010

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of September 30, 2010 and December 31, 2009, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of September 30, 2010, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory		September 30, 2010	December 31, 2009
(Dollars in Thousands)	Minimum	Well-capitalized
Tier I capital	—	—	$92,971	$88,811
Total capital	—	—	99,639	94,455
Average assets	—	—	537,927	456,681
Risk-weighted assets	—	—	526,063	443,566
Leverage ratio (1)	4%	5%	17.3%	19.5%
Tier I capital ratio (2)	4	6	17.7	20.0
Total capital ratio (2)	8	10	18.9	21.3

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending September 30,						September 30, 2010	December 31, 2009	Interest Rate (1)
(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter
Revolving lines of credit	$—	$—	$—	$183,442	$—	$—	$183,442	$197,362	1.32%
SBA debentures	7,485	7,500	19,450	13,500	9,250	23,065	80,250	88,250	5.48%
Notes payable to banks	43,204	16,735	16,079	95	—	874	76,987	63,910	4.48%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.68%

Total	$50,689	$24,235	$35,529	$197,037	$9,250	$56,939	$373,679	$382,522	3.42%

(1)	Weighted average contractual rate as of September 30, 2010.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $183,442,000 was outstanding at September 30, 2010. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.26% at September 30, 2010) plus 0.75%, or 90 day LIBOR (0.29% at September 30, 2010) plus 0.50%; plus 0.95%.

In December 2006, Trust II entered into a revolving line of credit agreement with Citibank N.A., to provide up to $250,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC, which was paid off in March 2010, in advance of the May 2010 maturity. In November 2008, the line of credit was reduced to $225,000,000, and was further reduced to $35,000,000 in November 2009. Borrowings under Trust II’s revolving line of credit were collateralized by Trust II’s assets. MFC was the servicer of the loans owned by Trust II. The Citi line included a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests were not met, MFC could have been replaced as the servicer. The interest rate was a pooled short-term commercial paper rate, which approximated LIBOR (0.26% at September 30, 2010), plus 1.07% with a facility fee of 1.50% on the aggregate Citi line, and prior to November 2009 was plus 0.82% with a facility fee of 0.15% on the aggregate Citi line, and prior to November 2008 was plus 0.47% with a facility fee of 0.15%.

(B) SBA DEBENTURES

In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which mature in September 2011. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of September 30, 2010, $99,500,000 of commitments had been fully utilized, and $12,485,000 was available for borrowing.

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(C) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into (i) note agreements and (ii) participation agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower. The Company believes the participation agreements represent legal true sales of the loans to the lender, but for accounting purposes these participations are treated as financings, and are included in funds borrowed as shown on our consolidated balance sheets. The table below summarizes the key attributes of our various borrowing arrangements with banks as of September 30, 2010.

(Dollars in thousands)
Borrower	# of Banks /Notes	Note Dates	Maturity Dates	Type	Note Amounts	Balance Outstanding at September 30, 2010	Monthly Payment	Average Interest Rate at September 30, 2010	Interest Rate Index (1)
MFC	7/17	3/09 – 9/10	3/11 - 2/17	Participated loans treated as financings (2)	$35,573	$34,948	Proportionate to the payments received on the participated loans	4.51%	4.51% (3)
The Company	1/1	4/04	12/10	Revolving line of credit secured by pledged loans	20,000	16,500	Interest only	3.00% + 0.25% unused fee	LIBOR + 2.00%, minimum rate of 3.00%
The Company	1/4	1/09 – 6/09	3/11 - 7/12	Participated loans treated as financings	21,187	15,127	Proportionate to the payments received on the participated loans	5.23%	N/A
Medallion Chicago	3/27	10/06 – 6/08	5/11 - 6/11	Term loans secured by owned Chicago medallions (4)	11,476	10,412	$83 principal & interest	5.60%	N/A
MFC	1/1	1/05	5/11	Revolving line of credit secured by pledged loans (5)	8,000	—	Interest only	3.75%	Prime + 0.50%

					$96,236	$76,987

(1)	At September 30, 2010, 30 day LIBOR was 0.26%, 360 day LIBOR was 0.78%, and the prime rate was 3.25%.
(2)	$4,227 guaranteed by the Company.
(3)	Generally, each of these notes reprice on their one year anniversary date at the greater of the current interest rate, or the prime rate plus an index, which ranges from 0.25% to 1.375%. One $907 loan remains fixed to term at 5.50%, one $3,964 loan remains fixed to term at 4.50%, and one $4,568 loan remains fixed to term at 4.70%.
(4)	$6,312 guaranteed by the Company.
(5)	Guaranteed by the Company.

D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.29% at September 30, 2010) plus 2.13%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At September 30, 2010, $33,000,000 was outstanding on the preferred securities. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At September 30, 2010, 159,315 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the 2006 Director Plan. At September 30, 2010, no shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

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

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At September 30, 2010, 1,509,017 shares of the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,231,833 shares were exercisable. The weighted average fair value of options granted was $0.96 per share for the three and nine months ended September 30, 2010, and was $0.91 per share for the comparable 2009 periods.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the shares granted during 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk free interest rate	NA	NA	2.77%	2.89%
Expected dividend yield	NA	NA	8.00	8.00
Expected life of option in years (1)	NA	NA	6.00	6.00
Expected volatility (2)	NA	NA	30.00	30.00

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the periods ended September 30, 2010 and December 31, 2009.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,729,187	$3.50 - 18.75	$10.25
Granted	68,667	7.49 - 7.62	7.57
Cancelled	(295,269)	7.68 - 18.75	16.68
Exercised	(26,653)	3.50 - 5.51	4.87

Outstanding at December 31, 2009	1,475,932	3.50 - 17.94	8.93
Granted	—	—	—
Cancelled	(16,667)	17.94	17.94
Exercised (1)	—	—	—

Outstanding at March 31, 2010	1,459,265	3.50 - 15.56	8.83
Granted	68,500	7.17 - 8.21	8.06
Cancelled	(18,000)	9.27	9.27
Exercised (1)	—	—	—

Outstanding at June 30, 2010	1,509,765	3.50 - 15.56	8.79
Granted	—	—	—
Cancelled	(748)	9.22	9.22
Exercised (1)	—	—	—

Outstanding at September 30, 2010 (2)	1,509,017	$3.50 - 15.56	$8.79

Options exercisable at September 30, 2010 (2)	1,231,833	$3.50 - 15.56	$8.79

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 for the 2010 third quarter and nine months, and was $0 and $45,000 for the comparable 2009 periods.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2010 and the related exercise price of the underlying options, was $1,037,000 for outstanding options and $1,020,000 for exercisable options as of September 30, 2010.

The following table presents the activity for the unvested options outstanding under the plans for the quarter and nine months ended September 30, 2010.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2009	391,370	$7.49 - 11.24	$9.20
Granted	—	—	—
Cancelled	—	—	—
Vested	(35,139)	9.99-11.21	10.73

Outstanding at March 31, 2010	356,231	7.49 - 11.24	9.04
Granted	68,500	7.17 - 8.21	8.06
Cancelled	—	—	—
Vested	(138,579)	7.49 - 11.24	8.97

Outstanding at June 30, 2010	286,152	7.17 - 11.21	8.84
Granted	—	—	—
Cancelled	(468)	9.22	9.22
Vested	(8,500)	10.76 - 11.21	10.89

Outstanding at September 30, 2010	277,184	$7.17 - 11.21	$8.78

The intrinsic value of the options vested was $0 for the 2010 third quarter and nine months.

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2010 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding			Options Exercisable
		Weighted average			Weighted average
Range of Exercise Prices	Shares at September 30, 2010	Remaining contractual life in years	Exercise price	Shares at September 30, 2010	Remaining contractual life in years	Exercise price
$ 3.50-5.51	350,997	1.79	$4.91	350,997	1.79	$4.91
6.89-13.06	1,131,072	6.33	9.84	853,888	5.75	10.19
14.63-15.56	26,948	0.18	14.98	26,948	0.18	14.98

$ 3.50-15.56	1,509,017	5.17	8.79	1,231,833	4.50	8.79

(6) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Servicing fees	$990	$637	$2,391	$1,515
Prepayment penalties	273	177	623	506
Late charges	47	75	148	196
Other	30	74	125	210

Total noninterest income	$1,340	$963	$3,287	$2,427

The increase in servicing fees in the 2010 third quarter and nine months primarily reflected the fees earned on the larger serviced Medallion Bank portfolio. The increase in the prepayment penalties in the 2010 third quarter was attributed to early payoff of several large customers. Other noninterest income is lower due to the absence of SPAC management fees which were earned in the 2009 third quarter and nine months.

The major components of other operating expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Loan collection costs and other investment costs	$15	$133	($1,564)	$376
Travel, meals, and entertainment	258	349	617	921
Directors fees	135	187	408	444
Office expense	89	85	264	271
Miscellaneous taxes	80	99	385	293
Investment and referral costs	48	78	135	156
Telephone	57	64	188	169
Insurance	57	34	169	182
Depreciation and amortization	48	59	146	200
Other expenses	375	264	761	603

Total operating expenses	$1,162	$1,352	$1,509	$3,615

Loan collection and other investment costs decreased reflecting $1,312,000 of expense reversals related to the costs of winding up the operations of SPAC’s in the 2010 nine months that were reclassified to realized losses on investments, and $310,000 that was reversed as a result of favorable negotiations with the creditors of SPAC, as well as generally more favorable collection activities on the portfolio as a whole. Travel, meals, and entertainment decreased due to a decrease in investment and development activities in 2010.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Net share data:
Net asset value at the beginning of the period	$9.16	$9.81	$9.27	$9.97
Net investment income	0.14	0.11	0.42	0.34
Income tax (provision) benefit	—	—	—	—
Net realized losses on investments	(0.01)	0.03	(0.51)	(0.08)
Net change in unrealized appreciation on investments	0.07	0.02	0.46	0.12

Net increase in net assets resulting from operations	0.20	0.16	0.37	0.38
Issuance of common stock	—	—	—	—
Repurchases of common stock	0.02	—	0.02	—
Distribution of net investment income	(0.15)	(0.17)	(0.45)	(0.55)
Distribution of net realized gains on investments	—	(0.02)	—	(0.02)
Other	—	0.01	0.02	0.01

Total increase (decrease) in net asset value	0.07	(0.02)	(0.04)	(0.18)

Net asset value at the end of the period (1)	$9.23	$9.79	$9.23	$9.79

Per share market value at beginning of period	$6.60	$7.65	$8.17	$7.63
Per share market value at end of period	7.79	8.36	7.79	8.36
Total return (2)	81%	47%	1%	24%

Ratios/supplemental data
Average net assets	$160,699	$172,333	$161,600	$173,763
Total expense ratio (3)	21%	21%	20%	22%
Operating expenses to average net assets (4)	12	11	11	11
Net investment income after taxes to average net assets	5.84	4.61	6.24	4.64

(1)	Includes $0.13 and $0.12 of undistributed net investment income per share and $0.00 of undistributed net realized gains per share as of September 30, 2010 and 2009.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	Includes $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s in the 2010 nine months that were reclassified to realized losses on investments, and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC. Excluding these amounts, the total expense ratio was 21% for the nine months, and the operating expense ratio was 12%.

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

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

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were approximately $160,000 and $73,000 for the three months ended September 30, 2010 and 2009, and were $444,000 and $501,000 for the comparable nine months.

At September 30, 2010 and 2009, we serviced $312,097,000 and $213,858,000 in loans for Medallion Bank. Included in net investment income were amounts as described below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Servicing fees	$875	$452	$2,088	$1,292
Loan origination fees	227	291	640	585
Reimbursement of operating expenses	79	77	237	163
Interest income	—	1	—	2

Total other income	$1,181	$821	$2,965	$2,042

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

The Company had agreed to indemnify the SPAC in the event of the SPAC’s liquidation for all claims of any vendors, service providers, or other entities that are owed money by the SPAC for services rendered or contracted for, or for products sold to the SPAC, including claims of any prospective acquisition targets. At December 31, 2009, the SPAC’s liabilities exceeded its cash on hand by $1,581,000. The SPAC negotiated these liabilities downwards, and obtained forbearance from those associated with a failed deal, and during the 2010 nine months, $1,292,000 of the expenses were paid $310,000 were forgiven, and there were no remaining claims outstanding.

Certain of the Company’s officers and directors also served as officers and directors of the SPAC, and in that role entered into agreements with the SPAC and its underwriter(s) to present to the SPAC, prior to presentation to any other person or entity, opportunities to acquire entities, until the earlier of the SPAC’s consummation of a business combination, the SPAC’s liquidation, or until such time as they ceased to be an officer or director of the SPAC. The Company entered into a similar agreement.

SPAC 2

Included in deferred costs in other assets at December 31, 2009 was $759,000 of investments in and loans to a special purpose acquisition company, National Security Solutions, Inc. (SPAC 2), 74%-owned by the Company, which was in organization prior to registration with the SEC to register units for sale in an initial public offering. As a result of the market conditions which led to the failure of the SPAC, it was determined to cease activities related to SPAC 2, and as a result, the investment was fully reserved for with a $759,000 charge to unrealized depreciation during the year ended December 31, 2009, and was fully written off to realized losses in the 2010 first quarter. In addition, the Company had additional realized losses of $20,000 in the 2010 nine months.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

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

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At September 30, 2010 and December 31, 2009, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$471,930	$471,930	$475,133	$475,133
Cash	21,525	21,525	33,401	33,401
Accrued interest receivable	1,613	1,613	1,661	1,661
Financial liabilities
Funds borrowed	373,679	373,679	382,522	382,522
Accrued interest payable	821	821	2,207	2,207

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

SEPTEMBER 30, 2010

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

The following tables present Medallion’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

September 30, 2010 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$327,425	$327,425
Commercial loans	—	—	65,158	65,158
Investment in Medallion Bank and other controlled subsidiaries	—	—	75,759	75,759
Equity investments	285	—	3,303	3,588
Other assets	—	35,924	—	35,924

December 31, 2009 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$321,915	$321,915
Commercial loans	—	—	77,922	77,922
Investment in Medallion Bank and other controlled subsidiaries	543	—	71,736	72,279
Equity investments	248	—	2,769	3,017
Other assets	—	33,822	—	33,822

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

The following tables provide a summary of changes in fair value of Medallion’s level 3 financial assets and liabilities for the quarters and nine months ended September 30, 2010 and 2009.

(Dollars in thousands)	June 30, 2010	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Issuances, and Settlements	September 30, 2010	Amounts Related to Held Assets (1)
Assets
Medallion loans	$333,318	$—	(5,893)	$327,425	$—
Commercial loans	71,669	(1,064)	(5,447)	65,158	(1,099)
Investment in Medallion Bank and other controlled subsidiaries	74,104	1,975	(320)	75,759	1,975
Equity investments	3,090	213	—	3,303	213

(1)	Total realized and unrealized gains (losses) included in income for the 2010 third quarter which relate to assets held as of September 30, 2010.

(Dollars in thousands)	December 31, 2009	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Issuances, and Settlements	September 30, 2010	Amounts Related to Held Assets (1)
Assets
Medallion loans	$321,915	$—	$5,510	$327,425	$—
Commercial loans	77,922	(5,448)	(7,316)	65,158	(5,632)
Investment in Medallion Bank and other controlled subsidiaries	71,736	4,061	(38)	75,759	4,061
Equity investments	2,769	534	—	3,303	534

(1)	Total realized and unrealized gains (losses) included in income for the 2010 nine months which relate to assets held as of September 30, 2010.

(Dollars in thousands)	June 30, 2009	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Issuances, and Settlements	September 30, 2009	Amounts Related to Held Assets (1)
Assets
Medallion loans	$375,894	$—	($34,111)	$341,783	$—
Commercial loans	82,889	(701)	(401)	81,787	(751)
Investment in Medallion Bank and other controlled subsidiaries	73,251	1,393	(750)	73,894	1,393
Equity investments	2,297	360	—	2,657	360
Other assets	759	(36)	147	870	(36)

(1)	Total realized and unrealized gains (losses) included in income for the 2009 third quarter which relate to assets held as of September 30, 2009.

(Dollars in thousands)	December 31, 2008	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Issuances, and Settlements	September 30, 2009	Amounts Related to Held Assets (1)
Assets
Medallion loans	$402,964	($3)	($61,178)	$341,783	$—
Commercial loans	89,611	(1,265)	(6,559)	81,787	(1,735)
Investment in Medallion Bank and other controlled subsidiaries	71,100	1,201	1,593	73,894	1,201
Equity investments	3,026	(677)	308	2,657	(677)
Other assets	759	(543)	654	870	(543)

(1)	Total realized and unrealized gains (losses) included in income for the 2009 nine months which relate to assets held as of September 30, 2009.

(13) SUBSEQUENT EVENTS

On November 1, 2010, the Company’s board of directors declared a $0.15 per share common stock dividend, payable on November 23, 2010 to shareholders of record on November 16, 2010.

In October 2010, the Company extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than November 2010 and are to conclude 180 days after the commencement of the purchases.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 7%, and our commercial loan portfolio at a compound annual growth rate of 3% (11% and 9% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 13%. Total assets under our management, which includes assets serviced for third party investors and managed by Medallion Bank, were $1,059,666,000 as of September 30, 2010, and $1,039,840,000 and $1,036,883,000 as of December 31, 2009 and September 30, 2009 and have grown at a compound annual growth rate of 12% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $152,105,000 or $9.70 per share.

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

In the fourth quarter of 2010, based on developments under the Code and after discussions with external advisers, our Board of Directors determined that the loans received in connection with our lending activities were “accounts or notes receivables acquired in the ordinary course of a trade or business for services” for purposes of Section 1221(a)(4) of the Code. As a result, commencing with the tax year beginning January 1, 2010, we intend to treat losses recognized on worthless loans as ordinary losses rather than as capital losses. Our Board of Directors further determined that we may take such position in tax returns subsequently filed without obtaining prior IRS approval.

The change in the characterization of a loss resulting from a worthless loan from a capital loss to an ordinary loss could materially impact the amount or character of the dividends received by our shareholders. We are required to distribute 90% of our taxable income in order to maintain our RIC status. In the event losses from worthless loans are treated as ordinary losses, those losses will offset taxable income in the taxable year in which such losses are recognized. This could result in a decrease in our taxable income which could result in a decrease in our dividend. Alternatively, if we choose to maintain our current level of dividend, an increased portion of the dividend could be deemed to be a return of capital to the shareholder.

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

	September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	5.63%	$250,260	5.74%	$257,649	5.88%	$234,051	5.90%	$244,082	5.95%	$260,335
Chicago	6.82	30,229	6.86	28,288	6.87	26,654	6.91	25,868	6.93	25,097
Newark	7.85	19,714	7.92	20,261	7.95	20,956	7.98	21,790	8.03	23,253
Boston	6.89	18,276	7.04	18,917	7.07	20,975	7.14	21,383	7.32	24,224
Cambridge	6.93	4,219	7.02	3,525	7.12	3,387	7.10	3,025	7.39	2,842
Other	7.09	4,691	7.08	4,729	7.11	5,138	7.14	5,435	7.26	5,816

Total medallion loans	5.98	327,389	6.07	333,369	6.21	311,161	6.23	321,583	6.29	341,567

Deferred loan acquisition costs		36		147		335		332		361
Unrealized depreciation on loans		—		—		—		—		—

Net medallion loans		$327,425		$333,516		$311,496		$321,915		$341,928

Commercial loans
Secured mezzanine	14.09%	$56,135	14.18%	$60,977	14.07%	$61,005	14.63%	$61,834	14.54%	$64,297
Asset based	5.69	8,833	5.53	8,905	5.53	9,749	5.74	8,991	5.80	9,265
Other secured commercial	7.53	10,161	7.71	10,642	7.83	11,091	7.95	11,706	8.04	12,389

Total commercial loans	12.21	75,129	12.37	80,524	12.21	81,845	12.71	82,531	12.65	85,951

Deferred loan acquisition income		(326)		(286)		(409)		(373)		(249)
Unrealized depreciation on loans		(9,645)		(8,767)		(7,914)		(4,236)		(4,060)

Net commercial loans		$65,158		$71,471		$73,522		$77,922		$81,642

Investment in Medallion Bank and other controlled subsidiaries, net	5.28%	$75,759	5.40%	$74,104	5.51%	$72,598	5.53%	$72,279	6.45%	$77,544

Equity investments	1.96%	$3,394	2.08%	$3,394	2.32%	$3,393	2.50%	$3,393	3.57%	$3,143

Unrealized appreciation (depreciation) on equities		194		(34)		(217)		(376)		(245)

Net equity investments		$3,588		$3,360		$3,176		$3,017		$2,898

Investment securities	—%	$—	—%	$—	—%	$—	—%	$—	—%	$—

Investments at cost (2)	6.82%	$481,671	6.77%	$491,391	7.12%	$468,997	7.22%	$479,786	7.38%	$508,205

Deferred loan acquisition (income) costs		(290)		(139)		(74)		(41)		112
Unrealized appreciation (depreciation) on equities		194		(34)		(217)		(376)		(245)
Unrealized depreciation on loans		(9,645)		(8,767)		(7,914)		(4,236)		(4,060)

Net investments		$471,930		$482,451		$460,792		$475,133		$504,012

Medallion Bank investments
Medallion loans	5.68%	$247,646	5.85%	$218,252	6.10%	$171,087	6.15%	$160,403	6.23%	143,186
Consumer loans	17.95	194,056	17.94	194,024	17.93	189,489	17.96	193,382	18.01	$197,563
Commercial loans	5.86	66,838	5.77	68,777	5.84	73,427	5.84	72,540	5.88	74,584
Investment securities	3.50	21,036	3.67	21,556	3.36	19,009	3.99	20,784	3.92	18,632

Medallion Bank investments at cost (2)	10.11	529,576	10.41	502,609	10.89	453,012	11.11	447,109	11.43	433,965

Deferred loan acquisition costs		5,893		5,782		5,585		5,633		5,732
Unrealized appreciation (depreciation) on investment securities		582		603		280		92		222
Premiums paid on purchased securities		180		144		162		185		178
Unrealized depreciation on loans		(14,010)		(14,214)		(13,829)		(13,610)		(12,860)

Medallion Bank net investments		$522,221		$494,924		$445,210		$439,409		$427,237

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.95%, 9.14%, 9.44%, 9.56%, and 9.64% at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net investments at beginning of period	$482,451	$538,199	$475,133	$570,597
Investments originated	53,411	42,826	139,563	132,010
Repayments of investments	(65,145)	(77,937)	(140,866)	(196,709)
Net realized gains (losses) on investments (1)	(186)	26	(8,297)	(2,321)
Net increase in unrealized appreciation (depreciation) (2)	1,286	898	6,148	923
Transfers (to) from other assets	—	—	—	(480)
(Amortization) accretion of origination costs	113	—	249	(8)

Net decrease in investments	(10,521)	(34,187)	(3,203)	(66,585)

Net investments at end of period	$471,930	$504,012	$471,930	$504,012

(1)	Excludes net realized losses of $779 for the nine months ended September 30, 2010, related to the investment in SPAC 2, and net realized gains of $460 and $917 for the third quarter and nine months ended September 30, 2009, related to foreclosed properties, which were carried in other assets on the consolidated balance sheet.
(2)	Excludes the reversal of unrealized depreciation of $759 for the nine months ended September 30, 2010 related to the realized loss of the SPAC 2 investment, and net unrealized appreciation (depreciation) of ($40) and $1,202 for the quarter and nine months ended September 30, 2010, and ($496) and $1,236 for the comparable 2009 periods, related to foreclosed properties, which were carried in other assets on the consolidated balance sheet.

Portfolio Summary

Total Portfolio Yield

The weighted average yield of the total portfolio at September 30, 2010 was 6.82% (7.15% for the loan portfolio), a decrease of 40 basis points from 7.22% at December 31, 2009, and a decrease of 56 basis points from 7.38% at September 30, 2009. The weighted average yield of the total managed portfolio at September 30, 2010 was 8.77%, (8.95% for the loan portfolio), a decrease of 58 basis points from 9.35% at December 31, 2009, and a decrease of 61 basis points from 9.38% at September 30, 2009. The decreases from 2009 reflected the general market condition of falling interest rates, the changes in the portfolio mix, and portfolio repricing.

Medallion Loan Portfolio

Our medallion loans comprised 69% of the net portfolio of $471,930,000 at September 30, 2010, compared to 68% of the net portfolio of $475,133,000 at December 31, 2009, and 68% of $504,012,000 at September 30, 2009. Our managed medallion loans of $574,935,000 comprised 63% of the net managed portfolio of $922,317,000 at September 30, 2010, compared to 57% of the net managed portfolio of $846,542,000 at December 31, 2009, and 56% of $864,233,000 at September 30, 2009. The medallion loan portfolio increased by $5,509,000 or 2% in 2010 (an increase of $92,848,000 or 19% on a managed basis), primarily reflecting loan growth in New York and Chicago, the sourcing of most new business to Medallion Bank, and the reduction of sold participation interests to third parties. Total medallion loans serviced for third parties were $53,568,000, $102,307,000, and $93,779,000 at September 30, 2010, December 31, 2009, and September 30, 2009.

The weighted average yield of the medallion loan portfolio at September 30, 2010 was 5.98%, a decrease of 25 basis points from 6.23% at December 31, 2009, and a decrease of 31 basis points from 6.29% at September 30, 2009. The weighted average yield of the managed medallion loan portfolio at September 30, 2010 was 5.85%, a decrease of 35 basis points from 6.20% at December 31, 2009, and a decrease of 42 basis points from 6.27% at September 30, 2009. The decrease in yield primarily reflected the effects of borrower refinancings at the current lower market interest rates. At September 30, 2010, December 31, 2009, and September 30, 2009, 24% of the medallion loan portfolio represented loans outside New York. At September 30, 2010, 23% of the managed medallion loan portfolio represented loans outside New York, compared to 25% at December 31, 2009 and September 30, 2009. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 14%, 16%, and 16% of the net investment portfolio as of September 30, 2010, December 31, 2009, and September 30, 2009, and were 14%, 18%, and 18% on a managed basis. Commercial loans decreased by $12,764,000 or 16% during 2010 (decreased $18,192,000 or 12% on a managed basis), primarily reflecting loan repayments and an increase in unrealized depreciation in the mezzanine loan portfolio, and on managed basis, also by decreases in the asset-based portfolio at Medallion Bank. Net commercial loans serviced by third parties were $11,930,000 at September 30, 2010, $13,376,000 at December 31, 2009, and $13,270,000 at September 30, 2009.

The weighted average yield of the commercial loan portfolio at September 30, 2010 was 12.21%, a decrease of 50 basis points from 12.71% at December 31, 2009, and a decrease of 44 basis points from 12.65% at September 30, 2009. The weighted average yield of the managed commercial loan portfolio at September 30, 2010 was 9.22%, a decrease of 28 basis points from 9.50% at December 31, 2009, and a decrease of 29 basis points from 9.51% at September 30, 2009. The decreases reflect rate reductions in the mezzanine loan portfolio related to certain restructurings. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At September 30, 2010, variable-rate loans represented approximately 18% of the commercial portfolio, compared to 17% and 18% at December 31, 2009 and September 30, 2009, and were 54%, 55%, and 55% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 20%, 22%, and 22% of the managed net investment portfolio as of September 30, 2010, December 31, 2009, and September 30, 2009. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, and trailers located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 17.95% at September 30, 2010, compared to 17.96% and 18.01% at December 31, 2009 and September 30, 2009. Adjustable rate loans represented 83% of the managed consumer portfolio at September 30, 2010, compared to 85% and 86% at December 31, 2009 and September 30, 2009.

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

The following table shows the trend in loans 90 days or more past due:

	September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Medallion loans	$104	0.0%	$217	0.0%	$1,764	0.4%	$1,090	0.3%	$810	0.2%
Commercial loans
Secured mezzanine	11,101	2.8	9,791	2.4	4,117	1.1	6,600	1.6	10,544	2.4
Asset-based receivable	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0
Other secured commercial	878	0.2	948	0.2	510	0.1	295	0.1	295	0.1

Total commercial loans	11,979	3.0	10,739	2.6	4,627	1.2	6,895	1.7	10,839	2.5

Total loans 90 days or more past due	$12,083	3.0%	$10,956	2.6%	$6,391	1.6%	$7,985	2.0%	$11,649	2.7%

Total Medallion Bank loans	$2,513	0.5%	$2,229	0.5%	$4,248	1.0%	$3,861	0.9%	$3,917	0.9%

Total managed loans 90 days or more past due	$14,596	1.6%	$13,185	1.5%	$10,639	1.3%	$11,846	1.4%	$15,566	1.8%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Medallion loan delinquencies decreased due to improved market conditions. Secured mezzanine delinquencies increased as more borrowers conserved cash to fund operating shortages. Other commercial delinquencies decreased slightly reflecting the slight progression of the current state of the economy. Medallion Bank loan delinquencies increased due to the seasonality in consumer portfolios, but decreased from the first quarter due to improvement as a result of resolution of problem commercial loans. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2009	($4,236)	($8,101)	$18,956	$6,619
Net change in unrealized
Appreciation on investments	—	162	1,516	1,678
Depreciation on investments	(3,678)	(510)	—	(4,188)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments (1)	—	8,232	—	8,232

Balance March 31, 2010	(7,914)	(217)	20,472	12,341
Net change in unrealized
Appreciation on investments	—	159	(274)	(115)
Depreciation on investments	(853)	24	—	(829)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	—	—	—	—

Balance June 30, 2010	(8,767)	(34)	20,198	11,397
Net change in unrealized
Appreciation on investments	—	212	(40)	172
Depreciation on investments	(1,069)	16	—	(1,053)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	191	—	—	191

Balance September 30, 2010	($9,645)	$194	$20,158	$10,707

(1)	Represents the writeoffs $7,725 related to the investments in SPAC and SPAC 2. See Note 10 for additional information on these investments.

(Dollars in thousands)	Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2008	($5,115)	$437	$15,614	$10,936
Increase in unrealized
Appreciation on investments	—	(656)	1,837	1,181
Depreciation on investments	(621)	(63)	—	(684)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—
Losses on investments	370	—	—	370

Balance March 31, 2009	(5,366)	(282)	17,451	11,803
Increase in unrealized
Appreciation on investments	—	101	815	916
Depreciation on investments	(366)	(447)	(481)	(1,294)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(440)	(440)
Losses on investments	2,000	—	—	2,000
Reclassification of unrealized depreciation	400	—	(400)	—

Balance June 30, 2009	(3,332)	(628)	16,945	12,985
Increase in unrealized
Appreciation on investments	—	360	—	360
Depreciation on investments	(751)	23	(36)	(764)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(460)	(460)
Losses on investments	23	—	—	23

Balance September 30, 2009	($4,060)	($245)	$16,449	$12,144

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Total loans
Medallion loans	$327,425	$333,516	$311,496	$321,915	$341,928
Commercial loans	65,158	71,471	73,522	77,922	81,642

Total loans	392,583	404,987	385,018	399,837	423,570
Investment in Medallion Bank and other controlled subsidiaries	75,759	74,104	72,598	72,279	77,544
Equity investments (1)	3,588	3,360	3,176	3,017	—
Investment securities	—	—	—	—	2,898

Net investments	$471,930	$482,451	$460,792	$475,133	$504,012

Net investments at Medallion Bank and other controlled subsidiaries	$522,221	$494,924	$445,210	$439,409	$427,237
Managed net investments	$922,317	$906,934	$837,087	$846,542	$864,233

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—	$—	$—
Commercial loans	(9,645)	(8,767)	(7,914)	(4,236)	(4,060)

Total loans	(9,645)	(8,767)	(7,914)	(4,236)	(4,060)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—	—	—
Equity investments	194	(34)	(217)	(376)	(245)
Investment securities	—	—	—	—	—

Total unrealized depreciation on investments (2)	($9,451)	($8,801)	($8,131)	($4,612)	($4,305)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($13,428)	($13,611)	($13,549)	($13,519)	($12,639)
Managed total unrealized depreciation on investments (2)	($22,879)	($22,412)	($21,680)	($18,131)	($16,944)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	—%	—%	—%
Commercial loans	(12.84)	(10.86)	(9.67)	(5.13)	(4.72)
Total loans	(2.40)	(2.12)	(2.01)	(1.05)	(0.95)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—	—
Equity investments	5.74	(0.99)	(6.40)	(11.10)	(7.80)
Investment securities	—	—	—	—	—
Net investments	(1.96)	(1.79)	(1.73)	(0.96)	(0.85)

Net investments at Medallion Bank and other controlled subsidiaries	(2.54%)	(2.71%)	(2.99%)	(3.02%)	(2.91%)
Managed net investments	(2.44%)	(2.43%)	(2.54%)	(2.11%)	(1.94%)

(1)	Represents common stock and warrants held as investments.
(2)	Excludes $0, $0, $0, $6,966, and $0 for unrealized depreciation on the SPAC, and $1,448, $1,448, $1,523, $1,593, and $1,633 for unrealized appreciation on Medallion Hamptons Holding, a wholly-owned subsidiary, at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009.
(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Realized gains (losses) on loans and equity investments (1)
Medallion loans	$—	$460	$—	$915
Commercial loans	(186)	26	(39)	(2,319)

Total loans	(186)	486	(39)	(1,404)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	(8,258)	—
Equity investments	—	—	—	—
Investment securities	—	—	—	—

Total realized gains (losses) on loans and equity investments (2)	(186)	486	(8,297)	(1,404)

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	(2,584)	(2,465)	(8,483)	(7,548)

Total managed realized gains (losses) on loans and equity investments (2)	($2,770)	($1,979)	($16,780)	($8,952)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	0.52%	—%	0.32%
Commercial loans	(0.96)	0.12	(0.06)	(3.40)
Total loans	(0.18)	0.44	(0.01)	(0.40)
Investment in Medallion Bank and other controlled subsidiaries	—	—	(14.93)	—
Equity investments	—	—	—	—
Investment securities	—	—	—	—
Net investments	(0.15)	0.37	(2.32)	(0.34)

Net investments at Medallion Bank and other controlled subsidiaries	(1.98)	(2.27)	(2.36)	(2.39)
Managed net investments	(1.18%)	(0.89%)	(2.52%)	(1.32%)

(1)	Includes $460 and $917 of realized gains for three and nine months ended September 30, 2009, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.
(2)	Excludes $779 of net realized losses for the nine months ended September 30, 2010, related to the investment in SPAC 2, which was carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$213	$360	$534	($195)
Unrealized depreciation	(1,053)	(728)	(5,563)	(2,225)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries (1)	1,975	1,243	11,026	951
Realized gains	—	—	—	—
Realized losses (2)	191	23	950	2,392
Unrealized gains (losses) on foreclosed properties	(40)	(496)	1,202	1,236

Total	$1,286	$402	$8,149	$2,159

Net realized gains (losses) on investments
Realized gains	$—	$—	$—	$—
Realized losses (3)	(191)	(23)	(8,423)	(2,392)
Other gains	—	—	141	—
Direct recoveries (chargeoffs) (4)	5	49	(794)	71
Realized gains on foreclosed properties	—	460	—	917

Total	($186)	$486	($9,076)	($1,404)

(1)	Includes $6,966 of net unrealized depreciation related to the investment in SPAC, including $508 that was recorded during the 2010 first quarter, that was reversed during the 2010 first quarter, upon the writeoff of the SPAC investment.
(2)	Includes $759 related to the writeoff of the investment in SPAC 2 in the 2010 first quarter.
(3)	Represents the writeoff related to the investments in SPAC and SPAC 2 in the 2010 first quarter. See Note 10 for additional information on these investments.
(4)	Includes $817 of direct chargeoffs related to the settlement of the liabilities associated with the writeoff of SPAC and SPAC 2 in the 2010 nine months, all of which represented a reversal of accrued expenses.

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 16%, 15%, and 15% of our total portfolio at September 30, 2010, December 31, 2009, and September 30, 2009. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We are currently in discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including $1,750,000 contributed in the 2009 first quarter. Separately, Medallion Bank paid dividends to us of $1,000,000 in the 2010 and 2009 third quarters, and $3,000,000 in the 2010 and 2009 nine months. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at September 30, 2010, December 31, 2009, and September 30, 2009. Equity investments were less than 1%, 1%, and 1% of our total managed portfolio at September 30, 2010, December 31, 2009, and September 30, 2009. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at September 30, 2010, December 31, 2009, and September 30, 2009. Investment securities were 2% of our total managed portfolio at September 30, 2010, December 31, 2009, and September 30, 2009. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

Trend in Interest Expense

Our interest expense is driven by the interest rates payable on our short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. We established a medallion lending relationship with DZ Bank in December 2008, that provides for growth in the portfolio at generally lower rates than under prior facilities all of which have been fully paid off. In addition, Medallion Bank began raising brokered bank certificates of deposit during 2004, which were at our lowest borrowing costs. As a result of Medallion Bank raising funds through certificates of deposits as previously noted, we were able to realign the ownership of some of our medallion loans and related assets to Medallion Bank allowing us and our subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, Medallion Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 4 to the consolidated financial statements for details on the terms of all outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and nine months ended September 30, 2010 and 2009. Our average balances decreased and Medallion Bank’s average balances increased reflecting the sourcing of more business to Medallion Bank, and an increase in loan participations sold. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
September 30, 2010
Revolving lines of credits	$931	$182,272	2.03%	$2,456	$182,410	1.80%
SBA debentures	1,410	83,805	6.68	4,259	86,752	6.56
Notes payable to banks	863	72,335	4.73	2,475	64,184	5.16
Preferred securities	634	33,000	7.62	1,903	33,000	7.71

Total	$3,838	$371,412	4.10	$11,093	$366,346	4.05

Medallion Bank borrowings	$1,874	$441,490	1.68	$5,624	$402,393	1.87

Total managed borrowings	$5,712	$812,902	2.79	$16,717	$768,739	2.91

September 30, 2009
Revolving lines of credit	$1,439	$229,372	2.49%	$5,389	$267,619	2.69%
SBA debentures	1,438	88,250	6.47	4,287	88,250	6.50
Preferred securities	634	33,000	7.62	1,903	33,000	7.71
Notes payable to banks	663	48,553	5.42	1,477	41,830	4.72

Total	$4,174	$399,175	4.15	$13,056	$430,699	4.05

Medallion Bank borrowings	$2,533	$366,972	2.74	$8,908	$358,676	3.32

Total managed borrowings	$6,707	$766,147	3.47	$21,964	$789,375	3.72

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At September 30, 2010 and 2009, short-term adjustable rate debt constituted 69% and 72% of total debt, and was 31% and 38% on a fully managed basis including the borrowings of Medallion Bank, reflecting the payoff of the floating rate Citi borrowings and its partial replacement with fixed rate debt.

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

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace and regulatory restrictions, such as the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Statement of operations
Investment income	$9,553	$10,196	$28,143	$31,544
Interest expense	3,838	4,174	11,093	13,056

Net interest income	5,715	6,022	17,050	18,488
Noninterest income	1,340	963	3,287	2,427
Operating expenses (1)	4,687	4,984	12,799	14,889

Net investment income before income taxes	2,368	2,001	7,538	6,026
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	2,368	2,001	7,538	6,026
Net realized gains (losses) on investments	(186)	486	(9,076)	(1,404)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (2)	1,975	1,243	11,026	951
Net change in unrealized appreciation (depreciation) on investments (2)	(689)	(841)	(2,877)	1,208

Net increase in net assets resulting from operations	$3,468	$2,889	$6,611	$6,781

Per share data
Net investment income	$0.14	$0.11	$0.42	$0.34
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	(0.01)	0.03	(0.51)	(0.08)
Net change in unrealized appreciation on investments (2)	0.07	0.02	0.46	0.12

Net increase in net assets resulting from operations	$0.20	$0.16	$0.37	$0.38

Dividends declared per share	$0.15	$0.19	$0.45	$0.57

Weighted average common shares outstanding
Basic	17,472,385	17,575,877	17,535,826	17,567,602
Diluted	17,579,269	17,708,892	17,659,628	17,683,571

Balance sheet data			September 30, 2010	December 31, 2009
Net investments			$471,930	$475,133
Total assets			541,605	555,174
Total funds borrowed			373,679	382,522
Total liabilities			380,961	392,197
Total shareholders’ equity			160,644	162,977

Managed balance sheet data (3)
Net investments			$922,317	$846,542
Total assets			1,018,028	950,909
Total funds borrowed			825,947	754,241
Total liabilities			857,385	787,932

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Selected financial ratios and other data
Return on average assets (ROA) (4)
Net investment income after taxes	1.71%	1.36%	1.86%	1.31%
Net increase in net assets resulting from operations	2.51	1.96	1.63	1.48
Return on average equity (ROE) (5)
Net investment income after taxes	5.84	4.61	6.24	4.64
Net increase in net assets resulting from operations	8.56	6.65	5.47	5.22

Weighted average yield	7.97%	7.84%	7.99%	7.73%
Weighted average cost of funds	3.20	3.21	3.15	3.20

Net interest margin (6)	4.77	4.63	4.84	4.53

Noninterest income ratio (7)	1.12%	0.74%	0.93%	0.59%
Total expense ratio (1) (9)	7.11	7.02	6.78	6.78
Operating expense ratio (1) (9)	3.91	3.82	3.63	3.61

As a percentage of net investment portfolio			September 30, 2010	December 31, 2009
Medallion loans			69%	68%
Commercial loans			14	16
Investment in Medallion Bank and other controlled subsidiaries			16	15
Equity investments			1	1
Investment securities			—	—

Investments to assets (10)			87%	86%
Equity to assets (11)			30	29
Debt to equity (12)			233	235

(1)	Includes $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s in the 2010 nine months that were reclassified to realized losses on investments, and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC. Excluding these charges, the total expense ratio was 7.24%, and the operating expense ratio was 4.09%.
(2)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(3)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(4)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(5)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(6)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $977 and $1,847 in the three and nine months ended September 30, 2010, and $422 and $1,116 for the comparable 2009 periods, and also included $1,000 and $3,000 of dividends from Medallion Bank for the same 2010 periods, and $1,000 and $3,000 for the comparable 2009 periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.55% and 6.64% for the 2010 three and nine months, and was 6.30% and 5.94% for the 2009 periods.
(7)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(8)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(9)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(10)	Represents net investments divided by total assets as of the period indicated.
(11)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(12)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2010 Third quarter and nine months compared to the 2009 periods

Net increase in net assets resulting from operations was $3,468,000 or $0.20 per diluted common share and $6,611,000 or $0.37 in the 2010 third quarter and nine months, up $579,000 or 20% and down $170,000 or 2% from $2,889,000 or $0.16 per share and $6,781,000 or $0.38 in the 2009 third quarter and nine months. The 2010 third quarter increase primarily reflected higher noninterest income, lower operating expenses, and higher net realized/unrealized gains, partially offset by lower net interest income. The decrease in the 2010 nine months also reflected higher net realized/unrealized losses. Net investment income after taxes was $2,368,000 or $0.13 per share and $7,538,000 or $0.43 in the 2010 quarter and nine months, up $367,000 and $1,512,000 from $2,001,000 or $0.11 per share and $6,026,000 or $0.34 in the 2009 periods.

Investment income was $9,553,000 and $28,143,000 in the 2010 third quarter and nine months, down $643,000 or 6% and $3,401,000 or 11% from $10,196,000 and $31,544,000 in the year ago periods, and included $977,000 and $1,847,000 from interest recoveries and bonuses on certain investments in the 2010 quarter and nine months, compared to $422,000 and $1,116,000 in the 2009 periods. Also included in the 2010 quarter and nine months was $1,000,000 and $3,000,000 in dividends from Medallion Bank, compared to $1,000,000 and $3,000,000 in the 2009 third quarter and nine months. Excluding those items, investment income decreased $1,198,000 or 14% in the quarter and $4,132,000 or 15% in the nine months, primarily reflecting loan participations sold and loan prepayments, and to a lesser extent, changes in the yields earned. The yield on the investment portfolio was 7.97% in the

2010 quarter, up 2% from 7.84% in 2009, and was 7.99% in the 2010 nine months, up 3% from 7.73% in the 2009 nine months. Excluding the extra interest and dividends, the 2010 third quarter and nine months yields were down 6% and 2% to 6.32% and 6.61%, from 6.75% and 6.72% in the 2009 quarter and nine months, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $475,566,000 and $470,854,000 in the 2010 quarter and nine months, down 8% and 14% from $515,934,000 and $545,939,000 in the year ago periods, primarily reflecting loan participations sold and loan prepayments.

Medallion loans were $327,425,000 at quarter end, down $14,503,000 or 4% from $341,928,000 a year ago, representing 69% of the investment portfolio compared to 68% a year ago, and were yielding 5.98% compared to 6.29% a year ago, a decrease of 5%. The decrease in outstandings primarily reflected sold participations and repayments, partially offset by portfolio growth. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $628,504,000 at quarter end, up $50,015,000 or 9% from $578,489,000 a year ago, reflecting the above and the strong overall portfolio growth at Medallion Bank. The commercial loan portfolio was $65,158,000 at quarter end, compared to $81,641,000 a year ago, a decrease of $16,483,000 or 20%, and represented 14% of the investment portfolio, compared to 16% a year ago. The decrease primarily reflected repayments and reserve increases in the high-yield mezzanine loan portfolio. Commercial loans yielded 12.21% at quarter end, down 3% from 12.65% a year ago, reflecting the reduced share of high-yield mezzanine loans. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $119,266,000 at quarter end, down $22,761,000 or 16% from $142,027,000 a year ago, primarily reflecting the changes described above and several large payoffs in Medallion Bank’s asset-based portfolio. Investments in Medallion Bank and other controlled subsidiaries were $75,759,000 at quarter end, down $1,785,000 or 2% from $77,544,000 a year ago, primarily reflecting the writeoff of the SPAC investment, partially offset by our equity in the earnings of Medallion Bank, and which represented 16% of the investment portfolio, compared to 15% a year ago, and which yielded 5.28% at quarter end, compared to 6.45% a year ago. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $3,588,000 at quarter end, up $690,000 or 24% from $2,898,000 a year ago, primarily reflecting portfolio appreciation, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 1.96%, compared to 3.57% a year ago. Investment securities were zero at both quarter ends. See page 30 for a table that shows balances and yields by type of investment.

Interest expense was $3,838,000 and $11,093,000 in the 2010 quarter and nine months, down $336,000 or 8% and $1,963,000 or 15% from $4,174,000 and $13,056,000 in the 2009 periods. The decrease in interest expense was primarily due to decreased levels of borrowings. The cost of borrowed funds was 4.10% and 4.05% in the 2010 quarter and nine months, compared to 4.15% and 4.05% in the year ago periods, a decrease of 1% and unchanged, reflecting the stabilization of interest rates, the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $371,412,000 and $366,346,000 for the 2010 quarter and nine months, compared to $399,175,000 and $430,699,000 in the year ago periods, decreases of 7% and 15%, primarily reflecting decreased borrowings as portfolio outstandings declined. See page 37 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $5,715,000 and $17,050,000 and the net interest margin was 4.77% and 4.84% for the 2010 third quarter and nine months, down $308,000 or 5% and $1,438,000 or 8% from $6,022,000 and $18,488,000 in the year ago periods, which represented net interest margins of 4.63% and 4.53%, all reflecting the items discussed above.

Noninterest income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income was $1,340,000 and $3,287,000 in the 2010 third quarter and nine months, up $377,000 or 39% and $860,000 or 35% from $963,000 and $2,427,000 a year ago, primarily reflecting higher servicing and other fees generated from a larger portfolio base at Medallion Bank.

Operating expenses were $4,687,000 and $12,799,000 in the 2010 third quarter and nine months, down $297,000 or 6% and $2,090,000 or 14% from $4,984,000 and $14,889,000 in the 2009 periods, primarily reflecting $1,622,000 of expense reversals in the nine months associated with potential liabilities of the SPAC’s. Excluding the SPAC-related amounts, operating expenses decreased $468,000 or 3% in the nine months. Salaries and benefits expense was $2,722,000 and $8,529,000 in the third quarter and nine months, down $135,000 or 5% and $317,000 or 4% from $2,857,000 and $8,846,000 in 2009, primarily reflecting higher salary deferrals related to loan originations and lower bonus accruals. Professional fees were $451,000 and $1,729,000 in the quarter and nine months, down $16,000 or 3% and up $183,000 or 12% from $467,000 and $1,546,000 a year ago, primarily reflecting lower legal and accounting costs, partially offset by higher other professional expenses, and in the nine months also by higher legal expenses related to various investment opportunities and the MFC reorganization. Occupancy expense was $352,000 and $1,032,000 in the 2010 quarter and nine months, up $44,000 or 14% and $150,000 or 17%, from $308,000 and $882,000 in the 2009 periods, primarily reflecting lower rent reimbursements received from an unconsolidated portfolio company. Other operating expenses of $1,162,000 and $1,509,000 in 2010 were down $190,000 or 14% and $2,106,000 or 58% from $1,352,000 and $3,615,000 a year ago, primarily reflecting $1,622,000 of expense reversals in the nine months associated with potential liabilities of the SPAC’s. Excluding the SPAC-related amounts, other operating expenses decreased $484,000 or 13% in the nine months. The quarterly decrease primarily reflected lower loan collections costs, travel and entertainment expense, directors fees, and printing costs, partially offset by higher other operating expenses; and also by lower depreciation and amortization expense, partially offset by higher franchise tax accruals in the nine months.

Income tax expense was $0 in the 2010 and 2009 third quarters and nine months.

Net change in unrealized appreciation on investments was $1,286,000 and $8,149,000 in the 2010 third quarter and nine months, compared to $402,000 and $2,159,000 in the 2009 third quarter and nine months, an increase in appreciation of $884,000 in the quarter and $5,990,000 in the nine months. Net change in unrealized appreciation (depreciation), net of the net unrealized appreciation or depreciation on Medallion Bank and the other controlled subsidiaries was depreciation of $689,000 and $2,877,000 in the 2010 quarter and nine months, compared to depreciation of $841,000 and appreciation of $1,208,000 in the 2009 periods, resulting in increased appreciation of $152,000 in the quarter and increased depreciation of $4,085,000 in the nine months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2010 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $1,975,000 ($11,026,000 in the nine months), net unrealized appreciation on equity investments of $229,000 ($550,000 in the nine months), reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $191,000 ($191,000 in the nine months), and reversals of unrealized depreciation associated with equity investments (SPAC 2) which were charged off of $0 ($759,000 in the nine months), partially offset by net unrealized depreciation on loans of $1,069,000 ($5,579,000 in the nine months) and depreciation on foreclosed property of $40,000 (appreciation of $1,202,000 in the nine months. The 2009 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $1,243,000 ($951,000 in the nine months), net unrealized appreciation on equity investments of $383,000 ($682,000 of depreciation in the nine months), and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $23,000 ($2,392,000 in the nine months), partially offset by net unrealized depreciation on loans of $751,000 ($1,738,000 in the nine months), reversals of unrealized appreciation associated with foreclosed properties that were sold of $460,000 ($900,000 in the nine months), and net depreciation on foreclosed property of $36,000 ($2,136,000 of appreciation in the nine months). The net appreciation or depreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $1,000,000 in the 2010 and 2009 third quarters, and $3,000,000 in the 2010 and 2009 nine months, and also in 2010 includes the reversal of unrealized depreciation of $7,473,000 related to the writeoff of the SPAC investment, realized in the 2010 first quarter.

Our net realized losses on investments were $186,000 and $9,076,000 in the 2010 quarter and nine months, compared gains of $486,000 and losses of $1,404,000 in the 2009 quarter and nine months, an increase in realized losses of $672,000 in the quarter and $7,672,000 in the nine months. The 2010 activity reflected the reversals described in the unrealized paragraph above, partially offset by net direct recoveries of $5,000 ($794,000 of net direct chargeoffs in the nine months) and net direct gains on the sale of investments of $0 ($141,000 in the nine months). The 2009 activity reflected the above, and net direct recoveries of $49,000 ($71,000 in the nine months) and net direct gains on the sale of foreclosed properties of $0 ($17,000 in the nine months).

Our net realized/unrealized gains/losses on investments were a gain of $1,100,000 and a loss of $927,000 in the 2010 quarter and nine months, compared to gains of $888,000 and $755,000 in the 2009 periods, an increase of $212,000 of net gains in the quarter and of $1,682,000 of net losses in the nine months, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $80,250,000 with a weighted average interest rate of 5.48%, constituting 21% of our total indebtedness as of September 30, 2010. Also, as of September 30, 2010, portions of the adjustable rate debt with banks repriced at intervals of as long as 35 months, and certain of the certificates of deposit were for terms of up to 36 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at September 30, 2010, compared to the respective positions at the end of 2009 and 2008. The principal amount of interest earning assets is assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

September 30, 2010 Cumulative Rate Gap (1)

(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$11,930	$—	$—	$—	$—	$—	$—	$11,930
Adjustable rate	28,233	30,831	—	—	—	—	—	59,064
Fixed-rate	62,283	72,952	135,631	27,396	29,331	806	3,125	331,524
Cash	21,525	—	—	—	—	—	—	21,525

Total earning assets	$123,971	$103,783	$135,631	$27,396	$29,331	$806	$3,125	$424,043

Interest bearing liabilities
Revolving lines of credit	$183,442	$—	$—	$—	$—	$—	$—	$183,442
SBA debentures	7,485	7,500	19,450	13,500	9,250	3,565	19,500	80,250
Notes payable to banks	65,537	10,858	592	—	—	—	—	76,987
Preferred securities	—	33,000	—	—	—	—	—	33,000

Total liabilities	$256,464	$51,358	$20,042	$13,500	$9,250	$3,565	$19,500	$373,679

Interest rate gap	($132,493)	$52,425	$115,589	$13,896	$20,081	($2,759)	($16,375)	$50,364

Cumulative interest rate gap (2)	($132,493)	($80,068)	$35,521	$49,417	$69,498	$66,739	$50,364	—

December 31, 2009 (2)	($129,336)	($39,371)	$28,151	$57,045	$65,972	$65,089	$54,992	—
December 31, 2008 (2)	($240,998)	($171,785)	$48,841	$57,488	$81,687	$76,954	$66,863	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (31%), (30%), and (46%), as of September 30, 2010, and December 31, 2009 and 2008, and was (28%), (25%), and (34%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($44,715) or (11%) for September 30, 2010, compared to ($34,286) or (8%) and ($107,671) or (20%) for December 31, 2009 and 2008, respectively, and was ($103,841) or (11%), ($85,130) or (9%), and ($155,873) or (16%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $424,043,000 and interest rate sensitive liabilities were $373,679,000 at September 30, 2010. The one-year cumulative interest rate gap was a negative $132,493,000 or 31% of interest rate sensitive assets, compared to a negative $129,336,000 or 30% at December 31, 2009 and $240,998,000 or 46% at December 31, 2008. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $44,715,000 or 11% at September 30, 2010. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $969,761,000 and interest rate sensitive liabilities were $825,947,000 at September 30, 2010. The one year cumulative interest rate gap was a negative $270,636,000 or 28% of interest rate sensitive assets, compared to a negative $225,251,000 or 25% and $326,687,000 or 34% at December 31, 2009 and 2008. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $103,841,000 or 11% at September 30, 2010.

Interest Rate Cap Agreements

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. During 2010 and 2009, the Company entered into contracts to purchase interest rate caps on $125,000,000 and $252,000,000, respectively, of notional value of principal from various multinational banks, of which $195,000,000 are active with termination dates ranging to June 2012. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. The 2010 cap purchases were fully expensed in the 2010 third quarter ($142,000), and the 2009 cap purchases were fully expensed in 2009, including $133,000 and $171,000 in the 2009 third quarter and nine months, and all are carried at $0 on the balance sheet at September 30, 2010.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and Sterling Bank, unfunded commitments to purchase debentures from the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $200,000,000 revolving line of credit with DZ Bank had $16,558,000 of availability, and unfunded commitments from the SBA were $12,485,000. Lastly, $11,500,000 was available under revolving credit agreements with commercial banks.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $82,000,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $30,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at September 30, 2010. See Note 4 to the consolidated financial statements on page 19 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$183,442	49%	1.32%
SBA debentures	80,250	21	5.48
Notes payable to banks	76,987	21	4.48
Preferred securities	33,000	9	7.68

Total outstanding debt	$373,679	100%	3.42

Deposits at Medallion Bank	452,268	—	1.44%

Total outstanding debt, including Medallion Bank	$825,947	—	2.34

(1)	Weighted average contractual rate as of September 30, 2010.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at September 30, 2010.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 –3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$—	$—	$—	$183,442	$—	$—	$183,442
SBA debentures	7,485	7,500	19,450	13,500	9,250	23,065	80,250
Notes payable to banks	43,204	16,735	16,079	95	—	874	76,987
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$50,689	$24,235	$35,529	$197,037	$9,250	$56,939	$373,679

Deposits at Medallion Bank	324,930	67,975	59,363	—	—	—	452,268

Total, including Medallion Bank	$375,619	$92,210	$94,892	$197,037	$9,250	$56,939	$825,947

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of September 30, 2010 by approximately $1,218,000 on an annualized basis, compared to a positive impact of $1,149,000 at December 31, 2009, and the impact of such an immediate increase of 1% over a one year period would have been ($1,941,000) at September 30, 2010, compared to ($1,943,000) for December 31, 2009. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2010. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	UTAH	Total	12/31/2009
Cash	$5,190	$2,852	$9,603	$1,274	$2,606	$—	$21,525	$33,401
Bank loans	35,127	53,360	—	—	—	—	88,487	72,867
Amounts undisbursed	3,500	8,000	—	—	—	—	11,500	8,957
Amounts outstanding	31,627	45,360	—	—	—	—	76,987	63,910
Average interest rate	4.06%	4.76%	—	—	—	—	4.48%	4.48%
Maturity	12/10-7/12	3/11-2/17	—	—	—	—	12/10-2/17	5/10-11/12
Preferred securities	33,000	—	—	—	—	—	33,000	33,000
Average interest rate	7.68%	—	—	—	—	—	7.68%	7.68%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	200,000	—	—	—	—	200,000	235,000
Amounts undisbursed	—	16,558	—	—	—	—	16,558	37,638
Amounts outstanding	—	183,442	—	—	—	—	183,442	197,362
Average interest rate	—	1.32%	—	—	—	—	1.32%	1.32%
Maturity	—	12/13	—	—	—	—	12/13	5/10-12/13
SBA debentures	—	—	41,250	—	51,485	—	92,735	96,750
Amounts undisbursed	—	—	5,000	—	7,485	—	12,485	8,500
Amounts outstanding	—	—	36,250	—	44,000	—	80,250	88,250
Average interest rate	—	—	4.94%	—	5.93%	—	5.48%	6.09%
Maturity	—	—	3/12-3/21	—	9/11-3/19	—	9/11-3/21	9/11-3/19

Total cash and amounts remaining undisbursed under credit facilities	$8,690	$27,410	$14,603	$1,274	$10,091	$—	$62,068	$88,496

Total debt outstanding	$64,627	$228,802	$36,250	$—	$44,000	$—	$373,679	$382,522

Including Medallion Bank
Cash	—	—	—	—	—	$16,142	$16,142	$13,340
Certificates of deposit	—	—	—	—	—	452,268	452,268	371,719
Average interest rate	—	—	—	—	—	1.44%	1.44%	1.85%
Maturity	—	—	—	—	—	10/10-9/13	10/10-9/13	1/10-12/12
Total cash and amounts remaining undisbursed under credit facilities	$8,690	$27,410	$14,603	$1,274	$10,091	$16,142	$78,210	$101,836

Total debt outstanding	$64,627	$228,802	$36,250	$—	$44,000	$452,268	$825,947	$754,241

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $16,558,000 under our revolving credit agreement with DZ Bank as of September 30, 2010. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

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

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of November 2, 2010, there were approximately 128 holders of record of the Company’s common stock.

On November 2, 2010, the last reported sale price of our common stock was $8.23 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2010	DIVIDENDS DECLARED	HIGH	LOW
Third Quarter	$0.15	$7.79	$6.50
Second Quarter	0.15	8.24	6.59
First Quarter	0.15	8.45	7.81

2009
Fourth Quarter	$0.15	$8.49	$7.76
Third Quarter	0.19	8.83	6.87
Second Quarter	0.19	8.71	6.56
First Quarter	0.19	8.04	3.61

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through September 30, 2010	177,844	6.82	177,844	6,106,354

Total	1,571,968	8.84	1,571,968

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In October 2010, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than November 2010 and are to conclude 180 days after the commencement of the purchases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2010. In addition, based on our evaluation as of September 30, 2010, there have been no changes that occurred during the 2010 nine months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2010, we had $373,679,000 of outstanding indebtedness, which had a weighted average borrowing cost of 3.42% at September 30, 2010, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $452,268,000 of outstanding indebtedness at a weighted average borrowing cost of 1.44%.

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

On February 27, 2009, Medallion Bank issued and sold, and the US Treasury purchased under the TARP Capital Purchase Program, or the CPP, (1) 11,800 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant, which was immediately exercised, to purchase up to 590 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, for an aggregate purchase price of approximately $11,800,000 in cash. On December 22, 2009, Medallion Bank issued and sold, and the US Treasury purchased under the CPP, (1) 9,698 shares of Medallion Bank’s Fixed Rate

Non-Cumulative Perpetual Preferred Stock, Series C, and (2) a warrant, which was immediately exercised, to purchase up to 55 shares of Medallion Bank’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D, for an aggregate purchase price of approximately $9,698,000 in cash. The US Congress, through the Emergency Economic Stabilization Act of 2008, or the EESA, and the American Recovery and Reinvestment Act of 2009, or the ARRA, has imposed a number of restrictions and limitations on the operations of CPP participants. The interim final rule promulgated pursuant to Section 111 of the EESA, as amended by the ARRA, prescribes certain standards for compensation and corporate governance for CPP participants (which we believe to include parent companies such as us). The rules and regulations applicable to CPP participants continue to evolve and their scope, timing and effect cannot be predicted.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act significantly changes federal financial services regulation and affects, among other things, the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations. The federal agencies have significant discretion in issuing these rules and regulations, and consequently, many of the details and much of the effect of the Dodd-Frank Act may not be known for many months or years. As such, we cannot predict and may not be able to anticipate all the effects of the Dodd-Frank Act on our financial condition or operations.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute an ineligible investment. As of September 30, 2010, up to 28% of our total assets were invested in ineligible investments.

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

A change in our treatment of losses recognized on worthless loans could result in a decrease in taxable income.

In the fourth quarter of 2010, based on developments under the Code and after discussions with external advisers, our Board of Directors determined that the loans received in connection with our lending activities were “accounts or notes receivables acquired in the ordinary course of a trade or business for services” for purposes of Section 1221(a)(4) of the Code. As a result, commencing with the tax year beginning January 1, 2010, we intend to treat losses recognized on worthless loans as ordinary losses rather than as capital losses. Our Board of Directors further determined that we may take such position in tax returns subsequently filed without obtaining prior IRS approval.

The change in the characterization of a loss resulting from a worthless loan from a capital loss to an ordinary loss could materially impact the amount or character of the dividends received by our shareholders. We are required to distribute 90% of our taxable income in order to maintain our RIC status. In the event losses from worthless loans are treated as ordinary losses, those losses will offset taxable income in the taxable year in which such losses are recognized. This could result in a decrease in our taxable income which could result in a decrease in our dividend. Alternatively, if we choose to maintain our current level of dividend, an increased portion of the dividend could be deemed to be a return of capital to the shareholder.

The Code’s diversification requirements may limit our ability to expand our business.

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.

As of September 30, 2010, our largest investment subject to this test was our investment in Medallion Bank, representing 16% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Some of our subsidiaries are subject to the SBIA. Our SBIC subsidiaries that are also RICs may be prohibited by the SBIA from making the distributions necessary to qualify as a RIC. Each year, in order to comply with the SBA regulations and the RIC distribution requirements, we must request and receive a waiver of the SBA’s restrictions. While the current policy of the SBA’s Office of SBIC Operations is to grant such waivers if the SBIC makes certain offsetting adjustments to its paid-in capital and surplus accounts, we cannot assure you that this will continue to be the SBA’s policy or that our subsidiaries will have adequate capital to make the required adjustments. If our subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of an entity-level tax.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of September 30, 2010, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $9,451,000 or 2.33% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of September 30, 2010 by approximately $1,218,000 on an annualized basis, compared to a positive impact of $1,149,000 at December 31, 2009, and the impact of such an immediate increase of 1% over a one year period would have been ($1,941,000) at September 30, 2010, compared to ($1,943,000) for December 31, 2009. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of September 30, 2010, investments in New York City taxi medallion loans represented approximately 77% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

Changes in taxicab industry regulations that result in the issuance of additional medallions or increases in the expenses involved in operating a medallion could lead to a decrease in the value of our medallion loan collateral.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $825,000 for corporate medallions and $610,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2008, the value of New York City taxicab medallions increased by approximately 11% for individual medallions and 10% for corporate medallions.

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

Date: November 3, 2010

By:	/s/ ALVIN MURSTEIN
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ LARRY D. HALL
Larry D. Hall
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant as principal financial and accounting officer.