Form 10-K
period 2010-12-31
MEDALLION FINANCIAL CORP
filed 2011-03-14
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2010 was $93,049,572.

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of March 10, 2011 was 17,468,973.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2010, are incorporated by reference into Part III of this form 10-K

MEDALLION FINANCIAL CORP.

2010 FORM 10-K ANNUAL REPORT

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

Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 6%, and our commercial loan portfolio at a compound annual growth rate of 4% (11% and 10% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 12%. Total assets under our management, which includes assets serviced for third party investors and assets managed by Medallion Bank, were $1,093,379,000 as of December 31, 2010 and $1,039,840,000 as of December 31, 2009, and have grown at a compound annual growth rate of 12% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $154,890,000 or $9.86 per share.

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

In December 2010, we formed a wholly-owned portfolio company, Medallion Servicing Corporation (MSC), to provide loan services to Medallion Bank, also a portfolio company wholly-owned by us. We have assigned all of our loan servicing rights for Medallion Bank, which consists of servicing taxi medallion and commercial loans originated by Medallion Bank, to MSC, who will bill and collect the related service fee income from Medallion Bank, and will be allocated and charged by the Company for MSC’s share of these servicing costs.

On March 26, 2009, we formed a new wholly-owned New York limited liability company subsidiary, Medallion Funding LLC. On February 26, 2010, Medallion Funding Corp. merged into Medallion Funding LLC and following the merger, Medallion Funding LLC was the surviving entity and the successor-in-interest to Medallion Funding Corp.’s business. There is no business or operational change resulting from this corporate restructuring. For federal and state tax purposes, Medallion Funding LLC will be treated as a disregarded entity. Medallion Funding LLC will not independently file any tax return, but will be subsumed in the tax return of Medallion Financial Corp. Medallion Funding LLC will maintain its status as an SBIC.

We also conduct business through our asset-based lending division, Medallion Business Credit, an originator of loans to small businesses for the purpose of financing inventory and receivables, which prior to December 31, 2007, was a wholly-owned investment company subsidiary. On December 31, 2007, Medallion Business Credit was merged into us and ceased to exist as a separate legal entity.

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. We earn referral fees for these activities. Until December 2010, we serviced these loans and earned servicing fees for these activities. In December 2010, all of these servicing activities were assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act.

We are a closed-end, non-diversified management investment company, organized as a Delaware corporation, under the Investment Company Act of 1940 (the 1940 Act). We have elected to be treated as a business development company under the 1940 Act. We have also elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code, or the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our shareholders as dividends, if we meet certain source-of-income and asset diversification requirements. Medallion Bank is not a RIC and must pay corporate-level federal income taxes.

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

Our Market

We provide loans to individuals and small to mid-size businesses, both directly through our investment company subsidiaries and also through Medallion Bank, in three primary markets:

•	loans that finance taxicab medallions;

•	loans that finance commercial businesses; and

•	loans that finance consumer purchases of recreational vehicles, boats, motorcycles, trailers, and hearing aids.

The following chart shows the components of our $946,343,000 managed net investment portfolio as of December 31, 2010.

(Dollars in thousands)	On-Balance Sheet	Off-Balance Sheet (1)	Total Managed Investments
Medallion loans	$323,126	$260,467	$583,593
Commercial loans	76,866	72,701	149,567
Consumer loans	—	182,879	182,879
Investments in Medallion Bank and other controlled subsidiaries	78,735	(74,007)	4,728
Investment securities	—	20,787	20,787
Equity investments	4,789	—	4,789

Net investment portfolio	$483,516	$462,827	$946,343

(1)	Off-balance sheet investments are those owned by our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank.

Medallion Loans

Taxi medallion loans of $323,126,000 comprised 67% of our $483,516,000 net investment portfolio as of December 31, 2010, compared to $321,915,000 or 68% of our $475,133,000 net investment portfolio as of December 31, 2009. Managed taxi medallion loans of $583,593,000 comprised 62% of our $946,343,000 managed net investment portfolio as of December 31, 2010, compared to $482,087,000 or 57% of our $846,542,000 managed net investment portfolio as of December 31, 2009. Including loans to unaffiliated investors, the total amount of medallion loans under our management was $647,527,000 as of December 31, 2010, compared to $584,394,000 as of December 31, 2009. Since 1979, we and Medallion Bank have originated, on a combined basis, approximately $2,165,676,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. In addition, our management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services, dating back to 1956.

Medallion loans collateralized by New York City taxicab medallions and related assets comprised 74% and 76% of the value of the medallion loan portfolio as of December 31, 2010 and 2009, and were 76% and 75% on a managed basis. The New York City Taxi and Limousine Commission, or TLC, estimates that the total value of all of New York City taxicab medallions and related assets exceeded $10.5 billion as of December 31, 2010. We estimate that the total value of all taxicab medallions and related assets in the US exceeded $13.0 billion as of December 31, 2010.

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

The following table displays information on managed medallion loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2010. For a presentation of only the consolidated on-balance sheet medallion loans, see the Consolidated Schedule of Investments in the consolidated financial statements on page F-29.

(Dollars in thousands)	# of Loans	% of Medallion Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed medallion loans
New York	917	76%	5.35%	$441,933
Chicago	329	12	6.68	69,843
Newark	153	4	7.76	23,957
Boston	84	4	6.77	21,376
Cambridge	34	2	6.51	13,803
Other	86	2	8.43	12,726

Total managed medallion loans	1,603	100%	5.75	583,638

Deferred loan acquisition costs				1,245
Unrealized depreciation on loans				(1,290)

Net managed medallion loans				$583,593

(1)	Based on principal balance outstanding at December 31, 2010.

(2)	Based on the contractual rates of the portfolios at December 31, 2010.

The New York City Market. A New York City taxicab medallion is the only permitted license to operate a taxicab and accept street hails in New York City. As reported by the TLC, individual (owner-driver) medallions sold for approximately $624,000 and corporate medallions sold for approximately $850,000 as of December 31, 2010. The number of taxicab medallions is limited by law, and as a result of the limited supply of medallions, an active market for medallions has developed. The law limiting the number of medallions also stipulates that the ownership for the 13,237 medallions outstanding as of December 31, 2010 shall remain divided into 4,876 individual medallions and 8,361 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses, leased to drivers, and operated for more than one shift. New York City auctioned 600 additional medallions during 2004, 308 during 2006, and 89 during 2008. The medallions auctioned in 2006 were restricted to hybrid fuel vehicles and wheelchair accessible vehicles. In addition, New York City auctioned an additional 63 medallions for wheelchair accessible vehicles in 2007. New York City announced a 25% fare hike to support the increased level of medallions, which took effect in the 2004 second quarter.

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

Most New York City medallion transfers are handled through approximately 23 medallion brokers licensed by the TLC. In addition to brokering medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. We have excellent relations with many of the most active brokers, and regularly receive referrals from them. Brokers generated 40% of the loans originated during 2010, and 26% for 2009. However, we receive most of our referrals from a small number of brokers.

The Chicago Market. We estimate that Chicago medallions currently sell for approximately $188,000 as of December 31, 2010. Pursuant to a municipal ordinance, the number of outstanding medallions is currently capped at 6,951. We estimate that the total value of all Chicago medallions and related assets is over $1,362,000,000 as of December 31, 2010.

The Boston Market. We estimate that Boston medallions currently sell for approximately $410,000 as of December 31, 2010. The number of Boston medallions is currently capped at 1,825. We estimate that the total value of all Boston medallions and related assets is over $770,734,000 as of December 31, 2010.

The Newark Market. We estimate that Newark medallions currently sell for approximately $320,000 as of December 31, 2010. The number of Newark medallions has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $196,000,000 as of December 31, 2010.

The Cambridge Market. We estimate that Cambridge medallions currently sell for approximately $445,000 as of December 31, 2010. The number of Cambridge medallions is currently 257. We estimate that the total value of all Cambridge medallions and related assets is over $117,115,000 as of December 31, 2010.

Commercial Loans

Commercial loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business in 1987 through December 31, 2010, we and Medallion Bank have originated more than 10,290 commercial loans for an aggregate principal amount of approximately $792,953,000. Commercial loans of $76,866,000 comprised 16% of our $483,516,000 net investment portfolio as of December 31, 2010, compared to $77,922,000 or 16% of our $475,133,000 net investment portfolio as of December 31, 2009. Managed commercial loans of $149,567,000 comprised 16% of our $946,343,000 net investment portfolio as of December 31, 2010, compared to $149,388,000 or 18% of our $846,542,000 managed net investment portfolio as of December 31, 2009. We have increased our commercial loan activity in recent years, primarily because of the attractive higher yielding, floating rate nature of most of this business. The outstanding balances of managed commercial loans have grown at a compound annual rate of 10% since 1996. The increase since 1996 has been primarily driven by internal growth through the origination of additional commercial loans. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, a wider geographic area of coverage, and by expanding targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 619 basis points over the prevailing prime rate at year end, down from 625 basis points over prime at the end of 2009. As with medallion loans, the vast majority of the principals of borrowers personally guarantee commercial loans. The aggregate realized loss of principal on managed commercial loans has averaged 2.2% per annum for the last five years.

The following table displays information on managed commercial loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2010. For a presentation of only the consolidated on-balance sheet commercial loans, see the Consolidated Schedule of Investments in the consolidated financial statements on page F-29.

(Dollars in thousands)	# of Loans	% of Commercial Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed commercial loans
Asset-based	42	48%	5.81%	$77,827
Secured mezzanine	35	42	14.16	68,299
Other secured commercial	79	10	6.97	15,854

Total managed commercial loans	156	100%	9.44	161,980

Deferred loan acquisition income				(107)
Unrealized depreciation on loans				(12,306)

Net managed commercial loans				$149,567

(1)	Based on principal balance outstanding at December 31, 2010.

(2)	Based on the contractual rates of the portfolios at December 31, 2010.

Asset Based Loans. Through our Medallion Business Credit division, we originate, manage, and service asset-based loans to small businesses which require working capital credit facilities ranging from $500,000 to $6,500,000. Medallion Business Credit frequently refers a portion of its potential commercial loans to Medallion Bank to originate, so that we can benefit from Medallion Bank’s lower cost of funds. Additionally, from time to time, Medallion Business Credit also sells and purchases loan participations to or from independent third parties. Together, these loans represent approximately 48% of the managed commercial loan portfolio as of

December 31, 2010 and were 49% as of December 31, 2009. The commercial loans are secured principally by the borrower’s accounts receivable, but may also be secured by inventory, machinery, equipment, and/or real estate, and are personally guaranteed by the principals. Currently, our clients are mostly located in the New York metropolitan area, and include wholesale and retail trade, transportation and warehousing, and other industrial and services businesses. We had successfully established 42 commercial loans as of December 31, 2010.

Secured Mezzanine Loans. Through our subsidiary Medallion Capital, we originate both senior and subordinated loans nationwide to businesses in a variety of industries, including manufacturing and various service providers, about a third of which are located in the upper Midwest and Great Lakes region, with the rest scattered across the country. These loans are primarily secured by a second position on all assets of the businesses, generally range from $1,000,000 to $5,000,000, and represent approximately 42% of our managed commercial loan portfolio as of December 31, 2010, and were 40% as of December 31, 2009. Frequently, we also receive warrants to purchase an equity interest in the borrowers of secured mezzanine loans.

Other Secured Commercial Loans. We originate other commercial loans that are not concentrated in any particular industry. These loans represented approximately 10% of the managed commercial loan portfolio as of December 31, 2010, and were 11% as of December 31, 2009. Historically, most of the portfolio had consisted of fixed-rate loans. Borrowers include accommodation and food services, retail trade, real estate, construction, transportation and warehousing, and other industrial and services businesses.

Consumer Loans

Consumer loans are originated by Medallion Bank, a wholly-owned, unconsolidated portfolio company. Consumer loans of $182,879,000 comprised 19% of our $946,343,000 managed net investment portfolio as of December 31, 2010 and consumer loans of $186,709,000 comprised 22% of our $846,542,000 managed net investment portfolio as of December 31, 2009. The loans are collateralized by recreational vehicles, boats, motorcycles, trailers, and hearing aids, located in all 50 states. The portfolio is serviced by a large third party servicer. We believe that Medallion Bank’s consumer loan portfolio is of acceptable credit quality given the high interest rates earned on the loans, which compensate for the higher degree of credit risk in the portfolio.

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

Our Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Key elements of our strategy include:

Capitalize on our relationships with brokers and dealers. We are committed to establishing, building, and maintaining our relationships with our brokers and dealers. Our marketing efforts are focused on building relationships with brokers in the medallion market and dealers in the consumer market. We believe that our relationships with brokers and dealers provide us with, in addition to potential investment opportunities, other significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of broker and dealer relationships in our target market over the last 50 years. We believe that our management team’s relationships with these brokers and dealers have and will continue to provide us with significant investment opportunities. During 2010, approximately 39% of our originated investment transactions were generated by brokers and dealers.

Employ disciplined underwriting policies and maintain rigorous portfolio monitoring. We have an extensive investment underwriting and monitoring process. We conduct a thorough analysis of each potential investment and its prospects, competitive position, financial performance, and industry dynamics. We stress the importance of credit and risk analysis in our underwriting process. We believe that our continued adherence to this disciplined process will permit us to continue to generate a stable, diversified, and increasing revenue stream of current income from our debt investments to enable us to make distributions to our shareholders.

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

Investment Activity

The following table sets forth the components of investment activity in the managed investment portfolio for the periods indicated.

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Net investments at beginning of year	$846,542	$922,007	$934,955
Investments originated	525,872	329,708	413,461
Repayments of investments	(392,417)	(365,108)	(422,659)
Net realized gains (losses) on investments (1)	(18,333)	(15,467)	(12,703)
Net increase in unrealized depreciation (2)	66	(9,210)	(5,055)
Transfers to other assets/liabilities, net	(13,478)	(13,619)	(8,893)
Amortization of origination costs	(1,909)	(1,769)	(2,683)
Purchase of Elk Associates Funding medallion loan portfolio	—	—	25,584

Net increase (decrease) in investments	99,801	(75,465)	(12,948)

Net investments at end of year	$946,343	$846,542	$922,007

(1)	Excludes net realized losses of $779 for the year ended December 31, 2010, related to the investment in SPAC 2, and realized gains (losses) of ($1) and $1,064 for the years ended December 31, 2009, and 2008, related to foreclosed properties, which were carried in other assets on the consolidated balance sheet.
(2)	Excludes the reversal of unrealized depreciation of $759 for the year ended December 31, 2010, related to the realized loss of the SPAC 2 investment, and net unrealized appreciation of $2,153, $3,742, and $7,273 for the years ended December 31, 2010, 2009, and 2008, related to foreclosed properties, which were carried in other assets on the consolidated balance sheet.

Investment Characteristics

Medallion Loans. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets (vehicles, meters, and the like). The portfolio was originated at an approximate loan-to-value ratio range of 65-80%. We estimate that the average loan-to-value ratio of all of the medallion loans was approximately 45% as of December 31, 2010. In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

Medallion loans generally require equal monthly payments covering accrued interest and amortization of principal over a five to twenty-five year schedule, subject to a balloon payment of all outstanding principal after three or five years. More recently, we have begun to originate loans with one-to-three year maturities where interest rates are adjusted and a new maturity period set. Borrowers may prepay medallion loans upon payment of a fee of approximately 90 days’ interest.

We generally retain the medallion loans we originate; however, from time to time, we participate or sell shares of some loans or portfolios to interested third party financial institutions. In these cases, we retain the borrower relationships and service the sold loans.

Commercial Loans. We have typically originated commercial loans in principal amounts ranging from $100,000 to $7,500,000, and occasionally, have originated loans in excess of that amount. These loans are generally retained and typically have maturities ranging from three to ten years and require monthly payments ranging from full amortization over the loan term to fully deferred interest and principal at maturity, with multiple payment options in between. Substantially all loans may be prepaid with a fee ranging from 30 to 120 days’ interest. The term of, and interest rate charged on, certain of our outstanding loans are subject to SBA regulations. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%. Unlike medallion loans, for which competition precludes us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans. We believe that the increased yield on commercial loans compensates for their higher risk relative to medallion loans and further illustrates the benefits of diversification.

Commercial loans are generally originated at an average loan-to-value ratio of 60 to 75%. Substantially all of the commercial loans are collateralized by security interests in the assets being financed by the borrower. In addition, we have recourse against the vast majority of the principals of borrowers who personally guarantee the loans. Although personal guarantees increase the commitment of borrowers to repay their loans, we cannot assure you that the assets available under personal guarantees would, if required, be sufficient to satisfy the obligations secured by such guarantees. In certain cases, equipment vendors may provide full and partial recourse guarantees on loans.

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

Marketing, Origination, and Loan Approval Process

We employ 25 loan originators to originate medallion, commercial, and consumer loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each medallion and commercial loan applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds. Senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans must be approved by the chief executive officer and/or the chief credit officer. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms. Consumer loans are primarily sourced through relationships which have been established with recreational vehicle and boat dealers throughout our market area.

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

The table below summarizes our sources of available funds and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2010. See Note 4 to the consolidated financial statements for additional information about each credit facility.

Consolidated sources of funds (Dollars in thousands)	Total
Cash	$17,303
Bank loans	$97,578
Amounts undisbursed	10,500
Amounts outstanding	87,078
Average interest rate	4.41%
Maturity	1/11-2/17
Preferred securities	$33,000
Average interest rate	7.68%
Maturity	9/37
Lines of credit	$200,000
Amounts undisbursed	19,796
Amounts outstanding	180,204
Average interest rate	1.31%
Maturity	12/13
SBA debentures	$92,735
Amounts undisbursed	12,485
Amounts outstanding	80,250
Average interest rate	5.48%
Maturity	9/11-3/21

Total cash and amounts remaining undisbursed under credit facilities	$60,084

Total debt outstanding	$380,532

Medallion bank sources of funds
Cash	$16,980
Deposits and federal funds purchased	468,957
Average interest rate	1.34%
Maturity	1/11-9/13

Total cash and amounts remaining undisbursed under credit facilities, including Medallion Bank	$77,064

Total debt outstanding, including Medallion Bank	$849,489

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

Employees

As of December 31, 2010 we employed 122 persons, including 31 at our Medallion Bank subsidiary. We believe that relations with all of our employees are good.

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

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (i.e., partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends, capital gains, and other traditionally permitted mutual fund income) or the 90% Income Test; and

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

For taxable years beginning before January 1, 2010, properly-designated dividends were generally exempt from US federal withholding tax where they (i) were paid in respect of our “qualified net interest income” (generally, our US source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) were paid in respect of our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year). However, depending on our circumstances, we would have designated all, some or none of its potentially eligible dividends as such qualified net interest income or as qualified short-term capital gains, and/or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. In order to qualify for this exemption from withholding, a non-US shareholder would have needed to comply with applicable certification requirements relating to its non-US status (including, in general, furnishing an IRS Form W-8BEN or substitute Form). In the case of shares held through an intermediary, the intermediary could withhold even if we designated the payment as qualified net interest income or qualified short-term capital gain. Non-US shareholders should contact their intermediaries with respect to the application of these rules to their accounts. Although this provision has expired, legislation has been proposed under which this provision would be extended to taxable years beginning before January 1, 2011; this extension, if enacted would be applied retroactively.

Non-US persons should consult their own tax advisors with respect to the US federal income tax and withholding tax, and state, local, and foreign tax consequences of an investment in the shares.

The Code may impose a withholding tax of 30% on payments (including interests, dividends, and gross proceeds on sales of US securities) that are attributable to certain US investments and made to non-US entities, unless such entities comply with certain reporting requirements to the IRS and/or to us as to identifying information (including name, address and tax payer identification number) of their direct and indirect US investors.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions would generally be taxable to our shareholders as ordinary dividend income eligible for the 15% maximum rate for taxable years beginning before January 1, 2011 to the extent of our current and accumulated earnings and profits for federal tax purposes. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain.

GOVERNMENT REGULATION

Regulation under the 1940 Act

We are a closed-end, management investment company that has elected to be treated as a business development company under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters, and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities voting as a class.

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

Under current SBA Regulations, the maximum rate of interest that Medallion Funding may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA Regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2010, the maximum rate of interest permitted on loans originated by Medallion Funding, Medallion Capital, and Freshstart was 19%. As of December 31, 2010, our outstanding medallion loans had a weighted average rate of interest 5.90% and our outstanding commercial loans had a weighted average rate of interest of 12.44%. Current SBA regulations also require that each loan originated by an SBIC has a term between one and 20 years; loans to disadvantaged businesses also may be for a minimum term of one year.

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

Other

Because we are an “insured depository institution” within the meaning of the Change in Bank Control Act and a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control of us without, in most cases, prior written approval of the FDIC or the Commissioner of Financial Institutions, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires more than 25% of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires more than 10% of any class of voting stock and is subject to a number of specified “control factors” as set forth in the applicable regulations. Under the Utah Financial Institutions Act, control is defined as the power to vote 20% or more of any class of our voting securities by an individual or to vote more than 10% of any class of our voting securities by a person other than an individual. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

We are periodically examined by the SEC for compliance with the 1940 Act. We are examined by the SBA annually for compliance with applicable SBA regulations. We are also periodically examined by the FDIC and the Department of Financial Institutions of the State of Utah (DFI). Medallion Bank is examined annually by the FDIC and the DFI.

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

Risks Relating to Our Business and Structure

We have recently experienced a period of capital markets disruption and severe recession and we expect these conditions to improve very slowly over the next 18 months.

The recent market conditions have materially and adversely affected the debt and equity capital markets in the US, which could have a negative impact on our business and operations. The US capital markets have experienced extreme volatility and disruption for more than 24 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. These events have contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of credit and equity capital for the markets as a whole and financial services firms in particular. We believe that the US economy is emerging from a prolonged recession, and forecasts for 2011 and 2012 generally call for a very slow recovery from the economic recession. As a result, we believe these conditions may continue for a prolonged period of time, and possibly worsen in the future. A prolonged period of market illiquidity would continue to have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions.

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

As of December 31, 2010, we had $380,532,000 of outstanding indebtedness, which had a weighted average borrowing cost of 3.45% at December 31, 2010, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $468,957,000 of outstanding indebtedness at a weighted average borrowing cost of 1.34%.

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

Federal and state law may discourage certain acquisitions of our common stock which could have a material adverse effect on our shareholders.

Because we are an “insured depository institution” within the meaning of the Change in Bank Control Act and a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control of us without, in most cases, prior written approval of the FDIC or the Commissioner of Financial Institutions, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires more than 25% of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires more than 10% of any class of voting stock and is subject to a number of specified “control factors” as set forth in the applicable regulations. Under the Utah Financial Institutions Act, control is defined as the power to vote 20% or more of any class of our voting securities by an individual or to vote more than 10% of any class of our voting securities by a person other than an individual. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval. These provisions could delay or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the market price of our common stock.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute an ineligible investment. As of December 31, 2010, up to 27% of our total assets were invested in ineligible investments.

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

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities, or similar sources.

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

As of December 31, 2010, our largest investment subject to this test was our investment in Medallion Bank, representing 16% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make dividend payments and other distributions to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. Furthermore, as a condition of its approval by its regulators, Medallion Bank is required to maintain a 15% capital ratio, which may inhibit its ability to declare and pay dividends, which are further restricted by the TARP to $4,000,000 per year.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of December 31, 2010, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $11,016,000 or 2.23% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of December 31, 2010 by approximately $1,291,000 on an annualized basis, compared to a positive impact of $1,149,000 at December 31, 2009, and the impact of such an immediate increase of 1% over a one year period would have been ($2,026,000) at December 31, 2010, compared to ($1,943,000) for December 31, 2009. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The SBA restricts the ability of SBICs to lend money to their officers, directors, and employees, or invest in affiliates thereof.

Medallion Bank is subject to certain federal laws that restrict and control its ability to provide or receive services between affiliates. Sections 23A and 23B of the Federal Reserve Act and applicable regulations also impose restrictions on Medallion Bank. These restrictions limit the transfer of funds by a depository institution to certain of its affiliates, including us, in the form of loans, extensions of credit, investments, or purchases of assets. Sections 23A and 23B also require generally that the depository institution’s transactions with its affiliates be on terms no less favorable to Medallion Bank than comparable transactions with unrelated third parties.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of December 31, 2010, investments in New York City taxi medallion loans represented approximately 76% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

An economic downturn such as what we have been experiencing could result in certain of our commercial and consumer loan customers experiencing declines in business activities and/or personal resources, which could lead to difficulties in their servicing of their loans with us, and increasing the level of delinquencies, defaults, and loan losses in our commercial and consumer loan portfolios.

Changes in taxicab industry regulations that result in the issuance of additional medallions or increases in the expenses involved in operating a medallion could lead to a decrease in the value of our medallion loan collateral.

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. For example, New York City is considering a proposal to permit cars for hire to pick up street hails in boroughs outside of Manhattan. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

In New York City, Chicago, Boston, and in other markets where we originate medallion loans, taxicab fares are generally set by government agencies. Expenses associated with operating taxicabs are largely unregulated. As a result, the ability of taxicab operators to recoup increases in expenses is limited in the short term. Escalating expenses, such as rising gas prices, can render taxicab operations less profitable, could cause borrowers to default on loans from us, and could potentially adversely affect the value of our collateral.

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $850,000 for corporate medallions and $624,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2008, the value of New York City taxicab medallions increased by approximately 13% for individual medallions and 14% for corporate medallions.

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

We lease approximately 17,000 square feet of office space in New York City for our corporate headquarters under a lease expiring in June 2016, and lease a facility in Long Island City, New York, of approximately 6,000 square feet for certain corporate back-office operations. We also lease office space for loan origination offices and subsidiary operations in Boston, MA, Chicago, IL, Minneapolis, MN, and Flemington, NJ. Medallion Bank leases space in Salt Lake City, UT. We do not own any real property, other than foreclosed property obtained as a result of lending relationships. We believe that our leased properties, taken as a whole, are in good operating condition and are suitable for our current business operations.

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of March 10, 2011, there were approximately 233 holders of record of the Company’s common stock.

On March 10, 2011, the last reported sale price of our common stock was 8.36 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2010	DIVIDENDS DECLARED	HIGH	LOW
Fourth Quarter	$0.16	$8.79	$7.79
Third Quarter	0.15	7.79	6.50
Second Quarter	0.15	8.24	6.59
First Quarter	0.15	8.45	7.81

2009
Fourth Quarter	$0.15	$8.49	$7.76
Third Quarter	0.19	8.83	6.87
Second Quarter	0.19	8.71	6.56
First Quarter	0.19	8.04	3.61

Information about our equity compensation plans is incorporated by reference in all information under the caption “Equity Compensation Plan Information” included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 17, 2011.

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354

Total	1,571,968	8.84	1,571,968	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In October 2010, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than November 2010 and are to conclude 180 days after the commencement of the purchases.

ITEM 6.	SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.

	Year ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006
Statement of operations
Investment income	$37,253	$41,403	$52,284	$51,393	$39,635
Interest expense	14,585	16,876	23,711	30,704	24,190

Net interest income	22,668	24,527	28,573	20,689	15,445
Noninterest income	3,533	3,383	3,837	2,444	2,646
Operating expenses (1)	16,328	19,730	17,320	17,835	14,926

Net investment income before income taxes	9,873	8,180	15,090	5,298	3,165
Income tax (provision) benefit	—	—	—	—	—

Net investment income after income taxes	9,873	8,180	15,090	5,298	3,165
Net realized gains (losses) on investments	(7,638)	(4,135)	(3,746)	14,172	3,080
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries (2)	12,535	(5,671)	(2,419)	2,292	7,454
Net change in unrealized appreciation (depreciation) on investments (2)	(3,491)	2,648	6,323	(6,326)	(591)

Net increase in net assets resulting from operations	$11,279	$1,022	$15,248	$15,436	$13,108

Per share data
Net investment income	$0.56	$0.46	$0.85	$0.30	$0.18
Income tax (provision) benefit	—	—	—	—	—
Net realized gains (losses) on investments	(0.43)	(0.23)	(0.21)	0.80	0.17
Net change in unrealized appreciation (depreciation) on investments (2)	0.51	(0.17)	0.22	(0.23)	0.39

Net increase in net assets resulting from operations	$0.64	$0.06	$0.86	$0.87	$0.74

Dividends declared per share	$0.61	$0.72	$0.76	$0.76	$0.70

Weighted average common shares outstanding
Basic	17,501,414	17,569,688	17,520,966	17,480,523	17,293,665
Diluted	17,631,928	17,691,437	17,722,575	17,786,310	17,761,039
Balance sheet data
Net investments	$483,516	$475,133	$570,597	$653,046	$592,933
Total assets	550,312	555,174	646,685	721,262	631,605
Total funds borrowed	380,532	382,522	462,650	542,549	455,137
Total liabilities	387,547	392,197	471,739	548,839	461,977
Total shareholders’ equity	162,765	162,977	174,946	172,423	169,628
Managed balance sheet data (3)
Net investments	$946,343	$846,542	$922,007	$934,955	$833,639
Total assets	1,041,729	950,909	1,018,114	1,025,633	893,588
Total funds borrowed	849,489	754,241	829,058	841,632	716,620
Total liabilities	878,964	787,932	843,168	853,211	723,960

	Year ended December 31,
	2010	2009	2008	2007	2006
Selected financial ratios and other data
Return on average assets (ROA) (4)
Net investment income after taxes	1.82%	1.36%	2.27%	0.79%	0.53%
Net increase in net assets resulting from operations	2.08	0.17	2.29	2.30	2.20
Return on average equity (ROE) (5)
Net investment income after taxes	6.11	4.74	8.67	3.09	1.89
Net increase in net assets resulting from operations	6.98	0.59	8.76	9.00	7.82
Weighted average yield	7.91%	7.77%	8.58%	8.44%	7.71%
Weighted average cost of funds	3.10	3.17	3.89	5.04	4.70

Net interest margin (6)	4.81	4.60	4.69	3.40	3.01

Noninterest income ratio (7)	0.75	0.63	0.63	0.40	0.52
Total expense ratio (1) (8)	6.56	6.87	6.74	7.98	7.62
Operating expense ratio (1)(9)	3.47	3.70	2.84	2.93	2.91
As a percentage of net investment portfolio
Medallion loans	67%	68%	70%	76%	72%
Commercial loans	16	16	16	14	15
Investment in Medallion Bank and other controlled subsidiaries	16	15	13	9	8
Equity investments	1	1	1	1	3
Investment securities	—	—	—	—	2
Investments to assets (10)	88%	86%	88%	91%	94%
Equity to assets (11)	30	29	27	24	27
Debt to equity (12)	234	235	264	315	268

(1)	Includes $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s in 2010 that were reclassified to realized losses on investments, and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC. Also includes $1,622 of charges in 2009 related to winding up the operations of the SPAC’s. Excluding these amounts, the total expense ratios were 6.91% and 6.56%, and the operating expense ratios were 3.81% and 3.40% for 2010 and 2009.

(2)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the year in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.

(3)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.

(4)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.

(5)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.

(6)	Net interest margin represents net interest income for the year divided by average interest earning assets, and included interest recoveries and bonuses of $2,678 in 2010, $1,684 in 2009, $4,471 in 2008, $821 in 2007, and $1,556 in 2006, and also included dividends from Medallion Bank of $4,000 in 2010, $4,000 in 2009, $6,000 in 2008, and $5,750 in 2007. On a managed basis, combined with Medallion Bank, the net interest margin was 6.59%, 6.10%, 5.21%, 4.21%, and 4.40% for 2010, 2009, 2008, 2007, and 2006.

(7)	Noninterest income ratio represents noninterest income divided by average interest earning assets.

(8)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

(9)	Operating expense ratio represents operating expenses divided by average interest earning assets.

(10)	Represents net investments divided by total assets as of December 31.

(11)	Represents total shareholders’ equity divided by total assets as of December 31.

(12)	Represents total funds borrowed divided by total shareholders’ equity as of December 31.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2010, 2009, and 2008. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 19.

CRITICAL ACCOUNTING POLICIES

The SEC has issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of our consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.

Significant estimates made by us include valuation of loans, equity investments, and investments in subsidiaries, evaluation of the recoverability of accounts receivable and income tax assets, and the assessment of litigation and other contingencies. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although we believe that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2010 are reasonable, actual results could differ materially from the estimated amounts recorded in our financial statements.

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, trailers, and hearing aids. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 6%, and our commercial loan portfolio at a compound annual growth rate of 4% (11% and 10% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 12%. Total assets under our management, which includes assets serviced for third party investors and assets managed by Medallion Bank, were $1,093,379,000 as of December 31, 2010 and $1,039,840,000 as of December 31, 2009, and have grown at a compound annual growth rate of 12% from $215,000,000 at the end of 1996.

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

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. We earn referral fees for these activities. Until December 2010, we serviced these loans and earned servicing fees for these activities. In December 2010, all of these servicing activities were assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act.

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

The credit markets have recently experienced a crisis which has disrupted a wide range of traditional financing sources. The crisis has made it increasingly difficult and significantly more expensive through higher credit spreads for finance companies to obtain and renew financing. Continued turmoil in the credit markets could limit our access to funds and restrict us from continuing our current operating strategy or implementing new operating strategies. If funds are available to us, we anticipate that our cost of funds will increase as we obtain new financing.

The credit crisis has also caused many financial institutions to record significant write-downs, mostly on their residential mortgage related assets and structured investment vehicles due to unsound lending practices. We are not involved in these types of transactions and always understand the importance of proper underwriting. Nonetheless, the judgments used by management in applying the critical accounting policies discussed herein may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. Subsequent evaluations of our loan portfolio and other investments, in light of the factors then prevailing, may result in changes to the fair value of the investments, including a decrease in the fair value. In addition, the fair value of investments in our portfolio may be negatively impacted by illiquidity or dislocation in marketplaces resulting in depressed market prices.

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

	December 31, 2010		December 31, 2009		December 31, 2008
	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	5.52%	$239,537	5.90%	$244,082	6.04%	$304,306
Chicago	6.68	34,762	6.91	25,868	7.15	28,172
Newark	7.81	19,777	7.98	21,790	8.17	27,809
Boston	6.74	18,237	7.14	21,383	7.54	31,283
Cambridge	6.72	5,501	7.10	3,025	7.59	4,387
Other	7.05	5,016	7.14	5,435	7.40	6,584

Total medallion loans	5.90	322,830	6.23	321,583	6.42	402,541

Deferred loan acquisition costs		296		332		423
Unrealized depreciation on loans		—		—		—

Net medallion loans		$323,126		$321,915		$402,964

Commercial loans
Secured mezzanine	14.16%	$68,299	14.63%	$61,834	14.23%	$65,475
Asset based	5.72	10,234	5.74	8,991	5.29	13,552
Other secured commercial	7.50	9,873	7.95	11,706	8.34	15,870

Total commercial loans	12.44	88,406	12.71	82,531	11.97	94,897

Deferred loan acquisition income		(323)		(373)		(171)
Unrealized depreciation on loans		(11,217)		(4,236)		(5,115)

Net commercial loans		$76,866		$77,922		$89,611

Investment in Medallion Bank and other controlled subsidiaries, net	5.08%	$78,735	5.53%	$72,279	8.22%	$74,750

Equity investments	1.48%	$4,588	2.50%	$3,393	4.33%	$2,835

Unrealized appreciation (depreciation) on equities		201		(376)		437

Net equity investments		$4,789		$3,017		$3,272

Investment securities	—%	$—	—%	$—	—%	$—

Investments at cost (2)	6.89%	$494,559	7.22%	$479,786	7.56%	$575,023

Deferred loan acquisition (income) costs		(27)		(41)		252
Unrealized appreciation (depreciation) on equities		201		(376)		437
Unrealized depreciation on loans		(11,217)		(4,236)		(5,115)

Net investments		$483,516		$475,133		$570,597

Medallion Bank investments
Medallion loans	5.57%	$260,808	6.15%	$160,403	6.46%	$122,581
Consumer loans	17.94	189,752	17.96	193,382	18.26	189,886
Commercial loans	5.84	73,574	5.84	72,540	5.64	87,800
Investment securities	3.32	20,479	3.99	20,784	4.87	20,056

Medallion Bank investments at cost (2)	9.83	544,613	11.11	447,109	11.54	420,323

Deferred loan acquisition costs		5,559		5,633		5,994
Unrealized appreciation (depreciation) on investment securities		144		92		(64)
Premiums paid on purchased securities		164		185		96
Unrealized depreciation on loans		(13,645)		(13,610)		(10,936)

Medallion Bank net investments		$536,835		$439,409		$415,413

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.

(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.86%, 9.56%, and 9.44% at December 31, 2010, 2009, and 2008.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at December 31, 2010 was 6.89% (7.30% for the loan portfolio), a decrease of 33 basis points from 7.22% at December 31, 2009, which was a decrease of 34 basis points from 7.56% at December 31, 2008. The weighted average yield of the total managed portfolio at December 31, 2010 was 8.67% (8.86% for the loan portfolio), a decrease of 68 basis points from 9.35% at December 31, 2009, which was an increase of 13 basis points from 9.22% at December 31, 2008. The decreases from 2009 reflected the general market condition of falling interest rates, and the 2009 increase in the managed portfolio reflected the greater concentration of Medallion Bank consumer assets to the totals.

Medallion Loan Portfolio

Our medallion loans comprised 67% of the net portfolio of $483,516,000 at December 31, 2010, compared to 68% of the net portfolio of $475,133,000 at December 31, 2009 and 70% of $570,597,000 at December 31, 2008. Our managed medallion loans of $583,593,000 comprised 62% of the net portfolio of $946,343,000 at December 31, 2010, compared to 57% of $846,542,000 at December 31, 2009 and 57% of $922,007,000 at December 31, 2008. The medallion loan portfolio increased by $1,211,000 in 2010 ($101,506,000 or 21% on a managed basis), primarily reflecting increases in the Chicago and Cambridge markets, partially offset by decreases in all other markets, primarily reflecting loan payoffs and the sale of participation interests to third parties. The increase in the managed portfolio was primarily driven by increases in the New York, Chicago, and Cambridge markets. Total medallion loans serviced for third parties were $63,933,000, $102,307,000, and $66,041,000 at December 31, 2010, 2009, and 2008.

The weighted average yield of the medallion loan portfolio at December 31, 2010 was 5.90%, a decrease of 33 basis points from 6.23% at December 31, 2009, which was a decrease of 19 basis points from 6.42% at December 31, 2008. The weighted average yield of the managed medallion loan portfolio at December 31, 2010 was 5.75%, a decrease of 45 basis points from 6.20% at December 31, 2009, which was a decrease of 23 basis points from 6.43% at December 31, 2008. The decreases in yield primarily reflected the impact of falling interest rates in the economy and the effects of borrower refinancings. At December 31, 2010, 26% of the medallion loan portfolio represented loans outside New York, compared to 24% and 24% at year-end 2009 and 2008. At December 31, 2010, 24% of the managed medallion loan portfolio represented loans outside New York, compared to 25% and 26% at year-end 2009 and 2008. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 16% of the net investment portfolio as of December 31, 2010, compared to 16% at December 31, 2009 and 2008, and were 16%, 18%, and 19% on a managed basis. Commercial loans decreased by $1,056,000 or 1% during 2010 (increased $179,000 on a managed basis), primarily reflecting repayments of other secured commercial loans and reserve increases in the high-yield mezzanine loan portfolio, mostly offset by portfolio growth in the mezzanine and asset-based portfolios. Net commercial loans serviced by third parties were $12,282,000, $13,376,000, and $8,646,000 at December 31, 2010, 2009, and 2008.

The weighted average yield of the commercial loan portfolio at December 31, 2010 was 12.44%, a decrease of 27 basis points from 12.71% at December 31, 2009, which was up 74 basis points from 11.97% at December 31, 2008. The weighted average yield of the managed commercial loan portfolio at December 31, 2010 was 9.44%, a decrease of 6 basis points from 9.50% at December 31, 2009, which was up 57 basis points from 8.93% at December 31, 2008. The 2010 decreases reflected the continued lowering of interest rates in the economy as loans repriced, and the 2009 increases reflected the higher proportion of higher-yielding mezzanine loans in the portfolio. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At December 31, 2010, variable-rate loans represented approximately 20% of the commercial portfolio, compared to 17% and 22% at December 31, 2009 and 2008, and were 54%, 55%, and 59% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolios

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 19% of the managed net investment portfolio as of December 31, 2010, compared to 22% and 20% at December 31, 2009 and 2008. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, trailers, and hearing aids located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 17.94% at December 31, 2010, compared to 17.96% and 18.26% at December 31, 2009 and 2008. Adjustable rate loans represented 83% of the managed consumer portfolio at December 31, 2010, compared to 85% and 89% at December 31, 2009 and 2008.

Delinquency and Loan Loss Experience

We generally follow a practice of discontinuing the accrual of interest income on our loans that are in arrears as to payments for a period of 90 days or more. We deliver a default notice and begin foreclosure and liquidation proceedings when management determines that pursuit of these remedies is the most appropriate course of action under the circumstances. A loan is considered to be delinquent if the borrower fails to make a payment on time; however, during the course of discussion on delinquent status, we may agree to modify the payment terms of the loan with a borrower that cannot make payments in accordance with the original loan agreement. For loan modifications, the loan will only be returned to accrual status if all past due interest payments are brought fully current. For credit that is collateral based, we evaluate the anticipated net residual value we would receive upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing these loans will be adequate in the event of foreclosure. For credit that is cash flow-based, we assess our collateral position, and evaluate most of these relationships as ongoing businesses, expecting to locate and install a new operator to run the business and reduce the debt.

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

The following table shows the trend in loans 90 days or more past due as of December 31,

	2010		2009		2008
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$361	0.1%	$1,090	0.3%	$765	0.2%

Commercial loans
Secured mezzanine	6,985	1.7	6,600	1.6	6,415	1.3
Asset-based receivable	—	0.0	—	0.0	—	0.0
Other secured commercial	1,364	0.3	295	0.1	190	0.0

Total commercial loans	8,349	2.0	6,895	1.7	6,605	1.3

Total loans 90 days or more past due	$8,710	2.1%	$7,985	2.0%	$7,370	1.5%

Total Medallion Bank loans	$2,246	0.4%	$3,861	0.9%	$4,345	1.1%

Total managed loans 90 days or more past due	$10,956	1.2%	$11,846	1.4%	$11,715	1.3%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Medallion delinquencies declined significantly from 2009 due to an estate issue that was resolved in early 2010. Secured mezzanine delinquencies increased slightly although the composition of the delinquent portfolio saw changes as new delinquencies replaced those brought current or written off through the workout process. Other secured commercial loan delinquencies increased due to the continued economic stress on a number of small business enterprises, all of which were either in foreclosure or in the process of being sold. Medallion Bank experienced higher delinquencies in 2008 due to the recession’s impact on a few loans secured by commercial real estate, which improved in 2009 and 2010 as those loans were resolved. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the years ended December 31, 2010, 2009, and 2008.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2007	($37)	($6,432)	$2,742	$8,341	$4,614
Net change in unrealized
Appreciation on investments	—	—	(1,995)	8,183	6,188
Depreciation on investments	(3)	(4,073)	(110)	168	(4,018)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(1,400)	(1,400)
Losses on investments	40	5,190	—	322	5,552
Other	—	200	(200)	—	—

Balance December 31, 2008	—	(5,115)	437	15,614	10,936
Net change in unrealized
Appreciation on investments	—	—	(333)	4,242	3,909
Depreciation on investments (1)	(3)	(3,504)	(8,205)	(519)	(12,231)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(900)	(900)
Losses on investments	3	3,983	—	919	4,905
Other	—	400	—	(400)	—

Balance December 31, 2009	—	(4,236)	(8,101)	18,956	6,619
Net change in unrealized
Appreciation on investments	—	—	545	2,153	2,698
Depreciation on investments	—	(7,172)	(475)	—	(7,647)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments (1)	—	191	8,232	—	8,423

Balance December 31, 2010	$—	($11,217)	$201	$21,109	$10,093

(1)	Includes unrealized depreciation of $7,720 in 2009 related to investments in SPAC and SPAC 2, and the related write off of these investments in 2010. See Note 10 to the consolidated financial statements for additional information on these investments.

The following table presents credit-related information for the investment portfolios as of December 31.

(Dollars in thousands)	2010	2009	2008
Total loans
Medallion loans	$323,126	$321,915	$402,964
Commercial loans	76,866	77,922	89,611

Total loans	399,992	399,837	492,575
Investment in Medallion Bank and other controlled subsidiaries	78,735	72,279	74,750
Equity investments (1)	4,789	3,017	3,272
Investment securities	—	—	—

Net investments	$483,516	$475,133	$570,597

Net investments at Medallion Bank and other controlled subsidiaries	$536,835	$439,409	$415,413
Managed net investments	$946,343	$846,542	$922,007
Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—
Commercial loans	(11,217)	(4,236)	(5,115)

Total loans	(11,217)	(4,236)	(5,115)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—
Equity investments	201	(376)	437
Investment securities	—	—	—

Total unrealized depreciation on investments (2)	($11,016)	($4,612)	($4,678)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($13,501)	($13,519)	($11,000)
Managed total unrealized depreciation on investments (2)	($24,517)	($18,131)	($15,678)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	—%
Commercial loans	(12.69)	(5.13)	(5.39)
Total loans	(2.73)	(1.05)	(1.03)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	4.37	(11.10)	15.41
Investment securities	—	—	—
Net investments	(2.23)	(0.96)	(0.81)

Net investments at Medallion Bank and other controlled subsidiaries	(2.48%)	(3.02%)	(2.62%)
Managed net investments	(2.54%)	(2.11%)	(1.68%)

(1)	Represents common stock and warrants held as investments.

(2)	Excludes $0, $6,966, and $0 for unrealized depreciation on the SPAC, and $1,389, $1,593, and $1,733 for unrealized appreciation on Medallion Hamptons Holding, a wholly owned subsidiary, at December 31, 2010, 2009, and 2008.

(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premiums that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the years ended December 31, 2010, 2009, and 2008.

(Dollars in thousands)	2010	2009	2008
Realized gains (losses) on loans and equity investments (1)
Medallion loans	$—	$915	$1,378
Commercial loans	(40)	(5,050)	(5,266)

Total loans	(40)	(4,135)	(3,888)
Investment in Medallion Bank and other controlled subsidiaries (2)	(8,258)	—	—
Equity investments	1,439	—	142
Investment securities	—	—	—

Total realized gains (losses) on loans and equity investments (2)	($6,859)	($4,135)	($3,746)

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	(11,474)	(11,333)	(7,893)

Total managed realized gains (losses) on loans and equity investments (2)	($18,333)	($15,468)	($11,639)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	0.25%	0.32%
Commercial loans	(0.05)	(5.64)	(5.21)
Total loans	(0.01)	(0.90)	(0.72)
Investment in Medallion Bank and other controlled subsidiaries	(11.04)	—	—
Equity investments	41.04	—	5.74
Investment securities	—	—	—
Net investments	(1.43)	(0.77)	(0.61)

Net investments at Medallion Bank and other controlled subsidiaries	(2.33%)	(2.65%)	(2.11%)
Managed net investments	(2.03%)	(1.72%)	(1.26%)

(1)	Includes realized gains (losses) of $0, ($1), and $1,064 for the years ended December 31, 2010, 2009, and 2008, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

(2)	Excludes $779 of net realized losses in 2010, related to the investment in SPAC 2, which was carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolios for the years ended December 31, 2010, 2009, and 2008.

(Dollars in thousands)	2010	2009	2008
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$545	($333)	($1,994)
Unrealized depreciation (1)	(7,139)	(4,747)	(4,186)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries(2)	12,535	(5,671)	(2,419)
Realized gains	—	—	—
Realized losses(1)	950	3,986	5,230
Unrealized gains on foreclosed properties	2,153	3,742	7,273

Total	$9,044	($3,023)	$3,904

Net realized gains (losses) on investments
Realized gains	$—	$—	$—
Realized losses (3)	(8,423)	(3,986)	(5,230)
Other gains	1,581	—	470
Direct recoveries (charge-offs) (4)	(796)	(148)	(50)
Realized gains (losses) on foreclosed properties	—	(1)	1,064

Total	($7,638)	($4,135)	($3,746)

(1)	Includes unrealized depreciation of $759 in 2009 related to the $759 investment in SPAC 2, and the related writeoff of $759 in 2010, which was carried in other assets on the consolidated balance sheet.

(2)	Includes $6,966 of net unrealized depreciation related to the investment in SPAC, including $508 that was recorded in 2010, that was reversed during 2010, upon the writeoff of the SPAC investment.

(3)	Represents the writeoff related to the investments in SPAC and SPAC 2 in 2010. See Note 10 for additional information on these investments.

(4)	Includes $817 of direct chargeoffs related to the settlement of the liabilities associated with the writeoff of SPAC and SPAC 2 in 2010, all of which represented a reversal of accrued expenses.

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 16%, 15%, and 13% of our total portfolio at December 31, 2010, 2009, and 2008. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We are currently in discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including an aggregate of $1,750,000 contributed in January 2009, and an aggregate of $10,750,000 contributed over various months in 2008. Separately, Medallion Bank declared dividends to us of $4,000,000 in 2010, $4,000,000 in 2009, and $6,000,000 in 2008. Without the capital infusions by us, a portion of the Medallion Bank dividends would have been retained to ensure Medallion Bank met its capital ratio requirements, and in such circumstance, if we maintained our dividend at the existing levels, a portion of those dividends would have represented a tax-free return of capital. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at December 31, 2010, 2009, and 2008. Equity investments were 1% of our total managed portfolio at December 31, 2010, and were less than 1% at December 31, 2009 and 2008. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at December 31, 2010, 2009, and 2008. Investment securities were 2% of our total managed portfolio at December 31, 2010, 2009, and 2008. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

Trend in Interest Expense

Our interest expense is driven by the interest rates payable on our short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. We established a medallion lending relationship with DZ Bank in December 2008, that provides for growth in the portfolio at generally lower rates than under prior facilities, all of which have been fully paid off. In addition, Medallion Bank began raising brokered bank certificates of deposit during 2004, which were at our lowest borrowing costs. As a result of Medallion Bank raising funds through certificates of deposits as previously noted, we were able to realign the ownership of some of our medallion loans and related assets to Medallion Bank allowing us and our subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, Medallion Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 4 to the consolidated financial statements for details on the terms of all outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the years ended December 31, 2010, 2009, and 2008. Our average balances decreased and Medallion Bank’s average balances increased, reflecting the sourcing of more business to Medallion Bank, and an increase in loan participations sold during the year. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy.

(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
December 31, 2010
Revolving lines of credit	$3,205	$181,489	1.77%
SBA debentures	5,449	85,113	6.40
Notes payable to banks	3,393	67,041	5.06
Preferred securities	2,538	33,000	7.69

Total	$14,585	$366,643	3.98

Medallion Bank borrowings	7,478	416,062	1.80

Total managed borrowings	$22,063	$782,705	2.82

December 31, 2009
Revolving lines of credit	$6,489	$253,388	2.56%
SBA debentures	5,725	88,250	6.49
Notes payable to banks	2,124	44,165	4.81
Preferred securities	2,538	33,000	7.69

Total	$16,876	$418,803	4.03

Medallion Bank borrowings	11,046	361,613	3.06

Total managed borrowings	$27,922	$780,416	3.58

December 31, 2008
Revolving lines of credit	$15,161	$355,706	4.26%
SBA debentures	5,253	81,319	6.46
Preferred securities	2,538	33,000	7.69
Notes payable to banks	759	11,982	6.33

Total	$23,711	$482,007	4.92

Medallion Bank borrowings	14,934	324,141	4.61

Total managed borrowings	$38,645	$806,148	4.79

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At December 31, 2010, 2009, and 2008, short-term adjustable rate debt constituted 67%, 70%, and 78% of total debt, and was 30%, 36%, and 44% on a fully managed basis including the borrowings of Medallion Bank, reflecting the payoff of the floating rate Citi borrowings, and it’s partial replacement with fixed rate debt.

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

Consolidated Results of Operations

For the Years Ended December 31, 2010 and 2009

Net increase in net assets resulting from operations was $11,279,000 or $0.64 per diluted common share in 2010, up $10,257,000 from $1,022,000 or $0.06 per share in 2009, primarily reflecting $9,342,000 of charges associated with writing off our investments in the SPAC’s in 2009. Aside from these writeoffs, the increase was $915,000 or 9%, primarily reflecting higher other net realized/unrealized gains, noninterest income, and lower operating expenses, partially offset by lower net interest income. Net investment income after taxes was $9,873,000 or $0.56 per share in 2010, up $1,693,000 or 21% from $8,180,000 or $0.46 in 2009.

Investment income was $37,253,000 in 2010, down $4,150,000 or 10% from $41,403,000 a year ago, and included $2,678,000 from interest recoveries and bonuses on certain investments in 2010, compared to $1,684,000 in 2009. Also included in 2010 and 2009 were $4,000,000 in dividends from Medallion Bank in each year. Excluding those items, investment income decreased $5,144,000 or 14%, primarily reflecting loan participations sold and loan prepayments, and to a lesser extent, changes in the yields earned. The yield on the investment portfolio was 7.91% in 2010, up 2% from 7.77% in 2009. Excluding the extra interest and dividends, the 2010 yield was down 3% to 6.49% from 6.70% in 2009, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $471,105,000 in 2010, down 12% from $533,106,000 a year ago, primarily reflecting loan participations sold and loan prepayments.

Medallion loans were $323,126,000 at year end, up $1,211,000 from $321,915,000 a year ago, representing 67% of the investment portfolio compared to 68% a year ago, and were yielding 5.90% compared to 6.23% a year ago, a decrease of 5%. The increase in outstandings primarily reflected portfolio growth, partially offset by sold participations and repayments. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $647,527,000 at year end, up $63,133,000 or 11% from $584,394,000 a year ago, reflecting the above and the strong overall portfolio growth at Medallion Bank. The commercial loan portfolio was $76,866,000 at year end, compared to $77,922,000 a year ago, a decrease of $1,056,000 or 1%, and represented 16% of the investment portfolio in both years. The decrease primarily reflected repayments of other secured commercial loans and reserve increases in the high-yield mezzanine loan portfolio, mostly offset by portfolio growth in the mezzanine and asset-based portfolios. Commercial loans yielded 12.45% at year end, down 2% from 12.71% a year ago, reflecting the general reduction in market interest rates. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $138,158,000 at year end, up $2,145,000 or 2% from $136,013,000 a year ago, primarily reflecting the changes described above and increases in Medallion Bank’s asset-based portfolio, and by the net decrease in third party loan participations purchased. Investments in Medallion Bank and other controlled subsidiaries were $78,735,000 at year end, up $6,456,000 or 9% from $72,279,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank, and which represented 16% of the investment portfolio, compared to 15% a year ago, and which yielded 5.08% at year end, compared to 5.53% a year ago. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $4,789,000 at year end, up $1,772,000 or 59% from $3,017,000 a year ago, primarily reflecting increased equity purchases and portfolio appreciation, and represented 1% of the investment portfolio at both year ends, and had a dividend yield of 1.48%, compared to 2.50% a year ago. Investment securities were zero at both year ends. See page 34 for a table that shows balances and yields by type of investment.

Interest expense was $14,585,000 in 2010, down $2,291,000 or 14% from $16,876,000 in 2009. The decrease in interest expense was primarily due to decreased levels of borrowings. The cost of borrowed funds was 3.98% in 2010, compared to 4.03% a year ago, a decrease of 1%, reflecting the stabilization of interest rates, the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $366,643,000 in 2010, compared to $418,803,000 a year ago, a decrease of 12%, primarily reflecting decreased borrowings as portfolio outstandings declined. See page 41 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $22,668,000 and the net interest margin was 4.81% in 2010, down $1,859,000 or 8% from $24,527,000 a year ago, which represented a net interest margin of 4.60%, all reflecting the items discussed above.

Noninterest income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income was $3,533,000 in 2010, up $150,000 or 4% from $3,383,000 a year ago, primarily reflecting higher servicing and other fees generated from a larger portfolio base at Medallion Bank, and higher prepayment fees; partially offset by lower fees earned from an unconsolidated portfolio company and lower late charges. Excluded from noninterest income in 2010 was $412,000 of servicing fee income, which during the 2010 fourth quarter was assigned to Medallion Servicing Corp. (MSC), a wholly-owned unconsolidated portfolio company, established for the purpose of conducting most of the servicing activities for Medallion Bank.

Operating expenses were $16,328,000 in 2010, down $3,402,000 or 17% from $19,730,000 in 2009, primarily reflecting $1,622,000 of expense charges in 2009 associated with potential liabilities of the SPAC’s, and their subsequent reversal to realized losses in 2010. Also, excluded from operating expenses in 2010 was $349,000 of servicing-related expenses, which during the 2010 fourth quarter were charged to MSC. Excluding the SPAC and MSC amounts, operating expenses increased $191,000 or 1% in 2010. Salaries and benefits expense was $10,539,000 in the year, down $450,000 or 4% from $10,989,000 in 2009, primarily reflecting $225,000 of MSC allocations, and otherwise reflecting higher salary and bonus accruals, mostly offset by higher salary deferrals related to loan originations. Professional fees were $2,339,000 in 2010, up $784,000 or 50% from $1,554,000 a year ago, primarily reflecting higher legal, accounting, and other professional expenses related to costs associated with a cancelled equity initiative, various investment opportunities, and the MFC reorganization, and also reflected $25,000 of MSC allocations. Occupancy expense was $1,330,000 in 2010, up $55,000 or 4%, from $1,275,000 in 2009, primarily reflecting lower rent reimbursements received from an unconsolidated portfolio company, and also reflected $43,000 of MSC allocations. Other operating expenses of $2,120,000 in 2010 were down $3,792,000 or 64% from $5,912,000 a year ago, primarily reflecting $1,622,000 of expense charges in 2009 associated with potential liabilities of the SPAC’s, and their subsequent reversal to realized losses in 2010, and also reflected $56,000 of MSC allocations. Excluding the SPAC and MSC amounts, other operating expenses decreased $492,000 or 11% in 2010. The decrease primarily reflected higher expense reimbursements from Medallion Bank, and lower travel and entertainment and depreciation and amortization expenses, partially offset by higher franchise tax accruals.

Income tax expense was $0 in 2010 and 2009.

Net change in unrealized appreciation on investments was $9,044,000 in 2010, compared to depreciation of $3,023,000 in 2009, an increase in appreciation of $12,067,000. Net change in unrealized appreciation (depreciation), net of the net unrealized appreciation or depreciation on Medallion Bank and the other controlled subsidiaries was depreciation of $3,491,000 in 2010, compared to appreciation of $2,648,000 in 2009, resulting in decreased appreciation of $6,139,000 in 2010. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2010 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $12,535,000, net appreciation on foreclosed property of $2,153,000, reversals of unrealized depreciation associated with equity investments (SPAC 2) which were charged off of $759,000, net unrealized appreciation on equity investments of $556,000, and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $191,000, partially offset by net unrealized depreciation on loans of $7,150,000. The 2009 activity resulted from net depreciation on Medallion Bank and other controlled subsidiaries of $5,671,000, net unrealized depreciation on loans of $3,507,000, and net unrealized depreciation on equity investments of $1,573,000, partially offset by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $3,986,000, net appreciation on foreclosed property of $3,724,000, and reversals of unrealized depreciation associated with foreclosed properties that were sold of $18,000. The net appreciation or depreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $4,000,000 in each of 2010 and 2009. Also included were unrealized depreciation of $6,965,000 in 2009, and the subsequent reversal of unrealized depreciation of $7,473,000 in 2010, related to the writeoffs of the SPAC investments realized in the 2010 first quarter.

Our net realized losses on investments were $7,638,000 in 2010, compared to $4,135,000 in 2009, an increase in realized losses of $3,503,000 in 2010. The 2010 activity reflected the reversals described in the unrealized paragraph above and net direct chargeoffs of $796,000, partially offset by net direct gains on the sale of investments of $1,581,000. The 2009 activity reflected the reversals described in the unrealized paragraph above and net direct charge offs of $148,000, partially offset by net direct gains on the sale of foreclosed properties of $18,000.

Our net realized/unrealized gains/losses on investments were a gain of $1,406,000 in 2010, compared to losses of $7,158,000 in 2009, an increase of $8,564,000 of net gains in the year, reflecting the above.

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

Medallion loans were $321,915,000 at year end, down $81,049,000 or 20% from $402,964,000 a year ago, representing 68% of the investment portfolio compared to 70% a year ago, and were yielding 6.23% compared to 6.42% a year ago, a decrease of 3%. The decrease in outstandings primarily reflected sold participations and repayments. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $584,394,000 at year end, down $7,019,000 or 1% from $591,413,000 a year ago, reflecting the above and the strong overall portfolio growth at Medallion Bank. The commercial loan portfolio was $77,922,000 at year end, compared to $89,611,000 a year ago, a decrease of $11,689,000 or 13%, and represented 16% of the investment portfolio in both periods. The decrease reflected repayments in all portfolios. Commercial loans yielded 12.71% at year end, up 6% from 11.97% a year ago, reflecting the increased share of high-yield mezzanine loans. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $136,013,000 at year end, down $31,563,000 or 19% from $167,576,000 a year ago, primarily reflecting the changes described above, decreases in the asset-based and real estate loan portfolios at Medallion Bank, and by the net increase in third party loan participations purchased. Investments in Medallion Bank and other controlled subsidiaries were $72,279,000 at year end, down $2,471,000 or 3% from $74,750,000 a year ago, primarily reflecting the writeoff of the SPAC investment, partially offset by increased investment in Medallion Bank, and our equity in the earnings of Medallion Bank, and which represented 15% of the investment portfolio, compared to 13% a year ago, and which yielded 5.53% at year end, compared to 8.22% a year ago. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $3,017,000 at year end, down $255,000 or 8% from $3,272,000 a year ago, primarily reflecting portfolio depreciation, partially offset by increased equity purchases, and represented 1% of the investment portfolio at both year ends, and had a dividend yield of 2.50%, compared to 4.33% a year ago. Investment securities were zero at both year ends. See page 34 for a table that shows balances and yields by type of investment.

Interest expense was $16,876,000 in 2009, down $6,835,000 or 29% from $23,711,000 in 2008. The decrease in interest expense was primarily due to the decreased cost of borrowed funds, and to a lesser extent, to decreased levels of borrowings. The cost of borrowed funds was 4.03% in 2009, compared to 4.92% a year ago, a decrease of 18%, reflecting the sharp declines in interest rates as the Fed lowered rates to address the economic crisis, and that impact on the adjustable rate nature of much of our borrowings. Average debt outstanding was $418,803,000 in 2009, compared to $482,007,000 a year ago, a decrease of 13%, primarily reflecting decreased borrowings as portfolio outstandings declined. See page 41 for a table which shows average balances and cost of funds for our funding sources.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $80,250,000 with a weighted average interest rate of 5.48%, constituting 21% of our total indebtedness as of December 31, 2010. Also, as of December 31, 2010, portions of the adjustable rate debt with banks repriced at intervals of as long as 35 months, and certain of the certificates of deposit were for terms of up to 32 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at December 31, 2010, compared to the respective positions at the end of 2009 and 2008. The principal amount of interest earning assets is assigned to the time frame in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

	December 31, 2010 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$13,331	$—	$—	$—	$—	$—	$—	$13,331
Adjustable rate	36,726	18,605	62	—	577	—	—	55,970
Fixed-rate	60,293	64,539	150,419	19,634	38,557	3,695	4,797	341,934
Cash	17,303	—	—	—	—	—	—	17,303

Total earning assets	$127,653	$83,144	$150,481	$19,634	$39,134	$3,695	$4,797	$428,538

Interest bearing liabilities
Revolving lines of credit	$180,204	$—	$—	$—	$—	$—	$—	$180,204
Notes payable to banks	61,307	6,624	11,888	—	7,259	—	—	87,078
SBA debentures	7,485	7,500	19,450	13,500	9,250	3,565	19,500	80,250
Preferred securities	—	33,000	—	—	—	—	—	33,000

Total liabilities	$248,996	$47,124	$31,338	$13,500	$16,509	$3,565	$19,500	$380,532

Interest rate gap	($121,343)	$36,020	$119,143	$6,134	$22,625	$130	($14,703)	$48,006

Cumulative interest rate gap (2)	($121,343)	($85,323)	$33,820	$39,954	$62,579	$62,709	$48,006	—

December 31, 2009 (2)	($129,336)	($39,371)	$28,151	$57,045	$65,972	$65,089	$54,992	—
December 31, 2008 (2)	($240,998)	($171,785)	$48,841	$57,488	$81,687	$76,954	$66,863	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (28%), (30%), and (46%), as of December 31, 2010, 2009, and 2008, and was (29%), (25%), and (34%) on a combined basis with Medallion Bank.

(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($30,928) or (7%) for December 31, 2010, compared to ($34,286) or (8%) and ($107,671) or (20%) for December 31, 2009 and 2008, respectively, and was ($114,994) or (12%), ($85,130) or (9%), and ($155,873) or (16%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $428,538,000 and interest rate sensitive liabilities were $380,532,000 at December 31, 2010. The one-year cumulative interest rate gap was a negative $121,343,000 or 28% of interest rate sensitive assets, compared to a negative $129,336,000 or 30% at December 31, 2009 and $240,998,000 or 46% at December 31, 2008. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $30,928,000 or 7% at

December 31, 2010. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $990,131,000 and interest rate sensitive liabilities were $849,489,000 at December 31, 2010. The one-year cumulative interest rate gap was a negative $289,178,000 or 29% of interest rate sensitive assets, compared to a negative $225,251,000 or 25% and 326,687,000 or 34% at December 31, 2009 and 2008. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $114,994,000 or 12% at December 31, 2010.

Interest Rate Cap Agreements

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. During 2010 and 2009, the Company entered into contracts to purchase interest rate caps on $125,000,000 and $252,000,000, respectively, of notional value of principal from various multinational banks, of which $185,000,000 were active as of December 31, 2010, with termination dates ranging to June 2012. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. The 2010 and 2009 cap purchases of $142,000 and $171,000 were fully expensed in 2010 and 2009, respectively, and all are carried at $0 on the balance sheet at December 31, 2010. The Company had no interest rate cap agreements or other derivative instruments outstanding during 2008.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and Sterling Bank, unfunded commitments to purchase debentures from the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $200,000,000 revolving line of credit with DZ Bank had $19,796,000 of availability, and unfunded commitments from the SBA were $12,485,000. Lastly, $10,500,000 was available under revolving credit agreements with commercial banks.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $72,400,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $27,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at December 31, 2010. See Note 4 to the consolidated financial statements on page F-17 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$180,204	47%	1.31%
Notes payable to banks	87,078	23	4.41
SBA debentures	80,250	21	5.48
Preferred securities	33,000	9	7.68

Total outstanding debt	$380,532	100%	3.45

Deposits and federal funds purchased at Medallion Bank	468,957	—	1.34%

Total outstanding debt, including Medallion Bank	$849,489	—	2.29

(1)	Weighted average contractual rate as of December 31, 2010.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at December 31, 2010.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 - 2 years	2 - 3 years	3 - 4 years	4 - 5 years	More than 5 years	Total
Revolving lines of credit	$—	$—	$180,204	$—	$—	$—	$180,204
Notes payable to banks	43,765	11,003	24,489	225	6,722	874	87,078
SBA debentures	7,485	7,500	19,450	13,500	9,250	23,065	80,250
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$51,250	$18,503	$224,143	$13,725	$15,972	$56,939	$380,532

Deposits and federal funds purchased at Medallion Bank	358,219	43,389	67,349	—	—	—	468,957

Total, including Medallion Bank	$409,469	$61,892	$291,492	$13,725	$15,972	$56,939	$849,489

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of December 31, 2010 by approximately $1,291,000 on an annualized basis, compared to a positive impact of $1,149,000 at December 31, 2009, and the impact of such an immediate increase of 1% over a one year period would have been ($2,026,000) at December 31, 2010, compared to ($1,943,000) for December 31, 2009. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2010. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	UTAH	Total	12/31/2009
Cash	$6,313	$5,523	$198	$2,747	$2,522	$—	$17,303	$33,401
Bank loans	36,949	60,629	—	—	—	—	97,578	72,867
Amounts undisbursed	2,500	8,000	—	—	—	—	10,500	8,957
Amounts outstanding	34,449	52,629	—	—	—	—	87,078	63,910
Average interest rate	4.04%	4.66%	—	—	—	—	4.41%	4.48%
Maturity	1/11-12/13	3/11-2/17	—	—	—	—	1/11-2/17	5/10-11/12
Preferred securities	33,000	—	—	—	—	—	$33,000	33,000
Average interest rate	7.68%	—	—	—	—	—	7.68%	7.68%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	200,000	—	—	—	—	$200,000	235,000
Amounts undisbursed	—	19,796	—	—	—	—	19,796	37,638
Amounts outstanding	—	180,204	—	—	—	—	180,204	197,362
Average interest rate	—	1.31%	—	—	—	—	1.31%	1.32%
Maturity	—	12/13	—	—	—	—	12/13	5/10-12/13
SBA debentures	—	—	41,250	—	51,485	—	$92,735	96,750
Amounts undisbursed	—	—	5,000	—	7,485	—	12,485	8,500
Amounts outstanding	—	—	36,250	—	44,000	—	80,250	88,250
Average interest rate	—	—	4.94%	—	5.93%	—	5.48%	6.09%
Maturity	—	—	3/12-3/21	—	9/11-3/19	—	9/11-3/21	9/11-3/19

Total cash and amounts remaining undisbursed under credit facilities	$8,813	$33,319	$5,198	$2,747	$10,007	$—	$60,084	$88,496

Total debt outstanding	$67,449	$232,833	$36,250	$—	$44,000	$—	$380,532	$382,522

Including Medallion Bank
Cash	—	—	—	—	—	$16,980	$16,980	$13,340
Deposits and federal funds purchased	—	—	—	—	—	468,957	468,957	371,719
Average interest rate	—	—	—	—	—	1.34%	1.34%	1.85%
Maturity	—	—	—	—	—	1/11-9/13	1/11-9/13	1/10-12/12

Total cash and amounts remaining undisbursed under credit facilities	$8,813	$33,319	$5,198	$2,747	$10,007	$16,980	$77,064	$101,836

Total debt outstanding	$67,449	$232,833	$36,250	$—	$44,000	$468,957	$849,489	$754,241

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $19,796,000 under our revolving credit agreement with DZ Bank as of December 31, 2010. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In January 2011, the FASB issued Accounting Standards Update 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20”, which defers the effective date of the new disclosures about troubled debt restructurings required by ASU 2010-20. The delay will allow the FASB to complete its deliberations on what constitutes a troubled debt restructuring. The anticipated effective date for the new disclosures is for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force,” the objective of which was to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The update specifies that a public entity which presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only. The amendments in this update are applicable to any public entity which enters into business combinations that are material on an individual or aggregate basis and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 with early adoption permitted. Adoption of ASU 2010-29 will not have an impact on the financial condition of the Company as it will only amend future pro forma disclosures of material business combinations.

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which amends Subtopic 310-30 by requiring an entity to provide enhanced and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of both the nature of an entity’s credit risk associated with its financing receivables and the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reason for those changes. The update is effective for the first interim or annual period ending on or after December 15, 2010. The Company has adopted the provisions of FASB ASU 2010-20, and it does not have an impact on its financial condition or results of operations, as it is a disclosure standard.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements” (FASB ASU 2010-06). FASB ASU 2010-06 amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, and requires new disclosures related to the transfers in and out of Level 1 and 2, as well as requiring that a reporting entity present separately information about purchases, sales, issuances, and settlements rather than as one net number. Additionally, FASB ASU 2010-06 amends Subtopic 820-10 by clarifying existing disclosures related to level of disaggregation as well as disclosures about inputs and valuation techniques. FASB ASU 2010-06 is effective for reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, these disclosures are effective for reporting periods beginning after December 15, 2010. The Company has adopted the provisions of FASB ASU 2010-06, and it does not have an impact on its financial condition or results of operations, as it is a disclosure standard.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of December 31, 2010 by approximately $1,291,000 on an annualized basis, compared to a positive impact of $1,149,000 at December 31, 2009, and the impact of such an immediate increase of 1% over a one year period would have been ($2,026,000) at December 31, 2010, compared to ($1,943,000) for December 31, 2009. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15 (A) (1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report. As a result of this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2010 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2010 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2010.

We believe that the consolidated financial statements included in this report fairly represent our consolidated financial position and consolidated results of operations for all periods presented.

Our Independent Registered Public Accounting Firm, WeiserMazars LLP, has audited and issued a report on management’s assessment of our internal control over financial reporting. The report of WeiserMazars LLP appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited Medallion Financial Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company including the consolidated schedule of investments, as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2010, and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2010 and our report dated March 11, 2011 expressed an unqualified opinion on those consolidated financial statements.

WeiserMazars LLP

New York, New York

March 11, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2011 for its fiscal year 2011 Annual Meeting of Shareholders under the captions “Our Directors and Executive Officers” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2011 for our fiscal year 2011 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2011 for our fiscal year 2011 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2011 for our fiscal year 2011 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2011 for our fiscal year 2011 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	1. FINANCIAL STATEMENTS

The consolidated financial statements of Medallion Financial Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1.

3. EXHIBITS

Number	Description

3.1(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 2(a) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

3.1(b)	Amendment to Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 814-00188) and incorporated by reference herein.

3.2	Restated By-Laws. Filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.1	Amended and Restated Revolving Secured Line of Credit Promissory Note, dated March 6, 2006, by Medallion Funding Corp., in favor of Atlantic Bank of New York. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 814-00188) and incorporated by reference herein.

4.2	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated August 1, 2006, by Medallion Funding Corp., in favor of Atlantic Bank of New York. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2006 (File No. 814-00188) and incorporated by reference herein.

4.3	Amendment No. 2 to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated January 16, 2007, by Medallion Funding Corp., in favor of New York Commercial Bank, formerly known as Atlantic Bank of New York. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 17, 2007 (File No. 814-00188) and incorporated by reference herein.

4.4	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated March 22, 2007, by Medallion Funding Corp., in favor of Atlantic Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 18, 2007 (File No. 814-00188) and incorporated by reference herein.

4.5	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated as of July 26, 2007, by Medallion Funding Corp., in favor of Atlantic Bank. Filed as Exhibit 4.2 to the Current Report on Form 8-K filed on August 3, 2007 (File No. 814-00188) and incorporated by reference herein.

4.6	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated as of September 26, 2007, by Medallion Funding Corp., in favor of Atlantic Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2007 (File No. 814-00188) and incorporated by reference herein.

4.7	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated as of July 15, 2008, by Medallion Funding Corp., in favor of New York Commercial Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on July 22, 2008 (File No. 814-00188) and incorporated by reference herein.

4.8	Amendment to Amended and Restated Revolving Secured Line of Credit Promissory Note, dated as of December 12, 2008, by Medallion Funding Corp., in favor of New York Commercial Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

4.9	Amendment to Revolving Secured Line of Credit Promissory Note, dated as of July 28, 2009, by Medallion Funding Corp., in favor of New York Commercial Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on July 31, 2009 (File No. 814-00188) and incorporated by reference herein.

4.10	Amendment to Revolving Secured Line of Credit Promissory Note, dated as of April 27, 2010, by Medallion Funding LLC, in favor of New York Commercial Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 29, 2010 (File No. 814-00188) and incorporated by reference herein.

4.11	Amendment to Revolving Secured Line of Credit Promissory Note, dated as of May 1, 2010, by Medallion Funding LLC, in favor of New York Commercial Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on May 12, 2010 (File No. 814-00188) and incorporated by reference herein.

4.12	Substitute Revolving Credit Note, dated as of January 28, 2011, by Medallion Financial Corp., in favor of Sterling National Bank. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 31, 2011 (File No. 814-00188) and incorporated by reference herein.

4.13	Fixed/Floating Rate Junior Subordinated Note, dated June 7, 2007, by Medallion Financial Corp., in favor of Medallion Financing Trust I. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.1	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.3	Employment Agreement, dated August 3, 2006, by and between Medallion Financial Corp. and Michael Kowalsky. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.4	Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 814-00188) and incorporated by reference herein.*

10.5	Medallion Financial Corp. Amended and Restated 1996 Non-Employee Directors Stock Option Plan. Filed as Exhibit A to the Company’s Request Form on Amendment and the Order by the Commission approving the plan as of April 3, 2000 (File No. 812-11800) and incorporated by reference herein.*

10.6	2006 Employee Stock Option Plan. Filed as Exhibit II to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.7	2006 Non-Employee Director Stock Option Plan. Filed as Exhibit I to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.8	2009 Employee Restricted Stock Plan. Filed as Exhibit I to our definitive proxy statement for our 2010 Annual Meeting of Shareholders filed on April 29, 2010 (File No. 814-00188) and incorporated by reference herein.*

10.9	Non-Employee Director Compensation Summary Sheet. Filed herewith.*

10.10	Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 814-00188) and incorporated by reference herein.

10.11	First Amendment of Lease, dated September 6, 2005, by and between Medallion Financial Corp. and Sage Realty Corporation. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2005 (File No. 814-00188) and incorporated by reference herein.

10.12	Loan and Security Agreement, dated April 26, 2004, by and between Medallion Financial Corp. and Sterling National Bank. Filed herewith. Filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 814-00188) and incorporated by reference herein.

10.13	First Amendment to Loan and Security Agreement, dated as of July 28, 2005, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 814-00188) and incorporated by reference herein.

10.14	Second Amendment to Loan and Security Agreement, dated August 14, 2006, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2006 (File No. 814-00188) and incorporated by reference herein.

10.15	Third Amendment to Loan and Security Agreement, dated July 31, 2007, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2007 (File No. 814-00188) and incorporated by reference herein.

10.16	Fourth Amendment to Loan and Security Agreement, dated December 31, 2008, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 3, 2008 (File No. 814-00188) and incorporated by reference herein.

10.17	Fifth Amendment to Loan and Security Agreement, dated August 28, 2008, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 29, 2008 (File No. 814-00188) and incorporated by reference herein.

10.18	Sixth Amendment to Loan and Security Agreement, dated January 12, 2009, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 14, 2009 (File No. 814-00188) and incorporated by reference herein.

10.19	Seventh Amendment to Loan and Security Agreement, dated February 2, 2009, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2009 (File No. 814-00188) and incorporated by reference herein.

10.20	Eighth Amendment to Loan and Security Agreement, dated July 8, 2009, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2009 (File No. 814-00188) and incorporated by reference herein.

10.21	Ninth Amendment to Loan and Security Agreement, dated September 30, 2009, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2009 (File No. 814-00188) and incorporated by reference herein.

10.22	Tenth Amendment to Loan and Security Agreement, dated as of February 26, 2010, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on March 4, 2010 (File No. 814-00188) and incorporated by reference herein.

10.23	Eleventh Amendment to Loan and Security Agreement, dated as of May 31, 2010, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2010 (File No. 814-00188) and incorporated by reference herein.

10.24	Twelfth Amendment to Loan and Security Agreement, dated as of July 1, 2010, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2010 (File No. 814-00188) and incorporated by reference herein.

10.25	Thirteenth Amendment to Loan and Security Agreement, dated as of September 29, 2010, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2010 (File No. 814-00188) and incorporated by reference herein.

10.26	Fourteenth Amendment to Loan and Security Agreement, dated as of November 23, 2010, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2010 (File No. 814-00188) and incorporated by reference herein.

10.27	Fifteenth Amendment to Loan and Security Agreement, dated as of January 28, 2011, by and between Medallion Financial Corp. and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2011 (file No. 814-00188) and incorporated by reference herein.

10.28	Commitment Letter, dated March 1, 2006, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on March 8, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 814-00188) and incorporated by reference herein.

10.29	Commitment Letter, dated September 20, 2006, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on October 10, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2006 (File No. 814-00188) and incorporated by reference herein.

10.30	Commitment Letter, dated September 1, 2010, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on September 7, 2010. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 13, 2010 (File No. 814-00188) and incorporated by reference herein.

10.31	Commitment Letter, dated September 1, 2010, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on September 8, 2010. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2010 (File No. 814-00188) and incorporated by reference herein.

10.32	Junior Subordinated Indenture, dated as of June 7, 2007, between Medallion Financing Trust I and Wilmington Trust Company as trustee. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.33	Amended and Restated Trust Agreement, dated as of June 7, 2007, among Medallion Financial Corp. as depositor, Wilmington Trust Company as property trustee and Delaware trustee and the Administrative Trustees named therein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.34	Purchase Agreement, dated as of June 7, 2007, among Medallion Financial Corp., Medallion Financing Trust I, and Merrill Lynch International. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.35	Loan and Security Agreement, dated as of December 12, 2008, among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.36	Amendment No. 1 to Loan and Security Agreement, dated as of August 5, 2009, by and among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009 (File No. 814-00188) and incorporated by reference herein.

10.37	Servicing Agreement, dated as of December 12, 2008, by and among Taxi Medallion Loan Trust III, Medallion Funding Corp., and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.38	Loan Sale and Contribution Agreement, dated December 12, 2008, by and between Medallion Funding Corp. and Taxi Medallion Loan Trust III. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.39	Amended and Restated Trust Agreement, dated as of December 12, 2008, by and between Medallion Funding Corp. and U.S. Bank Trust, N.A. Filed as Exhibit 10.4 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.40	Limited Recourse Guaranty, dated as of December 12, 2008, by Medallion Funding Corp., in favor of Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.41	Performance Guaranty, dated as of December 12, 2008, by Medallion Financial Corp., in favor of Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.42	Reaffirmation Agreement, dated as of February 26, 2010, by and among Medallion Funding LLC, Taxi Medallion Loan Trust III, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, in its capacity as Agent, and Wells Fargo Bank, National Association.

12.1	Computation of ratio of debt to equity. Filed herewith.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

23.1	Consent of WeiserMazars LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. and Medallion Bank. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Certification of Alvin Murstein pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008. Filed herewith.

99.2	Certification of Larry D. Hall pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008. Filed herewith.

*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

IMPORTANT INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict, and many of which are beyond control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by, or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K, must be considered by any investor or potential investor in the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date: March 10, 2011

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alvin Murstein Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 10, 2011

/s/ Larry D. Hall Larry D. Hall	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2011

/s/ Andrew M. Murstein Andrew M. Murstein	President and Director	March 10, 2011

/s/ Henry L. Aaron Henry L. Aaron	Director	March 10, 2011

/s/ Mario M. Cuomo Mario M. Cuomo	Director	March 10, 2011

/s/ Henry D. Jackson Henry D. Jackson	Director	March 10, 2011

/s/ Stanley Kreitman Stanley Kreitman	Director	March 10, 2011

/s/ Frederick A. Menowitz Frederick A. Menowitz	Director	February 24, 2011

/s/ David L. Rudnick David L. Rudnick	Director	March 10, 2011

/s/ Lowell P. Weicker, Jr. Lowell P. Weicker, Jr.	Director	March 10, 2011

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Medallion Financial Corp.

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2010 and the selected financial ratios and other data (see note 13) for each of the five years in the five-year period ended December 31, 2010. These consolidated financial statements and selected financial ratios and other data are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and selected financial ratios and other data based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and selected financial ratios and other data are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2010 and 2009. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and the selected financial ratios and other data referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of their operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2010 and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2010, in conformity with US generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

WeiserMazars LLP

New York, New York

March 11, 2011

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008
Interest income on investments	$31,918	$36,072	$44,914
Dividends and interest income on short-term investments (1)	4,111	4,151	6,378
Medallion lease income	1,224	1,180	992

Total investment income	37,253	41,403	52,284

Total interest expense(2)	14,585	16,876	23,711

Net interest income	22,668	24,527	28,573

Total noninterest income	3,533	3,383	3,837

Salaries and benefits	10,539	10,989	10,689
Professional fees	2,339	1,554	1,606
Occupancy expense	1,330	1,275	1,271
Other operating expenses(3)	2,120	5,912	3,754

Total operating expenses	16,328	19,730	17,320

Net investment income before income taxes(1) (4)	9,873	8,180	15,090
Income tax (provision) benefit	—	—	—

Net investment income after income taxes	9,873	8,180	15,090

Net realized losses on investments	(7,638)	(4,135)	(3,746)

Net change in unrealized appreciation (depreciation) on investments	(3,491)	2,648	6,323
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries	12,535	(5,671)	(2,419)

Net unrealized appreciation (depreciation) on investments	9,044	(3,023)	3,904

Net realized/unrealized gains (losses) on investments	1,406	(7,158)	158

Net increase in net assets resulting from operations	$11,279	$1,022	$15,248

Net increase in net assets resulting from operations per common share
Basic	$0.64	$0.06	$0.87
Diluted	$0.64	$0.06	$0.86

Dividends declared per share	$0.61	$0.72	$0.76

Weighted average common shares outstanding
Basic	17,501,414	17,569,688	17,520,966
Diluted	17,631,928	17,691,437	17,722,575

(1)	Includes $4,000, $4,000, and $6,000 of dividend income in 2010, 2009, and 2008 from Medallion Bank.

(2)	Average borrowings outstanding were $366,643, $418,803, and $482,007, and the related average borrowing costs were 3.98%, 4.03%, and 4.92% for the years ended December 31, 2010, 2009, and 2008.

(3)	Includes $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s that were reclassified to realized losses on investments and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC in 2010, and includes $1,622 of costs related to the winding up of operations of the SPAC’s in 2009. See notes 10 and 12 for additional information.

(4)	Includes $3,422, $2,871, and $2,493 of net revenues received from Medallion Bank for the years ended December 31, 2010, 2009, and 2008 primarily for servicing fees, loan origination fees, and expense reimbursements. See notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31, 2010	December 31, 2009
Assets
Medallion loans, at fair value	$323,126	$321,915
Commercial loans, at fair value (1)	76,866	77,922
Investment in Medallion Bank and other controlled subsidiaries, at fair value	78,735	72,279
Equity investments, at fair value	4,789	3,017
Investment securities, at fair value	—	—

Net investments ($260,111 at December 31, 2010 and $261,332 at December 31, 2009 pledged as collateral under borrowing arrangements)	483,516	475,133
Cash and cash equivalents ($0 at December 31, 2010 and 2009 restricted as to use by lender)	17,303	33,401
Accrued interest receivable	1,441	1,661
Fixed assets, net	419	302
Goodwill, net	5,069	5,069
Other assets, net	42,564	39,608

Total assets	$550,312	$555,174

Liabilities
Accounts payable and accrued expenses (2)	$5,102	$7,468
Accrued interest payable	1,913	2,207
Funds borrowed	380,532	382,522

Total liabilities	387,547	392,197

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 18,992,319 shares at December 31, 2010 and 18,990,119 shares at December 31, 2009 issued)	190	190
Treasury stock at cost (1,592,086 shares at December 31, 2010 and 1,414,242 shares at December 31, 2009)	(14,225)	(13,012)
Capital in excess of par value	179,079	178,845
Accumulated undistributed net investment loss	(12,372)	(9,665)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	10,093	6,619

Total shareholders’ equity (net assets)	162,765	162,977

Total liabilities and shareholders’ equity	$550,312	$555,174

Number of common shares outstanding	17,400,233	17,575,877
Net asset value per share	$9.35	$9.27

(1)	Includes a $3,100 loan to an entity which is majority owned by one of our controlled subsidiaries.

(2)	Includes $1,622 of costs related to the winding up of operations of the SPAC’s as of December 31, 2009. See notes 10 and 12 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008
Net investment income after income taxes	$9,873	$8,180	$15,090
Net realized losses on investments	(7,638)	(4,135)	(3,746)
Net unrealized appreciation (depreciation) on investments	9,044	(3,023)	3,904

Net increase in net assets resulting from operations	11,279	1,022	15,248

Investment income, net	(10,511)	(13,060)	(13,276)
Realized gains from investment transactions, net	—	(295)	(38)

Dividends and distributions to shareholders (1)	(10,511)	(13,355)	(13,314)

Stock options	233	364	663
Treasury stock acquired	(1,213)	—	(74)

Capital share transactions	(980)	364	589

Total increase (decrease) in net assets	(212)	(11,969)	2,523
Net assets at the beginning of the year	162,977	174,946	172,423

Net assets at the end of the year(2)	$162,765	$162,977	$174,946

Capital share activity
Common stock issued, beginning of year	18,990,119	18,963,466	18,902,416
Exercise of stock options	2,200	26,653	61,050

Common stock issued, end of year	18,992,319	18,990,119	18,963,466

Treasury stock, beginning of year	(1,414,242)	(1,414,242)	(1,406,551)
Treasury stock acquired	(177,844)	—	(7,691)

Treasury stock, end of year	(1,592,086)	(1,414,242)	(1,414,242)

Common stock outstanding	17,400,233	17,575,877	17,549,224

(1)	Dividends declared were $0.61, $0.72, and $0.76 per share for the years ended December 31, 2010, 2009, and 2008.

(2)	Includes $2,941 of undistributed net investment income and $0 of undistributed net realized gains on investments at December 31, 2010.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$11,279	$1,022	$15,248
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	1,421	1,718	1,472
(Accretion) amortization of origination costs	(333)	(57)	363
Increase in net unrealized (appreciation) depreciation on investments	3,491	(2,648)	(6,323)
Increase in unrealized (appreciation) depreciation on Medallion Bank and other controlled subsidiaries	(12,535)	5,671	2,419
Net realized losses on investments	7,638	4,135	3,746
Stock-based compensation expense	223	234	310
Decrease in accrued interest receivable	220	488	300
Increase in other assets, net	(2,025)	(1,223)	(3,085)
Increase (decrease) in accounts payable and accrued expenses	(2,366)	394	2,870
Increase (decrease) in accrued interest payable	(294)	191	(72)

Net cash provided by operating activities	6,719	9,925	17,248

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(219,737)	(174,868)	(248,950)
Proceeds from principal receipts, sales, and maturities of investments	213,139	262,970	342,523
Investments in Medallion Bank and other controlled subsidiaries, net	(2,179)	(3,200)	(19,026)
Capital expenditures	(336)	(149)	(240)

Net cash provided by (used for) investing activities	(9,113)	84,753	74,307

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	173,790	286,284	518,219
Repayments of funds borrowed	(167,780)	(366,411)	(609,118)
Issuance of SBA debentures	8,500	—	11,000
Repayments of SBA debentures	(16,500)	—	—
Proceeds from exercise of stock options	10	130	353
Purchase of treasury stock at cost	(1,213)	—	(74)
Payments of declared dividends	(10,511)	(13,355)	(13,314)

Net cash used for financing activities	(13,704)	(93,352)	(92,934)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,098)	1,326	(1,379)
CASH and cash equivalents, beginning of year	33,401	32,075	33,454

CASH and cash equivalents, end of year	$17,303	$33,401	$32,075

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$13,676	$15,225	$24,723
Cash paid during the year for income taxes	—	—	—
Non-cash investing activities-net transfers to (from) other assets	—	480	(642)

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

In December 2010, we formed a wholly-owned portfolio company, Medallion Servicing Corporation (MSC), to provide loan services to Medallion Bank, also a portfolio company wholly-owned by us. We have assigned all of our loan servicing rights for Medallion Bank, which consists of servicing taxi medallion and commercial loans originated by Medallion Bank, to MSC, who will bill and collect the related service fee income from Medallion Bank, and will be allocated and charged by the Company for MSC’s share of these servicing costs.

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

In December 2008, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $207,002,000 at December 31, 2010, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,167,000 at December 31, 2010, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 17% and 16% of the investment portfolio at December 31, 2010 and 2009, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of

Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $1,669,000 and $1,212,000 at December 31, 2010 and 2009, and non-marketable securities of $3,120,000 and $1,805,000 in the comparable periods. The $78,735,000 and $72,279,000 related to portfolio investments in controlled subsidiaries at December 31, 2010 and 2009 were all non-marketable in each period. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 67% and 68% of the Company’s investment portfolio at December 31, 2010 and 2009 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 74% and 76% were in New York City at December 31, 2010 and 2009. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (16% at December 31, 2010 and 2009) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, wholesaling, administrative and support services, accommodation and food services, and various other industries. Approximately 28% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 16%, 1%, and 0% at December 31, 2010 and 15%, 1%, and 0% at December 31, 2009.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 62% and 57% at December 31, 2010 and 2009 (76% and 75% in New York City), commercial loans were 16% and 18%, and 19% and 22% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and hearing aids. Investment securities were 2% at December 31, 2010 and 2009, and equity investments (including investments in controlled subsidiaries) were 1%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2010 and 2009, net loan origination fees were $27,000 and $41,000. Net amortization income (expense) for the years ended December 31, 2010, 2009, and 2008 was $333,000, $57,000, and ($363,000).

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At December 31, 2010 and 2009, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2010, 2009, and 2008.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At December 31, 2010, 2009, and 2008, total non-accrual loans were $22,477,000, $19,784,000, and $17,939,000, and represented 5%, 5%, and 4% of the gross medallion and commercial loan portfolio at each year end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $10,612,000, $7,114,000, and $4,172,000 as of December 31, 2010, 2009, and 2008, of which $3,503,000, $3,207,000, and $1,749,000 would have been recognized in the years ended December 31, 2010, 2009, and 2008.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $386,034,000 and $321,875,000 at December 31, 2010 and 2009, and included $332,053,000 and $229,810,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of December 31, 2010 and 2009. In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation on net investments was $10,093,000, $6,619,000, and $10,936,000 as of December 31, 2010, 2009, and 2008. Our investment in Medallion Bank, a wholly owned portfolio investment, is a also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the years ended December 31, 2010, 2009, and 2008.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2007	($37)	($6,432)	$2,742	$8,341	$4,614
Net change in unrealized
Appreciation on investments	—	—	(1,995)	8,183	6,188
Depreciation on investments	(3)	(4,073)	(110)	168	(4,018)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(1,400)	(1,400)
Losses on investments	40	5,190	—	322	5,552
Other	—	200	(200)	—	—

Balance December 31, 2008	—	(5,115)	437	15,614	10,936
Net change in unrealized
Appreciation on investments	—	—	(333)	4,242	3,909
Depreciation on investments (1)	(3)	(3,504)	(8,205)	(519)	(12,231)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(900)	(900)
Losses on investments	3	3,983	—	919	4,905
Other	—	400	—	(400)	—

Balance December 31, 2009	—	(4,236)	(8,101)	18,956	6,619
Net change in unrealized
Appreciation on investments	—	—	545	2,153	2,698
Depreciation on investments	—	(7,172)	(475)	—	(7,647)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments (1)	—	191	8,232	—	8,423

Balance December 31, 2010	$—	($11,217)	$201	$21,109	$10,093

(1)	Includes unrealized depreciation of $7,720 in 2009, related to investments in SPAC and SPAC 2, and the related writeoff of these investments in 2010. See Note 10 for additional information on these investments.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolios for the years ended December 31, 2010, 2009, and 2008.

(Dollars in thousands)	2010	2009	2008
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$545	($333)	($1,994)
Unrealized depreciation (1)	(7,139)	(4,747)	(4,186)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries (2)	12,535	(5,671)	(2,419)
Realized gains	—	—	—
Realized losses (1)	950	3,986	5,230
Unrealized gains on foreclosed properties	2,153	3,742	7,273

Total	$9,044	($3,023)	$3,904

Net realized gains (losses) on investments
Realized gains	$—	$—	$—
Realized losses (3)	(8,423)	(3,986)	(5,230)
Other gains	1,581	—	470
Direct recoveries (charge-offs) (4)	(796)	(148)	(50)
Realized gains (losses) on foreclosed properties	—	(1)	1,064

Total	($7,638)	($4,135)	($3,746)

(1)	Includes unrealized depreciation of $759 in 2009 related to the $759 investment in SPAC 2, and the related writeoff of $759 in 2010, which was carried in other assets on the consolidated balance sheet.
(2)	Includes $6,966 of net unrealized depreciation related to the investment in SPAC, including $508 that was recorded in 2010, that was reversed during 2010, upon the writeoff of the SPAC investment.
(3)	Represents the writeoff related to the investments in SPAC and SPAC 2 in 2010. See Note 10 for additional information on these investments.
(4)	Includes $817 of direct chargeoffs related to the settlement of the liabilities associated with the writeoff of SPAC and SPAC 2 in 2010, all of which represented a reversal of accrued expenses.

The following table provides additional information on attributes of the nonperforming loan portfolio as of December 31, 2010.

(Dollars in thousands)	Recorded Investment (1)	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—
Commercial	$22,477	$22,592	$21,846	$389

(1)	As of December 31, 2010, $11,065 of unrealized depreciation has been recorded as a valuation allowance with regards the impaired commercial loans.

The table below shows the aging of medallion and commercial loans as of December 31, 2010.

	Days Past Due			Total Past Due			Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	90 +		Current	Total
Medallion Loans	$8,847	$2,395	$361	$11,603	$311,227	$322,830	$361
Commercial Loans
Secured mezzanine	—	—	6,985	6,985	61,314	68,299	—
Asset-based receivable	—	—	—	—	10,234	10,234	—
Other secured commercial	—	345	1,364	1,709	8,164	9,873	—

Total Commercial Loans	—	345	8,349	8,694	79,712	88,406	—

Total	$8,847	$2,740	$8,710	$20,297	$390,939	$411,236	$361

Goodwill

In accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of December 31, 2010. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $218,000, $258,000, and $387,000 for the years ended December 31, 2010, 2009, and 2008.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $1,060,000, $1,289,000, and $1,085,000 for the years ended December 31, 2010, 2009, and 2008. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off, including $759,000 related to the investment in SPAC 2, which was fully reserved for in 2009 and written off in 2010, and $485,000 related to costs associated with a canceled equity offering. The amounts on the balance sheet for all of these purposes were $2,854,000 and $3,975,000 at December 31, 2010 and 2009.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2009 and 2008, and anticipates qualifying and filing as a RIC for 2010. As a result, no provisions for income taxes have been recorded for the years ended December 31, 2010, 2009, and 2008. State and local tax treatment follows the federal model.

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

The Company has filed tax returns in many states. The following are the more significant filings that are open for examination:

•	Federal tax filings of the Company for the tax years 2009 through the present;

•	New York State tax filings of the Company for the tax years 2007 through the present; and

•	New York City tax filings of the Company for the tax years 2007 through the present.

Medallion Bank is not a RIC and is taxed as a regular corporation. Fin Trust, and Medallion Funding LLC, Trust II, and Trust III are not subject to federal income taxation, instead their taxable income is treated as having been earned by the Company.

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

The table below shows the calculation of basic and diluted EPS.

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Net increase in net assets resulting from operations available to common shareholders	$11,279	$1,022	$15,248

Weighted average common shares outstanding applicable to basic EPS	17,501,414	17,569,688	17,520,966
Effect of dilutive stock options	130,514	121,749	201,609

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,631,928	17,691,437	17,722,575

Basic earnings per share	$0.64	$0.06	$0.87
Diluted earnings per share	0.64	0.06	0.86

Potentially dilutive common shares excluded from the above calculations aggregated 1,005,171, 1,061,602, and 1,328,537 shares as of December 31, 2010, 2009, and 2008.

Dividends to Shareholders

The table below shows the tax character of distributions for tax reporting purposes.

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Dividends paid from
Investment income, net	$10,511	$13,060	$13,276
Realized gains from investment transactions, net	—	295	38

Total dividends	$10,511	$13,355	$13,314

Our ability to make dividend payments is restricted by SBA regulations and under the terms of the SBA debentures. As of December 31, 2010, the Company anticipates paying an estimated $2,941,000 of ordinary income dividends for tax purposes by September 15, 2011.

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

The Company elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During 2010, 2009, and 2008, the Company issued 68,500, 68,667, and 429,918 shares of stock-based compensation awards, and recognized $223,000, $234,000, and $310,000, or $0.01, $0.01, and $0.02 per diluted common share for each respective year, of non-cash stock-based compensation expense related to the option grants. As of December 31, 2010, the total remaining unrecognized compensation cost related to unvested stock options was $107,000, which is expected to be recognized over the next ten quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. During 2010 and 2009, the Company entered into contracts to purchase interest rate caps on $125,000,000 and $252,000,000, respectively, of notional value of principal from various multinational banks, of which $185,000,000 were active as of December 31, 2010, with termination dates ranging to June 2012. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. The 2010 and 2009 cap purchases of $142,000 and $171,000 were fully expensed in 2010 and 2009, respectively, and all are carried at $0 on the balance sheet at December 31, 2010. The Company had no interest rate cap agreements or other derivative instruments outstanding during 2008.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of operations and other valuation adjustments on other controlled subsidiaries for the years ended December 31, 2010, 2009, and 2008.

(Dollars in thousands)	2010	2009	2008
Statement of operations
Investment income	$47,273	$44,681	$41,373
Interest expense	7,478	11,046	14,934

Net interest income	39,795	33,635	26,439
Noninterest income	520	429	468
Operating expenses	10,827	9,858	8,554

Net investment income before income taxes	29,488	24,206	18,353
Income tax provision	6,718	3,659	2,776

Net investment income after income taxes	22,770	20,547	15,577
Net realized/unrealized losses of Medallion Bank	(11,502)	(13,981)	(11,452)

Net increase in net assets resulting from operations of Medallion Bank	11,268	6,566	4,125
Unrealized depreciation on Medallion Bank (1)	(5,230)	(4,715)	(6,000)
Net realized/unrealized gains (losses) of controlled subsidiaries other than Medallion Bank	6,497	(7,522)	(544)

Net increase (decrease) in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$12,535	($5,671)	($2,419)

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of December 31, 2010 and 2009.

(Dollars in thousands)	2010	2009
Loans	$516,378	$418,853
Investment securities, at fair value	20,787	21,060

Net investments ($0 pledged as collateral under borrowing arrangements at December 31, 2010 and 2009) (1)	537,165	439,913
Cash ($0 at December 31, 2010 and 2009 restricted as to use by lender)	16,980	13,340
Other assets, net	14,504	11,935

Total assets	$568,649	$465,188

Other liabilities	$2,519	$2,462
Due to affiliates	1,113	630
Deposits and federal funds purchased, including accrued interest payable	470,112	373,228

Total liabilities	473,744	376,320
Medallion Bank equity (2)	94,905	88,868

Total liabilities and equity	$568,649	$465,188

Investment in other controlled subsidiaries	$4,727	$4,280
Total investment in Medallion Bank and other controlled subsidiaries	78,735	72,279

(1)	Included in Medallion Bank’s net investments is $330 and $528 for purchased loan premium at December 31, 2010 and 2009.

(2)	Includes $21,498 of preferred stock issued to the US Treasury under the Troubled Asset Relief Program (TARP).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2010 and 2009, the net premium on investment securities totaled $164,000 and $185,000, and $67,000, $69,000, and ($14,000) was (accreted) amortized to interest income for the years ended December 31, 2010, 2009, and 2008.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2010 and 2009, net loan origination costs were $5,559,000 and $5,553,000. Net amortization expense for the years ended December 31, 2010, 2009, and 2008 was $2,242,000, $1,826,000, and $2,182,000.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At December 31, 2010, $2,686,000 or 1% of consumer loans, $329,000 or less than 1% of commercial loans, and no medallion loans were on nonaccrual, compared to $3,321,000 or 2% of consumer loans, $1,124,000 or 2% of commercial loans, and no medallion loans on nonaccrual at December 31, 2009. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $138,000, $233,000, and $131,000 for the year ended December 31, 2010, 2009, and 2008.

Medallion Bank’s loan and investment portfolios are assessed for collectability on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. The consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000 of which $198,000, $290,000, and $421,000 was amortized into interest income during 2010, 2009, and 2008. The premium amount on the balance sheet was $330,000 and $528,000 as of December 31, 2010 and 2009. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described previously in Note 2.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.15% to 0.50%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2010 and 2009 was $883,000 and $670,000, and $1,007,000, $1,069,000, and $956,000 was amortized to interest expense during 2010, 2009, and 2008. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending December 31,						December 31, 2010	December 31, 2009	Interest Rate (1)
(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter
Deposits	$358,219	$43,389	$67,349	$—	$—	$—	$468,957	$371,719	1.34%

(1)	Weighted average contractual rate as of December 31, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, that the Tier I Leverage Capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including an aggregate of $1,750,000 contributed in January 2009, and an aggregate of $10,750,000 contributed over various months in 2008. Separately, Medallion Bank declared dividends to the Company of $4,000,000 in 2010, $4,000,000 in 2009, and $6,000,000 in 2008. Without the capital infusions by us, a portion of the Medallion Bank dividends would have been retained to ensure Medallion Bank met its capital ratio requirements, and in such circumstance, if we maintained our dividend at the existing levels, a portion of those dividends would have represented a tax-free return of capital.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of December 31, 2010 and 2009, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of December 31, 2010, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory		December 31, 2010	December 31, 2009
(Dollars in Thousands)	Minimum	Well-capitalized
Tier I capital	$—	$—	$93,866	$88,811
Total capital	—	—	100,762	94,455
Average assets	—	—	552,603	456,681
Risk-weighted assets	—	—	544,935	443,566
Leverage ratio (1)	4%	5%	17.0%	19.5%
Tier I capital ratio (2)	4	6	17.2	20.0
Total capital ratio (2)	8	10	18.5	21.3

(1)	Calculated by dividing Tier I capital by average assets.

(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending December 31,						December 31, 2010	December 31, 2009	Interest Rate (1)
(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter
Revolving lines of credit	$—	$—	$180,204	$—	$—	$—	$180,204	$197,362	1.31%
Notes payable to banks	43,765	11,003	24,489	225	6,722	874	87,078	63,910	4.41
SBA debentures	7,485	7,500	19,450	13,500	9,250	23,065	80,250	88,250	5.48
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.68

Total	$51,250	$18,503	$224,143	$13,725	$15,972	$56,939	$380,532	$382,522	3.45

(1)	Weighted average contractual rate as of December 31, 2010.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $180,204,000 was outstanding at December 31, 2010. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.26% at December 31, 2010) plus 0.75%, or 90 day LIBOR (0.30% at December 31, 2010) plus 0.50%; plus 0.95%.

In December 2006, Trust II entered into a revolving line of credit agreement with Citibank N.A., to provide up to $250,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC, which was paid off in March 2010, in advance of the May 2010 maturity. In November 2008, the line of credit was reduced to $225,000,000, and was further reduced to $35,000,000 in November 2009. Borrowings under Trust II’s revolving line of credit were collateralized by Trust II’s assets. MFC was the servicer of the loans owned by Trust II. The Citi line included a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests were not met, MFC could have been replaced as the servicer. The interest rate was a pooled short-term commercial paper rate, which approximated LIBOR, plus 1.07% with a facility fee of 1.50% on the aggregate Citi line, and prior to November 2009 was plus 0.82% with a facility fee of 0.15% on the aggregate Citi line, and prior to November 2008 was plus 0.47% with a facility fee of 0.15%.

(B) SBA DEBENTURES

In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which mature in September 2011. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of December 31, 2010, $99,500,000 of commitments had been fully utilized, and $12,485,000 was available for borrowing.

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

(C) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into (i) note agreements and (ii) participation agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower. The Company believes the participation agreements represent legal true sales of the loans to the lender, but for accounting purposes these participations are treated as financings, and are included in funds borrowed as shown on our consolidated balance sheets. The table below summarizes the key attributes of our various borrowing arrangements with banks as of December 31, 2010.

(Dollars in thousands)
Borrower	# of Banks / Notes	Note Dates	Maturity Dates	Type	Note Amounts	Balance Outstanding at December 31, 2010	Monthly Payment	Average Interest Rate at December 31, 2010	Interest Rate Index (1)
MFC	7/18	3/09 - 10/10	3/11 - 2/17	Participated loans treated as financings (2)	$38,028	$34,231	Proportionate to the payments received on the participated loans	4.47%	4.47% (3)
Medallion Chicago	3/28	12/10	12/13 -12/15	Term loans secured by owned Chicago medallions (4)	18,398	18,398	$108 principal & interest	5.00%	N/A
The Company	1/1	4/04	1/11	Revolving line of credit secured by pledged loans	20,000	17,500	Interest only	3.00% + 0.25% unused fee	LIBOR + 2.00%, minimum rate of 3.00%
The Company	2/6	1/09 - 12/10	3/11 - 12/13	Participated loans treated as financings	23,046	16,949	Proportionate to the payments received on the participated loans	5.11%	N/A
MFC	1/1	1/05	5/11	Revolving line of credit secured by pledged loans (5)	8,000	—	Interest only	3.75%	Prime + 0.50%

					$107,472	$87,078

(1)	At December 31, 2010, 30 day LIBOR was 0.26%, 360 day LIBOR was 0.78%, and the prime rate was 3.25%.

(2)	$4,227 guaranteed by the Company.

(3)	Generally, each of these notes reprice on their one year anniversary date at the greater of the current interest rate, or the prime rate plus an index, which ranges from 0.25% to 1.375%. One $899 loan remains fixed to term at 5.50%, one $3,395 loan remains fixed to term at 4.50%, and one $4,520 loan remains fixed to term at 4.70%.

(4)	$11,139 guaranteed by the Company.

(5)	Guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.30% at December 31, 2010) plus 2.13%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At December 31, 2010, $33,000,000 was outstanding on the preferred securities. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At December 31, 2010, 159,883 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the 2006 Director Plan. At December 31, 2010, no shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

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

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At December 31, 2010, 1,495,968 shares of the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,232,807 shares were exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $0.96, $0.91, and $1.11 per share for the years ended December 31, 2010, 2009, and 2008. The following assumptions were used for the shares granted during 2010, 2009 and 2008.

	Year ended December 31,
	2010	2009	2008
Risk free interest rate	2.77%	2.89%	3.00%
Expected dividend yield	8.00	8.00	8.00
Expected life of option in years (1)	6.00	6.00	5.98
Expected volatility (2)	30.00	30.00	30.00

(1)	Expected life is calculated using the simplified method.

(2)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the years ended December 31, 2010, 2009, and 2008.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2007	1,468,055	$3.50-29.25	$11.12
Granted	429,918	7.79-9.99	9.16
Cancelled	(107,736)	6.50-29.25	20.33
Exercised (1)	(61,050)	3.87-7.03	5.79

Outstanding at December 31, 2008	1,729,187	3.50-18.75	10.25
Granted	68,667	7.49-7.62	7.57
Cancelled	(295,269)	7.68-18.75	16.68
Exercised (1)	(26,653)	3.50-5.51	4.87

Outstanding at December 31, 2009	1,475,932	3.50-17.94	8.93
Granted	68,500	7.17-8.21	8.06
Cancelled	(46,264)	9.22-17.94	13.79
Exercised (1)	(2,200)	4.85	4.85

Outstanding at December 31, 2010 (2)	1,495,968	$3.50-14.63	$8.75

Options exercisable at
December 31, 2008	1,169,585	$3.50-29.25	$9.70
December 31, 2009	1,084,562	3.50-17.94	8.84
December 31, 2010 (2)	1,232,807	3.50-14.63	8.73

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $8,000, $45,000, and $242,000 for 2010, 2009, and 2008.

(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2010 and the related exercise price of the underlying options, was $1,230,000 for outstanding options and $1,190,000 for exercisable options as of December 31, 2010.

The following table presents the activity for the unvested options outstanding under the plan for the year ended December 31, 2010.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2009	391,370	$7.49-11.24	$9.20
Granted	68,500	7.17-8.21	8.06
Cancelled	(602)	9.22	9.22
Vested	(196,107)	7.49-11.24	9.29

Outstanding at December 31, 2010	263,161	$7.17-11.21	$8.83

The intrinsic value of the options vested was $3,000, $1,000, and $4,000 in 2010, 2009, and 2008.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2010 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding			Options Exercisable
	Shares at December 31, 2010	Weighted average		Shares at December 31, 2010	Weighted average
Range of Exercise Prices		Remaining contractual life in years	Exercise price		Remaining contractual life in years	Exercise price
$3.50-5.51	348,797	1.53	$4.91	348,797	1.53	$4.91
6.89-13.06	1,130,504	6.08	9.84	867,343	5.53	10.15
14.63	16,667	.01	14.63	16,667	.01	14.63

$3.50-14.63	1,495,968	4.95	8.75	1,232,807	4.33	8.73

(6) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the Company’s quarterly results of operations for the years ended December 31, 2010, 2009, and 2008.

(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
2010 Quarter Ended
Investment income	$9,230	$9,360	$9,553	$9,110
Net investment income (loss) after income taxes	2,232	2,940	2,368	2,333
Net increase (decrease) in net assets resulting from operations	109	3,035	3,468	4,667
Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.01	$0.17	$0.20	$0.27
Diluted	0.01	0.17	0.20	0.27

2009 Quarter Ended
Investment income	$10,734	$10,613	$10,196	$9,560
Net investment income (loss) after income taxes	1,909	2,116	2,001	2,154
Net increase (decrease) in net assets resulting from operations	1,889	2,003	2,889	(5,759	)(1)
Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.11	$0.11	$0.16	($0.33)
Diluted	0.11	0.11	0.16	(0.33)

2008 Quarter Ended
Investment income	$14,444	$12,730	$11,743	$13,367
Net investment income (loss) after income taxes	3,397	3,825	3,425	4,443
Net increase in net assets resulting from operations	3,921	4,377	4,118	2,832
Net increase in net assets resulting from operations per common share
Basic	$0.22	$0.25	$0.23	$0.16
Diluted	0.22	0.25	0.23	0.16

(1)	Includes $9,342 of charges associated with writing off the Company’s investments in the SPAC’s.

(7) RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2011, the FASB issued Accounting Standards Update 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20”, which defers the effective date of the new disclosures about troubled debt restructurings required by ASU 2010-20. The delay will allow the FASB to complete its deliberations on what constitutes a troubled debt restructuring. The anticipated effective date for the new disclosures is for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force,” the objective of which was to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The update specifies that a public entity which presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only. The amendments in this update are applicable to any public entity which enters into business combinations that are material on an individual or aggregate basis and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 with early adoption permitted. Adoption of ASU 2010-29 will not have an impact on the financial condition of the Company as it will only amend future pro forma disclosures of material business combinations.

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which amends Subtopic 310-30 by requiring an entity to provide enhanced and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of both the nature of an entity’s credit risk associated with its financing receivables and the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reason for those changes. The update is effective for the first interim or annual period ending on or after December 15, 2010. The Company has adopted the provisions of FASB ASU 2010-20, and it does not have an impact on its financial condition or results of operations, as it is a disclosure standard.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements” (FASB ASU 2010-06). FASB ASU 2010-06 amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, and requires new disclosures related to the transfers in and out of Level 1 and 2, as well as requiring that a reporting entity present separately information about purchases, sales, issuances, and settlements rather than as one net number. Additionally, FASB ASU 2010-06 amends Subtopic 820-10 by clarifying existing disclosures related to level of disaggregation as well as disclosures about inputs and valuation techniques. FASB ASU 2010-06 is effective for reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, these disclosures are effective for reporting periods beginning after December 15, 2010. The Company has adopted the provisions of FASB ASU 2010-06, and it does not have an impact on its financial condition or results of operations, as it is a disclosure standard.

(8) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(9) COMMITMENTS AND CONTINGENCIES

(a) Employment Agreements

The Company has employment agreements with certain key officers for either a one or five-year term. Annually, the contracts with a five-year term will renew for new five-year terms unless prior to the end of the first year, either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current five-year term. Annually, the contracts with a one-year term will renew for new one-year terms unless prior to the term either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current one-year term. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period (see Note 3). As part of Medallion Bank’s participation in the CPP, certain restrictions have been imposed on the compensation of the Company’s senior executive officers that are expected to apply for as long as Medallion Bank continues its participation in the CPP. These restrictions prohibit any payment for departure from a CPP participant or change of control event of a CPP participant, other than a payment for services performed or benefits accrued, to the Company’s senior executive officers and the next five most highly compensated employees.

Employment agreements expire at various dates through 2015. At December 31, 2010, minimum payments under employment agreements are as follows:

(Dollars in thousands)
2011	$991
2012	673
2013	673
2014	673
2015	256
Thereafter	—

Total	$3,266

(b) Other Commitments

The Company had portfolio commitments outstanding of $414,000 at December 31, 2010. Generally, commitments are on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, the Company had approximately $5,517,000 of undisbursed funds relating to revolving credit facilities with borrowers. These amounts may be drawn upon at the customer’s request if they meet certain credit requirements.

Commitments for leased premises expire at various dates through June 30, 2016. At December 31, 2010, minimum rental commitments for non-cancelable leases are as follows:

(Dollars in thousands)
2011	$1,187
2012	1,067
2013	907
2014	907
2015	907
Thereafter	452

Total	$5,427

Occupancy expense was $1,330,000, $1,275,000, and $1,271,000 for the years ended December 31, 2010, 2009, and 2008.

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

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were approximately $468,000, $522,000, and $404,000 in 2010, 2009, and 2008.

At December 31, 2010, 2009, and 2008 we serviced $332,053,000, $229,810,000 and $204,055,000 of loans for Medallion Bank. Included in net investment income were amounts as described below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, in December 2010, $412,000 of servicing fee income was earned by MSC.

The following table summarizes the net revenues received from Medallion Bank.

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Servicing fees	$2,094	$1,805	$1,492
Loan origination fees	819	849	804
Reimbursement of operating expenses	509	215	192
Interest income	—	2	5

Total other income	$3,422	$2,871	$2,493

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

The Company had agreed to indemnify the SPAC in the event of the SPAC’s liquidation for all claims of any vendors, service providers, or other entities that are owed money by the SPAC for services rendered or contracted for, or for products sold to the SPAC, including claims of any prospective acquisition targets. At December 31, 2009, the SPAC’s liabilities exceeded its cash on hand by $1,581,000. The SPAC negotiated these liabilities downwards, and obtained forbearance from those associated with a failed deal, and during 2010, $1,292,000 of the expenses were paid, $310,000 were forgiven, and there were no remaining claims outstanding.

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

SPAC 2

Included in deferred costs in other assets at December 31, 2009 was $759,000 of investments in and loans to a special purpose acquisition company, National Security Solutions, Inc. (SPAC 2), 74%-owned by the Company, which was in organization prior to registration with the SEC to register units for sale in an initial public offering. As a result of the market conditions which led to the failure of the SPAC, it was determined to cease activities related to SPAC 2, and as a result, the investment was fully reserved for with a $759,000 charge to unrealized depreciation during the year ended December 31, 2009, and was fully written off to realized losses in the 2010 first quarter. In addition, the Company had additional realized losses of $20,000 in 2010.

(11) SHAREHOLDERS’ EQUITY

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock during the following six months, with an option for the Board of Directors to extend the time frame for completing the purchases, which expires in May 2011. In November 2004, the repurchase program was increased by an additional $10,000,000. As of December 31, 2010, 1,571,968 shares were repurchased for $13,893,646.

(12) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Servicing fees	$2,462	$2,181	$1,798
Prepayment penalties	729	662	1,343
Late charges	192	277	294
Other	150	263	402

Total noninterest income	$3,533	$3,383	$3,837

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

The major components of other operating expenses were as follows.

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Loan collection costs and other investment costs	($1,545)	$1,810	$139
Travel, meals, and entertainment	866	1,135	620
Directors fees	537	579	471
Miscellaneous taxes	485	371	546
Office expense	338	365	429
Telephone	246	242	225
Insurance	223	237	232
Depreciation and amortization	218	258	387
Other expenses	752	915	705

Total other operating expenses	$2,120	$5,912	$3,754

Loan collection and other investment costs decreased primarily reflecting $1,312,000 of expense reversals related to the costs of winding up the operations of the SPAC’s in 2010 that were reclassed to realized losses on investments, and $310,000 that was reversed as a result of favorable negotiations with the creditors of the SPAC, as well as generally more favorable collection activities on the portfolio as a whole. Travel, meals, and entertainment decreased due to a decrease in investment development activities in 2010. Office expense decreased due to lower office repairs and maintenance expenses in 2010, and improved cost cutting measures. Depreciation and amortization expense decreased as more assets became fully depreciated.

(13) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Year ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006
Net share data
Net asset value at the beginning of the year	$9.27	$9.97	$9.86	$9.73	$9.69
Net investment income	0.56	0.46	0.85	0.30	0.18
Income tax (provision) benefit	0.00	0.00	0.00	0.00	0.00
Net realized gains (losses) on investments	(0.43)	(0.23)	(0.21)	0.80	0.17
Net change in unrealized appreciation (depreciation) on investments	0.51	(0.17)	0.22	(0.23)	0.39

Net increase in net assets resulting from operations	0.64	0.06	0.86	0.87	0.74
Issuance of common stock	—	—	—	(0.01)	(0.04)
Repurchase of common stock	0.03	—	—	0.01	—
Distribution of net investment income	(0.60)	(0.76)	(0.76)	(0.45)	(0.44)
Distribution of net realized gains on investments	—	—	—	(0.31)	(0.22)
Other	0.01	—	0.01	0.02	—

Total increase (decrease) in net asset value	0.08	(0.70)	0.11	0.13	0.04

Net asset value at the end of the year (1)	$9.35	$9.27	$9.97	$9.86	$9.73

Per share market value at beginning of year	$8.17	$7.63	$10.02	$12.37	$11.26
Per share market value at end of year	8.20	8.17	7.63	10.02	12.37
Total return (2)	8%	18%	(16%)	(13%)	16%

Ratios/supplemental data
Average net assets	$161,620	$172,558	$174,082	$171,503	$167,528
Total expense ratio (3) (4)	19%	21%	24%	28%	23%
Operating expenses to average net assets (4)	10.10	11.43	9.95	10.40	8.91
Net investment income after taxes to average net assets	6.11	4.74	8.67	3.09	1.89

(1)	Includes $0.17, $0.29, $0.08, $0.16, and $0.08 of undistributed net investment income per share as of December 31, 2010, 2009, 2008, 2007, and 2006, and $0.00 of undistributed net realized gains per share for all years presented.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the year.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	Includes $1,312 of expense reversals related to the costs of winding up the operation of the SPAC’s that were reclassified to realized losses on investments and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC in 2010, and includes $1622 of costs related to winding up the operations of SPAC’s in 2009. Excluding these amounts, the total expense ratios were 20% in 2010 and 2009, and the operating expense ratios were 11.11% and 10.49%.

(14) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one year of service, including the employees of Medallion Bank. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employee’s contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. The Company matches employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee’s contribution but in no event greater than 2% of the portion of such employee’s annual salary eligible for 401(k) Plan benefits. The Company’s 401(k) plan expense, including amounts for the employees of Medallion Bank, was approximately $134,000, $111,000, and $82,000 for the years ended December 31, 2010, 2009, and 2008.

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

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2010 and 2009, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$483,516	$483,516	$475,133	$475,133
Cash	17,303	17,303	33,401	33,401
Accrued interest receivable	1,441	1,441	1,661	1,661
Financial liabilities
Funds borrowed	380,532	380,532	382,522	382,522
Accrued interest payable	1,913	1,913	2,207	2,207

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

The following tables present Medallion’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009.

2010 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$323,126	$323,126
Commercial loans	—	—	76,866	76,866
Investment in Medallion Bank and other controlled subsidiaries	—	—	78,735	78,735
Equity investments	280	—	4,509	4,789
Other assets	—	37,476	—	37,476

2009 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$321,915	$321,915
Commercial loans	—	—	77,922	77,922
Investment in Medallion Bank and other controlled subsidiaries	543	—	71,736	72,279
Equity investments	248	—	2,769	3,017
Other assets	—	33,822	—	33,822

Included in level 3 investments in other controlled subsidiaries is the investment in Medallion Bank, the SPAC, and an investment in a start-up business engaged in media-buying consulting. Also included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of Medallion’s level 3 financial assets and liabilities for the year ended December 31, 2010 and 2009.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2009	$321,915	$77,922	$71,736	$2,769	—
Gains (losses) included in earnings	—	(7,021)	9,569	1,985	—
Purchases, investments, and issuances	201,372	17,111	2,519	1,254	—
Sales, maturities, settlements, and distributions	(200,161)	(11,146)	(5,089)	(1,499)	—
Transfers in (out)	—	—	—	—	—

December 31, 2010	323,126	76,866	78,735	4,509	—

Amounts related to held assets(1)	$—	($7,203)	$9,569	$545	—

(1)	Total realized and unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2010.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2008	$402,964	$89,611	$71,100	$3,026	$759
Gains (losses) included in earnings	(3)	(3,253)	(1,526)	(816)	(1,266)
Purchases, investments, and issuances	169,609	4,702	2,539	559	—
Sales, maturities, settlements, and distributions	(250,655)	(12,631)	(4,027)	—	—
Transfers in (out)(1)	—	(507)	3,650 (1)	—	507

December 31, 2009	321,915	77,922	71,736	2,769	—

Amounts related to held assets(2)	$—	($3,505)	($5,666)	($816)	($759)

(1)	Reflects the transfer of the investment in Medallion Hampton’s Holdings from level 2 to level 3 as of December 31, 2009.

(2)	Total realized and unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2009.

(17) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through March 11, 2011, the date of financial statement issuance.

On March 1, 2011, FSVC utilized its $7,485,000 commitment from the SBA and issued debentures in the aggregate of $7,485,000, whose proceeds were used to prepay a debenture $7,485,000 that was to mature on September 1, 2011. The debenture will mature in 2021 and carries an interest rate to be set at the pooling date in March 2011, approximating 5.50%.

On February 18, 2011, the Company’s board of directors declared a $0.16 per share common stock dividend, payable on March 25, 2011 to shareholders of record on March 15, 2011.

On January 28, 2011, the Company extended its revolving note agreement with Sterling National Bank to June 30, 2011.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31, 2010

(Dollars in thousands)	Industry	State	Security Type	% Held	# of Invest.	% of Total	Interest Rate (1)	Investment Balances
Medallion loans
New York					604	48%	5.52%	$239,537
Chicago					148	7	6.68	34,762
Newark					127	4	7.81	19,777
Boston					71	4	6.74	18,237
Cambridge					20	1	6.72	5,501
Other					20	1	7.05	5,016

Total					990	65%	5.90%	322,830
Deferred loan acquisition costs								296
Unrealized depreciation on loans								—

Medallion loans, net								$323,126

Commercial loans
Secured mezzanine (21% Minnesota, 14% Florida, 10% Oklahoma, 8% Indiana, 7% California, 7% Wisconsin, 6% Texas, and 27% all other states)
Manufacturing					18	8%	15.07%	$37,484
Administrative and support services					4	2	15.88	8,872
Wholesale trade					3	2	14.13	8,614
Accommodation and food services					3	1	9.87	3,892
Arts, Entertainment, and Recreation					1	1	10.00	3,071
Professional, scientific, and technical services					1	*	10.00	2,406
Health care and social assistance					1	*	7.00	1,586
Information					3	*	17.63	1,527
Retail trade					1	*	10.00	847

Total					35	14%	14.16	$68,299
Asset-based (85% New York, 9% New Jersey, and 6% all other states)
Wholesale trade					12	1%	5.18%	$4,587
Transportation and warehousing					5	*	6.59	1,698
Retail trade					7	*	5.58	1,185
Health care and social assistance					2	*	6.38	723
Finance and insurance					5	*	6.25	598
Manufacturing					7	*	6.29	509
Administrative and support services					2	*	5.93	479
Construction					2	*	5.68	455

Total					42	2%	5. 72	$10,234
Other secured commercial (86% New York, 12% New Jersey, and 2% Illinois)
Accommodation and food services					8	1%	6.10%	$4,510
Retail trade					16	1	10.38	3,131
Transportation and warehousing					26	*	6.16	805
Other services (except public administration)					6	*	6.18	550
Real estate and rental and leasing					3	*	6.32	447
Arts, entertainment, and recreation					2	*	6.66	430

Total					61	2%	7.50	$9,873
Total					138	18%	12.44%	$88,406
Deferred loan acquisition income								(323)
Unrealized depreciation on loans								(11,217)

Commercial loans, net								$76,866

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31, 2010

(Dollars in thousands)	Industry	State	Security Type	% Held	# of Invest.	% of Total	Interest Rate (1)	Investment Balances
Investment in Medallion Bank and other controlled subsidiaries
Medallion Bank** Salt Lake City, Utah	Commercial banking	Utah	Common stock	100%	1	15%	5.41%	$74,008
Medallion Hamptons Holding LLC 437 Madison Avenue New York, NY 10022	Real Estate	NY	Membership Interests	100%	1	*	0.00	2,261
Generation Outdoor, Inc. 437 Madison Avenue New York, NY 10022	Advertising	NY	Common stock	100%	1	*	0.00	1,044
Medallion Servicing Corp. 437 Madison Avenue New York, NY 10022	Loan Service	NY	Common Stock	100%	1	*	0.00	33

Total					4	16%	5.08%	$77,346

Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,389

Investment in Medallion Bank and other controlled subsidiaries, net								$78,735

Equity investments
Convergent Capital, Ltd 505 N. Highway 169 Minneapolis MN 35441	Commercial Finance		Limited Partnership Interest	7%	1	* %	0.00%	$1,180
Restaurant Technologies 940 Apollo Rd. Suite 110 Eagan, MN 55121	Restaurant Service Provider		Common Stock	*	1	*	0.00	990
PMC Commercial Trust ** 17950 Preston Road, Suite 600 Dallas, TX 75252	Real Estate Investment Trust		Common Stock	*	1	*	7.55	901
Aeration Industries International, LLC 4100 Peavey Road Chaska, MN 55318	Equipment Manufacturing		Limited Liability Interest	7.25%	1	*	0.00	500
RPAC Racing, LLC 311 Branson Mill Road Randleman, NC 27317	NASCAR Race Team		Limited Liability Interest	40.8%	1	*	0.00	454
Tulsa Power, Inc. 913 North Wheeling Ave Tulsa, OK 74110	Machinery Manufacturer		Common Stock	2%	1	*	0.00	318
On Top 2435 North Central Expressway Richardson, TX 75080	Radio Station Broadcasting		Ownership Shares	12%	1	*	0.00	200
Star Concessions, Ltd. 8008 Cedar Springs Road, Terminal Building LB Dallas, TX 75235	Airport Food and Retail		Limited Partnership Interest	45%	1	*	0.00	40
Metlife	Insurance		Common Stock	*	1	*	1.67	5
Appliance Recycling Centers of America, Inc.** 7400 Excelsior Boulevard Minneapolis, MN 55426-4516	Appliance Recycler		Common Stock	8%	1	*	0.00	—

Total					10	1%	1.48%	$4,588
Unrealized appreciation on equities								201

Equity investments, net								$4,789

Investment securities

Total					—	—%	—%	$—
Unrealized appreciation on investment securities								—
Investment securities, net								$—

Total investments at cost					1,142	100%	6.89%	$493,170

Deferred loan acquisition income								(27)
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,389
Unrealized depreciation on equities								201
Unrealized depreciation on loans								(11,217)

Net Investments ($260,111 pledged as collateral under borrowing arrangements)								$483,516

*	Less than 1.0%

**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act.

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31, 2009

(Dollars in thousands)	Industry	State	Security Type	% Held	# of Invest.	% of Total	Interest Rate (1)	Investment Balances
Medallion loans
New York					741	51%	5.90%	$244,082
Chicago					119	5	6.91	25,868
Newark					148	5	7.98	21,790
Boston					87	5	7.14	21,383
Cambridge					17	1	7.10	3,025
Other					22	1	7.14	5,435

Total					1,134	68%	6.23%	321,583
Deferred loan acquisition costs								332
Unrealized depreciation on loans								—

Medallion loans, net								$321,915

Commercial loans
Secured mezzanine (20% Minnesota, 11% Oklahoma, 11% Wisconsin, 11% Florida, 8% California, 7% Indiana, 7% Texas, and 25% all other states)
Manufacturing					17	7%	14.68%	$33,918
Administrative and support services					6	2	17.32	9,316
Wholesale trade					3	2	13.54	8,750
Accommodation and food services					3	1	10.02	3,308
Professional, scientific, and technical services					1	*	19.00	2,436
Health care and social assistance					1	*	7.00	1,703
Information					2	*	17.63	1,527
Retail trade					1	*	10.00	876

Total					34	12%	14.63	$61,834
Asset-based (77% New York, 17% New Jersey, and 6% all other states)
Wholesale trade					10	1%	5.17%	$4,185
Transportation and warehousing					5	*	6.70	1,662
Retail trade					6	*	5.64	700
Manufacturing					6	*	6.42	679
Finance and insurance					6	*	6.15	676
Administrative and support services					2	*	5.74	405
Health care and social assistance					1	*	5.50	377
Construction					3	*	6.47	307

Total					39	2%	5. 74	$8,991
Other secured commercial (88% New York, 10% New Jersey, and 2% Illinois)
Accommodation and food services					8	1%	6.29%	$4,781
Retail trade					18	1	10.44	3,920
Other services (except public administration)					7	*	7.38	1,131
Transportation and warehousing					69	*	6.79	903
Real estate and rental and leasing					4	*	7.27	525
Arts, entertainment, and recreation					2	*	8.50	446

Total					108	2%	7.95	$11,706
Total					181	16%	12.71%	$82,531
Deferred loan acquisition income								(373)
Unrealized depreciation on loans								(4,236)

Commercial loans, net								$77,922

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Financial Corp.

Consolidated Schedule of Investments

December 31, 2009

(Dollars in thousands)	Industry	State	Security Type	% Held	# of Invest.	% of Total	Interest Rate (1)	Investment Balances
Investment in Medallion Bank and other controlled subsidiaries
Medallion Bank** Salt Lake City, Utah	Commercial banking	Utah	Common stock	100%	1	14%	5.88%	$68,000
Medallion Hamptons Holding LLC 437 Madison Avenue New York, NY 10022	Real Estate	NY	Membership Interests	100%	1	*	0.00	2,057
Sports Properties Acquisition Corp 437 Madison Avenue New York, NY 10022	Special Purpose Acquisition Company	NY	Common Stock	18%	1	1	0.00	543
Generation Outdoor, Inc. 437 Madison Avenue New York, NY 10022	Advertising	NY	Common stock	100%	1	*	0.00	86

Total					4	15%	5.53%	$70,686
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,593

Investment in Medallion Bank and other controlled subsidiaries, net								$72,279

Equity investments
Restaurant Technologies 940 Apollo Rd. Suite 110 Eagan, MN 55121	Restaurant Service Provider		Common Stock	*	1	* %	0.00%	$990
Tulsa Power, Inc. 913 North Wheeling Ave Tulsa, OK 74110	Machinery Manufacturer		Common Stock	2%	1	*	0.00	318
PMC Commercial Trust ** 17950 Preston Road, Suite 600 Dallas, TX 75252	Real Estate Investment Trust		Common Stock	*	1	*	9.39	901
Convergent Capital, Ltd 505 N. Highway 169 Minneapolis MN 35441	Commercial Finance		Limited Partnership Interest	7%	1	*	0.00	880
On Top 2435 North Central Expressway Richardson, TX 75080	Radio Station Broadcasting		Ownership Shares	12%	1	*	0.00	200
Micromedics, Inc. 1270 Eagan Industrial Road St. Paul, MN 55121-1385	Medical Device Manufacturer		Common Stock	*	1	*	0.00	59
Star Concessions, Ltd. 8008 Cedar Springs Road, Terminal Building LB Dallas, TX 75235	Airport Food and Retail		Limited Partnership Interest	45%	1	*	0.00	40
Metlife	Insurance		Common Stock	*	1	*	2.09	5
Appliance Recycling Centers of America, Inc.** 7400 Excelsior Boulevard Minneapolis, MN 55426-4516	Appliance Recycler		Common Stock	*	1	*	0.00	—

Total					9	1%	2.50%	$3,393
Unrealized appreciation on equities								(376)

Equity investments, net								$3,017

Investment securities

Total					—	—%	—%	$—
Unrealized appreciation on investment securities								—
Investment securities, net								$—

Total investments at cost					1,328	100%	7.22%	$478,193

Deferred loan acquisition income								(41)
Unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries								1,593
Unrealized depreciation on equities								(376)
Unrealized depreciation on loans								(4,236)

Net Investments ($261,332 pledged as collateral under borrowing arrangements)								$475,133

*	Less than 1.0%

**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act.

(1)	Represents the weighted average interest rate of the respective portfolio as of the date indicated.

Medallion Bank

(A wholly owned subsidiary of Medallion Financial Corp.)

Financial Statements for the years ended December 31, 2010, 2009, and, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Medallion Bank

We have audited the accompanying balance sheets of Medallion Bank (the “Bank”) (a wholly owned subsidiary of Medallion Financial Corp.) as of December 31, 2010 and 2009, and the related statements of operations and other comprehensive income (loss), changes in shareholder’s equity, and cash flows for each of the three years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2010, in conformity with US generally accepted accounting principles.

WeiserMazars LLP

New York, New York

March 11, 2011

Medallion Bank

Statements of Operations and Other Comprehensive Income (Loss)

For the years ended December 31,

	2010	2009	2008
Interest income
Investments	$733,062	$843,811	$1,365,464
Loan interest including fees	46,539,768	43,837,041	39,938,001

Total interest income	47,272,830	44,680,852	41,303,465
Interest expense	7,477,813	11,045,599	14,933,771

Net interest income	39,795,017	33,635,253	26,369,694
Provision for loan losses	12,137,566	14,770,611	11,300,146

Net interest income after provision for loan losses	27,657,451	18,864,642	15,069,548
Noninterest income	520,346	429,192	538,514
Gain (loss) on sale of assets	602,501	692,209	(88,794)
Noninterest expense
Loan servicing	4,256,213	3,540,161	3,140,221
Salaries and benefits	2,644,882	2,477,571	2,276,077
Collection costs	1,454,941	1,661,197	1,050,886
Regulatory fees	670,272	709,944	408,248
Professional fees	537,919	472,183	356,579
Affiliate services	368,666	91,859	97,377
Occupancy and equipment	185,638	202,753	201,214
Insurance	125,096	110,748	61,945
Credit reports	105,282	146,214	199,321
Other	478,192	445,356	762,451

Total noninterest expense	10,827,101	9,857,986	8,554,319

Income before income taxes	17,953,197	10,128,057	6,964,949
Provision for income taxes	6,717,896	3,659,200	2,775,621

Net income	11,235,301	6,468,857	4,189,328
Other comprehensive income (loss), net of tax	32,546	97,327	(64,096)

Total comprehensive income	$11,267,847	$6,566,184	$4,125,232

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Balance Sheets

December 31,

	2010	2009
Assets
Cash and cash equivalents, substantially all of which are federal funds sold	$16,980,157	$13,340,004
Investment securities, available-for-sale	20,786,953	21,060,613
Loans, inclusive of net deferred loan acquisition costs	529,991,684	432,406,130
Allowance for loan losses	(13,613,958)	(13,553,258)

Loans, net	516,377,726	418,852,872
Repossessed loan collateral	1,520,374	1,561,008
Fixed assets, net	90,096	138,418
Deferred and other tax assets	4,978,573	3,272,806
Accrued interest receivable and other assets	7,915,618	6,962,481

Total assets	568,649,497	$465,188,202

Liabilities and shareholder’s equity
Liabilities
Federal funds purchased	$3,000,000	$—
Time deposits	465,957,000	371,719,000
Accrued interest payable	1,155,010	1,508,527
Other liabilities	2,519,070	2,362,364
Due to affiliates	1,113,014	730,377

Total liabilities	473,744,094	376,320,268

Commitments and contingencies	—	—
Shareholder’s equity
Preferred stock, $0.01 par value, 22,143 shares authorized, 22,143 issued and outstanding	21,498,000	21,498,000
Common stock, $1 par value, 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000,000	1,000,000
Additional paid in capital	51,500,000	51,500,000
Accumulated other comprehensive income, net of tax	89,885	57,339
Retained earnings	20,817,518	14,812,595

Total shareholder’s equity	94,905,403	88,867,934

Total liabilities and shareholder’s equity	$568,649,497	$465,188,202

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Changes in Shareholder’s Equity

For the years ended December 31, 2010, 2009, and 2008

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity
	Shares Outstanding	Amount	Shares Outstanding	Amount
Balance at December 31, 2007	—	$—	1,000,000	$1,000,000	$39,000,000	$24,108	$14,869,013	$54,893,121
Capital contributions	—	—	—	—	10,750,000	—	—	10,750,000
Net income	—	—	—	—	—	—	4,189,328	4,189,328
Dividends paid to parent	—	—	—	—	—	—	(6,000,000)	(6,000,000)
Net change in unrealized losses on investment securities, net of tax	—	—	—	—	—	(64,096)	—	(64,096)

Balance at December 31, 2008		—	1,000,000	1,000,000	49,750,000	(39,988)	13,058,341	63,768,353
Sale of preferred stock to US Treasury under TARP	22,143	21,498,000	—	—	—	—	—	21,498,000
Capital contributions	—	—	—	—	1,750,000	—	—	1,750,000
Net income	—	—	—	—	—	—	6,468,857	6,468,857
Dividends declared to parent	—	—	—	—	—	—	(4,000,000)	(4,000,000)
Dividends declared to US Treasury							(714,603)	(714,603)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	97,327	—	97,327

Balance at December 31, 2009	22,143	21,498,000	1,000,000	1,000,000	51,500,000	57,339	14,812,595	88,867,934
Net income	—	—	—	—	—	—	11,235,301	11,235,301
Dividends declared to parent	—	—	—	—	—	—	(4,000,000)	(4,000,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(1,230,378)	(1,230,378)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	32,546	—	32,546

Balance at December 31, 2010	22,143	$21,498,000	1,000,000	$1,000,000	$51,500,000	$89,885	$20,817,518	$94,905,403

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Cash Flows

For the years ended December 31,

	2010	2009	2008
Cash flows from operating activities
Net income from operations	$11,235,301	$6,468,857	$4,189,328
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,528,235	3,327,188	2,269,245
Provision for loan losses	12,137,566	14,770,611	11,300,146
Deferred and other tax assets	(1,725,294)	(1,681,690)	(679,890)
Loss from disposal of premises and equipment	—	28,043	—
(Gain) loss from sale of repossessed loan collateral	(612,055)	(669,139)	84,132
Gain from sale of investments	—	(34,426)	(91,624)
Changes in operating assets and liabilities:
Interest receivable	178,746	21,585	(488,116)
Other assets	(338,846)	(2,532,716)	(397,208)
Interest payable	(353,517)	(2,147,012)	(61,783)
Other liabilities	8,933	(12,199)	(2,015,653)
Taxes payable	—	(106,199)	(792,726)

Net cash provided by operating activities	24,059,069	17,432,903	13,315,851

Cash flows from investing activities
Increase in loans, net	(117,996,963)	(45,413,424)	(99,249,706)
Purchase of investments	(8,786,206)	(7,308,237)	(7,026,468)
Purchase of other investment assets	(1,800,000)	—	—
Proceeds from sale of investments	—	3,095,541	—
Proceeds from maturity of investments	9,088,732	3,361,187	8,669,300
Proceeds from sale of repossessed inventory	6,547,376	7,310,441	3,242,090
Purchase of premises and equipment	(9,888)	(32,582)	—

Net cash used in investing activities	(112,956,949)	(38,987,074)	(94,364,784)

Cash flows from financing activities
Issuance of time deposits	659,538,000	497,230,000	446,205,000
Payments made at maturity of time deposits	(565,300,000)	(491,919,000)	(378,880,000)
Federal funds purchased	33,000,000	26,000,000	10,500,000
Payments made at maturity of federal funds purchased	(30,000,000)	(26,000,000)	(10,500,000)
Issuance of Preferred Stock	—	21,498,000	—
Change in due to affiliates	382,637	395,308	1,349,887
Proceeds from capital contributions	—	1,750,000	10,750,000
Dividends paid to parent	(4,000,000)	(3,000,000)	(6,000,000)
Dividends paid to US Treasury	(1,082,604)	(460,888)	—

Net cash provided by financing activities	92,538,033	25,493,420	73,424,887

Net change in cash and cash equivalents	3,640,153	3,939,249	(7,624,046)
Cash and cash equivalents, beginning of the year	13,340,004	9,400,755	17,024,801

Cash and cash equivalents, end of the year	$16,980,157	$13,340,004	$9,400,755

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,824,341	$12,122,869	$14,039,515
Cash paid for income taxes	8,445,000	5,390,000	3,400,625
Non-cash investing activities-loans transferred to repossessed loan collateral	13,478,072	13,138,867	9,535,278

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Notes to Financial Statements

For the year ended December 31, 2010

1.	Organization and summary of significant accounting policies

Description of business – Medallion Bank (the Bank) is a limited service industrial bank headquartered in Salt Lake City, Utah. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank (IB) charter pursuant to the laws of the State of Utah. The Bank is a wholly owned subsidiary of Medallion Financial Corp. (Medallion). The Bank originates asset-based commercial loans and commercial loans to finance the purchase of taxi medallions (licenses), both of which are marketed and serviced by the Bank’s affiliates who have extensive prior experience in these asset groups. The Bank originates consumer loans on a national basis that are secured by marine, recreational vehicle, and trailer products to customers with prior credit blemishes. The Bank also originates unsecured consumer loans to finance hearing aids. The loans are financed primarily with time certificates of deposits which are originated nationally through a variety of brokered deposit relationships.

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

Investment securities – FASB ASC Topic 320, “Investments – Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2010 and 2009, the net premium on investment securities totaled $164,000 and $185,000, and $67,000, $69,000, and ($14,000) was (accreted) amortized to interest income for the years ended December 31, 2010, 2009, and 2008. The Bank had $20,787,000 and $21,061,000 of available-for-sale securities at fair value as of December 31, 2010 and 2009. The topic further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of shareholder’s equity, net of the effect of income taxes, until they are sold. The Bank had $144,000 of pretax net unrealized gains and $92,000 of pretax net unrealized gains on available-for-sale securities as of December 31, 2010 and 2009. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in shareholder’s equity, which were recorded net of the income tax effect, will be reversed.

Loans – Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2010 and 2009, net loan origination costs were $5,528,000 and $5,553,000. Net amortization expense for the years ended December 31, 2010, 2009, and 2008 was $2,242,000, $1,826,000, and $2,182,000.

Interest income is recognized on an accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired when, based on current information and events, it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. Other loans are charged off when management determines that a loss has occurred. All interest accrued but not collected for loans that are charged off is reversed against interest income. For the recreational consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded to write the loan down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off, and any excess proceeds are recorded as a realized gain. Proceeds collected on charged off accounts are recorded as a recovery. Total loans 90 days or more past due were $2,246,000, $3,861,000, and $4,345,000 at December 31, 2010, 2009, and 2008.

At December 31, 2010, $2,686,000 or 1% of consumer loans, $329,000 or less than 1% of commercial loans, and no medallion loans were on nonaccrual, compared to $3,321,000 or 2% of consumer loans, $1,124,000 or 2% of commercial loans, and no medallion loans on nonaccrual at December 31, 2009. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $138,000, $233,000, and $131,000 for the year ended December 31, 2010, 2009, and 2008.

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

Allowance for loan losses – In analyzing the adequacy of the allowance for loan losses, the Bank uses historical delinquency and actual loss rates. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance and subsequent recoveries are added.

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

Other comprehensive income (loss) – The Bank had $33,000, $97,000, and ($64,000) of net unrealized gains (losses) due to the mark-to-market of available-for-sale securities for the years ended December 31, 2010, 2009, and 2008. The Bank had no other components of comprehensive income (loss).

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

Recently issued accounting standards – In January 2011, the FASB issued Accounting Standards Update 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20”, which defers the effective date of the new disclosures about troubled debt restructurings required by ASU 2010-20. The delay will allow the FASB to complete its deliberations on what constitutes a troubled debt restructuring. The anticipated effective date for the new disclosures is for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force,” the objective of which was to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The update specifies that a public entity which presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only. The amendments in this update are applicable to any public entity which enters into business combinations that are material on an individual or aggregate basis and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 with early adoption permitted. Adoption of ASU 2010-29 will not have an impact on the financial condition of the Company as it will only amend future pro forma disclosures of material business combinations.

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which amends Subtopic 310-30 by requiring an entity to provide enhanced and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of both the nature of an entity’s credit risk associated with its financing receivables and the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reason for those changes. The update is effective for the first interim or annual period ending on or after December 15, 2010. The Company has adopted the provisions of FASB ASU 2010-20, and it does not have an impact on its financial condition or results of operations, as it is a disclosure standard.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements” (FASB ASU 2010-06). FASB ASU 2010-06 amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, and requires new disclosures related to the transfers in and out of Level 1 and 2, as well as requiring that a reporting entity present separately information about purchases, sales, issuances, and settlements rather than as one net number. Additionally, FASB ASU 2010-06 amends Subtopic 820-10 by clarifying existing disclosures related to level of disaggregation as well as disclosures about inputs and valuation techniques. FASB ASU 2010-06 is effective for reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, these disclosures are effective for reporting periods beginning after December 15, 2010. The Company has adopted the provisions of FASB ASU 2010-06, and it does not have an impact on its financial condition or results of operations, as it is a disclosure standard.

2.	Loans and allowance for loan losses

Loans are summarized as follows at December 31.

Loans	2010	2009
Consumer	$190,081,160	$193,910,007
Medallion	260,808,393	160,402,960
Commercial:
Asset-based	67,593,066	66,333,326
Construction	5,275,581	4,716,052
Other commercial	705,372	1,490,611

Total commercial	73,574,019	72,539,989
Deferred loan acquisition costs, net	5,528,112	5,553,174

Total loans	$529,991,684	$432,406,130

Changes in the allowance for loan losses are summarized as follows.

Balance at 12/31/07	$7,311,430
Provision for loan losses	11,300,146
Loan charge-offs	(9,565,538)
Recoveries	1,761,779

Balance at 12/31/08	10,807,817
Provision for loan losses	14,770,611
Loan charge-offs	(15,049,272)
Recoveries	3,024,102

Balance at 12/31/09	13,553,258
Provision for loan losses	12,137,566
Loan charge-offs	(15,090,072)
Recoveries	3,013,206

Balance at 12/31/10	$13,613,958

The loan charge-offs and recoveries resulted primarily from the consumer portfolio.

The composition of and changes in the allowance for credit losses and recorded investment in loans were as follows for the year ended as of December 31, 2010.

	Medallion	Asset-based and commercial	Construction	Consumer	Total
Balance at 12/31/09	$724,477	$995,000	$319,605	$11,514,176	$13,553,258
Provision for loan losses	534,576	18,894	494,955	11,089,141	12,137,566
Loan charge-offs	—	—	(739,430)	(14,350,642)	(15,090,072)
Recoveries	—	—	—	3,013,206	3,013,206

Balance at 12/31/10	$1,259,053	$1,013,894	$75,130	$11,265,881	$13,613,958

Individually evaluated for impairment	$—	$1,013,894	$75,130	$—	$1,089,024
Collectively evaluated for impairment	1,259,053	—	—	11,265,881	12,524,934
Loans acquired with deteriorated credit quality	—	—	—	—	—

Loan balances at 12/31/10	$260,808,393	$68,298,438	$5,275,581	$190,081,160	$524,463,572

Individually evaluated for impairment	—	68,298,438	5,275,581	—	73,574,019
Collectively evaluated for impairment	260,808,393	—	—	190,081,160	450,889,553
Loans acquired with deteriorated credit quality	—	—	—	—	—

See Note 1 to the financial statements, which describes the nature of the portfolios, their collection and income recognition processes, and the methodology used to assess the adequacy of the allowance.

The medallion and asset-based loan portfolios are primarily collateral-based lending, whereby the collateral value exceeds the amount of the loan, providing sufficient excess collateral to protect against losses to the Bank. The adequacy of these amounts is demonstrated by the minimal loss experience in these portfolios since the Bank’s inception. Generally, these portfolios are analyzed and evaluated in the aggregate, as a pool of loans, until becoming nonperforming, at which time they receive more individualized attention.

The consumer loan portfolio is primarily customer driven, whereby borrowers are assessed a score based on income level, home ownership, FICO score, and other factors weighted in a credit scoring model that determines whether a borrower is qualified. Loan losses in this portfolio fluctuate with economic conditions, and can range widely over time. The consumer loan portfolio is analyzed and evaluated in the aggregate, as a pool of loans.

Other commercial or construction loans are infrequent, and made on a case by case basis, after performing thorough borrower review, credit, and collateral checks. The risks associated with these types of loans is individual to that particular credit, and they are monitored and tracked closely.

Allocations for the allowance for credit losses may be made for specific loans, but the allowance is general in nature and is available to absorb losses from any loan type.

The following table provides a summary of the loan portfolio by its performance status and by type.

	Performing		Nonperforming		Total
	2010	2009	2010	2009	2010	2009
Medallion	$260,808,393	$160,402,960	$—	$—	$260,808,393	$160,402,960
Asset-based and commercial	68,298,438	67,823,937	—	—	68,298,438	67,823,937
Construction	4,946,581	3,592,052	329,000	1,124,000	5,275,581	4,716,052
Consumer	187,395,160	190,589,007	2,686,000	3,321,000	190,081,160	193,910,007

Total	$521,448,572	$422,407,956	$3,015,000	$4,445,000	$524,463,572	$426,852,956

The following table provides additional information on attributes of the nonperforming loan portfolio.

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—	$—
Asset –based and commercial	—	—	—	—	—
Construction	267,000	267,000	—	602,627	—
Consumer	—	—	—	—	—
With an allowance recorded
Medallion	—	—	—	—	—
Asset –based and commercial	—	—	—	—	—
Construction	62,396	62,396	936	62,396	4,078
Consumer	2,686,000	2,686,000	159,047	2,770,412	238,640

Total
Medallion	—	—	—	—	—
Asset –based and commercial	—	—	—	—	—
Construction	329,396	329,396	936	665,023	4,078
Consumer	$2,686,000	$2,686,000	$159,047	$2,770,412	$238,640

The table below shows the aging of all loan types as of December 31, 2010.

	Days Past Due				Current	Total	Recorded Investment >90 Days and Accruing
	31-60	61-90	90 +	Total Past Due
Medallion loans	$399,942	$—	$194,348	$594,290	$260,214,103	$260,808,393	$194,348
Asset –based and commercial loans	—	—	—	—	68,298,438	68,298,438	—
Construction loans	—	—	329,396	329,396	4,946,185	5,275,581	—
Consumer loans	7,980,517	2,445,193	1,722,636	12,148,346	177,932,814	190,081,160	—

Total	$8,380,459	$2,445,193	$2,246,380	$13,072,032	$511,391,540	$524,463,572	$194,348

3.	Investment securities

Fixed maturity securities available-for-sale at December 31, 2010 consist of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$19,491,568	$374,432	$215,580	$19,650,420
State and municipalities	1,151,570	2,873	17,910	1,136,533

Total	$20,643,138	$377,305	$233,490	$20,786,953

Fixed maturity securities available-for-sale at December 31, 2009 consist of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$18,073,870	$280,066	$138,807	$18,215,129
State and municipalities	2,895,000	8,712	58,228	2,845,484

Total	$20,968,870	$288,778	$197,035	$21,060,613

The amortized cost and estimated market value of investment securities as of December 31, 2010 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Market Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	4,094,307	4,165,088
Due after ten years	16,548,831	16,621,865

Total	$20,643,138	$20,786,953

Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Over Twelve Months
December 31, 2010	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$215,580	$4,910,469	$—	$—
State and municipalities	17,910	482,090	—	—

Total	$233,490	$5,392,559	$—	$—

	Less than Twelve Months		Over Twelve Months
December 31, 2009	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$138,807	$4,070,002	—	—
State and municipalities	47,913	1,497,087	$10,315	$489,685

Total	$186,720	$5,567,089	$10,315	$489,685

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

4.	Fixed assets

Fixed assets and their related useful lives at December 31 were as following.

	Useful lives	2010	2009
Computer software	3 years	$121,657	$117,153
Furniture and fixtures	5-10 years	95,740	92,895
Leasehold improvements	3-5 years	75,568	75,568
Equipment	5 years	61,022	58,483
Telephone equipment	3 years	36,846	36,846
Deposit system	3 years	13,975	13,975

		404,808	394,920
Less accumulated depreciation and amortization		(314,712)	(256,502)

Net fixed assets		$90,096	$138,418

Depreciation expense was $58,000, $73,000, and $81,000 for the years ended December 31, 2010, 2009, and 2008.

5.	Deposits and federal funds purchased

At December 31, 2010 the scheduled maturities of all time deposits were as follows.

2011	$355,219,000
2012	43,389,000
2013	67,349,000

Total	$465,957,000

All time deposits are in denominations of less than $100,000 and have been originated through Certificate of Deposit Broker relationships. The weighted average interest rate of deposits outstanding at December 31, 2010 was 1.34%.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. Deposits are raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee of 0.15% to 0.50% is paid, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2010 and 2009 was $883,000 and $670,000, and $1,007,000, $1,069,000, and $956,000 was amortized to interest expense during 2010, 2009, and 2008. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

At December 31, 2010, the Bank had unsecured Federal Funds lines with correspondent banks of $30,000,000, of which $3,000,000 was borrowed at December 31, 2010.

6.	Income taxes

The components of the provisions for income taxes were as follows for the years ended December 31,

	2010	2009	2008
Current
Federal	$5,746,992	$4,175,929	$2,979,078
State	947,996	688,800	476,433
Deferred
Federal	19,971	(1,050,974)	(592,725)
State	2,937	(154,555)	(87,165)

Net provision for income taxes	$6,717,896	$3,659,200	$2,775,621

The following table reconciles the provision for income taxes to the US federal statutory income tax rate for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
US federal statutory tax rate	34.0%	34.0%	34.0%
State taxes	3.5	4.5	5.6
Prior year under (over) accrual	—	(1.0)	—
Other	(0.1)	(1.4)	0.3

Effective income tax rate	37.4%	36.1%	39.9%

The Bank files its tax returns on a separate company basis.

Deferred tax and other asset balances reflected in the balance sheet were as follows as of December 31,

	2010	2009
Provision for loan losses	$5,077,949	$5,055,307
Deferred loan acquisition costs	(2,138,361)	(2,118,211)
Unrealized (gains) losses on investments	(53,931)	(34,404)
Other	(131,448)	(106,048)

Net deferred tax asset (liability)	2,754,209	2,796,644
Overpayment of estimated taxes	2,224,364	476,162

Net deferred tax and other assets	$4,978,573	$3,272,806

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC Topic 740, “Income Taxes.” Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based on these considerations, no valuation allowance was deemed necessary as of December 31, 2010 and 2009.

The Bank has filed US Federal tax returns as well as tax returns with the State of Utah. Tax years 2007 through the present are open for examination.

7.	Other transactions with affiliates

The Bank’s taxi medallion, asset-based commercial, and certain other construction loans aggregated $332,053,000 and $229,810,000 at December 31, 2010 and 2009. These loans are originated and serviced by the affiliates. The Bank paid $2,094,000, $1,805,000, and $1,492,000 for loan servicing fees to Medallion for 2010, 2009, and 2008, and also in 2010, paid $412,000 to another Medallion affiliate. Origination fees of $819,000, $849,000, and $804,000 that were capitalized as deferred costs were recognized as interest income by Medallion for 2010, 2009, and 2008. Amortization costs were $1,133,000, $717,000, and $680,000 for 2010, 2009, and 2008.

At December 31, 2010 and 2009, the Bank owed $992,000 and $630,000 to affiliates for origination fees, monthly servicing fees on loans, charges for corporate overhead, legal and business development expenses due to the affiliates, partially offset by payments due the Bank from collection of loan payments by affiliates. The Bank reimbursed the parent for expenses incurred on its behalf of $509,000, $215,000, and $192,000 for 2010, 2009, and 2008.

8.	401(k) plan

The Bank participates in the 401(k) plan offered by Medallion. The 401(k) Plan covers all full and part-time employees of the Bank who have attained the age of 21 and have a minimum of one year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided however, that employees’ contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. At the discretion of Medallion’s Board of Directors, the Bank can provide for employer matching contributions. Medallion has elected to match employee contributions up to one-third of the employee’s contribution, but not greater than 2% of the portion of the employee’s annual salary eligible for 401(k) benefits. For the years ended December 31, 2010, 2009, and 2008, the Bank provided $15,000, $14,000, and $20,000 in employer matching, which amount is included in salaries and benefits expense on the accompanying statement of operations.

9.	Commitments and contingencies

Loans – At December 31, 2010, the Bank had commitments to extend credit of $34,089,000 to asset-based customers as long as there is no violation of any condition established in the contract. The Bank had commitments to extend credit of $471,000 to taxi medallion customers for unfunded amounts.

Leases – The Bank leases office space under a non-cancelable operating lease that expires November 2012. Rental expense related to the lease was $127,000, $130,000, and $120,000 for the years ended December 31, 2010, 2009, and 2008. The Bank has the option to extend the lease term for an additional five years.

Future minimum lease payments under this operating lease as of December 31, 2010 were as follows:

2011	$129,208
2012	121,691

Total	$250,899

10.	Capital requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As of December 31, 2010, the Bank’s Tier 1 leverage capital ratio was 17.0%.

The Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009, and the regulatory minimum ratios are presented in the following tables.

	As of December 31, 2010		As of December 31, 2009		Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to average assets)	$93,866,000	17.0%	$88,811,000	19.5%	4.0%	5.0%
Tier 1 Capital (to risk-weighted assets)	93,866,000	17.2	88,811,000	20.0	4.0	6.0
Total Capital (to risk-weighted assets)	100,762,000	18.5	94,455,000	21.3	8.0	10.0

11.	Fair value of financial instruments

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

(a) Loans – Current fair value most closely approximates book value.

(b) Investments - The Bank’s investments are recorded at the estimated fair value of such investments.

(c) Cash – Book value equals market value.

(d) Floating rate borrowings - Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(e) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2010 and 2009, the estimated fair value of these off-balance-sheet instruments was not material.

(f) Fixed rate borrowings – Due to the short-term nature of these instruments, the carrying amount approximates fair value.

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Loans	$516,378	$516,378	$418,853	$418,853
Investment securities	20,787	20,787	21,061	21,061
Cash	16,980	16,980	13,340	13,340
Accrued interest receivable	3,171	3,171	3,350	3,350
Financial Liabilities
Funds borrowed	468,957	468,957	371,719	371,719
Accrued interest payable	1,155	1,155	1,508	1,508

12.	Fair value of assets and liabilities

The Company follows the provisions of FASB ASC Topic 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for a substantially all of its financial instruments at fair value or considers fair value in its measurement, in accordance with the accounting guidance for investment companies. See Note 1 “Fair value of financial instruments” and “Fair value of assets and liabilities” for a description of our valuation methodology which is unchanged during 2010.

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

Financial assets and liabilities recorded on the balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Bank has the ability to access (examples include active exchange-traded equity securities, exchange-traded derivatives, most US Government and agency securities, and certain other sovereign government obligations).

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

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009.

2010 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$20,787	$—	$20,787

(1)	Total unrealized gains of $33 were included in accumulated other comprehensive income (loss) for 2010 related to these assets.

2009 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$21,061	$—	$21,061

(1)	Total unrealized gains of $97 were included in accumulated other comprehensive income for 2009 related to these assets.

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 and 2009.

2010 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$2,855	$2,855

(1)	Total unrealized losses of $160 for impaired loans were included in income for 2010 related to these assets.

2009 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$3,984	$3,984

(1)	Total unrealized losses of $304 for impaired loans were included in income for 2009 related to these assets.

13.	Troubled Assets Relief Program (TARP)

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

The interim final rule promulgated pursuant to Section 111 of the EESA, as amended by the ARRA, prescribes certain standards for compensation and corporate governance for CPP participants, which include, among other things, (i) the repayment by the senior executive officers and the next twenty most highly compensated employees of any bonus, retention award, or incentive compensation if the payment was based on materially inaccurate financial information or other materially inaccurate performance metric criteria; (ii) the prohibition of any payment for departure from a CPP participant or change of control event of a CPP participant, other than a payment for services performed or benefits accrued, to the senior executive officers and the next five most highly compensated employees; (iii) the prohibition of the payment or accrual of any bonus, retention award, or incentive compensation to a CPP participant’s most highly compensated employee except through restricted stock with delayed vesting and subject to dollar limits; and (iv) the prohibition from providing tax gross-ups or other reimbursements for the payment of taxes to senior executive officers and the next twenty most highly compensated employees relating to severance payments, perquisites, or any other form of compensation. The interim final rule further requires (i) at least once every six months, the compensation committees of CPP participants to meet to discuss, evaluate, and review the CPP participant’s compensation plans and the risks these plans pose to the CPP participant and annually in the CPP participant’s proxy statement describe how such risks were limited and certify that the compensation committee has completed its reviews of the plans and provide such disclosures and certifications to the Treasury; (ii) CPP participants to disclose to the Treasury and their primary federal regulator on an annual basis, perquisites with a total value over $25,000 for any employee who is subject to the bonus prohibition; (iii) CPP participants to disclose to the Treasury and their primary federal regulator whether they have engaged a compensation consultant and indicate the types of services the compensation consultant or any of its affiliates has provided during the past three years, including any “benchmarking” or comparisons employed to identify certain percentile levels of compensation; (iv) CPP participants to adopt an excessive or luxury expenditures policy; (v) CPP participants to permit stockholders to vote on a non-binding resolution approving the institution’s compensation of executives; and (vi) the principal executive officer and principal financial officer of CPP participants to annually certify compliance of the CPP participant with Section 111 of EESA and provide these certifications as an exhibit to the CPP participant’s annual report on Form 10-K and to the Treasury.

14.	Subsequent Events

We have evaluated subsequent events that have occurred through March 11, 2011, the date of financial statement issuance.