Form 10-Q
period 2011-03-31
MEDALLION FINANCIAL CORP
filed 2011-05-06
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 6, 2011 was 17,468,973.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, trailers, and hearing aids. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 6%, and our commercial loan portfolio at a compound annual growth rate of 4% (11% and 9% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 11%. Total assets under our management, which includes assets serviced for third party investors and managed by Medallion Bank, were $1,118,773,000 as of March 31, 2011, and $1,093,379,000 and $1,026,536,000 as of December 31, 2010 and March 31, 2010, and have grown at a compound annual growth rate of 12% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $157,870,000 or $10.03 per share.

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

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2011.

Our consolidated balance sheet as of March 31, 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for the three months ended March 31, 2011 and 2010 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2011 and 2010, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2011	2010
Interest income on investments	$8,237	$7,904
Dividends and interest income on short-term investments (1)	1,023	1,027
Medallion lease income	337	299

Total investment income	9,597	9,230

Total interest expense (2)	3,502	3,514

Net interest income	6,095	5,716

Total noninterest income	409	796

Salaries and benefits	2,207	3,056
Professional fees	331	591
Occupancy expense	227	334
Other operating expenses (3)	898	299

Total operating expenses	3,663	4,280

Net investment income before income taxes (1) (4)	2,841	2,232
Income tax (provision) benefit	—	—

Net investment income after income taxes	2,841	2,232

Net realized gains (losses) on investments	9	(8,222)

Net change in unrealized depreciation on investments	(216)	(1,244)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	1,646	7,343

Net unrealized appreciation on investments	1,430	6,099

Net realized/unrealized gains (losses) on investments	1,439	(2,123)

Net increase in net assets resulting from operations	$4,280	$109

Net increase in net assets resulting from operations per common share
Basic	$0.25	$0.01
Diluted	0.24	0.01

Dividends declared per share	$0.17	$0.15

Weighted average common shares outstanding
Basic	17,400,233	17,575,877
Diluted	17,548,036	17,714,766

(1)	Includes $1,000 of dividend income for the three months ended March 31, 2011 and 2010 from Medallion Bank.
(2)	Average borrowings outstanding were $371,299 and $366,102, and the related average borrowing costs were 3.83% and 3.89% for the 2011 and 2010 first quarters.
(3)	Includes $495 of expense reversals related to the costs of winding up the operations of the SPAC’s in the 2010 first quarter that were reclassified to realized losses on investments, and $217 that was reversed as a result of favorable negotiations with the creditors of SPAC. See Notes 7 and 10 for additional information.
(4)	Includes $321 and $832 of net revenues received from Medallion Bank for the three months ended March 31, 2011 and 2010, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	UNAUDITED March 31, 2011	December 31, 2010
Assets
Medallion loans, at fair value	$310,499	$323,126
Commercial loans, at fair value (1)	74,406	76,866
Investment in Medallion Bank and other controlled subsidiaries, at fair value	79,935	78,735
Equity investments, at fair value	4,971	4,789
Investment securities, at fair value	—	—

Net investments ($250,971 at March 31, 2011 and $260,111 at December 31, 2010 pledged as collateral under borrowing arrangements)	469,811	483,516
Cash and cash equivalents ($0 at March 31, 2011 and December 31, 2010 restricted as to use by lender)	16,316	17,303
Accrued interest receivable	1,347	1,441
Fixed assets, net	356	419
Goodwill, net	5,069	5,069
Other assets, net	43,391	42,564

Total assets	$536,290	$550,312

Liabilities
Accounts payable and accrued expenses	$5,908	$5,102
Accrued interest payable	765	1,913
Funds borrowed	365,308	380,532

Total liabilities	371,981	387,547

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized – none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 19,061,059 shares at March 31, 2011 and 18,992,319 shares at December 31, 2010 issued)	190	190
Treasury stock at cost (1,592,086 shares at March 31, 2011 and December 31, 2010)	(14,225)	(14,225)
Capital in excess of par value	179,138	179,079
Accumulated undistributed net investment loss	(10,670)	(12,372)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	9,876	10,093

Total shareholders’ equity (net assets)	164,309	162,765

Total liabilities and shareholders’ equity	$536,290	$550,312

Number of common shares outstanding	17,468,973	17,400,233
Net asset value per share	$9.41	$9.35

(1)	Includes a $3,100 loan to an entity which is majority owned by one of our controlled subsidiaries.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2011	2010
Net investment income after income taxes	$2,841	$2,232
Net realized gains (losses) on investments	9	(8,222)
Net unrealized appreciation on investments	1,430	6,099

Net increase in net assets resulting from operations	4,280	109

Investment income, net	(2,795)	(2,636)
Realized gain from investment transactions, net	—	—

Dividends and distributions to shareholders (1)	(2,795)	(2,636)

Stock-based compensation expense	59	55
Treasury stock acquired	—	—

Capital share transactions	59	55

Total increase (decrease) in net assets	1,544	(2,472)
Net assets at the beginning of the period	162,765	162,977

Net assets at the end of the period (2)	$164,309	$160,505

Capital share activity
Common stock issued, beginning of period	18,992,319	18,990,119
Issuance of restricted stock	68,740	—

Common stock issued, end of period	19,061,059	18,990,119

Treasury stock, beginning of period	(1,592,086)	(1,414,242)
Treasury stock acquired	—	—

Treasury stock, end of period	(1,592,086)	(1,414,242)

Common stock outstanding	17,468,973	17,575,877

(1)	Dividends declared were $0.17 and $0.15 per share for the quarters ended March 31, 2011 and 2010.
(2)	Includes $4,455 of undistributed net investment income and $0 of undistributed net realized gains on investments at March 31, 2011.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$4,280	$109
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	346	293
Accretion of origination fees	(32)	(79)
Increase in net unrealized depreciation on investments	216	1,244
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(1,646)	(7,343)
Net realized (gains) losses on investments	(9)	8,222
Stock-based compensation expense	59	55
(Increase) decrease in accrued interest receivable	94	(33)
(Increase) decrease in other assets, net	(1,132)	243
Increase (decrease) in accounts payable and accrued expenses	806	(1,679)
Decrease in accrued interest payable	(1,148)	(1,321)

Net cash provided by (used for) operating activities	1,834	(289)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(67,464)	(30,937)
Proceeds from principal receipts, sales, and maturities of investments	82,190	42,155
Investments in Medallion Bank and other controlled subsidiaries, net	450	(437)
Capital expenditures	23	(40)

Net cash provided by investing activities	15,199	10,741

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	59,801	19,237
Repayments of funds borrowed	(75,026)	(40,614)
Issuance of SBA debentures	7,485
Repayments of SBA debentures	(7,485)
Payments of declared dividends	(2,795)	(2,636)

Net cash used for financing activities	(18,020)	(24,013)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(987)	(13,561)
Cash and cash equivalents, beginning of period	17,303	33,401

Cash and cash equivalents, end of period	$16,316	$19,840

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$4,345	$4,595
Cash paid during the period for income taxes	—	—
Non-cash investing activities – net transfer to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

In December 2008, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $206,703,000 at March 31, 2011, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,166,000 at March 31, 2011, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 18% and 17% of the investment portfolio at March 31, 2011 and December 31, 2010, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $1,986,000 and $1,669,000 at March 31, 2011 and December 31, 2010, and non-marketable securities of $2,985,000 and $3,120,000 in the comparable periods. The $79,935,000 and $78,735,000 related to portfolio investments in controlled subsidiaries at March 31, 2011 and December 31, 2010 were all non-marketable in each period. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 66% and 67% of the Company’s investment portfolio at March 31, 2011 and December 31, 2010 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 74% were in New York City at March 31, 2011 and December 31, 2010. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (16% at March 31, 2011 and December 31, 2010) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, wholesaling, administrative and support services, accommodation and food services, and various other industries. More than 20% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 17%, 1%, and 0% at March 31, 2011 and 16%, 1%, and 0% at December 31, 2010.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 62% at March 31, 2011 and December 31, 2010 (76% in New York City at March 31, 2011 and December 31, 2010), commercial loans were 15% and 16%, and 19% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and hearing aids. Investment securities were 3% and 2% at March 31, 2011 and December 31, 2010, and equity investments (including investments in controlled subsidiaries) were 1%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2011 and December 31, 2010, net loan origination costs (fees) were $127,000 and ($27,000). Net amortization income for the three months ended March 31, 2011 and 2010 was $32,000 and $71,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At March 31, 2011 and December 31, 2010, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2011 and 2010.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At March 31, 2011, December 31, 2010, and March 31, 2010, total nonaccrual loans were $25,866,000, $22,477,000, and $22,546,000, and represented 6%, 5%, and 6% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

would have been recognized if the loans had been paying in accordance with their original terms was $11,663,000, $10,612,000, and $7,834,000 as of March 31, 2011, December 31, 2010, and March 31, 2010, of which $1,072,000 and $721,000 would have been recognized in the quarters ended March 31, 2011 and 2010.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $414,461,000 and $386,034,000 at March 31, 2011 and December 31, 2010, and included $350,882,000 and $332,053,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of March 31, 2011 and December 31, 2010. In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments was $9,876,000, $10,093,000, and $12,341,000 as of March 31, 2011, December 31, 2010, and March 31, 2010. Our investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the quarters ended March 31, 2011 and 2010.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2010	$—	($11,217)	$201	$21,109	$10,093
Net change in unrealized
Appreciation on investments	—	—	310	—	310
Depreciation on investments	—	(533)	6	—	(527)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2011	$—	($11,750)	$517	$21,109	$9,876

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2009	$—	($4,236)	($8,101)	$18,956	$6,619
Net change in unrealized
Appreciation on investments	—	—	162	1,516	1,678
Depreciation on investments	—	(3,678)	(510)	—	(4,188)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments (1)	—	—	8,232	—	8,232

Balance March 31, 2010	$—	($7,914)	($217)	$20,472	$12,341

(1)	Represents the $7,725 of writeoffs related to the investments in SPAC and SPAC 2. See Note 10 for additional information on these investments.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the quarters ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$310	$162
Unrealized depreciation	(526)	(3,681)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries (1)	1,646	7,343
Realized gains	—	—
Realized losses (2)	—	759
Unrealized gains on foreclosed properties	—	1,516

Total	$1,430	$6,099

Net realized gains (losses) on investments
Realized gains	$—	$—
Realized losses (3)	—	(8,232)
Other gains	—	—
Direct recoveries	9	10
Realized gains on foreclosed properties	—	—

Total	$9	($8,222)

(1)	Includes $6,966 of net unrealized depreciation related to the investment in SPAC, including $508 that was recorded during the 2010 first quarter, that was reversed during the 2010 first quarter upon the writeoff of the SPAC investment.
(2)	Reflects the writeoff of the investment in SPAC 2 in the 2010 first quarter.
(3)	Represents the writeoffs related to the investments in SPAC and SPAC 2 in the 2010 first quarter. See Note 10 for additional information on these investments.

The following table provides additional information on attributes of the nonperforming loan portfolio as of March 31, 2011.

(Dollars in thousands)	Recorded Investment (1)	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—
Commercial	$25,866	$31,985	$24,222	$212

(1)	As of March 31, 2011, $11,628 of unrealized depreciation has been recorded as a valuation allowance with regards the impaired commercial loans.

The table below shows the aging of medallion and commercial loans as of March 31, 2011.

	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	90 +	Total	Current	Total
Medallion loans	$2,220	$861	$—	$3,081	$307,064	$310,145	$—

Commercial loans
Secured mezzanine	—	—	9,391	9,391	58,380	67,771	—
Asset-based receivable	—	—	—	—	8,126	8,126	—
Other secured commercial	—	149	985	1,134	9,352	10,486	—

Total commercial loans	—	149	10,376	10,525	75,858	86,383	—

Total	$2,220	$1,010	$10,376	$13,606	$382,922	$396,528	$—

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

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $41,000 and $53,000 for the quarters ended March 31, 2011 and 2010.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $228,000 and $240,000 for the quarters ended March 31, 2011 and 2010. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off, including $485,000 related to costs associated with a cancelled equity offering, written off in the 2010 third and fourth quarters. The amounts on the balance sheet for all of these purposes were $2,930,000, $2,854,000, and $3,735,000 as of March 31, 2011, December 31, 2010, and March 31, 2010.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2009 and 2008, and anticipates qualifying and filing as a RIC for 2010. As a result, no provisions for income taxes have been recorded for the three months ended March 31, 2011 and 2010. State and local tax treatment follows the federal model.

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

The Company has filed tax returns in many states. Federal, New York State, and New York City tax filings of the Company for the tax years 2007 through the present are the more significant filings that are open for examination.

Medallion Bank is not a RIC and is taxed as a regular corporation. Fin Trust, Medallion Funding LLC, Trust II, and Trust III are not subject to federal income taxation, instead their taxable income is treated as having been earned by the Company.

Net Increase in Net Assets Resulting from Operations per Share (EPS)

Basic earnings per share are computed by dividing net increase in net assets resulting from operations available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised, or if restricted stock vests, and has been computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and restricted stock. The Company uses the treasury stock method to calculate diluted EPS, which is a method of recognizing the use of proceeds that could be obtained upon exercise of options and warrants, including unvested compensation expense related to the shares, in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Net increase in net assets resulting from operations available to common shareholders	$4,280	$109

Weighted average common shares outstanding applicable to basic EPS	17,400,233	17,575,877
Effect of dilutive stock options	145,231	138,889
Effect of restricted stock grants	2,572	—

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,548,036	17,714,766

Basic earnings per share	$0.25	$0.01
Diluted earnings per share	0.24	0.01

Potentially dilutive common shares excluded from the above calculations aggregated 988,234 and 1,044,935 shares as of March 31, 2011 and 2010.

Stock Compensation

The Company follows FASB Accounting Standard Codification Topic 718 (ASC 718), “Compensation – Stock Compensation”, for its stock option and restricted stock plans, and accordingly, the Company recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected in net increase in net assets resulting from operations, for both any new grants, as well as for all unvested options outstanding at December 31, 2005, in both cases using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option. Stock-based employee compensation costs pertaining to restricted stock are reflected in net increase in net assets resulting from operations for any new grants, using the grant date fair value of the shares granted, expensed over the vesting period of the underlying stock.

The Company elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During the three months ended March 31, 2011 and 2010, the Company issued 68,740 shares and no shares of stock-based compensation awards, and recognized $59,000 and $55,000, or $0.00 per diluted common share for each period, of non-cash stock-based compensation expense related to the grants. As of March 31, 2011, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $597,000, which is expected to be recognized over the next twelve quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. Beginning in 2009, the Company entered into contracts to purchase interest rate caps on $417,000,000 of notional value of principal from various multinational banks, of which $175,000,000 are active with termination dates ranging to March 2013. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases of $391,000 were generally fully expensed when paid, including $77,000 and $0 for the quarters ended March 31, 2011 and 2010, and all are carried at $0 on the balance sheet at March 31, 2011.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statements of operations and other valuation adjustments on other controlled subsidiaries for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Statement of operations
Investment income	$12,271	$11,073
Interest expense	1,806	1,918

Net interest income	10,465	9,155
Noninterest income	136	195
Operating expenses	3,436	2,431

Net investment income before income taxes	7,165	6,919
Income tax provision	(1,915)	(1,130)

Net investment income after income taxes	5,250	5,789
Net realized/unrealized losses of Medallion Bank	(2,168)	(3,807)

Net increase in net assets resulting from operations of Medallion Bank	3,082	1,982
Unrealized depreciation on Medallion Bank (1)	(1,299)	(1,332)
Net realized/unrealized gains (losses) of controlled subsidiaries other than Medallion Bank	(137)	6,693

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$1,646	$7,343

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of March 31, 2011 and December 31, 2010.

(Dollars in thousands)	2011	2010
Loans	$536,755	$516,378
Investment securities, at fair value	23,548	20,787

Net investments ($0 pledged as collateral under borrowing arrangements at March 31, 2011 and December 31, 2010) (1)	560,303	537,165
Cash ($0 at March 31, 2011 and December 31, 2010 restricted as to use by lender)	25,077	16,980
Other assets, net	12,380	14,504

Total assets	$597,760	$568,649

Other liabilities	$3,403	$2,519
Due to affiliates	753	1,113
Deposits and federal funds purchased, including accrued interest payable	496,916	470,112

Total liabilities	501,072	473,744
Medallion Bank equity (2)	96,688	94,905

Total liabilities and equity	$597,760	$568,649

Investment in other controlled subsidiaries	$3,992	$4,727
Total investment in Medallion Bank and other controlled subsidiaries	$79,935	$78,735

(1)	Included in Medallion Bank’s net investments is $284 and $330 for purchased loan premium at March 31, 2011 and December 31, 2010.
(2)	Includes $21,498 of preferred stock issued to the US Treasury under the Troubled Asset Relief Program (TARP).

        The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At March 31, 2011 and December 31, 2010, the net premium on investment securities totaled

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

$171,000 and $164,000, and $12,000 and $24,000 was amortized into interest income for the quarters ended March 31, 2011 and 2010.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At March 31, 2011, $2,500,000 or 1% of consumer loans, and no commercial or medallion loans were on nonaccrual, compared to $2,686,000 or 1% of consumer loans, $329,000 or less than 1% of commercial loans, and no medallion loans on nonaccrual at December 31, 2010, and $2,187,000 or 1% of consumer loans, $1,124,000 or 2% of commercial loans, and no medallion loans on nonaccrual at March 31, 2010. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $104,000, $138,000, and $201,000 as of March 31, 2011, December 31, 2010, and March 31, 2010.

Medallion Bank’s loan and investment portfolios are assessed for collectability on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. The consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000, of which $46,000 and $57,000 was amortized into interest income in the quarters ended March 31, 2011 and 2010. The premium amount on the balance sheet was $284,000 and $330,000 at March 31, 2011 and December 31, 2010. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described previously in Note 2.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.15% to 0.50%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at March 31, 2011 and December 31, 2010 was $995,000 and $883,000, and $264,000 and $250,000 was amortized to interest expense during the quarters ended March 31, 2011 and 2010. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending March 31,						March 31, 2011	December 31, 2010	Interest Rate (1)
(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter
Deposits	$346,243	$54,438	$94,783	$—	$—	$—	$495,464	$468,957	1.31%

(1)	Weighted average contractual rate as of March 31, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, that the Tier I Leverage Capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

for continued growth, the Company periodically makes capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to the Company of $1,000,000 in each of the 2011 and 2010 first quarters.

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

The following table represents Medallion Bank’s actual capital amounts and related ratios as of March 31, 2011 and December 31, 2010, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of March 31, 2011, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory		March 31, 2011	December 31, 2010
(Dollars in Thousands)	Minimum	Well-capitalized
Tier I capital	—	—	$95,326	$93,866
Total capital	—	—	102,489	100,762
Average assets	—	—	573,514	552,603
Risk-weighted assets	—	—	566,255	544,935
Leverage ratio (1)	4%	5%	16.7%	17.0%
Tier I capital ratio (2)	4	6	16.8	17.2
Total capital ratio (2)	8	10	18.1	18.5

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending March 31,						March 31, 2011	December 31, 2010	Interest Rate (1)
(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter
Revolving lines of credit	$—	$—	$177,239	$—	$—	$—	$177,239	$180,204	1.27%
SBA debentures	4,500	19,300	9,150	10,000	10,315	26,985	80,250	80,250	5.55%
Notes payable to banks	12,647	28,349	22,326	171	10,452	874	74,819	87,078	4.32%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.68%

Total	$17,147	$47,649	$208,715	$10,171	$20,767	$60,859	$365,308	$380,532	3.41%

(1)	Weighted average contractual rate as of March 31, 2011.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $177,239,000 was outstanding at March 31, 2011. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.24% at March 31, 2011) plus 0.75%, or 90 day LIBOR (0.30% at March 31, 2011) plus 0.50%; plus 0.95%.

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

(B) SBA DEBENTURES

In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of March 31, 2011, $106,985,000 of commitments had been fully utilized, and $5,000,000 was available for borrowing.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

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

(C) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into (i) note agreements and (ii) participation agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower. The Company believes the participation agreements represent legal true sales of the loans to the lender, but for accounting purposes these participations are treated as financings, and are included in funds borrowed as shown on our consolidated balance sheets. The table below summarizes the key attributes of our various borrowing arrangements with banks as of March 31, 2011.

(Dollars in thousands)
Borrower	# of Banks /Notes	Note Dates	Maturity Dates	Type	Note Amounts	Balance Outstanding at March 31, 2011	Monthly Payment	Average Interest Rate at March 31, 2011	Interest Rate Index (1)
The Company	3/7	1/09 – 1/11	4/11 - 1/16	Participated loans treated as financings	$20,396	$20,328	Proportionate to the payments received on the participated loans	4.90%	N/A
The Company	1/1	3/11	6/12 - 3/14	Revolving line of credit secured by pledged loans	25,000	19,000	Interest only	3.00% + 0.25% unused fee	LIBOR + 2.00%, minimum rate of 3.00%
Medallion Chicago	3/28	12/10	12/13 - 12/15	Term loans secured by owned Chicago medallions (2)	18,398	18,305	$108 principal & interest	5.00%	N/A
MFC	7/12	3/09 – 10/10	7/11 - 2/17	Participated loans treated as financings (3)	17,517	17,186	Proportionate to the payments received on the participated loans	4.38%	4.38% (4)
MFC	2/2	1/05 – 3/11	5/11 – 3/12	Revolving line of credit secured by pledged loans (5)	18,000	—	Interest only	3.33%	Prime + 0.50% or LIBOR + 2.00%, minimum rate of 3.00%

					$99,311	$74,819

(1)	At March 31, 2011, 30 day LIBOR was 0.24%, 360 day LIBOR was 0.78%, and the prime rate was 3.25%.
(2)	$11,082 guaranteed by the Company.
(3)	$4,227 guaranteed by the Company.
(4)	Generally, each of these notes reprice on their one year anniversary date at the greater of the current interest rate, or the prime rate plus an index, which ranges from 0.25% to 1.375%. One $891 loan remains fixed to term at 5.50%, and one $674 loan remains fixed to term at 4.125%.
(5)	Guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.30% at March 31, 2011) plus 2.13%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At March 31, 2011, $33,000,000 was outstanding on the preferred securities. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor.

(E) COVENANT COMPLIANCE

In the normal course of business, the Company and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in loan restrictions. Certain of our debt agreements contain restrictions that require the Company to

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

maintain certain financial ratios, including debt to equity and minimum net worth. In addition, the Company’s wholly-owned subsidiary Medallion Bank is subject to regulatory requirements related to the declaration of dividends (see Note 3).

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At March 31, 2011, 160,153 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the 2006 Director Plan. At March 31, 2011, no shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock that, at the time of issuance, is subject to certain forfeiture provisions, and thus are restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of March 31, 2011, 731,260 shares of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

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

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At March 31, 2011, 1,479,031 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,251,009 options were exercisable, and there were 68,740 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the 2011 and 2010 first quarters. The following assumption categories are used to determine the value of any option grants.

Three Months Ended March 31,
	2011	2010
Risk free interest rate	NA	NA
Expected dividend yield	NA	NA
Expected life of option in years (1)	NA	NA
Expected volatility (2)	NA	NA

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the periods ended March 31, 2011 and December 31, 2010.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,475,932	$3.50-17.94	$8.93
Granted	68,500	7.17-8.21	8.06
Cancelled	(46,264)	9.22-17.94	13.79
Exercised	(2,200)	4.85	4.85

Outstanding at December 31, 2010	1,495,968	3.50-14.63	8.75
Granted	—	—	—
Cancelled	(16,937)	9.22-14.63	14.54
Exercised (1)	—	—	—

Outstanding at March 31, 2011 (2)	1,479,031	$3.50-13.06	$8.68

Options exercisable at March 31, 2011 (2)	1,251,009	$3.50-13.06	$8.71

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 for the 2011 and 2010 first quarters.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2011 and the related exercise price of the underlying options, was $1,581,000 for outstanding options and $1,475,000 for exercisable options as of March 31, 2011.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan for the periods ended March 31, 2011 and December 31, 2010.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2009	—	$—	$—
Granted	—	—	—
Cancelled	—	—	—
Vested (1)	—	—	—

Outstanding at December 31, 2010	—	—	—
Granted	68,740	7.99	7.99
Cancelled	—	—	—
Vested (1)	—	—	—

Outstanding at March 31, 2011 (2)	68,740	$7.99	$7.99

(1)	The aggregate fair value of the restricted stock vested was $0 for the 2011 and 2010 first quarters.
(2)	The aggregate fair value of the restricted stock was $604,000 as of March 31, 2011.

The following table presents the activity for the unvested options outstanding under the plan for the quarter ended March 31, 2011.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2010	263,161	$7.17-11.21	$8.83
Granted	—	—	—
Cancelled	—	—	—
Vested	(35,139)	9.99-11.21	10.73

Outstanding at March 31, 2011	228,022	$7.17-9.24	$8.54

The intrinsic value of the options vested was $0 for the 2011 first quarter.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2011 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding			Options Exercisable
		Weighted average			Weighted average
Range of Exercise Prices	Shares at March 31, 2011	Remaining contractual life in years	Exercise price	Shares at March 31, 2011	Remaining contractual life in years	Exercise price
$ 3.50-5.51	348,797	1.29	$4.91	348,797	1.29	$4.91
6.89-13.06	1,130,234	5.83	9.84	902,212	5.32	10.17

$ 3.50-13.06	1,479,031	4.76	8.68	1,251,009	4.20	8.71

The following table summarizes information regarding restricted stock outstanding at March 31, 2011 under the 2009 Employee Restricted Stock Plan.

	Restricted Stock Outstanding
		Weighted average
Range of Grant Prices	Shares at March 31, 2011	Remaining vesting period in years	Grant price
$7.99	68,740	2.89	$7.99

(6) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Servicing fees	$141	$635
Prepayment fees	124	91
Late charges	96	44
Other	48	26

Total noninterest income	$409	$796

The decrease in servicing fees in 2011 primarily reflected the absence of servicing fees from Medallion Bank, which are reflected as income earned by MSC, an unconsolidated portfolio investment of the Company, beginning in December 2010. Prepayment fees increased in the 2011 first quarter compared to the 2010 first quarter due to a higher level of prepayment activity as interest rates appear to have bottomed.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

The major components of other operating expenses were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Travel, meals, and entertainment	$244	$162
Miscellaneous taxes	118	219
Directors’ fees	115	138
Office expense	64	88
Investment and referral expense	49	44
Telephone	45	65
Depreciation and amortization	41	53
Insurance	40	49
Loan collection costs and other investment costs	25	(690)
Other expenses	157	171

Total other operating expenses	$898	$299

Travel, meals, and entertainment increased due to an increase in investment development activities. Miscellaneous taxes were lower in the 2011 first quarter due to higher franchise and excise taxes in the prior year. Loan collection and other investment costs increased over 2010 first quarter reflecting a $495,000 expense reversal related to the costs of winding up the operations of the SPAC’s in the 2010 first quarter that were reclassified to realized losses on investments, and $217,000 that was reversed as a result of favorable negotiations with the creditors of SPAC.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2011	2010
Net share data
Net asset value at the beginning of the period	$9.35	$9.27
Net investment income	0.16	0.13
Income tax (provision) benefit	—	—
Net realized losses on investments	—	(0.46)
Net change in unrealized appreciation on investments	0.08	0.34

Net increase in net assets resulting from operations	0.24	0.01
Issuance of common stock	(0.03)	—
Repurchases of common stock	—	—
Distribution of net investment income	(0.16)	(0.15)
Distribution of net realized gains on investments	—	—
Other	0.01	—

Total increase (decrease) in net asset value	0.06	(0.14)

Net asset value at the end of the period (1)	$9.41	$9.13

Per share market value at beginning of period	$8.20	$8.17
Per share market value at end of period	8.79	7.96
Total return (2)	37%	(3%)

Ratios/supplemental data
Average net assets	$164,164	$162,806
Total expense ratio (3) (4) (5)	18%	19%
Operating expenses to average net assets (4) (5)	9.05	11
Net investment income after taxes to average net assets (5)	7.02	5.56

(1)	Includes $0.26 and $0.27 of undistributed net investment income per share and $0.00 of undistributed net realized gains per share as of March 31, 2011 and 2010.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	Includes $495 of expense reversals related to the costs of winding up the operations of the SPAC’s in the 2010 first quarter that were reclassified to realized losses on investments, and $217 that was reversed as a result of favorable negotiations with the creditors of SPAC. Excluding these amounts, the total expense ratio was 21% and the operating expense ratio was 12%.
(5)	In December 2010, MSC assumed our servicing obligations, and as a result, servicing fee income of $1,356 and operating expenses of $1,086, which formerly were the Company’s were now MSC’s for the quarter ended March 31, 2011. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 20%, 12%, and 7.69%

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2011, the FASB issued Accounting Standards Update 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02). ASU 2011-02 amends Topic 310 by requiring that a credit, when evaluating whether a restructuring constitutes a troubled debt restructuring, separately conclude that both the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. ASU 2011-02 is effective for the first interim or annual reporting period beginning on or after June 15, 2011, and is to be applied retrospectively to the beginning of the annual period of adoption. The Company does not expect the adoption of ASU 2011-02 to have an impact on its financial condition or results of operation.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force,” the objective of which was to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The update specifies that a public entity which presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only. The amendments in this update are applicable to any public entity which enters into business combinations that are material on an individual or aggregate basis and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 with early adoption permitted. Adoption of ASU 2010-29 has not had an impact on the financial condition of the Company as it only amends future pro forma disclosures of material business combinations.

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

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were $28,000 and $98,000 for the 2011 and 2010 first quarters.

At March 31, 2011, December 31, 2010 and March 31, 2010, we serviced $350,882,000, $332,053,000, and $241,383,000 in loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Loan origination fees	$255	$197
Reimbursement of operating expenses	61	79
Servicing fees	5	556
Interest income	—	—

Total other income	$321	$832

In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, in the 2011 first quarter, $1,356,000 of servicing fee income was earned by MSC.

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

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

The Company had agreed to indemnify the SPAC in the event of the SPAC’s liquidation for all claims of any vendors, service providers, or other entities that are owed money by the SPAC for services rendered or contracted for, or for products sold to the SPAC, including claims of any prospective acquisition targets. At December 31, 2009, the SPAC’s liabilities exceeded its cash on hand by $1,581,000. The SPAC negotiated these liabilities downwards, and obtained forbearance from those associated with a failed deal, and during 2010, $1,292,000 of the expenses were paid, $310,000 were forgiven, including $495,000 and $217,000, respectively, in the 2010 first quarter, and there were no remaining claims outstanding.

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

(a) Investments – The Company’s investments are recorded at the estimated fair value of such investments.

(b) Floating rate borrowings – Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(c) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At March 31, 2010 and December 31, 2009, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings – The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$469,811	$469,811	$483,516	$483,516

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

Cash	16,316	16,316	17,303	17,303
Accrued interest receivable	1,347	1,347	1,441	1,441
Financial liabilities
Funds borrowed	365,308	365,308	380,532	380,532
Accrued interest payable	765	765	1,913	1,913

(12) FAIR VALUE OF ASSETS AND LIABILITIES

The Company follows the provisions of FASB ASC Topic 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for substantially all of its financial instruments at fair value or considers fair value in its measurement, in accordance with the accounting guidance for investment companies. See Note 2 sections “Fair Value of Assets and Liabilities” and “Investment Valuation” for a description of our valuation methodology which is unchanged during 2011.

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

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

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2011

The following tables present Medallion’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

March 31, 2011 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$310,499	$310,499
Commercial loans	—	—	74,406	74,406
Investment in Medallion Bank and other controlled subsidiaries	—	—	79,935	79,935
Equity investments	286	—	4,685	4,971
Other assets	—	38,278	—	38,278

December 31, 2010 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$323,126	$323,126
Commercial loans	—	—	76,866	76,866
Investment in Medallion Bank and other controlled subsidiaries	—	—	78,735	78,735
Equity investments	280	—	4,509	4,789
Other assets	—	37,476	—	37,476

Included in level 3 investments in other controlled subsidiaries is the investment in Medallion Bank, MSC, and investments in start-up businesses engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of Medallion’s level 3 financial assets and liabilities for the quarters ended March 31, 2011 and 2010.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2010	$323,126	$76,866	$78,735	$4,509	$—
Gains (losses) included in earnings	—	(533)	2,646	311	—
Purchases, investments, and issuances	65,505	1,959	200	—	—
Sales, maturities, settlements, and distributions	(78,132)	(3,886)	(1,646)	(135)	—

March 31, 2011	$310,499	$74,406	$79,935	$4,685	$—

Amounts related to held assets (1)	$—	($533)	$2,646	$316	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of March 31, 2011.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2009	$321,915	$77,922	$71,736	$2,769	$—
Gains (losses) included in earnings	—	(3,679)	1,378	162	—
Purchases, investments, and issuances	30,795	141	484	—	—
Sales, maturities, settlements, and distributions	(41, 214)	(862)	(1,000)	—	—

March 31, 2010	$311,496	$73,522	$72,598	$2,931	$—

Amounts related to held assets (1)	$—	($3,678)	$1,378	$162	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of March 31, 2010.

(13) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through May 6, 2011, the date of financial statement issuance.

On May 1, 2011, MFC extended its revolving note agreement with New York Commercial Bank to May 1, 2012.

On April 28, 2011, the Company’s board of directors declared a $0.17 per share common stock dividend, payable on May 31, 2011 to shareholders of record on May 20, 2011.

On April 26, 2011, MFC entered into a revolving credit facility with Bank Hapoalim B.M. in the aggregate principal amount of $20,000,000. The facility terminates April 26, 2012 and is priced at a premium to the LIBOR.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, trailers, and hearing aids. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 6%, and our commercial loan portfolio at a compound annual growth rate of 4% (11% and 9% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 11%. Total assets under our management, which includes assets serviced for third party investors and managed by Medallion Bank, were $1,118,773,000 as of March 31, 2011, and $1,093,379,000 and $1,026,536,000 as of December 31, 2010 and March 31, 2010, and have grown at a compound annual growth rate of 12% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $157,870,000 or $10.03 per share.

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

In the 2010 fourth quarter, based on developments under the Code and after discussions with external advisers, our Board of Directors determined that the loans received in connection with our lending activities were “accounts or notes receivables acquired in the ordinary course of a trade or business for services” for purposes of Section 1221(a)(4) of the Code. As a result, commencing with the tax year beginning January 1, 2010, we intend to treat losses recognized on worthless loans as ordinary losses rather than as capital losses. Our Board of Directors further determined that we may take such position in tax returns subsequently filed without obtaining prior IRS approval.

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

	March 31, 2011		December 31, 2010		March 31, 2010
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	5.37%	$228,561	5.52%	$239,537	5.88%	$234,051
Chicago	6.59	33,793	6.68	34,762	6.87	26,654
Newark	7.75	19,559	7.81	19,777	7.95	20,956
Boston	6.76	17,843	6.74	18,237	7.07	20,975
Cambridge	6.72	5,462	6.72	5,501	7.12	3,387
Other	6.86	4,927	7.05	5,016	7.11	5,138

Total medallion loans	5.78	310,145	5.90	322,830	6.21	311,161

Deferred loan acquisition costs		354		296		335
Unrealized depreciation on loans		—		—		—

Net medallion loans		$310,499		$323,126		$311,496

Commercial loans
Secured mezzanine	14.13%	$67,771	14.16%	$68,299	14.07%	$61,005
Asset based	5.77	8,126	5.72	10,234	5.53	9,749
Other secured commercial	7.56	10,486	7.50	9,873	7.83	11,091

Total commercial loans	12.55	86,383	12.44	88,406	12.21	81,845

Deferred loan acquisition income		(227)		(323)		(409)
Unrealized depreciation on loans		(11,750)		(11,217)		(7,914)

Net commercial loans		$74,406		$76,866		$73,522

Investment in Medallion Bank and other controlled subsidiaries, net	5.00%	$79,935	5.08%	$78,735	5.51%	$72,598

Equity investments	1.50%	$4,454	1.48%	$4,588	2.32%	$3,393

Unrealized appreciation (depreciation) on equities		517		201		(217)

Net equity investments		$4,971		$4,789		$3,176

Investments securities	—%	$—	—%	$—	—%	$—

Investments at cost (2)	6.83%	$480,917	6.89%	$494,559	7.12%	$468,997

Deferred loan acquisition (income) costs		127		(27)		(74)
Unrealized appreciation (depreciation) on equities		517		201		(217)
Unrealized depreciation on loans		(11,750)		(11,217)		(7,914)

Net investments		$469,811		$483,516		$460,792

Medallion Bank investments
Medallion loans	5.41%	$279,170	5.57%	$260,808	6.10%	$171,087
Consumer loans	17.90	192,023	17.94	189,752	17.93	189,489
Commercial loans	5.83	73,718	5.84	73,574	5.84	73,427
Investment securities	3.26	23,182	3.32	20,479	3.36	19,009

Medallion Bank investments at cost (2)	9.60	568,093	9.83	544,613	10.89	453,012

Deferred loan acquisition costs		5,531		5,559		5,585
Unrealized appreciation (depreciation) on investment securities		195		144		280
Premiums paid on purchased securities		171		164		162
Unrealized depreciation on loans		(13,971)		(13,645)		(13,829)

Medallion Bank net investments		$560,019		$536,835		$445,210

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.77%, 8.86%, and 9.44% at March 31, 2011, December 31, 2010, and March 31, 2010.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Net investments at beginning of period	$483,516	$475,133
Investments originated	67,464	31,374
Repayments of investments	(82,640)	(42,155)
Net realized gains (losses) on investments (1)	9	(7,463)
Net increase in unrealized appreciation (depreciation) (2)	1,430	3,824
Accretion of origination costs	32	79

Net decrease in investments	(13,705)	(14,341)

Net investments at end of period	$469,811	$460,792

(1)	Excludes net realized losses of $759 for the quarter ended March 31, 2010, related to the investment in SPAC 2, which was carried in other assets on the consolidated balance sheet.
(2)	Excludes net unrealized appreciation of $1,516 for the quarter ended March 31, 2010, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet, and the reversal of unrealized depreciation of $759 for the quarter ended March 31, 2010, related to the realized loss of the SPAC 2 investment.

Portfolio Summary

Total Portfolio Yield

The weighted average yield of the total portfolio at March 31, 2011 was 6.83% (7.26% for the loan portfolio), a decrease of 6 basis points from 6.89% at December 31, 2010, and a decrease of 29 basis points from 7.12% at March 31, 2010. The weighted average yield of the total managed portfolio at March 31, 2011 was 8.57% (8.77% for the loan portfolio), a decrease of 10 basis points from 8.67% at December 31, 2010, and a decrease of 66 basis points from 9.23% at March 31, 2010. The decreases from 2010 reflected the general market condition of falling interest rates, the changes in the portfolio mix, and portfolio repricing.

Medallion Loan Portfolio

Our medallion loans comprised 66% of the net portfolio of $469,811,000 at March 31, 2010, compared to 67% of the net portfolio of $483,516,000 at December 31, 2010, and 67% of $460,792,000 at March 31, 2010. Our managed medallion loans of $589,304,000 comprised 62% of the net managed portfolio of $953,725,000 at March 31, 2011, compared to 62% of the net managed portfolio of $946,343,000 at December 31, 2010, and 58% of $837,087,000 at March 31, 2010. The medallion loan portfolio decreased by $12,627,000 or 4% in 2011 (an increase of $5,711,000 or 10% on a managed basis), primarily reflecting the movement of loans to Medallion Bank, and overall growth in the New York market. Total medallion loans serviced for third parties were $74,506,000, $63,933,000, and $106,995,000 at March 31, 2011, December 31, 2010, and March 31, 2010.

The weighted average yield of the medallion loan portfolio at March 31, 2011 was 5.78%, a decrease of 12 basis points from 5.90% at December 31, 2010, and a decrease of 43 basis points from 6.21% at March 31, 2010. The weighted average yield of the managed medallion loan portfolio at March 31, 2011 was 5.61%, a decrease of 14 basis points from 5.75% at December 31, 2010, and a decrease of 57 basis points from 6.18% at March 31, 2010. The decrease in yield primarily reflected the impact of falling interest rates in the economy and the effects of borrower refinancings. At March 31, 2011, 26% of the medallion loan portfolio represented loans outside New York, compared to 26% at December 31, 2010 and 25% at March 31, 2010. At March 31, 2011, 24% of the managed medallion loan portfolio represented loans outside New York, compared to 24% at December 31, 2010 and 25% at March 31, 2010. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 16% of the net investment portfolio as of March 31, 2011, December 31, 2010, and March 31, 2010, and were 15%, 16%, and 17% on a managed basis. Commercial loans decreased by $2,460,000 or 3% during the quarter ended March 31, 2011 (decreased $2,376,000 or 2% on a managed basis), primarily reflecting decreases in the asset-based portfolio. Net commercial loans serviced by third parties were $12,840,000 at March 31, 2011, $12,282,000 at December 31, 2010, and $12,814,000 at March 31, 2010.

The weighted average yield of the commercial loan portfolio at March 31, 2011 was 12.55%, an increase of 11 basis points from 12.44% at December 31, 2010, and an increase of 34 basis points from 12.21% at March 31, 2010. The weighted average yield of the managed commercial loan portfolio at March 31, 2011 was 9.46%, an increase of 2 basis points from 9.44% at December 31, 2010, and an increase of 26 basis points from 9.20% at March 31, 2010. The increases primarily reflect changes in the portfolio mix towards a slightly higher concentration of higher yielding mezzanine loans. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At March 31, 2011, variable-rate loans represented approximately 17% of the commercial portfolio, compared to 20% and 17% at December 31, 2010 and March 31, 2010, and were 53%, 54%, and 56% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 19%, 19%, and 22% of the managed net investment portfolio as of March 31, 2011, December 31, 2010, and March 31, 2010. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, trailers, and hearing aids located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 17.90% at March 31, 2011, compared to 17.94% and 17.93% at December 31, 2010 and March 31, 2010. Adjustable rate loans represented 80% of the managed consumer portfolio at March 31, 2011, compared to 83% and 85% at December 31, 2010 and March 31, 2010.

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

The following table shows the trend in loans 90 days or more past due:

	March 31, 2011		December 31, 2010		March 31, 2010
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Medallion loans	$—	0%	$361	0.1%	$1,764	0.4%
Commercial loans
Secured mezzanine	9,391	2.4	9,391	2.3	4,117	1.1
Asset-based receivable	—	0.0	—	0.0	—	0.0
Other secured commercial	985	0.2	1,364	0.3	510	0.1

Total commercial loans	10,376	2.6	10,755	2.6	4,627	1.2

Total loans 90 days or more past due	$10,376	2.6%	$11,116	2.7%	$6,391	1.6%

Total Medallion Bank loans	$1,471	0.3%	$2,246	0.4%	$4,248	1.0%

Total managed loans 90 days or more past due	$11,847	1.3%	$13,362	1.4%	$10,639	1.3%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Medallion delinquencies continued their declines as a result of the improving market conditions. Secured mezzanine delinquencies have remained unchanged as these loans awaited remedial actions. Other commercial loan delinquencies improved as a result of renegotiated terms and liquidations. Medallion Bank experienced lower delinquencies due to the resolution of a few loans secured by commercial real estate and as the effects of a slow, improving economy were reflected in the consumer loan portfolio. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the quarters ended March 31, 2011 and 2010.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2010	$—	($11,217)	$201	$21,109	$10,093
Net change in unrealized
Appreciation on investments	—	—	310	—	310
Depreciation on investments	—	(533)	6	—	(527)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2011	$—	($11,750)	$517	$21,109	$9,876

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2009	$—	($4,236)	($8,101)	$18,956	$6,619
Net change in unrealized
Appreciation on investments	—	—	162	1,516	1,678
Depreciation on investments	—	(3,678)	(510)	—	(4,188)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments (1)	—	—	8,232	—	8,232

Balance March 31, 2010	$—	($7,914)	($217)	$20,472	$12,341

(1)	Represents the $7,725 of writeoffs related to the investments in SPAC and SPAC 2. See Note 10 for additional information on these investments.

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Total loans
Medallion loans	$310,499	$323,126	$311,496
Commercial loans	74,406	76,866	73,522

Total loans	384,905	399,992	385,018
Investment in Medallion Bank and other controlled subsidiaries	79,935	78,735	72,598
Equity investments (1)	4,971	4,789	3,176
Investment securities	—	—	—

Net investments	$469,811	$483,516	$460,792

Net investments at Medallion Bank and other controlled subsidiaries	$560,019	$536,835	$445,210
Managed net investments	$953,725	$946,343	$837,087

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—
Commercial loans	(11,750)	(11,217)	(7,914)

Total loans	(11,750)	(11,217)	(7,914)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—
Equity investments	517	201	(217)
Investment securities	—	—	—

Total unrealized depreciation on investments (2)	($11,233)	($11,016)	($8,131)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($13,776)	($13,501)	($13,549)
Managed total unrealized depreciation on investments (2)	($25,009)	($24,517)	($21,680)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	—%
Commercial loans	(13.60)	(12.69)	(9.67)
Total loans	(2.96)	(2.73)	(2.01)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	11.61	4.37	(6.40)
Investment securities	—	—	—
Net investments	(2.34)	(2.23)	(1.73)

Net investments at Medallion Bank and other controlled subsidiaries	(2.42%)	(2.48%)	(2.99%)
Managed net investments	(2.57%)	(2.54%)	(2.54%)

(1)	Represents common stock and warrants held as investments.
(2)	Excludes $1,294, $1,389, and $1,523 for unrealized appreciation on Medallion Hamptons Holding at March 31, 2011, December 31, 2010, and March 31, 2011.
(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the quarters ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Realized gains (losses) on loans and equity investments
Medallion loans	$—	$—
Commercial loans	6	(2)

Total loans	6	(2)
Investment in Medallion Bank and other controlled subsidiaries (1)	—	(7,461)
Equity investments	3	—
Investment securities	—	—

Total realized gains (losses) on loans and equity investments (1)	$9	($7,463)

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	($1,870)	($3,703)

Total managed realized gains (losses) on loans and equity investments (1)	($1,861)	($11,166)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	—%
Commercial loans	0.03	(0.01)
Total loans	0.01	(0.00)
Investment in Medallion Bank and other controlled subsidiaries	—	(41.73)
Equity investments	0.28	—
Investment securities	—	—
Net investments	0.01	(6.38)

Net investments at Medallion Bank and other controlled subsidiaries	(1.37%)	(3.37%)
Managed net investments	(0.78%)	(5.31%)

(1)	Excludes $759 net realized losses for the quarter ended March 31, 2010 related to the investment in SPAC 2, which was carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the quarters ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$310	$162
Unrealized depreciation	(526)	(3,681)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries (1)	1,646	7,343
Realized gains	—	—
Realized losses (2)	—	759
Unrealized gains on foreclosed properties	—	1,516

Total	$1,430	$6,099

Net realized gains (losses) on investments
Realized gains	$—	$—
Realized losses (3)	—	(8,232)
Other gains	—	—
Direct recoveries	9	10
Realized gains on foreclosed properties	—	—

Total	$9	($8,222)

(1)	Includes $6,966 of net unrealized depreciation related to the investment in SPAC, including $508 that was recorded during the 2010 first quarter, that was reversed during the 2010 first quarter upon the writeoff of the SPAC investment.
(2)	Reflects the writeoff of the investment in SPAC 2 in the 2010 first quarter.
(3)	Represents the writeoffs related to the investments in SPAC and SPAC 2 in the 2010 first quarter. See Note 10 for additional information on these investments.

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 17%, 16%, and 16% of our total portfolio at March 31, 2011, December 31, 2010, and March 31, 2010. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We are currently in discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to us of $1,000,000 in each of the 2011 and 2010 first quarters. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at March 31, 2011, December 31, 2010, and March 31, 2010. Equity investments were less than 1%, 1%, and less than 1% of our total managed portfolio at March 31, 2011, December 31, 2010, and March 31, 2010. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at March 31, 2011, December 31, 2010, and March 31, 2010. Investment securities were 3%, 2%, and 2% of our total managed portfolio at March 31, 2011, December 31, 2010, and March 31, 2010. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the quarters ended March 31, 2011 and 2010. Our average balances remained stable and Medallion Bank’s average balances increased, reflecting the sourcing of more business to Medallion Bank, and an increase in loan participations sold. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy.

	Three Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
March 31, 2011
Revolving lines of credits	$792	$172,610	1.86%
Notes payable to banks	958	85,439	4.55
SBA debentures	1,118	80,250	5.65
Preferred securities	634	33,000	7.79

Total	$3,502	$371,229	3.83

Medallion Bank borrowings	1,806	474,055	1.55

Total managed borrowings	$5,308	$845,354	2.55

March 31, 2010
Revolving lines of credits	$790	$187,206	1.71%
SBA debentures	1,417	88,250	6.51
Notes payable to banks	673	57,646	4.74
Preferred securities	634	33,000	7.79

Total	$3,514	$366,102	3.89

Medallion Bank borrowings	1,918	373,255	2.08

Total managed borrowings	$5,432	$739,357	2.98

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At March 31, 2011 and 2010, short-term adjustable rate debt constituted 67% and 69% of total debt, and was 28% and 34% on a fully managed basis including the borrowings of Medallion Bank, reflecting the payoff of the floating rate Citi borrowings and its partial replacement with fixed rate debt.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2011	2010
Statement of operations
Investment income	$9,597	$9,230
Interest expense	3,502	3,514

Net interest income	6,095	5,716
Noninterest income	409	796
Operating expenses (1)	3,663	4,280

Net investment income before income taxes	2,841	2,232
Income tax (provision) benefit	—	—

Net investment income after income taxes	2,841	2,232
Net realized gains (losses) on investments	9	(8,222)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (2)	1,646	7,343
Net change in unrealized depreciation on investments (2)	(216)	(1,244)

Net increase in net assets resulting from operations	$4,280	$109

Per share data
Net investment income	$0.16	$0.13
Income tax (provision) benefit	—	—
Net realized losses on investments	—	(0.46)
Net change in unrealized appreciation on investments (2)	0.08	0.34

Net increase in net assets resulting from operations	$0.24	$0.01

Dividends declared per share	$0.17	$0.15

Weighted average common shares outstanding
Basic	17,400,233	17,575,877
Diluted	17,548,036	17,714,766

Balance sheet data	March 31, 2011	December 31, 2010
Net investments	$469,811	$483,516
Total assets	536,290	550,312
Total funds borrowed	365,308	380,532
Total liabilities	371,981	387,547
Total shareholders’ equity	164,309	162,765

Managed balance sheet data (3)
Net investments	$953,725	$946,343
Total assets	1,057,107	1,041,729
Total funds borrowed	860,772	849,489
Total liabilities	871,300	878,964

	Three Months Ended March 31,
	2011	2010
Selected financial ratios and other data
Return on average assets (ROA) (4) (13)
Net investment income after taxes	2.12%	1.68%
Net increase in net assets resulting from operations	3.19	0.08
Return on average equity (ROE) (5) (13)
Net investment income after taxes	7.02	5.56
Net increase in net assets resulting from operations	10.57	0.27

Weighted average yield	8.14%	7.99%
Weighted average cost of funds	2.97	3.04

Net interest margin (6)	5.17	4.95

Noninterest income ratio (7) (13)	0.35%	0.69%
Total expense ratio (1) (8) (13)	6.08	6.75
Operating expense ratio (1) (9) (13)	3.11	3.71

As a percentage of net investment portfolio	March 31, 2011	December 31, 2010
Medallion loans	66%	67%
Commercial loans	16	16
Investment in Medallion Bank and other controlled subsidiaries	17	16
Equity investments	1	1
Investment securities	—	—
Investments to assets (10)	88%	88%

Equity to assets (11)	31	30
Debt to equity (12)	222	234

(1)	Includes $495 of expense reversals related to the costs of winding up the operations of the SPAC’s in the 2010 first quarter that were reclassified to realized losses on investments, and $217 that was reversed as a result of favorable negotiations with the creditors of SPAC. Excluding these amounts, the total expense ratio was 7.37% and the operating expense ratio was 4.32% for the 2010 first quarter.
(2)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(3)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(4)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(5)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(6)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $1,050 and $416 in the quarters ended March 31, 2011 and 2010, and also included dividends from Medallion Bank of $1,000 in each of the same periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.65% and 6.71% for the quarters ended March 31, 2011 and 2010.
(7)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(8)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(9)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(10)	Represents net investments divided by total assets as of the period indicated.
(11)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(12)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.
(13)	In December 2010, MSC assumed our servicing obligations, and as a result, servicing fee income of $1,356 and operating expenses of $1,086, which formerly were the Company’s were now MSC’s for the quarter ended March 31, 2011. Excluding the impact of the MSC amounts, the ROA and ROE on net investment income after taxes was 2.32% and 7.69%, and the noninterest income, total expense and operating expense ratios were 1.50%, 7.00%, and 4.03%

Consolidated Results of Operations

2011 First Quarter compared to the 2010 First Quarter

        Net increase in net assets resulting from operations was $4,280,000 or $0.24 per diluted common share in the 2011 first quarter, up $4,171,000 from $109,000 or $0.01 per share in the 2010 first quarter, primarily reflecting higher net realized/unrealized gains, lower operating expenses, and higher net interest income, partially offset by lower noninterest income. Net investment income after income taxes was $2,841,000 or $0.16 per share in the 2011 quarter, up $609,000 or 27% from $2,232,000 or $0.13 per share in the 2010 quarter.

Investment income was $9,597,000 in the 2011 first quarter, up $367,000 or 4% from $9,230,000 a year ago, and included $1,050,000 from bonuses on certain investments in 2011, compared to $416,000 in 2010. Also included in both quarters was $1,000,000 in dividends from Medallion Bank. Excluding those items, investment income decreased $267,000 or 3%, primarily reflecting loan participations sold, and to a lesser extent, changes in the yields earned. The yield on the investment portfolio was 8.14% in the 2011 quarter, up 2% from 7.99% in the 2010 quarter. Excluding the extra interest and dividends, the 2011 yield was down 5% to 6.41% from 6.77% in 2010, reflecting the general decrease in market interest rates and changes in the portfolio mix.

Average investments outstanding were $477,828,000 in 2011, up 2% from $468,282,000 a year ago, primarily reflecting portfolio growth, partially offset by loan participations sold and loan payments received.

Medallion loans were $310,499,000 at quarter end, down $997,000 from $311,496,000 a year ago, representing 66% of the investment portfolio compared to 67% a year ago, and were yielding 5.78% compared to 6.21% a year ago, a decrease of 7%, reflecting the repricing of the portfolio to lower current market interest rates. The decrease in outstandings primarily reflected sold participations and repayments, partially offset by portfolio growth. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $663,810,000 at quarter end, up $74,470,000 or 13% from $589,340,000 a year ago, reflecting the above and the strong overall portfolio growth at Medallion Bank, particularly in the New York market. The commercial loan portfolio was $74,406,000 at quarter end, compared to $73,522,000 a year ago, an increase of $884,000 or 1%, and represented 16% of the investment portfolio at both quarter ends. The increase primarily reflected growth in the high-yield mezzanine loan portfolio, partially offset by repayments and reserve increases, and also reflected decreases in the asset-based and other secured commercial loan portfolios. Commercial loans yielded 12.55% at quarter end, up 3% from 12.21% a year ago, reflecting the change in portfolio mix. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $134,351,000 at quarter end, up $1,201,000 or 1% from $133,150,000 a year ago, primarily reflecting the changes described above, and increases in Medallion Bank’s asset-based portfolio. Investments in Medallion Bank and other controlled subsidiaries were $79,935,000 at quarter end, up $7,337,000 or 10% from $72,598,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank, and which represented 17% of the investment portfolio, compared to 16% a year ago, and which yielded 5.00% at quarter end, compared to 5.51% a year ago, reflecting the flat dividend from the Bank on a growing investment balance. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $4,971,000 at quarter end, up $1,795,000 or 57% from $3,176,000 a year ago, primarily reflecting increased equity purchases and portfolio appreciation, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 1.50%, compared to 2.32% a year ago. Investment securities were zero at both quarter ends. See page 29 for a table that shows balances and yields by type of investment.

Interest expense was $3,502,000 in the 2011 first quarter, down $12,000 from $3,514,000 in the 2010 first quarter. The decrease in interest expense was primarily due to the decreased cost of borrowed funds. The cost of borrowed funds was 3.83% in 2011, compared to 3.89% a year ago, a decrease of 2%, reflecting the stabilization of interest rates, the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $371,299,000 for the 2011 quarter, compared to $366,102,000 a year ago, an increase of 1%, primarily reflecting increased borrowings needed for portfolio growth. See page 37 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $6,095,000 and the net interest margin was 5.17% for the 2011 quarter, up $379,000 or 7% from $5,716,000 a year ago, which represented a net interest margin of 4.95%, all reflecting the items discussed above.

Noninterest income, which is comprised of servicing fee income, prepayment fees, late charges, and other miscellaneous income was $409,000 in the 2011 quarter, down $387,000 or 49% from $796,000 a year ago, primarily reflecting lower servicing and other fees generated from the portfolio base at Medallion Bank, partially offset by higher late charges, prepayment fees, and other income. Excluded from noninterest income in 2011 was $1,356,000 of servicing fee income, which beginning in the 2010 fourth quarter was assigned to Medallion Servicing Corp. (MSC), a wholly-owned unconsolidated portfolio company, established for the purpose of conducting most of the servicing activities for Medallion Bank.

Operating expenses were $3,663,000 in the 2011 first quarter, down $617,000 or 14% from $4,280,000 in the 2010 first quarter, which included $712,000 of expense reversals associated with potential liabilities of the SPAC’s. Also, excluded from operating expenses in 2011 was $1,086,000 of servicing-related expenses, which beginning in the 2010 fourth quarter were charged to MSC. Excluding the SPAC and MSC amounts, operating expenses decreased $243,000 or 5% in the 2011 first quarter. Salaries and benefits expense was $2,207,000 in the 2011 quarter, down $849,000 or 28% from $3,056,000 in the 2010 quarter, primarily reflecting $716,000 of MSC allocations, and otherwise reflecting higher salary deferrals related to loan originations and lower bonus accruals, partially offset by higher salary levels and health insurance. Professional fees were $331,000 in 2011, down $260,000 or 44% from $591,000 a year ago, primarily reflecting higher 2010 legal expenses related to various investment opportunities and the MFC reorganization, lower accounting costs, and also reflected $40,000 of MSC allocations. Occupancy expense was $227,000 in the quarter, down $107,000 or 32% from $334,000 in 2010, primarily reflecting $124,000 of MSC allocations, partially offset by lower rent reimbursements received from an unconsolidated portfolio company. Other operating expenses of $898,000 in 2011 were up $599,000 from $299,000 a year ago, primarily reflecting the $712,000 of 2010 expense reversals associated with potential liabilities of the SPAC’s, and also, in 2011, reflected $206,000 of MSC allocations. Excluding the SPAC and MSC amounts, other operating expenses increased $93,000 or 9%, primarily reflecting higher travel and entertainment expenses, computer expenses, office expenses, and lower expense reimbursements from Medallion Bank, partially offset by lower franchise tax accruals.

Income tax expense was $0 in both the 2011 and 2010 first quarters.

Net change in unrealized appreciation on investments was $1,430,000 in the 2011 first quarter, compared to $6,099,000 in the 2010 first quarter, a decrease in appreciation of $4,669,000. Net change in unrealized appreciation (depreciation), net of the net change in unrealized appreciation or depreciation on Medallion Bank and the other controlled subsidiaries, was depreciation of $216,000 in 2011, compared to $1,244,000 in 2010, resulting in decreased depreciation of $1,028,000 in 2011. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2011 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $1,646,000 and net unrealized appreciation on equity investments of $310,000, partially offset by net unrealized depreciation on loans of $526,000. The 2010 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $7,343,000, appreciation on foreclosed property of $1,516,000, reversals of unrealized depreciation associated with equity investments (SPAC 2) which were charged off of $759,000, and net unrealized appreciation on equity investments of $159,000, partially offset by net unrealized depreciation on loans of $3,678,000. The net appreciation or depreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $1,000,000 in each of the 2011 and 2010 first quarters, and also in 2010 includes the reversal of unrealized depreciation of $7,473,000 related to the writeoffs of the SPAC investments realized in the 2010 first quarter.

Our net realized gains on investments were $9,000 in the 2011 quarter, compared to losses of $8,222,000 in the 2010 quarter, an increase in realized gains of $8,231,000 in the quarter. The 2011 activity reflected net direct recoveries of $9,000. The 2010 activity reflected the reversals described in the unrealized paragraph above, partially offset by net direct recoveries of $10,000.

Our net realized/unrealized gains on investments were $1,439,000 in the 2011 first quarter, compared to losses of $2,123,000 in the 2010 first quarter, an increase of $3,562,000 in net gains in 2011, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $80,250,000 with a weighted average interest rate of 5.55%, constituting 22% of our total indebtedness as of March 31, 2011. Also, as of March 31, 2011, portions of the adjustable rate debt with banks repriced at intervals of as long as 17 months, and certain of the certificates of deposit were for terms of up to 35 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at March 31, 2011, compared to the respective positions at the end of 2010 and 2009. The principal amount of interest earning assets is assigned to the time frame in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

March 31, 2011 Cumulative Rate Gap (1)

(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$11,222	$—	$—	$—	$—	$—	$—	$11,222
Adjustable rate	22,925	11,994	2,602	—	574	—	—	38,095
Fixed-rate	42,371	61,868	170,516	18,520	48,575	733	4,628	347,211
Cash	16,316	—	—	—	—	—	—	16,316

Total earning assets	$92,834	$73,862	$173,118	$18,520	$49,149	$733	$4,628	$412,844

Interest bearing liabilities
Revolving lines of credit	$177,239	$—	$—	$—	$—	$—	$—	$177,239
SBA debentures	4,500	19,300	9,150	10,000	10,315	—	26,985	80,250
Notes payable to banks	41,383	6,609	15,689	—	11,138	—	—	74,819
Preferred securities	—	33,000	—	—	—	—	—	33,000

Total liabilities	$223,122	$58,909	$24,839	$10,000	$21,453	$—	$26,985	$365,308

Interest rate gap	($130,288)	$14,953	$148,279	$8,520	$27,696	$733	($22,357)	$47,536

Cumulative interest rate gap (2)	($130,288)	($115,335)	$32,944	$41,464	$69,160	$69,893	$47,536	—

December 31, 2010 (2)	($121,343)	($85,323)	$33,820	$39,954	$62,579	$62,709	$48,006	—
December 31, 2009 (2)	($129,336)	($39,371)	$28,151	$57,045	$65,972	$65,089	$54,992	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (32%), (28%), and (30%), as of March 31, 2011, and December 31, 2010 and 2009, and was (29%), (29%), and (25%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($32,194) or (8%) for March 31, 2011, compared to ($30,928) or (7%) and ($34,286) or (8%) for December 31, 2010 and 2009, respectively, and was ($99,909) or (10%), ($114,994) or (12%), and ($85,130) or (9%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $412,844,000 and interest rate sensitive liabilities were $365,308,000 at March 31, 2011. The one-year cumulative interest rate gap was a negative $130,288,000 or 32% of interest rate sensitive assets, compared to a negative $121,343,000 or 28% at December 31, 2010 and $129,336,000 or 30% at December 31, 2009. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $32,194,000 or 8% at March 31, 2011. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,006,014,000 and interest rate sensitive liabilities were $860,772,000 at March 31, 2011. The one year cumulative interest rate gap was a negative $292,342,000 or 29% of interest rate sensitive assets, compared to a negative $289,178,000 or 29% and $225,251,000 or 25% at December 31, 2010 and 2009. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $99,909,000 or 10% at March 31, 2011.

Interest Rate Cap Agreements

        The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. Beginning in 2009, the Company entered into contracts to purchase interest rate caps on $417,000,000 of notional value of principal from various multinational banks, of which $175,000,000 are active with termination dates ranging to March 2013. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases of $391,000 were generally fully expensed when paid, including $77,000 and $0 for the quarters ended March 31, 2011 and 2010, and all are carried at $0 on the balance sheet at March 31, 2011.

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

consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $200,000,000 revolving line of credit with DZ Bank had $22,761,000 of availability. Lastly, $24,000,000 was available under revolving credit agreements with commercial banks, and unfunded commitments from the SBA were $5,000,000.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $62,000,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $30,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at March 31, 2011. See Note 4 to the consolidated financial statements on page 18 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$177,239	49%	1.27%
SBA debentures	80,250	22	5.55
Notes payable to banks	74,819	20	4.32
Preferred securities	33,000	9	7.68

Total outstanding debt	$365,308	100%	3.41

Deposits at Medallion Bank	495,464	—	1.31%
Total outstanding debt, including Medallion Bank	$860,772	—	2.20

(1)	Weighted average contractual rate as of March 31, 2011.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at March 31, 2011.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$—	$—	$177,239	$—	$—	$—	$177,239
SBA debentures	4,500	19,300	9,150	10,000	10,315	26,985	80,250
Notes payable to banks	12,647	28,349	22,326	171	10,452	874	74,819
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$17,147	$47,649	$208,715	$10,171	$20,767	$60,859	$365,308

Deposits at Medallion Bank	$346,243	$54,438	$94,783	$—	$—	$—	$495,464

Total, including Medallion Bank	$363,390	$102,087	$303,498	$10,171	$20,767	$60,859	$860,772

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of March 31, 2011 by approximately $1,330,000 on an annualized basis, compared to a positive impact of $1,291,000 at December 31, 2010, and the impact of such an immediate increase of 1% over a one year period would have been ($2,115,000) at March 31, 2011, compared to ($2,026,000) for December 31, 2010. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2011. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	Total	12/31/2010
Cash	$2,033	$7,878	$1,368	$1,382	$3,655	$—	$16,316	$17,303
Bank loans	45,329	53,490	—	—	—	—	98,819	97,578
Amounts undisbursed	6,000	18,000	—	—	—	—	24,000	10,500
Amounts outstanding	39,329	35,490	—	—	—	—	74,819	87,078
Average interest rate	3.98%	4.70%	—	—	—	—	4.32%	4.41%
Maturity	4/11-1/16	5/11-2/17	—	—	—	—	4/11-2/17	1/11-2/17
Preferred securities	$33,000	—	—	—	—	—	$33,000	$33,000
Average interest rate	7.68%	—	—	—	—	—	7.68%	7.68%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	$200,000	—	—	—	—	$200,000	$200,000
Amounts undisbursed	—	22,761	—	—	—	—	22,761	19,796
Amounts outstanding	—	177,239	—	—	—	—	177,239	180,204
Average interest rate	—	1.27%	—	—	—	—	1.27%	1.31%
Maturity	—	12/13	—	—	—	—	12/13	12/13
SBA debentures	—	—	$41,250	—	$44,000	—	$85,250	$92,735
Amounts undisbursed	—	—	5,000	—	—	—	5,000	12,485
Amounts outstanding	—	—	36,250	—	44,000	—	80,250	80,250
Average interest rate	—	—	5.58%	—	5.52%	—	5.55%	5.48%
Maturity	—	—	3/12-3/21	—	9/12-3/21	—	3/12-3/21	9/11-3/21

Total cash and amounts remaining undisbursed under credit facilities	$8,033	$48,639	$6,368	$1,382	$3,655	$—	$68,077	$60,084

Total debt outstanding	$72,329	$212,729	$36,250	$—	$44,000	$—	$365,308	$380,532

Including Medallion Bank
Cash	—	—	—	—	—	$25,077	$25,077	$16,980
Certificates of deposit	—	—	—	—	—	495,464	495,464	468,957
Average interest rate	—	—	—	—	—	1.31%	1.31%	1.34%
Maturity	—	—	—	—	—	4/11-3/14	4/11-3/14	1/11-9/13

Total cash and amounts remaining undisbursed under credit facilities	$8,033	$48,639	$6,368	$1,382	$3,655	$25,077	$93,154	$77,064

Total debt outstanding	$72,329	$212,729	$36,250	$—	$44,000	$495,464	$860,772	$849,489

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $22,761,000 under our revolving credit agreement with DZ Bank as of March 31, 2011. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In April 2011, the FASB issued Accounting Standards Update 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02). ASU 2011-02 amends Topic 310 by requiring that a credit, when evaluating whether a restructuring constitutes a troubled debt restructuring, separately conclude that both the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. ASU 2011-02 is effective for the first interim or annual reporting period beginning on or after June 15, 2011, and is to be applied retrospectively to the beginning of the annual period of adoption. We do not expect the adoption of ASU 2011-02 to have an impact on its financial condition or results of operation.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force,” the objective of which was to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The update specifies that a public entity which presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only. The amendments in this update are applicable to any public entity which enters into business combinations that are material on an individual or aggregate basis and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 with early adoption permitted. Adoption of ASU 2010-29 has not had an impact on the financial condition of the Company as it only amends future pro forma disclosures of material business combinations.

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of May 5, 2011, there were approximately 130 holders of record of the Company’s common stock.

On May 5, 2011, the last reported sale price of our common stock was $9.16 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2011	DIVIDENDS DECLARED	HIGH	LOW
First Quarter	$0.17	$8.79	$7.82

2010
Fourth Quarter	$0.16	$8.79	$7.79
Third Quarter	0.15	7.79	6.50
Second Quarter	0.15	8.24	6.59
First Quarter	0.15	8.45	7.81

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

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through March 31, 2011	—	—	—	6,106,354

Total	1,571,968	8.84	1,571,968	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In April 1, 2011, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than May 2011 and are to conclude 180 days after the commencement of the purchases.

Control Statutes

Because we are an “insured depository institution” within the meaning of the Change in Bank Control Act and a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control of us without, in most cases, prior written approval of the FDIC or the Commissioner of Financial Institutions, as applicable. Under the Change in Bank Control Act control is conclusively presumed if, among other things, a person or company acquires more than 25% of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires more than 10% of any class of voting stock and is subject to a number of specified “control factors” as set forth in the applicable regulations. Under the Utah Financial Institutions Act control is defined as the power to vote 20% or more of any class of our voting securities by an individual or to vote more than 10% of any class of our voting securities by a person other than an individual. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of March 31, 2011. In addition, based on our evaluation as of March 31, 2011, there have been no changes that occurred during the 2011 first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent market conditions have materially and adversely affected the debt and equity capital markets in the US, which could have a negative impact on our business and operations. The US capital markets have experienced extreme volatility and disruption for more than 24 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market, and the failure of major financial institutions. These events have contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of credit and equity capital for the markets as a whole, and financial services firms in particular. We believe that the US economy is emerging from a prolonged recession, and forecasts for 2011 and 2012 generally call for a very slow recovery from the economic recession. As a result, we believe these conditions may continue for a prolonged period of time and possibly worsen in the future. A prolonged period of market illiquidity would continue to have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions.

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

As of March 31, 2011, we had approximately $365,308,000 of outstanding indebtedness, which had a weighted average borrowing cost of 3.41% at March 31, 2011, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $495,464,000 of outstanding indebtedness at a weighted average borrowing cost of 1.31%.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute an ineligible investment. As of March 31, 2011, up to 27% of our total assets were invested in ineligible investments.

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

As of March 31, 2011, our largest investment subject to this test was our investment in Medallion Bank, representing 17% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of March 31, 2011, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $11,233,000 or 2.34% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of March 31, 2011 by approximately $1,330,000 on an annualized basis, compared to a positive impact of $1,291,000 at December 31, 2010, and the impact of such an immediate increase of 1% over a one year period would have been ($2,115,000) at March 31, 2011, compared to ($2,026,000) for December 31, 2010. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of March 31, 2011, investments in New York City taxi medallion loans represented approximately 76% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. For example, New York City is considering a proposal to permit cars for hire to pickup street hails in boroughs outside of Manhattan. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $950,000 for corporate medallions and $649,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2009, the value of New York City taxicab medallions increased by approximately 11% for individual medallions and 23% for corporate medallions.

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

Date: May 6, 2011

By:	/s/ ALVIN MURSTEIN
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ LARRY D. HALL
Larry D. Hall
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant as principal financial and accounting officer.