Form 10-Q
period 2011-06-30
MEDALLION FINANCIAL CORP
filed 2011-08-04
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 4, 2011 was 17,475,948.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, trailers, and hearing aids. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 6%, and our commercial loan portfolio at a compound annual growth rate of 3% (11% and 9% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 12%. Total assets under our management, which includes assets serviced for third party investors and managed by Medallion Bank, were $1,125,924,000 as of June 30, 2011, and $1,093,379,000 and $1,057,983,000 as of December 31, 2010 and June 30, 2010, and have grown at a compound annual growth rate of 12% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $161,017,000 or $10.21 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2011.

Our consolidated balance sheet as of June 30, 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and six months ended June 30, 2011 and 2010 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2011 and 2010, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Interest income on investments	$7,028	$8,047	$15,265	$15,951
Dividends and interest income on short-term investments(1)	1,032	1,026	2,055	2,053
Medallion lease income	353	287	690	586

Total investment income	8,413	9,360	18,010	18,590

Total interest expense(2)	3,343	3,740	6,845	7,255

Net interest income	5,070	5,620	11,165	11,335

Total noninterest income	326	1,151	735	1,947

Salaries and benefits	1,752	2,750	3,959	5,807
Professional fees	193	687	523	1,277
Occupancy expense	225	346	452	680
Other operating expenses (3)	1,747	48	2,646	347

Total operating expenses	3,917	3,831	7,580	8,111

Net investment income before income taxes(1) (4)	1,479	2,940	4,320	5,171
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	1,479	2,940	4,320	5,171

Net realized gains (losses) on investments	575	(668)	584	(8,890)

Net change in unrealized appreciation (depreciation) on investments	311	(945)	95	(2,188)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	2,051	1,708	3,696	9,051

Net unrealized appreciation on investments	2,362	763	3,791	6,863

Net realized/unrealized gains (losses) on investments	2,937	95	4,375	(2,027)

Net increase in net assets resulting from operations	$4,416	$3,035	$8,695	$3,144

Net increase in net assets resulting from operations per common share
Basic	$0.25	$0.17	$0.50	$0.18
Diluted	0.25	0.17	0.49	0.18

Dividends declared per share	$0.18	$0.15	$0.35	$0.30

Weighted average common shares outstanding
Basic	17,404,288	17,560,352	17,402,272	17,568,072
Diluted	17,609,550	17,685,988	17,578,804	17,700,334

(1)	Includes $1,000 and $2,000 of dividend income for the three and six months ended June 30, 2011 and 2010 from Medallion Bank.
(2)	Average borrowings outstanding were $362,937 and $367,095, and the related average borrowing costs were 3.69% and 3.76% for the 2011 second quarter and six months, and were $361,464, $363,770, 4.15%, and 4.02% for the comparable 2010 periods.
(3)	Includes $817 and $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s in the 2010 second quarter and six months that were reclassified to realized losses on investments, and $93 and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC. See Notes 7 and 10 for additional information.
(4)	Includes $193 and $513 of net revenues received from Medallion Bank for the three and six months ended June 30, 2011, and $952 and $1,784 for the comparable 2010 periods, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	UNAUDITED June 30, 2011	December 31, 2010
Assets
Medallion loans, at fair value	$312,139	$323,126
Commercial loans, at fair value (1)	65,851	76,866
Investment in Medallion Bank and other controlled subsidiaries, at fair value	82,772	78,735
Equity investments, at fair value	4,663	4,789
Investment securities, at fair value	—	—

Net investments ($249,048 at June 30, 2011 and $260,111 at December 31, 2010 pledged as collateral under borrowing arrangements)	465,425	483,516
Cash and cash equivalents ($0 at June 30, 2011 and $0 at December 31, 2010 restricted as to use by lender)	22,664	17,303
Accrued interest receivable	1,320	1,441
Fixed assets, net	409	419
Goodwill, net	5,069	5,069
Other assets, net	43,910	42,564

Total assets	$538,797	$550,312

Liabilities
Accounts payable and accrued expenses	$5,646	$5,102
Accrued interest payable	1,849	1,913
Funds borrowed	365,457	380,532

Total liabilities	372,952	387,547

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized – none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 19,068,034 shares at June 30, 2011 and 18,992,319 shares December 31, 2010 issued)	190	190
Treasury stock at cost (1,592,086 shares at June 30, 2011 and December 31, 2010)	(14,225)	(14,225)
Capital in excess of par value	179,229	179,079
Accumulated undistributed net investment loss	(9,536)	(12,372)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	10,187	10,093

Total shareholders’ equity (net assets)	165,845	162,765

Total liabilities and shareholders’ equity	$538,797	$550,312

Number of common shares outstanding	17,475,948	17,400,233
Net asset value per share	$9.49	$9.35

(1)	Includes a $3,100 loan to an entity which is majority owned by one of our controlled subsidiaries.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Net investment income after income taxes	$1,479	$2,940	$4,320	$5,171
Net realized gains (losses) on investments	575	(668)	584	(8,890)
Net unrealized appreciation on investments	2,362	763	3,791	6,863

Net increase in net assets resulting from operations	4,416	3,035	8,695	3,144

Investment income, net	(2,971)	(2,637)	(5,766)	(5,273)
Realized gain from investment transactions, net	—	—	—	—

Dividends and distributions to shareholders (1)	(2,971)	(2,637)	(5,766)	(5,273)

Stock-based compensation expense	57	58	116	113
Exercise of stock options	34	—	34	—
Treasury stock acquired	—	(371)	—	(371)

Capital share transactions	91	(313)	150	(258)
Other	—	—	1

Total increase (decrease) in net assets	1,536	85	3,080	(2,387)
Net assets at the beginning of the period	164,309	160,505	162,765	162,977

Net assets at the end of the period(2)	$165,845	$160,590	$165,845	$160,590

Capital share activity
Common stock issued, beginning of period	19,061,059	18,990,119	18,992,319	18,990,119
Exercise of stock options	7,000	—	7,000	—
Issuance (forfeiture) of restricted stock	(25)	—	68,715	—

Common stock issued, end of period	19,068,034	18,990,119	19,068,034	18,990,119

Treasury stock, beginning of period	(1,592,086)	(1,414,242)	(1,592,086)	(1,414,242)
Treasury stock acquired	—	(52,724)	—	(52,724)

Treasury stock, end of period	(1,592,086)	(1,466,966)	(1,592,086)	(1,466,966)

Common stock outstanding	17,475,948	17,523,153	17,475,948	17,523,153

(1)	Dividends declared were $0.18 and $0.35 per share for the 2011 second quarter and six months, and were $0.15 and $0.30 for the comparable 2010 periods.
(2)	Includes $3,052 of undistributed net investment income and $0 of undistributed net realized gains on investments at June 30, 2011.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$8,695	$3,144
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	631	584
Accretion of origination fees	(38)	(136)
Increase in net unrealized (appreciation) depreciation on investments	(95)	2,188
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(3,696)	(9,051)
Net realized (gains) losses on investments	(584)	8,890
Stock-based compensation expense	116	113
Decrease in accrued interest receivable	121	48
Increase in other assets, net	(787)	(161)
Increase (decrease) in accounts payable and accrued expenses	545	(1,841)
Decrease in accrued interest payable	(64)	(49)

Net cash provided by operating activities	4,844	3,729

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(103,314)	(85,120)
Proceeds from principal receipts, sales, and maturities of investments	125,046	75,721
Investments in Medallion Bank and other controlled subsidiaries, net	(337)	(1,032)
Capital expenditures	(70)	(46)

Net cash provided by (used for) investing activities	21,325	(10,477)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	88,246	76,008
Repayments of funds borrowed	(103,322)	(76,127)
Issuance of SBA debentures	7,485	—
Repayments of SBA debentures	(7,485)	—
Purchase of treasury stock at cost	—	(371)
Exercise of stock options	34	—
Payments of declared dividends	(5,766)	(5,273)

Net cash used for financing activities	(20,808)	(5,763)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,361	(12,511)
Cash and cash equivalents, beginning of period	17,303	33,401

Cash and cash equivalents, end of period	$22,664	$20,890

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$6,359	$6,818
Cash paid during the period for income taxes	—	—
Non-cash investing activities – net transfer to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

In December 2008, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $211,114,000 at June 30, 2011, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,165,000 at June 30, 2011, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 19% and 17% of the investment portfolio at June 30, 2011 and December 31, 2010, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $2,272,000 and $1,669,000 at June 30, 2011 and December 31, 2010, and non-marketable securities of $2,391,000 and $3,120,000 in the comparable periods. The $82,772,000 and $78,735,000 related to portfolio investments in controlled subsidiaries at June 30, 2011 and December 31, 2010 were all non-marketable in each period. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 67% of the Company’s investment portfolio at June 30, 2011 and December 31, 2010 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 74% were in New York City at June 30, 2011 and December 31, 2010. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (14% and 16% at June 30, 2011 and December 31, 2010) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, wholesaling, administrative and support services, accommodation and food services, and various other industries. More than 20% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 18%, 1%, and 0% at June 30, 2011 and 16%, 1%, and 0% at December 31, 2010.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 62% at June 30, 2011 and December 31, 2010 (77% and 76% in New York City at June 30, 2011 and December 31, 2010), commercial loans were 15% and 16%, and 20% and 19% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and hearing aids. Investment securities were 2% at June 30, 2011 and December 31, 2010, and equity investments (including investments in controlled subsidiaries) were 1%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2011 and December 31, 2010, net loan origination costs (fees) were $282,000 and ($27,000). Net amortization income for the three months ended June 30, 2011 and 2010 was $6,000 and $56,000, and was $38,000 and $136,000 for the comparable six month periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At June 30, 2011 and December 31, 2010, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2011 and 2010.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At June 30, 2011, December 31, 2010, and June 30, 2010, total nonaccrual loans were $23,133,000, $22,477,000, and $22,286,000, and represented 6%, 5%, and 5% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $12,329,000, $10,612,000, and $8,484,000 as of June 30, 2011, December 31, 2010, and June 30, 2010, of which $1,030,000 and $651,000 would have been recognized in the quarters ended June 30, 2011 and 2010, and $2,061,000 and $1,371,000 would have been recognized in the comparable six-month periods.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $416,283,000 and $386,034,000 at June 30, 2011 and December 31, 2010, and included $349,916,000 and $332,053,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of June 30, 2011 and December 31, 2010. In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments was $10,187,000, $10,093,000, and $11,397,000 as of June 30, 2011, December 31, 2010, and June 30, 2010. Our investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the 2011 and 2010 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2010	$—	($11,217)	$201	$21,109	$10,093
Net change in unrealized
Appreciation on investments	—	—	310	—	310
Depreciation on investments	—	(533)	6	—	(527)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2011	—	(11,750)	517	21,109	9,876
Net change in unrealized
Appreciation on investments	—	—	300	1,109	1,409
Depreciation on investments	—	(1,567)	469	—	(1,098)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2011	$—	($13,317)	$1,286	$22,218	$10,187

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2009	$—	($4,236)	($8,101)	$18,956	$6,619
Net change in unrealized
Appreciation on investments	—	—	162	1,516	1,678
Depreciation on investments	—	(3,678)	(510)	—	(4,188)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments (1)	—	—	8,232	—	8,232

Balance March 31, 2010	—	(7,914)	(217)	20,472	12,341
Net change in unrealized
Appreciation on investments	—	—	159	(274)	(115)
Depreciation on investments	—	(853)	24	—	(829)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2010	$—	($8,767)	($34)	$20,198	$11,397

(1)	Represents the $7,725 of writeoffs related to the investments in SPAC and SPAC 2. See Note 10 for additional information on these investments.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$300	$159	$610	$321
Unrealized depreciation	(1,098)	(830)	(1,624)	(4,510)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries (1)	2,051	1,708	3,696	9,051
Realized gains	—	—	—	—
Realized losses (2)	—	—	—	759
Unrealized gains (losses) on foreclosed properties	1,109	(274)	1,109	1,242

Total	$2,362	$763	$3,791	$6,863

Net realized gains (losses) on investments
Realized gains	$—	$—	$—	$—
Realized losses (3)	—	—	—	(8,232)
Other gains	562	141	562	141
Direct recoveries (charge offs) (4)	13	(809)	22	(799)
Realized gains on foreclosed properties	—	—	—	—

Total	$575	($668)	$584	($8,890)

(1)	Includes $6,966 of net unrealized depreciation related to the investment in SPAC, including $508 that was recorded during the 2010 first quarter, that was reversed during the 2010 first quarter upon the writeoff of the SPAC investment.
(2)	Reflects the writeoff of the investment in SPAC 2 in the 2010 first quarter.
(3)	Represents the writeoffs related to the investments in SPAC and SPAC 2 in the 2010 first quarter. See Note 10 for additional information on these investments.
(4)	Includes $817 of direct chargeoffs related to the settlement of liabilities associated with the writeoff of SPAC and SPAC 2 in the 2010 second quarter, all of which represented a reversal of accrued expenses.

The following table provides additional information on attributes of the nonperforming loan portfolio as of June 30, 2011.

(Dollars in thousands)	Recorded Investment (1)	Unpaid Principal Balance	Average Recorded Investment
Medallion	$—	$—	$—
Commercial (1)	$23,133	$29,529	$23,825

(1)	As of June 30, 2011, $13,200 of unrealized depreciation had been recorded as a valuation allowance with regards to the impaired commercial loans.
(2)	Interest income of $174 and $361 was recognized in the three and six months ending June 30, 2011 with regard to commercial loans.

The table below shows the aging of medallion and commercial loans as of June 30, 2011.

	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	90 +	Total	Current	Total
Medallion loans	$2,983	$1,170	$523	$4,676	$307,055	$311,731	$523

Commercial loans
Secured mezzanine	—	—	8,896	8,896	52,851	61,747	—
Asset-based receivable	—	—	—	—	7,747	7,747	—
Other secured commercial	—	—	969	969	8,831	9,800	—

Total commercial loans	—	—	9,865	9,865	69,429	79,294	—

Total	$2,983	$1,170	$10,388	$14,541	$376,484	$391,025	$523

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of June 30, 2011. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $40,000 and $44,000 for the three months ended June 30, 2011 and 2010, and was $81,000 and $98,000 for the comparable six months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $235,000 and $246,000 for the quarters ended June 30, 2011 and 2010, and was $463,000 and $486,000 for the comparable six months. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off, including $485,000 related to costs associated with a cancelled equity offering, written off in the 2010 third and fourth quarters. The amounts on the balance sheet for all of these purposes were $3,160,000, $2,854,000, and $3,511,000 as of June 30, 2011, December 31, 2010, and June 30, 2010.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2009 and 2008, and anticipates qualifying and filing as a RIC for 2010. As a result, no provisions for income taxes have been recorded for the three and six months ended June 30, 2011 and 2010. State and local tax treatment follows the federal model.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net increase in net assets resulting from operations available to common shareholders	$4,416	$3,035	$8,695	$3,144

Weighted average common shares outstanding applicable to basic EPS	17,404,288	17,560,352	17,402,272	17,568,072
Effect of dilutive stock options	192,099	125,636	168,665	132,262
Effect of restricted stock grants	13,163	—	7,867	—

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,609,550	17,685,988	17,578,804	17,700,334

Basic earnings per share	$0.25	$0.17	$0.50	$0.18
Diluted earnings per share	0.25	0.17	0.49	0.18

Potentially dilutive common shares excluded from the above calculations aggregated 729,282 and 1,143,768 shares as of June 30, 2011 and 2010.

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

The Company elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During the six months ended June 30, 2011, the Company issued 68,740 restricted shares of stock-based compensation awards, and recognized $57,000 and $116,000 in the 2011 second quarter and six months, or $0.00 and $0.01 per diluted common share for each period, of non-cash stock-based compensation expense related to the grants. During the three and six months ended June 30, 2010, the Company granted options for 68,500 shares of stock-based compensation awards, and recognized $58,000 and $113,000, or $0.00 and $0.01 per diluted common share for the respective periods of non-cash stock-based compensation expense related to the option grants. As of June 30, 2011, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $540,000, which is expected to be recognized over the next eleven quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. Beginning in 2009, the Company entered into contracts to purchase interest rate caps on $512,000,000 of notional value of principal from various multinational banks, of which $175,000,000 are active with termination dates ranging to March 2013. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases of $407,000 were generally fully expensed when paid, including $11,000 and $88,000 for three and six months ended June 30, 2011 and $0 and $0 for the comparable 2010 periods, and all are carried at $0 on the balance sheet at June 30, 2011.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statements of operations and other valuation adjustments on other controlled subsidiaries for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Statement of operations
Investment income	$12,965	$11,679	$25,236	$22,752
Interest expense	1,747	1,833	3,553	3,751

Net interest income	11,218	9,846	21,683	19,001
Noninterest income	188	123	324	318
Operating expenses	3,483	2,649	6,919	5,080

Net investment income before income taxes	7,923	7,320	15,088	14,239
Income tax provision	(2,406)	(1,727)	(4,321)	(2,857)

Net investment income after income taxes	5,517	5,593	10,767	11,382
Net realized/unrealized losses of Medallion Bank	(1,385)	(2,389)	(3,553)	(6,196)

Net increase in net assets resulting from operations of Medallion Bank	4,132	3,204	7,214	5,186
Unrealized depreciation on Medallion Bank (1)	(1,696)	(1,299)	(2,996)	(2,631)
Net realized/unrealized gains (losses) of controlled subsidiaries other than Medallion Bank	(385)	(197)	(522)	6,496

Net increase (decrease) in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$2,051	$1,708	$3,696	$9,051

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of June 30, 2011 and December 31, 2010

(Dollars in thousands)	2011	2010
Loans	$545,040	$516,378
Investment securities, at fair value	23,316	20,787

Net investments ($0 pledged as collateral under borrowing arrangements at June 30, 2011 and December 31, 2010) (1)	568,356	537,165
Cash ($0 at June 30, 2011 and December 31, 2010 restricted as to use by lender)	21,589	16,980
Other assets, net	11,786	14,504

Total assets	$601,731	$568,649

Other liabilities	$4,906	$2,519
Due to affiliates	225	1,113
Deposits and federal funds purchased, including accrued interest payable	497,476	470,112

Total liabilities	502,607	473,744
Medallion Bank equity (2)	99,124	94,905

Total liabilities and equity	$601,731	$568,649

Investment in other controlled subsidiaries	$4,921	$4,727
Total investment in Medallion Bank and other controlled subsidiaries	$82,772	$78,735

(1)	Included in Medallion Bank’s net investments is $240 and $330 for purchased loan premium at June 30, 2011 and December 31, 2010.
(2)	Includes $21,498 of preferred stock issued to the US Treasury under the Troubled Asset Relief Program (TARP).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At June 30, 2011 and December 31, 2010, the net premium on investment securities totaled $160,000 and $164,000, and $11,000 and $23,000 was amortized into interest income for the second quarter and six months ended June 30, 2011, and $14,000 and $37,000 were amortized in the comparable 2010 periods.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At June 30, 2011, $2,121,000 or 1% of consumer loans, and no commercial or medallion loans were on nonaccrual, compared to $2,686,000 or 1% of consumer loans, $329,000 or less than 1% of commercial loans, and no medallion loans on nonaccrual at December 31, 2010, and $2,439,000 or 1% of consumer loans, $385,000 or 1% of commercial loans, and $114,000 or less than 1% of medallion loans on nonaccrual at June 30, 2010. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $88,000, $138,000, and $113,000 as of June 30, 2011, December 31, 2010, and June 30, 2010.

Medallion Bank’s loan and investment portfolios are assessed for collectability on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. The consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000, of which $44,000 and $90,000 was amortized into interest income in the 2011 second quarter and six months, and $50,000 and $108,000 was amortized into interest income in the comparable 2010 periods. The premium amount on the balance sheet was $240,000 and $330,000 at June 30, 2011 and December 31, 2010. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described previously in Note 2.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.15% to 0.50%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at June 30, 2011 and December 31, 2010 was $1,068,000 and $883,000, and $278,000 and $542,000 was amortized to interest expense during the second quarter and six months ended June 30, 2011, and $238,000 and $488,000 was amortized in the comparable 2010 periods. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending June 30,						June 30, 2011	December 31, 2010	Interest Rate (1)
(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter
Deposits	$330,582	$84,013	$81,833	$—	$—	$—	$496,428	$468,957	0.97%

(1)	Weighted average contractual rate as of June 30, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, that the Tier I Leverage Capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to the Company of $1,000,000 in each of the 2011 and 2010 second quarters, and $2,000,000 in each of the 2011 and 2010 six months.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of June 30, 2011 and December 31, 2010, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of June 30, 2011, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory		June 30, 2011	December 31, 2010
(Dollars in Thousands)	Minimum	Well-capitalized
Tier I capital	—	—	$97,238	$93,866
Total capital	—	—	104,485	100,762
Average assets	—	—	592,108	552,603
Risk-weighted assets	—	—	572,464	544,935
Leverage ratio (1)	4%	5%	16.4%	17.0%
Tier I capital ratio (2)	4	6	17.0	17.2
Total capital ratio (2)	8	10	18.3	18.5

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending June 30,						June 30, 2011	December 31, 2010	Interest Rate (1)
(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter
Revolving lines of credit	$—	$—	$179,579	$—	$—	$—	$179,579	$180,204	1.25%
SBA debentures	4,500	19,300	9,150	10,000	10,315	26,985	80,250	80,250	5.62%
Notes payable to banks	28,339	13,280	19,445	137	10,553	874	72,628	87,078	4.32%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.68%

Total	$32,839	$32,580	$208,174	$10,137	$20,868	$60,859	$365,457	$380,532	3.41%

(1)	Weighted average contractual rate as of June 30, 2011.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $179,579,000 was outstanding at June 30, 2011. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.19% at June 30, 2011) plus 0.75%, or 90 day LIBOR (0.25% at June 30, 2011) plus 0.50%; plus 0.95%.

In December 2006, Trust II entered into a revolving line of credit agreement with Citibank N.A., to provide up to $250,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (Citi line), which was paid off in March 2010, in advance of the May 2010 maturity. In November 2008, the line of credit was reduced to $225,000,000, and was further reduced to $35,000,000 in November 2009. Borrowings under Trust II’s revolving line of credit were collateralized by Trust II’s assets. MFC was the servicer of the loans owned by Trust II. The Citi line included a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests were not met, MFC could have been replaced as the servicer. The interest rate was a pooled short-term commercial paper rate, which approximated LIBOR plus 1.07% with a facility fee of 1.50% on the aggregate Citi line, and prior to November 2009 was plus 0.82% with a facility fee of 0.15% on the aggregate Citi line.

(B) SBA DEBENTURES

In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of June 30, 2011, $106,985,000 of commitments had been fully utilized, and $5,000,000 was available for borrowing.

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

(C) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into (i) note agreements and (ii) participation agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower. The Company believes the participation agreements represent legal true sales of the loans to the lender, but for accounting purposes these participations are treated as financings, and are included in funds borrowed as shown on our consolidated balance sheets. The table below summarizes the key attributes of our various borrowing arrangements with banks as of June 30, 2011.

(Dollars in thousands)
Borrower	# of Banks /Notes	Note Dates	Maturity Dates	Type	Note Amounts	Balance Outstanding at June 30, 2011	Monthly Payment	Average Interest Rate at June 30, 2011	Interest Rate Index(1)
The Company	3/6	1/09 - 1/11	10/11 - 1/16	Participated loans treated as financings	$19,670	$19,628	Proportionate to the payments received on the participated loans	4.89%	N/A
The Company	2/3	3/11 - 6/11	6/12 - 5/14	Revolving line of credit secured by pledged loans	35,000	18,000	Interest only	3.00% + 0.25% unused fee	LIBOR + 2.00%, 3.00% floor; Prime + 0.50%, 4.00% floor; LIBOR + 2.00% or Prime -0.50%, 3.00% floor
Medallion Chicago	3/28	12/10	12/13 - 12/15	Term loans secured by owned Chicago medallions(2)	18,398	18,215	$108 principal & interest	5.00%	N/A
MFC	6/11	3/09 - 10/10	7/11 - 2/17	Participated loans treated as financings(3)	16,021	15,711	Proportionate to the payments received on the participated loans	4.34%	4.34%(4)
MFC	3/3	1/05 - 4/11	3/12 - 5/12	Revolving line of credit secured by pledged loans(5)	38,000	1,075	Interest only	2.69%	Prime + 0.50%; LIBOR +2%, 3.00% floor; LIBOR + 2.50%

					$127,089	$72,629

(1)	At June 30, 2011, 30 day LIBOR was 0.19%, 360 day LIBOR was 0.74%, and the prime rate was 3.25%.
(2)	$11,028 guaranteed by the Company.
(3)	$4,227 guaranteed by the Company.
(4)	Generally, each of these notes reprice on their one year anniversary date at the greater of the current interest rate, or the prime rate plus an index, which ranges from 0.25% to 1.375%. One $708 loan remains fixed to term at 5.50%, and one $672 loan remains fixed to term at 4.125%.
(5)	Guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.25% at June 30, 2011) plus 2.13%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At June 30, 2011, $33,000,000 was outstanding on the preferred securities. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At June 30, 2011, 160,605 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the 2006 Director Plan. At June 30, 2011, no shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock, which at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of June 30, 2011, 731,285 shares of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

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

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At June 30, 2011, 1,421,429 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,352,873 options were exercisable, and there were 68,715 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the 2011 second quarter and six months. The weighted average fair value of options granted was $0.96 per share for the three and six months ended June 30, 2010. The following assumption categories are used to determine the value of any option grants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk free interest rate	NA	2.77%	NA	2.77%
Expected dividend yield	NA	8.00	NA	8.00
Expected life of option in years (1)	NA	6.00	NA	6.00
Expected volatility (2)	NA	30.00	NA	30.00

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the periods ended June 30, 2011 and December 31, 2010.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,475,932	$3.50-17.94	$8.93
Granted	68,500	7.17-8.21	8.06
Cancelled	(46,264)	9.22-17.94	13.79
Exercised	(2,200)	4.85	4.85

Outstanding at December 31, 2010	1,495,968	3.50-14.63	8.75
Granted	—	—	—
Cancelled	(16,937)	9.22-14.63	14.54
Exercised (1)	—	—	—

Outstanding at March 31, 2011	1,479,031	3.50-13.06	8.68
Granted	—	—	—
Cancelled	(50,602)	4.85-11.70	11.66
Exercised (1)	(7,000)	4.85	4.85

Outstanding at June 30, 2011 (2)	1,421,429	$3.50-13.06	$8.59

Options exercisable at June 30, 2011 (2)	1,352,873	$3.50-13.06	$8.63

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $30,000 for the 2011 second quarter and six months, and was $0 for the comparable 2010 periods.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2011 and the related exercise price of the underlying options, was $2,387,000 for outstanding options and $2,259,000 for exercisable options as of June 30, 2011.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan for the periods ended June 30, 2011 and December 31, 2010.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2009	—	$—	$—
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—

Outstanding at December 31, 2010	—	—	—
Granted	68,740	7.99	7.99
Cancelled	—	—	—
Vested (1)	—	—	—

Outstanding at March 31, 2011	68,740	7.99	7.99
Granted	—	—	—
Cancelled	(25)	7.99	7.99
Vested (1)	—	—	—

Outstanding at June 30, 2011 (2)	68,715	$7.99	$7.99

(1)	The aggregate fair value of the restricted stock vested was $0 for the 2011 and 2010 second quarters and six months.
(2)	The aggregate fair value of the restricted stock was $670,000 as of June 30, 2011.

The following table presents the activity for the unvested options outstanding under the plans for the quarter and six months ended June 30, 2011.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2010	263,161	$7.17-11.21	$8.83
Granted	—	—	—
Cancelled	—	—	—
Vested	(35,139)	9.99-11.21	10.73

Outstanding at March 31, 2011	228,022	7.17-9.24	8.54
Granted	—	—	—
Cancelled	—	—	—
Vested	(159,466)	7.17-9.24	8.82

Outstanding at June 30, 2011	68,556	$7.17-8.21	$7.89

The intrinsic value of the options vested was $21,000 for the 2011 second quarter and six months.

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2011 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding			Options Exercisable
		Weighted average			Weighted average
Range of Exercise Prices	Shares at June 30, 2011	Remaining contractual life in years	Exercise price	Shares at June 30, 2011	Remaining contractual life in years	Exercise price
$ 3.50-5.51	341,647	1.04	$4.91	341,647	1.04	$4.91
6.89-13.06	1,079,782	5.85	9.76	1,011,226	5.67	9.88

$ 3.50-13.06	1,421,429	4.69	8.59	1,352,873	4.50	8.63

The following table summarizes information regarding restricted stock outstanding at June 30, 2011 under the 2009 Employee Restricted Stock Plan.

	Restricted Stock Outstanding
		Weighted average
Range of Grant Prices	Shares at June 30, 2011	Remaining vesting period in years	Grant price
$7.99	68,715	2.64	$7.99

(6) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Prepayment fees	$225	$259	$350	$351
Late charges	40	58	136	102
Servicing fees	34	765	175	1,401
Other	27	69	74	93

Total noninterest income	$326	$1,151	$735	$1,947

The decrease in servicing fees in 2011 primarily reflected the absence of servicing fees from Medallion Bank, which are reflected as income earned by MSC, an unconsolidated portfolio investment of the Company, beginning in December 2010. Prepayment fees decreased in the 2011 second quarter compared to the 2010 second quarter due to a lower level of prepayment activity as interest rates appear to have bottomed.

The major components of other operating expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Loan collection costs and other investment costs	$970	($889)	$996	($1,579)
Travel, meals, and entertainment	210	197	454	358
Directors’ fees	88	135	203	273
Miscellaneous taxes	68	86	187	305
Office expense	51	87	115	175
Telephone	50	66	95	131
Depreciation and amortization	40	44	81	98
Insurance	35	63	75	112
Other expenses	235	259	440	474

Total other operating expenses	$1,747	$48	$2,646	$347

Loan collections and other investment costs increased reflecting $942,000 of accrued costs relating to a proposed investment opportunity in the 2011 second quarter, and also reflecting $817,000 and $1,312,000 of expense reversals related to the costs of winding up the operations of the SPAC’s in the 2010 second quarter and six months that were reclassified to realized losses on investments, and $93,000 and $310,000 that was reversed as a result of favorable negotiations with the creditors of SPAC. Travel, meals, and entertainment increased due to an increase in investment development activities in 2011. Miscellaneous taxes were lower in 2011 due to higher franchise and excise taxes in the prior year. Additionally, most expense categories are lower in 2011 as a result of the costs which are being allocated to MSC for servicing-related activities.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Net share data:
Net asset value at the beginning of the period	$9.41	$9.13	$9.35	$9.27
Net investment income	0.08	0.17	0.25	0.29
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.03	(0.04)	0.03	(0.50)
Net change in unrealized appreciation on investments	0.14	0.04	0.21	0.39

Net increase in net assets resulting from operations	0.25	0.17	0.49	0.18
Issuance of common stock	—	—	(0.03)	—
Repurchases of common stock	—	0.01	—	0.01
Distribution of net investment income	(0.17)	(0.15)	(0.33)	(0.30)
Distribution of net realized gains on investments	—	—	—	—
Other	—	—	0.01	—

Total increase (decrease) in net asset value	0.08	0.03	0.14	(0.11)

Net asset value at the end of the period (1)	$9.49	$9.16	$9.49	$9.16

Per share market value at beginning of period	$8.79	$7.96	$8.20	$8.17
Per share market value at end of period	9.75	6.60	9.75	6.60
Total return (2)	52%	(62%)	47%	(32%)

Ratios/supplemental data
Average net assets	$165,275	$160,768	$164,778	$161,970
Total expense ratio (3) (4) (5)	18%	19%	18%	19%
Operating expenses to average net assets (4) (5)	9.51	10	9.28	10
Net investment income after taxes to average net assets(5)	3.59	7.33	5.29	6.44

(1)	Includes $0.17 and $0.28 of undistributed net investment income per share and $0.00 of undistributed net realized gains per share as of June 30, 2011 and 2010.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	Includes $817 and $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s in the 2010 second quarter and six months that were reclassified to realized losses on investments, and $93 and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC. Excluding these amounts, the total expense ratios were 21% for the 2010 second quarter and six months, and the operating expense ratios were 12%.
(5)	In December 2010, MSC assumed our servicing obligations, and as a result, servicing fee income of $1,399 and $2,756, and operating expenses of $1,672 and $2,758, which formerly were the Company’s were now MSC’s for the three and six months ended June 30, 2011. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 21%, 14%, and 2.93% in the quarter, and 21%, 13%, and 5.28% in the six months.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”. ASU 2011-04 amends Topic 820 (Fair Value Measurement) by providing a consistent definition of fair value, ensuring that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011, and is to be applied prospectively. The Company is evaluating the impact adoption of ASU 2011-04 will have on its disclosures, and does not believe adoption will have an impact on its financial condition or results of operation.

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

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were approximately $236,000 and $185,000 for the three months ended June 30, 2011 and 2010, and were $264,000 and $284,000 for the comparable six months.

At June 30, 2011, December 31, 2010 and June 30, 2010, we serviced $349,916,000, $332,053,000, and $283,432,000 in loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Loan origination fees	$128	$215	$383	$412
Reimbursement of operating expenses	60	79	120	158
Servicing fees	5	658	10	1,214
Interest income	—	—	—	—

Total other income	$193	$952	$513	$1,784

In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $1,399,000 and $2,756,000 of servicing fee income was earned by MSC in the 2011 second quarter and six months.

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

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At June 30, 2011 and December 31, 2010, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$465,425	$465,425	$483,516	$483,516
Cash	22,664	22,664	17,303	17,303
Accrued interest receivable	1,320	1,320	1,441	1,441
Financial liabilities
Funds borrowed	365,457	365,457	380,532	380,532
Accrued interest payable	1,849	1,849	1,913	1,913

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

The following tables present Medallion’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

June 30, 2011 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$312,139	$312,139
Commercial loans	—	—	65,851	65,851
Investment in Medallion Bank and other controlled subsidiaries	—	—	82,772	82,772
Equity investments	273	—	4,390	4,663
Other assets	—	38,585	—	38,585

December 31, 2010 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$323,126	$323,126
Commercial loans	—	—	76,866	76,866
Investment in Medallion Bank and other controlled subsidiaries	—	—	78,735	78,735
Equity investments	280	—	4,509	4,789
Other assets	—	37,476	—	37,476

Included in level 3 investments in other controlled subsidiaries is the investment in Medallion Bank, MSC, and investments in start-up businesses engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of Medallion’s level 3 financial assets and liabilities for the quarters and six months ended June 30, 2011 and 2010.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
March 31, 2011	$310,499	$74,406	$79,935	$4,685	$—
Gains (losses) included in earnings	—	(1,554)	3,051	1,344	—
Purchases, investments, and issuances	35,272	577	1,315	—	—
Sales, maturities, settlements, and distributions	(33,632)	(7,578)	(1,529)	(1,639)	—

June 30, 2011	$312,139	$65,851	$82,772	$4,390	$—

Amounts related to held assets(1)	$—	($1,567)	$3,051	$299	$—

(1)	Total realized and unrealized gains (losses) included in income for the 2011 second quarter which relate to assets held as of June 30, 2011.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2010	$323,126	$76,866	$78,735	$4,509	$—
Gains (losses) included in earnings	—	(2,081)	5,696	1,655	—
Purchases, investments, and issuances	100,777	2,536	1,515	—	—
Sales, maturities, settlements, and distributions	(111,764)	(11,470)	(3,174)	(1,774)	—

June 30, 2011	$312,139	$65,851	$82,772	$4,390	$—

Amounts related to held assets(1)	$—	($2,100)	$5,696	$610	$—

(1)	Total realized and unrealized gains (losses) included in income for the 2011 six months which relate to assets held as of June 30, 2011.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
March 31, 2010	$311,496	$73,522	$72,598	$2,931	$—
Gains (losses) included in earnings	—	(705)	2,708	159	—
Purchases, investments, and issuances	53,785	399	175	—	—
Sales, maturities, settlements, and distributions	(31,963)	(1,547)	(1,377)	—	—

June 30, 2010	$333,318	$71,669	$74,104	$3,090	$—

Amounts related to held assets(1)	$—	($854)	$1,708	$159	$—

(1)	Total realized and unrealized gains (losses) included in income 2010 second quarter which relate to assets held as of June 30, 2010.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2009	$321,915	$77,922	$71,736	$2,769	$—
Gains (losses) included in earnings	—	(4,384)	4,086	321	—
Purchases, investments, and issuances	84,580	540	659	—	—
Sales, maturities, settlements, and distributions	(73,177)	(2,409)	(2,377)	—	—

June 30, 2010	$333,318	$71,669	$74,104	$3,090	$—

Amounts related to held assets(1)	$—	($4,533)	$2,086	$321	$—

(1)	Total realized and unrealized gains (losses) included in income for the 2010 six months which relate to assets held as of June 30, 2010.

(13) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through August 4, 2011, the date of financial statement issuance.

On July 26, 2011, the Company’s board of directors declared a $0.18 per share common stock dividend, payable on September 2, 2011 to shareholders of record on August 19, 2011.

On July 21, 2011, Medallion Bank issued and sold, and the US Treasury purchased, 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E), for an aggregate purchase price of approximately $26.3 million under the Small Business Lending Fund Program (SBLF). The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. In connection with the issuance of the Series E, the Bank exited the TARP CPP by redeeming all $22.1 million of the preferred stock outstanding under the program. In addition, the Bank received additional funds of approximately $4.0 million, net of dividends due on the repaid securities. The Bank will pay an initial dividend rate of 1% on the Series E.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, trailers, and hearing aids. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 6%, and our commercial loan portfolio at a compound annual growth rate of 3% (11% and 9% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 12%. Total assets under our management, which includes assets serviced for third party investors and managed by Medallion Bank, were $1,125,924,000 as of June 30, 2011, and $1,093,379,000 and $1,057,983,000 as of December 31, 2010 and June 30, 2010, and have grown at a compound annual growth rate of 12% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $161,017,000 or $10.21 per share.

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

	June 30, 2011		March 31, 2011		December 31, 2010		June 30, 2010
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	5.27%	$231,706	5.37%	$228,561	5.52%	$239,537	5.74%	$257,451
Chicago	6.55	32,708	6.59	33,793	6.68	34,762	6.86	28,288
Newark	7.63	19,313	7.75	19,559	7.81	19,777	7.92	20,261
Boston	6.70	17,104	6.76	17,843	6.74	18,237	7.04	18,917
Cambridge	6.63	6,539	6.72	5,462	6.72	5,501	7.02	3,525
Other	6.88	4,361	6.86	4,927	7.05	5,016	7.08	4,729

Total medallion loans	5.68	311,731	5.78	310,145	5.90	322,830	6.07	333,171

Deferred loan acquisition costs		408		354		296		147
Unrealized depreciation on loans		—		—		—		—

Net medallion loans		$312,139		$310,499		$323,126		$333,318

Commercial loans
Secured mezzanine	14.13%	$61,747	14.13%	$67,771	14.16%	$68,299	14.18%	$61,087
Asset based	5.71	7,747	5.77	8,126	5.72	10,234	5.53	8,905
Other secured commercial	8.48	9,800	7.56	10,486	7.50	9,873	7.72	10,730

Total commercial loans	12.61	79,294	12.55	86,383	12.44	88,406	12.37	80,722

Deferred loan acquisition income		(126)		(227)		(323)		(286)
Unrealized depreciation on loans		(13,317)		(11,750)		(11,217)		(8,767)

Net commercial loans		$65,851		$74,406		$76,866		$71,669

Investment in Medallion Bank and other controlled subsidiaries, net	4.83%	$82,772	5.00%	$79,935	5.08%	$78,735	5.40%	$74,104

Equity investments	2.01%	$3,377	1.50%	$4,454	1.48%	$4,588	2.08%	$3,394

Unrealized appreciation (depreciation) on equities		1,286		517		201		(34)

Net equity investments		$4,663		$4,971		$4,789		$3,360

Investment securities	—%	$—	—%	$—	—%	$—	—%	$—

Investments at cost (2)	6.66%	$477,174	6.83%	$480,917	6.89%	$494,559	6.98%	$491,391

Deferred loan acquisition (income) costs		282		127		(27)		(139)
Unrealized appreciation (depreciation) on equities		1,286		517		201		(34)
Unrealized depreciation on loans		(13,317)		(11,750)		(11,217)		(8,767)

Net investments		$465,425		$469,811		$483,516		$482,451

Medallion Bank investments
Medallion loans	5.35%	$277,323	5.41%	$279,170	5.57%	$260,808	5.85%	$218,252
Consumer loans	17.82	202,098	17.90	192,023	17.94	189,752	17.94	194,024
Commercial loans	5.81	74,319	5.83	73,718	5.84	73,574	5.77	68,777
Investment securities	3.32	22,617	3.26	23,182	3.32	20,479	3.67	21,556

Medallion Bank investments at cost (2)	9.70	576,357	9.60	568,093	9.83	544,613	10.41	502,609

Deferred loan acquisition costs		5,637		5,531		5,559		5,782
Unrealized appreciation (depreciation) on investment securities		539		195		144		603
Premiums paid on purchased securities		160		171		164		144
Unrealized depreciation on loans		(14,577)		(13,971)		(13,645)		(14,214)

Medallion Bank net investments		$568,116		$560,019		$536,835		$494,924

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.77%, 8.77%, 8.86%, and 9.14% at June 30, 2011, March 31, 2011, December 31, 2010, and June 30, 2010.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net investments at beginning of period	$469,811	$460,792	$483,516	$475,133
Investments originated	36,187	54,778	103,651	86,152
Repayments of investments	(42,428)	(33,566)	(125,042)	(75,721)
Net realized gains (losses) on investments (1)	571	(648)	580	(8,111)
Net increase in unrealized appreciation (depreciation) (2)	1,252	1,038	2,682	4,862
(Amortization) accretion of origination costs	32	57	38	136

Net increase (decrease) in investments	(4,386)	21,659	(18,091)	7,318

Net investments at end of period	$465,425	$482,451	$465,425	$482,451

(1)	Excludes net realized losses of $20 and $779 for the three and six months ended June 30, 2010, related to the investment in SPAC 2, which was carried in other assets on the consolidated balance sheet.
(2)	Excludes net unrealized appreciation (depreciation) of $1,109 for the quarter and six months ended June 30, 2011, and ($274) and $1,242 for the comparable 2010 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet, and the reversal of unrealized depreciation of $759 for the six months ended June 30, 2010, related to the realized loss of the SPAC 2 investment.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at June 30, 2011 was 6.66% (7.08% for the loan portfolio), a decrease of 23 basis points from 6.89% at December 31, 2010, and a decrease of 32 basis points from 6.98% at June 30, 2010. The weighted average yield of the total managed portfolio at June 30, 2011 was 8.58%, (8.77% for the loan portfolio), a decrease of 9 basis points from 8.67% at December 31, 2010, and a decrease of 37 basis points from 8.95% at June 30, 2010. The decreases from 2010 reflected the general market condition of falling interest rates, the changes in the portfolio mix, and portfolio repricing.

Medallion Loan Portfolio

Our medallion loans comprised 67% of the net portfolio of $465,425,000 at June 30, 2011, compared to 67% of the net portfolio of $483,516,000 at December 31, 2010, and 69% of $482,451,000 at June 30, 2010. Our managed medallion loans of $589,062,000 comprised 62% of the net managed portfolio of $955,696,000 at June 30, 2011, compared to 62% of the net managed portfolio of $946,343,000 at December 31, 2010, and 61% of $906,934,000 at June 30, 2010. The medallion loan portfolio decreased by $10,987,000 or 3% in 2011 (an increase of $5,469,000 or 1% on a managed basis), primarily reflecting the movement of loans to Medallion Bank, and overall growth in the New York market. Total medallion loans serviced for third parties were $77,785,000, $63,933,000, and $64,257,000 at June 30, 2011, December 31, 2010, and June 30, 2010.

The weighted average yield of the medallion loan portfolio at June 30, 2011 was 5.68%, a decrease of 22 basis points from 5.90% at December 31, 2010, and a decrease of 39 basis points from 6.07% at June 30, 2010. The weighted average yield of the managed medallion loan portfolio at June 30, 2011 was 5.52%, a decrease of 23 basis points from 5.75% at December 31, 2010, and a decrease of 47 basis points from 5.99% at June 30, 2010. The decrease in yield primarily reflected the impact of falling interest rates in the economy and the effects of borrower refinancings. At June 30, 2011, 26% of the medallion loan portfolio represented loans outside New York, compared to 26% at December 31, 2010 and 23% at June 30, 2010. At June 30, 2011, 23% of the managed medallion loan portfolio represented loans outside New York, compared to 24% at December 31, 2010 and 23% at June 30, 2010. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 14%, 16%, and 15% of the net investment portfolio as of June 30, 2011, December 31, 2010, and June 30, 2010, and were 15%, 16%, and 15% on a managed basis. Commercial loans decreased by $11,015,000 or 14% during 2011 (decreased $10,418,000 or 7% on a managed basis), primarily reflecting payoffs in the secured mezzanine portfolio. Net commercial loans serviced by third parties were $13,079,000 at June 30, 2011, $12,282,000 at December 31, 2010, and $11,885,000 at June 30, 2010.

The weighted average yield of the commercial loan portfolio at June 30, 2011 was 12.61%, an increase of 17 basis points from 12.44% at December 31, 2010, and an increase of 24 basis points from 12.37% at June 30, 2010. The weighted average yield of the managed commercial loan portfolio at June 30, 2011 was 9.32%, a decrease of 12 basis points from 9.44% at December 31, 2010, and a decrease of 1 basis points from 9.33% at June 30, 2010, reflecting the stabilization of interest rates in the economy. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At June 30, 2011, variable-rate loans represented approximately 11% of the commercial portfolio, compared to 20% and 17% at December 31, 2010 and June 30, 2010, and were 52%, 54%, and 52% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 20%, 19%, and 21% of the managed net investment portfolio as of June 30, 2011, December 31, 2010, and June 30, 2010. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, trailers, and hearing aids located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 17.82% at June 30, 2011, compared to 17.94% at December 31, 2010 and June 30, 2010. Adjustable rate loans represented 80% of the managed consumer portfolio at June 30, 2011, compared to 83% and 84% at December 31, 2010 and June 30, 2010.

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

The following table shows the trend in loans 90 days or more past due:

	June 30, 2011		March 31, 2011		December 31, 2010		June 30, 2010
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Medallion loans	$523	0.1%	$—	0%	$361	0.1%	$217	0.0%

Commercial loans
Secured mezzanine	8,896	2.3	9,391	2.4	9,391	2.3	9,681	2.4
Asset-based receivable	—	0.0	—	0.0	—	0.0	—	0.0
Other secured commercial	969	0.2	985	0.2	1,364	0.3	1,058	0.2

Total commercial loans	9,865	2.6	10,376	2.6	10,755	2.6	10,739	2.6

Total loans 90 days or more past due	$10,388	2.7%	$10,376	2.6%	$11,116	2.7%	$10,956	2.6%

Total Medallion Bank loans	$1,083	0.2%	$1,471	0.3%	$2,246	0.4%	$2,229	0.5%

Total managed loans 90 days or more past due	$11,471	1.2%	$11,847	1.3%	$13,362	1.4%	$13,185	1.5%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Medallion loan delinquencies increased due to an estate issue and one foreclosure in process. Secured mezzanine delinquencies have declined due to collection and restructuring efforts. Other commercial loan delinquencies improved as a result of renegotiated terms and liquidations. Medallion Bank experienced lower delinquencies due to the resolution of a few loans secured by commercial real estate and as the effects of a slow, improving economy were reflected in the consumer loan portfolio. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the 2011 and 2010 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2010	$—	($11,217)	$201	$21,109	$10,093
Net change in unrealized
Appreciation on investments	—	—	310	—	310
Depreciation on investments	—	(533)	6	—	(527)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2011	—	(11,750)	517	21,109	9,876
Net change in unrealized
Appreciation on investments	—	—	300	1,109	1,409
Depreciation on investments	—	(1,567)	469	—	(1,098)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2011	$—	($13,317)	$1,286	$22,218	$10,187

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2009	$—	($4,236)	($8,101)	$18,956	$6,619
Net change in unrealized
Appreciation on investments	—	—	162	1,516	1,678
Depreciation on investments	—	(3,678)	(510)	—	(4,188)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments (1)	—	—	8,232	—	8,232

Balance March 31, 2010	—	(7,914)	(217)	20,472	12,341
Net change in unrealized
Appreciation on investments	—	—	159	(274)	(115)
Depreciation on investments	—	(853)	24	—	(829)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2010	$—	($8,767)	($34)	$20,198	$11,397

(1)	Represents the $7,725 of writeoffs of related to the investments in SPAC and SPAC 2. See Note 10 for additional information on these investments.

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010
Total loans
Medallion loans	$312,139	$310,499	$323,126	$333,318
Commercial loans	65,851	74,406	76,866	71,669

Total loans	377,990	384,905	399,992	404,987
Investment in Medallion Bank and other controlled subsidiaries	82,772	79,935	78,735	74,104
Equity investments (1)	4,663	4,971	4,789	3,360
Investment securities	—	—	—	—

Net investments	$465,425	$469,811	$483,516	$482,451

Net investments at Medallion Bank and other controlled subsidiaries	$568,116	$560,019	$536,835	$494,924
Managed net investments	$955,696	$953,725	$946,343	$906,934

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—	$—
Commercial loans	(13,317)	(11,750)	(11,217)	(8,767)

Total loans	(13,317)	(11,750)	(11,217)	(8,767)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—	—
Equity investments	1,286	517	201	(34)
Investment securities	—	—	—	—

Total unrealized depreciation on investments (2)	($12,031)	($11,233)	($11,016)	($8,801)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($14,039)	($13,776)	($13,501)	($13,611)
Managed total unrealized depreciation on investments (2)	($26,070)	($25,009)	($24,517)	($22,412)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	—%	—%
Commercial loans	(16.79)	(13.60)	(12.69)	(10.86)
Total loans	(3.41)	(2.96)	(2.73)	(2.12)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Equity investments	38.07	11.61	4.37	(0.99)
Investment securities	—	—	—	—
Net investments	(2.52)	(2.34)	(2.23)	(1.79)

Net investments at Medallion Bank and other controlled subsidiaries	(2.44%)	(2.42%)	(2.48%)	(2.71%)
Managed net investments	(2.67%)	(2.57%)	(2.54%)	(2.43%)

(1)	Represents common stock and warrants held as investments.
(2)	Excludes $1,019, $1,294, $1,389, and $1,448 for unrealized appreciation on Medallion Hamptons Holding at June 30, 2011, March 31, 2011, December 31, 2010, and June 30, 2010.
(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Realized gains (losses) on loans and equity investments
Medallion loans	$—	$—	$—	$—
Commercial loans	13	149	19	147

Total loans	13	149	19	147
Investment in Medallion Bank and other controlled subsidiaries (1)	—	(797)	—	(8,258)
Equity investments	562	—	565	—
Investment securities	—	—	—	—

Total realized gains (losses) on loans and equity investments (1)	575	(648)	584	(8,111)

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	(990)	(2,196)	(2,860)	(5,899)

Total managed realized gains (losses) on loans and equity investments (1)	($415)	($2,844)	($2,276)	($14,010)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	—%	—%	—%
Commercial loans	0.06	0.73	0.04	0.36
Total loans	0.01	0.15	0.01	0.07
Investment in Medallion Bank and other controlled subsidiaries	—	(4.36)	—	(22.81)
Equity investments	57.93	—	27.20	—
Investment securities	—	—	—	—
Net investments	0.48	(0.54)	0.24	(3.43)

Net investments at Medallion Bank and other controlled subsidiaries	(0.69)	(1.85)	(1.02)	(2.57)
Managed net investments	(0.17%)	(1.29%)	(0.47%)	(3.25%)

(1)	Excludes $20 and $779 of net realized losses for the three and six months ended June 30, 2010 related to the investment in SPAC 2, which was carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$300	$159	$610	$321
Unrealized depreciation	(1,098)	(830)	(1,624)	(4,510)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries (1)	2,051	1,708	3,696	9,051
Realized gains	—	—	—	—
Realized losses (2)	—	—	—	759
Unrealized gains (losses) on foreclosed properties	1,109	(274)	1,109	1,242

Total	$2,362	$763	$3,791	$6,863

Net realized gains (losses) on investments
Realized gains	$—	$—	$—	$—
Realized losses (3)	—	—	—	(8,232)
Other gains	562	141	562	141
Direct recoveries (chargeoffs) (4)	13	(809)	22	(799)
Realized gains on foreclosed properties	—	—	—	—

Total	$575	($668)	$584	($8,890)

(1)	Includes $6,966 of net unrealized depreciation related to the investment in SPAC, including $508 that was recorded during the 2010 first quarter, that was reversed during the 2010 first quarter, upon the writeoff of the SPAC investment.
(2)	Reflects the writeoff of the investment in SPAC 2 in the 2010 first quarter.
(3)	Represents the writeoffs related to the investments in SPAC and SPAC 2 in the 2010 first quarter. See Note 10 for additional information on these investments.
(4)	Includes $817 of direct chargeoffs related to the settlement of the liabilities associated with the writeoff of SPAC and SPAC 2 in the 2010 second quarter, all of which represented a reversal of accrued expenses.

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 18%, 16%, and 15% of our total portfolio at June 30, 2011, December 31, 2010, and June 30, 2010. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We have held discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to us of $ 1,000,000 in each of the 2011 and 2010 second quarters, and $2,000,000 in each of the 2011 and 2010 six months. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at June 30, 2011, December 31, 2010, and June 30, 2010. Equity investments were 1%, 1%, and less than 1% of our total managed portfolio at June 30, 2011, December 31, 2010, and June 30, 2010. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at June 30, 2011, December 31, 2010, and June 30, 2010. Investment securities were 2% of our total managed portfolio at June 30, 2011, December 31, 2010, and June 30, 2010. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and six months ended June 30, 2011 and 2010. Our average balances remained stable and Medallion Bank’s average balances increased, reflecting the sourcing of more business to Medallion Bank, and an increase in loan participations sold. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
June 30, 2011
Revolving lines of credits	$736	$180,006	1.64%	$1,528	$176,328	1.75%
SBA debentures	1,178	80,250	5.89	2,296	80,250	5.77
Notes payable to banks	795	69,681	4.58	1,752	77,517	4.56
Preferred securities	634	33,000	7.71	1,269	33,000	7.76

Total	$3,343	$362,937	3.69	$6,845	$367,095	3.76

Medallion Bank borrowings	$1,747	$492,518	1.42	$3,553	$482,564	1.49

Total managed borrowings	$5,090	$855,455	2.39	$10,398	$849,659	2.47

June 30, 2010
Revolving lines of credits	$736	$177,804	1.66%	$1,525	$182,479	1.69%
SBA debentures	1,432	88,250	6.51	2,849	88,250	6.51
Notes payable to banks	938	62,410	6.03	1,612	60,041	5.41
Preferred securities	634	33,000	7.71	1,269	33,000	7.76

Total	$3,740	$361,464	4.15	$7,255	$363,770	4.02

Medallion Bank borrowings	$1,833	$392,454	1.87	$3,751	$382,907	1.98

Total managed borrowings	$5,573	$753,918	2.97	$11,006	$746,677	2.97

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At June 30, 2011 and 2010, short-term adjustable rate debt constituted 67% and 70% of total debt, and was 29% on a fully managed basis including the borrowings of Medallion Bank, reflecting the payoff of the floating rate Citi borrowings and its partial replacement with fixed rate debt.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Statement of operations
Investment income	$8,413	$9,360	$18,010	$18,590
Interest expense	3,343	3,740	6,845	7,255

Net interest income	5,070	5,620	11,165	11,335
Noninterest income	326	1,151	735	1,947
Operating expenses (1)	3,917	3,831	7,580	8,111

Net investment income before income taxes	1,479	2,940	4,320	5,171
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	1,479	2,940	4,320	5,171
Net realized gains (losses) on investments	575	(668)	584	(8,890)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (2)	2,051	1,708	3,696	9,051
Net change in unrealized appreciation (depreciation) on investments (2)	311	(945)	95	(2,188)

Net increase in net assets resulting from operations	$4,416	$3,035	$8,695	$3,144

Per share data
Net investment income	$0.08	$0.17	$0.25	$0.29
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.03	(0.04)	0.03	(0.50)
Net change in unrealized appreciation on investments (2)	0.14	0.04	0.21	0.39

Net increase in net assets resulting from operations	$0.25	$0.17	$0.49	$0.18

Dividends declared per share	$0.18	$0.15	$0.35	$0.30

Weighted average common shares outstanding
Basic	17,404,288	17,560,352	17,402,272	17,568,072
Diluted	17,609,550	17,685,988	17,578,804	17,700,334

Balance sheet data			June 30, 2011	December 31, 2010
Net investments			$465,425	$483,516
Total assets			538,797	550,312
Total funds borrowed			365,457	380,532
Total liabilities			372,952	387,547
Total shareholders’ equity			165,845	162,765

Managed balance sheet data (3)
Net investments			$955,696	$946,343
Total assets			1,061,218	1,041,729
Total funds borrowed			861,885	849,489
Total liabilities			873,875	878,964

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Selected financial ratios and other data
Return on average assets (ROA) (4) (13)
Net investment income after taxes	1.10%	2.20%	1.61%	1.94%
Net increase in net assets resulting from operations	3.30	2.27	3.24	1.18
Return on average equity (ROE) (5) (13)
Net investment income after taxes	3.59	7.33	5.29	6.44
Net increase in net assets resulting from operations	10.72	7.57	10.64	3.91

Weighted average yield	7.19%	8.01%	7.66%	7.98%
Weighted average cost of funds	2.86	3.20	2.91	3.11

Net interest margin (6)	4.33	4.81	4.75	4.87

Noninterest income ratio (7) (13)	0.28%	0.98%	0.31%	0.84%
Total expense ratio (1) (8) (13)	6.21	6.48	6.14	6.60
Operating expense ratio (1) (9) (13)	3.35	3.28	3.22	3.48

As a percentage of net investment portfolio			June 30, 2011	December 31, 2010
Medallion loans			67%	67%
Commercial loans			14	16
Investment in Medallion Bank and other controlled subsidiaries			18	16
Equity investments			1	1
Investment securities			—	—

Investments to assets (10)			86%	88%
Equity to assets (11)			31	30
Debt to equity (12)			220	234

(1)	Includes $817 and $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s in the 2010 second quarter and six months that were reclassified to realized losses on investments, and $93 and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC. Excluding these amounts, the total expense ratio was 7.26% and 7.29% in the second quarter and six months, and the operating expense ratio was 4.06% and 4.08%.
(2)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(3)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(4)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(5)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(6)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $77 and $1,127 in the three and six months ended June 30, 2011, and $454 and $870 for the comparable 2010 periods, and also included $1,000 and $2,000 of dividends from Medallion Bank for the same 2011 and 2010 periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.40% and 6.53% for the three and six months ended June 30, 2011, and was 6.69% and 6.68% for the comparable 2010 periods.
(7)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(8)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(9)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(10)	Represents net investments divided by total assets as of the period indicated.
(11)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(12)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.
(13)	In December 2010, MSC assumed our servicing obligations, and as a result, servicing fee income of $1,399 and $2,756 and operating expenses of $1,672 and $2,758, which formerly were the Company’s were now MSC’s for the quarter and six months ended June 30, 2011. Excluding the impact of the MSC amounts, the 2011 second quarter and six-month’s ROA and ROE on net investment income after taxes were 0.90% and 1.61% and 2.93% and 5.29%, respectively and the noninterest income, total expense, and operating expense ratios were 1.48% and 1.48%, 7.64% and 7.31%, and 4.78% and 4.40% for the respective periods.

Consolidated Results of Operations

2011 Second Quarter compared to the 2010 Second Quarter

        Net increase in net assets resulting from operations was $4,416,000 or $0.25 per diluted common share and $8,695,000 or $0.49 in the 2011 second quarter and six months, up $1,381,000 or 45% and $5,551,000 from $3,035,000 or $0.17 per share and $3,144,000 or $0.18 in the 2010 second quarter and six months, primarily reflecting higher net realized/unrealized gains and lower operating expenses, partially offset by lower noninterest and net interest income. Net investment income after income taxes was $1,479,000 or $0.08 per share and $4,320,000 or $0.25 in the 2011 quarter and six months, down $1,461,000 or 50%, and $851,000 or 16% from $2,940,000 or $0.17 per share and $5,171,000 or $0.29 in the 2010 quarter and six months.

Investment income was $8,413,000 and $18,010,000 in the 2011 second quarter and six months, down $947,000 or 10% and $580,000 or 3% from $9,360,000 and $18,590,000 in the year ago periods, and included $77,000 and $1,127,000 from interest recoveries and bonuses on certain investments in the 2011 quarter and six months, compared to $454,000 and $870,000 in the 2010 periods. Also included in the 2011 and 2010 quarters and six months was $1,000,000 and $2,000,000 in dividends from Medallion Bank. Excluding those items, investment income decreased $570,000 or 7% in the quarter and $837,000 or 5% in the six months, primarily reflecting changes in the yields earned and the sourcing of a greater proportion of the Company’s business to Medallion Bank. The yield on the investment portfolio was 7.19% in the 2011 quarter, down 10% from 8.01% in 2010, and was 7.66% in the 2011 six months, down 4% from 7.98% in the 2010 six months. Excluding the extra interest and dividends, the 2011 second quarter and six month yields were down 7% and 6% to 6.27% and 6.33% from 6.77% and 6.75% in the 2010 quarter and six months, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were essentially unchanged at $469,144,000 in the 2011 quarter and were up 1% to $474,118,000 in the six months, from $468,744,000 and $469,744,000 in the year ago periods, primarily reflecting portfolio growth, partially offset by loan participations sold and loan payments received.

Medallion loans were $312,139,000 at quarter end, down $21,179,000 or 6% from $333,318,000 a year ago, representing 67% of the investment portfolio compared to 69% a year ago, and were yielding 5.68% compared to 6.07% a year ago, a decrease of 6%, reflecting the repricing of the portfolio to lower current market interest rates. The decrease in outstandings primarily reflected sold participations and repayments, partially offset by portfolio growth. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $666,847,000 at quarter end, up $51,212,000 or 8% from $615,635,000 a year ago, reflecting the above and the strong overall portfolio growth at Medallion Bank, particularly in the New York market. The commercial loan portfolio was $65,851,000 at quarter end, compared to $71,669,000 a year ago, a decrease of $5,818,000 or 8%, and represented 14% of the investment portfolio compared to 15% a year ago. The decrease primarily reflected repayments and reserve increases in the high-yield mezzanine loan portfolio, and also reflected decreases in the asset-based and other secured commercial loan portfolios. Commercial loans yielded 12.61% at quarter end, up 2% from 12.37% a year ago, reflecting the change in portfolio mix. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $126,070,000 at quarter end, down $1,718,000 or 1% from $127,788,000 a year ago, primarily reflecting the changes described above, and increases in Medallion Bank’s asset-based portfolio, offset by decreases in their other secured commercial loan portfolio. Investments in Medallion Bank and other controlled subsidiaries were $82,772,000 at quarter end, up $8,668,000 or 12% from $74,104,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank, and which represented 18% of the investment portfolio, compared to 15% a year ago, and which yielded 4.83% at quarter end, compared to 5.40% a year ago, reflecting the flat dividend from the Bank on a growing investment balance. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $4,663,000 at quarter end, up $1,303,000 or 39% from $3,360,000 a year ago, primarily reflecting increased equity purchases and portfolio appreciation, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 2.01%, compared to 2.08% a year ago. Investment securities were zero at both quarter ends. See page 30 for a table that shows balances and yields by type of investment.

Interest expense was $3,343,000 and $6,845,000 in the 2011 quarter and six months, down $397,000 or 11% and $410,000 or 6% from $3,740,000 and $7,255,000 in the 2010 periods. The decrease in interest expense was primarily due to the decreased cost of borrowed funds. The cost of borrowed funds was 3.69% and 3.76% in the 2011 quarter and six months, compared to 4.15% and 4.02% in the year ago periods, decreases of 11% and 6%, reflecting the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was essentially unchanged at $362,936,000 for the 2011 quarter and was up 1% to $367,095,000 in the six months, compared to $361,464,000 and $363,770,000 in the year ago periods, primarily reflecting the stabilization of our borrowings needs as much of our portfolio growth was in Medallion Bank. See page 36 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $5,070,000 and $11,165,000 and the net interest margin was 4.33% and 4.75% for the 2011 second quarter and six months, down $550,000 or 10% and $170,000 or 2% from $5,620,000 and $11,335,000 a year ago, which represented net interest margins of 4.81% and 4.87%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income was $326,000 and $735,000 in the 2011 second quarter and six months, down $825,000 or 72% and $1,212,000 or 62% from $1,151,000 and $1,947,000 a year ago, primarily reflecting lower servicing and other fees generated from the portfolio base at Medallion Bank. Excluded from noninterest income in the 2011 second quarter and six months was $1,399,000 and $2,756,000 of servicing fee income, which beginning in the 2010 fourth quarter was assigned to Medallion Servicing Corp. (MSC), a wholly-owned unconsolidated portfolio company, established for the purpose of conducting most of the servicing activities for Medallion Bank.

Operating expenses were $3,917,000 and $7,580,000 in the 2011 second quarter and six months, up $86,000 or 2% and down $531,000 or 7% from $3,831,000 and $8,111,000 in the 2010 periods, which included $910,000 and $1,622,000 of expense reversals in the 2010 quarter and six months associated with potential liabilities of the SPAC’s. Also, excluded from operating expenses in the 2011 quarter and six months was $1,672,000 and $2,758,000 of servicing-related expenses, which beginning in the 2010 fourth quarter were charged to MSC. Excluding the SPAC and MSC amounts, operating expenses increased $848,000 or 18% and $605,000 or 6% in the quarter and six months. Salaries and benefits expense was $1,752,000 and $3,959,000 in the second quarter and six months, down $999,000 or 36% and $1,848,000 or 32% from $2,750,000 and $5,807,000 in 2010, primarily reflecting $1,157,000 and $1,873,000 of MSC allocations in the 2011 quarter and six months, and otherwise reflecting higher salary levels, and in the six months, also by higher salary deferrals related to loan originations and lower bonus accruals. Professional fees were $193,000 and $523,000 in the quarter and six months, down $494,000 or 72% and $754,000 or 59% from $687,000 and $1,277,000 a year ago, primarily reflecting higher 2010 legal and other professional expenses related to various investment opportunities and the MFC reorganization, lower accounting costs in 2011, and also reflected $82,000 and $122,000 of MSC allocations in the quarter and six months. Occupancy expense was $225,000 and $452,000 in the quarter and six months, down $121,000 or 35% and $228,000 or 34% from $346,000 and $680,000 in the 2010 periods, primarily reflecting $122,000 and $246,000 of MSC allocations. Other operating expenses of $1,747,000 and $2,646,000 in 2011 were up $1,699,000 and $2,299,000 from $48,000 and $347,000 a year ago, primarily reflecting $910,000 and $1,622,000 of 2010 expense reversals associated with potential liabilities of the SPAC’s, and also in 2011 reflected $311,000 and $517,000 of MSC allocations. Excluding the SPAC and MSC amounts, other operating expenses increased $1,100,000 and $1,194,000 or 61%, primarily reflecting $942,000 of costs accrued related to a proposed investment opportunity that may be recoverable in the future and higher travel and entertainment expenses, and in the six months, also by lower franchise tax accruals.

Income tax expense was $0 in the 2011 and 2010 second quarters and six months.

Net change in unrealized appreciation on investments was $2,362,000 and $3,791,000 in the 2011 second quarter and six months, compared to $763,000 and $6,863,000 in the 2010 second quarter and six months, an increase in appreciation of $1,599,000 in the quarter, and a decrease in appreciation of $3,072,000 or 45% in the six months. Net change in unrealized appreciation (depreciation), net of the net change in unrealized appreciation or depreciation on Medallion Bank and the other controlled subsidiaries, was appreciation of $311,000 and $95,000 in the 2011 quarter and six months, compared to depreciation of $945,000 and $2,188,000 in the 2010 periods, resulting in increased appreciation of $1,256,000 and $2,283,000 in the 2011 quarter and six months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2011 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $2,051,000 ($3,696,000 in the six months), net appreciation on foreclosed property of $1,109,000 ($1,109,000 in the six months), and net unrealized appreciation on equity investments of $769,000 ($1,079,000 in the six months), partially offset by net unrealized depreciation on loans of $1,567,000 ($2,093,000 in the six months). The 2010 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $1,708,000 ($9,051,000 in the six months), net unrealized appreciation on equity investments of $159,000 ($321,000 in the six months), and reversals of unrealized depreciation associated with equity investments (SPAC 2) which were charged off of $0 ($759,000 in the six months), partially offset by net unrealized depreciation on loans of $830,000 ($4,510,000 in the six months) and depreciation on foreclosed property of $274,000 (appreciation of $1,242,000 in the six months). The net appreciation or depreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $1,000,000 in each of the 2011 and 2010 second quarters, and $2,000,000 in the 2011 and 2010 six months, and also in 2010 includes the reversal of unrealized depreciation of $7,473,000 related to the writeoffs of the SPAC investments realized in the 2010 first quarter.

Our net realized gains on investments were $575,000 and $584,000 in the 2011 quarter and six months, compared to losses of $668,000 and $8,890,000 in the 2010 quarter and six months, an increase in realized gains of $1,243,000 in the quarter and $9,474,000 in the six months. The 2011 activity reflected gains on the sale of equity investments of $562,000 ($562,000 in the six months) and net direct recoveries of $13,000 ($22,000 in the six months). The 2010 activity reflected the reversals described in the unrealized paragraph above and net direct chargeoffs of $809,000 ($799,000 in the six months), partially offset by net direct gains on the sale of investments of $141,000 ($141,000 in the six months).

Our net realized/unrealized gains on investments were $2,937,000 and $4,375,000 in the 2011 quarter and six months, compared to a gain of $95,000 and a loss of $2,027,000 in the 2010 periods, an increase of $2,842,000 and $6,402,000 in net gains in the 2011 periods, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $80,250,000 with a weighted average interest rate of 5.62%, constituting 22% of our total indebtedness as of June 30, 2011. Also, as of June 30, 2010, portions of the adjustable rate debt with banks repriced at intervals of as long as 14 months, and certain of the certificates of deposit were for terms of up to 33 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at June 30, 2011, compared to the respective positions at the end of 2010 and 2009. The principal amount of interest earning assets is assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

June 30, 2011 Cumulative Rate Gap (1)

(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$7,747	$—	$—	$—	$—	$—	$—	$7,747
Adjustable rate	28,350	6,979	62	—	570	—	—	35,961
Fixed-rate	36,933	63,364	178,032	30,011	33,686	534	4,757	347,317
Cash	22,664	—	—	—	—	—	—	22,664

Total earning assets	$95,694	$70,343	$178,094	$30,011	$34,256	$534	$4,757	$413,689

Interest bearing liabilities
Revolving lines of credit	$179,579	$—	$—	$—	$—	$—	$—	$179,579
SBA debentures	4,500	19,300	9,150	10,000	10,315	—	26,985	80,250
Notes payable to banks	39,480	6,421	15,625	—	11,102	—	—	72,628
Preferred securities	—	33,000	—	—	—	—	—	33,000

Total liabilities	$223,559	$58,721	$24,775	$10,000	$21,417	$—	$26,985	$365,457

Interest rate gap	($127,865)	$11,622	$153,319	$20,011	$12,839	$534	($22,228)	$48,232

Cumulative interest rate gap (2)	($127,865)	($116,243)	$37,076	$57,087	$69,926	$70,460	$48,232	—

December 31, 2010 (2)	($121,343)	($85,323)	$33,820	$39,954	$62,579	$62,709	$48,006	—
December 31, 2009 (2)	($129,336)	($39,371)	$28,151	$57,045	$65,972	$65,089	$54,992	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (31%), (28%), and (30%), as of June 30, 2011, and December 31, 2010 and 2009, and was (29%), (29%), and (25%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($26,153) or (6%) for June 30, 2011, compared to ($30,928) or (7%) and ($34,286) or (8%) for December 31, 2010 and 2009, respectively, and was ($91,402) or (9%), ($114,994) or (12%), and ($85,130) or (9%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $413,689,000 and interest rate sensitive liabilities were $365,457,000 at June 30, 2011. The one-year cumulative interest rate gap was a negative $127,865,000 or 31% of interest rate sensitive assets, compared to a negative $121,343,000 or 28% at December 31, 2010 and $129,336,000 or 30% at December 31, 2009. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $26,153,000 or 6% at June 30, 2011. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,011,636,000 and interest rate sensitive liabilities were $861,885,000 at June 30, 2011. The one year cumulative interest rate gap was a negative $288,945,000 or 29% of interest rate sensitive assets, compared to a negative $289,178,000 or 29% and $225,251,000 or 25% at December 31, 2010 and 2009. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $91,402,000 or 9% at June 30, 2011.

Interest Rate Cap Agreements

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. Beginning in 2009, the Company entered into contracts to purchase interest rate caps on $512,000,000 of notional value of principal from various multinational banks, of which $175,000,000 are active with termination dates ranging to March 2013. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases of $407,000 were generally fully expensed when paid, including $11,000 and $88,000 for three and six months ended June 30, 2011 and $0 and $0 for the comparable 2010 periods, and all are carried at $0 on the balance sheet at June 30, 2011.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and Sterling Bank, unfunded commitments to purchase debentures from the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $200,000,000 revolving line of credit with DZ Bank had $20,421,000 of availability. Lastly, $53,925,000 was available under revolving credit agreements with commercial banks, and unfunded commitments from the SBA were $5,000,000.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $57,000,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $30,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at June 30, 2011. See Note 4 to the consolidated financial statements on page 19 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$179,579	49%	1.25%
SBA debentures	80,250	22	5.62
Notes payable to banks	72,628	20	4.32
Preferred securities	33,000	9	7.68

Total outstanding debt	$365,457	100%	3.41

Deposits at Medallion Bank	496,428	—	0.97%
Total outstanding debt, including Medallion Bank	$861,885	—	2.00

(1)	Weighted average contractual rate as of June 30, 2011.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at June 30, 2011.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$—	$—	$179,579	$—	$—	$—	$179,579
SBA debentures	4,500	19,300	9,150	10,000	10,315	26,985	80,250
Notes payable to banks	28,339	13,280	19,445	137	10,553	874	72,628
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$32,839	$32,580	$208,174	$10,137	$20,868	$60,859	$365,457

Deposits at Medallion Bank	330,582	84,013	81,833	—	—	—	496,428

Total, including Medallion Bank	$363,421	$116,593	$290,007	$10,137	$20,868	$60,859	$861,885

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of June 30, 2011 by approximately $1,305,000 on an annualized basis, compared to a positive impact of $1,291,000 at December 31, 2010, and the impact of such an immediate increase of 1% over a one year period would have been ($2,130,000) at June 30, 2011, compared to ($2,026,000) for December 31, 2010. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at June 30, 2011. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	Total	12/31/2010
Cash	$2,795	$2,637	$9,513	$1,898	$5,821	$—	$22,664	$17,303
Bank loans	54,628	71,925	—	—	—	—	126,553	97,578
Amounts undisbursed	17,000	36,925	—	—	—	—	53,925	10,500
Amounts outstanding	37,628	35,000	—	—	—	—	72,628	87,078
Average interest rate	3.96%	4.63%	—	—	—	—	4.32%	4.41%
Maturity	10/11-1/16	7/11-2/17	—	—	—	—	7/11-2/17	1/11-2/17
Preferred securities	33,000	—	—	—	—	—	33,000	$33,000
Average interest rate	7.68%	—	—	—	—	—	7.68%	7.68%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	200,000	—	—	—	—	200,000	$200,000
Amounts undisbursed	—	20,421	—	—	—	—	20,421	19,796
Amounts outstanding	—	179,579	—	—	—	—	179,579	180,204
Average interest rate	—	1.25%	—	—	—	—	1.25%	1.31%
Maturity	—	12/13	—	—	—	—	12/13	12/13
SBA debentures	—	—	41,250	—	44,000	—	85,250	$92,735
Amounts undisbursed	—	—	5,000	—	—	—	5,000	12,485
Amounts outstanding	—	—	36,250	—	44,000	—	80,250	80,250
Average interest rate	—	—	5.74%	—	5.52%	—	5.62%	5.48%
Maturity	—	—	3/12-3/21	—	9/12-3/21	—	3/12-3/21	9/11-3/21

Total cash and amounts remaining undisbursed under credit facilities	$19,795	$59,983	$14,513	$1,898	$5,821	$—	$102,010	$60,084

Total debt outstanding	$70,628	$214,579	$36,250	$—	$44,000	$—	$365,457	$380,532

Including Medallion Bank
Cash	—	—	—	—	—	$21,589	$21,589	$16,980
Certificates of deposit	—	—	—	—	—	496,428	496,428	468,957
Average interest rate	—	—	—	—	—	0.97%	0.97%	1.34%
Maturity	—	—	—	—	—	7/11-4/14	7/11-4/14	1/11-9/13

Total cash and amounts remaining undisbursed under credit facilities	$19,795	$59,983	$14,513	$1,898	$5,821	$21,589	$123,599	$77,064

Total debt outstanding	$70,628	$214,579	$36,250	$—	$44,000	$496,428	$861,885	$849,489

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $20,421,000 under our revolving credit agreement with DZ Bank as of June 30, 2011. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”. ASU 2011-04 amends Topic 820 (Fair Value Measurement) by providing a consistent definition of fair value, ensuring that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011, and is to be applied prospectively. The Company is evaluating the impact adoption of ASU 2011-04 will have on its disclosures, and does not believe adoption will have an impact on its financial condition or results of operation.

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

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of August 3, 2011, there were approximately 130 holders of record of the Company’s common stock.

On August 3, 2011, the last reported sale price of our common stock was $9.98 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2011	DIVIDENDS DECLARED	HIGH	LOW
Second Quarter	$0.18	$9.89	$8.70
First Quarter	0.17	8.79	7.82

2010
Fourth Quarter	$0.16	$8.79	$7.79
Third Quarter	0.15	7.79	6.50
Second Quarter	0.15	8.24	6.59
First Quarter	0.15	8.45	7.81

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

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through June 30, 2011	—	—	—	6,106,354

Total	1,571,968	8.84	1,571,968	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In April 1, 2011, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than May 2011 and are to conclude 180 days after the commencement of the purchases.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of June 30, 2011. In addition, based on our evaluation as of June 30, 2011, there have been no changes that occurred during the 2011 six months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2011, we had approximately $365,457,000 of outstanding indebtedness, which had a weighted average borrowing cost of 3.41% at June 30, 2011, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $496,428,000 of outstanding indebtedness at a weighted average borrowing cost of 0.97%.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute an ineligible investment. As of June 30, 2011, up to 27% of our total assets were invested in ineligible investments.

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

As of June 30, 2011, our largest investment subject to this test was our investment in Medallion Bank, representing 17% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of June 30, 2011, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $12,031,000 or 2.52% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of June 30, 2011 by approximately $1,305,000 on an annualized basis, compared to a positive impact of $1,291,000 at December 31, 2010, and the impact of such an immediate increase of 1% over a one year period would have been ($2,130,000) at June 30, 2011, compared to ($2,026,000) for December 31, 2010. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. For example, the New York State legislature has enacted legislation to permit cars for hire to pickup street hails in boroughs outside of Manhattan. If this legislation is signed into law, income from operating medallions and the value of medallions serving as collateral for our loans could decrease in a material amount. This could increase our loan to value ratios, loan delinquencies or loan defaults. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $975,000 for corporate medallions and $673,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2009, the value of New York City taxicab medallions increased by approximately 15% for individual medallions and 26% for corporate medallions.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of June 30, 2011, investments in New York City taxi medallion loans represented approximately 77% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

Date: August 4, 2011

By:	/s/ ALVIN MURSTEIN
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ LARRY D. HALL
Larry D. Hall
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant as principal financial and accounting officer.