Form 10-Q
period 2011-09-30
MEDALLION FINANCIAL CORP
filed 2011-11-03
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 3, 2011 was 17,467,204.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 6%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 8% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 12%. Total assets under our management, which includes assets serviced for third party investors and managed by Medallion Bank, were $1,113,595,000 as of September 30, 2011, and $1,093,379,000 and $1,059,666,000 as of December 31, 2010 and September 30, 2010, and have grown at a compound annual growth rate of 12% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $164,336,000 or $10.40 per share.

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

In December 2010, we formed a wholly-owned portfolio company, Medallion Servicing Corporation, or MSC, to provide loan services to Medallion Bank, also a portfolio company wholly-owned by us. We have assigned all of our loan servicing rights for Medallion Bank, which consists of servicing taxi medallion and commercial loans originated by Medallion Bank, to MSC, which bills and collects the related service fee income from Medallion Bank, and is allocated and charged by the Company for MSC’s share of these servicing costs.

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

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2011.

Our consolidated balance sheet as of September 30, 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and nine months ended September 30, 2011 and 2010 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2011 and 2010, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Interest income on investments	$6,643	$8,219	$21,908	$24,170
Dividends and interest income on short-term investments(1)	1,034	1,029	3,089	3,082
Medallion lease income	352	305	1,043	891

Total investment income	8,029	9,553	26,040	28,143

Total interest expense(2)	3,431	3,838	10,276	11,093

Net interest income	4,598	5,715	15,764	17,050

Total noninterest income	218	1,340	953	3,287

Salaries and benefits	2,101	2,722	6,060	8,529
Professional fees	220	451	743	1,729
Occupancy expense	235	352	688	1,032
Other operating expenses (3)	884	1,162	3,529	1,509

Total operating expenses	3,440	4,687	11,020	12,799

Net investment income before income taxes(1) (4)	1,376	2,368	5,697	7,538
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	1,376	2,368	5,697	7,538

Net realized gains (losses) on investments	686	(186)	1,270	(9,076)

Net change in unrealized appreciation (depreciation) on investments	(74)	(689)	20	(2,877)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	2,847	1,975	6,544	11,026

Net unrealized appreciation on investments	2,773	1,286	6,564	8,149

Net realized/unrealized gains (losses) on investments	3,459	1,100	7,834	(927)

Net increase in net assets resulting from operations	$4,835	$3,468	$13,531	$6,611

Net increase in net assets resulting from operations per common share

Basic	$0.28	$0.20	$0.78	$0.38
Diluted	0.27	0.20	0.77	0.37

Dividends declared per share	$0.19	$0.15	$0.54	$0.45

Weighted average common shares outstanding
Basic	17,403,007	17,472,385	17,402,520	17,535,826
Diluted	17,643,075	17,579,269	17,600,230	17,659,628

(1)	Includes $1,000 and $3,000 of dividend income for the three and nine months ended September 30, 2011 and 2010 from Medallion Bank.
(2)	Average borrowings outstanding were $354,137 and $362,728, and the related average borrowing costs were 3.84% and 3.79% for the 2011 third quarter and nine months, and were $371,412, $366,346, 4.10%, and 4.05% for the comparable 2010 periods.
(3)	Includes $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s in the 2010 nine months that were reclassified to realized losses on investments, and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC. See Notes 7 and 10 for additional information.
(4)	Includes $221 and $734 of net revenues received from Medallion Bank for the three and nine months ended September 30, 2011, and $1,181 and $2,965 for the comparable 2010 periods, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	UNAUDITED September 30, 2011	December 31, 2010
Assets
Medallion loans, at fair value	$303,943	$323,126
Commercial loans, at fair value (1)	59,020	76,866
Investment in Medallion Bank and other controlled subsidiaries, at fair value	85,264	78,735
Equity investments, at fair value	4,755	4,789
Investment securities, at fair value	—	—

Net investments ($244,363 at September 30, 2011 and $260,111 at December 31, 2010 pledged as collateral under borrowing arrangements)	452,982	483,516

Cash and cash equivalents ($0 at September 30, 2011 and December 31, 2010 restricted as to use by lender)	18,887	17,303
Accrued interest receivable	1,110	1,441
Fixed assets, net	530	419
Goodwill, net	5,069	5,069
Other assets, net	45,788	42,564

Total assets	$524,366	$550,312

Liabilities
Accounts payable and accrued expenses	$6,192	$5,102
Accrued interest payable	775	1,913
Funds borrowed	349,887	380,532

Total liabilities	356,854	387,547

Commitments and contingencies	—	—

Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 19,067,937 shares at September 30, 2011 and 18,992,319 shares at December 31, 2010 issued)	190	190
Treasury stock at cost (1,600,733 shares at September 30, 2011 and 1,592,086 shares at December 31, 2010)	(14,304)	(14,225)
Capital in excess of par value	179,285	179,079
Accumulated undistributed net investment loss	(7,772)	(12,372)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	10,113	10,093

Total shareholders’ equity (net assets)	167,512	162,765

Total liabilities and shareholders’ equity	$524,366	$550,312

Number of common shares outstanding	17,467,204	17,400,233
Net asset value per share	$9.59	$9.35

(1)	Includes a $3,100 loan to an entity which is majority owned by one of our controlled subsidiaries.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Net investment income after income taxes	$1,376	$2,368	$5,697	$7,538
Net realized gains (losses) on investments	686	(186)	1,270	(9,076)
Net unrealized appreciation on investments	2,773	1,286	6,564	8,149

Net increase in net assets resulting from operations	4,835	3,468	13,531	6,611

Investment income, net	(830)	(2,628)	(6,596)	(7,901)
Return of capital	(2,316)	—	(2,316)	—
Realized gain from investment transactions, net	—	—	—	—

Dividends and distributions to shareholders (1)	(3,146)	(2,628)	(8,912)	(7,901)

Stock – based compensation expense	56	56	172	170
Exercise of stock options	—	—	34	—
Treasury stock acquired	(78)	(842)	(78)	(1,213)

Capital share transactions	(22)	(786)	128	(1,043)

Total increase (decrease) in net assets	1,667	54	4,747	(2,333)
Net assets at the beginning of the period	165,845	160,590	162,765	162,977

Net assets at the end of the period(2)	$167,512	$160,644	$167,512	$160,644

Capital share activity

Common stock issued, beginning of period	19,068,034	18,990,119	18,992,319	18,990,119
Exercise of stock options	—	—	7,000	—
Issuance (forfeiture) of restricted stock, net	(97)	—	68,618	—

Common stock issued, end of period	19,067,937	18,990,119	19,067,937	18,990,119

Treasury stock, beginning of period	(1,592,086)	(1,466,966)	(1,592,086)	(1,414,242)
Treasury stock acquired	(8,647)	(125,120)	(8,647)	(177,844)

Treasury stock, end of period	(1,600,733)	(1,592,086)	(1,600,733)	(1,592,086)

Common stock outstanding	17,467,204	17,398,033	17,467,204	17,398,033

(1)	Dividends declared were $0.19 and $0.54 per share for the 2011 third quarter and nine months, and were $0.15 and $0.45 for the comparable 2010 periods.
(2)	Includes $0 of undistributed net investment income and $0 of undistributed net realized gains on investments at September 30, 2011.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$13,531	$6,611
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	994	1,082
Accretion of origination fees, net	(18)	(249)
Increase in net unrealized (appreciation) depreciation on investments	(20)	2,877
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(6,544)	(11,026)
Net realized (gains) losses on investments	(1,270)	9,076
Stock-based compensation expense	172	170
Decrease in accrued interest receivable	330	47
Increase in other assets, net	(614)	(1,206)
Increase (decrease) in accounts payable and accrued expenses	1,090	(1,006)
Decrease in accrued interest payable	(1,138)	(1,385)

Net cash provided by operating activities	6,513	4,991

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(131,677)	(138,852)
Proceeds from principal receipts, sales, and maturities of investments	166,559	140,906
Investments in Medallion Bank and other controlled subsidiaries, net	18	(711)
Capital expenditures	(228)	(252)

Net cash provided by investing activities	34,672	1,091

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	117,004	114,550
Repayments of funds borrowed	(137,084)	(123,394)
Issuance of SBA debentures	7,485	—
Repayments of SBA debentures	(18,050)	—
Purchase of treasury stock at cost	(78)	(1,213)
Exercise of stock options	34	—
Payments of declared dividends	(8,912)	(7,901)

Net cash used for financing activities	(39,601)	(17,958)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,584	(11,876)
Cash and cash equivalents, beginning of period	17,303	33,401

Cash and cash equivalents, end of period	$18,887	$21,525

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$10,538	$11,542
Cash paid during the period for income taxes	—	—
Non-cash investing activities – net transfer to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

In December 2010, we formed a wholly-owned portfolio company, Medallion Servicing Corporation (MSC), to provide loan services to Medallion Bank, also a portfolio company wholly-owned by us. We have assigned all of our loan servicing rights for Medallion Bank, which consists of servicing taxi medallion and commercial loans originated by Medallion Bank, to MSC, who bills and collects the related service fee income from Medallion Bank, and is allocated and charged by the Company for MSC’s share of these servicing costs.

On March 26, 2009, the Company formed a new wholly-owned New York limited liability company subsidiary, Medallion Funding LLC. On February 26, 2010, Medallion Funding Corp. merged into Medallion Funding LLC and following the merger, Medallion Funding LLC was the surviving entity and the successor-in-interest to Medallion Funding Corp.’s business. There was no business or operational change resulting from this corporate restructuring. For federal and state tax purposes, Medallion Funding LLC is treated as a disregarded entity. Medallion Funding LLC does not independently file any tax return, but is subsumed in the tax return of the Company. Medallion Funding LLC maintains its status as an SBIC.

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

In December 2008, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $202,717,000 at September 30, 2011, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,164,000 at September 30, 2011, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 20% and 17% of the investment portfolio at September 30, 2011 and December 31, 2010, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $2,269,000 and $1,669,000 at September 30, 2011 and December 31, 2010, and non-marketable securities of $2,486,000 and $3,120,000 in the comparable periods. The $85,264,000 and $78,735,000 related to portfolio investments in controlled subsidiaries at September 30, 2011 and December 31, 2010 were all non-marketable in each period. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 67% of the Company’s investment portfolio at September 30, 2011 and December 31, 2010 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 75% and 74% were in New York City at September 30, 2011 and December 31, 2010. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (13% and 16% at September 30, 2011 and December 31, 2010) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, wholesaling, administrative and support services, accommodation and food services, and various other industries. More than 20% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 19%, 1%, and 0% at September 30, 2011 and 16%, 1%, and 0% at December 31, 2010.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 62% at September 30, 2011 and December 31, 2010 (78% and 76% in New York City at September 30, 2011 and December 31, 2010), commercial loans were 14% and 16%, and 21% and 19% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, and trailers. Investment securities were 2% at September 30, 2011 and December 31, 2010, and equity investments (including investments in controlled subsidiaries) were 1%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2011 and December 31, 2010, net loan origination costs (fees) were $322,000 and ($27,000). Net amortization income (expense) for the three months ended September 30, 2011 and 2010 was ($20,000) and $113,000, and was $18,000 and $249,000 for the comparable nine-month periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At September 30, 2011 and December 31, 2010, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2011 and 2010.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At September 30, 2011, December 31, 2010, and September 30, 2010, total nonaccrual loans were $30,552,000, $22,477,000, and $22,138,000, and represented 8%, 5%, and 6% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $13,771,000, $10,612,000, and $9,607,000 as of September 30, 2011, December 31, 2010, and September 30, 2010, of which $1,469,000 and $1,129,000 would have been recognized in the quarters ended September 30, 2011 and 2010, and $3,521,000 and $2,497,000 would have been recognized in the comparable nine-month periods.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $423,356,000 and $386,034,000 at September 30, 2011 and December 31, 2010, and included $351,303,000 and $332,053,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of September 30, 2011 and December 31, 2010. In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments was $10,113,000, $10,093,000, and $10,707,000 as of September 30, 2011, December 31, 2010, and September 30, 2010. Our investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the 2011 and 2010 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2010	$—	($11,217)	$201	$21,109	$10,093
Net change in unrealized
Appreciation on investments	—	—	310	—	310
Depreciation on investments	—	(533)	6	—	(527)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2011	—	(11,750)	517	21,109	9,876
Net change in unrealized
Appreciation on investments	—	—	300	1,109	1,409
Depreciation on investments	—	(1,567)	469	—	(1,098)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2011	—	(13,317)	1,286	22,218	10,187
Net change in unrealized
Appreciation on investments	—	—	13	2,378	2,391
Depreciation on investments	—	(2,450)	(15)	—	(2,465)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance September 30, 2011	$—	($15,767)	$1,284	$24,596	$10,113

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2009	$—	($4,236)	($8,101)	$18,956	$6,619
Net change in unrealized	—
Appreciation on investments	—	—	162	1,516	1,678
Depreciation on investments	—	(3,678)	(510)	—	(4,188)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments (1)	—	—	8,232	—	8,232

Balance March 31, 2010	—	(7,914)	(217)	20,472	12,341
Net change in unrealized
Appreciation on investments	—	—	159	(274)	(115)
Depreciation on investments	—	(853)	24	—	(829)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2010	—	(8,767)	(34)	20,198	11,397
Net change in unrealized
Appreciation on investments	—	—	212	(40)	172
Depreciation on investments	—	(1,069)	16	—	(1,053)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	191	—	—	191

Balance September 30, 2010	$—	($9,645)	$194	$20,158	$10,707

(1)	Represents the $7,725 of writeoffs related to the investments in SPAC and SPAC 2. See Note 10 for additional information on these investments.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$14	$213	$624	$534
Unrealized depreciation	(2,466)	(1,053)	(4,091)	(5,563)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries (1)	2,847	1,975	6,544	11,026
Realized gains	—	—	—	—
Realized losses (2)	—	191	—	950
Unrealized gains (losses) on foreclosed properties	2,378	(40)	3,487	1,202

Total	$2,773	$1,286	$6,564	$8,149

Net realized gains (losses) on investments
Realized gains	$—	$—	$—	$—
Realized losses (3)	—	(191)	—	(8,423)
Other gains	796	—	1,358	141
Direct recoveries (charge offs) (4)	(110)	5	(88)	(794)
Realized gains on foreclosed properties	—	—	—	—

Total	$686	($186)	$1,270	($9,076)

(1)	Includes $6,966 of net unrealized depreciation related to the investment in SPAC, including $508 that was recorded during the 2010 first quarter, that was reversed during the 2010 first quarter upon the writeoff of the SPAC investment.
(2)	Reflects the writeoff of the investment in SPAC 2 in the 2010 first quarter.
(3)	Represents the writeoffs related to the investments in SPAC and SPAC 2 in the 2010 first quarter. See Note 10 for additional information on these investments.
(4)	Includes $817 of direct chargeoffs related to the settlement of liabilities associated with the writeoff of SPAC and SPAC 2 in the 2010 second quarter, all of which represented a reversal of accrued expenses.

The following table provides additional information on attributes of the nonperforming loan portfolio as of September 30, 2011.

(Dollars in thousands)	Recorded Investment (1)	Unpaid Principal Balance	Average Recorded Investment
Medallion	$—	$—	$—
Commercial (1)(2)	$30,552	$37,556	$25,507

(1)	As of September 30, 2011, $15,645 of unrealized depreciation had been recorded as a valuation allowance with regards to the impaired commercial loans.
(2)	Interest income of $133 and $1,141 was recognized in the three and nine months ending September 30, 2011with regard to commercial loans.

The table below shows the aging of medallion and commercial loans as of September 30, 2011.

	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 -60	61 -90	90 +	Total	Current	Total
Medallion loans	$3,008	$769	$495	$4,272	$299,237	$303,509	$495

Commercial loans
Secured mezzanine	2,493	1,085	8,896	12,474	45,104	57,578	—
Asset-based receivable	—	—	—	—	8,070	8,070	—
Other secured commercial	164	390	759	1,313	7,938	9,251	—

Total commercial loans	2,657	1,475	9,655	13,787	61,112	74,899	—

Total	$5,665	$2,244	$10,150	$18,059	$360,349	$378,408	$495

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company tests its goodwill for impairment, and engages a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of September 30, 2011. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $36,000 and $48,000 for the three months ended September 30, 2011 and 2010, and was $117,000 and $146,000 for the comparable nine months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $320,000 and $308,000 for the quarters ended September 30, 2011 and 2010, and was $783,000 and $794,000 for the comparable nine months. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off, including $485,000 related to costs associated with a cancelled equity offering, written off in the 2010 third and fourth quarters. The amounts on the balance sheet for all of these purposes were $2,858,000, $2,854,000, and $3,339,000 as of September 30, 2011, December 31, 2010, and September 30, 2010.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2010 and 2009, and anticipates qualifying and filing as a RIC for 2011. As a result, no provisions for income taxes have been recorded for the three and nine months ended September 30, 2011 and 2010. State and local tax treatment follows the federal model.

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

The Company has filed tax returns in many states. Federal, New York State, and New York City tax filings of the Company for the tax years 2008 through the present are the more significant filings that are open for examination.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net increase in net assets resulting from operations available to common shareholders	$4,835	$3,468	$13,531	$6,611

Weighted average common shares outstanding applicable to basic EPS	17,403,007	17,472,385	17,402,520	17,535,826
Effect of dilutive stock options	220,165	106,884	185,831	123,802
Effect of restricted stock grants	19,903	—	11,879	—

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,643,075	17,579,269	17,600,230	17,659,628

Basic earnings per share	$0.28	$0.20	$0.78	$0.38
Diluted earnings per share	0.27	0.20	0.77	0.37

Potentially dilutive common shares excluded from the above calculations aggregated 388,502 and 1,153,020 shares as of September 30, 2011 and 2010.

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

The Company elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During the nine months ended September 30, 2011, the Company issued 68,740 restricted shares of stock-based compensation awards, and recognized $56,000 and $172,000 in the 2011 third quarter and nine months, or $0.00 and $0.01 per diluted common share for each period, of non-cash stock-based compensation expense related to the grants. During the three and nine months ended September 30, 2010, the Company granted no options and options for 68,500 shares of stock-based compensation awards, and recognized $56,000 and $170,000, or $0.00 and $0.01 per diluted common share for each period of non-cash stock-based compensation expense related to the grants. As of September 30, 2011, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $484,000, which is expected to be recognized over the next ten quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. Beginning in 2009, the Company entered into contracts to purchase interest rate caps on $512,000,000 of notional value of principal from various multinational banks, of which $175,000,000 are active with termination dates ranging to March 2013. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases of $407,000 were generally fully expensed when paid, including $5,000 and $93,000 for three and nine months ended September 30, 2011 and $142,000 for both comparable 2010 periods, and all are carried at $0 on the balance sheet at September 30, 2011.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statements of operations and other valuation adjustments on other controlled subsidiaries for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Statement of operations
Investment income	$13,162	$12,257	$38,398	$35,008
Interest expense	1,309	1,874	4,862	5,624

Net interest income	11,853	10,383	33,536	29,384
Noninterest income	139	87	464	404
Operating expenses	3,453	2,886	10,372	7,965

Net investment income before income taxes	8,539	7,584	23,628	21,823
Income tax provision	(2,693)	(1,973)	(7,015)	(4,830)

Net investment income after income taxes	5,846	5,611	16,613	16,993
Net realized/unrealized losses of Medallion Bank	(1,265)	(2,399)	(4,818)	(8,595)

Net increase in net assets resulting from operations of Medallion Bank	4,581	3,212	11,795	8,398
Unrealized depreciation on Medallion Bank (1)	(1,073)	(1,299)	(4,069)	(3,930)
Net realized/unrealized gains (losses) of controlled subsidiaries other than Medallion Bank	(661)	62	(1,182)	6,558

Net increase (decrease) in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$2,847	$1,975	$6,544	$11,026

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of September 30, 2011 and December 31, 2010

(Dollars in thousands)	2011	2010
Loans	$548,743	$516,378
Investment securities, at fair value	22,733	20,787

Net investments ($0 pledged as collateral under borrowing arrangements at September 30, 2011 and December 31, 2010) (1)	571,476	537,165
Cash ($0 at September 30, 2011 and December 31, 2010 restricted as to use by lender)	19,049	16,980
Other assets, net	11,417	14,504

Total assets	$601,942	$568,649

Other liabilities	$4,184	$2,519
Due to affiliates	1,331	1,113
Deposits and federal funds purchased, including accrued interest payable	488,990	470,112

Total liabilities	494,505	473,744
Medallion Bank equity (2)	107,437	94,905

Total liabilities and equity	$601,942	$568,649

Investment in other controlled subsidiaries	$3,355	$4,727
Total investment in Medallion Bank and other controlled subsidiaries	$85,264	$78,735

(1)	Included in Medallion Bank’s net investments is $209 and $330 for purchased loan premium at September 30, 2011 and December 31, 2010.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF) at September 30, 2011, and $21,498 of preferred stock issued to the US Treasury under the Troubled Asset Relief Program (TARP) at December 31, 2010.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At September 30, 2011 and December 31, 2010, the net premium on investment securities totaled $222,000 and $164,000, and $16,000 and $40,000 was amortized into interest income for the third quarter and nine months ended September 30, 2011, and $14,000 and $51,000 were amortized in the comparable 2010 periods.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At September 30, 2011, $2,388,000 or 1% of consumer loans, and no commercial or medallion loans were on nonaccrual, compared to $2,686,000 or 1% of consumer loans, $329,000 or less than 1% of commercial loans, and no medallion loans on nonaccrual at December 31, 2010, and $2,873,000 or 1% of consumer loans, $385,000 or 1% of commercial loans, and no medallion loans on nonaccrual at September 30, 2010. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $100,000, $138,000, and $278,000 as of September 30, 2011, December 31, 2010, and September 30, 2010.

Medallion Bank’s loan and investment portfolios are assessed for collectability on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. The consumer portfolio purchase was net of unrealized depreciation of $4,244,000, or 5.0% of the balances outstanding, and included a purchase premium of approximately $5,678,000, of which $31,000 and $121,000 was amortized into interest income in the 2011 third quarter and nine months, and $45,000 and $152,000 was amortized into interest income in the comparable 2010 periods. The premium amount on the balance sheet was $209,000 and $330,000 at September 30, 2011 and December 31, 2010. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller, adjusted for changes in delinquency trends and other factors as described previously in Note 2.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.15% to 0.50%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at September 30, 2011 and December 31, 2010 was $1,019,000 and $883,000, and $257,000 and $800,000 was amortized to interest expense during the third quarter and nine months ended September 30, 2011, and $262,000 and $750,000 was amortized in the comparable 2010 periods. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending September 30,						September 30, 2011	December 31, 2010	Interest Rate (1)
(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter

Deposits and federal funds purchased	$315,004	$128,852	$44,450	$—	$—	$—	$488,306	$468,957	0.80%

(1)	Weighted average contractual rate as of September 30, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, that the Tier I Leverage Capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to the Company of $1,000,000 in each of the 2011 and 2010 third quarters, and $3,000,000 in each of the 2011 and 2010 nine months.

On February 27, 2009 and December 22, 2009, Medallion Bank issued, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP) Medallion Bank’s fixed rate non-cumulative Perpetual Preferred Stock, Series A, B, C, and D for an aggregate purchase price of $21,498,000 in cash. On July 21, 2011, Medallion Bank issued, and the US Treasury purchased 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E) for an aggregate purchase price of $26,303,000 under the Small Business Lending Fund Program (SBLF). The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. In connection with the issuance of the Series E, the Bank exited the CPP by redeeming the Series A, B, C, and D. In addition, the Bank received additional funds of approximately $4,000,000 million, net of dividends due on the repaid securities. The Bank will pay an initial dividend rate of 1% on the Series E.

The following table represents Medallion Bank’s actual capital amounts and related ratios as of September 30, 2011 and December 31, 2010, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of September 30, 2011, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	September 30, 2011	December 31, 2010
Tier I capital	—	—	$105,432	$93,866
Total capital	—	—	112,722	100,762
Average assets	—	—	595,454	552,603
Risk-weighted assets	—	—	575,771	544,935
Leverage ratio (1)	4%	5%	17.7%	17.0%
Tier I capital ratio (2)	4	6	18.3	17.2
Total capital ratio (2)	8	10	19.6	18.5

(1)	Calculated by dividing Tier I capital by average assets.
(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending September 30,						September 30, 2011	December 31, 2010	Interest Rate (1)
(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter
Revolving lines of credit	$—	$—	$169,633	$—	$—	$—	$169,633	$180,204	1.34%
SBA debentures	3,000	19,450	13,500	9,250	—	24,485	69,685	80,250	5.44
Notes payable to banks	19,663	22,246	24,137	139	10,510	874	77,569	87,078	4.26
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.68

Total	$22,663	$41,696	$207,270	$9,389	$10,510	$58,359	$349,887	$380,532	3.40%

(1)	Weighted average contractual rate as of September 30, 2011.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $169,633,000 was outstanding at September 30, 2011. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.24% at September 30, 2011) plus 0.75%, or 90 day LIBOR (0.37% at September 30, 2011) plus 0.50%; plus 0.95%.

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

(B) SBA DEBENTURES

In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of September 30, 2011, $106,985,000 of commitments had been fully utilized, and $5,000,000 was available for borrowing.

The notes are collateralized by substantially all of the Company’s assets and are subject to the terms and conditions of agreements with the SBA which, among other things, restrict stock redemptions, disposition of assets, new indebtedness, dividends or distributions, and changes in management, ownership, investment policy, or operations. The debentures have been issued in various tranches for terms of ten years with interest payable semiannually.

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

The table below summarizes the key attributes of our various borrowing arrangements with banks as of September 30, 2011.

(Dollars in thousands)
Borrower	# of Banks / Notes	Note Dates	Maturity Dates	Type	Note Amounts	Balance Outstanding at September 30, 2011	Monthly Payment	Average Interest Rate at September 30, 2011	Interest Rate Index(1)
The Company	4/7	1/09 - 7/11	10/11 - 1/16	Participated loans treated as financings	$21,451	$21,382	Proportionate to the payments received on the participated loans	4.86%	N/A

The Company	2/3	3/11 – 9/11	6/13 - 5/14	Revolving line of credit secured by pledged loans	35,000	19,950	Interest only	3.00% + 0.25% unused fee	LIBOR + 2.00%, 3.00% floor; Prime + 0.50%, 4.00% floor; LIBOR + 2.00% or Prime - 0.50%, 3.00% floor

Medallion Chicago	3/28	12/10	12/13 - 12/15	Term loans secured by owned Chicago medallions(2)	18,398	18,124	$108 principal & interest	5.00%	N/A

MFC	6/11	3/09 - 10/10	10/11 - 2/17	Participated loans treated as financings(3)	15,730	15,390	Proportionate to the payments received on the participated loans	4.33%	4.33%(4)

MFC	4/4	1/05 - 8/11	3/12 - 8/13	Revolving line of credit secured by pledged loans(5)	63,000	2,723	Interest only	2.79%	Prime + 0.50%; LIBOR +2%, 3.00% floor; LIBOR + 2.50%; or LIBOR + 2%, 3.00% floor

					$153,579	$77,569

(1)	At September 30, 2011, 30 day LIBOR was 0.24%, 360 day LIBOR was 0.86%, and the prime rate was 3.25%.
(2)	$10,973 guaranteed by the Company.
(3)	$4,227 guaranteed by the Company.
(4)	Generally, each of these notes reprice on their one year anniversary date at the greater of the current interest rate, or the prime rate plus an index, which ranges from 0.25% to 1.375%. One $547 loan remains fixed to term at 5.50%, and one $671 loan remains fixed to term at 4.125%.
(5)	Guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.37% at September 30, 2011) plus 2.13%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At September 30, 2011, $33,000,000 was outstanding on the preferred securities. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At September 30, 2011, 160,605 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the 2006 Director Plan. At September 30, 2011, no shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock, which at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of September 30, 2011, 731,382 shares of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

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

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At September 30, 2011, 1,421,429 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,352,873 options were exercisable, and there were 68,618 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the 2011 third quarter and nine months. The weighted average fair value of options granted was $0.96 per share for the three and nine months ended September 30, 2010. The following assumption categories are used to determine the value of any option grants.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk free interest rate	NA	NA	NA	2.77%
Expected dividend yield	NA	NA	NA	8.00
Expected life of option in years (1)	NA	NA	NA	6.00
Expected volatility (2)	NA	NA	NA	30.00

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the periods ended September 30, 2011 and December 31, 2010.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,475,932	$3.50-17.94	$8.93
Granted	68,500	7.17-8.21	8.06
Cancelled	(46,264)	9.22-17.94	13.79
Exercised	(2,200)	4.85	4.85

Outstanding at December 31, 2010	1,495,968	3.50-14.63	8.75
Granted	—	—	—
Cancelled	(16,937)	9.22-14.63	14.54
Exercised (1)	—	—	—

Outstanding at March 31, 2011	1,479,031	3.50-13.06	8.68
Granted	—	—	—
Cancelled	(50,602)	4.85-11.70	11.66
Exercised (1)	(7,000)	4.85	4.85

Outstanding at June 30, 2011	1,421,429	3.50-13.06	8.59
Granted	—	—	—
Cancelled	—	—	—
Exercised (1)	—	—	—

Outstanding at September 30, 2011 (2)	1,421,429	$3.50-13.06	$8.59

Options exercisable at September 30, 2011 (2)	1,352,873	$3.50-13.06	$8.63

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 and $30,000 for the 2011 third quarter and nine months, and was $0 for the comparable 2010 periods.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2011 and the related exercise price of the underlying options, was $1,919,000 for outstanding options and $1,822,000 for exercisable options as of September 30, 2011.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan for the periods ended September 30, 2011 and December 31, 2010.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2009	—	$—	$—
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—

Outstanding at December 31, 2010	—	—	—
Granted	68,740	7.99	7.99
Cancelled	—	—	—
Vested (1)	—	—	—

Outstanding at March 31, 2011	68,740	7.99	7.99
Granted	—	—	—
Cancelled	(25)	7.99	7.99
Vested (1)	—	—	—

Outstanding at June 30, 2011	68,715	7.99	7.99
Granted	—	—	—
Cancelled	97	7.99	7.99
Vested (1)	—	—	—

Outstanding at September 30, 2011 (2)	68,618	$7.99	$7.99

(1)	The aggregate fair value of the restricted stock vested was $0 for the 2011 and 2010 third quarters and nine months.
(2)	The aggregate fair value of the restricted stock was $638,000 as of September 30, 2011.

The following table presents the activity for the unvested options outstanding under the plans for the quarter and nine months ended September 30, 2011.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2010	263,161	$7.17-11.21	$8.83
Granted	—	—	—
Cancelled	—	—	—
Vested	(35,139)	9.99-11.21	10.73

Outstanding at March 31, 2011	228,022	7.17-9.24	8.54
Granted	—	—	—
Cancelled	—	—	—
Vested	(159,466)	7.17-9.24	8.82

Outstanding at June 30, 2011	68,556	7.17-8.21	7.89
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—

Outstanding at September 30, 2011	68,556	$7.17-8.21	$7.89

The intrinsic value of the options vested was $0 and $21,000 for the 2011 third quarter and nine months.

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2011 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding			Options Exercisable
		Weighted average			Weighted average
Range of Exercise Prices	Shares at September 30, 2011	Remaining contractual life in years	Exercise price	Shares at September 30, 2011	Remaining contractual life in years	Exercise price
$3.50-5.51	341,647	0.79	$4.91	341,647	0.79	$4.91
6.89-13.06	1,079,782	5.60	9.76	1,011,226	5.42	9.88

$3.50-13.06	1,421,429	4.44	8.59	1,352,873	4.25	8.63

The following table summarizes information regarding restricted stock outstanding at September 30, 2011 under the 2009 Employee Restricted Stock Plan.

	Restricted Stock Outstanding
		Weighted average
Range of Grant Prices	Shares at September 30, 2011	Remaining vesting period in years	Grant price
$7.99	68,618	2.39	$7.99

(6) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Prepayment fees	$88	$273	$438	$623
Servicing fees	71	990	246	2,391
Late charges	35	47	171	148
Other	24	30	98	125

Total noninterest income	$218	$1,340	$953	$3,287

Prepayment fees decreased in the 2011 third quarter compared to the 2010 third quarter due to a lower level of prepayment activity as interest rates appear to have bottomed, and also reflected the prepayment of several larger customers in the 2010 periods. The decrease in servicing fees in the 2011 third quarter and nine months primarily reflected the absence of servicing fees from Medallion Bank, which are reflected as income earned by MSC, an unconsolidated portfolio investment of the Company, beginning in December 2010.

The major components of other operating expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Loan collection costs and other investment costs	$29	$15	$1,024	($1,564)
Travel, meals, and entertainment	203	258	657	617
Miscellaneous taxes	119	80	305	385
Directors’ fees	101	135	304	408
Office expense	58	89	173	264
Telephone	43	57	137	188
Insurance	60	57	135	169
Investment and referral	39	48	134	135
Depreciation and amortization	36	48	117	146
Other expenses	196	375	543	761

Total other operating expenses	$884	$1,162	$3,529	$1,509

Most expense categories were lower in the 2011 periods as a result of the costs which are being allocated to MSC for servicing-related activities. Additionally, loan collections and other investment costs increased reflecting $942,000 of accrued costs relating to a proposed investment opportunity in the 2011 nine months, and also reflected $1,312,000 of expense reversals related to the costs of winding up the operations of the SPAC’s in the 2010 nine months that were reclassified to realized losses on investments, and $310,000 that was reversed as a result of favorable negotiations with the creditors of SPAC. Travel, meals, and entertainment increased in the 2011 nine months compared to the prior year due to an increase in investment development activities. Miscellaneous taxes were lower in the 2011 nine months due to higher franchise and excise taxes in the prior year. Other expenses decreased due to a reserve established for capitalized transaction costs in the prior periods.

8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Net share data:
Net asset value at the beginning of the period	$9.49	$9.16	$9.35	$9.27
Net investment income	0.08	0.14	0.33	0.42
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.04	(0.01)	0.07	(0.51)
Net change in unrealized appreciation on investments	0.15	0.07	0.37	0.46

Net increase in net assets resulting from operations	0.27	0.20	0.77	0.37
Issuance of common stock	—	—	(0.03)	—
Repurchases of common stock	—	0.02	—	0.02
Distribution of net investment income	(0.05)	(0.15)	(0.38)	(0.45)
Return of capital	(0.13)	—	(0.13)	—
Distribution of net realized gains on investments	—	—	—	—
Other	0.01	—	0.01	0.02

Total increase (decrease) in net asset value	0.10	0.07	0.24	(0.04)

Net asset value at the end of the period (1)	$9.59	$9.23	$9.59	$9.23

Per share market value at beginning of period	$9.75	$6.60	$8.20	$8.17
Per share market value at end of period	9.30	7.79	9.30	7.79
Total return (2)	(11%)	81%	26%	1%

Ratios/supplemental data
Average net assets	$167,671	$160,699	$165,828	$161,600
Total expense ratio (3) (4) (5)	16%	21%	17%	20%
Operating expenses to average net assets (4) (5)	8.14	12	8.88	11
Net investment income after taxes to average net assets(5)	3.26	5.84	4.59	6.24

(1)	Includes $0.00 and $0.13 of undistributed net investment income per share and $0.00 of undistributed net realized gains per share as of September 30, 2011 and 2010.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	Includes $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s in the 2010 nine months that were reclassified to realized losses on investments, and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC. Excluding these amounts, the total expense ratio was 21% for the 2010 nine months, and the operating expense ratio was 12%.
(5)	In December 2010, MSC assumed our servicing obligations, and as a result, servicing fee income of $1,389 and $4,145, and operating expenses of $1,369 and $4,127, which formerly were the Company’s, were now MSC’s for the three and nine months ended September 30, 2011. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 20%, 11%, and 3.30% in the quarter, and 21%, 12%, and 4.61% in the nine months.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Testing Goodwill for Impairment”. ASU 2011-08 amends Topic 350 (Intangibles-Goodwill and Other) by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not believe adoption will have an impact on its financial condition or results of operation.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards”. ASU 2011-04 amends Topic 820 (Fair Value Measurement) by providing a consistent definition of fair value, ensuring that the fair value measurement and disclosure requirements are similar between US GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011, and is to be applied prospectively. The Company is evaluating the impact adoption of ASU 2011-04 will have on its disclosures, and does not believe adoption will have an impact on its financial condition or results of operation.

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

(10) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company, and were subject to various regulatory constraints imposed by the TARP program (see Note 3).

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were approximately $143,000 and $160,000 for the three months ended September 30, 2011 and 2010, and were $407,000 and $444,000 for the comparable nine months.

At September 30, 2011, December 31, 2010, and September 30, 2010, we serviced $351,303,000, $332,053,000, and $312,097,000 in loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Loan origination fees	$152	$227	$534	$640
Reimbursement of operating expenses	64	79	184	237
Servicing fees	5	875	16	2,088
Interest income	—	—	—	—

Total other income	$221	$1,181	$734	$2,965

In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $1,389,000 and $4,145,000 of servicing fee income was earned by MSC in the 2011 third quarter and nine months.

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

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At September 30, 2011 and December 31, 2010, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$452,982	$452,982	$483,516	$483,516
Cash	18,887	18,887	17,303	17,303
Accrued interest receivable	1,110	1,110	1,441	1,441
Financial liabilities
Funds borrowed	349,887	349,887	380,532	380,532
Accrued interest payable	775	775	1,913	1,913

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

The following tables present Medallion’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

	00000000	00000000	00000000	00000000
September 30, 2011 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$303,943	$303,943
Commercial loans	—	—	59,020	59,020
Investment in Medallion Bank and other controlled subsidiaries	—	—	85,264	85,264
Equity investments	256	—	4,499	4,755
Other assets	—	40,963	—	40,963

	00000000	00000000	00000000	00000000
December 31, 2010 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$323,126	$323,126
Commercial loans	—	—	76,866	76,866
Investment in Medallion Bank and other controlled subsidiaries	—	—	78,735	78,735
Equity investments	280	—	4,509	4,789
Other assets	—	37,476	—	37,476

Included in level 3 investments in other controlled subsidiaries is the investment in Medallion Bank, MSC, and investments in start-up businesses engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of Medallion’s level 3 financial assets and liabilities for the quarters and nine months ended September 30, 2011 and 2010.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
June 30, 2011	$312,139	$65,851	$82,772	$4,390	$—
Gains (losses) included in earnings	—	(2,518)	3,847	109	—
Purchases, investments, and issuances	27,710	654	826	—	—
Sales, maturities, settlements, and distributions	(35,906)	(4,967)	(2,181)	—	—

September 30, 2011	$303,943	$59,020	$85,264	$4,499	$—

Amounts related to held assets(1)	$—	($2,450)	$3,847	$149	$—

(1)	Total realized and unrealized gains (losses) included in income for the 2011 third quarter which relate to assets held as of September 30, 2011.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2010	$323,126	$76,866	$78,735	$4,509	$—
Gains (losses) included in earnings	—	(4,601)	9,543	1,764	—
Purchases, investments, and issuances	128,487	3,190	2,595	—	—
Sales, maturities, settlements, and distributions	(147,670)	(16,435)	(5,609)	(1,774)	—

September 30, 2011	$303,943	$59,020	$85,264	$4,499	$—

Amounts related to held assets(1)	$—	($4,550)	$9,543	$759	$—

(1)	Total realized and unrealized gains (losses) included in income for the 2011 nine months which relate to assets held as of September 30, 2011.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
June 30, 2010	$333,318	$71,669	$74,104	$3,090	$—
Gains (losses) included in earnings	—	(1,064)	2,975	213	—
Purchases, investments, and issuances	53,708	24	200	—	—
Sales, maturities, settlements, and distributions	(59,601)	(5,471)	(1,520)	—	—

September 30, 2010	$327,425	$65,158	$75,759	$3,303	$—

Amounts related to held assets(1)	$—	($1,099)	$2,975	$213	$—

(1)	Total realized and unrealized gains (losses) included in income for the 2010 third quarter which relate to assets held as of September 30, 2010.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2009	$321,915	$77,922	$71,736	$2,769	$—
Gains (losses) included in earnings	—	(5,448)	7,061	534	—
Purchases, investments, and issuances	138,288	564	859	—	—
Sales, maturities, settlements, and distributions	(132,778)	(7,880)	(3,897)	—	—

September 30, 2010	$327,425	$65,158	$75,759	$3,303	$—

Amounts related to held assets(1)	$—	($5,632)	$7,061	$534	$—

(1)	Total realized and unrealized gains (losses) included in income for the 2010 nine months which relate to assets held as of September 30, 2010.

(13) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through November 3, 2011, the date of financial statement issuance.

On October 27, 2011, the Company’s board of directors declared a $0.19 per share common stock dividend, payable on November 23, 2011 to shareholders of record on November 16, 2011.

In October 2011, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than November 2011 and are to conclude 180 days after the commencement of the purchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 6%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 8% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 12%. Total assets under our management, which includes assets serviced for third party investors and managed by Medallion Bank, were $1,113,595,000 as of September 30, 2011, and $1,093,379,000 and $1,059,666,000 as of December 31, 2010 and September 30, 2010, and have grown at a compound annual growth rate of 12% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $164,336,000 or $10.40 per share.

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

In December 2010, we formed a wholly-owned portfolio company, Medallion Servicing Corporation, or MSC, to provide loan services to Medallion Bank, also a portfolio company wholly-owned by us. We have assigned all of our loan servicing rights for Medallion Bank, which consists of servicing taxi medallion and commercial loans originated by Medallion Bank, to MSC, who bills and collects the related service fee income from Medallion Bank, and is allocated and charged by the Company for MSC’s share of these servicing costs.

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

	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010
	Interest	Investment	Interest	Investment	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	5.20%	$229,008	5.27%	$231,706	5.37%	$228,561	5.52%	$239,537	5.63%	$250,260
Chicago	6.45	29,149	6.55	32,708	6.59	33,793	6.68	34,762	6.82	30,229
Newark	7.49	17,766	7.63	19,313	7.75	19,559	7.81	19,777	7.85	19,714
Boston	6.64	16,916	6.70	17,104	6.76	17,843	6.74	18,237	6.89	18,276
Cambridge	6.67	6,297	6.63	6,539	6.72	5,462	6.72	5,501	6.93	4,219
Other	6.76	4,373	6.88	4,361	6.86	4,927	7.05	5,016	7.09	4,691

Total medallion loans	5.59	303,509	5.68	311,731	5.78	310,145	5.90	322,830	5.98	327,389

Deferred loan acquisition costs		434		408		354		296		36
Unrealized depreciation on loans		—		—		—		—		—

Net medallion loans		$303,943		$312,139		$310,499		$323,126		$327,425

Commercial loans
Secured mezzanine	13.92%	$57,578	14.13%	$61,747	14.13%	$67,771	14.16%	$68,299	14.09%	$56,135
Asset based	5.62	8,070	5.71	7,747	5.77	8,126	5.72	10,234	5.69	8,833
Other secured commercial	8.35	9,251	8.48	9,800	7.56	10,486	7.50	9,873	7.53	10,161

Total commercial loans	12.34	74,899	12.61	79,294	12.55	86,383	12.44	88,406	12.21	75,129

Deferred loan acquisition income		(112)		(126)		(227)		(323)		(326)
Unrealized depreciation on loans		(15,767)		(13,317)		(11,750)		(11,217)		(9,645)

Net commercial loans		$59,020		$65,851		$74,406		$76,866		$65,158

Investment in Medallion Bank and other controlled subsidiaries, net	4.69%	$85,264	4.83%	$82,772	5.00%	$79,935	5.08%	$78,735	5.28%	$75,759

Equity investments	2.13%	$3,471	2.01%	$3,377	1.50%	$4,454	1.48%	$4,588	1.96%	$3,394

Unrealized appreciation (depreciation) on equities		1,284		1,286		517		201		194

Net equity investments		$4,755		$4,663		$4,971		$4,789		$3,588

Investment securities	—%	$—	—%	$—	—%	$—	—%	$—	—%	$—

Investments at cost (2)	6.48%	$467,143	6.66%	$477,174	6.83%	$480,917	6.89%	$494,559	6.82%	$481,671

Deferred loan acquisition (income) costs		322		282		127		(27)		(290)
Unrealized appreciation (depreciation) on equities		1,284		1,286		517		201		194
Unrealized depreciation on loans		(15,767)		(13,317)		(11,750)		(11,217)		(9,645)

Net investments		$452,982		$465,425		$469,811		$483,516		$471,930

Medallion Bank investments
Medallion loans	5.22%	$277,328	5.35%	$277,323	5.41%	$279,170	5.57%	$260,808	5.68%	$247,646
Consumer loans	17.77	204,819	17.82	202,098	17.90	192,023	17.94	189,752	17.95	194,056
Commercial loans	5.79	75,383	5.81	74,319	5.83	73,718	5.84	73,574	5.86	66,838
Investment securities	3.21	21,660	3.32	22,617	3.26	23,182	3.32	20,479	3.50	21,036

Medallion Bank investments at cost (2)	9.66	579,190	9.70	576,357	9.60	568,093	9.83	544,613	10.11	529,576

Deferred loan acquisition costs		5,744		5,637		5,531		5,559		5,893
Unrealized appreciation on investment securities		851		539		195		144		582
Premiums paid on purchased securities		222		160		171		164		180
Unrealized depreciation on loans		(14,741)		(14,577)		(13,971)		(13,645)		(14,010)

Medallion Bank net investments		$571,266		$568,116		$560,019		$536,835		$522,221

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.70%, 8.77%, 8.77%, 8.86%, and 8.95% at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net investments at beginning of period	$465,425	$482,451	$483,516	$475,133
Investments originated	28,026	53,411	131,677	139,563
Repayments of investments	(41,530)	(65,145)	(166,576)	(140,866)
Net realized gains (losses) on investments (1)	686	(186)	1,270	(8,297)
Net increase in unrealized appreciation (2)	395	1,286	3,077	6,148
(Amortization) accretion of origination costs	(20)	113	18	249

Net decrease in investments	(12,443)	(10,521)	(30,534)	(3,203)

Net investments at end of period	$452,982	$471,930	$452,982	$471,930

(1)	Excludes net realized losses of $779 for the nine months ended September 30, 2010, related to the investment in SPAC 2, which was carried in other assets on the consolidated balance sheet.
(2)	Excludes net unrealized appreciation (depreciation) of $2,378 and $3,487 for the quarter and nine months ended September 30, 2011, and ($40) and $1,202 for the comparable 2010 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet, and the reversal of unrealized depreciation of $759 for the nine months ended September 30, 2010, related to the realized loss of the SPAC 2 investment.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at September 30, 2011 was 6.48% (6.92% for the loan portfolio), a decrease of 41 basis points from 6.89% at December 31, 2010, and a decrease of 34 basis points from 6.82% at September 30, 2010. The weighted average yield of the total managed portfolio at September 30, 2011 was 8.52%, (8.70% for the loan portfolio), a decrease of 15 basis points from 8.67% at December 31, 2010, and a decrease of 25 basis points from 8.77% at September 30, 2010. The decreases from 2010 reflected the general market condition of falling interest rates, the changes in the portfolio mix, and portfolio repricing.

Medallion Loan Portfolio

Our medallion loans comprised 67% of the net portfolio of $452,982,000 at September 30, 2011, compared to 67% of the net portfolio of $483,516,000 at December 31, 2010, and 69% of $471,930,000 at September 30, 2010. Our managed medallion loans of $580,788,000 comprised 62% of the net managed portfolio of $942,355,000 at September 30, 2011, compared to 62% of the net managed portfolio of $946,343,000 at December 31, 2010, and 63% of $922,317,000 at September 30, 2010. The medallion loan portfolio decreased by $19,183,000 or 6% in 2011 (a decrease of $2,805,000 or less than 1% on a managed basis), primarily reflecting the movement of loans to Medallion Bank and participations sold. Total medallion loans serviced for third parties were $84,673,000, $63,933,000, and $53,568,000 at September 30, 2011, December 31, 2010, and September 30, 2010.

The weighted average yield of the medallion loan portfolio at September 30, 2011 was 5.59%, a decrease of 31 basis points from 5.90% at December 31, 2010, and a decrease of 39 basis points from 5.98% at September 30, 2010. The weighted average yield of the managed medallion loan portfolio at September 30, 2011 was 5.41%, a decrease of 34 basis points from 5.75% at December 31, 2010, and a decrease of 44 basis points from 5.85% at September 30, 2010. The decrease in yield primarily reflected the impact of falling interest rates in the economy and the effects of borrower refinancings. At September 30, 2011, 25% of the medallion loan portfolio represented loans outside New York, compared to 26% at December 31, 2010 and 24% at September 30, 2010. At September 30, 2011, 22% of the managed medallion loan portfolio represented loans outside New York, compared to 24% at December 31, 2010 and 23% at September 30, 2010. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 13%, 16%, and 14% of the net investment portfolio as of September 30, 2011, December 31, 2010, and September 30, 2010, and were 14%, 16%, and 14% on a managed basis. Commercial loans decreased by $17,846,000 or 23% during 2011 (decreased $16,228,000 or 11% on a managed basis), primarily reflecting payoffs and valuation adjustments in the secured mezzanine portfolio. Net commercial loans serviced by third parties were $14,029,000 at September 30, 2011, $12,282,000 at December 31, 2010, and $11,930,000 at September 30, 2010.

The weighted average yield of the commercial loan portfolio at September 30, 2011 was 12.34%, a decrease of 10 basis points from 12.44% at December 31, 2010, and an increase of 13 basis points from 12.21% at September 30, 2010. The weighted average yield of the managed commercial loan portfolio at September 30, 2011 was 9.05%, a decrease of 39 basis points from 9.44% at December 31, 2010, and a decrease of 17 basis points from 9.22% at September 30, 2010, reflecting the stabilization of interest rates in the economy. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At September 30, 2011, variable-rate loans represented approximately 12% of the commercial portfolio, compared to 20% and 18% at December 31, 2010 and September 30, 2010, and were 54% for all three periods on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 21%, 19%, and 20% of the managed net investment portfolio as of September 30, 2011, December 31, 2010, and September 30, 2010. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, and trailers located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 17.77% at September 30, 2011, compared to 17.94% and 17.95% at December 31, 2010 and September 30, 2010. Adjustable rate loans represented 80% of the managed consumer portfolio at September 30, 2011, compared to 83% at December 31, 2010 and September 30, 2010.

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

The following table shows the trend in loans 90 days or more past due:

	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Medallion loans	$495	0.1%	$523	0.1%	$—	0%	$361	0.1%	$104	0.0%

Commercial loans
Secured mezzanine	8,896	2.4	8,896	2.3	9,391	2.4	9,391	2.3	11,101	2.8
Asset-based receivable	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0
Other secured commercial	759	0.2	969	0.2	985	0.2	1,364	0.3	878	0.2

Total commercial loans	9,655	2.6	9,865	2.6	10,376	2.6	10,755	2.6	11,979	3.0

Total loans 90 days or more past due	$10,150	2.7%	$10,388	2.7%	$10,376	2.6%	$11,116	2.7%	$12,083	3.0%

Total Medallion Bank loans	$1,354	0.2%	$1,083	0.2%	$1,471	0.3%	$2,246	0.4%	$2,513	0.5%

Total managed loans 90 days or more past due	$11,504	1.2%	$11,471	1.2%	$11,847	1.3%	$13,362	1.4%	$14,596	1.6%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Medallion loan delinquencies decreased due to a liquidation sale. Secured mezzanine delinquencies decreased due to collection and restructuring efforts. Other commercial loan delinquencies improved as a result of payments received. Medallion Bank experienced little change in consumer loans delinquencies although the overall declining trend reflects the effects of a slow improving economy. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

	($8,101)	($8,101)	($8,101)	($8,101)	($8,101)
(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2010	$—	($11,217)	$201	$21,109	$10,093
Net change in unrealized
Appreciation on investments	—	—	310	—	310
Depreciation on investments	—	(533)	6	—	(527)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2011	—	(11,750)	517	21,109	9,876
Net change in unrealized
Appreciation on investments	—	—	300	1,109	1,409
Depreciation on investments	—	(1,567)	469	—	(1,098)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2011	—	(13,317)	1,286	22,218	10,187
Net change in unrealized
Appreciation on investments	—	—	13	2,378	2,391
Depreciation on investments	—	(2,450)	(15)	—	(2,465)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance September 30, 2011	$—	($15,767)	$1,284	$24,596	$10,113

	($4,236)	($4,236)	($4,236)	($4,236)	($4,236)
(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2009	$—	($4,236)	($8,101)	$18,956	$6,619
Net change in unrealized
Appreciation on investments	—	—	162	1,516	1,678
Depreciation on investments	—	(3,678)	(510)	—	(4,188)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments (1)	—	—	8,232	—	8,232

Balance March 31, 2010	—	(7,914)	(217)	20,472	12,341
Net change in unrealized
Appreciation on investments	—	—	159	(274)	(115)
Depreciation on investments	—	(853)	24	—	(829)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2010	—	(8,767)	(34)	20,198	11,397
Net change in unrealized
Appreciation on investments	—	—	212	(40)	172
Depreciation on investments	—	(1,069)	16	—	(1,053)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	191	—	—	191

Balance September 30, 2010	$—	($9,645)	$194	$20,158	$10,707

(1)	Represents the writeoffs $7,725 related to the investments in SPAC and SPAC 2. See Note 10 for additional information on these investments.

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Total loans
Medallion loans	$303,943	$312,139	$310,499	$323,126	$327,425
Commercial loans	59,020	65,851	74,406	76,866	65,158

Total loans	362,963	377,990	384,905	399,992	392,583
Investment in Medallion Bank and other controlled subsidiaries	85,264	82,772	79,935	78,735	75,759
Equity investments (1)	4,755	4,663	4,971	4,789	3,588
Investment securities	—	—	—	—	—

Net investments	$452,982	$465,425	$469,811	$483,516	$471,930

Net investments at Medallion Bank and other controlled subsidiaries	$571,266	$568,116	$560,019	$536,835	$522,221
Managed net investments	$942,355	$955,696	$953,725	$946,343	$922,317

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—	$—	$—
Commercial loans	(15,767)	(13,317)	(11,750)	(11,217)	(9,645)

Total loans	(15,767)	(13,317)	(11,750)	(11,217)	(9,645)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—	—	—
Equity investments	1,284	1,286	517	201	194
Investment securities	—	—	—	—	—

Total unrealized depreciation on investments (2)	($14,483)	($12,031)	($11,233)	($11,016)	($9,451)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($13,890)	($14,039)	($13,776)	($13,501)	($13,428)
Managed total unrealized depreciation on investments (2)	($28,373)	($26,070)	($25,009)	($24,517)	($22,879)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	—%	—%	—%
Commercial loans	(21.05)	(16.79)	(13.60)	(12.69)	(12.84)
Total loans	(4.17)	(3.41)	(2.96)	(2.73)	(2.40)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—	—
Equity investments	36.97	38.07	11.61	4.37	5.74
Investment securities	—	—	—	—	—
Net investments	(3.10)	(2.52)	(2.34)	(2.23)	(1.96)

Net investments at Medallion Bank and other controlled subsidiaries	(2.40%)	(2.44%)	(2.42%)	(2.48%)	(2.54%)
Managed net investments	(2.94%)	(2.67%)	(2.57%)	(2.54%)	(2.44%)

(1)	Represents common stock and warrants held as investments.
(2)	Excludes $0, $1,019, $1,294, $1,389,and $1,448 for unrealized appreciation on Medallion Hamptons Holding at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010.
(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Realized gains (losses) on loans and equity investments
Medallion loans	$—	$—	$—	$—
Commercial loans	(70)	(186)	(51)	(39)

Total loans	(70)	(186)	(51)	(39)
Investment in Medallion Bank and other controlled subsidiaries (1)	—	—	—	(8,258)
Equity investments	756	—	1,321	—
Investment securities	—	—	—	—

Total realized gains (losses) on loans and equity investments (1)	686	(186)	1,270	(8,297)

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	(1,292)	(2,584)	(4,152)	(8,483)

Total managed realized gains (losses) on loans and equity investments (1)	($606)	($2,770)	($2,882)	($16,780)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	—%	—%	—%
Commercial loans	(0.36)	(0.96)	(0.08)	(0.06)
Total loans	(0.07)	(0.18)	(0.02)	(0.01)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	(14.93)
Equity investments	88.23	—	44.66	—
Investment securities	—	—	—	—
Net investments	0.58	(0.15)	0.35	(2.32)

Net investments at Medallion Bank and other controlled subsidiaries	(0.89)	(1.98)	(0.98)	(2.36)
Managed net investments	(0.25%)	(1.18%)	(0.40%)	(2.52%)

(1)	Excludes $779 of net realized losses for the nine months ended September 30, 2010 related to the investment in SPAC 2, which was carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$14	$213	$624	$534
Unrealized depreciation	(2,466)	(1,053)	(4,091)	(5,563)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries (1)	2,847	1,975	6,544	11,026
Realized gains	—	—	—	—
Realized losses (2)	—	191	—	950
Unrealized gains (losses) on foreclosed properties	2,378	(40)	3,487	1,202

Total	$2,773	$1,286	$6,564	$8,149

Net realized gains (losses) on investments
Realized gains	$—	$—	$—	$—
Realized losses (3)	—	(191)	—	(8,423)
Other gains	796	—	1,358	141
Direct recoveries (chargeoffs) (4)	(110)	5	(88)	(794)
Realized gains on foreclosed properties	—	—	—	—

Total	$686	($186)	$1,270	($9,076)

(1)	Includes $6,966 of net unrealized depreciation related to the investment in SPAC, including $508 that was recorded during the 2010 first quarter, that was reversed during the 2010 first quarter upon the writeoff of the SPAC investment.
(2)	Reflects the writeoff of the investment in SPAC 2 in the 2010 first quarter.
(3)	Represents the writeoffs related to the investments in SPAC and SPAC 2 in the 2010 first quarter. See Note 10 for additional information on these investments.
(4)	Includes $817 of direct chargeoffs related to the settlement of the liabilities associated with the writeoff of SPAC and SPAC 2 in the 2010 second quarter, all of which represented a reversal of accrued expenses.

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 19%, 16%, and 16% of our total portfolio at September 30, 2011, December 31, 2010, and September 30, 2010. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We have held discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to us of $1,000,000 in each of the 2011 and 2010 third quarters, and $3,000,000 in each of the 2011 and 2010 nine months. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at September 30, 2011, December 31, 2010, and September 30, 2010. Equity investments were 1%, 1%, and less than 1% of our total managed portfolio at September 30, 2011, December 31, 2010, and September 30, 2010. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at September 30, 2011, December 31, 2010, and September 30, 2010. Investment securities were 2% of our total managed portfolio at September 30, 2011, December 31, 2010, and September 30, 2010. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

Trend in Interest Expense

Our interest expense is driven by the interest rates payable on our short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. We established a medallion lending relationship with DZ Bank in December 2008, that provides for growth in the portfolio at generally lower rates than under prior facilities, all of which have been fully paid off. In addition, Medallion Bank began raising brokered bank certificates of deposit during 2004, which were at our lowest borrowing costs. As a result of Medallion Bank raising funds through certificates of deposit as previously noted, we were able to realign the ownership of some of our medallion loans and related assets to Medallion Bank allowing us and our subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, Medallion Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 4 to the consolidated financial statements for details on the terms of all outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and nine months ended September 30, 2011 and 2010. Our average balances decreased and Medallion Bank’s average balances increased, reflecting the sourcing of more business to Medallion Bank, and an increase in loan participations sold. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy, and the repricing of term borrowings.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
September 30, 2011
Revolving lines of credit	$753	$173,758	1.72%	$2,281	$175,462	1.74%
SBA debentures	1,196	76,805	6.18	3,492	79,089	5.90
Notes payable to banks	847	70,574	4.76	2,600	75,177	4.62
Preferred securities	635	33,000	7.63	1,903	33,000	7.71

Total	$3,431	$354,137	3.84	$10,276	$362,728	3.79

Medallion Bank borrowings	$1,309	$486,726	1.07	$4,862	$483,967	1.34

Total managed borrowings	$4,740	$840,863	2.24	$15,138	$846,695	2.39

September 30, 2010
Revolving lines of credit	$931	$182,272	2.03%	$2,456	$182,410	1.80%
SBA debentures	1,410	83,805	6.68	4,259	86,752	6.56
Notes payable to banks	863	72,335	4.73	2,475	64,184	5.16
Preferred securities	634	33,000	7.62	1,903	33,000	7.71

Total	$3,838	$371,412	4.10	$11,093	$366,346	4.05

Medallion Bank borrowings	$1,874	$441,490	1.68	$5,624	$402,393	1.87

Total managed borrowings	$5,712	$812,902	2.79	$16,717	$768,739	2.91

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At September 30, 2011 and 2010, short-term adjustable rate debt constituted 68% and 69% of total debt, and was 29% and 31% on a fully managed basis including the borrowings of Medallion Bank, reflecting the payoff of the floating rate Citi borrowings and its partial replacement with fixed rate debt.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Statement of operations
Investment income	$8,029	$9,553	$26,040	$28,143
Interest expense	3,431	3,838	10,276	11,093

Net interest income	4,598	5,715	15,764	17,050
Noninterest income	218	1,340	953	3,287
Operating expenses (1)	3,440	4,687	11,020	12,799

Net investment income before income taxes	1,376	2,368	5,697	7,538
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	1,376	2,368	5,697	7,538
Net realized gains (losses) on investments	686	(186)	1,270	(9,076)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (2)	2,847	1,975	6,544	11,026
Net change in unrealized appreciation (depreciation) on investments (2)	(74)	(689)	20	(2,877)

Net increase in net assets resulting from operations	$4,835	$3,468	$13,531	$6,611

Per share data
Net investment income	$0.08	$0.14	$0.33	$0.42
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.04	(0.01)	0.07	(0.51)
Net change in unrealized appreciation on investments (2)	0.15	0.07	0.37	0.46

Net increase in net assets resulting from operations	$0.27	$0.20	$0.77	$0.37

Dividends declared per share	$0.19	$0.15	$0.54	$0.45

Weighted average common shares outstanding
Basic	17,403,007	17,472,385	17,402,520	17,535,826
Diluted	17,643,075	17,579,269	17,600,230	17,659,628

	September 30, 2011	December 31, 2010
Balance sheet data
Net investments	$452,982	$483,516
Total assets	524,366	550,312
Total funds borrowed	349,887	380,532
Total liabilities	356,854	387,547
Total shareholders’ equity	167,512	162,765

Managed balance sheet data (3)
Net investments	$942,355	$946,343
Total assets	1,042,943	1,041,729
Total funds borrowed	838,193	849,489
Total liabilities	849,127	878,964

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Selected financial ratios and other data
Return on average assets (ROA) (4) (13)
Net investment income after taxes	1.02%	1.71%	1.41%	1.86%
Net increase in net assets resulting from operations	3.59	2.51	3.36	1.63
Return on average equity (ROE) (5) (13)
Net investment income after taxes	3.26	5.84	4.59	6.24
Net increase in net assets resulting from operations	11.44	8.56	10.91	5.47

Weighted average yield	6.93%	7.97%	7.42%	7.99%
Weighted average cost of funds	2.96	3.20	2.93	3.15

Net interest margin (6)	3.97	4.77	4.49	4.84

Noninterest income ratio (7) (13)	0.19%	1.12%	0.27%	0.93%
Total expense ratio (1) (8) (13)	5.92	7.11	6.07	6.78
Operating expense ratio (1) (9) (13)	2.97	3.91	3.14	3.63

	September 30, 2011	December 31, 2010
As a percentage of net investment portfolio
Medallion loans	67%	67%
Commercial loans	13	16
Investment in Medallion Bank and other controlled subsidiaries	19	16
Equity investments	1	1
Investment securities	—	—

Investments to assets (10)	86%	88%
Equity to assets (11)	32	30
Debt to equity (12)	209	234

(1)	Includes $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s in the 2010 nine months that were reclassified to realized losses on investments, and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC. Excluding these amounts, the total expense ratio was 7.24% and the operating expense ratio was 4.09%.
(2)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(3)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(4)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(5)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(6)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $387 and $1,514 in the three and nine months ended September 30, 2011, and $977 and $1,847 for the comparable 2010 periods, and also included $1,000 and $3,000 of dividends from Medallion Bank for the same 2011 and 2010 periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.47% and 6.51% for the three and nine months ended September 30, 2011, and was 6.55% and 6.64% for the comparable 2010 periods.
(7)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(8)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(9)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(10)	Represents net investments divided by total assets as of the period indicated.
(11)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(12)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.
(13)	In December 2010, MSC assumed our servicing obligations, and as a result, servicing fee income of $1,389 and $4,145 and operating expenses of $1,369 and $4,127, which formerly were the Company’s were now MSC’s for the quarter and nine months ended September 30, 2011. Excluding the impact of the MSC amounts, the 2011 third quarter and nine-month’s ROA and ROE on net investment income after taxes were 1.04% and 1.42% and 3.30% and 4.61%, respectively, and the noninterest income, total expense, and operating expense ratios were 1.39% and 1.45%, 7.11% and 7.24%, and 4.15% and 4.31% for the respective periods.

Consolidated Results of Operations

2011 Third Quarter and Nine Months Compared to the 2010 Periods

Net increase in net assets resulting from operations was $4,835,000 or $0.27 per diluted common share and $13,531,000 or $0.77 in the 2011 third quarter and nine months, up $1,367,000 or 39% and $6,920,000 from $3,468,000 or $0.20 per share and $6,611,000 or $0.37 in the 2010 third quarter and nine months, primarily reflecting higher net realized/unrealized gains and lower operating expenses, partially offset by lower noninterest and net interest income. Net investment income after income taxes was $1,376,000 or $0.08 per share and $5,697,000 or $0.32 in the 2011 quarter and nine months, down $992,000 or 42%, and $1,841,000 or 24% from $2,368,000 or $0.13 per share and $7,538,000 or $0.43 in the 2010 quarter and nine months.

Investment income was $8,029,000 and $26,040,000 in the 2011 third quarter and nine months, down $1,524,000 or 16% and $2,103,000 or 7% from $9,553,000 and $28,143,000 in the year ago periods, and included $387,000 and $1,514,000 from interest recoveries and bonuses on certain investments in the 2011 quarter and nine months, compared to $977,000 and $1,847,000 in the 2010 periods. Also included in the 2011 and 2010 quarters and nine months was $1,000,000 and $3,000,000 in dividends from Medallion Bank. Excluding those items, investment income decreased $934,000 or 12% in the quarter and $1,770,000 or 7% in the nine months, primarily reflecting changes in the yields earned and the sourcing of a greater proportion of the Company’s business to Medallion Bank. The yield on the investment portfolio was 6.93% in the 2011 quarter, down 13% from 7.97% in 2010, and was 7.42% in the 2011 nine months, down 7% from 7.99% in the 2010 nine months. Excluding the extra interest and dividends, the 2011 third quarter and nine month yields were down 9% and 7% to 5.73% and 6.13%, from 6.32% and 6.61% in the 2010 quarter and nine months, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $460,083,000 and $469,396,000 in the 2011 quarter and nine months, down 3% and less than 1% from $475,566,000 and $470,854,000 in the year ago periods, primarily reflecting portfolio growth, partially offset by loan participations sold and loan payments received.

Medallion loans were $303,943,000 at quarter end, down $23,482,000 or 7% from $327,425,000 a year ago, representing 67% of the investment portfolio compared to 69% a year ago, and were yielding 5.59% compared to 5.98% a year ago, a decrease of 7%, reflecting the repricing of the portfolio to lower current market interest rates. The decrease in outstandings primarily reflected sold participations and repayments, primarily in the New York market, partially offset by portfolio growth. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $665,460,000 at quarter end, up $36,956,000 or 6% from $628,504,000 a year ago, reflecting the above and the strong overall portfolio growth at Medallion Bank, particularly in the New York market. The commercial loan portfolio was $59,020,000 at quarter end, compared to $65,158,000 a year ago, a decrease of $6,138,000 or 9%, and represented 13% of the investment portfolio compared to 14% a year ago. The decrease primarily reflected reserve increases in the high-yield mezzanine loan portfolio. Commercial loans yielded 12.34% at quarter end, up 1% from 12.21% a year ago, reflecting the portfolio mix. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $119,310,000 at quarter end, essentially unchanged from $119,266,000 a year ago, primarily reflecting the changes described above, and increases in Medallion Bank’s asset-based portfolio. Investments in Medallion Bank and other controlled subsidiaries were $85,264,000 at quarter end, up $9,505,000 or 13% from $75,759,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank, and which represented 19% of the investment portfolio, compared to 16% a year ago, and which yielded 4.69% at quarter end, compared to 5.28% a year ago, reflecting the flat dividend from the Bank on a growing investment balance. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $4,755,000 at quarter end, up $1,167,000 or 33% from $3,588,000 a year ago, primarily reflecting increased equity purchases and portfolio appreciation, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 2.13%, compared to 1.96% a year ago. Investment securities were zero at both quarter ends. See page 27 for a table that shows balances and yields by type of investment.

Interest expense was $3,431,000 and $10,276,000 in the 2011 quarter and nine months, down $407,000 or 11% and $817,000 or 7% from $3,838,000 and $11,093,000 in the 2010 periods. The decrease in interest expense was primarily due to the decreased cost of borrowed funds, and in the quarter was also due to decreased levels of borrowing. The cost of borrowed funds was 3.84% and 3.79% in the 2011 quarter and nine months, compared to 4.10% and 4.05% in the year ago periods, both decreases of 6%, reflecting the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $354,137,000 and $362,728,000 for the 2011 quarter and nine months, compared to $371,412,000 and $366,346,000 in the year ago periods, decreases of 5% and 1%, primarily reflecting the stabilization of our borrowing needs as much of our portfolio growth was in Medallion Bank. See page 33 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $4,598,000 and $15,764,000 and the net interest margin was 3.97% and 4.49% for the 2011 third quarter and nine months, down $1,117,000 or 20% and $1,286,000 or 8% from $5,715,000 and $17,050,000 a year ago, which represented net interest margins of 4.77% and 4.84%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income was $218,000 and $953,000 in the 2011 third quarter and nine months, down $1,122,000 or 84% and $2,334,000 or 71% from $1,340,000 and $3,287,000 a year ago, primarily reflecting lower servicing and other fees generated from the portfolio base at Medallion Bank and lower prepayment fees. Excluded from noninterest income in the 2011 third quarter and nine months was $1,389,000 and $4,145,000 of servicing fee income, which beginning in the 2010 fourth quarter was assigned to Medallion Servicing Corp. (MSC), a wholly-owned unconsolidated portfolio company, established for the purpose of conducting most of the servicing activities for Medallion Bank.

Operating expenses were $3,440,000 and $11,020,000 in the 2011 third quarter and nine months, down $1,247,000 or 27% and down $1,779,000 or 14% from $4,687,000 and $12,799,000 in the 2010 periods, which included $1,622,000 of expense reversals in the 2010 nine months associated with potential liabilities of the SPAC’s. Also, excluded from operating expenses in the 2011 quarter and nine months was $1,369,000 and $4,127,000 of servicing-related expenses, which beginning in the 2010 fourth quarter were charged to MSC. Excluding the SPAC and MSC amounts, operating expenses increased $122,000 or 3% and $726,000 or 5% in the quarter and nine months. Salaries and benefits expense was $2,101,000 and $6,060,000 in the third quarter and nine months, down $621,000 or 23% and $2,469,000 or 29% from $2,722,000 and $8,529,000 in 2010, primarily reflecting $937,000 and $2,810,000 of MSC allocations in the 2011 quarter and nine months, and otherwise reflecting higher salary levels and lower salary deferrals related to loan originations, and in the nine months, also by lower bonus accruals and higher salary deferrals related to loan originations. Professional fees were $220,000 and $743,000 in the quarter and nine months, down $231,000 or 51% and $986,000 or 57% from $451,000 and $1,729,000 a year ago, primarily reflecting higher 2010 legal and other professional expenses related to various investment opportunities and the MFC reorganization, lower accounting costs in 2011, and also reflected $56,000 and $178,000 of MSC allocations in the quarter and nine months. Occupancy expense was $235,000 and $687,000 in the quarter and nine months, down $117,000 or 33% and $345,000 or 33% from $352,000 and $1,032,000 in the 2010 periods, primarily reflecting $162,000 and $408,000 of MSC allocations and scheduled rent increases. Other operating expenses of $884,000 and $3,529,000 in 2011 were down $278,000 or 24% and were up $2,020,000 from

$1,162,000 and $1,509,000 a year ago, primarily reflecting $1,622,000 of 2010 expense reversals in the nine months associated with potential liabilities of the SPAC’s, and also in 2011 reflected $214,000 and $731,000 of MSC allocations. Excluding the SPAC and MSC amounts, other operating expenses decreased $64,000 or 6% in the quarter, and increased $1,129,000 or 36% in the nine months, primarily reflecting $942,000 of costs accrued related to a proposed investment opportunity that may be recoverable in the future, higher travel and entertainment expenses, and lower franchise tax accruals.

Income tax expense was $0 in the 2011 and 2010 third quarters and nine months.

Net change in unrealized appreciation on investments was $2,773,000 and $6,564,000 in the 2011 third quarter and nine months, compared to $1,286,000 and $8,149,000 in the 2010 third quarter and nine months, an increase in appreciation of $1,487,000 in the quarter, and a decrease in appreciation of $1,585,000 or 19% in the nine months. Net change in unrealized appreciation (depreciation), net of the net change in unrealized appreciation or depreciation on Medallion Bank and the other controlled subsidiaries, was depreciation of $74,000 and appreciation of $20,000 in the 2011 quarter and nine months, compared to depreciation of $689,000 and $2,877,000 in the 2010 periods, resulting in increased appreciation of $615,000 and $2,897,000 in the 2011 quarter and nine months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2011 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $2,847,000 ($6,544,000 in the nine months) and net appreciation on foreclosed property of $2,378,000 ($3,487,000 in the nine months), partially offset by net unrealized depreciation on loans of $2,450,000 ($4,550,000 in the nine months) and net unrealized depreciation on equity investments of $2,000 ($1,083,000 of appreciation in the nine months). The 2010 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $1,975,000 ($11,026,000 in the nine months), net unrealized appreciation on equity investments of $229,000 ($550,000 in the nine months), reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $191,000 ($191,000 in the nine months), and reversals of unrealized depreciation associated with equity investments (SPAC 2) which were charged off of $0 ($759,000 in the nine months), partially offset by net unrealized depreciation on loans of $1,069,000 ($5,579,000 in the nine months) and depreciation on foreclosed property of $40,000 (appreciation of $1,202,000 in the nine months. The net appreciation or depreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $1,000,000 in each of the 2011 and 2010 third quarters, and $3,000,000 in the 2011 and 2010 nine months, and also in 2010 includes the reversal of unrealized depreciation of $7,473,000 related to the writeoffs of the SPAC investments realized in the 2010 first quarter.

Our net realized gains on investments were $686,000 and $1,270,000 in the 2011 quarter and nine months, compared to losses of $186,000 and $9,076,000 in the 2010 quarter and nine months, an increase in realized gains of $872,000 in the quarter and $10,346,000 in the nine months. The 2011 activity reflected gains on the sale of equity investments of $796,000 ($1,358,000 in the nine months) and net direct chargeoffs of $110,000 ($88,000 in the nine months). The 2010 activity reflected the reversals described in the unrealized paragraph above, partially offset by net direct recoveries of $5,000 ($794,000 of net direct chargeoffs in the nine months) and net direct gains on the sale of investments of $0 ($141,000 in the nine months).

Our net realized/unrealized gains on investments were $3,459,000 and $7,834,000 in the 2011 quarter and nine months, compared to a gain of $1,100,000 and a loss of $927,000 in the 2010 periods, an increase of $2,359,000 and $8,761,000 in net gains in the 2011 periods, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $69,685,000 with a weighted average interest rate of 5.44%, constituting 20% of our total indebtedness as of September 30, 2011. Also, as of September 30, 2011, portions of the adjustable rate debt with banks repriced at intervals of as long as 12 months, and certain of the certificates of deposit were for terms of up to 34 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at September 30, 2011, compared to the respective positions at the end of 2010 and 2009. The principal amount of interest earning assets is assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

September 30, 2011 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$8,069	$—	$—	$—	$—	$—	$—	$8,069
Adjustable rate	33,647	471	61	—	567	—	—	34,746
Fixed-rate	38,875	79,155	152,330	29,621	30,352	1,935	3,324	335,592
Cash	18,887	—	—	—	—	—	—	18,887

Total earning assets	$99,478	$79,626	$152,391	$29,621	$30,919	$1,935	$3,324	$397,294

Interest bearing liabilities
Revolving lines of credit	$169,633	$—	$—	$—	$—	$—	$—	$169,633
SBA debentures	3,000	19,450	13,500	9,250	—	—	24,485	69,685
Notes payable to banks	46,745	2,828	16,929	—	11,067	—	—	77,569
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$252,378	$22,278	$30,429	$9,250	$11,067	$—	$24,485	$349,887

Interest rate gap	($152,900)	$57,348	$121,962	$20,371	$19,852	$1,935	($21,161)	$47,407

Cumulative interest rate gap (2)	($152,900)	($95,552)	$26,410	$46,781	$66,633	$68,568	$47,407	—

December 31, 2010 (2)	($121,343)	($85,323)	$33,820	$39,954	$62,579	$62,709	$48,006	—
December 31, 2009 (2)	($129,336)	($39,371)	$28,151	$57,045	$65,972	$65,089	$54,992	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (38%), (28%), and (30%), as of September 30, 2011, and December 31, 2010 and 2009, and was (31%), (29%), and (25%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($55,072) or (14%) for September 30, 2011, compared to ($30,928) or (7%) and ($34,286) or (8%) for December 31, 2010 and 2009, respectively, and was ($116,334) or (12%), ($114,994) or (12%), and ($85,130) or (9%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $397,294,000 and interest rate sensitive liabilities were $349,887,000 at September 30, 2011. The one-year cumulative interest rate gap was a negative $152,900,000 or 38% of interest rate sensitive assets, compared to a negative $121,343,000 or 28% at December 31, 2010 and $129,336,000 or 30% at December 31, 2009. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $55,072,000 or 14% at September 30, 2011. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $995,533,000 and interest rate sensitive liabilities were $838,193,000 at September 30, 2011. The one year cumulative interest rate gap was a negative $309,677,000 or 31% of interest rate sensitive assets, compared to a negative $289,178,000 or 29% and $225,251,000 or 25% at December 31, 2010 and 2009. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $116,334,000 or 12% at September 30, 2011.

Interest Rate Cap Agreements

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. Beginning in 2009, the Company entered into contracts to purchase interest rate caps on $512,000,000 of notional value of principal from various multinational banks, of which $175,000,000 are active with termination dates ranging to March 2013. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases of $407,000 were generally fully expensed when paid, including $5,000 and $93,000 for three and nine months ended September 30, 2011 and $142,000 for both comparable 2010 periods, and all are carried at $0 on the balance sheet at September 30, 2011.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to purchase debentures from the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $200,000,000 revolving line of credit with DZ Bank had $30,367,000 of availability. Lastly, $75,327,000 was available under revolving credit agreements with commercial banks, and unfunded commitments from the SBA were $5,000,000.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $106,000,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $26,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at September 30, 2011. See Note 4 to the consolidated financial statements on page 16 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$169,633	48%	1.34%
SBA debentures	69,685	20	5.44
Notes payable to banks	77,569	22	4.26
Preferred securities	33,000	10	7.68

Total outstanding debt	$349,887	100%	3.40

Deposits and federal funds purchased at Medallion Bank	488,306	—	0.80%

Total outstanding debt, including Medallion Bank	$838,193	—	1.89

(1)	Weighted average contractual rate as of September 30, 2011.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at September 30, 2011.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$—	$—	$169,633	$—	$—	$—	$169,633
SBA debentures	3,000	19,450	13,500	9,250	—	24,485	69,685
Notes payable to banks	19,663	22,246	24,137	139	10,510	874	77,569
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$22,663	$41,696	$207,270	$9,389	$10,510	$58,359	$349,887

Deposits and federal funds purchased at Medallion Bank	$315,004	$128,852	$44,450	$—	$—	$—	$488,306

Total, including Medallion Bank	$337,667	$170,548	$251,720	$9,389	$10,510	$58,359	$838,193

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of September 30, 2011 by approximately $1,253,000 on an annualized basis, compared to a positive impact of $1,291,000 at December 31, 2010, and the impact of such an immediate increase of 1% over a one year period would have been ($2,000,000) at September 30, 2011, compared to ($2,026,000) for December 31, 2010. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2011. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	Total	12/31/2010
Cash	$6,079	$1,145	$7,605	$1,191	$2,867	$—	$18,887	$17,303
Bank loans	56,382	96,514	—	—	—	—	152,896	97,578
Amounts undisbursed	15,050	60,277	—	—	—	—	75,327	10,500
Amounts outstanding	41,332	36,237	—	—	—	—	77,569	87,078
Average interest rate	4.00%	4.55%	—	—	—	—	4.26%	4.41%
Maturity	10/11-1/16	10/11-2/17	—	—	—	—	10/11-2/17	1/11-2/17
Preferred securities	33,000	—	—	—	—	—	33,000	$33,000
Average interest rate	7.68%	—	—	—	—	—	7.68%	7.68%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	200,000	—	—	—	—	200,000	$200,000
Amounts undisbursed	—	30,367	—	—	—	—	30,367	19,796
Amounts outstanding	—	169,633	—	—	—	—	169,633	180,204
Average interest rate	—	1.34%	—	—	—	—	1.34%	1.31%
Maturity	—	12/13	—	—	—	—	12/13	12/13
SBA debentures	—	—	34,250	—	40,435	—	74,685	$92,735
Amounts undisbursed	—	—	5,000	—	—	—	5,000	12,485
Amounts outstanding	—	—	29,250	—	40,435	—	69,685	80,250
Average interest rate	—	—	5.43%	—	5.45%	—	5.44%	5.48%
Maturity	—	—	3/14-3/21	—	9/12-3/21	—	9/12-3/21	9/11-3/21

Total cash and amounts remaining undisbursed under credit facilities	$21,129	$91,789	$12,605	$1,191	$2,867	$—	$129,581	$60,084

Total debt outstanding	$74,332	$205,870	$29,250	$—	$40,435	$—	$349,887	$380,532

Including Medallion Bank
Cash	—	—	—	—	—	$19,049	$19,049	$16,980
Deposits and federal funds purchased	—	—	—	—	—	488,306	488,306	468,957
Average interest rate	—	—	—	—	—	0.80%	0.80%	1.34%
Maturity	—	—	—	—	—	10/11-8/14	10/11-8/14	1/11-9/13

Total cash and amounts remaining undisbursed under credit facilities	$21,129	$91,789	$12,605	$1,191	$2,867	$19,049	$148,630	$77,064

Total debt outstanding	$74,332	$205,870	$29,250	$—	$40,435	$488,306	$838,193	$849,489

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $30,367,000 under our revolving credit agreement with DZ Bank as of September 30, 2011. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Testing Goodwill for Impairment”. ASU 2011-08 amends Topic 350 (Intangibles-Goodwill and Other) by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not believe adoption will have an impact on its financial condition or results of operation.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards”. ASU 2011-04 amends Topic 820 (Fair Value Measurement) by providing a consistent definition of fair value, ensuring that the fair value measurement and disclosure requirements are similar between US GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011, and is to be applied prospectively. The Company is evaluating the impact adoption of ASU 2011-04 will have on its disclosures, and does not believe adoption will have an impact on its financial condition or results of operation.

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

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of November 2, 2011, there were 134 holders of record of the Company’s common stock.

On November 2, 2011, the last reported sale price of our common stock was $12.03 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2011	DIVIDENDS DECLARED	HIGH	LOW
Third quarter	$0.19	$10.13	$9.01
Second quarter	0.18	9.89	8.70
First quarter	0.17	8.79	7.82

2010
Fourth quarter	$0.16	$8.79	$7.79
Third quarter	0.15	7.79	6.50
Second quarter	0.15	8.24	6.59
First quarter	0.15	8.45	7.81

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

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through September 30, 2011	8,647	9.06	8,647	6,028,027

Total	1,580,615	8.84	1,580,615	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In October 2011, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than November 2011 and are to conclude 180 days after the commencement of the purchases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2011. In addition, based on our evaluation as of September 30, 2011, there have been no changes that occurred during the 2011 nine months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent market conditions have materially and adversely affected the debt and equity capital markets in the US, which could have a negative impact on our business and operations. The US capital markets have experienced extreme volatility and disruption for more than 3 years as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market, and the failure of major financial institutions. These events have contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of credit and equity capital for the markets as a whole, and financial services firms in particular. We believe that the US economy is emerging from a prolonged recession, and forecasts for 2011 and 2012 generally call for a very slow recovery from the economic recession. As a result, we believe these conditions may continue for a prolonged period of time and possibly worsen in the future. A prolonged period of market illiquidity would continue to have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions.

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

As of September 30, 2011, we had $349,887,000 of outstanding indebtedness, which had a weighted average borrowing cost of 3.40% at September 30, 2011, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $488,306,000 of outstanding indebtedness at a weighted average borrowing cost of 0.80%.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute an ineligible investment. As of September 30, 2011, up to 27% of our total assets were invested in ineligible investments.

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

As of September 30, 2011, our largest investment subject to this test was our investment in Medallion Bank, representing 18% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our management and approved by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, we value our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of September 30, 2011, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $14,483,000 or 3.10% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of September 30, 2011 by approximately $1,253,000 on an annualized basis, compared to a positive impact of $1,291,000 at December 31, 2010, and the impact of such an immediate increase of 1% over a one year period would have been ($2,000,000) at September 30, 2011, compared to ($2,026,000) for December 31, 2010. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $100,000 to $975,000 for corporate medallions and $687,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2009, the value of New York City taxicab medallions increased by approximately 18% for individual medallions and 26% for corporate medallions.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of September 30, 2011, investments in New York City taxi medallion loans represented approximately 78% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

Date: November 3, 2011

By:	/s/ Alvin Murstein

Alvin Murstein

Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall

Larry D. Hall

Senior Vice President and
Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.